Form 10-K
period 2013-12-31
SEALED AIR CORP/DE
filed 2014-02-28
CIK 1012100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,549,000,000, based on the closing sale price as reported on the New York Stock Exchange.

There were 196,199,006 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of January 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders, to be held on May 22, 2014, are incorporated by reference into Part II and Part III of this Form 10-K.

SEALED AIR CORPORATION AND SUBSIDIARIES

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. The U.S. Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Some of our statements in this report, in documents incorporated by reference into this report and in our future oral and written statements may be forward-looking. These statements reflect our beliefs and expectations as to future events and trends affecting our business, our consolidated financial condition and results of operations. These forward-looking statements are based upon our current expectations concerning future events and discuss, among other things, anticipated future financial performance and future business plans. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar expressions. Examples of these forward-looking statements include projections regarding our financial performance such as those in the “Components of Change in Net Sales” and “Cost of Sales” sections of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part I, Item 7.

The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: global economic and political conditions, changes in our credit ratings, changes in raw material pricing and availability, changes in energy costs, competitive conditions, success of our restructuring activities, currency translation and devaluation effects, the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts, the effects of animal and food-related health issues, pandemics, consumer preferences, environmental matters, regulatory actions and legal matters, and the other information referenced below under Part I, Item 1A, “Risk Factors.” Except as required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Non-U.S. GAAP Information

In our MD&A, we present financial information in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). We also present financial information that does not conform to U.S. GAAP, which we refer to as non-U.S. GAAP, as our management believes it is useful to investors. In addition, non-U.S. GAAP measures are used by management to review and analyze our operating performance and, along with other data, as internal measures for setting annual budgets and forecasts, assessing financial performance, providing guidance and comparing our financial performance with our peers. The non-U.S. GAAP information has limitations as an analytical tool and should not be considered in isolation from or as a substitute for U.S. GAAP information. It does not purport to represent any similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Further, non-U.S. GAAP financial measures that we present may not be comparable with similarly titled measures used by others. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures.

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

PART I

Item 1. Business

Sealed Air Corporation, a corporation organized under the laws of Delaware, is a global leader in food safety and security, facility hygiene and product protection. We serve an array of end markets including food and beverage processing, food service, retail, healthcare and industrial, and commercial and consumer applications. Our focus is on achieving quality sales growth through leveraging our geographic footprint, technological know-how and leading market positions to bring measureable, sustainable value to our customers, employees and investors.

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

We are a leading global innovator in the applications we serve and we differentiate ourselves through our:

•	extensive global reach, by which we leverage our strengths across our operations in 63 countries to reach customers in over 175 countries;

•	approximately 25,000 employees representing industry-leading expertise in food science, hygiene and sanitation solutions, and in package design, sales, service and engineering;

•

leading brands, such as Cryovac® packaging technology, Diversey™ and TASKI® brand cleaning and hygiene solutions and our Bubble Wrap® brand cushioning, Jiffy® protective mailers, and Instapak® foam-in-place systems;

•	technology leadership with an emphasis on proprietary technologies;

•	total systems offering that includes specialty materials and formulations, equipment systems and services; and

•	solid cash flow generation from premium solutions to meet our customers’ needs, productivity improvements, working capital management and an asset-light business model.

In 2013, our operations generated approximately 65% of our revenue from outside the United States, including approximately 26% of our revenue from developing regions. These developing regions are Africa, Asia (excluding Japan and South Korea), Central and Eastern Europe, and Latin America.

Our Business Strategies

We seek to enhance our position as a leading global provider of innovative packaging and hygiene solutions that our customers use to improve safety, efficiency and sustainability within their operations by focusing on six strategic priorities:

1.	Maintaining and extending our technological leadership, expertise and our sustainability value proposition.

We continue to focus on becoming a knowledge-based, market-driven company focused on helping our customers achieve their sustainability goals while delivering performance and cost competiveness –including enhancing top line growth and reducing costs; conserving energy, water and other resources; and mitigating risks. We are also focused on new value and pricing disciplines so we can share in the success we bring them.

2.	Better aligning ourselves with the customers, markets and global mega-trends.

As part of our ongoing business portfolio review, we are committed to identifying those customers and markets that offer us the best opportunity to deliver solutions and services that are sufficiently differentiated and valued in the marketplace. In addition, we are committed to aligning our business with key global mega-trends, including e-commerce, infection control and the global movement of food. In particular, we will leverage our strengths to enhance our position with our food and beverage customers and by doing so, we improve access to a more secure food supply chain – one that is safer and more nutritious; more efficient and less wasteful.

3.	Accelerating our penetration and rate of growth in developing regions.

With an international focus and extensive geographic footprint aligned to our growth opportunities, we will combine our local market knowledge with our broad portfolio and strengths in innovation and customer service to grow in developing regions. Urbanization, global trade, increased protein consumption and the ongoing conversion to safer and hygienically packaged foods and goods are key secular trends that underpin our confidence in our ability to grow rapidly in these parts of the world.

4.	Focusing on cash flow generation and improved return on assets.

We are focused on generating substantial operating cash flow from our existing business so that we can continue to invest in new products and technologies, deleverage our balance sheet, continue to pay dividends, and support growth in our share price. We believe our ongoing process of critically analyzing our business portfolio and reallocating technical, human, and capital resources to the most promising market sectors from those sectors that are less strategic or have a lower level of financial performance will enhance our free cash flow generation performance and result in a higher return on assets, thus improving shareholder value.

5.	Optimizing our cost base and operations to maximize profitability.

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

6.	Developing our people.

We recognize that a core strength of our business is our people. Therefore, we will continue to invest in the development of key skills in our diverse workforce while improving our ability to attract and retain new employees who are motivated by our company vision and the positive impact they have on the world.

Segments

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

See below for information concerning our reportable segments, and also Note 5, “Segments.”

Descriptions of the Reportable Segments and Other Category

Food Care Segment

The Food Care division focuses on providing processors, retailers and food service operators a broad range of integrated system solutions that improve the management of contamination risk and facility hygiene during the food and beverage production process, extend product shelf life through packaging technologies, and improve merchandising, ease-of-use, and back-of-house preparation processes. Our systems are designed to be turn-key and reduce customers’ total operating costs through improved operational efficiencies and reduced food waste, as well as lower water and energy use. As a result, processors are able to produce and deliver their products more cost-effectively, safely, efficiently, and with greater confidence through their supply chain with a trusted partner.

The business largely serves perishable food and beverage processors predominately in fresh red meat, smoked and processed meats, beverages, poultry and, dairy (solids and liquids) markets worldwide, and maintains a leading position in the applications it targets. Solutions are marketed under the Cryovac® and Diversey™ trademarks and under sub-brands such as Cryovac Grip & Tear®, Cryovac Mirabella®, Simple Steps® and Secure Check®.

Our solutions incorporate equipment systems that are frequently integrated into customers’ operations, consumables such as advanced flexible films, absorbent materials and trays, and a variety of pre- and post-sale services. Packaging equipment systems can incorporate various options for loading, filling and dispensing, and will also accommodate certain retort and aseptic processing conditions. Equipment solutions supported include vacuum shrink bag systems, flow-vac, thermoforming, skin, tray/lid and vertical pouch packaging systems. Services include graphic design, printing, training, field quality assurance and remote diagnostics. Facility hygiene solutions include clean-in-place and open plant systems that integrate cleaning chemicals, lubricants, floor care equipment and cleaning tools. Also offered are a wide range of value-added services such as application and employee training and auditing of hygiene, water and energy management to improve the operational efficiency of customers’ processes and their cleaning efficacy.

Food Care focuses on providing comprehensive systems which protect our customers’ products while adding value through increasing operational efficiency and reducing waste throughout the entire food and beverage supply chain. Food Care will partner with customers to provide integrated packaging and hygiene solutions that will consistently deliver food safety, shelf life extension, total cost optimization and innovative packaging formats which will enable our customers to enhance their brands in the marketplace.

Diversey Care Segment

The Diversey Care division represents the broad offering of Diversey™-branded total integrated system solutions for facility hygiene, food safety and security, and infection control to customers worldwide. The division is focused on serving five key institutional and industrial sectors globally, which include: food service operators, hospitality establishments and building service contractors, food retail outlets, and healthcare facilities.

Diversey Care integrates cleaning chemicals, floor care machines, cleaning tools and equipment, and a wide range of value-added services based on extensive expertise, including application and employee training, auditing of hygiene and appearance, food safety services and water and energy management. Diversey Care solutions aim to improve operational efficiency and mitigate risk by improving our customers’ cleaning processes and methods and reducing the overall environmental footprint of commercial and industrial facilities. These solutions address kitchen hygiene, floor care, housekeeping and restroom care, and professional laundry. The product range of Diversey-branded solutions includes fully integrated lines of products and dispensing systems for hard surface cleaning, disinfecting and sanitizing, hand washing, deodorizing, mechanical and manual ware washing, hard surface and carpeted floor cleaning systems, cleaning tools and utensils, and fabric care for professional laundry applications comprising detergents, stain removers, bleaches and a broad range of dispensing equipment for process control and management information systems. Floor care machines are commercialized under the well-established Taski® brand.

Diversey Care is focused on growth in developing regions, where increased urbanization and greater sanitation and hygiene requirements provide growth opportunities with regional and multinational customers across its five targeted market sectors. Diversey Care retains a very solid market position in developed economies and is focused on expanding its market presence by increasing the measurable value its extensive expertise and integrated solutions can provide. Its global footprint enables advantages in accessing the opportunity provided by large corporate and international accounts.

Product Care Segment

The Product Care division provides customers a broad portfolio of Product Care systems designed for use across a range of applications and industries globally. This division provides customers with a versatile range of Product Care solutions to meet cushioning, void fill, positioning/block-and-bracing, surface protection, retail display, containment and dunnage needs. Solutions are marketed under industry-leading brands that include Bubble Wrap® and AirCap® air cellular packaging, Cryovac® performance shrink films, Shanklin® shrink packaging systems, Instapak® polyurethane foam packaging systems, Jiffy® mailers, and Korrvu® suspension and retention packaging and sustainable offers in PakNatural® Loose fill and Restore™ Mushroom® packaging. Solutions are sold globally and supported by a network of 30 ASTM-approved Product Care design and testing centers, and one of the industry’s largest sales and service team.

Today, Product Care solutions are largely sold through business supply distribution that sells to business/industrial end-users representing over 400 SIC codes. Additionally, solutions are sold directly to fabricators, OEMs/contract manufacturers, e-commerce/fulfillment operations, and at retail centers, where Product Care offers select products for consumer use.

Product Care is focused on sustainability, growth in developing regions, advancements in material science, automation and user ease-of-use interface and features.

Other Category

We also focus on growth by utilizing our technologies in new market segments. This category includes our medical applications and new ventures businesses and included the rigid medical packaging business, which we sold in 2013 and has been presented as discontinued operations. See Note 3, “Divestitures,” for further information.

Medical Applications

The goal of our Medical Applications business is to provide solutions offering superior protection and reliability to the medical, pharmaceutical and medical device industries. We sell medical applications products directly to medical device manufacturers and pharmaceutical companies and to the contract packaging firms that supply them. Medical Applications is focused on growth in the medical device and pharmaceutical solutions packaging markets. Our core product lines include customer designed flexible packaging materials for medical and drug delivery devices, specialty component films for ostomy and colostomy bags and PVC free film to package pharmaceutical solutions.

New Ventures

Our New Ventures business includes several development and innovative projects. These include technologies and solutions sourced from renewable materials and equipment systems that offer an automated packaging service for high-volume fulfillment or pick-and-pack operators.

Global Operations

We operate through our subsidiaries and have a presence in the United States and the 62 other countries listed below, enabling us to distribute our products to our customers in over 175 countries.

Argentina	Czech Republic	Indonesia	Netherlands	Saudi Arabia	Turkey
Australia	Denmark	Ireland	New Zealand	Singapore	Ukraine
Austria	Dominican Republic	Israel	Nigeria	Slovakia	United Arab Emirates
Barbados	Egypt	Italy	Norway	Slovenia	United Kingdom
Belgium	Finland	Jamaica	Pakistan	South Africa	Uruguay
Brazil	France	Japan	Peru	South Korea	Venezuela
Canada	Germany	Kenya	Philippines	Spain	Vietnam
Chile	Greece	Luxembourg	Poland	Sweden
China	Guatemala	Malaysia	Portugal	Switzerland
Colombia	Hungary	Mexico	Romania	Taiwan
Costa Rica	India	Morocco	Russia	Thailand

In maintaining our foreign operations, we face risks inherent in these operations, such as currency fluctuations, inflation and political instability. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference. Other risks attendant to our foreign operations are set forth in Part I, Item 1A “Risk Factors,” of this Annual Report on Form 10-K, which information is incorporated herein by reference. Information on the impact of currency exchange on our consolidated financial statements appears in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information showing net sales and total long-lived assets by geographic region for each of the three years ended December 31, 2013 appears in Note 5, “Segments,” which information is incorporated herein by reference. We maintain programs to comply with the various laws, rules and regulations related to the protection of the environment that we may be subject to in the many countries in which we operate. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Environmental Matters.”

Employees

As of December 31, 2013, we had approximately 25,000 employees worldwide. Approximately 7,000 of these employees were in the U.S., with approximately 150 of these employees covered by collective bargaining agreements. Of the approximately 16,750 employees who were outside the U.S., approximately 9,700 were covered by collective bargaining agreements. Outside of the U.S., many of the covered employees are represented by works councils or industrial boards, as is customary in the jurisdictions in which they are employed. We believe that our employee relations are satisfactory.

Marketing, Distribution and Customers

At December 31, 2013, we employed approximately 7,300 sales, marketing and customer service personnel throughout the world who sell and market our products to and through a large number of distributors, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, foodservice businesses, supermarket retailers, lodging, retail, pharmaceutical companies, healthcare facilities, medical device manufacturers, and other manufacturers.

To support our Food Care and New Ventures customers, we operate three Packforum® innovation and learning centers that are located in the U.S., France, and China. At Packforum® Centers, we assist customers in identifying the appropriate packaging materials and systems to meet their needs. We also offer ideation services, educational seminars, employee training and customized graphic design services to our customers.

To assist our marketing efforts for our Product Care products and to provide specialized customer services, we operate 30 industrial Package Design Centers (PDCs) worldwide within our facilities. These PDCs are staffed with professional packaging engineers and outfitted with drop-testing and other equipment used to develop, test and validate cost-effective package designs to meet each Product Care customer’s needs.

To support our equipment systems and the marketing of our totals systems solutions, we provide field technical services to our customers worldwide. These services include system installation, integration and monitoring systems, repair and upgrade, operator training in the efficient use of our systems, qualification of various consumable and system combinations, and equipment layout and design.

Our Food Care applications are largely sold direct, while most of our Product Care products and a portion of our Diversey Care products and solutions are sold through business supply distributors.

We have no material long-term contracts for the distribution of our products. In 2013, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales.

Seasonality

Historically, net sales in our Food Care segment have tended to be slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter, due to holiday events. Net sales in our Diversey Care segment have tended to be slightly lower in the first quarter; second quarter sales represent a modest seasonal increase due to higher occupancy rates in European lodging; and the third and fourth quarters of the year are relatively the same level as the second quarter. Net sales in our Product Care segment have also tended to be slightly lower in the first quarter and higher in the mid-third quarter and through the fourth quarter due to the holiday shopping season. On a consolidated basis, there is little seasonality in the business, with net sales slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter. Our consolidated net earnings typically trend directionally the same as our net sales seasonality. Cash flow from operations has tended to be lower in the first quarter and higher in the fourth quarter, reflecting seasonality of sales and working capital changes, including the timing of certain annual incentive compensation payments.

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

There are other manufacturers of Food Care products, some of which are companies offering similar products that operate across regions and others that operate in a single region or single country. Competing manufacturers produce a wide variety of food packaging based on plastic, metals and other materials. We believe that we are one of the leading suppliers of (i) flexible food packaging materials and related systems in the principal geographic areas in which we offer those products, (ii) barrier trays for case-ready meat products in the principal geographic areas in which we offers those trays, and (iii) absorbent pads for food products to supermarkets and to meat and poultry processors in the United States.

Our Food Care hygiene solutions and Diversey Care solutions face a wide spectrum of competitors across each product category. Competition is both global and regional in scope and includes numerous small, local competitors with limited product portfolios and geographic reach. We compete globally on premium product offerings and application expertise, innovative product and dispensing equipment offerings, value-added solution delivery, and strong customer service and support. We differentiate our offerings from competitors by becoming the preferred partner to our customers, and by providing innovative, industry-leading products to make their facilities safer and healthier for both maintenance staff and building occupants. We believe our integrated solutions approach, which includes the supply of machines, tools, chemicals, processes and training to customers to drive productivity improvements, reduce risk of food safety events and improve infection control to reduce healthcare acquired infections, is a unique competitive strength. Additionally, the quality, ease of use and environmental profile of our products are unique and have helped support long-standing, profitable relationships with many top customers.

Our Product Care products compete with similar products made by other manufacturers and with a number of other packaging materials that customers use to provide protection against damage to their products during shipment and storage. Among the competitive materials are various forms of paper packaging products, expanded plastics, corrugated die cuts, strapping, envelopes, reinforced bags, boxes and other containers, and various corrugated materials, as well as various types of molded foam plastics, fabricated foam plastics, mechanical shock mounts, and wood blocking and bracing systems. We believe that we are one of the leading suppliers of air cellular cushioning materials containing a barrier layer, inflatable packaging, suspension and retention packaging, shrink films for industrial and commercial applications, protective mailers, polyethylene foam and polyurethane foam packaging systems in the principal geographic areas in which we sell these products.

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

We have a centralized supply chain organization, which includes centralized management of procurement and logistic activities. Our objective is to leverage our global scale to achieve sourcing efficiencies and reduce our total delivered cost across all our regions. We do this while adhering to strategic performance metrics and stringent sourcing practices.

Research and Development Activities

We maintain a continuing effort to develop new products and improve our existing products and processes, including developing new packaging, non-packaging and chemical equipment and applications using our intellectual property. From time to time, we also acquire and commercialize new packaging and other products or techniques developed by others. Our research and development projects rely on our technical capabilities in the areas of food science, materials science, chemistry, package design and equipment engineering. Our research and development expense was $133 million in 2013, $135 million in 2012 and $105 million in 2011.

Our research and development activities are focused on end-use application. As a result, we operate:

•	two food science laboratories located in the U.S. and Italy;

•

six research and development laboratories focused on the development of cleaning and sanitation formulations, which are located in the U.S., Germany, the Netherlands, Switzerland, India and Brazil; and

•	eight equipment design centers in the U.S., Germany, Switzerland and Italy that focus on equipment and parts design and innovation to support the development of comprehensive systems solutions.

Patents and Trademarks

We are the owner or licensee of an aggregate of over 4,900 United States and foreign patents and patent applications, as well as an aggregate of over 10,300 United States and foreign trademark registrations and trademark applications that relate to many of our products, manufacturing processes and equipment. We believe that our patents and trademarks collectively provide a competitive advantage. We file annually an average of 320 United States and foreign patent applications and 480 United States and foreign trademark applications. None of our reportable segments is dependent upon any single patent or trademark alone. Rather, we believe that our success depends primarily on our sales and service, marketing, engineering and manufacturing skills and on our ongoing research and development efforts. We believe that the expiration or unenforceability of any of our patents, applications, licenses or trademark registrations would not be material to our business or consolidated financial condition.

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

We also support our customers’ interests in eliminating waste by offering or participating in collection programs for some of our products or product packaging and for materials used in some of our products. When possible, materials collected through these programs are reprocessed and either reused in our Product Care operations or offered to other manufacturers for use in other products. In addition, gains that we have made in internal recycling programs have allowed us to improve our net raw material yield, thus mitigating the impact of resin costs, while lowering solid waste disposal costs and controlling environmental liability risks associated with waste disposal.

Our emphasis on environmental, health and safety compliance provides us with risk reduction opportunities and cost savings through asset protection and protection of employees.

Available Information

Our Internet address is www.sealedair.com. We make available, free of charge, on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports that we file or furnish pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission.

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

Uncertain global economic conditions have had and could continue to have an adverse effect on our consolidated financial condition and results of operations.

Uncertain global economic conditions have had and may continue to have an adverse impact on our business in the form of lower net sales due to weakened demand, unfavorable changes in product price/mix, or lower profit margins. For example, global economic downturns have adversely impacted some of our end-users and customers, such as food processors, distributors, supermarket retailers, hotels, restaurants, retail establishments, other retailers, business service contractors and e-commerce and mail order fulfillment firms, and other end-users that are particularly sensitive to business and consumer spending.

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

We operate in 63 countries, and our products are distributed in those countries as well as in other parts of the world. A large portion of our manufacturing operations are located outside of the United States and a majority of our net sales are generated outside of the United States. Operations outside of the United States, particularly operations in developing regions, are subject to various risks that may not be present or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those areas.

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

Although the Settlement agreement (as defined in Note 18, “Commitments and Contingencies”) has been implemented and we have been released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against us arising from a 1998 transaction with Grace (as defined below), if the courts were to refuse to enforce the injunctions or releases contained in the Plan (as defined below) and the Settlement agreement with respect to any claims and if Grace were unwilling or unable to defend and indemnify us for such claims, then we could be required to pay substantial damages, which could have a material adverse effect on our consolidated financial condition and results of operations. We are also a defendant in a number of asbestos-related actions in Canada arising from Grace’s activities in Canada prior to the 1998 transaction.

On March 31, 1998, Sealed Air completed a multi-step transaction (the “Cryovac transaction”) involving W.R. Grace & Co. (“Grace”) which brought the Cryovac packaging business and the former Sealed Air’s business under the common ownership of the Company. As part of that transaction, Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac transaction (including asbestos-related liabilities), other than liabilities relating to Cryovac’s operations, and agreed to indemnify the Company with respect to such retained liabilities. Since the beginning of 2000, we have been served with a number of lawsuits alleging that, as a result of the Cryovac transaction, we are responsible for alleged asbestos liabilities of Grace and its subsidiaries. While they vary, these suits all appear to allege that the transfer of the Cryovac business was a fraudulent transfer or gave rise to successor liability. On April 2, 2001, Grace and a number of its subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In connection with Grace’s Chapter 11 case, the Bankruptcy Court issued orders dated May 3, 2001 and January 22, 2002, staying all asbestos actions against the Company (the “Preliminary Injunction”). However, the official committees appointed to represent asbestos claimants in Grace’s Chapter 11 case (the “Committees”) received the court’s permission to pursue fraudulent transfer and other claims against the Company and its subsidiary Cryovac, Inc. based upon the Cryovac transaction. This proceeding was brought in the U.S. District Court for the District of Delaware (the “District Court”) (Adv. No. 02-02210).

On November 27, 2002, we reached an agreement in principle with the Committees to resolve all current and future asbestos-related claims made against us and our affiliates in connection with the Cryovac transaction. The Settlement agreement provided for the resolution of the fraudulent transfer claims and successor liability claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction. The parties to the agreement in principle signed the definitive Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. On June 27, 2005, the Bankruptcy Court signed an order approving the Settlement agreement. Although Grace is not a party to the Settlement agreement, under the terms of the order, Grace is directed to comply with the Settlement agreement subject to limited exceptions.

On September 19, 2008, Grace, the Official Committee of Asbestos Personal Injury Claimants, the Asbestos PI Future Claimants’ Representative, and the Official Committee of Equity Security Holders filed, as co-proponents, a plan of reorganization (as filed and amended from time to time, the “Plan”) and several exhibits and associated documents, including a disclosure statement, with the Bankruptcy Court. The Plan provides for the establishment of two asbestos trusts under Section 524(g) of the United States Bankruptcy Code to which present and future asbestos-related personal injury and property damage claims are channeled. The Plan incorporates the Settlement agreement, including our payment of amounts contemplated by the Settlement agreement and the releases and injunctions contemplated by the Settlement agreement.

On February 3, 2014 (the “Effective Date”), the Plan implementing the Settlement agreement became effective with Grace emerging from bankruptcy. In accordance with the Plan and the Settlement agreement, on the Effective Date, Cryovac, Inc. made aggregate cash payments in the amount of $929.7 million to the WRG Asbestos PI Trust (the “PI Trust”) and the WRG Asbestos PD Trust (the “PD Trust”) and transferred 18 million shares of Sealed Air common stock to the PI Trust, in each case reflecting adjustments made in accordance with the Settlement agreement. Under the Plan, the Preliminary Injunction remained in place through the Effective Date and, on the Effective Date, the Plan and Settlement agreement injunctions and releases with respect to asbestos claims and certain other claims became effective. Thereafter, on February 19, 2014, Grace filed a motion with the Bankruptcy Court indicating that the Preliminary Injunction had been replaced by the Plan injunctions as of the Effective Date and seeking to dismiss with prejudice the proceedings in which the Preliminary Injunction was issued. The Plan further provides for the channeling of existing and future asbestos claims to the PI Trust or the PD Trust, as applicable. In addition, under the Plan and the Settlement agreement, Grace is required to indemnify us with respect to asbestos and certain other liabilities. Notwithstanding the foregoing, and although we believe the possibility to be remote, if any courts were to refuse to enforce the injunctions or releases contained in the Plan and the Settlement agreement with respect to any claims, and if, in addition, Grace were unwilling or unable to defend and indemnify us for such claims, then we could be required to pay substantial damages, which could have a material adverse effect on our consolidated financial condition and results of operations.

Since November 2004, the Company and specified subsidiaries have been named as defendants in a number of cases, including a number of putative class actions, brought in Canada as a result of Grace’s alleged marketing, manufacturing or distributing of asbestos or asbestos containing products in Canada prior to the Cryovac transaction in 1998. Grace has agreed to defend and indemnify us and our subsidiaries in these cases. A global settlement of these Canadian claims to be funded by Grace has been approved by the Canadian court, and the Plan provides for payment of these claims. We do not have any positive obligations under the Canadian settlement, but we are a beneficiary of the release of claims. The release in favor of the Grace parties (including us) became operative upon the effective date of a plan of reorganization in Grace’s United States Chapter 11 bankruptcy proceeding. As filed, the Plan contemplates that the claims released under the Canadian settlement will be subject to injunctions under Section 524(g) of the Bankruptcy Code. As indicated above, the Bankruptcy Court entered the Bankruptcy Court Confirmation Order on January 31, 2011 and the Clarifying Order on February 15, 2011 and the District Court entered the Original District Court Confirmation Order on January 30, 2012 and the Amended District Court Confirmation Order on June 11, 2012. The Canadian Court issued an Order on April 8, 2011 recognizing and giving full effect to the Bankruptcy Court’s Confirmation Order in all provinces and territories of Canada in accordance with the Bankruptcy Court Confirmation Order’s terms. As described above, the Plan became effective on February 3, 2014. In accordance with an order of the Canadian court, on the Effective Date the actions became permanently stayed until they are amended to remove the Grace parties as named defendants. Two actions were dismissed by the Manitoba court as against the Grace parties on February 19, 2014 and it is anticipated that the remaining actions will now also be dismissed. Notwithstanding the foregoing, and although we believe the possibility to be remote, if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify us and our subsidiaries in these cases, then we could be required to pay substantial damages, which we cannot estimate at this time and which could have a material adverse effect on our consolidated financial condition or results of operations. For further information concerning these matters, see Note 18, “Commitments and Contingencies.”

As a result of the recent funding of the Settlement agreement, a large portion of our common stock was transferred to the PI Trust. Future sales of our common stock by the PI Trust could adversely affect the trading price of our common stock.

As of February 3, 2014, the PI Trust owned approximately 8.4% of our outstanding common stock as a result of the transfer of 18 million shares of our common stock pursuant to the Settlement agreement. In connection with the Settlement agreement, we entered into a registration rights agreement with the PI Trust with respect to these shares. The registration rights agreement, which includes customary “piggyback” and shelf registration provisions, requires us to file a registration statement for the resale of the shares of our common stock transferred to the PI Trust and to cooperate in certain underwritten offerings. Sales by the PI Trust of a substantial number of shares of our common stock in the public market pursuant to registration rights or otherwise, or the perception that these sales might occur, could cause the market price of our common stock to decline.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing the senior secured credit facilities, the indentures that govern our senior notes and the agreements covering our accounts receivable securitization programs restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

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

The terms of our credit agreement governing our senior secured credit facilities and accounts receivable securitization programs and the indentures governing our senior notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

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

In addition, amounts available under our accounts receivable securitization programs can be impacted by a number of factors, including but not limited to our credit ratings, accounts receivable balances, the creditworthiness of our customers and our receivables collection experience.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2013, we had $1.393 billion of borrowings under our senior secured credit facilities at variable interest rates. A 1/8% increase or decrease in the assumed interest rates on the senior secured credit facilities would result in a $0.9 million increase or a $0.9 million decrease in annual interest expense. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

The full realization of our deferred tax assets, including primarily those related to the Settlement agreement, may be affected by a number of factors, including our earnings in the U.S.

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

Our largest deferred tax asset relates to our Settlement agreement. The value of this net asset, which was $373 million at December 31, 2013, reflects our anticipated tax benefit from the cash portion of the Settlement agreement and related accrued interest and the value of 18 million shares of our common stock at a post-split price of $17.86 per share, which was the price when the Settlement agreement was reached in 2002. We intend to carry back a significant portion of the loss resulting from our deduction under the Settlement agreement. The efficiency of any amount carried back and the benefit there from, as well as the benefit from the amount carried forward, may depend upon, among other factors, our past and anticipated future earnings in the U.S. These factors, including any reduction in our anticipated U.S. earnings, could result in a significant increase in our effective tax rate and could have a material adverse effect on our consolidated results of operations in the periods in which any such condition occurs. In addition, changes in statutory tax rates or other legislation or regulation may change our deferred tax assets or liability balances, with either favorable or unfavorable impacts on our effective tax rate.

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

Customers in the food service, food and beverage processing, building care, lodging, industrial distribution and healthcare sectors have been consolidating in recent years, and we believe this trend may continue. Such consolidation could have an adverse impact on the pricing of our products and services and our ability to retain customers, which could in turn adversely affect our business, consolidated financial condition or results of operations.

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

The market for our hygiene products is highly competitive. Our hygiene products businesses face significant competition from global, national, regional and local companies within some or all of our product lines in each sector that we serve. Barriers to entry and expansion in the institutional and industrial cleaning, sanitation and hygiene industry are low.

Our inability to maintain a competitive advantage could result in lower prices or lower sales volumes for our products. Additionally, we may not successfully implement our pricing actions. These factors may have an adverse impact on our consolidated financial condition or results of operations.

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

Our principal sources of liquidity are accumulated cash and cash equivalents, short-term investments, cash flow from operations and amounts available under our lines of credit, including our senior secured credit facilities and our accounts receivable securitization programs. We may be unable to refinance any of our indebtedness, including our senior notes, our accounts receivable securitization programs and our senior secured credit facilities, on commercially reasonable terms or at all.

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

Approximately 65% of our net sales in 2013 were generated outside the United States. We translate sales and other results denominated in foreign currency into U.S. dollars for our consolidated financial statements. During periods of a strengthening U.S. dollar, our reported international sales and net earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

Also, while we often produce in the same geographic markets as our products are sold, expenses are more concentrated in the U.S. than sales, so that in a time of strengthening of the U.S. dollar, our profit margins could be reduced. While we use financial instruments to hedge certain foreign currency exposures, this does not insulate us completely from foreign currency effects and exposes us to counterparty credit risk for non-performance. See Note 13, “Derivatives and Hedging Activities.”

We have recognized foreign exchange gains and losses related to the currency devaluations in Venezuela and its designation as a highly inflationary economy under U.S. GAAP. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Rates — Venezuela.”

In all jurisdictions in which we operate, we are also subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the U.S. and may limit our ability to convert foreign currency cash flows into U.S. dollars.

New and stricter legislation and regulations may affect our business and consolidated financial condition and results of operations.

Increased legislative and regulatory activity and burdens, and a more stringent manner in which they are applied (particularly in the United States), could significantly impact our business and the economy as a whole. For example, the Affordable Care Act (the “ACA”), which was adopted in 2010 and is being phased in over several years, significantly affects the provision of both healthcare services and benefits in the United States; the ACA may impact our cost of providing our employees and retirees with health insurance and/or benefits, and may also impact various other aspects of our business. We provide benefits to our employees which are competitive within the industries in which we operate. The ACA did not have a material impact on our consolidated financial position or results of operations in 2013, 2012 or 2011; however, we are continuing to assess the impact of the ACA on our healthcare benefit costs. The regulatory environment is still developing, and the potential exists for future legislation and regulations to be adopted. These developments, as well as the increasingly strict regulatory environment, may also adversely affect the customers to which, and the markets into which, we sell our products, and increase our costs and otherwise negatively affect our business, consolidated financial condition or results of operations, including in ways that cannot yet be foreseen.

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

We also seek opportunities to enhance our enterprise reporting systems (“ERPs”) and are currently in the process of implementing upgrades and new ERPs. As a result of these implementations, we may experience disruptions in fulfilling and invoicing customer orders, applying cash receipts, and placing purchase orders with suppliers, making cash disbursements, and, data processing and electronic communications among business locations, which may have a material adverse effect on our business, consolidated financial condition or results of operations.

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

The relationship with S.C. Johnson & Son, Inc. (“SCJ”) is important to our Diversey Care segment, and any damage to this relationship could have a material adverse effect on this segment.

Diversey is party to various agreements with SCJ, including a brand license agreement (the “BLA”), a technology disclosure and license agreement, and supply and manufacturing agreements. Under the BLA, Diversey is granted a license in specified territories to sell certain SCJ products and use specified trade names owned by SCJ in the institutional and industrial channels of trade and, subject to certain limitations, in specified channels of trade in which both our Diversey Care segment and SCJ’s consumer business operate. SCJ and its affiliates supply products under the BLA. Sales of these products have historically been significant to our Diversey Care segment. The BLA purports to limit Diversey’s right to market products with non-SCJ brands that SCJ has not approved in certain channels of trade in specified countries. If we default under our agreements with SCJ and the agreements are terminated, SCJ fails to perform its obligations under these agreements, or our relationship with SCJ is otherwise damaged or severed, this could have a material adverse effect on our Diversey Care segment, consolidated financial condition or results of operations.

The relationship with Unilever PLC (“Unilever”) is important to our Diversey Care segment and any damage to this relationship could have a material adverse effect on this segment.

In connection with Diversey’s acquisition of the DiverseyLever business from Unilever in 2002, Diversey entered into various agreements with Unilever, including a license agreement and agency agreement. Pursuant to the license agreement, Unilever granted 31 Diversey subsidiaries a license to produce and sell professional size packs of Unilever’s consumer brand cleaning products. In four countries (the United Kingdom, Ireland, Portugal and Brazil), the Diversey subsidiaries operate under an agency agreement with Unilever. In addition, Diversey also holds licenses to use some trademarks and technology of Unilever in the market for institutional and industrial cleaning, sanitation and hygiene products and related services. We believe that these agreements are significant to our Diversey Care segment. If we default under our agreements with Unilever and the agreements are terminated, Unilever fails to perform its obligations under these agreements, or our relationship with Unilever is otherwise damaged or severed, this could have a material adverse effect on our Diversey Care segment, consolidated financial condition or results of operations.

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

In Europe and Latin America, most of our employees are represented by either labor unions or workers councils and are covered by collective bargaining agreements that are generally renewable on an annual basis. As is the case with any negotiation, we may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. A disruption in operations or higher ongoing labor costs could materially affect our business.

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

We are subject to an increasing number of information technology vulnerabilities, threats and targeted computer crimes which pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of our networks or systems, could result in the loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could materially adversely affect our business, financial condition and results of operations. While we attempt to mitigate these risks, our systems, networks, products, solutions and services remain potentially vulnerable to advanced and persistent threats.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We manufacture products in 122 facilities, with 35 of those facilities serving more than one of our business segments and our Other Category of products. The geographic dispersion of our manufacturing facilities is as follows:

Geographic Region	Number of Manufacturing Facilities
North America	51
Europe	30
Latin America	15
Asia, Middle East, Africa and Turkey (“AMAT”)	15
Japan/Australia/New Zealand (“JANZ”)	11

Total	122

Manufacturing Facilities by Reportable Segment and Other

Food Care: We produce Food Care products in 60 manufacturing facilities, of which 15 are in North America, 16 in Europe, 11 in Latin America, 11 in AMAT and 7 in JANZ.

Diversey Care: We produce Diversey Care products in 20 manufacturing facilities, of which 5 are in North America, 5 in Europe, 3 in Latin America, 5 in AMAT and 2 in JANZ.

Product Care: We produce Product Care products in 73 manufacturing facilities, of which 36 are in North America, 17 in Europe, 7 in Latin America, 10 in AMAT and 3 in JANZ.

Other: We produce medical applications products in 3 manufacturing facilities, of which 1 is in North America and 2 are in Europe. We produce Other products in 3 manufacturing facilities, of which 2 are in North America and 1 is in Europe.

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

We also occupy facilities containing sales, distribution, technical, warehouse or administrative functions at a number of locations in the U.S. and in many foreign countries. Some of these facilities are located on the manufacturing sites that we own and some on those that we lease. Stand-alone facilities of these types are generally leased. Our global headquarters are located in a leased property in Elmwood Park, New Jersey. For a list of those countries outside of the United States where we have operations, see “Global Operations” above.

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

At December 31, 2013, we were a party to, or otherwise involved in, several federal, state and foreign environmental proceedings and private environmental claims for the cleanup of “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and other sites. We may have potential liability for investigation and cleanup of some of these sites. It is our policy to accrue for environmental cleanup costs if it is probable that a liability has been incurred and if we can reasonably estimate an amount or range of costs associated with various alternative remediation strategies, without giving effect to any possible future insurance proceeds. As assessments and cleanups proceed, we review these liabilities periodically and adjust our reserves as additional information becomes available. At December 31, 2013, environmental related reserves were not material to our consolidated financial condition or results of operations. While it is often difficult to estimate potential liabilities and the future impact of environmental matters, based upon the information currently available to us and our experience in dealing with these matters, we believe that our potential future liability with respect to these sites is not material to our consolidated financial condition or results of operations.

We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The information appearing in the table below sets forth the current position or positions held by each of our executive officers, the officer’s age as of January 31, 2014, the year in which the officer was first elected to the position currently held with us or with the former Sealed Air Corporation, now known as Sealed Air Corporation (US) and a wholly-owned subsidiary of the Company, and the year in which such person was first elected an officer.

All of our officers serve at the pleasure of the Board of Directors. We have employed all officers for more than five years except for Mr. Chammas, who was first elected an officer effective December 16, 2010, Ms. De Mayo, who was first elected an officer effective December 20, 2012, Mr. Finch who was first elected effective May 16, 2013, Dr. Kadri, who was first elected an officer effective January 1, 2013, Ms. Lowe, who was first elected an officer effective June 18, 2012, Mr. Peribere, who was first elected an officer effective September 1, 2012, Mr. Sagnak, who was first elected an officer effective January 3, 2012 and Mr. Stiehl who was first elected an officer effective January 1, 2013.

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

Prior to joining the Company in May 2013, Mr. Finch was Vice President, Associate General Counsel and Chief Compliance Officer for Zimmer Holdings, Inc., a global medical device company, from October 2009 until May 2013, and prior to that served in management positions of increasing responsibility with Zimmer from May 2005 until October 2009. Prior to joining Zimmer, Mr. Finch practiced law with the international law firm of Fulbright & Jaworski LLP (now, Norton Rose Fulbright).

Prior to joining the Company in January 2013, Dr. Kadri was the General Manager of the Dow Advanced Materials Division, a specialty materials provider in the Middle East and Africa, and the Europe, Middle East and Africa Commercial Director for Dow Water & Process Solutions, a global leader in sustainable separation and purification technology, from January 2010 until December 2012. Dr. Kadri joined Dow in 2009 as a Marketing Director for Dow Coating Materials, following the acquisition of Rohm and Haas, where she served as a Marketing Director for the construction, coatings and industrial division, since 2007.

Prior to joining the Company in June 2012, Ms. Lowe was the President of Carlisle Food Service Products, a subsidiary of Carlisle Companies Incorporated, a global diversified manufacturing company from August 2011 through June 2012. Ms. Lowe worked for Carlisle Companies Inc. for over ten years in a number of leadership positions including President of two business units, Vice President and Chief Financial Officer, and Treasurer.

Prior to joining the Company in September 2012, Mr. Peribere worked at The Dow Chemical Company (“Dow”) from 1977 through August 2012. Mr. Peribere served in multiple managerial roles with Dow, most recently as Executive Vice President of Dow and President and Chief Executive Officer, Dow Advanced Materials, a unit of Dow, from 2010 through August 2012. Mr. Peribere currently serves as a board member of Xylem, Inc.

Prior to joining the Company in October 2011 in connection with the Diversey acquisition, Mr. Sagnak was Regional President — Asia Pacific, Africa, Middle East, Turkey and the Caucasian/Asian Republics (APAT) of Diversey since December 2010. Prior to that, he held several management positions at Diversey from 1995 through 2010 and with Unilever from 1990 through 1995.

Prior to joining the Company in January 2013, Mr. Stiehl was a Vice President of Finance and Controller of the Aerostructures business unit of United Technologies Corporation from July 2012 through December 2012. Mr. Stiehl worked at Goodrich Corporation from 2006 through 2012. Mr. Stiehl also served as Senior Audit Manager with Deloitte and has worked in various accounting and finance positions for over twenty-five years with increasing levels of responsibilities.

There are no family relationships among any of our officers or directors.

Name and Current Position	Age as of January 31, 2014	First Elected to Current Position	First Elected an Officer
Jerome A. Peribere President, Chief Executive Officer and Director	59	2013	2012
Carol P. Lowe Senior Vice President and Chief Financial Officer	48	2012	2012
Emile Z. Chammas Senior Vice President	45	2010	2010
Norman D. Finch Jr. Vice President, General Counsel and Secretary	49	2013	2013
Carole M. De Mayo Vice President	57	2012	2012
Karl R. Deily Vice President	56	2006	2006
J. Ryan Flanagan Vice President	50	2009	2009
Ilham Kadri Vice President	45	2013	2013
Warren J. Kudman Vice President	51	2009	2009
Ruth Roper Vice President	59	2004	2004
Yagmar Sagnak Vice President	47	2012	2012
Tod S. Christie Treasurer	55	1999	1999
William G. Stiehl Chief Accounting Officer and Controller	52	2013	2013

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the trading symbol SEE. The table below shows the quarterly high and low closing sales prices of our common stock and cash dividends per share for 2013 and 2012.

2013	High	Low	Dividends
First Quarter	$24.28	$17.94	$0.13
Second Quarter	24.64	21.15	0.13
Third Quarter	30.57	24.45	0.13
Fourth Quarter	34.13	26.56	0.13

2012	High	Low	Dividends
First Quarter	$21.04	$17.38	$0.13
Second Quarter	19.95	14.90	0.13
Third Quarter	16.67	13.11	0.13
Fourth Quarter	17.55	15.24	0.13

As of January 31, 2014, there were approximately 5,237 holders of record of our common stock.

Dividends

Our Amended Credit Facility and the senior notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock.

The following table shows our total cash dividends paid each year since we initiated quarterly cash dividend payments in 2006.

	Total Cash Dividends Paid	Total Cash Dividends Paid per Common Share
	(In millions)
2006	$48.6	$0.30
2007	64.6	0.40
2008	76.4	0.48
2009	75.7	0.48
2010	79.7	0.50
2011	87.4	0.52
2012	100.9	0.52
2013	102.0	0.52

Total	$635.3

On February 18, 2014, our Board of Directors declared a quarterly cash dividend of $0.13 per common share payable on March 21, 2014 to stockholders of record at the close of business on March 7, 2014. The estimated amount of this dividend payment is $26 million based on 196 million shares of our common stock issued and outstanding as of January 31, 2014.

The dividend payments discussed above are recorded as reductions to cash and cash equivalents and retained earnings on our consolidated balance sheets. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial condition and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.

Common Stock Performance Comparisons

The following graph shows, for the five years ended December 31, 2013, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2008 in our common stock. The graph compares this return (“SEE”) with that of comparable investments assumed to have been made on the same date in: (a) the Standard & Poor’s 500 Stock Index (“Composite S&P 500”) and (b) a self-constructed peer group.

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

5 Year Compound Annual Growth Rate

SEE: 20.7%

Composite S&P 500: 17.7%

Peer Group: 23.1%

Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended December 31, 2013, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Share Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
Balance as of September 30, 2013	—	$—	—	15,546,142
October 1, 2013 through October 31, 2013	—	—	—	15,546,142
November 1, 2013 through November 30, 2013	—	—	—	15,546,142
December 1, 2013 through December 31, 2013	14,461	—	—	15,546,142

Total	14,461	$—	—	15,546,142

(1)

We did not purchase any shares during the quarter ended December 31, 2013 pursuant to our publicly announced program (described below). We did acquire shares by means of (a) shares withheld from awards under our 2005 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (b) shares reacquired pursuant to the forfeiture provision of our 2005 contingent stock plan. (See table below.) We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable, including commissions. For shares withheld for tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the 2005 contingent stock plan as those shares are simply forfeited.

	Shares withheld for tax	Average withholding price	Forfeitures under 2005
	obligations and charges	for shares in column “a”	Contingent Stock Plan	Total
Period	(a)	(b)	(c)	(d)
October 2013	—	—	—	—
November 2013	—	—	—	—
December 2013	13,641	30.85	1,000	14,461

Total	13,641	$—	1,000	14,641

On August 9, 2007, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase in the aggregate up to 20 million shares of our issued and outstanding common stock (described further under the caption, “Repurchases of Capital Stock,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Item 7 of this Annual Report on Form 10-K). This program has no set expiration date. This program replaced our prior share repurchase program, which we terminated at that time.

Item 6. Selected Financial Data

	Year Ended December 31,
	2013(1)	2012(1)	2011(1)(2)	2010	2009
	(In millions, except per common share data)
Consolidated Statements of Operations Data(3):
Net sales	$7,690.8	$7,559.2	$5,467.3	$4,490.1	$4,242.8
Gross profit	2,587.5	2,522.3	1,580.6	1,252.8	1,218.5
Impairment of goodwill and other intangible assets	—	1,892.3	—	—	—
Operating profit (loss)	602.1	(1,427.7)	420.8	535.0	492.3
Loss on debt redemption	(36.3)	(36.9)	—	(38.5)	(3.4)
Earnings (loss) from continuing operations before income tax provision	177.7	(1,882.6)	189.4	343.4	329.9
Net earnings (loss) from continuing operations	93.7	(1,617.9)	132.7	255.9	244.3
Net earnings from discontinued operations	7.6	28.7	16.4	—	—
Net gain on sale of discontinued operations	22.9	178.9	—	—	—

Net earnings (loss) available to common stockholders	$124.2	$(1,410.3)	$149.1	$255.9	$244.3

Basic and diluted net earnings per common share:
Basic
Continuing operations	$0.48	$(8.39)	$0.79	$1.61	$1.54
Discontinued operations	0.16	1.08	0.10	—	—

Net earnings (loss) per common share — basic	$0.64	$(7.31)	$0.89	$1.61	$1.54

Diluted
Continuing operations	$0.44	$(8.39)	$0.71	$1.44	$1.35
Discontinued operations	0.14	1.08	0.09	—	—

Net earnings (loss) per common share — diluted	$0.58	$(7.31)	$0.80	$1.44	$1.35

Common stock dividends	$102.6	$101.4	$88.7	$80.9	$77.5
Consolidated Balance Sheets Data:
Cash and cash equivalents	$992.4	$679.6	$703.6	$675.6	$694.5
Goodwill	3,114.6	3,151.2	4,168.2	1,945.9	1,948.7
Intangible assets, net	1,016.9	1,131.6	2,027.6	78.0	58.4
Total assets	9,134.2	9,331.7	11,432.0	5,399.4	5,420.1
Settlement agreement and related accrued interest	925.1	876.9	831.2	787.9	746.8
Long-term debt, less current portion	4,116.4	4,540.8	4,966.7	1,399.2	1,626.3
Total stockholders’ equity	1,390.5	1,444.3	2,957.5	2,401.6	2,200.3
Working capital (current assets less current liabilities)	716.9	954.3	911.7	592.3	639.6
Consolidated Cash Flows Data(3):
Net cash provided by operating activities	$624.8	$394.2	$363.1	$483.1	$552.0
Net cash used in investing activities	(105.5)	(114.9)	(2,365.7)	(96.9)	(70.3)
Net cash (used in) provided by financing activities	(319.8)	(585.1)	2,016.4	(373.0)	90.3
Other Financial Data:
Depreciation and amortization	$283.4	$300.2	$182.7	$154.7	$154.5
Share-based incentive compensation	24.1	16.9	25.0	30.6	38.8
Capital expenditures	116.0	122.8	121.7	87.6	80.3

(1)

Operating results for the rigid medical packaging business were reclassified to discontinued operations in 2013, 2012 and 2011 and related assets and liabilities were reclassified to assets and liabilities held for sale as of December 31, 2012 and 2011. Operating results for Diversey Japan were reclassified to discontinued operations for the periods in 2012 and 2011 beginning October 3, 2011. See Note 3, “Divestitures,” for further information about the sale of our rigid medical packaging business in 2013 and the sale of our Diversey Japan in 2012. Results for 2010 and 2009 have not been revised for the sale of the rigid medical packaging business as the results were not considered material or the sale of the Diversey Japan because we acquired Diversey on October 3, 2011.

(2)

Includes the financial results of Diversey for the period beginning October 3, 2011 (acquisition date). See Note 4, “Acquisition of Diversey Holdings, Inc.,” for further information about the acquisition.

(3)

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the factors that contributed to our consolidated operating results and our consolidated cash flows for the three years ended December 31, 2013.

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

On December 6, 2013, we completed the sale of the rigid medical packaging business, and accordingly the operating results were reclassified to discontinued operations, net of tax, on the consolidated statements of operations for 2013, 2012 and 2011. On November 14, 2012, we completed the sale of Diversey Japan, and accordingly the operating results were reclassified to discontinued operations, net of tax, on the consolidated statements of operations for 2012 and 2011. Also, the assets and liabilities of the rigid medical packaging business operations were reclassified to assets and liabilities held for sale as of December 31, 2012. See Note 3, “Divestitures,” for further details. All results and discussion included in this MD&A are presented on a continuing operations basis.

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

We also have an Other Category, which includes our medical applications and new ventures businesses. The changes to the segment names had no effect on our historical consolidated results of operations. See Note 5, “Segments,” for further details of our segment structure.

Overview

We are a global leader in food safety and security, facility hygiene and product protection. We serve an array of end markets including food and beverage processing, food service, retail, healthcare and industrial, and commercial and consumer applications. We have widely recognized and inventive brands such as Bubble Wrap® brand cushioning, Cryovac® brand food packaging solutions and Diversey® brand cleaning and hygiene solutions. Our focus is on achieving quality sales growth through leveraging our geographic footprint, technological know-how and leading market positions to bring measureable, sustainable value to our customers, employees and investors.

As of December 31, 2013, we employed approximately 7,300 sales, marketing and customer service personnel throughout the world who sell and market our products to and through a large number of distributors, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, foodservice businesses, supermarket retailers, lodging, retail pharmaceutical companies, healthcare facilities, medical device manufacturers, and other manufacturers. We have no material long-term contracts for the distribution of our products. In 2013, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales.

Historically, net sales in our Food Care segment have tended to be slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter, due to holiday events. Net sales in our Diversey Care segment have tended to be slightly lower in the first quarter; second quarter sales represent a modest seasonal increase due to higher occupancy rates in European lodging; and the third and fourth quarters of the year are relatively the same level as the second quarter. Net sales in our Product Care segment have also tended to be slightly lower in the first quarter and higher in the mid-third quarter and through the fourth quarter due to holiday events. On a consolidated basis, there is little seasonality in the business with net sales slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter. Our consolidated net earnings typically trend directionally the same as our net sales seasonality. Cash flow from operations has tended to be lower in the first quarter and higher in the fourth quarter, reflecting seasonality of sales and working capital changes, including the timing of certain annual incentive compensation payments.

Other factors may outweigh the effects of seasonal changes in our net earnings results including, but not limited to, changes in raw materials and other costs, foreign exchange rates, interest rates, taxes and the timing and amount of acquisition synergies and restructuring and other non-recurring charges.

Competition for most of our packaging products is based primarily on packaging performance characteristics, service and price. Competition is also based upon innovations in packaging technology and, as a result, we maintain ongoing research and development programs to enable us to maintain technological leadership. Our Food Care hygiene solutions and Diversey Care solutions businesses face a wide spectrum of competitors across each product category. Competition is both global and regional in scope and includes numerous small, local competitors with limited product portfolios and geographic reach. For more details, see “Competition” included in Part I, Item 1 “Business.”

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

2014 Outlook

We expect net sales to be relatively flat in 2014 compared to 2013 net sales of $7.7 billion with organic growth of approximately 3% to 4% due to positive trends in volume and product price/mix. This is expected to be offset by the impact of product rationalization of approximately 1% to 2% and an estimated unfavorable impact of more than 2% from foreign currency translation. Adjusted EPS, excluding the impact of Stock Appreciation Rights (“SARs”) expense, is expected to be in the range of $1.50 to $1.60. This represents an estimated increase of 8% to 15% compared with 2013 Adjusted EPS of $1.39, excluding SARs expense. Adjusted EPS guidance excludes the impact of special items. Our core tax rate for 2014 is expected to be approximately 25%. We also estimate interest expense to be approximately $295 million ($280 million of cash interest expense) and depreciation and amortization to be approximately $315 million.

Adjusted EBITDA for 2014, including non-cash profit sharing expense and excluding the impact of SARs, is estimated to be in the range of $1.050 billion to $1.070 billion. This represents an estimated increase of 1% to 3% compared with 2013 Adjusted EBITDA of $1.038 billion.

For 2014, we anticipate capital expenditures of approximately $170 million, cash payments related to the Earnings Quality Improvement Program (“EQIP”) and the Integration and Optimization Program (“IOP”) of approximately $150 million and cash taxes between $100 million and $120 million. As a result of higher capital expenditures and restructuring payments in 2014 as compared to 2013, we anticipate Free Cash Flow for 2014 to be approximately $410 million.

Highlights of Financial Performance

Below are the highlights of our financial performance for the three years ended December 31, 2013.

	2013	2012	2011	2013 vs. 2012 % Change		2012 vs. 2011 % Change
Net sales	$7,690.8	$7,559.2	$5,467.3	2%		38%

Gross profit	$2,587.5	$2,522.3	$1,580.6	3%		60%

As a % of net sales	33.6%	33.4%	28.9%
Operating profit (loss)	$602.1	$(1,427.7)	$420.8	#	%	#	%

As a % of net sales	7.8%	(18.9)%	7.7%
Net earnings (loss) available to common stockholders from continuing operations	$93.7	$(1,617.9)	$132.7	#	%	#	%

Net earnings (loss) per common share from continuing operations — basic	$0.48	$(8.39)	$0.79	#	%	#	%

Net earnings (loss) per common share from continuing operations — diluted	$0.44	$(8.39)	$0.71	#	%	#	%

Weighted average number of common shares outstanding:
Basic	194.6	192.8	167.0

Diluted	213.5	192.8	185.4

Non-U.S. GAAP adjusted diluted net earnings per common share — continuing operations(1)	$1.23	$0.91	$1.22	35%		(25)%

Non-U.S. GAAP adjusted diluted net earnings per common share — continuing operations, excluding the impact of SARs	$1.39	$0.98	$1.22	42%		(20)%

#	Denotes a variance greater than or equal to 100%, or not meaningful.
(1)	See “Diluted Net Earnings per Common Share” for a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP adjusted EPS.

Diluted Net Earnings per Common Share

The following table presents a reconciliation of our U.S. GAAP EPS to non-U.S. GAAP adjusted EPS.

	Year Ended December 31,
	2013		2012		2011
	Net Earnings	EPS	Net Earnings	EPS	Net Earnings	EPS
U.S. GAAP net earnings (loss) and EPS available to common stockholders — continuing operations	$93.7	$0.44	$(1,617.9)	$(8.39)	$132.7	$0.71

Special items, net of tax(1)	169.5	0.79	1,811.0	9.30	94.3	0.51

Non-U.S. GAAP Adjusted net earnings and Adjusted EPS	$263.2	$1.23	$193.1	$0.91	$227.0	$1.22

Weighted average number of common shares outstanding — Diluted(2)		213.5		211.2		185.4

(1)

Special items are certain one-time costs/credits that are included in our U.S. GAAP reported results. For 2013, special items primarily included restructuring and other charges of $74 million ($59 million, net of taxes) and associated costs of $26 million ($18 million, net of taxes), related to both EQIP and IOP, $50 million increase to the valuation allowance in connection with the deferred tax asset related to the Settlement agreement, loss on debt redemption of $36 million ($24 million, net of taxes), write down of non-strategic assets of $5 million ($3 million, net of taxes) and foreign currency exchange losses related to Venezuelan subsidiaries of $13 million ($11 million, net of taxes). For 2012, these items primarily included (i) impairment of goodwill and other intangible assets, (ii) restructuring charges and (iii) loss on debt redemption. For 2011, these items primarily include costs related to the acquisition and integration of Diversey and restructuring charges.

(2)

For 2012, for purposes of calculating Adjusted EPS, the dilutive impact of: (i) the effect of the assumed issuance of 18 million shares of common stock reserved for the Settlement agreement and (ii) the effect of non-vested restricted stock and restricted stock units using the treasury stock method was included because we reported adjusted net earnings for 2012. These shares differ from the shares used to calculate net loss per common share included in the consolidated statement of operations for U.S. GAAP reporting purposes because we reported a net loss for 2012, which does not include the effect of the items mentioned above as the effect was anti-dilutive. See Note 21, “Net (Loss) Earnings Per Common Share,” for details on the calculation of our U.S. GAAP basic and diluted EPS and “Non-U.S. GAAP Information” above, for further details.

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Year Ended December 31,
	2013		2012		2011
	Provision	Effective Tax Rate	(Benefit) Provision	Effective Tax Rate	Provision	Effective Tax Rate
U.S. GAAP Income Taxes	$84.0	47.3%	$(264.7)	14.1%	$56.7	29.9%

Non-U.S. GAAP Income Taxes (Core Taxes)	$73.5	21.8%	$68.2	26.1%	$99.7	30.5%

Foreign Currency Translation Impact on Consolidated Financial Results

Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. Historically, the most significant currencies that have impacted the translation of our consolidated financial results are the euro, the Australian dollar, the Brazilian real, the British pound, the Canadian dollar and the Mexican peso.

As shown below, 65% of our consolidated net sales in 2013 were generated outside the U.S.

The following table presents the approximate favorable or (unfavorable) impact foreign currency translation had on some of our consolidated financial results:

	2013 vs. 2012	2012 vs. 2011
Net sales	$(75.6)	$(146.1)
Cost of sales	62.0	111.0
Selling, general and administrative expenses	9.0	27.0

Operating profit	$(4.6)	$(8.1)

Net Sales by Geographic Region

Net sales by geographic region for three years ended December 31, 2013 as follows:

	Year Ended December 31,			2013 vs. 2012 % Change	2012 vs. 2011 % Change
	2013	2012	2011
North America	$3,006.9	$2,952.4	$2,452.2	1.8%	20.4%
As a % of net sales	39.1%	39.1%	44.9%
Europe	2,447.8	2,416.5	1,581.9	1.2%	52.8%
As a % of net sales	31.8%	32.0%	28.9%
Latin America	824.3	799.7	545.7	3.1%	46.5%
As a % of net sales	10.7%	10.6%	10.0%
AMAT(1)	846.8	794.4	346.0	6.5%	# %
As a % of net sales	11.0%	10.5%	6.3%
JANZ(2)	565.0	596.2	541.5	(5.2)%	10.1%
As a % of net sales	7.3%	7.9%	9.9%

Total	$7,690.8	$7,559.2	$5,467.3	1.7%	38.3%

#	Denotes a variance greater than or equal to 100%, or not meaningful
(1)	AMAT = Asia, Middle East, Africa and Turkey
(2)	JANZ = Japan, Australia and New Zealand

By geographic region, the components of the increase in net sales for 2013 compared with 2012 were as follows:

Change in net sales 2013 Compared with 2012	North America	Europe	Latin America	AMAT(1)	JANZ(2)	Total
Volume — Units	$18.7	$(2.2)	$36.5	$54.3	$6.7	$114.0
% change	0.6%	(0.1)%	4.6%	6.8%	1.1%	1.5%
Volume — Acquired businesses, net of (dispositions)	(1.2)	0.3	0.1	0.3	—	(0.5)
% change	—%	—%	—%	—%	—%	—%
Product price/mix	44.5	(3.8)	40.5	16.3	(3.8)	93.7
% change	1.5%	(0.2)%	5.1%	2.0%	(0.6)%	1.2%
Foreign currency translation	(7.5)	37.1	(52.5)	(18.6)	(34.1)	(75.6)
% change	(0.3)%	1.5%	(6.6)%	(2.3)%	(5.7)%	(1.0)%

Total	$54.5	$31.4	$24.6	$52.3	$(31.2)	$131.6

% change	1.8%	1.2%	3.1%	6.5%	(5.2)%	1.7%
Impact of foreign currency translation	7.5	(37.1)	52.5	18.6	34.1	75.6

Total constant dollar change (Non-U.S. GAAP)	$62.0	$(5.7)	$77.1	$70.9	$2.9	$207.2

Constant dollar % change	2.1%	(0.3)%	9.7%	8.8%	0.5%	2.7%

#	Denotes a variance greater than or equal to 100%, or not meaningful.
(1)	AMAT = Asia, Middle East, Africa and Turkey
(2)	JANZ = Japan, Australia and New Zealand

By geographic region, the components of the increase in net sales for 2012 compared with 2011 were as follows:

Change in net sales 2012 Compared with 2011	North America	Europe	Latin America	AMAT(1)	JANZ(2)	Total
Volume — Units	$45.5	$(42.6)	$38.8	$51.0	$2.3	$95.0
% change	1.9%	(2.7)%	7.1%	14.7%	0.4%	1.7%
Volume — Acquired businesses, net of (dispositions)	455.3	970.8	231.9	404.5	52.8	2,115.3
% change	18.6%	61.4%	42.5%	# %	9.8%	38.7%
Product price/mix	0.5	(0.7)	33.2	(1.1)	(4.2)	27.7
% change	—%	—%	6.1%	(0.3)%	(0.8)%	0.5%
Foreign currency translation	(1.2)	(92.8)	(49.9)	(6.0)	3.8	(146.1)
% change	—%	(5.9)%	(9.1)%	(1.7)%	0.7%	(2.7)%

Total	$500.1	$834.7	$254.0	$448.4	$54.7	$2,091.9

% change	20.4%	52.8%	46.5%	# %	10.1%	38.3%
Impact of foreign currency translation	1.2	92.8	49.9	6.0	(3.8)	146.1

Total constant dollar change (Non-U.S. GAAP)	$501.3	$927.5	$303.9	$454.4	$50.9	$2,238.0

Constant dollar % change	20.4%	58.6%	55.7%	# %	9.4%	40.9%

#	Denotes a variance greater than or equal to 100%, or not meaningful.
(1)	AMAT = Asia, Middle East, Africa and Turkey
(2)	JANZ = Japan, Australia and New Zealand

Net Sales by Segment Reporting Structure

The following table presents net sales by our segment reporting structure:

	Year Ended December 31,			2013 vs. 2012 % Change	2012 vs. 2011 Change
	2013	2012	2011
Net sales:
Food Care	$3,811.1	$3,739.6	$3,240.6	1.9%	15.4%
As a % of net sales	49.6%	49.5%	59.3%
Diversey Care	2,160.4	2,131.5	534.0	1.4%	#
As a % of net sales	28.1%	28.2%	9.8%
Product Care	1,608.0	1,578.4	1,594.4	1.9%	(1.0)%
As a % of net sales	20.9%	20.9%	29.2%
Other Category	111.3	109.7	98.3	1.5%	11.6%
As a % of net sales	1.4%	1.5%	1.8%

Total	$7,690.8	$7,559.2	$5,467.3	1.7%	38.3%

#	Denotes a variance greater than or equal to 100%, or not meaningful.

Components of Change in Net Sales by Segment Reporting Structure

The following tables present the components of change in net sales by our segment reporting structure for 2013 compared with 2012 and 2012 compared with 2011. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

Change in net sales 2013 Compared with 2012	Food Care		Diversey Care		Product Care		Other Category		Total Company
Volumes — Units	$63.4	1.7%	$11.3	0.5%	$40.6	2.6%	$(1.3)	(1.2)%	$114.0	1.5%
Volumes — Acquired business, net of (dispositions)	—	—	—	—	—	—	(0.5)	(0.5)	(0.5)	—
Product price/mix(1)	60.9	1.6	32.8	1.5	(2.5)	(0.2)	2.5	2.3	93.7	1.2
Foreign currency translation	(52.8)	(1.4)	(15.2)	(0.7)	(8.5)	(0.5)	0.9	0.8	(75.6)	(1.0)

Total change (U.S. GAAP)	$71.5	1.9%	$28.9	1.3%	$29.6	1.9%	$1.6	1.4%	$131.6	1.7%

Impact of foreign currency translation	$52.8	1.4	$15.2	0.7	$8.5	0.5	$(0.9)	(0.8)	$75.6	1.0

Total constant dollar change (Non-U.S. GAAP)	$124.3	3.3%	$44.1	2.0%	$38.1	2.4%	$0.7	0.6%	$207.2	2.7%

Change in net sales 2012 Compared with 2011	Food Care		Diversey Care			Product Care		Other Category		Total Company
Volumes — Units	$51.1	1.6%	2.9	0.5%		21.5	1.4%	19.5	19.8%	$95.0	1.7%
Volumes — Acquired business, net of (dispositions)	516.7	15.9	1,598.6	#		—	—	—	—	2,115.3	38.7
Product price/mix(1)	22.5	0.7	8.8	1.7		(1.4)	(0.1)	(2.2)	(2.2)	27.7	0.5
Foreign currency translation	(91.1)	(2.8)	(13.0)	(2.4)		(36.1)	(2.3)	(5.9)	(6.0)	(146.1)	(2.7)

Total change (U.S. GAAP)	$499.2	15.4%	$1,597.3	#	%	$(16.0)	(1.0)%	$11.4	11.6%	$2,091.9	38.3%

Impact of foreign currency translation	$91.1	2.8	$13.0	2.4		$36.1	2.3	$5.9	6.0	$146.1	2.7

Total constant dollar change (Non-U.S. GAAP)	$590.3	18.2%	$1,610.3	#	%	$20.1	1.3%	$17.3	17.6%	$2,238.0	40.9%

#	Denotes a variance greater than or equal to 100%, or not meaningful.
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

Food Care Segment Net Sales

2013 compared with 2012

The $124 million, or 3%, constant dollar increase in net sales in 2013 compared with 2012 was primarily due to:

•

higher unit volumes in AMAT of $32 million, or 12%, and in Latin America of $25 million, or 5%, due to an increase in beef production rates, hygiene standards as well as strong customer acceptance of new products; and

•

favorable product price/mix in Latin America of $32 million, or 6%, and in North America of $26 million, or 2%, reflecting favorable results from the progression of our pricing initiatives implemented to offset increases in raw material costs, specifically in Brazil, Argentina and in the U.S.

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

Diversey Care Segment Net Sales

2013 compared with 2012

The $44 million, or 2%, constant dollar increase in net sales in 2013 compared with 2012 was primarily due to:

•

favorable product price/mix of $25 million, or 2%. This increase is primarily due to our pricing actions in 2013 in all regions, primarily in Latin America and AMAT, which have more than offset input cost increases;

•	higher unit volumes in AMAT of $21 million, or 6%, due to growth primarily in the hospitality and food service sectors; and

•	higher unit volumes in Latin America of $11 million, or 6%, due to growth in food services, channel and retail sectors.

These favorable factors were offset by:

•	lower unit volumes in Europe of $13 million, or 1%, due to the economic challenges in this region.

2012 compared with 2011

The $1,610 million constant dollar increase in net sales in 2012 compared with 2011 was primarily due to:

•	a $1,599 million incremental impact of net sales by the acquired Diversey Care business as a result of the acquisition of Diversey in the fourth quarter of 2011; and

•	favorable product price/mix of $9 million, or 2% , primarily in Latin America and AMAT regions in the fourth quarter of 2012 compared with the same period of 2011.

These factors were partially offset by a decrease in unit volumes in Europe of $10 million, or 4%, reflecting a decline in consumer brands and lower equipment sales.

Product Care Segment Net Sales

2013 compared with 2012

The $38 million, or 2%, constant dollar increase in net sales in 2013 compared with 2012 was primarily due to:

•	an increase in unit volumes of $21 million, or 2% in North America, $8 million, or 8% in JANZ and $7 million, or 2% in Europe, primarily due to strong growth in the packaging systems sector.

•

favorable product price/mix of $8 million, or 1% in North America reflecting results from the progression of our pricing initiatives implemented in North America to offset increases in raw material costs

These favorable factors were offset by:

•	unfavorable product price/mix of $7 million, or 2% in Europe which was primarily experienced in our consumer based and large e-commerce customers.

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

Cost of Sales

Cost of sales for the three years ended December 31, 2013 was as follows:

	2013	2012	2011	2013 vs. 2012 % Change	2012 vs. 2011 % Change
Cost of sales	$5,103.3	$5,036.9	$3,886.7	1.3%	29.6%
As a % of net sales	66.4%	66.6%	71.1%

2013 compared with 2012

Cost of sales was impacted by a favorable foreign currency translation impact of $62 million. On a constant dollar basis, cost of sales increased $128 million, or 3%. Some of the factors that contributed to the increase in cost of sales were:

•	higher raw material costs of $38 million;

•	inflationary costs of $46 million, primarily related to non-material inflation including salaries, wages and benefit expenses;

•	higher profit sharing expense of $7 million due to achieving most of our 2013 financial performance goals;

•	higher freight costs of $7 million; and

•	increased costs to support higher unit volumes.

These factors were partially offset by the favorable impact of:

•	incremental cost synergies associated with IOP of $44 million; and

•	lower associated costs incurred with the implementation of IOP of $9 million.

Cost of sales as a percentage of net sales decreased in the last three years primarily reflecting manufacturing efficiency improvements and synergies from our restructuring programs.

We anticipate raw material costs will have an unfavorable impact on cost of sales in 2014 as compared with 2013. We have historically implemented and will continue to implement pricing actions as appropriate to offset increases in raw material costs along with increases in other input costs we may experience.

2012 compared with 2011

The $1.2 billion increase in cost of sales in 2012 compared with 2011 was primarily due to the incremental impact of costs of sales from acquired businesses of $1.2 billion from the Food Care hygiene solutions and Diversey Care businesses as a result of the acquisition of Diversey in the fourth quarter of 2011. Cost of sales for the year ended December 31, 2012 compared with 2011 was also impacted by a favorable foreign currency translation impact of $111 million. Costs for raw materials and freight were $15 million lower in 2012 compared with 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three years ended December 31, 2013 are included in the table below.

	2013	2012	2011	2013 vs. 2012 % Change	2012 vs. 2011 % Change
Selling, general and administrative expenses	$1,749.2	$1,756.7	$1,004.4	(0.4)%	74.9%
As a % of net sales	22.7%	23.2%	18.4%

2013 compared with 2012

Selling, general and administrative expenses were impacted by a favorable foreign currency translation impact of $9 million. On a constant dollar basis, selling, general and administrative expenses increased $2 million, primarily due to:

•	an increase in inflationary costs of $35 million, including the impact of salaries, wages and benefit expenses;

•

an increase in performance based annual incentive compensation of $25 million and higher profit sharing expense of $9 million, primarily due to achieving most of our 2013 financial performance goals; and

•	incremental costs incurred with the implementation of EQIP and IOP of $13 million.

These factors were partially offset by the favorable impact of cost synergies associated with IOP of $68 million.

2012 compared with 2011

The $752 million increase in selling, general and administrative expenses in 2012 compared with 2011 was primarily due to a $796 million incremental impact of expenses from acquired businesses from the Food Care hygiene solutions and Diversey Care businesses as a result of the acquisition of Diversey in the fourth quarter of 2011, partially offset by the impact of favorable foreign currency translation of $27 million and a decrease in share-based compensation of $8 million primarily because we did not achieve some of our 2012 financial performance goals.

Amortization Expense of Intangible Assets Acquired

Amortization expense of intangible assets acquired for the three years ended December 31, 2013 was as follows:

	2013	2012	2011
Amortization expense of intangible assets acquired	$123.2	$132.7	$38.4

The decrease in amortization expense in 2013 as compared with 2012 was primarily due to the impact of the non-cash impairment charge recorded in 2012, which lowered the carrying value of certain intangible assets acquired, which in turn resulted in lower amortization expense in 2013. The increase in 2012 compared with 2011 was due to the amortization of the intangible assets acquired in connection with the acquisition of Diversey in the fourth quarter of 2011.

Impairment of Goodwill and Other Intangible Assets

During the third quarter of 2012, due to the continuing unfavorable economic conditions primarily in Europe and North America, we re-evaluated the near and long-term expected business performance of our Diversey business. Our Diversey business had experienced operating results that were significantly lower than expected during the first half of 2012 and lower than originally forecasted at the time of the acquisition of Diversey in 2011. Also during the third quarter of 2012, we started our annual multi-year strategic forecasting and planning process, which is prepared for all reporting units in the second half of each year. In connection with this process, we re-evaluated the near and long-term expected business performance of the Diversey business and considered the long-term market conditions and business trends within each of the Diversey regional reporting units. As a result of our re-evaluation, we determined that our European business was not expected to achieve any significant growth until late 2013 or 2014. Additionally, in North America, we were not able to pass along to our customers, increases in raw material costs that began in late 2011 and continued into 2012, consequently causing margins to be significantly lower than originally expected. Also, the impact of lower sales and increases in raw material costs in Latin America caused that region’s operating results to be lower than expected. When we factored the impact of these unfavorable conditions into our strategic forecasting and planning process, we determined that these were significant indicators of potential impairment in accordance with ASC 350, “Intangibles-Goodwill and Other.” Accordingly, we performed an interim impairment test for both the goodwill and long-lived assets of the Diversey European, North American and Latin American reporting units.

During the fourth quarter of 2012, we began to operate under our new business division structure, which created the Diversey Care and Hygiene Solutions (which is included in the Food Care segment) reporting units from the previous legacy Diversey segment. In connection with this new business division structure, we revised our multi-year forecast under the new reporting unit structure.

Included in the revised multi-year forecast was our expectation that there would be further economic weakness in Europe, particularly in Southern Europe, which was more severe than we initially forecasted during our third quarter 2012 interim impairment review. The Diversey Care and Hygiene Solutions reporting units both derive a significant portion of their revenue from Europe. Also, included in the revised multi-year forecast for the Diversey Care and Hygiene Solutions reporting units were the reported results for these reporting units for the fourth quarter of 2012. The reported results for both the Diversey Care and Hygiene Solutions reporting units were lower than originally forecasted at the end of the third quarter of 2012. In particular, the Diversey Care reporting unit experienced lower volumes in its consumer brands and lower equipment sales in Europe as compared with the fourth quarter of 2011. In addition, the Diversey Care reporting unit continued to incur higher sales and marketing expenses compared with the fourth quarter of 2011. During the fourth quarter of 2012, several new members of our senior management team believed that a new and enhanced business strategy was required to successfully operate both the Diversey Care and Hygiene Solutions businesses. The combination of the factors mentioned above unfavorably impacted our near and long-term forecasted revenues and cash flows for the Diversey Care and Hygiene Solutions reporting units.

At December 31, 2012, we considered the factors mentioned above, including our new business division structure, and we determined that further indicators of impairment were present. Accordingly, we performed an interim assessment of impairment of our goodwill and long-lived assets for the Diversey Care and Hygiene Solutions reporting units.

In 2012, we recorded a pre-tax non-cash impairment charge of $1,892.3 million of goodwill and other intangible assets.

During 2013, the profitability and operating performance of the Diversey Care and Hygiene Solutions reporting units showed improvement over the prior year profitability and operating performance. This operating performance improvement was factored into our annual multi-year strategic forecasting and planning process, which is prepared for all reporting units in the second half of each year. In connection with this process, we evaluated the near and long-term expected business performance of all the reporting units and considered the long-term market conditions and business trends within each of the reporting units.

Included in these long-term forecasts are improved cash flows for the Diversey Care reporting unit which is being driven by improved sales growth and reduced operating expenses. The forecasted long-term sales growth is due to a combination of expected price increases across many of the regions as well as volume growth. Volume growth is forecasted in the AMAT region and the North American region is expected to recover with low sales growth. In Europe the long-term forecasts reflect volume decreases in 2014 due to the continued economic weakness in that region but are expected to show improvement starting in 2015. Along with sales growth, various activities, including existing restructuring programs are expected to result in reduced operating costs and contribute to a stronger cash flow.

The Company is also forecasting improved cash flows for the Hygiene Solutions reporting unit due to improved sales growth primarily being driven from the emerging markets which includes the AMAT and Latin American regions, due to a combination of volume growth and expected price increases, and to a lesser extent sales growth in North America. Sales growth is expected to be flat in Europe in 2014 but is expected to show improvement starting in 2015; however, profitability in Europe is expected to improve due to product rationalization and price/

mix improvements. Hygiene Solutions is also expecting overall improved profitability for the business resulting from improvements in sales and marketing costs which are expected to contribute to reduced operating costs and overall stronger cash flows.

See Note 8, “Goodwill and Identifiable Intangible Assets,” for details of our goodwill balance and the goodwill reviews performed in 2013 and 2012 and other related information.

Stock Appreciation Rights Expense

SARs expense for the three years ended December 31, 2013 is as follows:

	2013	2012	2011		2013 vs. 2012 % Change		2012 vs. 2011 % Change
Stock appreciation rights expense	$38.1	$18.4	$—		#	%	#	%
As a % of net sales	0.5%	0.2%	#	%

SARs expense increased $20 million in 2013 as compared with 2012. SARs expense includes the impact of changes in the share price of our common stock. The increase of SARs expense in 2013 as compared with 2012 was primarily due to the increase in the share price of our common stock of approximately 94% in 2013 as compared with 2012. We continue to explore opportunities to mitigate the impact of the volatility SARs expense is having on our consolidated results of operations. See Note 19, “Stockholders’ Equity,” for further details of our SARs program. The EPS impact of SARs expense was $0.16 per share in 2013 and $0.07 per share in 2012.

As of December 31, 2013, we had 1.3 million SARs outstanding, of which 0.8 million were unvested. The 0.8 million unvested SARs vest as follows: 0.5 million in 2014, and the remainder in the first quarter of 2015. Based on recent experience, we would expect vested SARs to be exercised within a few months of their vesting date.

Costs Related to the Acquisition and Integration of Diversey

We recorded transaction and integration costs directly related to the acquisition and integration of Diversey of $1 million in 2013, $7 million in 2012, and $65 million in 2011. The transaction related costs were $55 million in 2011 and primarily consist of financing commitment, legal, regulatory and appraisal fees. The remainder of the costs in all periods were integration costs primarily consisting of consulting fees. As discussed above, we have excluded these costs from our adjusted EPS calculations. See Note 4, “Acquisition of Diversey Holdings, Inc.,” for further discussion of the acquisition.

Restructuring Activities

Earnings Quality Improvement Program (EQIP)

As announced on May 1, 2013, we commenced with EQIP, which is an initiative to deliver meaningful cost savings and network optimization. The plan is estimated to generate annualized savings of approximately $80 million by the end of 2015. Savings for 2013 were minimal. See Note 10, “Restructuring Activities,” for further discussion of the costs and liabilities associated with this program.

Integration and Optimization Program (IOP)

In December 2011, we initiated a restructuring program associated with the integration of Diversey’s business following our acquisition of Diversey on October 3, 2011. This program is expected to be completed by the end of 2014. We achieved $112 million of incremental cost synergies in 2013 related to this program compared with 2012. We achieved these synergies in cost of sales ($44 million) and selling, general and administrative expenses ($68 million) primarily in our Food Care and Diversey Care divisions.

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

Operating Profit (Loss)

Management evaluates the performance of each reportable segment based on its operating profit (loss). Operating profit (loss) by our segment reporting structure for the three years ended December 31, 2013 was as follows:

	2013	2012	2011	2013 vs. 2012 % Change			2012 vs. 2011 % Change
Food Care	$431.4	$(170.9)	$371.2	$	#	%	#	%
As a % of Food Care net sales	11.3%	(4.6)%	11.5%
Diversey Care	57.9	(1,278.4)	(14.8)		#	%	#	%
As a % of Diversey Care net sales	2.7%	(60.0)%	(2.8)%
Product Care	200.4	207.5	201.7		(3.4)%		2.9%
As a % of Product Care net sales	12.5%	13.1%	12.7%
Other Category	(12.7)	(36.0)	(20.3)		64.7%		(77.3)%
As a % of Other Category net sales	(11.4)%	(32.8)%	(20.7)%

Total	677.0	(1,277.8)	537.8		#	%	#	%
As a % of net sales	8.8%	(16.9)%	9.8%
Costs related to the acquisition and integration of Diversey	1.1	7.4	64.8		(85.1)%		(88.6)%
Restructuring and other charges(1)	73.8	142.5	52.2		(48.2)%		#	%

Total operating profit (loss)	$602.1	$(1,427.7)	$420.8	$	#	%	#	%

As a % of net sales	7.8%	(18.9)%	7.7%

#	Denotes a variance greater than or equal to 100%, or not meaningful.
(1)	Restructuring and other charges by our segment reporting structure were as follows:

	2013	2012	2011
Food Care	$25.1	$72.0	$13.1
Diversey Care	32.2	53.1	39.5
Product Care	16.4	16.7	(0.4)
Other Category	0.1	0.7	—

Total	$73.8	$142.5	$52.2

See “Restructuring Activities” above for further discussion of restructuring activities.

Food Care Segment Operating Profit (Loss)

2013 compared with 2012

Food Care’s operating profit was $431 million in 2013 compared with a $171 million operating loss in 2012. The operating loss in 2012 included a $543 million non-cash charge for impairment of goodwill and other intangible assets. Excluding the 2012 non-cash impairment charge, operating profit increased $59 million in 2013. This increase was primarily due to the impact of cost synergies associated with IOP of $58 million, impact of higher volumes of $20 million, and favorable product/price mix and manufacturing efficiency improvements of $25 million. These factors were partially offset by higher performance based annual incentive compensation of $21 million, higher selling, general and administrative expenses of $13 million and higher SARs expense of $3 million.

2012 compared with 2011

The operating loss in 2012 includes the non-cash impairment charge related to goodwill and other intangible assets of $543 million. See Note 8, “Goodwill and Identifiable Intangible Assets,” for further details. Excluding the non-cash impairment charge, operating profit was flat in 2012 as compared with 2011.

Diversey Care Segment Operating Profit (Loss)

2013 compared with 2012

Diversey Care’s operating profit was $58 million in 2013 compared with a $1.3 billion operating loss in 2012. The operating loss in 2012 included a $1.3 billion non-cash impairment charge of goodwill and other intangible assets. Excluding the 2012 non-cash impairment charge, operating profit increased $10 million in 2013. This increase was primarily due to the impact of cost synergies associated with IOP of $34 million, and favorable product/price mix and manufacturing efficiency improvements of $20 million. These factors were partially offset by higher selling, general and administrative expenses of $14 million, higher SARs expense of $17 million, non-material inflation costs of $12 million, and higher performance based annual incentive compensation of $7 million.

2012 compared with 2011

The operating loss in 2012 includes the non-cash impairment charge related to goodwill and other intangible assets of $1.3 billion. See Note 8, “Goodwill and Identifiable Intangible Assets,” for further details. Excluding the non-cash impairment charge, operating profit increased by $62 million in 2012 compared to 2011, which was a result of the increase in net sales described above and lower raw materials costs being partially offset by higher selling, general and administrative costs.

Product Care Segment Operating Profit

2013 compared with 2012

Product Care operating profit declined 3% to $200 million in 2013 from $208 million in 2012. This decline of $8 million was primarily due to unfavorable impact of $14 million primarily related to non-material inflation, higher selling, general and administrative expenses of $9 million, higher performance based annual incentive compensation of $7 million, unfavorable product/price mix and manufacturing efficiency improvements of $6 million and a LIFO adjustment of $3 million. These factors were partially offset by incremental cost synergies associated with IOP of $19 million and the impact of higher volumes of $16 million.

2012 compared with 2011

Operating profit remained flat in 2012 as compared with 2011.

Interest Expense

Interest expense includes the stated interest rate on our outstanding debt, as well as the net impact of capitalized interest, the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs and credit facility fees, bond discounts, and terminated treasury locks.

Interest expense for the three years ended December 31, 2013 was as follows:

	2013	2012	2011	2013 vs. 2012 Change	2012 vs. 2011 Change
Interest expense on the amount payable for the Settlement agreement	$48.2	$45.7	$43.3	$2.5	$2.4
Interest expense on our various debt instruments:
5.625% Senior Notes due July 2013(1)	—	19.2	20.7	(19.2)	(1.5)
12% Senior Notes due February 2014(2)	14.9	15.2	14.7	(0.3)	0.5
Term Loan A due October 2016(3)	30.4	35.8	10.4	(5.4)	25.4
7.875% Senior Notes due June 2017(4)	7.6	33.3	33.1	(25.7)	0.2
Term Loan B due October 2018(3)	37.1	64.0	17.5	(26.9)	46.5
8.125% Senior Notes due September 2019(3)	62.4	62.3	15.1	0.1	47.2
6.50% Senior Notes due December 2020(1)	28.3	2.5	—	25.8	2.5
8.375% Senior Notes due September 2021(3)	63.9	63.8	15.4	0.1	48.4
5.25% Senior Notes due April 2023(4)	17.8	—	—	17.8	—
6.875% Senior Notes due July 2033	30.9	30.9	30.9	—	—
Revolving Credit Facility(3)	4.2	4.1	1.3	0.1	2.8
Other interest expense	20.2	13.4	18.4	6.8	(5.0)
Less: capitalized interest	(4.9)	(5.5)	(4.2)	0.6	(1.3)

Total	$361.0	$384.7	$216.6	$(23.7)	$168.1

(1)

In November 2012, we issued $425 million of 6.50% senior notes due 2020. Substantially all of the proceeds from this offering were used to purchase the outstanding amount ($400 million) of the 5.625% Senior Notes due July 2013.

(2)	We repaid the notes upon maturity on February 14, 2014.
(3)

In connection with the acquisition of Diversey on October 3, 2011, we entered into a senior credit facility consisting of: (a) a $1.1 billion multicurrency Term Loan A Facility, (b) a $1.2 billion multicurrency Term Loan B Facility and (c) a $700 million revolving credit facility. We also issued $750 million of 8.125% Senior Notes and $750 million of 8.375% Senior Notes.

(4)

In March 2013, we issued $425 million of 5.25% senior notes due 2023. Substantially all of the proceeds from this offering were used to purchase the outstanding amount ($400 million) of the 7.875% Senior Notes due July 2017. See Note 10, “Debt and Credit Facilities,” and “Loss on Debt Redemption” below for further details.

Loss on Debt Redemption

2013

In November 2013, we amended our senior secured credit facility (the “Amended Credit Facility”). The amendment refinanced the term loan B facilities with a $525 million term loan B dollar tranche and a €128 million term loan B euro tranche. In connection therewith, among other things, (i) the interest margin on each tranche was decreased by 0.75%, (ii) the minimum Eurocurrency rate under the term loan B facilities was reduced from 1.00% to 0.75%, and (iii) the Amended Credit Facility provides for a six-month “soft-call” prepayment protection on the applicable term loan B tranches, requiring us to pay an amount equal to 1% of the aggregate principal if the facility is pre-paid under certain circumstances. We prepaid $101 million and refinanced the remaining principal amount of $697 million of the euro and U.S. dollar denominated portions of the original Term Loan B at 100% of their face value. We recognized a $4 million pre-tax loss on debt redemption included in our results of operations for 2013, consisting of accelerated unamortized original issuance discount, unamortized fees, and fees associated with the transaction.

In March 2013, we issued $425 million of 5.25% senior notes and used substantially all of the proceeds to retire the 7.875% Senior Notes due June 2017. We repurchased the 7.875% Senior Notes at fair value. The aggregate repurchase price was $431 million, which included the principal amount of $400 million, a 6% premium of $23 million and accrued interest of $8 million. We recognized a total net pre-tax loss of $32 million, which included the premiums mentioned above.

2012

In November 2012, we issued $425 million of 6.50% senior notes and used substantially all of the proceeds to retire the 5.625% Senior Notes due July 2013. We repurchased the 5.625% Senior Notes at fair value. The aggregate repurchase price was $421 million, which included the principal amount of $400 million, a 3% premium of $13 million and accrued interest of $8 million. We recognized a total net pre-tax loss of $12 million, which included the premiums mentioned above, less a gain of $1 million on the termination of a related interest rate swap.

In November 2012, we amended and refinanced our senior secured credit facility to (a) reduce Term Loan B interest rates, (b) gain additional flexibility on the financial covenant, and (c) amend certain other terms. As a result, we recognized a non-cash pre-tax loss of $16 million for the accelerated unamortized original issuance discount of $9 million and the unamortized capitalized lender fees for $7 million. We also recorded new original issuance discount and non-lender fees for a total of $2 million, which are included in the carrying amount of the debt instruments. In addition, we recorded a non-cash pre-tax loss of $7 million of non-lender fees related to the transactions mentioned above.

See Note 12, “Debt and Credit Facilities” for details of our debt transactions.

Impairment of Equity Method Investments

2013

In 2013, we recognized an impairment of $2 million in connection with an equity method investment included in our Other Category. This investment was not material to our consolidated financial position or results of operations.

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

In connection with the establishment of the joint venture in 2007, we issued a guarantee in support of an uncommitted credit facility agreement that was entered into by the joint venture. Under the terms of the guarantee, if the joint venture were to default under the terms of the credit facility, the lender would be entitled to seek payment of the amounts due under the credit facility from us. However, as a result of the impairment, we have included the guarantee liability in other current liabilities on the consolidated balance sheets as of December 31, 2013 and 2012 as we believe it is probable that we will need to perform under this guarantee. As of December 31, 2013, the joint venture has performed its obligations under the terms of the credit facility and the debt holders have not requested that we perform under the terms of the guarantee.

As a result, in the second quarter of 2012 we recognized other-than-temporary impairment of $26 million ($18 million, net of taxes, or $0.09 per diluted share). This impairment consisted of the recognition of a current liability for the guarantee of the uncommitted credit facility mentioned above of $20 million and a $4 million write-down of the carrying value of the investment to zero at June 30, 2012. We also recorded provisions for bad debt on receivables due from the joint venture to the Company of $2 million, which is included in selling, general and administrative expenses and impacted our Food Care division. We have no additional obligations to support the operations of the joint venture in the future.

Foreign Currency Exchange (Losses) Gains Related to Venezuelan Subsidiaries

Effective January 1, 2010, Venezuela was designated a highly inflationary economy. The foreign currency exchange gains and losses we recorded in 2013, 2012 and 2011 for our Venezuelan subsidiary were the result of two factors: 1) the significant changes in the exchange rates used to settle bolivar-denominated transactions and 2) the significant changes in the exchange rates used to remeasure our Venezuelan subsidiary’s financial statements at the balance sheet date. We believe these gains and losses are attributable to the unstable foreign currency environment in Venezuela. See “Venezuela” in “Foreign Exchange Rates” of Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for further discussion on Venezuela.

Other Expense, Net

See Note 20, “Other Expense, net,” for the components and discussion of other expense, net.

Income Taxes

Our effective income tax rate from continuing operations was 47.3% for 2013, primarily due to our increase of approximately $50 million as a result of not funding the Settlement agreement before the end of 2013. The delay in funding required us to increase our valuation allowance for the deferred tax asset related to the Settlement agreement. Excluding that increase, our tax rate would have been approximately 19%. Our core tax rate for the year was 21.8% and benefited from earnings in jurisdictions with low tax rates and losses in jurisdictions, such as the U.S., with high tax rates, as well as various reorganizations and a retroactive reinstatement of certain tax provisions that were recorded as discrete items in 2013. On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012, retroactively reinstating and extending the research and development tax credit and certain foreign tax provisions from January 1, 2012 through December 31, 2013.

Our loss before income taxes from continuing operations for 2012 was reduced by an income tax benefit of $265 million. Our effective income tax benefit rate for 2012 was 14% because our net loss resulted from an impairment charge, substantially all of which related to non-deductible goodwill, with no corresponding tax benefit. Our core tax rate for the year was 26%. Our tax provision for the year benefitted from earnings in jurisdictions with low tax rates and losses in jurisdictions, such as the U.S., with high tax rates, as well as favorable settlements of certain tax disputes totaling $12 million in 2012. The favorable factors were partially offset by losses in jurisdictions where we did not have any tax benefit due to the applicable tax rate or valuation allowances.

Our effective income tax rate from continuing operations was 30% for 2011. As described below, the legacy-Diversey operations and the costs of the Diversey acquisition increased our 2011 effective tax rate. For 2011, our effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to the lower net effective income tax rate on foreign earnings, as well as income tax benefits from tax credits and the domestic manufacturing deduction, partially offset by state income taxes and, in 2011, nondeductible expenses incurred in connection with the Diversey acquisition.

We expect a core income tax rate of approximately 25% in 2014.

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

Our largest deferred tax asset relates to our Settlement agreement as described in Note 15, “Commitments and Contingencies.” Our tax benefit with respect thereto depended upon when we funded the Settlement agreement. As noted above, the delay in funding the Settlement agreement until 2014 required us to increase our valuation allowance, resulting in an increased tax expense of approximately $50 million in 2013. In addition, changes in statutory tax rates or other new legislation or regulation may change our deferred tax assets or liability balances, with either favorable or unfavorable impacts on our effective tax rate. See “Material Commitments and Contingencies” below for further discussion.

See Note 17, “Income Taxes,” for a reconciliation of the U.S. federal statutory rate to our effective tax rate, which also shows the major components of the year over year changes and other tax information.

Liquidity and Capital Resources

Material Commitments and Contingencies

Settlement Agreement and Related Costs

We recorded a pre-tax charge of $850 million in 2002, of which $513 million represented a cash payment that we are required to make (subject to the satisfaction of the terms and conditions of the Settlement agreement) upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co. We did not use cash in any period with respect to this liability.

On February 3, 2014, upon Grace’s emergence from bankruptcy pursuant to a plan of reorganization, the Settlement agreement was implemented and our subsidiary, Cryovac, Inc., made the payments contemplated by the Settlement agreement, consisting of aggregate cash payments in the amount of $930 million to the PI Trust and the PD Trust and the transfer of 18 million shares of Sealed Air common stock (the “Settlement Shares”) to the PI Trust, in each case reflecting adjustments made in accordance with the Settlement agreement. See Note 22, “Subsequent Events,” for further details.

On February 3, 2014, we funded the cash portion of the settlement payment by using $555 million of accumulated cash and cash equivalents and utilized borrowings of $260 million from our revolving credit facility and $115 million from our accounts receivable securitization programs. See “Principal Sources of Liquidity” below. The cash payment of $513 million accrued interest at a 5.5% annual rate, which was compounded annually, from December 21, 2002 to the February 3, 2014 date of payment. This accrued interest was $413 million at December 31, 2013 and is recorded in Settlement agreement and related accrued interest on our consolidated balance sheet. The total liability on our consolidated balance sheet was $925 million at December 31, 2013. In addition, the Settlement agreement provided for the issuance of the 18 million Settlement Shares. Since the impact of issuing the Settlement Shares was dilutive to our EPS, under U.S. GAAP, they were included in our diluted weighted average number of common shares outstanding in our calculation of EPS to the extent that the impact of including these shares were dilutive. See Note 21, “Net (Loss) Earnings Per Common Share,” for details of our calculation of EPS.

Tax benefits resulting from the anticipated funding of the Settlement agreement were recorded as a $373 million net deferred tax asset on our consolidated balance sheet as of December 31, 2013. This deferred tax asset reflects the cash portion of the Settlement agreement and related accrued interest and the value of the 18 million shares of our common stock at the post-split price of $17.86 per share, which was the price when the Settlement agreement was reached in 2002. The impact of the increase in share price from 2002 to more than $30 per share on February 3, 2014 will be included as an increase to additional paid-in capital on our consolidated balance sheet when we realize the cash tax benefit as a result of our higher stock price and will have no impact to our consolidated statements of operations.

We intend to carry back a significant portion of the loss resulting from our deduction under the Settlement agreement. The efficiency of any amount carried back and the benefit therefrom, as well as the benefit from the amount carried forward, may depend upon, among other factors, our past and anticipated future earnings in the U.S.

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

In the fourth quarter of 2013, we recorded an increase to the valuation allowance on our net deferred tax asset related to the Settlement agreement, which resulted in an increase of approximately $50 million to our income tax provision (approximately $0.23 per diluted share).

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

Contractual Obligations

The following table summarizes our principal contractual obligations and sets forth the amounts of required or contingently required cash outlays in 2013 and future years:

	Payments Due by Years
	Total	2014	2015-2016	2017-2018	Thereafter
Contractual Obligations
Short-term borrowings	$81.6	$81.6	$—	$—	$—
Current portion of long-term debt exclusive of debt discounts and lender fees	201.5	201.5	—	—	—
Long-term debt, exclusive of debt discounts and lender fees	4,145.2	—	648.2	697.0	2,800.0

Total debt(1)	4,428.3	283.1	648.2	697.0	2,800.0
Interest payments due on long-term debt(2)	1,980.6	247.6	474.9	447.2	810.9
Operating leases	194.9	64.4	77.3	29.9	23.3
Cash portion of the Settlement agreement and related accrued interest(3)	925.1	925.1	—	—	—
First quarter 2014 quarterly cash dividend declared	25.5	25.5	—	—	—
Other principal contractual obligations	434.3	182.5	179.6	55.5	16.7

Total contractual cash obligations	$7,988.7	$1,728.2	$1,380.0	$1,229.6	$3,650.9

(1)

These amounts include principal maturities (at face value) only. These amounts also include our contractual obligations under capital leases of $1.1 million in 2014, $1.0 million in 2015-2016 and $0.3 million in 2017-2018.

(2)

Includes interest payments required under our senior notes issuances and Amended Credit Facility only. The interest payments included above for our Term Loan A and B were calculated using the following assumptions:

•	interest rates based on stated rates based on LIBOR as of December 31, 2013;
•	all non-U.S. dollar balances are converted using exchange rates as of December 31, 2013; and
•	assumes obligations are repaid when due.
(3)	On February 3, 2014, we funded this liability. See Note 22, “Subsequent Events” for further details.

Current Portion of Long-Term Debt and Long-Term Debt — Represents the principal amount of the debt required to be repaid in each period.

Operating Leases — The contractual operating lease obligations listed in the table above represent estimated future minimum annual rental commitments primarily under non-cancelable real and personal property leases as of December 31, 2013.

Other Principal Contractual Obligations — Other principal contractual obligations include agreements to purchase an estimated amount of goods, including raw materials, or services, including energy, in the normal course of business. These obligations are enforceable and legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions and the approximate timing of the purchase. The amounts included in the table above represent estimates of the minimum amounts we are obligated to pay, or reasonably likely to pay under these agreements. We may purchase additional goods or services above the minimum requirements of these obligations and, as a result use additional cash.

Liability for Unrecognized Tax Benefits

At December 31, 2013, we had liabilities for unrecognized tax benefits and related interest and penalties of $249 million, most of which is included in other liabilities and the remaining balance as a reduction to current deferred tax assets on the consolidated balance sheet. At December 31, 2013, we cannot reasonably estimate the future period or periods of cash settlement of these liabilities. See Note 17, “Income Taxes,” for further discussion.

Off-Balance Sheet Arrangements

We have reviewed our off-balance sheet arrangements and have determined that none of those arrangements has a material current effect or is reasonably likely to have a material future effect on our consolidated financial statements, liquidity, capital expenditures or capital resources.

Income Tax Payments

We currently expect to pay between $100 million and $120 million of income taxes in 2014.

Contributions to Defined Benefit Pension Plans

We maintain defined benefit pension plans for some of our U.S. and our non-U.S. employees. We currently expect our contributions to these plans be approximately $30 million in 2014.

Environmental Matters

We are subject to loss contingencies resulting from environmental laws and regulations, and we accrue for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals do not take into account any discounting for the time value of money and are not reduced by potential insurance recoveries, if any. We do not believe that it is reasonably possible that the liability in excess of the amounts that we have accrued for environmental matters will be material to our consolidated financial position and results of operations. We reassess environmental liabilities whenever circumstances become better defined or we can better estimate remediation efforts and their costs. We evaluate these liabilities periodically based on available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, we adjust the recorded accruals, as necessary. We believe that these exposures are not material to our consolidated financial condition and results of operations. We believe that we have adequately reserved for all probable and estimable environmental exposures.

Principal Sources of Liquidity

Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our existing lines of credit, including our Amended Credit Facility, and our accounts receivable securitization programs. Our primary uses of cash are payments for operating expenses, restructuring expenses, investments in working capital, capital expenditures, interest, taxes, dividends, debt obligations and other long-term liabilities. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above in the next twelve months.

On February 3, 2014, we funded the $930 million Settlement agreement and accrued interest liability using cash on hand and committed liquidity. To fund the cash payment, we used $555 million of cash and cash equivalents and utilized borrowings of $260 million from our revolving credit facility and $115 million from our accounts receivable securitization programs. See Note 22, “Subsequent Events,” for further details. Also, on February 14, 2014, we repaid our 12% senior notes on their maturity date with available cash on hand and committed liquidity. See Note 12, “Debt and Credit Facilities,” for further details.

As of December 31, 2013, we had cash and cash equivalents of $992 million, of which approximately $540 million, or 54%, was located outside of the U.S. As of December 31, 2013, there were certain foreign government regulations restricting transfers on less than $65 million of the cash located outside of the U.S. As of December 31, 2013, our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that in the near term cash located outside of the U.S. will be needed to satisfy its obligations, dividends and other demands for cash in its U.S. operations. In connection with the funding of the Settlement agreement in 2014, we repatriated cash from our international operations and believe that the repatriation of cash should result in minimal cash taxes and no significant tax expense.

Cash and Cash Equivalents

The following table summarizes our accumulated cash and cash equivalents:

	December 31, 2013	December 31, 2012
Cash and cash equivalents	$992.4	$679.6

See “Analysis of Historical Cash Flows” below.

Lines of Credit

There were no amounts outstanding under the revolving credit facility at December 31, 2013 and 2012. There was $60 million outstanding under various uncommitted lines of credit and $22 million outstanding under various committed lines of credit extended to our international subsidiaries at December 31, 2013 and $39 million at December 31, 2012. See Note 12, “Debt and Credit Facilities,” for further details.

Accounts Receivable Securitization Programs

At December 31, 2013, we had $209 million available to us under the programs. We did not utilize these programs in 2013 and 2012. See Note 9, “Accounts Receivable Securitization Programs,” for information concerning these programs.

Covenants

At December 31, 2013 and 2012, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 12, “Debt and Credit Facilities.”

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

Outstanding Indebtedness

At December 31, 2013 and 2012, our total debt outstanding consisted of the amounts set forth in the following table.

	December 31,
	2013	2012
Short-term borrowings	$81.6	$39.2
Current portion of long-term debt	201.5	1.8

Total current debt	283.1	41.0
Total long-term debt, less current portion	4,116.4	4,540.8

Total debt	$4,399.5	$4,581.8

See Note 12, “Debt and Credit Facilities,” for further details.

Analysis of Historical Cash Flow

The following table shows the changes in our consolidated cash flows from continuing operations in the three years ended December 31, 2013.

	2013	2012	2011
Net cash provided by operating activities from continuing operations	$624.8	$394.2	$363.1
Net cash used in investing activities from continuing operations	(105.5)	(114.9)	(2,365.7)
Net cash (used in) provided by financing activities from continuing operations	(319.8)	(585.1)	2,016.4

Net Cash Provided by Operating Activities

2013

Net cash provided by operating activities from continuing operations in 2013 of $625 million was primarily attributable to net earnings adjusted to reconcile to net cash provided by operating activities of $511 million, which primarily included adjustments for depreciation and amortization, share-based incentive compensation expenses, profit sharing expense and loss on debt redemption. Net changes in operating assets and liabilities resulted in net cash provided by operating activities of $114 million in 2013, primarily in trade receivables, net, inventories and accounts payable. In 2013, we reduced our day sales outstanding by three days, reduced our inventory days on hand by four days, and increased our days payables outstanding by two days.

2012

Net cash provided by continuing operating activities in 2012 was primarily attributable to net earnings adjusted to reconcile to net cash provided by operating activities of $407 million, which primarily included adjustments for depreciation and amortization, impairment of goodwill and other intangible assets, share-based incentive compensation expenses, profit sharing expenses impairment of equity method investment and deferred taxes. In 2012, our adjustments to reconcile net earnings (loss) to net cash provided by operating activities from continuing operations included a $319 million change in net deferred taxes. This amount primarily related to the impact of the deferred taxes recorded in connection with the non-cash impairment of other intangible assets, which is included in adjustments to reconcile net earnings (loss) to net cash provided by operating activities from continuing operations to offset the impact of the non-cash tax benefit that is included in net (loss) earnings available to common stockholders from continuing operations. Net cash provided by changes in operating assets and liabilities resulted in a net cash use of $13 million in 2012.

2011

Net cash provided by continuing operating activities in 2011 was primarily attributable to net earnings adjusted to reconcile to net cash provided by operating activities of $377 million, which primarily included adjustments for depreciation and amortization, costs related to the acquisition of Diversey and share-based incentive compensation expenses. Net cash provided by changes in operating assets and liabilities resulted in a net use of cash of $14 million in 2011.

Net Cash Used in Investing Activities

2013

Net cash used in investing activities from continuing operations in 2013 of $106 million primarily consisted of capital expenditures of $116 million, related to capacity expansions to support growth in net sales. Capital expenditure related to our restructuring programs were $25 million in 2013.

2012

In 2012, we used net cash of $115 million in investing activities, which was primarily due to capital expenditures of $123 million.

2011

In 2011, we used net cash of $2.4 billion in investing activities due to capital expenditures of $122 million and the acquisition of Diversey for $2.2 billion. See Note 4, “Acquisition of Diversey Holdings, Inc.” for further information.

We expect to continue to invest capital as we deem appropriate to expand our business, to maintain or replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity and net sales growth. We expect total capital expenditures in 2014 to be approximately $170 million, which include capital expenditures of $34 million associated with the EQIP and IOP Programs. This projection is based upon our capital expenditure budget for 2014, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends.

Net Cash (Used in) Provided by Financing Activities

2013

Net cash used in financing activities from continuing operations was primarily due to the following:

•	repurchase of $400 million on 7.875% Senior Notes due June 2017 for $431 million;

•	prepayments of $152 million on Term Loan A;

•	prepayments of $104 million on Term Loan B; and

•	payments of $102 million of quarterly dividends.

These factors were partially offset by issuance of $425 million of 5.25% Senior Notes due April 2023 and short term borrowings of $53 million.

2012

Net cash used in financing activities was primarily due to the following:

•	repurchase of $400 million on 5.625% Senior Notes due July 2013 for $421 million;

•	prepayments of $185 million on Term Loan A;

•	prepayments of $1.1 billion on Term Loan B; and

•	payments of $101 million of quarterly dividends,

partially offset by:

•	issuance of $425 million of 6.50% Senior Notes due December 2020.

•	refinancing of $80 million of Term Loan A; and

•	refinancing of $801 million on Term Loan B.

2011

Net cash provided by financing activities was primarily due to the following:

•	net proceeds of $1.1 billion from Term Loan B;

•	net proceeds of $946 million from Term Loan A;

•	issuance of $750 million of 8.125% Senior Notes due September 2019;

•	issuance of $750 million of 8.375% Senior Notes due September 2021; and

•	changes in restricted cash of $263 million, which was used in connection with the acquisition of Diversey Holdings, Inc.

partially offset by:

•	the repayment of existing indebtedness of Diversey of $1.6 billion, in connection with the acquisition of Diversey;

•	the payment of our required 2011 and prepayment of our required 2012 Term Loan A Facility and Term Loan B Facility amortization payments totaling $97 million;

•	payments of quarterly dividends of $87 million;

•	net payments of short-term borrowings of $7 million;

•	payments of debt issuance costs of $51 million in connection with the financing of the acquisition of Diversey; and

•

the acquisition of 0.5 million shares of common stock with a fair market value of $13 million that were withheld from employees to satisfy their minimum tax withholding obligations under our 2005 contingent stock plan.

Free Cash Flow

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We typically generate the majority of our annual free cash flow in the second half of the year. Below find details of free cash flow for three years ended December 31.

	Year Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Cash flow provided by operating activities—continuing operations	$624.8	$394.2	$363.1	$230.6	$31.1
Capital expenditures for property and equipment	(116.0)	(122.8)	(121.7)	6.8	(1.1)

Free cash flow	$508.8	$271.4	$241.4	$237.4	$30.0

Changes in Working Capital

	December 31, 2013		December 31, 2012		Change
Working capital (current assets less current liabilities)	$716.9		$954.3		$(237.4)
Current ratio (current assets divided by current liabilities)	1.3	x	1.4	x
Quick ratio (current assets, less inventories divided by current liabilities)	1.0	x	1.1	x

The $237 million, or 25%, decrease in working capital in the year ended December 31, 2013 was primarily due to:

•	the classification of our 12% Senior Notes due 2014, and a portion of our Term Loan A and Term Loan B to current portion of long-term debt from long-term debt; and

•	a net decrease in working capital items, primarily accounts receivable, inventories and accounts payable of $171 million.

Changes in Stockholders’ Equity

The $54 million, or 4%, decrease in stockholders’ equity in 2013 compared with 2012 was primarily due to dividends paid and accrued on our common stock of $103 million and cumulative translation adjustment of $110 million, partially offset by net earnings of $124 million and an increase in treasury stock of $26 million primarily due to the transfer of common stock from treasury stock as part of our 2012 profit sharing plan contribution made in 2013.

Derivative Financial Instruments

Interest Rate Swaps

The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 12, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.

Foreign Currency Forward Contracts

At December 31, 2013, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.

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

Our estimates and assumptions are evaluated on an ongoing basis and are based on all available evidence, including historical experience and other factors believed to be reasonable under the circumstances. To derive these estimates and assumptions, management draws from those available sources that can best contribute to its efforts. These sources include our officers and other employees, outside consultants and legal counsel, third-party experts and actuaries. In addition, we use internally generated reports and statistics, such as aging of trade receivable, as well as outside sources such as government statistics, industry reports and third-party research studies. The results of these estimates and assumptions may form the basis of the carrying value of assets and liabilities and may not be readily apparent from other sources. Actual results may differ from estimates under conditions and circumstances different from those assumed, and any such differences may be material to our consolidated financial statements.

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

Accounts Receivable and Allowance for Doubtful Accounts

In the normal course of business, we extend credit to our customers if they satisfy pre-defined credit criteria. We maintain an accounts receivable allowance for estimated losses resulting from the failure of our customers to make required payments. An additional allowance may be required if the financial condition of our customers deteriorates. The allowance for doubtful accounts is maintained at a level that management assesses to be appropriate to absorb estimated losses in the accounts receivable portfolio. The allowance for doubtful accounts is reviewed quarterly, and changes to the allowance are made through the provision for bad debts, which is included in selling, general and administrative expenses on our consolidated statements of operations. These changes may reflect changes in economic, business and market conditions. The allowance is increased by the provision for bad debts and decreased by the amount of charge-offs, net of recoveries.

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

For indefinite – lived intangible assets, such as in-process research and development and trademarks and trade names, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over fair value, if any. In addition, in all cases of an impairment review other than for in-process research and development assets, we re-evaluate whether continuing to characterize the asset as indefinite – lived is appropriate.

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

While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for our annual goodwill impairment test in the fourth quarter of 2013, we performed a quantitative test for all of our reporting units.

The goodwill impairment test involves a two-step process. In step one, we compare the fair value of each of our reporting units with goodwill to its carrying value, including the goodwill allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, there is no indication of impairment and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform step two of the impairment test to measure the amount of impairment loss, if any. In step two, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.

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

2013 Annual Goodwill Impairment Test

Critical assumptions that the Company used in performing the income approach for its reporting units included the following:

•	Applying a compounded annual growth rate for forecasted sales in our projected cash flows through 2016.

Reporting Unit	Compounded Annual Growth Rate
Diversey Care	3.5%
Food Care – Hygiene Solutions	5.7%
Food Care – Packaging Solutions	2.7%
Product Care	3.2%
Medical Applications	8.3%

•	Applying a terminal value growth rate of 3% for all of our reporting units to reflect our estimate of stable and perpetual growth.

•

Determining an appropriate discount rate to apply to our projected cash flow results. This discount rate reflects, among other things, certain risks due to the uncertainties of achieving the cash flow results and the growth rates assigned. The discount rates applied were as follows:

Reporting Unit	Discount Rate
Diversey Care	10.5%
Food Care – Hygiene Solutions	11.6%
Food Care – Packaging Solutions	9.6%
Product Care	10.0%
Medical Applications	13.7%

•	A weighting of the results of the income approach of 80% of our overall fair value calculation for each reporting unit.

Changes in any of these assumptions could materially impact the estimated fair value of our reporting units. Our forecasts take into account the near and long-term expected business performance, considering the long-term market conditions and business trends within the reporting units. For example, our current Diversey Care and Hygiene Solutions forecasts include an assumption of a modest economic recovery for Europe beyond 2014. Given the significant amount of revenue we generate from the Diversey Care and Hygiene Solutions businesses in Europe, the failure to realize or capitalize from this economic recovery may impact our ability to recover the allocated goodwill in the future. For further discussion of the factors that could result in a change in our assumptions, see “Risk Factors” in this Annual Report on Form 10-K and our other filings with the SEC.

2012 Fourth Quarter Interim Goodwill Impairment Test

As discussed in Note 8, “Goodwill and Identifiable Intangible Assets,” a goodwill impairment charge was recorded in the fourth quarter of 2012 related to the Diversey Care and Hygiene Solutions reporting units. The critical assumptions that the Company used in performing the income approach for these reporting units for the 2012 fourth quarter interim goodwill impairment review included the following:

•	Applying a compounded annual growth rate of 2.3% for forecasted sales for the Diversey Care and Hygiene Solutions reporting units in our projected future cash flows through 2017.

•	Applying a terminal value growth rate beyond 2017 of 3% for the Diversey Care and Hygiene Solutions reporting units to reflect our estimate of stable and perpetual growth.

•

Determining an appropriate discount rate to apply to our projected cash flow results. This discount rate reflects, among other things, certain risks due to the uncertainties of achieving the cash flow results and the growth rates assigned. The discount rates applied were 11.3% for the Diversey Care reporting unit and 12.2% for the Hygiene Solutions reporting unit.

•	A weighting of the results of the income approach of 80% of our overall fair value calculation.

Market Approaches Used to Determine Fair Values

Each year we consider various relevant market approaches that could be used to determine fair value.

The first market approach estimates the fair value of the reporting unit by applying multiples of operating performance measures to the reporting unit’s operating performance (the “Public Company Method”). These multiples are derived from comparable publicly-traded companies with similar investment characteristics to the reporting unit, and such comparables are reviewed and updated as needed annually. We believe that this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to our reporting units and the Company. The second market approach is based on the publicly traded common stock of the Company, and the estimate of fair value of the reporting unit is based on the applicable multiples of the Company (the “Quoted Price Method”). The third market approach is based on recent mergers and acquisitions of comparable publicly-traded and privately-held companies in our industries (the “Mergers and Acquisition Method”).

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

In order to assess the reasonableness of the calculated fair values of our reporting units, we also compare the sum of the reporting units’ fair values to our market capitalization and calculate an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). We evaluate the control premium by comparing it to control premiums of recent comparable market transactions. If the implied control premium is not reasonable in light of these recent transactions, we will reevaluate our fair value estimates of the reporting units by adjusting the discount rates and/or other assumptions.

For the fourth quarter 2012 interim goodwill impairment review and the 2013 annual goodwill impairment review of the Diversey Care and Hygiene Solutions reporting units, we evaluated each of the above market approaches and determined that the Public Company and Quoted Price Methods provided the most reliable measures of fair value because they were deemed to be a reliable proxy for the Diversey Care and Hygiene Solutions reporting units. We applied a combined weighting of 20% to the two market approaches when determining the fair value of each of the reporting units. For the 2013 annual goodwill impairment review of the

Packaging Solutions, Product Care and Medical Applications reporting units, we also evaluated each of the above market approaches and determined that the Public Company, the Quoted Price and the Mergers and Acquisition Methods provided the most reliable measures of fair value because they were deemed to be a reliable proxy for these reporting units. We applied a combined weighting of 20% to the three market approaches when determining the fair value of these reporting units.

2013 Compared to Fourth Quarter 2012 — Diversey Care and Hygiene Solutions Reporting Units

For our 2013 annual goodwill impairment test, we determined that our Diversey Care reporting unit had an estimated fair value in excess of its respective carrying value of approximately 27% which represents an increase from the negative 12% previously calculated as of the fourth quarter of 2012. The Hygiene Solutions reporting unit had an estimated fair value in excess of its respective carrying value of approximately 91% which represents an increase from the 8% previously calculated as of the fourth quarter of 2012.

The increase in fair value of the Diversey Care reporting unit was due to improved forecasted cash flows which was driven by improved sales growth and reduced operating expenses. The forecasted long-term sales growth is due to a combination of expected price increases across many of the regions as well as volume growth. Volume growth is forecasted in the AMAT region and the North American region is expected to recover with low sales growth. In Europe the long-term forecasts reflect volume decreases in 2014 due to the continued economic weakness in that region but are expected to show improvement starting in 2015. Along with sales growth, various activities, including existing restructuring programs are expected to continue to result in reduced operating costs and contribute to a stronger cash flow.

The Company is forecasting improved cash flows for the Hygiene Solutions reporting unit due to improved sales growth primarily being driven from the emerging markets which includes the AMAT and Latin American regions due to a combination of volume growth and expected price increases; and to a lesser extent sales growth in North America. Sales growth is expected to be flat in Europe in 2014 but is expected to show improvement starting in 2015; however, profitability in Europe is expected to improve due to product rationalization and price/mix improvements. Hygiene Solutions is also expecting overall improved profitability for the business resulting from improvements in sales and marketing costs which are expected to contribute to reduced operating costs and overall stronger cash flows.

In addition, discount rates decreased in the 2013 annual goodwill review compared to the 2012 fourth quarter goodwill review which contributed to the increased fair value. The discount rate for any given impairment test is based on current market data as of the respective valuation date and adjusted upward to incorporate certain risks due to performance of the reporting units. The improved operating performance of the reporting units in 2013 and management’s expectation regarding improved long-term growth rates and overall profitability, contributed to the reduced risk component of the discount rates used in the 2013 valuation.

If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (such as a sustained decrease in the price of our common stock, a decline in current market multiples, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, heightened competition, strategic decisions made in response to economic or competitive conditions or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of), we may be required to record impairment charges in future periods. Any impairment charges that we may take in the future could be material to our consolidated results of operations and financial condition.

In order to evaluate the sensitivity of the estimated fair values of our reporting units in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease resulted in an excess of fair value over carrying amount ranging from approximately 14% to approximately 279% of the carrying amounts. This hypothetical 10% decrease resulted in the Diversey Care and Hygiene Solutions reporting units having the excess of fair value over carrying amount of 14% and 72%, respectively. We will continue to monitor goodwill on an annual basis and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management’s business strategy or significant declines in our stock price, indicate that there may be potential indicator of impairment.

See Note 8, “Goodwill and Identifiable Intangible Assets,” for details of our goodwill balance and the goodwill review performed in 2013 and 2012 and other related information.

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

At December 31, 2013, the total projected benefit obligation for our U.S. pension plans was $192 million, and the total net periodic benefit cost for the year ended December 31, 2013 was $1 million. At December 31, 2013, the total projected benefit obligation for our international pension plans was $1.1 billion, and the total net periodic benefit cost for the year ended December 31, 2013 was $16 million.

In general, material changes to the principal assumptions could have a material impact on the costs and liabilities recognized on our consolidated financial statements. A 25 basis point change in the assumed discount rate and a 100 basis point change in the expected long-term rate of return on plan assets would have resulted in the following increases (decreases) in the projected benefit obligation at December 31, 2013 and the expected net periodic benefit cost for the year ended December 31, 2014 (in millions).

United States	25 Basis Point Increase	25 Basis Point Decrease
Discount Rate
Effect on 2013 projected benefit obligation	$(4.5)	$4.6
Effect on 2014 expected net periodic benefit cost	(0.1)	—

	100 Basis Point Increase	100 Basis Point Decrease
Return on Assets
Effect on 2014 expected net periodic benefit cost	$(1.7)	$1.7

International	25 Basis Point Increase	25 Basis Point Decrease
Discount Rate
Effect on 2013 projected benefit obligation	$(45.1)	$47.7
Effect on 2014 expected net periodic benefit cost	(2.7)	2.8

	100 Basis Point Increase	100 Basis Point Decrease
Return on Assets
Effect on 2014 expected net periodic benefit cost	$(8.4)	$8.4

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

In assessing the need for a valuation allowance, we estimate future taxable earnings, with consideration for the feasibility of ongoing planning strategies and the realizability of tax benefit carry forwards and past operating results, to determine which deferred tax assets are more likely than not to be realized in the future. Changes to tax laws, statutory tax rates and future taxable earnings can have an impact on valuation allowances related to deferred tax assets. In the event that actual results differ from these estimates in future periods, we may need to adjust the valuation allowance, which could have a material impact on our consolidated financial position and results of operations.

In calculating our worldwide provision for income taxes, we also evaluate our tax positions for years where the statutes of limitations have not expired. Based on this review, we may establish reserves for additional taxes and interest that could be assessed upon examination by relevant tax authorities. We adjust these reserves to take into account changing facts and circumstances, including the results of tax audits and changes in tax law. If the payment of additional taxes and interest ultimately proves unnecessary or less than the amount of the reserve, the reversal of the reserves would result in tax benefits being recognized in the period when we determine the reserves are no longer necessary. If an estimate of tax reserves proves to be less than the ultimate assessment, a further charge to income tax provision would result. These adjustments to reserves and related expenses could materially affect our consolidated financial position and results of operations.

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

Summarized Quarterly Financial Information (Unaudited, in millions, except share data)(1)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Revised (1)	Revised (1)	Revised (1)
Net sales	$1,828.9	$1,937.4	$1,912.0	$2,012.5
Gross profit	612.2	659.1	649.9	666.3
Net earnings from continuing operations	0.7	54.3	35.1	3.6
Net earnings from discontinued operations	2.0	2.0	2.5	24.0
Net earnings available to common stockholders	2.7	56.3	37.6	27.6
Basic net earnings per common share
Continuing operations	$—	$0.28	$0.18	$0.02
Discontinued operations	0.01	0.01	0.01	0.12

Net earnings per common share — basic	$0.01	$0.29	$0.19	$0.14

Diluted net earnings per common share
Continuing operations	$—	$0.25	$0.17	$0.02
Discontinued operations	0.01	0.01	0.01	0.11

Net earnings per common share — diluted	$0.01	$0.26	$0.18	$0.13

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Revised (1)	Revised (1)	Revised (1)	Revised (1)
Net sales	$1,822.8	$1,901.9	$1,878.6	$1,955.9
Gross profit	615.3	622.7	638.3	646.0
Net earnings (loss) from continuing operations	(10.1)	(22.6)	(1,240.0)	(345.2)
Net earnings from discontinued operations	4.1	9.0	7.6	186.9
Net earnings (loss) available to common stockholders	(6.0)	(13.6)	(1,232.4)	(158.3)
Basic net earnings (loss) per common share
Continuing operations	$(0.05)	$(0.12)	$(6.42)	$(1.79)
Discontinued operations	0.02	0.05	0.04	0.97

Net earnings (loss) per common share — basic	$(0.03)	$(0.07)	$(6.38)	$(0.82)

Diluted net earnings (loss) per common share
Continuing operations	$(0.05)	$(0.12)	$(6.42)	$(1.79)
Discontinued operations	0.02	0.05	0.04	0.97

Net earnings (loss) per common share — diluted	$(0.03)	$(0.07)	$(6.38)	$(0.82)

(1)

On December 6, 2013, we completed the sale of the rigid medical packaging business. On November 14, 2012, we completed the sale of Diversey Japan. Operating results for the rigid medical packaging business and Diversey Japan were reclassified to discontinued operations for the periods since the first quarter of 2012, and, accordingly, all prior period information has been revised. See Note 3, “Divestitures,” for further information about the sales.

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

At December 31, 2013, we had $100 million notional amount of outstanding interest rate swaps and no outstanding interest rate collars or options.

The information set forth in Item 8 of Part II of this Annual Report on Form 10-K in Note 13, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.

See Note 14, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $108 million in the fair value of the total debt balance at December 31, 2013. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

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

Effective January 1, 2010, Venezuela was designated a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the bolivar fuerte as the functional currency for our subsidiaries in Venezuela. Accordingly, all bolivar-denominated monetary assets and liabilities were re-measured into U.S. dollars using the then current exchange rate available to us, and any changes in the exchange rate were reflected in foreign currency exchange gains and losses related to our Venezuelan subsidiaries on the consolidated statements of operations.

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

On February 8, 2013, the Venezuelan government announced a devaluation of the bolivar exchange rate from 4.3 bolivars to the U.S. dollar to 6.3 bolivars to the U.S. dollar. We used this official exchange rate of 6.3 bolivars to the U.S. dollar to re-measure the assets and liabilities of our Venezuelan subsidiaries for U.S. GAAP financial statement presentation as of December 31, 2013. As a result of the changes in the exchange rates, we recognized $13 million of net losses for the year ended December 31, 2013 due to the remeasurement of our Venezuelan subsidiaries’ financial statements and the impact due to the settlement of bolivar-denominated transactions. Net losses on remeasurement were not material in 2012 and 2011.

On March 18, 2013, the Venezuelan government announced the creation of an alternative foreign currency mechanism called the Supplementary Foreign Currency Administration System, known as the SICAD. During December 2013, the Venezuelan government issued a new rule allowing the Central Bank to publish the average SICAD rate (previously it was prohibited by law to publish any rate different from the official exchange rate) which was 11.3 bolivars per U.S. dollar. As stated above, at December 31, 2013 we re-measured our Venezuelan subsidiaries financial statements using the official exchange rate of 6.3 bolivars to the U.S. dollar. However, we will continue to evaluate each reporting period the appropriate exchange rate to re-measure our financial statements based on the facts and circumstances at that time.

For the year ended December 31, 2013, less than 1% of our consolidated net sales and less than 5% of consolidated operating profit were derived from our businesses in Venezuela. As of December 31, 2013, we had net assets of $54 million in Venezuela, which primarily consisted of cash and cash equivalents of $47 million. Also, as of December 31, 2013, our Venezuelan subsidiaries had a negative cumulative translation adjustment balance of $46 million.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at December 31, 2013 would have caused us to pay approximately $108 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

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

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to changes in foreign exchange rates and interest rate and currency swaps related to certain financing transactions. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At December 31, 2013, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $398 million at December 31, 2013 and $429 million at December 31, 2012.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $12 million in 2013, $14 million in 2012 and $9 million in 2011. The allowance for doubtful accounts was $31 million at December 31, 2013 and $26 million at December 31, 2012.

Pensions

Recent market conditions have resulted in an unusually high degree of volatility and increased risks and short-term liquidity concerns associated with some of the plan assets held by our defined benefit pension plans, which have impacted the performance of some of the plan assets. Based upon the annual valuation of our defined benefit pension plans at December 31, 2013, we expect our net periodic benefit costs to be approximately $15 million in 2014. See Note 15, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” for further details on our defined benefit pension plans.

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

Sealed Air Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sealed Air Corporation:

We have audited the accompanying consolidated balance sheets of Sealed Air Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income (loss), for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement, “Schedule II — Valuation and Qualifying Accounts and Reserves”. We have also audited Sealed Air Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Sealed Air Corporation’s management is responsible for these consolidated financial statements and the consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately, and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sealed Air Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Sealed Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

/s/ KPMG LLP

Short Hills, New Jersey

February 28, 2014

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$992.4	$679.6
Trade receivables, net of allowance for doubtful accounts of $31.4 in 2013 and $25.6 in 2012	1,126.4	1,213.0
Other receivables	147.9	100.9
Inventories	688.4	728.9
Deferred taxes	377.7	393.0
Assets held for sale	—	87.3
Prepaid expenses and other current assets	84.9	86.6

Total current assets	3,417.7	3,289.3
Property and equipment, net	1,134.5	1,194.2
Goodwill	3,114.6	3,151.2
Intangible assets, net	1,016.9	1,131.6
Non-current deferred taxes	63.1	150.3
Other assets, net	387.4	415.1

Total assets	$9,134.2	$9,331.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$81.6	$39.2
Current portion of long-term debt	201.5	1.8
Accounts payable	524.5	480.2
Deferred taxes	8.1	10.3
Settlement agreement and related accrued interest	925.1	876.9
Accrued restructuring costs	69.6	72.4
Liabilities held for sale	—	8.9
Other current liabilities	890.4	845.3

Total current liabilities	2,700.8	2,335.0
Long-term debt, less current portion	4,116.4	4,540.8
Non-current deferred taxes	278.6	366.7
Other liabilities	647.9	644.9

Total liabilities	7,743.7	7,887.4

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2013 and 2012	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 205,707,580 in 2013 and 204,660,621 in 2012; shares outstanding; 196,198,672 in 2013 and 194,557,669 in 2012	20.6	20.5
Common stock reserved for issuance related to Settlement agreement, $0.10 par value per share, 18,000,000 shares in 2013 and 2012	1.8	1.8
Additional paid-in capital	1,695.3	1,685.0
Retained earnings	276.4	254.8
Common stock in treasury, 9,508,908 shares in 2013 and 10,102,952 shares in 2012	(327.6)	(353.4)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(146.2)	(142.3)
Cumulative translation adjustment	(134.4)	(24.1)
Unrealized gain on derivative instruments	3.2	1.5

Total accumulated other comprehensive loss, net of taxes	(277.4)	(164.9)

Total parent company stockholders’ equity	1,389.1	1,443.8
Noncontrolling interests	1.4	0.5

Total stockholders’ equity	1,390.5	1,444.3

Total liabilities and stockholders’ equity	$9,134.2	$9,331.7

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net sales	$7,690.8	$7,559.2	$5,467.3
Cost of sales	5,103.3	5,036.9	3,886.7

Gross profit	2,587.5	2,522.3	1,580.6
Selling, general and administrative expenses	1,749.2	1,756.7	1,004.4
Amortization expense of intangible assets acquired	123.2	132.7	38.4
Impairment of goodwill and other intangible assets	—	1,892.3	—
Stock appreciation rights expense	38.1	18.4	—
Costs related to the acquisition and integration of Diversey	1.1	7.4	64.8
Restructuring and other charges	73.8	142.5	52.2

Operating profit (loss)	602.1	(1,427.7)	420.8
Interest expense	(361.0)	(384.7)	(216.6)
Loss on debt redemption	(36.3)	(36.9)	—
Impairment of equity method investment	(2.1)	(23.5)	—
Foreign currency exchange losses related to Venezuelan subsidiaries	(13.1)	(0.4)	(0.3)
Other expense, net	(11.9)	(9.4)	(14.5)

Earnings (loss) from continuing operations before income tax provision (benefit)	177.7	(1,882.6)	189.4
Income tax provision (benefit)	84.0	(264.7)	56.7

Net earnings (loss) from continuing operations	93.7	(1,617.9)	132.7
Net earnings from discontinued operations	7.6	28.7	16.4
Net gain on sale of discontinued operations	22.9	178.9	—

Net earnings (loss) available to common stockholders	$124.2	$(1,410.3)	$149.1

Net earnings (loss) per common share:
Basic:
Continuing operations	$0.48	$(8.39)	$0.79
Discontinued operations	0.16	1.08	0.10

Net earnings (loss) per common share — basic	$0.64	$(7.31)	$0.89

Diluted:
Continuing operations	$0.44	$(8.39)	$0.71
Discontinued operations	0.14	1.08	0.09

Net earnings (loss) per common share — diluted	$0.58	$(7.31)	$0.80

Dividends per common share	$0.52	$0.52	$0.52

Weighted average number of common shares outstanding:
Basic	194.6	192.8	167.0

Diluted	213.5	192.8	185.4

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended December 31,
	2013	2012	2011
Net earnings (loss) available to common stockholders	$124.2	$(1,410.3)	$149.1
Other comprehensive income (loss), net of taxes:
Recognition of deferred pension items, net of taxes of $5.1 in 2013, $23.0 in 2012 and $1.0 in 2011	(3.9)	(99.1)	4.7
Unrealized gains (losses) on derivative instruments, net of taxes of $0.9 in 2013, $0.7 in 2012 and $0.7 in 2011	1.7	(0.6)	(1.4)
Foreign currency translation adjustments	(110.3)	79.9	(38.1)

Comprehensive income (loss), net of taxes	$11.7	$(1,430.1)	$114.3

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In millions)

	Common Stock	Common Stock Reserved for Issuance Related to the Settlement Agreement	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Parent Company Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2010	$17.0	$1.8	$1,152.7	$1,706.1	$(362.7)	$(110.3)	$2,404.6	$(3.0)	$2,401.6
Effect of contingent stock transactions, net of taxes	0.1	—	27.4	—	(12.9)	—	14.6	—	14.6
Stock issued for share-based incentive compensation	—	—	0.7	—	—	—	0.7	—	0.7
Shares issued in connection with Diversey acquisition	3.2	—	509.7	—	—	—	512.9	—	512.9
Recognition of deferred pension items, net of taxes	—	—	—	—	—	4.7	4.7	—	4.7
Foreign currency translation, net of taxes	—	—	—	—	—	(38.1)	(38.1)	—	(38.1)
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	—	(1.4)	(1.4)	—	(1.4)
Noncontrolling interests	—	—	(0.9)	—	—	—	(0.9)	(2.1)	(3.0)
Net earnings	—	—	—	149.1	—	—	149.1	—	149.1
Dividends on common stock	—	—	—	(88.7)	—	—	(88.7)	—	(88.7)

Balance at December 31, 2011	$20.3	$1.8	$1,689.6	$1,766.5	$(375.6)	$(145.1)	$2,957.5	$(5.1)	$2,952.4
Effect of contingent stock transactions, net of taxes	0.1	—	17.0	—	(10.6)	—	6.5	—	6.5
Stock issued for share-based incentive compensation	0.1	—	(13.3)	—	32.8	—	19.6	—	19.6
Recognition of deferred pension items, net of taxes	—	—	—	—	—	(99.1)	(99.1)	—	(99.1)
Foreign currency translation, net of taxes	—	—	—	—	—	79.9	79.9	—	79.9
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Noncontrolling interests	—	—	(8.3)	—	—	—	(8.3)	5.6	(2.7)
Net loss	—	—	—	(1,410.3)	—	—	(1,410.3)	—	(1,410.3)
Dividends on common stock	—	—	—	(101.4)	—	—	(101.4)	—	(101.4)

Balance at December 31, 2012	$20.5	$1.8	$1,685.0	$254.8	$(353.4)	$(164.9)	$1,443.8	$0.5	$1,444.3
Effect of contingent stock transactions, net of taxes	0.1	—	22.2	—	—	—	22.3	—	22.3
Stock issued for share-based incentive compensation	—	—	(10.8)	—	25.8	—	15.0	—	15.0
Recognition of deferred pension items, net of taxes	—	—	—	—	—	(3.9)	(3.9)	—	(3.9)
Foreign currency translation, net of taxes	—	—	—	—	—	(110.3)	(110.3)	—	(110.3)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	—	1.7	1.7	—	1.7
Noncontrolling interests	—	—	(1.1)	—	—	—	(1.1)	0.9	(0.2)
Net earnings	—	—	—	124.2	—	—	124.2	—	124.2
Dividends on common stock	—	—	—	(102.6)	—	—	(102.6)	—	(102.6)

Balance at December 31, 2013	$20.6	$1.8	$1,695.3	$276.4	$(327.6)	$(277.4)	$1,389.1	$1.4	$1,390.5

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2013	2012	2011
Net earnings (loss) available to common stockholders from continuing operations	$93.7	$(1,617.9)	$132.7
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities from continuing operations:
Depreciation and amortization	283.4	300.2	182.7
Share-based incentive compensation	24.1	16.9	25.0
Profit sharing expense	34.7	19.0	18.7
Impairment of goodwill and other intangible assets	—	1,892.3	—
Impairment of equity method investment	2.1	23.5	—
Costs related to the acquisition and integration of Diversey	1.1	7.4	64.8
Amortization of senior debt related items and other	19.1	15.0	4.9
Loss on debt redemption	36.3	36.9	—
Provisions for bad debt	11.6	16.8	8.5
Provisions for inventory obsolescence	(0.3)	15.5	9.2
Deferred taxes, net	7.0	(318.6)	(60.9)
Excess tax benefit from share-based incentive compensation	—	(0.4)	(2.6)
Net (gain) loss on disposals of property and equipment and other	(1.4)	0.3	(6.3)
Changes in operating assets and liabilities:
Trade receivables, net	35.5	(26.4)	(102.0)
Inventories	24.5	33.4	(11.4)
Other assets	(49.0)	10.8	43.9
Accounts payable	36.3	(84.3)	(28.1)
Other liabilities	66.1	53.8	90.3
Changes in restricted cash	—	—	(6.3)

Net cash provided by operating activities from continuing operations	624.8	394.2	363.1

Cash flows from investing activities from continuing operations:
Capital expenditures for property and equipment	(116.0)	(122.8)	(121.7)
Acquisition of Diversey, net of cash and cash equivalents acquired	—	—	(1,983.7)
Investment in Diversey preferred stock	—	—	(262.9)
Proceeds from sales of property and equipment	11.6	7.8	10.4
Other investing activities	(1.1)	0.1	(7.8)

Net cash used in investing activities from continuing operations	(105.5)	(114.9)	(2,365.7)

Cash flows from financing activities from continuing operations:
Net proceeds from (payments of) short-term borrowings	53.2	7.2	(7.0)
Payments of long-term debt	(658.3)	(1,759.1)	(1,753.6)
Proceeds from long-term debt	425.1	1,306.5	3,662.2
Dividends paid on common stock	(102.0)	(100.9)	(87.4)
Acquisition of common stock for tax withholding obligations under our 2005 contingent stock plan	(3.9)	(9.6)	(12.2)
Payments of debt issuance costs	(7.7)	(7.3)	(51.1)
Payments for debt extinguishment costs	(26.2)	(22.3)	—
Excess tax benefit from share-based incentive compensation	—	0.4	2.6
Changes in restricted cash	—	—	262.9

Net cash (used in) provided by financing activities from continuing operations	(319.8)	(585.1)	2,016.4

Effect of foreign currency exchange rate changes on cash and cash equivalents	(13.7)	11.1	2.0

Net change in cash and cash equivalents from continuing operations	185.8	(294.7)	15.8

Net cash provided by operating activities from discontinued operations	6.4	2.8	16.3
Net cash provided by (used in) investing activities from discontinued operations	120.6	312.1	(11.4)
Net cash (used in) provided by financing activities from discontinued operations	—	(44.2)	7.3

Net change in cash and cash equivalents from discontinued operations	127.0	270.7	12.2

Cash and cash equivalents:
Balance, beginning of period	679.6	703.6	675.6
Net change during the period	312.8	(24.0)	28.0

Balance, end of period	$992.4	$679.6	$703.6

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$289.7	$323.0	$134.8

Income tax payments	$114.8	$108.6	$105.6

Restructuring payments	$107.0	$103.4	$28.6

Stock appreciation rights payments (less amounts included in restructuring payments)	$46.0	$24.0	—

Non-cash items:
Transfers of shares of our common stock from treasury as part of our 2012 and 2011 profit-sharing plan contributions	$18.7	$18.7	$—

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 Organization and Nature of Operations

We are a global leader in food safety and security, facility hygiene and product protection. We serve an array of end markets including food and beverage processing, food service, retail, healthcare and industrial, and commercial and consumer applications. Our focus is on achieving quality sales growth through leveraging our geographic footprint, technological know-how and leading market positions to bring measurable, sustainable value to our customers, employees and investors.

We conduct substantially all of our business through three wholly-owned subsidiaries, Cryovac, Inc., Sealed Air Corporation (US) and Diversey, Inc. Throughout this report, when we refer to “Sealed Air,” the “Company,” “we,” “our,” or “us,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise.

In 2013, we renamed our global business divisions under our segment reporting structure. There was no impact to the reportable segment results. The following are the changes to the names of our three global business divisions:

•	Food Care, which was previously named Food & Beverage;

•	Diversey Care, which was previously named Institutional & Laundry; and

•	Product Care, which was previously named Protective Packaging.

We also have an Other Category, which includes our medical applications and new ventures businesses. The changes to the segment names had no effect on our historical consolidated results of operations. See Note 5, “Segments,” for further details of our segment structure.

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

The consolidated financial statements and information included in this Annual Report on Form 10-K (“Form 10-K”) include the financial results of Diversey for the periods beginning October 3, 2011 (date of acquisition). All results prior to October 3, 2011 include historical Sealed Air results only. The financial results included in this Form 10-K related to the acquisition method accounting for the Diversey transaction have been finalized. See Note 4, “Acquisition of Diversey Holdings, Inc.,” for further information about the acquisition and related transactions and the acquisition accounting.

On December 6, 2013, we completed the sale of our rigid medical packaging business. The operating results for the rigid medical packaging business were reclassified to discontinued operations, net of tax, on the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, and the assets and liabilities of the rigid medical packaging business were reclassified to assets and liabilities held for sale as of December 31, 2012. On November 14, 2012, we completed the sale of Diversey G.K. (“Diversey Japan”) (an indirect subsidiary of Diversey, Inc.). The operating results for Diversey Japan were reclassified to discontinued operations, net of tax, on the consolidated statements of operations for the years ended December 31, 2012 and 2011. Prior year disclosures in the Consolidated Statement of Cash Flows and the Notes to Consolidated Financial Statements have been revised accordingly. See Note 3, “Divestitures,” for further information.

During the first quarter of 2013, we identified a misclassification in our December 31, 2012 consolidated balance sheet included in our 2012 Annual Report on Form 10-K. This misclassification, which was corrected on our December 31, 2012 condensed consolidated balance sheet included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, decreased our non-current deferred tax assets and non-current deferred tax liabilities by $105.5 million, decreasing our non-current deferred tax assets from $255.8 million to $150.3 million and decreasing our non-current deferred tax liabilities from $472.5 million to $367.0 million. This misclassification had no impact on our net deferred tax asset balance as of December 31, 2012 and it did not impact our consolidated statements of operations or cash flows. Accordingly, we do not consider this correction to be material to our consolidated financial condition or results of operations.

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

Financial Instruments

We may use financial instruments, such as cross currency swaps, interest rate swaps, caps and collars, U.S. Treasury lock agreements and foreign currency exchange forward contracts and options relating to our borrowing and trade activities. We may use these financial instruments from time to time to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We do not purchase, hold or sell derivative financial instruments for trading purposes. We face credit risk if the counterparties to these transactions are unable to perform their obligations. Our policy is to have counterparties to these contracts that are rated at least BBB- by Standard & Poor’s and Baa3 by Moody’s.

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

Generally, our practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if we determine the underlying forecasted transaction is no longer probable of occurring. Any deferred gains or losses associated with derivative instruments are recognized on the consolidated statements of operations over the period in which the income or expense on the underlying hedged transaction is recognized.

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

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net sales recognized by us in the period of adjustment. Charges for rebates and other allowances were approximately 9% of gross sales in 2013 and 2012 and 6% of gross sales in 2011. Charges for rebates and other allowances as a percentage of gross sales increased in 2012 as compared with 2011, primarily due to the incremental impact of rebates and other allowances associated with the acquired Diversey business in the fourth quarter of 2011. We expect 2014 rebates and other allowances to be approximately the same percentage of gross sales as in 2013.

Research and Development

We expense research and development costs as incurred. Research and development costs were $133 million in 2013, $135 million in 2012 and $105 million in 2011.

Share-Based Incentive Compensation

Our primary share-based employee incentive compensation program is the 2005 Contingent Stock Plan. See Note 19, “Stockholders’ Equity,” for further information on this plan.

We record share-based compensation awards exchanged for employee services at fair value on the date of grant and record the expense for these awards in selling, general and administrative expense on our consolidated statements of operations over the requisite employee service period. Share-based incentive compensation expense includes an estimate for forfeitures and anticipated achievement levels and is generally recognized over the expected term of the award on a straight-line basis.

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

Accounts Receivable Securitization Programs

We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to an indirectly wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables with two banks and an issuer of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries.

In February 2013, we entered into a European accounts receivable securitization and purchase program with a special purpose vehicle, or SPV, two banks and a group of our European subsidiaries.

Our programs qualify as a secured borrowing. Any transfers of ownership interests of receivables under our receivables securitization programs to the issuer of commercial paper or to the participating banks are considered secured borrowings and will be recorded as liabilities on our consolidated balance sheet.

See Note 9, “Accounts Receivable Securitization Programs” for further details.

Trade Receivables, Net

In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Trade receivables, which are included on the consolidated balance sheets are net of allowances for doubtful accounts. We maintain trade receivable allowances for estimated losses resulting from the failure of our customers to make required payments. An additional allowance may be required if the financial condition of our customers deteriorates.

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

Identifiable intangible assets consist primarily of patents, licenses, trademarks, trade names, customer lists and relationships, non-compete agreements and technology based intangibles and other contractual agreements. We amortize finite lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, generally ranging from 3 to 15 years, on a straight-line basis to their estimated residual values and periodically review them for impairment. Total identifiable intangible assets comprise 11% in 2013 and 12% in 2012 of our consolidated total assets.

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

For indefinite — lived intangible assets, such as in-process research and development and trademarks and trade names, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over the fair value, if any. In addition, in all cases of an impairment review other than for in-process research and development assets, we re-evaluate whether continuing to characterize the asset as indefinite — lived is appropriate. See Note 8, “Goodwill and Identifiable Intangible Assets.”

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

We review and approve the assumptions made by our third-party actuaries regarding the valuation of benefit obligations and performance of plan assets. The principal assumptions concern the discount rate used to measure future obligations, the expected future rate of return on plan assets, the expected rate of future compensation increases and various other actuarial assumptions. The measurement date used to determine benefit obligations and plan assets is December 31. In general, significant changes to these assumptions could have a material impact on the costs and liabilities recorded in our consolidated financial statements.

See Note 15, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” for information about the combined company’s benefit plans.

Net Earnings per Common Share

Basic earnings per common share is calculated by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Non-vested share-based payment awards that contain non-forfeitable rights to dividends are treated as participating securities and therefore included in computing earnings per common share using the “two-class method.” The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings. The non-vested restricted stock issued under our 2005 Contingent Stock Plan are considered participating securities since these securities have non-forfeitable rights to dividends when we declare a dividend during the contractual vesting period of the share-based payment award and therefore included in our earnings allocation formula using the two-class method.

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

Adopted in 2013 and 2014

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

benchmark interest rate for hedge accounting purposes, in addition to the U.S. government (UST) and London Interbank Offered Rate. This amendment also removes the restriction on using different benchmark rates for similar hedges. This amendment was effective on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. There was no impact on our consolidated financial statements upon adoption of this standard update.

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This standard update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This standard becomes effective for fiscal years and interim periods within those years beginning after December 15, 2013. This standard update is required to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that existed at the beginning of the fiscal year of adoption. The adoption of this standard did not have a material impact to our consolidated financial position or results of operations. Any future impact will depend on future activity that may qualify under this standard.

In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard update requires an entity to release any cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This standard update becomes effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2013. The impact of the adoption of this standard update on our consolidated financial statements will be based on any future activity that qualifies within this guidance.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists. This standard update provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This standard update becomes effective for fiscal years and interim periods within those years beginning after December 15, 2013. The amendment should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoptions and retrospective application are permitted. The adoption of this standard did not have a material impact to our consolidated financial position or results of operations.

Note 3 Divestitures

Sale of Rigid Medical Packaging Business

On December 6, 2013, we completed the sale of the rigid medical packaging business to a private equity firm, Mason Wells Buyout Fund III, L.P. for gross proceeds of $125 million, including certain purchase price adjustments. Net proceeds were $122 million. We recorded a pre-tax gain on the sale of $40 million ($23 million net of tax) which is included in net earnings in the consolidated statement of operations for the year ended December 31, 2013.

The rigid medical packaging business was included in our Other Category and was comprised of: Nelipak Holdings, located in the Netherlands and Ireland, Alga Plastics, located in the U.S. and ATE located in Costa Rica.

The results of the rigid medical packaging business are presented as discontinued operations, net of tax, in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 and cash flows and related disclosures and, as such, have been excluded from both continuing operations and segment results for all years presented. Assets and liabilities of the rigid medical packaging business have been segregated as assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2012. The operating results of the retained portion of the previously reported Medical Applications business continues to be part of our Other Category.

Following is selected financial information included in net earnings from discontinued operations:

	Year Ended December 31,
	2013	2012	2011
Net sales	$89.6	$88.9	$83.6

Operating profit	$11.4	$10.6	$8.6

Earnings before income tax provision	$11.1	$10.6	$8.6
Income tax provision	3.5	2.8	2.8

Net earnings from discontinued operations	$7.6	$7.8	$5.8

Gain on sale of discontinued operations before income tax provision	$40.2	$—	$—
Income tax provision on sale	17.3	—	—

Net gain on sale of discontinued operations	$22.9	$—	$—

The carrying value of the major classes of assets and liabilities for these discontinued operations were as follows:

December 31, 2012
Assets:
Trade receivables, net	$11.7
Other receivables	0.4
Inventories	7.5
Other current assets	0.8
Property and equipment, net	18.6
Goodwill	40.2
Intangible assets, net	8.1

Assets held for sale	$87.3

Liabilities:
Accounts payable	$3.6
Other current liabilities	3.9
Other liabilities	1.4

Liabilities held for sale	$8.9

There is no continuing involvement in the operations of the entities that make up the discontinued operations.

Sale of Diversey Japan

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

Diversey Japan was acquired as part of the acquisition of Diversey on October 3, 2011. See Note 4, “Acquisition of Diversey Holdings, Inc.” The Diversey Japan business was part of the Company’s Diversey Care reportable segment. The results of the Diversey Japan business are presented as discontinued operations, net of tax, in the consolidated statements of operations for the years ended December 31, 2012 and 2011 and Cash Flows and related disclosures and, as such, have been excluded from both continuing operations and segment results for all years presented.

Following is selected financial information included in net earnings from discontinued operations:

	2012	2011
Net sales	$273.5	$90.0

Operating profit	$34.1	$17.9

Earnings before income tax provision	$33.0	$18.1
Income tax provision	12.1	7.5

Net earnings from discontinued operations	$20.9	$10.6

Gain on sale of discontinued operations before income tax provision	$210.8	$—
Income tax provision on sale	31.9	—

Net gain on sale of discontinued operations	$178.9	$—

In connection with the sale, we entered into several agreements to provide certain supply and transitional services to Diversey Japan after closing of the sale. While those agreements have generated revenues and cash flows for the Company, the amounts and the Company’s continuing involvement in Diversey operations in Japan are not significant to the Company as a whole.

Note 4 Acquisition of Diversey Holdings, Inc.

Description of Transaction

On October 3, 2011, we completed the acquisition of 100% of the outstanding stock of Diversey Holdings, Inc. Under the terms of the acquisition agreement, we paid in aggregate $2.1 billion in cash consideration and an aggregate of approximately 31.7 million shares of Sealed Air common stock to the shareholders of Diversey. We financed the payment of the cash consideration and related fees and expenses through (a) borrowings under our credit facility, (b) proceeds from our issuance of senior notes and (c) cash on hand. In connection with the acquisition, we also used these borrowings and cash on hand to retire $1.6 billion of existing indebtedness of Diversey. The new credit facility and notes are described in Note 12, “Debt and Credit Facilities.”

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

Summary Unaudited Pro Forma Financial Information

The following table presents unaudited supplemental pro forma financial information as if the acquisition of Diversey had occurred on January 1, 2011 for the period presented below. The pro forma results provided below have been revised to reflect the discontinued operations of the rigid medical packaging business and the Diversey Japan business as if those had occurred on January 1, 2011 for the period presented below. The impact of this revision was not material to the results included below.

2011
Net sales	$7,701.4

Operating profit	$578.4

Net earnings from continuing operations	$100.3

Weighted average number of common shares outstanding:
Basic	190.8

Diluted	209.2

Net earnings per common share:
Basic	$0.53

Diluted	$0.48

For the year ended December 31, 2011, material non-recurring pro forma adjustments include the removal of costs related to the acquisition of Diversey of $70 million, including $6 million of acquisition costs included in legacy Diversey’s consolidated statement of operations for the nine months ended September 30, 2011, and the removal of the step-up in inventories, net, of $12 million.

Note 5 Segments

Our segment reporting corresponds with management’s current approach of allocating resources and assessing the performance of our segments. Our segments are aligned with groups of similar products.

In 2013, we renamed our global business divisions under our segment reporting structure, which did not have any impact to the reportable segment results. The following are the changes to the names of our three global business divisions:

•	Food Care, which was previously named Food & Beverage;

•	Diversey Care, which was previously named Institutional & Laundry; and

•	Product Care, which was previously named Protective Packaging.

The following tables show net sales, depreciation and amortization and operating profit (loss) by our segment reporting structure:

	2013	2012	2011
Net sales
Food Care	$3,811.1	$3,739.6	$3,240.6
Diversey Care	2,160.4	2,131.5	534.0
Product Care	1,608.0	1,578.4	1,594.4
Other Category	111.3	109.7	98.3

Total	$7,690.8	$7,559.2	$5,467.3

Depreciation and amortization(1)
Food Care	$127.2	$142.2	$122.2
Diversey Care	129.8	127.3	35.1
Product Care	39.1	38.3	44.1
Other Category	11.4	9.3	6.9

Total	$307.5	$317.1	$208.3

Operating profit (loss)
Food Care	$431.4	$(170.9)	$371.2
Diversey Care	57.9	(1,278.4)	(14.8)
Product Care	200.4	207.5	201.7
Other Category	(12.7)	(36.0)	(20.3)

Total segments and other	677.0	(1,277.8)	537.8
Costs related to the acquisition and integration of Diversey	1.1	7.4	64.8
Restructuring and other charges(2)	73.8	142.5	52.2

Total	$602.1	$(1,427.7)	$420.8

(1)

Includes depreciation and amortization of $283.4 million, $300.2 million and $182.7 million in the years ended December 31, 2013, 2012 and 2011, and amortization of share-based incentive compensation expense of $24.1 million, $16.9 million and $25.0 million in years ended December 31, 2013, 2012 and 2011.

(2)	Restructuring and other charges by our segment reporting structure were as follows:

	2013	2012	2011
Food Care	$25.1	$72.0	$13.1
Diversey Care	32.2	53.1	39.5
Product Care	16.4	16.7	(0.4)
Other Category	0.1	0.7	—

Total	$73.8	$142.5	$52.2

The restructuring and other charges in 2013 primarily relate to our previously announced Earnings Quality Improvement Program (EQIP). The restructuring and other charges in 2011 and 2012 primarily relate to the Integration and Optimization Program. See Note 10, “Restructuring Activities,” for further discussion.

Assets by Reportable Segments

The following table shows assets allocated by our segment reporting structure. Only assets which are identifiable by segment and reviewed by our chief operating decision maker by segment are allocated to the reportable segment assets, which are trade receivables, net, and finished goods inventories, net. All other assets are included in “Assets not allocated.”

	December 31, 2013	December 31, 2012
Assets:
Trade receivables, net, and finished goods inventories, net
Food Care	$768.5	$811.9
Diversey Care	543.0	587.8
Product Care	310.1	331.3
Other Category	19.3	22.0

Total segments and other	1,640.9	1,753.0
Assets not allocated
Cash and cash equivalents	992.4	679.6
Property and equipment, net	1,134.5	1,194.2
Goodwill	3,114.6	3,151.2
Intangibles, net	1,016.9	1,131.6
Assets held for sale	—	87.3
Other	1,234.9	1,334.8

Total	$9,134.2	$9,331.7

Allocation of Goodwill and Identifiable Intangible Assets to Reportable Segments

Our management views goodwill and identifiable intangible assets as corporate assets, so we do not allocate their balances to the reportable segments. However, we are required to allocate their balances to each reporting unit to perform our annual impairment review, which we do during the fourth quarter of the year. See Note 8, “Goodwill and Identifiable Intangible Assets,” for the allocation of goodwill and identifiable intangible assets and the changes in their balances in the year ended December 31, 2013 by our segment reporting structure, and the details of our impairment review.

Geographic Information

	2013	2012	2011
Net sales(1):
United States	2,729.7	2,684.7	2,279.6
Canada	277.2	267.7	172.6
Europe	2,447.8	2,416.5	1,581.9
Latin America	824.3	799.7	545.7
AMAT	846.8	794.4	346.0
JANZ	565.0	596.2	541.5

Total	7,690.8	7,559.2	5,467.3

Total long-lived assets(1)(2):
United States	2,918.0	2,985.0	4,536.3
Canada	93.0	105.8	48.0
Europe	1,591.5	1,643.2	1,945.3
Latin America	233.6	259.8	385.4
AMAT	650.0	699.8	815.8
JANZ	167.3	198.5	169.9

Total	5,653.4	5,892.1	7,900.7

(1)

Net sales attributed to the geographic areas represent net sales to external customers. No non-U.S. country had net sales in excess of 10% of consolidated net sales or long-lived assets in excess of 10% of consolidated long-lived assets at December 31, 2013 and 2012.

(2)	Total long-lived assets are total assets excluding total current assets and deferred tax assets.

Note 6 Inventories

The following table details our inventories and the reduction of certain inventories to a LIFO basis:

	December 31, 2013	December 31, 2012
Inventories (at FIFO, which approximates replacement value):
Raw materials	$116.6	$124.2
Work in process	110.9	117.0
Finished goods	514.5	539.1

Subtotal (at FIFO)	742.0	780.3
Reduction of certain inventories to LIFO basis	(53.6)	(51.4)

Total	$688.4	$728.9

We determine the value of our legacy Sealed Air non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. U.S. inventories determined by the LIFO method were $101 million at December 31, 2013 and $104 million at December 31, 2012.

Note 7 Property and Equipment, net

The following table details our property and equipment.

	December 31, 2013	December 31, 2012
Land and improvements	$135.8	$139.4
Buildings	729.6	704.8
Machinery and equipment	2,488.4	2,531.3
Other property and equipment	164.8	145.9
Construction-in-progress	107.1	85.7

Property and equipment, gross	3,625.7	3,607.1
Accumulated depreciation and amortization	(2,491.2)	(2,412.9)

Property and equipment, net	$1,134.5	$1,194.2

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment for the three years ended December 31, 2013.

	December 31,
	2013	2012	2011
Interest cost capitalized	$4.9	$5.5	$4.2

Depreciation and amortization expense for property and equipment	$160.2	$167.5	$144.3

Note 8 Goodwill and Identifiable Intangible Assets

Goodwill

We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for our annual goodwill impairment test in the fourth quarter of 2013, we performed a quantitative test for all of our reporting units.

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

2013 Annual Impairment Test

During the fourth quarter of 2013, we completed step one of our annual goodwill impairment test for our reporting units. We concluded that the fair values of these reporting units were above their carrying values and, therefore, there was no indication of impairment.

We estimated the fair value of these reporting units using a weighting of fair values derived from an income and market approaches. Under the income approach, we determine the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. The market approaches estimate fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

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

In addition, during the third quarter of 2012 and prior to performing the step one impairment test, we considered the same indicators of potential impairment noted above as related to the indefinite lived assets of those reporting units. When indicators of impairment are present, we determine the fair value of the indefinite lived assets and compare them to their carrying values. We estimate the fair value of these assets using a relief from royalty method under an income approach. The key assumptions for this method are revenue projections, a royalty rate as determined by management in consultations with valuation experts, and a discount rate, established as discussed above. Based on our analysis, the fair values of an indefinite lived tradename was lower than its carrying value. As a result, we recorded a pre-tax impairment charge of $189 million associated with the Diversey tradename in the three months ended September 30, 2012, which is included in impairment of goodwill and other intangible assets in the consolidated statements of operations. At the time, the charge was included in the legacy-Diversey segment.

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

In connection with the new reporting structure in the fourth quarter of 2012, legacy-Diversey was divided into two reporting units, Hygiene Solutions (included in the Food & Beverage segment, renamed to Food Care segment) and Institutional & Laundry (its own segment, renamed to Diversey Care segment).

In addition, we combined (i) Sealed Air’s legacy Food Packaging and Food Solutions into the Packaging Solutions reporting unit (included in the Food & Beverage segment, renamed to Food Care segment), and (ii) Sealed Air’s legacy Protective Packaging, Shrink Packaging and Specialty Foam business of the former Specialty Materials reporting unit into the new Protective Packaging reporting unit (its own segment, renamed to Product Care segment).

Fourth Quarter 2012 Interim Impairment Test

At the end of the fourth quarter of 2012, based on the operating results under our new reporting structure, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for our Diversey Care and Hygiene Solutions reporting units. These indicators included the recent business performance of those reporting units as compared to the projections developed during the third quarter 2012 interim impairment review. We performed steps one and two of the impairment test for each of these two reporting units using the same approach as noted above.

Prior to performing the step one interim impairment test, we first evaluated the indefinite lived intangible assets allocated to the Diversey Care and Hygiene Solutions reporting units. On an annual basis, or when indicators of impairment are present, we determine the fair value of the indefinite lived assets and compare them to their carrying values. We estimate the fair value of these assets using a relief from royalty method under an income approach. Based on our analysis, the fair values of certain indefinite lived trademarks were lower than their carrying values. As a result, we recorded a pre-tax impairment charge of $441 million in the fourth quarter of 2012, which is included in impairment of goodwill and other intangible assets in the consolidated statements of operations and reflected in the Food Care ($140 million) and Diversey Care ($301 million) segments.

We also evaluated the recoverability of long lived assets of these reporting units. When indicators of impairment are present, we test definite lived and long lived assets for recoverability by comparing the carrying value of an asset group to their undiscounted cash flows. We considered the lower than expected revenue and profitability levels over a sustained period of time, and downward revisions to our cash flow forecasts for a portion of these reporting units to be indicators of impairment for their long-lived assets. Based on the results of the recoverability test, we determined that the carrying value of certain asset groups of the Hygiene Solutions reporting unit were higher than their undiscounted cash flow. We then looked at specific long-lived assets in those asset groups and determined that the carrying value of the customer relationships intangible assets exceeded their fair value. We estimated the fair value of those assets, primarily using the excess earnings method under an income approach. The key assumptions for this method are a projection of future revenue and profitability as determined by management, the expected survivorship and discount rate, established as discussed above. As a result, we recorded a pre-tax impairment charge of $149 million in the fourth quarter of 2012, which is included in the impairment of goodwill and other intangible assets in the consolidated statement of operations and reflected in the Food Care segment.

We also completed steps one and two of the interim goodwill impairment test for these reporting units. As a result, in the fourth quarter of 2012, we recorded an additional goodwill impairment charge for the Hygiene Solutions reporting unit of $174 million and $97 million for the Diversey Care reporting unit, which is included in impairment of goodwill and other intangible assets in the consolidated statements of operations.

At December 31, 2012 after completing our step one and step two interim goodwill impairment testing, we determined that the fair value of the Diversey Care reporting unit remained 12% below its carrying value. We also determined, prior to performing step one of the goodwill impairment review in the fourth quarter of 2012, that the undiscounted cash flows for the asset groups within the Diversey Care reporting unit, including customer relationships exceeded their carrying values. Accordingly, no impairment charge was required in 2012.

As part of the step two interim goodwill impairment testing, the Company estimated the fair value of the customer relationships included in the Diversey Care reporting unit using an excess earnings method under an income approach. The key assumptions for this method are a projection of future revenue and profitability as determined by management, the expected survivorship and discount rate. As a result, our step two analysis with respect to the Diversey Care reporting unit yielded fair values for our customer relationship intangible assets that were less than their carrying value. We also determined that there was no material fair value to assign to unrecognized intangible assets.

As a result of completing the Diversey Care reporting unit step two goodwill impairment test in the fourth quarter of 2012, we determined that the implied fair value of the reporting unit’s goodwill was less than its carrying value. Accordingly, we recorded an additional goodwill impairment charge for the Diversey Care reporting unit of $97 million, which is included in impairment of goodwill and other intangible assets in the consolidated statements of operations. We determined that the remaining goodwill at December 31, 2012 of $1,143.1 million allocated to the Diversey Care reporting unit after the completion of step two was recoverable.

Allocation of Goodwill to Reporting Units

Due to the changes in our segment reporting structure during the fourth quarter of 2012, we reassigned goodwill to our new reporting units using a relative fair value approach. Goodwill of the Food Care segment combines goodwill of two reporting units: Packaging Solutions, which includes former legacy Sealed Air’s Food Packaging and Food Solutions packaging reporting units, and Hygiene Solutions, which was previously reported in the legacy-Diversey segment. Goodwill of the Diversey Care segment also includes a portion of the goodwill previously reported in the legacy-Diversey segment. Goodwill of the Product Care segment combines goodwill of the former legacy Sealed Air’s Protective Packaging and Shrink Packaging reporting units and the specialty foam business of the former Specialty Materials reporting unit. The goodwill of the Other Category is represented by the goodwill of the Medical Applications reporting unit. The following table shows our goodwill balances by our new segment reporting structure:

	Gross Carrying Value at December 31, 2012	Accumulated Impairment	Carrying Value at December 31, 2012	Impact of Foreign Currency Translation Year Ended December 31, 2013	Gross Carrying Value at December 31, 2013	Accumulated Impairment	Carrying Value at December 31, 2013
Food Care	$837.7	$(208.0)	$629.7	$(4.0)	$833.7	$(208.0)	$625.7
Diversey Care	2,026.1	(883.0)	1,143.1	(32.0)	1,994.1	(883.0)	1,111.1
Product Care	1,372.7	—	1,372.7	0.1	1,372.8	—	1,372.8
Other Category	5.7	—	5.7	(0.7)	5.0	—	5.0

Total	$4,242.2	$(1,091.0)	$3,151.2	$(36.6)	$4,205.6	$(1,091.0)	$3,114.6

The excess of estimated fair values over carrying value, including goodwill for each of our reporting units that had goodwill as of the 2013 annual impairment test were the following:

Reporting Unit	% by Which Estimated Fair value exceeds Carrying Value As of December 31, 2013
Food Care — Packaging Solutions	321%
Food Care — Hygiene Solutions	91%
Diversey Care	27%
Product Care	35%
Medical Applications	96%

(1)

The Medical Applications reporting unit as of our 2013 annual goodwill test date included the rigid medical packaging business which was disposed of on December 6, 2013. Included in the assets that were disposed of was approximately $40.2 million of goodwill that was previously included in the Medical Applications reporting unit. See Note 3, “Divestitures”, for further details regarding this disposition.

As noted in the table above, the Diversey Care reporting unit’s fair value exceeded its carrying value by 27% as a result of our 2013 annual goodwill impairment review. However, as of the fourth quarter of 2012, the fair value of our Diversey Care reporting unit was below its carrying value by 12% because the fair value of the customer relationship intangible assets within the reporting unit determined in our step two test discussed above was below their carrying value. The asset groups containing these customer relationships were also tested for impairment and determined to have undiscounted cash flows that exceeded their carrying values. Accordingly, no impairment of the customer relationship intangible assets was required.

For our 2013 annual impairment test, the Hygiene Solutions reporting unit had an estimated fair value in excess of its respective carrying value of approximately 91% which represents an increase from the 8% previously calculated as of the fourth quarter of 2012.

As noted above, the fair value determined under step one of the goodwill impairment test completed in the fourth quarter of 2013 increased and there was no impairment of goodwill. However, if the fair value decreases in future periods, the Company may fail step one of the goodwill impairment test and be required to perform step two. In performing step two, the fair value would again have to be allocated to all of the assets and liabilities of the reporting unit. Therefore, any potential goodwill impairment charge would be dependent upon the estimated fair value of the reporting unit at that time and the outcome of step two of the impairment test. The fair values of the assets and liabilities of the reporting unit, including the intangible assets could vary depending on the various factors as discussed above.

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

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives:

	December 31, 2013				December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment(1)(2)	Net	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment(1)(2)	Net
Customer relationships	$961.3	$(171.2)	(148.9)	$641.2	$963.1	$(105.7)	$(148.9)	$708.5
Trademarks and trade names	881.5	(0.1)	(630.2)	251.2	881.9	(0.5)	(630.2)	251.2
Technology	252.6	(128.0)	(22.2)	102.4	243.2	(78.8)	(22.2)	142.2
Contracts	44.0	(21.9)	—	22.1	44.4	(14.7)	—	29.7

Total	$2,139.4	$(321.2)	$(801.3)	$1,016.9	$2,132.6	$(199.7)	$(801.3)	$1,131.6

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

(2)

During the fourth quarter of 2012, we made a decision to suspend certain development efforts and abandon future product development work on a project included in our Other Category for segment reporting. As a result, we recorded an impairment of $22 million ($14 million, net of taxes), which is included in impairment of goodwill and other intangible assets on the consolidated statements of operations in the year ended December 31, 2012.

The intangible assets include $251 million of trademarks and trade names that we have determined to have indefinite useful lives, acquired in connection with the acquisition of Diversey.

The following table shows the remaining estimated future amortization expense at December 31, 2013.

Year	Amount
2014	$111.4
2015	85.8
2016	84.8
2017	79.4
Thereafter	404.6

Total	$766.0

The remaining weighted average useful life of our finite-lived intangible assets was 9.5 years as of December 31, 2013.

Note 9 Accounts Receivable Securitization Programs

U.S. Accounts Receivables Securitization Program

We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program with two banks and issuers of commercial paper administered by these banks. As of December 31, 2013, the maximum purchase limit for receivable interests was $125 million, subject to the availability limits described below.

The amounts available from time to time under the program may be less than $125 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During 2013, the level of eligible assets available under the program was lower than $125 million primarily due to our current credit ratings. As a result, the amount available to us under the program was $94 million at December 31, 2013. Although we do not believe that these restrictive provisions presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

This program expires annually in September and is renewable. In September 2013, before the expiration of the program, we extended the expiration date of the program to September 2014.

European Accounts Receivables Securitization Program

In February 2013, we entered into a European accounts receivable securitization and purchase program with a special purpose vehicle, or SPV, two banks and a group of our European subsidiaries and in the second quarter of 2013, we added two additional subsidiaries into the program. The maximum purchase limit for receivable interests is €95 million, ($131 million USD equivalent) subject to availability limits. This program expires annually in February and is renewable. Before the expiration of the program, we extended the expiration date of the program to February 2015 and also added two additional subsidiaries into the program. The terms and provisions of this program are similar to our U.S. program discussed above. As of December 31, 2013, the amount available under this program was €84 million ($115 million USD equivalent).

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

As of December 31, 2013 and December 31, 2012, we had no amounts outstanding under either the U.S. or European program, and we did not utilize these programs during 2013. Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at December 31, 2013 and December 31, 2012, as applicable.

Note 10 Restructuring Activities

The following table details our restructuring activities:

	2013				2012				2011
	IOP	EQIP	Other	Total	IOP	EPC	Other	Total	IOP	EPC	Other	Total
Other associated costs	$14.1	$11.4	$—	$25.5	$22.2	$12.1	$—	$34.3	$—	$4.0	$—	$4.0
Restructuring charges	(7.0)	80.8	—	73.8	144.9	(1.3)	(1.1)	142.5	52.2	1.0	(1.0)	52.2

Total	$7.1	$92.2	$—	$99.3	$167.1	$10.8	$(1.1)	$176.8	$52.2	$5.0	$(1.0)	$56.2

Earnings Quality Improvement Program (EQIP)

In May 2013, we announced the commencement of EQIP, which is an initiative to deliver meaningful cost savings and network optimization. The costs associated with this plan consist primarily of (i) a reduction in headcount (expected to be approximately 550-650 employees) and other costs associated with divisional realignment and connected profitability improvement programs, including severance and termination benefits for employees, expected to be approximately $105 million to $120 million, and (ii) costs and capital expenditures associated with incremental supply chain network optimization projects, including facility relocation and closures, expected to be approximately $85 million to $90 million. As a result, we currently estimate that we will incur total costs of approximately $190 million to $210 million in connection with implementation of this plan, including capital expenditures of approximately $50 million to $55 million. The plan is expected to be substantially completed by the end of 2015.

The associated costs included in the table above primarily consist of consulting and related costs incurred in connection with the reorganization and rebranding of the Company and its divisions, which were included in selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2013. The restructuring charges included in the table above primarily consist of termination and benefit costs.

The restructuring accrual, spending and other activity for the year ended December 31, 2013 and the accrual balance remaining at December 31, 2013 related to this program were as follows:

EQIP restructuring accrual at December 31, 2012	$—
Accrual and accrual adjustments	80.8
Cash payments during 2013	(26.2)
Effect of changes in foreign currency exchange rates	1.3

EQIP restructuring accrual at December 31, 2013	$55.9

Cash payments including associated costs were $38 million in the year ended December 31, 2013. We expect to pay $46 million of the accrual balance remaining at December 31, 2013 within the next twelve months. This amount is included in accrued restructuring costs on the consolidated balance sheet at December 31, 2013. The majority of the remaining accrual of $10 million is expected to be paid in 2015 with minimal amounts to be paid out in 2016. This amount is included in other liabilities on our consolidated balance sheet at December 31, 2013.

Capital Expenditures

Capital expenditures related to this program were $11 million in 2013. Capital expenditures are mainly related to purchases for equipment for facility and supply chain network.

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

The associated costs in the table above primarily consist of consulting fees included in selling, general and administrative expenses on the consolidated statement of operations in 2013. The associated costs in 2012 include asset impairment charges of $12 million and professional and consulting fees of $6 million and other costs for $4 million. Asset impairment charges include (i) a $4 million charge related to a facility closure in the U.S., reported in cost of sales in our Food Care segment, and (ii) an $8 million charge related to a planned facility closure in France, reported in cost of sales in our Diversey Care segment.

The restructuring charges included in the table above primarily consist of employee termination and benefits costs, including cash-settled stock appreciation rights that were previously issued to Diversey employees as a portion of the total consideration for the acquisition of Diversey of $1 million in 2013, as compared to $9 million in 2012. See Note 19, “Stockholders’ Equity,” for further details of these awards. These charges were included in restructuring and other charges on our condensed consolidated statements of operations.

The restructuring accrual, spending and other activity for the year ended December 31, 2013 and the accrual balance remaining at December 31, 2013 related to this program were as follows:

IOP restructuring accrual at December 31, 2012	$88.2
Revision to accrual	(10.9)
Additional accrual	3.9
Cash payments during 2013	(55.3)
Effect of changes in foreign currency exchange rates	(1.4)

IOP restructuring accrual at December 31, 2013	$24.5

Cumulative cash payments made in connection with this program through December 31, 2013 were $202 million. We expect to pay $24 million of the accrual balance remaining at December 31, 2013 within the next twelve months. This amount is included in other current liabilities on the consolidated balance sheet at December 31, 2013. The majority of the remaining accrual of $1 million is expected to be paid out in 2015. This amount is included in other liabilities on the consolidated balance sheet at December 31, 2013.

Capital Expenditures

Capital expenditures related to this program were $14 million in 2013, $14 million in 2012 and none in 2011. Capital expenditures are mainly related to purchases for equipment for facility and supply chain network.

Note 11 Other Liabilities

The following tables detail our other current liabilities and other liabilities at December 31, 2013 and 2012:

	December 31,
	2013	2012
Other current liabilities:
Accrued salaries, wages and related costs	$300.6	$262.2
Accrued operating expenses	303.3	319.1
Income taxes payable	35.6	23.5
Accrued customer volume rebates	176.5	167.4
Accrued interest	67.4	63.4
Accrued employee benefit liability	7.0	9.7

Total	$890.4	$845.3

	December 31,
	2013	2012
Other liabilities:
Accrued employee benefit liability	$262.0	$291.5
Other postretirement liability	70.1	77.3
Other various liabilities	315.8	276.1

Total	$647.9	$644.9

Note 12 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth on the following table:

	December 31, 2013	December 31, 2012
Short-term borrowings	$81.6	$39.2
Current portion of long-term debt(1)	201.5	1.8

Total current debt	283.1	41.0
5.25% Senior Notes due April 2023	425.0	—
12% Senior Notes due February 2014(1)	—	153.4
Term Loan A Facility due October 2016, less unamortized lender fees of $8.4 in 2013 and $15.4 in 2012(1)(2)	634.8	843.9
7.875% Senior Notes due June 2017, less unamortized discount of $5.5 in 2012(3)	—	394.5
Term Loan B Facility due October 2018, less unamortized lender fees of $7.3 in 2013 and $10.7 in 2012, and unamortized discount of $10.8 in 2013 and $15.6 in 2012 (2)	681.6	771.6
8.125% Senior Notes due September 2019	750.0	750.0
6.50% Senior Notes due December 2020	424.1	425.0
8.375% Senior Notes due September 2021	750.0	750.0
6.875% Senior Notes due July 2033, less unamortized discount of $1.4 in 2013 and 2012	448.6	448.6
Other	2.3	3.8

Total long-term debt, less current portion	4,116.4	4,540.8

Total debt(4)	$4,399.5	$4,581.8

(1)

The 12% Senior Notes due February 2014 were included in current portion of long-term debt as of December 31, 2013 and subsequently repaid upon the maturity on February 14, 2014. In addition, we reclassified $50 million of Term Loan A installment payments to current portion of long term debt due to expected pre-payments of this debt in 2014.

(2)	In 2013, we prepaid a portion of our 2014 Term Loan A ($152 million) and Term Loan B ($105 million) installments.
(3)	During 2013, we purchased all of our outstanding $400 million 7.875% Senior Notes due 2017. See below for further discussion.
(4)	The weighted average interest rate on our outstanding debt was 6.2% as of December 31, 2013 and 6.4% as of December 31, 2012.

Senior Notes

2013 Activity

In March 2013, we issued $425 million of 5.25% senior notes and used substantially all of the proceeds to retire the 7.875% Senior Notes due June 2017. We repurchased the 7.875% Senior Notes at fair value. The aggregate repurchase price was $431 million, which included the principal amount of $400 million, a 6% premium of $23 million and accrued interest of $8 million. We recognized a total net pre-tax loss of $32 million, which included the premiums mentioned above.

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

The 5.25% Senior Notes will mature on April 1, 2023 and interest is payable on April 1 and October 1 of each year, commencing October 1, 2013.

2012 Activity

In November 2012, we issued $425 million of 6.50% Senior Notes and used substantially all of the proceeds to retire the 5.625% Senior Notes due July 2013. We repurchased the 5.625% Senior Notes at fair value. The aggregate repurchase price was $421 million, which included the principal amount of $400 million, a 3% premium of $13 million and accrued interest of $8 million. As a result, we recognized a net pre-tax loss of $12 million, which included the premium mentioned above, less a gain of $1 million on the termination of a related interest rate swap. The loss on debt redemption is included on our consolidated statements of operations.

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

Credit Facility

2013 Activity

2013 Amended Credit Facility

In November 2013, we amended our senior secured credit facility (the “Amended Credit Facility”). The amendment refinanced the term loan B facilities with a $525 million term loan B dollar tranche and a €128 million term loan B euro tranche. In connection therewith, among other things, (i) the interest margin on each tranche was decreased by 0.75%, (ii) the minimum Eurocurrency rate under the term loan B facilities was reduced from 1.00% to 0.75%, and (iii) the Amended Credit Facility provides for a six-month “soft-call” prepayment protection on the applicable term loan B tranches, requiring us to pay an amount equal to 1% of the aggregate principal if the facility is pre-paid under certain circumstances. We prepaid $101 million and refinanced the remaining principal amount of $697 million of the euro and U.S. dollar denominated portions of the original Term Loan B at 100% of their face value. We recognized a $4 million pre-tax loss on debt redemption included in our results of operations for 2013, consisting of accelerated unamortized original issuance discount, unamortized fees, and fees associated with the transaction.

2012 Activity

2012 Amended Credit Facility

In connection with the sale of Diversey Japan (see Note 3, “Divestitures”), and the repayment of existing indebtedness of the Company and to provide for ongoing liquidity requirements, on November 14, 2012, we entered into an amended senior secured credit facility (the “2012 Amended Credit Facility”). The 2012 Amended Credit Facility consists of: (a) a multicurrency Term Loan A facility denominated in U.S. dollars, Canadian dollars, euros and Japanese yen, (“2012 Amended Term Loan A Facility”), (b) a multicurrency Term Loan B facility denominated in U.S. dollars and euros (“2012 Amended Term Loan B Facility”) and (c) a $700 million revolving credit facility available in U.S. dollars, Canadian dollars, euros, and Australian dollars (“2012 Amended Revolving Credit Facility”). Our obligations under the Amended Credit Facility have been guaranteed by certain of Sealed Air’s subsidiaries and secured by pledges of certain assets and the capital stock of certain subsidiaries.

The 2012 Amended Term Loan A Facility and the Amended Revolving Credit Facility each have a five-year term with final maturity in October 2016 and bear interest at either LIBOR or the base rate (or an equivalent rate in the relevant currency) plus 250 basis points (bps) per annum in the case of LIBOR loans and 150 bps per annum in the case of base rate loans, provided that the interest rates shall be decreased to 225 bps and 125 bps, respectively, upon achievement of a specified leverage ratio. The 2012 Amended Term Loan B Facility has a seven-year term with final maturity in October 2018. Prior to their amendment in November 2013, discussed above, the U.S. dollar-denominated tranche bears interest at either LIBOR or the base rate plus 300 bps per annum in the case of LIBOR loans and 200 bps per annum in the case of base rate loans, and the euro-denominated tranche bears interest at either EURIBOR or the base rate plus 350 bps per annum in the case of EURIBOR loans and 250 bps per annum in the case of base rate loans. LIBOR and EURIBOR were subject to a 1.0% floor under the 2012 Amended Term Loan B Facility.

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

The Amended Revolving Credit Facility may be used for working capital needs and general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement (defined below in Note 18, “Commitments and Contingencies”). We used our Amended Revolving Facility for a short time period in connection with the sale of Diversey Japan. Interest paid for the year ended December 31, 2012 under the Amended Revolving Credit Facility was insignificant. There were no amounts outstanding under the Amended Revolving Credit Facility at December 31, 2013 and 2012.

2011 Activity

Original Credit Facility

In connection with the funding of the cash consideration for the acquisition and the repayment of existing indebtedness of Diversey and to provide for ongoing liquidity requirements, on October 3, 2011, we entered into a senior secured credit facility (the “Credit Facility”). The Credit Facility consisted of: (a) a multicurrency Term Loan A facility denominated in U.S. dollars, Canadian dollars, euros and Japanese yen, (“Term Loan A Facility”), (b) a multicurrency Term Loan B Facility and (c) a $700 million revolving facility available in U.S. dollars, Canadian dollars, euros and Australian dollars (“Revolving Credit Facility”). In connection with entering into the Credit Facility, we terminated our former global credit facility and European credit facility.

The amortization expense of the original issuance discount and lender and non-lender fees is calculated using the effective interest rate method over the lives of the respective debt instruments. Total amortization expense in 2011 related to the debt instruments above was $7 million and is included in interest expense on our consolidated statements of operations.

Lines of Credit

The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the Revolving Credit Facility discussed above, and the amounts available under our accounts receivable securitization programs. We are not subject to any material compensating balance requirements in connection with our lines of credit.

	December 31, 2013	December 31, 2012
Used lines of credit	$81.6	$39.2
Unused lines of credit(1)	1,015.0	989.5

Total available lines of credit	$1,096.6	$1,028.7

Available lines of credit — committed(1)	$721.9	$700.5
Available lines of credit — uncommitted	374.7	328.2

Total available lines of credit	$1,096.6	$1,028.7

Accounts receivable securitization programs — committed(2)	$209.0	$112.0

(1)	Includes a $700 million revolving senior secured credit facility that expires October 2016.
(2)	See Note 8, “Accounts Receivable Securitization Programs,” for further details.

Other Lines of Credit

Substantially all our short-term borrowings of $82 million at December 31, 2013 and $39 million at December 31, 2012 were outstanding under lines of credit available to several of our foreign subsidiaries. The following table details our other lines of credit.

	December 31, 2013	December 31, 2012
Available lines of credit	$396.6	$328.3
Unused lines of credit	315.0	289.0
Weighted average interest rate	12.3%	10.2%

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Amended Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Credit Facility). We were in compliance with the above financial covenants and limitations at December 31, 2013 and 2012.

Debt Maturities

The following table summarizes the scheduled annual maturities for the next five years and thereafter of our long-term debt, including the current portion of long-term debt. This schedule excludes debt discounts, interest rate swaps and lender fees.

Year	Amount
2014	$201.5
2015	256.6
2016	391.6
2017	2.1
2018	694.9
Thereafter	2,800.0

Total	$4,346.7

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

Net unrealized after tax gains (losses) related to these contracts that were included in other comprehensive income for the years ended December 31, 2013 and 2012 were immaterial. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

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

At December 31, 2013, we had $100 million notional amount of outstanding interest rate swaps, which did not materially impact our consolidated results of operations or financial position.

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

Other Derivative Instruments

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to foreign exchange rates and interest rate and currency swaps related to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At December 31, 2013 and 2012, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

See Note 14, “Fair Value Measurements and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

Fair Value of Derivative Instruments

The following table details the fair value of our derivative instruments included on our consolidated balance sheets.

	Fair Value of Asset Derivatives(1)		Fair Value of (Liability) Derivatives(1)
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)	$3.4	$0.5	$(1.4)	$(0.8)
Interest rate swaps (fair value hedges)	—	—	(1.0)	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	7.1	4.9	(49.1)	(29.6)

Total	$10.5	$5.4	$(51.5)	$(30.4)

(1)	Asset derivatives are included in other assets and liability derivatives are included in other liabilities.

The following table details the effect of our derivative instruments on our consolidated statements of operations.

	Amount of Gain (Loss) Recognized in Earnings on Derivatives(1) Year Ended December 31,
	2013	2012
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$2.3	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	(8.5)	4.6

Total	$(6.2)	$4.6

(1)	Amounts recognized on the foreign currency forward contracts were included in other expense, net. Amounts recognized on the interest rate swaps were included in interest expense.

Note 14 Fair Value Measurements and Other Financial Instruments

Fair Value Measurements

The fair value of our financial instruments, using the fair value hierarchy under U.S. GAAP detailed in “Fair Value Measurements,” of Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards,” are included in the table below.

December 31, 2013	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$491.9	$—	$491.9	$—
Derivative financial instruments net liability:
Interest rate swaps	$1.0	$—	$1.0	$—
Foreign currency forward contracts	$40.0	$—	$40.0	$—

December 31, 2012	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$210.0	$—	$210.0	$—
Derivative financial instruments net liability:
Foreign currency forward contracts	$25.0	$—	$25.0	$—

Cash Equivalents

Our cash equivalents at December 31, 2013 and 2012 consisted of commercial paper and time deposits (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

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

Other Financial Instruments

The following financial instruments are recorded at fair value or at amounts that approximate fair value: (1) trade receivables, net, (2) certain other current assets, (3) accounts payable and (4) other current liabilities. The carrying amounts reported on our consolidated balance sheets for the above financial instruments closely approximate their fair value due to the short-term nature of these assets and liabilities.

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

The table below shows the carrying amounts and estimated fair values of our total debt:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
12% Senior Notes due February 2014	$150.3	$150.6	$153.4	$172.0
Term Loan A Facility due October 2016(1)	684.5	684.5	843.9	843.9
7.875% Senior Notes due June 2017	—	—	394.5	424.8
Term Loan B Facility due October 2018(1)	681.6	681.6	771.6	771.6
8.125% Senior Notes due September 2019	750.0	841.4	750.0	846.8
6.50% Senior Notes due December 2020	424.1	456.7	425.0	463.1
8.375% Senior Notes due September 2021	750.0	853.1	750.0	858.5
5.25% Senior Notes due April 2023	425.0	414.7	—	—
6.875% Senior Notes due July 2033	448.6	431.2	448.6	421.7
Other foreign loans	85.0	84.9	44.2	44.0
Other domestic loans	0.4	0.4	0.6	0.6

Total debt	$4,399.5	$4,599.1	$4,581.8	$4,847.0

(1)	Includes borrowings denominated in currencies other than U.S. dollars.

As of December 31, 2013, we did not have any non–financial assets and liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets and asset retirement obligations.

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

Our contributions to or provisions for the profit sharing plan and retirement savings plans are charged to operations and amounted to $51 million in 2013, $33 million in 2012 and $32 million in 2011. In 2013, 0.9 million shares were contributed as part of our contribution to the 2012 profit sharing plan, and in 2012 0.9 million shares were contributed as part of our contribution to the 2011 profit sharing plan. These shares were issued out of treasury stock. No shares of our common stock were contributed in 2011.

We have various international defined contribution benefit plans which cover certain employees. We have expanded use of these plans in select countries where they have been used to supplement or replace defined benefit plans.

Defined Benefit Pension Plans

We recognize the funded status of each defined pension benefit plan measured as the difference between the fair value of plan assets and the projected benefit obligations of the employee benefit plans on the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of taxes. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability on our consolidated balance sheets. Subsequent changes in the funded status are recorded in unrecognized pension items, a component of accumulated other comprehensive loss, that is included in total stockholders’ equity. The amount of unamortized pension items is recorded net of tax. The measurement date used by us to determine projected benefit obligations and plan assets is December 31.

We have amortized actuarial gains or losses over the average future working lifetime (or remaining lifetime of inactive participants if there are no active participants). We have used the corridor method, where the corridor is the greater of ten percent of the projected benefit obligation or fair value of assets at year end. If actuarial gains or losses do not exceed the corridor, then there is no amortization of gain or loss.

The following table shows the components of our net periodic benefit cost for the three years ended December 31, for our pension plans charged to operations:

	2013	2012	2011
Net periodic benefit cost:
U.S. and non-U.S. net periodic benefit cost included in cost of sales	$5.8	$5.7	$5.5
U.S. and non-U.S. net periodic benefit cost included in selling, general and administrative expenses	11.1	11.3	10.4

Net periodic benefit cost	$16.9	$17.0	$15.9

The amount recorded in inventory as of December 31, 2013, 2012 and 2011 was not material.

United States

A number of our U.S. employees, including some employees who are covered by collective bargaining agreements, participate in defined benefit pension plans. The following table presents our funded status for 2013 and 2012 for our U.S. pension plans. The measurement date for the defined benefit pension plans presented below is December 31 of each period.

	2013	2012
Change in benefit obligation:
Projected benefit obligation at beginning of period	$210.1	$212.1
Service cost	1.3	1.2
Interest cost	7.9	9.3
Actuarial loss (gain)	(11.3)	6.4
Benefits paid	(8.7)	(8.2)
Settlement/curtailment	(7.1)	(10.7)

Projected benefit obligation at end of period	$192.2	$210.1

Change in plan assets:
Fair value of plan assets at beginning of period	177.6	171.2
Actual gain on plan assets	14.7	22.0
Employer contributions	0.2	3.3
Benefits paid	(8.7)	(8.2)
Settlement/curtailment	(7.1)	(10.7)
Other	0.7	—

Fair value of plan assets at end of period	177.4	177.6

Underfunded status at end of year	$(14.8)	$(32.5)

Amounts included on the consolidated balance sheets consisted of other liabilities of $15 million in 2013 and $33 million in 2012.

The following table shows the components of our net periodic benefit cost for the three years ended December 31, for our U.S. pension plans charged to operations:

	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$1.3	$1.2	$1.1
Interest cost	7.9	9.3	4.8
Expected return on plan assets	(11.1)	(11.2)	(5.1)
Amortization of net prior service cost	0.2	0.2	0.2
Amortization of net actuarial loss	2.2	1.8	1.3

Net periodic benefit cost	$0.5	$1.3	$2.3

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2013, are:

Unrecognized prior service costs	$0.2
Unrecognized net actuarial loss	2.1

Total	$2.3

Changes in plan assets and benefit obligations recognized in other comprehensive income in 2013 were as follows:

Current year actuarial loss (gain)	$(14.1)
Amortization of actuarial loss	(2.2)
Amortization of prior service cost	(0.2)

Total recognized in other comprehensive income	$(16.5)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2014 are as follows:

2014
Unrecognized prior service costs	$0.1
Unrecognized net actuarial loss	0.9

Total	$1.0

Information for plans with accumulated benefit obligations in excess of plan assets as of December 31, 2013 is as follows:

Accumulated benefit obligation	$189.2
Fair value of plan assets	177.4

Actuarial Assumptions

Weighted average assumptions used to determine benefit obligations at December 31, 2013 and 2012 were as follows:

	2013	2012
Discount rate	4.6%	3.8%
Rate of compensation increase	3.0	3.5

Weighted average assumptions used to determine net periodic benefit cost for the three years ended December 31, were as follows:

	2013	2012	2011
Discount rate	3.8%	4.6%	4.9%
Expected long-term rate of return	6.5	6.7	6.7
Rate of compensation increase	3.5	3.5	3.5

Estimated Future Benefit Payments

We expect the following estimated future benefit payments, which reflect expected future service as appropriate, to be paid in the years indicated below:

Year	Amount
2014	$13.9
2015	10.8
2016	12.3
2017	12.6
2018	12.5
Thereafter	62.8

Total	$124.9

We expect to contribute $3.5 million of cash to our U.S. defined benefit plans in 2014.

Plan Assets

We review the expected long-term rate of return on plan assets annually, taking into consideration our asset allocation, historical returns, and the current economic environment. The expected return on plan assets is calculated based on the fair value of plan assets at year end. To determine the expected return on plan assets, expected cash flows have been taken into account.

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

The fair values of our U.S. pension plan assets, by asset category and by the level of fair values at December 31, 2013, are as follows:

	2013				2012
Asset Category	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents(1)	$2.3	$—	$2.3	$—	$2.7	$—	$2.7	$—
Fixed income funds(2)	91.7	—	91.7	—	96.2	—	96.2	—
Equity funds(3)	77.2	—	77.2	—	72.2	—	72.2	—
Other(4)	6.2	—	6.1	0.1	6.5	—	0.2	6.3

Total	$177.4	$—	$177.3	$0.1	$177.6	$—	$171.3	$6.3

(1)

Short-term investment fund that invests in a collective trust that holds short-term highly liquid investments with principal preservation and daily liquidity as its primary objectives. Investments are primarily comprised of certificates of deposit, U.S. government treasuries, commercial paper, and time deposits.

(2)

A diversified portfolio of publicly traded government and corporate bonds. There are no restrictions on these investments and they are valued at the net asset value of the shares held at year end, which are supported by the value of the underlying securities and by the unit prices of actual purchase and sale transactions occurring as of or close to the financial statement date.

(3)

A diversified portfolio of publicly traded domestic and international common stock. There are no restrictions on these investments, and they are valued at the net asset value of the shares held at year end, which are supported by the values of the underlying securities and by the unit prices of actual purchase and sale transactions occurring as of or close to the financial statement date.

(4)	More than 90% is invested in real estate funds with less than $0.5 million invested in alternative investments such as private equity funds, hedge funds and commodities.

The following table shows the activity of our plan assets, which are measured at fair value using Level 3 inputs:

Balance at December 31, 2012	$6.3
Gains on assets sold during year	0.8
(Losses) on assets still held at end of year	(0.9)
Transfers in and/or out of Level 3	(6.1)

Balance at December 31, 2013	$0.1

International

Some of our non-U.S. employees participate in defined benefit pension plans in their respective countries. The following table presents our funded status for 2013 and 2012 for our non-U.S. pension plans. The measurement date for the defined benefit pension plans presented below is December 31 of each period:

	2013	2012
Change in benefit obligation:
Projected benefit obligation at beginning of period	$1,011.8	$833.1
Service cost	11.0	14.9
Interest cost	35.5	37.3
Actuarial loss	34.0	149.8
Settlement/curtailment	(5.6)	(6.8)
Benefits paid	(32.3)	(37.4)
Employee contributions	3.6	3.8
Other	0.4	(0.6)
Foreign exchange impact	12.0	17.7

Projected benefit obligation at end of period	$1,070.4	$1,011.8

Change in plan assets:
Fair value of plan assets at beginning of period	784.0	704.2
Actual gain on plan assets	56.3	66.1
Employer contributions	34.1	40.2
Employee contributions	3.6	3.8
Benefits paid	(32.3)	(37.4)
Settlement/curtailment	(5.5)	(6.5)
Other	(1.1)	(1.0)
Foreign exchange impact	6.7	14.6

Fair value of plan assets at end of period	845.8	784.0

Underfunded status at end of year	$(224.6)	$(227.8)

Amounts included on the consolidated balance sheets consisted of:

	2013	2012
Other assets	$21.7	$33.4
Other current liabilities	(4.6)	(4.5)
Other liabilities	(241.7)	(256.7)

Net amount recognized	$(224.6)	$(227.8)

The following table shows the components of our net periodic benefit cost for the three years ended December 31, for our non-U.S. pension plans charged to operations:

	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$11.0	$14.9	$8.1
Interest cost	35.5	37.3	21.9
Expected return on plan assets	(38.1)	(41.6)	(20.8)
Amortization of net prior service cost	0.2	0.1	0.1
Amortization of net actuarial loss	7.8	5.0	4.2

Net periodic benefit cost	$16.4	$15.7	$13.5

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2013 are:

Unrecognized prior service costs	$0.6
Unrecognized net actuarial loss	195.2

Total	$195.8

Changes in plan assets and benefit obligations recognized in other comprehensive income in 2013 were as follows:

Current year actuarial loss	$16.2
Amortization of actuarial gain	(7.9)
Amortization of prior service cost	(0.2)
Settlement/curtailment gain	(0.8)
Effects of changes in foreign currency exchange rates	3.9

Total recognized in other comprehensive income	$11.2

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2014 are as follows:

Unrecognized net actuarial loss	$9.5

Total	$9.5

Information for plans with accumulated benefit obligations in excess of plan assets as of December 31, 2013 is as follows:

Accumulated benefit obligation	$829.3
Fair value of plan assets	617.5

Actuarial Assumptions

Weighted average assumptions used to determine benefit obligations at December 31, 2013 and 2012 were as follows:

	2013	2012
Discount rate	3.8%	3.7%
Rate of compensation increase	2.9	2.8

Weighted average assumptions used to determine net periodic benefit cost for the three years ended December 31, were as follows:

	2013	2012	2011
Discount rate	3.7%	4.3%	4.6%
Expected long-term rate of return	5.0	5.9	5.8
Rate of compensation increase	2.8	2.8	2.9

Estimated Future Benefit Payments

We expect the following estimated future benefit payments, which reflect expected future service as appropriate, to be paid in the years indicated:

Year	Amount
2014	$40.2
2015	35.3
2016	36.9
2017	38.8
2018	40.4
Thereafter	216.8

Total	$408.4

We expect to contribute approximately $27 million of cash to our non-U.S. defined benefit plans in 2014.

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

The fair values of our non-U.S. pension plan assets, by asset category and by the level of fair values are as follows:

	2013				2012
Asset Category	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents(1)	$8.5	$6.7	$1.8	$—	$7.6	$5.8	$1.8	$—
Fixed income funds(2)	405.7	—	405.7	—	404.2	—	404.2	—
Equity funds(3)	341.0	—	341.0	—	290.0	—	290.0	—
Other(4)	90.6	—	3.2	87.4	82.2	—	20.4	61.8

Total	$845.8	$6.7	$751.7	$87.4	$784.0	$5.8	$716.4	$61.8

(1)

Short-term investment fund that invests in a collective trust that holds short-term highly liquid investments with principal preservation and daily liquidity as its primary objectives. Investments are primarily comprised of certificates of deposit, government securities, commercial paper, and time deposits.

(2)

Fixed income funds that invest in a diversified portfolio primarily consisting of publicly traded government bonds and corporate bonds. There are no restrictions on these investments, and they are valued at the net asset value of shares held at year end.

(3)

Equity funds that invest in a diversified portfolio of publicly traded domestic and international common stock, with an emphasis in European equities. There are no restrictions on these investments, and they are valued at the net asset value of shares held at year end.

(4)

The majority of these assets are invested in real estate funds and other alternative investments. Also includes guaranteed insurance contracts, which consists of company and employee contributions and accumulated interest income at guaranteed stated interest rates and provides for benefit payments and plan expenses.

The following table shows the activity of our plan assets, which are measured at fair value using Level 3 inputs.

Balance at December 31, 2012	$61.8
Gains on assets still held	1.0
Purchases, sales and settlements	12.1
Transfers in and/or out of Level 3	10.1
Foreign exchange impact	2.4

Balance at December 31, 2013	$87.4

Note 16 Other Post-Employment Benefits and Other Employee Benefit Plans

Other Postretirement Benefit Plans – Legacy Diversey

In addition to providing pension benefits, we provide for a portion of healthcare, dental, vision and life insurance benefits for certain retired legacy Diversey employees, primarily in North America. Covered employees retiring on or after attaining age 55 and who have rendered at least ten years of service are entitled to post-retirement healthcare, dental and life insurance benefits. These benefits are subject to deductibles, co-payment provisions and other limitations.

Contributions made by us, net of Medicare Part D subsidies received in the U.S., are reported below as benefits paid. We may change the benefits at any time. We have elected to amortize the transition obligation over a 20-year period. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans, follows:

	Year Ended December 31,
	2013	2012
Change in benefit obligations:
Benefit obligation at beginning of period	$79.9	$71.1
Service cost	0.9	1.0
Interest cost	3.0	3.3
Plan participants’ contributions	—	—
Actuarial loss (gain)	(6.0)	9.2
Benefits paid	(5.2)	(4.4)
Loss due to exchange rate movements	(0.1)	0.1
Plan amendments	0.6	(0.4)

Benefit obligation at end of period	$73.1	$79.9

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	5.2	4.4
Plan participants’ contribution	—	—
Benefits paid	(5.2)	(4.4)

Fair value of plan assets at end of period	$—	$—

Net amount recognized:

Underfunded status	$(73.1)	$(79.9)

Net amount recognized in consolidated balance sheets consists of:
Current liability	$(5.7)	$(5.2)
Noncurrent liability	(67.4)	(74.7)

Net amount recognized	$(73.1)	$(79.9)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$6.9	$13.2
Prior service credit	(12.1)	(13.4)

Total	$(5.2)	$(0.2)

The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 4.5% at December 31, 2013 and 3.8% at December 31, 2012. The components of net periodic benefit cost for the three years ended December 31 were as follows:

	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$0.9	$1.0	$0.3
Interest cost	3.0	3.3	0.8
Amortization of net loss	0.4	—	—
Amortization of prior service credit	(0.7)	(0.9)	(0.1)

Net periodic benefit cost	$3.6	$3.4	$1.0

The amounts in accumulated other comprehensive loss at December 31, 2013 that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

Actuarial loss	$—
Prior service (credit)	(0.8)
Transition (asset) obligation	—

Other Postretirement Benefit Plans — Legacy Sealed Air

We generally do not offer our employees postretirement benefits other than programs that are required by the foreign countries in which we operate. In the U.S., we offer a postretirement healthcare program that is fully funded by the participating retired employees, except as noted below. These programs are not material to our consolidated financial condition and results of operations.

Healthcare Cost Trend Rates

For the year ended December 31, 2013, healthcare cost trend rates were assumed to be 4.0% for Belgian plans, 7.0% for U.S. plans in 2014 and decreasing to 5.0% by 2021, and 7.0% for Canadian plans in 2014 decreasing to 5.0% by 2018. The assumed healthcare cost trend rate has an effect on the amounts reported for the healthcare plans. A one percentage point change on assumed healthcare cost trend rates would have the following effect for the year ended December 31, 2013:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on post-retirement benefit obligation	2.3	(2.7)

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

Expected post-retirement benefits (net of Medicare Part D subsidies) for each of the next five years and succeeding five years are as follows:

Year	Amount
2014	$5.9
2015	5.6
2016	5.4
2017	5.3
2018	5.4
Thereafter	26.5

Total	$54.1

Note 17 Income Taxes

The components of earnings (loss) from continuing operations before income tax provision were as follows:

	2013	2012	2011
Domestic	$(95.1)	$(1,449.0)	$(77.6)
Foreign	272.8	(433.6)	267.0

Total	$177.7	$(1,882.6)	$189.4

The components of the income tax provision (benefit) were as follows:

	2013	2012	2011
Current tax expense:
Federal	$(4.3)	$(8.6)	$35.4
State and local	(3.9)	(6.5)	5.5
Foreign	85.2	68.8	76.3

Total current	77.0	53.7	117.2

Deferred tax expense (benefit) :
Federal	3.4	(231.2)	(54.1)
State and local	10.3	(24.8)	(5.2)
Foreign	(6.7)	(62.4)	(1.2)

Total deferred tax benefit	7.0	(318.4)	(60.5)

Total provision (benefit)	$84.0	$(264.7)	$56.7

Deferred tax assets (liabilities) consist of the following:

	December 31,
	2013	2012
Settlement agreement and related accrued interest(1)	$460.7	$442.3
Restructuring reserves	3.1	8.7
Accruals not yet deductible for tax purposes	68.3	74.1
Net operating loss carry forwards	127.0	132.6
Foreign, federal and state credits and investment tax allowances	32.7	53.2
Employee benefit items	130.6	129.8
Other	20.2	13.2

Gross deferred tax assets	842.6	853.9
Valuation allowance	(240.0)	(200.0)

Total deferred tax assets	602.6	653.9

Depreciation and amortization	(51.8)	(68.1)
Unremitted foreign earnings	(135.2)	(135.2)
Intangibles	(256.0)	(274.3)
Other	(5.5)	(10.0)

Total deferred tax liabilities	(448.5)	(487.6)

Net deferred tax assets	$154.1	$166.3

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

The decrease in net deferred tax assets is attributable to the increase in our valuation allowance with respect to our deferred tax asset for the Settlement agreement, partially offset by additional accruals under the Settlement agreement and amortization of intangibles.

Based upon anticipated future results, we have concluded that it is more likely than not that we will realize the $603 million balance of deferred tax assets at December 31, 2013, net of the valuation allowance of $240 million. In addition to an $88 million valuation allowance with respect to our deferred tax asset for the Settlement agreement, the valuation allowance primarily relates to the uncertainty of utilizing the following deferred tax assets: $397 million of U.S. federal and foreign net operating loss carryforwards, or $116 million on a tax-effected basis, $18 million of foreign and federal tax credits and investment allowances, $828 million of state net operating loss carry forwards, or $39 million on a tax-effected basis, and $23 million of state tax credits, or $15 million net of federal tax benefits. For the year ended December 31, 2013, the valuation allowance increased by $40 million, due to an increase in our valuation allowance with respect to the deferred tax asset for the Settlement agreement, partially offset by a reduced valuation allowance related to the use of foreign tax credits and state net operating losses. For the year ended December 31, 2012, the valuation allowance decreased by $19 million, due to the use of foreign tax credits in connection with the sale of Diversey Japan, offset by an increase with respect to foreign net operating losses and our allowance with respect to the Settlement agreement. For the year ended December 31, 2011, the valuation allowance increased by $176 million primarily due to $162 million related to the acquisition of Diversey, $3 million that was charged to the income tax provision and $11 million resulting from a net increase to deferred tax assets with a 100% valuation allowance.

As of December 31, 2013, we have U.S. federal and foreign net operating loss carryforwards totaling $397 million that expire during the following calendar years (in millions): 2014 — $4; 2015 — $7; 2016 — $7; 2017 — $12; 2018 — $27; 2019 — $6; 2020 and beyond — $169; and no expiration — $165. The state net operating loss carryforwards totaling $828 million expire in various amounts over one to 20 years.

As of December 31, 2013, we have foreign and federal foreign tax credit carryforwards and investment allowances totaling $18 million that expire during the following calendar years (in millions): 2014 — $1; 2015 — $1; 2016 — $0; 2017 — $2; 2018 — $0; 2019 — $2; 2020 and beyond — $2; and no expiration — $10. The state tax credit carryforwards, totaling $23 million, expire in various amounts over one to 20 years.

Net deferred income taxes (credited) charged to stockholders’ equity were $(7) million in 2013, $(25) million in 2012 and $6 million in 2011.

The U.S. federal statutory corporate tax rate reconciles to our effective income tax rate as follows:

	2013	2012	2011
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(1.3)	0.5	0.2
Foreign earnings taxed at lower effective rates	(4.1)	(0.8)	(8.4)
Nondeductible acquisition costs	—	—	2.9
U.S. domestic manufacturing deduction	—	—	(2.8)
Impairment	—	(20.0)	—
Reorganization tax benefit	(6.7)	—	—
Net change in valuation allowance	22.7	(2.2)	0.8
Net change in unrecognized tax benefits	2.0	1.9	0.4
Other	(0.3)	(0.3)	1.8

Effective income tax rate	47.3%	14.1%	29.9%

Unrecognized Tax Benefits

We are providing the following disclosures related to our unrecognized tax benefits and the effect on our effective income tax rate if recognized:

Unrecognized tax benefits at January 1, 2013	$233.2
Additions for tax positions of current year	7.5
Additions for tax positions of prior years	5.0
Reductions for tax positions of prior years	(23.8)

Unrecognized tax benefits at December 31, 2013	$221.9

In 2013, we reduced our unrecognized tax benefit by $11 million, primarily due to approximately $5 million of payments made to foreign jurisdictions.

If the unrecognized tax benefits at December 31, 2013 were recognized, our income tax provision would decrease by $185 million, resulting in a substantially lower effective tax rate. It is reasonably possible that within the next 12 months our unrecognized tax benefit position will decrease by approximately $41 million.

We recognize interest and penalties related to unrecognized tax benefits in income tax provision on the consolidated statements of operations. We had a liability of approximately $28 million (of which $14 million represents penalties) at January 1, 2013 and a liability of $27 million (of which $12 million represents penalties) at December 31, 2013 for the payment of interest and penalties (before any tax benefit). In 2013, interest and penalties of $5 million were reversed in connection with the related tax accruals for uncertainties in prior years.

Income Tax Returns

The Internal Revenue Service (the “Service”) has concluded its examination of the legacy Sealed Air U.S. federal income tax returns for all years through 2008, except 2007 remains open to the extent of a capital loss carryback. Examination of legacy Diversey U.S. federal income tax returns has also been substantially completed through 2010, but the Service could challenge the Diversey U.S. income tax losses carried forward to subsequent periods. The Service is currently auditing the 2007 and 2010 consolidated U.S. federal income tax returns of legacy Sealed Air.

State income tax returns are generally subject to examination for a period of three to five years after their filing date. We have various state income tax returns in the process of examination.

Income tax returns in foreign jurisdictions have statutes of limitations generally ranging from three to five years after their filing date and except where still under examination or where we are litigating, we have generally concluded all other income tax matters globally for years through 2006. Our foreign income tax returns are under examination in various jurisdictions in which we conduct business and we are litigating certain issues in several jurisdictions.

Note 18 Commitments and Contingencies

Cryovac Transaction Commitments and Contingencies

Settlement Agreement and Related Costs

On November 27, 2002, we reached an agreement in principle with the Committees appointed to represent asbestos claimants in the bankruptcy case of W. R. Grace & Co., known as Grace or WRG, to resolve all current and future asbestos-related claims made against the Company and our affiliates in connection with the Cryovac transaction described below (as memorialized by the parties in the Settlement agreement and as approved by the Bankruptcy Court, the “Settlement agreement”). The Settlement agreement provided for the resolution of the fraudulent transfer claims and successor liability claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies, in connection with the Cryovac transaction. On December 3, 2002, our Board of Directors approved the agreement in principle. We received notice that both of the Committees had approved the agreement in principle as of December 5, 2002. The parties subsequently signed the definitive Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. For a description of the Cryovac transaction, asbestos-related claims and the parties involved, see “Cryovac Transaction,” “Discussion of Cryovac Transaction Commitments and Contingencies,” “Fresenius Claims,” “Canadian Claims” and “Additional Matters Related to the Cryovac Transaction” below.

We recorded a pre-tax charge of approximately $850 million as a result of the Settlement agreement on our consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:

•

a charge of $513 million covering a cash payment that we were required to make under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. Because we could not predict when a plan of reorganization would become effective, we recorded this liability as a current liability on our consolidated balance sheet at December 31, 2002. Under the terms of the Settlement agreement, this amount accrued interest at a 5.5% annual rate from December 21, 2002 to the date of payment. We recorded this interest in interest expense on our consolidated statements of operations and in Settlement agreement and related accrued interest on our consolidated balance sheets. The accrued interest, which was compounded annually, was $412 million at December 31, 2013 and $364 million at December 31, 2012.

•

a non-cash charge of $322 million representing the fair market value at the date we recorded the charge of nine million shares of Sealed Air common stock would issue under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy, which was adjusted to eighteen million shares due to our two-for-one stock split in March 2007. These shares were subject to customary anti-dilution provisions that adjusted for the effects of stock splits, stock dividends and other events affecting our common stock. The fair market value of our common stock was $35.72 per pre-split share ($17.86 post-split) as of the close of business on December 5, 2002. We recorded this amount on our consolidated balance sheet at December 31, 2002 as follows: $0.9 million representing the aggregate par value of these shares of common stock reserved for issuance related to the Settlement agreement, and the remaining $321 million, representing the excess of the aggregate fair market value over the aggregate par value of these common shares, in additional paid-in capital.

• $16 million of legal and related fees as of December 31, 2002.

As discussed below, on February 3, 2014, the Company’s subsidiary, Cryovac, Inc., made the payments contemplated by the Settlement agreement, consisting of aggregate cash payments in the amount of $929.7 million to the WRG Asbestos PI Trust and the WRG Asbestos PD Trust and the transfer of 18 million shares of Sealed Air common stock (the “Settlement Shares”) to the PI Trust, in each case reflecting adjustments made in accordance with the Settlement agreement. In connection with the issuance of the Settlement Shares and their transfer to the PI Trust by Cryovac, the Company entered into a Registration Rights Agreement, dated as of February 3, 2014 (the “Registration Rights Agreement”), with the PI Trust as initial holder of the Settlement Shares. Under the Registration Rights Agreement, the Company will be required to use reasonable best efforts to prepare and file with the SEC a shelf registration statement covering resales of the Settlement Shares on or prior to 60 days after the Effective Date, and to use reasonable best efforts to cause such shelf registration statement to be declared effective by the SEC as soon as reasonably practicable.

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

Since the beginning of 2000, we have been served with a number of lawsuits alleging that, as a result of the Cryovac transaction, we are responsible for alleged asbestos liabilities of Grace and its subsidiaries, some of which were also named as co-defendants in some of these actions. Among these lawsuits are several purported class actions and a number of personal injury lawsuits. Some plaintiffs seek damages for personal injury or wrongful death, while others seek medical monitoring, environmental remediation or remedies related to an attic insulation product. Neither the former Sealed Air Corporation nor Cryovac, Inc. ever produced or sold any of the asbestos-containing materials that are the subjects of these cases. None of these cases has reached resolution through judgment, settlement or otherwise. As discussed below, Grace’s Chapter 11 bankruptcy proceeding stayed all of these cases and the orders confirming Grace’s plan of reorganization enjoin parties from prosecuting Grace-related asbestos claims against the Company.

While the allegations in these actions directed to us vary, these actions all appear to allege that the transfer of the Cryovac business as part of the Cryovac transaction was a fraudulent transfer or gave rise to successor liability. Under a theory of successor liability, plaintiffs with claims against Grace and its subsidiaries may attempt to hold us liable for liabilities that arose with respect to activities conducted prior to the Cryovac transaction by W. R. Grace & Co. — Conn. or other Grace subsidiaries. A transfer would be a fraudulent transfer if the transferor received less than reasonably equivalent value and the transferor was insolvent or was rendered insolvent by the transfer, was engaged or was about to engage in a business for which its assets constitute unreasonably small capital, or intended to incur or believed that it would incur debts beyond its ability to pay as they mature. A transfer may also be fraudulent if it was made with actual intent to hinder, delay or defraud creditors. If a court found any transfers in connection with the Cryovac transaction to be fraudulent transfers, we could be required to return the property or its value to the transferor or could be required to fund liabilities of Grace or its subsidiaries for the benefit of their creditors, including asbestos claimants. We signed the Settlement agreement, described below, that provided for the resolution of these claims.

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

In connection with its Chapter 11 filing, Grace filed an application with the Bankruptcy Court seeking to stay, among others, all actions brought against the Company and specified subsidiaries related to alleged asbestos liabilities of Grace and its subsidiaries or alleging fraudulent transfer claims. The court issued an order dated May 3, 2001, which was modified on January 22, 2002, under which the court stayed all the filed or pending asbestos actions against us and, upon filing and service on us, all future asbestos actions (collectively, the “Preliminary Injunction”). Pursuant to the Preliminary Injunction, no further proceedings involving us could occur in the actions that were stayed except upon further order of the Bankruptcy Court.

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

With the fraudulent transfer trial set to commence on December 9, 2002, on November 27, 2002, we reached an agreement in principle with the Committees prosecuting the claims against the Company and Cryovac, Inc., to resolve all current and future asbestos-related claims arising from the Cryovac transaction. The parties subsequently signed the definitive Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. As discussed above, the Settlement agreement called for payment of nine million shares of our common stock and $513 million in cash, plus interest on the cash payment at a 5.5% annual rate starting on December 21, 2002 and ending on the effective date of an appropriate plan of reorganization in the Grace bankruptcy, when we would be required to make the payment. These shares were subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting our common stock, and as a result, the number of shares of our common stock issued under the Settlement agreement increased to eighteen million shares upon the two-for-one stock split in March 2007.

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

As a condition to our obligation to make the payments required by the Settlement agreement, any final plan of reorganization had to be consistent with the terms of the Settlement agreement, including provisions for the trusts and releases referred to below and for an injunction barring the prosecution of any asbestos-related claims against us. The Settlement agreement provides that, upon the effective date of the final plan of reorganization and payment of the shares and cash, all present and future asbestos-related claims against us that arise from alleged asbestos liabilities of Grace and its affiliates (including former affiliates that became our affiliates through the Cryovac transaction) will be channeled to and become the responsibility of one or more trusts to be established under Section 524(g) of the Bankruptcy Code as part of a final plan of reorganization in the Grace bankruptcy. The Settlement agreement also resolved all fraudulent transfer claims against us arising from the Cryovac transaction as well as the Fresenius claims described below. The Settlement agreement provides for releases of all those claims upon payment. Under the agreement, we cannot seek indemnity from Grace for our payments required by the Settlement agreement. The order approving the Settlement agreement also provides that the Preliminary Injunction stay of proceedings involving us described above continued through the effective date of the final plan of reorganization, after which, upon implementation of the Settlement agreement, we have been released from the Grace asbestos liabilities asserted in those proceedings and their continued prosecution against us are enjoined. As more fully discussed below, the Settlement agreement became effective upon Grace’s emergence from bankruptcy pursuant to a plan of reorganization that implements the terms of the Settlement agreement.

On September 19, 2008, Grace, the Official Committee of Asbestos Personal Injury Claimants, the Asbestos PI Future Claimants’ Representative, and the Official Committee of Equity Security Holders filed, as co-proponents, a plan of reorganization that incorporated a settlement of all present and future asbestos-related personal injury claims against Grace (as filed and amended from time to time, the “PI Settlement Plan”). Amended versions of the PI Settlement Plan, related exhibits, and associated documents were filed with the Bankruptcy Court from time to time. The PI Settlement Plan provides for the establishment of two asbestos trusts under Section 524(g) of the United States Bankruptcy Code to which present and future asbestos-related personal injury and property damage claims are channeled. The PI Settlement Plan also incorporates the Settlement agreement, including our payment of amounts contemplated by the Settlement agreement.

On January 31, 2011, the Bankruptcy Court entered a memorandum opinion (as amended, the “Bankruptcy Court Opinion”) overruling certain objections to the PI Settlement Plan. The Bankruptcy Court entered orders on January 31, 2011 and February 15, 2011 (collectively, the “Bankruptcy Court Confirmation Order”) confirming the PI Settlement Plan and requesting that the District Court issue and affirm the Bankruptcy Court Confirmation Order, including the injunction under Section 524(g) of the Bankruptcy Code.

Various parties appealed or otherwise challenged the Bankruptcy Court Opinion and the Bankruptcy Court Confirmation Order, including without limitation with respect to issues relating to releases and injunctions contained in the PI Settlement Plan. On January 30, 2012 and June 11, 2012 , the District Court issued memorandum opinions and orders (collectively with the Bankruptcy Court Confirmation Orders, the “Confirmation Orders”) overruling all objections to the PI Settlement Plan and confirming the PI Settlement Plan in its entirety, including the approval and issuance of the injunctions under Section 524(g) of the Bankruptcy Code and the other injunctions, releases, and indemnifications set forth in the PI Settlement Plan and the Bankruptcy Court Confirmation Order.

Five appeals to the Confirmation Orders (the “Third Circuit Appeals”) were filed with the United States Court of Appeals for the Third Circuit (the “Third Circuit Court of Appeals”), and certain of the Third Circuit Appeals included challenges to releases and injunctions contained in the PI Settlement Plan. By separate opinions and orders, the Third Circuit Court of Appeals denied four of the Third Circuit Appeals and the appealing parties to these appeals did not pursue further appeals to the United States Supreme Court. On December 23, 2013, Grace filed a motion with the Bankruptcy Court (the “Lender Settlement Motion”) seeking approval of a settlement to consensually resolve the remaining Third Circuit Appeal which had been brought by certain holders of Grace’s prepetition bank debt (the “Bank Lender Appeal”).

As of December 31, 2013, the Lender Settlement Motion remained pending with the Bankruptcy Court and the Bank Lender Appeal remained pending with the Third Circuit Court of Appeals, and conditions to the effectiveness of the PI Settlement Plan and of the Settlement agreement remained open.

On January 17, 2014, the Bankruptcy Court approved the Lender Settlement Motion. On January 29, 2014, by agreement of the parties, the Bankruptcy Court dismissed with prejudice the fraudulent transfer action brought against the Company by the Committees appointed to represent asbestos claimants in Grace’s bankruptcy. On February 3, 2014 (the “Effective Date”), the Third Circuit Court of Appeals dismissed the Bank Lender Appeal by agreement of Grace and bank lenders and, as a result, the approval of the PI Settlement Plan pursuant to the Confirmation Orders became final and not subject to appeal. Also on the Effective Date, the remaining conditions to the effectiveness of the PI Settlement Plan and the Settlement agreement were satisfied or waived by the relevant parties (including the Company), and the PI Settlement Plan implementing the Settlement agreement became effective with Grace emerging from bankruptcy on the Effective Date. In accordance with the PI Settlement Plan and the Settlement agreement, on the Effective Date, Cryovac, Inc. made aggregate cash payments in the amount of $929.7 million to the WRG Asbestos PI Trust (the “PI Trust”) and the WRG Asbestos PD Trust (the “PD Trust”) and transferred 18 million shares of Sealed Air common stock to the PI Trust, in each case reflecting adjustments made in accordance with the Settlement agreement. Under the Plan and the Confirmation Orders, the Preliminary Injunction remained in place through the Effective Date and, on the Effective Date, the Plan and Settlement agreement injunctions and releases with respect to asbestos claims and certain other claims became effective. Thereafter, on February 19, 2014, Grace filed a motion with the Bankruptcy Court indicating that the Preliminary Injunction had been replaced by the Plan injunctions as of the Effective Date and seeking to dismiss with prejudice the proceedings in which the Preliminary Injunction was issued. The Plan and the Confirmation Orders further provide for the channeling of existing and future asbestos claims to the PI Trust or the PD Trust, as applicable. In addition, under the Plan, the Confirmation Orders, and the Settlement agreement, Grace is required to indemnify us with respect to asbestos and certain other liabilities. Notwithstanding the foregoing, and although we believe the possibility to be remote, if any courts were to refuse to enforce the injunctions or releases contained in the PI Settlement Plan and the Settlement agreement with respect to any claims, and if, in addition, Grace were unwilling or unable to defend and indemnify the Company and its subsidiaries for such claims, then we could be required to pay substantial damages, which could have a material adverse effect on our consolidated financial condition and results of operations.

Fresenius Claims

In January 2002, we filed a declaratory judgment action against Fresenius Medical Care Holdings, Inc., its parent, Fresenius AG, a German company, and specified affiliates in New York State court asking the court to resolve a contract dispute between the parties. The Fresenius parties contended that we were obligated to indemnify them for liabilities that they might incur as a result of the 1996 Fresenius transaction mentioned above. The Fresenius parties’ contention was based on their interpretation of the agreements between them and W. R. Grace & Co. — Conn. in connection with the 1996 Fresenius transaction. In February 2002, the Fresenius parties announced that they had accrued a charge of $172 million for these potential liabilities, which included pre-transaction tax liabilities of Grace and the costs of defense of litigation arising from Grace’s Chapter 11 filing. We believe that we were not responsible to indemnify the Fresenius parties under the 1996 agreements and filed the action to proceed to a resolution of the Fresenius parties’ claims. In April 2002, the Fresenius parties filed a motion to dismiss the action and for entry of declaratory relief in its favor. We opposed the motion, and in July 2003, the court denied the motion without prejudice in view of the November 27, 2002 agreement in principle referred to above. On the Effective Date, and in connection with the PI Settlement Plan and the Settlement agreement, we and the Fresenius parties exchanged mutual releases, releasing us from any and all claims related to the 1996 Fresenius transaction.

Canadian Claims

In November 2004, the Company’s Canadian subsidiary Sealed Air (Canada) Co./Cie learned that it had been named a defendant in the case of Thundersky v. The Attorney General of Canada, et al. (File No. CI04-01-39818), pending in the Manitoba Court of Queen’s Bench. Grace and W. R. Grace & Co. — Conn. were also named as defendants. The plaintiff brought the claim as a putative class proceeding and sought recovery for alleged injuries suffered by any Canadian resident, other than in the course of employment, as a result of Grace’s marketing, selling, processing, manufacturing, distributing and/or delivering asbestos or asbestos-containing products in Canada prior to the Cryovac Transaction. A plaintiff filed another proceeding in January 2005 in the Manitoba Court of Queen’s Bench naming the Company and specified subsidiaries as defendants. The latter proceeding, Her Majesty the Queen in Right of the Province of Manitoba v. The Attorney General of Canada, et al. (File No. CI05-01-41069), sought the recovery of the cost of insured health services allegedly provided by the Government of Manitoba to the members of the class of plaintiffs in the Thundersky proceeding. In October 2005, we learned that six additional putative class proceedings had been brought in various provincial and federal courts in Canada seeking recovery from the Company and its subsidiaries Cryovac, Inc. and Sealed Air (Canada) Co./Cie, as well as other defendants including W. R. Grace & Co. and W. R. Grace & Co. — Conn., for alleged injuries suffered by any Canadian resident, other than in the course of employment (except with respect to one of these six claims), as a result of Grace’s marketing, selling, manufacturing, processing, distributing and/or delivering asbestos or asbestos-containing products in Canada prior to the Cryovac transaction. Grace and W. R. Grace & Co. — Conn. agreed to defend, indemnify and hold harmless the Company and its affiliates in respect of any liability and expense, including legal fees and costs, in these actions.

In April 2001, Grace Canada, Inc. had obtained an order of the Superior Court of Justice, Commercial List, Toronto (the “Canadian Court”), recognizing the Chapter 11 actions in the United States of America involving Grace Canada, Inc.’s U.S. parent corporation and other affiliates of Grace Canada, Inc., and enjoining all new actions and staying all current proceedings against Grace Canada, Inc. related to asbestos under the Companies’ Creditors Arrangement Act. That order has been renewed repeatedly. In November 2005, upon motion by Grace Canada, Inc., the Canadian Court ordered an extension of the injunction and stay to actions involving asbestos against the Company and its Canadian affiliate and the Attorney General of Canada, which had the effect of staying all of the Canadian actions referred to above. The parties finalized a global settlement of these Canadian actions (except for claims against the Canadian government). That settlement, which has subsequently been amended (the “Canadian Settlement”), will be entirely funded by Grace. The Canadian Court issued an Order on December 13, 2009 approving the Canadian Settlement. We do not have any positive obligations under the Canadian Settlement, but we are a beneficiary of the release of claims. The release in favor of the Grace parties (including us) became operative upon the effective date of a plan of reorganization in Grace’s United States Chapter 11 bankruptcy proceeding. As filed, the PI Settlement Plan contemplates that the claims released under the Canadian Settlement will be subject to injunctions under Section 524(g) of the Bankruptcy Code. As indicated above, the Bankruptcy Court entered the Bankruptcy Court Confirmation Order on January 31, 2011 and the Clarifying Order on February 15, 2011 and the District Court entered the Original District Court Confirmation Order on January 30, 2012 and the Amended District Court Confirmation Order on June 11, 2012. The Canadian Court issued an Order on April 8, 2011 recognizing and giving full effect to the Bankruptcy Court’s Confirmation Order in all provinces and territories of Canada in accordance with the Bankruptcy Court Confirmation Order’s terms.

As described above, the PI Settlement Plan became effective on February 3, 2014. In accordance with the above-mentioned December 31, 2009 order of the Canadian court, on the Effective Date the actions became permanently stayed until they are amended to remove the Grace parties as named defendants. The above-mentioned actions in the Manitoba Court of Queen’s Bench were dismissed by the Manitoba court as against the Grace parties on February 19, 2014 and it is anticipated that the remaining actions will now also be dismissed. Notwithstanding the foregoing, and although we believe the possibility to be remote, if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then we could be required to pay substantial damages, which we cannot estimate at this time and which could have a material adverse effect on our consolidated financial condition and results of operations.

Additional Matters Related to the Cryovac Transaction

In view of Grace’s Chapter 11 filing, we may receive additional claims asserting that we are liable for obligations that Grace had agreed to retain in the Cryovac transaction and for which we may be contingently liable. To date, we are not aware of any material claims having been asserted or threatened against us.

Final determinations and accountings under the Cryovac transaction agreements with respect to matters pertaining to the transaction had not been completed at the time of Grace’s Chapter 11 filing in 2001. We have filed claims in the bankruptcy proceeding that reflect the costs and liabilities that we have incurred or may incur that Grace and its affiliates agreed to retain or that are subject to indemnification by Grace and its affiliates under the Cryovac transaction agreements, other than payments to be made under the Settlement agreement. Grace has alleged that we are responsible for specified amounts under the Cryovac transaction agreements. On February 3, 2014, following Grace’s emergence from bankruptcy, the Company (for itself and its affiliates, collectively, the “Sealed Air Parties”) and Grace (for itself and its affiliates, collectively, the “Grace Parties”) entered into a claims settlement agreement (the “Claims Settlement”) to resolve certain of the parties’ claims against one another arising under the Cryovac transaction agreements (the “Transaction Claims”). Under the Claims Settlement, the Sealed Air Parties released and waived Transaction Claims against the Grace Parties other than asbestos-related claims, Fresenius-related claims, environmental claims, insurance claims, mass tort claims, non-monetary tax sharing agreement claims, certain claims listed in annexes to proofs of claim filed by the Sealed Air Companies in connection with the Grace bankruptcy, claims relating to certain matters described in the PI Settlement Plan, certain executory contract claims relating to certain leased sites or sites that were divided as part of the Cryovac transaction, and certain indemnification claims. Under the Claims Settlement, the Grace Parties released and waived Transaction Claims against the Sealed Air Companies other than non-monetary tax sharing agreement claims, certain executory contract claims relating to certain leased sites or sites that were divided as part of the Cryovac transaction, and certain indemnification claims. The Claims Settlement also provides that the Sealed Air Parties and the Grace Parties will share equally all fees and expenses relating to certain litigation brought by former Cryovac employees. Except to the extent that a claim is specifically referenced, the Claims Settlement does not supersede or affect the obligations of the parties under the PI Settlement Plan or our Settlement agreement.

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

Development Grant Matter

On May 25, 2010, one of our Italian subsidiaries received a demand from the Italian Ministry of Economic Development for the total repayment of grant monies paid to two of our former subsidiaries in the amount of €5 million. With accrued interest the total value of the demand currently stands at €10 million ($14 million equivalent at December 31, 2013). The grant monies had previously been certified as payable by the Italian authorities and the grant process was finalized and closed in 2006. We acquired the former subsidiaries in September 2001 as part of an acquisition. The substance of the repayment demand is that the former owners of the subsidiaries made fraudulent claims and used fraudulent documents to support their grant application prior to our acquisition. There is no suggestion that we or our Italian subsidiary were directly involved in the grant process, but as purchaser of the two companies, the Ministry is seeking repayment from our Italian subsidiary. Our Italian subsidiary submitted a total denial of liability in regard to this matter on June 30, 2010. A full hearing of the merits of the demand is scheduled for July 2014. At this interim stage of the proceedings we are not able to determine the eventual outcome of the case. Accordingly, we have not recorded a liability related to this matter. We do not expect this matter to be material to our full year consolidated financial condition or results of operations, however the amount may be material to an interim reporting period.

Other Principal Contractual Obligations

At December 31, 2013, we had other principal contractual obligations, which included agreements to purchase an estimated amount of goods, including raw materials, or services in the normal course of business, aggregating to approximately $434 million. The estimated future cash outlays are as follows:

Year	Amount
2014	$182.5
2015	106.9
2016	72.7
2017	42.2
2018	13.3
Thereafter	16.7

Total	$434.3

Leases

We are obligated under the terms of various leases covering primarily warehouse and office facilities and production equipment, as well as smaller manufacturing sites that we occupy. We account for the majority of our leases as operating leases, which may include purchase or renewal options. At December 31, 2013, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

Year	Amount
2014	$64.4
2015	46.7
2016	30.6
2017	18.8
2018	11.1
Thereafter	23.3

Total	$194.9

Net rental expense was $79 million in 2013, $84 million in 2012 and $52 million in 2011.

Note 19 Stockholders’ Equity

Dividends

The following table shows our total cash dividends paid in the three years ended December 31:

	Total Cash Dividends Paid	Total Cash Dividends Paid Per Common Share
2011	$87.4	$0.52
2012	100.9	0.52
2013	102.0	0.52

Total	$290.3

On February 18, 2014, our Board of Directors declared a quarterly cash dividend of $0.13 per common share payable on March 21, 2014 to stockholders of record at the close of business on March 7, 2014. The estimated amount of this dividend payment is $26 million based on 196 million shares of our common stock issued and outstanding as of January 31, 2014.

The dividend payments discussed above are recorded as reductions to cash and cash equivalents and retained earnings on our consolidated balance sheets. Our credit facility and our notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial condition and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.

Common Stock

The following is a summary of changes during the three years ended December 31, 2013 in shares of our common stock:

	2013	2012	2011
Changes in common stock:
Number of shares, beginning of year	204,660,621	202,528,616	169,272,636
Shares issued as part of the consideration for the Diversey acquisition	—	—	31,699,946
Shares awarded for 2009 Two-Year PSU awards	—	—	1,114,139
Shares awarded for 2009 Three-Year PSU awards	—	1,155,018	—
Shares awarded for 2010 Three-year PSU awards	472,865
Restricted stock shares issued for new awards under the 2005 Contingent Stock Plan	398,230	703,620	308,650
Shares granted and issued under the Directors Stock Plan	25,993	37,824	18,630
Restricted stock shares issued for SLO awards	51,321	135,343	24,515
Shares issued for vested restricted stock units	98,550	100,200	90,100

Number of shares issued, end of year	205,707,580	204,660,621	202,528,616

Changes in common stock in treasury:
Number of shares held, beginning of year	10,102,952	10,466,431	9,967,129
Purchase of shares during the period	—	—	—
Profit sharing contribution partially paid in stock	(857,754)	(930,089)	—
Restricted stock, withheld or forfeited	263,710	566,610	499,302

Number of shares held, end of year	9,508,908	10,102,952	10,466,431

Stock Appreciation Rights (“SARs”)

In connection with the acquisition of Diversey, Sealed Air exchanged Diversey’s cash-settled stock appreciation rights and stock options that were unvested as of May 31, 2011 and unexercised at October 3, 2011 into cash-settled stock appreciation rights based on Sealed Air common stock. At December 31, 2013, the weighted average remaining vesting life of outstanding SARs was less than one year.

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

We recognized SARs expense of $38 million in the year ended December 31, 2013 related to SARs that were granted to Diversey employees who remained employees as of December 31, 2013. We recognized SARs expense of $18 million in the year ended December 31, 2012 related to SARs that were granted to Diversey employees who remained employees as of December 31, 2012. Cash payments due to the exercise of these SARs were $46 million in the year ended December 31, 2013 and $24 million in the year ended December 31, 2012. As of December 31, 2013, the remaining liability for these SARs was $34 million and is included in other current ($21 million) and non-current liabilities ($13 million) on our consolidated balance sheet.

In addition to the amounts discussed above, was the recognition of restructuring expense of $1 million in the year ended December 31, 2013 and $9 million in the year ended December 31, 2012 for SARs that were part of the termination and benefit costs for Diversey employees under the Integration & Optimization Program. This expense was included in restructuring and other charges on our consolidated statements of operations. Cash payments upon the exercise of these SARs were $2 million in the year ended December 31, 2013 and $19 million in the year ended December 31, 2012. The remaining liability for SARs included in the restructuring program was less than $1 million as of December 31, 2013.

2005 Contingent Stock Plan

The 2005 Contingent Stock Plan is our sole long-term equity compensation program for officers and employees. The 2005 Contingent Stock Plan provides for awards of equity-based compensation, including restricted stock, restricted stock units, performance share units and cash awards measured by share price, to our executive officers and other key employees, as well as U.S.-based key consultants. During the three years ended December 31, 2013, under the 2005 Contingent Stock Plan, we granted restricted stock, restricted stock units and cash awards, in addition to the SLO and PSU awards described below. An employee or consultant selected by the Organization and Compensation Committee of our Board of Directors to receive an award may accept the award during the period specified by us, provided the participant’s relationship to us has not changed.

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

For both restricted stock awards and units, we record compensation expense in selling, general and administrative expenses on the consolidated statements of operations with a corresponding credit to additional paid-in capital within stockholders’ equity based on the fair value of our common stock at the award grant date. For cash awards, we record a liability that is reflected in other liabilities on the consolidated balance sheets and record compensation expense based on the fair value of the award at the end of each reporting period. The amount of the liability for cash awards is remeasured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense. At December 31, 2013, the liability related to cash awards was $2.6 million.

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

The following tables show the details of the non-vested awards under the 2005 Contingent Stock Plan, excluding SLO and PSU awards:

Non-vested Restricted Stock Shares Awards	2013	Weighted-Average per Share Market Value on Grant Date
Number of non-vested restricted stock shares, beginning of year	1,386,830	$20.08
Restricted stock shares issued for new awards during the year	398,230	27.12
Restricted stock shares vested during the year	(347,610)	21.97
Restricted stock shares forfeited during the year	(40,100)	21.43

Number of non-vested restricted stock shares, end of year	1,397,350	$21.76

The non-vested restricted stock shares included above had a weighted-average remaining contractual life of approximately 1.6 years at December 31, 2013.

Non-vested Restricted Stock Units Awards	2013	Weighted-Average per Share Market Value on Grant Date
Number of non-vested restricted stock units, beginning of year	420,800	$20.23
Restricted stock units issued for new awards during the year	187,595	27.94
Restricted stock units vested during the year	(98,550)	23.48
Restricted stock units forfeited during the year	(3,500)	18.17

Number of non-vested restricted stock units, end of year	506,345	$22.92

The non-vested restricted stock units included above had a weighted-average remaining contractual life of approximately 1.7 years at December 31, 2013.

Non-vested Cash Awards	2013
Number of non-vested cash awards, beginning of year	131,680
Cash awards issued for new awards during the year	58,348
Cash awards vested during the year	(13,950)
Cash awards forfeited during the year	(5,230)

Number of non-vested cash awards, end of year	170,848

The non-vested cash awards included above had a weighted-average remaining contractual life of approximately 1.6 years at December 31, 2013.

The 2005 Contingent Stock Plan permits “minimum” withholding of taxes and other charges that may be required by law to be paid attributable to awards by withholding a portion of the shares attributable to such awards.

A summary of the changes in common shares available for awards under the 2005 Contingent Stock Plan follows:

	2013(1)	2012(1)	2011(1)
Number of shares available, beginning of year	6,426,953	7,909,064	4,997,297
Additional restricted stock shares available due to 2011 amendment to the 2005 Contingent Stock Plan	—	—	4,000,000
Restricted stock shares issued for new awards	(398,230)	(703,620)	(308,650)
Restricted stock units awarded	(187,595)	(191,700)	(133,650)
Restricted stock shares issued for SLO awards	(21,505)	(3,788)	(6,080)
Restricted stock units awarded for SLO awards	(51,033)	(6,795)	(28,516)
Shares issued for 2009 Two-year PSU awards	—	—	(1,114,139)
Shares issued for 2009 Three-year PSU awards	—	(1,155,018)	—
Shares issued for 2010 Three-year PSU awards	(472,865)	—	—
Restricted stock shares forfeited	40,100	41,700	41,400
Restricted stock units forfeited	3,500	12,200	3,500
Shares withheld for taxes	223,610	524,910	457,902

Number of shares available, end of year	5,562,935	6,426,953	7,909,064

Weighted average per share market value of awards on grant date	$27.20	$17.19	$24.93

(1)	The SLO and PSU awards are discussed below.

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

The 2002 Directors Stock Plan provides for annual grants of shares to non-employee directors, and interim grants of shares to eligible directors elected at times other than at an annual meeting, as all or part of the annual or interim retainer fees for non-employee directors. During 2002, we adopted a plan that permits non-employee directors to elect to defer all or part of their annual retainer until the non-employee director retires from the Board of Directors. The non-employee director can elect to defer the portion of the annual retainer payable in shares of stock. If a non-employee director makes this election, the non-employee director may also elect to defer the portion, if any, of the annual retainer payable in cash. Cash dividends on deferred shares are credited to the non-employee director’s deferred cash account on the applicable dividend payment date. We record the excess of fair value over the price at which shares are issued under this plan in selling, general and administrative expenses on the consolidated statements of operations, and this expense was $1 million in 2013, $1 million in 2012 and $0.7 million in 2011.

A summary of the changes in shares available for the 2002 Directors Stock Plan follows:

	2013	2012	2011
Number of shares available, beginning of year	161,399	223,156	49,548
Additional shares available due to 2011 amendment to the Directors Stock Plan	—	—	200,000
Shares granted and issued	(25,993)	(37,824)	(18,630)
Shares granted and deferred	(21,642)	(23,933)	(7,762)

Number of shares available, end of year	113,764	161,399	223,156

Weighted average per share market value of stock on grant date	$23.62	$16.26	$25.77

Other Common Stock Issuances

We have historically issued shares of our common stock under our 2005 Contingent Stock Plan to selected U.S.-based consultants as compensation under consulting agreements for research and development projects. We record the cost associated with these issuances on a straight-line basis based on each of the issuances’ vesting schedule. Amortization expense related to these issuances was immaterial in each of the three years ended December 31, 2013.

Share-based Incentive Compensation

We record share-based incentive compensation expense in selling, general and administrative expenses on our consolidated statements of operations with a corresponding credit to additional paid-in capital within stockholders’ equity based on the fair value of the share-based incentive compensation awards at the date of grant. We recognize an expense or credit reflecting the straight-line recognition, net of estimated forfeitures, of the expected cost of the program. For the various PSU awards programs described below, the cumulative amount accrued to date is adjusted up or down to the extent the expected performance against the targets has improved or worsened.

These share-based incentive compensation programs are described in more detail below.

The table below shows our total share-based incentive compensation expense:

	2013	2012	2011
2013 Three-year PSU Awards	$4.4	$—	$—
2013 WVH Incentive Compensation(1)	2.5	—	—
2012 Three-year PSU Awards	2.4	1.9	—
2012 President & COO Four-year Incentive Compensation(2)	0.6	0.2	—
2011 Three-year PSU Awards	(1.2)	1.7	3.0
2010 Three-year PSU Awards	0.1	0.9	6.0
2009 Two-year PSU Awards	—	—	(0.7)
2009 Three-year PSU Awards	—	—	7.4
SLO Awards	2.8	0.7	0.3
Other long-term share-based incentive compensation programs	12.5	11.5	9.0

Total share-based incentive compensation expense(3)	$24.1	$16.9	$25.0

Associated tax benefits recognized	$7.8	$6.2	$9.3

(1)	On February 28, 2013, the Organization and Compensation Committee of our Board of Directors (“O&C Committee”) approved a change in the vesting policy regarding the existing 2011 Three-year PSU awards, and the newly granted 2013 three-year PSU awards, for William V. Hickey, our former Chairman and Chief Executive Officer. The approved change will result in the full vesting of the awards, rather than a pro-rata portion vesting as of the date of his retirement (May 16, 2013). Mr. Hickey’s awards will still be subject to the performance metrics stipulated in the plan documents, and will be paid-out in accordance with the original planned timing. As a result of these approved changes, the expense related to these awards was accelerated and recognized over the applicable service period up until the date of his retirement. We recognized share-based compensation expense related to these awards of $2.5 million in the year ended December 31, 2013.
(2)	The amount includes only the two initial equity awards. See below for further detail.
(3)

The amounts do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock as such these contributions are not considered share-based incentive compensation.

The following table shows the estimated amount of total share-based incentive compensation expense expected to be recognized on a straight-line basis over the remaining respective vesting periods by program at December 31, 2013:

	2014	2015	2016	2017	Total
2013 Three-year PSU Awards	$4.0	$4.0	$—	$—	$8.0
2012 Three-year PSU Awards	1.7	—	—	—	1.7
2012 President & COO Four-year Incentive Compensation	0.4	0.3	0.2	—	0.9
SLO Awards	0.7	—	—	—	0.7
Other long-term share-based incentive compensation programs	12.5	8.0	3.5	0.2	24.2

Total share-based incentive compensation expense (1)	$19.3	$12.3	$3.7	$0.2	$35.5

(1)

The amounts do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock as such these contributions are not considered share-based incentive compensation.

The discussion that follows provides further details of our share-based incentive compensation programs.

PSU Awards

As part of our long term incentive program adopted in 2008, during the first 90 days of each year, the Organization and Compensation Committee of our Board of Directors, or Compensation Committee, has approved PSU awards for our executive officers and other selected key executives, which include for each officer or executive a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the performance period. Following the end of the performance period, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. As of December 31, 2013, we have accrued $1 million for these dividends in other current liabilities on our consolidated balance sheet.

2013 Three-year PSU Awards

In March 2013, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2013 to December 31, 2015 for the named executives. The Compensation Committee established principal performance goals, which are (1) total shareholder return (TSR) weighted at 35%, and (2) 2015 consolidated adjusted EBITDA margin weighted at 65%.

The targeted number of shares of common stock that can be earned is 536,771 shares for these 2013 PSU awards. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures.

The expense included in the tables above was calculated using a grant date common stock share price of $18.97 per share for the awards granted on February 14, 2013 ($22.21 for the awards granted on February 28, 2013) for the 2015 consolidated adjusted EBITDA margin (these are considered performance conditions) and the Monte Carlo valuation of $25.19 per share for the awards granted on February 14, 2013 ($34.05 for the awards granted on February 28, 2013) for the TSR goal (this is considered a market condition). The expense calculation is based on management’s estimate as of December 31, 2013 of the level of probable achievement of the performance goals and measures, which was determined to be at the target level, or 100% achievement (348,901 shares, net of forfeitures), for the 2015 consolidated adjusted EBITDA margin goal. The TSR portion of the plan is expensed at 100% (187,870 shares, net of forfeitures) of the grant date fair value as required by U.S. GAAP.

2012 Three-year PSU Awards

In March 2012, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2012 for the named executive officers and for other officers and key executives. The Compensation Committee established principal performance goals, which are (1) three-year average return on invested capital (“ROIC”) weighted at 50%, (2) constant dollar growth of net trade sales weighted at 25% and (3) relative total shareholder return (“TSR”) weighted at 25%. An additional goal is a 2014 safety result of a total recordable incident rate (a workplace safety indicator) (“TRIR”) of 0.90 or better, excluding facilities acquired during the performance period.

The targeted number of shares of common stock that can be earned is 440,582 shares for these 2012 PSU awards (300,427 shares granted on March 27, 2012 and 140,155 shares granted to Jerome A. Peribere on September 1, 2012, as discussed below). The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures, plus or minus 44,058 additional shares at the discretion of the Compensation Committee. These performance goals are outlined in further detail in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

The expense included in the tables above was calculated using a grant date common stock share price of $19.72 per share for the awards granted on March 27, 2012 ($14.27 for the award granted on September 1, 2012) for the three year average ROIC goal and net trade sales goal (these are considered performance conditions) and the Monte Carlo valuation of $23.40 per share for the awards granted on March 27, 2012 ($12.57 for the award granted on September 1, 2012) for the TSR goal (this is considered a market condition). The expense calculation is based on management’s estimate as of December 31, 2013 of the level of probable achievement of the performance goals and measures, which was determined to be below the target level, or 92% achievement (202,668 shares, net of forfeitures), for the ROIC goal and below the threshold for minimum payment, or 0% achievement (0 shares), for the net trade sales growth goal. The TSR portion of the plan is expensed at 100% (110,145 shares, net of forfeitures) of the grant date fair value as required by U.S. GAAP.

2011 Three-year PSU Awards

In March 2011, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2011. The Compensation Committee established principal performance goals, which are (1) three-year cumulative volume growth of net trade sales and (2) three-year average ROIC. These performance goals are outlined in further detail in the Proxy Statement for our 2011 Annual Meeting of Stockholders. The targeted number of shares of common stock that can be earned is 316,030 shares for these 2011 PSU awards. If the threshold level is achieved for either of the two performance goals, then the number of shares earned for each participant can be increased (if the additional goal mentioned below is achieved) or decreased (if the additional goal mentioned below is not achieved) by up to 10% of the target level at the discretion of the Compensation Committee, or an aggregate of 31,603 shares for all participants. The additional goal is a 2013 safety result of a TRIR (a workplace safety indicator) of 1.20 or better, excluding facilities acquired during the performance period.

The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures, plus or minus the 31,603 additional discretionary shares mentioned above.

The expense included in the table above was calculated using a grant date common stock share price of $26.18 per share on March 11, 2011 and is based on management’s estimate as of December 31, 2013 of the level of probable achievement of the performance goals, which was determined to be below the target level, or 84% achievement (132,733 shares, net of forfeitures), for the ROIC goal and below the threshold for minimum payment, or 0% achievement (0 shares), for the volume goal.

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

2012 President and Chief Operating Officer (COO) Four-year Incentive Compensation

On September 1, 2012, Jerome A. Peribere started with the Company as President and Chief Operating Officer. Under the terms of his agreement, he was granted equity awards which included the following: (1) initial equity awards under the Company’s 2005 Contingent Stock Plan, which included two awards of performance share units under which he could earn up to 350,000 shares of common stock based on the Company’s performance, (2) restricted stock under the Company’s 2005 Contingent Stock Plan of which 50,000 shares were issued on his start date and 25,000 shares were issued on September 1, 2013 his first anniversary of his start date and (3) an award under the Company’s 2012 Three-year PSU Award with a target award of 140,155 units. The awards are described in further detail in Mr. Peribere’s employment agreement filed with the SEC as an exhibit with the Company’s Current Report on Form 8-K dated August 27, 2012.

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

The equity award will be made in the form of an award of restricted stock or restricted stock units that will vest on the second anniversary of the grant date or earlier in the event of death, disability or retirement from employment with us, and the shares subject to the award will not be transferable by the recipient until the later of vesting or the second anniversary of the grant date. If the recipient ceases to be employed by us before vesting, then the shares will be forfeited, except for certain circumstances following a change in control. The award will be made in the form of restricted stock unless the award would be taxable to the recipient before the shares become transferable by the recipient, in which case the award will be made in the form of restricted stock units. Recipients who hold SLO awards in the form of restricted stock receive dividends. Recipients who hold SLO awards in the form of restricted stock units receive a cash payment in the amount of the dividends (without interest) on the shares they have earned at about the same time that shares are issued to them following the period of restriction. As of December 31, 2013, we have accrued for these dividends in other current liabilities on our consolidated balance sheet and the amount was immaterial.

The Compensation Committee set the SLO award premium at 25% for the years ending December 31, 2013 and 2012. The 2013 SLO target awards comprise an aggregate of 103,437 restricted stock shares and restricted stock units as of December 31, 2013. The 2012 SLO awards that were issued on March 13, 2013 comprised an aggregate of 72,538 restricted stock shares and restricted stock units.

We record compensation expense for these awards in selling, general and administrative expenses on the consolidated statements of operations with a corresponding credit to additional paid-in capital within stockholders’ equity, based on the fair value of the awards at the end of each reporting period, which reflects the effects of stock price changes.

For the years ended December 31, 2013, 2012 and 2011, compensation expense related to the SLO awards was recognized based on the extent to which the performance goals and measures for our 2013, 2012 and 2011 annual cash bonuses were considered probable of achievement at each respective year end. The expense is recognized over a fifteen month period on a straight-line basis since a majority of the awards will vest at grant date, which will be no later than March 15, 2014, 2013 and 2012, respectively, due to the retirement eligibility provision.

Note 20 Other Expense, net

The following table provides details of other expense, net:

	Year Ended December 31,
	2013	2012	2011
Interest and dividend income	$11.0	$12.0	$9.0
Net foreign exchange transaction losses	(10.5)	(13.4)	(20.2)
Bank fee expense	(6.8)	(5.2)	(4.0)
Settlement agreement and related costs	(1.0)	(0.7)	(0.9)
Noncontrolling interests	0.9	2.6	3.2
Costs associated with our accounts receivable securitization program	(0.7)	(0.7)	(0.7)
Gain on sale of a North American facility	—	—	3.9
Other, net	(4.8)	(4.0)	(4.8)

Other expense, net	$(11.9)	$(9.4)	$(14.5)

Impairment of Equity Method Investment

2013

In 2013, we recognized an impairment of $2 million in connection with an equity method investment included in our Other Category. This investment was not material to our consolidated financial position or results of operations.

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

In connection with the establishment of the joint venture in 2007, we issued a guarantee in support of an uncommitted credit facility agreement that was entered into by the joint venture. Under the terms of the guarantee, if the joint venture were to default under the terms of the credit facility, the lender would be entitled to seek payment of the amounts due under the credit facility from us. However, as a result of the impairment, we have included the guarantee liability in other current liabilities on the consolidated balance sheets as of December 31, 2013 and 2012 as we believe it is probable that we will need to perform under this guarantee. As of December 31, 2013, the joint venture has performed its obligations under the terms of the credit facility and the debt holders have not requested that we perform under the terms of the guarantee.

As a result, in the second quarter of 2012 we recognized other-than-temporary impairment of $26 million ($18 million, net of taxes, or $0.09 per diluted share). This impairment consisted of the recognition of a current liability for the guarantee of the uncommitted credit facility mentioned above of $20 million and a $4 million write-down of the carrying value of the investment to zero at June 30, 2012. We also recorded provisions for bad debt on receivables due from the joint venture to the Company of $2 million, which is included in selling, general and administrative expenses and impacted our Food Care segment. We have no additional obligations to support the operations of the joint venture in the future.

Note 21 Net Earnings (Loss) per Common Share

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share under the two-class method for the three years ended December 31, 2013 in millions, except per share data:

	2013	2012	2011
Basic Net Earnings (Loss) Per Common Share:
Numerator
Net earnings (loss) available to common stockholders	$124.2	$(1,410.3)	$149.1
Distributed and allocated undistributed net earnings (loss) to non-vested restricted stockholders	(0.6)	(0.5)	(0.9)

Distributed and allocated undistributed net earnings (loss) to common stockholders	123.6	(1,410.8)	148.2
Distributed net earnings — dividends paid to common stockholders	(101.3)	(100.4)	(86.8)

Allocation of undistributed net earnings (loss) to common stockholders	$22.3	$(1,511.2)	$61.4

Denominator
Weighted average number of common shares outstanding — basic	194.6	192.8	167.0
Basic net earnings (loss) per common share:
Distributed net earnings (loss) to common stockholders	$0.52	$0.52	$0.52
Allocated undistributed net earnings (loss) to common stockholders	0.12	(7.83)	0.37

Basic net earnings (loss) per common share:	$0.64	$(7.31)	$0.89

Diluted Net Earnings (Loss) Per Common Share:
Numerator
Distributed and allocated undistributed net earnings (loss) to common stockholders	$123.6	$(1,410.8)	$148.2
Add: Allocated undistributed net earnings (loss) to non-vested restricted stockholders	0.1	—	0.4
Less: Undistributed net earnings (loss) reallocated to non-vested restricted stockholders	(0.1)	—	(0.3)

Net earnings (loss) available to common stockholders — diluted	$123.6	$(1,410.8)	$148.3

Denominator(1)
Weighted average number of common shares outstanding — basic	194.6	192.8	167.0
Effect of assumed issuance of Settlement agreement shares	18.0	—	18.0
Effect of non-vested restricted stock units	0.9	—	0.4

Weighted average number of common shares outstanding — diluted	213.5	192.8	185.4

Diluted net earnings (loss) per common share	$0.58	$(7.31)	$0.80

(1)

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

PSU Awards

Since the PSU awards discussed in Note 19, “Stockholders’ Equity,” are contingently issuable shares that are based on a condition other than earnings or market price, these shares will be included in the diluted weighted average number of common shares outstanding when they have met the performance conditions as of these dates and when their effect is dilutive. Certain shares related to the PSU awards were included in the diluted weighted average number of common shares outstanding for the year ended December 31, 2011 because the target levels of their respective performance conditions were met as of December 31, 2011. Shares related to the PSU awards were not included in the diluted weighted average number of common shares outstanding for the year ended December 31, 2012 because the effect was anti-dilutive. Shares related to the PSU awards were not included in the diluted weighted average number of common shares outstanding for the year ended December 31, 2013 because the target levels of their respective performance conditions were not met as of December 31, 2013.

SLO Awards

The shares or units associated with the 2013 SLO awards are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the year ended December 31, 2013. These shares or units, discussed in Note 19, “Stockholders’ Equity,” will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of 2014. Once this determination is made, the shares or units will be included in the basic weighted average number of common shares outstanding if the employee is retirement eligible or in the diluted weighted average number of common shares outstanding regardless of whether the employee is retirement eligible if the impact to diluted net earnings per common share is dilutive. The numbers of shares or units associated with SLO awards for the years ended December 31, 2013, 2012 and 2011 were nominal and, for the years ended December 31, 2012, have not been included in the diluted weighted average number of common shares outstanding as the effect was anti-dilutive.

Note 22 Subsequent Events

Settlement agreement

On February 3, 2014, the remaining conditions to the effectiveness of the Pl Settlement Plan and the Settlement agreement were satisfied or waived by the relevant parties and the PI Settlement Plan became effective with Grace emerging from bankruptcy (the “Effective Date”). Pursuant to the Settlement agreement and the PI Settlement Plan, on the Effective Date, Cryovac paid cash consideration, consisting of cash payments in the aggregate amount of $930 million, to the WRG Asbestos PI Trust and the WRG Asbestos PD Trust and transferred the Settlement Shares (described below) to the WRG Asbestos PI Trust, in each case reflecting adjustments made in accordance with the Settlement agreement. To fund the cash payment, we used $555 million of cash and cash equivalents and utilized borrowings of $260 million from our revolving credit facility and $115 million from our accounts receivable securitization programs.

In connection with the issuance of the Settlement Shares and their transfer to the WRG Asbestos PI Trust by Cryovac, the Company entered into a Registration Rights Agreement, dated as of February 3, 2014 (the “Registration Rights Agreement”), with the WRG Asbestos PI Trust as initial holder of the Settlement Shares. Under the Registration Rights Agreement, the Company will be required to use reasonable best efforts to prepare and file with the SEC a shelf registration statement covering resales of the Settlement Shares on or prior to 60 days after February 3, 2014, and to use reasonable best efforts to cause such shelf registration statement to be declared effective by the SEC as soon as reasonably practicable.

12% Senior Notes

On February 14, 2014, we repaid our 12% Senior Notes on their maturity date using cash on hand and committed liquidity.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of our 2013 fiscal year, of our internal control over financial reporting. The suitable recognized control framework on which management’s evaluation of our internal control over financial reporting is based is the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (1992). Based upon that evaluation under the COSO framework, our management concluded that our internal control over financial reporting as of the end of our 2013 fiscal year was effective at the “reasonable assurance” level.

Our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” and the balance will be included in our Proxy Statement for our 2014 Annual Meeting of Stockholders under the captions “Election of Directors — Information Concerning Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” except as set forth below. All such information is incorporated herein by reference.

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

Our Board of Directors has adopted Corporate Governance Guidelines and charters for its three standing committees, the Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation Committee. Copies of the Corporate Governance Guidelines and the charters are posted on our website.

Our Audit Committee comprises directors Hank Brown, who serves as chair, Michael Chu, Patrick Duff and Kenneth P. Manning. Our Board of Directors has determined that each of the four members of the Audit Committee is an audit committee financial expert in accordance with the standards of the SEC and that each is independent, as defined in the listing standards of the New York Stock Exchange applicable to us and as determined by the Board of Directors.

Item 11. Executive Compensation

The information required in response to this Item will be set forth in our Proxy Statement for our 2014 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Risks.” Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required in response to this Item will be set forth in our Proxy Statement for our 2014 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information” and “Voting Securities.” Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in response to this Item will be set forth in our Proxy Statement for our 2014 Annual Meeting of Stockholders under the captions “Independence of Directors” and “Certain Relationships and Related Person Transactions.” Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required in response to this Item will be included in our Proxy Statement for our 2014 Annual Meeting of Stockholders under the captions “Principal Independent Auditor Fees” and “Audit Committee Pre-Approval Policies and Procedures.” Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements

See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K.

(2) Financial Statement Schedule

See Schedule II — Valuation and Qualifying Accounts and Reserves — Years Ended December 31, 2013, 2012 and 2011 of this Annual Report on Form 10-K.

(3) Exhibits

Exhibit Number	Description

2.1	Distribution Agreement dated as of March 30, 1998 among the Company, W. R. Grace & Co. — Conn., and W. R. Grace & Co. (Exhibit 2.2 to the Company’s Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)

2.2	Agreement and Plan of Merger, dated as of May 31, 2011, by and among Sealed Air Corporation, Solution Acquisition Corp. and Diversey Holdings, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K; a copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request). (Exhibit 2.1 to the Company’s Current Report on Form 8-K, Date of Report May 31, 2011, File No. 1-12139, is incorporated herein by reference.)

3.1	Unofficial Composite Amended and Restated Certificate of Incorporation of the Company as currently in effect. (Exhibit 3.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)

3.2	Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-12139, is incorporated herein by reference.)

4.1	Indenture, dated as of February 6, 2009, of the Company, as Issuer, to U.S. Bank, National Association, as Trustee, regarding 12% Senior Notes Due 2014. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report February 6, 2009, File No. 1-12139, is incorporated herein by reference.)

4.2	Form of Indenture between the Registrant and U.S. Bank, National Association, as Trustee. (Exhibit 4.2 to the Company’s Registration Statement on Form S-3, Registration No. 333-157851, is incorporated herein by reference.)

4.3	Indenture, dated as of June 18, 2009, of the Company, as Issuer, to U.S. Bank, National Association, as Trustee, regarding the Company’s 7.875% Senior Notes Due 2017. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report June 12, 2009, File No. 1-12139, is incorporated herein by reference.)

4.4	Indenture, dated as of October 3, 2011, among Sealed Air, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, governing the 8.125% Senior Notes Due 2019 and 8.375% Senior Notes Due 2021. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

Exhibit Number	Description

4.5	Indenture, dated as of March 21, 2013, by and among Sealed Air Corporation, Guarantors party thereto and U.S. Bank National Association. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report March 21, 2013, File No. 1-12139, is incorporated herein by reference.)

4.6	Supplemental Indenture, dated as of March 20, 2013, by and among Sealed Air Corporation, Guarantors party thereto and U.S. Bank National Association. (Exhibit 4.3 to the Company’s Current Report on Form 8-K, Date of Report March 21, 2013, File No. 1-12139, is incorporated herein by reference.)

4.7	Form of 8.125% Senior Note due 2019. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

4.8	Form of 8.375% Senior Note due 2021. (Exhibit 4.3 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

4.9	Form of 5.25% senior note due 2023. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report March 21, 2013, File No. 1-12139, is incorporated herein by reference.)

10.1	Employee Benefits Allocation Agreement dated as of March 30, 1998 among the Company, W. R. Grace & Co. — Conn. and W. R. Grace & Co. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)

10.2	Tax Sharing Agreement dated as of March 30, 1998 by and among the Company, W. R. Grace & Co. — Conn. and W. R. Grace & Co. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)

10.3	Agreement in Principle, dated November 27, 2002, by and among the Official Committee of Asbestos Personal Injury Claimants, the Official Committee of Asbestos Property Damage Claimants, the Company, and the Company’s subsidiary, Cryovac, Inc. (Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12139, is incorporated herein by reference.)

10.4	Settlement Agreement and Release, dated November 10, 2003, by and among the Official Committee of Asbestos Personal Injury Claimants, the Official Committee of Asbestos Property Damage Claimants, the Company, and the Company’s subsidiary, Cryovac, Inc. (Exhibit 10.1 to the Company’s Amendment No. 3 to its Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)

10.5	Restricted Stock Plan for Non-Employee Directors of the Company. (Annex E to the Company’s Proxy Statement for the 1998 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*

10.6	Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, effective May 17, 2002. (Annex A to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*

10.7	Amendment dated April 15, 2004, to the Restricted Stock Plan for Non-Employee Directors of the Company. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-12139, is incorporated herein by reference.)*

10.8	Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, as amended April 13, 2010. (Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.9	Sealed Air Corporation Deferred Compensation Plan for Directors. (Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-12139, is incorporated herein by reference.)*

Exhibit Number	Description

10.10	Sealed Air Corporation Executive Severance Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report February 5, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.11	Form of Restricted Stock Purchase Agreement. (Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 333-59195, is incorporated herein by reference.)*

10.12	Form of Stock Purchase Agreement for use in connection with the Company’s 2002 Stock Plan for Non-Employee Directors. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-12139, is incorporated herein by reference.)*

10.13	Fees to be paid to the Company’s Non-Employee Directors — 2011. (Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.14	Fees to be paid to the Company’s Non-Employee Directors — 2012. (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-12139, is incorporated herein by reference.)*

10.15	Fees to be paid to the Company’s Non-Employee Directors — 2013. (Exhibit 10.18 to the Company’s Annual Report on Form10-K for the year ended December 31, 2012, File No. 1-12139, is incorporated herein by reference.)*

10.16	Fees to be paid to the Company’s Non-Employee Directors — 2014.*

10.17	2005 Contingent Stock Plan of Sealed Air Corporation, as amended and restated on July 11, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report July 11, 2013, File No. 1-12139, is incorporated herein by reference.)*

10.18	Sealed Air Corporation Annual Incentive Plan, adopted February 19, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report February 19, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.19	Performance-Based Compensation Program of the Company, as amended February 18, 2010. (Exhibit 10.3 to the Company’s Current Report on Form 8-K, Date of Report February 18, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.20	Sealed Air Corporation Deferred Compensation Plan for Key Employees (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 25, 2013, file No. 1-12139, is incorporated herein by reference.)*

10.21	Sealed Air Corporation Policy on Recoupment of Incentive Compensation from Executives in the Event of Certain Restatements, as amended February 18, 2010. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report February 18, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.22	Form of Restricted Stock Agreement, approved December 18, 2008, for awards pursuant to the Stock Leverage Opportunity provision of the Company’s annual incentive plan. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.23	Form of Restricted Stock Unit Agreement, approved December 18, 2008, for awards pursuant to the Stock Leverage Opportunity provision of the Company’s annual incentive plan. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*

Exhibit Number	Description

10.24	Form of Restricted Stock Unit Agreement, approved February 14, 2013, for awards pursuant to the Stock Leverage Opportunity provision of the Company’s annual incentive plan. (Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-12139, is incorporated herein by reference.)*

10.25	Form of Restricted Stock Agreement, as amended, under the amended 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 10.3 to the Company’s Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.26	Form of Restricted Stock Unit Agreement, as amended, under the amended 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 10.4 to the Company’s Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.27	Form of Non-Compete and Confidentiality Agreement for exempt U.S. employees, substantially as executed by Emile Z. Chammas, Senior Vice President, of the Company. (Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-12139, is incorporated herein by reference.)*

10.28	Form of Sealed Air Corporation Performance Share Units Award Grant 2011-2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report April 7, 2011, File No. 1-12139, is incorporated herein by reference.)*

10.29	Form of Sealed Air Corporation Performance Share Units Award Grant 2012-2014 (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 1-12139, is incorporated herein by reference.)*

10.30	Form of Sealed Air Corporation Performance Share Units Award Grant 2012 to the Chief Executive Officer (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 1-12139, is incorporated herein by reference.)*

10.31	Form of Sealed Air Corporation Performance Share Units Award Grant 2013-2015. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 1-12139, is incorporated herein by reference.)*

10.32	Commitment Letter, dated as of May 31, 2011, by and among Sealed Air Corporation and Citigroup Global Markets Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 31, 2011, File No. 1-12139, is incorporated herein by reference.)

10.33	Amended and Restated Commitment Letter, dated as of June 17, 2011, by and among Sealed Air Corporation, Citigroup Global Markets Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas, BNP Paribas Securities Corp., The Royal Bank of Scotland plc and RBS Securities Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 17, 2011, File No. 1-12139, is incorporated herein by reference.)

10.34	Purchase Agreement, dated as of September 16, 2011, by and among the Company, as issuer, and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, for themselves and the other initial purchasers named therein, regarding Sealed Air Corporation’s 8.125% Senior Notes Due 2019 and 8.375% Senior Notes Due 2021 (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report September 16, 2011, File No. 1-12139, is incorporated herein by reference.)

10.35	Syndicated Facility Agreement, dated as of October 3, 2011, by and among Sealed Air, certain subsidiaries of Sealed Air party thereto, the lenders party thereto, Citibank, N.A., as agent and the other agents party thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

Exhibit Number	Description

10.36	Series A Preferred Stock Purchase Agreement, dated as of October 3, 2011, by and among Diversey Holdings, Inc., Sealed Air and Solution Acquisition Corp. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

10.37	Employment Agreement, dated August 29, 2012 between Jerome A. Peribere and the Company, as supplemented on October 11, 2012. (Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-12139, is incorporated herein by reference.)*

10.38	Equity Interest Purchase Agreement, dated as of October 30, 2012, by and between Sealed Air Corporation, Sealed Air Netherlands Holdings V B.V., and DC Co., Ltd., as amended on November 9, 2012, and further amended November 14, 2012. (Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-12139, is incorporated herein by reference.)

10.39	Restatement Agreement, dated November 15, 2012, by and among Sealed Air Corporation and certain subsidiaries of Sealed Air Corporation party thereto, the lenders party thereto, Citibank, N.A., as agent and other agents party thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report November 13, 2012, File No. 1-12139, is incorporated herein by reference.)

10.40	Amended and Restated Syndicated Facility Agreement, dated November 15, 2012, by and among Sealed Air Corporation and certain subsidiaries of Sealed Air Corporation party thereto, the lenders party thereto, Citibank, N.A., as agent and other agents party thereto. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report November 13, 2012, File No. 1-12139, is incorporated herein by reference.)

10.41	Amendment No. 1, dated November 27, 2013, to the Amended and Restated Syndicated Facility Agreement by and among Sealed Air Corporation and certain subsidiaries of Sealed Air Corporation party thereto, the lenders party thereto, Citibank, N.A., as agent, and the other parties thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report November 27, 2013, File No. 1-12139, is incorporated herein by reference.)

10.42	Employment Agreement, dated December 1, 2010, between Yagmur Sagnak and the Company. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 1-12139, is incorporated herein by reference.)*

12.1	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

31.1	Certification of Jerome A. Peribere, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated February 28, 2014.

31.2	Certification of Carol P. Lowe, Senior Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated February 28, 2014.

32	Certification of Jerome A. Peribere, President and Chief Executive Officer of the Company, and Carol P. Lowe, Senior Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated February 28, 2014.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

Exhibit Number	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.

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

Schedule

SEALED AIR CORPORATION AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2013, 2012 and 2011

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Foreign Currency Translation and Other	Balance at End of Year
	(in millions of dollars)
Year ended December 31, 2013:
Allowance for doubtful accounts	$25.6	$11.6	$(5.4	)(1)	$(0.4)	$31.4
Inventory obsolescence reserve	$27.5	$(0.3)	$(1.5	)(2)	$(0.8)	$24.9
Year ended December 31, 2012:
Allowance for doubtful accounts	$15.9	$14.3	$(7.8	)(1)	$3.2	$25.6
Inventory obsolescence reserve	$23.3	$13.9	$(14.1	)(2)	$4.4	$27.5
Year ended December 31, 2011:
Allowance for doubtful accounts	$16.6	$8.9	$(8.2	)(1)	$(1.4)	$15.9
Inventory obsolescence reserve	$22.5	$9.5	$(7.9	)(2)	$(0.8)	$23.3

(1)	Primarily accounts receivable balances written off, net of recoveries.
(2)	Primarily items removed from inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)

By:	/S/ JEROME A. PERIBERE
Jerome A. Peribere
President and Chief Executive Officer

Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/S/ JEROME A. PERIBERE Jerome A. Peribere	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014

By:	/S/ CAROL P. LOWE Carol P. Lowe	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2014

By:	/S/ WILLIAM G. STIEHL William G. Stiehl	Chief Accounting Officer and Controller	February 28, 2014

By:	/S/ HANK BROWN Hank Brown	Director	February 28, 2014

By:	/S/ MICHAEL CHU Michael Chu	Director	February 28, 2014

By:	/S/ LAWRENCE R. CODEY Lawrence R. Codey	Director	February 28, 2014

By:	/S/ PATRICK DUFF Patrick Duff	Director	February 28, 2014

By:	/S/ JACQUELINE B. KOSECOFF Jacqueline B. Kosecoff	Director	February 28, 2014

By:	/S/ KENNETH P. MANNING Kenneth P. Manning	Director	February 28, 2014

By:	/S/ WILLIAM J. MARINO William J. Marino	Director	February 28, 2014

By:	/S/ RICHARD L. WAMBOLD Richard L. Wambold	Director	February 28, 2014

By:	/S/ JERRY R. WHITAKER Jerry R. Whitaker	Director	February 28, 2014