Form 10-Q
period 2014-03-31
SEALED AIR CORP/DE
filed 2014-05-07
CIK 1012100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 215,926,450 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of April 30, 2014.

SEALED AIR CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar expressions. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. These statements reflect our beliefs and expectations as to future events and trends affecting our business, our condensed consolidated financial condition and results of operations. These forward-looking statements are based upon our current expectations concerning future events and discuss, among other things, anticipated future financial performance and future business plans. Examples of these forward-looking statements include projections regarding our 2014 outlook and other projections relating to our financial performance in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: the expected cash tax benefits associated with the Settlement agreement (as defined in Note 14, “Commitments and Contingencies”); global economic and political conditions; changes in our credit ratings; changes in raw material pricing and availability; changes in energy costs; competitive conditions; success of our restructuring activities; currency translation and devaluation effects, including in Venezuela; the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts; the effects of animal and food-related health issues; pandemics; consumer preferences; environmental matters; regulatory actions and legal matters; successful integration of Diversey and the other information referenced below in Part II, Item 1A, “Risk Factors.” Except as required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Non-U.S. GAAP Information

We present financial information that conforms to Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). We also present financial information that does not conform to U.S. GAAP, which we refer to as non-U.S. GAAP, as our management believes it is useful to investors. In addition, non-U.S. GAAP measures are used by management to review and analyze our operating performance and, along with other data, as internal measures for setting annual budgets and forecasts, assessing financial performance, providing guidance and comparing our financial performance with our peers. The non-U.S. GAAP information has limitations as an analytical tool and should not be considered in isolation from or as a substitute for U.S. GAAP information. It does not purport to represent any similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Non-U.S. GAAP financial measures that we present may not be comparable with similarly titled measures used by others. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures. See Note 4, “Segments” for a reconciliation of non-U.S. GAAP financial measures to U.S. GAAP.

Our management may assess our financial results both on a U.S. GAAP basis and on a non-U.S. GAAP basis. Non-U.S. GAAP financial measures provide management with additional means to understand and evaluate the core operating results and trends in our ongoing business by eliminating certain one-time expenses and/or gains (which may not occur in each period presented) and other items that management believes might otherwise make comparisons of our ongoing business with prior periods and peers more difficult, obscure trends in ongoing operations or reduce management’s ability to make useful forecasts.

Our non-U.S. GAAP financial measures may also be considered in calculations of our performance measures set by the Organization and Compensation Committee of our Board of Directors for purposes of determining incentive compensation. The non-U.S. GAAP financial metric mentioned above excludes items that we consider as unusual or special items. We evaluate unusual or special items on an individual basis. Our evaluation of whether to exclude an unusual or special item for purposes of determining our non-U.S. GAAP financial measures considers both the quantitative and qualitative aspects of the item, including among other things (i) its nature, (ii) whether or not it relates to our ongoing business operations, and (iii) whether or not we expect it to occur as part of our normal business on a regular basis.

We also present adjusted income tax rate or provision (“Adjusted Tax Rate”). The adjusted tax rate is a measure of our U.S. GAAP effective tax rate, adjusted to exclude the tax impact from the special items that are excluded from our Adjusted Net Earnings and Adjusted EPS metrics. The adjusted tax rate is an indicator of the taxes on our core business. The tax situation and effective tax rate in the specific countries where the excluded or special items occur will determine the impact (positive or negative) to the adjusted tax rate.

In our “Net Sales by Geographic Region,” “Components of Change in Net Sales by Segment” and in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar,” or “organic.” Changes in net sales excluding the impact of foreign currency translation are non-U.S. GAAP financial measures. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot control changes in foreign currency exchange rates. Consequently, when our management looks at our financial results to measure the core performance of our business, we exclude the impact of foreign currency translation by translating our current period results at prior period foreign currency exchange rates. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, our management believes that these presentations are useful internally and may be useful to investors.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$413.1	$992.4
Trade receivables, net of allowance for doubtful accounts of $32.6 in 2014 and $31.4 in 2013	911.6	1,126.4
Other receivables	154.6	147.9
Inventories	774.0	688.4
Deferred taxes	97.8	377.7
Prepaid expenses and other current assets	319.4	84.9

Total current assets	2,670.5	3,417.7
Property and equipment, net	1,118.4	1,134.5
Goodwill	3,115.7	3,114.6
Intangible assets, net	990.2	1,016.9
Non-current deferred taxes	83.4	63.1
Other assets, net	592.1	387.4

Total assets	$8,570.3	$9,134.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$685.0	$81.6
Current portion of long-term debt	10.6	201.5
Accounts payable	573.0	524.5
Deferred taxes	9.7	8.1
Settlement agreement and related accrued interest	—	925.1
Accrued restructuring costs	56.8	69.6
Other current liabilities	790.3	890.4

Total current liabilities	2,125.4	2,700.8
Long-term debt, less current portion	4,110.5	4,116.4
Non-current deferred taxes	227.7	278.6
Other liabilities	626.3	647.9

Total liabilities	7,089.9	7,743.7

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2014 and 2013	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 224,542,623 in 2014 and 205,707,580 in 2013; shares outstanding; 215,901,027 in 2014 and 196,198,672 in 2013	22.5	20.6
Common stock reserved for issuance related to Settlement agreement, $0.10 par value per share, no shares in 2014 and 18,000,000 shares in 2013	—	1.8
Additional paid-in capital	1,708.8	1,695.3
Retained earnings	319.7	276.4
Common stock in treasury, 8,641,596 shares in 2014 and 9,508,908 shares in 2013	(297.1)	(327.6)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(144.4)	(146.2)
Cumulative translation adjustment	(132.0)	(134.4)
Unrealized gain on derivative instruments	1.5	3.2

Total accumulated other comprehensive loss, net of taxes	(274.9)	(277.4)

Total parent company stockholders’ equity	1,479.0	1,389.1
Noncontrolling interests	1.4	1.4

Total stockholders’ equity	1,480.4	1,390.5

Total liabilities and stockholders’ equity	$8,570.3	$9,134.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Net sales	$1,827.7	$1,828.9
Cost of sales	1,186.7	1,216.7

Gross profit	641.0	612.2
Selling, general and administrative expenses	447.4	434.7
Amortization expense of intangible assets acquired	31.2	31.9
Stock appreciation rights expense	0.5	18.0
Costs related to the acquisition and integration of Diversey	0.9	0.4
Restructuring and other charges (credits)	6.1	(0.2)

Operating profit	154.9	127.4
Interest expense	(78.5)	(90.8)
Foreign currency exchange losses related to Venezuelan subsidiaries	(15.0)	(13.1)
Gain from Claims Settlement	21.1	—
Loss on debt redemption	(0.4)	(32.3)
Other income (expense), net	0.4	0.3

Earnings (loss) from continuing operations before income tax provision (benefit)	82.5	(8.5)
Income tax provision (benefit)	10.7	(9.2)

Net earnings from continuing operations	71.8	0.7
Net earnings from discontinued operations	—	2.0

Net earnings available to common stockholders	$71.8	$2.7

Net earnings per common share:
Basic:
Continuing operations	$0.35	$—
Discontinued operations	—	0.01

Net earnings per common share—basic	$0.35	$0.01

Diluted:
Continuing operations	$0.33	$—
Discontinued operations	—	0.01

Net earnings per common share—diluted	$0.33	$0.01

Dividends per common share	$0.13	$0.13

Weighted average number of common shares outstanding:
Basic	206.7	193.8

Diluted	214.5	212.7

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2014	2013
Net earnings available to common stockholders	$71.8	$2.7
Other comprehensive income (loss), net of taxes:
Recognition of deferred pension items, net of taxes of $0.3 in 2014 and $1.5 in 2013	1.8	5.1
Foreign currency translation adjustments	2.4	(21.9)

Unrealized (losses) gains on derivative instruments, net of taxes of $(0.8) in 2014 and $0.3 in 2013	(1.7)	0.1

Comprehensive income (loss), net of taxes	$74.3	$(14.0)

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2014	2013

Net earnings available to common stockholders from continuing operations	$71.8	$0.7
Adjustments to reconcile net earnings to net cash used in operating activities from continuing operations:
Depreciation and amortization	68.3	71.9
Share-based incentive compensation	14.5	7.6
Profit sharing expense	9.5	9.9
Costs related to the acquisition and integration of Diversey	0.9	0.4
Amortization of senior debt related items and other	2.4	4.3
Non-cash change in forward contracts	(2.5)	0.2
Loss on debt redemption	0.4	32.3
Provisions for bad debt	1.7	2.4
Gain from Claims Settlement	(21.1)	—
Provisions for inventory obsolescence	4.1	1.9
Deferred taxes, net	(1.1)	(38.8)
Net loss (gain) on disposals of property and equipment and other	0.1	(0.2)
Changes in operating assets and liabilities:
Trade receivables, net	(9.1)	4.6
Inventories	(91.9)	(79.6)
Other assets	(23.3)	(62.0)
Accounts payable	53.4	99.5
Settlement agreement and related accrued interest	(929.7)	12.1
Other liabilities	(80.9)	(105.0)

Net cash used in operating activities from continuing operations	(932.5)	(37.8)

Cash flows from investing activities from continuing operations:
Capital expenditures for property and equipment	(28.4)	(25.5)
Proceeds from sales of property and equipment	1.4	1.3

Net cash used in investing activities from continuing operations	(27.0)	(24.2)

Cash flows from financing activities from continuing operations:
Net proceeds from short-term borrowings	603.4	37.7
Payments of long-term debt	(200.4)	(428.0)
Proceeds from long-term debt	—	425.0
Dividends paid on common stock	(28.4)	(25.4)
Acquisition of common stock for tax withholding obligations under our 2005 contingent stock plan	(2.6)	(3.9)
Payments of debt issuance costs	—	(7.7)
Payments for debt extinguishment costs	—	(26.2)
Other financing activities	—	(0.5)

Net cash provided by (used in) financing activities from continuing operations	372.0	(29.0)

Effect of foreign currency exchange rate changes on cash and cash equivalents	8.2	39.0

Net change in cash and cash equivalents from continuing operations	(579.3)	(52.0)

Net cash used in operating activities from discontinued operations	—	(1.5)
Net cash used in investing activities from discontinued operations	—	(0.3)
Net cash used in financing activities from discontinued operations	—	—

Net change in cash and cash equivalents from discontinued operations	—	(1.8)

Cash and cash equivalents:
Balance, beginning of period	992.4	679.6
Net change during the period	(579.3)	(53.8)

Balance, end of period	$413.1	$625.8

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$519.1	$109.9

Income tax payments	$14.7	$31.2

Stock appreciation rights payments (less amounts included in restructuring payments)	$14.2	$17.5

Restructuring payments	$26.6	$24.4

Non-cash items:
Transfers of shares of our common stock from treasury as part of our 2013 and 2012 profit-sharing plan contributions	$33.2	$18.7

Transfer of shares of our common stock reserved as part of the funding of the Settlement agreement	$1.8	$—

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

Basis of Presentation

Our condensed consolidated financial statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our condensed consolidated balance sheet as of March 31, 2014 and our condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 have been made. The results set forth in our condensed consolidated statements of operations for the three months ended March 31, 2014 and in our condensed consolidated statements of cash flows for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, had no impact on our condensed consolidated financial condition, results of operations and cash flows.

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

We are responsible for the unaudited condensed consolidated financial statements and notes included in this report. As these are condensed financial statements, they should be read in conjunction with the audited condensed consolidated financial statements and notes included in our 2013 Annual Report on Form 10-K and with the information contained in other publicly-available filings with the SEC.

On December 6, 2013, we completed the sale of our rigid medical packaging business. The operating results for the rigid medical packaging business were reclassified to discontinued operations, net of tax, on the condensed consolidated statements of operations for the three months ended March 31, 2013. Prior year disclosures in the condensed consolidated statement of cash flows and the notes to condensed consolidated financial statements have been revised accordingly. See Note 3, “Divestiture” for further information.

Effective as of January 1, 2014, we changed our segment reporting structure. See Note 4, “Segments” for further information.

(2) Recently Issued Accounting Standards

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, ASU 2014-08 should not be applied to a component that is classified as held for sale before the effective date even if the component is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The effects of ASU 2014-08 will depend on any future disposals by the Company.

(3) Divestiture

On December 6, 2013, we completed the sale of the rigid medical packaging business to a private equity firm, Mason Wells Buyout Fund III, L.P. for gross proceeds of $125 million, including certain purchase price adjustments. Net proceeds were $122 million. We recorded a pre-tax gain on the sale of $40 million ($23 million net of tax) which is included in net earnings in the condensed consolidated statement of operations for the year ended December 31, 2013.

The rigid medical packaging business was included in our Other Category and was comprised of: Nelipak Holdings, located in the Netherlands and Ireland, Alga Plastics, located in the U.S. and ATE located in Costa Rica.

The results of the rigid medical packaging business are presented as discontinued operations, net of tax, in the condensed consolidated statements of operations for the three months ended March 31, 2013 and cash flows and related disclosures and, as such, have been excluded from both continuing operations and segment results for all periods presented. The operating results of the retained portion of the previously reported Medical Applications business continue to be part of our Other Category.

Following is selected financial information included in net earnings from discontinued operations:

Three Months Ended March 31, 2013
Net sales	$23.9

Operating profit	$2.8

Earnings before income tax provision	$2.7

Income tax provision	0.7

Net earnings from discontinued operations, net of tax	$2.0

(4) Segments

Effective as of January 1, 2014, we changed our segment reporting structure in order to reflect the way management now makes operating decisions and manages the growth and profitability of the business. This change corresponds with management’s current approach of allocating costs and resources and assessing the performance of our segments. We report our segment information in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 280, “Segment Reporting,” (“FASB ASC Topic 280”). There has been no change in our total condensed consolidated financial condition or results of operations previously reported as a result of the change in our segment structure. There were no changes to the reportable segment assets as a result of the change in segment reporting.

As a result, the Company’s new segment reporting structure consists of three reportable segments and an “Other” category and is as follows:

•	Food Care;

•	Diversey Care;

•	Product Care; and

•	Other (includes Corporate, Medical Applications and New Ventures businesses)

The Company’s Food Care, Diversey Care and Product Care segments are considered reportable segments under FASB ASC Topic 280. Our reportable segments are aligned with similar groups of products. Other includes Corporate and the Medical Applications and New Ventures businesses. The Medical Applications and New Ventures businesses were previously included in the Company’s “Other Category.” Other includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions and cost recovery variances not allocated to the reportable segments from global functional expenses.

Other also includes all items the Company categorizes as special or unusual items that are reported on the condensed consolidated statements of operations. These special items primarily consist of restructuring and other associated costs, expenses related to stock appreciation rights (“SARs”), which were issued in connection with the acquisition of Diversey in 2011, loss on debt redemptions and foreign currency exchange gains/losses related to Venezuelan subsidiaries.

As of January 1, 2014, the Company also changed the segment performance measure in which the chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, assesses segment performance and makes allocation decisions by segment from operating profit (a U.S. GAAP financial measure) to Adjusted EBITDA (a non-U.S. GAAP financial measure). Adjusted EBITDA is defined as Earnings before Interest Expense, Taxes, Depreciation and Amortization, adjusted to exclude the impact of special items. See “Use of Non-U.S. GAAP Information” above for further information of our use of non-U.S. GAAP measures.

We allocate and disclose depreciation and amortization expense to our segments, although property and equipment, net is not allocated to the segment assets, nor is depreciation and amortization included in the segment performance metric Adjusted EBITDA. We also disclose restructuring and other charges by segment, although it is not included in the segment performance metric Adjusted EBITDA since restructuring and other charges is categorized as a special item as discussed above. The accounting policies of the reportable segments and Other are the same as those applied to the condensed consolidated financial statements.

The changes in the Company’s segment structure and segment performance measure better provides the CODM with information to assess segment performance and to make resource and allocation decisions, as the new segment structure and performance measure reflect the current management of our businesses. Accordingly, the new measure will also assist our investors by providing them with a better understanding of the segment so that the user can make a more informed decision about the Company, which is consistent with FASB ASC Topic 280.

The following tables show net sales and Adjusted EBITDA by our segment reporting structure:

	Three Months Ended March 31,
	2014	2013
Net Sales:
Food Care	$904.3	$903.1
As a % of Total Company net sales	49.5%	49.4%
Diversey Care	505.1	512.9
As a % of Total Company net sales	27.6%	28.0%
Product Care	393.8	387.2
As a % of Total Company net sales	21.5%	21.2%

Total Reportable Segments Net Sales	1,803.2	1,803.2
Other	24.5	25.7

Total Company Net Sales	$1,827.7	$1,828.9

Adjusted EBITDA:
Food Care	$159.5	$145.7
Adjusted EBITDA Margin	17.6%	16.1%
Diversey Care	44.5	42.6
Adjusted EBITDA Margin	8.8%	8.3%
Product Care	70.1	62.6
Adjusted EBITDA Margin	17.8%	16.2%

Total Reportable Segments Adjusted EBITDA	274.1	250.9
Other	(22.0)	(19.5)

Non-U.S. GAAP Total Company Adjusted EBITDA	$252.1	$231.4

Adjusted EBITDA Margin	13.8%	12.7%

The following table shows a reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP net earnings from continuing operations:

	Three Months Ended March 31,
	2014	2013

Non-U.S. GAAP Total Company Adjusted EBITDA	$252.1	$231.4
Depreciation and amortization (1)	(82.8)	(79.5)
Special items(2):

Restructuring and other charges(3)	(6.1)	0.2
Other restructuring associated costs included in cost of sales and selling general and administrative expenses	(4.6)	(5.9)

SARs	(0.5)	(18.0)

Costs related to the acquisition and integration of Diversey	(0.9)	(0.4)

Foreign currency exchange losses related to Venezuelan subsidiaries	(15.0)	(13.1)

Loss on debt redemption	(0.4)	(32.3)

Gain from Claims Settlement in 2014, Settlement agreement related costs in 2013	21.1	(0.1)

Other expense, net	(1.9)	—

Interest expense	(78.5)	(90.8)

Income tax provision (benefit)	10.7	(9.2)

U.S. GAAP net earnings from continuing operations	$71.8	$0.7

(1)	Depreciation and amortization by segment is as follows:

	Three Months Ended March 31,
	2014	2013
Food Care	$32.0	$30.2
Diversey Care	32.3	34.7
Product Care	10.6	9.7

Total reportable segments	74.9	74.6
Other	7.9	4.9

Total Company depreciation and amortization	$82.8	$79.5

(2)	Includes items were consider unusual or special items. See “Non-U.S. GAAP information” above for further information.
(3)	Restructuring and other charges by segment is as follows:

	Three Months Ended March 31,
	2014	2013
Food Care	$4.1	$(1.4)
Diversey Care	0.4	(0.8)
Product Care	1.5	2.0

Total reportable segments	6.0	(0.2)
Other	0.1	—

Total Company restructuring and other charges	$6.1	$(0.2)

Allocation of Goodwill and Identifiable Intangible Assets to Reportable Segments

Our management views goodwill and identifiable intangible assets as corporate assets, so we do not allocate their balances to the reportable segments. However, we are required to allocate their balances to each reporting unit to perform our annual impairment review, which we do during the fourth quarter of the year. There was no change to the allocation of goodwill by reporting unit as a result of the change in our reportable segment structure discussed above. See Note 7, “Goodwill and Identifiable Intangible Assets,” for the allocation of goodwill and identifiable intangible assets and the changes in their balances in the three months ended March 31, 2014 by our segment reporting structure, and the details of our impairment review.

(5) Inventories

The following table details our inventories and the reduction of certain inventories to a LIFO basis:

	March 31, 2014	December 31, 2013
Inventories (at FIFO, which approximates replacement value):
Raw materials	$121.4	$116.6
Work in process	124.0	110.9
Finished goods	579.7	514.5

Subtotal (at FIFO)	825.1	742.0

Reduction of certain inventories to LIFO basis	(51.1)	(53.6)

Total	$774.0	$688.4

We determine the value of some of our non-equipment U.S. inventories by the last-in, first-out, or LIFO, inventory method. U.S. inventories determined by the LIFO method were $117 million at March 31, 2014 and $101 million at December 31, 2013.

(6) Property and Equipment, net

The following table details our property and equipment, net:

	March 31, 2014	December 31, 2013
Land and improvements	$136.3	$135.8
Buildings	731.2	729.6
Machinery and equipment	2,502.9	2,488.4
Other property and equipment	167.5	164.8
Construction-in-progress	100.7	107.1

Property and equipment, gross	3,638.6	3,625.7

Accumulated depreciation and amortization	(2,520.2)	(2,491.2)

Property and equipment, net	$1,118.4	$1,134.5

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment:

	Three Months Ended March 31,
	2014	2013
Interest cost capitalized	$1.3	$1.4

Depreciation and amortization expense for property and equipment	$37.1	$40.0

(7) Goodwill and Identifiable Intangible Assets

Goodwill

The following table shows our goodwill balances by our segment reporting structure. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of March 31, 2014, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

	Gross Value at December 31, 2013	Accumulated Impairment	Carrying Value at December 31, 2013	Impact of Foreign Currency Translation Three Months Ended March 31, 2014	Gross Value at March 31, 2014	Accumulated Impairment	Carrying Value at March 31, 2014
Food Care	$833.7	$(208.0)	$625.7	$2.4	$836.1	$(208.0)	$628.1
Diversey Care	1,994.1	(883.0)	1,111.1	(1.6)	1,992.5	(883.0)	1,109.5
Product Care	1,372.8	—	1,372.8	0.1	1,372.9	—	1,372.9
Other	5.0	—	5.0	0.2	5.2	—	5.2

Total	$4,205.6	$(1,091.0)	$3,114.6	$1.1	$4,206.7	$(1,091.0)	$3,115.7

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives. We have determined that substantially all of the trademarks and trade names included below had indefinite useful lives as of March 31, 2014. As of March 31, 2014, there were no impairment indicators present.

	March 31, 2014				December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net

Customer relationships	$955.2	$(182.2)	(148.9)	$624.1	$961.3	$(171.2)	$(148.9)	$641.2
Trademarks and trade names	881.5	(0.1)	(630.2)	251.2	881.5	(0.1)	(630.2)	251.2
Technology	257.6	(140.6)	(22.2)	94.8	252.6	(128.0)	(22.2)	102.4
Contracts	44.1	(24.0)	—	20.1	44.0	(21.9)	—	22.1

Total	$2,138.4	$(346.9)	$(801.3)	$990.2	$2,139.4	$(321.2)	$(801.3)	$1,016.9

The following table shows the remaining estimated future amortization expense at March 31, 2014:

Year	Amount
2014	$83.1
2015	88.6
2016	84.4
2017	79.2
2018	70.1
Thereafter	333.7

Total	$739.1

(8) Accounts Receivable Securitization Programs

U.S. Accounts Receivable Securitization Program

We and a group of our U.S. subsidiaries maintain an accounts receivable securitization program with two banks and issuers of commercial paper administered by these banks. As of March 31, 2014, the maximum purchase limit for receivable interests was $125 million, subject to the availability limits described below.

The amounts available from time to time under this program may be less than $125 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During the three months ended March 31, 2014, the level of eligible assets available under the program was lower than $125 million primarily due to certain required reserves against our receivables. As a result, the amount available to us under the program was $99 million at March 31, 2014. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

This program expires annually in September and is renewable. We intend to extend the expiration date of the program in September 2014 for an additional year.

European Accounts Receivable Securitization Program

We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks and issuers of commercial paper administered by these banks. In February 2014, we added two additional subsidiaries into the program and extended the expiration date of the program to February 2015. The maximum purchase limit for receivable interests was €95 million, ($131 million equivalent at March 31, 2014) subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of March 31, 2014, the amount available under this program was €94 million ($129 million equivalent as of March 31, 2014).

The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. We do not have an equity interest in the SPV. However, since we are considered the primary beneficiary of the SPV, it meets the criteria to be classified as a variable interest entity and is included in our condensed consolidated financial statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV are classified as short-term borrowings on our consolidated balance sheet.

Utilization of Our Accounts Receivable Securitization Programs

Neither programs qualifies for sale accounting under FASB ASC 860, Transfers and Servicing, and as such, any borrowings are accounted for as secured borrowings on the condensed consolidated balance sheet. Financing costs associated with the programs are recorded as interest expense and other expense.

In connection with the funding of the payment of the Settlement agreement (as defined below) on February 3, 2014, we utilized both our U.S. and European programs. During the first three months of 2014, we utilized $88 million available to us under the U.S. program and €94 million ($129 million equivalent) available to us under the European program. The total amount of borrowings under the programs was $217 million and this amount was reclassified from trade receivables, net to other current assets and included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of March 31, 2014 in accordance with FASB ASC 860. The weighted average interest rate for these borrowings was 1.20% at March 31, 2014. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. Total interest expense related to the use of these programs was less than $1 million in the three months ended March 31, 2014.

Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at March 31, 2014 and December 31, 2013, as applicable.

As of December 31, 2013, we had no amounts outstanding under either the U.S. or European program, and we did not utilize these programs during 2013.

(9) Restructuring Activities

The following table details our restructuring activities.

	Three Months Ended March 31,
	2014			2013
	IOP	EQIP	Total	IOP

Other associated costs	$1.4	$2.7	$4.1	$5.3
Restructuring charges	1.3	4.8	6.1	(0.2)

Total	$2.7	$7.5	$10.2	$5.1

Earnings Quality Improvement Program (EQIP)

In May 2013, we announced the commencement of EQIP, which is an initiative to deliver meaningful cost savings and network optimization. The costs associated with this plan consist primarily of (i) a reduction in headcount, which is now expected to be approximately 750-900 due to revised estimates for projects currently underway, and other costs associated with divisional realignment and connected profitability improvement programs, including severance and termination benefits for employees, expected to be approximately $105 million to $120 million and (ii) costs and capital expenditures associated with incremental supply chain network optimization projects, including facility relocation and closures, expected to be approximately $85 million to $90 million. We currently estimate that we will incur total costs of approximately $190 million to $210 million in connection with implementation of this plan, including capital expenditures of approximately $50 million to $55 million. The plan is expected to be substantially completed by the end of 2016.

The associated costs included in the table above primarily consist of consulting and rebranding costs incurred in connection with the rebranding of the Company and its divisions, which were included in selling, general and administrative expenses on the condensed consolidated statements of operations for the three months ended March 31, 2014. The restructuring charges included in the table above primarily consist of termination and benefit costs.

The restructuring accrual, spending and other activity in the three months ended March 31, 2014 and the accrual balance remaining at March 31, 2014 related to this program were as follows:

EQIP restructuring accrual at December 31, 2013	$55.9
Accrual and accrual adjustments	4.8
Cash payments during 2014	(15.0)
Effect of changes in foreign currency exchange rates	0.1

EQIP restructuring accrual at March 31, 2014	$45.8

Cumulative cash payments made in connection with this program, including associated costs through March 31, 2014, were $55 million. We expect to pay $39 million of the accrual balance remaining at March 31, 2014 within the next twelve months. This amount is included in accrued restructuring costs on the condensed consolidated balance sheet at March 31, 2014. The majority of the remaining accrual of $7 million is expected to be paid in 2015 with minimal amounts to be paid out in 2016. This amount is included in other liabilities on our condensed consolidated balance sheet at March 31, 2014.

Capital Expenditures

Capital expenditures related to this program were $3 million in the three months ended March 31, 2014. Capital expenditures mainly relate to supply chain network optimization.

Integration and Optimization Program (IOP)

In December 2011, we initiated a restructuring program associated with the integration of Diversey’s business following our acquisition of Diversey on October 3, 2011. The program primarily consists of (i) reduction in headcount, (ii) consolidation of facilities, (iii) supply chain network optimization, and (iv) certain other capital expenditures. This program is expected to be substantially completed by the end of 2014.

The associated costs in the table above primarily consist of consulting fees included in selling, general and administrative expenses on the condensed consolidated statements of operations.

The restructuring accrual, spending and other activity in the three months ended March 31, 2014 and the accrual balance remaining at March 31, 2014 related to this program were as follows:

IOP restructuring accrual at December 31, 2013	$24.5
Accrual and accrual adjustments	1.3
Cash payments during 2014	(7.5)
Effect of changes in foreign currency exchange rates	(0.2)

IOP restructuring accrual at March 31, 2014	$18.1

Cumulative cash payments made in connection with this program, including associated costs through March 31, 2014, were $211 million. We expect to pay $17 million of the accrual balance remaining at March 31, 2014 within the next twelve months. This amount is included in accrued restructuring costs on the condensed consolidated balance sheet at March 31, 2014. The majority of the remaining accrual of $1 million is expected to be paid in 2015. This amount is included in other liabilities on our condensed consolidated balance sheet at March 31, 2014.

Capital Expenditures

Capital expenditures related to this program were less than $1 million in the three months ended March 31, 2014 and $4 million in the three months ended March 31, 2013. Capital expenditures mainly relate to facilities and supply chain network optimization.

(10) Debt and Credit Facilities

Our total debt outstanding consisted of the amounts included in the table below:

	March 31, 2014	December 31, 2013
Short-term borrowings (1)	$685.0	$81.6
Current portion of long-term debt(2) (3)	10.6	201.5

Total current debt	695.6	283.1
Term Loan A Facility due October 2016, less unamortized lender fees of $7.0 in 2014 and $8.4 in 2013 (2) (3)	628.6	634.8
Term Loan B Facility due October 2018, less unamortized lender fees of $7.0 in 2014 and $7.3 in 2013, and unamortized discount of $10.3 in 2014 and $10.8 in 2013 (3)	682.1	681.6
8.125% Senior Notes due September 2019	750.0	750.0
6.50% Senior Notes due December 2020	425.0	424.1
8.375% Senior Notes due September 2021	750.0	750.0
5.25% Senior Notes due April 2023	425.0	425.0
6.875% Senior Notes due July 2033, less unamortized discount of $1.4 in 2014 and 2013	448.6	448.6
Other	1.1	2.3

Total long-term debt, less current portion	4,110.5	4,116.4

Total debt(5)	$4,806.1	$4,399.5

(1)	Includes $217 million outstanding under our U.S. and European accounts receivable securitization programs and $385 million outstanding under our revolving credit facility as of March 31, 2014. The weighted average interest rate for the revolving credit facility borrowings was 2.72% at March 31, 2014.
(2)	The 12% Senior Notes due February 2014 (“12% Senior Notes”) were included in current portion of long-term debt as of December 31, 2013. We repaid the 12% Senior Notes upon their maturity using cash on hand and committed liquidity.
(3)	We reclassified $9 million of Term Loan A and Term Loan B installment payments to current portion of long term debt. In the three months ended March 31, 2014, we prepaid $50 million of our Term Loan A Facility, which was classified as current portion of long-term debt at December 31, 2013.
(4)	The weighted average interest rate on our total outstanding debt was 5.6% as of March 31, 2014 and 6.2% as of December 31, 2013.

Lines of Credit

The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including our senior secured credit facility, and the amounts available under our U.S. and European accounts receivable securitization programs. We are not subject to any material compensating balance requirements in connection with our lines of credit.

	March 31, 2014	December 31, 2013
Used lines of credit	$685.0	$81.6
Unused lines of credit	649.7	1,224.0

Total available lines of credit	$1,334.7	$1,305.6

Available lines of credit — committed	$951.2	$930.9
Available lines of credit — uncommitted	383.5	374.7

Total available lines of credit	$1,334.7	$1,305.6

Other Lines of Credit

Substantially all of other short-term borrowings of $83 million at March 31, 2014 and $82 million at December 31, 2013 were outstanding under lines of credit available to several of our foreign subsidiaries. The following table details our other lines of credit:

	March 31, 2014	December 31, 2013
Available lines of credit	$406.2	$396.6
Unused lines of credit	323.5	315.0
Weighted average interest rate	14.9%	12.3%

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Additionally, the senior secured credit facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the credit facility). We were in compliance with the above financial covenants and limitations at March 31, 2014.

(11) Derivatives and Hedging Activities

We report all derivative instruments on our balance sheet at fair value and establish criteria for designation and effectiveness of transactions entered into for hedging purposes.

Foreign Currency Forward Contracts Designated as Cash Flow Hedges

Net unrealized after tax gains (losses) related to these contracts that were included in other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 and any amounts reclassified to the condensed consolidated statements of operations were not material. The unrealized amounts in other comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period.

Foreign Currency Forward Contracts Not Designated as Hedges

The changes in fair value of these contracts are recognized in other income (expense), net, on our condensed consolidated statements of operations and are substantially offset by the remeasurement of the underlying foreign currency denominated items indicated above. These contracts predominantly have original maturities of less than 12 months.

Interest Rate Swaps

From time to time, we may use interest rate swaps to manage our mix of fixed and floating interest rates on our outstanding indebtedness.

At March 31, 2014 and December 31, 2013, we had $100 million notional amount of outstanding interest rate swaps, which did not materially impact our condensed consolidated results of operations or financial position.

Other Derivative Instruments

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to foreign exchange rates and interest rate and currency swaps related to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At March 31, 2014 and December 31, 2013, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

See Note 12, “Fair Value Measurements and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

Fair Value of Derivative Instruments

The following table details the fair value of our derivative instruments included on our condensed consolidated balance sheets.

	Fair Value of Asset Derivatives (1)		Fair Value of (Liability) Derivatives (1)
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)	$1.2	$3.4	$(1.3)	$(1.4)
Interest rate swaps (fair value hedges)	0.6	—	—	(1.0)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	13.4	7.1	(44.9)	(49.1)

Total	$15.2	$10.5	$(46.2)	$(51.5)

(1)	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the condensed consolidated balance sheets.

The following table details the effect of our derivative instruments on our condensed consolidated statements of operations. The gains and losses on foreign currency forward contracts included below were substantially offset by the losses and gains resulting from the remeasurement of the underlying foreign currency denominated items, which are included in other income (expense), net, on the condensed consolidated statement of operations. The underlying foreign currency denominated items includes third party and intercompany receivables and payables and intercompany loans. See “Foreign Currency Forward Contracts Not Designated as Hedges” above for further information.

	Amount of Gain (Loss) Recognized on Derivatives in Earnings(1) Three Months Ended March 31,
	2014	2013
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$2.3	$(0.3)
Interest rate swaps	0.5
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	(3.1)	(19.8)

Total	$(0.3)	$(20.1)

(1)	Amounts recognized on foreign currency forward contracts were included in other income (expense), net and amounts recognized on interest rate swaps were included in interest expense.

(12) Fair Value Measurements and Other Financial Instruments

Fair Value Measurements

In determining fair value of financial instruments, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in our assessment of fair value. We determine fair value of our financial instruments based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•	Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The following table details the fair value hierarchy of our financial instruments:

March 31, 2014	Total Fair Value	Level 1	Level 2	Level 3

Cash equivalents	$19.9	$—	$19.9	$—

Derivative financial instruments net asset (liability):

Interest rate swaps	$0.6	$—	$0.6	$—

Foreign currency forward contracts	$(31.6)	$—	$(31.6)	$—

December 31, 2013	Total Fair Value	Level 1	Level 2	Level 3

Cash equivalents	$491.9	$—	$491.9	$—

Derivative financial instruments net asset (liability):

Interest rate swaps	$(1.0)	$—	$(1.0)	$—

Foreign currency forward contracts	$(40.0)	$—	$(40.0)	$—

Cash Equivalents

Our cash equivalents at March 31, 2014 and December 31, 2013 consisted of commercial paper and time deposits (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

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

The table below shows the carrying amounts and estimated fair values of our total debt:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
12% Senior Notes due February 2014	$—	$—	$150.3	$150.6

Term Loan A Facility due October 2016	636.6	636.6	684.5	684.5

Term Loan B Facility due October 2018	682.4	682.4	681.6	681.6

8.125% Senior Notes due September 2019	750.0	838.4	750.0	841.4

6.50% Senior Notes due December 2020	425.0	469.1	424.1	456.7

8.375% Senior Notes due September 2021	750.0	863.3	750.0	853.1

5.25% Senior Notes due April 2023	425.0	429.3	425.0	414.7

6.875% Senior Notes due July 2033	448.6	453.7	448.6	431.2

Other foreign loans(1)	215.1	215.1	85.0	84.9

Other domestic loans(2)	473.4	473.4	0.4	0.4

Total debt	$4,806.1	$5,061.3	$4,399.5	$4,599.1

(1)	Includes $129 million outstanding under our European accounts receivable securitization program.
(2)	Includes $385 million outstanding under our revolving credit facility and $88 million outstanding under our U.S. accounts receivable securitization program.

As of March 31, 2014, we did not have any non–financial assets or liabilities that were carried at fair value on a recurring basis in the condensed consolidated financial statements or for which a fair value measurement was required. Included among our non-financial assets and liabilities are inventories, net property and equipment, goodwill, intangible assets, and asset retirement obligations.

(13) Income Taxes

Effective Income Tax Rate and Income Tax Provision

Our effective income rate from continuing operations for the three months ended March 31, 2014 was 13%. Our effective income tax rate benefited from a favorable earnings mix with earnings in jurisdictions with low tax rates. In addition, our rate benefited from certain favorable discrete items totaling approximately $13 million, including $7 million from a favorable tax settlement and approximately $6 million from the release of reserves related to the statute of limitations and a successful judicial verdict. The favorable factors were partially offset by the $15 million foreign currency exchange losses related to Venezuelan subsidiaries with no tax benefit and the lapse of various U.S. tax provisions (the “Extenders”), including the research and development credit and certain foreign provisions.

Our loss before income taxes from continuing operations for the three months ended March 31, 2013 was more than offset by an income tax benefit of $9 million (an effective income tax benefit rate of 108%), resulting in net earnings of $1 million. Our tax benefit for the three months ended March 31, 2013 benefitted from earnings in jurisdictions with low tax rates and losses in jurisdictions, such as the U.S., with high tax rates, as well as the retroactive reinstatement of certain tax provisions that were recorded as discrete items during the three months ended March 31, 2013. On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012, retroactively reinstating and extending the research and development tax credit and certain foreign tax provisions from January 1, 2012 through December 31, 2013. The favorable factors were partially offset by an increase in certain foreign tax rates, which increased our deferred tax liabilities and, by losses in jurisdictions where we did not have any tax benefit due to the applicable tax rate or valuation allowances.

Unrecognized Tax Benefits

As noted above, during the three months ended March 31, 2014, we reduced our unrecognized tax benefits by approximately $6 million. We have not changed our policy with regard to the reporting of penalties and interest related to unrecognized tax benefits.

(14) Commitments and Contingencies

Cryovac Transaction Commitments and Contingencies

Settlement Agreement and Related Costs

As discussed below, on February 3, 2014, the PI Settlement Plan (as defined below) implementing the Settlement agreement (as defined below) became effective with W. R. Grace & Co. emerging from bankruptcy on such date. As a result, the injunctions and releases provided by the PI Settlement Plan became effective. Set forth below is a historical summary of the related proceedings.

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

We recorded a pre-tax charge of approximately $850 million as a result of the Settlement agreement on our condensed consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:

•	a charge of $513 million covering a cash payment that we were required to make under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. Because we could not predict when a plan of reorganization would become effective, we recorded this liability as a current liability on our condensed consolidated balance sheet at December 31, 2002. Under the terms of the Settlement agreement, this amount accrued interest at a 5.5% annual rate from December 21, 2002 to the date of payment. We recorded this interest in interest expense on our condensed consolidated statements of operations and in Settlement agreement and related accrued interest on our condensed consolidated balance sheets. The accrued interest, which was compounded annually, was $412 million at December 31, 2013 and $364 million at December 31, 2012.

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

As discussed below, on February 3, 2014, the Company’s subsidiary, Cryovac, Inc., made the payments contemplated by the Settlement agreement, consisting of aggregate cash payments in the amount of $929.7 million to the WRG Asbestos PI Trust and the WRG Asbestos PD Trust and the transfer of 18 million shares of Sealed Air common stock (the “Settlement Shares”) to the PI Trust, in each case reflecting adjustments made in accordance with the Settlement agreement. In connection with the issuance of the Settlement Shares and their transfer to the PI Trust by Cryovac, the Company entered into a Registration Rights Agreement, dated as of February 3, 2014 (the “Registration Rights Agreement”), with the PI Trust as initial holder of the Settlement Shares. Under the Registration Rights Agreement, the Company was required to use reasonable best efforts to prepare and file with the SEC a shelf registration statement covering resales of the Settlement Shares on or prior to 60 days after the Effective Date, and to use reasonable best efforts to cause such shelf registration statement to be declared effective by the SEC as soon as reasonably practicable. This shelf registration statement was filed with the SEC on April 4, 2014, and became effective on such date.

We intend to deduct the payment mentioned above in our 2014 consolidated U.S. income tax return. As a result, we expect to incur a net operating loss for U.S. tax purposes in 2014 and intend to carry back a significant portion of this loss. We have classified the resulting anticipated tax refund of approximately $200 million as a non-current income tax receivable, included in other assets, net in the condensed consolidated balance sheet at March 31, 2014. The income tax receivable will be classified as a current asset in the reporting period that the Company believes the related cash tax benefit will be received within one year from the applicable reporting date.

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

In the Joint Proxy Statement furnished to their respective stockholders in connection with the Cryovac transaction, both parties to the transaction stated that it was their belief that Grace and its subsidiaries were adequately capitalized and would be adequately capitalized after the Cryovac transaction and that none of the transfers contemplated to occur in the Cryovac transaction would be a fraudulent transfer. They also stated their belief that the Cryovac transaction complied with other relevant laws. However, if a court applying the relevant legal standards had reached conclusions adverse to us, these determinations could have had a materially adverse effect on our condensed consolidated financial condition and results of operations.

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

In accordance with the PI Settlement Plan and the Settlement agreement, on the Effective Date, Cryovac, Inc. made aggregate cash payments in the amount of $929.7 million to the WRG Asbestos PI Trust (the “PI Trust”) and the WRG Asbestos PD Trust (the “PD Trust”) and transferred 18 million shares of Sealed Air common stock (the “Settlement Shares”) to the PI Trust, in each case reflecting adjustments made in accordance with the Settlement agreement. To fund the cash payment, we used $555 million of cash and cash equivalents and utilized borrowings of $260 million from our revolving credit facility and $115 million from our accounts receivable securitization programs. In connection with the issuance of the Settlement Shares and their transfer to the WRG Asbestos PI Trust by Cryovac, the Company entered into a Registration Rights Agreement, dated as of February 3, 2014 (the “Registration Rights Agreement”), with the WRG Asbestos PI Trust as initial holder of the Settlement Shares. Under the Registration Rights Agreement, the Company was required to use reasonable best efforts to prepare and file with the SEC a shelf registration statement covering resales of the Settlement Shares on or prior to 60 days after February 3, 2014, and to use reasonable best efforts to cause such shelf registration statement to be declared effective by the SEC as soon as reasonably practicable. This shelf registration statement was filed with the SEC on April 4, 2014, and became effective on such date.

Under the Plan and the Confirmation Orders, the Preliminary Injunction remained in place through the Effective Date and, on the Effective Date, the Plan and Settlement agreement injunctions and releases with respect to asbestos claims and certain other claims became effective. Thereafter, on February 19, 2014, Grace filed a motion with the Bankruptcy Court indicating that the Preliminary Injunction had been replaced by the Plan injunctions as of the Effective Date and seeking to dismiss with prejudice the proceedings in which the Preliminary Injunction was issued. On March 10, 2014, the Bankruptcy Court entered an order dismissing with prejudice the proceedings in which the Preliminary Injunction was issued. The Plan and the Confirmation Orders further provide for the channeling of existing and future asbestos claims to the PI Trust or the PD Trust, as applicable. In addition, under the Plan, the Confirmation Orders, and the Settlement agreement, Grace is required to indemnify us with respect to asbestos and certain other liabilities. Notwithstanding the foregoing, and although we believe the possibility to be remote, if any courts were to refuse to enforce the injunctions or releases contained in the PI Settlement Plan and the Settlement agreement with respect to any claims, and if, in addition, Grace were unwilling or unable to defend and indemnify the Company and its subsidiaries for such claims, then we could be required to pay substantial damages, which could have a material adverse effect on our condensed consolidated financial condition and results of operations.

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

As described above, the PI Settlement Plan became effective on February 3, 2014. In accordance with the above-mentioned December 31, 2009 order of the Canadian court, on the Effective Date the actions became permanently stayed until they are amended to remove the Grace parties as named defendants. The above-mentioned actions in the Manitoba Court of Queen’s Bench were dismissed by the Manitoba court as against the Grace parties on February 19, 2014 and it is anticipated that the remaining actions will now also be dismissed. Notwithstanding the foregoing, and although we believe the possibility to be remote, if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then we could be required to pay substantial damages, which we cannot estimate at this time and which could have a material adverse effect on our condensed consolidated financial condition and results of operations.

Additional Matters Related to the Cryovac Transaction

In view of Grace’s Chapter 11 filing, we may receive additional claims asserting that we are liable for obligations that Grace had agreed to retain in the Cryovac transaction and for which we may be contingently liable. To date, we are not aware of any material claims having been asserted or threatened against us.

Final determinations and accountings under the Cryovac transaction agreements with respect to matters pertaining to the transaction had not been completed at the time of Grace’s Chapter 11 filing in 2001. We filed claims in the bankruptcy proceeding that reflect the costs and liabilities that we have incurred or may incur that Grace and its affiliates agreed to retain or that are subject to indemnification by Grace and its affiliates under the Cryovac transaction agreements, other than payments to be made under the Settlement agreement. Grace has alleged that we are responsible for specified amounts under the Cryovac transaction agreements. On February 3, 2014, following Grace’s emergence from bankruptcy, the Company (for itself and its affiliates, collectively, the “Sealed Air Parties”) and Grace (for itself and its affiliates, collectively, the “Grace Parties”) entered into a claims settlement agreement (the “Claims Settlement”) to resolve certain of the parties’ claims against one another arising under the Cryovac transaction agreements (the “Transaction Claims”). Under the Claims Settlement, the Sealed Air Parties released and waived Transaction Claims against the Grace Parties other than asbestos-related claims, Fresenius-related claims, environmental claims, insurance claims, mass tort claims, non-monetary tax sharing agreement claims, certain claims listed in annexes to proofs of claim filed by the Sealed Air Companies in connection with the Grace bankruptcy, claims relating to certain matters described in the PI Settlement Plan, certain executory contract claims relating to certain leased sites or sites that were divided as part of the Cryovac transaction, and certain indemnification claims. Under the Claims Settlement, the Grace Parties released and waived Transaction Claims against the Sealed Air Companies other than non-monetary tax sharing agreement claims, certain executory contract claims relating to certain leased sites or sites that were divided as part of the Cryovac transaction, and certain indemnification claims. The Claims Settlement also provides that the Sealed Air Parties and the Grace Parties will share equally all fees and expenses relating to certain litigation brought by former Cryovac employees. Except to the extent that a claim is specifically referenced, the Claims Settlement does not supersede or affect the obligations of the parties under the PI Settlement Plan or our Settlement agreement.

Environmental Matters

We are subject to loss contingencies resulting from environmental laws and regulations, and we accrue for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals are not reduced by potential insurance recoveries, if any. We do not believe that it is reasonably possible that our liability in excess of the amounts that we have accrued for environmental matters will be material to our condensed consolidated financial condition or results of operations. Environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated.

We evaluate these liabilities periodically based on available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, we adjust the recorded accruals, as necessary. We believe that these exposures are not material to our condensed consolidated financial condition or results of operations. We believe that we have adequately reserved for all probable and estimable environmental exposures.

Guarantees and Indemnification Obligations

We are a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

•	product warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide that products will conform to specifications. We generally do not establish a liability for product warranty based on a percentage of sales or other formula. We accrue a warranty liability on a transaction-specific basis depending on the individual facts and circumstances related to each sale. Both the liability and annual expense related to product warranties are immaterial to our condensed consolidated financial position and results of operations; and

•	licenses of intellectual property by us to third parties in which we have agreed to indemnify the licensee against third party infringement claims.

Development Grant Matter

On May 25, 2010, one of our Italian subsidiaries received a demand from the Italian Ministry of Economic Development for the total repayment of grant monies paid to two of our former subsidiaries in the amount of €5 million. With accrued interest the total value of the demand currently stands at €10 million ($14 million equivalent at March 31, 2014). The grant monies had previously been certified as payable by the Italian authorities and the grant process was finalized and closed in 2006. We acquired the former subsidiaries in September 2001 as part of an acquisition. The substance of the repayment demand is that the former owners of the subsidiaries made fraudulent claims and used fraudulent documents to support their grant application prior to our acquisition. There is no suggestion that we or our Italian subsidiary were directly involved in the grant process, but as purchaser of the two companies, the Ministry is seeking repayment from our Italian subsidiary. Our Italian subsidiary submitted a total denial of liability in regard to this matter on June 30, 2010. A full hearing of the merits of the demand is scheduled for July 2014. At this interim stage of the proceedings we are not able to determine the eventual outcome of the case. Accordingly, we have not recorded a liability related to this matter. We do not expect this matter to be material to our full year condensed consolidated financial condition or results of operations, however the amount may be material to an interim reporting period.

(15) Stockholders’ Equity

Quarterly Cash Dividends

On February 18, 2014, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, or $28 million paid, on March 21, 2014 to stockholders of record at the close of business on March 7, 2014.

The dividend payments for the three months ended March 31, 2014 discussed above are recorded as reductions to cash and cash equivalents and retained earnings on our condensed consolidated balance sheets. Our credit facility and our senior notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our condensed consolidated financial condition and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.

Stock Appreciation Rights (“SARs”)

In connection with the acquisition of Diversey, Sealed Air exchanged Diversey’s cash-settled stock appreciation rights and stock options that were unvested as of May 31, 2011 and unexercised at October 3, 2011 into cash-settled stock appreciation rights based on Sealed Air common stock. As of March 31, 2014, total outstanding SARs was 0.8 million, and the total remaining unvested SARs was 0.3 million. The weighted average remaining vesting life of outstanding SARs was less than one year.

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

We recognized SARs expense of $1 million in the three months ended March 31, 2014 and $18 million in the three months ended March 31, 2013, related to SARs that were granted to Diversey employees who remained employees as of March 31, 2014 and 2013. Cash payments due to the exercise of these SARs were $14 million for the three months ended March 31, 2014 and $17 million for the three months ended March 31, 2013. As of March 31, 2014, the liability for the remaining outstanding SARs was $20 million and is included in other current ($11 million) and non-current liabilities ($9 million) on the condensed consolidated balance sheet.

In addition to the amounts discussed above, we recognized restructuring expense of less than $1 million in the three months ended March 31, 2014 and 2013 for SARs payments that were part of the termination and benefit costs for employees under the IOP.

This expense was included in restructuring and other charges on our condensed consolidated statements of operations. There were no cash payments due to the exercise of these SARs for the three months ended March 31, 2014. The remaining liability for SARs included in the restructuring programs was less than $1 million as of March 31, 2014.

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

The following table shows our total share-based incentive compensation expense:

	Three Months Ended March 31,
	2014	2013

Total share-based incentive compensation expense(1)	$14.5	$7.6

(1)	The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock or the expense or income related to SARs as such contributions are not considered share-based incentive compensation.

Special PSU Program for 2014

During March 2014, the Compensation Committee approved a special PSU award to the executive officers and a broader group of other employees under the 2005 Contingent Stock Plan. The following summarizes the key features of the PSU awards:

•	The PSU awards are earned principally based on achievement of specified levels of free cash flow (as defined in the award), above targets established in the Company’s three-year strategic plan, over the three-year performance period of 2014-2016.

•	In addition, no portion of an award is earned unless we achieve a minimum specified level of cumulative earnings per share during the performance period, in order to balance the free cash flow goal with an appropriate focus on generating earnings.

•	To further balance the incentives, the amount earned based on free cash flow performance will be reduced by 25% if our relative TSR (as defined in the award) for the performance period is below a certain percentile of an approved peer group of companies.

•	Any PSUs earned will be paid out in equal installments over two years, in early 2017 and, subject to an additional 2017 performance requirement, in early 2018.

These PSU awards are in addition to other 2014 long-term incentive compensation opportunities. We recognized $2 million of share-based compensation expense related to this award in the three months ended March 31, 2014.

Accumulated Other Comprehensive Loss

Included in stockholders’ equity on our condensed consolidated balance sheets is accumulated other comprehensive loss, the majority of which is unrecognized pension items of $144 million as of March 31, 2014. For the three months ended March 31, 2014, we reclassified $2 million of unrecognized pension items, net of taxes from accumulated other comprehensive income to other assets and other liabilities on the condensed consolidated balance sheets. See Note 15, “Profit Sharing, Retirement Savings Plans and Defined Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K for additional information related to unrecognized pension items included in accumulated other comprehensive loss.

(16) Other Income (Expense), net

The following table provides details of other income (expense), net:

	Three Months Ended March 31,
	2014	2013
Interest and dividend income	$3.6	$3.2
Net foreign exchange transaction losses	(2.0)	(1.6)
Bank fee expense	(1.6)	(1.6)
Non-controlling interests	0.2	0.2
Other, net	0.2	0.1

Other income, net	$0.4	$0.3

Gain from Claims Settlement

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, and in Note 14 above, on February 3, 2014, we entered into the Claims Settlement agreement. Under the Claims Settlement agreement, the Company released and waived certain claims against the Grace Parties and the Grace Parties released and waived certain claims against the Company. As a result, we recognized a gain of $21 million, which consisted of the release of $17 million of certain tax liabilities and $4 million of other associated liabilities.

(17) Net Earnings (Loss) Per Common Share

The following table shows the calculation of basic and diluted net earnings per common share under the two-class method:

	Three Months Ended March 31,
	2014	2013
Basic Net Earnings Per Common Share:

Numerator

Net earnings available to common stockholders	$71.8	$2.7

Distributed and allocated undistributed net earnings to non-vested restricted stockholders	(0.4)	(0.1)

Distributed and allocated undistributed net earnings to common stockholders	71.4	2.6

Distributed net earnings — dividends paid to common stockholders	(27.7)	(25.3)

Allocation of undistributed net earnings to common stockholders	$43.7	$(22.7)

Denominator

Weighted average number of common shares outstanding — basic	206.7	193.8

Basic net earnings per common share:

Distributed net earnings to common stockholders	$0.13	$0.13

Allocated undistributed net earnings (loss) to common stockholders	0.22	(0.12)

Basic net earnings per common share:	$0.35	$0.01

Diluted Net Earnings Per Common Share:

Numerator

Distributed and allocated undistributed net earnings to common stockholders	$71.4	$2.6

Add: Allocated undistributed net earnings to non-vested restricted stockholders	0.3	—

Less: Undistributed net earnings reallocated to non-vested restricted stockholders	(0.3)	—

Net earnings available to common stockholders — diluted	$71.4	$2.6

Denominator

Weighted average number of common shares outstanding — basic	206.7	193.8

Effect of assumed issuance of Settlement agreement shares (1)	6.6	18.0

Effect of non-vested restricted stock units	1.2	0.9

Weighted average number of common shares outstanding — diluted	214.5	212.7

Diluted net earnings per common share	$0.33	$0.01

(1)	The shares included above represent the weighted average number of shares from January 1, 2014 through February 3, 2014. The weighted average number of shares from February 3, 2014 through March 31, 2014 are included in the weighted average number of common shares outstanding-basic since they were issued on February 3, 2014 in connection with the Settlement agreement.

PSU Awards

Since the PSU awards include contingently issuable shares that are based on conditions other than earnings or market price, they are included in the diluted weighted average number of common shares outstanding when we meet the performance conditions as of that date. Shares related to the 2012, 2013 and 2014 PSU awards were not included in the diluted weighted average number of common shares outstanding for the three months ended March 31, 2014 because the target levels of their respective performance conditions were not met as of March 31, 2014.

Stock Leverage Opportunity Awards

The shares or units associated with the 2014 SLO awards are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the three months ended March 31, 2014. These shares or units will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of 2015. Once this determination is made, the shares or units will be included in diluted weighted average number of common shares outstanding if the impact to diluted net earnings per common share is dilutive. The numbers of shares or units associated with SLO awards for the three months ended March 31, 2014 and 2013 were nominal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2013 Annual Report on Form 10-K and our condensed consolidated financial statements and related notes set forth in Item 8 of Part II of our Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Statements,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.

In December 2013, we completed the sale of the rigid medical business. The operating results of the rigid medical business were reclassified to discontinued operations, net of tax, on the condensed consolidated statements of operations for the three months ended March 31, 2013. See Note 3, “Divestiture,” for details of our sale of the rigid medical business. The following MD&A is on a continuing operations basis unless otherwise noted.

Recent Events

New Segment Structure

Effective as of January 1, 2014, we changed our segment reporting structure. See Note 4, “Segments” for further information.

Settlement agreement

On February 3, 2014, we funded the cash payment of $930 million and issued 18 million shares of our common stock reserved under the Settlement agreement. To fund the cash payment, we used $555 million of cash and cash equivalents and utilized borrowings of $260 million under our revolving credit facility and $115 million from our accounts receivable securitization programs. See Note 14, “Commitments and Contingencies” for further information.

12% Senior Notes

On February 14, 2014, we repaid our 12% Senior Notes on their maturity date using cash on hand and committed liquidity. See Note 10, “Debt and Credit Facilities” for further information.

Full Year 2014 Outlook

Net sales for the full year 2014 are expected to be approximately $7.7 billion with organic growth of approximately 3% to 4%, which is due to positive trends in both product price/mix and volume, offset by the impact of product and customer rationalization of approximately 1% to 2% and an estimated unfavorable impact of more than 2% from foreign currency translation. Adjusted EPS is expected to be in the range of $1.50 to $1.60, which includes a revised Adjusted Tax Rate of approximately 27% from previously provided estimate of 25%.

The outlook for full year 2014 Adjusted EBITDA is now estimated to be at the high-end of the range of $1.05 billion to $1.07 billion as compared with 2013 Adjusted EBITDA of $1.04 billion. Free Cash Flow (defined as cash flow from operations less capital expenditures) is now expected to be approximately $425 million as compared to the previously provided outlook of $410 million. Capital expenditures are estimated to be approximately $170 million and cash restructuring payments related to EQIP and IOP are estimated to be $150 million. The outlook for Free Cash Flow excludes the impact of the Settlement agreement payment.

We also estimate 2014 interest expense to be approximately $295 million ($280 million of cash interest expense) and depreciation and amortization to be approximately $315 million.

Highlights of Financial Performance

Below are highlights of our financial performance. See below for U.S. GAAP to Non-U.S. GAAP reconciliations:

	Three Months Ended March 31,		% Change
	2014	2013
Net sales	$1,827.7	$1,828.9	(0.1)%

Gross profit	$641.0	$612.2	4.7%

As a % of net sales	35.1%	33.5%
Operating profit	$154.9	$127.4	21.6%

As a % of net sales	8.5%	7.0%
Net earnings available to common stockholders from continuing operations	$71.8	$0.7	# %

Net earnings per common share from continuing operations - basic	$0.35	$—	# %

Net earnings per common share from continuing operations - diluted	$0.33	$—	# %

Weighted average number of common shares outstanding:
Basic	206.7	193.8

Diluted	214.5	212.7

Non-U.S. GAAP Adjusted EBITDA from continuing operations	$252.1	$231.4	8.9%

Non-U.S. GAAP Adjusted EPS from continuing operations	$0.33	$0.23	43.5%

#	Denotes a variance greater than or equal to 100%.

The following table presents a reconciliation of our U.S. GAAP net earnings from continuing operations to our non-U.S. GAAP Adjusted EBITDA:

	Three Months Ended March 31,
	2014	2013
U.S. GAAP net earnings available to common stockholders from continuing operations	$71.8	$0.7
Income tax provision (benefit)	10.7	(9.2)
Interest expense	78.5	90.8
Depreciation and amortization	82.8	79.5

EBITDA	$243.8	$161.8
Special items (1)	8.3	69.6

Adjusted EBITDA	$252.1	$231.4

The following table presents a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP Adjusted EPS:

	Three Months Ended March 31,
	2014		2013
	Net Earnings	EPS	Net Earnings	EPS
U.S. GAAP net earnings and EPS available to common stockholders from continuing operations	$71.8	$0.33	$0.7	$—

Special items(1)	(0.4)	—	49.2	0.23

Non-U.S. GAAP adjusted net earnings and EPS available to common stockholders—continuing operations	$71.4	$0.33	$49.9	$0.23

Weighted average number of common shares outstanding - Diluted		214.5		212.7

(1)	For the three months ended March 31, 2014, this amount primarily includes foreign currency exchange losses related to Venezuelan subsidiaries of $15 million ($15 million, net of taxes), restructuring and other associated costs related to EQIP and IOP programs of $11 million ($8 million, net of taxes), partially offset by gain on Claims Settlement of $21 million ($21 million, net of taxes). For the three months ended March 31, 2013, this amount includes primarily loss on debt redemption of $32 million ($20 million, net of taxes), SARs expense of $18 million ($15 million, net of taxes), foreign currency exchange losses related to Venezuelan subsidiaries of $13 million ($11 million, net of taxes), and associated costs of $5 million ($3 million, net of taxes) related to our IOP. See Note 17, “Net Earnings (Loss) Per Common Share,” for details on the calculation of our U.S. GAAP basic and diluted EPS.

Our U.S. GAAP and non-U.S. GAAP adjusted income taxes are as follows:

	Three Months Ended March 31,
	2014		2013
	Provision	Effective Tax Rate	Provision	Effective Tax Rate
U.S. GAAP Income Taxes	$10.7	13.0%	$(9.2)	108.2%

Non-U.S. GAAP Income Taxes (Adjusted Tax Rate)	$19.4	21.4%	$11.2	18.3%

See “Use of Non-U.S. GAAP Information” above for further details.

Foreign Currency Translation Impact on Condensed Consolidated Financial Results

Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. Historically, the most significant currencies that have impacted the translation of our condensed consolidated financial results are the euro, the Australian dollar, the Brazilian real, the British pound, the Canadian dollar and the Mexican peso.

More than 60% of our net sales for the three months ended March 31, 2014 were generated outside the U.S.

The table below presents the approximate favorable or (unfavorable) impact foreign currency translation had on our condensed consolidated financial results.

Three Months Ended March 31, 2014
Net sales	$(51.9)

Cost of sales	$36.5

Selling, general and administrative expenses	$7.6

Adjusted EBITDA	$(8.2)

Net Sales by Geographic Region

Net sales by geographic region for the three months ended March 31, 2014 compared to 2013 were as follows:

	Three Months Ended
	March 31,		% Change
	2014	2013
North America	$721.8	$703.5	2.6%
As a % of net sales	39.5%	38.5%
Europe	589.8	584.6	0.9%
As a % of net sales	32.3%	32.0%
Latin America	184.1	196.4	(6.3)%
As a % of net sales	10.1%	10.7%
AMAT(1)	199.3	198.2	0.6%
As a % of net sales	10.9%	10.8%
JANZ(2)	132.7	146.2	(9.2)%
As a % of net sales	7.3%	8.0%

Total	$1,827.7	$1,828.9	—

(1)	AMAT consists of Asia, Middle East, Africa and Turkey
(2)	JANZ consists of Japan, Australia and New Zealand

The components of the change in net sales by geographic region for three months ended March 31, 2014 compared with 2013 were as follows:

Three Months Ended March 31, 2014	North America	Europe	Latin America	AMAT(1)	JANZ(2)	Total
Change in Net Sales

Volume-Units	$(9.3)	$(11.4)	$2.0	$8.3	$(1.3)	$(11.7)

% change	(1.3)%	(2.0)%	1.0%	4.2%	(0.9)%	(0.6)%

Product price/mix	33.5	2.3	17.5	5.9	3.2	62.4

% change	4.8%	0.4%	8.9%	3.0%	2.2%	3.4%

Foreign currency translation	(5.9)	14.3	(31.8)	(13.1)	(15.4)	(51.9)

% change	(0.8)%	2.4%	(16.3)%	(6.6)%	(10.5)%	(2.8)%

Total	$18.3	$5.2	$(12.3)	$1.1	$(13.5)	$(1.2)

% change	2.7%	0.8%	(6.4)%	0.6%	(9.2)%	—%
Impact of foreign currency translation	$5.9	$(14.3)	$31.8	$13.1	$15.4	$51.9

Total constant dollar change (Non-U.S. GAAP)	$24.2	$(9.1)	$19.5	$14.2	$1.9	$50.7

Constant dollar % change	3.5%	(1.6)%	9.9%	7.2%	1.3%	2.8%

Net Sales by Segment

The following table presents net sales by segment:

	Three Months Ended March 31,		%
	2014	2013	Change
Net Sales:
Food Care	$904.3	$903.1	0.1%
As a % of Total Company net sales	49.5%	49.4%
Diversey Care	505.1	512.9	(1.5)%
As a % of Total Company net sales	27.6%	28.0%
Product Care	393.8	387.2	1.7%
As a % of Total Company net sales	21.5%	21.2%

Total Reportable Segments Net Sales	1,803.2	1,803.2
Other	24.5	25.7	(4.7)%

Total Company Net Sales	$1,827.7	$1,828.9	—%

Components of Change in Net Sales by Segment

The following table presents the components of change in net sales by segment for three months ended March 31, 2014 compared with the same period of 2013. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

Three Months Ended
March 31, 2014	Food Care		Diversey Care		Product Care		Other		Total Company
Volume — Units	$(1.6)	(0.2)%	$(10.1)	(2.0)%	$1.8	0.5%	$(1.8)	(7.0)%	$(11.7)	(0.6)%

Product price/mix(1)	37.2	4.1	16.3	3.2	8.4	2.1	0.5	1.9	62.4	3.4

Foreign currency translation	(34.4)	(3.8)	(14.0)	(2.7)	(3.6)	(0.9)	0.1	0.4	(51.9)	(2.8)

Total change (U.S. GAAP)	$1.2	0.1%	$(7.8)	(1.5)%	$6.6	1.7%	$(1.2)	(4.7)%	$(1.2)	—%

Impact of foreign currency	$34.4	3.8	$14.0	2.7	$3.6	0.9	$(0.1)	(0.4)	$51.9	2.8

Total constant dollar change (Non-U.S. GAAP)	$35.6	3.9%	$6.2	1.2%	$10.2	2.6%	$(1.3)	(5.1)%	$50.7	2.8%

(1)	Our product price/mix reported above includes the net impact of our pricing actions and rebates as well as the period-to-period change in the mix of products sold. Also included in our reported product price/mix is the net effect of some of our customers purchasing our products in non-U.S. dollar or euro denominated countries at selling prices denominated in U.S. dollars or euros. This primarily arises when we export products from the U.S. and euro-zone countries. The impact to our reported product price/mix of these purchases in other countries at selling prices denominated in U.S. dollars or euros.

The following discussion of net sales is presented on a constant dollar or organic basis.

Food Care

The $36 million, or 4%, constant dollar increase in net sales in 2014 compared with 2013 was primarily due to favorable product price/mix in North America, Latin America and AMAT reflecting favorable results from the progression of our pricing initiatives implemented to offset increase in raw material costs, currency de-valuation and non-material inflationary costs. These favorable drivers were partially offset by lower unit volumes in JANZ mostly in Australia due to customer and product rationalization.

Diversey Care

The $6 million, or 1%, constant dollar increase in net sales in 2014 compared with 2013 was primarily due to favorable product price/mix in North America, Latin America and in AMAT. These increases were due to the favorable impact from the implementation of price increases, which began in late-2013 in all regions in an effort to offset increases in raw material costs and currency de-valuations. These favorable drivers were offset by lower unit volumes in Europe due to the continuing economic challenges in this region and our customer and product rationalization efforts.

Product Care

The $10 million, or 3%, constant dollar increase in net sales in 2014 compared with 2013 was primarily due to favorable product price/mix in North America reflecting results from the progression of our pricing initiatives implemented to offset increases in raw material costs and higher unit volumes in JANZ due to increase in sales to customers in the e-commerce sector. These favorable factors were offset by lower unit volumes in North America primarily reflecting the impact of a difficult shipping environment as a result of unfavorable weather conditions and, to a lesser extent, our customer and product rationalization efforts.

Cost of Sales

Cost of sales for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,		%
	2014	2013	Change

Cost of sales	1,186.7	1,216.7	(2.5)%

As a % of net sales	64.9%	66.5%

Cost of sales was impacted by favorable foreign currency translation of $37 million. On a constant dollar basis, cost of sales increased $7 million, or 1%, primarily due to the unfavorable impact of higher raw material costs of $17 million and an increase in non-material inflationary costs of $10 million, primarily related to non-material inflation including salaries, wages and benefit expenses. These factors were partially offset by favorable impact of cost synergies associated with IOP of $11 million and other supply chain efficiencies.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,		%
	2014	2013	Change
Selling, general and administrative expenses	447.4	434.7	2.9%

As a % of net sales	24.5%	23.8%

SG&A expenses were impacted by favorable foreign currency translation of $8 million. On a constant dollar basis, SG&A expenses increased $20 million, or 5%. This increase was primarily due to higher compensation and benefits expenses of $17 million, including the impact of annual increases and inflation and, to a lesser extent, the impact of higher cash annual incentive compensation expense primarily due to the change in the anticipated level of achievement of our annual cash incentive compensation targets. Also contributing to the increase in SG&A expenses was an increase in amortization expense of $7 million for share-based incentive compensation primarily due to the change in the anticipated level of achievement related to certain PSU programs as well as the impact of new PSU programs approved in 2014. These factors were partially offset by favorable impact of cost synergies associated with IOP of $13 million.

Amortization of Intangible Assets Acquired

Amortization of intangible assets for the three ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,		%
	2014	2013	Change

Amortization expense of intangible assets acquired	31.2	31.9	(2.2)%

As a % of net sales	1.7%	1.7%

Stock Appreciation Rights Expense

Stock appreciation rights expense for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,		%
	2014	2013	Change

Stock appreciation rights expense	0.5	18.0	(97.2)%

As a % of net sales	—%	1.0%

SARs expense includes the impact of changes in the share price of our common stock. The share price of our common stock decreased approximately 3% for the three months ended March 31, 2014 as compared to an approximate 38% increase over the same periods in 2013. See Note 15, “Stockholders’ Equity,” for further details of our SARs program. As of March 31, 2014, we had 0.8 million SARs outstanding, of which 0.3 million were unvested. The 0.3 million SARs will vest entirely over the next 12 months. Based on recent experience, we would expect vested SARs to be exercised within a few months of their vesting date.

Costs Related to the Acquisition and Integration of Diversey

We recorded transaction and integration costs directly related to the acquisition of Diversey of less than $1 million in the three months ended March 31, 2014 and 2013. These costs primarily consist of professional and consulting fees.

Restructuring Activities

Earnings Quality Improvement Program (EQIP)

As announced on May 1, 2013, we commenced with our EQIP, which is an initiative to deliver meaningful cost savings and network optimization. The plan is estimated to generate annualized savings of approximately $80 million by the end of 2015. Savings for 2014 are expected to be minimal.

Integration and Optimization Program (IOP)

In December 2011, we initiated a restructuring program associated with the integration of Diversey’s business following our acquisition of Diversey on October 3, 2011. This program is expected to be completed by the end of 2014. We achieved $24 million of incremental cost synergies in the three months ended March 31, 2014 related to this program compared with the same period in 2013. We achieved these synergies in cost of sales ($11 million) and selling, general and administrative expenses ($13 million) primarily in our Food Care and Diversey Care divisions.

The actual timing of future costs and cash payments related to the programs described above is subject to change due to a variety of factors that may cause a portion of the costs, spending and benefits to occur later than expected. In addition, changes in foreign exchange rates may impact future costs, spending and benefits and cost synergies. See Note 9, “Restructuring Activities,” for further discussion of the costs, cash payments and liabilities associated with these programs.

Adjusted EBITDA by Segment

As of January 1, 2014, the Company changed the segment performance measure in which the CODM, the Company’s Chief Executive Officer, assesses segment performance and makes allocation decisions by segment from operating profit (a U.S. GAAP financial measure) to Adjusted EBITDA (a non-U.S. GAAP financial measure). Adjusted EBITDA is defined as Earnings before Interest Expense, Taxes, Depreciation and Amortization, adjusted to exclude the impact of special items. See “Use of Non-U.S. GAAP Information” above for a discussion of special items and further information of our use of non-U.S. GAAP measures.

We allocate and disclose depreciation and amortization expense to our segments, although property and equipment, net is not allocated to the segment assets, nor is depreciation and amortization included in the segment performance metric Adjusted EBITDA. We also allocate and disclose restructuring and other charges by segment, although it is not included in the segment performance metric Adjusted EBITDA since restructuring and other charges is categorized as a special item. The accounting policies of the reportable segments and Other are the same as those applied to the condensed consolidated financial statements.

See Note 4, “Segments,” for the reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings from continuing operations.

	Three Months Ended March 31,		%
	2014	2013	Change
Food Care	$159.5	$145.7	9.5%
Adjusted EBITDA Margin	17.6%	16.1%
Diversey Care	44.5	42.6	4.5%
Adjusted EBITDA Margin	8.8%	8.3%
Product Care	70.1	62.6	12.0%
Adjusted EBITDA Margin	17.8%	16.2%

Total Reportable Segments Adjusted EBITDA	274.1	250.9	9.2%
Other	(22.0)	(19.5)	12.8%

Non-U.S. GAAP Total Company Adjusted EBITDA	$252.1	$231.4	8.9%

Adjusted EBITDA Margin	13.8%	12.7%

The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment in the three months ended March 31, 2014 as compared with the same period last year.

Food Care

Adjusted EBITDA in the three months ended March 31, 2014 was impacted by unfavorable foreign currency translation of $6 million. On a constant dollar basis, Adjusted EBITDA increased $20 million, or 14%, in the three months ended March 31, 2014 compared with the same period in 2013 primarily due to the impact of:

•	favorable product price mix of $37 million; and

•	cost synergies associated with IOP of $14 million.

These favorable drivers were partially offset by:

•	an increase in compensation and benefits expenses of $15 million, including the impact of annual increases and inflation and, to a lesser extent, higher performance based annual cash incentive compensation;

•	higher raw material costs of $9 million; and

•	the unfavorable impact of lower unit volume of $2 million.

Diversey Care

Adjusted EBITDA in the three months ended March 31, 2014 was impacted by unfavorable foreign currency translation of $2 million. On a constant dollar basis, Adjusted EBITDA increased $4 million, or 10%, in the three months ended March 31, 2014 compared with the same period in 2013 primarily due to the impact of:

•	favorable product price mix of $16 million; and

•	cost synergies associated with IOP of $6 million.

These favorable drivers were partially offset by:

•	unfavorable impact of lower unit volume of $10 million.

•	an increase in compensation and benefits expenses of $7 million, including the impact of annual increases and inflation and, to a lesser extent, higher performance based annual cash incentive compensation; and

•	higher raw material costs of $4 million.

Product Care

Adjusted EBITDA in the three months ended March 31, 2014 was impacted by unfavorable foreign currency translation of less than $1 million. On a constant dollar basis, Adjusted EBITDA increased $8 million, or 12%, in the three months ended March 31, 2014 compared with the same period in 2013 primarily due to the impact of:

•	favorable product price mix of $8 million;

•	cost synergies associated with IOP of $4 million; and

•	higher unit volume of $2 million.

These favorable drivers were partially offset by:

•	higher raw material costs of $4 million;

•	an increase in compensation and benefits expenses of $4 million, including the impact of annual increases and inflation and, to a lesser extent, higher performance based annual cash incentive compensation.

Other

This category’s loss increased $3 million in the three months ended March 31, 2014 as compared with the same period in 2013, which was primarily due to cost recovery variances not allocated to the reportable segments, predominantly from higher costs related to information systems upgrades.

Interest Expense

Interest expense includes the stated interest rate on our outstanding debt, as well as the net impact of capitalized interest, the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discounts, and terminated treasury locks. See Note 10, “Debt and Credit Facilities,” and “Loss on Debt Redemption” below for further details.

The following table details the changes in interest expense.

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	Change
Interest expense on the amount payable for the Settlement agreement(1)	$4.6	$12.0	$(7.4)
Interest expense on our various debt instruments:
12% Senior Notes due February 2014(2)	2.0	3.8	(1.8)
Term Loan A due October 2016	6.2	7.7	(1.5)
Term Loan B due October 2018	6.4	9.4	(3.0)
8.125% Senior Notes due September 2019	15.6	15.6	—
6.50% Senior Notes due December 2020	6.6	7.1	(0.5)
7.875% Senior Notes due June 2017(3)	—	7.6	(7.6)
8.375% Senior Notes due September 2021	16.0	16.0	—
5.25% Senior Notes due April 2023(3)	5.7	0.6	5.1
6.875% Senior Notes due July 2033	7.7	7.7	—
Revolving Credit Facility	2.6	1.0	1.6
Other interest expense	6.4	3.9	2.5
Less: capitalized interest	(1.3)	(1.6)	0.3

Total	$78.5	$90.8	$(12.3)

(1)	The decline in interest expense in the three months ended March 31, 2014 as compared with the same period in 2013 was due to the funding of the cash payment for the Settlement agreement on February 3, 2014. See Note 14, “Commitments and Contingencies” for further information.
(2)	We repaid the notes upon maturity on February 14, 2014.
(3)	In March 2013, we issued $425 million of 5.25% Senior Notes due April 2023. Substantially all of the proceeds from this offering were used to purchase the outstanding amount ($400 million) of the 7.875% Senior Notes due July 2017.

Foreign Currency Exchange Losses Related to Venezuelan Subsidiaries

Based on recent changes to the Venezuelan currency exchange rate mechanisms, we changed the exchange rate we used to remeasure our Venezuelan subsidiary’s financial statements into U.S. dollars. As a result, as of March 31, 2014 our excess cash position in our Venezuelan subsidiaries was remeasured at Venezuela’s Supplementary Foreign Currency Administration System (SICAD 2) rate of 49.8 bolivars per U.S. dollar since that would be the only mechanism available to us to access U.S. dollars to be able to make a dividend payment. For the remaining bolivar-denominated cash balances and all other bolivar-denominated monetary assets and liabilities, since we still had access to and were receiving U.S. dollars via the National Center of Foreign Commerce (CENCOEX) official rate of 6.3 bolivars per U.S. dollar we continued to remeasure these items at the rate of 6.3 bolivars per U.S. dollar. As a result, we recorded a pre-tax remeasurement loss of $15 million in the three months ended March 31, 2014. See “Foreign Exchange Rates” included in Item 3. Quantitative and Qualitative Disclosures About Market Risk for further details.

In February 2013, the Venezuelan government announced a devaluation of the bolivar from an official exchange rate of 4.3 to 6.3 bolivars per U.S. dollar. Due to this devaluation, as of March 31, 2013, we re-measured our bolivar denominated monetary assets and liabilities using the official exchange rate of 6.3 bolivars per U.S. dollar. As a result, we recorded a pre-tax remeasurement loss of $13 million in the three months ended March 31, 2013 due to this devaluation and other transaction losses. See “Foreign Exchange Rates,” below for further details.

Gain from Claims Settlement

On February 3, 2014, we entered into the Claims Settlement agreement. Under the Claims Settlement agreement, the Company released and waived certain claims against the Grace Parties and the Grace Parties released and waived certain claims against the Company. As a result, we recognized a gain of $21 million, which consisted of the release of $17 million of certain tax liabilities and $4 million of other associated liabilities.

Loss on Debt Redemption

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

Income Taxes

Our effective income tax rate from continuing operations for the three months ended March 31, 2014 was 13%. Although not as favorable a mix of earnings as in the three months ended March 31, 2013 when our tax rate benefitted from losses in jurisdictions, such as the U.S., with high tax rates, our effective income tax rate for the three months ended March 31, 2014 nevertheless benefited from earnings in jurisdictions with low tax rates. In addition, our rate benefited from certain favorable discrete items totaling approximately $13 million, including $7 million from a favorable tax settlement and approximately $6 million from the release of reserves related to the statute of limitations and a successful judicial verdict. The favorable factors were partially offset by special charges with no tax benefit and the lapse of various U.S. tax provisions, (the “Extenders”) including the research and development credit and certain foreign provisions.

Our loss before income taxes from continuing operations for the three months ended March 31, 2013 was more than offset by an income tax benefit of $9 million (an effective income tax benefit rate of 108%), resulting in net earnings of $1 million. Our tax benefit for the three months ended March 31, 2013 benefitted from earnings in jurisdictions with low tax rates and losses in jurisdictions, such as the U.S., with high tax rates, as well as the retroactive reinstatement of certain tax provisions that were recorded as discrete items during the three months ended March 31, 2013. On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012, retroactively reinstating and extending the research and development tax credit and certain foreign tax provisions from January 1, 2012 through December 31, 2013. The favorable factors were partially offset by an increase in certain foreign tax rates, which increased our deferred tax liabilities and, by losses in jurisdictions where we did not have any tax benefit due to the applicable tax rate or valuation allowances.

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

Our largest deferred tax asset relates to the funding of the Settlement agreement as described in Note 14, “Commitments and Contingencies.” Our tax benefit with respect thereto depends upon our ability to efficiently utilize our deduction from funding the Settlement agreement, including our ability to generate future taxable income in the U.S. In addition, changes in statutory tax rates or other new legislation or regulation may change our deferred tax assets or liability balances, with either favorable or unfavorable impacts on our effective tax rate.

As further discussed in Note 14, “Commitments and Contingencies,” we funded the Settlement agreement on February 3, 2014 and we intend to deduct this payment in our 2014 consolidated U.S. income tax return. As a result, we expect to incur a net operating loss for U.S. tax purposes in 2014 and intend to carry back a significant portion of this loss. We have classified the resulting anticipated tax refund of approximately $200 million as a non-current income tax receivable, included in other assets, net in the condensed consolidated balance sheet at March 31, 2014. The income tax receivable will be classified as a current asset in the reporting period that the Company believes the related cash tax benefit will be received within one year from the applicable reporting date.

Liquidity and Capital Resources

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

On February 3, 2014, we funded the $930 million Settlement agreement using cash on hand and committed liquidity. To fund the cash payment, we used $555 million of cash and cash equivalents and utilized borrowings of $260 million from our revolving credit facility and $115 million from our accounts receivable securitization programs. Also, on February 14, 2014, we repaid our 12% Senior Notes on their maturity date with available cash on hand and committed liquidity. See Note 12, “Debt and Credit Facilities,” for further details.

As of March 31, 2014, we had cash and cash equivalents of $413 million, of which approximately $377 million, or 91%, was located outside of the U.S. As of March 31, 2014, there were foreign government regulations restricting transfers on less than $25 million of the cash located outside of the U.S. As of March 31, 2014, our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. In connection with the funding of the Settlement agreement in 2014, we repatriated cash from our international operations and believe that the repatriation of cash to fund the Settlement agreement as well as any additional anticipated repatriation of cash in 2014 should result in minimal cash taxes, and no significant tax expense assuming legislative extension of the Extenders.

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents.

See “Analysis of Historical Cash Flows” below:

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$413.1	$992.4

Lines of Credit

We have a $700 million revolving credit facility. During the three months ended March 31, 2014, we utilized borrowings under this facility and had $385 million outstanding at March 31, 2014. There were no amounts outstanding under the revolving credit facility at December 31, 2013. See Note 10, “Debt and Credit Facilities,” for further details.

Accounts Receivable Securitization Programs

At March 31, 2014, we had $228 million available under our programs, and we utilized $217 million at March 31, 2014. We did not utilize these programs in 2013. See Note 8, “Accounts Receivable Securitization Program,” for further information.

Covenants

At March 31, 2014 and 2013, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 10, “Debt and Credit Facilities” and in Note 8, “Accounts Receivable Securitization Programs.”

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

Analysis of Cash Flows and Free Cash Flow

The following table shows the changes in our condensed consolidated cash flows:

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities from continuing operations	$(932.5)	$(37.8)
Net cash used in investing activities from continuing operations	(27.0)	(24.2)
Net cash provided by (used in) financing activities from continuing operations	372.0	(29.0)

Cash flow from operations tends to be lower in the first quarter and higher in the fourth quarter, reflecting seasonality of sales and working capital changes, including the timing of certain annual incentive compensation payments, interest payments and seasonal inventory builds.

Net Cash Used in Operating Activities from Continuing Operations

2014

Net cash used in operating activities from continuing operations of $933 million in the first quarter of 2014 was primarily attributable to:

•	$930 million used to fund the cash portion of the Settlement agreement; and

•	a net cash use of $152 million in changes in operating assets and liabilities, primarily in inventories, accounts payable, other liabilities and to a lesser extent, trade receivables, net. This activity reflects the timing of inventory purchases and the related payments of cash along with the timing of certain annual incentive compensation payments and interest payments and the seasonality of sales and collections.

These were offset by:

•	$72 million of net earnings;

•	$77 million of adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for depreciation and amortization, share-based incentive compensation expenses, gain from Claims Settlement and profit sharing expense.

2013

Net cash used in operating activities from continuing operations was $38 million in the first quarter of 2013. Net changes in operating assets and liabilities resulted in a net cash use of $130 million in 2013 primarily in trade receivables, net, inventories, accounts payable and other liabilities. This activity reflects our seasonality of sales and collections, along with the timing of inventory purchases and the related payments of cash. Net earnings adjusted to reconcile to net cash provided by operating activities was $92 million, including adjustments for depreciation and amortization, share-based incentive compensation expenses, profit sharing expense, loss on debt redemption and deferred taxes.

Net Cash Used in Investing Activities from Continuing Operations

2014

Net cash used in investing activities from continuing operations of $27 in the first quarter of 2014 million primarily consisted of capital expenditures of $28 million related to capacity expansions to support growth in net sales. Capital expenditure related to our restructuring programs was $3 million in the first quarter of 2014.

2013

Net cash used in investing activities from continuing operations in 2013 of $24 million primarily consisted of capital expenditures of $26 million primarily for property and equipment, productivity improvements and capacity expansions to support the growth in net sales. Capital expenditure related to our restructuring programs was $4 million in the first quarter of 2013.

Net Cash Used in Financing Activities from Continuing Operations

2014

Net cash provided by financing activities from continuing operations was $372 million in the first quarter of 2014 primarily due to the following:

•	proceeds of $217 million from borrowings under our accounts receivable securitization programs; and

•	net proceeds of $385 million from borrowing under our revolving credit facility;

partially offset by

•	repayment of $150 million on 12% Senior Notes;

•	prepayments of $50 million on Term Loan A; and

•	payment of $28 million of quarterly dividends.

2013

Net cash used in financing activities from continuing operations of $29 million in the first quarter of 2013 was primarily due to the following:

•	repurchase of $400 million on 7.875% Senior Notes due June 2017 for $431 million;

•	prepayments of $26 million on Term Loan A;

•	prepayments of $2 million on Term Loan B; and

•	payment of $25 million of quarterly dividends.

These items were partially offset by issuance of $425 million of 5.25% Senior Notes due April 2023 and short term borrowings of $38 million.

Free Cash Flow

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability to generate cash. Free cash flow is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We typically generate the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013	Change
Cash flow used in operating activities - continuing operations	$(932.5)	$(37.8)	$(897.6)

Less: Capital expenditures for property and equipment	(28.4)	(25.5)	(2.9)

Free cash flow	$(960.9)	$(63.3)	$(900.5)

Changes in Working Capital

	March 31, 2014	December 31, 2013	Change
Working capital (current assets less current liabilities)	$545.1	$716.9	$(171.8)

Current ratio (current assets divided by current liabilities)	1.3 x	1.3 x

Quick ratio (current assets, less inventories divided by current liabilities)	0.9 x	1.0 x

The $172 million, or 24%, decrease in working capital in the three months ended March 31, 2014 was primarily due to a reclassification of our net current deferred tax asset of approximately $280 million with respect to the funding of the Settlement agreement to a non-current asset. We do not expect to realize a cash benefit from that asset until after March 31, 2015, following the filing of our 2014 U.S. corporate tax return and have therefore classified this asset as a non-current asset. See “Income Taxes” above for further details. The reclassification was partially offset by a net decrease in other liabilities of $100 million, primarily due to the timing of cash payments for interest and annual incentive compensation.

Changes in Stockholders’ Equity

The $90 million, or 6%, increase in stockholders’ equity for the three months ended March 31, 2014 was primarily due to:

•	net earnings of $72 million; and

•	a decrease in treasury stock of $31 million primarily due to the transfer of common stock from treasury stock as part of our 2013 profit sharing plan contribution made in the first quarter of 2014.

These factors were partially offset by dividends paid on our common stock of $28 million.

As discussed above, on February 3, 2014, we funded the cash payment of $930 million and issued 18 million shares of our common stock reserved under the Settlement agreement. The impact of the increase in share price from when we reached the agreement in 2002 to more than $30 per share on February 3, 2014 will be included as an increase to additional paid-in capital on our consolidated balance sheet when we realize the cash tax benefit as a result of our higher stock price. It will have no impact to our consolidated statements of operations.

Derivative Financial Instruments

Interest Rate Swaps

The information set forth in Part II, Item 8 of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.

Foreign Currency Forward Contracts

At March 31, 2014, we were party to certain foreign currency forward contracts, which did not have a significant impact on our liquidity. The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” is incorporated herein by reference. For further discussion about these contracts and other financial instruments, see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2013 Annual Report on Form 10-K. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part II, Item  7 of our 2013 Annual Report on Form 10-K, which information is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in the conditions in the global financial markets, interest rates, foreign currency exchange rates and commodity prices and the creditworthiness of our customers and suppliers, which may adversely affect our condensed consolidated financial condition and results of operations. We seek to minimize these risks through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not purchase, hold or sell derivative financial instruments for trading purposes.

Interest Rates

From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates.

At March 31, 2014, we had $100 million notional amount of outstanding interest rate swaps and no outstanding interest rate collars or options.

The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $104 million in the fair value of the total debt balance at March 31, 2014. This change in the fair value of our fixed rate debt does not alter our obligations to repay the outstanding principal amount or any related interest of such debt. See Note 12, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt.

Foreign Exchange Rates

Operations

As a large, global organization, we face exposure to changes in foreign currency exchange rates. These exposures may change over time as the mix of our transactions denominated in currencies other than the U.S. dollar changes and could materially impact our condensed consolidated financial condition and results of operations in the future. See our MD&A above for a discussion regarding the impact foreign currency translation had on our operations.

Venezuela

Economic events in Venezuela have exposed us to heightened levels of foreign currency exchange risk.

Effective January 1, 2010, Venezuela was designated a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the bolivar fuerte as the functional currency for our subsidiaries in Venezuela. Accordingly, all bolivar-denominated monetary assets and liabilities were re-measured into U.S. dollars using the then current exchange rate available to us, and any changes in the exchange rate were reflected in foreign currency exchange gains and losses related to our Venezuelan subsidiaries on the condensed consolidated statements of operations.

        On February 8, 2013, the Venezuelan government announced a devaluation of the bolivar exchange rate from 4.3 bolivars to the U.S. dollar to 6.3 bolivars to the U.S. dollar. We used this official exchange rate of 6.3 bolivars to the U.S. dollar to re-measure the bolivar-denominated assets and liabilities of our Venezuelan subsidiaries for U.S. GAAP financial statement presentation as of December 31, 2013. As a result of the changes in the exchange rates, we recognized a pretax loss of $13 million in the three months ended March 31, 2013 due to the remeasurement of our Venezuelan subsidiaries’ financial statements and the impact due to the settlement of bolivar-denominated transactions.

On March 18, 2013, the Venezuelan government announced the creation of an alternative foreign currency mechanism called the Supplementary Foreign Currency Administration System, known as the SICAD. During December 2013, the Venezuelan government issued a new rule allowing the Central Bank to publish the average SICAD rate (previously it was prohibited by law to publish any rate different from the official exchange rate) which was 11.3 bolivars per U.S. dollar. As stated above, at December 31, 2013 we re-measured our Venezuelan subsidiaries financial statements using the official exchange rate of 6.3 bolivars to the U.S. dollar since we were not eligible to use the SICAD rate at that time. We will continue to evaluate each reporting period the appropriate exchange rate to re-measure our financial statements based on the facts and circumstances at that time.

In January 2014, the government expanded the use of SICAD and created a new agency called the National Center of Foreign Commerce or CENCOEX which replaced the Commission for the Administration of Foreign Exchange or “CADIVI”.

In February 2014, the government opened a new exchange control mechanism called SICAD 2, which would allow for more exchanges of U.S. dollars and allow more companies the ability to obtain U.S. dollars, including for dividend remittances. This market began to operate on March 24, 2014.

Therefore, there are now 4 legal mechanisms to exchange Bolivars for US dollars depending on each company’s facts and circumstances:

•	CENCOEX at the official rate of 6.3;

•	CENCOEX at the latest published SICAD auction rate;

•	SICAD 1 auction process at the awarded exchange rate; and

•	SICAD 2 at the negotiated exchange rate.

During the first quarter of 2014, we evaluated which legal mechanisms were available to each Venezuelan subsidiary to access U.S. dollars and also estimated the excess cash position over the next 18 months. We concluded that as of March 31, 2014 the excess cash position for our Venezuelan subsidiaries would be remeasured at the SICAD 2 rate since that would be the only mechanism available to access U.S. dollars to be able to make a dividend payment. For the remaining bolivar-denominated cash balances and all other bolivar-denominated monetary assets and liabilities, we determined that since we still had access to and were receiving U.S. dollars via the CENCOEX official rate of 6.3 we continued to remeasure these items at that rate as of March 31, 2014. For any U.S. dollar denominated monetary asset or liability such amounts do not get remeasured at month-end since it is already an asset or liability denominated in U.S. dollars. However, such amounts were considered and included in the excess cash analysis and an evaluation of the applicable exchange mechanism such amounts could be obtained or settled at was considered. As a result of this evaluation, the Company reported a year-to-date remeasurement loss of $15 million as of March 31, 2014.

For the three months ended March 31, 2014, less than 1% of our condensed consolidated net sales and operating income were derived from our businesses in Venezuela. As of March 31, 2014, we had net assets of $39 million in Venezuela, which primarily consisted of cash and cash equivalents of $44 million. Also, as of March 31, 2014, our Venezuelan subsidiaries had a negative cumulative translation adjustment balance of $46 million.

We anticipate net sales from our Venezuelan subsidiaries to be approximately 40% lower in 2014 as compared with 2013 and our Adjusted EBITDA from our Venezuelan subsidiaries to be approximately 60% lower in 2014 as compared with 2013. The declines in the financial results of our Venezuelan subsidiaries have been incorporated in our 2014 full year outlook discussed above. The potential future impact to our condensed consolidated financial condition and results of operations for bolivar-denominated transactions will depend on our access to U.S. dollars and on the exchange rates in effect when we enter into, remeasure and settle transactions. Therefore, it is difficult to predict the future impact until each transaction settles at its applicable exchange rate or gets remeasured into U.S. dollars.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at March 31, 2014 would have caused us to pay approximately $86 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

Our foreign currency forward contracts are described in Note 11, “Derivatives and Hedging Activities,” which information is incorporated herein by reference.

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to changes in foreign exchange rates or interest rate and currency swaps related to certain financing transactions. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At March 31, 2014, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $528 million at March 31, 2014 and $398 million at December 31, 2013.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $2 million for the three months ended March 31, 2014 and 2013. The allowance for doubtful accounts was $33 million at March 31, 2014 and $31 million at December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, “Commitments and Contingencies,” which is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of our 2013 Annual Report on Form 10-K, as subsequently updated by our Quarterly Reports on Form 10-Q, as well as the information incorporated by reference in that item.

We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our condensed consolidated financial condition or results of operations.

Item 1A. Risk Factors.

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) In March 2014, we transferred 965,238 shares of our common stock, par value $0.10 per share, to our profit-sharing plan as part of our 2013 contribution to the plan. The issuance of such shares to the plan was not registered under the Securities Act of 1933, as amended, because such transaction did not involve an “offer” or “sale” of securities under Section 2(a)(3) of the Securities Act.

(c) Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended March 31, 2014, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Share Purchased as Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)

Balance as of December 31, 2013	—	—	—	15,546,142

January 1, 2014 through January 31, 2014	2,793	—	—	15,546,142

February 1, 2014 through February 28, 2014	64,634	—	—	15,546,142

March 1, 2014 through March 31, 2014	30,499	—	—	15,546,142

Total	97,926	—		15,546,142

(1)	The Company did not purchase any shares during the quarter ended March 31, 2014 pursuant to its publicly announced program (described below). The Company did repurchase shares by means of shares reacquired pursuant to the forfeiture provision of the Company’s 2005 contingent stock plan. (See table below.) The Company reports price calculations in column (b) in the table above only for shares purchased as part of its publicly announced program, when applicable, and includes commissions. For shares withheld for tax withholding obligations or other legally required charges, the Company withholds shares at a price equal to their fair market value. The Company does not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the 2005 contingent stock plan as those shares are simply forfeited.

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column “a”	Forfeitures under 2005 Contingent Stock Plan	Total
	(a)	(b)	(c)	(d)
January 1, 2014	2,793	$32.55	—	2,793
February 1, 2014	61,834	32.61	2,800	64,634
March 1, 2014	2,717	33.52	27,782	30,499

Total	67,344		30,582	97,926

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

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Unofficial Composite Amended and Restated Certificate of Incorporation of the Company as currently in effect. (Exhibit 3.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)

3.2	Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-12139, is incorporated herein by reference.)

10.1	Registration Rights Agreement, dated February 3, 2014, by and between Sealed Air Corporation and the WRG Asbestos PI Trust as initial holder of the Settlement Shares. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report February 3, 2014, File No. 1-12139, is incorporated herein by reference.)

10.2	Sealed Air Corporation Executive Severance Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report February 5, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.3	Form of Sealed Air Corporation 2014-2016 Special PSU Outperformance Award Grant. *

10.4	Employment Agreement, dated February 25, 2013, between Ilham Kadri and the Company. *

31.1	Certification of Jerome A. Peribere pursuant to Rule 13a-14(a), dated May 7, 2014.

31.2	Certification of Carol P. Lowe pursuant to Rule 13a-14(a), dated May 7, 2014.

32	Certification of Jerome A. Peribere and Carol P. Lowe, pursuant to 18 U.S.C. § 1350, dated May 7, 2014.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: May 7, 2014	By:	/s/ William G. Stiehl
William G. Stiehl
Chief Accounting Officer and Controller