Form 10-Q
period 2014-06-30
SEALED AIR CORP/DE
filed 2014-08-06
CIK 1012100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 212,022,616 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of July 31, 2014.

SEALED AIR CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: the expected cash tax benefits associated with the Settlement agreement (as defined in our 2013 Annual Report on Form 10-K); global economic and political conditions; changes in our credit ratings; changes in raw material pricing and availability; changes in energy costs; competitive conditions; success of our restructuring activities; currency translation and devaluation effects, including in Venezuela; the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts; the effects of animal and food-related health issues; pandemics; consumer preferences; environmental matters; regulatory actions and legal matters; and the other information referenced below in Part II, Item 1A, “Risk Factors.” Except as required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Non-U.S. GAAP Information

We present financial information that conforms to Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). We also present financial information that does not conform to U.S. GAAP, which we refer to as non-U.S. GAAP, as our management believes it is useful to investors. In addition, non-U.S. GAAP measures are used by management to review and analyze our operating performance and, along with other data, as internal measures for setting annual budgets and forecasts, assessing financial performance, providing guidance and comparing our financial performance with our peers. The non-U.S. GAAP information has limitations as an analytical tool and should not be considered in isolation from or as a substitute for U.S. GAAP information. It does not purport to represent any similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Non-U.S. GAAP financial measures that we present may not be comparable with similarly titled measures used by others. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures. See Note 4, “Segments” and MD&A for reconciliations of our non-U.S. GAAP financial measures to U.S. GAAP.

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

Our non-U.S. GAAP financial measures may also be considered in calculations of our performance measures set by the Organization and Compensation Committee of our Board of Directors for purposes of determining incentive compensation. The non-U.S. GAAP financial metrics mentioned above exclude items that we consider as unusual or special items. We evaluate unusual or special items on an individual basis. Our evaluation of whether to exclude an unusual or special item for purposes of determining our non-U.S. GAAP financial measures considers both the quantitative and qualitative aspects of the item, including among other things (i) its nature, (ii) whether or not it relates to our ongoing business operations, and (iii) whether or not we expect it to occur as part of our normal business on a regular basis.

We also present adjusted income tax rate or provision (“Tax Rate”). The Tax Rate is a measure of our U.S. GAAP effective tax rate, adjusted to exclude the tax impact from the special items that are excluded from our Adjusted Net Earnings and Adjusted EPS metrics. The Tax Rate is an indicator of the taxes on our core business. The tax situation and effective tax rate in the specific countries where the excluded or special items occur will determine the impact (positive or negative) to the Tax Rate.

In our “Net Sales by Geographic Region,” “Components of Change in Net Sales by Segment” and in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar.” Changes in net sales excluding the impact of foreign currency translation are non-U.S. GAAP financial measures. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot control changes in foreign currency exchange rates. Consequently, when our management looks at our financial results to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our current period results at prior period foreign currency exchange rates. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, our management believes that these presentations are useful internally and may be useful to investors.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2014	December 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	356.5	992.4
Trade receivables, net of allowance for doubtful accounts of $33.2 in 2014 and $31.4 in 2013	961.0	1,126.4
Other receivables	371.1	147.9
Inventories	783.5	688.4
Deferred taxes	100.9	377.7
Prepaid expenses and other current assets	314.4	84.9

Total current assets	2,887.4	3,417.7
Property and equipment, net	1,099.7	1,134.5
Goodwill	3,123.1	3,114.6
Intangible assets, net	961.2	1,016.9
Non-current deferred taxes	80.6	63.1
Other non-current assets	380.3	387.4

Total assets	$8,532.3	$9,134.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	644.0	81.6
Current portion of long-term debt	69.8	201.5
Accounts payable	592.0	524.5
Deferred taxes	9.7	8.1
Settlement agreement and related accrued interest	—	925.1
Accrued restructuring costs	54.3	69.6
Other current liabilities	847.7	890.4

Total current liabilities	2,217.5	2,700.8
Long-term debt, less current portion	4,054.9	4,116.4
Non-current deferred taxes	231.6	278.6
Other non-current liabilities	612.7	647.9

Total liabilities	7,116.7	7,743.7

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2014 and 2013	—	—

Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 224,595,650 in 2014 and 205,707,580 in 2013; shares outstanding; 211,995,301 in 2014 and 196,198,672 in 2013	22.5	20.6

Common stock reserved for issuance related to Settlement agreement, $0.10 par value per share, no shares in 2014 and 18,000,000 shares in 2013	—	1.8
Additional paid-in capital	1,721.7	1,695.3
Retained earnings	352.6	276.4
Common stock in treasury, 12,600,349 shares in 2014 and 9,508,908 shares in 2013	(427.2)	(327.6)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(143.8)	(146.2)
Cumulative translation adjustment	(111.3)	(134.4)
Unrealized (losses) gains on derivative instruments	(0.2)	3.2

Total accumulated other comprehensive loss, net of taxes	(255.3)	(277.4)

Total parent company stockholders’ equity	1,414.3	1,389.1
Noncontrolling interests	1.3	1.4

Total stockholders’ equity	1,415.6	1,390.5

Total liabilities and stockholders’ equity	$8,532.3	$9,134.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$1,973.6	$1,937.4	$3,801.3	$3,766.3
Cost of sales	1,293.6	1,278.3	2,480.3	2,495.0

Gross profit	680.0	659.1	1,321.0	1,271.3
Selling, general and administrative expenses	459.8	449.9	907.2	884.6
Amortization expense of intangible assets acquired	31.2	31.4	62.4	63.3
Stock appreciation rights expense	1.7	0.1	2.2	18.1
Costs related to the acquisition and integration of Diversey	0.9	—	1.8	0.4
Restructuring and other charges	14.1	11.9	20.2	11.7

Operating profit	172.3	165.8	327.2	293.2
Interest expense	(73.9)	(89.7)	(152.4)	(180.5)
Foreign currency exchange (losses) related to Venezuelan subsidiaries	0.2	(0.5)	(14.8)	(13.6)
Gain from Claims Settlement	—	—	21.1	—
Loss on debt redemption	(0.4)	(0.1)	(0.8)	(32.4)
Other (expense), net	(4.8)	(3.3)	(4.4)	(3.0)

Earnings from continuing operations before income tax provision	93.4	72.2	175.9	63.7
Income tax provision	33.1	17.9	43.8	8.7

Net earnings from continuing operations	60.3	54.3	132.1	55.0
Net earnings from discontinued operations	—	2.0	—	4.0

Net earnings available to common stockholders	$60.3	$56.3	$132.1	$59.0

Net earnings per common share:
Basic:
Continuing operations	$0.28	$0.28	$0.63	$0.28
Discontinued operations	—	0.01	—	0.02

Net earnings per common share - basic	$0.28	$0.29	$0.63	$0.30

Diluted:
Continuing operations	$0.28	$0.25	$0.61	$0.26
Discontinued operations	—	0.01	—	0.02

Net earnings per common share - diluted	$0.28	$0.26	$0.61	$0.28

Dividends per common share	$0.13	$0.13	$0.26	$0.26

Weighted average number of common shares outstanding:
Basic	213.5	194.8	210.1	194.3

Diluted	214.7	213.6	214.6	213.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net earnings available to common stockholders	$60.3	$56.3	$132.1	$59.0
Other comprehensive income (loss), net of taxes:

Recognition of deferred pension items, net of taxes of $(0.3) for the three months ended June 30, 2014, $(0.2) for the three months ended June 30, 2013, zero for the six months ended June 30, 2014 and $(1.7) for the six months ended June 30, 2013	0.6	0.9	2.4	6.0
Foreign currency translation adjustments	20.7	(95.2)	23.1	(117.1)
Unrealized (losses) gains on derivative instruments, net of taxes of $0.4 for the three months ended June 30, 2014, $(1.0) for the three months ended June 30, 2013, $1.2 for the six months ended June 30, 2014 and $(1.5) for the six months ended June 30, 2013	(1.7)	3.2	(3.4)	3.3

Comprehensive income (loss), net of taxes	$79.9	$(34.8)	$154.2	$(48.8)

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six months ended June 30,
	2014	2013

Net earnings available to common stockholders from continuing operations	$132.1	$55.0
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities from continuing operations:
Depreciation and amortization	138.1	146.4
Share-based incentive compensation	26.4	14.9
Profit sharing expense	19.0	19.9
Costs related to the acquisition and integration of Diversey	1.8	0.4
Amortization of senior debt related items and other	4.2	9.8
Non-cash change in forward contracts	(4.5)	4.8
Loss on debt redemption	0.8	32.4
Impairment on equity method investment	5.9	—
Asset impairment	4.2	—
Provisions for bad debt	3.6	6.5
Provisions for inventory obsolescence	5.6	4.0
Gain from Claims Settlement	(21.1)	—
Deferred taxes, net	7.0	(42.4)
Net loss (gain) on disposals of property and equipment and other	0.2	(0.6)
Changes in operating assets and liabilities:
Trade receivables, net	(56.1)	(74.1)
Inventories	(99.6)	(114.9)
Other assets	(17.0)	(62.7)
Accounts payable	67.2	88.3
Settlement agreement and related accrued interest	(929.7)	24.1
Other liabilities	(50.4)	(51.8)

Net cash (used in) provided by operating activities from continuing operations	(762.3)	60.0

Cash flows from investing activities from continuing operations:
Capital expenditures for property and equipment	(55.1)	(50.8)
Proceeds from sales of property and equipment	1.2	7.2
Other investing activities	(0.1)	0.3

Net cash used in investing activities from continuing operations	(54.0)	(43.3)

Cash flows from financing activities from continuing operations:
Net proceeds from short-term borrowings	562.0	41.7
Payments of long-term debt	(199.8)	(455.6)
Proceeds from long-term debt	—	425.0
Dividends paid on common stock	(56.0)	(50.9)

Acquisition of common stock for tax withholding obligations under our 2005 contingent stock plan	(2.8)	(3.9)

Repurchase of common stock	(130.0)	—
Payments of debt issuance costs	—	(7.7)
Payments for debt extinguishment costs	—	(26.2)

Net cash provided by (used in) financing activities from continuing operations	173.4	(77.6)

Effect of foreign currency exchange rate changes on cash and cash equivalents	7.0	19.4

Net change in cash and cash equivalents from continuing operations	(635.9)	(41.5)

Net cash used in operating activities from discontinued operations	—	2.4
Net cash used in investing activities from discontinued operations	—	(0.4)
Net cash used in financing activities from discontinued operations	—	—

Net change in cash and cash equivalents from discontinued operations	—	2.0

Cash and cash equivalents:
Balance, beginning of period	992.4	679.6
Net change during the period	(635.9)	(39.5)

Balance, end of period	$356.5	$640.1

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$563.1	$141.6

Income tax payments	$41.2	$56.5

Stock appreciation rights payments (less amounts included in restructuring payments)	$17.0	$27.8

Restructuring payments	$49.9	$45.0

Non-cash items:
Transfers of shares of our common stock from treasury for our 2013 and 2012 profit-sharing plan contributions	$33.2	$18.6

Transfer of shares of our common stock reserved as part of the funding of the Settlement agreement	$1.8	$—

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

Basis of Presentation

Our condensed consolidated financial statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our condensed consolidated balance sheet as of June 30, 2014 and our condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 have been made. The results set forth in our condensed consolidated statements of operations for the three and six months ended June 30, 2014 and in our condensed consolidated statements of cash flows for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, had no impact on our condensed consolidated financial condition, results of operations and cash flows.

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

We are responsible for the unaudited condensed consolidated financial statements and notes included in this report. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2013 as filed with the SEC on February 28, 2014 (“2013 Form 10-K”) and with the information contained in other publicly-available filings with the SEC.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). Previous revenue recognition guidance in U.S. GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principal, five steps are required to be applied. In addition, ASU 2014-09 expands and enhances disclosure requirements which require disclosing sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This includes both qualitative and quantitative information. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently in the process of evaluating this new standard update.

In June 2014, the FASB issued ASU 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Prior the issuance of ASU 2014-12, U.S. GAAP did not contain explicit guidance on how to account for those share-based payments. Many reporting entities accounted for performance targets that could be achieved after the requisite service period as performance conditions that affect the vesting of the award and, therefore, did not reflect the performance target in the estimate of the grant-date fair value of the award. Other reporting entities treated those performance targets as nonvesting conditions that affected the grant-date fair value of the award. We currently treat performance targets that affect vesting as a performance condition and as such, it is not included in the grant-date fair value. Therefore, the impact upon adoption would not be material to our consolidated financial position or results of operations. The amendments in ASU 2014-12 are effective for fiscal years and interim periods within those years, beginning after December 15, 2015. Earlier application is permitted.

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

The results of the rigid medical packaging business are presented as discontinued operations, net of tax, in the condensed consolidated statements of operations for the three months and six months ended June 30, 2013 and cash flows and related disclosures and, as such, have been excluded from both continuing operations and segment results for all periods presented. The operating results of the retained portion of the previously reported Medical Applications business continue to be part of our Other Category.

Following is selected financial information included in net earnings from discontinued operations:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net sales	$24.2	$48.1

Operating profit	$3.1	$5.9

Earnings before income tax provision	$3.0	$5.7
Income tax provision	1.0	1.7

Net earnings from discontinued operations, net of tax	$2.0	$4.0

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

The Company’s Food Care, Diversey Care and Product Care segments are considered reportable segments under FASB ASC Topic 280. Our reportable segments are aligned with similar groups of products. Other includes Corporate and the Medical Applications and New Ventures businesses. The Medical Applications and New Ventures businesses were previously included in the Company’s “Other Category.” Corporate which is included in Other includes certain costs that are not allocated to the reportable segments, primarily consisting of corporate overhead costs, including administrative functions and cost recovery variances not allocated to the reportable segments from global functional expenses.

Other also includes all items the Company categorizes as special or unusual items that are reported on the condensed consolidated statements of operations. These special items primarily consist of restructuring and other associated costs, expenses related to stock appreciation rights (“SARs”), which were issued in connection with the acquisition of Diversey in 2011, losses on debt redemptions and foreign currency exchange gains/losses related to Venezuelan subsidiaries.

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

The following tables show net sales and Adjusted EBITDA by our segment reporting structure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Sales:
Food Care	$962.1	$947.0	$1,866.4	$1,850.1
As a % of Total Company net sales	48.7%	48.9%	49.1%	49.1%
Diversey Care	581.3	570.0	1,086.4	1,082.9
As a % of Total Company net sales	29.5%	29.4%	28.6%	28.8%
Product Care	408.7	394.8	802.5	782.0
As a % of Total Company net sales	20.7%	20.4%	21.1%	20.8%

Total Reportable Segments Net Sales	1,952.1	1,911.8	3,755.3	3,715.0
Other	21.5	25.6	46.0	51.3

Total Company Net Sales	$1,973.6	$1,937.4	$3,801.3	$3,766.3

Adjusted EBITDA:
Food Care	$159.4	$148.2	$318.9	$293.9
Adjusted EBITDA Margin	16.6%	15.6%	17.1%	15.9%
Diversey Care	72.3	73.3	116.8	115.9
Adjusted EBITDA Margin	12.4%	12.9%	10.8%	10.7%
Product Care	70.8	61.3	140.9	123.9
Adjusted EBITDA Margin	17.3%	15.5%	17.6%	15.8%

Total Reportable Segments Adjusted EBITDA	302.5	282.8	576.6	533.7
Other	(18.4)	(20.6)	(40.3)	(40.1)

Non-U.S. GAAP Total Company Adjusted EBITDA	$284.1	$262.2	$536.3	$493.6

Adjusted EBITDA Margin	14.4%	13.5%	14.1%	13.1%

The following table shows a reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP net earnings from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Non-U.S. GAAP Total Company Adjusted EBITDA	$284.1	$262.2	$536.3	$493.6
Depreciation and amortization (1)	(81.6)	(81.8)	(164.4)	(161.3)
Special items (2):
Write-down of non-strategic assets included in depreciation and amortization	—	5.0	(0.1)	5.0
Restructuring and other charges(3)	(14.1)	(11.9)	(20.2)	(11.7)
Other restructuring associated costs included in cost of sales and selling general and administrative expenses	(10.8)	(10.7)	(15.4)	(16.6)
SARs	(1.7)	(0.1)	(2.2)	(18.1)
Costs related to the acquisition and integration of Diversey	(0.9)	—	(1.8)	(0.4)
Foreign currency exchange (losses) related to Venezuelan subsidiaries	0.2	(0.5)	(14.8)	(13.6)
Loss on debt redemption	(0.4)	(0.1)	(0.8)	(32.4)
Gain from Claims Settlement in 2014 and related cost	(0.5)	(0.2)	20.6	(0.3)
Other expense, net	(7.0)	—	(8.9)	—
Interest expense	(73.9)	(89.7)	(152.4)	(180.5)
Income tax provision	33.1	17.9	43.8	8.7

U.S. GAAP net earnings from continuing operations	$60.3	$54.3	$132.1	$55.0

(1)	Depreciation and amortization including share-based incentive compensation expense by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Food Care	$27.1	$29.2	$59.1	$59.4
Diversey Care	29.8	33.4	62.1	68.1
Product Care	9.9	9.7	20.5	19.4

Total reportable segments	66.8	72.3	141.7	146.9
Other	14.8	9.5	22.7	14.4

Total Company depreciation and amortization	$81.6	$81.8	$164.4	$161.3

(2)	Includes items that were considered unusual or special items. See “Non-U.S. GAAP information” above for further information.
(3)	Restructuring and other charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Food Care	$7.0	$4.9	$11.1	$3.5
Diversey Care	3.4	5.7	3.8	4.9
Product Care	3.5	1.2	5.0	3.2

Total reportable segments	13.9	11.8	19.9	11.6
Other	0.2	0.1	0.3	0.1

Total Company restructuring and other charges	$14.1	$11.9	$20.2	$11.7

Allocation of Goodwill and Identifiable Intangible Assets to Reportable Segments

Our management views goodwill and identifiable intangible assets as corporate assets, so we do not allocate their balances to the reportable segments. However, we are required to allocate their balances to each reporting unit to perform our annual goodwill impairment review, which we do during the fourth quarter of the year. There was no change to the allocation of goodwill by reporting unit as a result of the change in our reportable segment structure discussed above. See Note 7, “Goodwill and Identifiable Intangible Assets,” for the allocation of goodwill and identifiable intangible assets and the changes in their balances in the six months ended June 30, 2014 by our segment reporting structure.

(5) Inventories

The following table details our inventories and the reduction of certain inventories to a LIFO basis:

	June 30, 2014	December 3 2013

Inventories (at FIFO, which approximates replacement value):
Raw materials	$116.6	$116.6
Work in process	127.0	110.9
Finished goods	590.1	514.5

Subtotal (at FIFO)	833.7	742.0
Reduction of certain inventories to LIFO basis	(50.2)	(53.6)

Total	$783.5	$688.4

We determine the value of some of our non-equipment U.S. inventories by the last-in, first-out, or LIFO, inventory method. U.S. inventories determined by the LIFO method were $122 million at June 30, 2014 and $101 million at December 31, 2013.

(6) Property and Equipment, net

The following table details our property and equipment, net:

	June 30, 2014	December 31, 2013
Land and improvements	$126.3	$135.8
Buildings	734.9	729.6
Machinery and equipment	2,500.6	2,488.4
Other property and equipment	170.1	164.8
Construction-in-progress	114.2	107.1

Property and equipment, gross	3,646.1	3,625.7
Accumulated depreciation and amortization	(2,546.4)	(2,491.2)

Property and equipment, net	$1,099.7	$1,134.5

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest cost capitalized	$1.2	$1.3	$2.5	$2.7

Depreciation and amortization expense for property and equipment	$38.5	$43.1	$75.6	$83.1

(7) Goodwill and Identifiable Intangible Assets

Goodwill

The following table shows our goodwill balances by our segment reporting structure. See Note 4, “Segments” for further details of our new segment structure. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of June 30, 2014, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

	Carrying Value at December 31, 2013	Accumulated Impairment	Carrying Value at December 31, 2013	Impact of Foreign Currency Translation Six Months Ended June 30, 2014	Carrying Value at June 30, 2014	Accumulated Impairment	Carrying Value at June 30, 2014
Food Care	$833.7	$(208.0)	$625.7	$5.8	$839.5	$(208.0)	$631.5
Diversey Care	1,994.1	(883.0)	1,111.1	2.2	1,996.3	(883.0)	1,113.3
Product Care	1,372.8	—	1,372.8	0.2	1,373.0	0.0	1,373.0
Other	5.0	—	5.0	0.3	5.3	0.0	5.3

Total	$4,205.6	$(1,091.0)	$3,114.6	$8.5	$4,214.1	$(1,091.0)	$3,123.1

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives. We have determined that substantially all of the trademarks and trade names included below had indefinite useful lives as of June 30, 2014. As of June 30, 2014, there were no impairment indicators present.

	June 30, 2014				December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net
Customer relationships	$955.7	$(198.2)	(148.9)	$608.6	$961.3	$(171.2)	$(148.9)	$641.2
Trademarks and trade names	881.5	(0.1)	(630.2)	251.2	881.5	(0.1)	(630.2)	251.2
Technology	258.2	(152.8)	(22.2)	83.2	252.6	(128.0)	(22.2)	102.4
Contracts	44.3	(26.1)	—	18.2	44.0	(21.9)	—	22.1

Total	$2,139.7	$(377.2)	$(801.3)	$961.2	$2,139.4	$(321.2)	$(801.3)	$1,016.9

The following table shows the remaining estimated future amortization expense at June 30, 2014:

Year	Amount
2014	$53.3
2015	88.7
2016	84.8
2017	79.3
2018	70.2
Thereafter	333.8

Total	$710.1

(8) Accounts Receivable Securitization Programs

U.S. Accounts Receivable Securitization Program

We and a group of our U.S. subsidiaries maintain an accounts receivable securitization program with two banks and issuers of commercial paper administered by these banks. As of June 30, 2014, the maximum purchase limit for receivable interests was $125 million, subject to the availability limits described below.

The amounts available from time to time under this program may be less than $125 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During the three months and six months ended June 30, 2014, the level of eligible assets available under the program was lower than $125 million primarily due to certain required reserves against our receivables. As a result, the amount available to us under the program was $92 million at June 30, 2014. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

This program expires annually in September and is renewable. We intend to extend the expiration date of the program in September 2014 for an additional year.

European Accounts Receivable Securitization Program

We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks and issuers of commercial paper administered by these banks. As of June 30, 2014, the maximum purchase limit for receivable interests was €95 million, ($129 million equivalent at June 30, 2014) subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of June 30, 2014, the amount available under this program was €95 million ($129 million equivalent as of June 30, 2014).

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

This program expires annually in February and is renewable. We intend to extend the expiration date of the program in February 2015 for an additional year.

Utilization of Our Accounts Receivable Securitization Programs

Neither program discussed above qualifies for sale accounting under FASB ASC 860, Transfers and Servicing, and as such, any borrowings are accounted for as secured short-term borrowings on the condensed consolidated balance sheet. Financing costs associated with the programs are recorded as interest expense and other expense.

In connection with the funding of the payment of the Settlement agreement on February 3, 2014, we utilized both our U.S. and European programs. During the first six months of 2014, we utilized $88 million available to us under the U.S. program and €95 million ($129 million equivalent as of June 30, 2014) available to us under the European program. The total amount of borrowings under the programs was $217 million and the trade receivables that serve as collateral for these borrowings were reclassified from trade receivables, net to other current assets and included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of June 30, 2014 in accordance with FASB ASC 860. The weighted average interest rate for these borrowings was 1.22% at June 30, 2014. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. Total interest expense related to the use of these programs was approximately $1 million in the six months ended June 30, 2014.

Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at June 30, 2014.

As of December 31, 2013, we had no amounts outstanding under either the U.S. or European program, and we did not utilize these programs during 2013.

(9) Restructuring Activities

The following table details our restructuring activities.

	Three Months Ended June 30,						Six Months Ended June 30,
	2014			2013			2014			2013
	IOP	EQIP	Total	IOP	EQIP	Total	IOP	EQIP	Total	IOP	EQIP	Total

Other associated costs	$0.6	$7.9	$8.5	$3.2	$1.8	$5.0	$2.0	$10.6	$12.6	$8.5	$1.8	$10.3
Restructuring charges	4.2	9.9	14.1	(4.8)	16.7	11.9	5.5	14.7	20.2	(5.0)	16.7	11.7

Total	$4.8	$17.8	$22.6	$(1.6)	$18.5	$16.9	$7.5	$25.3	$32.8	$3.5	$18.5	$22.0

Earnings Quality Improvement Program (EQIP)

In May 2013, we announced the commencement of EQIP, which is an initiative to deliver meaningful cost savings and network optimization. The costs associated with this plan consist primarily of (i) a reduction in headcount, which is expected to be approximately 750-900 and other costs associated with divisional realignment and connected profitability improvement programs, including severance and termination benefits for employees, expected to be approximately $105 million to $120 million and (ii) costs and capital expenditures associated with incremental supply chain network optimization projects, including facility relocation and closures, expected to be approximately $85 million to $90 million. We currently estimate that we will incur total costs of approximately $190 million to $210 million in connection with implementation of this plan, including capital expenditures of approximately $50 million to $55 million. The plan is expected to be substantially completed by the end of 2016.

The other associated costs included in the table above primarily consist of consulting and rebranding costs incurred in connection with the rebranding of the Company and its divisions, which were included in selling, general and administrative expenses on the condensed consolidated statements of operations for the three and six months ended June 30, 2014. In addition, other associated costs in the three months ended June 30, 2014 include $4 million for an asset impairment in Europe, which was included in cost of sales on the condensed consolidated statements of operations. The restructuring charges included in the table above primarily consist of termination and benefit costs.

The restructuring accrual, spending and other activity in the six months ended June 30, 2014 and the accrual balance remaining at June 30, 2014 related to this program were as follows:

EQIP restructuring accrual at December 31, 2013	$55.9
Accrual and accrual adjustments	14.7
Cash payments during 2014	(28.0)
Effect of changes in foreign currency exchange rates	0.3

EQIP restructuring accrual at June 30, 2014	$42.9

Cumulative cash payments made in connection with this program, including associated costs through June 30, 2014, were $72 million. We expect to pay $38 million of the accrual balance remaining at June 30, 2014 within the next twelve months. This amount is included in accrued restructuring costs on the condensed consolidated balance sheet at June 30, 2014. The majority of the remaining accrual of $5 million is expected to be paid in 2015 with minimal amounts to be paid out in 2016. This amount is included in other liabilities on our condensed consolidated balance sheet at June 30, 2014.

Capital expenditures related to this program were $10 million in the six months ended June 30, 2014 and there were no capital expenditures related to this program in the six months ended June 30, 2013. Capital expenditures mainly relate to supply chain network optimization.

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

The other associated costs in the table above primarily consist of consulting fees included in selling, general and administrative expenses on the condensed consolidated statements of operations.

The restructuring accrual, spending and other activity in the six months ended June 30, 2014 and the accrual balance remaining at June 30, 2014 related to this program were as follows:

IOP restructuring accrual at December 31, 2013	$24.5
Accrual and accrual adjustments	5.5
Cash payments during 2014	(13.3)
Effect of changes in foreign currency exchange rates	(0.2)

IOP restructuring accrual at June 30, 2014	$16.5

Cumulative cash payments made in connection with this program, including associated costs through June 30, 2014, were $205 million. We expect to pay substantially all of the accrual balance remaining at June 30, 2014 within the next twelve months. This amount is included in accrued restructuring costs on the condensed consolidated balance sheet at June 30, 2014.

Capital expenditures related to this program were $1 million in the six months ended June 30, 2014 and $7 million in the six months ended June 30, 2013. Capital expenditures mainly relate to facilities and supply chain network optimization.

(10) Debt and Credit Facilities

Our total debt outstanding consisted of the amounts included in the table below:

	June 30, 2014	December 31, 2013
Short-term borrowings (1)	$644.0	$81.6
Current portion of long-term debt(2) (3)	69.8	201.5

Total current debt	713.8	283.1
Term Loan A Facility due October 2016, less unamortized lender fees of $6.1 in 2014 and $8.4 in 2013 (2) (3)	571.5	634.8
Term Loan B Facility due October 2018, less unamortized lender fees of $6.6 in 2014 and $7.3 in 2013, and unamortized discount of $9.7 in 2014 and $10.8 in 2013(3)	680.8	681.6
8.125% Senior Notes due September 2019	750.0	750.0
6.50% Senior Notes due December 2020	426.5	424.1
8.375% Senior Notes due September 2021	750.0	750.0
5.25% Senior Notes due April 2023	425.0	425.0
6.875% Senior Notes due July 2033, less unamortized discount of $1.4 in 2014 and 2013	448.6	448.6
Other	2.5	2.3

Total long-term debt, less current portion	4,054.9	4,116.4

Total debt(4)	$4,768.7	$4,399.5

(1)	June 30, 2014 is comprised primarily of $217 million of borrowings outstanding under our U.S. and European accounts receivable securitization programs and $305 million of borrowings outstanding under our revolving credit facility, of which we have the intent and ability to repay within twelve months as of June 30, 2014.
(2)	The Company’s $150 million 12% Senior Notes due February 2014 (“12% Senior Notes”) were included in current portion of long-term debt as of December 31, 2013. We repaid the 12% Senior Notes upon their maturity using cash on hand and committed liquidity.
(3)	We reclassified $68 million of Term Loan A and Term Loan B installment payments due in the next 12 months to current portion of long term debt as of June 30, 2014.
(4)	The weighted average interest rate on our total outstanding debt was 5.7% as of June 30, 2014 and 6.2% as of December 31, 2013.

Amended and Restated Senior Secured Credit Facilities

On July 25, 2014, the Company entered into a second restatement agreement (the “Second Restatement Agreement”) whereby its senior secured credit facility was amended and restated (the “Second Amended and Restated Credit Agreement”) with Bank of America, N.A., as agent, and the other financial institutions party thereto. The changes include (i) the refinancing of the term loan A facilities, term loan B facilities and revolving credit facilities with new term loan A facilities (including facilities in Canadian dollars, euros, Japanese yen, pounds sterling and U.S. dollars) in an aggregate principal amount equivalent to $1,330 million and revolving credit facilities of $700 million, (ii) a new $100 million delayed draw term loan A facility, (iii) a 0.75% reduction of the interest rate margin for the term loan A facilities and revolving credit facilities, (iv) extension of the final maturity of the term loan A facilities and revolving credit commitment to July 25, 2019, (v) adjustments to the financial maintenance covenant of Consolidated Net Debt to Consolidated EBITDA (as defined in the Second Amended and Restated Credit Agreement) and other covenants to provide additional flexibility to the Company and (vi) other amendments.

Lines of Credit

The following table summarizes our available lines of credit, which include our senior secured credit facility and the amounts available under our U.S. and European accounts receivable securitization programs. We are not subject to any material compensating balance requirements in connection with our lines of credit.

	June 30, 2014	December 31, 2013
Used lines of credit (1)	$644.0	$81.6
Unused lines of credit	642.2	1,224.0

Total available lines of credit(2)	$1,286.2	$1,305.6

(1)	Includes total borrowings under AR securitization program, revolving credit facility and borrowings under several foreign subsidiaries.
(2)	Of the total available lines of credit, $945 million were committed.

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Additionally, the senior secured credit facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the credit facility). We were in compliance with the above financial covenants and limitations at June 30, 2014.

(11) Derivatives and Hedging Activities

We report all derivative instruments on our balance sheet at fair value and establish criteria for designation and effectiveness of transactions entered into for hedging purposes. Our derivative and hedging activities include third party and intercompany receivables and payables and intercompany loans.

Foreign Currency Forward Contracts Designated as Cash Flow Hedges

Net unrealized after tax gains (losses) related to these contracts that were included in other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 and any amounts reclassified to the condensed consolidated statements of operations were not material. The unrealized amounts in other comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period.

Foreign Currency Forward Contracts Not Designated as Hedges

The changes in fair value of these contracts are recognized in other (expense), net, on our condensed consolidated statements of operations and are substantially offset by the remeasurement of the underlying foreign currency denominated items. These contracts predominantly have original maturities of 12 to 18 months.

Interest Rate Swaps

From time to time, we may use interest rate swaps to manage our mix of fixed and floating interest rates on our outstanding indebtedness.

At June 30, 2014 and December 31, 2013, we had $100 million notional amount of outstanding interest rate swaps, which did not materially impact our condensed consolidated results of operations or financial position.

Other Derivative Instruments

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to foreign exchange rates and interest rate and currency swaps related to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At June 30, 2014 and December 31, 2013, we had no foreign exchange options, or interest rate and currency swap agreements outstanding.

See Note 12, “Fair Value Measurements and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

Fair Value of Derivative Instruments

The following table details the fair value of our derivative instruments included on our condensed consolidated balance sheets.

	Fair Value of Asset Derivatives (1)		Fair Value of (Liability) Derivatives (1)
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)	$0.3	$3.4	$(2.4)	$(1.4)
Interest rate swaps (fair value hedges)	1.5	—	—	(1.0)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	1.9	7.1	(36.3)	(49.1)

Total	$3.7	$10.5	$(38.7)	$(51.5)

(1)	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the condensed consolidated balance sheets.

The following table details the effect of our derivative instruments on our condensed consolidated statements of operations. The gains and losses on foreign currency forward contracts included below were substantially offset by the losses and gains resulting from the remeasurement of the underlying foreign currency denominated items, which are included in other (expense), net, on the condensed consolidated statement of operations. The underlying foreign currency denominated items include third party and intercompany receivables and payables and intercompany loans.

	Amount of Gain (Loss) Recognized in Earnings on Derivatives(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$(1.1)	$0.5	$1.2	$0.2
Interest rate swaps	0.5	—	1.0	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	(1.8)	3.6	(4.9)	(16.2)

Total	$(2.4)	$4.1	$(2.7)	$(16.0)

(1)	Amounts recognized on foreign currency forward contracts were included in other (expense), net and amounts recognized on interest rate swaps were included in interest expense.

(12) Fair Value Measurements and Other Financial Instruments

Fair Value Measurements

In determining fair value of financial instruments, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in our assessment of fair value. We determine fair value of our financial instruments based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•	Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The following table details the fair value hierarchy of our financial instruments:

June 30, 2014	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$59.5	$—	$59.5	$—
Derivative financial instruments net asset (liability):
Interest rate swaps	$1.5	$—	$1.5	$—
Foreign currency forward contracts	$(36.5)	$—	$(36.5)	$—

December 31, 2013	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$491.9	$—	$491.9	$—
Derivative financial instruments net asset (liability):
Interest rate swaps	$(1.0)	$—	$(1.0)	$—
Foreign currency forward contracts	$(40.0)	$—	$(40.0)	$—

Cash Equivalents

Our cash equivalents at June 30, 2014 and December 31, 2013 consisted of commercial paper and time deposits (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

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

The table below shows the carrying amounts and estimated fair values of our total debt:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
12% Senior Notes due February 2014	$—	$—	$150.3	$150.6
Term Loan A Facility due October 2016	638.5	638.5	684.5	684.5
Term Loan B Facility due October 2018	681.7	681.7	681.6	681.6
8.125% Senior Notes due September 2019	750.0	831.9	750.0	841.4
6.50% Senior Notes due December 2020	426.5	480.0	424.1	456.7
8.375% Senior Notes due September 2021	750.0	860.0	750.0	853.1
5.25% Senior Notes due April 2023	425.0	433.7	425.0	414.7
6.875% Senior Notes due July 2033	448.6	462.4	448.6	431.2
Other foreign loans(1)	255.1	254.9	85.0	84.9
Other domestic loans(2)	393.3	393.3	0.4	0.4

Total debt	$4,768.7	$5,036.4	$4,399.5	$4,599.1

(1)	Includes $129 million outstanding under our European accounts receivable securitization program.
(2)	Includes $305 million outstanding under our revolving credit facility and $88 million outstanding under our U.S. accounts receivable securitization program.

As of June 30, 2014, we did not have any non–financial assets or liabilities that were carried at fair value on a recurring basis in the condensed consolidated financial statements or for which a fair value measurement was required. Included among our non-financial assets and liabilities are inventories, net property and equipment, goodwill, intangible assets, and asset retirement obligations.

(13) Income Taxes

Effective Income Tax Rate and Income Tax Provision

Our effective income tax rate from continuing operations for the three months ended June 30, 2014 was 35.4% and for the six months ended June 30, 2014 was 24.9%. Our effective income tax rate for the six months ended June 30, 2014 benefited from a favorable earnings mix with earnings in jurisdictions with low tax rates. In addition, our rate benefited from certain favorable discrete items totaling approximately $14 million, including $7 million from a favorable tax settlement and approximately $7 million from the release of reserves related to the expiration of the statute of limitations and a successful judicial verdict. The favorable factors were partially offset by the $15 million foreign currency exchange losses related to Venezuelan subsidiaries with no tax benefit and the lapse of various U.S. tax provisions (the “Extenders”), including the research and development credit and certain foreign provisions. Our effective income tax rate from continuing operations for the three months ended June 30, 2014 also benefitted from the favorable earnings mix mentioned above, but this was offset by special item expenses with no or low tax benefits as well as the lapse of the Extenders.

Our effective income tax rate from continuing operations for the three months ended June 30, 2013 was 24.8% and for the six months ended June 30, 2013 was 13.7%. Our effective income tax rate for both the three and six months ended June 30, 2013 benefitted from a favorable earnings mix, with earnings in jurisdictions with low tax rates and losses in jurisdictions, including the U.S. for the six month period, with high tax rates. The favorable factors were partially offset by losses in jurisdictions where we did not have any tax benefit due to the applicable tax rate or valuation allowances. The effective income tax rate for the six months ended June 30, 2013 benefited from a retroactive reinstatement of certain tax provisions that were recorded as discrete items during the three months ended March 31, 2013. On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012, retroactively reinstating and extending the research and development tax credit and certain foreign tax provisions from January 1, 2012 through December 31, 2013. This favorable factor for the six month period was partially offset by an increase in certain foreign tax rates, which increased our deferred tax liabilities.

Unrecognized Tax Benefits

As noted above, during the six months ended June 30, 2014, we reduced our unrecognized tax benefits by approximately $7 million. We have not changed our policy with regard to the reporting of penalties and interest related to unrecognized tax benefits.

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

Development Grant Matter

On May 25, 2010, one of our Italian subsidiaries received a demand from the Italian Ministry of Economic Development (the “Ministry”) for the total repayment of grant monies paid to two of our former subsidiaries in the amount of €5 million. With accrued interest the total value of the demand currently stands at €10 million ($14 million equivalent at June 30, 2014). The grant monies had previously been certified as payable by the Italian authorities and the grant process was finalized and closed in 2006. We acquired the former subsidiaries in September 2001 as part of an acquisition. The substance of the repayment demand is that the former owners of the subsidiaries made fraudulent claims and used fraudulent documents to support their grant application prior to our acquisition. There is no suggestion that we or our Italian subsidiary were directly involved in the grant process, but as purchaser of the two companies, the Ministry is seeking repayment from our Italian subsidiary. Our Italian subsidiary submitted a total denial of liability in regard to this matter on June 30, 2010. A full hearing of the merits of the demand was held July 3, 2014, with a decision expected by the end of September 2014. We are not able to determine the eventual outcome of the case. Accordingly, we have not recorded a liability related to this matter. We do not expect this matter to be material to our full year condensed consolidated financial condition or results of operations, however the amount may be material to an interim reporting period.

(15) Stockholders’ Equity

Repurchase of Common Stock

On June 13, 2014, Sealed Air repurchased $130 million, or 3,932,244 shares, of common stock at a price of $33.06 per share from the WRG Asbestos PI Trust. As a result, our common stock in treasury increased by $130 million. The Company funded the stock repurchase with $110 million from committed credit facilities and $20 million of accumulated cash and cash equivalents.

Quarterly Cash Dividends

On May 22, 2014, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, or $28 million, which was paid on June 20, 2014 to stockholders of record at the close of business on June 6, 2014. On February 18, 2014, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, or $28 million, which was paid on March 21, 2014 to stockholders of record at the close of business on March 7, 2014.

Our credit facility and certain of our senior notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our condensed consolidated financial condition and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.

Stock Appreciation Rights (“SARs”)

In connection with the acquisition of Diversey, Sealed Air exchanged Diversey’s cash-settled stock appreciation rights and stock options that were unvested as of May 31, 2011 and unexercised at October 3, 2011 into cash-settled stock appreciation rights based on Sealed Air common stock. As of June 30, 2014, total outstanding SARs was 0.6 million, and the total remaining unvested SARs was 0.3 million and will vest entirely by March 31, 2015.

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

We recognized SARs expense of $2 million in the three months ended June 30, 2014 and $2 million in the six months ended June 30, 2014, related to SARs that were granted to Diversey employees who remained employees as of June 30, 2014. We also recognized SARs expense of less than $1 million in the three months ended June 30, 2013 and $18 million in the six months ended June 30, 2013, related to SARs that were granted to Diversey employees who remained employees as of June 30, 2013. Cash payments due to the exercise of these SARs were $17 million for the six months ended June 30, 2014 and $28 million for the six months ended June 30, 2013. As of June 30, 2014, the liability for the remaining outstanding SARs was $19 million and is included in other current liabilities on the condensed consolidated balance sheets.

In addition to the amounts discussed above, $1 million of SARs payments was recorded in the six months ended June 30, 2013 due to the exercise of SARs that were part of the termination and benefit costs for employees under the IOP. This expense was included in restructuring and other charges on our condensed consolidated statements of operations. We did not recognize any SARs-related restructuring expense in the six months ended June 30, 2014, and there was no remaining liability for SARs included in the restructuring programs as of June 30, 2014.

Share-based Incentive Compensation

We record share-based incentive compensation expense in selling, general and administrative expenses and cost of sales on our condensed consolidated statements of operations with a corresponding credit to additional paid-in capital within stockholders’ equity for equity-based awards and to other liabilities for cash-based awards, based on the fair value of the share-based incentive compensation awards at the date of grant. We recognize an expense or credit reflecting the recognition, net of estimated forfeitures, of the expected cost of the program. For the various performance share unit (“PSU”) awards programs and our stock leverage opportunity (“SLO”) award programs, the cumulative amount accrued to date is adjusted up or down to the extent the expected performance against the targets has improved or worsened for the performance conditions components of the awards.

The following table shows our total share-based incentive compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Total share-based incentive compensation expense(1)	$11.9	$7.3	$26.4	$14.9

(1)	The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock or the expense or income related to SARs and other cash-based awards. See Stock Appreciation Rights above for further details of SARs. At June 30, 2014, our other cash-based awards were not material to our condensed consolidated financial positions or results of operations.

Special PSU Program for 2014

During March 2014, the Compensation Committee approved a special PSU award to the executive officers and a broader group of other employees under the 2005 Contingent Stock Plan. The following summarizes the key features of the PSU awards:

•	the PSU awards are earned principally based on achievement of exceeding $1.7 billion of adjusted free cash flow (as defined in the award), above targets established in the Company’s three-year strategic plan, over the three-year performance period of 2014-2016.

•	in addition, no portion of an award is earned unless we achieve a minimum specified level of earnings per share during the last year of the performance period, in order to balance the free cash flow goal with an appropriate focus on generating earnings.

•	to further balance the incentives, the amount earned based on adjusted free cash flow performance will be reduced by 25% if our relative Total Stockholder Return (as defined in the award) for the performance period is below a certain percentile of an approved peer group of companies.

•	payment of 50% of any PSUs earned during the performance period will be made in early 2017. The remaining 50% of the earned PSUs is subject to an additional 2017 performance requirement, the ratio of working capital to net trade sales for 2017 (as defined in the award) and will be paid in early 2018.

These PSU awards are in addition to other 2014 long-term incentive compensation opportunities. We recognized $2 million of share-based compensation expense related to this award in the three months ended June 30, 2014, and $4 million in the six months ended June 30, 2014.

Accumulated Other Comprehensive Loss

Included in stockholders’ equity on our condensed consolidated balance sheets is accumulated other comprehensive loss, the majority of which is unrecognized pension items of $144 million as of June 30, 2014. For the three months ended June 30, 2014, we reclassified $1 million and for the six months ended June 30, 2014 we reclassified $2 million of unrecognized pension items, net of taxes from accumulated other comprehensive income to other assets and other liabilities on the consolidated balance sheets. See Note 15, “Profit Sharing, Retirement Savings Plans and Defined Benefit Plans,” of the Notes to the Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K for additional information related to unrecognized pension items included in accumulated other comprehensive loss.

(16) Other (Expense), net

The following table provides details of other (expense), net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest and dividend income	$3.0	$2.4	$6.6	$5.6
Net foreign exchange transaction losses	(2.6)	(3.8)	(4.6)	(5.4)
Bank fee expense	(1.7)	(1.7)	(3.3)	(3.3)
Other, net	(3.5)	(0.2)	(3.1)	0.1

Other (expense), net	$(4.8)	$(3.3)	$(4.4)	$(3.0)

Gain from Claims Settlement

As previously disclosed in our 2013 Annual Report on Form 10-K, on February 3, 2014, we entered into the Claims Settlement agreement. Under the Claims Settlement agreement, we released and waived certain claims against the Grace Parties and the Grace Parties released and waived certain claims against us. As a result, we recognized a gain of $21 million during the six months ended June 30, 2014, which consisted of the release of $17 million of certain tax liabilities and $4 million of other associated liabilities.

Impairment of Equity Method Investment

During the three months ended June 30, 2014, we recognized an impairment of $6 million in connection with an equity method investment. This investment was not material to our condensed consolidated financial position or results of operations.

(17) Net Earnings Per Common Share

The following table shows the calculation of basic and diluted net earnings per common share under the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic Net Earnings Per Common Share:
Numerator
Net earnings available to common stockholders	$60.3	$56.3	$132.1	$59.0
Distributed and allocated undistributed net earnings to non-vested restricted stockholders	(0.3)	(0.2)	(0.7)	(0.3)

Distributed and allocated undistributed net earnings to common stockholders	60.0	56.1	131.4	58.7
Distributed net earnings - dividends paid to common stockholders	(27.9)	(25.3)	(55.6)	(50.6)

Allocation of undistributed net earnings to common stockholders	$32.1	$30.8	$75.8	$8.1

Denominator
Weighted average number of common shares outstanding - basic	213.5	194.8	210.1	194.3
Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.13	$0.13	$0.26	$0.26
Allocated undistributed net earnings (loss) to common stockholders	0.15	0.16	0.37	0.04

Basic net earnings per common share:	$0.28	$0.29	$0.63	$0.30

Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$60.0	$56.1	$131.4	$58.7
Add: Allocated undistributed net earnings to non-vested restricted stockholders	0.2	0.1	0.5	0.1
Less: Undistributed net earnings reallocated to non-vested restricted stockholders	(0.2)	(0.1)	(0.5)	(0.1)

Net earnings available to common stockholders - diluted	$60.0	$56.1	$131.4	$58.7

Denominator
Weighted average number of common shares outstanding - basic	213.5	194.8	210.1	194.3
Effect of assumed issuance of Settlement agreement shares (1)	—	18.0	3.3	18.0
Effect of non-vested restricted stock units	1.2	0.8	1.2	0.9

Weighted average number of common shares outstanding - diluted	214.7	213.6	214.6	213.2

Diluted net earnings per common share	$0.28	$0.26	$0.61	$0.28

(1)	For 2014, the shares included above represent the weighted average number of shares from January 1, 2014 through February 3, 2014. The weighted average number of shares from February 4, 2014 through June 30, 2014 are included in the weighted average number of common shares outstanding-basic since they were issued on February 3, 2014 in connection with the Settlement agreement.

PSU Awards

Since the PSU awards include contingently issuable shares that are based on conditions other than earnings or market price, they are included in the diluted weighted average number of common shares outstanding when we meet the performance conditions as of that date. Shares related to the 2012, 2013 and 2014 PSU awards were not included in the diluted weighted average number of common shares outstanding for the three months and six months ended June 30, 2014 because the target levels of their respective performance conditions were not met as of June 30, 2014.

Stock Leverage Opportunity Awards (“SLO”)

The shares or units associated with the 2014 SLO awards are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the three months and six months ended June 30, 2014. These shares or units will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of 2015. Once this determination is made, the shares or units will be included in diluted weighted average number of common shares outstanding if the impact to diluted net earnings per common share is dilutive. The numbers of shares or units associated with SLO awards for the three months and six ended June 30, 2014 and 2013 were nominal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2013 Form 10-K and our consolidated financial statements and related notes set forth in Item 8 of Part II of our 2013 Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Statements,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.

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

Recent Events

Amended and Restated Senior Secured Credit Facilities

On July 25, 2014, we amended and restated our senior secured credit facilities, including repayment of the outstanding Term Loan B. The amended and restated facility refinanced our Term Loan A, Term Loan B and revolving facilities. The new facilities, totaling $2.13 billion, are comprised of $1.33 billion for Term Loan A facilities and $700 million of revolving commitments. We also established a new $100 million delayed draw term Loan A facility. The amended and restated facility will provide approximately $15 million of annualized cash interest savings, in addition to a maturity extension and increased covenant flexibility. See Note 10, “Debt and Credit Facilities” for further details.

New Global Headquarters

On July 23, 2014, we announced that we will be establishing a new global headquarters in Charlotte, North Carolina. We will relocate the headquarters for our divisions, research and development facilities, and corporate offices. Within the next three years, we anticipate approximately 1,300 jobs will be relocated to Charlotte from our current corporate headquarters in Elmwood Park, New Jersey; all or part of its facilities in Saddle Brook, New Jersey; Danbury, Connecticut; Racine, Wisconsin; and, Duncan and Greenville, South Carolina. We will also relocate a small number of jobs from other locations. We expect that our relocation will result in less than $20 million of net cash costs over the next three years.

Repurchase of Common Stock

On June 13, 2014, we repurchased $130 million, or 3,932,244 shares, of common stock at a price of $33.06 per share from the WRG Asbestos PI Trust. We funded the stock repurchase with $110 million from committed credit facilities and $20 million of accumulated cash and cash equivalents.

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

Full Year 2014 Outlook

The Company increased its full year 2014 outlook for Net Sales, Adjusted EBITDA, Adjusted EPS and Free Cash Flow. For Net Sales, the Company estimates approximately $7.75 billion, a $50 million increase from previously provided guidance. This assumes an estimated unfavorable impact of approximately 1% from foreign currency translation. Adjusted EPS is expected to be in the range of $1.65 to $1.70 as compared to the previously provided guidance of $1.50 to $1.60.

Adjusted EBITDA is anticipated to be in the range of approximately $1.085 billion to $1.095 billion, an increase from the previously provided guidance of $1.050 billion to $1.070 billion. Free Cash Flow is estimated to be approximately $485 million as compared to the previously provided guidance of $425 million. The Company is revising its 2014 estimates for cash restructuring charges and capital expenditures to be approximately $135 million and approximately $150 million, respectively. Our Free Cash Flow target excludes the Settlement agreement payment.

We also estimate 2014 interest expense to be approximately $285 million ($273 million of cash interest expense) and depreciation and amortization to be approximately $315 million. We also anticipate a Tax Rate of approximately 27%. As a result of our repurchase of 3.9 million shares of our common stock in June 2014, as of June 30, 2014 we anticipate the full year weighted-average diluted share count to be approximately 213 million shares.

Highlights of Financial Performance

Below are highlights of our financial performance. See below for U.S. GAAP to Non-U.S. GAAP reconciliations:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2014	2013	Change	2014	2013	Change
Net sales	$1,973.6	$1,937.4	1.9%	$3,801.3	$3,766.3	0.9%

Gross profit	$680.0	$659.1	3.2%	$1,321.0	$1,271.3	3.9%

As a % of net sales	34.5%	34.0%		34.8%	33.8%
Operating profit	$172.3	$165.8	3.9%	$327.2	$293.2	11.6%

As a % of net sales	8.7%	8.6%		8.6%	7.8%
Net earnings available to common stockholders from continuing operations	$60.3	$54.3	11.0%	$132.1	$55.0	# %

Net earnings per common share from continuing operations - basic	$0.28	$0.28	1.3%	$0.63	$0.28	# %

Net earnings per common share from continuing operations - diluted	$0.28	$0.25	10.5%	$0.61	$0.26	# %

Weighted average number of common shares outstanding:
Basic	213.5	194.8		210.1	194.3

Diluted	214.7	213.6		214.6	213.2

Non-U.S. GAAP Adjusted EBITDA from continuing operations	$284.1	$262.2	8.4%	536.3	493.6	8.7%

Non-U.S. GAAP Adjusted EPS from continuing operations	$0.42	$0.35	20.0%	$0.75	$0.58	29.3%

#	Denotes a variance greater than or equal to 100%.

The following table presents a reconciliation of our U.S. GAAP net earnings from continuing operations to our non-U.S. GAAP Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
U.S. GAAP net earnings available to common stockholders from continuing operations	$60.3	$54.3	$132.1	$55.0
Income tax provision	33.1	17.9	43.8	8.7
Interest expense	73.9	89.7	152.4	180.5
Depreciation and amortization	81.6	81.8	164.4	161.3

EBITDA	$248.9	$243.7	$492.7	$405.5
Special items (1)	35.2	18.5	43.6	88.1

Adjusted EBITDA	$284.1	$262.2	$536.3	$493.6

The following table presents a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP Adjusted EPS:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Net Earnings	EPS	Net Earnings	EPS	Net Earnings	EPS	Net Earnings	EPS
U.S. GAAP net earnings and EPS available to common stockholders from continuing operations	$60.3	$0.28	$54.3	$0.25	$132.1	$0.61	$55.0	$0.26

Special items(1)	30.3	0.14	19.6	0.09	29.9	0.14	68.8	0.32

Non-U.S. GAAP adjusted net earnings and EPS available to common stockholders - continuing operations	$90.6	$0.42	$73.9	$0.35	$162.0	$0.75	$123.8	$0.58

Weighted average number of common shares outstanding - Diluted		214.7		213.6		214.6		213.2

(1)	For the three months ended June 30, 2014, this amount primarily includes restructuring and other associated costs related to our EQIP and IOP programs of $25 million ($20 million, net of taxes) and impairment of equity method investment of $6 million ($4 million, net of taxes). For the three months ended June 30, 2013, this amount includes primarily restructuring and other associated costs related to EQIP and IOP programs of $17 million ($14 million, net of taxes). See Note 17, “Net Earnings (Loss) Per Common Share,” for details on the calculation of our U.S. GAAP basic and diluted EPS.

For the six months ended June 30, 2014, this amount primarily includes restructuring and other associated costs related to our EQIP and IOP programs of $36 million ($28 million, net of taxes), foreign currency exchange losses related to Venezuelan subsidiaries of $15 million ($15 million, net of taxes), impairment of equity method investment of $6 million ($4 million, net of taxes) and impairment of assets of $4 million ($4 million, net of tax). These amounts were partially offset by gain on Claims Settlement of $21 million ($21 million, net of taxes). For the six months ended June, 2013, this amount includes primarily loss on debt redemption of $32 million ($21 million, net of taxes), restructuring and other associated costs related to EQIP and IOP programs of $22 million ($16 million, net of taxes), SARs expense of $18 million ($16 million, net of taxes), and foreign currency exchange losses related to Venezuelan subsidiaries of $14 million ($14 million, net of taxes). See Note 17, “Net Earnings (Loss) Per Common Share,” for details on the calculation of our U.S. GAAP basic and diluted EPS.

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Provision	Effective Tax Rate	Provision	Effective Tax Rate	Provision	Effective Tax Rate	Provision	Effective Tax Rate
U.S. GAAP	$33.1	35.4%	$17.9	24.8%	$43.8	24.9%	$8.7	13.7%

Non-U.S. GAAP	$38.0	29.5%	$21.8	22.8%	$57.4	26.2%	$33.0	21.0%

See “Use of Non-U.S. GAAP Information” above for further details.

Foreign Currency Translation Impact on Condensed Consolidated Financial Results

Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. Historically, the most significant currencies that have impacted the translation of our condensed consolidated financial results into U.S. dollars are the euro, the Australian dollar, the Brazilian real, the British pound, the Canadian dollar and the Mexican peso.

More than 60% of our net sales for the three and six months ended June 30, 2014 were generated outside the U.S.

The table below presents the approximate favorable or (unfavorable) impact foreign currency translation had on our condensed consolidated financial results.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net sales	$(22.1)	$(74.0)

Cost of sales	$16.9	$53.4

Selling, general and administrative expenses	$0.5	$8.1

Adjusted EBITDA	$(3.8)	$(12.0)

Net Sales by Geographic Region

Net sales by geographic region for the three and six months ended June 30, 2014 compared to 2013 were as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
North America	$783.7	$768.5	2.0%	$1,504.9	$1,471.4	2.3%
As a % of net sales	39.7%	39.7%		39.6%	39.1%
Europe	635.8	600.6	5.9%	$1,222.0	$1,179.3	3.5%
As a % of net sales	32.2%	31.0%		32.1%	31.3%
Latin America	200.0	212.1	(5.6)%	$387.3	$412.5	(6.1)%
As a % of net sales	10.1%	10.9%		10.2%	11.0%
AMAT(1)	225.3	222.3	1.3%	$424.1	$420.7	0.9%
As a % of net sales	11.4%	11.5%		11.2%	11.2%
JANZ(2)	128.8	133.9	(3.9)%	$263.0	$282.4	(6.8)%
As a % of net sales	6.5%	6.9%		6.9%	7.5%

Total	$1,973.6	$1,937.4	1.9%	$3,801.3	$3,766.3	0.9%

(1)	AMAT consists of Asia, Middle East, Africa and Turkey
(2)	JANZ consists of Japan, Australia and New Zealand

The components of the change in net sales by geographic region for three and six months ended June 30, 2014 compared with 2013 were as follows:

Three Months Ended June 30, 2014	North America	Europe	Latin America	AMAT	JANZ	Total
Change in Net Sales
Volume-Units	$(7.2)	$4.7	$(13.5)	$11.0	$(2.9)	$(7.9)
% change	(0.9)%	0.8%	(6.3)%	4.9%	(2.2)%	(0.4)%
Product price/mix	27.5	(0.6)	30.2	3.9	5.3	66.3
% change	3.6%	(0.1)%	14.3%	1.7%	3.9%	3.4%
Foreign currency translation	(5.1)	31.1	(28.8)	(11.9)	(7.5)	(22.2)
% change	(0.7)%	5.2%	(13.6)%	(5.3)%	(5.6)%	(1.1)%

Total	$15.2	$35.2	$(12.1)	$3.0	$(5.1)	$36.2

% change	2.0%	5.9%	(5.6)%	1.3%	(3.9)%	1.9%
Impact of foreign currency translation	$5.1	$(31.1)	$28.8	$11.9	$7.5	$22.2

Total constant dollar change (Non-U.S. GAAP)	$20.3	$4.1	$16.7	$14.9	$2.4	$58.4

Constant dollar % change	2.7%	0.7%	8.0%	6.6%	1.7%	3.0%

Six Months Ended June 30, 2014	North America	Europe	Latin America	AMAT	JANZ	Total
Change in Net Sales
Volume-Units	$(16.5)	$(6.7)	$(11.4)	$19.2	$(4.4)	$(19.8)
% change	(1.1)%	(0.6)%	(2.8)%	4.6%	(1.5)%	(0.5)%
Product price/mix	60.8	4.2	46.8	9.1	7.9	128.8
% change	4.1%	0.3%	11.4%	2.2%	2.8%	3.4%
Foreign currency translation	(10.8)	45.2	(60.6)	(24.9)	(22.9)	(74.0)
% change	(0.7)%	3.8%	(14.7)%	(5.9)%	(8.1)%	(2.0)%

Total	$33.5	$42.7	$(25.2)	$3.4	$(19.4)	$35.0

% change	2.3%	3.5%	(6.1)%	0.9%	(6.8)%	0.9%
Impact of foreign currency translation	$10.8	$(45.2)	$60.6	$24.9	$22.9	$74.0

Total constant dollar change (Non-U.S. GAAP)	$44.3	$(2.5)	$35.4	$28.3	$3.5	$109.0

Constant dollar % change	3.0%	(0.3)%	8.6%	6.8%	1.3%	2.9%

Net Sales by Segment

The following table presents net sales by segment:

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
	2014	2013		2014	2013
Net Sales:
Food Care	$962.1	$947.0	1.6%	$1,866.4	$1,850.1	0.9%
As a % of Total Company net sales	48.7%	48.9%		49.1%	49.1%
Diversey Care	581.3	570.0	2.0%	1,086.4	1,082.9	0.3%
As a % of Total Company net sales	29.5%	29.4%		28.6%	28.8%
Product Care	408.7	394.8	3.5%	802.5	782.0	2.6%
As a % of Total Company net sales	20.7%	20.4%		21.1%	20.8%

Total Reportable Segments Net Sales	1,952.1	1,911.8	2.1%	3,755.3	3,715.0	1.1%
Other	21.5	25.6	(16.0)%	46.0	51.3	(10.3)%

Total Company Net Sales	$1,973.6	$1,937.4	1.9%	$3,801.3	$3,766.3	0.9%

Components of Change in Net Sales by Segment

The following table presents the components of change in net sales by segment for three and six months ended June 30, 2014 compared with the same periods of 2013. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

Three Months Ended June 30, 2014	Food Care		Diversey Care		Product Care		Other		Total Company
Volume - Units	$(8.3)	(0.9)%	$4.6	0.8%	$0.8	0.2%	$(5.0)	(19.5)%	$(7.9)	(0.4)%
Product price/mix(1)	43.0	4.6	10.6	1.9	12.1	3.0	0.6	2.3	66.3	3.4
Foreign currency translation	(19.6)	(2.1)	(3.9)	(0.7)	1.0	0.3	0.3	1.2	(22.2)	(1.1)

Total change (U.S. GAAP)	$15.1	1.6%	$11.3	2.0%	$13.9	3.5%	$(4.1)	(16.0)%	$36.2	1.9%

Impact of foreign currency translation	$19.6	2.1	$3.9	0.7	$(1.0)	(0.3)	$(0.3)	(1.2)	$22.2	1.1

Total constant dollar change (Non-U.S. GAAP)	$34.7	3.7%	$15.2	2.7%	$12.9	3.2%	$(4.4)	(17.2)%	$58.4	3.0%

Six Months Ended June 30, 2014	Food Care		Diversey Care		Product Care		Other		Total Company
Volume - Units	$(9.9)	(0.5)%	$(5.5)	(0.5)%	$2.6	0.3%	$(7.0)	(13.6)%	$(19.8)	(0.5)%
Product price/mix(1)	80.2	4.3	26.8	2.4	20.5	2.6	1.3	2.5	128.8	3.4
Foreign currency translation	(54.0)	(2.9)	(17.8)	(1.6)	(2.6)	(0.3)	0.4	0.8	(74.0)	(2.0)

Total change (U.S. GAAP)	$16.3	0.9%	$3.5	0.3%	$20.5	2.6%	$(5.3)	(10.3)%	$35.0	0.9%

Impact of foreign currency translation	$54.0	2.9	$17.8	1.6	$2.6	0.3	$(0.4)	(0.8)	$74.0	2.0

Total constant dollar change (Non-U.S. GAAP)	$70.3	3.8%	$21.3	1.9%	$23.1	2.9%	$(5.7)	(11.1)%	$109.0	2.9%

(1)	Our product price/mix reported above includes the net impact of our pricing actions and rebates as well as the period-to-period change in the mix of products sold. Also included in our reported product price/mix is the net effect of some of our customers purchasing our products in non-U.S. dollar or euro denominated countries at selling prices denominated in U.S. dollars or euros. This primarily arises when we export products from the U.S. and euro-zone countries.

The following discussion of net sales is presented on a constant dollar basis.

Food Care

Three Months Ended June 30, 2014 Compared With the Same Period of 2013

The $35 million, or 4%, constant dollar increase in net sales in 2014 compared with 2013 was primarily due to favorable product price/mix in North America, Latin America and AMAT reflecting favorable results from the progression of our pricing and value initiatives implemented to offset increase in raw material costs, currency de-valuation and non-material inflationary costs. These favorable drivers were partially offset by lower unit volumes largely attributable to a decline in beef production in North America and the impact of PED virus related to the pork market in both North America and Mexico, and lower unit volumes in JANZ, mostly in New Zealand due to customer and product rationalization efforts. We anticipate beef production in North America and Mexico to continue to decline in to the second half of 2014.

Six Months Ended June 30, 2014 Compared With the Same Period of 2013

The $70 million, or 4%, constant dollar increase in net sales in 2014 compared with 2013 was primarily due to favorable product price/mix in North America, Latin America and AMAT reflecting favorable results from the progression of our pricing and value initiatives implemented to offset increase in raw material costs, currency de-valuation and non-material inflationary costs. These favorable drivers were partially offset by lower unit volumes largely attributable to a decline in beef production in North America and PED virus impact related to the pork market in both North America and Mexico and lower unit volumes in JANZ due to customer and product rationalization efforts.

Diversey Care

Three Months Ended June 30, 2014 Compared With the Same Period of 2013

The $15 million, or 3%, constant dollar increase in net sales in 2014 compared with 2013 was primarily due to favorable product price/mix in North America, Latin America and AMAT. These increases were due to the favorable impact from the implementation of our pricing and value initiatives in an effort to offset increases in raw material costs and currency de-valuations and non-material inflationary costs. The increase is also due to higher unit volumes in Latin America and AMAT as a result of increase sales in the building service contractor, food service and hospitality sectors.

Six Months Ended June 30, 2014 Compared With the Same Period of 2013

The $21 million, or 2%, constant dollar increase in net sales in 2014 compared with 2013 was primarily due to favorable product price/mix in North America, Latin America and in AMAT. These increases were due to the favorable impact from the implementation of our pricing and value initiatives in an effort to offset increases in raw material costs and currency de-valuations and non-material inflationary costs. These favorable drivers were offset by lower unit volumes in Europe due to the continuing economic challenges in this region and our customer and product rationalization efforts.

Product Care

Three Months Ended June 30, 2014 Compared With the Same Period of 2013

The $13 million, or 3%, constant dollar increase in net sales in 2014 compared with 2013 was primarily due to favorable product price/mix in North America reflecting results from the progression of our pricing and value initiatives implemented to offset increases in raw material costs and non-material inflationary costs. Unit volumes were essentially flat due to increased demand in our packaging systems and cushioning solutions in most regions from sales to our e-commerce and third party logistics customers, partially offset by declines unit volumes from our sales in our general use portfolio as result of our product rationalization efforts in North America and Europe.

Six Months Ended June 30, 2014 Compared With the Same Period of 2013

The $23 million, or 3%, constant dollar increase in net sales in 2014 compared with 2013 was primarily due to favorable product price/mix in North America reflecting results from the progression of our pricing and value initiatives implemented to offset increases in raw material costs and non-material inflationary costs, and higher unit volumes in JANZ and AMAT due to increase in sales to customers in the e-commerce sector. These favorable factors were offset by lower unit volumes in North America primarily reflecting the impact of a difficult shipping environment as a result of unfavorable weather conditions in the first quarter of 2014 and, to a lesser extent, our customer and product rationalization efforts.

Cost of Sales

Cost of sales for the three months and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30, 2014%			Six Months Ended June 30, 2014%
	2014	2013	Change	2014	2013	Change
Net sales	$1,973.6	$1,937.4	1.9%	$3,801.3	$3,766.3	0.9%
Cost of sales	1,293.6	1,278.3	1.2%	2,480.3	2,495.0	(0.6)%
As a % of net sales	65.5%	66.0%		65.2%	66.2%

Three Months Ended June 30, 2014 Compared With the Same Period of 2013

Cost of sales was impacted by favorable foreign currency translation of $17 million. On a constant dollar basis, cost of sales increased $32 million, or 3%, primarily due to the unfavorable impact of higher raw material costs of $24 million, an increase in non-material inflationary costs of $11 million, primarily related to non-material inflation including salaries, wages and benefit expenses, and higher freight costs of $2 million. These factors were partially offset by favorable impact of cost synergies of $12 million and other supply chain efficiencies.

Six Months Ended June 30, 2014 Compared With the Same Period of 2013

Cost of sales was impacted by favorable foreign currency translation of $53 million. On a constant dollar basis, cost of sales increased $39 million, or 2%, primarily due to the unfavorable impact of higher raw material costs of $43 million and an increase in non-material inflationary costs of $22 million, primarily related to non-material inflation including salaries, wages and benefit expenses. These factors were partially offset by favorable impact of cost synergies of $24 million and other supply chain efficiencies.

Selling, General and Administrative Expenses

SG&A expenses for three months and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30, 2014%			Six Months Ended June 30, 2014%
	2014	2013	Change	2014	2013	Change
Selling, general and administrative expenses	459.8	449.9	2.2%	907.2	884.6	2.6%

As a % of net sales	23.3%	23.2%		23.9%	23.5%

Three Months Ended June 30, 2014 Compared With the Same Period of 2013

SG&A expenses were impacted by favorable foreign currency translation of less than $1 million. On a constant dollar basis, SG&A expenses increased $11 million, or 2%. This increase was primarily due to higher compensation and benefits expenses of $16 million, including the impact of annual salary increases and inflation and, to a lesser extent, the impact of higher cash annual incentive compensation expense primarily due to the change in the anticipated level of achievement of our annual cash incentive compensation targets. Also contributing to the increase in SG&A expenses was an increase in expense of $5 million for share-based incentive compensation primarily due to the change in the anticipated level of achievement related to certain PSU programs as well as the impact of new PSU programs approved in 2014. These factors were partially offset by favorable impact of cost synergies of $13 million.

Six Months Ended June 30, 2014 Compared With the Same Period of 2013

SG&A expenses were impacted by favorable foreign currency translation of $8 million. On a constant dollar basis, SG&A expenses increased $31 million, or 4%. This increase was primarily due to higher compensation and benefits expenses of $35 million, including the impact of annual increases and inflation and, to a lesser extent, the impact of higher cash annual salary incentive compensation expense primarily due to the change in the anticipated level of achievement of our annual cash incentive compensation targets. Also contributing to the increase in SG&A expenses was an increase in expense of $12 million for share-based incentive compensation primarily due to the change in the anticipated level of achievement related to certain PSU programs as well as the impact of new PSU programs approved in 2014. These factors were partially offset by favorable impact of cost synergies of $25 million.

Amortization of Intangible Assets Acquired

Amortization of intangible assets for the three months and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30, 2014%			Six Months Ended June 30, 2014%
	2014	2013	Change	2014	2013	Change
Amortization expense of intangible assets acquired	31.2	31.4	(0.6)%	62.4	63.3	(1.4)%

As a % of net sales	1.6%	1.6%		1.6%	1.7%

Stock Appreciation Rights Expense

Stock appreciation rights expense for the three months and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30, 2014%				Six Months Ended June 30, 2014%
	2014	2013	Change		2014	2013	Change
Stock appreciation rights expense	1.7	0.1	#	%	2.2	18.1	#	%

As a % of net sales	0.1%	0.0%			0.1%	0.5%

SARs expense includes the impact of changes in the share price of our common stock. The share price of our common stock was relatively unchanged in the six months ended June 30, 2014 as compared to an approximate 37% increase over the same period in 2013. See Note 15, “Stockholders’ Equity,” for further details of our SARs program. As of June 30, 2014, we had 0.6 million SARs outstanding, of which 0.3 million were unvested and will vest entirely by March 31, 2015.

Costs Related to the Acquisition and Integration of Diversey

We recorded transaction and integration costs directly related to the acquisition and integration of Diversey of less than $1 million in the three months and less than $2 million in six months ended June 30, 2014 and 2013. These costs primarily consist of professional and consulting fees.

Restructuring Activities

Earnings Quality Improvement Program (EQIP)

As announced on May 1, 2013, we commenced with our EQIP, which is an initiative to deliver meaningful cost savings and network optimization. The plan is estimated to generate annualized savings of approximately $90-$110 million by the end of 2015. We achieved $16 million of incremental cost synergies in the three months ended June 30, 2014 and $31 million in the six months ended June 30, 2014 related to this program compared with the same period in 2013. We achieved these synergies in cost of sales ($6 million for the three months ended June 30, 2014 and $12 million for the six months ended June 30, 2014) and in selling, general and administrative expenses ($10 million for the three months June 30, 2014 and $19 million for the six months ended June 30, 2014).

Integration and Optimization Program (IOP)

In December 2011, we initiated a restructuring program associated with the integration of Diversey’s business following our acquisition of Diversey on October 3, 2011. This program is expected to be substantially completed by the end of 2014. We achieved $9 million of incremental cost synergies in the three months ended June 30, 2014 and $18 million in the six months ended June 30, 2014 related to this program compared with the same period in 2013. We achieved these synergies in cost of sales ($6 million for the three months ended June 30, 2014 and $12 million for the six months ended June 30, 2014) and in selling, general and administrative expenses ($3 million for the three months June 30, 2014 and $6 million for the six months ended June 30, 2014) primarily in our Food Care and Diversey Care divisions.

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

See Note 4, “Segments,” for the reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings from continuing operations.

	Three Months Ended June 30, 2014%			Six Months Ended June 30, 2014%
	2014	2013	Change	2014	2013	Change
Food Care	$159.4	148.2	7.6%	$318.9	$293.9	8.5%
Adjusted EBITDA Margin	16.6%	15.6%		17.1%	15.9%
Diversey Care	72.3	73.3	(1.4)%	116.8	115.9	0.8%
Adjusted EBITDA Margin	12.4%	12.9%		10.8%	10.7%
Product Care	70.8	61.3	15.5%	140.9	123.9	13.7%
Adjusted EBITDA Margin	17.3%	15.5%		17.6%	15.8%

Total Reportable Segments Adjusted EBITDA	302.5	282.8	7.0%	576.6	533.7	8.0%
Other	(18.4)	(20.6)	(10.7)%	(40.3)	(40.1)	0.5%

Non-U.S. GAAP Total Company Adjusted EBITDA	$284.1	$262.2	8.4%	$536.3	$493.6	8.7%

Adjusted EBITDA Margin	14.4%	13.5%		14.1%	13.1%

The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment in the three months and six months ended June 30, 2014 as compared with the same period last year.

Food Care

Three Months Ended June 30, 2014 Compared With the Same Period of 2013

Adjusted EBITDA in the three months ended June 30, 2014 was impacted by unfavorable foreign currency translation of $4 million. On a constant dollar basis, Adjusted EBITDA increased $15 million, or 10%, in the three months ended June 30, 2014 compared with the same period in 2013 primarily due to the impact of:

•	favorable product price/mix of $43 million; and

•	cost synergies of $13 million.

These favorable drivers were partially offset by:

•	an increase in compensation and benefits expense of $12 million, including the impact of annual increases and inflation and, to a lesser extent, higher cash incentive compensation;

•	higher raw material and other supply chain costs of $21 million;

•	an unfavorable impact of lower unit volume of $4 million; and

•	increases in other expenses of $4 million.

Six Months Ended June 30, 2014 Compared With the Same Period of 2013

Adjusted EBITDA in the six months ended June 30, 2014 was impacted by unfavorable foreign currency translation of $10 million. On a constant dollar basis, Adjusted EBITDA increased $35 million, or 12%, in the six months ended June 30, 2014 compared with the same period in 2013 primarily due to the impact of:

•	favorable product price/mix of $80 million; and

•	cost synergies of $27 million.

These favorable drivers were partially offset by:

•	an increase in compensation and benefits expense of $27 million, including the impact of annual salary increases and inflation and, to a lesser extent, higher cash incentive compensation;

•	higher raw material and other supply chain costs of $36 million; and

•	an unfavorable impact of lower unit volume of $7 million.

Diversey Care

Three Months Ended June 30, 2014 Compared With the Same Period of 2013

Adjusted EBITDA in the three months ended June 30, 2014 was impacted by unfavorable foreign currency translation of $1 million. On a constant dollar basis, Adjusted EBITDA was flat in the three months ended June 30, 2014 compared with the same period in 2013:

•	favorable product price mix of $11 million;

•	cost synergies of $6 million; and

•	a favorable impact of higher unit volume of $2 million.

These favorable drivers were partially offset by:

•	an increase in compensation and benefits expense of $6 million, including the impact of annual salary increases and inflation and, to a lesser extent, higher cash incentive compensation;

•	an increase in other sales and sales support of $6 million;

•	higher raw material and other supply chain costs of $5 million; and

•	higher freight cost of $2 million.

Six Months Ended June 30, 2014 Compared With the Same Period of 2013

Adjusted EBITDA in the six months ended June 30, 2014 was impacted by unfavorable foreign currency translation of $3 million. On a constant dollar basis, Adjusted EBITDA increased $4 million, or 4%, in the six months ended June 30, 2014 compared with the same period in 2013 primarily due to the impact of:

•	favorable product price mix of $27 million; and

•	cost synergies of $12 million.

These favorable drivers were partially offset by:

•	an increase in compensation and benefits expense of $15 million, including the impact of annual salary increases and inflation and, to a lesser extent, higher cash incentive compensation;

•	an increase in other sales and sales support of $4 million;

•	higher raw material and other supply chain costs of $11 million; and

•	an unfavorable impact of lower unit volume of $4 million.

Product Care

Three Months Ended June 30, 2014 Compared With the Same Period of 2013

Adjusted EBITDA in the three months ended June 30, 2014 was impacted by favorable foreign currency translation of less than $1 million. On a constant dollar basis, Adjusted EBITDA increased $9 million, or 15%, in the three months ended June 30, 2014 compared with the same period in 2013 primarily due to the impact of:

•	favorable product price mix of $12 million; and

•	cost synergies of $4 million.

These favorable drivers were partially offset by:

•	an increase in compensation and benefits expense of $4 million, including the impact of annual salary increases and inflation and, to a lesser extent, higher cash incentive compensation; and

•	higher raw material and other supply chain costs of $3 million.

Six Months Ended June 30, 2014 Compared With the Same Period of 2013

Adjusted EBITDA in the three months ended June 30, 2014 was impacted by favorable foreign currency translation of less than $1 million. On a constant dollar basis, Adjusted EBITDA increased $17 million, or 14%, in the six months ended June 30, 2014 compared with the same period in 2013 primarily due to the impact of:

•	favorable product price mix of $20 million;

•	cost synergies of $7 million; and

•	an favorable impact of higher unit volume of $1 million.

These favorable drivers were partially offset by:

•	an increase in compensation and benefits expense of $5 million, including the impact of annual salary increases and inflation and, to a lesser extent, higher cash incentive compensation; and

•	higher raw material and other supply chain costs of $7 million.

Other

Three Months Ended June 30, 2014 Compared With the Same Period of 2013

This category’s loss decreased $2 million in the three months ended June 30, 2014 as compared with the same period in 2013, which was primarily due to the decline in operating expenses related to exiting certain new ventures businesses in the prior year, and the impact of cost synergies in Corporate.

Six Months Ended June 30, 2014 Compared With the Same Period of 2013

This category’s loss was flat in the six months ended June 30, 2014 as compared with the same period in 2013.

Interest Expense

Interest expense includes the stated interest rate on our outstanding debt, as well as the net impact of capitalized interest, the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discounts, and terminated treasury locks. See Note 10, “Debt and Credit Facilities,” and “Loss on Debt Redemption” below for further details.

The following table details the changes in interest expense.

	Three Months Ended June 30		2014 vs. 2013	Six Months Ended June 30		2014 vs. 2013
	2014	2013	Change	2014	2013	Change
Interest expense on the amount payable for the Settlement agreement (1)	$—	$12.1	$(12.1)	$4.6	$24.1	$(19.5)
Interest expense on our various debt instruments:
12% Senior Notes due February 2014(2)	—	3.7	(3.7)	2.1	7.5	(5.4)
Term Loan A due October 2016	5.5	7.4	(1.9)	11.7	15.1	(3.4)
Term Loan B due October 2018	6.6	9.4	(2.8)	13.0	18.8	(5.8)
8.125% Senior Notes due September 2019	15.8	15.6	0.2	31.3	31.2	0.1
6.50% Senior Notes due December 2020	6.7	7.1	(0.4)	13.3	14.2	(0.9)
7.875% Senior Notes due June 2017(3)	—	—	—	—	7.6	(7.6)
8.375% Senior Notes due September 2021	16.2	16.0	0.2	32.2	32.0	0.2
5.25% Senior Notes due April 2023(3)	5.8	5.6	0.2	11.5	6.2	5.3
6.875% Senior Notes due July 2033	7.7	7.8	(0.1)	15.4	15.5	(0.1)
Revolving credit facility	4.1	1.0	3.1	7.7	2.0	5.7
Other interest expense	6.7	5.3	1.4	12.1	9.2	2.9
Less: capitalized interest	(1.2)	(1.3)	0.1	(2.5)	(2.9)	0.4

Total	$73.9	$89.7	$(15.8)	$152.4	$180.5	$(28.1)

(1)	The decline in interest expense in the three months and six months ended June 30, 2014 as compared with the same period in 2013 was due to the funding of the cash payment for the Settlement agreement on February 3, 2014.
(2)	We repaid the notes upon maturity on February 14, 2014.
(3)	In March 2013, we issued $425 million of 5.25% Senior Notes due April 2023. Substantially all of the proceeds from this offering were used to purchase the outstanding amount ($400 million) of the 7.875% Senior Notes due July 2017.

Foreign Currency Exchange Losses Related to Venezuelan Subsidiaries

Based on changes to the Venezuelan currency exchange rate mechanisms in the first quarter of 2014, we changed the exchange rate we used to remeasure our Venezuelan subsidiary’s financial statements into U.S. dollars. As a result, as of June 30, 2014 our excess cash position in our Venezuelan subsidiaries was remeasured at Venezuela’s Supplementary Foreign Currency Administration System (SICAD 2) rate of 50.0 bolivars per U.S. dollar since that would be the only mechanism available to us to access U.S. dollars to be able to make a dividend payment. For the remaining bolivar-denominated cash balances and all other bolivar-denominated monetary assets and liabilities, since we still had access to and were receiving U.S. dollars via the National Center of Foreign Commerce (CENCOEX) official rate of 6.3 bolivars per U.S. dollar we continued to remeasure these items at the rate of 6.3 bolivars per U.S. dollar. As a result, we recorded a pre-tax remeasurement loss of $15 million in the six months ended June 30, 2014. See “Foreign Exchange Rates” included in Item 3. Quantitative and Qualitative Disclosures About Market Risk for further details.

In February 2013, the Venezuelan government announced a devaluation of the bolivar from an official exchange rate of 4.3 to 6.3 bolivars per U.S. dollar. Due to this devaluation, as of June 30, 2013, we re-measured our bolivar denominated monetary assets and liabilities using the official exchange rate of 6.3 bolivars per U.S. dollar. As a result, we recorded a pre-tax remeasurement loss of $1 million in the three months ended June 30, 2013 and $14 million in the six months ended June 30, 2013 due to this devaluation and other transaction losses. See “Foreign Exchange Rates,” below for further details.

Gain from Claims Settlement

On February 3, 2014, we entered into the Claims Settlement agreement. Under the Claims Settlement agreement, we released and waived certain claims against the Grace Parties and the Grace Parties released and waived certain claims against us. As a result, we recognized a gain of $21 million during the six months ended June 30, 2014, which consisted of the release of $17 million of certain tax liabilities and $4 million of other associated liabilities.

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

Other (Expense), net

See Note 16, “Other (Expense), net,” for the components and details of other (expense), net.

Income Taxes

Our effective income tax rate from continuing operations for the three months ended June 30, 2014 was 35.4% and for the six months ended June 30, 2014 was 24.9%. Our effective income tax rate for the six months ended June 30, 2014 benefited from a favorable earnings mix with earnings in jurisdictions with low tax rates. In addition, our rate benefited from certain favorable discrete items totaling approximately $14 million, including $7 million from a favorable tax settlement and approximately $7 million from the release of reserves related to the expiration of the statute of limitations and a successful judicial verdict. The favorable factors were partially offset by the $15 million foreign currency exchange losses related to Venezuelan subsidiaries with no tax benefit and the lapse of the Extenders, including the research and development credit and certain foreign provisions. Our effective income tax rate from continuing operations for the three months ended June 30, 2014 also benefitted from the favorable earnings mix mentioned above, but this was offset by special item expenses with no or low tax benefits as well as the lapse of the Extenders.

Our effective income tax rate from continuing operations for the three months ended June 30, 2013 was 24.8% and for the six months ended June 30, 2013 was 13.7%. Our effective income tax rate for both the three and six months ended June 30, 2013 benefitted from a favorable earnings mix, with earnings in jurisdictions with low tax rates and losses in jurisdictions, including the U.S. for the six month period, with high tax rates. The favorable factors were partially offset by losses in jurisdictions where we did not have any tax benefit due to the applicable tax rate or valuation allowances. The effective income tax rate for the six months ended June 30, 2013 benefited from a retroactive reinstatement of certain tax provisions that were recorded as discrete items during the three months ended March 31, 2013. On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012, retroactively reinstating and extending the research and development tax credit and certain foreign tax provisions from January 1, 2012 through December 31, 2013. This favorable factor for the six month period was partially offset by an increase in certain foreign tax rates, which increased our deferred tax liabilities.

Our effective tax rate also depends on the realization of our deferred tax assets, net of our valuation allowances. We have deferred tax assets related to the Settlement agreement, other accruals not yet deductible for tax purposes, foreign tax credit carry forwards, U.S. and foreign net operating loss carry forwards and investment tax allowances, employee benefit items, and other items.

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

Our largest deferred tax asset relates to the funding of the Settlement agreement. Our tax benefit with respect thereto depends upon our ability to efficiently utilize our deduction from funding the Settlement agreement, including our ability to generate future taxable income in the U.S. In addition, changes in statutory tax rates or other new legislation or regulation may change our deferred tax assets or liability balances, with either favorable or unfavorable impacts on our effective tax rate.

As discussed above, we funded the Settlement agreement on February 3, 2014 and we intend to deduct this payment in our 2014 consolidated U.S. income tax return. As a result, we expect to incur a net operating loss for U.S. tax purposes in 2014 and intend to carry back a significant portion of this loss. We have classified the resulting anticipated tax refund of approximately $200 million as a current income tax receivable, included in other receivables on the condensed consolidated balance sheet at June 30, 2014.

Liquidity and Capital Resources

Principal Sources of Liquidity

Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our existing lines of credit, including our credit facility, and our accounts receivable securitization programs. Our primary uses of cash are payments for operating expenses, restructuring programs, investments in working capital, capital expenditures, interest, taxes, dividends, debt obligations and other long-term liabilities. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above in the next twelve months.

On February 3, 2014, we funded the $930 million Settlement agreement utilizing $555 million of cash and cash equivalents and borrowings of $260 million from our revolving credit facility and $115 million from our accounts receivable securitization programs. On February 14, 2014, we repaid our 12% Senior Notes on their maturity date with available cash on hand and committed liquidity. See Note 12, “Debt and Credit Facilities,” for further details. In addition, on June 13, 2014, we repurchased $130 million, or 3.9 million shares of our common stock utilizing committed credit facilities and cash on hand.

As of June 30, 2014, we had cash and cash equivalents of $356 million, of which approximately $331 million, or 93%, was located outside of the U.S. As of June 30, 2014, there were foreign government regulations restricting transfers on less than $50 million of the cash located outside of the U.S. As of June 30, 2014, our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. In connection with the funding of the Settlement agreement in 2014, we repatriated cash from our international operations and believe that the repatriation of cash to fund the Settlement agreement as well as any additional anticipated repatriation of cash in 2014 should result in minimal cash taxes, and no significant tax expense assuming legislative extension of the Extenders.

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents.

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$356.5	$992.4

See “Analysis of Historical Cash Flows” below.

Lines of Credit

We have a $700 million revolving credit facility. During the six months ended June 30, 2014, we utilized borrowings under this facility and had $305 million outstanding at June 30, 2014. There were no amounts outstanding under the revolving credit facility at December 31, 2013. In July 2014, we amended and restated our senior secured credit facilities, including the repayment of the outstanding Term Loan B, see Note 10, “Debt and Credit Facilities,” for further details.

Accounts Receivable Securitization Programs

At June 30, 2014, we had $221 million available under our programs, and we utilized $217 million at June 30, 2014. We did not utilize these programs in 2013. See Note 8, “Accounts Receivable Securitization Program,” for further information.

Covenants

At June 30, 2014, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 10, “Debt and Credit Facilities” and in Note 8, “Accounts Receivable Securitization Programs.”

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

Analysis of Cash Flows and Free Cash Flow

The following table shows the changes in our condensed consolidated cash flows:

	Six Months Ended June 30,
	2014	2013
Net cash (used in) provided by operating activities from continuing operations	$(762.3)	$60.0
Net cash (used in) investing activities from continuing operations	(54.0)	(43.3)
Net cash provided by (used in) financing activities from continuing operations	173.4	(77.6)

Cash flow from operations tends to be lower in the first quarter and higher in the fourth quarter, reflecting seasonality of sales and working capital changes, including the timing of certain annual incentive compensation payments, interest payments and seasonal inventory builds.

Net Cash (Used in) Provided by Operating Activities from Continuing Operations

2014

Net cash used in operating activities from continuing operations of $762 million in the first half of 2014 was primarily attributable to:

•	$930 million used to fund the cash portion of the Settlement agreement; and

•	a net cash use of $156 million in changes in operating assets and liabilities, primarily in inventories, accounts payable, other liabilities and to a lesser extent, trade receivables, net. This activity reflects the timing of inventory purchases and the related payments of cash along with the timing of certain annual incentive compensation payments and interest payments and the seasonality of sales and collections.

These were offset by:

•	$132 million of net earnings; and

•	$191 million of adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for depreciation and amortization, share-based incentive compensation expenses, gain from Claims Settlement and profit sharing expense.

2013

Net cash provided by operating activities from continuing operations was $60 million in the first half of 2013. Net changes in operating assets and liabilities resulted in a net cash use of $191 million in 2013 primarily in trade receivables, net, and inventories. This activity reflects our seasonality of sales and collections, along with the timing of inventory purchases and the related payments of cash. Net earnings adjusted to reconcile to net cash provided by operating activities was $251 million, including adjustments for depreciation and amortization, share-based incentive compensation expenses, profit sharing expense, loss on debt redemption and deferred taxes.

Net Cash Used in Investing Activities from Continuing Operations

2014

Net cash used in investing activities from continuing operations of $54 million in the first half of 2014 million primarily consisted of capital expenditures related to capacity expansions to support growth in net sales and capital expenditure related to our restructuring programs of $11 million.

2013

Net cash used in investing activities from continuing operations in 2013 of $43 million primarily consisted of capital expenditures of $51 million primarily for property and equipment, productivity improvements and capacity expansions to support the growth in net sales. Cash used for capital expenditures was partially offset by proceeds from sales of property and equipment of $7 million.

Net Cash Used in Financing Activities from Continuing Operations

2014

Net cash provided by financing activities from continuing operations was $173 million in the first half of 2014 primarily due to the following:

•	proceeds of $217 million from borrowings under our accounts receivable securitization programs;

•	proceeds of $305 million from borrowing under our revolving credit facility; and

•	incremental borrowing of $40 million from other local lines of credits.

partially offset by

•	repayment of $150 million on 12% Senior Notes;

•	repurchase of common stock of $130 million;

•	prepayments of $50 million on Term Loan A; and

•	payments of $56 million of quarterly dividends.

2013

Net cash used in financing activities from continuing operations of $77.6 million in the first half of 2013 was primarily due to the following:

•	repurchase of $400 million on 7.875% Senior Notes due June 2017 for $431 million;

•	prepayments of $51 million on Term Loan A;

•	prepayments of $4 million on Term Loan B; and

•	payments of $51 million of quarterly dividends.

These items were partially offset by issuance of $425 million of 5.25% Senior Notes due April 2023 and short term borrowings of $42 million.

Free Cash Flow

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability to generate cash. Free cash flow is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We typically generate the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013	Change
Cash flow (used in) provided by operating activities - continuing operations	$(762.3)	$60.0	$(822.3)
Capital Expenditures for property and equipment	(55.1)	(50.8)	(4.3)

Free cash flow(1)	$(817.4)	$9.2	$(826.6)

(1)	Free cash flow excluding the payment of the Settlement agreement was $112 million in 2014.

Changes in Working Capital

	June 30, 2014	December 31, 2013	Change
Working capital (current assets less current liabilities)	$669.9	$716.9	$(47.0)
Current ratio (current assets divided by current liabilities)	1.3 x	1.3 x
Quick ratio (current assets, less inventories divided by current liabilities)	0.9 x	1.0 x

The $47 million, or 7%, decrease in working capital in the six months ended June 30, 2014 was primarily due to $68 million classification of a portion of our Term Loan A and Term Loan B facilities to current portion of long-term debt from long-term debt.

Changes in Stockholders’ Equity

The $25 million, or 2%, increase in stockholders’ equity for the six months ended June 30, 2014 was primarily due to:

•	net earnings of $132 million;

•	increase of $26 million in additional paid in capital due to share-based incentive compensation; and

•	cumulative translation adjustment of $23 million.

These factors were partially offset by:

•	a net increase in treasury stock of $100 million primarily due to the repurchase of common stock of $130 million, partially offset by the transfer of common stock from treasury stock of $33 million as part of our 2013 profit sharing plan contribution made in the first quarter of 2014; and

•	dividends paid on our common stock of $56 million.

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

Foreign Currency Forward Contracts

At June 30, 2014, we were party to certain foreign currency forward contracts, which did not have a significant impact on our liquidity. The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” is incorporated herein by reference. For further discussion about these contracts and other financial instruments, see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2013 Form 10-K. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2013 Form 10-K, which information is incorporated herein by reference.

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

At June 30, 2014, we had $100 million notional amount of outstanding interest rate swaps and no outstanding interest rate collars or options.

The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $103 million in the fair value of the total debt balance at June 30, 2014. This change in the fair value of our fixed rate debt does not alter our obligations to repay the outstanding principal amount or any related interest of such debt. See Note 12, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt.

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

Venezuela

Economic and political events in Venezuela have exposed us to heightened levels of foreign currency exchange risk.

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

On February 8, 2013, the Venezuelan government announced a devaluation of the bolivar exchange rate from 4.3 bolivars to the U.S. dollar to 6.3 bolivars to the U.S. dollar. We used this official exchange rate of 6.3 bolivars to the U.S. dollar to re-measure the bolivar-denominated assets and liabilities of our Venezuelan subsidiaries for U.S. GAAP financial statement presentation as of December 31, 2013. As a result of the changes in the exchange rates, we recognized a pretax loss of $14 million in the six months ended June 30, 2013 due to the remeasurement of our Venezuelan subsidiaries’ financial statements and the impact due to the settlement of bolivar-denominated transactions.

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

Therefore, there are now 4 legal mechanisms to exchange bolivars for U.S. dollars depending on each company’s facts and circumstances:

•	CENCOEX at the official rate of 6.3;

•	CENCOEX at the latest published SICAD auction rate;

•	SICAD 1 auction process at the awarded exchange rate; and

•	SICAD 2 at the negotiated exchange rate.

During 2014, we evaluated which legal mechanisms were available to each Venezuelan subsidiary to access U.S. dollars and also estimated the excess cash position over the next 18 months. We concluded that as of June 30, 2014 the excess cash position for our Venezuelan subsidiaries would be remeasured at the SICAD 2 rate since that would be the only mechanism available to access U.S. dollars to be able to make a dividend payment. For the remaining bolivar-denominated cash balances and all other bolivar-denominated monetary assets and liabilities, we determined that since we still had access to and were receiving U.S. dollars via the CENCOEX official rate of 6.3 we continued to remeasure these items at that rate as of June 30, 2014. For any U.S. dollar denominated monetary asset or liability such amounts do not get remeasured at month-end since it is already an asset or liability denominated in U.S. dollars. However, such amounts were considered and included in the excess cash analysis and an evaluation of the applicable exchange mechanism such amounts could be obtained or settled at was considered. As a result of this evaluation, the Company reported a year-to-date remeasurement loss of $15 million as of June 30, 2014. We will continue to evaluate each reporting period the appropriate exchange rate to re-measure our financial statements based on the facts and circumstances at that time.

For the three and six months ended June 30, 2014, about 1% of our condensed consolidated net sales and operating income were derived from our businesses in Venezuela. As of June 30, 2014, we had net assets of $38 million in Venezuela, which primarily consisted of cash and cash equivalents of $32 million. Also, as of June 30, 2014, our Venezuelan subsidiaries had a negative cumulative translation adjustment balance of $46 million.

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

Argentina

Recent economic events in Argentina, including the default on some of its international debt obligations have exposed us to heightened levels of foreign currency exchange risks. However, as of June 30, 2014, we do not anticipate these events will have a material impact to our 2014 outlook discussed above. For the three and six months ended June 30, 2014, about 2% of our condensed consolidated net sales and operating income were derived from our businesses in Argentina. As of June 30, 2014, we had net assets of $17 million (including $2 million of cash and cash equivalents) in Argentina.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at June 30, 2014 would have caused us to pay approximately $97 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

Our foreign currency forward contracts are described in Note 11, “Derivatives and Hedging Activities,” which information is incorporated herein by reference.

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to changes in foreign exchange rates or interest rate and currency swaps related to certain financing transactions. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At June 30, 2014, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $569 million at June 30, 2014 and $398 million at December 31, 2013.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $2 million for the three months ended June 30, 2014 and $4 million for the three months ended June 30, 2013; $4 million for the six months ended June 30, 2014 and $7 million for the six months ended June 30, 2013. The allowance for doubtful accounts was $33 million at June 30, 2014 and $31 million at December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, “Commitments and Contingencies,” which is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of our 2013 Form 10-K, as subsequently updated by our Quarterly Reports on Form 10-Q, as well as the information incorporated by reference in that item.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended June 30, 2014, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Share Purchased as Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)
Balance as of March 31, 2014				15,546,142
April 1, 2014 through April 30, 2014	2,477	—	—	15,546,142
May 1, 2014 through May 31, 2014	—	—	—	15,546,142
June 1, 2014 through June 30, 2014	3,956,276	33.06	3,932,244	11,613,898

Total	3,958,753	—	3,932,244	11,613,898

(1)	On June 6, 2014, we entered into a Stock Repurchase Agreement (the “Stock Repurchase Agreement”) with the WRG Asbestos PI Trust (the “Trust”). The Stock Repurchase Agreement provides the terms under which the Company agreed to purchase $130 million of its common stock beneficially owned by the Trust at the price per share paid by Credit Suisse Securities (USA) LLC (the “Underwriter”) to the Trust in a registered, secondary common stock offering (the “Secondary Offering”). Accordingly, we repurchased 3,932,244 shares on June 13, 2014 pursuant the share repurchase program described below. We did not purchase any other shares during the quarter ended June 30, 2014 pursuant to our publicly announced program (described below). We did acquire shares by means of (a) shares withheld from awards under our 2005 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (b) shares reacquired pursuant to the forfeiture provision of our 2005 contingent stock plan. (See table below.) We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable, including commissions. For shares withheld for tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the 2005 contingent stock plan as those shares are simply forfeited.

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column “a”	Forfeitures under 2005 Contingent Stock Plan	Total
	(a)	(b)	(c)	(d)

April 1, 2014	2,477	$31.74	—	2,477
May 1, 2014	—	—	—	—
June 1, 2014	—	—	24,032	24,032

Total	2,477		24,032	26,509

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

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Unofficial Composite Amended and Restated Certificate of Incorporation of the Company as currently in effect. (Exhibit 3.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)

3.2	Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.1 to the Company’s Current Report on Form 8-K, Date of Report May 28, 2014, File No. 1-12139, is incorporated herein by reference.)

10.1	2014 Omnibus Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 28, 2014, File No. 1-12139, is incorporated herein by reference.)

10.2	Underwriting Agreement, dated June 9, 2014, by and among Sealed Air Corporation, the Trust and the Underwriter. (Exhibit 1.1 to the Company’s Current Report on Form 8-K, Date of Report June 12, 2014, File No. 1-12139, is incorporated herein by reference.)

10.3	Stock Repurchase Agreement, dated June 6, 2014, by and between Sealed Air Corporation and the Trust. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 12, 2014, File No. 1-12139, is incorporated herein by reference.)

10.4

Second Restatement Agreement, dated as of July 25, 2014, by and among Sealed Air Corporation and certain subsidiaries of Sealed Air Corporation party thereto, the lenders party thereto, Bank of America, N.A., as agent and the other financial institutions party thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report July 30, 2014, File No. 1-12139, is incorporated herein by reference.)

10.5

Second Amended and Restated Syndicated Facility Agreement, dated as of July 25, 2014, by and among Sealed Air

Corporation and certain subsidiaries of Sealed Air Corporation party thereto, the lenders party thereto, Bank of America, N.A., as agent and the other financial institutions party thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report July 30, 2014, File No. 1-12139, is incorporated herein by reference.)

10.6

Letter Agreement, dated as of July 25, 2014, by and among Sealed Air Corporation, certain subsidiaries of Sealed Air

Corporation party thereto and Bank of America, N.A., as agent. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report July 30, 2014, File No. 1-12139, is incorporated herein by reference.)

31.1	Certification of Jerome A. Peribere pursuant to Rule 13a-14(a), dated August 6, 2014.

31.2	Certification of Carol P. Lowe pursuant to Rule 13a-14(a), dated August 6, 2014.

Exhibit Number	Description

32	Certification of Jerome A. Peribere and Carol P. Lowe, pursuant to 18 U.S.C. § 1350, dated August 6, 2014.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: August 6, 2014	By:	/s/ William G. Stiehl
William G. Stiehl
Chief Accounting Officer and Controller