Form 10-Q
period 2014-09-30
SEALED AIR CORP/DE
filed 2014-11-05
CIK 1012100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 211,157,615 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of October 31, 2014.

SEALED AIR CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: the expected cash tax benefits associated with the Settlement agreement (as defined in our 2013 Annual Report on Form 10-K); global economic and political conditions; changes in our credit ratings; changes in raw material pricing and availability; changes in energy costs; competitive conditions; success of our restructuring and relocation activities; currency translation and devaluation effects, including in Venezuela; the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts; the effects of animal and food-related health issues; pandemics; consumer preferences; environmental matters; regulatory actions and legal matters; and the other information referenced below in Part II, Item 1A, “Risk Factors.” Except as required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Non-U.S. GAAP Information

We present financial information that conforms to Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). We also present financial information that does not conform to U.S. GAAP, which we refer to as non-U.S. GAAP, as our management believes it is useful to investors. In addition, non-U.S. GAAP measures are used by management to review and analyze our operating performance and, along with other data, as internal measures for setting annual budgets and forecasts, assessing financial performance, providing guidance and comparing our financial performance with our peers. The non-U.S. GAAP information has limitations as an analytical tool and should not be considered in isolation from or as a substitute for U.S. GAAP information. It does not purport to represent any similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Non-U.S. GAAP financial measures that we present may not be comparable with similarly titled measures used by others. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures. See Note 4, “Segments” and our MD&A for reconciliations of our non-U.S. GAAP financial measures to U.S. GAAP.

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

We also present our adjusted income tax rate or provision (“Tax Rate”). The Tax Rate is a measure of our U.S. GAAP effective tax rate, adjusted to exclude the tax impact from the special items that are excluded from our Adjusted Net Earnings and Adjusted EPS metrics. The Tax Rate is an indicator of the taxes on our core business. The tax situation and effective tax rate in the specific countries where the excluded or special items occur will determine the impact (positive or negative) to the Tax Rate.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30,	December
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$420.7	$992.4
Trade receivables, net of allowance for doubtful accounts of $31.5 in 2014 and $31.4 in 2013	1,042.7	1,126.4
Other receivables	362.6	147.9
Inventories	765.7	688.4
Deferred taxes	101.8	377.7
Prepaid expenses and other current assets	219.2	84.9
Total current assets	2,912.7	3,417.7
Property and equipment, net	1,024.3	1,134.5
Goodwill	3,057.0	3,114.6
Intangible assets, net	909.6	1,016.9
Non-current deferred taxes	78.0	63.1
Other non-current assets	372.9	387.4
Total assets	$8,354.5	$9,134.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$417.0	$81.6
Current portion of long-term debt	1.3	201.5
Accounts payable	660.2	524.5
Deferred taxes	9.5	8.1
Settlement agreement and related accrued interest	—	925.1
Accrued restructuring costs	46.2	69.6
Other current liabilities	886.1	890.4
Total current liabilities	2,020.3	2,700.8
Long-term debt, less current portion	4,197.7	4,116.4
Non-current deferred taxes	231.3	278.6
Other non-current liabilities	577.9	647.9
Total liabilities	7,027.2	7,743.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2014 and 2013	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 224,631,950 in 2014 and 205,707,580 in 2013; shares outstanding: 211,883,620 in 2014 and 196,198,672 in 2013	22.5	20.6
Common stock reserved for issuance related to Settlement agreement, $0.10 par value per share, no shares in 2014 and 18,000,000 shares in 2013	—	1.8
Additional paid-in capital	1,733.0	1,695.3
Retained earnings	383.9	276.4
Common stock in treasury, 12,748,330 shares in 2014 and 9,508,908 shares in 2013	(431.3)	(327.6)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(132.9)	(146.2)
Cumulative translation adjustment	(251.9)	(134.4)
Unrealized gains on derivative instruments	4.0	3.2
Total accumulated other comprehensive loss, net of taxes	(380.8)	(277.4)
Total parent company stockholders' equity	1,327.3	1,389.1
Noncontrolling interests	—	1.4
Total stockholders’ equity	1,327.3	1,390.5
Total liabilities and stockholders’ equity	$8,354.5	$9,134.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$1,975.5	$1,912.0	$5,776.8	$5,678.3
Cost of sales	1,281.9	1,262.1	3,762.3	3,757.1
Gross profit	693.6	649.9	2,014.5	1,921.2
Selling, general and administrative expenses	467.4	426.0	1,374.5	1,310.6
Amortization expense of intangible assets acquired	30.4	29.1	92.8	92.4
Stock appreciation rights expense	1.0	8.7	3.2	26.8
Integration related costs	1.4	0.3	3.3	0.7
Restructuring and other charges	11.4	49.5	31.6	61.2
Operating profit	182.0	136.3	509.1	429.5
Interest expense	(69.7)	(88.9)	(222.1)	(269.4)
Impairment of equity method investment	—	(2.1)	(5.7)	(2.1)
Foreign currency exchange (losses) gains related to Venezuelan subsidiaries	(4.1)	0.7	(18.9)	(12.9)
Gain from Claims Settlement	—	—	21.1	—
Loss on debt redemption and refinancing activities	(17.7)	—	(18.5)	(32.4)
Other income (expense), net	4.5	0.3	5.8	(2.7)
Earnings from continuing operations before income tax provision	95.0	46.3	270.8	110.0
Income tax provision	35.7	11.2	79.5	19.9
Net earnings from continuing operations	59.3	35.1	191.3	90.1
Net earnings from discontinued operations	—	2.5	—	6.5
Net earnings available to common stockholders	$59.3	$37.6	$191.3	$96.6
Net earnings per common share:
Basic:
Continuing operations	$0.28	$0.18	$0.91	$0.46
Discontinued operations	—	0.01	—	0.03
Net earnings per common share - basic	$0.28	$0.19	$0.91	$0.49
Diluted:
Continuing operations	$0.28	$0.17	$0.88	$0.42
Discontinued operations	—	0.01	—	0.03
Net earnings per common share - diluted	$0.28	$0.18	$0.88	$0.45
Dividends per common share	$0.13	$0.13	$0.39	$0.39
Weighted average number of common shares outstanding:
Basic	210.4	194.9	210.2	194.5
Diluted	213.5	215.3	215.3	214.9

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings available to common stockholders	$59.3	$37.6	$191.3	$96.6
Other comprehensive income (loss), net of taxes:
Recognition of deferred pension items, net of taxes of $(2.9) for the three months ended September 30, 2014, $(0.1) for the three months ended September 30, 2013, $(3.0) for the nine months ended September 30, 2014 and $(1.8) for the nine months ended September 30, 2013	10.9	(1.2)	13.3	4.8
Foreign currency translation adjustments	(140.6)	28.3	(117.5)	(88.8)
Unrealized gains (losses) on derivative instruments, net of taxes of $(0.8) for the three months ended September 30, 2014, $1.3 for the three months ended September 30, 2013, $0.4 for the nine months ended September 30, 2014 and $(0.2) for the nine months ended September 30, 2013	4.2	(3.4)	0.8	(0.1)
Comprehensive income (loss), net of taxes	$(66.2)	$61.3	$87.9	$12.5

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine months ended
	September 30,
	2014	2013
Net earnings available to common stockholders from continuing operations	$191.3	$90.1
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities from continuing operations:
Depreciation and amortization	205.0	213.6
Share-based incentive compensation	36.7	20.4
Profit sharing expense	28.3	29.5
Integration related costs	3.3	0.7
Amortization of senior debt related items and other	5.1	12.3
Loss on debt redemption and refinancing activities	18.5	32.4
Impairment of equity method investment	5.7	2.1
Asset impairment	4.1	—
Development grant matter	14.0	—
Provisions for bad debt	5.4	9.6
Provisions for inventory obsolescence	10.3	2.3
Gain from Claims Settlement	(21.1)	—
Deferred taxes, net	4.3	(48.5)
Net (gain) on disposals of property and equipment and other	(2.7)	(1.2)
Changes in operating assets and liabilities:
Trade receivables, net	(62.5)	(34.7)
Inventories	(121.0)	(107.6)
Other assets	(31.9)	(40.5)
Accounts payable	159.1	48.2
Settlement agreement and related accrued interest	(929.7)	36.2
Other liabilities	(3.9)	5.1
Net cash (used in) provided by operating activities from continuing operations	(481.7)	270.0
Cash flows from investing activities from continuing operations:
Capital expenditures	(93.8)	(79.6)
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	(3.1)	(1.5)
Proceeds from sales of property and equipment	8.7	5.8
Other investing activities	(0.5)	0.3
Net cash used in investing activities from continuing operations	(88.7)	(75.0)
Cash flows from financing activities from continuing operations:
Net proceeds from short-term borrowings	342.6	43.4
Payments of long-term debt	(1,540.1)	(456.1)
Proceeds from long-term debt	1,431.3	425.1
Dividends paid on common stock	(83.9)	(76.4)
Acquisition of common stock for tax withholding obligations under our 2005 contingent stock plan	(2.9)	(3.9)
Repurchases of common stock	(134.0)	—
Payments of debt issuance costs	(12.3)	(7.7)
Payments for debt extinguishment costs	—	(26.2)
Net cash provided by (used in) financing activities from continuing operations	0.7	(101.8)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.0)	(3.9)
Net change in cash and cash equivalents from continuing operations	(571.7)	89.3
Net cash provided by operating activities from discontinued operations	—	8.2
Net cash used in investing activities from discontinued operations	—	(0.4)
Net change in cash and cash equivalents from discontinued operations	—	7.8
Cash and cash equivalents:
Balance, beginning of period	992.4	679.6
Net change during the period	(571.7)	97.1
Balance, end of period	$420.7	$776.7
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$660.6	$254.0
Income tax payments	$65.8	$77.2
Stock appreciation rights payments (less amounts included in restructuring payments)	$18.0	$42.8
Restructuring payments including associated costs	$75.8	$71.7
Non-cash items:
Transfers of shares of our common stock from treasury for our 2013 and 2012 profit-sharing plan contributions	$33.2	$18.6
Transfer of shares of our common stock reserved as part of the funding of the Settlement agreement	$1.8	$—

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

Basis of Presentation

Our condensed consolidated financial statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our condensed consolidated balance sheet as of September 30, 2014 and our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 have been made. The results set forth in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and in our condensed consolidated statements of cash flows for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, had no impact on our condensed consolidated financial condition, results of operations and cash flows.

In the three months ended September 30, 2014, we determined that we did not include any Performance Share Unit (“PSU”) awards in our diluted weighted average number of common shares outstanding previously reported in 2014 and 2013, although the achievement levels of the respective performance conditions were met at the end of each of the respective reporting periods in 2014 and 2013. The impact of not including these shares in the previously reported periods in 2014 and 2013 was not material to the calculation of the weighted average shares included in the diluted net earnings per common share under the two-class method and had no impact on diluted net earnings per common share for these periods.  Accordingly, we do not consider this correction to be material to our previously reported diluted weighted average number of common shares outstanding or our previously reported net earnings per common share. See Note 17, “Net Earnings Per Common Share” for further details.

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

We are responsible for the unaudited condensed consolidated financial statements and notes included in this report. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC on February 28, 2014 (“2013 Form 10-K”) and with the information contained in other publicly-available filings with the SEC.

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

Effective as of January 1, 2014, we changed our segment reporting structure. There was no change to our previously reported Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders’ Equity or Consolidated Statements of Cash Flows due to our change in segment reporting structure.  See our Current Report on Form 8-K filed with the SEC on June 6, 2014 for further details on the changes to our segment reporting and Note 4, “Segments” for further information.

(2) Recently Issued Accounting Standards

In April 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, ASU 2014-08 should not be applied to a component that is classified as held for sale before the effective date even if the component is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The effects of ASU 2014-08 will depend on any future disposals by the Company.

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

In June 2014, the FASB issued ASU 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Prior to the issuance of ASU 2014-12, U.S. GAAP did not contain explicit guidance on how to account for those share-based payments. Many reporting entities accounted for performance targets that could be achieved after the requisite service period as performance conditions that affect the vesting of the award and, therefore, did not reflect the performance target in the estimate of the grant-date fair value of the award. Other reporting entities treated those performance targets as nonvesting conditions that affected the grant-date fair value of the award. We currently treat performance targets that affect vesting as a performance condition and, as such, it is not included in the grant-date fair value. Therefore, the impact upon adoption would not be material to our condensed consolidated financial position or results of operations. The amendments in ASU 2014-12 are effective for fiscal years and interim periods within those years, beginning after December 15, 2015. Earlier application is permitted.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40),” (“ASU 2014-15”).  ASU 2014-15 requires that for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted. We currently do not expect the adoption of this standard update to have a material impact on our condensed consolidated financial statements.

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

The results of the rigid medical packaging business are presented as discontinued operations, net of tax, in the condensed consolidated statements of operations for the three months and nine months ended September 30, 2013 and cash flows and related disclosures and, as such, have been excluded from both continuing operations and segment results for all periods presented. The operating results of the retained portion of the previously reported Medical Applications business continue to be part of our Other Category.

Following is selected financial information included in net earnings from discontinued operations:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Net sales	$23.8	$71.9
Operating profit	$3.6	$9.5
Earnings before income tax provision	$3.6	$9.3
Income tax provision	1.1	2.8
Net earnings from discontinued operations, net of tax	$2.5	$6.5

(4) Segments

Effective as of January 1, 2014, we changed our segment reporting structure in order to reflect the way management makes operating decisions and manages the growth and profitability of the business. This change corresponds with management’s current approach of allocating costs and resources and assessing the performance of our segments. We report our segment information in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” There has been no change in our total condensed consolidated financial condition or results of operations previously reported as a result of the change in our segment structure. There were no changes to the reportable segment assets as a result of the change in segment reporting.

As a result, our new segment reporting structure consists of three reportable segments and an “Other” category and is as follows:

—	Food Care;
—	Diversey Care;
—	Product Care; and
—	Other (includes Corporate, Medical Applications and New Ventures businesses)

Our Food Care, Diversey Care and Product Care segments are considered reportable segments under FASB ASC Topic 280. Our reportable segments are aligned with similar groups of products. Other includes Corporate and the Medical Applications and New Ventures businesses. The Medical Applications and New Ventures businesses were previously included in the Company’s “Other Category.” Corporate which is included in Other includes certain costs that are not allocated to the reportable segments, primarily consisting of corporate overhead costs, including administrative functions and cost recovery variances not allocated to the reportable segments from global functional expenses.

Other also includes all items we categorize as special or unusual items that are reported in the condensed consolidated statements of operations. These “special items” primarily consist of restructuring and other associated costs, expenses related to stock appreciation rights (“SARs”), which were issued in connection with the acquisition of Diversey in 2011, losses on debt redemptions, foreign currency exchange gains/losses related to Venezuelan subsidiaries and other one-time expenses and/or gains.

As of January 1, 2014, we also changed the segment performance measure in which the chief operating decision maker (“CODM”), our Chief Executive Officer, assesses segment performance and makes allocation decisions by segment from operating profit (a U.S. GAAP financial measure) to Adjusted EBITDA (a non-U.S. GAAP financial measure). Adjusted EBITDA is defined as Earnings before Interest Expense, Taxes, Depreciation and Amortization, adjusted to exclude the impact of special items. See “Use of Non-U.S. GAAP Information” above for further information of our use of non-U.S. GAAP measures.

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

The changes in our segment structure and segment performance measure better provides the CODM with information to assess segment performance and to make resource and allocation decisions, as the new segment structure and performance measure reflect the current management of our businesses. Accordingly, the new measure will also assist our investors by providing them with a better understanding of the segment so that the user can make a more informed decision about the Company, which is consistent with FASB ASC Topic 280.

The following tables show net sales and Adjusted EBITDA by our segment reporting structure:

	Three Months Ended		Nine Months Ended
	September,		September 30,
	2014	2013	2014	2013
Net Sales:
Food Care	$983.4	$951.0	$2,849.9	$2,801.1
As a % of Total Company net sales	49.8%	49.7%	49.3%	49.3%
Diversey Care	550.8	532.0	1,637.2	1,614.9
As a % of Total Company net sales	27.9%	27.8%	28.3%	28.4%
Product Care	420.7	403.1	1,223.2	1,185.1
As a % of Total Company net sales	21.3%	21.1%	21.2%	20.9%
Total Reportable Segments Net Sales	1,954.9	1,886.1	5,710.3	5,601.1
Other	20.6	25.9	66.5	77.2
Total Company Net Sales	$1,975.5	$1,912.0	$5,776.8	$5,678.3
Adjusted EBITDA:
Food Care	$178.4	$160.6	$497.3	$454.5
Adjusted EBITDA Margin	18.1%	16.9%	17.4%	16.2%
Diversey Care	69.9	60.7	186.7	176.6
Adjusted EBITDA Margin	12.7%	11.4%	11.4%	10.9%
Product Care	74.4	69.4	215.4	193.3
Adjusted EBITDA Margin	17.7%	17.2%	17.6%	16.3%
Total Reportable Segments Adjusted EBITDA	322.7	290.7	899.4	824.4
Other	(23.1)	(14.2)	(63.4)	(54.3)
Non-U.S. GAAP Total Company Adjusted EBITDA	$299.6	$276.5	$836.0	$770.1
Adjusted EBITDA Margin	15.2%	14.5%	14.5%	13.6%

The following table shows a reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP net earnings from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Non-U.S. GAAP Total Company Adjusted EBITDA	$299.6	$276.5	$836.0	$770.1
Depreciation and amortization (1)	(77.3)	(72.7)	(241.7)	(234.0)
Special items (2):
Write down of non-strategic assets included in depreciation and amortization	0.4	—	0.2	5.0
Restructuring and other charges(3)	(11.4)	(49.5)	(31.6)	(61.2)
Other restructuring associated costs included in cost of sales and selling general and administrative expenses	(8.0)	(8.3)	(23.4)	(24.9)
Development grant matter included in selling, general and administrative expenses	(14.0)	—	(14.0)	—
Relocation costs included in selling, general and administrative expenses	(0.5)	—	(0.5)	—
SARs	(1.0)	(8.7)	(3.2)	(26.8)
Integration related costs	(1.4)	(0.3)	(3.3)	(0.7)
Impairment of equity method investment	-	(2.1)	(5.7)	(2.1)
Foreign currency exchange (losses) gains related to Venezuelan subsidiaries	(4.1)	0.7	(18.9)	(12.9)
Loss on debt redemption and refinancing activities	(17.7)	—	(18.5)	(32.4)
Gain from Claims Settlement in 2014 and related costs	(0.1)	(0.3)	20.5	(0.6)
Non-operating charge for contingent guarantee included in other income (expense), net	(2.5)	—	(2.5)	—
Other income (expense), net	2.7	(0.1)	(0.5)	(0.1)
Interest expense	(69.7)	(88.9)	(222.1)	(269.4)
Income tax provision	35.7	11.2	79.5	19.9
U.S. GAAP net earnings from continuing operations	$59.3	$35.1	$191.3	$90.1

(1)	Depreciation and amortization including share-based incentive compensation expense by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Food Care	$30.6	$29.9	$92.1	$89.3
Diversey Care	31.9	30.9	98.9	99.0
Product Care	9.8	9.4	30.7	28.8
Total reportable segments	72.3	70.2	221.7	217.1
Other	5.0	2.5	20.0	16.9
Total Company depreciation and amortization	$77.3	$72.7	$241.7	$234.0

(2)	Includes items that were considered unusual or special items. See “Non-U.S. GAAP information” above for further information.

(3)	Restructuring and other charges by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Food Care	$1.8	$16.4	$12.9	$19.9
Diversey Care	8.2	21.4	12.0	26.3
Product Care	1.3	10.4	6.3	13.6
Total reportable segments	11.3	48.2	31.2	59.8
Other	0.1	1.3	0.4	1.4
Total Company restructuring and other charges	$11.4	$49.5	$31.6	$61.2

Allocation of Goodwill and Identifiable Intangible Assets to Reportable Segments

Our management views goodwill and identifiable intangible assets as corporate assets, so we do not allocate their balances to the reportable segments. However, we are required to allocate their balances to each reporting unit to perform our annual goodwill impairment review, which we do during the fourth quarter of the year. There was no change to the allocation of goodwill by reporting unit as a result of the change in our reportable segment structure discussed above. See Note 7, “Goodwill and Identifiable Intangible Assets,” for the allocation of goodwill and identifiable intangible assets and the changes in their balances in the nine months ended September 30, 2014 by our segment reporting structure.

(5) Inventories

The following table details our inventories and the reduction of certain inventories to a LIFO basis:

	September 30,	December 3
	2014	2013
Inventories (at FIFO, which approximates replacement value):
Raw materials	$115.9	$116.6
Work in process	126.1	110.9
Finished goods	576.7	514.5
Subtotal (at FIFO)	818.7	742.0
Reduction of certain inventories to LIFO basis	(53.0)	(53.6)
Total	$765.7	$688.4

We determine the value of some of our non-equipment U.S. inventories by the last-in, first-out, or LIFO, inventory method. U.S. inventories determined by the LIFO method were $123 million at September 30, 2014 and $101 million at December 31, 2013.

(6) Property and Equipment, net

The following table details our property and equipment, net:

	September 30,	December 31,
	2014	2013
Land and improvements	$114.7	$135.8
Buildings	661.9	729.6
Machinery and equipment	2,421.8	2,488.4
Other property and equipment	164.1	164.8
Construction-in-progress	120.5	107.1
Property and equipment, gross	3,483.0	3,625.7
Accumulated depreciation and amortization	(2,458.7)	(2,491.2)
Property and equipment, net	$1,024.3	$1,134.5

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest cost capitalized	$2.0	$1.0	$4.5	$3.7
Depreciation and amortization expense for property and equipment	$36.6	$38.1	$112.2	$121.2

(7) Goodwill and Identifiable Intangible Assets

Goodwill

The following table shows our goodwill balances by our segment reporting structure. See Note 4, “Segments” for further details of our new segment structure. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of September 30, 2014, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

				Impact of
				Foreign Currency
				Translation Nine
	Carrying Value at	Accumulated	Carrying Value at	Months Ended	Carrying Value at	Accumulated	Carrying Value at
	December 31, 2013	Impairment	December 31, 2013	September 30, 2014	September 30, 2014	Impairment	September 30, 2014
Food Care	$833.7	$(208.0)	$625.7	$(5.7)	$828.0	$(208.0)	$620.0
Diversey Care	1,994.1	(883.0)	1,111.1	(51.1)	1,943.0	(883.0)	1,060.0
Product Care	1,372.8	—	1,372.8	(0.9)	1,371.9	—	1,371.9
Other	5.0	—	5.0	0.1	5.1	—	5.1
Total	$4,205.6	$(1,091.0)	$3,114.6	$(57.6)	$4,148.0	$(1,091.0)	$3,057.0

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives. We have determined that substantially all of the trademarks and trade names included below had indefinite useful lives as of September 30, 2014. As of September 30, 2014, there were no impairment indicators present.

	September 30, 2014				December 31, 2013
	Gross				Gross
	Carrying	Accumulated	Accumulated		Carrying	Accumulated	Accumulated
	Value	Amortization	Impairment	Net	Value	Amortization	Impairment	Net
Customer relationships	$920.1	$(204.0)	$(148.9)	$567.2	$961.3	$(171.2)	$(148.9)	$641.2
Trademarks and trade names	882.6	(0.2)	(630.2)	252.2	881.5	(0.1)	(630.2)	251.2
Technology	259.0	(161.7)	(22.2)	75.1	252.6	(128.0)	(22.2)	102.4
Contracts	42.6	(27.5)	—	15.1	44.0	(21.9)	—	22.1
Total	$2,104.3	$(393.4)	$(801.3)	$909.6	$2,139.4	$(321.2)	$(801.3)	$1,016.9

The following table shows the remaining estimated future amortization expense at September 30, 2014:

Year	Amount
2014	$22.3
2015	85.9
2016	84.6
2017	79.0
2018	67.9
Thereafter	318.8
Total	$658.5

(8) Accounts Receivable Securitization Programs

U.S. Accounts Receivable Securitization Program

We and a group of our U.S. subsidiaries maintain an accounts receivable securitization program with two banks and issuers of commercial paper administered by these banks. As of September 30, 2014, the maximum purchase limit for receivable interests was $100 million, subject to the availability limits described below.

The amounts available from time to time under this program may be less than $100 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During the three months and nine months ended September 30, 2014, the level of eligible assets available under the program was lower than $100 million primarily due to certain required reserves against our receivables. As a result, the amount available to us under the program was $87 million at September 30, 2014. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

This program expires annually in September and is renewable. The program was renewed in September 2014 for an additional year and the program size was reduced from $125 million to $100 million.

European Accounts Receivable Securitization Program

We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks and issuers of commercial paper administered by these banks. As of September 30, 2014, the maximum purchase limit for receivable interests was €95 million, ($120 million equivalent at September 30, 2014) subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of September 30, 2014, the amount available under this program was €95 million ($120 million equivalent as of September 30, 2014).

The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. We do not have an equity interest in the SPV. However, since we are considered the primary beneficiary of the SPV, it meets the criteria to be classified as a variable interest entity and is included in our condensed consolidated financial statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV are classified as short-term borrowings on our condensed consolidated balance sheet.

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

In connection with the funding of the payment of the Settlement agreement on February 3, 2014, we utilized both our U.S. and European programs. At September 30, 2014, we have $88 million available to us under the U.S. program and €95 million ($120 million equivalent as of September 30, 2014) available to us under the European program. At September 30, 2014, the total amount of borrowings under our U.S. program was $87 million (no borrowings under our European program) and the trade receivables that served as collateral for these borrowings were reclassified from trade receivables, net to prepaid expenses and other current assets on the condensed consolidated balance sheet in accordance with FASB ASC 860. The weighted average interest rate for these borrowings was 0.89% at September 30, 2014. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. Total interest expense related to the use of these programs was approximately $2 million in the nine months ended September 30, 2014.

Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at September 30, 2014.

As of December 31, 2013, we had no amounts outstanding under either the U.S. or European program, and we did not utilize these programs during 2013.

(9) Restructuring and Relocation Activities

The following table details our material restructuring activities.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014			2013			2014			2013
	IOP	EQIP	Total	IOP	EQIP	Total	IOP	EQIP	Total	IOP	EQIP	Total
Other associated costs	$2.6	$4.3	$6.9	$3.6	$4.8	$8.4	$4.6	$14.9	$19.5	$12.1	$6.7	$18.8
Restructuring charges	7.3	3.8	11.1	0.2	48.0	48.2	12.8	18.5	31.3	(4.8)	64.7	59.9
Total	$9.9	$8.1	$18.0	$3.8	$52.8	$56.6	$17.4	$33.4	$50.8	$7.3	$71.4	$78.7

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

The other associated costs included in the table above primarily consist of consulting and rebranding costs incurred in connection with the rebranding of the Company and its divisions, which were included in selling, general and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2014. The restructuring charges included in the table above primarily consist of termination and benefit costs. In addition, other associated costs in the nine months ended September 30, 2014 include $4 million for an asset impairment in Europe, which was included in cost of sales on the condensed consolidated statements of operations. The restructuring charges included in the table above primarily consist of termination and benefit costs.

The restructuring accrual, spending and other activity in the nine months ended September 30, 2014 and the accrual balance remaining at September 30, 2014 related to this program were as follows:

EQIP restructuring accrual at December 31, 2013	$55.9
Accrual and accrual adjustments	18.5
Cash payments during 2014	(42.3)
Effect of changes in foreign currency exchange rates	(1.2)
EQIP restructuring accrual at September 30, 2014	$30.9

Cumulative cash payments made in connection with this program, including associated costs through September 30, 2014, were $91 million. We expect to pay $28 million of the accrual balance remaining at September 30, 2014 within the next twelve months. This amount is included in accrued restructuring costs on the condensed consolidated balance sheet at September 30, 2014. The majority of the remaining accrual of $3 million is expected to be paid in 2015 with minimal amounts to be paid out in 2016. This amount is included in other liabilities on our condensed consolidated balance sheet at September 30, 2014.

Capital expenditures related to this program were $15 million in the nine months ended September 30, 2014 and there were less than $1 million in the nine months ended September 30, 2013. Capital expenditures mainly relate to supply chain network optimization.

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

The restructuring accrual, spending and other activity in the nine months ended September 30, 2014 and the accrual balance remaining at September 30, 2014 related to this program were as follows:

IOP restructuring accrual at December 31, 2013	$24.5
Accrual and accrual adjustments	12.8
Cash payments during 2014	(17.5)
Effect of changes in foreign currency exchange rates	(1.7)
IOP restructuring accrual at September 30, 2014	$18.1

Cumulative cash payments made in connection with this program, including associated costs through September 30, 2014, were $212 million. We expect to pay substantially all of the accrual balance remaining at September 30, 2014 within the next twelve months. This amount is included in accrued restructuring costs on the condensed consolidated balance sheet at September 30, 2014.

Capital expenditures related to this program were $1 million in the nine months ended September 30, 2014 and $10 million in the nine months ended September 30, 2013. Capital expenditures mainly relate to facilities and supply chain network optimization.

Relocation Activities

New Global Headquarters

On July 23, 2014, we announced that we will be establishing a new global headquarters in Charlotte, North Carolina. We will relocate the headquarters for our divisions, research and development facilities, and corporate offices. Within the next three years, we anticipate approximately 1,300 jobs will be relocated to Charlotte from our current corporate headquarters in Elmwood Park, New Jersey; all or part of our facilities in Saddle Brook, New Jersey; Danbury, Connecticut; Racine, Wisconsin; and, Duncan and Greenville, South Carolina. We will also relocate a small number of jobs from other locations.

In the three months ended September 30, 2014, we recognized less than $1 million of expenses related to the relocation efforts. These expenses were included in selling, marketing and administrative expenses on our condensed consolidated statements of operations.

Sale of Building in Racine, Wisconsin

On August 31, 2014, in connection with our relocation efforts, we signed an agreement for purchase and sale relating to our building located in Racine, Wisconsin. As of September 30, 2014, the building and certain related assets met the criteria of assets held for sale classification. Accordingly we reclassified $26 million from property, plant and equipment to assets held for sale, which is included in prepaid expenses and other current assets on our condensed Consolidated Balance Sheet as of September 30, 2014. We expect this sale to close during the fourth quarter of 2014.

(10) Debt and Credit Facilities

Our total debt outstanding consisted of the amounts included in the table below:

	September 30,	December 31,
	2014	2013
Short-term borrowings (1)	$417.0	$81.6
Current portion of long-term debt(2)	1.3	201.5
Total current debt	418.3	283.1
Term Loan A Facility due July 2019 (October 2016 prior to refinance), less unamortized lender fees of $11.3 in 2014 and $8.4 in 2013 (3)	1,146.7	634.8
Term Loan A Facility due July 2017, less unamortized lender fees of $0.4 in 2014(3)	249.7	-
Term Loan B Facility, less unamortized lender fees of $7.3 in 2013, and unamortized discount of $10.8 in 2013(3)	-	681.6
8.125% Senior Notes due September 2019	750.0	750.0
6.50% Senior Notes due December 2020(4)	425.6	424.1
8.375% Senior Notes due September 2021	750.0	750.0
5.25% Senior Notes due April 2023	425.0	425.0
6.875% Senior Notes due July 2033, less unamortized discount of $1.3 in 2014 and $1.4 in 2013	448.7	448.6
Other	2.0	2.3
Total long-term debt, less current portion	4,197.7	4,116.4
Total debt(5)	$4,616.0	$4,399.5

(1)

September 30, 2014 is comprised primarily of $87 million of borrowings outstanding under our U.S. accounts receivable securitization program and $276 million of borrowings outstanding under our revolving credit facility, of which we have the intent and ability to repay within twelve months as of September 30, 2014. As of December 31, 2013, we had no amounts outstanding under either the U.S. or European program, and we did not utilize these programs during 2013.

(2)

The Company’s $150 million 12% Senior Notes due February 2014 (“12% Senior Notes”) were included in current portion of long-term debt as of December 31, 2013. We repaid the 12% Senior Notes upon their maturity using cash on hand and committed liquidity.

(3)

On July 25, 2014, the Company entered into a second restatement agreement for refinancing of the term loan A facilities, term loan B facilities and revolving credit facilities with new term loan A facilities. See below for further information

(4)	We had $100 million notional amount of outstanding interest rate swaps associated with the 6.50% Senior Notes.
(5)	The weighted average interest rate on our total outstanding debt was 5.5% as of September 30, 2014 and 6.2% as of December 31, 2013.

Amended and Restated Senior Secured Credit Facilities

On July 25, 2014, the Company entered into a second restatement agreement (the “Second Restatement Agreement”) whereby its senior secured credit facility was amended and restated (the “Second Amended and Restated Credit Agreement”) with Bank of America, N.A., as agent, and the other financial institutions party thereto. The changes include (i) the refinancing of the term loan A facilities, term loan B facilities and revolving credit facilities with new term loan A facilities (including facilities in Canadian dollars, euros, Japanese yen, pounds sterling and U.S. dollars) in an aggregate principal amount equivalent to $1,330 million and revolving credit facilities of $700 million, (ii) a new $100 million delayed draw term loan A facility (used for our Brazilian operations), (iii) a 0.75% reduction of the interest rate margin for the term loan A facilities and revolving credit facilities, (iv) extension of the final maturity of the term loan A facilities and revolving credit commitment to July 25, 2019, (v) adjustments to the financial maintenance covenant of Consolidated Net Debt to Consolidated EBITDA (as defined in the Second Amended and Restated Credit Agreement) and other covenants to provide additional flexibility to the Company and (vi) other amendments.

On August 29, 2014, we completed the $100 million delayed draw of the term loan A facility. In connection with this loan, we also entered into interest rate and currency swaps in a notional amount of $100 million, which convert our floating U.S. dollar denominated obligation under the term loan A into a fixed rate Brazilian real denominated obligation.

As a result of the Second Restatement Agreement, we recognized $18 million of loss on debt redemption in our condensed consolidated statements of operations. This amount includes $13 million of accelerated amortization of original issuance discount related to the term loan B and lender and non-lender fees related to the entire credit facility. Also included in the loss on debt redemption was $5 million of non-lender fees incurred in connection with the Second Restatement Agreement. In addition, we incurred $2 million of lender fees that are included in the carrying amounts of the outstanding debt under the credit facility. We also capitalized $5 million of non-lender fees that are included in other assets on our condensed consolidated balance sheet.

The amortization expense related to original issuance discount and lender and non-lender fees is calculated using the effective interest rate method over the lives of the respective debt instruments. Total amortization expense in 2014 related to the Senior Secured Credit Facilities was $2 million for the three months and $9 million for the nine months ended September 30, 2014, and is included in interest expense in our condensed consolidated statements of operations.

Lines of Credit

The following table summarizes our available lines of credit, which include our senior secured credit facility and the amounts available under our U.S. and European accounts receivable securitization programs. We are not subject to any material compensating balance requirements in connection with our lines of credit.

	September 30,	December 31,
	2014	2013
Used lines of credit (1)	$417.0	$81.6
Unused lines of credit	788.6	1,224.0
Total available lines of credit(2)	$1,205.6	$1,305.6

(1)	Includes total borrowings under AR securitization program, revolving credit facility and borrowings under lines of credit available to several foreign subsidiaries.
(2)	Of the total available lines of credit, $908 million were committed as of September 30, 2014.

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Additionally, the senior secured credit facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the credit facility). We were in compliance with the above financial covenants and limitations at September 30, 2014.

(11) Derivatives and Hedging Activities

We report all derivative instruments on our balance sheet at fair value and establish criteria for designation and effectiveness of transactions entered into for hedging purposes. Our derivative and hedging activities include third party and intercompany receivables and payables and intercompany loans.

Foreign Currency Forward Contracts and Interest Rate and Currency Swaps Designated as Cash Flow Hedges

Net unrealized after tax gains (losses) related to these contracts that were included in other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 and any amounts reclassified to the condensed consolidated statements of operations were not material. The unrealized amounts in other comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period.

During August 2014, we entered into $100 million of interest rate and currency swap agreements in connection with the $100 million delayed draw of the term loan A facility.

Foreign Currency Forward Contracts Not Designated as Hedges

The changes in fair value of these contracts are recognized in other income (expense), net, on our condensed consolidated statements of operations and are substantially offset by the remeasurement of the underlying foreign currency denominated items. These contracts predominantly have original maturities of 12 to 18 months.

Interest Rate Swaps Designated as Fair Value Hedges

From time to time, we may use interest rate swaps to manage our mix of fixed and floating interest rates on our outstanding indebtedness.

At September 30, 2014 and December 31, 2013, we had $100 million notional amount of outstanding interest rate swaps, which did not materially impact our condensed consolidated results of operations or financial position. See Note 10 “Debt and Credit Facility” for further details.

Other Derivative Instruments

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to foreign exchange rates and interest rate and currency swaps related to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At September 30, 2014 and December 31, 2013, we had no foreign exchange options. No interest rate and currency swap agreements were outstanding as of December 31, 2013.

See Note 12, “Fair Value Measurements and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

Fair Value of Derivative Instruments

The following table details the fair value of our derivative instruments included on our condensed consolidated balance sheets.

	Fair Value of Asset		Fair Value of (Liability)
	Derivatives (1)		Derivatives (1)
	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013

Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)	$3.1	$3.4	$(0.9)	$(1.4)
Interest rate swaps (fair value hedges)	0.6	—	—	(1.0)
Interest rate and currency swaps (cash flow hedges)	7.3	—	—	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	21.9	7.1	(47.3)	(49.1)
Total	$32.9	$10.5	$(48.2)	$(51.5)

(1)	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the condensed consolidated balance sheets.

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

	Amount of Gain (Loss) Recognized in
	Earnings on Derivatives(1)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$(1.7)	$1.5	$(0.5)	$1.7
Interest rate swaps	0.5	—	1.5	—
Interest rate and currency swaps	(0.8)	—	(0.8)	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	(7.0)	11.1	(11.9)	(5.1)
Total	$(9.0)	$12.6	$(11.7)	$(3.4)

(1)

Amounts recognized on foreign currency forward contracts were included in other income (expense), net and amounts recognized on interest rate swaps and interest rate and currency swaps were included in interest expense.

(12) Fair Value Measurements and Other Financial Instruments

Fair Value Measurements

In determining fair value of financial instruments, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in our assessment of fair value. We determine fair value of our financial instruments based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

—	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
—

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

—

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The following table details the fair value hierarchy of our financial instruments:

	Total
September 30, 2014	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$104.0	$—	$104.0	$—
Derivative financial instruments net asset (liability):
Interest rate swaps	$0.6	$—	$0.6	$—
Foreign currency forward contracts	$(23.2)	$—	$(23.2)	$—
Interest rate and currency swaps	$7.3	$—	$7.3	$—

	Total
December 31, 2013	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$491.9	$—	$491.9	$—
Derivative financial instruments net asset (liability):
Interest rate swaps	$(1.0)	$—	$(1.0)	$—
Foreign currency forward contracts	$(40.0)	$—	$(40.0)	$—

Cash Equivalents

Our cash equivalents at September 30, 2014 and December 31, 2013 consisted of commercial paper and time deposits (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

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

The table below shows the carrying amounts and estimated fair values of our total debt:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
12% Senior Notes due February 2014	$—	$—	$150.3	$150.6
Term Loan A Facility due July 2019 (October 2016 prior to refinance)	1,146.7	1,146.7	684.5	684.5
Term Loan A Facility due July 2017	249.7	249.7	-	-
Term Loan B Facility	—	—	681.6	681.6
8.125% Senior Notes due September 2019	750.0	808.7	750.0	841.4
6.50% Senior Notes due December 2020	425.6	455.9	424.1	456.7
8.375% Senior Notes due September 2021	750.0	834.4	750.0	853.1
5.25% Senior Notes due April 2023	425.0	419.6	425.0	414.7
6.875% Senior Notes due July 2033	448.7	462.0	448.6	431.2
Other foreign loans	57.0	56.8	85.0	84.9
Other domestic loans(1)	363.3	363.3	0.4	0.4
Total debt	$4,616.0	$4,797.1	$4,399.5	$4,599.1

(1)  Includes $276 million outstanding under our revolving credit facility and $87 million outstanding under our U.S. accounts receivable securitization program.

As of September 30, 2014, we did not have any non-financial assets or liabilities that were carried at fair value on a recurring basis in the condensed consolidated financial statements or for which a fair value measurement was required. Included among our non-financial assets and liabilities are inventories, net property and equipment, goodwill, intangible assets, and asset retirement obligations.

(13) Income Taxes

Effective Income Tax Rate and Income Tax Provision

The table below shows our effective income tax rate from continuing operations (“ETR”) for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three Months	Nine Months
	Ended	Ended
2014	37.6%	29.4%
2013	24.2%	18.1%

Our ETR in each period benefited from a favorable earnings mix with earnings in jurisdictions with low tax rates.  For the nine months ended September 30, 2013, that benefit was enhanced by losses in jurisdictions, including the U.S., with high tax rates. Our ETR in each period was increased by the impact of special items, including foreign currency exchange losses related to Venezuelan subsidiaries with no tax benefit, as well as other losses and restructuring charges in jurisdictions where we had a low or zero tax benefit due to the applicable tax rate or valuation allowances.  Special items totaled $58 million for the three months ended September 30, 2014, resulting in a tax increase that exceeded the benefit from our favorable earnings mix and an ETR in excess of the U.S. federal statutory rate of 35%.

Our ETR during the three and nine months ended September 30, 2014 was also increased by the lapse of various U.S. tax provisions (the “Extenders”), including the research and development credit and certain foreign provisions.  Conversely, our ETR for the nine months ended September 30, 2013 benefited from the retroactive reinstatement of the Extenders, for both 2012 and 2013.  On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012, retroactively reinstating and extending the Extenders from January 1, 2012 through December 31, 2013.

Our ETR for the nine months ended September 30, 2014 also benefitted from certain favorable discrete items totaling approximately $16 million, including $7 million from a favorable tax settlement and approximately $6 million from the release of reserves related to the expiration of the statute of limitations and a successful judicial verdict.

Unrecognized Tax Benefits

As noted above, during the nine months ended September 30, 2014, we reduced our unrecognized tax benefits by approximately $6 million. We have not changed our policy with regard to the reporting of penalties and interest related to unrecognized tax benefits.

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

—

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

—	licenses of intellectual property by us to third parties in which we have agreed to indemnify the licensee against third party infringement claims.

Development Grant Matter

On May 25, 2010, one of our Italian subsidiaries received a demand from the Italian Ministry of Economic Development (the “Ministry”) for the total repayment of grant monies paid to two of our former subsidiaries in the amount of €5 million. With accrued interest the total value of the demand currently stands at €10 million ($14 million equivalent at September 30, 2014). The grant monies had previously been certified as payable by the Italian authorities and the grant process was finalized and closed in 2006. We acquired the former subsidiaries in September 2001 as part of an acquisition. The substance of the repayment demand is that the former owners of the subsidiaries made fraudulent claims and used fraudulent documents to support their grant application prior to our acquisition. There is no suggestion that we or our Italian subsidiary were directly involved in the grant process, but as purchaser of the two companies, the Ministry is seeking repayment from our Italian subsidiary. Our Italian subsidiary submitted a total denial of liability in regard to this matter on June 30, 2010. A hearing on the merits was held on July 3, 2014 and in mid-September; our subsidiary was advised that the demand for repayment of €10 million was upheld.  Accordingly, in the three months ended September 30, 2014, we have recorded a current liability and corresponding charge of $14 million related to this matter. The liability is included in other current liabilities on the condensed consolidated balance sheets and the charge is included in selling, general and administrative expenses on the condensed consolidated statements of operations. The charge is treated as a special item and included in Corporate in the Other category. We have filed an application to suspend enforcement of the judgment pending appeal.

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

In the three months ended September 30, 2014, we repurchased 112,500 shares of our common stock for approximately $4 million under a share trading plan we entered into with one of our brokers in accordance with Rule 10b5-1 of the Securities Act of 1933, as amended, and pursuant to the share repurchase program previously approved by our Board of Directors. We continued to repurchase shares during October 2014. The company funded the stock repurchase with cash and cash equivalents.

Quarterly Cash Dividends

On October 17, 2014, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, approximately $28 million, which is payable on December 19, 2014 to stockholders of record at the close of business on December 5, 2014. On July 10, 2014, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, or $28 million, which was paid on September 19, 2014 to stockholders of record at the close of business on September 5, 2014. On May 22, 2014, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, or $28 million, which was paid on June 20, 2014 to stockholders of record at the close of business on June 6, 2014. On February 18, 2014, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, or $28 million, which was paid on March 21, 2014 to stockholders of record at the close of business on March 7, 2014.

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

Stock Appreciation Rights (“SARs”)

In connection with the acquisition of Diversey, Sealed Air exchanged Diversey’s cash-settled stock appreciation rights and stock options that were unvested as of May 31, 2011 and unexercised at October 3, 2011 into cash-settled stock appreciation rights based on Sealed Air common stock. As of September 30, 2014, total outstanding SARs was 0.6 million, and the total remaining unvested SARs was 0.3 million and will vest entirely by March 31, 2015.

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

We recognized SARs expense of $1 million in the three months ended September 30, 2014 and $3 million in the nine months ended September 30, 2014, related to SARs that were granted to Diversey employees who remained employees as of September 30, 2014. We also recognized SARs expense of $9 million in the three months ended September 30, 2013 and $27 million in the nine months ended September 30, 2013, related to SARs that were granted to Diversey employees who remained employees as of September 30, 2013. Cash payments due to the exercise of these SARs were $18 million for the nine months ended September 30, 2014 and $43 million for the nine months ended September 30, 2013. As of September 30, 2014, the liability for the remaining outstanding SARs was $19 million and is included in other current liabilities on the condensed consolidated balance sheets.

In addition to the amounts discussed above, $1 million of SARs payments were recorded in the nine months ended September 30, 2013 due to the exercise of SARs that were part of the termination and benefit costs for employees under the IOP. This expense was included in restructuring and other charges on our condensed consolidated statements of operations. We did not recognize any SARs-related restructuring expense in the nine months ended September 30, 2014, and there was no remaining liability for SARs included in the restructuring programs as of September 30, 2014.

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

The following table shows our total share-based incentive compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total share-based incentive compensation expense(1)	$10.3	$5.5	$36.7	$20.4

(1)

The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock or the expense or income related to SARs and other cash-based awards. See Stock Appreciation Rights above for further details of SARs. At September 30, 2014, our other cash-based awards were not material to our condensed consolidated financial positions or results of operations.

Special PSU Program for 2014

During March 2014, the Compensation Committee approved a special PSU award to the executive officers and a broader group of other employees under the 2005 Contingent Stock Plan. The following summarizes the key features of the PSU awards:

—

the PSU awards are earned principally based on achievement of exceeding $1.7 billion of adjusted free cash flow (as defined in the award), above targets established in the Company’s three-year strategic plan, over the three-year performance period of 2014-2016.

—

in addition, no portion of an award is earned unless we achieve a minimum specified level of earnings per share during the last year of the performance period, in order to balance the free cash flow goal with an appropriate focus on generating earnings.

—

to further balance the incentives, the amount earned based on adjusted free cash flow performance will be reduced by 25% if our relative Total Stockholder Return (as defined in the award) for the performance period is below a certain percentile of an approved peer group of companies.

—

payment of 50% of any PSUs earned during the performance period will be made during the first quarter of 2017. The remaining 50% of the earned PSUs is subject to an additional 2017 performance requirement, the ratio of working capital to net trade sales for 2017 (as defined in the award) and will be paid during the first quarter of 2018.

This special PSU award is in addition to other 2014 long-term incentive compensation opportunities. We recognized $2 million of share-based compensation expense related to this award in the three months ended September 30, 2014, and $6 million in the nine months ended September 30, 2014.

(16) Other Income (Expense), net

The following table provides details of other income (expense), net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest and dividend income	$4.3	$2.5	$10.8	$8.1
Net foreign exchange transaction (losses) gains	(3.7)	1.0	(8.3)	(4.4)
Bank fee expense	(1.0)	(2.3)	(4.3)	(5.6)
Other, net	4.9	(0.9)	7.6	(0.8)
Other income (expense), net	$4.5	$0.3	$5.8	$(2.7)

Gain from Claims Settlement

As previously disclosed in our 2013 Annual Report on Form 10-K, on February 3, 2014, we entered into the Claims Settlement agreement. Under the Claims Settlement agreement, we released and waived certain claims against the Grace Parties and the Grace Parties released and waived certain claims against us. As a result, we recognized a gain of $21 million during the nine months ended September 30, 2014, which consisted of the release of $17 million of certain tax liabilities and $4 million of other associated liabilities.

Impairment of Equity Method Investment

During the nine months ended September 30, 2014, we recognized an impairment of $6 million in connection with an equity method investment. This investment was not material to our condensed consolidated financial position or results of operations.

(17) Net Earnings Per Common Share

The following table shows the calculation of basic and diluted net earnings per common share under the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic Net Earnings Per Common Share:
Numerator
Net earnings available to common stockholders	$59.3	$37.6	$191.3	$96.6
Distributed and allocated undistributed net earnings to non-vested restricted stockholders	(0.4)	(0.2)	(1.1)	(0.5)
Distributed and allocated undistributed net earnings to common stockholders	58.9	37.4	190.2	96.1
Distributed net earnings - dividends paid to common stockholders	(27.4)	(25.3)	(82.9)	(75.9)
Allocation of undistributed net earnings to common stockholders	$31.5	$12.1	$107.3	$20.2
Denominator
Weighted average number of common shares outstanding - basic	210.4	194.9	210.2	194.5
Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.13	$0.13	$0.39	$0.39
Allocated undistributed net earnings to common stockholders	0.15	0.06	0.52	0.10
Basic net earnings per common share:	$0.28	$0.19	$0.91	$0.49

Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$58.9	$37.4	$190.2	$96.1
Add: Allocated undistributed net earnings to non-vested restricted stockholders	0.2	0.1	0.6	0.1
Less: Undistributed net earnings reallocated to non-vested restricted stockholders	(0.2)	(0.1)	(0.6)	(0.1)
Net earnings available to common stockholders - diluted	$58.9	$37.4	$190.2	$96.1

Denominator
Weighted average number of common shares outstanding - basic	210.4	194.9	210.2	194.5
Effect of assumed issuance of Settlement agreement shares (1)	—	18.0	2.2	18.0
Effect of contingently issuable shares	1.9	1.6	1.8	1.5
Effect of non-vested restricted stock units	1.2	0.8	1.1	0.9
Weighted average number of common shares outstanding - diluted	213.5	215.3	215.3	214.9
Diluted net earnings per common share	$0.28	$0.18	$0.88	$0.45

(1)

For 2014, the shares included above represent the weighted average number of shares from January 1, 2014 through February 3, 2014. The weighted average number of shares from February 4, 2014 through September 30, 2014 are included in the weighted average number of common shares outstanding-basic since they were issued on February 3, 2014 in connection with the Settlement agreement.

PSU Awards

For the three and nine month periods ended September 30, 2014 and 2013, we included contingently issuable shares for our PSU awards in the diluted weighted average number of common shares outstanding based on the number of contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period.

We included 1.9 million shares in the three months ended September 30, 2014 and 1.8 million shares in the nine months ended September 2014 related to our 2012, 2013 and 2014 PSU awards in the diluted weighted average number of common shares outstanding due to the achievement levels of their respective performance conditions as of September 30, 2014. In 2014, we revised our diluted weighted average number of common shares outstanding to include 1.6 million shares in the three months ended September 30, 2013 and 1.5 million shares in the nine months ended September 30, 2013 related to our 2011, 2012 and 2013 PSU awards in the diluted weighted average number of common shares outstanding due to the achievement levels of their respective performance conditions as of September 30, 2013. During the three months ended September 30, 2014, we determined that we did not include any PSU awards in our diluted weighted average number of common shares outstanding previously reported in 2014 and 2013, although the achievement levels of the respective performance conditions for the PSU awards were met at the end of each of the respective reporting periods in 2014 and 2013. The impact of not including these shares in the previously reported periods in 2014 and 2013 was not material to the calculation of the weighted average shares included in the diluted net earnings per common share under the two-class method and had no impact on diluted net earnings per common share for these periods. Accordingly, we do not consider this correction to be material to our previously reported diluted weighted average number of common shares outstanding or to our previously reported net earnings per common share.

The previously reported, and revised diluted weighted average number of common shares outstanding to include the achievement of PSU awards in each previous reporting period of 2014 and 2013 are as follows:

	2014
	Three Months Ended	Three Months Ended	Six Months Ended
	March 31, 2014	June 30, 2014	June 30, 2014
Previously reported diluted weighted average number of common shares outstanding	214.5	214.7	214.6
Revised diluted weighted average number of common shares outstanding	216.0	216.4	216.2

	2013
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Year Ended
	March 31, 2013	June 30, 2013	June 30, 2013	September 30, 2013	June 30, 2013	December 31, 2013	December 31, 2013
Previously reported diluted weighted average number of common shares outstanding	212.7	213.6	213.2	213.7	213.4	213.9	213.5
Revised diluted weighted average number of common shares outstanding	214.3	215.0	214.7	215.3	214.9	215.4	215.1

Stock Leverage Opportunity Awards (“SLO”)

The shares or units associated with the 2014 SLO awards are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the three months and nine months ended September 30, 2014. These shares or units will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of 2015. Once this determination is made, the shares or units will be included in diluted weighted average number of common shares outstanding if the impact to diluted net earnings per common share is dilutive. The numbers of shares or units associated with SLO awards for the three months and nine ended September 30, 2014 and 2013 were nominal.

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

In December 2013, we completed the sale of the rigid medical packaging business. The operating results of the rigid medical packaging business were reclassified to discontinued operations, net of tax, on the condensed consolidated statements of operations for the three and nine months ended September 30, 2013. See Note 3, “Divestiture,” for details of our sale of the rigid medical packaging business. The following MD&A is on a continuing operations basis unless otherwise noted.

Recent Events

Repurchase of Common Stock

In the three months ended September 30, 2014, we repurchased 112,500 shares of our common stock for approximately $4 million under a share trading plan we entered into with one of our brokers in accordance with Rule 10b5-1 of the Securities Act of 1933, as amended, and pursuant to the share repurchase program approved by our Board of Directors. In the month of October 2014, we repurchased 678,915 shares of our common stock for approximately $22 million. The company funded the stock repurchase with cash and cash equivalents.

On June 13, 2014, we repurchased $130 million, or 3,932,244 shares, of common stock at a price of $33.06 per share from the WRG Asbestos PI Trust. We funded the stock repurchase with $110 million from committed credit facilities and $20 million of accumulated cash and cash equivalents.

Amended and Restated Senior Secured Credit Facilities

On July 25, 2014, we amended and restated our senior secured credit facilities, including repayment of the outstanding Term Loan B. The amended and restated facility refinanced our Term Loan A, Term Loan B and revolving facilities. The new facilities, totaling $2.13 billion, are comprised of $1.33 billion for Term Loan A facilities and $700 million of revolving commitments. We also established a new $100 million delayed draw term Loan A facility, which was exercised on August 29, 2014. The amended and restated facility will provide approximately $15 million of annualized cash interest savings, in addition to a maturity extension and increased covenant flexibility. See Note 10, “Debt and Credit Facilities” for further details.

New Global Headquarters

On July 23, 2014, we announced that we will be establishing a new global headquarters in Charlotte, North Carolina. We will relocate the headquarters for our divisions, research and development facilities, and corporate offices. Within the next three years, we anticipate approximately 1,300 jobs will be relocated to Charlotte from our current corporate headquarters in Elmwood Park, New Jersey; all or part of our facilities in Saddle Brook, New Jersey; Danbury, Connecticut; Racine, Wisconsin; and, Duncan and Greenville, South Carolina. We will also relocate a small number of jobs from other locations. We expect that our relocation will result in less than $20 million of net cash costs over the next three years. The costs related to this relocation are considered special items and will be excluded from our Adjusted EBITDA and Adjusted EPS results. See Note 9, “Restructuring and Relocation Activities” for further details.

Full Year 2014 Outlook

We revised our full year 2014 outlook for net sales, Adjusted EBITDA, Adjusted EPS and Free Cash Flow. We now estimate net sales to be approximately $7.7 billion for the full year 2014, which assumes an unfavorable impact of approximately 2% from foreign currency translation. We previously estimated the impact of unfavorable foreign currency translation of approximately 1%. Adjusted EPS is now expected to be in the range of $1.70 to $1.75 as compared to the previously provided guidance of $1.65 to $1.70.

Adjusted EBITDA is now anticipated to be approximately $1.110 billion, an increase from the previously provided guidance of $1.085 billion to $1.095 billion. Free Cash Flow is now estimated to be approximately $540 million as compared to the previously provided guidance of $485 million, which primarily reflects revisions to our full year 2014 estimates for cash restructuring charges and capital expenditures to be approximately $100 million and $150 million, respectively. Our Free Cash Flow target excludes the Settlement agreement payment.

We also estimate 2014 interest expense to be approximately $285 million ($273 million of cash interest expense) and depreciation and amortization to be approximately $315 million. We also anticipate a Tax Rate of approximately 27%. We also anticipate the full year weighted-average diluted share count to be approximately 215 million shares.

Highlights of Financial Performance

Below are highlights of our financial performance. See below for U.S. GAAP to Non-U.S. GAAP reconciliations:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2014	2013	Change	2014	2013	Change
Net sales	$1,975.5	$1,912.0	3.3%	$5,776.8	$5,678.3	1.7%
Gross profit	$693.6	$649.9	6.7%	$3,762.3	$3,757.1	0.1%
As a % of net sales	35.1%	34.0%		65.1%	66.2%
Operating profit	$182.0	$136.3	33.5%	$509.1	$429.5	18.5%
As a % of net sales	9.2%	7.1%		8.8%	7.6%
Net earnings available to common stockholders from continuing operations	$59.3	$35.1	68.9%	$191.3	$90.1	#%
Net earnings per common share from continuing operations - basic	$0.28	$0.18	56.5%	$0.91	$0.46	96.5%
Net earnings per common share from continuing operations - diluted	$0.28	$0.17	63.4%	$0.88	$0.42	#%
Weighted average number of common shares outstanding:
Basic	210.4	194.9		210.2	194.5
Diluted	213.5	215.3		215.3	214.9
Non-U.S. GAAP Adjusted EBITDA from continuing operations	$299.6	$276.5	8.4%	836.0	770.1	8.6%
Non-U.S. GAAP Adjusted EPS from continuing operations	$0.52	$0.42	23.8%	$1.26	$1.00	26.0%

#	Denotes a variance greater than or equal to 100%.

The following table presents a reconciliation of our U.S. GAAP net earnings from continuing operations to our non-U.S. GAAP Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
U.S. GAAP net earnings available to common stockholders from continuing operations	$59.3	$35.1	$191.3	$90.1
Interest expense	69.7	88.9	222.1	269.4
Income tax provision	35.7	11.2	79.5	19.9
Depreciation and amortization	77.3	72.7	241.7	234.0
EBITDA	$242.0	$207.9	$734.6	$613.4
Special items (1)	57.6	68.6	101.4	156.7
Adjusted EBITDA	$299.6	$276.5	$836.0	$770.1

The following table presents a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP Adjusted EPS:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Net		Net		Net		Net
	Earnings	EPS	Earnings	EPS	Earnings	EPS	Earnings	EPS
U.S. GAAP net earnings and EPS available to common stockholders from continuing operations	$59.3	$0.28	$35.1	$0.17	$191.3	$0.88	$90.1	$0.42

Special items(1)	51.2	0.24	54.4	0.25	81.2	0.38	123.2	0.58
Non-U.S. GAAP adjusted net earnings and EPS available to common stockholders - continuing operations	$110.5	$0.52	$89.5	$0.42	$272.5	$1.26	$213.3	$1.00
Weighted average number of common shares outstanding - Diluted		213.5		215.3		215.3		214.9

(1)

For the three months ended September 30, 2014, this amount primarily includes restructuring and other associated costs related to our EQIP and IOP programs of $19 million ($17 million, net of taxes), loss on debt redemption and refinancing activities of $18 million ($13 million, net of taxes), costs related to development grant matter of $14 million ($14 million, net of taxes) and foreign currency exchange losses related to Venezuelan subsidiaries of $4 million ($4 million, net of taxes). For the three months ended September 30, 2013, this amount includes primarily restructuring and other associated costs related to EQIP and IOP programs of $58 million ($45 million, net of taxes) and SARs expense of $9 million ($8 million, net of taxes).

For the nine months ended September 30, 2014, this amount primarily includes restructuring and other associated costs related to our EQIP and IOP programs of $55 million ($45 million, net of taxes), foreign currency exchange losses related to Venezuelan subsidiaries of $19 million ($19 million, net of taxes), loss on debt redemption and refinancing activities of $19 million ($13 million, net of taxes), costs related to development grant matter of $14 million ($14 million, net of taxes) and impairment of equity method investment of $6 million ($6 million, net of taxes). These amounts were partially offset by gain on Claims Settlement of $21 million ($21 million, net of taxes). For the nine months ended September 30, 2013, this amount includes primarily restructuring and other associated costs related to EQIP and IOP programs of $80 million ($60 million, net of taxes), loss on debt redemption of $32 million ($21 million, net of taxes), SARs expense of $27 million ($24 million, net of taxes), foreign currency exchange losses related to Venezuelan subsidiaries of $13 million ($11 million, net of taxes) and write down of non-strategic assets of $8 million ($6 million, net of taxes).

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
		Effective		Effective		Effective		Effective
	Provision	Tax Rate	Provision	Tax Rate	Provision	Tax Rate	Provision	Tax Rate
U.S. GAAP	$35.7	37.6%	$11.2	24.2%	$79.5	29.4%	$19.9	18.1%
Non-U.S. GAAP	$42.5	27.8%	$25.4	22.1%	$99.9	26.8%	$58.4	21.5%

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

More than 60% of our net sales for the three and nine months ended September 30, 2014 were generated outside the U.S.

The table below presents the approximate favorable or (unfavorable) impact foreign currency translation had on our condensed consolidated financial results.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2014
Net sales	$(4.5)	$(78.5)
Cost of sales	$3.1	$56.5
Selling, general and administrative expenses	$(0.2)	$7.9
Adjusted EBITDA	$(1.6)	$(13.6)

Net Sales by Geographic Region

Net sales by geographic region for the three and nine months ended September 30, 2014 compared to 2013 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2014	2013	Change	2014	2013	Change
North America	$781.6	$760.4	2.9%	$2,286.6	$2,232.0	2.5%
As a % of net sales	39.6%	39.8%		39.6%	39.3%
Europe	612.5	595.1	3.0%	$1,834.4	$1,774.4	3.4%
As a % of net sales	31.0%	31.1%		31.8%	31.2%
Latin America	210.4	209.6	0.4%	$597.6	$622.1	(3.9)%
As a % of net sales	10.7%	11.0%		10.3%	11.0%
AMAT(1)	228.7	215.0	6.3%	$652.8	$635.6	2.7%
As a % of net sales	11.6%	11.2%		11.3%	11.2%
JANZ(2)	142.3	131.9	7.9%	$405.4	$414.2	(2.1)%
As a % of net sales	7.2%	6.9%		7.0%	7.3%
Total	$1,975.5	$1,912.0	3.4%	$5,776.8	$5,678.3	1.7%

(1)	AMAT consists of Asia, Middle East, Africa and Turkey
(2)	JANZ consists of Japan, Australia and New Zealand

The components of the change in net sales by geographic region for three and nine months ended September 30, 2014 compared with 2013 were as follows:

	North		Latin
Three Months Ended September 30, 2014	America	Europe	America	AMAT	JANZ	Total
Change in Net Sales
Volume-Units	$6.6	$(1.8)	$(9.3)	$10.1	$3.2	$8.8
% change	0.9%	(0.3)%	(4.4)%	4.7%	2.5%	0.5%
Product price/mix	17.0	7.5	25.9	5.7	3.0	59.1
% change	2.3%	1.3%	12.4%	2.6%	2.2%	3.1%
Foreign currency translation	(2.4)	11.7	(15.8)	(2.1)	4.2	(4.4)
% change	(0.3)%	2.0%	(7.6)%	(1.0)%	3.2%	(0.2)%
Total	$21.2	$17.4	$0.8	$13.7	$10.4	$63.5
% change	2.9%	3.0%	0.4%	6.3%	7.9%	3.4%
Impact of foreign currency translation	$2.4	$(11.7)	$15.8	$2.1	$(4.2)	$4.4
Total constant dollar change (Non-U.S. GAAP)	$23.6	$5.7	$16.6	$15.8	$6.2	$67.9
Constant dollar % change	3.2%	1.0%	8.0%	7.3%	4.7%	3.6%

	North		Latin
Nine Months Ended September 30, 2014	America	Europe	America	AMAT	JANZ	Total
Change in Net Sales
Volume-Units	$(10.0)	$(8.5)	$(20.7)	$29.3	$(1.0)	$(10.9)
% change	(0.4)%	(0.5)%	(3.3)%	4.6%	(0.2)%	(0.2)%
Product price/mix	78.0	11.6	72.7	14.8	10.8	187.9
% change	3.5%	0.7%	11.7%	2.3%	2.6%	3.3%
Foreign currency translation	(13.4)	56.9	(76.5)	(26.9)	(18.6)	(78.5)
% change	(0.6)%	3.2%	(12.3)%	(4.2)%	(4.5)%	(1.4)%
Total	$54.6	$60.0	$(24.5)	$17.2	$(8.8)	$98.5
% change	2.5%	3.4%	(3.9)%	2.7%	(2.1)%	1.7%
Impact of foreign currency translation	$13.4	$(56.9)	$76.5	$26.9	$18.6	$78.5
Total constant dollar change (Non-U.S. GAAP)	$68.0	$3.1	$52.0	$44.1	$9.8	$177.0
Constant dollar % change	3.1%	0.2%	8.4%	6.9%	2.4%	3.1%

Net Sales by Segment

The following table presents net sales by segment:

	Three Months Ended			Nine Months Ended
	September 30%			September 30%
	2014	2013	Change	2014	2013	Change
Net Sales:
Food Care	$983.4	$951.0	3.4%	$2,849.9	$2,801.1	1.7%
As a % of Total Company net sales	49.8%	49.7%		49.3%	49.3%
Diversey Care	550.8	532.0	3.5%	1,637.2	1,614.9	1.4%
As a % of Total Company net sales	27.9%	27.8%		28.3%	28.4%
Product Care	420.7	403.1	4.4%	1,223.2	1,185.1	3.2%
As a % of Total Company net sales	21.3%	21.1%		21.2%	20.9%
Total Reportable Segments	1,954.9	1,886.1	3.6%	5,710.3	5,601.1	1.9%
Other	20.6	25.9	(20.4)%	66.5	77.2	(13.8)%
Total Company	$1,975.5	$1,912.0	3.4%	$5,776.8	$5,678.3	1.7%

Components of Change in Net Sales by Segment

The following table presents the components of change in net sales by segment for three and nine months ended September 30, 2014 compared with the same periods of 2013. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

Three Months Ended September 30, 2014	Food Care		Diversey Care		Product Care		Other		Total Company
Volume - Units	$(1.4)	(0.1)%	$19.7	3.7%	$(2.4)	(0.6)%	$(7.1)	(27.4)%	$8.8	0.5%
Product price/mix(1)	38.3	4.0	1.1	0.2	18.0	4.5	1.7	6.6	59.1	3.1
Foreign currency translation	(4.5)	(0.5)	(2.0)	(0.4)	2.0	0.5	0.1	0.4	(4.4)	(0.2)
Total change (U.S. GAAP)	$32.4	3.4%	$18.8	3.5%	$17.6	4.4%	$(5.3)	(20.4)%	$63.5	3.4%
Impact of foreign currency translation	$4.5	0.5	$2.0	0.4	$(2.0)	(0.5)	$(0.1)	(0.4)	$4.4	0.2
Total constant dollar change (Non-U.S. GAAP)	$36.9	3.9%	$20.8	3.9%	$15.6	3.9%	$(5.4)	(20.8)%	$67.9	3.6%

Nine Months Ended September 30, 2014	Food Care		Diversey Care		Product Care		Other		Total Company
Volume - Units	$(11.3)	(0.4)%	$14.2	0.9%	$0.2	$—	$(14.0)	(18.1)%	$(10.9)	(0.2)%
Product price/mix(1)	118.6	4.2	28.0	1.7	38.6	3.3	2.7	3.5	187.9	3.3
Foreign currency translation	(58.5)	(2.1)	(19.9)	(1.2)	(0.7)	(0.1)	0.6	0.8	(78.5)	(1.4)
Total change (U.S. GAAP)	$48.8	1.7%	$22.3	1.4%	$38.1	3.2%	$(10.7)	(13.8)%	$98.5	1.7%
Impact of foreign currency translation	$58.5	2.1	$19.9	1.2	$0.7	0.1	$(0.6)	(0.8)	$78.5	1.4
Total constant dollar change (Non-U.S. GAAP)	$107.3	3.8%	$42.2	2.6%	$38.8	3.3%	$(11.3)	(14.6)%	$177.0	3.1%

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

Food Care

Three Months Ended September 30, 2014 Compared With the Same Period of 2013

The $37 million, or 4%, constant dollar increase in net sales in 2014 compared with 2013 was due to favorable product price/mix in all regions, primarily in Latin America, North America and JANZ, reflecting favorable results from the progression of our pricing and value initiatives implemented to offset increase in raw material costs, currency de-valuation and non-material inflationary costs. These favorable drivers were partially offset by lower unit volumes largely attributable to a decline in beef production and slaughter rates in North America, and the impact of Porcine Epidemic Diarrhea (“PED”) virus related to the pork market in both North America.

Nine Months Ended September 30, 2014 Compared With the Same Period of 2013

The $107 million, or 4%, constant dollar increase in net sales in 2014 compared with 2013 was due to favorable product price/mix in all regions, primarily in North America, Latin America and JANZ, reflecting favorable results from the progression of our pricing and value initiatives implemented to offset increase in raw material costs, currency de-valuation and non-material inflationary costs, and higher unit volumes in AMAT due to strong demand for our innovative products and solutions. These favorable drivers were partially offset by lower unit volumes largely attributable to a decline in beef production in North America and PED virus impact related to the pork market in both North America and Mexico, and lower unit volumes in JANZ due to customer and product rationalization efforts.

Diversey Care

Three Months Ended September 30, 2014 Compared With the Same Period of 2013

The $21 million, or 4%, constant dollar increase in net sales in 2014 compared with 2013 was primarily due to higher unit volumes in North America and in AMAT as a result of increased sales in the building service contractor, food service and hospitality sectors. This increase was also due to favorable price/mix primarily in Latin America region as a result of our focus on quality, value and innovation and our commitment to existing low margin business.

Nine Months Ended September 30, 2014 Compared With the Same Period of 2013

The $42 million, or 3%, constant dollar increase in net sales in 2014 compared with 2013 was primarily due to favorable product price/mix in Latin America and in AMAT. These increases were due to the favorable impact from the implementation of our pricing and value initiatives in an effort to offset increases in raw material costs and currency de-valuations and non-material inflationary costs, and higher unit volumes in AMAT due to increase sales in the building service contractor, food service and hospitality sectors. These favorable drivers were offset by lower unit volumes in Europe due to the continuing economic challenges in this region and our customer and product rationalization efforts.

Product Care

Three Months Ended September 30, 2014 Compared With the Same Period of 2013

The $16 million, or 4%, constant dollar increase in net sales in 2014 compared with 2013 was due to favorable product price/mix in all regions, primarily in North America reflecting results from the progression of our pricing and value initiatives implemented to offset increases in raw material costs and non-material inflationary costs, and higher unit volumes in North America due to increase in sales to customers in the e-commerce and third-party logistics customers. These favorable drivers were offset by declines unit volumes from our sales in our general use products as result of our pricing and product rationalization efforts in Latin America and Europe.

Nine Months Ended September 30, 2014 Compared With the Same Period of 2013

The $39 million, or 3%, constant dollar increase in net sales in 2014 compared with 2013 was due to favorable product price/mix in all regions, primarily in North America reflecting results from the progression of our pricing and value initiatives implemented to offset increases in raw material costs and non-material inflationary costs, and higher unit volumes in JANZ and AMAT due to increase in sales to customers in the e-commerce sector. Unit volumes were essentially flat due to increased demand in our packaging systems and cushioning solutions in most regions from sales to our e-commerce and third party logistics customers, which was offset by declines unit volumes from our sales in our general use products as result of our pricing and product rationalization efforts in Latin America and Europe.

Cost of Sales

Cost of sales for the three months and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2014	2013	Change	2014	2013	Change
Net sales	$1,975.5	$1,912.0	3.3%	$5,776.8	$5,678.3	1.7%
Cost of sales	1,281.9	1,262.1	1.6%	3,762.3	3,757.1	0.1%
As a % of net sales	64.9%	66.0%		65.1%	66.2%

Three Months Ended September 30, 2014 Compared With the Same Period of 2013

Cost of sales was impacted by favorable foreign currency translation of $3 million. On a constant dollar basis, cost of sales increased $23 million, or 2%, primarily due to the unfavorable impact of higher raw material costs of $21 million, an increase in non-material inflationary costs of $12 million, primarily related to non-material inflation including salaries, wages and benefit expenses and increase in cash annual incentive compensation expense of $2 million primarily due to the change in the anticipated level of achievement of our annual cash incentive compensation targets. These factors were partially offset by favorable impact of cost synergies of $11 million and other supply chain efficiencies.

Nine Months Ended September 30, 2014 Compared With the Same Period of 2013

Cost of sales was impacted by favorable foreign currency translation of $56 million. On a constant dollar basis, cost of sales increased $61 million, or 2%, primarily due to the unfavorable impact of higher raw material costs of $63 million, an increase in non-material inflationary costs of $34 million, primarily related to non-material inflation including salaries, wages and benefit expenses and increase in cash annual incentive compensation expense of $6 million primarily due to the change in the anticipated level of achievement of our annual cash incentive compensation targets. These factors were partially offset by favorable impact of cost synergies of $34 million and other supply chain efficiencies.

Selling, General and Administrative Expenses

SG&A expenses for three months and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2014	2013	Change	2014	2013	Change
Selling, general and administrative expenses	467.4	426.0	9.7%	1,374.5	1,310.6	4.9%
As a % of net sales	23.7%	22.3%		23.8%	23.1%

Three Months Ended September 30, 2014 Compared With the Same Period of 2013

SG&A expenses were impacted by unfavorable foreign currency translation of less than $1 million. On a constant dollar basis, SG&A expenses increased $41 million, or 10%. This increase was primarily due to

•

higher compensation and benefits expenses of $21 million, including the impact of annual salary increases and inflation and, to a lesser extent, the impact of higher cash annual incentive compensation expense primarily due to the change in the anticipated level of achievement of our annual cash incentive compensation targets.

•

higher share-based incentive compensation expense of $5 million, primarily due to the change in the anticipated level of achievement related to certain PSU award programs as well as the impact of new PSU award programs approved in 2014;

•	higher sales and marketing expense of $5 million, primarily due to support our sales expansion in AMAT and other developing regions; and
•	higher information systems expense of $4 million, primarily due to our enterprise resources planning (“ERP”) software implementations and upgrades in 2014.

These factors were partially offset by the favorable impact of cost synergies of $14 million realized from our restructuring activities.

Nine Months Ended September 30, 2014 Compared With the Same Period of 2013

SG&A expenses were impacted by favorable foreign currency translation of $8 million. On a constant dollar basis, SG&A expenses increased $72 million, or 6%. This increase was primarily due to

•

higher compensation and benefits expenses of $55 million, including the impact of annual salary increases and inflation and, to a lesser extent, the impact of higher cash annual incentive compensation expense primarily due to the change in the anticipated level of achievement of our annual cash incentive compensation targets.

•

higher share-based incentive compensation expense of $16 million, primarily due to the change in the anticipated level of achievement related to certain PSU award programs as well as the impact of new PSU award programs approved in 2014;

•	higher sales and marketing expense of $12 million, primarily due to support our sales expansion in AMAT and other developing regions; and
•	higher information system expense of $11 million, primarily due to our ERP software implementations and upgrades in 2014.

These factors were partially offset by the favorable impact of cost synergies of $39 million realized from our restructuring activities.

Amortization of Intangible Assets Acquired

Amortization of intangible assets for the three months and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2014	2013	Change	2014	2013	Change
Amortization expense of intangible assets acquired	30.4	29.1	4.5%	92.8	92.4	0.4%
As a % of net sales	1.5%	1.5%		1.6%	1.6%

Stock Appreciation Rights Expense

Stock appreciation rights expense for the three months and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2014	2013	Change	2014	2013	Change
Stock appreciation rights expense	1.0	8.7	(88.5)%	3.2	26.8	(88.1)%
As a % of net sales	0.1%	0.5%		0.1%	0.5%

SARs expense includes the impact of changes in the share price of our common stock. The share price of our common stock was relatively unchanged in the nine months ended September 30, 2014 as compared to an approximate 55% increase over the same period in 2013. See Note 15, “Stockholders’ Equity,” for further details of our SARs program. As of September 30, 2014, we had one million SARs outstanding, of which less than one million were unvested and will vest entirely by March 31, 2015.

Integration Related Costs

We recorded integration related costs approximately $1 million in the three months and $3 million in nine months ended September 30, 2014 and 2013. These costs primarily consist of professional and consulting fees.

Restructuring Activities

Earnings Quality Improvement Program (EQIP)

As announced on May 1, 2013, we commenced with our EQIP, which is an initiative to deliver meaningful cost savings and network optimization. The plan is estimated to generate annualized savings of approximately $90 million - $120 million by the end of 2015. We achieved $19 million of incremental cost synergies in the three months ended September 30, 2014 and $51 million in the nine months ended September 30, 2014 related to this program compared with the same period in 2013. We achieved these synergies in cost of sales ($7 million for the three months ended September 30, 2014 and $19 million for the nine months ended September 30, 2014) and in selling, general and administrative expenses ($12 million for the three months September 30, 2014 and $32 million for the nine months ended September 30, 2014).

Integration and Optimization Program (IOP)

In December 2011, we initiated a restructuring program associated with the integration of Diversey’s business following our acquisition of Diversey on October 3, 2011. This program is expected to be substantially completed by the end of 2014. We achieved $6 million of incremental cost synergies in the three months ended September 30, 2014 and $22 million in the nine months ended September 30, 2014 related to this program compared with the same period in 2013. We achieved these synergies in cost of sales ($4 million for the three months ended September 30, 2014 and $15 million for the nine months ended September 30, 2014) and in selling, general and administrative expenses ($2 million for the three months September 30, 2014 and $7 million for the nine months ended September 30, 2014) primarily in our Food Care and Diversey Care divisions.

The actual timing of future costs and cash payments related to the programs described above and our relocation activities is subject to change due to a variety of factors that may cause a portion of the costs, spending and benefits to occur later than expected. In addition, changes in foreign exchange rates may impact future costs, spending and benefits and cost synergies. See Note 9, “Restructuring and Relocation Activities,” for further discussion of the costs, cash payments and liabilities associated with these programs and relocation activities.

Adjusted EBITDA by Segment

As of January 1, 2014, we changed our segment performance measure in which the CODM, our Chief Executive Officer, assesses segment performance and makes allocation decisions by segment from operating profit (a U.S. GAAP financial measure) to Adjusted EBITDA (a non-U.S. GAAP financial measure). Adjusted EBITDA is defined as Earnings before Interest Expense, Taxes, Depreciation and Amortization, adjusted to exclude the impact of special items. See “Use of Non-U.S. GAAP Information” above for a discussion of special items and further information of our use of non-U.S. GAAP measures.

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

See Note 4, “Segments,” for the reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings from continuing operations.

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2014	2013	Change	2014	2013	Change
Food Care	$178.4	$160.6	11.1%	$497.3	$454.5	9.4%
Adjusted EBITDA Margin	18.1%	16.9%		17.4%	16.2%
Diversey Care	69.9	60.7	15.2%	186.7	176.6	5.7%
Adjusted EBITDA Margin	12.7%	11.4%		11.4%	10.9%
Product Care	74.4	69.4	7.2%	215.4	193.3	11.4%
Adjusted EBITDA Margin	17.7%	17.2%		17.6%	16.3%
Total Reportable Segments Adjusted EBITDA	322.7	290.7	11.0%	899.4	824.4	9.1%
Other	(23.1)	(14.2)	62.7%	(63.4)	(54.3)	16.8%
Non-U.S. GAAP Total Company Adjusted EBITDA	$299.6	$276.5	8.4%	$836.0	$770.1	8.6%
Adjusted EBITDA Margin	15.2%	14.5%		14.5%	13.6%

The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment in the three and nine months ended September 30, 2014 as compared with the same period last year.

Food Care

Three Months Ended September 30, 2014 Compared With the Same Period of 2013

Adjusted EBITDA in the three months ended September 30, 2014 was impacted by unfavorable foreign currency translation of $1 million. On a constant dollar basis, Adjusted EBITDA increased $18 million, or 12%, in the three months ended September 30, 2014 compared with the same period in 2013 primarily due to the impact of:

—	favorable product price/mix of $38 million; and
—	cost synergies of $13 million.

These favorable drivers were partially offset by:

—	higher raw material costs of $13 million;
—

an increase in compensation and benefits expense of $10 million, including the impact of higher cash incentive compensation expense and, to a lesser extent, annual salary increases and inflation included in selling, general and administrative expenses;

—	an increase in non-material inflationary costs of $9 million, including salaries, wages and benefit expenses and higher annual cash incentive compensation expense included in cost of sales; and
—	an increase in expense of $3 million for sales and marketing primarily to support our sales expansion in AMAT.

Nine Months Ended September 30, 2014 Compared With the Same Period of 2013

Adjusted EBITDA in the nine months ended September 30, 2014 was impacted by unfavorable foreign currency translation of $11 million. On a constant dollar basis, Adjusted EBITDA increased $53 million, or 12%, in the nine months ended September 30, 2014 compared with the same period in 2013 primarily due to the impact of:

—	favorable product price/mix of $118 million; and
—	cost synergies of $40 million.

These favorable drivers were partially offset by:

—	higher raw material costs of $39 million;
—	an increase in non-material inflationary costs of $26 million, including salaries, wages and benefit expenses and higher annual cash incentive compensation expense included in cost of sales;
—

an increase in compensation and benefits expense of $23 million, including the impact of annual salary increases and inflation and, to a lesser extent, higher annual cash incentive compensation expense included in selling, general and administrative expenses;

—	an unfavorable impact of lower unit volumes of $11 million; and
—	an increase in expense of $6 million for sales and marketing primarily to support our sales expansion in AMAT.

Diversey Care

Three Months Ended September 30, 2014 Compared With the Same Period of 2013

Adjusted EBITDA in the three months ended September 30, 2014 was impacted by unfavorable foreign currency translation of $1 million. On a constant dollar basis, Adjusted EBITDA increased $10 million, or 17%, in the three months ended September 30, 2014 compared with the same period in 2013 primarily due to the impact of:

—	an favorable impact of higher unit volumes of $20 million; and
—	cost synergies of $6 million.

These favorable drivers were partially offset by:

—

an increase in compensation and benefits expense of $6 million, including the impact of annual salary increases and inflation and, to a lesser extent, higher annual cash incentive compensation expense included in selling, general and administrative expenses;

—	higher raw material costs of $5 million; and
—	an increase in non-material inflationary costs of $2 million, including salaries, wages and benefit expenses and higher annual cash incentive compensation expense included in cost of sales.

Nine Months Ended September 30, 2014 Compared With the Same Period of 2013

Adjusted EBITDA in the nine months ended September 30, 2014 was impacted by unfavorable foreign currency translation of $5 million. On a constant dollar basis, Adjusted EBITDA increased $15 million, or 8%, in the nine months ended September 30, 2014 compared with the same period in 2013 primarily due to the impact of:

—	favorable product price/mix of $28 million;
—	cost synergies of $17 million; and
—	an favorable impact of higher unit volumes of $14 million.

These favorable drivers were partially offset by:

—

an increase in compensation and benefits expense of $18 million, including the impact of annual salary increases and inflation and, to a lesser extent, higher annual cash incentive compensation expense included in selling, general and administrative expenses;

—	higher raw material costs of $12 million;
—	an increase in non-material inflationary costs of $6 million, including salaries, wages and benefit expenses and higher annual cash incentive compensation expense included in cost of sales; and
—	an increase in research and development, sales and marketing expenses to support the sales expansion in developing regions.

Product Care

Three Months Ended September 30, 2014 Compared With the Same Period of 2013

Adjusted EBITDA in the three months ended September 30, 2014 was impacted by favorable foreign currency translation of less than $1 million. On a constant dollar basis, Adjusted EBITDA increased $4 million, or 6%, in the three months ended September 30, 2014 compared with the same period in 2013 primarily due to the impact of:

—	favorable product price/mix of $18 million; and
—	cost synergies of $5 million.

These favorable drivers were partially offset by:

—

an increase in compensation and benefits expense of $4 million, including the impact of higher annual cash incentive compensation expense and, to a lesser extent, annual salary increases and inflation included in selling, general and administrative expenses;

—	higher raw material costs of $3 million;
—	an unfavorable impact of lower unit volumes of $3 million; and
—	an increase in non-material inflationary costs of $3 million, including salaries, wages and benefit expenses and higher annual cash incentive compensation expense included in cost of sales.

Nine Months Ended September 30, 2014 Compared With the Same Period of 2013

Adjusted EBITDA in the three months ended September 30, 2014 was impacted by favorable foreign currency translation of less than $1 million. On a constant dollar basis, Adjusted EBITDA increased $21 million, or 11%, in the nine months ended September 30, 2014 compared with the same period in 2013 primarily due to the impact of:

—	favorable product price/mix of $39 million; and
—	cost synergies of $12 million.

These favorable drivers were partially offset by:

—

an increase in compensation and benefits expense of $11 million, including the impact of higher annual cash incentive compensation expense and, to a lesser extent, annual salary increases and inflation included in selling, general and administrative expenses;

—	higher raw material costs of $11 million; and
—	an increase in non-material inflationary costs of $6 million, including salaries, wages and benefit expenses and higher annual cash incentive compensation expense included in cost of sales.

Other

Three Months Ended September 30, 2014 Compared With the Same Period of 2013

This category’s loss increased $9 million in the three months ended September 30, 2014 as compared with the same period in 2013, which was primarily due to an unfavorable impact of lower unit volume of $7 million in our Medical Applications business. The lower unit volume experienced in the Medical Applications business was primarily due to ceasing sales to a customer that we are currently in contract negotiations with. We anticipate that contract negotiations will be finalized in the fourth quarter of 2014. Our 2014 outlook includes an unfavorable impact if contract negotiations are not finalized in 2014. Also contributing to this category’s loss was higher information systems expense of $4 million in Corporate, primarily due to our ERP software implementations and upgrades in 2014.

Nine Months Ended September 30, 2014 Compared With the Same Period of 2013

This category’s loss increased $9 million in the nine months ended September 30, 2014 as compared with the same period in 2013, which was primarily due to an unfavorable impact of lower unit volume of $14 million in our Medical Applications business. The lower unit volume experienced in the Medical Applications business was primarily due to ceasing the sales to a customer that we are currently in contract negotiations with. We anticipate that contract negotiations will be finalized in the fourth quarter of 2014. Our 2014 outlook includes an unfavorable impact if contract negotiations are not finalized in 2014. Also contributing to this category’s loss was higher information systems expense of $9 million in Corporate, primarily due to our ERP software implementations and upgrades in 2014. These unfavorable factors were partially offset by cost synergies of $4 million and favorable product price/mix of $3 million in our Medical Applications and New Venture business.

Interest Expense

Interest expense includes the stated interest rate on our outstanding debt, as well as the net impact of capitalized interest, the effects of interest rate swaps, interest rate and currency swaps and the amortization of capitalized senior debt issuance costs, bond discounts, and terminated treasury locks. See Note 10, “Debt and Credit Facilities,” and “Loss on Debt Redemption and Refinancing Activities” below for further details.

The following table details the changes in interest expense.

	Three Months Ended			Nine Months Ended
	September 30		2014 vs. 2013	September 30		2014 vs. 2013
	2014	2013	Change	2014	2013	Change
Interest expense on the amount payable for the Settlement agreement (1)	$-	$12.1	$(12.1)	$4.6	$36.2	$(31.6)
Interest expense on our various debt instruments:
12% Senior Notes due February 2014(2)	-	3.8	(3.8)	2.1	11.3	(9.2)
Term Loan A due July 2019 (October 2016 prior to refinance)(3)	6.9	6.9	-	18.6	22.0	(3.4)
Term Loan B due October 2018 (3)	1.7	9.5	(7.8)	14.7	28.3	(13.6)
Term Loan A due June, 2017(3)	0.9	-	0.9	0.9	-	0.9
8.125% Senior Notes due September 2019	15.6	15.6	-	46.9	46.8	0.1
6.50% Senior Notes due December 2020	6.6	7.1	(0.5)	19.9	21.3	(1.4)
7.875% Senior Notes due September 2017(4)	-	-	-	-	7.6	(7.6)
8.375% Senior Notes due September 2021	16.0	15.9	0.1	48.2	47.9	0.3
5.25% Senior Notes due April 2023(4)	5.8	5.7	0.1	17.3	11.9	5.4
6.875% Senior Notes due July 2033	7.7	7.7	-	23.1	23.2	(0.1)
Revolving credit facility due July 2019 (October 2016 prior to refinance)(3)	2.0	1.0	1.0	7.6	3.0	4.6
Other interest expense	8.5	4.6	3.9	22.7	13.8	8.9
Less: capitalized interest	(2.0)	(1.0)	(1.0)	(4.5)	(3.9)	(0.6)
Total	$69.7	$88.9	$(19.2)	$222.1	$269.4	$(47.3)

(1)

The decline in interest expense in the three months and nine months ended September 30, 2014 as compared with the same period in 2013 was due to the funding of the cash payment for the Settlement agreement on February 3, 2014.

(2)	We repaid the notes upon maturity on February 14, 2014.
(3)	On July 25, 2014, the Company entered into a second restatement agreement, see Note 10, “Debt and Credit Facilities” for further information.
(4)

In March 2013, we issued $425 million of 5.25% Senior Notes due April 2023. Substantially all of the proceeds from this offering were used to purchase the outstanding amount ($400 million) of the 7.875% Senior Notes due July 2017.

Foreign Currency Exchange Losses Related to Venezuelan Subsidiaries

Based on changes to the Venezuelan currency exchange rate mechanisms in the first quarter of 2014, we changed the exchange rate we used to remeasure our Venezuelan subsidiary’s financial statements into U.S. dollars. As a result, as of September 30, 2014 our excess cash position in our Venezuelan subsidiaries was remeasured at Venezuela’s Supplementary Foreign Currency Administration System (SICAD 2) rate of 50.0 bolivars per U.S. dollar since that would be the only mechanism available to us to access U.S. dollars to be able to make a dividend payment. For the remaining bolivar-denominated cash balances and all other bolivar-denominated monetary assets and liabilities, since we still had access to and were receiving U.S. dollars via the National Center of Foreign Commerce (CENCOEX) official rate of 6.3 bolivars per U.S. dollar we continued to remeasure these items at the rate of 6.3 bolivars per U.S. dollar. As a result, we recorded a pre-tax remeasurement loss of $4 million in the three months and $19 million in the nine months ended September 30, 2014. See “Foreign Exchange Rates” included in Item 3. Quantitative and Qualitative Disclosures About Market Risk for further details.

In February 2013, the Venezuelan government announced a devaluation of the bolivar from an official exchange rate of 4.3 to 6.3 bolivars per U.S. dollar. Due to this devaluation, as of September 30, 2013, we re-measured our bolivar denominated monetary assets and liabilities using the official exchange rate of 6.3 bolivars per U.S. dollar. As a result, we recorded a pre-tax remeasurement gain of $1 million in the three months ended September 30, 2013 and $13 million in the nine months ended September 30, 2013 due to this devaluation and other transaction losses. See “Foreign Exchange Rates,” below for further details.

Gain from Claims Settlement

On February 3, 2014, we entered into the Claims Settlement agreement. Under the Claims Settlement agreement, we released and waived certain claims against the Grace Parties and the Grace Parties released and waived certain claims against us. As a result, we recognized a gain of $21 million during the nine months ended September 30, 2014, which consisted of the release of $17 million of certain tax liabilities and $4 million of other associated liabilities.

Loss on Debt Redemption and Refinancing Activities

On July 25, 2014, we entered into a second restatement agreement (the “Second Restatement Agreement”) whereby our senior secured credit facility was amended and restated (the “Second Amended and Restated Credit Agreement”) with Bank of America, N.A., as agent, and the other financial institutions party thereto. On August 29, 2014, we completed the $100 million delayed draw of the term loan A facility. In connection with this loan, we also entered into interest rate and currency swaps in a notional amount of $100 million, which convert our floating U.S. dollar denominated obligation under the term loan A into a fixed rate Brazilian real denominated obligation. As a result of the Second Restatement Agreement, we recognized $18 million of loss on debt redemption in our condensed consolidated statements of operations. This amount includes $13 million of accelerated amortization of original issuance discount related to the term loan B and lender and non-lender fees related to the entire credit facility. Also included in the loss on debt redemption was $5 million of non-lender fees incurred in connection with the Second Restatement Agreement. In addition, we incurred $2 million of lender fees that are included in the carrying amounts of the outstanding debt under the credit facility. We also capitalized $5 million of non-lender fees that are included in other assets on our condensed consolidated balance sheet.

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

Income Taxes

The table below shows our effective income tax rate from continuing operations (“ETR”) for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three Months	Nine Months
	Ended	Ended
2014	37.6%	29.4%
2013	24.2%	18.1%

Our ETR in each period benefited from a favorable earnings mix with earnings in jurisdictions with low tax rates.  For the nine months ended September 30, 2013, that benefit was enhanced by losses in jurisdictions, including the U.S., with high tax rates.  Our ETR in each period was increased by the impact of special items, including foreign currency exchange losses related to Venezuelan subsidiaries with no tax benefit, as well as other losses and restructuring charges in jurisdictions where we had a low or zero tax benefit due to the applicable tax rate or valuation allowances.  Special items totaled $58 million for the three months ended September 30, 2014, resulting in a tax increase that exceeded the benefit from our favorable earnings mix and an ETR in excess of the U.S. federal statutory rate of 35%.

Our ETR during the three and nine months ended September 30, 2014 was also increased by the lapse of various U.S. tax provisions (the “Extenders”), including the research and development credit and certain foreign provisions.  Conversely, our ETR for the nine months ended September 30, 2013 benefited from the retroactive reinstatement of the Extenders, for both 2012 and 2013.  On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012, retroactively reinstating and extending the Extenders from January 1, 2012 through December 31, 2013.

Our ETR for the nine months ended September 30, 2014 also benefitted from certain favorable discrete items totaling approximately $16 million, including $7 million from a favorable tax settlement and approximately $6 million from the release of reserves related to the expiration of the statute of limitations and a successful judicial verdict.

Our ETR also depends on the realization of our deferred tax assets, net of our valuation allowances. We have deferred tax assets related to the Settlement agreement, other accruals not yet deductible for tax purposes, foreign tax credit carry forwards, U.S. and foreign net operating loss carry forwards and investment tax allowances, employee benefit items, and other items.

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

Our largest deferred tax asset relates to the funding of the Settlement agreement. Our tax benefit with respect thereto depends upon our ability to efficiently utilize our deduction from funding the Settlement agreement, including our ability to generate future taxable income in the U.S. In addition, changes in statutory tax rates or other new legislation or regulation may change our deferred tax assets or liability balances, with either favorable or unfavorable impacts on our ETR.

As discussed above, we funded the Settlement agreement on February 3, 2014 and we intend to deduct this payment in our 2014 consolidated U.S. income tax return. As a result, we expect to incur a net operating loss for U.S. tax purposes in 2014 and intend to carry back a significant portion of this loss. We have classified the resulting anticipated tax refund of approximately $200 million as a current income tax receivable, included in other receivables on the condensed consolidated balance sheet at September 30, 2014.

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

As of September 30, 2014, we had cash and cash equivalents of $421 million, of which approximately $405 million, or 96%, was located outside of the U.S. As of September 30, 2014, there were foreign government regulations restricting transfers on less than $50 million of the cash located outside of the U.S. As of September 30, 2014, our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. In connection with the funding of the Settlement agreement in 2014, we repatriated cash from our international operations and believe that the repatriation of cash to fund the Settlement agreement as well as any additional anticipated repatriation of cash in 2014 should result in minimal cash taxes, and no significant tax expense assuming legislative extension of the Extenders.

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents.

	September 30,	December 31,
	2014	2013
Cash and cash equivalents	$420.7	$992.4

See “Analysis of Historical Cash Flows” below.

Lines of Credit

We have a $700 million revolving credit facility. During the nine months ended September 30, 2014, we utilized borrowings under this facility and had $276 million outstanding at September 30, 2014. There were no amounts outstanding under the revolving credit facility at December 31, 2013. In July 2014, we amended and restated our senior secured credit facilities, including the revolving credit facility. See Note 10, “Debt and Credit Facilities,” for further details.

Accounts Receivable Securitization Programs

At September 30, 2014, we had $208 million available under our programs, and we utilized $87 million available to us under our U.S. program at September 30, 2014. We did not utilize these programs in 2013. See Note 8, “Accounts Receivable Securitization Program,” for further information.

Covenants

At September 30, 2014, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 10, “Debt and Credit Facilities” and in Note 8, “Accounts Receivable Securitization Programs.”

Debt Ratings

Our cost of capital and ability to obtain external financing may be affected by our debt ratings, which the credit rating agencies review periodically. The table below details our credit ratings by rating agency.

Moody’s
	Investor	Standard
	Services	& Poor’s
Corporate Rating	Ba3	BB
Senior Unsecured Rating	B1	BB
Senior Secured Credit Facility Rating	Ba1	BB+
Outlook	Stable	Stable

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

Analysis of Cash Flows and Free Cash Flow

The following table shows the changes in our condensed consolidated cash flows:

	Nine Months Ended
	September 30,
	2014	2013
Net cash (used in) provided by operating activities from continuing operations	$(481.7)	$270.0
Net cash (used in) investing activities from continuing operations	(88.7)	(75.0)
Net cash provided by (used in) financing activities from continuing operations	0.7	(101.8)

Cash flow from operations tends to be lower in the first quarter of the year and higher in the fourth quarter of the year, reflecting seasonality of sales and working capital changes, including the timing of certain annual incentive compensation payments in the first quarter of the year, interest payments in the first and third quarter of the year and seasonal inventory builds.

Net Cash (Used in) Provided by Operating Activities from Continuing Operations

2014

Net cash used in operating activities from continuing operations of $482 million in the nine months ended September 30, 2014 was primarily attributable to:

—	$930 million used to fund the cash portion of the Settlement agreement; and
—

a net cash use of $60 million in changes in operating assets and liabilities, primarily in inventories, accounts payable, other liabilities and to a lesser extent, trade receivables, net. This activity reflects the timing of inventory purchases and the related payments of cash along with the timing of certain annual incentive compensation payments and interest payments and the seasonality of sales and collections.

Partially offset by:

—

$317 million of adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for depreciation and amortization of $205 million, share-based incentive compensation expense of $37 million, profit sharing expense of $28 million, partially offset by gain from Claims Settlement of $21 million; and

—	$191 million of net earnings.

2013

Net cash provided by operating activities from continuing operations was $270 million in the nine months ended September 30, 2013. Net changes in operating assets and liabilities resulted in a net cash use of $94 million in 2013 primarily in trade receivables, net, and inventories. This activity reflects our seasonality of sales and collections, along with the timing of inventory purchases and the related payments of cash. Net earnings adjusted to reconcile to net cash provided by operating activities was $273 million, including adjustments for depreciation and amortization of $214 million, loss on debt redemption of $32 million, profit sharing expense of $30 million, share-based incentive compensation expense of $20 million, partially offset by deferred taxes of $49 million.

Net Cash Used in Investing Activities from Continuing Operations
2014

Net cash used in investing activities from continuing operations of $89 million in the nine months ended September 30, 2014 million primarily consisted of capital expenditures related to capacity expansions to support growth in net sales and capital expenditure related to our restructuring programs of $16 million.

2013

Net cash used in investing activities from continuing operations in 2013 of $75 million primarily consisted of capital expenditures of $80 million primarily for property and equipment, productivity improvements and capacity expansions to support the growth in net sales. Cash used for capital expenditures was partially offset by proceeds from sales of property and equipment of $6 million.

Net Cash Provided by (Used in) Financing Activities from Continuing Operations

2014

Net cash provided by financing activities from continuing operations was $1 million in the nine months ended September 30, 2014 primarily due to the following:

—	proceeds from term loan A of $1.4 billion as part of the amendment and restatement of the senior secured credit facilities;
—	net proceeds from borrowing under our revolving credit facility of $276 million; and
—	net proceeds from borrowings under our accounts receivable securitization programs of $87 million.

Offset by:

—	repayments of term loan A of $693 million and term loan B of $695 million;
—	$12 million payments of debt issuance costs as part of the amendment and restatement of the senior secured credit facilities;

—	repayment of $150 million of our 12% Senior Notes;
—	repurchase of common stock of $134 million;
—	payments of quarterly dividends of $84 million, and
—	repayments of outstanding borrowings under local lines of credit of $29 million.

2013

Net cash used in financing activities from continuing operations of $102 million in the nine months ended September 30, 2013 was primarily due to the following:

—	repurchase of our 7.875% Senior Notes due June 2017 for $431 million (including premium and accrued interests);
—	prepayments of term loan A of $51 million;
—	prepayments of term loan B of $4 million; and
—	payments of quarterly dividends of $76 million.

These items were partially offset by issuance of $425 million of 5.25% Senior Notes due April 2023 and proceeds from short term borrowings of $42 million.

Free Cash Flow

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability to generate cash. Free cash flow is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We typically generate the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended
	September 30,
	2014	2013	Change
Cash flow (used in) provided by operating activities - continuing operations	$(481.7)	$270.0	$(751.7)
Capital expenditures	(93.8)	(79.6)	(14.2)
Free cash flow(1)	$(575.5)	$190.4	$(765.9)

(1)	Free cash flow excluding the payment of the Settlement agreement was $354 million in 2014.

Changes in Working Capital

	September 30,	December 31,
	2014	2013	Change
Working capital (current assets less current liabilities)	$892.4	$716.9	$175.5
Current ratio (current assets divided by current liabilities)	1.4 x	1.3 x
Quick ratio (current assets, less inventories divided by current liabilities)	1.1 x	1.0 x

The $176 million, or 24%, increase in working capital in the nine months ended September 30, 2014 was primarily due to cash flow from operations, excluding the funding of the Settlement agreement payment and the reclassification of $26 million from property, plant and equipment to assets held for sale, which is included in prepaid expenses and other current assets related to agreement for purchase and sale relating to our building located in Racine, Wisconsin. See Note 9, “Restructuring and Relocation Activities” for further details.

Changes in Stockholders’ Equity

The $63 million, or 5%, decrease in stockholders’ equity for the nine months ended September 30, 2014 was primarily due to:

—

a net increase in treasury stock of $104 million primarily due to the repurchase of common stock into treasury stock of $134 million, partially offset by the transfer of common stock from treasury stock of $33 million as part of our 2013 profit sharing plan contribution made in the first quarter of 2014;

—	cumulative translation adjustment of $118 million, and
—	dividends paid on our common stock of $84 million.

These factors were partially offset by:

—	net earnings of $191 million, and
—	increase of $37 million in additional paid in capital due to share-based incentive compensation.

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

In the three months ended September 30, 2014, we repurchased a total of 112,500 shares of our common stock for $4 million as part of our publicly announced share repurchase program. We continued to repurchase shares during October 2014.

Derivative Financial Instruments

Interest Rate Swaps and Interest Rate and Currency Swaps

The information set forth in Part II, Item 8 of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps and Interest Rate and Currency Swaps” is incorporated herein by reference.

Foreign Currency Forward Contracts

At September 30, 2014, we were party to certain foreign currency forward contracts, which did not have a significant impact on our liquidity. The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” is incorporated herein by reference. For further discussion about these contracts and other financial instruments, see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

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

At September 30, 2014, we had $100 million notional amount of outstanding interest rate swaps and no outstanding interest rate collars or options.

The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $104 million in the fair value of the total debt balance at September 30, 2014. This change in the fair value of our fixed rate debt does not alter our obligations to repay the outstanding principal amount or any related interest of such debt. See Note 12, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt.

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

On February 8, 2013, the Venezuelan government announced a devaluation of the bolivar exchange rate from 4.3 bolivars to the U.S. dollar to 6.3 bolivars to the U.S. dollar. We used this official exchange rate of 6.3 bolivars to the U.S. dollar to re-measure the bolivar-denominated assets and liabilities of our Venezuelan subsidiaries for U.S. GAAP financial statement presentation as of December 31, 2013. As a result of the changes in the exchange rates, we recognized a pretax loss of $13 million in the nine months ended September 30, 2013 due to the remeasurement of our Venezuelan subsidiaries’ financial statements and the impact due to the settlement of bolivar-denominated transactions.

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

In January 2014, the government expanded the use of SICAD and created a new agency called the National Center of Foreign Commerce or CENCOEX which replaced the Commission for the Administration of Foreign Exchange or “CADIVI.”

In February 2014, the government opened a new exchange control mechanism called SICAD 2, which would allow for more exchanges of U.S. dollars and allow more companies the ability to obtain U.S. dollars, including for dividend remittances. This market began to operate on March 24, 2014.

Therefore, there are now four legal mechanisms to exchange bolivars for U.S. dollars depending on each company’s facts and circumstances:

—	CENCOEX at the official rate of 6.3;
—	CENCOEX at the latest published SICAD auction rate;

—	SICAD 1 auction process at the awarded exchange rate; and
—	SICAD 2 at the negotiated exchange rate.

During 2014, we evaluated which legal mechanisms were available to each Venezuelan subsidiary to access U.S. dollars and also estimated the excess cash position over the next 18 months. We concluded that as of September 30, 2014 the excess cash position for our Venezuelan subsidiaries would be remeasured at the SICAD 2 rate since that would be the only mechanism available to access U.S. dollars to be able to make a dividend payment. For the remaining bolivar-denominated cash balances and all other bolivar-denominated monetary assets and liabilities, we determined that since we still had access to and were receiving U.S. dollars via the CENCOEX official rate of 6.3 we continued to remeasure these items at that rate as of September 30, 2014. For any U.S. dollar denominated monetary asset or liability such amounts do not get remeasured at month-end since it is already an asset or liability denominated in U.S. dollars. However, such amounts were considered and included in the excess cash analysis and an evaluation of the applicable exchange mechanism such amounts could be obtained or settled at was considered. As a result of this evaluation, the Company reported a remeasurement loss of $4 million in the three months ended and $19 million in the nine months ended September 30, 2014. We will continue to evaluate each reporting period the appropriate exchange rate to re-measure our financial statements based on the facts and circumstances at that time.

For the three and nine months ended September 30, 2014, about 1% of our condensed consolidated net sales and operating income were derived from our businesses in Venezuela. As of September 30, 2014, we had net assets of $36 million in Venezuela, which primarily consisted of cash and cash equivalents of $27 million. Also, as of September 30, 2014, our Venezuelan subsidiaries had a negative cumulative translation adjustment balance of $46 million.

We anticipate net sales from our Venezuelan subsidiaries to be approximately 30% lower in 2014 as compared with 2013 and our Adjusted EBITDA from our Venezuelan subsidiaries to be approximately 60% lower in 2014 as compared with 2013. The declines in the financial results of our Venezuelan subsidiaries have been incorporated in our 2014 full year outlook discussed above. The potential future impact to our condensed consolidated financial condition and results of operations for bolivar-denominated transactions will depend on our access to U.S. dollars and on the exchange rates in effect when we enter into, remeasure and settle transactions. Therefore, it is difficult to predict the future impact until each transaction settles at its applicable exchange rate or is remeasured into U.S. dollars.

Argentina

Recent economic events in Argentina, including the default on some of its international debt obligations, have exposed us to heightened levels of foreign currency exchange risks. However, as of September 30, 2014, we do not anticipate these events will have a material impact to our 2014 outlook discussed above. For the three and nine months ended September 30, 2014, about 2% of our condensed consolidated net sales and operating income were derived from our businesses in Argentina. As of September 30, 2014, we had net assets of $19 million (including $2 million of cash and cash equivalents) in Argentina.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at September 30, 2014 would have caused us to pay approximately $88 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

Our foreign currency forward contracts are described in Note 11, “Derivatives and Hedging Activities,” which information is incorporated herein by reference.

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to changes in foreign exchange rates or interest rate and currency swaps related to certain financing transactions. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At September 30, 2014, we had no foreign exchange options agreements outstanding.

Interest Rate and Currency Swap

In connection with exercising the $100 million delayed draw under the senior secured credit facility, we entered into a series of interest rate and currency swaps.  These swaps convert the USD variable rate obligation under the credit facility into a fixed BRL obligation.  The delayed draw and the interest rate and currency swaps are used to fund expansion and general corporate purposes of our Brazilian subsidiaries.

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $502 million at September 30, 2014 and $398 million at December 31, 2013.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $1 million for the three months ended September 30, 2014 and $3 million for the three months ended September 30, 2013; $5 million for the nine months ended September 30, 2014 and $10 million for the nine months ended September 30, 2013. The allowance for doubtful accounts was $32 million at September 30, 2014 and $31 million at December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended September 30, 2014, we began a phased implementation and upgrade of enterprise resource planning software in certain regions, which will bring all regions on to common software over the next few years.  The implementation is being performed in the ordinary course of business to improve efficiency through the use of common software.

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

Item 1A. Risk Factors.

Political and economic instability and risk of government actions affecting our business and our customers or suppliers may adversely impact our business, results of operations and cash flows.

We are exposed to risks inherent in doing business in each of the countries or regions in which we or our customers or suppliers operate including: civil unrest, acts of terrorism, sabotage, epidemics, force majeure, war or other armed conflict and related government actions, including sanctions/embargoes, the deprivation of contract rights, the inability to obtain or retain licenses required by us to operate our plants or import or export our goods or raw materials, the expropriation or nationalization of our assets, and restrictions on travel, payments or the movement of funds. In particular, if additional restrictions on trade with Russia were adopted by the European Union or the United States, and were applicable to our products, we could lose sales and experience lower growth rates in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended September 30, 2014, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

			Total Number of	Maximum Number of
			Share Purchased as	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	Paid Per Share	Programs	Plans or Programs
	(a)	(b)	(c)
Balance as of June 30, 2014				11,613,898
July 1, 2014 through July 31, 2014	3,462	—	—	11,613,898
August 1, 2014 through August 31, 2014	—	—	—	11,613,898
September 1, 2014 through September 30, 2014	144,519	35.55	112,500	11,501,398
Total	147,981	—	—	11,501,398

(1)

We acquired shares by means of (a) a share trading plan we entered into with one of our brokers in accordance with Rule 10b5-1 of the Securities Act of 1933, as amended, and pursuant to our publicly announced program (described below), (b) shares withheld from awards under our 2005 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (c) shares reacquired pursuant to the forfeiture provision of our 2005 contingent stock plan. (See table below.) We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable, including commissions. For shares withheld for minimum tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the 2005 contingent stock plan as those shares are simply forfeited.

	Shares withheld for tax	Average withholding price	Forfeitures under 2005
Period	obligations and charges	for shares in column “a”	Contingent Stock Plan	Total
	(a)	(b)	(c)	(d)
July 1, 2014 through July 31, 2014	3,462	33.39	—	3,462
August 1, 2014 through August 31, 2014	—	—	—	—
September 1, 2014 through September 30, 2014	—	—	32,019	32,019
Total	3,462		32,019	35,481

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

10.1	Amendment No. 2 to Credit Agreement and Assumption Agreement.
31.1	Certification of Jerome A. Peribere pursuant to Rule 13a-14(a), dated November 5, 2014.
31.2	Certification of Carol P. Lowe pursuant to Rule 13a-14(a), dated November 5, 2014.
32	Certification of Jerome A. Peribere and Carol P. Lowe, pursuant to 18 U.S.C. § 1350, dated November 5, 2014.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation
Date: November 5, 2014	By:	/s/ William G. Stiehl
William G. Stiehl
Chief Accounting Officer and Controller