Form 10-K
period 2014-12-31
SEALED AIR CORP/DE
filed 2015-02-27
CIK 1012100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 1-12139

SEALED AIR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0654331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
8215 Forest Point Boulevard, Charlotte, North Carolina	28273
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 791-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.10 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7,196,000,000, based on the closing sale price as reported on the New York Stock Exchange.

There were 210,151,221 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of January 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders, to be held on May 14, 2015, are incorporated by reference into Part II and Part III of this Form  10-K.

SEALED AIR CORPORATION AND SUBSIDIARIES

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, expectations regarding the results of restructuring and other programs, anticipated levels of capital expenditures and expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings.

Please refer to Part II, Item 1A, “Risk Factors” for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Non-U.S. GAAP Information

We present financial information that conforms to Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). We also present financial information that does not conform to U.S. GAAP, which we refer to as non-U.S. GAAP, as our management believes it is useful to investors. In addition, non-U.S. GAAP measures are used by management to review and analyze our operating performance and, along with other data, as internal measures for setting annual budgets and forecasts, assessing financial performance, providing guidance and comparing our financial performance with our peers. The non-U.S. GAAP information has limitations as an analytical tool and should not be considered in isolation from or as a substitute for U.S. GAAP information. It does not purport to represent any similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Non-U.S. GAAP financial measures that we present may not be comparable with similarly titled measures used by others. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures. See Note 4, “Segments” and our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for reconciliations of our non-U.S. GAAP financial measures to U.S. GAAP. Information reconciling forward-looking non-U.S. GAAP measures to U.S. GAAP measures is not available without unreasonable effort.

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

As of January 1, 2014, the Company changed the segment performance measure in which the management assesses segment performance and makes allocation decisions by segment from operating profit (a U.S. GAAP financial measure) to Adjusted EBITDA (a non-U.S. GAAP financial measure). Adjusted EBITDA is defined as Earnings before Interest Expense, Taxes, Depreciation and Amortization, adjusted to exclude the impact of special items.

We also present our adjusted income tax rate or provision (“Core Tax Rate”). The Core Tax Rate is a measure of our U.S. GAAP effective tax rate, adjusted to exclude the tax impact from the special items that are excluded from our Adjusted Net Earnings and Adjusted EPS metrics as well as expense or benefit from any special taxes or tax benefits. The Core Tax Rate is an indicator of the taxes on our core business. The tax situation and effective tax rate in the specific countries where the excluded or special items occur will determine the impact (positive or negative) to the Core Tax Rate.

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

Sealed Air Corporation, a corporation organized under the laws of Delaware, is a global leader in food safety and security, facility hygiene and product protection. We serve an array of end markets including food and beverage processing, food service, retail, healthcare and industrial, and commercial and consumer applications. Our focus is on achieving quality sales growth through leveraging our geographic footprint, technological know-how and leading market positions to bring measureable, sustainable value to our customers and investors.

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

We are a leading global innovator in the applications we serve and we differentiate ourselves through our:

●	extensive global reach, by which we leverage our strengths across our operations in 62 countries to reach customers in over 175 countries;
●	approximately 24,000 employees representing industry-leading expertise in package design, sales, service and engineering, hygiene and sanitation solutions, and in food science;
●

leading brands, such as Cryovac® packaging technology, Diversey® and TASKI® brand cleaning and hygiene solutions and our Bubble Wrap ® brand cushioning, Jiffy® protective mailers, and Instapak® foam-in-place systems;

●	technology leadership with an emphasis on proprietary technologies;
●	total systems offering that includes specialty materials and formulations, equipment systems and services; and
●	solid cash flow generation from premium solutions to meet our customers’ needs, productivity improvements, working capital management and an asset-light business model.

In 2014, our operations generated approximately 65% of our revenue from outside the United States. We generated net sales of $7,751 million, Adjusted EBITDA of $1,118 million and net earnings from continuing operations of $258 million. Refer to Part II, Item 7 “Management’s discussion and Analysis of Financial Conditions and Results of Operations for reconciliation of Non-U.S. GAAP  total company adjusted EBITDA to U.S. GAAP net earnings from continuing operations.

Our Competitive Strengths

Leading Market Positions. We are a leading global provider of packaging solutions for the institutional food, consumer and industrial markets.  We are also one of the leading providers of institutional and industrial cleaning, sanitation and hygiene solutions, products and related services. We offer the food processing and food service industries improved hygiene, extended shelf life and enhanced operational productivity by reducing down-time, waste generation, water use, effluent discharge, and energy consumption. We also offer business supply distributors a broad selection of premium packaging and cleaning solutions to maximize distribution efficiencies and customer reach.

Scale and Global Reach. We have approximately 24,000 employees globally and are present in 62 countries with a sales and distribution network reaching over 175 countries. This scale and reach enables us to meet our customers’ needs as they expand their business on a global basis. We believe our geographic presence, extensive distribution network, and exposure to a variety of end markets help diversify our business, leverage our technology and our total systems solution model and position us to capitalize on growth opportunities in markets around the world.

Diversified Customer Base. Our customers include leading global food and beverage processors, business supply distributors, consumer products manufacturers, hotel operators, retailers, building contractors, educational institutions and health care providers. Our customer base is diverse, with no single customer or affiliated group of customers representing more than 10% of net sales in 2014.

Keen Focus on Innovation. We believe we are a leading innovator in material science, solution formulations, equipment systems, manufacturing technologies, and cleaning and sanitation processes, which deliver automation and efficiencies in our customers’ operations. Our solutions are differentiated by proprietary, patented formulations and material technologies, as well as by trade secrets and trademarks. We have a global network of labs with an extensive team of scientists, engineers, designers and application experts.  We invest approximately $300 million in research and development expense and capital expenditures annually. Our research and development strategy is focused on delivering innovative, sustainable solutions that enhance our customers’ operational efficiency and improve profitability.

Highly Integrated with our Customer Base. We install our equipment in our customers’ facilities and are integrated into their operational processes. We leverage our extensive installed equipment base when innovating new formulations and solutions and partner with customers to train their employees on how to effectively apply our solutions and operate our systems. We believe this provides customer “stickiness” and recurring revenue streams for our Company.

Solid Cash Flow Generation. The stability of our business, combined with the relatively low capital intensity of our operations and our solid working capital management, supports our ability to generate cash flow. We believe we are well positioned to benefit from attractive long-term global growth trends such as an increasing emphasis on food safety and security, health and hygiene, and sustainability, as well as our own geographic diversity, to drive additional cash flow.

Our Business Strategies

We seek to enhance our position as a leading global provider of innovative packaging and hygiene solutions that our customers use to improve performance, cost competitiveness and sustainability within their operations by focusing on six strategic priorities:

Maintaining and extending our technological leadership, expertise and our sustainability value proposition.

We continue to focus on becoming a knowledge-based, market-driven company centered on offering solutions that enable our customers to meet their sustainability needs while growing their business, reducing costs and mitigating risk, including enhancing top line growth and conserving energy, water and other resources while reducing waste in their operations. Our product solution goals align with sustainable sourcing principles and new product development innovation processes, while providing greater transparency of our supply chain.  We enhance our ability to position our product features and benefits using a sustainability lens and leverage these product strengths to differentiate our solutions in the market, with a view to this approach becoming the new business standard in the future.

Better aligning ourselves with the customers, markets and global mega-trends.

As part of our ongoing business portfolio review, we are committed to identifying those customers and markets that offer us the best opportunity to deliver solutions and services that are sufficiently differentiated and valued in the marketplace. In addition, we are committed to aligning our business with key global mega-trends, including e-commerce, infection control and the global movement of food. In particular, we will leverage our strengths to enhance our position with our food and beverage customers and, by doing so, we improve access to a more secure food supply chain.  Our priorities are embodied in our four commitments: enhancing food security, creating healthy and clean environments, conserving natural resources, and driving livelihood programs in the communities where we do business.

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

Optimizing our cost base and operations to maximize efficiency and profitability.

The size and scale of our global operations affords us a continuing opportunity to derive greater supply chain efficiencies by leveraging our purchasing power, optimizing our manufacturing and logistics footprint, improving our internal operations and processes, and reducing complexity and cost. In addition to reducing the cost of our supply chain operations, we continue to focus on adapting the cost structure of our customer facing and back-office operations to the appropriate level required to adequately support our external customer base and run the business effectively. We also have sustainability goals to reduce the environmental impact of our global operations and deliver operational excellence while upholding the highest ethical standards in our business practices. Every year our facilities around the world develop improvement plans to meet environmental impact and cost-reduction goals. These align with corporate goals for energy, greenhouse gases, water, waste, efficiency targets and cost savings. In turn, the company’s impact on the environment is reduced while the ability to generate profits is enhanced.

Developing our people.

We recognize that a core strength of our business is our people. Therefore, we will continue to invest in the development of key skills in our diverse workforce while improving our ability to attract and retain new employees who are motivated by our company vision and the positive impact they can have on the world.

Segments

Effective as of January 1, 2014, we changed our segment reporting structure in order to reflect the way management now makes operating decisions and manages the growth and profitability of the business. This change corresponds with management’s current approach of allocating costs and resources and assessing the performance of our segments. We report our segment information in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 280, “Segment Reporting,” (“FASB ASC Topic 280”). There has been no change in our total consolidated financial condition or results of operations previously reported as a result of the change in our segment structure. There were no changes to the reportable segment assets as a result of the change in segment reporting.

As a result, the Company’s new segment reporting structure consists of three reportable segments and an “Other” category and is as follows:

●	Food Care;
●	Diversey Care;
●	Product Care; and
●	Other (includes Corporate, Medical Applications and New Ventures businesses)

See Note 4, “Segments” for further information.

Descriptions of the Reportable Segments and Other

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

The business largely serves perishable food and beverage processors, predominately in fresh red meat, smoked and processed meats, beverages, poultry and dairy (solids and liquids) markets worldwide, and maintains a leading position in the applications it targets. Solutions are marketed under the Cryovac ® and Diversey® trademarks and under sub-brands such as Cryovac Grip & Tear ®, Cryovac® Darfresh®, Cryovac Mirabella ®, Simple Steps ®, Secure Check ® and Enduro Power™.

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

Diversey Care Segment

Diversey Care solutions aim to improve operational efficiency and mitigate risk by improving our customers’ cleaning processes and methods and reducing the overall environmental footprint of commercial and industrial facilities. The Diversey Care division represents the broad offering of Diversey®-branded total integrated system solutions for facility hygiene, food safety and security, and infection control to customers worldwide. The division is focused on serving five key institutional and industrial sectors globally, which include: food service operators, hospitality establishments and building service contractors, food retail outlets, and healthcare facilities.

Diversey Care integrates cleaning chemicals, floor care machines, cleaning tools and equipment, and a wide range of value-added services based on extensive expertise, including application and employee training, auditing of hygiene and appearance, food safety services and water and energy management. These solutions address kitchen hygiene, floor care, housekeeping and restroom care, and professional laundry. The product range of Diversey-branded solutions includes fully integrated lines of products and dispensing systems for hard surface cleaning, disinfecting and sanitizing, hand washing, deodorizing, mechanical and manual ware washing, hard surface and carpeted floor cleaning systems, cleaning tools and utensils, and fabric care for professional laundry applications comprising detergents, stain removers, bleaches and a broad range of dispensing equipment for process control and management information systems. Floor care machines are commercialized under the well-established Taski ® brand.

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

Product Care Segment

Sealed Air’s Product Care division resolves the demanding protective and specialty packaging challenges through tailored, practical solutions.  Across a wide range of industries, Product Care applies its expertise globally to maximize performance and efficiency while also reducing the amount of energy and raw materials needed to get valuable assets through the distribution chain safely and securely.

This division provides customers with a versatile range of Product Care solutions to meet cushioning, void fill, positioning/block-and-bracing, surface protection, retail display, containment and dunnage needs. Solutions are marketed under industry-leading brands that include Bubble Wrap ® and AirCap ® air cellular packaging, Cryovac ® performance shrink films, Shanklin ® shrink packaging systems, Instapak ® polyurethane foam packaging systems, Jiffy ®mailers, and Korrvu ® suspension and retention packaging and sustainable offers in PakNatural ® Loose fill and RestoreÒ Mushroom ® packaging. Solutions are sold globally and supported by a network of 29 American Society for Testing and Materials International (“ASTM”) approved Product Care design and testing centers, and one of the industry’s largest sales and service teams.

Today, Product Care solutions are largely sold through business supply distribution that sells to business/industrial end-users representing over 400 SIC codes. Additionally, solutions are sold directly to fabricators, OEMs/contract manufacturers, third party logistics partners, e-commerce/fulfillment operations, and at retail centers, where Product Care offers select products for consumer use on a global basis.

Product Care is focused on sustainability, growth in developing regions, advancements in material science, automation and user ease-of-use interface and features.

Other

Other includes Corporate and our Medical Applications and New Ventures businesses, which we may refer to from time to time as “Other.” Other includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions and cost recovery variances not allocated to the reportable segments from global functional expenses.

Other also includes all items the Company categorizes as special or unusual items that are reported on the consolidated statements of operations. These special items primarily consist of restructuring and other associated costs, loss on debt redemptions and foreign currency exchange gains/losses related to Venezuelan subsidiaries.

We also focus on growth by utilizing our technologies in new market segments. Other includes our medical applications and new ventures businesses.

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

New Ventures

Our New Ventures business includes several development and innovative programs that are focused on new technologies and opportunities that leverage our capabilities into core and non-core markets. These efforts include market focused exploration of both product and knowledge-based solutions.

Global Operations

We operate through our subsidiaries and have a presence in the United States and the 61 other countries listed below, enabling us to distribute our products to our customers in over 175 countries.

Argentina	Denmark	Ireland	New Zealand	Singapore	Ukraine
Australia	Dominican Republic	Israel	Nigeria	Slovakia	United Arab Emirates
Austria	Egypt	Italy	Norway	Slovenia	United Kingdom
Belgium	Finland	Jamaica	Pakistan	South Africa	Uruguay
Brazil	France	Japan	Peru	South Korea	Venezuela
Canada	Germany	Kenya	Philippines	Spain	Vietnam
Chile	Greece	Luxembourg	Poland	Sweden
China	Guatemala	Malaysia	Portugal	Switzerland
Colombia	Hungary	Mexico	Romania	Taiwan
Costa Rica	India	Morocco	Russia	Thailand
Czech Republic	Indonesia	Netherlands	Saudi Arabia	Turkey

In maintaining our foreign operations, we face risks inherent in these operations, such as currency fluctuations, inflation and political instability. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference. Other risks attendant to our foreign operations are set forth in Part I, Item 1A “Risk Factors,” of this Annual Report on Form 10-K, which information is incorporated herein by reference. Information on the impact of currency exchange on our consolidated financial statements appears in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information showing net sales and total long-lived assets by geographic region for each of the three years ended December 31, 2014 appears in Note 4, “Segments,” which information is incorporated herein by reference. We maintain programs to comply with the various laws, rules and regulations related to the protection of the environment that we may be subject to in the many countries in which we operate. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Environmental Matters.”

Employees

As of December 31, 2014, we had approximately 24,000 employees worldwide. Approximately 8,000 of these employees were in the U.S., with approximately 150 of these employees covered by collective bargaining agreements. Of the approximately 16,000 employees who were outside the U.S., approximately 9,800 were covered by collective bargaining agreements. Outside of the U.S., many of the covered employees are represented by works councils or industrial boards, as is customary in the jurisdictions in which they are employed. We believe that our employee relations are satisfactory.

Marketing, Distribution and Customers

At December 31, 2014, we employed approximately 7,100 sales, marketing and customer service personnel throughout the world who sell and market our products to and through a large number of distributors, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, foodservice businesses, supermarket retailers, lodging, retail, pharmaceutical companies, healthcare facilities, medical device manufacturers, and other manufacturers.

To support our Food Care and New Ventures customers, we operate three Packforum® innovation and learning centers that are located in the U.S., France, and China. At Packforum ® Centers, we assist customers in identifying the appropriate packaging materials and systems to meet their needs. We also offer ideation services, educational seminars, employee training and customized graphic design services to our customers.

To assist our marketing efforts for our Product Care products and to provide specialized customer services, we operate 29 industrial Package Design Centers (PDCs) worldwide within our facilities. These PDCs are staffed with professional packaging engineers and outfitted with drop-testing and other equipment used to develop, test and validate cost-effective package designs to meet each Product Care customer’s needs.

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

We have no material long-term contracts for the distribution of our products. In 2014, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales.

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

There are other manufacturers of Food Care products, some of which are companies offering similar products that operate across regions and others that operate in a single region or single country. Competing manufacturers produce a wide variety of food packaging based on plastic, metals and other materials. We believe that we are one of the leading suppliers of (i) flexible food packaging materials and related systems in the principal geographic areas in which we offer those products, (ii) barrier trays for case-ready meat products in the principal geographic areas in which we offers those trays, and (iii) absorbent pads for food products to supermarkets and to meat and poultry processors in the U.S.

Our Food Care hygiene solutions and Diversey Care solutions face a wide spectrum of competitors across each product category. Competition is both global and regional in scope and includes numerous small, local competitors with limited product portfolios and geographic reach. We compete globally on premium product offerings and application expertise, innovative product and dispensing equipment offerings, value-added solution delivery, and strong customer service and support. We differentiate our offerings from competitors by becoming the preferred partner to our customers, and by providing innovative, industry-leading products to make their facilities safer and healthier for both maintenance staff and building occupants. We believe our integrated solutions approach, which includes the supply of machines, tools, chemicals, processes and training to customers to drive productivity improvements, reduce total cost of ownership, reduce risk of food safety events and improve infection control to reduce healthcare acquired infections, is a unique competitive strength. Additionally, the quality, ease of use and environmental profile of our products are unique and have helped support long-standing, profitable relationships with many top customers.

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

Raw Materials and Sourcing

Suppliers provide raw materials, packaging components, equipment, accessories and contract manufactured goods. Our principal raw materials are polyolefin and other petrochemical-based resins and films, caustic soda, solvents, waxes, phosphates, surfactants, chelates, fragrances and paper and wood pulp products. These raw materials represent approximately 40% of our consolidated cost of sales. We also purchase corrugated materials, cores for rolls of products such as films and Bubble Wrap ® brand cushioning, inks for printed materials, bag-in-the-box containers, bottles, drums, pails, totes, aerosol cans, caps, triggers, valves, and blowing agents used in the expansion of foam packaging products. In addition, we offer a wide variety of specialized packaging equipment, some of which we manufacture or have manufactured to our specifications, some of which we assemble and some of which we purchase from suppliers. Equipment and accessories include industrial and food packaging equipment, dilution-control warewashing and laundry equipment, floor care machines and items used in the maintenance of a facility such as air care dispensers, floor care applicators, microfiber mops and cloths, buckets, carts and other cleaning tools and utensils.

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

Research and Development Activities

We maintain a continuing effort to develop new products and improve our existing products and processes, including developing new packaging, chemical formulations and equipment, and related applications, using our intellectual property. From time to time, we also license or acquire technology developed by others. Our research and development projects rely on our technical capabilities in the areas of food science, materials science, chemistry and chemical engineering, package design and equipment engineering. Our research and development expense was $135 million in 2014, $133 million in 2013 and $135 million in 2012.

Our research and development activities are focused on end-use application. As a result, we operate:

●	two food science laboratories located in the U.S. and Italy;
●	Five research and development laboratories focused on the development of cleaning and sanitation formulations, which are located in the U.S., Germany, the Netherlands, India and Brazil; and
●

Nine equipment design centers in the U.S., Germany, Switzerland, Italy and the Netherlands that focus on equipment and parts design and innovation to support the development of comprehensive systems solutions.

Patents and Trademarks

We are the owner or licensee of an aggregate of over 4,200 U.S. and foreign patents and patent applications, as well as an aggregate of over 10,600 United States and foreign trademark registrations and trademark applications that relate to many of our products, manufacturing processes and equipment. We believe that our patents and trademarks collectively provide a competitive advantage. We file annually an average of 300 U.S. and foreign patent applications and 400 U.S. and foreign trademark applications. None of our reportable segments is dependent upon any single patent or trademark alone. Rather, we believe that our success depends primarily on our sales and service, marketing, engineering and manufacturing skills and on our ongoing research and development efforts. We believe that the expiration or unenforceability of any of our patents, applications, licenses or trademark registrations would not be material to our business or consolidated financial condition.

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

In some jurisdictions in which our packaging products are sold or used, laws and regulations have been adopted or proposed that seek to regulate, among other things, minimum levels of recycled or reprocessed content and, more generally, the sale or disposal of packaging materials. We maintain programs designed to comply with these laws and regulations and to monitor their evolution. Various federal, state, local and foreign laws and regulations regulate some of our products and require us to register certain products and comply with specified requirements. In the U.S., we must register our sanitizing and disinfecting products with the U.S. Environmental Protection Agency (“EPA”). We are also subject to various federal, state, local and foreign laws and regulations that regulate products manufactured and sold by us for controlling microbial growth on humans, animals and processed foods. In the U.S., these requirements are generally administered by the U.S. Food and Drug Administration (“FDA”). To date, the cost of complying with product registration requirements and FDA compliance has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We operate in 62 countries, and our products are distributed in those countries as well as in other parts of the world. A large portion of our manufacturing operations are located outside of the U.S. and a majority of our net sales are generated outside of the U.S. Operations outside of the U.S., particularly operations in developing regions, are subject to various risks that may not be present or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those areas.

Risks inherent in our international operations include:

●	foreign currency exchange controls and tax rates;
●	foreign currency exchange rate fluctuations, including devaluations;
●	the potential for changes in regional and local economic conditions, including local inflationary pressures;
●

restrictive governmental actions such as those on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures;

●	changes in laws and regulations, including the laws and policies of the U.S. affecting trade and foreign investment;
●	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;
●	variations in protection of intellectual property and other legal rights;
●	more expansive legal rights of foreign unions or works councils;
●	changes in labor conditions and difficulties in staffing and managing international operations;
●	import and export delays caused, for example, by an extended strike at the port of entry, could cause a delay in our supply chain operations;
●	social plans that prohibit or increase the cost of certain restructuring actions;

●	the potential for nationalization of enterprises or facilities; and
●	unsettled political conditions and possible terrorist attacks against U.S. or other interests.

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

We are exposed to risks inherent in doing business in each of the countries or regions in which we or our customers or suppliers operate including: civil unrest, acts of terrorism, sabotage, epidemics, force majeure, war or other armed conflict and related government actions, including sanctions/embargoes, the deprivation of contract rights, the inability to obtain or retain licenses required by us to operate our plants or import or export our goods or raw materials, the expropriation or nationalization of our assets, and restrictions on travel, payments or the movement of funds. In particular, if additional restrictions on trade with Russia were adopted by the European Union or the U.S., and were applicable to our products, we could lose sales and experience lower growth rates in the future.

Although the Settlement agreement (as defined in Note 17, “Commitments and Contingencies”) has been implemented and we have been released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against us arising from a 1998 transaction with Grace (as defined below), if the courts were to refuse to enforce the injunctions or releases contained in the Plan (as defined below) and the Settlement agreement with respect to any claims and if Grace were unwilling or unable to defend and indemnify us for such claims, then we could be required to pay substantial damages, which could have a material adverse effect on our consolidated financial condition and results of operations. We are also a defendant in a number of asbestos-related actions in Canada arising from Grace’s activities in Canada prior to the 1998 transaction.

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

On February 3, 2014 (the “Effective Date”), the Plan implementing the Settlement agreement became effective with Grace emerging from bankruptcy. In accordance with the Plan and the Settlement agreement, on the Effective Date, Cryovac, Inc. made aggregate cash payments in the amount of $929.7 million to the WRG Asbestos PI Trust (the “PI Trust”) and the WRG Asbestos PD Trust (the “PD Trust”) and transferred 18 million shares of Sealed Air common stock to the PI Trust, in each case reflecting adjustments made in accordance with the Settlement agreement. Under the Plan, the Preliminary Injunction remained in place through the Effective Date and, on the Effective Date, the Plan and Settlement agreement injunctions and releases with respect to asbestos claims and certain other claims became effective. Following the Effective Date, the Bankruptcy Court issued an order dismissing the proceedings pursuant to which the Preliminary Injunction was issued. The Plan further provides for the channeling of existing and future asbestos claims to the PI Trust or the PD Trust, as applicable. In addition, under the Plan and the Settlement agreement, Grace is required to indemnify us with respect to asbestos and certain other liabilities. Notwithstanding the foregoing, and although we believe the possibility to be remote, if any courts were to refuse to enforce the injunctions or releases contained in the Plan and the Settlement agreement with respect to any claims, and if, in addition, Grace were unwilling or unable to defend and indemnify us for such claims, then we could be required to pay substantial damages, which could have a material adverse effect on our consolidated financial condition and results of operations.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing the senior secured credit facilities, the indentures that govern our senior notes and the agreements covering our accounts receivable securitization programs restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

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

The indentures governing our senior notes and the credit agreement governing our senior secured credit facilities and accounts receivable securitization programs contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

●	incur additional indebtedness;
●	pay dividends or make other distributions or repurchase or redeem capital stock;
●	prepay, redeem or repurchase certain debt;
●	make loans and investments;
●	sell assets;
●	incur liens;
●	enter into transactions with affiliates;
●	alter the businesses we conduct;
●	enter into agreements restricting our subsidiaries’ ability to pay dividends; and
●	consolidate, merge or sell all or substantially all of our assets.

In addition, the restrictive covenants in the credit agreement governing our senior credit facilities require us to maintain a specified net leverage ratio. Our ability to meet this financial ratio can be affected by events beyond our control.

A breach of the covenants under the indenture governing our senior notes or under the credit agreement governing our senior secured credit facilities could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our senior secured credit facilities would permit the lenders under our senior secured credit facilities to terminate all commitments to extend further credit under those facilities. Furthermore, if we were unable to repay the amounts due and payable under our senior secured credit facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or note holders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

●	limited in how we conduct our business;
●	unable to respond to changing market conditions;

●	unable to raise additional debt or equity financing to operate during general economic or business downturns or to repay other indebtedness when it becomes due; or
●	unable to compete effectively or to take advantage of new business opportunities.

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

Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2014, we had $1.313 billion of borrowings under our senior secured credit facilities at variable interest rates. A 1/8% increase or decrease in the assumed interest rates on the senior secured credit facilities would result in a $1.6 million increase or a $1.6 million decrease in annual interest expense. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

Unfavorable consumer responses to price increases could have a material adverse impact on our sales and earnings.

        From time to time, and especially in periods of rising raw material costs, we increase the prices of our products. Significant price increases could impact our earnings depending on, among other factors, the pricing by competitors of similar products and the response by the customers to higher prices. Such price increases may result in lower volume of sales and a subsequent decrease in gross margin and adversely impact earnings.

The full realization of our deferred tax assets may be affected by a number of factors, including our earnings in the U.S.

We have deferred tax assets including U.S. and foreign net operating loss carry forwards and investment tax allowances, foreign tax credits, accruals not yet deductible for tax purposes, employee benefit items and other items. We have established valuation allowances to reduce those deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize these deferred tax assets depends in part upon our ability to generate future taxable income during the periods in which these temporary differences reverse or our ability to carryback any losses created by the deduction of these temporary differences. We expect to realize these assets over an extended period. If we are unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets.

Our largest deferred tax asset is our net operating loss carry forwards and most of this asset relates to our U.S. net operating loss. The benefit from the amount carried forward may depend upon, among other factors, our anticipated future earnings in the U.S. A reduction in our anticipated U.S. earnings could result in a significant increase in our effective tax rate and could have a material adverse effect on our consolidated results of operations in the periods in which any such condition occurs. In addition, changes in statutory tax rates or other legislation or regulation may change our deferred tax assets or liability balances, with either favorable or unfavorable impacts on our effective tax rate.

We may not achieve all of the expected benefits from our restructuring programs.

We have implemented a number of restructuring programs in the last few years, including our Fusion Program, Earnings Quality Improvement Program (EQIP) and Integration and Optimization Program (IOP). These programs include various cost savings and reorganization initiatives, including the relocation of our corporate headquarters to Charlotte, North Carolina, the consolidation of certain facilities and the reduction of headcount. We have made certain assumptions in estimating the anticipated synergies we expect to achieve under such programs, which include the estimated savings from the elimination of certain headcount and the consolidation of facilities. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from these programs is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unsuccessful in implementing these programs or if we do not achieve our expected results, our results of operations and cash flows could be adversely affected or our business operations could be disrupted.

The effects of animal and food-related health issues, such as Porcine Epidemic Diarrhea or “PED”, bovine spongiform encephalopathy, also known as “mad cow” disease, foot-and-mouth disease, avian influenza or “bird-flu”,  as well as other health issues affecting the food industry, may lead to decreased revenues.

We manufacture and sell food packaging products, among other products. Various health issues affecting the food industry have in the past and may in the future have a negative effect on the sales of food packaging products. In recent years, occasional cases of PED and “mad cow” disease have been confirmed and incidents of bird-flu have surfaced in various countries. Outbreaks of animal diseases may lead governments to restrict exports and imports of potentially affected animals and food products, leading to decreased demand for our products and possibly also to the culling or slaughter of significant numbers of the animal population otherwise intended for food supply. Also, consumers may change their eating habits as a result of perceived problems with certain types of food. These factors may lead to reduced sales of food packaging products, which could have a material adverse effect on our consolidated financial condition or results of operations.

Risks related to implementation of our new global enterprise resource planning system.

We are currently engaged in a multi-year process of conforming the majority of our operations onto one global enterprise resource planning system (“ERP”).  The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The ERP will continue to require significant investment of human and financial resources, and we may experience significant delays, increased costs and other difficulties as a result. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to fulfill and invoice customer orders, apply cash receipts, place purchase orders with suppliers, and make cash disbursements, and could negatively impact data processing and electronic communications among business locations, which may have a material adverse effect on our business, consolidated financial condition or results of operations. We also face the challenge of supporting our older systems and implementing necessary upgrades to those systems while we implement the new ERP system. While we have invested significant resources in planning and project management, significant implementation issues may arise.

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

Approximately 65% of our net sales in 2014 were generated outside the United States. We translate sales and other results denominated in foreign currency into U.S. dollars for our consolidated financial statements. During periods of a strengthening U.S. dollar, our reported international sales and net earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

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

Increased legislative and regulatory activity and burdens, and a more stringent manner in which they are applied (particularly in the U.S.), could significantly impact our business and the economy as a whole. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, compliance costs and enforcement under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and costs associated with complying with the Patient Protection and Affordable Care Act of 2010 and the regulations promulgated thereunder.

For example, under Section 1502 of the Dodd-Frank Act, the SEC has adopted additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the rules include tin, tantalum, tungsten and gold, commonly referred to as “3TG.” Our suppliers may use some or all of these materials in their production processes. The SEC's rules require us to perform due diligence on our suppliers. Global supply chains can have multiple layers, thus the costs of complying with these requirements could be substantial. These requirements may also reduce the number of suppliers who provide conflict free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Compliance costs and the unavailability of raw materials could have a material adverse effect on our results of operations.

As another example, the Affordable Care Act (the “ACA”), which was adopted in 2010 and is being phased in over several years, significantly affects the provision of both healthcare services and benefits in the U.S.; the ACA may impact our cost of providing our employees and retirees with health insurance and/or benefits, and may also impact various other aspects of our business. We provide benefits to our employees which are competitive within the industries in which we operate. The ACA did not have a material impact on our consolidated financial position or results of operations in 2014, 2013 or 2012; however, we are continuing to assess the impact of the ACA on our healthcare benefit costs. The regulatory environment is still developing, and the potential exists for future legislation and regulations to be adopted. These developments, as well as the increasingly strict regulatory environment, may also adversely affect the customers to which, and the markets into which, we sell our products, and increase our costs and otherwise negatively affect our business, consolidated financial condition or results of operations, including in ways that cannot yet be foreseen.

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

We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and our corporate and financing structure. We are also subject to transfer pricing laws with respect to our intercompany transactions, including those relating to the flow of funds among our companies. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material adverse effect on our business, consolidated financial condition or results of our operations. In addition, the tax authorities in any applicable jurisdiction, including the U.S., may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any applicable tax authorities, including U.S. tax authorities, were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material adverse effect on our business, consolidated financial condition or results of our operations.

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

We recorded impairment charges related to goodwill and other intangible assets in 2012. See Note 7, “Goodwill and Identifiable Intangible Assets,” for further discussion.

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

Diversey is party to various agreements with SCJ under which it is granted a license in specified territories to sell certain SCJ products and use specified trade names owned by SCJ in the institutional and industrial channels of trade and, subject to certain limitations, in specified channels of trade in which both our Diversey Care segment and SCJ’s consumer business operate, which expires within the next few years.  Although the term of this agreement may be extended, it is uncertain that the parties will agree to do so. Sales of these SCJ products have historically been significant to our Diversey Care segment. If we default under our agreements with SCJ and the agreements are terminated, SCJ fails to perform its obligations under these agreements, or our relationship with SCJ is otherwise damaged or severed, this could have a material adverse effect on our Diversey Care segment, consolidated financial condition or results of operations.

The relationship with Unilever PLC (“Unilever”) is important to our Diversey Care segment and any damage to this relationship could have a material adverse effect on this segment.

Diversey is a party to various agreements with Unilever under which it is granted a license to produce and sell professional size packs of Unilever’s consumer brand cleaning products in the institutional and industrial channels of trade, which expires within the next few years (with the exception of a sub-set of the UK business). Although the term of this agreement may be extended, it is uncertain that the parties will agree to do so. In four countries (the United Kingdom, Ireland, Portugal and Brazil), the Diversey subsidiaries operate under an agency agreement with Unilever. In addition, Diversey also holds licenses to use some trademarks and technology of Unilever in the market for institutional and industrial cleaning, sanitation and hygiene products and related services. If we default under our agreements with Unilever and the agreements are terminated, Unilever fails to perform its obligations under these agreements, or our relationship with Unilever is otherwise damaged or severed, this could have a material adverse effect on our Diversey Care segment, consolidated financial condition or results of operations.

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

We own, or have licenses to use, all of the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our major products both in the U.S. and in other countries where our products are principally sold. Trademark and trade name protection is important to our business. Although most of our trademarks are registered in the U.S. and in the foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. The costs required to protect our trademarks and trade names may be substantial.

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

We manufacture products in 114 facilities, with 40 of those facilities serving more than one of our business segments and our Other Category of products. The geographic dispersion of our manufacturing facilities is as follows:

Geographic Region	Number of Manufacturing Facilities
North America	45
Europe	30
Latin America	15
Asia, Middle East, Africa and Turkey ("AMAT")	15
Japan, Australia, New Zealand ("JANZ")	9
Total	114

Manufacturing Facilities by Reportable Segment and Other

Food Care: We produce Food Care products in 59 manufacturing facilities, of which 15 are in North America, 16 in Europe, 11 in Latin America, 11 in AMAT and 6 in JANZ.

Diversey Care: We produce Diversey Care products in 18 manufacturing facilities, of which 4 are in North America, 5 in Europe, 3 in Latin America, 5 in AMAT and 1 in JANZ.

Product Care: We produce Product Care products in 67 manufacturing facilities, of which 30 are in North America, 17 in Europe, 7 in Latin America, 10 in AMAT and 3 in JANZ.

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

We also occupy facilities containing sales, distribution, technical, warehouse or administrative functions at a number of locations in the U.S. and in many foreign countries. Some of these facilities are located on the manufacturing sites that we own and some on those that we lease. Stand-alone facilities of these types are generally leased.  Our global headquarters are currently located in a leased facility in Charlotte, North Carolina. For a list of those countries outside of the U.S. where we have operations, see “Global Operations” above.

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

At December 31, 2014, we were a party to, or otherwise involved in, several federal, state and foreign environmental proceedings and private environmental claims for the cleanup of “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and other sites. We may have potential liability for investigation and cleanup of some of these sites. It is our policy to accrue for environmental cleanup costs if it is probable that a liability has been incurred and if we can reasonably estimate an amount or range of costs associated with various alternative remediation strategies, without giving effect to any possible future insurance proceeds. As assessments and cleanups proceed, we review these liabilities periodically and adjust our reserves as additional information becomes available. At December 31, 2014, environmental related reserves were not material to our consolidated financial condition or results of operations. While it is often difficult to estimate potential liabilities and the future impact of environmental matters, based upon the information currently available to us and our experience in dealing with these matters, we believe that our potential future liability with respect to these sites is not material to our consolidated financial condition or results of operations.

We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The information appearing in the table below sets forth the current position or positions held by each of our executive officers, the officer’s age as of January 31, 2015, the year in which the officer was first elected to the position currently held with us or with the former Sealed Air Corporation, now known as Sealed Air Corporation (US) and a wholly-owned subsidiary of the Company, and the year in which such person was first elected an officer.

All of our officers serve at the pleasure of the Board of Directors. We have employed all officers for more than five years except for Mr. Chrisman, who was first elected an officer effective August 2014, Mr. Chammas, who was first elected an officer effective December 16, 2010, Mr. Finch who was first elected effective May 16, 2013, Dr. Kadri, who was first elected an officer effective January 1, 2013, Ms. Lowe, who was first elected an officer effective June 18, 2012, Mr. Peribere, who was first elected an officer effective September 1, 2012, Mr. Sagnak, who was first elected an officer effective January 3, 2012 and Mr. Stiehl who was first elected an officer effective January 1, 2013.

Prior to being elected as an officer in August 2014, Mr. Chrisman served in a variety of management positions with the Company, including Global Vice President of Cushioning Solutions, Vice President and General Manager of Global Specialty Foams and Vice President of Customer Equipment.  Mr. Chrisman has been an employee of the Company for 27 years.

Before joining the Company in November 2010, Mr. Chammas was the Vice President, Worldwide Supply Chain, for the Wm. Wrigley Jr. Company, a confectionery company, from October 2008 through October 2010, and prior to that served in management positions of increasing responsibility in supply chain, operations and procurement with the Wm. Wrigley Jr. Company from January 2002 until October 2008.

Prior to joining the Company in May 2013, Mr. Finch was Vice President, Associate General Counsel and Chief Compliance Officer for Zimmer Holdings, Inc., a global medical device company, from October 2009 until May 2013, serving on the company’s executive operating committee.  Prior thereto, he served in management positions of increasing responsibility with Zimmer from May 2005 until October 2009. Prior to joining Zimmer, Mr. Finch practiced law with the international law firm of Fulbright & Jaworski LLP (now, Norton Rose Fulbright).

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

Prior to joining the Company in June 2012, Ms. Lowe was the President of Carlisle Food Service Products, a subsidiary of Carlisle Companies Incorporated, a global diversified manufacturing company from August 2011 through June 2012. Ms. Lowe worked for Carlisle Companies Inc. for over ten years in a number of leadership positions including President of two business units, Vice President and Chief Financial Officer, and Treasurer. Ms. Lowe currently serves as a board member of Cytec Industries, Inc.

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

Prior to joining the Company in October 2011 in connection with the Diversey acquisition, Mr. Sagnak was Regional President-Asia Pacific, Africa, Middle East, Turkey and the Caucasian/Asian Republics (APAT) of Diversey since December 2010. Prior to that, he held several management positions at Diversey from 1995 through 2010 and with Unilever from 1990 through 1995.

Prior to joining the Company in January 2013, Mr. Stiehl was Vice President of Finance and Controller of the Aerostructures business unit of United Technologies Corporation from July 2012 through December 2012. Mr. Stiehl worked at Goodrich Corporation from 2006 through 2012. Mr. Stiehl also served as Senior Audit Manager with Deloitte and has worked in various accounting and finance positions for over twenty-five years with increasing levels of responsibilities.

There are no family relationships among any of our officers or directors.

Name and Current Position	Age as of January 31, 2015	First Elected to Current Position	First Elected an Officer
Jerome A. Peribere President, Chief Executive Officer and Director	60	2013	2012
Carol P. Lowe Senior Vice President and Chief Financial Officer	49	2012	2012
Emile Z. Chammas Senior Vice President	46	2010	2010
Kenneth P. Chrisman Vice President	50	2014	2014
Karl R. Deily Vice President	57	2006	2006
Norman D. Finch Jr. Vice President, General Counsel and Secretary	50	2013	2013
Ilham Kadri Vice President	46	2013	2013
Ruth Roper Vice President	60	2004	2004
Yagmar Sagnak Vice President	48	2012	2012
William G. Stiehl Chief Accounting Officer and Controller	53	2013	2013

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the trading symbol SEE. The table below shows the quarterly high and low closing sales prices of our common stock and cash dividends per share for 2014 and 2013.

2014	High	Low	Dividend
First Quarter	34.65	29.86	0.13
Second Quarter	34.94	30.36	0.13
Third Quarter	37.21	31.67	0.13
Fourth Quarter	43.47	30.99	0.13

2013	High	Low	Dividend
First Quarter	24.28	17.94	0.13
Second Quarter	24.64	21.15	0.13
Third Quarter	30.57	24.45	0.13
Fourth Quarter	34.13	26.56	0.13

As of January 31, 2015, there were approximately 4,795 holders of record of our common stock.

Dividends

Our Amended Credit Facility and the senior notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock.

The following table shows our total cash dividends paid each year since 2007.

		Total Cash
	Total Cash	Dividends Paid per
	Dividends Paid	Common Share
	(In millions)
2007	$64.6	0.40
2008	76.4	0.48
2009	75.7	0.48
2010	79.7	0.50
2011	87.4	0.52
2012	100.9	0.52
2013	102.0	0.52
2014	110.9	0.52
Total	$697.6

On February 17, 2015, our Board of Directors declared a quarterly cash dividend of $0.13 per common share payable on March 20, 2015 to stockholders of record at the close of business on March 6, 2015. The estimated amount of this dividend payment is $27 million based on 210 million shares of our common stock issued and outstanding as of January 31, 2015.

The dividend payments discussed above are recorded as reductions to cash and cash equivalents and retained earnings on our consolidated balance sheets. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial condition and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.

Common Stock Performance Comparisons

The following graph shows, for the five years ended December 31, 2014, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2009 in our common stock. The graph compares this return (“SEE”) with that of comparable investments assumed to have been made on the same date in: (a) the Standard & Poor’s 500 Stock Index (“Composite S&P 500”) and (b) a self-constructed peer group.

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

Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended December 31, 2014, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

			Total Number of	Maximum Number of
			Share Purchased as	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	Paid Per Share	Programs	Plans or Programs
	(a)	(b)	(c)
Balance as of September 30, 2014				11,501,398
October 1, 2014 through October 31, 2014	763,915	$33.33	763,915	10,737,483
November 1, 2014 through November 30, 2014	362,283	38.64	362,283	10,375,200
December 1, 2014 through December 31, 2014	277,231	41.36	256,490	10,118,710
Total	1,403,429	$36.17	1,382,688	10,118,710

(1)

We acquired shares by means of (a) share trading plans we entered into with two of our brokers in accordance with Rule 10b5-1 of the Securities Act of 1933, as amended, and pursuant to our publicly announced program (described below), (b) shares withheld from awards under our Omnibus Incentive Plan (the successor plan to our 2005 Contingent Stock Plan) pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (c) shares reacquired pursuant to the forfeiture provision of our Omnibus Incentive Plan. We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable, including commissions. For shares withheld for tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the Omnibus Incentive Plan as those shares are simply forfeited.

	Shares withheld	Average withholding	Forfeitures under
	for tax obligations	price for shares	Omnibus Incentive
Period	and charges	in column “a”	Plan	Total
	(a)	(b)	(c)	(d)
October 1, 2014 through October 31, 2014	—	$—	—	—
November 1, 2014 through November 30, 2014	—	—	—	—
December 1, 2014 through December 31, 2014	1,154	34.02	19,587	20,741
Total	1,154		19,587	20,741

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

Item 6.	Selected Financial Data

	Year Ended December 31,
(In millions, except share data)	2014	2013(1)(2)	2012(1)(2)	2011(1)(2)(3)	2010(1)
Consolidated Statements of Operations Data(4):
Net sales	$7,750.5	$7,690.8	$7,559.2	$5,467.3	$4,490.1
Gross profit	2,687.6	2,589.9	2,520.5	1,585.5	1,256.3
Impairment of goodwill and other intangible assets	—	—	1,892.3	—	—
Operating profit (loss)	653.6	604.6	(1,429.5)	425.7	538.5
Loss on debt redemption	(102.5)	(36.3)	(36.9)	—	(38.5)
Earnings (loss) from continuing operations before income tax provision	267.2	180.2	(1,884.4)	194.3	346.9
Net earnings (loss) from continuing operations	258.1	95.3	(1,619.0)	135.7	258.1
Net earnings from discontinued operations	—	7.6	28.7	16.4	—
Net gain on sale of discontinued operations	—	22.9	178.9	—	—
Net earnings (loss) available to common stockholders	$258.1	$125.8	$(1,411.4)	$152.1	$258.1
Basic and diluted net earnings (loss) per common share:
Basic
Continuing operations	$1.22	$0.49	$(8.40)	$0.81	$1.62
Discontinued operations	—	0.16	1.08	0.10	—
Net earnings (loss) per common share—basic	$1.22	$0.65	$(7.32)	$0.91	$1.62
Diluted
Continuing operations	$1.20	$0.44	$(8.40)	$0.73	$1.45
Discontinued operations	—	0.14	1.08	0.09	—
Net earnings (loss) per common share—diluted	$1.20	$0.58	$(7.32)	$0.82	$1.45
Common stock dividends	$111.8	$102.6	$101.4	$88.7	$80.9
Consolidated Balance Sheets Data:
Cash and cash equivalents	$322.6	$992.4	$679.6	$703.6	$675.6
Goodwill	3,005.5	3,114.6	3,151.2	4,168.2	1,945.9
Intangible assets, net	872.2	1,016.9	1,131.6	2,027.6	78.0
Total assets	8,041.7	9,176.0	9,371.0	11,473.1	5,435.6
Settlement agreement and related accrued interest	—	925.1	876.9	831.2	787.9
Long-term debt, less current portion	4,282.5	4,116.4	4,540.8	4,966.7	1,399.2
Total stockholders’ equity	1,162.8	1,416.3	1,468.5	2,977.7	2,424.0
Working capital (current assets less current liabilities)	960.7	758.7	993.6	952.8	614.7
Consolidated Cash Flows Data(4):
Net cash (used in) provided by operating activities	$(201.9)	$624.8	$394.2	$363.1	$483.1
Net cash used in investing activities	(141.5)	(105.5)	(114.9)	(2,365.7)	(96.9)
Net cash (used in) provided by financing activities	(304.1)	(319.8)	(585.1)	2,016.4	(373.0)
Other Financial Data:
Depreciation and amortization	$266.7	$283.4	$300.2	$182.7	$154.7
Share-based incentive compensation	54.1	24.1	16.9	25.0	30.6
Capital expenditures	153.9	116.0	122.8	121.7	87.6

(1)

During the fourth quarter of 2014, we changed the method of valuing our inventories that used the LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO.  We applied this change in accounting principle retrospectively. Accordingly certain previously reported financial information has been revised.  The impact of the change to net earnings is not material. See Note 2, “Summary of Significant Accounting Policies – Inventories” for additional details regarding this accounting policy change.

(2)

Operating results for the rigid medical packaging business were reclassified to discontinued operations in 2013, 2012 and 2011 and related assets and liabilities were reclassified to assets and liabilities held for sale as of December 31, 2012 and 2011. Operating results for Diversey Japan were reclassified to discontinued operations for the periods in 2012 and 2011 beginning October 3, 2011. See Note 3, “Divestitures,” for further information about the sale of our rigid medical packaging business in 2013 and the sale of our Diversey Japan in 2012.  Results for 2010 have not been revised for the sale of the rigid medical packaging business as the results were not considered material or for the sale of the Diversey Japan because we acquired Diversey on October 3, 2011.

(3)	Includes the financial results of Diversey for the period beginning October 3, 2011 (acquisition date).
(4)

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the factors that contributed to our consolidated operating results and our consolidated cash flows for the three years ended December 31, 2014.

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

On December 6, 2013, we completed the sale of the rigid medical packaging business, and accordingly the operating results were reclassified to discontinued operations, net of tax, on the consolidated statements of operations for 2013 and 2012. On November 14, 2012, we completed the sale of Diversey Japan, and accordingly the operating results were reclassified to discontinued operations, net of tax, on the consolidated statements of operations for 2012. See Note 3, “Divestitures,” for further details. All results and discussion included in this MD&A are presented on a continuing operations basis.

Effective as of January 1, 2014, we changed our segment reporting structure in order to reflect the way management now makes operating decisions and manages the growth and profitability of the business. This change corresponds with management’s current approach of allocating costs and resources and assessing the performance of our segments. We report our segment information in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 280, “Segment Reporting,” (“FASB ASC Topic 280”). There has been no change in our total consolidated financial condition or results of operations previously reported as a result of the change in our segment structure. There were no changes to the reportable segment assets as a result of the change in segment reporting.

As a result, the Company’s new segment reporting structure consists of three reportable segments and an “Other” category and is as follows:

●	Food Care;
●	Diversey Care;
●	Product Care; and
●	Other (includes Corporate, Medical Applications and New Ventures businesses).

See Note 4, “Segments” for further information.

During the fourth quarter of 2014, we changed the method of valuing our inventories that used the last-in first-out (LIFO) method to the first-in first-out (FIFO) method, so that all of our inventories are now valued at FIFO. Certain amounts have been revised to reflect the retrospective application of this change in inventory costing method for certain U.S. inventories to the FIFO method from the LIFO method. Refer to Note 2, “Summary of Significant Accounting Policies - Inventories,” of the notes to consolidated financial statements for further details surrounding this accounting policy change.

Overview

We are a global leader in food safety and security, facility hygiene and product protection. We serve an array of end markets including food and beverage processing, food service, retail, healthcare and industrial, and commercial and consumer applications. Our focus is on achieving quality sales growth through leveraging our geographic footprint, technological know-how and leading market positions to bring measureable, sustainable value to our customers, employees and investors. We have widely recognized and inventive brands such as Cryovac® packaging technology, Diversey® and TASKI® brand cleaning and hygiene solutions and our Bubble Wrap ® brand cushioning, Jiffy® protective mailers, and Instapak® foam-in-place systems.

As of December 31, 2014, we employed approximately 7,100 sales, marketing and customer service personnel throughout the world who sell and market our products to and through a large number of distributors, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, foodservice businesses, supermarket retailers, lodging, retail pharmaceutical companies, healthcare facilities, medical device manufacturers, and other manufacturers. We have no material long-term contracts for the distribution of our products. In 2014, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales.

Historically, net sales in our Food Care segment have tended to be slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter, due to holiday events. Net sales in our Diversey Care segment have tended to be slightly lower in the first quarter; second quarter sales represent a modest seasonal increase due to higher occupancy rates in European lodging; and the third and fourth quarters of the year are relatively the same level as the second quarter. Net sales in our Product Care segment have also tended to be slightly lower in the first quarter and higher in the mid-third quarter and through the fourth quarter due to holiday shopping season. On a consolidated basis, there is little seasonality in the business with net sales slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter. Our consolidated net earnings typically trend directionally the same as our net sales seasonality. Cash flow from operations has tended to be higher in the second half of the year, reflecting seasonality of sales and working capital changes, including the timing of certain annual incentive compensation payments.

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

Highlights of Financial Performance

Below are the highlights of our financial performance for the three years ended December 31, 2014.

	Year Ended December 31,			2014 vs. 2013	2013 vs. 2012
(In millions, except per share amounts)	2014	2013(1)	2012(1)	% Change	% Change
Net sales	$7,750.5	$7,690.8	$7,559.2	0.8%	1.7%
Gross profit	$2,687.6	$2,589.9	$2,520.5	3.8%	2.8%
As a % of net sales	34.7%	33.7%	33.3%
Operating profit (loss)	$653.6	$604.6	$(1,429.5)	8.1%	#%
As a % of net sales	8.4%	7.9%	(18.9)%
Net earnings (loss) available to common stockholders from continuing operations	$258.1	$95.3	$(1,619.0)	170.8%	#%
Net earnings (loss) per common share from continuing operations - basic	$1.22	$0.49	$(8.40)	148.9%	#%
Net earnings (loss) per common share from continuing operations - diluted	$1.20	$0.44	$(8.40)	172.0%	#%
Weighted average number of common shares outstanding:
Basic	210.0	194.6	192.8
Diluted	213.9	214.2	192.8
Non-U.S. GAAP Adjusted EBITDA from continuing operations(2)	1,118.3	1,040.5	978.9	7.5%	6.3%
Non-U.S. GAAP Adjusted EPS from continuing operations	$1.86	$1.39	$0.97	33.8%	43.3%

#	Denotes a variance greater than or equal to 100%, or not meaningful.
(1)

During the fourth quarter of 2014, we changed the method of valuing our inventories that used LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO.  We applied this change in accounting principle retrospectively. Accordingly certain previously reported financial information has been revised.  See Note 2, “Summary of Significant Accounting Policies – Inventories” for additional details regarding this accounting policy change.

(2)	See “Diluted Net Earnings per Common Share” for a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP adjusted EPS.

Diluted Net Earnings per Common Share

The following table presents a reconciliation of our U.S. GAAP EPS to non-U.S. GAAP adjusted EPS.

	Year Ended December 31,
	2014		2013		2012
	Net		Net		Net
(In millions, except per share data)	Earnings	EPS	Earnings(1)	EPS(1)	Earnings(1)	EPS(1)
U.S. GAAP net earnings and EPS available to common stockholders from continuing operations (2)	$258.1	$1.20	$95.3	$0.44	$(1,619.0)	$(8.40)
Special items(3)	140.8	0.66	203.8	0.95	1,826.2	9.37
Non-U.S. GAAP adjusted net earnings and EPS available to common stockholders - continuing operations	$398.9	$1.86	$299.1	$1.39	$207.2	$0.97
Weighted average number of common shares outstanding - Diluted		213.9		214.2		211.2

(1)

During the fourth quarter of 2014, we changed the method of valuing our inventories that used LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO.  We applied this change in accounting principle retrospectively. Accordingly all previously reported financial information has been revised. See Note 2, “Summary of Significant Accounting Policies – Inventories” for additional details regarding this accounting policy change.

(2)	Net earnings per common share are calculated under the two-class method.
(3)	Special items are certain one-time costs/credits that are included in our U.S. GAAP reported results.

For 2014, special items primarily included restructuring and other associated costs related to our restructuring programs of $102 million ($84 million, net of taxes), foreign currency exchange losses related to Venezuelan subsidiaries of $20 million ($20 million, net of taxes), loss on debt redemption and refinancing activities of $103 million ($67 million, net of taxes), and costs related to development grant matter of $14 million ($14 million, net of taxes). These amounts were partially offset by our gain on Claims Settlement of $21 million and $46 million of additional tax benefits directly and indirectly related to the Grace settlement, including the release of reserve related to unrecognized tax benefits, valuation allowances and unremitted earnings.

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

For 2012, for purposes of calculating Adjusted EPS, the dilutive impact of: (i) the effect of the assumed issuance of 18 million shares of common stock reserved for the Settlement agreement and (ii) the effect of non-vested restricted stock and restricted stock units using the treasury stock method was included because we reported adjusted net earnings for 2012. These shares differ from the shares used to calculate net loss per common share included in the consolidated statement of operations for U.S. GAAP reporting purposes because we reported a net loss for 2012, which does not include the effect of the items mentioned above as the effect was anti-dilutive. See Note 21, “Net Earnings (Loss) Per Common Share,” for details on the calculation of our U.S. GAAP basic and diluted EPS and “Non-U.S. GAAP Information” above, for further details.

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Year Ended December 31,
	2014		2013		2012
		Effective		Effective		Effective
(In millions)	Provision	Tax Rate	Provision(1)	Tax Rate(1)	Provision (Benefit)(1)	Tax Rate(1)
U.S. GAAP	$9.1	3.4%	$84.9	47.1%	$(265.4)	14.1%
Non-U.S. GAAP	$113.0	22.1%	$78.2	20.7%	$70.7	25.4%

(1)

During the fourth quarter of 2014, we changed the method of valuing our inventories that used LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO.  We applied this change in accounting principle retrospectively. Accordingly all previously reported financial information has been revised. See Note 2, “Summary of Significant Accounting Policies – Inventories” for additional details regarding this accounting policy change.

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

The following table presents the approximate favorable or (unfavorable) impact foreign currency translation had on some of our consolidated financial results:

(In millions)	2014 vs. 2013	2013 vs. 2012
Net sales	$(183.3)	$(75.6)
Cost of sales (1)	$125.1	$64.5
Selling, general and administrative expenses	$29.5	$9.4
Net earnings from continuing operations(1)	$(18.2)	$1.2
Adjusted EBITDA (1)	$(30.1)	$(0.6)

(1)

During the fourth quarter of 2014, we changed the method of valuing our inventories that used LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO.  We applied this change in accounting principle retrospectively. Accordingly all previously reported financial information has been revised. See Note 2, “Summary of Significant Accounting Policies – Inventories” for additional details regarding this accounting policy change.

Net Sales by Geographic Region

Net sales by geographic region for three years ended December 31, 2014 as follows:

	Year Ended December 31,			2014 vs. 2013	2013 vs. 2012
(In millions)	2014	2013 (1)	2012(1)	% Change	% Change
North America	$3,071.9	$3,004.9	$2,952.4	2.2%	1.8%
As a % of net sales	39.6%	39.1%	39.1%
Europe	$2,447.1	$2,427.3	$2,416.5	0.8%	0.4%
As a % of net sales	31.6%	31.6%	32.0%
Latin America	$807.5	$840.7	$799.7	(3.9)%	5.1%
As a % of net sales	10.4%	10.9%	10.6%
AMAT(2)	$869.5	$845.1	$794.4	2.9%	6.4%
As a % of net sales	11.2%	11.0%	10.5%
JANZ(3)	$554.5	$572.8	$596.2	(3.2)%	(3.9)%
As a % of net sales	7.2%	7.4%	7.9%
Total	$7,750.5	$7,690.8	$7,559.2	0.8%	1.7%

(1)

As of January 1, 2013, the Company changed the measure for analyzing sales by geographic regions. Sales attributed to each geographic region in the table above are based on customer destination. Prior to January 1, 2013, sales were attributable to geographic region based on shipping origin.

(2)	AMAT = Asia, Middle East, Africa and Turkey
(3)	JANZ = Japan, Australia and New Zealand

By geographic region, the components of the increase in net sales for 2014 compared with 2013 were as follows:

(In millions)	North America		Europe		Latin America		AMAT		JANZ		Total
2013 net sales(1)	$3,004.9		$2,427.3		$840.7		$845.1		$572.8		$7,690.8

Volume-Units	(13.4)	(0.5)%	(2.6)	(0.1)%	(26.2)	(3.1)%	36.7	4.3%	(0.9)	(0.2)%	(6.4)	—%
Product price/mix	99.0	3.3%	20.1	0.8%	96.5	11.5%	21.8	2.6%	12.0	2.1%	249.4	3.2%
Total constant dollar change (Non-U.S. GAAP)	85.6	2.8%	17.5	0.7%	70.3	8.4%	58.5	6.9%	11.1	1.9%	243.0	3.2%
Foreign currency translation	(18.6)	(0.6)%	2.3	0.1%	(103.5)	(12.3)%	(34.1)	(4.0)%	(29.4)	(5.1)%	(183.3)	(2.4)%
Total	67.0	2.2%	19.8	0.8%	(33.2)	(3.9)%	24.4	2.9%	(18.3)	(3.2)%	59.7	0.8%

2014 net sales	$3,071.9		$2,447.1		$807.5		$869.5		$554.5		$7,750.5

(1)

As of January 1, 2013, the Company changed the measure for analyzing sales by geographic regions. Sales attributed to each geographic region in the table above are based on customer destination. Prior to January 1, 2013, sales were attributable to geographic region based on shipping origin.

By geographic region, the components of the increase in net sales for 2013 compared with 2012 were as follows:

(In millions)	North America		Europe		Latin America		AMAT		JANZ		Total

2012 net sales(1)	$2,952.4		$2,416.5		$799.7		$794.4		$596.2		$7,559.2

Volume-Units	18.7	0.6%	(2.2)	(0.1)%	36.5	4.6%	54.3	6.8%	6.7	1.1%	114.0	1.5%
Volumes - Acquired business, net of (dispositions)	(1.2)	—%	0.3	—%	0.1	—%	0.3	—%	—	—%	(0.5)	—%
Product price/mix	44.5	1.5%	(3.8)	(0.2)%	40.5	5.1%	16.3	2.0%	(3.8)	(0.6)%	93.7	1.2%
Total constant dollar change (Non-U.S. GAAP)	62.0	2.1%	(5.7)	(0.3)%	77.1	9.7%	70.9	8.8%	2.9	0.5%	207.2	2.7%
Foreign currency translation	(7.5)	(0.3)%	37.1	1.5%	(52.5)	(6.6)%	(18.6)	(2.3)%	(34.1)	(5.7)%	(75.6)	(1.0)%
Total change (U.S. GAAP)	54.5	1.8%	31.4	1.2%	24.6	3.1%	52.3	6.5%	(31.2)	(5.2)%	131.6	1.7%

2013 net sales(1)	$3,006.9		$2,447.9		$824.3		$846.7		$565.0		$7,690.8

(1)	Net sales in the above table are attributed to geographic region based on shipping origin.

Net Sales by Segment

The following table presents net sales by our segment reporting structure:

	Year Ended December 31,			2014 vs. 2013	2013 vs. 2012
(In millions)	2014	2013	2012	% Change	% Change
Net Sales:
Food Care	$3,835.3	$3,814.2	$3,744.0	0.6%	1.9%
As a % of Total Company net sales	49.5%	49.6%	49.5%
Diversey Care	2,173.1	2,160.8	2,131.9	0.6%	1.4%
As a % of Total Company net sales	28.0%	28.1%	28.2%
Product Care	1,655.0	1,610.0	1,580.4	2.8%	1.9%
As a % of Total Company net sales	21.4%	20.9%	20.9%
Total Reportable Segments	7,663.4	7,585.0	7,456.3	1.0%	1.7%
Other	87.1	105.8	102.9	(17.7)%	2.8%
Total Company	$7,750.5	$7,690.8	$7,559.2	0.8%	1.7%

Components of Change in Net Sales by Segment

The following tables present the components of change in net sales by our segment reporting structure for 2014 compared with 2013 and 2013 compared with 2012. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

(In millions)	Food Care		Diversey Care		Product Care		Other		Total Company
2013 Net Sales	$3,814.2		$2,160.8		$1,610.0		$105.8		$7,690.8

Volume - Units	(16.1)	(0.4)%	27.4	1.3%	2.6	0.2%	(20.3)	(19.2)%	(6.4)	—%
Product price/mix(1)	154.2	4.0%	37.4	1.7%	55.7	3.5%	2.1	2.0%	249.4	3.2%
Total constant dollar change (Non-U.S. GAAP)	138.1	3.6%	64.8	3.0%	58.3	3.7%	(18.2)	(17.2)%	243.0	3.2%
Foreign currency translation	(117.0)	(3.0)%	(52.5)	(2.4)%	(13.3)	(0.9)%	(0.5)	(0.5)%	(183.3)	(2.4)%
Total change (U.S. GAAP)	21.1	0.6%	12.3	0.6%	45.0	2.8%	(18.7)	(17.7)%	59.7	0.8%

2014 Net Sales	$3,835.3		$2,173.1		$1,655.0		$87.1		$7,750.5

(In millions)	Food Care		Diversey Care		Product Care		Other		Total Company
2012 Net Sales	$3,744.0		$2,131.9		$1,580.4		$102.9		$7,559.2

Volume - Units	62.1	1.7%	11.3	0.5%	40.6	2.6%	—	—%	114.0	1.5%
Volumes - Acquired business, net of (dispositions)	—	—%	—	—%	—	—%	(0.5)	(0.5)%	(0.5)	—%
Product price/mix(1)	60.9	1.6%	32.8	1.5%	(2.5)	(0.2)%	2.5	2.5%	93.7	1.2%
Total constant dollar change (Non- U.S. GAAP)	123.0	3.3%	44.1	2.0%	38.1	2.4%	2.0	2.0%	207.2	2.7%
Foreign currency translation	(52.8)	(1.4)%	(15.2)	(0.6)%	(8.5)	(0.5)%	0.9	0.8%	(75.6)	(1.0)%
Total change (U.S. GAAP)	70.2	1.9%	28.9	1.4%	29.6	1.9%	2.9	2.8%	131.6	1.7%

2013 Net Sales	$3,814.2		$2,160.8		$1,610.0		$105.8		$7,690.8

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

Food Care

2014 compared with 2013

The $138 million, or 4%, constant dollar increase in net sales in 2014 compared with 2013 was primarily due to:

●

favorable product price/mix in all regions, primarily in Latin America of $72 million, or 13%, North America $60 million, or 4%, and JANZ $11 million, or 3%, reflecting favorable results from the progression of our pricing and value initiatives implemented to offset increase in raw material costs, currency de-valuation and non-material inflationary costs; and

●	higher unit volumes in Europe of $20 million, or 2%, and AMAT of $12 million, or 4%, due to strong demand for our innovative products, value added solutions and new platforms.

These favorable drivers were partially offset by lower unit volumes in North America of $26 million, or 2%, in Latin America of $17 million, or 3%, largely attributable to a decline in beef production in North America and PED virus impact related to the pork market in both North America and Mexico.

2013 compared with 2012

The $123 million, or 3%, constant dollar increase in net sales in 2013 compared with 2012 was primarily due to

●

higher unit volumes in AMAT of $32 million, or 12%, and in Latin America of $25 million, or 5%, due to an increase in beef production rates, hygiene standards as well as strong customer acceptance of new products; and

●

favorable product price/mix in Latin America of $32 million, or 6%, and in North America of $26 million, or 2%, reflecting favorable results from the progression of our pricing initiatives implemented to offset increases in raw material costs, specifically in Brazil, Argentina and in the U.S.

Diversey Care

2014 compared with 2013

The $65 million, or 3%, constant dollar increase in net sales in 2014 compared with 2013 was primarily due to:

●

higher unit volumes in AMAT of $20 million, or 5%, in North America of $13 million, or 2%, and in Latin America of $11 million, or 6%, due to increase sales as a result of new customers and strong end market demand, especially in the building service contractor, food service and hospitality sectors; and

●

favorable product price/mix in Latin America of $17 million, or 9%, in AMAT of $12 million, or 3% and in Europe of $9 million, or 1%. These increases were due to the favorable impact from our effort to eliminate low margin business and improve the quality of our earnings.

These favorable drivers were offset by lower unit volumes in Europe $14 million, or 1%, due to the continuing economic challenges in this region and our customer and product rationalization efforts.

2013 compared with 2012

The $44 million, or 2%, constant dollar increase in net sales in 2013 compared with 2012 was primarily due to:

●

favorable product price/mix of $25 million, or 2%. This increase is primarily due to our pricing actions in 2013 in all regions, primarily in Latin America and AMAT, which have more than offset input cost increases;

●	higher unit volumes in AMAT of $21 million, or 6%, due to growth primarily in the hospitality and food service sectors; and
●	higher unit volumes in Latin America of $11 million, or 6%, due to growth in food services, channel and retail sectors.

These favorable factors were offset by lower unit volumes in Europe of $13 million, or 1%, due to the economic challenges in this region.

Product Care

2014 compared with 2013

The $58 million, or 4%, constant dollar increase in net sales in 2014 compared with 2013 was primarily due to:

●

favorable product price/mix in all regions, primarily in North America of $41 million, or 4%, and in Latin America of $8 million, or 10%, reflecting results from our focus on shifting our business from general use towards high-performance packaging solutions, including cushioning and packaging systems, and the progression of our pricing and value initiatives implemented to offset increases in raw material costs and non-material inflationary costs as well as currency devaluation; and

●

higher unit volumes of $3 million, which was reflective of growth in the e-commerce and third-party logistics sectors in all regions, partially offset by lower unit volumes from our sales in our general use products as result of our product rationalization efforts.

2013 compared with 2012

The $38 million, or 2%, constant dollar increase in net sales in 2013 compared with 2012 was primarily due to:

●	an increase in unit volumes of $21 million, or 2% in North America, $8 million, or 8% in JANZ and $7 million, or 2% in Europe, primarily due to strong growth in the packaging systems sector; and
●

favorable product price/mix of $8 million, or 1% in North America reflecting results from the progression of our pricing initiatives implemented in North America in the fourth quarter of 2013 to offset increases in raw material costs, which was partially offset by unfavorable product price/mix of $7 million, or 2% in Europe, primarily related to consumer based and large e-commerce customers.

Cost of Sales

Cost of sales for the three years ended December 31, 2014 was as follows:

	Year Ended December 31,			2014 vs. 2013	2013 vs. 2012
(In millions)	2014	2013	2012	% Change	% Change
Net sales	$7,750.5	$7,690.8	$7,559.2	0.8%	1.7%
Cost of sales	5,062.9	5,100.9	5,038.7	(0.7)%	1.2%
As a % of net sales	65.3%	66.3%	66.7%

2014 compared with 2013

Cost of sales was impacted by favorable foreign currency translation of $125 million. On a constant dollar basis, cost of sales increased $87 million, or 2%, primarily due to:

●	the unfavorable impact of higher raw material costs of $78 million,
●	an increase in non-material inflationary costs of $41 million, primarily related to non-material inflation including salaries, wages and benefit expenses; and
●	increase in cash annual incentive compensation expense of $10 million primarily due to the change in the anticipated level of achievement of our annual cash incentive compensation targets.

These factors were partially offset by favorable impact of cost synergies of $47 million and other supply chain efficiencies.

We anticipate raw material costs will have a favorable impact on cost of sales in 2015 as compared with 2014; however, we also expect an unfavorable impact on net earnings related to foreign currency.  Our pricing actions could be placed under negative pressure due to declines in raw material costs, and could result in a loss of sales volumes as certain customers may choose to purchase products from our competitors at lower prices.

2013 compared with 2012

Cost of sales was impacted by a favorable foreign currency translation impact of $62 million. On a constant dollar basis, cost of sales increased $128 million, or 3%. Some of the factors that contributed to the increase in cost of sales were:

•	higher raw material costs of $38 million;
•	inflationary costs of $46 million, primarily related to non-material inflation including salaries, wages and benefit expenses;
•	higher profit sharing expense of $7 million due to achieving most of our 2013 financial performance goals; and
•	higher freight costs of $7 million; and increased costs to support higher unit volumes.

These factors were partially offset by the favorable impact of:

•	incremental cost synergies associated with IOP of $44 million; and
•	lower associated costs incurred with the implementation of IOP of $9 million.

Cost of sales as a percentage of net sales decreased in the last three years primarily reflecting manufacturing efficiency improvements and synergies from our restructuring programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three years ended December 31, 2014 are included in the table below.

	Year Ended December 31,			2014 vs. 2013	2013 vs. 2012
(In millions)	2014	2013	2012	% Change	% Change
Selling, general and administrative expenses	1,837.2	1,749.1	1,756.7	5.0%	(0.4)%
As a % of net sales	23.7%	22.7%	23.2%

2014 compared with 2013

SG&A expenses were impacted by favorable foreign currency translation of $29 million. On a constant dollar basis, SG&A expenses increased $117 million, or 7%. This increase was primarily due to:

●

higher compensation and benefits expenses of $89 million, including the impact of annual salary increases and inflation of $54 million and, to a lesser extent, the impact of higher cash annual incentive compensation expense of $35 million primarily due to the change in the anticipated level of achievement of our annual cash incentive compensation targets;

●

higher performance based annual incentive compensation expense of $24 million, primarily due to the change in the anticipated level of achievement related to certain PSU award programs as well as the impact of new PSU award programs approved in 2014;

●	costs related to development grant matter of $14 million;
●	higher information system expense of $12 million, primarily due to our ERP software implementations and upgrades in 2014;
●	higher sales and marketing expense of $6 million, primarily due to support our sales expansion in AMAT and other developing regions,
●	incremental costs incurred with the implementation of restructuring programs of $5 million; and
●	incremental costs incurred as a result of termination of licensing agreement of $3 million.

These factors were partially offset by the favorable impact of cost synergies of $50 million realized from our restructuring activities.

2013 compared with 2012

Selling, general and administrative expenses were impacted by a favorable foreign currency translation impact of $9 million. On a constant dollar basis, selling, general and administrative expenses increased $2 million, primarily due to:

●	higher inflationary costs of $35 million, including the impact of salaries, wages and benefit expenses;
●	higher performance based annual incentive compensation of $25 million and higher profit sharing expense of $9 million, primarily due to achieving most of our 2013 financial performance goals; and
●	incremental costs incurred with the implementation of restructuring programs of $13 million.

These factors were partially offset by the favorable impact of cost synergies associated with IOP of $68 million.

Amortization Expense of Intangible Assets Acquired

Amortization expense of intangible assets acquired for the three years ended December 31, 2014 was as follows:

	Year Ended December 31,			2014 vs. 2013	2013 vs. 2012
(In millions)	2014	2013	2012	% Change	% Change
Amortization expense of intangible assets acquired	$118.9	$123.2	$132.7	(3.5)%	(7.2)%
As a % of net sales	1.5%	1.6%	1.8%

Amortization expense of intangible was impacted by favorable foreign currency translation of $1 million. On a constant dollar basis, amortization expenses decreased $3 million, or 3%. This decrease was primarily due to certain license agreements and software which we acquired as part of the Diversey acquisition, which were fully amortized as of September, 2014.

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

In 2012, we recorded a pre-tax non-cash impairment charge of $1,892 million of goodwill and other intangible assets.

As part of our evaluation in 2014 and 2013, the profitability and operating performance of the Diversey Care and Hygiene Solutions reporting units showed improvement compared to 2012. This operating performance improvement was factored into our annual multi-year strategic forecasting and planning process, which was prepared for all of our reporting units in the second half of each year. In connection with this process, we evaluated the near and long-term expected business performance of all the reporting units and considered the long-term market conditions and business trends within each of the reporting units.  As a result of this annual evaluation, there was no indication of impairment for any of the reporting units in 2014 and 2013.

See Note 7, “Goodwill and Identifiable Intangible Assets,” for details of our goodwill balance and the goodwill reviews performed in 2014, 2013 and 2012 and other related information.

Stock Appreciation Rights Expense

SARs expense for the three years ended December 31, 2014 is as follows:

	Year Ended December 31,			2014 vs. 2013	2013 vs. 2012
(In millions)	2014	2013	2012	% Change	% Change
Stock appreciation rights expense	$8.1	$38.1	$18.4	(78.7)%	107.1%
As a % of net sales	0.1%	0.5%	0.2%

SARs expense includes the impact of changes in the share price of our common stock. The share price of our common stock increased 25% in 2014 as compared to an increase of approximately 94% in 2013. See Note 18, “Stockholder’s Equity,” for further details of our SARs program. As of December 31, 2014, we had approximately 600,000 SARs outstanding, of which approximately 300,000 were unvested and will vest entirely by March 31, 2015.

Integration Related Costs

We recorded integration related costs approximately $4 million in 2014, $1 million in 2013 and $7 million in 2012. These costs primarily consist of professional and consulting fees.

Restructuring Activities

Fusion

On December 18, 2014, the Board of Directors of the Company approved a new restructuring plan (the “Fusion Program” or the “Plan”), which consists of a portfolio of restructuring projects across all of our divisions as part of our transformation of Sealed Air Corporation into a knowledge-based company, including reduction in headcount and consolidation and relocation of certain facilities and offices, including the relocation of the Company’s headquarters to Charlotte, NC as announced on July 23, 2014.

The Company currently estimates that it will incur aggregate costs of approximately $275 million to $285 million in connection with the implementation of this Plan.  The net cash cost of the Plan is expected to be in the range of $210 million to $220 million. The costs associated with the Plan, the majority of which are expected to be incurred between 2015 and 2017, will primarily consist of (i) a reduction in headcount through reorganization and integration, including severance and termination benefits for employees, expected to be approximately $115 million to $120 million, and (ii) other costs associated with the Plan, primarily relating to the rationalization, consolidation and relocation of certain portions of our global supply chain and other facilities and offices, expected to be approximately $160 million to $165 million. Included in the total cash costs, the Company anticipates approximately $55 million to $65 million of capital expenditures related to the Plan, of which the majority is expected to be incurred between 2015 and 2016. The Plan is expected to be substantially complete by the end of 2017.

  The Plan is currently estimated to generate annualized synergies of approximately $80 million to $85 million by the end of 2018.  Additionally, the Plan is expected to generate cash and benefits of approximately $65 million from the sale of certain assets, state and local incentives in connection with the relocation of the Company’s headquarters and reductions in working capital. These amounts are preliminary estimates based on the information currently available to management.

Earnings Quality Improvement Program (EQIP)

On May 1, 2013, we commenced with our EQIP, which is an initiative to deliver meaningful cost savings and network optimization. The plan is estimated to generate annualized savings of approximately $90-$110 million by the end of 2016. We achieved $69 million incremental cost synergies in 2014 related to this program compared with 2013. We achieved these synergies in cost of sales ($28 million) and in selling, general and administrative expenses ($41 million), primarily in our Food Care and Diversey Care divisions.

Integration and Optimization Program (IOP)

In December 2011, we initiated a restructuring program associated with the integration of Diversey’s business following our acquisition of Diversey on October 3, 2011. This program is expected to be substantially completed by the end of 2015. We achieved $27 million incremental cost synergies in 2014 related to this program compared with 2013. We achieved these synergies in cost of sales ($18 million) and in selling, general and administrative expenses ($9 million), primarily in our Food Care and Diversey Care divisions.

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

Adjusted EBITDA by Segment

As of January 1, 2014, the Company changed the segment measure in which the management assesses segment performance and makes allocation decisions by segment from operating profit (a U.S. GAAP financial measure) to Adjusted EBITDA (a non-U.S. GAAP financial measure). Adjusted EBITDA is defined as Earnings before Interest Expense, Taxes, Depreciation and Amortization, adjusted to exclude the impact of special items. See “Use of Non-U.S. GAAP Information” above for a discussion of special items and further information of our use of non-U.S. GAAP measures.

We allocate and disclose depreciation and amortization expense to our segments, although property and equipment, net is not allocated to the segment assets, nor is depreciation and amortization included in the segment performance metric Adjusted EBITDA. We also allocate and disclose restructuring and other charges and impairment of goodwill and other intangible assets by segment, although it is not included in the segment performance metric Adjusted EBITDA since restructuring and other charges and impairment of goodwill and other intangible assets are categorized as special items. The accounting policies of the reportable segments and Other are the same as those applied to the consolidated financial statements.

See Note 4, “Segments,” for the reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings from continuing operations and other segment details.

	Year Ended December 31,			2014 vs. 2013	2013 vs. 2012
(In millions)	2014	2013(1)	2012(1)	Change	Change
Food Care	$670.2	$614.7	$576.3	9.0%	6.7%
Adjusted EBITDA Margin	17.5%	16.1%	15.4%
Diversey Care	245.0	237.3	217.9	3.2%	8.9%
Adjusted EBITDA Margin	11.3%	11.0%	10.2%
Product Care	292.7	266.3	267.0	9.9%	(0.3)%
Adjusted EBITDA Margin	17.7%	16.5%	16.9%
Total Reportable Segments Adjusted EBITDA	1,207.9	1,118.3	1,061.2	8.0%	5.4%
Other	(89.6)	(77.8)	(82.3)	15.2%	(5.5)%
Non-U.S. GAAP Total Company Adjusted EBITDA	$1,118.3	$1,040.5	$978.9	7.5%	6.3%
Adjusted EBITDA Margin	14.4%	13.5%	12.9%

(1)

During the fourth quarter of 2014, we changed the method of valuing our inventories that used LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO. We applied this change in accounting principle retrospectively. Accordingly all previously reported financial information has been revised.  See Note 2, “Summary of Significant Accounting Policies – Inventories” for additional details regarding this accounting policy change.

The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment in the three years ended December 31, 2014 as compared with the prior year.

Food Care

2014 compared with 2013

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $20 million. On a constant dollar basis, Adjusted EBITDA increased $75 million, or 12%, in 2014 compared with the same period in 2013 primarily due to the impact of:

●	impact of favorable product/price mix, margin expansion, and manufacturing efficiency improvements of $87 million;
●	cost synergies of $51 million primarily due to EQIP restructuring program.

These favorable drivers were partially offset by:

●

an increase in SG&A and other expense of $51 million, primarily due to compensation and benefits expense of $22 million, including the impact of annual salary increases and inflation, higher annual cash incentive compensation expense of $22 million, and increase in research and development expense; and

●	an unfavorable impact of lower unit volumes of $12 million.

2013 compared with 2012

The increase in Food Care’s Adjusted EBITDA was primarily due to the impact of cost synergies associated with IOP of $58 million, impact of higher volumes of $20 million, and the impact of favorable product/price mix and manufacturing efficiency improvements of $25 million. These factors were partially offset by higher performance based annual incentive compensation of $21 million, higher selling, general and administrative expenses incurred in support of the increase in net sales as well as non-material supply chain inflation.

Diversey Care

2014 compared with 2013

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $10 million. On a constant dollar basis, Adjusted EBITDA increased $18 million, or 8%, in 2014 compared with the same period in 2013 primarily due to the impact of:

●	impact of favorable product/price mix and manufacturing efficiency improvements of $26 million;
●	impact of higher unit volumes of $9 million; and
●	cost synergies of $23 million primarily due to EQIP restructuring program.

These favorable drivers were partially offset by:

●

an increase in SG&A and other expense of $40 million, primarily due to compensation and benefits expense of $22 million, including the impact of annual salary increases, and inflation and higher annual cash incentive compensation expense of $8 million; and an increase in expense of $6 million for sales and marketing primarily to support our sales expansion in AMAT.

2013 compared with 2012

The increase in Diversey Care’s Adjusted EBITDA was primarily due to the impact of cost synergies associated with IOP of $34 million, and favorable product/price mix and manufacturing efficiency improvements of $20 million. These factors were partially offset by non-material supply chain inflation costs, and higher performance based annual incentive compensation of $7 million.

Product Care

2014 compared with 2013

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $2 million. On a constant dollar basis, Adjusted EBITDA increased $28 million, or 11%, in 2014 compared with the same period in 2013 primarily due to the impact of:

●	impact of favorable product/price mix and manufacturing efficiency improvements of $37 million;
●	cost synergies of $17 million primarily due to EQIP restructuring program.

These favorable drivers were partially offset by:

●

an increase in SG&A and other expense of $24 million, primarily due to compensation and benefits expense of $7 million, including the impact of annual salary increases, and inflation and higher annual cash incentive compensation expense of $12 million, and increase in research and development, sales and marketing expenses and other SG&A expenses to support the sales expansion in developing regions.

2013 compared with 2012

The decline in Product Care’s Adjusted EBITDA was primarily due to unfavorable impact of non-material supply chain inflation costs, higher selling, general and administrative expenses and higher performance based annual incentive compensation of $7 million. These factors were partially offset by incremental cost synergies associated with IOP of $19 million and the impact of higher volumes of $16 million.

Other

2014 compared with 2013

This category’s Adjusted EBITDA loss increased $12 million in 2014 as compared with 2013, primarily due to higher information systems expense of $8 million in Corporate related to our ERP software implementations and upgrades in 2014. Additionally, lower volumes in our Medical Applications and New Venture business had an unfavorable impact of $7 million.

2013 compared with 2012

The increase in Other Adjusted EBITDA was primarily due to the favorable impact of positive price/mix and lower research and development costs as a result of the decision we made to abandon future development work on a project included in our new ventures business.

Reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP Net Earnings (Loss) from Continuing Operations

The following table shows a reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP net earnings from continuing operations:

	Year Ended December 31,
(In millions)	2014	2013(1)	2012(1)
Non-U.S. GAAP Total Company Adjusted EBITDA	$1,118.3	$1,040.5	$978.9
Depreciation and amortization (2)	(320.8)	(307.5)	(317.1)
Special items:
Write down of non-strategic assets included in depreciation and amortization	2.1	5.3	0.8
Restructuring and other charges(3)	(65.7)	(73.8)	(142.5)
Other restructuring associated costs included in cost of sales and selling general and administrative expenses	(34.2)	(32.0)	(38.9)
Development grant matter included in selling, general and administrative expenses	(14.0)	—	—
Termination of licensing agreement	(5.3)	—	—
Relocation costs included in selling, general and administrative expenses	(2.4)	—	—
SARs	(8.1)	(38.1)	(18.4)
Integration related costs	(4.1)	(1.1)	(7.4)
Impairment of goodwill and other intangible assets	—	—	(1,892.3)
Impairment of equity method investment including related bad debt write-down of $2.3 million in 2012	(5.7)	(2.1)	(25.8)
Foreign currency exchange losses related to Venezuelan subsidiaries	(20.4)	(13.1)	(0.4)
Loss on debt redemption and refinancing activities	(102.5)	(36.3)	(36.9)
Gain from Claims Settlement in 2014 and related costs	20.3	(1.0)	(0.7)
Non-operating charge for contingent guarantee included in other income (expense), net	(2.5)	—	—
Other income (expense), net	(0.1)	0.4	1.0
Interest expense	(287.7)	(361.0)	(384.7)
Income tax provision (benefit)	9.1	84.9	(265.4)
U.S. GAAP net earnings (loss) from continuing operations	$258.1	$95.3	$(1,619.0)

(1)

During the fourth quarter of 2014, we changed the method of valuing our inventories that used LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO.  We applied this change in accounting principle retrospectively. Accordingly all previously reported financial information has been revised. See Note 2, “Summary of Significant Accounting Policies – Inventories” for additional details regarding this accounting policy change.

(2)	Depreciation and amortization by segment, including share-based incentive compensation, is as follows:

	Year Ended December 31,
(In millions)	2014	2013	2012
Food Care	$121.3	$118.4	$140.0
Diversey Care	126.3	132.3	127.6
Product Care	41.4	38.2	37.9
Total reportable segments	289.0	288.9	305.5
Other	31.8	18.6	11.6
Total Company depreciation and amortization	$320.8	$307.5	$317.1

(3)	Restructuring and other charges by our segment reporting structure were as follows:

	Year Ended December 31,
(In millions)	2014	2013	2012
Food Care	$27.3	$25.1	$72.0
Diversey Care	24.3	32.2	53.1
Product Care	13.6	16.4	16.7
Total reportable segments	65.2	73.7	141.8
Other	0.5	0.1	0.7
Total Company restructuring and other charges	$65.7	$73.8	$142.5

The restructuring and other charges in 2014 and 2013 primarily relate to our previously announced Earnings Quality Improvement Program (EQIP). The restructuring and other charges in 2012 primarily relate to the Integration and Optimization Program (IOP). See Note 9, “Restructuring and Relocation Activities,” for further discussion.

Interest Expense

Interest expense includes the stated interest rate on our outstanding debt, as well as the net impact of capitalized interest, the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs and credit facility fees, bond discounts, and terminated treasury locks.

Interest expense for the three years ended December 31, 2014 was as follows:

	Year Ended December 31,			2014 vs. 2013	2013 vs. 2012
(In millions)	2014	2013	2012	Change	Change
Interest expense on the amount payable for the Settlement agreement(1)	$4.6	$48.2	$45.7	$(43.6)	$2.5
Interest expense on our various debt instruments:
5.625% Senior Notes due July 2013 (2)	—	—	19.2	—	(19.2)
12% Senior Notes due February 2014(3)	2.1	14.9	15.2	(12.8)	(0.3)
Term Loan A due July, 2017(4)(6)	2.1	—	—	2.1	—
Term Loan A due July 2019 (October 2016 prior to refinance)(4)(6)	26.9	30.4	35.8	(3.5)	(5.4)
Term Loan B due October 2018 (4)(6)	14.6	37.1	64.0	(22.5)	(26.9)
Revolving credit facility due July 2019 (October 2016 prior to refinance)(4)(6)	8.4	4.2	4.1	4.2	0.1
7.875% Senior Notes due June 2017(5)	—	7.6	33.3	(7.6)	(25.7)
8.125% Senior Notes due September 2019(7)	57.3	62.4	62.3	(5.1)	0.1
6.50% Senior Notes due December 2020	26.7	28.3	2.5	(1.6)	25.8
8.375% Senior Notes due September 2021	64.1	63.9	63.8	0.2	0.1
4.875% Senior Notes due December 2022(7)	2.2	—	—	2.2	—
5.25% Senior Notes due April 2023(5)	23.0	17.8	—	5.2	17.8
5.125% Senior Notes due December 2024(7)	2.3	—	—	2.3	—
6.875% Senior Notes due July 2033	30.9	30.9	30.9	—	—
Other interest expense	28.7	20.2	13.4	8.5	6.8
Less: capitalized interest	(6.2)	(4.9)	(5.5)	(1.3)	0.6
Total	$287.7	$361.0	$384.7	$(73.3)	$(23.7)

(1)

The decline in interest expense in 2014 as compared with 2013 was due to the funding of the cash payment for the Settlement agreement on February 3, 2014. See Note 17, “Commitments and Contingencies” for further details.

(2)

In November 2012, we issued $425 million of 6.50% Senior Notes due 2020. Substantially all of the proceeds from this offering were used to purchase the outstanding amount ($400 million) of the 5.625% Senior Notes due July 2013.

(3)	We repaid the notes upon maturity on February 14, 2014.
(4)

In connection with the acquisition of Diversey on October 3, 2011, we entered into a senior credit facility consisting of: (i) a $1.1 billion multicurrency Term Loan A Facility, (ii) a $1.2 billion multicurrency Term Loan B Facility and (iii) a $700 million revolving credit facility. We also issued $750 million of 8.125% Senior Notes and $750 million of 8.375% Senior Notes.

(5)

In March 2013, we issued $425 million of 5.25% Senior Notes due 2023. Substantially all of the proceeds from this offering were used to purchase the outstanding amount ($400 million) of the 7.875% Senior Notes due July 2017. See Note 11, “Debt and Credit Facilities,” and “Loss on Debt Redemption” below for further details.

(6)	On July 25, 2014 the Company entered into a second restatement agreement, see Note 11, “Debt and Credit Facilities” for further information.
(7)

In November 2014, we issued $425 million of 4.875% Senior Notes and $425 million of 5.125% notes and used substantially all of the proceeds to retire the 8.125% Senior Notes due September 2019. See Note 11, “Debt and Credit Facilities” for further information.

Loss on Debt Redemption

2014

In the fourth quarter 2014, we issued $425 million of 4.875% Senior Notes due December 1, 2022 and $425 million of 5.125% Senior Notes due December 1, 2024.  The proceeds from these notes were used to repurchase the company’s $750 million 8.125% Senior Notes due September 2019.  The aggregate repurchase price was $837 million, which included the principal amount of $750 million, a premium of $75 million and accrued interest of $13 million.  We recognized a total pre-tax loss of $84 million on the repurchase, which included the premiums mentioned above. Also included in the loss on debt redemption was $9 million of accelerated amortization of original non-lender fees related to the 8.125% Senior Notes due September 2019.

On July 25, 2014, we entered into a second restatement agreement (the “Second Restatement Agreement”) whereby our senior secured credit facility was amended and restated (the “Second Amended and Restated Credit Agreement”) with Bank of America, N.A., as agent, and the other financial institutions party thereto. On August 29, 2014, we completed the $100 million delayed draw of the Term Loan A facility. In connection with this loan, we also entered into interest rate and currency swaps in a notional amount of $100 million, which convert our floating U.S. dollar denominated obligation under the Term Loan A into a fixed rate Brazilian real denominated obligation. As a result of the Second Restatement Agreement, we recognized $18 million of loss on debt redemption in our consolidated statements of operations. This amount includes $13 million of accelerated amortization of original issuance discount related to the Term Loan B and lender and non-lender fees related to the entire credit facility. Also included in the loss on debt redemption was $5 million of non-lender fees incurred in connection with the Second Restatement Agreement. In addition, we incurred $2 million of lender fees that are included in the carrying amounts of the outstanding debt under the credit facility. We also capitalized $5 million of non-lender fees that are included in other assets on our consolidated balance sheet.

2013

In November 2013, we amended our senior secured credit facility (the “Amended Credit Facility”). The amendment refinanced the Term Loan B facilities with a $525 million Term Loan B dollar tranche and a €128 million Term Loan B euro tranche. In connection therewith, among other things, (i) the interest margin on each tranche was decreased by 0.75%, and (ii) the minimum Eurocurrency rate under the Term Loan B facilities was reduced from 1.00% to 0.75%. We prepaid $101 million and refinanced the remaining principal amount of $697 million of the euro and U.S. dollar denominated portions of the original Term Loan B at 100% of their face value. We recognized a $4 million pre-tax loss on debt redemption included in our results of operations for 2013, consisting of accelerated unamortized original issuance discount, unamortized fees, and fees associated with the transaction.

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

See Note 11, “Debt and Credit Facilities” for details of our debt transactions.

Impairment of Equity Method Investments

2014

In 2014, we recognized an impairment of $6 million in connection with an equity method investment. This investment was not material to our consolidated financial position or results of operations.

2013

In 2013, we recognized an impairment of $2 million in connection with an equity method investment. This investment was not material to our consolidated financial position or results of operations.

2012

In September 2007, we established a joint venture that supports our Food Care segment. We account for the joint venture under the equity method of accounting with our proportionate share of net income or losses included in other expense, net, on the consolidated statements of operations.

During the first half of 2012, the joint venture performed below expectations, resulting in reduced cash flow and increasing debt obligations. Due to these events, we evaluated our equity method investment for impairment. During the three months ended June 30, 2012, based on reviewing undiscounted cash flow information, we determined that the fair value of our investment was less than its carrying value and that this impairment was other-than-temporary. As a result, we recorded a $4 million write-down of the carrying value of the investment to zero at June 30, 2012.

In connection with the establishment of the joint venture in 2007, we issued a guarantee in support of an uncommitted credit facility agreement that was entered into by the joint venture. Under the terms of the guarantee, if the joint venture were to default under the terms of the credit facility, the lender would be entitled to seek payment of the amounts due under the credit facility from us. As a result of the impairment, we believed it was probable we would need to perform under this guarantee and recorded a $20 million current liability in the second quarter of 2012, included in impairment of equity method investment on the consolidated statement of operations.  The guarantee liability is reflected in other current liabilities on the consolidated balance sheets as of December 31, 2014 and 2013 as we continue to believe it is probable that we will need to perform under this guarantee.  As of December 31, 2014, the joint venture has performed its obligations under the terms of the credit facility and the lender has not requested that we perform under the terms of the guarantee.

Total charges recorded in the second quarter of 2012, were $26 million ($18 million, net of taxes, or $0.09 per diluted share), which included the guarantee of the uncommitted credit facility mentioned above of $20 million and the $4 million write-down of the carrying value of the investment to zero at June 30, 2012. We also recorded provisions for bad debt on receivables due from the joint venture to the Company of $2 million, which is included in selling, general and administrative expenses. We have no additional obligations to support the operations of the joint venture in the future.

The impairment and related provision for bad debt on receivables are considered special items and excluded from our Adjusted EBITDA results.

Foreign Currency Exchange (Losses) Gains Related to Venezuelan Subsidiaries

Effective January 1, 2010, Venezuela was designated a highly inflationary economy. The foreign currency exchange gains and losses we recorded in 2014, 2013 and 2012 for our Venezuelan subsidiary were the result of two factors: 1) the significant changes in the exchange rates used to settle bolivar-denominated transactions and 2) the significant changes in the exchange rates used to remeasure our Venezuelan subsidiary’s financial statements at the balance sheet date. We believe these gains and losses are attributable to the unstable foreign currency environment in Venezuela. See “Venezuela” in “Foreign Exchange Rates” of Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for further discussion on Venezuela.

Gain from Claims Settlement

On February 3, 2014, we entered into the Settlement agreement. Under the Settlement agreement, we released and waived certain claims against the Grace Parties and the Grace Parties released and waived certain claims against us. As a result, we recognized a gain of $21 million in 2014, which consisted of the release of $17 million of certain tax liabilities and $4 million of other associated liabilities.   See Note 17 “Commitments and Contingencies – Settlement Agreement and Related Costs” for more details on the Settlement agreement.

Other Expense, Net

See Note 20, “Other Expense, net,” for the components and discussion of other expense, net.

Income Taxes

The table below shows our effective income tax rate from continuing operations (“ETR”), as retrospectively changed to account for our change from LIFO to FIFO (see Note 2). See Note 2, “Summary of Significant Accounting Policies – Inventories” for additional details regarding this accounting policy change.

Year Ended
2014	3.4%
2013	47.1%
2012	14.1%

Our effective income tax rate from continuing operations was 3.4% for 2014.  The primary reasons for our reduced tax rate were the following items:

•	Earnings in jurisdictions with low tax rates and losses in jurisdictions, such as the U.S., with high tax rates (13.2 percentage points)
•	Release of reserves due to favorable settlements, judicial verdicts and expiration of statute of limitations (8.7 percentage points)
•	Release of valuation allowances (5 percentage points)
•	Reduction in estimated cost with respect to undistributed foreign earnings (1.9 percentage points)

Our effective income tax rate from continuing operations was 47.1% for 2013, primarily due to our increase of approximately $50 million as a result of not funding the Settlement agreement before the end of 2013. The delay in funding required us to increase our valuation allowance for the deferred tax asset related to the Settlement agreement. Excluding that increase, our tax rate would have been approximately 19%. Our tax rate for the year benefited from earnings in jurisdictions with low tax rates and losses in jurisdictions, such as the U.S., with high tax rates, as well as various reorganizations and a retroactive reinstatement of certain tax provisions that were recorded as discrete items in 2013. On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012, retroactively reinstating and extending the research and development tax credit and certain foreign tax provisions from January 1, 2012 through December 31, 2013.

We expect a Core Tax Rate of approximately 25% in 2015.

Our effective income tax rate also depends on the realization of our deferred tax assets, net of our valuation allowances. Our  deferred tax assets include U.S. and foreign net operating loss carry forwards and investment tax allowances, foreign tax credits, accruals not yet deductible for tax purposes, employee benefit items, and other items.

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

Our largest deferred tax asset is comprised of net operating loss carry forwards.  In 2014, we funded the Settlement agreement and are carrying forward a portion of the amount we contributed to the trusts.  We have additional net operating losses in various foreign jurisdictions.  See Note 16, “Income Taxes,” for a reconciliation of the U.S. federal statutory rate to our effective tax rate, which also shows the major components of the year over year changes and other tax information.

Liquidity and Capital Resources

Principal Sources of Liquidity

Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our existing lines of credit, including our Amended Credit Facility, and our accounts receivable securitization programs. Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, dividends, debt obligations, restructuring expenses and other long-term liabilities. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above in the next twelve months.

On February 3, 2014, we funded the $930 million Settlement agreement and accrued interest liability using cash on hand and committed liquidity. To fund the cash payment, we used $555 million of cash and cash equivalents and utilized borrowings of $260 million from our revolving credit facility and $115 million from our accounts receivable securitization programs. Also, on February 14, 2014, we repaid our 12% Senior Notes on their maturity date with available cash on hand and committed liquidity. See Note 11, “Debt and Credit Facilities,” for further details.

As of December 31, 2014, we had cash and cash equivalents of $323 million, of which approximately $312 million, or 97%, was located outside of the U.S. As of December 31, 2014, there were certain foreign government regulations restricting transfers on less than $40 million of the cash located outside of the U.S. As of December 31, 2014, our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that in the near term cash located outside of the U.S. will be needed to satisfy its obligations, dividends and other demands for cash in its U.S. operations. In connection with the funding of the Settlement agreement in 2014, we repatriated cash from our international operations and incurred minimal cash taxes and no significant tax expense.

Material Commitments and Contingencies

Settlement Agreement and Related Costs

We recorded a pre-tax charge of $850 million in 2002, of which $513 million represented a cash payment that was due upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co.

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

On February 3, 2014, we funded the cash portion of the settlement payment by using $555 million of accumulated cash and cash equivalents and utilized borrowings of $260 million from our revolving credit facility and $115 million from our accounts receivable securitization programs. See “Principal Sources of Liquidity” below. The cash payment of $513 million accrued interest at a 5.5% annual rate, which was compounded annually, from December 21, 2002 to the February 3, 2014 date of payment. This accrued interest was $413 million at December 31, 2013 and is recorded in Settlement agreement and related accrued interest on our consolidated balance sheet. The total liability on our consolidated balance sheet was $925 million at December 31, 2013. In addition, the Settlement agreement provided for the issuance of the 18 million Settlement Shares. Since the impact of issuing the Settlement Shares was dilutive to our EPS, under U.S. GAAP, they were included in our diluted weighted average number of common shares outstanding in our calculation of EPS to the extent that the impact of including these shares were dilutive. See Note 21, “Net Earnings (Loss) Per Common Share,” for details of our calculation of EPS.

We are deducting the payment mentioned above in our 2014 consolidated U.S. income tax return. As a result, we have a net operating loss for U.S. tax purposes in 2014 and are carrying back, for 10 years, more than $1 billion of the loss. Tax benefits resulting from the Settlement agreement were recorded as a $247 million income tax receivable (including $38 million of additional paid in capital related to shares of Common Stock issued pursuant to the Settlement agreement) and net deferred tax assets of $144 million for U.S. federal net operating losses and $31 million for state net operating loss carry forwards. The increase to additional paid-in capital on our consolidated balance sheet had no impact to our consolidated statements of operations.

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

Contractual Obligations

The following table summarizes our principal contractual obligations and sets forth the amounts of required or contingently required cash outlays in 2014 and future years:

	Payments Due by Years
(In millions)	Total	2015	2016-2017	2018-2019	Thereafter
Contractual Obligations
Short-term borrowings	$130.4	$130.4	$—	$—	$—
Current portion of long-term debt exclusive of debt discounts and lender fees	1.1	1.1	—	—	—
Long-term debt, exclusive of debt discounts and lender fees	4,294.6	—	369.8	1,023.3	2,901.5
Total debt(1)	4,426.1	131.5	369.8	1,023.3	2,901.5
Interest payments due on long-term debt(2)	1,853.7	220.6	434.1	407.4	791.6
Operating leases	167.0	57.6	67.3	25.4	16.7
First quarter 2015 quarterly cash dividend declared	27.3	27.3	—	—	—
Other principal contractual obligations	353.7	139.1	146.9	60.0	7.7
Total contractual cash obligations	$6,827.8	$576.1	$1,018.1	$1,516.1	$3,717.5

(1)

These amounts include principal maturities (at face value) only. These amounts also include our contractual obligations under capital leases of $1 million in 2015, $1 million in 2016-2017 and less than $1 million in 2018-2019.

(2)

Includes interest payments required under our senior notes issuances and Amended Credit Facility only. The interest payments included above for our Term Loan A were calculated using the following assumptions:

•	interest rates based on stated rates based on LIBOR as of December 31, 2014;
•	all non-U.S. dollar balances are converted using exchange rates as of December 31, 2014; and
•	obligations are repaid when due.

Current Portion of Long-Term Debt and Long-Term Debt — Represents the principal amount of the debt required to be repaid in each period.

Operating Leases — The contractual operating lease obligations listed in the table above represent estimated future minimum annual rental commitments primarily under non-cancelable real and personal property leases as of December 31, 2014.

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

Liability for Unrecognized Tax Benefits

At December 31, 2014, we had liabilities for unrecognized tax benefits and related interest and penalties of $217 million, most of which is included in other liabilities and the remaining balance is included as a reduction to deferred tax assets on our consolidated balance sheet. At December 31, 2014, we cannot reasonably estimate the future period or periods of cash settlement of these liabilities. See Note 16, “Income Taxes,” for further discussion.

Off-Balance Sheet Arrangements

We have reviewed our off-balance sheet arrangements and have determined that none of those arrangements has a material current effect or is reasonably likely to have a material future effect on our consolidated financial statements, liquidity, capital expenditures or capital resources.

Income Tax Payments

We currently expect to pay between $100 million and $120 million of income taxes in 2015.

Contributions to Defined Benefit Pension Plans

We maintain defined benefit pension plans for some of our U.S. and our non-U.S. employees. We currently expect our contributions to these plans to be approximately $23 million in 2015.

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

Cash and Cash Equivalents

The following table summarizes our accumulated cash and cash equivalents:

	December 31,	December 31,
(In millions)	2014	2013
Cash and cash equivalents	$322.6	$992.4

See “Analysis of Historical Cash Flows” below.

Accounts Receivable Securitization Programs

At December 31, 2014, we had $192 million available to us under the programs of which we had $36 million outstanding at December 31, 2014. We did not utilize these programs in 2013 and 2012. See Note 8, “Accounts Receivable Securitization Programs,” for information concerning these programs.

Lines of Credit

We have a $700 million revolving credit facility. In 2014, we utilized borrowings under this facility and had $23 million outstanding at December 31, 2014. There were no amounts outstanding under the revolving credit facility at December 31, 2013. In July 2014, we amended and restated our senior secured credit facilities, including the revolving credit facility. See Note 11, “Debt and Credit Facilities,” for further details.

There was $71 million and $82 million outstanding under various lines of credit extended to our international subsidiaries at December 31, 2014 and December 31, 2013, respectively. See Note 11, “Debt and Credit Facilities,” for further details.

Covenants

At December 31, 2014 and 2013, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 11, “Debt and Credit Facilities.”

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

Outstanding Indebtedness

At December 31, 2014 and 2013, our total debt outstanding consisted of the amounts set forth in the following table.

	December 31,
(In millions)	2014	2013
Short-term borrowings	$130.4	$81.6
Current portion of long-term debt	1.1	201.5
Total current debt	131.5	283.1
Total long-term debt, less current portion	4,282.5	4,116.4
Total debt	$4,414.0	$4,399.5

See Note 11, “Debt and Credit Facilities,” for further details.

Analysis of Historical Cash Flow

The following table shows the changes in our consolidated cash flows from continuing operations in the three years ended December 31, 2014.

	Year Ended December 31,
(In millions)	2014	2013	2012
Net cash (used in) provided by operating activities from continuing operations	$(201.9)	$624.8	$394.2
Net cash (used in) investing activities from continuing operations	(141.5)	(105.5)	(114.9)
Net cash (used in) financing activities from continuing operations	(304.1)	(319.8)	(585.1)

Net Cash (Used in) Provided by Operating Activities

2014

Net cash used in operating activities from continuing operations of $202 million in 2014 was primarily attributable to:

●	$930 million used to fund the cash portion of the Settlement agreement; and
●	$38 million of excess tax benefit related to the 18 million shares of our common stock issued pursuant to the Settlement agreement.
●

$119 million of changes in operating assets and liabilities, primarily reflecting an increase in income tax receivables related to the Settlement agreement, as well as an increase in inventories, partially offset by an increase in accounts payable. This activity reflects the timing of inventory purchases and the related payments of cash along with the timing of certain annual incentive compensation payments and interest payments and the seasonality of sales and collections.

Partially offset by:

●

net earnings adjusted to reconcile to net cash provided by operating activities of $847 million, including adjustments for depreciation and amortization of $321 million, profit sharing expense of $37 million, and loss on debt redemption and refinancing activities of $103 million, partially offset by gain on Settlement agreement $(21) million;

2013

Net cash provided by operating activities from continuing operations in 2013 of $625 million was primarily attributable to

•

net earnings adjusted to reconcile to net cash provided by operating activities of $514 million, which primarily included adjustments for depreciation and amortization, share-based incentive compensation expenses, profit sharing expense and loss on debt redemption; and

•

net changes in operating assets and liabilities resulted in net cash provided by operating activities of $111 million in 2013, primarily in trade receivables, net, inventories and accounts payable. In 2013, we reduced our day sales outstanding by three days, reduced our inventory days on hand by four days, and increased our days payables outstanding by two days.

2012

Net cash provided by continuing operating activities in 2012 of $394 million was primarily attributable to:

•

net earnings adjusted to reconcile to net cash provided by operating activities of $405 million, which primarily included adjustments for depreciation and amortization, impairment of goodwill and other intangible assets, share-based incentive compensation expenses, profit sharing expenses impairment of equity method investment and deferred taxes. In 2012, our adjustments to reconcile net earnings (loss) to net cash provided by operating activities from continuing operations included a $319 million change in net deferred taxes. This amount primarily related to the impact of the deferred taxes recorded in connection with the non-cash impairment of other intangible assets, which is included in adjustments to reconcile net earnings (loss) to net cash provided by operating activities from continuing operations to offset the impact of the non-cash tax benefit that is included in net (loss) earnings available to common stockholders from continuing operations; and

•	net cash provided by changes in operating assets and liabilities resulted in a net cash use of $11 million in 2012.

Net Cash Used in Investing Activities

2014

Net cash used in investing activities from continuing operations in 2014 of $142 million primarily consisted of capital expenditures of $154 million related to capacity expansions to support growth in net sales. Capital expenditures related to our restructuring programs was $29 million in 2014.

2013

Net cash used in investing activities from continuing operations in 2013 of $106 million primarily consisted of capital expenditures of $116 million, related to capacity expansions to support growth in net sales. Capital expenditure related to our restructuring programs was $25 million in 2013.

2012

In 2012, we used net cash of $115 million in investing activities, which was primarily due to capital expenditures of $123 million.

We expect to continue to invest capital as we deem appropriate to expand our business, to maintain or replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity and net sales growth. We expect total capital expenditures in 2015 to be approximately $180 million, which include capital expenditures for restructuring programs. This projection is based upon our capital expenditure budget for 2015, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends.

Net Cash Used in Financing Activities

2014

Net cash used in financing activities from continuing operations was primarily due to the following:

●	repayment of $750 million of our 8.125% Senior Notes, and $75 million of premium;
●	repayment of $695 million of Term Loan B;
●	repurchase of common stock of $184 million;
●	repayment of $150 million of our 12% Senior Notes;
●	payments of quarterly dividends of $111 million;
●	repayments of $50 million of Term Loan A; and
●	debt issuance cost of $24 million.

These factors were partially offset by:

●	net proceeds from Term Loan A of $787 million as part of the amendment and restatement of the senior secured credit facilities;
●	proceeds from issuance of $425 million of 4.875% Senior Notes and $425 million of 5.125% Senior Notes;
●	an excess tax benefit of $38 million related to the 18 million shares of Common Stock issued pursuant to the Settlement agreement;
●	net proceeds from borrowings under our accounts receivable securitization programs of $36 million; and
●	net proceeds from borrowing under our revolving credit facility of $23 million.

2013

Net cash used in financing activities from continuing operations was primarily due to the following:

●	repurchase of $400 million on 7.875% Senior Notes due June 2017 for $431 million;
●	prepayments of $152 million on Term Loan A;
●	prepayments of $104 million on Term Loan B; and
●	payments of $102 million of quarterly dividends.

These factors were partially offset by issuance of $425 million of 5.25% Senior Notes due April 2023 and short term borrowings of $53 million.

2012

Net cash used in financing activities was primarily due to the following:

●	repurchase of $400 million on 5.625% Senior Notes due July 2013 for $421 million;
●	prepayments of $185 million on Term Loan A;
●	prepayments of $1.1 billion on Term Loan B; and
●	payments of $101 million of quarterly dividends,

partially offset by:

●	issuance of $425 million of 6.50% Senior Notes due December 2020.
●	refinancing of $80 million of Term Loan A; and
●	refinancing of $801 million on Term Loan B.

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

	Year Ended December 31,			2014 vs. 2013	2013 vs. 2012
(In millions)	2014	2013	2012	Change	Change
Cash flow (used in) provided by operating activities -continuing operations	$(201.9)	$624.8	$394.2	$(826.7)	$230.6
Capital expenditures	(153.9)	(116.0)	(122.8)	(37.9)	6.8
Free cash flow(1)	$(355.8)	$508.8	$271.4	$(864.6)	$237.4

(1)

Free cash flow was $612 million in 2014 excluding the payment of the Settlement agreement of $930 million and excess tax benefit of $38 million related to shares of Common Stock issued pursuant to the terms of the Settlement agreement.

Changes in Working Capital

	December 31,	December 31,
(In millions)	2014	2013	Change
Working capital (current assets less current liabilities)	$960.7	$758.7	$202.0
Current ratio (current assets divided by current liabilities)	1.6 x	1.3 x
Quick ratio (current assets, less inventories divided by current liabilities)	1.2 x	1.0 x

The $202 million, or 27%, increase in working capital in the year ended December 31, 2014 was primarily due to cash flow from operations, $38 million of excess tax benefit related to the 18 million shares of our common stock issued pursuant to the Settlement agreement, and reclassification of $27 million from property, plant and equipment to assets held for sale, which primarily related to agreement for purchase and sale relating to our building located in Racine, Wisconsin. See Note 9, “Restructuring and Relocation Activities” for further details.

Changes in Stockholders’ Equity

The $254 million, or 18%, decrease in stockholders’ equity in 2014 compared with 2013 was primarily due to:

●	cumulative translation adjustment of $248 million;
●

a net increase in treasury stock of $154 million primarily due to the repurchase of common stock into treasury stock of $184 million, partially offset by the transfer of common stock from treasury stock of $33 million related to our 2013 profit sharing plan contribution made in the first quarter of 2014; and

●	dividends paid and accrued on our common stock of $112 million; and
●

increase of $90 million of unrecognized pension items, primarily related to a reduction in the discount rate used to value our pension liabilities. See Note 14, “Profit Sharing Retirement Savings Plans and Defined Benefit Pension Plans” for additional information on our pension plans.

partially offset by:

●	net earnings of $258 million;
●	increase of $54 million in additional paid in capital due to share-based incentive compensation; and
●	$38 million of excess tax benefit related to shares of our common stock issued pursuant to the Settlement agreement.

In the fourth quarter of 2014, we recorded an excess tax benefit of $38 million related to the Settlement agreement resulting from an increase in the price of the Company’s common stock related to the 18 million shares reserved for issuance pursuant to the Settlement agreement in 2002, until its settlement on February 3, 2014.  The tax benefit was recorded to additional paid-in capital on our consolidated balance sheet and did not impact net earnings.

The Company repurchased approximately 5.4 million shares of its common stock in 2014 for $184 million at an average price of $34 per share.  This includes approximately 1.5 million shares purchased under 10b5-1 share trading plans for $54 million at an average price of $36 per share and approximately 3.9 million shares for $130 million at an average price of $33 per share purchased from the WRG Asbestos PI Trust in the second quarter 2014.

Derivative Financial Instruments

Interest Rate Swaps

The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 12, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.

Interest Rate and Currency Swaps

The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 12, “Derivatives and Hedging Activities,” under the caption “Interest Rate and Currency Swaps” is incorporated herein by reference.

Foreign Currency Forward Contracts

At December 31, 2014, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.

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

Our estimates and assumptions are evaluated on an ongoing basis and are based on all available evidence, including historical experience and other factors believed to be reasonable under the circumstances. To derive these estimates and assumptions, management draws from those available sources that can best contribute to its efforts. These sources include our officers and other employees, outside consultants and legal counsel, third-party experts and actuaries. In addition, we use internally generated reports and statistics, such as aging of trade receivables, as well as outside sources such as government statistics, industry reports and third-party research studies. The results of these estimates and assumptions may form the basis of the carrying value of assets and liabilities and may not be readily apparent from other sources. Actual results may differ from estimates under conditions and circumstances different from those assumed, and any such differences may be material to our consolidated financial statements.

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

Accounts Receivable and Allowance for Doubtful Accounts

In the normal course of business, we extend credit to our customers if they satisfy pre-defined credit criteria. We maintain an accounts receivable allowance for estimated losses resulting from the likelihood of failure of our customers to make required payments. An additional allowance may be required if the financial condition of our customers deteriorates. The allowance for doubtful accounts is maintained at a level that management assesses to be appropriate to absorb estimated losses in the accounts receivable portfolio. The allowance for doubtful accounts is reviewed at a minimum quarterly, and changes to the allowance are made through the provision for bad debts, which is included in selling, general and administrative expenses on our consolidated statements of operations. These changes may reflect changes in economic, business and market conditions. The allowance is increased by the provision for bad debts and decreased by the amount of charge-offs, net of recoveries.

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

Fair Value Measurements of Financial Instruments

In determining fair value of financial instruments, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in our assessment of fair value. We determine fair value of our financial instruments based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

●	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
●

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

●

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

For indefinite–lived intangible assets, such as in-process research and development and trademarks and trade names, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over fair value, if any. In addition, in all cases of an impairment review other than for in-process research and development assets, we re-evaluate whether continuing to characterize the asset as indefinite–lived is appropriate.

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

While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for our annual goodwill impairment test in the fourth quarter of 2014 and in 2013, we performed a quantitative test for all of our reporting units.

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

2014 Annual Goodwill Impairment Test

Critical assumptions that the Company used in performing the income approach for its reporting units included the following:

●	Applying a compounded annual growth rate for forecasted sales in our projected cash flows through 2017.

Reporting Unit	Compounded Annual Growth Rate
Diversey Care	3.9%
Food Care - Hygiene Solutions	6.0%
Food Care - Packaging Solutions	4.1%
Product Care	3.4%
Medical Applications	16.3%

●	Applying a terminal value growth rate of 3% for all of our reporting units to reflect our estimate of stable and perpetual growth.
●

Determining an appropriate discount rate to apply to our projected cash flow results. This discount rate reflects, among other things, certain risks due to the uncertainties of achieving the cash flow results and the growth rates assigned. The discount rates applied were as follows:

Reporting Unit	Discount Rate
Diversey Care	9.8%
Food Care - Hygiene Solutions	10.2%
Food Care - Packaging Solutions	8.9%
Product Care	9.4%
Medical Applications	16.3%

●	A weighting of the results of the income approach of 80% of our overall fair value calculation for each reporting unit.

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

The key estimates and assumptions that are used to determine fair value under these market approaches include trailing and future 12-month operating performance results and the selection of the relevant multiples to be applied. Under the Public Company and the Quoted Price Methods, a control premium, or an amount that a buyer is usually willing to pay over the current market price of a publicly traded company, is applied to the calculated equity values to adjust the public trading value upward for a 100% ownership interest, where applicable.

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

For the fourth quarter 2012 interim goodwill impairment review and the 2013 and 2014 annual goodwill impairment review of the Diversey Care and Hygiene Solutions reporting units, we evaluated each of the above market approaches and determined that the Public Company and Quoted Price Methods provided the most reliable measures of fair value because they were deemed to be a reliable proxy for the Diversey Care and Hygiene Solutions reporting units. We applied a combined weighting of 20% to the two market approaches when determining the fair value of each of the reporting units. For the 2013 and 2014 annual goodwill impairment review of the Packaging Solutions, Product Care and Medical Applications reporting units, we also evaluated each of the above market approaches and determined that the Public Company, the Quoted Price and the Mergers and Acquisition Methods provided the most reliable measures of fair value because they were deemed to be a reliable proxy for these reporting units. We applied a combined weighting of 20% to the three market approaches when determining the fair value of these reporting units.

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

In order to evaluate the sensitivity of the estimated fair values of our reporting units in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease resulted in an excess of fair value over carrying amount ranging from approximately 30% to approximately 699% of the carrying amounts. We will continue to monitor goodwill on an annual basis and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management’s business strategy or significant declines in our stock price, indicate that there may be potential indicator of impairment.

See Note 7, “Goodwill and Identifiable Intangible Assets,” for details of our goodwill balance and the goodwill review performed in 2014, 2013 and 2012 and other related information.

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

In determining the discount rate, we utilize market conditions and other data sources management considers reasonable based upon the profile of the remaining service life of eligible employees. The expected long-term rate of return on plan assets is determined by taking into consideration the weighted-average expected return on our asset allocation, asset return data, historical return data, and the economic environment. We believe these considerations provide the basis for reasonable assumptions of the expected long-term rate of return on plan assets. The rate of compensation increase is based on our long-term plans for such increases. The measurement date used to determine the benefit obligation and plan assets is December 31 for all material plans (November 30 for non-material plans).

At December 31, 2014, the total projected benefit obligation for our U.S. pension plans was $221 million, and the total benefit income for the year ended December 31, 2014 was $1 million. At December 31, 2014, the total projected benefit obligation for our international pension plans was $1.1 billion, and the total benefit cost for the year ended December 31, 2014 was $17 million.

In general, material changes to the principal assumptions could have a material impact on the costs and liabilities recognized on our consolidated financial statements. A 25 basis point change in the assumed discount rate and a 100 basis point change in the expected long-term rate of return on plan assets would have resulted in the following increases (decreases) in the projected benefit obligation at December 31, 2014 and the expected net periodic benefit cost for the year ending December 31, 2015 (in millions).

United States	25 Basis Point Increase (in millions)	25 Basis Point Decrease (in millions)
Discount Rate
Effect on 2014 projected benefit obligation	$(5.8)	$6.1
Effect on 2015 expected net periodic benefit cost	—	—

	100 Basis Point Increase (in millions)	100 Basis Point Decrease (in millions)
Return on Assets
Effect on 2015 expected net periodic benefit cost	$(1.8)	$1.8

International	25 Basis Point Increase (in millions)	25 Basis Point Decrease (in millions)
Discount Rate
Effect on 2014 projected benefit obligation	$(51.5)	$54.9
Effect on 2015 expected net periodic benefit cost	(2.0)	2.3

	100 Basis Point Increase (in millions)	100 Basis Point Decrease (in millions)
Return on Assets
Effect on 2015 expected net periodic benefit cost	$(8.6)	$8.6

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

At December 31, 2014, we had no outstanding interest rate swaps and no outstanding interest rate collars or options.

The information set forth in Item 8 of Part II of this Annual Report on Form 10-K in Note 12, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.

See Note 13, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $113 million in the fair value of the total debt balance at December 31, 2014. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

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

On February 8, 2013, the Venezuelan government announced a devaluation of the bolivar exchange rate from 4.3 bolivars to the U.S. dollar to 6.3 bolivars to the U.S. dollar. We used this official exchange rate of 6.3 bolivars to the U.S. dollar to re-measure the bolivar-denominated assets and liabilities of our Venezuelan subsidiaries for U.S. GAAP financial statement presentation as of December 31, 2013. As a result of the changes in the exchange rates, we recognized a pretax loss of $13 million in 2013 due to the remeasurement of our Venezuelan subsidiaries’ financial statements and the impact due to the settlement of bolivar-denominated transactions.

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

Therefore, there were four legal mechanisms to exchange bolivars for U.S. dollars depending on each company’s facts and circumstances:

●	CENCOEX at the official rate of 6.3;
●	CENCOEX at the latest published SICAD auction rate;
●	SICAD 1 auction process at the awarded exchange rate; and
●	SICAD 2 at the negotiated exchange rate.

During 2014, we evaluated which legal mechanisms were available to each Venezuelan subsidiary to access U.S. dollars and also estimated the excess cash position over the next 18 months. We concluded that as of December 31, 2014 the excess cash position for our Venezuelan subsidiaries would be remeasured at the SICAD 2 rate, which was 49.9883 at December 31, 2014, since that would be the only mechanism available to access U.S. dollars to be able to make a dividend payment. For the remaining bolivar-

denominated cash balances and all other bolivar-denominated monetary assets and liabilities, we determined that since we still had access to and were receiving U.S. dollars via the CENCOEX official rate of 6.3 we continued to remeasure these items at that rate as of December 31, 2014. For any U.S. dollar denominated monetary asset or liability such amounts do not get remeasured at month-end since it is already an asset or liability denominated in U.S. dollars. However, such amounts were considered and included in the excess cash analysis and an evaluation of the applicable exchange mechanism such amounts could be obtained or settled at was considered. As a result of this evaluation, the Company reported a remeasurement loss of $20 million in 2014. We will continue to evaluate each reporting period the appropriate exchange rate to re-measure our financial statements based on the facts and circumstances at that time.

For the year ended December 31, 2014, about 1% of our consolidated net sales and operating income were derived from our businesses in Venezuela. As of December 31, 2014, we had net assets of $35 million in Venezuela, which primarily consisted of cash and cash equivalents of $20 million. Also, as of December 31, 2014, our Venezuelan subsidiaries had a negative cumulative translation adjustment balance of $46 million.

In February 2015, the Venezuelan government announced a new foreign exchange platform called the Marginal Currency System or Simadi.  The Simadi will replace the SICAD 2 rate as noted above.  When this market opened on February 12, 2015 the rate was 170.0390.  The SICAD 1 auction process noted above will continue to hold periodic auctions for specific sectors of the economy.  The opening rate is expected to be 12 for the SICAD 1. In addition, the CENCOEX will continue and provide preferential treatment for certain import operations such as food and medicines.

The ongoing impact of the recent announcements and our ability to restore net sales and profit to levels achieved prior to the recent devaluations will be impacted by several factors. These include our ability to access the various legal mechanisms to exchange bolivars for U.S. dollars including the new Simadi platform, any potential future devaluation of the exchange rates, any further Venezuelan government price or exchange controls, economic conditions and the availability of raw materials and utilities. In addition, depending on the future availability of U.S. dollars at the CENCOEX rate, our local U.S. dollar needs, our overall repatriation plans, including our ability to obtain government approval for the payment of dividends, which has been limited in recent years, the creditworthiness of the local depository institutions and other creditors and our ability to collect amounts due from customers and the government, including VAT receivables, we may have exposure for our local monetary assets. We continue to evaluate the impact these recent changes will have on our consolidated financial statements, which could be material.

Argentina

Recent economic events in Argentina, including the default on some of its international debt obligations, have exposed us to heightened levels of foreign currency exchange risks. However, as of December 31, 2014, we do not anticipate these events will have a material impact to our 2015 outlook discussed above. For 2014, about 2% of our consolidated net sales and operating income were derived from our businesses in Argentina. As of December 31, 2014, we had net assets of $22 million (including $1 million of cash and cash equivalents) in Argentina.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at December 31, 2014 would have caused us to pay approximately $97 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

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

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to changes in foreign exchange rates and interest rate and currency swaps related to certain financing transactions. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At December 31, 2014, we had no foreign exchange options outstanding.

Interest Rate and Currency Swap

In connection with exercising the $100 million delayed draw under the senior secured credit facility, we entered into a series of interest rate and currency swaps.  These swaps convert the U.S dollar denominated variable rate obligation under the credit facility into a fixed rate Brazilian real denominated obligation.  The delayed draw and the interest rate and currency swaps are used to fund expansion and general corporate purposes of our Brazilian subsidiaries.

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $500 million at December 31, 2014 and $398 million at December 31, 2013.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $8 million in 2014, $12 million in 2013 and $14 million in 2012. The allowance for doubtful accounts was $29 million at December 31, 2014 and $31 million at December 31, 2013.

Pensions

Recent market conditions have resulted in an unusually high degree of volatility and increased risks and short-term liquidity concerns associated with some of the plan assets held by our defined benefit pension plans, which have impacted the performance of some of the plan assets. Based upon the annual valuation of our defined benefit pension plans at December 31, 2014, we expect our net periodic benefit costs to be approximately $9 million in 2015. See Note 14, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” for further details on our defined benefit pension plans.

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

Sealed Air Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sealed Air Corporation:

We have audited the accompanying consolidated balance sheets of Sealed Air Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows, for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, “Schedule II — Valuation and Qualifying Accounts and Reserves.” We have also audited Sealed Air Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sealed Air Corporation’s management is responsible for these consolidated financial statements and the consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sealed Air Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Sealed Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 2 to the consolidated financial statements, Sealed Air Corporation and subsidiaries has elected to change its method of accounting for certain inventories.

/s/ KPMG LLP

Short Hills, New Jersey

February 27, 2015

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
(In millions, except share data)	2014	2013(1)
ASSETS
Current assets:
Cash and cash equivalents	$322.6	$992.4
Trade receivables, net of allowance for doubtful accounts of $28.8 in 2014 and $31.4 in 2013	1,002.2	1,126.4
Income tax receivables	277.0	24.6
Other receivables	127.1	123.3
Inventories	707.6	730.2
Deferred taxes	105.6	377.7
Assets held for sale	27.3	—
Prepaid expenses and other current assets	122.2	84.9
Total current assets	2,691.6	3,459.5
Property and equipment, net	993.2	1,134.5
Goodwill	3,005.5	3,114.6
Intangible assets, net	872.2	1,016.9
Non-current deferred taxes	105.9	63.1
Other non-current assets	373.3	387.4
Total assets	$8,041.7	$9,176.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$130.4	$81.6
Current portion of long-term debt	1.1	201.5
Accounts payable	638.7	524.5
Deferred taxes	4.8	8.1
Settlement agreement and related accrued interest	—	925.1
Accrued restructuring costs	55.8	69.6
Other current liabilities	900.1	890.4
Total current liabilities	1,730.9	2,700.8
Long-term debt, less current portion	4,282.5	4,116.4
Non-current deferred taxes	161.5	294.6
Other non-current liabilities	704.0	647.9
Total liabilities	6,878.9	7,759.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2014 and 2013	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 224,683,653 in 2014 and 205,707,580 in 2013; shares outstanding: 210,531,894 in 2014 and 196,198,672 in 2013	22.5	20.6
Common stock reserved for issuance related to Settlement agreement, $0.10 par value per share, no shares in 2014 and 18,000,000 shares in 2013	—	1.8
Additional paid-in capital	1,787.0	1,695.3
Retained earnings	448.5	302.2
Common stock in treasury, 14,151,759 shares in 2014 and 9,508,908 shares in 2013	(481.4)	(327.6)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(236.5)	(146.2)
Cumulative translation adjustment	(382.5)	(134.4)
Unrealized gains on derivative instruments	5.2	3.2
Total accumulated other comprehensive loss, net of taxes	(613.8)	(277.4)
Total parent company stockholders’ equity	1,162.8	1,414.9
Noncontrolling interests	—	1.4
Total stockholders’ equity	1,162.8	1,416.3
Total liabilities and stockholders’ equity	$8,041.7	$9,176.0

See accompanying notes to consolidated financial statements.

(1)

Certain amounts have been revised to reflect the retrospective application of the Company’s change in inventory costing method for certain U.S. inventories to the FIFO method from the LIFO method. Refer to Note 2, “Summary of Significant Accounting Policies - Inventories,” of the notes to consolidated financial statements for further details surrounding this accounting policy change.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except share data)	2014	2013(1)	2012(1)
Net sales	$7,750.5	$7,690.8	$7,559.2
Cost of sales	5,062.9	5,100.9	5,038.7
Gross profit	2,687.6	2,589.9	2,520.5
Selling, general and administrative expenses	1,837.2	1,749.1	1,756.7
Amortization expense of intangible assets acquired	118.9	123.2	132.7
Impairment of goodwill and other intangible assets	—	—	1,892.3
Stock appreciation rights expense	8.1	38.1	18.4
Integration related costs	4.1	1.1	7.4
Restructuring and other charges	65.7	73.8	142.5
Operating profit (loss)	653.6	604.6	(1,429.5)
Interest expense	(287.7)	(361.0)	(384.7)
Impairment of equity method investment	(5.7)	(2.1)	(23.5)
Foreign currency exchange loss related to Venezuelan subsidiaries	(20.4)	(13.1)	(0.4)
Gain from Claims Settlement	21.1	—	—
Loss on debt redemption and refinancing activities	(102.5)	(36.3)	(36.9)
Other income (expense), net	8.8	(11.9)	(9.4)
Earnings (loss) from continuing operations before income tax provision	267.2	180.2	(1,884.4)
Income tax provision (benefit)	9.1	84.9	(265.4)
Net earnings (loss) from continuing operations	258.1	95.3	(1,619.0)
Net earnings from discontinued operations	—	7.6	28.7
Net gain on sale of discontinued operations	—	22.9	178.9
Net earnings (loss) available to common stockholders	$258.1	$125.8	$(1,411.4)
Net earnings (loss) per common share:
Basic:
Continuing operations	$1.22	$0.49	$(8.40)
Discontinued operations	—	0.16	1.08
Net earnings (loss) per common share - basic	$1.22	$0.65	$(7.32)
Diluted:
Continuing operations	$1.20	$0.44	$(8.40)
Discontinued operations	—	0.14	1.08
Net earnings (loss) per common share - diluted	$1.20	$0.58	$(7.32)
Dividends per common share	$0.52	$0.52	$0.52
Weighted average number of common shares outstanding:
Basic	210.0	194.6	192.8
Diluted	213.9	214.2	192.8

See accompanying notes to consolidated financial statements.

(1)

Certain amounts have been revised to reflect the retrospective application of the Company’s change in inventory costing method for certain U.S. inventories to the FIFO method from the LIFO method. Refer to Note 2, “Summary of Significant Accounting Policies - Inventories,” of the notes to consolidated financial statements for further details surrounding this accounting policy change.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In millions)	2014	2013(1)	2012(1)
Net earnings available (loss) to common stockholders	$258.1	$125.8	$(1,411.4)
Other comprehensive income (loss), net of taxes:
Recognition of deferred pension items, net of taxes of $30.5 for 2014, $5.1 for 2013, $23.0 for 2012	(90.3)	(3.9)	(99.1)
Unrealized gains (losses) on derivative instruments, net of taxes of $(0.7) for 2014, $0.9 for 2013, $0.7 for 2012	2.0	1.7	(0.6)
Foreign currency translation adjustments	(248.1)	(110.3)	79.9
Other comprehensive loss, net of taxes	(336.4)	(112.5)	(19.8)
Comprehensive (loss) income, net of taxes	$(78.3)	$13.3	$(1,431.2)

See accompanying notes to consolidated financial statements.

(1)

Certain amounts have been revised to reflect the retrospective application of the Company’s change in inventory costing method for certain U.S. inventories to the FIFO method from the LIFO method. Refer to Note 2, “Summary of Significant Accounting Policies - Inventories,” of the notes to consolidated financial statements for further details surrounding this accounting policy change.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

		Common
		Stock
		Reserved
		for Issuance				Accumulated	Total Parent
		Related to the	Additional		Common	Other	Company	Non-	Total
	Common	Settlement	Paid-in	Retained	Stock in	Comprehensive	Stockholders’	Controlling	Stockholders’
(In millions)	Stock	Agreement	Capital	Earnings	Treasury	Loss, Net of Taxes	Equity	Interests	Equity
Balance at December 31, 2011(1)	$20.3	$1.8	$1,689.6	$1,791.8	$(375.6)	$(145.1)	$2,982.8	$(5.1)	$2,977.7
Effect of contingent stock transactions	0.1	—	17.0	—	(10.6)	—	6.5	—	6.5
Stock issued for share-based incentive compensation	0.1	—	(13.3)	—	32.8	—	19.6	—	19.6
Recognition of deferred pension items, net of taxes	—	—	—	—	—	(99.1)	(99.1)	—	(99.1)
Foreign currency translation, net of taxes	—	—	—	—	—	79.9	79.9	—	79.9
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Noncontrolling interests	—	—	(8.3)	—	—	—	(8.3)	5.6	(2.7)
Net loss	—	—	—	(1,411.4)	—	—	(1,411.4)	—	(1,411.4)
Dividends on common stock	—	—	—	(101.4)	—	—	(101.4)	—	(101.4)
Balance at December 31, 2012(1)	$20.5	$1.8	$1,685.0	$279.0	$(353.4)	$(164.9)	$1,468.0	$0.5	$1,468.5
Effect of contingent stock transactions	0.1	—	22.2	—	(3.9)	—	18.4	—	18.4
Stock issued for share-based incentive compensation	—	—	(10.8)	—	29.7	—	18.9	—	18.9
Recognition of deferred pension items, net of taxes	—	—	—	—	—	(3.9)	(3.9)	—	(3.9)
Foreign currency translation, net of taxes	—	—	—	—	—	(110.3)	(110.3)	—	(110.3)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	—	1.7	1.7	—	1.7
Noncontrolling interests	—	—	(1.1)	—	—	—	(1.1)	0.9	(0.2)
Net earnings	—	—	—	125.8	—	—	125.8	—	125.8
Dividends on common stock	—	—	—	(102.6)	—	—	(102.6)	—	(102.6)
Balance at December 31, 2013(1)	$20.6	$1.8	$1,695.3	$302.2	$(327.6)	$(277.4)	$1,414.9	$1.4	$1,416.3
Effect of contingent stock transactions	0.1	—	55.8	—	(3.0)	—	52.9	—	52.9
Stock issued for share-based incentive compensation	—	—	(1.4)	—	33.2	—	31.8	—	31.8
Repurchases of common stock	—	—	—	—	(184.0)	—	(184.0)	—	(184.0)
Recognition of deferred pension items, net of taxes	—	—	—	—	—	(90.3)	(90.3)	—	(90.3)
Foreign currency translation, net of taxes	—	—	—	—	—	(248.1)	(248.1)	—	(248.1)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	—	2.0	2.0	—	2.0
Settlement share transfer and excess tax benefit	1.8	(1.8)	37.7	—	—	—	37.7	—	37.7
Noncontrolling interests	—	—	(0.4)	—	—	—	(0.4)	(1.4)	(1.8)
Net earnings	—	—	—	258.1	—	—	258.1	—	258.1
Dividends on common stock	—	—	—	(111.8)	—	—	(111.8)	—	(111.8)
Balance at December 31, 2014	$22.5	$—	$1,787.0	$448.5	$(481.4)	$(613.8)	$1,162.8	$—	$1,162.8

See accompanying notes to consolidated financial statements.

(1)

Certain amounts have been revised to reflect the retrospective application of the Company’s change in inventory costing method for certain U.S. inventories to the FIFO method from the LIFO method. Refer to Note 2, “Summary of Significant Accounting Policies - Inventories,” of the notes to consolidated financial statements for further details surrounding this accounting policy change.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2014	2013(1)	2012(1)
Net earnings (loss) available to common stockholders from continuing operations	$258.1	$95.3	$(1,619.0)
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities from continuing operations:
Depreciation and amortization	266.7	283.4	300.2
Share-based incentive compensation	54.1	24.1	16.9
Profit sharing expense	36.7	34.7	19.0
Impairment of goodwill and other intangible assets	—	—	1,892.3
Integration related costs	4.1	1.1	7.4
Amortization of senior debt related items and other	5.7	19.1	15.0
Loss on debt redemption and refinancing activities	102.5	36.3	36.9
Impairment of equity method investment	5.7	2.1	23.5
Asset impairment	4.0	—	—
Development grant matter	14.0	—	—
Provisions for bad debt	8.0	11.6	16.8
Provisions for inventory obsolescence	9.2	(0.3)	15.5
Gain from Claims Settlement	(21.1)	—	—
Deferred taxes, net	136.1	7.9	(319.3)
Excess tax benefit from Common Stock issued in the Settlement agreement	(37.7)	—	—
Additional tax benefit from share-based incentive compensation	—	—	(0.4)
Net loss (gain) on disposals of property and equipment and other	0.7	(1.4)	0.3
Changes in operating assets and liabilities:
Trade receivables, net	(21.1)	35.5	(26.4)
Inventories	(48.6)	22.0	35.2
Other assets	(24.6)	(26.9)	10.2
Accounts payable	159.4	36.3	(84.3)
Income tax receivable	(214.6)	(22.1)	0.6
Settlement agreement and related accrued interest	(929.7)	48.2	45.7
Other liabilities	30.5	17.9	8.1
Net cash (used in) provided by operating activities from continuing operations	(201.9)	624.8	394.2
Cash flows from investing activities from continuing operations:
Capital expenditures	(153.9)	(116.0)	(122.8)
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	(3.6)	—	—
Proceeds from sales of property and equipment	16.1	11.6	7.8
Other investing activities	(0.1)	(1.1)	0.1
Net cash used in investing activities from continuing operations	(141.5)	(105.5)	(114.9)
Cash flows from financing activities from continuing operations:
Net proceeds from short-term borrowings	59.9	53.2	7.2
Payments of long-term debt	(2,290.6)	(658.3)	(1,759.1)
Proceeds from long-term debt	2,282.6	425.1	1,306.5
Excess tax benefit from Common Stock issued in the Settlement agreement	37.7	—	—
Dividends paid on common stock	(110.9)	(102.0)	(100.9)
Acquisition of common stock for tax withholding obligations under our Omnibus stock plan	(3.0)	(3.9)	(9.6)
Repurchases of common stock	(184.0)	—	—
Payments of debt issuance costs	(24.3)	(7.7)	(7.3)
Payments for debt extinguishment costs	(74.6)	(26.2)	(22.3)
Excess tax benefit from share-based incentive compensation	—	—	0.4
Proceeds of termination of interest rate swaps	3.1	—	—
Net cash provided by (used in) financing activities from continuing operations	(304.1)	(319.8)	(585.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(22.3)	(13.7)	11.1
Net change in cash and cash equivalents from continuing operations	(669.8)	185.8	(294.7)
Net cash provided by operating activities from discontinued operations	—	6.4	2.8
Net cash provided by investing activities from discontinued operations	—	120.6	312.1
Net cash used in financing activities from discontinued operations	—	—	(44.2)
Net change in cash and cash equivalents from discontinued operations	—	127.0	270.7
Cash and cash equivalents:
Balance, beginning of period	992.4	679.6	703.6
Net change during the period	(669.8)	312.8	(24.0)
Balance, end of period	$322.6	$992.4	$679.6
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized (2)	$710.4	$289.7	$323.0
Income tax payments	$85.1	$114.8	$108.6
Stock appreciation rights payments (less amounts included in restructuring payments)	$21.1	$46.0	$24.0
Restructuring payments including associated costs	$108.1	$107.0	$103.4
Non-cash items:
Transfers of shares of our common stock from treasury for our 2013, 2012 and 2011 profit-sharing plan contributions	$33.2	$18.7	$18.7
Transfer of shares of our common stock as part of the funding of the Settlement agreement	$1.8	$—	$—

See accompanying notes to consolidated financial statements.

(1)

Certain amounts have been revised to reflect the retrospective application of the Company’s change in inventory costing method for certain U.S. inventories to the FIFO method from the LIFO method. Refer to Note 2, “Summary of Significant Accounting Policies - Inventories,” of the notes to consolidated financial statements for further details surrounding this accounting policy change.

(2)	Interest payments in 2014 include $417 million related to the Settlement agreement.

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

On December 6, 2013, we completed the sale of our rigid medical packaging business. The operating results for the rigid medical packaging business were reclassified to discontinued operations, net of tax, on the consolidated statements of operations for the years ended December 31, 2013 and 2012. On November 14, 2012, we completed the sale of Diversey G.K. (“Diversey Japan”) (an indirect subsidiary of Diversey, Inc.). The operating results for Diversey Japan were reclassified to discontinued operations, net of tax, on the consolidated statements of operations for the years ended December 31, 2012. Prior year disclosures in the Consolidated Statement of Cash Flows and the Notes to Consolidated Financial Statements have been revised accordingly. See Note 3, “Divestitures,” for further information.

Changes in Accounting /Retrospective application

During the fourth quarter of 2014, we changed the method of valuing our inventories that used the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method, so that all of our inventories are now valued at FIFO.  As a result of this accounting change, inventories, retained earnings, non-current deferred tax liability, net earnings (loss) from continuing operations, net earnings (loss) available to common stockholders, basic earnings per share – continuing operations and diluted earnings per share – continuing operations, among other accounts, have been retrospectively changed.  Refer to Note 2 – Inventories for further information regarding this change in accounting policy.

During the third quarter of 2014, we determined that we did not include any PSU awards in our diluted weighted average number of common shares outstanding previously reported in 2013, although the achievement levels of the respective performance conditions for the PSU awards were met as of December 31, 2013. The impact of excluding 0.7 million of contingently issuable shares under the treasury stock method did not have a material effect on the number of weighted average common shares and had no impact on the diluted net earnings per common share for the year ended December 31, 2013. Accordingly, we do not consider this correction to be material to our previously reported diluted weighted average number of common shares outstanding or to our previously reported net earnings per common share.

In addition, certain other prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, had no impact on our consolidated financial condition, results of operations and cash flows.

Use of Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include, among other items, assessing the collectability of receivables, the use and recoverability of inventory, the estimation of fair value of financial instruments, assumptions used in the calculation of income taxes, useful lives and recoverability of tangible assets and goodwill and other intangible assets, assumptions used in our defined benefit pension plans, estimates related to self-insurance such as the aggregate liability for uninsured claims using historical experience, insurance and actuarial estimates and estimated trends in claim values, costs for incentive compensation and accruals for commitments and contingencies. We review these estimates and assumptions periodically using historical experience and other factors and reflect the effects of any revisions in the consolidated financial statements in the period we determine any revisions to be necessary. Actual results could differ from these estimates.

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

We report derivative instruments at fair value and establish criteria for designation and effectiveness of transactions entered into for hedging purposes. Before entering into any derivative transaction, we identify our specific financial risk, the appropriate hedging instrument to use to reduce this risk, and the correlation between the financial risk and the hedging instrument. We use forecasts and historical data as the basis for determining the anticipated values of the transactions to be hedged. We do not enter into derivative transactions that do not have a high correlation with the underlying financial risk we are trying to reduce. We regularly review our hedge positions and the correlation between the transaction risks and the hedging instruments.

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

Generally, our practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if we determine the underlying forecasted transaction is no longer probable of occurring. Any deferred gains or losses associated with derivative instruments are recognized on the consolidated statements of operations over the period in which the income or expense on the underlying hedged transaction is recognized using the effective interest rate method.

See Note 12, “Derivatives and Hedging Activities,” for further details.

Fair Value Measurements of Financial Instruments

In determining fair value of financial instruments, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in our assessment of fair value. We determine fair value of our financial instruments based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

●	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
●

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

●

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

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net sales recognized by us in the period of adjustment. Charges for rebates and other allowances were approximately 9% of gross sales in 2014, 2013 and 2012. We expect 2015 rebates and other allowances to be approximately the same percentage of gross sales as in 2014.

Research and Development

We expense research and development costs as incurred. Research and development costs were $135 million in 2014, $133 million in 2013 and $135 million in 2012.

Share-Based Incentive Compensation

At the 2014 Annual Meeting, the Sealed Air 2014 Omnibus Incentive Plan (the “Omnibus Plan”), was approved by our stockholders.  The Omnibus Plan replaced the 2005 Contingent Stock Plan, and no new awards are allowed to be granted under that plan. Any awards outstanding under the 2005 Contingent Stock Plan on the date of stockholder approval of the Omnibus Plan will remain subject to and be paid under the 2005 Contingent Stock Plan, See Note 18, “Stockholders’ Equity,” for further information on this plan.

We record share-based compensation awards exchanged for employee services at fair value on the date of grant and record the expense for these awards in cost of sales and in selling, general and administrative expense, as applicable, on our consolidated statements of operations over the requisite employee service period. Share-based incentive compensation expense includes an estimate for forfeitures and anticipated achievement levels and is generally recognized over the expected term of the award on a straight-line basis.

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

Accounts Receivable Securitization Programs

We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to an indirectly wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables with two banks and an issuer of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries. Any transfers of undivided fractional ownership interests of receivables under the U.S. receivables securitization program to the two banks and an issuer of commercial paper administered by these banks are considered secured borrowings with pledge of collateral and will be classified as short-term borrowings on our consolidated balance sheet.  The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the consolidated balance sheet.

In February 2013, we entered into a European accounts receivable securitization and purchase program with a special purpose vehicle, or SPV, two banks and a group of our European subsidiaries. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. We do not have an equity interest in the SPV. However, since we are considered the primary beneficiary of the SPV, it meets the criteria to be classified as a variable interest entity and is included in our consolidated financial statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. The SPV borrows funds from the banks to fund is acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable.   Loans from the banks to the SPV will be classified as short-term borrowings on our consolidated balance sheet. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the consolidated balance sheet.

See Note 8, “Accounts Receivable Securitization Programs” for further details.

Trade Receivables, Net

In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Trade receivables, which are included on the consolidated balance sheets are net of allowances for doubtful accounts. We maintain trade receivable allowances for estimated losses resulting from the likelihood of failure of our customers to make required payments. An additional allowance may be required if the financial condition of our customers deteriorates.

Inventories

During the fourth quarter of 2014, we changed the method of valuing our inventories that used the LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO.  We believe that the change is preferable because it will more closely reflect the current value of our inventories in our balance sheet, and conform all of our inventories to the FIFO valuation method for better reporting consistency across our segments and regions.  We applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with ASC 250, Accounting Changes and Error Corrections.  As a result of this accounting change, Inventories and Retained Earnings as of January 1, 2012 increased by $41 million and $25 million respectively.

As a result of the retrospective application of this change in accounting principle, the following financial statement line items within the accompanying financial statements were restated, as follows:

	December 31,			December 31,			December 31,
	2014			2013			2012
(In millions, except per share amounts)	As reported under FIFO	As computed under LIFO	Effect of change Increase (Decrease)	As reported under FIFO	As computed under LIFO	Effect of change Increase (Decrease)	As reported under FIFO	As computed under LIFO	Effect of change Increase (Decrease)
Consolidated Statements of Operations:
Cost of sales	$5,062.9	$5,061.4	$1.5	$5,100.9	$5,103.3	$(2.4)	$5,038.7	$5,036.9	$1.8
Gross profit	2,687.6	2,689.1	(1.5)	2,589.9	2,587.5	2.4	2,520.5	2,522.3	(1.8)
Earnings (loss) from continuing operations before income tax provision (benefit)	267.2	268.7	(1.5)	180.2	177.8	2.4	(1,884.4)	(1,882.6)	(1.8)
Income tax provision (benefit)	9.1	9.7	(0.6)	84.9	84.0	0.9	(265.4)	(264.7)	(0.7)
Net earnings (loss) from continuing operations	258.1	259.0	(0.9)	95.3	93.7	1.6	(1,619.0)	(1,617.9)	(1.1)
Net earnings (loss) available to common shareholders	$258.1	$259.0	$(0.9)	$125.8	$124.2	$1.6	$(1,411.4)	$(1,410.3)	$(1.1)

Net earnings (loss) per common share:
Basic - continuing operations	$1.22	$1.22	$—	$0.49	$0.48	$0.01	$(8.40)	$(8.39)	$(0.01)
Diluted - continuing operations	$1.20	$1.20	$—	$0.44	$0.44	$—	$(8.40)	$(8.39)	$(0.01)

Consolidated Statements of Comprehensive Income:
Net earnings (loss) available to common shareholders	$258.1	$259.0	$(0.9)	$125.8	$124.2	$1.6	$(1,411.4)	$(1,410.3)	$(1.1)
Comprehensive income (loss), net of taxes	$(78.3)	$(77.4)	$(0.9)	$13.3	$11.7	$1.6	$(1,431.2)	$(1,430.1)	$(1.1)

Consolidated Statements of Cash Flows:
Net cash (used in) provided by operating activities from continuing operations	$(201.9)	$(201.9)	$—	$624.8	$624.8	$—	$394.2	$394.2	$—
Net earnings (loss) available to common stockholders from continuing operations	258.1	259.0	(0.9)	95.3	93.7	1.6	(1,619.0)	$(1,617.9)	(1.1)
Inventories	(48.6)	(50.1)	1.5	22.0	24.5	(2.5)	35.2	33.4	1.8
Deferred taxes, net	$136.1	$136.7	$(0.6)	$7.9	$7.0	$0.9	$(319.3)	$(318.6)	$(0.7)

Consolidated Balance Sheets:
Inventories	$707.6	$667.3	$40.3	$730.2	$688.4	$41.8
Non-current deferred tax liability	161.5	146.1	15.4	294.6	278.6	16.0
Retained earnings	$448.5	$423.6	$24.9	$302.2	$276.4	$25.8	$279.0	$254.8	$24.2

As a result of the accounting change, all of our inventories are now determined using the FIFO method.  We state inventories at the lower of cost or market.

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

Identifiable intangible assets consist primarily of patents, licenses, trademarks, trade names, customer lists and relationships, non-compete agreements and technology based intangibles and other contractual agreements. We amortize finite lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, generally ranging from 3 to 15 years, on a straight-line basis to their estimated residual values and periodically review them for impairment. Total identifiable intangible assets comprise 11% in both 2014 and 2013 of our consolidated total assets.

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

Long-Lived Assets

Impairment and Disposal of Long-Lived Assets

For definite-lived intangible assets, such as customer relationships, contracts, intellectual property, and for other long-lived assets, such as property, plant and equipment, whenever impairment indicators are present, we perform a review for impairment. We calculate the undiscounted value of the projected cash flows associated with the asset, or asset group, and compare this estimated amount to the carrying amount. If the carrying amount is found to be greater, we record an impairment loss for the excess of book value over the fair value. In addition, in all cases of an impairment review, we re-evaluate the remaining useful lives of the assets and modify them, as appropriate.

For indefinite-lived intangible assets, such as in-process research and development and trademarks and trade names, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over the fair value, if any. In addition, in all cases of an impairment review other than for in-process research and development assets, we re-evaluate whether continuing to characterize the asset as indefinite-lived is appropriate. See Note 7, “Goodwill and Identifiable Intangible Assets” for additional details.

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

We review and approve the assumptions made by our third-party actuaries regarding the valuation of benefit obligations and performance of plan assets. The principal assumptions concern the discount rate used to measure future obligations, the expected future rate of return on plan assets, the expected rate of future compensation increases and various other actuarial assumptions. The measurement date used to determine benefit obligations and plan assets is December 31 for all material plans (November 30 for non-material plans). In general, significant changes to these assumptions could have a material impact on the costs and liabilities recorded in our consolidated financial statements.

See Note 14, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” for information about the combined Company’s benefit plans.

Net Earnings per Common Share

Basic earnings per common share is calculated by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Non-vested share-based payment awards that contain non-forfeitable rights to dividends are treated as participating securities and therefore included in computing earnings per common share using the “two-class method.” The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings. The non-vested restricted stock issued under our Omnibus Plan and our 2005 Contingent Stock Plan are considered participating securities since these securities have non-forfeitable rights to dividends when we declare a dividend during the contractual vesting period of the share-based payment award and therefore included in our earnings allocation formula using the two-class method.

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

See Note 21, “Net Earnings (Loss) Per Common Share,” for further discussion.

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

In June 2014, the FASB issued ASU 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Prior to the issuance of ASU 2014-12, U.S. GAAP did not contain explicit guidance on how to account for those share-based payments. Many reporting entities accounted for performance targets that could be achieved after the requisite service period as performance conditions that affect the vesting of the award and, therefore, did not reflect the performance target in the estimate of the grant-date fair value of the award. Other reporting entities treated those performance targets as non-vesting conditions that affected the grant-date fair value of the award. We currently treat performance targets that affect vesting as a performance condition and, as such, it is not included in the grant-date fair value. Therefore, the impact upon adoption would not be material to our consolidated financial position or results of operations. The amendments in ASU 2014-12 are effective for fiscal years and interim periods within those years, beginning after December 15, 2015. Earlier application is permitted.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40),” (“ASU 2014-15”). ASU 2014-15 requires that for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We currently do not expect the adoption of this standard update to have a material impact on our consolidated financial statements.

In November 2014, the FASB issued ASU 2014-17, “Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force),” (“ASU 2014-17”).  ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.   The amendments in ASU 2014-17 are effective November 18, 2014 and an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event.  The effects of ASU 2014-17 will depend on any future events whereby we obtain control of an entity and elect to apply pushdown accounting.

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

The rigid medical packaging business was included in the “Other” category for segment reporting purposes and was comprised of: Nelipak Holdings, located in the Netherlands and Ireland, Alga Plastics, located in the U.S. and ATE located in Costa Rica.

The results of the rigid medical packaging business are presented as discontinued operations, net of tax, in the consolidated statements of operations for the years ended December 31, 2013 and 2012 and cash flows and related disclosures and, as such, have been excluded from both continuing operations and segment results for all years presented. The operating results of the retained portion of the previously reported Medical Applications business continue to be reported in the “Other” category for segment reporting purposes.

Following is selected financial information included in net earnings from discontinued operations:

	Year Ended December 31
(In millions)	2013	2012
Net sales	$89.6	$88.9
Operating profit	$11.4	$10.6
Earnings before income tax provision	$11.1	$10.6
Income tax provision	3.5	2.8
Net earnings from discontinued operations, net of tax	$7.6	$7.8
Gain on sale of discontinued operations before income tax provision	$40.2	$—
Income tax provision on sale	17.3	—
Net gain on sale of discontinued operations	$22.9	$—

There is no continuing involvement in the operations of the entities that make up the discontinued operations.

Sale of Diversey Japan

On November 14, 2012, we completed the sale of Diversey G.K. (“Diversey Japan”) (an indirect subsidiary of Diversey, Inc.) to an investment vehicle of The Carlyle Group (“Carlyle”) for gross proceeds of $323 million, including certain purchase price adjustments. After transaction costs of $10 million, we used substantially of all the net proceeds of $313 million to prepay a portion of our term loans outstanding under our senior secured credit facilities (see Note 11, “Debt and Credit Facilities”). We recorded a pre-tax gain on the sale of $211 million ($179 million net of tax) which is included in net earnings in the consolidated statement of operations for the year ended December 31, 2012.

Diversey Japan was acquired as part of the acquisition of Diversey on October 3, 2011. The Diversey Japan business was part of the Company’s Diversey Care reportable segment. The results of the Diversey Japan business are presented as discontinued operations, net of tax, in the consolidated statements of operations for the years ended December 31, 2012 and Cash Flows and related disclosures and, as such, have been excluded from both continuing operations and segment results for all years presented.

Following is selected financial information included in net earnings from discontinued operations:

Year Ended
(In millions)	December 31, 2012
Net sales	$273.5
Operating profit	$34.1
Earnings before income tax provision	$33.0
Income tax provision	12.1
Net earnings from discontinued operations, net of tax	$20.9
Gain on sale of discontinued operations before income tax provision	$210.8
Income tax provision on sale	31.9
Net gain on sale of discontinued operations	$178.9

In connection with the sale, we entered into several agreements to provide certain supply and transitional services to Diversey Japan after closing of the sale. While those agreements have generated revenues and cash flows for the Company, the amounts and the Company’s continuing involvement in Diversey operations in Japan are not significant to the Company as a whole.

Note 4 Segments

Effective as of January 1, 2014, we changed our segment reporting structure in order to reflect the way management now makes operating decisions and manages the growth and profitability of the business. This change corresponds with management’s current approach of allocating costs and resources and assessing the performance of our segments. We report our segment information in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 280, “Segment Reporting,” (“FASB ASC Topic 280”). There has been no change in our total consolidated financial condition or results of operations previously reported as a result of the change in our segment structure. There were no changes to the reportable segment assets as a result of the change in segment reporting.

As a result, the Company’s new segment reporting structure consists of three reportable segments and an “Other” category and is as follows:

●	Food Care;
●	Diversey Care;
●	Product Care; and
●	Other (includes Corporate, Medical Applications and New Ventures businesses)

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

Other also includes all items the Company categorizes as special or unusual items that are reported on the consolidated statements of operations. These special items primarily consist of restructuring and other associated costs, expenses related to stock appreciation rights (“SARs”), which were issued in connection with the acquisition of Diversey in 2011, loss on debt redemptions and foreign currency exchange gains/losses related to Venezuelan subsidiaries and other one-time expenses and/or gains.

As of January 1, 2014, the Company also changed the segment performance measure in which management assesses segment performance and makes allocation decisions by segment from operating profit (a U.S. GAAP financial measure) to Adjusted EBITDA (a non-U.S. GAAP financial measure). Adjusted EBITDA is defined as Earnings before Interest Expense, Taxes, Depreciation and Amortization, adjusted to exclude the impact of special items. See “Use of Non-U.S. GAAP Information” below for further information of our use of non-U.S. GAAP measures.

We allocate and disclose depreciation and amortization expense to our segments, although property and equipment, net is not allocated to the segment assets, nor is depreciation and amortization included in the segment performance metric Adjusted EBITDA. We also disclose restructuring and other charges and impairment of goodwill and other intangible assets by segment, although these items are not included in the segment performance metric Adjusted EBITDA since restructuring and other charges and impairment of goodwill and other intangible assets are categorized as special items as discussed above. The accounting policies of the reportable segments and Other are the same as those applied to the consolidated financial statements.

The changes in the Company’s segment structure and segment performance measure better provides management with information to assess segment performance and to make resource and allocation decisions, as the new segment structure and performance measure reflect the current management of our businesses. Accordingly, the new measure will also assist our investors by providing them with a better understanding of the segment so that the user can make a more informed decision about the Company, which is consistent with FASB ASC Topic 280.

The following tables show net sales and Adjusted EBITDA by our segment reporting structure:

	Year Ended December 31,
(In millions)	2014	2013	2012
Net Sales:
Food Care	$3,835.3	$3,814.2	$3,744.0
As a % of Total Company net sales	49.5%	49.6%	49.5%
Diversey Care	2,173.1	2,160.8	2,131.9
As a % of Total Company net sales	28.0%	28.1%	28.2%
Product Care	1,655.0	1,610.0	1,580.4
As a % of Total Company net sales	21.4%	20.9%	20.9%
Total Reportable Segments Net Sales	7,663.4	7,585.0	7,456.3
Other	87.1	105.8	102.9
Total Company Net Sales	$7,750.5	$7,690.8	$7,559.2

	Year Ended December 31,
(In millions)	2014	2013 (1)	2012(1)
Adjusted EBITDA:
Food Care	$670.2	$614.7	$576.3
Adjusted EBITDA Margin	17.5%	16.1%	15.4%
Diversey Care	245.0	237.3	217.9
Adjusted EBITDA Margin	11.3%	11.0%	10.2%
Product Care	292.7	266.3	267.0
Adjusted EBITDA Margin	17.7%	16.5%	16.9%
Total Reportable Segments Adjusted EBITDA	1,207.9	1,118.3	1,061.2
Other	(89.6)	(77.8)	(82.3)
Non-U.S. GAAP Total Company Adjusted EBITDA	$1,118.3	$1,040.5	$978.9
Adjusted EBITDA Margin	14.4%	13.5%	12.9%

(1)

During the fourth quarter of 2014, we changed the method of valuing our inventories that used LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO.  We applied this change in accounting principle retrospectively. Accordingly certain previously reported financial information has been revised.  See Note 2, “Summary of Significant Accounting Policies – Inventories” for additional details regarding this accounting policy change.

The following table shows a reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP net earnings from continuing operations:

	Year Ended December 31,
(In millions)	2014	2013(1)	2012(1)
Non-U.S. GAAP Total Company Adjusted EBITDA	$1,118.3	$1,040.5	$978.9
Depreciation and amortization (2)	(320.8)	(307.5)	(317.1)
Special items:
Write down of non-strategic assets included in depreciation and amortization	2.1	5.3	0.8
Restructuring and other charges(3)	(65.7)	(73.8)	(142.5)
Other restructuring associated costs included in cost of sales and selling general and administrative expenses	(34.2)	(32.0)	(38.9)
Development grant matter included in selling, general and administrative expenses	(14.0)	—	—
Termination of licensing agreement	(5.3)	—	—
Relocation costs included in selling, general and administrative expenses	(2.4)	—	—
SARs	(8.1)	(38.1)	(18.4)
Integration related costs	(4.1)	(1.1)	(7.4)
Impairment of goodwill and other intangible assets	—	—	(1,892.3)
Impairment of equity method investment including related bad debt write-down of $2.3 million in 2012	(5.7)	(2.1)	(25.8)
Foreign currency exchange losses related to Venezuelan subsidiaries	(20.4)	(13.1)	(0.4)
Loss on debt redemption and refinancing activities	(102.5)	(36.3)	(36.9)
Gain from Claims Settlement in 2014 and related costs	20.3	(1.0)	(0.7)
Non-operating charge for contingent guarantee included in other income (expense), net	(2.5)	—	—
Other income (expense), net	(0.1)	0.4	1.0
Interest expense	(287.7)	(361.0)	(384.7)
Income tax provision (benefit)	9.1	84.9	(265.4)
U.S. GAAP net earnings (loss) from continuing operations	$258.1	$95.3	$(1,619.0)

(1)

During the fourth quarter of 2014, we changed the method of valuing certain of our inventories that used LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO.  We applied this change in accounting principle retrospectively. Accordingly all previously reported financial information has been revised.  See Note 2, “Summary of Significant Accounting Policies – Inventories” for additional details regarding this accounting policy change.  The table below represents the impact to Earnings from continuing operations before income tax provision had we remained on the LIFO method of valuing those inventories:

	Year Ended December 31,
(In millions)	2014	2013	2012
Food Care	$0.7	$(0.8)	$1.4
Diversey Care	—	—	—
Product Care	0.8	(1.8)	0.4
Total reportable segments	1.5	(2.6)	1.8
Other	—	0.2	—
Total Company LIFO Adjustments	$1.5	$(2.4)	$1.8

(2)	Depreciation and amortization by segment is as follows:

	Year Ended December 31,
(In millions)	2014	2013	2012
Food Care	$121.3	$118.4	$140.0
Diversey Care	126.3	132.3	127.6
Product Care	41.4	38.2	37.9
Total reportable segments	289.0	288.9	305.5
Other	31.8	18.6	11.6
Total Company depreciation and amortization(1)	$320.8	$307.5	$317.1

(1)	Includes share-based incentive compensation.

(3)	Restructuring and other charges by segment were as follows:

	Year Ended December 31,
(In millions)	2014	2013	2012
Food Care	$27.3	$25.1	$72.0
Diversey Care	24.3	32.2	53.1
Product Care	13.6	16.4	16.7
Total reportable segments	65.2	73.7	141.8
Other	0.5	0.1	0.7
Total Company restructuring and other charges	$65.7	$73.8	$142.5

The restructuring and other charges in 2014 and 2013 primarily relate to our previously announced Earnings Quality Improvement Program (EQIP). The restructuring and other charges in 2012 primarily relate to the Integration and Optimization Program (IOP). See Note 9, “Restructuring and Relocation Activities,” for further discussion.

Assets by Reportable Segments

The following table shows assets allocated by our segment reporting structure. Only assets which are identifiable by segment and reviewed by our chief operating decision maker by segment are allocated to the reportable segment assets, which are trade receivables, net, and finished goods inventories, net. All other assets are included in “Assets not allocated.”

	December 31,	December 31,
(In millions)	2014	2013
Assets:
Trade receivables, net, and finished goods inventories, net
Food Care	$689.3	$767.3
Diversey Care	514.5	543.3
Product Care	279.1	301.0
Other Category	14.0	17.5
Total segments and other	1,496.9	1,629.1
Assets not allocated
Cash and cash equivalents	322.6	992.4
Property and equipment, net	993.2	1,134.5
Goodwill	3,005.5	3,114.6
Intangible assets, net	872.2	1,016.9
Assets held for sale	27.3	—
Other	1,324.0	1,288.5
Total	$8,041.7	$9,176.0

 Allocation of Goodwill and Identifiable Intangible Assets to Reportable Segments

Our management views goodwill and identifiable intangible assets as corporate assets, so we do not allocate their balances to the reportable segments. However, we are required to allocate their balances to each reporting unit to perform our annual impairment review, which we do during the fourth quarter of the year. See Note 7, “Goodwill and Identifiable Intangible Assets,” for the allocation of goodwill and identifiable intangible assets and the changes in their balances in the year ended December 31, 2014 by our segment reporting structure, and the details of our impairment review.

Geographic Information

	Year Ended December 31,
(In millions)	2014	2013	2012
Net sales(1):
North America	$3,075.8	$3,006.9	$2,952.4
Europe	2,454.7	2,447.8	2,416.5
Latin America	801.4	824.3	799.7
AMAT	870.3	846.8	794.4
JANZ	548.3	565.0	596.2
Total	$7,750.5	$7,690.8	$7,559.2

Total long-lived assets(1)(2):
North America	$2,921.0	$3,011.0
Europe	1,324.0	1,591.5
Latin America	224.1	233.6
AMAT	618.9	650.0
JANZ	156.2	167.3
Total	$5,244.2	$5,653.4

(1)

Net sales to external customers attributed to geographic areas represent net sales to external customers based on shipping origin. No non-U.S. country accounted for net sales in excess of 10% of consolidated net sales or long-lived assets in excess of 10% of consolidated long-lived assets at December 31, 2014 and 2013.

(2)	Total long-lived assets represent total assets excluding total current assets and deferred tax assets.

Note 5 Inventories

The following table details our inventories:

	December 31,	December 31,
(In millions)	2014	2013
Inventories:
Raw materials	$108.9	$116.6
Work in process	104.0	110.9
Finished goods	494.7	502.7
Total	$707.6	$730.2

During the fourth quarter of 2014, we changed the method of valuing our inventories that used the LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO.  Refer to Note 2, “Summary of Significant Accounting Policies – Inventories” for a discussion of our change in accounting policy.

Note 6 Property and Equipment, net

The following table details our property and equipment.

	December 31,	December 31,
(In millions)	2014	2013
Land and improvements	$106.6	$135.8
Buildings	666.7	729.6
Machinery and equipment	2,351.3	2,488.4
Other property and equipment	143.4	164.8
Construction-in-progress	116.5	107.1
Property and equipment, gross	3,384.5	3,625.7
Accumulated depreciation and amortization	(2,391.3)	(2,491.2)
Property and equipment, net	$993.2	$1,134.5

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment for the three years ended December 31, 2014.

	Year Ended December 31,
(In millions)	2014	2013	2012
Interest cost capitalized	$6.2	$4.9	$5.5
Depreciation and amortization expense for property and equipment	$147.8	$160.2	$167.5

Note 7 Goodwill and Identifiable Intangible Assets

Goodwill

We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for our 2014 and 2013 annual goodwill impairment test performed in the fourth quarter of each applicable year, we performed a quantitative test for all of our reporting units.

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

2014 and 2013 Annual Impairment Test

During the fourth quarter of 2014 and 2013, we completed step one of our annual goodwill impairment test for our reporting units. We concluded that the fair values of these reporting units were above their carrying values and, therefore, there was no indication of impairment in either year.

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

In addition, during the third quarter of 2012 and prior to performing the step one impairment test, we considered the same indicators of potential impairment noted above as related to the indefinite lived assets of those reporting units. When indicators of impairment are present, we determine the fair value of the indefinite lived assets and compare them to their carrying values. We estimate the fair value of these assets using a relief from royalty method under an income approach. The key assumptions for this method are revenue projections, a royalty rate as determined by management in consultations with valuation experts, and a discount rate, established as discussed above. Based on our analysis, the fair values of an indefinite lived trade name was lower than its carrying value. As a result, we recorded a pre-tax impairment charge of $189 million associated with the Diversey trade name in the three months ended September 30, 2012, which is included in impairment of goodwill and other intangible assets in the consolidated statements of operations. At the time, the charge was included in the legacy-Diversey segment.

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

Allocation of Goodwill to Reporting Units

The following table shows our goodwill balances by our segment reporting structure:

				Impact of
				Foreign Currency
				Translation
	Gross Carrying Value at	Accumulated	Carrying Value at	Year Ended	Gross Carrying Value at	Accumulated	Carrying Value at
(In millions)	December 31, 2013	Impairment	December 31, 2013	December 31, 2014	December 31, 2014	Impairment	December 31, 2014
Food Care	$833.7	$(208.0)	$625.7	$(14.0)	$819.7	$(208.0)	$611.7
Diversey Care	1,994.1	(883.0)	1,111.1	(93.3)	1,900.8	(883.0)	1,017.8
Product Care	1,372.8	—	1,372.8	(1.6)	1,371.2	—	1,371.2
Other	5.0	—	5.0	(0.2)	4.8	—	4.8
Total	$4,205.6	$(1,091.0)	$3,114.6	$(109.1)	$4,096.5	$(1,091.0)	$3,005.5

The excess of estimated fair values over carrying value, including goodwill for each of our reporting units that had goodwill as of the 2014 annual impairment test were the following:

% by Which Estimated Fair value
Reporting Unit	exceeds Carrying Value
Food Care — Packaging Solutions	243%
Food Care — Hygiene Solutions	282%
Diversey Care	44%
Product Care	92%
Medical Applications	788%

As noted above, the fair value determined under step one of the goodwill impairment test completed in the fourth quarter of 2014 exceeded the carrying value for each reporting unit.  Therefore, there was no impairment of goodwill. However, if the fair value decreases in future periods, the Company may fail step one of the goodwill impairment test and be required to perform step two. In performing step two, the fair value would have to be allocated to all of the assets and liabilities of the reporting unit. Therefore, any potential goodwill impairment charge would be dependent upon the estimated fair value of the reporting unit at that time and the outcome of step two of the impairment test. The fair values of the assets and liabilities of the reporting unit, including the intangible assets could vary depending on various factors.

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

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives:

	December 31, 2014				December 31, 2013
	Gross				Gross
	Carrying	Accumulated	Accumulated		Carrying	Accumulated	Accumulated
(In millions)	Value	Amortization	Impairment (1)(2)	Net	Value	Amortization	Impairment (1)(2)	Net
Customer relationships	$890.8	$(210.8)	$(148.9)	$531.1	$961.3	$(171.2)	$(148.9)	$641.2
Trademarks and trade names	1.3	(0.2)	—	1.1	0.20	(0.10)	-	0.1
Technology	266.4	(167.0)	(22.2)	77.2	252.6	(128.0)	(22.2)	102.4
Contracts	40.6	(28.9)	—	11.7	44.0	(21.9)	—	22.1
Total intangible assets with definite lives	$1,199.1	$(406.9)	$(171.1)	$621.1	$1,258.1	$(321.2)	$(171.1)	$765.8
Trademarks and trade names with indefinite lives	881.3	—	(630.2)	251.1	881.3	—	(630.2)	251.1
Total	$2,080.4	$(406.9)	$(801.3)	$872.2	$2,139.4	$(321.2)	$(801.3)	$1,016.9

(1)

During the third quarter of 2012, we determined that sufficient indicators existed to require an interim impairment review of our Diversey trade name. Based on our analysis, the fair value of this intangible was lower than the carrying value, which resulted in a pre-tax impairment charge of $189 million. In addition, during the fourth quarter of 2012, we completed our annual impairment test for indefinite lived trademarks and trade names, and we performed an interim impairment review of our customer relationships.  As a result, we recorded a pre-tax impairment charge of $149 million of customer relationships, and a pre-tax impairment charge of $441 million of trademarks and trade names.

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

The intangible assets include $251 million of trademarks and trade names that we have determined to have indefinite useful lives, primarily acquired in connection with the acquisition of Diversey.

The following table shows the remaining estimated future amortization expense at December 31, 2014.

Year	Amount (in millions)
2015	$86.5
2016	84.4
2017	77.6
2018	65.5
Thereafter	307.1
Total	$621.1

The following table shows the remaining weighted average useful life of our definite intangible assets as of December 31, 2014.

Remaining weighted average useful lives
Customer relationships	9.8
Trademarks and trade names	4.8
Technology	4.1
Contracts	2.8
Total intangible assets with definite lives	8.9

Note 8 Accounts Receivable Securitization Programs

U.S. Accounts Receivable Securitization Program

We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to an indirectly wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables with two banks and issuers of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries. Any transfers of fractional ownership interests of receivables under the U.S. receivables securitization program to the two banks and issuers of commercial paper administered by these banks are considered secured borrowings with pledge of collateral and will be classified as short-term borrowings on our consolidated balance sheet.  The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the consolidated balance sheet.

As of December 31, 2014, the maximum purchase limit for receivable interests was $100 million, subject to the availability limits described below.

The amounts available from time to time under this program may be less than $100 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During 2014, the level of eligible assets available under the program was lower than $100 million primarily due to certain required reserves against our receivables. As a result, the amount available to us under the program was $76 million at December 31, 2014. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

This program expires annually in September and is renewable.  The program was renewed in September 2014 for an additional year and the program size was reduced from $125 million to $100 million.

European Accounts Receivables Securitization Program

We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks and issuers of commercial paper administered by these banks. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. We do not have an equity interest in the SPV. However, since we are considered the primary beneficiary of the SPV, it meets the criteria to be classified as a variable interest entity and is included in our consolidated financial statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. The SPV borrows funds from the banks to fund is acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable.   Loans from the banks to the SPV will be classified as short-term borrowings on our consolidated balance sheet. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the consolidated balance sheet.

As of December 31, 2014, the maximum purchase limit for receivable interests was €95 million, ($115 million equivalent at December 31, 2014) subject to availability limits.  The terms and provisions of this program are similar to our U.S.-program discussed above. As of December 31, 2014, the amount available under this program was €95 million ($115 million equivalent as of December 31, 2014).

This program expires annually in February and is renewable.  The program was renewed in February 2015 and the maximum purchase limit was raised to €110 million.

Utilization of Our Accounts Receivable Securitization Programs

In connection with the funding of the payment of the Settlement agreement on February 3, 2014, we utilized both our U.S. and European programs. At December 31, 2014, the total amount of borrowings under our U.S. program was $36 million and there were no borrowings outstanding under our European program. The trade receivables that served as collateral for these borrowings were reclassified from trade receivables, net to prepaid expenses and other current assets on the consolidated balance sheet. The weighted average interest rate for these borrowings was 0.90% at December 31, 2014. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. Total interest expense related to the use of these programs was approximately $2 million for the year ended December 31, 2014.

Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at December 31, 2014.

As of December 31, 2013, we had no amounts outstanding under either the U.S. or European program, and we did not utilize these programs during 2013.

Note 9 Restructuring and Relocation Activities

The following table details our restructuring activities:

	Year Ended December 31,
	2014				2013			2012
(In millions)	IOP	EQIP	FUSION	Total	IOP	EQIP	Total	IOP	Other	Total
Other associated costs	$7.7	$21.6	$2.4	$31.7	$14.1	$11.4	$25.5	$22.2	$12.1	$34.3
Restructuring charges	13.2	47.0	5.5	65.7	(7.0)	80.8	73.8	144.9	(2.4)	142.5
Total	$20.9	$68.6	$7.9	$97.4	$7.1	$92.2	$99.3	$167.1	$9.7	$176.8

Fusion

On December 18, 2014, the Board of Directors of the Company approved a new restructuring plan (the “Fusion Program” or the “Plan”), which consists of a portfolio of restructuring projects across all of our divisions as part of our transformation of Sealed Air Corporation into a knowledge-based company, including reduction in headcount and consolidation and relocation of certain facilities and offices.

The Company currently estimates that it will incur aggregate costs of approximately $275 million to $285 million in connection with the implementation of this Plan.  The net cash cost of the Plan is expected to be in the range of $210 million to $220 million. The costs associated with the Plan, the majority of which are expected to be incurred between 2015 and 2017, will primarily consist of (i) a reduction in headcount through reorganization and integration, including severance and termination benefits for employees, expected to be approximately $115 million to $120 million, and (ii) other costs associated with the Plan, primarily relating to the rationalization, consolidation and relocation of certain portions of our global supply chain and other facilities and offices, expected to be approximately $160 million to $165 million. Included in the total cash costs, the Company anticipates approximately $55 million to $65 million of capital expenditures related to the Plan, of which the majority is expected to be incurred between 2015 and 2016.

The other associated costs included in the table above primarily consist of consulting and other costs incurred in connection with the project relocation efforts, which were included in selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2014. The restructuring charges included in the table above primarily consist of termination and benefit costs.

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

On August 31, 2014, in connection with our relocation efforts, we signed an agreement for purchase and sale relating to our building located in Racine, Wisconsin.  As of December 31, 2014, the building and certain related assets met the criteria of assets held for sale classification.  Accordingly, we reclassified $26 million from property, plant and equipment to assets held for sale as of December 31, 2014.  The sale closed in January 2015.  In addition, we leased back the building until December 2015 but have the option to exit the lease earlier.  The final sales price was $30 million, of which net proceeds of $24 million were received as part of the closing along with a $6 million unsecured promissory note to be paid once we exit the facility.  We recorded a pre-tax gain on the sale of approximately $3 million in January 2015.

The restructuring accrual, spending and other activity for the year ended December 31, 2014 and the accrual balance remaining at December 31, 2014 related to this program were as follows (in millions):

Fusion restructuring accrual at December 31, 2013	$—
Accrual and accrual adjustments	5.5
Cash payments during 2014	—
Effect of changes in foreign currency exchange rates	—
Fusion restructuring accrual at December 31, 2014	$5.5

Cumulative cash payments made in connection with this program, including associated costs through December 31, 2014, were $2 million. We expect to pay $4 million of the accrual balance remaining at December 31, 2014 within the next twelve months. This amount is included in accrued restructuring costs on the consolidated balance sheet at December 31, 2014. The majority of the remaining accrual of $2 million is expected to be paid in 2016.  This amount is included in other non-current liabilities on our consolidated balance sheet at December 31, 2014.

No capital expenditures for this program were incurred in the year ended December 31, 2014 or in any prior years.

Earnings Quality Improvement Program (EQIP)

In May 2013, we announced the commencement of EQIP, which is an initiative to deliver meaningful cost savings and network optimization. The costs associated with this plan consist primarily of (i) a reduction in headcount, which is expected to be approximately 750-900 employees and other costs associated with divisional realignment and connected profitability improvement programs, including severance and termination benefits for employees, expected to be approximately $105 million to $120 million, and (ii) costs and capital expenditures associated with incremental supply chain network optimization projects, including facility relocation and closures, expected to be approximately $85 million to $90 million. We currently estimate that we will incur total costs of approximately $190 million to $210 million in connection with implementation of this plan, including capital expenditures of approximately $50 million to $55 million. The plan is expected to be substantially completed by the end of 2016.

The other associated costs included in the table above primarily consist of consulting and rebranding costs incurred in connection with the rebranding of the Company and its divisions, which were included in selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31,  2014. The restructuring charges included in the table above primarily consist of termination and benefit costs.

The restructuring accrual, spending and other activity for the year ended December 31, 2014 and the accrual balance remaining at December 31, 2014 related to this program were as follows (in millions):

EQIP restructuring accrual at December 31, 2013	$55.9
Accrual and accrual adjustments	47.0
Cash payments during 2014	(58.1)
Effect of changes in foreign currency exchange rates	(2.9)
EQIP restructuring accrual at December 31, 2014	$41.9

Cumulative cash payments made in connection with this program, including associated costs through December 31, 2014, were $113 million.  We expect to pay $39 million of the accrual balance remaining at December 31, 2014 within the next twelve months. This amount is included in accrued restructuring costs on the consolidated balance sheet at December 31, 2014. The majority of the remaining accrual of $3 million is expected to be paid in 2016 with minimal amounts to be paid out in 2017. This amount is included in other non-current liabilities on our consolidated balance sheet at December 31, 2014.

Capital expenditures related to this program were $28 million in 2014, $11 million in 2013 and none in 2012.  Capital expenditures primarily relate to supply chain network optimization.

Integration and Optimization Program (IOP)

In December 2011, we initiated a restructuring program associated with the integration of Diversey’s business following our acquisition of Diversey on October 3, 2011. The program primarily consists of (i) reduction in headcount, (ii) consolidation of facilities, (iii) supply chain network optimization, and (iv) certain other capital expenditures. This program has been substantially completed by the end of 2014.

The other associated costs in the table above primarily consist of consulting fees included in selling, general and administrative expenses on the consolidated statement of operations.

The restructuring accrual, spending and other activity for the year ended December 31, 2014 and the accrual balance remaining at December 31, 2013 related to this program were as follows (in millions):

IOP restructuring accrual at December 31, 2013	$24.5
Accrual and accrual adjustments	13.2
Cash payments during 2014	(22.3)
Effect of changes in foreign currency exchange rates	(2.3)
IOP restructuring accrual at December 31, 2014	$13.1

Cumulative cash payments made in connection with this program, including associated costs through December 31, 2014, were $220 million. We expect to pay $13 million of the accrual balance remaining at December 31, 2014 within the next twelve months. This amount is included in accrued restructuring costs on the consolidated balance sheet at December 31, 2014.

Capital expenditures related to this program were less than $1 million in 2014, $14 million in 2013 and $14 million in 2012. Capital expenditures mainly relate to facilities and supply chain network optimization.

Note 10 Other Current and Non-Current Liabilities

The following tables detail our other current liabilities and other liabilities at December 31, 2014 and 2013:

	December 31,	December 31,
(In millions)	2014	2013
Other current liabilities:
Accrued salaries, wages and related costs	$326.7	$300.6
Accrued operating expenses	295.3	303.3
Income taxes payable	38.1	35.6
Accrued customer volume rebates	185.4	176.5
Accrued interest	46.0	67.4
Accrued employee benefit liability	8.6	7.0
Total	$900.1	$890.4

	December 31,	December 31,
(In millions)	2014	2013
Other non-current liabilities:
Accrued employee benefit liability	$347.5	$262.0
Other postretirement liability	77.4	70.1
Other various liabilities	279.1	315.8
Total	$704.0	$647.9

Note 11 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth on the following table:

	December 31,	December 31,
(In millions)	2014	2013
Short-term borrowings (1)	$130.4	$81.6
Current portion of long-term debt(2)	1.1	201.5
Total current debt	131.5	283.1
Term Loan A Facility due July 2017, less unamortized lender fees of $0.3 in 2014(3)(4)	249.7	—
Term Loan A Facility due July 2019 (October 2016 prior to refinance), less unamortized lender fees of $10.6 in 2014 and $8.4 in 2013 (3)(4)	1,129.4	634.8
Term Loan B Facility due October 2018, less unamortized lender fees of $7.3 in 2013, and unamortized discount of $10.8 in 2013(3)	—	681.6
8.125% Senior Notes due September 2019(5)	—	750.0
6.50% Senior Notes due December 2020(6)	428.1	424.1
8.375% Senior Notes due September 2021	750.0	750.0
4.875% Senior Notes due December 2022(5)	425.0	—
5.25% Senior Notes due April 2023	425.0	425.0
5.125% Senior Notes due December 2024(5)	425.0	—
6.875% Senior Notes due July 2033, less unamortized discount of $1.3 in 2014 and $1.4 in 2013	448.7	448.6
Other	1.6	2.3
Total long-term debt, less current portion	4,282.5	4,116.4
Total debt(7)	$4,414.0	$4,399.5

(1)

December 31, 2014 is comprised primarily of $36 million of borrowings outstanding under our U.S. accounts receivable securitization program and $23 million outstanding under our revolving credit facility, of which we have the intent and ability to repay within twelve months as of December 31, 2014, and $71 million short-term borrowings from various lines of credits.  As of December 31, 2013, we had no amounts outstanding under either the U.S. or European program, and we did not utilize these programs during 2013.

(2)

The Company’s $150 million 12% Senior Notes due February 2014 (“12% Senior Notes”) were included in current portion of long-term debt as of December 31, 2013.  We repaid the 12% Senior Notes upon their maturity using cash on hand and committed liquidity.

(3)

On July 25, 2014, the Company entered into a second restatement agreement for refinancing of the Term Loan A facilities, Term Loan B facilities and revolving credit facilities with new Term Loan A facilities.  See below for further information.

(4)	Term Loan A facilities have required prepayments which are due in 2016.
(5)

In November 2014, the Company issued $425 million of 4.875% Senior Notes due December 1, 2022 and $425 million of 5.125% Senior Notes due December 1, 2024.  The proceeds from this note were used to repurchase the Company’s $750 million 8.125% Notes due September 15, 2019.  See below for further information.

(6)	On October 16, 2014, the Company terminated the $100 million of outstanding interest rate swaps on our 6.5% Senior Notes due December 1, 2020. See below for further information.
(7)	The weighted average interest rate on our total outstanding debt was 5.2% as of December 31, 2014 and 6.2% as of December 31, 2013.

Senior Notes

2014 Activity

In the fourth quarter 2014, Sealed Air issued $425 million of 4.875% Senior Notes due December 1, 2022 and $425 million of 5.125% Senior Notes due December 1, 2024.  The proceeds from this note were used to repurchase the company’s $750 million 8.125% Notes due September 2019.  The aggregate repurchase price was $837 million, which included the principal amount of $750 million, a premium of $75 million and accrued interest of $12 million.  We recognized a total pre-tax loss of $84 million on the repurchase, which included the premiums mentioned above. Also included in the loss on debt redemption was $9 million of accelerated amortization of original non-lender fees related to the 8.125% Senior Notes. We also capitalized $13 million of non-lender fees incurred in connection with the 4.875% Senior Notes and 5.125% Senior Notes that are included in other assets on our consolidated balance sheet.

In the fourth quarter of 2014, we terminated the swaps that were associated with the 6.5% Senior Notes although the 6.5% Senior Notes remained outstanding. The $3 million gain on termination of swaps increased the carrying amount of our 6.5% Senior Note, which is being amortized using effective interest method over the remaining maturities of the Senior Note and included in interest expense on our consolidated statement of operations.

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

Credit Facility

2014 Activity

Amended and Restated Senior Secured Credit Facilities

On July 25, 2014, the Company entered into a second restatement agreement (the “Second Restatement Agreement”) whereby its senior secured credit facility was amended and restated (the “Second Amended and Restated Credit Agreement”) with Bank of America, N.A., as agent, and the other financial institutions party thereto. The changes include (i) the refinancing of the Term Loan A facilities, Term Loan B facilities and revolving credit facilities with new Term Loan A facilities (including facilities in Canadian dollars, euros, Japanese yen, pounds sterling and U.S. dollars) in an aggregate principal amount equivalent to $1,330 million and revolving credit facilities of $700 million, (ii) a new $100 million delayed draw Term Loan A facility (used for our Brazilian operations), (iii) a 0.75% reduction of the interest rate margin for the Term Loan A facilities and revolving credit facilities, (iv) extension of the final maturity of the Term Loan A facilities and revolving credit commitment to July 25, 2019, (v) adjustments to the financial maintenance covenant of Consolidated Net Debt to Consolidated EBITDA (as defined in the Second Amended and Restated Credit Agreement) and other covenants to provide additional flexibility to the Company and (vi) other amendments. Term Loan B was fully extinguished as a result of the Refinancing.

On August 29, 2014, we completed the $100 million delayed draw of the Term Loan A facility. In connection with this loan, we also entered into interest rate and currency swaps in a notional amount of $100 million, which convert our floating U.S. dollar denominated obligation under the Term Loan A into a fixed rate Brazilian real denominated obligation.

As a result of the Second Restatement Agreement, we recognized $18 million of loss on debt redemption in our consolidated statements of operations. This amount includes $13 million of accelerated amortization of original issuance discount related to the Term Loan B and lender and non-lender fees related to the entire credit facility. Also included in the loss on debt redemption was $5 million of non-lender fees incurred in connection with the Second Restatement Agreement. In addition, we incurred $2 million of lender fees that are included in the carrying amounts of the outstanding debt under the credit facility. We also capitalized $5 million of non-lender fees that are included in other assets on our consolidated balance sheet.

The amortization expense related to original issuance discount and lender and non-lender fees is calculated using the effective interest rate method over the lives of the respective debt instruments. Total amortization expense in 2014 related to the Senior Secured Credit Facilities was $10 million and is included in interest expense in our consolidated statements of operations.

2013 Activity

2013 Amended Credit Facility

In November 2013, we amended our senior secured credit facility (the “Amended Credit Facility”). The amendment refinanced the Term Loan B facilities with a $525 million Term Loan B dollar tranche and a €128 million Term Loan B euro tranche. In connection therewith, among other things, (i) the interest margin on each tranche was decreased by 0.75%, and the minimum Eurocurrency rate under the Term Loan B facilities was reduced from 1.00% to 0.75%. We prepaid $101 million and refinanced the remaining principal amount of $697 million of the euro and U.S. dollar denominated portions of the original Term Loan B at 100% of their face value. We recognized a $4 million pre-tax loss on debt redemption included in our results of operations for 2013, consisting of accelerated unamortized original issuance discount, unamortized fees, and fees associated with the transaction.

2012 Activity

2012 Amended Credit Facility

In connection with the sale of Diversey Japan (see Note 3, “Divestitures”), and the repayment of existing indebtedness of the Company and to provide for ongoing liquidity requirements, on November 14, 2012, we entered into an amended senior secured credit facility (the “2012 Amended Credit Facility”). The 2012 Amended Credit Facility consisted of: (a) a multicurrency Term Loan A facility denominated in U.S. dollars, Canadian dollars, euros and Japanese yen, (“2012 Amended Term Loan A Facility”), (b) a multicurrency Term Loan B facility denominated in U.S. dollars and euros (“2012 Amended Term Loan B Facility”) and (c) a $700 million revolving credit facility available in U.S. dollars, Canadian dollars, euros, and Australian dollars (“2012 Amended Revolving Credit Facility”). Our obligations under the Amended Credit Facility were guaranteed by certain of Sealed Air’s subsidiaries and secured by pledges of certain assets and the capital stock of certain subsidiaries.

The 2012 Amended Term Loan A Facility and the Amended Revolving Credit Facility each had a five-year term with final maturity in October 2016 and bore interest at either LIBOR or the base rate (or an equivalent rate in the relevant currency) plus 250 basis points (bps) per annum in the case of LIBOR loans and 150 bps per annum in the case of base rate loans. The 2012 Amended Term Loan B Facility had a seven-year term with final maturity in October 2018.

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

	December 31,	December 31,
(In millions)	2014	2013
Used lines of credit (1)	$130.4	$81.6
Unused lines of credit	1,101.7	1,224.0
Total available lines of credit(2)	$1,232.1	$1,305.6

(1)	Includes total borrowings under the AR securitization programs, the revolving credit facility and borrowings under lines of credit available to several foreign subsidiaries.
(2)	Of the total available lines of credit, $892 million were committed as of December 31, 2014.

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Amended Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Credit Facility). We were in compliance with the above financial covenants and limitations at December 31, 2014 and 2013.

Debt Maturities

The following table summarizes the scheduled annual maturities for the next five years and thereafter of our long-term debt, including the current portion of long-term debt. This schedule excludes debt discounts, interest rate swaps and lender fees.

Year	Amount (in millions)
2015	$1.1
2016	46.9
2017	322.9
2018	72.8
2019	950.5
Thereafter	2,901.5
Total	$4,295.7

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

Net unrealized after tax gains (losses) related to these contracts that were included in other comprehensive income for the years ended December 31, 2014 and 2013 were immaterial. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

Foreign Currency Forward Contracts Not Designated as Hedges

Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to foreign currency denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these derivative contracts are recognized in other expense, net, on our consolidated statements of operations and are largely offset by the remeasurement of the underlying foreign currency denominated items indicated above. These contracts generally have original maturities of less than 12 months.

Interest Rate Swaps

From time to time, we may use interest rate swaps to manage our mix of fixed and floating interest rates on our outstanding indebtedness.

In the fourth quarter of 2014, we terminated the swaps that we entered into in 2013. The swaps were associated with the 6.5% Senior Notes although the 6.5% Senior Notes remained outstanding. The termination resulted in a $3 million gain, which is being amortized over the remaining life of the 6.5% Senior Note and included in interest expense on our consolidated statement of operations.

In the third quarter of 2012, we terminated the swaps linked to the 12% Senior Notes, although the 12% Senior Notes remained outstanding. We received cash proceeds of $2 million resulting from the gain on the termination of the swaps, which was amortized over the remaining life of the 12% Senior Notes. At December 31, 2012, we had no interest rate swaps outstanding.

As a result of our interest rate swap agreements, interest expense was reduced by $2 million in 2014, less than $1 million in 2013 and $1 million in 2012.

Interest Rate and Currency Swaps

In connection with exercising the $100 million delayed draw under the senior secured credit facility, we entered into a series of interest rate and currency swaps in a notional amount of $100 million.  These swaps convert the U.S. dollar denominated variable rate obligation under the credit facility into a fixed Brazilian real denominated obligation.  The delayed draw and the interest rate and currency swaps are used to fund expansion and general corporate purposes of our Brazilian subsidiaries.

Other Derivative Instruments

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to foreign exchange rates and interest rate and currency swaps related to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At December 31, 2014,  2013 and 2012, we had no foreign exchange options outstanding.

See Note 13, “Fair Value Measurements and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

Fair Value of Derivative Instruments

The following table details the fair value of our derivative instruments included on our consolidated balance sheets.

	Fair Value of Asset		Fair Value of (Liability)
	Derivatives (1)		Derivatives (1)
	December 31,	December 31,	December 31,	December 31,
(In millions)	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)	$4.3	$3.4	$(0.4)	$(1.4)
Interest rate swaps (fair value hedges)	—	—	—	(1.0)
Interest rate and currency swaps (cash flow hedges)	17.8	—	—	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	41.3	7.1	(67.6)	(49.1)
Total	$63.4	$10.5	$(68.0)	$(51.5)

(1)	Asset derivatives are included in other assets and liability derivatives are included in other liabilities.

The following table details the effect of our derivative instruments on our consolidated statements of operations.

	Amount of Gain (Loss) Recognized in
	Earnings on Derivatives
	Year Ended December 31,
(In millions)	2014	2013	2012
Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)(1)	$1.9	$2.7	$(0.1)
Interest rate and currency swaps (cash flow hedges)(2)	13.5	—	—
Treasury locks (cash flow hedges)(3)	0.1	0.1	1.7
Sub-total cash flow hedges	15.5	2.8	1.6
Interest rate swaps (fair value hedges)	1.8	—	1.0
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	(15.2)	(8.5)	4.6
Total	$2.1	$(5.7)	$7.2

(1)	Amounts recognized on the foreign currency forward contracts were included in other income (expense), net.
(2)

Amounts recognized on the interest rate and currency swaps included a $16.5 million gain which offset a loss on the remeasurement of the hedged debt, which is included in other income (expense), net and interest expense of $3 million related to the hedge of the interest payments.

(3)	Amounts recognized on the treasury locks were included in interest expense.

Note 13 Fair Value Measurements and Other Financial Instruments

Fair Value Measurements

The fair value of our financial instruments, using the fair value hierarchy under U.S. GAAP detailed in “Fair Value Measurements,” of Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards,” are included in the table below.

	December 31, 2014
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$64.7	$—	$64.7	$—
Derivative financial instruments net asset (liability):
Interest rate swaps	$—	$—	$—	$—
Foreign currency forward contracts	$(22.4)	$—	$(22.4)	$—
Interest rate and currency swaps	$17.8	$—	$17.8	$—

	December 31, 2013
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$491.9	$—	$491.9	$—
Derivative financial instruments net asset (liability):
Interest rate swaps	$(1.0)	$—	$(1.0)	$—
Foreign currency forward contracts	$(40.0)	$—	$(40.0)	$—

Cash Equivalents

Our cash equivalents at December 31, 2014 and 2013 consisted of commercial paper and time deposits (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

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

The table below shows the carrying amounts and estimated fair values of our total debt:

	December 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
12% Senior Notes due February 2014	$—	$—	$150.3	$150.6
Term Loan A Facility due July 2017	249.7	249.7	—	—
Term Loan A Facility due July 2019 (October 2016 prior to refinance)	1,129.4	1,129.4	684.5	684.5
Term Loan B Facility	—	—	681.6	681.6
8.125% Senior Notes due September 2019	—	—	750.0	841.4
6.50% Senior Notes due December 2020	428.1	469.7	424.1	456.7
8.375% Senior Notes due September 2021	750.0	843.3	750.0	853.1
4.875% Senior Notes due December 2022	425.0	423.3	—	—
5.25% Senior Notes due April 2023	425.0	429.6	425.0	414.7
5.125% Senior Notes due December 2024	425.0	428.5	—	—
6.875% Senior Notes due July 2033	448.7	462.9	448.6	431.2
Other foreign loans	73.9	73.8	85.0	84.9
Other domestic loans(1)	59.2	59.2	0.4	0.4
Total debt	$4,414.0	$4,569.4	$4,399.5	$4,599.1

(1)	Includes borrowings denominated in currencies other than U.S. dollars.

As of December 31, 2014, we did not have any non–financial assets and liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets and asset retirement obligations.

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

We do not expect any of our counterparties in derivative transactions to fail to perform as it is our policy to have counterparties to these contracts that are rated at least BBB- or higher by Standard & Poor’s and Baa3 or higher by Moody’s. Nevertheless, there is a risk that our exposure to losses arising out of derivative contracts could be material if the counterparties to these agreements fail to perform their obligations. We will replace counterparties if a credit downgrade is deemed to increase our risk to unacceptable levels.

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

Our contributions to or provisions for the profit sharing plan and retirement savings plans are charged to operations and amounted to $50 million in 2014, $51 million in 2013, and $33 million in 2012. In 2014, 1.0 million shares were contributed as part of our contribution to the 2013 profit sharing plan; in 2013, 0.9 million shares were contributed as part of our contribution to the 2012 profit sharing plan, and in 2012, 0.9 million shares were contributed as part of our contribution to the 2011 profit sharing plan. These shares were issued out of treasury stock.

We have various international defined contribution benefit plans which cover certain employees. We have expanded use of these plans in select countries where they have been used to supplement or replace defined benefit plans.

Defined Benefit Pension Plans

We recognize the funded status of each defined pension benefit plan measured as the difference between the fair value of plan assets and the projected benefit obligations of the employee benefit plans on the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of taxes. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability on our consolidated balance sheets. Subsequent changes in the funded status are recorded in unrecognized pension items, a component of accumulated other comprehensive loss, that is included in total stockholders’ equity. The amount of unamortized pension items is recorded net of tax. The measurement date used by us to determine the projected benefit obligation and plan assets is December 31 for all material plans (November 30 for non-material plans).

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

The following table shows the components of our net periodic benefit cost for the three years ended December 31, for our pension plans charged to operations:

	Year Ended December 31,
(In millions)	2014	2013	2012
Net periodic benefit cost:
U.S. and non-U.S. net periodic benefit cost included in cost of sales	$5.6	$5.8	$6.1
U.S. and non-U.S. net periodic benefit cost included in selling, general and administrative expenses	10.6	11.2	12.1
Total benefit cost (income)	$16.2	$17.0	$18.2

The amount recorded in inventory as of December 31, 2014, 2013 and 2012 was not material.

A number of our U.S. employees, including some employees who are covered by collective bargaining agreements, participate in defined benefit pension plans. Some of our non-U.S. employees participate in defined benefit pension plans in their respective countries. The following table presents our funded status for 2014 and 2013 for our U.S. and non-U.S. pension plans. The measurement date used by us to determine the projected benefit obligation and plan assets is December 31 for all material plans (November 30 for non-material plans):

	December 31,			December 31,
	2014			2013
(In millions)	U.S.	International	Total	U.S.	International	Total
Change in benefit obligation:
Projected benefit obligation at beginning of Period	$192.2	$1,070.4	$1,262.6	$210.1	$1,011.8	$1,221.9
Service cost	1.1	8.9	10.0	1.3	11.0	12.3
Interest cost	8.7	39.3	48.0	7.9	35.5	43.4
Actuarial loss (gain)	31.4	186.5	217.9	(11.3)	34.0	22.7
Settlement/curtailment	—	(9.6)	(9.6)	(7.1)	(5.6)	(12.7)
Benefits paid	(12.0)	(36.6)	(48.6)	(8.7)	(32.3)	(41.0)
Employee contributions	—	3.4	3.4	—	3.6	3.6
Other	—	0.2	0.2	—	0.4	0.4
Foreign exchange impact	—	(115.6)	(115.6)	—	12.0	12.0
Projected benefit obligation at end of period	221.4	1,146.9	1,368.3	192.2	1,070.4	1,262.6
Change in plan assets:
Fair value of plan assets at beginning of period	177.4	845.8	1,023.2	177.6	784.0	961.6
Actual gain on plan assets	14.4	106.8	121.2	14.7	56.3	71.0
Employer contributions	2.6	33.5	36.1	0.2	34.1	34.3
Employee contributions	—	3.4	3.4	—	3.6	3.6
Benefits paid	(12.0)	(36.6)	(48.6)	(8.7)	(32.3)	(41.0)
Settlement/curtailment	—	(9.6)	(9.6)	(7.1)	(5.5)	(12.6)
Other	(0.9)	2.6	1.7	0.7	(1.1)	(0.4)
Foreign exchange impact	—	(82.4)	(82.4)	—	6.7	6.7
Fair value of plan assets at end of period	181.5	863.5	1,045.0	177.4	845.8	1,023.2
Underfunded status at end of year	$(39.9)	$(283.4)	$(323.3)	$(14.8)	$(224.6)	$(239.4)

Amounts included on the consolidated balance sheets consisted of:

	December 31,			December 31,
	2014			2013
(In millions)	U.S.	International	Total	U.S.	International	Total
Other assets	$—	$24.8	$24.8	$—	$21.7	$21.7
Other current liabilities	—	(4.1)	(4.1)	—	(4.6)	(4.6)
Other liabilities	(39.9)	(304.1)	(344.0)	(14.8)	(241.7)	(256.5)
Net amount recognized	$(39.9)	$(283.4)	$(323.3)	$(14.8)	$(224.6)	$(239.4)

The following table shows the components of our net periodic benefit cost (income) for the three years ended December 31, for our pension plans charged to operations:

	December 31,			December 31,			December 31,
	2014			2013			2012
(In millions)	U.S.	International	Total	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost or (income):
Service cost	$1.1	$8.9	$10.0	$1.3	$11.0	$12.3	$1.2	$14.9	$16.1
Interest cost	8.7	39.3	48.0	7.9	35.5	43.4	9.3	37.3	46.6
Expected return on plan assets	(11.2)	(42.9)	(54.1)	(11.1)	(38.1)	(49.2)	(11.2)	(41.6)	(52.8)
Amortization of net prior service cost	—	0.1	0.1	0.2	0.2	0.4	0.2	0.1	0.3
Amortization of net actuarial loss	0.8	9.1	9.9	2.2	7.8	10.0	1.8	5.0	6.8
Net periodic benefit cost (income)	(0.6)	14.5	13.9	0.5	16.4	16.9	1.3	15.7	17.0
Cost (income) of settlement	—	2.3	2.3	(0.7)	0.8	0.1	(0.9)	2.1	1.2
Total benefit cost (income)	$(0.6)	$16.8	$16.2	$(0.2)	$17.2	$17.0	$0.4	$17.8	$18.2

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2014 and 2013 are:

	December 31,			December 31,
	2014			2013
(In millions)	U.S.	International	Total	U.S.	International	Total
Unrecognized prior service costs	$—	$0.5	$0.5	$0.2	$0.6	$0.8
Unrecognized net actuarial loss	29.6	278.5	308.1	2.1	195.2	197.3
Total	$29.6	$279.0	$308.6	$2.3	$195.8	$198.1

Changes in plan assets and benefit obligations recognized in other comprehensive loss (income) at December 31, 2014 and 2013 were as follows:

	December 31,			December 31,
	2014			2013
(In millions)	U.S.	International	Total	U.S.	International	Total
Current year actuarial loss (gain)	$28.3	$122.5	$150.8	$(14.9)	$16.2	$1.3
Amortization of actuarial loss	(0.8)	(9.1)	(9.9)	(2.2)	(7.9)	(10.1)
Amortization of prior service cost	(0.1)	—	(0.1)	(0.2)	(0.2)	(0.4)
Settlement/curtailment loss (gain)	—	(2.1)	(2.1)	0.8	(0.8)	—
Other	—	—	—	—	—	—
Effects of changes in foreign currency exchange rates	—	(28.1)	(28.1)	—	3.9	3.9
Total recognized in other comprehensive (income) loss	$27.4	$83.2	$110.6	$(16.5)	$11.2	$(5.3)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2015 are as follows:

	December 31,
	2015
(In millions)	U.S.	International	Total
Unrecognized prior service costs	$0.1	$-	$0.1
Unrecognized net actuarial loss	2.0	9.4	11.4
Total	$2.1	$9.4	$11.5

Information for plans with accumulated benefit obligations in excess of plan assets as of December 31, 2014 and 2013 are as follows:

	December 31,			December 31,
	2014			2013
(In millions)	U.S.	International	Total	U.S.	International	Total
Accumulated benefit obligation	$218.0	$908.3	$1,126.3	$189.2	$829.3	$1,018.5
Fair value of plan assets	181.7	643.8	825.5	177.4	617.5	794.9

Actuarial Assumptions

Weighted average assumptions used to determine benefit obligations at December 31, 2014 and 2013 were as follows:

	December 31,		December 31,
	2014		2013
(In millions)	U.S.	International	U.S.	International
Benefit obligations
Discount rate	3.9%	2.7%	4.6%	3.8%
Rate of compensation increase	3.0%	2.7%	3.0%	2.9%

Weighted average assumptions used to determine net periodic benefit cost for the three years ended December 31, were as follows:

	December 31,		December 31,		December 31,
	2014		2013		2012
(In millions)	U.S.	International	U.S.	International	U.S.	International
Net periodic benefit cost
Discount rate	4.6%	3.8%	3.8%	3.7%	4.6%	4.3%
Expected long-term rate of return	6.5%	5.2%	6.5%	5.0%	6.7%	5.9%
Rate of compensation increase	3.0%	2.9%	3.5%	2.8%	3.5%	2.8%

In 2014, we adopted the Society of Actuaries Retirement Plan 2014 (RP-2014) table with Mortality Projection 2014 (MP-2014) improvement scale for all of our U.S. plans.

Estimated Future Benefit Payments

We expect the following estimated future benefit payments, which reflect expected future service as appropriate, to be paid in the years indicated:

	Amount
(In millions)	U.S.	International	Total
Year
2015	$11.1	$34.3	$45.4
2016	12.7	33.2	45.9
2017	12.6	35.1	47.7
2018	12.6	36.4	49.0
2019	13.0	37.5	50.5
Thereafter	62.5	216.9	279.4
Total	$124.5	$393.4	$517.9

Plan Assets

We review the expected long-term rate of return on plan assets annually, taking into consideration our asset allocation, historical returns, and the current economic environment. The expected return on plan assets is calculated based on the fair value of plan assets at year end. To determine the expected return on plan assets, expected cash flows have been taken into account.

Our long-term objectives for plan investments are to ensure that (a) there is an adequate level of assets to support benefit obligations to participants over the life of the plans, (b) there is sufficient liquidity in plan assets to cover current benefit obligations, and (c) there is a high level of investment return consistent with a prudent level of investment risk. The investment strategy is focused on a long-term total return in excess of a pure fixed income strategy with short-term volatility less than that of a pure equity strategy. To accomplish this objective, we cause assets to be invested primarily in a diversified mix of equity and fixed income investments. For U.S. plans, the target asset allocation will typically be 40-50% in equity securities, with a maximum equity allocation of 70%, and 50-60% in fixed income securities, with a minimum fixed income allocation of 30% including cash.

The fair values of our U.S. and non-U.S. pension plan assets, by asset category and by the level of fair values are as follows:

	2014				2013
	Total				Total
(In millions)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents(1)	$9.6	$4.8	$4.8	$—	$10.8	$6.7	$4.1	$—
Fixed income funds(2)	495.2	—	495.2	—	497.4	—	497.4	—
Equity funds(3)	392.8	—	392.8	—	418.2	—	418.2	—
Other(4)	147.4	—	24.2	123.2	96.8	—	9.3	87.5
Total	$1,045.0	$4.8	$917.0	$123.2	$1,023.2	$6.7	$929.0	$87.5

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

The following table shows the activity of our U.S. and non-U.S. plan assets, which are measured at fair value using Level 3 inputs.

	December 31,	December 31,
(In millions)	2014	2013
Balance at beginning of period	$87.5	$68.1
Gains on assets still held at end of year	5.3	0.1
Losses on assets sold during year	-	12.9
Transfers in and/or out of Level 3	41.8	4.0
Foreign exchange (loss) gain	(11.4)	2.4
Balance at end of period	$123.2	$87.5

Note 15 Other Post-Employment Benefits and Other Employee Benefit Plans

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

Contributions made by us, net of Medicare Part D subsidies received in the U.S., are reported below as benefits paid. We may change the benefits at any time. We have elected to amortize the transition obligation over a 20-year period. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans, follows:

	Year Ended	Year Ended
(In millions)	2014	2013
Change in benefit obligations:
Benefit obligation at beginning of period	$73.1	$79.9
Service cost	0.8	0.9
Interest cost	3.2	3.0
Plan participants’ contributions	—	—
Actuarial loss (gain)	7.2	(6.0)
Benefits paid	(4.2)	(5.2)
Loss due to exchange rate movements	(0.5)	(0.1)
Plan amendments	0.2	0.6
Benefit obligation at end of period	$79.8	$73.1
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	4.2	5.2
Plan participants’ contribution	—	—
Benefits paid	(4.2)	(5.2)
Fair value of plan assets at end of period	$—	$—
Net amount recognized:
Underfunded status	$(79.8)	$(73.1)
Net amount recognized in consolidated balance sheets consists of:
Current liability	$(5.3)	$(5.7)
Noncurrent liability	(74.5)	(67.4)
Net amount recognized	$(79.8)	$(73.1)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$13.8	$6.9
Prior service credit	(11.2)	(12.1)
Total	$2.6	$(5.2)

The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 3.9% at December 31, 2014 and 4.5% at December 31, 2013. The components of net periodic benefit cost for the three years ended December 31 were as follows:

(In millions)	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$0.8	$0.9	$1.0
Interest cost	3.2	3.0	3.3
Amortization of net loss	0.1	0.4	—
Amortization of prior service credit	(0.7)	(0.7)	(0.9)
Net periodic benefit cost	$3.4	$3.6	$3.4

The amounts in accumulated other comprehensive loss at December 31, 2014 that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (in millions):

Actuarial loss	$0.4
Prior service (credit)	(0.8)

Healthcare Cost Trend Rates

For the year ended December 31, 2014, healthcare cost trend rates were assumed to be 4.0% for Belgian plans, 6.8% for U.S. plans in 2014 and decreasing to 5.0% by 2022, and 6.5% for Canadian plans in 2014 decreasing to 5.0% by 2018. The assumed healthcare cost trend rate has an effect on the amounts reported for the healthcare plans. A one percentage point change on assumed healthcare cost trend rates would have the following effect for the year ended December 31, 2014 (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on post-retirement benefit obligation	2.2	(2.6)

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

Expected post-retirement benefits (net of Medicare Part D subsidies) for each of the next five years and succeeding five years are as follows (in millions):

Year	Amount
2015	$5.4
2016	5.3
2017	5.3
2018	5.3
2019	5.4
Thereafter	26.0
Total	$52.7

Note 16 Income Taxes

The components of earnings (loss) from continuing operations before income tax provision, as retrospectively changed to account for our change from LIFO to FIFO, were as follows:

	Year Ended December 31,
(In millions)	2014	2013	2012
Domestic	$(62.2)	$(92.6)	$(1,450.8)
Foreign	329.4	272.8	(433.6)
Total	$267.2	$180.2	$(1,884.4)

The components of our income tax provision (benefit), as retrospectively changed to account for our change from LIFO to FIFO, were as follows:

	Year Ended December 31,
(In millions)	2014	2013	2012
Current tax expense:
Federal	$(216.0)	$(4.3)	$(8.6)
State and local	0.2	(3.9)	(6.5)
Foreign	88.8	85.2	69.0
Total current	(127.0)	77.0	53.9
Deferred tax expense (benefit) :
Federal	176.8	4.2	(231.8)
State and local	(27.2)	10.4	(24.9)
Foreign	(13.5)	(6.7)	(62.6)
Total deferred tax benefit	136.1	7.9	(319.3)
Total provision (benefit)	$9.1	$84.9	$(265.4)

Deferred tax assets (liabilities) consist of the following:

	Year Ended	Year Ended
(In millions)	2014	2013
Settlement agreement and related accrued interest(1)	$—	$460.7
Restructuring reserves	4.7	3.1
Accruals not yet deductible for tax purposes	56.5	68.3
Net operating loss carry forwards	291.1	127.0
Foreign, federal and state credits and investment tax allowances	109.3	32.7
Employee benefit items	163.8	130.6
Other	44.1	20.2
Gross deferred tax assets	669.5	842.6
Valuation allowance	(227.8)	(240.0)
Total deferred tax assets	441.7	602.6
Depreciation and amortization	(40.0)	(51.8)
Unremitted foreign earnings	(130.0)	(135.2)
Intangibles	(214.2)	(256.0)
Other	(12.3)	(21.5)
Total deferred tax liabilities	(396.5)	(464.5)
Net deferred tax assets	$45.2	$138.1

(1)

The 2013 deferred tax asset reflects the cash portion of the Settlement agreement and related accrued interest and the fair market value of 18 million shares of our common stock at a post-split price of $17.86 per share based on the price when the Settlement agreement was reached in 2002. See Note 17, “Commitments and Contingencies,” for further discussion.

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

The decrease in net deferred tax assets is attributable to our funding of the Settlement agreement in 2014.  $209 million previously included in this category was characterized as a tax receivable.  The balance is now included as part of our net operating loss carry forwards and our foreign, federal and state credits.

We have concluded that it is more likely than not that we will realize the $442 million balance of deferred tax assets at December 31, 2014, net of the valuation allowance of $228 million. The valuation allowance primarily relates to the uncertainty of utilizing the following deferred tax assets: $768 million of U.S. federal and foreign net operating loss carry forwards, or $242 million on a tax-effected basis, $95 million of foreign and federal tax credits and investment allowances, $1.6 billion of state net operating loss carry forwards, or $81 million on a tax-effected basis, and $21 million of state tax credits, or $14 million net of federal tax benefits. For the year ended December 31, 2014, the valuation allowance decreased by $12 million, primarily as a result of funding the Settlement agreement.  For the year ended December 31, 2013, the valuation allowance increased by $40 million, due to an increase in our valuation allowance with respect to the deferred tax asset for the Settlement agreement, partially offset by a reduced valuation allowance related to the use of foreign tax credits and state net operating losses.

As of December 31, 2014, we have U.S. federal and foreign net operating loss carry forwards totaling $768 million that expire during the following calendar years (in millions): 2015 — $5; 2016 — $4; 2017 — $7; 2018 — $20; 2019 — $9; 2020 and beyond — $451; and no expiration — $272. The state net operating loss carryforwards totaling $1.6 billion (a deferred tax asset of $81 million) expire in various amounts over one to 20 years.

As of December 31, 2014, we have foreign and federal foreign tax credit carry forwards and investment allowances totaling $95 million that expire during the following calendar years (in millions): 2015 — $1; 2016 — $25; 2017 — $12; 2018 — $12; 2019 — $14; 2020 and beyond — $22; and no expiration — $9. The state tax credit carry forwards, totaling $21 million, expire in various amounts over one to 20 years.

Our $130 million deferred tax liability for unremitted foreign earnings relates to approximately $1 billion of our foreign subsidiaries’ accumulated earnings that we believe are not reinvested indefinitely in our business. It is not practicable to estimate the amount of tax that might be payable on the portion of those accumulated earnings that we believe are reinvested indefinitely.

Net deferred income taxes (credited) charged to stockholders’ equity were $30 million in 2014, $(7) million in 2013 and $(25) million in 2012.

During the fourth quarter of 2014, we changed the method of valuing our inventories that used the LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO.  The $25 million adjustment to the retained earnings balance as of January 1, 2012 was net of a $16 million tax provision. Refer to Note 2, “Summary of Significant Accounting Policies – Inventories” for a discussion of this change in accounting policy.

The U.S. federal statutory corporate tax rate reconciles to our effective income tax rate, as retrospectively changed to account for our change from LIFO to FIFO, as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory U.S. federal tax rate	35%	35%	35%
State income taxes, net of federal tax benefit	(2.1)	(1.2)	0.5
Foreign earnings taxed at lower effective rates	(15.1)	(8.8)	(0.2)
U.S. tax on foreign earnings	3.9	4.7	(0.6)
Impairment	—	—	(20.0)
Reorganization tax benefit	(0.9)	(6.7)	—
Net change in valuation allowance	(5.0)	22.4	(2.2)
Net change in unrecognized tax benefits	(8.7)	2.0	1.9
Other	(3.7)	(0.3)	(0.3)
Effective income tax rate	3.4%	47.1%	14.1%

Unrecognized Tax Benefits

We are providing the following disclosures related to our unrecognized tax benefits and the effect on our effective income tax rate if recognized (in millions):

Unrecognized tax benefits at December 31, 2013	$221.9
Additions for tax positions of current year	5.2
Additions for tax positions of prior years	7.7
Reductions for tax positions of prior years	(45.9)
Unrecognized tax benefits at December 31, 2014	$188.9

In 2014, we reduced our unrecognized tax benefit by $33 million, primarily due to a release of reserves in connection with funding the Settlement agreement, an amnesty program available in a foreign jurisdiction and approximately $6 million of payments made in connection with that program.

If the unrecognized tax benefits at December 31, 2014 were recognized, our income tax provision would decrease by $156 million, resulting in a substantially lower effective tax rate. It is reasonably possible that within the next 12 months our unrecognized tax benefit position will decrease by approximately $107 million.

We recognize interest and penalties related to unrecognized tax benefits in income tax provision on the consolidated statements of operations. We had a liability of approximately $27 million (of which $12 million represents penalties) at January 1, 2014 and a liability of $29 million (of which $11 million represents penalties) at December 31, 2014 for the payment of interest and penalties (before any tax benefit). In 2014, interest and penalties of $4 million were reversed in connection with the related tax accruals for uncertainties in prior years.

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

Income tax returns in foreign jurisdictions have statutes of limitations generally ranging from three to five years after their filing date and except where still under examination or where we are litigating, we have generally concluded all other income tax matters globally for years through 2007. Our foreign income tax returns are under examination in various jurisdictions in which we conduct business and we are litigating certain issues in several jurisdictions.

Note 17 Commitments and Contingencies

Cryovac Transaction Commitments and Contingencies

Settlement Agreement and Related Costs

As discussed below, on February 3, 2014 (the “Effective Date”), the PI Settlement Plan (as defined below) implementing the Settlement agreement (as defined below) became effective with W. R. Grace & Co., or Grace, emerging from bankruptcy and the injunctions and releases provided by the PI Settlement Plan becoming effective. The Settlement agreement provided for resolution of  current and future asbestos-related claims, fraudulent transfer claims, and successor liability claims made against the Company and our affiliates in connection with the Cryovac transaction described below, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction. On the Effective Date, the Company’s subsidiary, Cryovac, Inc., made the payments contemplated by the Settlement agreement, consisting of aggregate cash payments in the amount of $929.7 million to the WRG Asbestos PI Trust (the “PI Trust”) and the WRG Asbestos PD Trust (the “PD Trust”) and the transfer of 18 million shares of Sealed Air common stock (the “Settlement Shares”) to the PI Trust, in each case reflecting adjustments made in accordance with the Settlement agreement. To fund the cash payment, we used $555 million of cash and cash equivalents and utilized borrowings of $260 million from our revolving credit facility and $115 million from our accounts receivable securitization programs. In connection with the issuance of the Settlement Shares and their transfer to the PI Trust by Cryovac, the Company entered into a Registration Rights Agreement, dated as of February 3, 2014 (the “Registration Rights Agreement”), with the PI Trust as initial holder of the Settlement Shares. In accordance with the Registration Rights Agreement, the Company filed with the SEC a shelf registration statement covering resales of the Settlement Shares on April 4, 2014, and the shelf registration statement became effective on such date. On June 13, 2014, we repurchased $130 million, or 3,932,244 shares, of common stock at a price of $33.06 per share from the PI Trust (See Note 18, ‘Stockholders’ Equity” for further details).

We are deducting the payment mentioned above in our 2014 consolidated U.S. income tax return. As a result, we have a net operating loss for U.S. tax purposes in 2014 and are carrying back, for 10 years, most of this loss. We have classified the resulting anticipated tax refund of approximately $247 million as a current income tax receivable, included in income tax receivables, in our consolidated balance sheet at December 31, 2014.

For a description of the Cryovac transaction, asbestos-related claims and the parties involved, see “Cryovac Transaction,” “Discussion of Cryovac Transaction Commitments and Contingencies,” “Fresenius Claims,” “Canadian Claims” and “Additional Matters Related to the Cryovac Transaction” below.

Cryovac Transaction

On June 30, 1998, we completed a multi-step transaction that brought the Cryovac packaging business and the former Sealed Air Corporation’s business under the common ownership of the Company. These businesses operated as subsidiaries of the Company, and the Company acted as a holding company. As part of that transaction, the parties separated the Cryovac packaging business, which previously had been held by various direct and indirect subsidiaries of the Company, from the remaining businesses previously held by the Company. The parties then arranged for the contribution of these remaining businesses to a company now known as W. R. Grace & Co., and the Company distributed the Grace shares to the Company’s stockholders. As a result, W. R. Grace & Co. became a separate publicly owned company. The Company recapitalized its outstanding shares of common stock into a new common stock and a new convertible preferred stock. A subsidiary of the Company then merged into the former Sealed Air Corporation, which became a subsidiary of the Company and changed its name to Sealed Air Corporation (US).

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

Since the beginning of 2000, we have been served with a number of lawsuits alleging that, as a result of the Cryovac transaction, we were responsible for alleged asbestos liabilities of Grace and its subsidiaries, some of which were also named as co-defendants in some of these actions.  Among these lawsuits were several purported class actions and a number of personal injury lawsuits. Some plaintiffs sought damages for personal injury or wrongful death, while others sought medical monitoring, environmental remediation or remedies related to an attic insulation product. Neither the former Sealed Air Corporation nor Cryovac, Inc. ever produced or sold any of the asbestos-containing materials that were the subjects of these cases. While the allegations in these actions directed to us varied, these actions all appeared to allege that the transfer of the Cryovac business as part of the Cryovac transaction was a fraudulent transfer or gave rise to successor liability. In the Joint Proxy Statement furnished to their respective stockholders in connection with the Cryovac transaction, both parties to the transaction stated their belief that none of the transfers contemplated to occur in the Cryovac transaction would be a fraudulent transfers and the parties’ belief that the Cryovac transaction complied with other relevant laws. However, if a court applying the relevant legal standards had reached conclusions adverse to us, these determinations could have had a materially adverse effect on our consolidated financial condition and results of operations, and we could have been required to return the property or its value to the transferor or to fund liabilities of Grace or its subsidiaries for the benefit of their creditors, including asbestos claimants.  None of these cases reached resolution through judgment, settlement or otherwise. We signed the Settlement agreement, described below, that provided for the resolution of these claims. Moreover, as discussed below, Grace’s Chapter 11 bankruptcy proceeding stayed all of these cases and the orders confirming Grace’s plan of reorganization enjoined parties from prosecuting Grace-related asbestos claims against the Company. We signed the Settlement agreement, described below, that provided for the resolution of these claims.

On April 2, 2001, Grace and a number of its subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware (the “Bankruptcy Court”). In connection with Grace’s Chapter 11 filing and at Grace’s request, the court issued an order dated May 3, 2001, which was modified on January 22, 2002, under which the court stayed all the filed or pending asbestos actions against us and, upon filing and service on us, all future asbestos actions (collectively, the “Preliminary Injunction”).  Pursuant to the Preliminary Injunction, no further proceedings involving us could occur in the actions that were stayed except upon further order of the Bankruptcy Court.  Committees appointed to represent asbestos claimants in Grace’s bankruptcy case received the court’s permission to pursue fraudulent transfer and other claims against the Company and its subsidiary Cryovac, Inc., and against Fresenius. This proceeding was brought in the U.S. District Court for the District of Delaware (the “District Court”) (Adv. No. 02-02210). The claims against Fresenius were based upon a 1996 transaction between Fresenius and W. R. Grace & Co. — Conn. Fresenius is not affiliated with us. In June 2002, the court permitted the U.S. government to intervene as a plaintiff in the fraudulent transfer proceeding, so that the U.S. government could pursue allegations that environmental remediation expenses were underestimated or omitted in the solvency analyses of Grace conducted at the time of the Cryovac transaction.

On November 27, 2002, we reached an agreement in principle with the Committees prosecuting the claims against the Company and Cryovac, Inc., to resolve all current and future asbestos-related claims arising from the Cryovac transaction (as memorialized by the parties and approved by the Bankruptcy Court, the “Settlement agreement”). The parties subsequently signed the definitive Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle, and the Settlement agreement was approved by order of the Bankruptcy Court dated June 27, 2005. The Settlement agreement called for payment of nine million shares of our common stock and $513 million in cash, plus interest on the cash payment at a 5.5% annual rate starting on December 21, 2002 and ending on the effective date of an appropriate plan of reorganization in the Grace bankruptcy, when we would be required to make the payment. These shares were subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting our common stock, and as a result, the number of shares of our common stock issued under the Settlement agreement increased to eighteen million shares upon the two-for-one stock split in March 2007.  The Settlement agreement provided that, upon the effective date of the final plan of reorganization and payment of the shares and cash, all present and future asbestos-related claims against us that arise from alleged asbestos liabilities of Grace and its affiliates (including former affiliates that became our affiliates through the Cryovac transaction) would be channeled to and become the responsibility of one or more trusts established under Section 524(g) of the Bankruptcy Code. The Settlement agreement also provided for resolution of all fraudulent transfer claims against us arising from the Cryovac transaction as well as the Fresenius claims described below. The Settlement agreement provided for releases of all those claims upon payment. Under the Settlement agreement, we cannot seek indemnity from Grace for our payments required by the Settlement agreement. The order approving the Settlement agreement also provided that the Preliminary Injunction stay of proceedings involving us described above continued through the effective date of the final plan of reorganization, after which, upon implementation of the Settlement agreement, we have been released from the Grace asbestos liabilities asserted in those proceedings and their continued prosecution against us are enjoined. As more fully discussed below, the Settlement agreement became effective upon Grace’s emergence from bankruptcy pursuant to the PI Settlement Plan. Following the Effective Date, the Bankruptcy Court issued an order dismissing the proceedings pursuant to which the Preliminary Injunction was issued.

On September 19, 2008, Grace, the Official Committee of Asbestos Personal Injury Claimants, the Asbestos PI Future Claimants’ Representative, and the Official Committee of Equity Security Holders filed, as co-proponents, a plan of reorganization that incorporated a settlement of all present and future asbestos-related personal injury claims against Grace (as filed and amended from time to time, the “PI Settlement Plan”). Amended versions of the PI Settlement Plan and related exhibits and documents were filed with the Bankruptcy Court from time to time.  The PI Settlement Plan provides for the establishment of two asbestos trusts under Section 524(g) of the United States Bankruptcy Code to which present and future asbestos-related personal injury and property damage claims are channeled. The PI Settlement Plan also incorporates the Settlement agreement, including our payment of the amounts contemplated by the Settlement agreement. The Bankruptcy Court entered a memorandum opinion overruling certain objections to the PI Settlement Plan on January 31, 2011, and entered orders on January 31, 2011 and February 15, 2011 (collectively with the opinion, the “Bankruptcy Court Confirmation Orders”) confirming the PI Settlement Plan and requesting that the District Court issue and affirm the Bankruptcy Court Confirmation Order, including the injunction under Section 524(g) of the Bankruptcy Code.  Various parties appealed or otherwise challenged the Bankruptcy Court Confirmation Orders. On January 30, 2012 and June 11, 2012 , the District Court issued memorandum opinions and orders (collectively with the Bankruptcy Court Confirmation Orders, the “Confirmation Orders”) overruling all objections to the PI Settlement Plan and confirming the PI Settlement Plan in its entirety, including the approval and issuance of the injunctions under Section 524(g) of the Bankruptcy Code and the other injunctions, releases, and indemnifications set forth in the PI Settlement Plan and the Bankruptcy Court Confirmation Order. Five appeals to the Confirmation Orders were filed with the United States Court of Appeals for the Third Circuit (the “Third Circuit Court of Appeals”).  The Third Circuit Court of Appeals dismissed or denied the appeals in separate opinions, with the final dismissal occurring on the Effective Date. On January 29, 2014, by agreement of the parties, the Bankruptcy Court dismissed with prejudice the fraudulent transfer action brought against the Company by the Committees appointed to represent asbestos claimants in Grace’s bankruptcy.  Also on the Effective Date, the remaining conditions to the effectiveness of the PI Settlement Plan and the Settlement agreement were satisfied or waived by the relevant parties (including the Company), and the PI Settlement Plan implementing the Settlement agreement became effective and Grace emerged from bankruptcy on the Effective Date. In addition, under the PI Settlement Plan, the Confirmation Orders, and the Settlement agreement, Grace is required to indemnify us with respect to asbestos and certain other liabilities. Although we believe the possibility to be remote, if any courts were to refuse to enforce the injunctions or releases contained in the PI Settlement Plan and the Settlement agreement with respect to any claims, and if, in addition, Grace were unwilling or unable to defend and indemnify the Company and its subsidiaries for such claims, then we could be required to pay substantial damages, which could have a material adverse effect on our consolidated financial condition and results of operations

Fresenius Claims

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

Final determinations and accountings under the Cryovac transaction agreements with respect to matters pertaining to the transaction had not been completed at the time of Grace’s Chapter 11 filing in 2001. We filed claims in the bankruptcy proceeding that reflect the costs and liabilities that we have incurred or may incur and that Grace and its affiliates agreed to retain or that are subject to indemnification by Grace and its affiliates under the Cryovac transaction agreements, other than payments to be made under the Settlement agreement. Grace has alleged that we are responsible for specified amounts under the Cryovac transaction agreements. On February 3, 2014, following Grace’s emergence from bankruptcy, the Company (for itself and its affiliates, collectively, the “Sealed Air Parties”) and Grace (for itself and its affiliates, collectively, the “Grace Parties”) entered into a claims settlement agreement (the “Claims Settlement”) to resolve certain of the parties’ claims against one another arising under the Cryovac transaction agreements (the “Transaction Claims”). Under the Claims Settlement, the Sealed Air Parties released and waived Transaction Claims against the Grace Parties other than asbestos-related claims, Fresenius-related claims, environmental claims, insurance claims, mass tort claims, non-monetary tax sharing agreement claims, certain claims listed in annexes to proofs of claim filed by the Sealed Air Companies in connection with the Grace bankruptcy, claims relating to certain matters described in the PI Settlement Plan, certain executory contract claims relating to certain leased sites or sites that were divided as part of the Cryovac transaction, and certain indemnification claims. Under the Claims Settlement, the Grace Parties released and waived Transaction Claims against the Sealed Air Companies other than non-monetary tax sharing agreement claims, certain executory contract claims relating to certain leased sites or sites that were divided as part of the Cryovac transaction, and certain indemnification claims. The Claims Settlement also provides that the Sealed Air Parties and the Grace Parties will share equally all fees and expenses relating to certain litigation brought by former Cryovac employees. Except to the extent that a claim is specifically referenced, the Claims Settlement does not supersede or affect the obligations of the parties under the PI Settlement Plan or our Settlement agreement.

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

●

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

●	licenses of intellectual property by us to third parties in which we have agreed to indemnify the licensee against third party infringement claims.

Development Grant Matter

On May 25, 2010, one of our Italian subsidiaries received a demand from the Italian Ministry of Economic Development (the “Ministry”) for the total repayment of grant monies paid to two of our former subsidiaries in the amount of €5 million. The grant monies had previously been certified as payable by the Italian authorities and the grant process was finalized and closed in 2006. We acquired the former subsidiaries in September 2001 as part of an acquisition. The substance of the repayment demand is that the former owners of the subsidiaries made fraudulent claims and used fraudulent documents to support their grant application prior to our acquisition. There is no suggestion that we or our Italian subsidiary were directly involved in the grant process, but as purchaser of the two companies, the Ministry is seeking repayment from our Italian subsidiary. Our Italian subsidiary submitted a total denial of liability in regard to this matter on June 30, 2010. A hearing on the merits was held on July 3, 2014 and in mid-September; our subsidiary was advised that the demand for repayment of €10 million was upheld. Accordingly, we recorded a current liability and corresponding charge of $14 million related to this matter in 2014. The liability ($13 million equivalent at December 31, 2014 with accrued interest) is included in other current liabilities on the  consolidated balance sheets and the charge is included in selling, general and administrative expenses on the  consolidated statements of operations. The charge is treated as a special item and included in Corporate in the “Other” category for segment reporting purposes.  In mid-December, 2014 we learned our application to suspend enforcement of the judgment pending appeal had been declined. A final hearing on the merits is expected to be heard in two to three years.

Other Principal Contractual Obligations

At December 31, 2014, we had other principal contractual obligations, which included agreements to purchase an estimated amount of goods, including raw materials, or services in the normal course of business, aggregating to approximately $354 million. The estimated future cash outlays are as follows:

Year	Amount (in millions)
2015	$139.1
2016	87.5
2017	59.4
2018	44.4
2019	15.6
Thereafter	7.7
Total	$353.7

Leases

We are obligated under the terms of various leases covering primarily warehouse and office facilities and production equipment, as well as smaller manufacturing sites that we occupy. We account for the majority of our leases as operating leases, which may include purchase or renewal options. At December 31, 2014, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

Year	Amount (in millions)
2015	$57.6
2016	40.4
2017	26.9
2018	15.7
2019	9.7
Thereafter	16.7
Total	$167.0

Net rental expense was $71 million in 2014, $79 million in 2013 and $84 million in 2012.

Note  18  Stockholders’ Equity

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

In 2014, we repurchased 1,495,188 shares of our common stock for approximately $54 million under a share trading plan we entered into with two of our brokers in accordance with Rule 10b5-1 of the Securities Act of 1933, as amended, and pursuant to the share repurchase program previously approved by our Board of Directors. The Company funded the stock repurchase with cash and cash equivalents.

Dividends

The following table shows our total cash dividends paid in the three years ended December 31:

		Total Cash Dividends
(In millions, except per share amounts)	Total Cash Dividends Paid	Paid Per Common Share
2012	$100.9	$0.52
2013	102.0	0.52
2014	110.9	0.52
Total	$313.8

On February 17, 2015, our Board of Directors declared a quarterly cash dividend of $0.13 per common share payable on March 20, 2015 to stockholders of record at the close of business on March 6, 2015. The estimated amount of this dividend payment is $27 million based on 210 million shares of our common stock issued and outstanding as of January 31, 2015.

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

Common Stock

The following is a summary of changes during the three years ended December 31, 2014 in shares of our common stock:

	2014	2013	2012
Changes in common stock:
Number of shares, beginning of year	205,707,580	204,660,621	202,528,616
Shares issued for Grace Settlement	18,000,000	—	—
Shares awarded for 2011 Three-Year PSU awards	145,597	—	—
Shares awarded for 2010 Three-year PSU awards	—	472,865	—
Shares awarded for 2009 Three-year PSU awards	—	—	1,155,018
Restricted stock shares issued for new awards under the Omnibus Incentive Plan and 2005 Contingent Stock Plan	572,089	398,230	703,620
Shares granted and issued under the Directors Stock Plan	21,128	25,993	37,824
Restricted stock shares issued for SLO awards	101,062	51,321	135,343
Shares issued for vested restricted stock units	136,197	98,550	100,200
Number of shares issued, end of year	224,683,653	205,707,580	204,660,621
Changes in common stock in treasury:
Number of shares held, beginning of year	9,508,908	10,102,952	10,466,431
Purchase of shares during the period	5,427,432	—	—
Profit sharing contribution partially paid in stock	(965,238)	(857,754)	(930,089)
Restricted stock, withheld or forfeited	180,657	263,710	566,610
Number of shares held, end of year	14,151,759	9,508,908	10,102,952

Stock Appreciation Rights (“SARs”)

In connection with the acquisition of Diversey, Sealed Air exchanged Diversey’s cash-settled stock appreciation rights and stock options that were unvested as of May 31, 2011 and unexercised at October 3, 2011 into cash-settled stock appreciation rights based on Sealed Air common stock. At December 31, 2014, the weighted average remaining vesting life of outstanding SARs was approximately one month.

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

We recognized SARs expense of $8 million in the year ended December 31, 2014 related to SARs that were granted to Diversey employees who remained employees as of December 31, 2014. We recognized SARs expense of $38 million in the year ended December 31, 2013 related to SARs that were granted to Diversey employees who remained employees as of December 31, 2013. Cash payments due to the exercise of these SARs were $21 million in the year ended December 31, 2014 and $46 million in the year ended December 31, 2013. As of December 31, 2014, the remaining liability for these SARs was $21 million and is included in other current liabilities on our consolidated balance sheet.

In addition to the amounts discussed above,  $1 million of SARs payments were recorded in the year ended December 31, 2013 due to the exercise of SARS that were part of the termination and benefit costs for employees under the IOP.  This expense was included in restructuring and other charges on our consolidated statements of operations.  We did not recognize any SARs-related restructuring expense in the year ended December 31, 2014 and there was no remaining liability for SARs included in the restructuring programs as of December 31, 2014.

2014 Omnibus Incentive Plan

On February 18, 2014, the Board of Directors approved, subject to stockholder approval, the Sealed Air Corporation 2014 Omnibus Incentive Plan (“Omnibus Incentive Plan”).  At the Company’s annual meeting of the stockholders held on May 22, 2014, the stockholders approved the Omnibus Incentive Plan.  The purpose of the Omnibus Incentive Plan is to enhance the Company’s ability to attract and retain highly qualified officers, non-employee directors, key employees, consultants and advisors, and to motivate such individuals to serve the Company and to expend maximum effort to improve the business results and earnings of the Company, by providing to those individuals an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company.  This plan also allows the Company to promote greater ownership in the Company by such individuals in order to align their interests more closely with the interests of the Company’s stockholders and will provide the Company with greater flexibility as to the types of incentive compensation awards that it may provide. Upon approval of the Omnibus Incentive Plan, the maximum number of shares of Common Stock authorized to be issued was 4,250,000, plus total shares available to be issued as of May 22, 2014 under the 2002 Directors Stock Plan, the 2005 Contingent Stock Plan and the Performance-Based Compensation Program (collectively, the “Predecessor Plans”).  The Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share units, known as PSU awards, other stock awards and cash awards.  The Omnibus Incentive Plan replaced the Predecessor Plans and any awards outstanding under those plans will be subject to, and be paid in accordance with, those plans.  Furthermore, any shares subject to outstanding awards under the Predecessor Plans that subsequently cease to be subject to such awards will automatically become available for issuance under the Omnibus Incentive Plan.

For both restricted stock awards and restricted stock units awards, we record compensation expense in selling, general and administrative expenses and cost of sales on the consolidated statements of operations with a corresponding credit to additional paid-in capital within stockholders’ equity based on the fair value of our common stock at the award grant date. For cash awards, we record a liability that is reflected in other liabilities on the consolidated balance sheets and record compensation expense in selling, general and administrative expenses and cost of sales based on the fair value of the award at the end of each reporting period. The amount of the liability for cash awards is remeasured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense. At December 31, 2014, the liability related to cash awards was $4.8 million.

Under our executive compensation program, we have the ability to grant to our executive officers and a small number of other key executives (1) stock leverage opportunity awards, known as SLO awards, as part of our annual incentive plan and (2) annual PSU awards, as part of our long term incentive program. Our executive officers and other key executives may also receive awards of restricted stock or restricted stock units from time to time.

2005 Contingent Stock Plan

Prior to the Omnibus Incentive Plan, the 2005 Contingent Stock Plan represented our sole long-term equity compensation program for officers and employees. The 2005 Contingent Stock Plan provided for awards of equity-based compensation, including restricted stock, restricted stock units, performance share units and cash awards measured by share price, to our executive officers and other key employees, as well as U.S.-based key consultants. During the three years ended December 31, 2014, under the 2005 Contingent Stock Plan, we granted restricted stock, restricted stock units and cash awards, in addition to the SLO and PSU awards described below.  Effective May 22, 2014 no new awards were granted under the 2005 Contingent Stock Plan.

Directors Stock Plan

Prior to the Omnibus Incentive Plan, the 2002 Directors Stock Plan provided for annual grants of shares to non-employee directors, and interim grants of shares to eligible directors elected at times other than at an annual meeting, as all or part of the annual or interim retainer fees for non-employee directors. During 2002, we adopted a plan that permitted non-employee directors to elect to defer all or part of their annual retainer until the non-employee director retires from the Board of Directors. The non-employee director could elect to defer the portion of the annual retainer payable in shares of stock. If a non-employee director made this election, the non-employee director could also elect to defer the portion, if any, of the annual retainer payable in cash. Cash dividends on deferred shares are credited to the non-employee director’s deferred cash account on the applicable dividend payment date.  Effective May 22, 2014 no new awards were granted under the Directors Stock Plan.

A summary of the changes in common shares available for awards under the Omnibus Incentive Plan and Predecessor Plans follows:

	2014	2013	2012
Number of shares available, beginning of year	5,676,699	6,588,352	8,132,220
Newly registered shares under Omnibus Incentive Plan	4,250,000	—	—
Restricted stock shares issued for new awards under the Omnibus Incentive Plan and 2005 Contingent Stock Plan	(572,089)	(398,230)	(703,620)
Restricted stock units awarded	(431,987)	(187,595)	(191,700)
Restricted stock shares issued for SLO awards	(96,773)	(21,505)	(3,788)
Restricted stock units awarded for SLO awards	(48,528)	(51,033)	(6,795)
Shares issued for 2011 Two-year PSU awards	(145,597)	—	—
Shares issued for 2010 Three-year PSU awards	—	(472,865)	—
Shares issued for 2009 Three-year PSU awards	—	—	(1,155,018)
Restricted stock shares forfeited	106,220	40,100	41,700
Restricted stock units forfeited	9,800	3,500	12,200
Shares withheld for taxes	74,437	223,610	524,910
Director shares granted and issued	(21,128)	(25,993)	(37,824)
Director shares granted and deferred	(20,444)	(21,642)	(23,933)
Number of shares available, end of year	8,780,610	5,676,699	6,588,352
Weighted average per share market value of awards on grant date	$32.70	$27.20	$17.19
The above table excludes approximately 4.8 million of contingently issuable shares under the PSU and SLO awards, which represents the maximum number of shares that could be issued under those plans as of December 31, 2014.

The following tables show the details of the non-vested awards under the Omnibus Incentive Plan and Predecessor Plans, excluding SLO and PSU awards:

		Weighted-Average per
		Share Market Value
	2014	on Grant Date
Number of non-vested restricted stock shares, beginning of Year	1,397,350	$21.73
Restricted stock shares issued for new awards during the year	572,089	32.64
Restricted stock shares vested during the year	(301,250)	27.54
Restricted stock shares forfeited during the year	(106,220)	22.45
Number of non-vested restricted stock shares, end of year	1,561,969	$25.09

The non-vested restricted stock shares included above had a weighted-average remaining contractual life of approximately 1.4 years at December 31, 2014.

		Weighted-Average per
		Share Market Value
Non-vested Restricted Stock Units Awards	2014	on Grant Date
Number of non-vested restricted stock units, beginning of year	506,345	$22.92
Restricted stock units issued for new awards during the year	431,987	32.20
Restricted stock units vested during the year	(137,197)	33.06
Restricted stock units forfeited during the year	(9,800)	23.89
Number of non-vested restricted stock units, end of year	791,335	$27.66

  The non-vested restricted stock units included above had a weighted-average remaining contractual life of approximately 1.6 years at December 31, 2014.

Non-vested Cash Awards	2014
Number of non-vested cash awards, beginning of year	170,848
Cash awards issued for new awards during the year	127,276
Cash awards vested during the year	(25,850)
Cash awards forfeited during the year	(14,500)
Number of non-vested cash awards, end of year	257,774

The non-vested cash awards included above had a weighted-average remaining contractual life of approximately 1.6 years at December 31, 2014.

The Omnibus Incentive Plan and 2005 Contingent Stock Plan permit “minimum” withholding of taxes and other charges that may be required by law to be paid attributable to awards by withholding a portion of the shares attributable to such awards.

Other Common Stock Issuances

We have historically issued shares of our common stock under our 2005 Contingent Stock Plan to selected U.S.-based consultants as compensation under consulting agreements primarily for research and development projects. We record the cost associated with these issuances on a straight-line basis based on each of the issuances’ vesting schedule. Amortization expense related to these issuances was immaterial in each of the three years ended December 31, 2014.

Share-based Incentive Compensation

We record share-based incentive compensation expense in selling, general and administrative expenses and cost of sales on our consolidated statements of operations with a corresponding credit to additional paid-in capital within stockholders’ equity based on the fair value of the share-based incentive compensation awards at the date of grant. We recognize an expense or credit reflecting the straight-line recognition, net of estimated forfeitures, of the expected cost of the program. For the various PSU awards programs described below, the cumulative amount accrued to date is adjusted up or down to the extent the expected performance against the targets has improved or worsened.

These share-based incentive compensation programs are described in more detail below.

The table below shows our total share-based incentive compensation expense:

(in millions)	2014	2013	2012
2014 Special PSU Awards	$11.8	$—	$—
2014 Three-year PSU Awards	6.8	—	—
2013 Three-year PSU Awards	8.2	4.4	—
2012 Three-year PSU Awards	1.8	2.4	1.9
2011 Three-year PSU Awards	—	(1.2)	1.7
2010 Three-year PSU Awards	—	0.1	0.9
2013 WVH Incentive Compensation(1)	1.3	2.5	—
2012 CEO Incentive Compensation	—	—	—
2012 President & COO Four-year Incentive Compensation(2)	0.4	0.6	0.2
SLO Awards	4.6	2.8	0.7
Other long-term share-based incentive compensation programs(3)	19.2	12.5	11.5
Total share-based incentive compensation expense(4)	$54.1	$24.1	$16.9
Associated tax benefits recognized	$15.7	$7.8	$6.2

(1)

On February 28, 2013, the Organization and Compensation Committee of our Board of Directors (“O&C Committee”) approved a change in the vesting policy regarding the existing 2011 Three-year PSU awards, and the newly granted 2013 three-year PSU awards, for William V. Hickey, our former Chairman and Chief Executive Officer. The approved change will result in the full vesting of the awards, rather than a pro-rata portion vesting as of the date of his retirement (May 16, 2013). Mr. Hickey’s awards will still be subject to the performance metrics stipulated in the plan documents, and will be paid-out in accordance with the original planned timing. As a result of these approved changes, the expense related to these awards was accelerated and recognized over the applicable service period up until the date of his retirement. We recognized share-based compensation expense related to these awards of $1.3 million in the year ended December 31, 2014 and $2.5 million in the year ended December 31, 2013.

(2)	The amount includes only the two initial equity awards. See below for further detail.
(3)	The amount includes the expenses associated with the restricted stock shares, restricted stock units and cash awards.
(4)

The amounts do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock as such these contributions are not considered share-based incentive compensation.

The following table shows the estimated amount of total share-based incentive compensation expense expected to be recognized over the remaining respective vesting periods by program at December 31, 2014:

(In millions)	2015	2016	2017	Total
2014 Special PSU Awards	$10.7	$10.2	$4.4	$25.3
2014 Three-year PSU Awards	5.2	4.6	—	9.8
2013 Three-year PSU Awards	5.4	—	—	5.4
2013 WVH Incentive Compensation	—	—	—	—
2012 President & COO Four-year Incentive Compensation	0.3	0.2	—	0.5
SLO Awards	1.0	—	—	1.0
Total share-based incentive compensation expense (1)	$22.6	$15.0	$4.4	$42.0

(1)

The amounts do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock as such these contributions are not considered share-based incentive compensation.

The discussion that follows provides further details of our share-based incentive compensation programs.

PSU Awards

As part of our long term incentive program adopted in 2008, during the first 90 days of each year, the Organization and Compensation Committee of our Board of Directors, or Compensation Committee, has approved PSU awards for our executive officers and other selected key executives, which include for each officer or executive a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the performance period. Following the end of the performance period, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. We have accrued $2 million for these dividends in other current liabilities on our consolidated balance sheet as of December 31, 2014 and $1 million as of December 31, 2013.

Special PSU Program for 2014

During March 2014, the Compensation Committee approved a special PSU award to the executive officers and a broader group of other employees under the 2005 Contingent Stock Plan. The following summarizes the key features of the PSU awards:

●

the PSU awards are earned principally based on achievement of exceeding $1.7 billion of adjusted free cash flow (as defined in the award), above targets established in the Company’s three-year strategic plan, over the three-year performance period of 2014-2016.

●

in addition, no portion of an award is earned unless we achieve a minimum specified level of earnings per share during the last year of the performance period, in order to balance the free cash flow goal with an appropriate focus on generating earnings.

●

to further balance the incentives, the amount earned based on adjusted free cash flow performance will be reduced by 25% if our relative Total Stockholder Return (as defined in the award) for the performance period is below a certain percentile of an approved peer group of companies.

●

payment of 50% of any PSUs earned during the performance period will be made during the first quarter of 2017. The remaining 50% of the earned PSUs is subject to an additional 2017 performance requirement, the ratio of working capital to net trade sales for 2017 (as defined in the award) and will be paid during the first quarter of 2018.

This special PSU award is in addition to other 2014 long-term incentive compensation opportunities. We recognized $12 million of share-based compensation expense related to this award in the year ended December 31, 2014.

2014 Three-year PSU Awards

In March 2014, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2014 to December 31, 2016 for the named executives. The Compensation Committee established principal performance goals, which are (i) total shareholder return (TSR) weighted at 35%, and (ii) 2016 consolidated adjusted EBITDA margin weighted at 65%.

The targeted number of shares of common stock that can be earned is 346,286 shares for these 2014 PSU awards. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures.

The expense included in the tables above was calculated using a grant date common stock share price of $32.65 per share for the 2016 consolidated adjusted EBITDA margin (this is considered a performance condition) and the Monte Carlo valuation of $42.97 per share for the TSR goal (this is considered a market condition). The expense calculation is based on management’s estimate as of December 31, 2014 of the level of probable achievement of the performance goals and measures, which was determined to be above the target level, or 158% achievement (355,636 shares, net of forfeitures), for the 2016 consolidated adjusted EBITDA margin goal. The TSR portion of the plan is expensed at 100% (121,200 shares, net of forfeitures) of the grant date fair value as required by U.S. GAAP.

2013 Three-year PSU Awards

In March 2013, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2013 to December 31, 2015 for the named executives. The Compensation Committee established principal performance goals, which are (i) total shareholder return (TSR) weighted at 35%, and (ii) 2015 consolidated adjusted EBITDA margin weighted at 65%.

The targeted number of shares of common stock that can be earned is 571,931 shares for these 2013 PSU awards. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures.

The expense included in the tables above was calculated using a grant date common stock share price of $18.97 per share for the awards granted on February 14, 2013 ($22.21 for the awards granted on February 28, 2013) for the 2015 consolidated adjusted EBITDA margin (this is considered a performance condition) and the Monte Carlo valuation of $25.19 per share for the awards granted on February 14, 2013 ($34.05 for the awards granted on February 28, 2013) for the TSR goal (this is considered a market condition). The expense calculation is based on management’s estimate as of December 31, 2014 of the level of probable achievement of the performance goals and measures, which was determined to be above the target level, or 200% achievement (743,511 shares, net of forfeitures), for the 2015 consolidated adjusted EBITDA margin goal. The TSR portion of the plan is expensed at 100% (200,176 shares, net of forfeitures) of the grant date fair value as required by U.S. GAAP.

2012 Three-year PSU Awards

In March 2012, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2012 for the named executive officers and for other officers and key executives. The Compensation Committee established principal performance goals, which are (i) three-year average return on invested capital (“ROIC”) weighted at 50%, (ii) constant dollar growth of net trade sales weighted at 25% and (iii) relative total shareholder return (“TSR”) weighted at 25%. An additional goal is a 2014 safety result of a total recordable incident rate (a workplace safety indicator) (“TRIR”) of 0.90 or better, excluding facilities acquired during the performance period.

The targeted number of shares of common stock that can be earned is 432,573 shares for these 2012 PSU awards (292,418 shares granted on March 27, 2012 and 140,155 shares granted to Jerome A. Peribere on September 1, 2012, as discussed below). The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures, plus or minus 43,257 additional shares at the discretion of the Compensation Committee. These performance goals are outlined in further detail in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

The expense included in the tables above was calculated using a grant date common stock share price of $19.72 per share for the awards granted on March 27, 2012 ($14.27 for the award granted on September 1, 2012) for the three year average ROIC goal and net trade sales goal (these are considered performance conditions) and the Monte Carlo valuation of $23.40 per share for the awards granted on March 27, 2012 ($12.57 for the award granted on September 1, 2012) for the TSR goal (this is considered a market condition). The expense calculation is based on management’s estimate as of December 31, 2014 of the level of probable achievement of the performance goals and measures, which was determined to be above the target level, or 102% achievement (221,045 shares, net of forfeitures), for the ROIC goal and below the threshold for minimum payment, or 0% achievement (0 shares), for the net trade sales growth goal. The TSR portion of the plan is expensed at 100% (108,143 shares, net of forfeitures) of the grant date fair value as required by U.S. GAAP.

2011 Three-year PSU Awards

In February 2014, we issued 145,597 shares of common stock for the 2011 three-year PSU awards. These awards were based on the achievement of the performance goals below the target level, or 42% achievement, in the three-year performance period of 2011 through 2013. We concurrently acquired 54,384 of these shares of common stock as withholding from employees to satisfy their minimum tax withholding obligations, as provided for in our 2005 Contingent Stock Plan above.

2012 President and Chief Operating Officer (COO) Four-year Incentive Compensation

On September 1, 2012, Jerome A. Peribere started with the Company as President and Chief Operating Officer. Under the terms of his agreement, he was granted equity awards which included the following: (i) initial equity awards under the Company’s 2005 Contingent Stock Plan, which included two awards of performance share units under which he could earn up to 350,000 shares of common stock based on the Company’s performance, (ii) restricted stock under the Company’s 2005 Contingent Stock Plan of which 50,000 shares were issued on his start date and 25,000 shares were issued on September 1, 2013 and September 1, 2014, his first and second anniversaries of his start date and (iii) an award under the Company’s 2012 Three-year PSU Award with a target award of 140,155 units. The awards are described in further detail in Mr. Peribere’s employment agreement filed with the SEC as an exhibit with the Company’s Current Report on Form 8-K dated August 27, 2012.

For the awards (excluding the portions of the PSU awards related to the TSR goal) that are discussed above, the estimated amount of future share-based incentive compensation expense will fluctuate based on: (i) the expected level of achievement of the respective goals and measures considered probable in future quarters, which impacts the number of shares that could be issued; and (ii) the future price of our common stock, which impacts the expense related to additional discretionary shares. Since the TSR metric is considered a market condition, the portion of the compensation expense related to the TSR metric will be recognized regardless of whether the market condition is satisfied provided that the requisite service has been provided.

Stock Leverage Opportunity Awards

Before the start of each performance year, each of our executive officers and other selected key executives is eligible to elect to receive all or a portion of his or her annual cash bonus for that year, in increments of 25% of the annual bonus, as an award of restricted stock or restricted stock units under the Omnibus Incentive Plan in lieu of cash. The portion provided as an equity award may be given a premium to be determined by the Compensation Committee each year and will be rounded up to the nearest whole share. The stock price used in the calculation of the number of shares will be the closing sale price of our common stock on the New York Stock Exchange on the first trading day of the performance year. The award will be granted following the end of the performance year and after determination by the Compensation Committee of the amount of the annual bonus award for each executive officer and other selected key executive who has elected to take all or a portion of his or her annual bonus as an equity award, but no later than the March 15 following the end of the performance year.

The equity award will be made in the form of an award of restricted stock or restricted stock units that will vest on the second anniversary of the grant date or earlier in the event of death, disability or retirement from employment with us, and the shares subject to the award will not be transferable by the recipient until the later of vesting or the second anniversary of the grant date. If the recipient ceases to be employed by us before vesting, then the shares related to the premium portion of the awards only will be forfeited, except for certain circumstances following a change in control. The award will be made in the form of restricted stock unless the award would be taxable to the recipient before the shares become transferable by the recipient, in which case the award will be made in the form of restricted stock units. Recipients who hold SLO awards in the form of restricted stock receive dividends. Recipients who hold SLO awards in the form of restricted stock units receive a cash payment in the amount of the dividends (without interest) on the shares they have earned at about the same time that shares are issued to them following the period of restriction. As of December 31, 2014, we have accrued for these dividends in other current liabilities on our consolidated balance sheet and the amount was immaterial.

The Compensation Committee set the SLO award premium at 25% for the years ending December 31, 2014 and 2013. The 2014 SLO target awards comprise an aggregate of 114,525 restricted stock shares and restricted stock units as of December 31, 2014.  The 2013 SLO awards that were issued on March 14, 2014 comprised an aggregate of 141,669 restricted stock shares and restricted stock units.

We record compensation expense for these awards in selling, general and administrative expenses on the consolidated statements of operations with a corresponding credit to additional paid-in capital within stockholders’ equity, based on the fair value of the awards at the end of each reporting period, which reflects the effects of stock price changes.

For the years ended December 31, 2014, 2013 and 2012, compensation expense related to the SLO awards was recognized based on the extent to which the performance goals and measures for our 2014, 2013 and 2012 annual cash bonuses were considered probable of achievement at each respective year end. The expense is recognized over a fifteen month period on a straight-line basis, which will be no later than March 15, 2015, 2014 and 2013.

Note 19 Accumulated Other Comprehensive Income (Loss)

The following table provides details of comprehensive income (loss):

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Gains (Losses) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss), Net of Taxes
Balance at December 31, 2012	$(142.3)	$(24.1)	$1.5	$(164.9)
Other comprehensive income (loss) before reclassifications	(10.6)	(110.3)	3.8	(117.1)
Less: amounts reclassified from accumulated other comprehensive income (loss)	6.7	—	(2.1)	4.6
Net current period other comprehensive income (loss)	(3.9)	(110.3)	1.7	(112.5)
Balance at December 31, 2013	(146.2)	(134.4)	3.2	(277.4)
Other comprehensive income (loss) before reclassifications	(99.0)	(248.1)	12.3	(334.8)
Less: amounts reclassified from accumulated other comprehensive income (loss)	8.7	—	(10.3)	(1.6)
Net current period other comprehensive income (loss)	(90.3)	(248.1)	2.0	(336.4)
Balance at December 31, 2014	$(236.5)	$(382.5)	$5.2	$(613.8)

The following table provides detail of amounts reclassified from accumulated other comprehensive income:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)
(In millions)	2014	2013	2012	Location of Amount Reclassified from AOCI
Defined benefit pension plans and other post- employment benefits:
Prior service costs	$0.5	$0.3	$0.6	(b)
Actuarial gains (losses)	(10.0)	(10.4)	(6.8)	(b)
Settlement/curtailment (gain) loss	(2.1)	—	(0.8)	(b)
Total pre-tax amount	(11.6)	(10.1)	(7.0)
Tax (expense) benefit	2.9	3.4	2.1
Net of tax	(8.7)	(6.7)	(4.9)
Net gains (losses) on cash flow hedging derivatives:
Foreign currency forward contracts	1.9	2.7	(0.1)	(c) Other expense, net
Interest rate and currency swaps	13.5	—	—	(c)
Treasury locks	0.1	0.1	1.7	(c) Interest expense
Total pre-tax amount	15.5	2.8	1.6
Tax (expense) benefit	(5.2)	(0.7)	(0.7)
Net of tax	10.3	2.1	0.9
Total reclassifications for the period	$1.6	$(4.6)	$(4.0)
(a)	Amounts in parenthesis indicate debits to earnings (loss)
(b)

These accumulated other comprehensive components are included in the computation of net periodic benefit costs.  See Notes 14, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans” and Note 15, “Other Post-Employment Benefits and Other Employee Benefit Plans” for additional details.

(c)	These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 12, “Derivatives and Hedging Activities” for additional details.

Note 20 Other Income (Expense), net

The following table provides details of other income (expense), net:

	Year Ended December 31,
(In millions)	2014	2013	2012
Interest and dividend income	$15.5	$11.0	$12.0
Net foreign exchange transaction (losses) gains	(7.8)	(10.5)	(13.4)
Bank fee expense	(5.0)	(6.8)	(5.2)
Other, net	6.1	(5.6)	(2.8)
Other income (expense), net	$8.8	$(11.9)	$(9.4)

Impairment of Equity Method Investments

2014

In 2014, we recognized an impairment of $6 million in connection with an equity method investment. This investment was not material to our consolidated financial position or results of operations.

2013

In 2013, we recognized an impairment of $2 million in connection with an equity method investment. This investment was not material to our consolidated financial position or results of operations.

2012

In September 2007, we established a joint venture that supports our Food Care segment. We account for the joint venture under the equity method of accounting with our proportionate share of net income or losses included in other expense, net, on the consolidated statements of operations.

During the first half of 2012, the joint venture performed below expectations, resulting in reduced cash flow and increasing debt obligations. Due to these events, we evaluated our equity method investment for impairment. During the three months ended June 30, 2012, based on reviewing undiscounted cash flow information, we determined that the fair value of our investment was less than its carrying value and that this impairment was other-than-temporary. As a result, we recorded a $4 million write-down of the carrying value of the investment to zero at June 30, 2012.

In connection with the establishment of the joint venture in 2007, we issued a guarantee in support of an uncommitted credit facility agreement that was entered into by the joint venture. Under the terms of the guarantee, if the joint venture were to default under the terms of the credit facility, the lender would be entitled to seek payment of the amounts due under the credit facility from us. As a result of the impairment, we believed it was probable we would need to perform under this guarantee and recorded a $20 million current liability in the second quarter of 2012.  The guarantee liability is reflected in other current liabilities on the consolidated balance sheets as of December 31, 2014 and 2013 as we continue to believe it is probable that we will need to perform under this guarantee.  As of December 31, 2014, the joint venture has performed its obligations under the terms of the credit facility and the lender has not requested that we perform under the terms of the guarantee.

Total charges recorded in the second quarter of 2012, were $26 million ($18 million, net of taxes, or $0.09 per diluted share), which included the guarantee of the uncommitted credit facility mentioned above of $20 million and the $4 million write-down of the carrying value of the investment to zero at June 30, 2012. We also recorded provisions for bad debt on receivables due from the joint venture to the Company of $2 million, which is included in selling, general and administrative expenses. We have no additional obligations to support the operations of the joint venture in the future.

The impairment and related provision for bad debt on receivables are considered special items and excluded from our Adjusted EBITDA results.

Note 21 Net Earnings (Loss) per Common Share

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share under the two-class method for the three years ended December 31, 2014 in millions, except per share data:

	Year Ended December 31,
(In millions, except per share amounts)	2014	2013(2)	2012(2)
Basic Net Earnings (Loss) Per Common Share:
Numerator
Net earnings (loss) available to common stockholders	$258.1	$125.8	$(1,411.4)
Distributed and allocated undistributed net loss to non-vested restricted stockholders	(1.6)	(0.7)	(0.5)
Distributed and allocated undistributed net earnings (loss) to common stockholders	256.5	125.1	(1,411.9)
Distributed net earnings - dividends paid to common stockholders	(110.1)	(101.3)	(100.4)
Allocation of undistributed net earnings (loss) to common stockholders	$146.4	$23.8	$(1,512.3)
Denominator
Weighted average number of common shares outstanding - basic	210.0	194.6	192.8
Basic net earnings (loss) per common share:
Distributed net earnings to common stockholders	$0.52	$0.52	$0.52
Allocated undistributed net earnings (loss) to common stockholders	0.70	$0.13	(7.84)
Basic net earnings (loss) per common share:	$1.22	$0.65	$(7.32)
Diluted Net Earnings (Loss) Per Common Share:
Numerator
Distributed and allocated undistributed net earnings (loss) to common stockholders	$256.5	$125.1	$(1,411.9)
Add: Allocated undistributed net earnings to non-vested restricted stockholders	1.0	0.2	—
Less: Undistributed net earnings (loss) reallocated to non-vested restricted stockholders	(0.9)	(0.1)	—
Net earnings (loss) available to common stockholders - diluted	$256.6	$125.2	$(1,411.9)
Denominator
Weighted average number of common shares outstanding - basic	210.0	194.6	192.8
Effect of assumed issuance of Settlement agreement shares (1)	1.6	18.0	—
Effect of contingently issuable shares (1)	0.9	0.7	—
Effect of non-vested restricted stock units (1)	1.4	0.9	—
Weighted average number of common shares outstanding - diluted	213.9	214.2	192.8
Diluted net earnings (loss) per common share	$1.20	$0.58	$(7.32)

(1)

Provides for the following items if their inclusion is dilutive: (i) the effect of the issuance of 18 million shares of common stock reserved for the Settlement agreement as defined and (ii) the effect of non-vested restricted stock, restricted stock units and contingently issuable shares using the treasury stock method. In calculating diluted net (loss) earnings per common share for 2012, our diluted weighted average number of common shares outstanding excludes the effect of the items mentioned above as the effect was anti-dilutive.

(2)

During the fourth quarter of 2014, we changed the method of valuing our inventories that used the LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO.  As a result of this accounting change, net earnings (loss) available to common stockholders, basic earnings per share – continuing operations and diluted earnings per share – continuing operations, among other accounts, have been retrospectively changed.  Refer to Note 2, “Summary of Significant Accounting Policies – Inventories,” for a discussion of our change in accounting policy.

PSU Awards

We included contingently issuable shares using the treasury stock method for our PSU awards in the diluted weighted average number of common shares outstanding based on the number of contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period. The calculation of diluted weighted average shares outstanding includes 1 million shares related to PSUs in both 2014 and 2013. There were no PSUs included in the calculation of diluted weighted average shares outstanding in 2012 as the inclusion of these shares would have been anti-dilutive.

Stock Leverage Opportunity Awards (“SLO”)

The shares or units associated with the 2014 SLO awards are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the year ended December 31, 2014. These shares or units will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of 2015. Once this determination is made, the shares or units will be included in diluted weighted average number of common shares outstanding if the impact to diluted net earnings per common share is dilutive. The numbers of shares or units associated with SLO awards for 2014 and 2013 were nominal.

Note 22 Summarized Quarterly Financial Information (Unaudited, in millions, except share data)

	2014
	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter(1)(2)	Quarter(1)(2)	Quarter(1)(2)	Quarter
Net sales	$1,827.7	$1,973.6	$1,975.5	$1,973.7
Gross profit	639.6	679.6	696.1	672.3
Net earnings from continuing operations	70.9	60.1	60.8	66.3
Net earnings from discontinued operations	—	—	—	—
Net earnings available to common stockholders	70.9	60.1	60.8	66.3
Basic net earnings per common share
Continuing operations	$0.34	$0.28	$0.29	$0.31
Discontinued operations	—	—	—	—
Net earnings per common share—basic	$0.34	$0.28	$0.29	$0.31
Diluted net earnings per common share
Continuing operations	$0.33	$0.28	$0.28	$0.31
Discontinued operations	—	—	—	—
Net earnings per common share—diluted	$0.33	$0.28	$0.28	$0.31

	2013
	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter(1)(2)	Quarter(1)(2)	Quarter(1)(2)	Quarter(1)(2)
Net sales	$1,828.9	$1,937.4	$1,912.0	$2,012.5
Gross profit	614.3	656.6	650.4	668.6
Net earnings from continuing operations	2.1	52.7	35.5	5.0
Net earnings from discontinued operations	2.0	2.0	2.5	24.0
Net earnings available to common stockholders	4.1	54.7	38.0	29.0
Basic net earnings per common share
Continuing operations	$0.01	$0.27	$0.18	$0.03
Discontinued operations	0.01	0.01	0.01	0.12
Net earnings per common share—basic	$0.02	$0.28	$0.19	$0.15
Diluted net earnings per common share
Continuing operations	$0.01	$0.24	$0.17	$0.02
Discontinued operations	0.01	0.01	0.01	0.11
Net earnings per common share—diluted	$0.02	$0.25	$0.18	$0.13

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

(2)

Certain amounts have been revised to reflect the retrospective application of the Company’s change in inventory costing method for certain U.S. inventories to the FIFO method from the LIFO method. Refer to Note 2, “Summary of Significant Accounting Policies - Inventories,” of the notes to consolidated financial statements for further details surrounding this accounting policy change.

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

Changes in Internal Control over Financial Reporting

We are currently engaged in a multi-year implementation of a single integrated ERP system across the majority of our locations.  We expect to be substantially complete with the implementation by the end of 2017.

There have been no other changes in our internal control over financial reporting during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of our 2014 fiscal year, of our internal control over financial reporting. The suitable recognized control framework on which management’s evaluation of our internal control over financial reporting is based is the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013). Based upon that evaluation under the COSO framework, our management concluded that our internal control over financial reporting as of the end of our 2014 fiscal year was effective at the “reasonable assurance” level.

Our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” and the balance will be included in our Proxy Statement for our 2015 Annual Meeting of Stockholders under the captions “Election of Directors — Information Concerning Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” except as set forth below. All such information is incorporated herein by reference.

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

Our Audit Committee comprises directors Hank Brown, who serves as chair, Patrick Duff, Kenneth P. Manning and Jerry R. Whitaker. Our Board of Directors has determined that each of the four members of the Audit Committee is an audit committee financial expert in accordance with the standards of the SEC and that each is independent, as defined in the listing standards of the New York Stock Exchange applicable to us and as determined by the Board of Directors.

Item 11.	Executive Compensation

The information required in response to this Item will be set forth in our Proxy Statement for our 2015 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Risks.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required in response to this Item will be set forth in our Proxy Statement for our 2015 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information” and “Voting Securities.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required in response to this Item will be set forth in our Proxy Statement for our 2015 Annual Meeting of Stockholders under the captions “Independence of Directors” and “Certain Relationships and Related Person Transactions.” Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required in response to this Item will be included in our Proxy Statement for our 2015 Annual Meeting of Stockholders under the captions “Principal Independent Auditor Fees” and “Audit Committee Pre-Approval Policies and Procedures.” Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements

See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K.

(2) Financial Statement Schedule

See Schedule II — Valuation and Qualifying Accounts and Reserves — Years Ended December 31, 2014, 2013 and 2012 of this Annual Report on Form 10-K.

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

3.2

Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.1 to the Company’s Current Report on Form 8-K, Date of Report May 22, 2014, File No. 1-12139, is incorporated herein by reference.)

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

Exhibit Number	Description
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
4.10

Indenture, dated as of November 24, 2014, by and among Sealed Air Corporation, Guarantors party thereto and Branch Banking and Trust Company. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report November 24, 2014, File No. 1-12139, is incorporated herein by reference.)

4.11	Form of 4.875% Senior Note due 2022. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report November 24, 2014, File No. 1-12139, is incorporated herein by reference.)
4.12	Form of 5.125% Senior Note due 2024 (Exhibit 4.3 to the Company’s Current Report on Form 8-K, Date of Report November 24, 2014, File No. 1-12139, is incorporated herein by reference.)
4.13

First Supplemental Indenture, dated as of November 21,2014, by and among Sealed Air Corporation, Guarantors party thereto and HSBC Bank USA, National Association. (Exhibit 4.4 to the Company’s Current Report on Form 8-K, Date of Report November 24, 2014, File No. 1-12139, is incorporated herein by reference.)

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

10.6

Sealed Air Corporation Deferred Compensation Plan for Directors. (Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.7	Amendment to the Sealed Air Corporation Deferred Compensation Plan for Directors.*
10.8	Sealed Air Corporation Executive Severance Plan, as amended and restated effective January 1, 2015.*

Exhibit Number	Description
10.9

Form of Stock Purchase Agreement for use in connection with the Company’s 2002 Stock Plan for Non-Employee Directors. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-12139, is incorporated herein by reference.)*

10.10

Fees to be paid to the Company’s Non-Employee Directors — 2012. (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-12139, is incorporated herein by reference.)*

10.11

Fees to be paid to the Company’s Non-Employee Directors — 2013. (Exhibit 10.18 to the Company’s Annual Report on Form10-K for the year ended December 31, 2012, File No. 1-12139, is incorporated herein by reference.)*

10.12

Fees to be paid to the Company’s Non-Employee Directors — 2014. (Exhibit 10.13 to the Company’s Annual Report on Form10-K for the year ended December 31, 2013, File No. 1-12139, is incorporated herein by reference.)*

10.13	Fees to be paid to the Company’s Non-Employee Directors — 2015.*
10.14

2005 Contingent Stock Plan of Sealed Air Corporation, as amended and restated on July 11, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report July 11, 2013, File No. 1-12139, is incorporated herein by reference.)*

10.15	Sealed Air Corporation Annual Incentive Plan, adopted February 18, 2010.*
10.16

Performance-Based Compensation Program of the Company, as amended February 14, 2013. (Annex E to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*

10.17

Sealed Air Corporation Deferred Compensation Plan for Key Employees (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 25, 2013, file No. 1-12139, is incorporated herein by reference.)*

10.18

Sealed Air Corporation Policy on Recoupment of Incentive Compensation from Executives in the Event of Certain Restatements, as amended February 18, 2010. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report February 18, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.19

Form of Restricted Stock Agreement, approved December 18, 2008, for awards pursuant to the Stock Leverage Opportunity provision of the Company’s annual incentive plan. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.20

Form of Restricted Stock Unit Agreement, approved February 14, 2013, for awards pursuant to the Stock Leverage Opportunity provision of the Company’s annual incentive plan. (Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-12139, is incorporated herein by reference.)*

10.21

Form of Restricted Stock Agreement, as amended, under the amended 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 10.3 to the Company’s Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.22

Form of Restricted Stock Unit Agreement, as amended, under the amended 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 10.4 to the Company’s Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.23

Form of Sealed Air Corporation Performance Share Units Award Grant 2012-2014 (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 1-12139, is incorporated herein by reference.)*

Exhibit Number	Description
10.24

Form of Sealed Air Corporation Performance Share Units Award Grant 2013-2015. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 1-12139, is incorporated herein by reference.)*

10.25

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

10.26

Syndicated Facility Agreement, dated as of October 3, 2011, by and among Sealed Air, certain subsidiaries of Sealed Air party thereto, the lenders party thereto, Citibank, N.A., as agent and the other agents party thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

10.27

Series A Preferred Stock Purchase Agreement, dated as of October 3, 2011, by and among Diversey Holdings, Inc., Sealed Air and Solution Acquisition Corp. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

10.28

Employment Agreement, dated August 29, 2012 between Jerome A. Peribere and the Company, as supplemented on October 11, 2012. (Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-12139, is incorporated herein by reference.)*

10.29

Equity Interest Purchase Agreement, dated as of October 30, 2012, by and between Sealed Air Corporation, Sealed Air Netherlands Holdings V B.V., and DC Co., Ltd., as amended on November 9, 2012, and further amended November 14, 2012. (Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-12139, is incorporated herein by reference.)

10.30

Restatement Agreement, dated November 15, 2012, by and among Sealed Air Corporation and certain subsidiaries of Sealed Air Corporation party thereto, the lenders party thereto, Citibank, N.A., as agent and other agents party thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report November 13, 2012, File No. 1-12139, is incorporated herein by reference.)

10.31

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

10.32

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

10.33

Employment Agreement, dated December 1, 2010, between Yagmur Sagnak and the Company. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 1-12139, is incorporated herein by reference.)*

10.34

Registration Rights Agreement, dated February 3, 2014, by and between Sealed Air Corporation and the WRG Asbestos PI Trust as initial holder of the Settlement Shares. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report February 3, 2014, File No. 1-12139, is incorporated herein by reference.)

Exhibit Number	Description
10.35

Form of Sealed Air Corporation 2014-2016 Special PSU Outperformance Award Grant. (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.36

Employment Agreement, dated February 25, 2013, between Ilham Kadri and the Company. (Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.37	2014 Omnibus Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 28, 2014, File No. 1-12139, is incorporated herein by reference.)*
10.38

Underwriting Agreement, dated June 9, 2014, by and among Sealed Air Corporation, the Trust and the Underwriter. (Exhibit 1.1 to the Company’s Current Report on Form 8-K, Date of Report June 6, 2014, File No. 1-12139, is incorporated herein by reference.)

10.39

Stock Repurchase Agreement, dated June 6, 2014, by and between Sealed Air Corporation and the Trust. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 6, 2014, File No. 1-12139, is incorporated herein by reference.)

10.40

Second Restatement Agreement, dated as of July 25, 2014, by and among Sealed Air Corporation and certain subsidiaries of Sealed Air Corporation party thereto, the lenders party thereto, Bank of America, N.A., as agent and the other financial institutions party thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report July 25, 2014, File No. 1-12139, is incorporated herein by reference.)

10.41

Second Amended and Restated Syndicated Facility Agreement, dated as of July 25, 2014, by and among Sealed Air  Corporation and certain subsidiaries of Sealed Air Corporation party thereto, the lenders party thereto, Bank of America, N.A., as agent and the other financial institutions party thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report July 25, 2014, File No. 1-12139, is incorporated herein by reference.)

10.42

Letter Agreement, dated as of July 25, 2014, by and among Sealed Air Corporation, certain subsidiaries of Sealed Air Corporation party thereto and Bank of America, N.A., as agent. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report July 25, 2014, File No. 1-12139, is incorporated herein by reference.)

10.43

Amendment No. 2 to Credit Agreement and Assumption Agreement. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-12139, is incorporated herein by reference.)

10.44	Form of Notice of Grant of Restricted Stock Unit Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan.*
10.45	Form of Notice of Grant of Restricted Stock Unit Award (Performance-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan.*
10.46	Form of Notice of Grant of Restricted Stock Unit Award (Stock Leverage Opportunity) under the Sealed Air Corporation 2014 Omnibus Incentive Plan.*
10.47	Form of Notice of Grant of Restricted Stock Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan.*
12.1	Computation of Ratio of Earnings to Fixed Charges.
18	Preferability letter from KPMG LLP for change in accounting principle.
21	Subsidiaries of the Company.
23.1	Consent of KPMG LLP.

Exhibit Number	Description
31.1	Certification of Jerome A. Peribere, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated February 27, 2015.
31.2	Certification of Carol P. Lowe, Senior Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated February 27, 2015.
32

Certification of Jerome A. Peribere, President and Chief Executive Officer of the Company, and Carol P. Lowe, Senior Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated February 27, 2015.

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

Schedule

SEALED AIR CORPORATION AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2014, 2013 and 2012

	Balance	Charged			Foreign
	at	to			Currency
	Beginning	Costs and			Translation	Balance at
Description	of Year	Expenses	Deductions		and Other	End of Year
(in millions)
Year ended December 31, 2014:
Allowance for doubtful accounts	$31.4	$8.0	$(7.2)	(1)	$(3.4)	$28.8
Inventory obsolescence reserve	$24.9	$9.2	$(1.6)	(2)	$(2.9)	$29.6
Year ended December 31, 2013:
Allowance for doubtful accounts	$25.6	$11.6	$(5.4)	(1)	$(0.4)	$31.4
Inventory obsolescence reserve	$27.5	$(0.3)	$(1.5)	(2)	$(0.8)	$24.9
Year ended December 31, 2012:
Allowance for doubtful accounts	$15.9	$14.3	$(7.8)	(1)	$3.2	$25.6
Inventory obsolescence reserve	$23.3	$13.9	$(14.1)	(2)	$4.4	$27.5

(1)	Primarily accounts receivable balances written off, net of recoveries.
(2)	Primarily items removed from inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)

By:	/S/ JEROME A. PERIBERE
Jerome A. Peribere
President and Chief Executive Officer

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/S/ JEROME A. PERIBERE Jerome A. Peribere	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015

By:	/S/ CAROL P. LOWE Carol P. Lowe	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2015

By:	/S/ WILLIAM G. STIEHL William G. Stiehl	Chief Accounting Officer and Controller	February 27, 2015

By:	/S/ HANK BROWN Hank Brown	Director	February 27, 2015

By:	/S/ MICHAEL CHU Michael Chu	Director	February 27, 2015

By:	/S/ LAWRENCE R. CODEY Lawrence R. Codey	Director	February 27, 2015

By:	/S/ PATRICK DUFF Patrick Duff	Director	February 27, 2015

By:	/S/ JACQUELINE B. KOSECOFF Jacqueline B. Kosecoff	Director	February 27, 2015

By:	/S/ KENNETH P. MANNING Kenneth P. Manning	Director	February 27, 2015

By:	/S/ WILLIAM J. MARINO William J. Marino	Director	February 27, 2015

By:	/S/ RICHARD L. WAMBOLD Richard L. Wambold	Director	February 27, 2015

By:	/S/ JERRY R. WHITAKER Jerry R. Whitaker	Director	February 27, 2015