Form 10-Q
period 2015-03-31
SEALED AIR CORP/DE
filed 2015-05-05
CIK 1012100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-12139

SEALED AIR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0654331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
8215 Forest Point Boulevard Charlotte, North Carolina	28273
(Address of principal executive offices)	(Zip Code)

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

There were 210,165,657 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of April 30, 2015.

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

Please refer to Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In millions, except share data)	2015 (unaudited)	2014
ASSETS
Current assets:
Cash and cash equivalents	$536.3	$322.6
Trade receivables, net of allowance for doubtful accounts of $27.5 in 2015 and $28.8 in 2014	975.5	1,002.2
Income tax receivables	44.9	277.0
Other receivables	143.8	127.0
Inventories	744.3	695.3
Deferred taxes	91.9	105.6
Assets held for sale	47.3	69.3
Prepaid expenses and other current assets	92.6	122.1
Total current assets	2,676.6	2,721.1
Property and equipment, net	913.7	970.6
Goodwill	2,954.6	2,998.6
Intangible assets, net	837.5	872.2
Non-current deferred taxes	100.6	105.9
Other non-current assets	370.5	373.3
Total assets	$7,853.5	$8,041.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$85.2	$130.4
Current portion of long-term debt	1.3	1.1
Accounts payable	686.8	638.7
Deferred taxes	6.1	4.8
Liabilities held for sale	2.4	6.1
Accrued restructuring costs	52.9	55.8
Other current liabilities	759.5	894.0
Total current liabilities	1,594.2	1,730.9
Long-term debt, less current portion	4,261.8	4,282.5
Non-current deferred taxes	154.9	161.5
Other non-current liabilities	692.9	704.0
Total liabilities	6,703.8	6,878.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2015 and 2014	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 225,609,374 in 2015 and 224,683,653 in 2014; shares outstanding: 210,622,311 in 2015 and 210,531,894 in 2014	22.6	22.5
Additional paid-in capital	1,809.7	1,787.0
Retained earnings	517.6	448.5
Common stock in treasury, 14,987,063 shares in 2015 and 14,151,759 shares in 2014	(524.9)	(481.4)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(219.2)	(236.5)
Cumulative translation adjustment	(455.3)	(382.5)
Unrealized net (loss) gains on derivative instruments	(0.8)	5.2
Total accumulated other comprehensive loss, net of taxes	(675.3)	(613.8)
Total stockholders’ equity	1,149.7	1,162.8
Total liabilities and stockholders’ equity	$7,853.5	$8,041.7

See accompanying notes to condensed consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31, (unaudited)
(In millions, except share data)	2015	2014
Net sales	$1,746.4	$1,827.7
Cost of sales	1,096.8	1,188.1
Gross profit	649.6	639.6
Selling, general and administrative expenses	427.1	447.4
Amortization expense of intangible assets acquired	22.6	31.2
Stock appreciation rights expense	2.9	0.5
Integration related costs	0.7	0.9
Restructuring and other charges	12.7	6.1
Operating profit	183.6	153.5
Interest expense	(58.5)	(78.5)
Foreign currency exchange gain (loss) related to Venezuelan subsidiaries	0.8	(15.0)
Gain from Claims Settlement	—	21.1
Other income, net	5.4	—
Earnings before income tax provision	131.3	81.1
Income tax provision	34.1	10.2
Net earnings available to common stockholders	$97.2	$70.9
Net earnings per common share:
Basic	$0.46	$0.34
Diluted	$0.46	$0.33
Dividends per common share	$0.13	$0.13
Weighted average number of common shares outstanding:
Basic	208.9	206.7
Diluted	211.7	215.1

See accompanying notes to condensed consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Month Ended
	March 31, (unaudited)
(In millions)	2015	2014
Net earnings available to common stockholders	$97.2	$70.9
Other comprehensive (loss) income, net of taxes:
Recognition of deferred pension items, net of taxes of $(5.2) for 2015 and $0.3 for 2014	17.3	1.8
Unrealized losses on derivative instruments, net of taxes of $5.1 for 2015 and $0.8 for 2014	(6.0)	(1.7)
Foreign currency translation adjustments	(72.8)	2.4
Other comprehensive (loss) income, net of taxes	(61.5)	2.5
Comprehensive income, net of taxes	$35.7	$73.4

See accompanying notes to condensed consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31, (unaudited)
(In millions)	2015	2014
Net earnings available to common stockholders	$97.2	$70.9
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	54.8	68.3
Share-based incentive compensation	18.3	14.5
Profit sharing expense	9.8	9.5
Amortization of senior debt related items and other	0.6	2.4
Loss on debt redemption and refinancing activities	0.5	0.4
Other non-cash items	0.6	(1.6)
Provisions for bad debt	2.1	1.7
Provisions for inventory obsolescence	3.1	4.1
Gain from Claims Settlement	—	(21.1)
Deferred taxes, net	13.7	(1.6)
Net (gain) loss on disposals of property and equipment and other	(3.3)	0.1
Changes in operating assets and liabilities:
Trade receivables, net	8.5	(9.1)
Inventories	(83.8)	(90.5)
Other assets	(45.3)	(21.1)
Accounts payable	75.3	53.4
Income tax receivable	(3.2)	(2.2)
Settlement agreement and related items	235.2	(929.7)
Other liabilities	(65.1)	(80.9)
Net cash provided by (used in) operating activities	319.0	(932.5)
Cash flows from investing activities:
Capital expenditures	(20.7)	(28.4)
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	(8.5)	—
Proceeds from sales of property, equipment and other assets	25.3	1.4
Net cash used in investing activities	(3.9)	(27.0)
Cash flows from financing activities:
Net (payments of) proceeds from short-term borrowings	(41.4)	603.4
Payments of long-term debt	(0.6)	(200.4)
Proceeds from long-term debt	2.7	—
Dividends paid on common stock	(27.5)	(28.4)
Acquisition of common stock for tax withholding obligations under our Omnibus stock plan and 2005 Contingent Stock Plan	(6.2)	(2.6)
Repurchases of common stock	(69.2)	—
Other financing activities	—	—
Net cash (used in) provided by financing activities	(142.2)	372.0
Effect of foreign currency exchange rate changes on cash and cash equivalents	40.8	8.2
Balance, beginning of period	322.6	992.4
Net change during the period	213.7	(579.3)
Balance, end of period	$536.3	$413.1
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$58.7	$519.1
Income tax payments	$23.8	$14.7
Stock appreciation rights payments (less amounts included in restructuring payments)	$3.7	$14.2
Restructuring payments including associated costs	$22.0	$26.6
Non-cash items:
Transfers of shares of our common stock from treasury for our 2015 and 2014 profit-sharing plan contributions	$36.7	$32.0
Transfer of shares of our common stock as part of the funding of the Settlement agreement	—	1.8

See accompanying notes to condensed consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 1 Organization and Basis of Presentation

Organization

We are a global leader in food safety and security, facility hygiene and product protection. We serve an array of end markets including food and beverage processing, food service, retail, healthcare and industrial, and commercial and consumer applications. Our focus is on achieving quality sales growth through leveraging our geographic footprint, technological know-how and leading market positions to bring measurable, sustainable value to our customers and investors.

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

Basis of Presentation

Our condensed consolidated financial statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our condensed consolidated balance sheet as of March 31, 2015 and our condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 have been made. The results set forth in our condensed consolidated statements of operations for the three months ended March 31, 2015 and in our condensed consolidated statements of cash flows for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, had no impact on our condensed consolidated financial condition, results of operations and cash flows.

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

We are responsible for the unaudited condensed consolidated financial statements and notes included in this report. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on February 27, 2015 (“2014 Form 10-K”) and with the information contained in other publicly-available filings with the SEC.

During the first quarter of 2015, we entered into an asset purchase agreement with NOVIPAX, a portfolio company of Atlas Holdings LLC, to sell our North American foam trays and absorbent pads business. During the three months ended March 31, 2015, the North American foam trays and absorbent pads business met the held for sale criteria and has been included as such in all periods presented in our condensed consolidated balance sheets.  As a result, all applicable balances have been reclassified to held for sale.  Refer to Note 3, “Divestiture” of the notes to condensed consolidated financial statements for further details.

Changes in Accounting/Retrospective Application

During the fourth quarter of 2014, we changed the method of valuing our inventories that were valued using the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method.  As a result of this accounting change, inventories, retained earnings, non-current deferred tax liability, net earnings (loss) available to common stockholders, basic earnings per share and diluted earnings per share, among other accounts, have been retrospectively changed.

As a result of the accounting change, all of our inventories are now determined using the FIFO method.  We state inventories at the lower of cost or market.

Note 2 Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”).  This ASU will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement.  It provides guidance about whether a cloud computing arrangement includes a software license.  The amendments in ASU 2015-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  An entity can elect to adopt either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We are currently in the process of evaluating this new standard update.

In April 2015, the FASB issued ASU 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  This ASU will simplify the presentation of debt issuance costs.  It will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-03 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  We are currently in the process of evaluating this new standard update.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40),” (“ASU 2014-15”). ASU 2014-15 requires that for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not expect the adoption of this standard update to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). Previous revenue recognition guidance in U.S. GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principal, five steps are required to be applied. In addition, ASU 2014-09 expands and enhances disclosure requirements which require disclosing sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This includes both qualitative and quantitative information. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. On April 29, 2015 the FASB issued an exposure draft of a proposed ASU that would delay by one year the effective date of ASU 2014-09 and allow early adoption as of the original public entity effective date.  We are currently in the process of evaluating this new standard update.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, ASU 2014-08 should not be applied to a component that is classified as held for sale before the effective date even if the component is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. We have adopted ASU 2014-08 for disposals occurring after January 1, 2015.

Note 3 Divestiture

On February 11, 2015, we entered into an Asset Purchase Agreement with NOVIPAX, a portfolio company of Atlas Holdings LLC, to sell our North American foam trays and absorbent pads business for gross proceeds of $82 million, subject to purchase price adjustments. The decision to sell this business was based on managements' assessment that the business was becoming quickly commoditized and faced significant competitive pricing pressure and declining profit margins. The transaction closed on April 1, 2015; see Note 19, “Subsequent Events” for further information.

During the three months ended March 31, 2015, the North American foam trays and absorbent pads business met the held for sale criteria and has been included as such in all periods presented in our condensed consolidated balance sheets. The disposal of the North American foam trays and absorbent pads business did not qualify as a discontinued operation.

The carrying value of the major classes of assets and liabilities for the business was as follows:

	March 31,	December 31,
(In millions)	2015	2014
Assets:
Other receivables	$-	$0.1
Inventories	14.1	12.3
Prepaid expenses	0.1	0.1
Property and equipment, net	22.4	22.6
Goodwill	6.9	6.9
Assets held for sale	43.5	42.0

Liabilities:
Accrued liabilities	2.4	6.1
Liabilities held for sale	$2.4	$6.1

For the three months ended March 31, 2015 and March 31, 2014, the North American foam trays and absorbent pads businesses contributed approximately $53 million of net sales in each period; and $10 million and $9 million of pre-tax income, respectively, which excludes certain allocated costs, including corporate support services, for which the Company would normally include in measuring its performance. The North American foam trays and absorbent pads business was part of the Company’s Food Care division.

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

The Company’s Food Care, Diversey Care and Product Care segments are considered reportable segments under FASB ASC Topic 280. Our reportable segments are aligned with similar groups of products. Other includes Corporate and the Medical Applications and New Ventures businesses. The Medical Applications and New Ventures businesses were previously included in the Company’s “Other” category. Other includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions and cost recovery variances not allocated to the reportable segments from global functional expenses.

Other also includes restructuring and other associated costs, expenses related to stock appreciation rights (“SARs”), which were issued in connection with the acquisition of Diversey in 2011, loss on debt redemptions and foreign currency exchange gains/losses related to Venezuelan subsidiaries and other one-time expenses and/or gains.

As of January 1, 2014, the Company also changed the segment performance measure in which management assesses segment performance and makes allocation decisions by segment from operating profit to Adjusted EBITDA. Adjusted EBITDA is defined as Earnings before Interest Expense, Taxes, Depreciation and Amortization, adjusted to exclude the impact of special items.

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

The following tables show net sales and Adjusted EBITDA by our segment reporting structure:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Net Sales:
Food Care	$879.8	$904.3
As a % of Total Company net sales	50.4%	49.5%
Diversey Care	467.9	505.1
As a % of Total Company net sales	26.8%	27.6%
Product Care	377.1	393.8
As a % of Total Company net sales	21.6%	21.5%
Total Reportable Segments Net Sales	1,724.8	1,803.2
Other	21.6	24.5
Total Company Net Sales	$1,746.4	$1,827.7

	Three Months Ended
	March 31,
(In millions)	2015	2014(1)
Adjusted EBITDA:
Food Care	$190.5	$159.0
Adjusted EBITDA Margin	21.7%	17.6%
Diversey Care	41.0	44.4
Adjusted EBITDA Margin	8.8%	8.8%
Product Care	75.6	69.1
Adjusted EBITDA Margin	20.0%	17.5%
Total Reportable Segments Adjusted EBITDA	307.1	272.5
Other	(22.9)	(21.8)
Non-U.S. GAAP Total Company Adjusted EBITDA	$284.2	$250.7
Adjusted EBITDA Margin	16.3%	13.7%

(1)

During the fourth quarter of 2014, we changed the method of valuing our inventories that used the LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO.  We applied this change in accounting principle retrospectively. Accordingly certain previously reported financial information has been revised.  See Note 1, “Organization and Basis of Presentation-Changes in Accounting/Retrospective Application” for additional details regarding this accounting policy change.

The following table shows a reconciliation of Total Company Adjusted EBITDA to net earnings available to common stockholders:

	Three Months Ended
	March 31,
(In millions)	2015	2014(1)
Total Company Adjusted EBITDA	$284.2	$250.7
Depreciation and amortization (2)	(73.1)	(82.8)
Special items:
Accelerated depreciation of non-strategic assets related to restructuring programs	0.6	—
Restructuring and other charges(3)	(12.7)	(6.1)
Other restructuring associated costs included in cost of sales and selling general and administrative expenses	(6.4)	(4.6)
Relocation costs included in cost of sales and selling, general and administrative expenses	(2.6)	—
Gain from sale of building in connection with relocation	3.5	—
SARs	(2.9)	(0.5)
Integration related costs	(0.7)	(0.9)
Foreign currency exchange net gains (losses) related to Venezuelan subsidiaries	0.8	(15.0)
Gain from Claims Settlement in 2014 and related costs	—	21.1
Other expense, net	(0.9)	(2.3)
Interest expense	(58.5)	(78.5)
Income tax provision	34.1	10.2
Net earnings available to common stockholders	$97.2	$70.9

(1)

During the fourth quarter of 2014, we changed the method of valuing certain of our inventories that used the LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO.  We applied this change in accounting principle retrospectively. Accordingly all previously reported financial information has been revised.  See Note 1, “Organization and Basis of Presentation-Changes in Accounting/Retrospective Application” for additional details regarding this accounting policy change.  The table below represents the impact to Earnings before income tax provision for the three month period ended March 31, 2014 had we remained on the LIFO method of valuing those inventories:

(In millions)	2014
Food Care	$(0.5)
Diversey Care	(0.1)
Product Care	(0.9)
Total reportable segments	(1.5)
Other	0.1
Total Company LIFO Adjustments	$(1.4)

(2)	Depreciation and amortization by segment is as follows:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Food Care	$28.5	$32.0
Diversey Care	26.1	32.3
Product Care	10.1	10.6
Total reportable segments	64.7	74.9
Other	8.4	7.9
Total Company depreciation and amortization(1)	$73.1	$82.8
(1)	Includes share-based incentive compensation.

(3)	Restructuring and other charges by segment were as follows:

	March 31,
(In millions)	2015	2014
Food Care	$6.9	$4.1
Diversey Care	3.2	0.4
Product Care	2.6	1.5
Total reportable segments	12.7	6.0
Other	—	0.1
Total Company restructuring and other charges	$12.7	$6.1

Note 5 Inventories

The following table details our inventories:

	March 31,	December 31,
(In millions)	2015	2014
Inventories:
Raw materials	$104.8	$106.3
Work in process	116.3	101.5
Finished goods	523.2	487.5
Total(1)	$744.3	$695.3

(1)	Excludes North American foam trays and absorbent pads business inventory. Refer to Note 3, “Divestiture” of the notes to condensed consolidated financial statements for further details.

Note 6 Property and Equipment, net

The following table details our property and equipment.

	March 31,	December 31,
(In millions)	2015	2014
Land and improvements	$98.8	$80.9
Buildings	612.1	666.7
Machinery and equipment	2,167.0	2,238.2
Other property and equipment	123.5	140.9
Construction-in-progress	102.7	115.7
Property and equipment, gross	3,104.1	3,242.4
Accumulated depreciation and amortization	(2,190.4)	(2,271.8)
Property and equipment, net(1)	$913.7	$970.6

(1)

Excludes North American foam trays and absorbent pads business property and equipment, net. Refer to Note 3, “Divestiture” of the notes to condensed consolidated financial statements for further details.

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended
	March 31,
(In millions)	2015	2014
Interest cost capitalized	$1.0	$1.3
Depreciation and amortization expense for property and equipment	$32.2	$37.1

Note 7 Goodwill and Identifiable Assets

Goodwill

The following table shows our goodwill balances by our segment reporting structure.  We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.  As of March 31, 2015, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

(In millions)	Food Care	Diversey Care	Product Care	Other	Total
Gross Carrying Value at December 31, 2014(1)	$812.8	$1,900.8	$1,371.2	$4.8	$4,089.6
Acquisition	—	15.8	—	—	15.8
Dispositions	—	—	(0.8)	—	(0.8)
Currency translation	(5.8)	(49.6)	(0.3)	(3.3)	(59.0)
Gross Carrying Value at March 31, 2015	807.0	1,867.0	1,370.1	1.5	4,045.6
Accumulated impairment	(208.0)	(883.0)	—	—	(1,091.0)
Carrying Value at March 31, 2015(1)	$599.0	$984.0	$1,370.1	$1.5	$2,954.6

(1)	Excludes North American foam trays and absorbent pads business goodwill. Refer to Note 3, “Divestiture” of the notes to condensed consolidated financial statements for further details.

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives.  As of March 31, 2015, there were no impairment indicators present.

	March 31, 2015				December 31, 2014
	Gross				Gross
	Carrying	Accumulated	Accumulated		Carrying	Accumulated	Accumulated
(In millions)	Value	Amortization	Impairment	Net	Value	Amortization	Impairment	Net
Customer relationships	$857.5	$(215.0)	$(148.9)	$493.6	$890.8	$(210.8)	$(148.9)	$531.1
Trademarks and trade names	1.3	(0.3)	—	1.0	1.3	(0.2)	—	1.1
Technology	274.1	(170.2)	(22.2)	81.7	266.4	(167.0)	(22.2)	77.2
Contracts	38.3	(28.2)	—	10.1	40.6	(28.9)	—	11.7
Total intangible assets with definite lives	1,171.2	(413.7)	(171.1)	586.4	1,199.1	(406.9)	(171.1)	621.1
Trademarks and trade(1) names with indefinite lives	881.3	—	(630.2)	251.1	881.3	—	(630.2)	251.1
Total(2)	$2,052.5	$(413.7)	$(801.3)	$837.5	$2,080.4	$(406.9)	$(801.3)	$872.2

(1)       The intangible assets include $251 million of trademarks and trade names that we have determined to have indefinite useful lives, primarily acquired in connection with the acquisition of Diversey.

(2)       Excludes North American foam trays and absorbent pads business intangible assets.  Refer to Note 3, “Divestiture” of the notes to condensed consolidated financial statements for further details.

The following table shows the remaining estimated future amortization expense at March 31, 2015.

Year	Amount (in millions)
2015	$63.5
2016	82.7
2017	75.8
2018	63.7
Thereafter	300.7
Total	$586.4

Note 8 Accounts Receivable Securitization Programs

U.S. Accounts Receivable Securitization Program

We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to an indirectly wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables with two banks and issuers of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries. Any transfers of fractional ownership interests of receivables under the U.S. receivables securitization program to the two banks and issuers of commercial paper administered by these banks are considered secured borrowings with pledge of collateral and will be classified as short-term borrowings on our condensed consolidated balance sheet.  The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the condensed consolidated balance sheet.

As of March 31, 2015, the maximum purchase limit for receivable interests was $100 million, subject to the availability limits described below.

The amounts available from time to time under this program may be less than $100 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During the three months ended March 31, 2015, the level of eligible assets available under the program was lower than $100 million primarily due to certain required reserves against our receivables. As a result, the amount available to us under the program was $75 million at March 31, 2015. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

This program expires annually in September and is renewable.  The program was renewed in September 2014 for an additional year and the program size was reduced from $125 million to $100 million.

European Accounts Receivables Securitization Program

We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks and issuers of commercial paper administered by these banks. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. We do not have an equity interest in the SPV. However, since we are considered the primary beneficiary of the SPV, it meets the criteria to be classified as a variable interest entity and is included in our condensed consolidated financial statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable.   Loans from the banks to the SPV will be classified as short-term borrowings on our condensed consolidated balance sheet. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the condensed consolidated balance sheet.

As of March 31, 2015, the maximum purchase limit for receivable interests was €110 million, ($120 million equivalent at March 31, 2015) subject to availability limits.  The terms and provisions of this program are similar to our U.S.-program discussed above. As of March 31, 2015, the amount available under this program was €99 million ($108 million equivalent as of March 31, 2015).

This program expires annually in February and is renewable.  The program was renewed in February 2015 and the maximum purchase limit was raised to €110 million.

Utilization of Our Accounts Receivable Securitization Programs

At March 31, 2015, there were no borrowings outstanding under our U.S. program or European program. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. Total interest expense related to the use of these programs was less than $1 million for the three months ended March 31, 2015.

Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at March 31, 2015.

As of December 31, 2014, the total amount of borrowings under our U.S. program was $36 million and there were no amounts outstanding under the European program.

Note 9 Restructuring and Relocation Activities

The following table details our restructuring activities:

	Three Months Ended March 31,
	2015				2014
(In millions)	IOP	EQIP	Fusion	Total	IOP	EQIP	Total
Other associated costs	$1.9	$3.0	$3.0	$7.9	$1.4	$2.7	$4.1
Restructuring charges	(0.3)	(6.9)	19.9	12.7	1.3	4.8	6.1
Total	$1.6	$(3.9)	$22.9	$20.6	$2.7	$7.5	$10.2

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

The Company currently estimates that it will incur aggregate costs of approximately $395 million to $405 million in connection with the implementation of this Plan which compares to previously reported estimates of $275 million to $285 million.  The increase represents our recent decision to build and own the Campus in Charlotte, North Carolina, rather than lease.  The cost of the Charlotte campus is estimated to be approximately $120 million.  The net cash cost of the Plan is now expected to be in the range of $330 million to $340 million. The costs associated with the Plan, the majority of which are expected to be incurred between 2015 and 2017, will primarily consist of (i) a reduction in headcount through reorganization and integration, including severance and termination benefits for employees, expected to be approximately $115 million to $120 million, and (ii) other costs associated with the Plan, primarily relating to the building costs of the Charlotte campus, rationalization, consolidation and relocation of certain portions of our global supply chain and other facilities and offices, expected to be approximately $280 million to $285 million. Included in the total cash costs, the Company anticipates approximately $175 million to $185 million of capital expenditures related to the Plan, including the building of the Charlotte campus, of which the majority is expected to be incurred between 2015 and 2016.

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

On July 23, 2014, we announced that we will be establishing a new global headquarters in Charlotte, North Carolina.  We will relocate the headquarters for our divisions, research and development facilities, and corporate offices.  Within the next three years, we anticipate approximately 1,300 jobs will be relocated to Charlotte from our former corporate headquarters in Elmwood Park, New Jersey; and facilities in Saddle Brook, New Jersey; Danbury, Connecticut; Racine, Wisconsin; and, Duncan and Greenville, South Carolina.  We will also relocate a small number of jobs from other locations.

On August 31, 2014, in connection with our relocation efforts, we signed an agreement for purchase and sale relating to our facility located in Racine, Wisconsin.  As of December 31, 2014, the building and certain related assets met the criteria of assets held for sale classification.  Accordingly, we reclassified $26 million from property, plant and equipment to assets held for sale as of December 31, 2014.  The sale closed in January 2015.  In addition, we leased back the building until December 2015 but have the option to exit the lease earlier.  The final sales price was $30 million, of which net proceeds of $24 million were received as part of the closing along with a $6 million unsecured promissory note to be paid once we exit the facility.  We recorded a pre-tax gain on the sale of approximately $3 million in January 2015.

The restructuring accrual, spending and other activity for the three months ended March 31, 2015 and the accrual balance remaining at March 31, 2015 related to this program were as follows (in millions):

Fusion restructuring accrual at December 31, 2014	$5.5
Accrual and accrual adjustments	19.9
Cash payments during 2015	(1.1)
Effect of changes in foreign currency exchange rates	(0.4)
Fusion restructuring accrual at March 31, 2015	$23.9

The accrual and accrual adjustments includes a reclassification adjustment of $13 million to transfer two projects from the EQIP Program to the Fusion Program in order to better match the projects to the program synergies. There is no net impact to the financial statements resulting from the reclassification adjustment.

Cumulative cash payments made in connection with this program, including associated costs through March 31, 2015, were $7 million. We expect to pay $22 million of the accrual balance remaining at March 31, 2015 within the next twelve months. This amount is included in accrued restructuring costs on the condensed consolidated balance sheet at March 31, 2015. The majority of the remaining accrual of $2 million is expected to be paid in 2016.  This amount is included in other non-current liabilities on our condensed consolidated balance sheet at March 31, 2015.

There were no capital expenditures in the three months ended March 31, 2015.

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

The other associated costs included in the table above primarily consist of consulting and rebranding costs incurred in connection with the rebranding of the Company and its divisions, which were included in selling, general and administrative expenses on the condensed consolidated statements of operations for the three months ended March 31, 2015. The restructuring charges included in the table above primarily consist of termination and benefit costs.

The restructuring accrual, spending and other activity for the three months ended March 31, 2015 and the accrual balance remaining at March 31, 2015 related to this program were as follows (in millions):

EQIP restructuring accrual at December 31, 2014	$41.9
Accrual and accrual adjustments	(6.9)
Cash payments during 2015	(9.3)
Effect of changes in foreign currency exchange rates	(2.9)
EQIP restructuring accrual at March 31, 2015	$22.8

The accrual and accrual adjustments includes a reclassification adjustment of $13 million to transfer two projects from the EQIP Program to the Fusion Program in order to better match the projects to the program synergies. There is no net impact to the financial statements resulting from the reclassification adjustment.

Cumulative cash payments made in connection with this program, including associated costs through March 31, 2015, were $125 million.  We expect to pay all of the $23 million accrual balance remaining at March 31, 2015 within the next twelve months. This amount is included in accrued restructuring costs on the condensed consolidated balance sheet at March 31, 2015.

Capital expenditures related to this program were $2 million in the three months ended March 31, 2015 and $3 million in the three months ended March 31, 2014.  Capital expenditures primarily relate to supply chain network optimization.

Integration and Optimization Program (IOP)

In December 2011, we initiated a restructuring program associated with the integration of Diversey’s business following our acquisition of Diversey on October 3, 2011. The program primarily consists of (i) reduction in headcount, (ii) consolidation of facilities, (iii) supply chain network optimization, and (iv) certain other capital expenditures. This program was substantially completed as of the end of 2014.

The other associated costs in the table above primarily consist of consulting fees included in selling, general and administrative expenses on the condensed consolidated statement of operations.

The restructuring accrual, spending and other activity for the three months ended March 31, 2015 and the accrual balance remaining at March 31, 2015 related to this program were as follows (in millions):

IOP restructuring accrual at December 31, 2014	$13.1
Accrual and accrual adjustments	(0.3)
Cash payments during 2015	(3.7)
Effect of changes in foreign currency exchange rates	(0.8)
IOP restructuring accrual at March 31, 2015	$8.3

Cumulative cash payments made in connection with this program, including associated costs through March 31, 2015, were $225 million. We expect to pay all of the $8 million accrual balance as of March 31, 2015 within the next twelve months. This amount is included in accrued restructuring costs on the condensed consolidated balance sheet at March 31, 2015.

Capital expenditures related to this program were less than $1 million in the three months ended March 31, 2015 and March 31, 2014.  Capital expenditures mainly relate to facilities and supply chain network optimization.

Note 10 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth on the following table:

	March 31,	December 31,
(In millions)	2015	2014
Short-term borrowings (1)	$85.2	$130.4
Current portion of long-term debt	1.3	1.1
Total current debt	86.5	131.5
Term Loan A Facility due July 2017, less unamortized lender fees of $0.3 in 2015 and $0.3 in 2014(2)	249.7	249.7
Term Loan A Facility due July 2019, less unamortized lender fees of $10.0 in 2015 and $10.6 in 2014 (2)	1,106.9	1,129.4
6.50% Senior Notes due December 2020	428.0	428.1
8.375% Senior Notes due September 2021	750.0	750.0
4.875% Senior Notes due December 2022	425.0	425.0
5.25% Senior Notes due April 2023	425.0	425.0
5.125% Senior Notes due December 2024	425.0	425.0
6.875% Senior Notes due July 2033, less unamortized discount of $1.3 in 2015 and $1.3 in 2014	448.7	448.7
Other	3.5	1.6
Total long-term debt, less current portion	4,261.8	4,282.5
Total debt(3)	$4,348.3	$4,414.0

(1)

Short-term borrowings of $85 million at March 31, 2015 are comprised primarily of borrowings from various lines of credits. Short-term borrowings at December 31, 2014 are comprised primarily of $36 million of borrowings outstanding under our U.S. accounts receivable securitization program, $23 million outstanding under our revolving credit facility and $71 million short-term borrowings from various lines of credits.

(2)	Term Loan A facilities have required prepayments which are due in 2016.
(3)	The weighted average interest rate on our total outstanding debt was 5.3% as of March 31, 2015 and 5.2% as of December 31, 2014.

Lines of Credit

The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the Revolving Credit Facility discussed above, and the amounts available under our accounts receivable securitization programs. We are not subject to any material compensating balance requirements in connection with our lines of credit.

	March 31,	December 31,
(In millions)	2015	2014
Used lines of credit (1)	$85.2	$130.4
Unused lines of credit	1,137.1	1,101.7
Total available lines of credit(2)	$1,222.3	$1,232.1

(1)	Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several foreign subsidiaries.
(2)	Of the total available lines of credit, $883 million were committed as of March 31, 2015.

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Amended Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Credit Facility). We were in compliance with the above financial covenants and limitations at March 31, 2015.

Note 11 Derivatives and Hedging Activities

We report all derivative instruments on our condensed consolidated balance sheets at fair value and establish criteria for designation and effectiveness of transactions entered into for hedging purposes.

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

Net unrealized after tax gains (losses) related to these contracts that were included in other comprehensive income were $1 million for the three months ended March 31, 2015 and $2 million for the three months ended March 31, 2014. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

Foreign Currency Forward Contracts Not Designated as Hedges

Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to foreign currency denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these derivative contracts are recognized in other income, net, on our condensed consolidated statements of operations and are largely offset by the remeasurement of the underlying foreign currency denominated items indicated above. These contracts generally have original maturities of less than 12 months.

Interest Rate Swaps

From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness.

At March 31, 2015, we had no outstanding interest rate swaps. At March 31, 2014, we had $100 million notional amount of outstanding interest rate swaps, which did not materially impact our condensed consolidated results of operations or financial position.

Interest Rate and Currency Swaps

In 2014, in connection with exercising the $100 million delayed draw under the senior secured credit facility, we entered into a series of interest rate and currency swaps in a notional amount of $100 million.  These swaps convert the U.S. dollar denominated variable rate obligation under the credit facility into a fixed Brazilian real denominated obligation.  The delayed draw and the interest rate and currency swaps are used to fund expansion and general corporate purposes of our Brazilian subsidiaries.

Net Investment Hedge

In March 2015, we entered into a series of cross currency swaps with a combined notional amount of $425 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates.  For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, settlements and changes in fair values of the derivative instruments are recognized in currency translation adjustment, a component of accumulated other comprehensive loss, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in other income, net on the condensed consolidated statements of operations.

Other Derivative Instruments

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to foreign exchange rates and to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At March 31, 2015 and 2014, we had no foreign exchange options outstanding.

Fair Value of Derivative Instruments

See Note 12, “Fair Value Measurements and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

The following table details the fair value of our derivative instruments included on our condensed consolidated balance sheets.

	Fair Value of Asset		Fair Value of (Liability)
	Derivatives		Derivatives
	March 31,	December 31,	March 31,	December 31,
(In millions)	2015	2014	2015	2014
Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)	$5.5	$4.3	$(1.9)	$(0.4)
Interest rate and currency swaps (cash flow hedges)	31.9	17.8	—	—
Cross-currency swaps (net investment hedges)	—	—	(13.0)	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	64.6	41.3	(77.1)	(67.6)
Total	$102.0	$63.4	$(92.0)	$(68.0)

Short-term asset derivatives and liability derivatives are included in prepaid expenses and other current assets, or other current liabilities, respectively. Long-term asset derivatives and liability derivatives are included in other non-current assets or other non-current liabilities, respectively.

The following table details the effect of our derivative instruments on our condensed consolidated statements of operations.

	Amount of Gain (Loss)
	Recognized on Derivatives
	in Earnings
	Three Months Ended
	March 31,
(In millions)	2015	2014
Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)(1)	$0.8	$2.3
Interest rate and currency swaps (cash flow hedges)(2)	15.1	—
Treasury locks (cash flow hedges)(3)	0.1	0.1
Sub-total cash flow hedges	16.0	2.4
Interest rate swaps (fair value hedges)	0.1	0.5
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	32.0	(3.1)
Total	$48.1	$(0.2)

(1)	Amounts recognized on the foreign currency forward contracts were included in other income, net.
(2)

Amounts recognized on the interest rate and currency swaps included a $17.0 million gain which offset a loss on the remeasurement of the hedged debt, which is included in other income, net and interest expense of $2 million related to the hedge of the interest payments.

(3)	Amounts recognized on the treasury locks were included in interest expense.

Note 12 Fair Value Measurements and Other Financial Instruments

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

The following table details the fair value hierarchy of our financial instruments:

	March 31, 2015
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$120.0	$—	$120.0	$—
Derivative financial instruments net asset (liability):
Foreign currency forward contracts	$(8.9)	$—	$(8.9)	$—
Interest rate and currency swaps	$31.9	$—	$31.9	$—
Cross-currency swaps	$(13.0)	$—	$(13.0)	$—

	December 31, 2014
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$64.7	$—	$64.7	$—
Derivative financial instruments net asset (liability):
Interest rate swaps	$—	$—	$—	$—
Foreign currency forward contracts	$(22.4)	$—	$(22.4)	$—
Interest rate and currency swaps	$17.8	$—	$17.8	$—

Cash Equivalents

Our cash equivalents at March 31, 2015 and December 31, 2014 consisted of commercial paper (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

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

Counterparties to these foreign currency forward contracts are rated at least A- by Standard & Poor’s and Baa2 by Moody’s. Credit ratings on some of our counterparties may change during the term of our financial instruments. We closely monitor our counterparties’ credit ratings and, if necessary, will make any appropriate changes to our financial instruments. The fair value generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date.

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

The table below shows the carrying amounts and estimated fair values of our total debt:

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Term Loan A Facility due July 2017	$249.7	$249.7	$249.7	$249.7
Term Loan A Facility due July 2019	1,106.9	1,106.9	1,129.4	1,129.4
6.50% Senior Notes due December 2020	428.0	476.6	428.1	469.7
8.375% Senior Notes due September 2021	750.0	843.9	750.0	843.3
4.875% Senior Notes due December 2022	425.0	434.0	425.0	423.3
5.25% Senior Notes due April 2023	425.0	445.1	425.0	429.6
5.125% Senior Notes due December 2024	425.0	440.4	425.0	428.5
6.875% Senior Notes due July 2033	448.7	474.8	448.7	462.9
Other foreign loans	87.2	87.1	73.9	73.8
Other domestic loans(1)	2.8	3.2	59.2	59.2
Total debt	$4,348.3	$4,561.7	$4,414.0	$4,569.4

(1)	Includes borrowings denominated in currencies other than U.S. dollars.

As of March 31, 2015, we did not have any non–financial assets and liabilities that were carried at fair value on a recurring basis in the condensed consolidated financial statements or for which a fair value measurement was required. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets and asset retirement obligations.

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

Note 13 Income Taxes

Effective Income Tax Rate and Income Tax Provision

Our effective income tax rate for the three months ended March 31, 2015 was 25.9%. Our effective income tax rate benefited from a favorable earnings mix with earnings in jurisdictions with low tax rates.

Our effective income tax rate for the three months ended March 31, 2014 was 12.6%.  Our effective income tax rate benefited from a favorable earnings mix with earnings in jurisdictions with low tax rates.  In addition, our tax rate benefited from certain favorable discrete items totaling approximately $13 million, including $7 million from a favorable tax settlement and approximately $6 million from the release of reserves related to the statute of limitations and a successful judicial verdict.  The favorable factors were partially offset by the $15 million foreign currency exchange losses related to Venezuelan subsidiaries with no tax benefit and the lapse of various U.S. tax provisions (the “Extenders”), including the research and development credit and certain foreign provisions.

Unrecognized Tax Benefits

  During the three months ended March 31, 2015, we did not make a material change to our unrecognized tax benefits. We have not changed our policy with regard to the reporting of penalties and interest related to unrecognized tax benefits.

Note 14 Commitments and Contingencies

Cryovac Transaction Commitments and Contingencies

Refer to Part II, Item 8, Note 17, “Commitments and Contingencies” to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a description of the Settlement agreement (as defined therein) and related matters.  In the first quarter of 2014 we recorded a gain of $21 million related to the Settlement agreement.

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

Development Grant Matter

On May 25, 2010, one of our Italian subsidiaries received a demand from the Italian Ministry of Economic Development (the “Ministry”) for the total repayment of grant monies paid to two of our former subsidiaries in the amount of €5 million. The grant monies had previously been certified as payable by the Italian authorities and the grant process was finalized and closed in 2006. We acquired the former subsidiaries in September 2001 as part of an acquisition. The substance of the repayment demand is that the former owners of the subsidiaries made fraudulent claims and used fraudulent documents to support their grant application prior to our acquisition. There is no suggestion that we or our Italian subsidiary were directly involved in the grant process, but as purchaser of the two companies, the Ministry is seeking repayment from our Italian subsidiary. Our Italian subsidiary submitted a total denial of liability in regard to this matter on June 30, 2010. A hearing on the merits was held on July 3, 2014 and in mid-September; our subsidiary was advised that the demand for repayment of €10 million was upheld. Accordingly, we recorded a current liability and corresponding charge of $14 million related to this matter in 2014. The liability ($12 million equivalent at March 31, 2015 with accrued interest) is included in other current liabilities on the condensed consolidated balance sheets and the charge is included in selling, general and administrative expenses on the condensed consolidated statements of operations. The charge is treated as a special item and included in Corporate in the “Other” category for segment reporting purposes.  In mid-December, 2014 we learned our application to suspend enforcement of the judgment pending appeal had been declined. A final hearing on the merits is expected to be heard in two to three years.

Note 15 Stockholders’ Equity

Repurchase of Common Stock

On August 9, 2007, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase in the aggregate up to 20 million shares of our outstanding common stock.  This program has no set expiration date.  This program replaced our prior share repurchase program, which we terminated at that time. Refer to Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for further information.

During the three months ended March 31, 2015, we repurchased 1,014,147 shares for approximately $44 million under a share trading plan we entered into with two of our brokers in accordance with Rule 10b5-1 of the Securities Act of 1933, as amended, and pursuant to the share repurchase program previously approved by our Board of Directors. The Company funded the stock repurchase with cash and cash equivalents.

Additionally, in March 2015, the Company entered into an accelerated shares repurchase agreement (“ASR”) with a third-party financial institution to repurchase $25 million of the Company’s common stock.  Under the agreement, the Company paid $25 million to the financial institution and received an initial delivery of 433,181 shares at an aggregate cost of $20 million, with an average price per share of $46.17.  These shares were included in treasury stock in the accompanying condensed consolidated balance sheet at March 31, 2015.  The remaining $5 million was included in additional paid in capital in the accompanying condensed consolidated balance sheets at March 31, 2015.  The ASR agreement will be settled during the second quarter of 2015.  The final number of shares delivered upon settlement of the March 2015 ASR agreement will be determined with reference to the average price of the Company’s common stock over the term of the ASR agreement. These repurchases were also made under the share repurchase program approved by our Board of Directors referenced above.

Dividends

On February 17, 2015, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, or $28 million, which was paid on March 20, 2015 to stockholders of record at the close of business on March 6, 2015.

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

Stock Appreciation Rights (“SARs”)

In connection with the acquisition of Diversey, Sealed Air exchanged Diversey’s cash-settled stock appreciation rights and stock options that were unvested as of May 31, 2011 and unexercised at October 3, 2011 into cash-settled stock appreciation rights based on Sealed Air common stock. At March 31, 2015, all outstanding SARs are fully vested.

Since these SARs are settled in cash, the amount of the related future expense will fluctuate based on the forfeiture activity and the changes in the assumptions used in a Black-Scholes valuation model which includes Sealed Air’s stock price, risk-free interest rates, expected volatility and a dividend yield. In addition, once vested, the related expense will continue to fluctuate due to the changes in the assumptions used in the Black-Scholes valuation model for any SARs that are not exercised until their respective expiration dates, the last of which is currently in March 2021.

We recognized SARs expense of $3 million in the three months ended March 31, 2015 related to SARs that were granted to Diversey employees who remained employees as of March 31, 2015. We recognized SARs expense of $1 million in the three months ended March 31, 2014 related to SARs that were granted to Diversey employees who remained employees as of March 31, 2014. Cash payments due to the exercise of these SARs were $4 million in the three months ended March 31, 2015 and $14 million in the three months ended March 31, 2014. As of March 31, 2015, the remaining liability for these SARs was $19 million and is included in other current liabilities on our condensed consolidated balance sheet.

We did not recognize any SARs-related restructuring expense in the three months ended March 31, 2015 and there was no remaining liability for SARs included in the restructuring programs as of March 31, 2015. We recognized SARs-related restructuring expense of less than $1 million in the three months ended March 31, 2014 that were part of the termination and benefit costs for employees under the IOP.

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

The table below shows our total share-based incentive compensation expense:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Total share-based incentive compensation expense (1)	$18.3	$14.5

(1)

The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock or the expense or income related to SARs and other cash-based awards.  See Stock Appreciation Rights above for further details of SARs.  At March 31, 2015, our other cash-based awards were not material to our condensed consolidated financial positions or results of operations.

Performance Share Units “PSU” Awards

As part of our long term incentive program initially adopted in 2008, during the first 90 days of each year, the Organization and Compensation Committee of our Board of Directors, or Compensation Committee, has approved PSU awards for our executive officers and other selected key executives, which include for each officer or executive a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the performance period. Following the end of the performance period, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. We have accrued $1 million for these dividends in other current liabilities on our condensed consolidated balance sheet as of March 31, 2015 and $2 million as of December 31, 2014.

2015 Three-year PSU Awards

In February 2015, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2015 to December 31, 2017 for the named executives. The Compensation Committee established principal performance goals, which are (i) total shareholder return (TSR), and (ii) 2017 consolidated adjusted EBITDA margin.

The targeted number of shares of common stock that can be earned is 224,760 shares for these 2015 PSU awards. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures.

The expense included in the table above was calculated using a grant date common stock share price of $46.05 per share for the 2017 consolidated adjusted EBITDA margin (this is considered a performance condition) and the Monte Carlo valuation of $59.91 per share for the TSR goal (this is considered a market condition). The expense calculation is based on management’s estimate as of March 31, 2015 of the level of probable achievement of the performance goals and measures, which was determined to be at the target level, or 100% achievement (158,964 shares, net of forfeitures), for the 2017 consolidated adjusted EBITDA margin goal. The TSR portion of the plan is expensed at 100% (65,796 shares, net of forfeitures) of the grant date fair value as required by U.S. GAAP.

Note 16 Accumulated Other Comprehensive Income (Loss)

The following table provides details of comprehensive income (loss) for the three months ended March 31, 2015 and 2014:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Gains (Losses) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss), Net of Taxes
Balance at December 31, 2013	$(146.2)	$(134.4)	$3.2	$(277.4)
Other comprehensive income (loss) before reclassifications	(0.4)	2.4	—	2.0
Less: amounts reclassified from accumulated other comprehensive income (loss)	2.2	—	(1.7)	0.5
Net current period other comprehensive income (loss)	1.8	2.4	(1.7)	2.5
Balance at March 31, 2014	$(144.4)	$(132.0)	$1.5	$(274.9)

Balance at December 31, 2014	$(236.5)	$(382.5)	$5.2	$(613.8)
Other comprehensive income (loss) before reclassifications	14.9	(72.8)	4.6	(53.3)
Less: amounts reclassified from accumulated other comprehensive income (loss)	2.4	—	(10.6)	(8.2)
Net current period other comprehensive income (loss)	17.3	(72.8)	(6.0)	(61.5)
Balance at March 31, 2015	$(219.2)	$(455.3)	$(0.8)	$(675.3)

The following table provides detail of amounts reclassified from accumulated other comprehensive income:

	Three Months Ended
	March 31,
(In millions)	2015 (a)	2014 (a)	Location of Amount Reclassified from AOCI
Defined benefit pension plans and other post- employment benefits:
Prior service costs	$0.2	$0.1	(b)
Actuarial losses	(3.0)	(2.5)	(b)
Settlement/curtailment loss	(0.3)	(0.5)	(b)
Total pre-tax amount	(3.1)	(2.9)
Tax (expense) benefit	0.7	0.7
Net of tax	(2.4)	(2.2)
Net gains (losses) on cash flow hedging derivatives:
Foreign currency forward contracts	0.8	2.3	(c) Other income, net
Interest rate and currency swaps	15.1	—	(c) Interest expense
Treasury locks	0.1	0.1	(c) Interest expense
Total pre-tax amount	16.0	2.4
Tax (expense) benefit	(5.4)	(0.7)
Net of tax	10.6	1.7
Total reclassifications for the period	$8.2	$(0.5)

(a)	Amounts in parenthesis indicate debits to earnings (loss)
(b)	These accumulated other comprehensive components are included in the computation of net periodic benefit costs.
(c)	These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 11, “Derivatives and Hedging Activities” for additional details.

Note 17 Other Income, net

The following table provides details of other income, net:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Interest and dividend income	$3.2	$3.6
Net foreign exchange transaction losses	(0.5)	(2.0)
Bank fee expense	(1.1)	(1.6)
Net gain (loss) on disposals of property and equipment and other	3.3	(0.1)
Other, net	0.5	0.1
Other income, net	$5.4	$—

Note 18 Net Earnings Per Common Share

The following table shows the calculation of basic and diluted net earnings per common share under the two-class method:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2015	2014(1)
Basic Net Earnings Per Common Share:
Numerator
Net earnings available to common stockholders	$97.2	$70.9
Distributed and allocated undistributed net loss to non-vested restricted stockholders	(0.6)	(0.4)
Distributed and allocated undistributed net earnings to common Stockholders	96.6	70.5
Distributed net earnings - dividends paid to common stockholders	(27.3)	(27.7)
Allocation of undistributed net earnings to common Stockholders	$69.3	$42.8
Denominator
Weighted average number of common shares outstanding - basic	208.9	206.7
Basic net earning per common share:
Distributed net earnings to common stockholders	$0.13	$0.13
Allocated undistributed net earnings to common stockholders	0.33	0.21
Basic net earnings per common share:	$0.46	$0.34
Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common Stockholders	$96.6	$70.5
Add: Allocated undistributed net earnings to non-vested restricted Stockholders	0.5	0.3
Less: Undistributed net earnings reallocated to non-vested restricted Stockholders	(0.5)	(0.3)
Net earnings available to common stockholders - diluted	$96.6	$70.5
Denominator
Weighted average number of common shares outstanding - basic	208.9	206.7
Effect of assumed issuance of Settlement agreement shares (2)	—	6.6
Effect of contingently issuable shares	1.2	0.6
Effect of non-vested restricted stock units	1.6	1.2
Weighted average number of common shares outstanding - diluted	211.7	215.1
Diluted net earnings per common share	$0.46	$0.33

(1)

Certain amounts have been revised to reflect the retrospective application of the Company’s change in inventory costing method for certain U.S. inventories to the FIFO method from the LIFO method. See Note 1, “Organization and Basis of Presentation-Changes in Accounting/Retrospective Application” for additional details regarding this accounting policy change.

(2)

For 2014, the shares included above represent the weighted average number of shares from January 1, 2014 through February 3, 2014.  The weighted average number of shares from February 4, 2014 through March 31, 2014 are included in the weighted average number of common shares outstanding-basic since they were issued on February 3, 2014 in connection with the Settlement agreement.

Note 19 Subsequent Events

As described in Note 3, “Divestiture”, on April 1, 2015, we completed the sale of our North American foam trays and absorbent pads business to NOVIPAX, a portfolio company of Atlas Holdings LLC, for gross proceeds of $82 million, subject to purchase price adjustments.  The sale included our manufacturing facilities in Paxinos and Reading, PA, Indianapolis, IN, Rockingham, NC and Grenada, MS.  We expect to recognize a pre-tax gain of approximately $30 million on the sale, subject to purchase price adjustments. Also, in connection with the closing, the Company and NOVIPAX entered into various other agreements, including an Intellectual Property License Agreement, Supply Agreements, a Sublease Agreement, Temporary Occupancy License Agreements and a Transition Service Agreement.

On March 16, 2015, we announced that we will realign our business in Asia, Middle East, Africa and Turkey (AMAT) in order to accelerate growth opportunities in countries across the region.  We will create three clusters to be together referred to as Asia Pacific:

•	Greater China
•	India / Southeast Asia
•	Australia / New Zealand / Japan / Korea

In addition, we will transition the Middle East, Africa and Turkey countries into our existing European regional organization, to be broadly referred to as EMEA, with more details regarding this refined structure to be provided in the near term. The new regional organization is effective starting from April 15, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2014 Form 10-K and our consolidated financial statements and related notes set forth in Item 8 of Part II of our 2014 Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Statements,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.

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

See Note 4, “Segments” for further information.

During the fourth quarter of 2014, we changed the method of valuing our inventories that used the last-in first-out (LIFO) method to the first-in first-out (FIFO) method, so that all of our inventories are now valued at FIFO. Certain amounts have been revised to reflect the retrospective application of this change in inventory costing method for certain U.S. inventories to the FIFO method from the LIFO method. See Note 1, “Organization and Basis of Presentation – Changes in Accounting/Retrospective Application” of the notes to condensed consolidated financial statements for further details surrounding this accounting policy change.

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

Highlights of Financial Performance

Below are the highlights of our financial performance for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,		%
(In millions, except per share amounts)	2015	2014(1)	Change
Net sales	$1,746.4	$1,827.7	-4.4%
Gross profit	$649.6	$639.6	1.6%
As a % of net sales	37.2%	35.0%
Operating profit	$183.6	$153.5	19.6%
As a % of net sales	10.5%	8.4%
Net earnings available to common stockholders	$97.2	$70.9	37.1%
Net earnings per common share – basic	$0.46	$0.34	35.3%
Net earnings per common share – diluted	$0.46	$0.33	39.4%
Weighted average number of common shares outstanding:
Basic	208.9	206.7
Diluted	211.7	215.1
Non-U.S. GAAP Adjusted EBITDA(2)	$284.2	$250.7	13.4%
Non-U.S. GAAP Adjusted EPS	$0.54	$0.33	63.6%

(1)

During the fourth quarter of 2014, we changed the method of valuing our inventories that used the LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO.  We applied this change in accounting principle retrospectively. Accordingly certain previously reported financial information has been revised.  See Note 1, “Organization and Basis of Presentation – Changes in Accounting/Retrospective Application” for additional details regarding this accounting policy change.

(2)	See “Diluted Net Earnings per Common Share” for a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP adjusted EPS.

Diluted Net Earnings per Common Share

The following table presents a reconciliation of our U.S. GAAP EPS to non-U.S. GAAP adjusted EPS.

	Three Months Ended March 31,
	2015		2014
	Net		Net
(In millions, except per share data)	Earnings	EPS	Earnings	EPS(1)
U.S. GAAP net earnings and EPS available to common stockholders (2)	$97.2	$0.46	$70.9	$0.33
Special items(3)	17.4	0.08	(0.4)	$—
Non-U.S. GAAP adjusted net earnings and EPS available to common Stockholders	$114.6	$0.54	$70.5	$0.33
Weighted average number of common shares outstanding – Diluted		211.7		215.1

(1)

During the fourth quarter of 2014, we changed the method of valuing our inventories that used the LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO.  We applied this change in accounting principle retrospectively. Accordingly all previously reported financial information has been revised.  See Note 1, “Organization and Basis of Presentation – Changes in Accounting/Retrospective Application” for additional details regarding this accounting policy change.

(2)	Net earnings per common share are calculated under the two-class method.
(3)	Special items are certain one-time costs/credits that are included in our U.S. GAAP reported results.

For the three months ended March 31, 2015, this amount primarily includes restructuring and other associated costs related to our Fusion, EQIP and IOP programs of $19 million ($16 million, net of taxes), partially offset by a gain from the sale of our facility located in Racine, Wisconsin of approximately $3 million ($2 million, net of taxes).

For the three months ended March 31, 2014, this amount primarily includes foreign currency exchange losses related to Venezuelan subsidiaries of $15 million ($15 million, net of taxes), restructuring and other associated costs related to EQIP and IOP programs of $11 million ($8 million, net of taxes), partially offset by the gain on the Settlement agreement on February 3, 2014 of $21 million ($21 million, net of taxes).   Refer to Note 17, “Commitments and Contingencies” in Part II, Item 8 of our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a description of the Settlement agreement (as defined therein) and related matters.

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Three Months Ended March 31,
	2015		2014
		Effective		Effective
(In millions)	Provision	Tax Rate	Provision(1)	Tax Rate
U.S. GAAP	$34.1	25.9%	$10.2	12.6%
Non-U.S. GAAP	$38.6	25.2%	$18.9	21.1%

(1)

During the fourth quarter of 2014, we changed the method of valuing our inventories that used the LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO.  We applied this change in accounting principle retrospectively. Accordingly all previously reported financial information has been revised.  See Note 1, “Organization and Basis of Presentation – Changes in Accounting/Retrospective Application” for additional details regarding this accounting policy change.

Foreign Currency Translation Impact on Condensed Consolidated Financial Results

Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. Historically, the most significant currencies that have impacted the translation of our condensed consolidated financial results are the euro, the Australian dollar, the Brazilian real, the British pound, the Canadian dollar, the Mexican peso and the Russian ruble.

The following table presents the approximate favorable or (unfavorable) impact foreign currency translation had on some of our condensed consolidated financial results:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Net sales	$(145.7)	$(51.9)
Cost of sales (1)	$89.2	$36.5
Selling, general and administrative expenses	$37.3	$7.6
Net earnings(1)	$(10.8)	$(5.2)
Adjusted EBITDA (1)	$(22.4)	$(8.2)

___________

(1)

During the fourth quarter of 2014, we changed the method of valuing our inventories that used the LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO.  We applied this change in accounting principle retrospectively. Accordingly all previously reported financial information has been revised.  See Note 1, “Organization and Basis of Presentation – Changes in Accounting/Retrospective Application” for additional details regarding this accounting policy change.

Net Sales by Geographic Region

Net sales by geographic region for three months ended March 31, 2015 and 2014 as follows:

	March 31,		%
(In millions)	2015	2014	Change
North America	$737.3	$721.1	2.2%
As a % of net sales	42.2%	39.5%
Europe	507.8	586.2	(13.4)%
As a % of net sales	29.1%	32.1%
Latin America	177.7	187.4	(5.2)%
As a % of net sales	10.2%	10.3%
AMAT(1)	197.0	198.8	(0.9)%
As a % of net sales	11.3%	10.9%
JANZ(2)	126.6	134.2	(5.7)%
As a % of net sales	7.2%	7.3%
Total	$1,746.4	$1,827.7	(4.4)%

(1)	AMAT = Asia, Middle East, Africa and Turkey
(2)	JANZ = Japan, Australia and New Zealand

By geographic region, the components of the increase in net sales for the three months ended March 31, 2015 compared to 2014 were as follows:

(In millions)	North America		Europe		Latin America		AMAT		JANZ		Total
2014 net sales	$721.1		$586.2		$187.4		$198.8		$134.2		$1,827.7

Volume-Units	2.4	0.3%	2.3	0.4%	(9.0)	(4.8)%	4.9	2.5%	5.6	4.2%	6.2	0.3%
Product price/mix	20.3	2.8%	15.2	2.6%	21.4	11.4%	0.8	0.4%	0.5	0.4%	58.2	3.2%
Total constant dollar change (Non-U.S. GAAP)	22.7	3.1%	17.5	3.0%	12.4	6.6%	5.7	2.9%	6.1	4.6%	64.4	3.5%
Foreign currency translation	(6.5)	(0.9)%	(95.9)	(16.4)%	(22.1)	(11.8)%	(7.5)	(3.8)%	(13.7)	(10.2)%	(145.7)	(7.9)%
Total	16.2	2.2%	(78.4)	(13.4)%	(9.7)	(5.2)%	(1.8)	(0.9)%	(7.6)	(5.6)%	(81.3)	(4.4)%

2015 net sales	$737.3		$507.8		$177.7		$197.0		$126.6		$1,746.4

As previously announced, the Company is undergoing a reorganization of its AMAT region.  This reorganization involved transitioning the current AMAT region to an Asia Pacific region and moving the Middle East, Africa and Turkey countries into the Company’s existing European regional organization.  This will take effect beginning in the second quarter of 2015.  See Note 19, “Subsequent Events” for additional details regarding this reorganization.

Net Sales by Segment

The following table presents net sales by our segment reporting structure:

	Three Months Ended
	March 31,		%
(In millions)	2015	2014	Change
Net Sales:
Food Care	$879.8	$904.3	(2.7)%
As a % of Total Company net sales	50.4%	49.5%
Diversey Care	467.9	505.1	(7.4)%
As a % of Total Company net sales	26.8%	27.6%
Product Care	377.1	393.8	(4.2)%
As a % of Total Company net sales	21.6%	21.5%
Total Reportable Segments	1,724.8	1,803.2	(4.3)%
Other	21.6	24.5	(11.8)%
Total Company	$1,746.4	$1,827.7	(4.4)%

Components of Change in Net Sales by Segment

The following tables present the components of change in net sales by our segment reporting structure for the three months ended March 31, 2015 compared with March 31, 2014. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

(In millions)	Food Care		Diversey Care		Product Care		Other		Total Company
2014 Net Sales	$904.3		$505.1		$393.8		$24.5		$1,827.7

Volume – Units	18.3	2.0%	(0.9)	(0.2)%	(9.2)	(2.3)%	(2.0)	(8.2)%	6.2	0.3%
Product price/mix(1)	34.6	3.8%	8.5	1.7%	13.5	3.4%	1.6	6.6%	58.2	3.2%
Total constant dollar change (Non-U.S. GAAP)	52.9	5.8%	7.6	1.5%	4.3	1.1%	(0.4)	(1.6)%	64.4	3.5%
Foreign currency translation	(77.4)	(8.5)%	(44.8)	(8.9)%	(21.0)	(5.3)%	(2.5)	(10.2)%	(145.7)	(7.9)%
Total change (U.S. GAAP)	(24.5)	(2.7)%	(37.2)	(7.4)%	(16.7)	(4.2)%	(2.9)	(11.8)%	(81.3)	(4.4)%

2015 Net Sales	$879.8		$467.9		$377.1		$21.6		$1,746.4

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

Food Care

2015 compared with 2014

The $53 million, or 6%, constant dollar increase in net sales in 2015 compared with 2014 was primarily due to:

●

favorable product price/mix primarily in Latin America of $17 million, or 14%, North America $10 million, or 3%, and Europe $8 million, or 3%, reflecting favorable results from better mix and disciplined pricing from the progression of our pricing and value initiatives implemented to offset currency de-valuation and non-material inflationary costs; and

●	higher unit volumes in Europe of $9 million, or 4%, and JANZ of $6 million, or 6%, due to strong demand for our innovative products, value added solutions and new platforms.

Diversey Care

2015 compared with 2014

The $8 million, or 2%, constant dollar increase in net sales in 2015 compared with 2014 was primarily due to:

●

favorable product price/mix in Latin America of $3 million, or 7%, in AMAT of $2 million, or 2%, and in Europe of $2 million, or 1%, due to increased sales as a result of new customers and strong end market demand, especially in the building service contractor, hospitality and healthcare sectors.

Product Care

2015 compared with 2014

The $4 million, or 1%, constant dollar increase in net sales in 2015 compared with 2014 was primarily due to:

●

favorable product price/mix in most regions, primarily in North America of $9 million, or 4%, and in Europe of $2 million, or 2%, reflecting results from our focus on maintaining pricing disciplines and an increase of sales from high-performance packaging solutions, including cushioning and packaging systems compares to sales from general packaging solutions, and the progression of our pricing and value initiatives implemented to offset increases in raw material costs and non-material inflationary costs as well as currency devaluation.

This was partially offset by:

●	lower unit volumes of $9 million or 2%, across most regions due to rationalization efforts, particularly in Southern Europe and Latin America.

Cost of Sales

Cost of sales for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31,		%
(In millions)	2015	2014	Change
Net sales	$1,746.4	$1,827.7	(4.4)%
Cost of sales	1,096.8	1,188.1	(7.7)%
As a % of net sales	62.8%	65.0%

2015 compared with 2014

Cost of sales was impacted by favorable foreign currency translation of $89 million. On a constant dollar basis, cost of sales decreased $2 million, or less than 1%, primarily due to:

●	the favorable impact of $12 million related to cost synergies, other supply chain efficiencies and lower raw material costs.

offset by

●	inflationary costs of approximately $11 million, primarily related to non-material inflation including salaries, wages and benefit expenses.

We anticipate raw material costs will continue to have a favorable impact on cost of sales in 2015 as compared with 2014; however, we also expect an unfavorable impact on net earnings related to foreign currency.  Our pricing actions could be placed under negative pressure due to declines in raw material costs, and could result in a loss of sales volumes as certain customers may choose to purchase products from our competitors at lower prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2015 and 2014 are included in the table below.

	Three Months Ended
	March 31,		%
(In millions)	2015	2014	Change
Selling, general and administrative expenses	427.1	447.4	(4.5)%
As a % of net sales	24.5%	24.5%

2015 compared with 2014

SG&A expenses were impacted by favorable foreign currency translation of $37 million. On a constant dollar basis, SG&A expenses increased $17 million, or 4%. This increase was primarily due to:

●	higher compensation and benefits expenses of $15 million, primarily reflecting the impact of annual salary increases and inflation
●	higher restructuring associated costs of $4 million
●	higher information system expense of $2 million, primarily due to our ERP software implementations and upgrades

●	higher research and development and customer service expenses of $2 million

These factors were partially offset by the favorable impact of cost synergies of $9 million realized from our restructuring activities.

Amortization Expense of Intangible Assets Acquired

Amortization expense of intangible assets acquired for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31,		%
(In millions)	2015	2014	Change
Amortization expense of intangible assets acquired	22.6	31.2	(27.6)%
As a % of net sales	1.3%	1.7%

Amortization expense of intangibles was impacted by favorable foreign currency translation of $2 million. On a constant dollar basis, amortization expense decreased $7 million, or 22%. This decrease was primarily due to certain license agreements and software which we acquired as part of the Diversey acquisition, which were fully amortized as of September, 2014.

Stock Appreciation Rights Expense

SARs expense for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended
	March 31,		%
(In millions)	2015	2014	Change
Stock appreciation rights expense	2.9	0.5	480.0%
As a % of net sales	0.2%	—%

SARs expense includes the impact of changes in the share price of our common stock. The share price of our common stock increased approximately 7% in 2015 as compared to a decrease of approximately 3% in 2014. See Note 15, “Stockholders’ Equity,” for further details of our SARs program. As of March 31, 2015, we had approximately 500,000 SARs outstanding, all of which are now fully vested.

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

The Company currently estimates that it will incur aggregate costs of approximately $395 million to $405 million in connection with the implementation of this Plan, which compares to previously reported estimates of $275 million to $285 million.  The increase represents our recent decision to build and own the Campus in Charlotte, North Carolina, rather than lease.  The cost of the Charlotte campus is estimated to be approximately $120 million.  The net cash cost of the Plan is now expected to be in the range of $330 million to $340 million. The costs associated with the Plan, the majority of which are expected to be incurred between 2015 and 2017, will primarily consist of (i) a reduction in headcount through reorganization and integration, including severance and termination benefits for employees, expected to be approximately $115 million to $120 million, and (ii) other costs associated with the Plan, primarily relating to the building costs of the Charlotte campus, rationalization, consolidation and relocation of certain portions of our global supply chain and other facilities and offices, expected to be approximately $280 million to $285 million. Included in the total cash costs, the Company anticipates approximately $175 million to $185 million of capital expenditures related to the Plan, including the building of the Charlotte campus, of which the majority is expected to be incurred between 2015 and 2016.

The Plan is currently estimated to generate annualized synergies of approximately $90 million to $100 million by the end of 2018.  Additionally, the Plan is expected to generate cash and benefits of approximately $65 million from the sale of certain assets, state and local incentives in connection with the relocation of the Company’s headquarters and reductions in working capital. We achieved $1 million incremental cost synergies in the three months ended March 31, 2015.  We achieved these synergies in selling, general and administrative expenses primarily in our Food Care and Diversey Care divisions.

Earnings Quality Improvement Program (EQIP)

On May 1, 2013, we commenced with our EQIP, which is an initiative to deliver meaningful cost savings and network optimization. The plan is estimated to generate annualized savings of approximately $90-$110 million by the end of 2016. We achieved $13 million incremental cost synergies in 2015 related to this program compared with 2014. We achieved these synergies in cost of sales ($6 million) and in selling, general and administrative expenses ($7 million), primarily in our Food Care and Diversey Care divisions.

Integration and Optimization Program (IOP)

In December 2011, we initiated a restructuring program associated with the integration of Diversey’s business following our acquisition of Diversey on October 3, 2011. This program is expected to be substantially completed by the end of 2015. We achieved $3 million incremental cost synergies in 2015 related to this program compared with 2014. We achieved these synergies in cost of sales ($2 million) and in selling, general and administrative expenses ($1 million), primarily in our Food Care and Diversey Care divisions.

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

See Note 4, “Segments,” for the reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings and other segment details.

	Three Months Ended
	March 31,
(In millions)	2015	2014(1)
Food Care	$190.5	$159.0
Adjusted EBITDA Margin	21.7%	17.6%
Diversey Care	41.0	44.4
Adjusted EBITDA Margin	8.8%	8.8%
Product Care	75.6	69.1
Adjusted EBITDA Margin	20.0%	17.5%
Total Reportable Segments Adjusted EBITDA	307.1	272.5
Other	(22.9)	(21.8)
Non-U.S. GAAP Total Company Adjusted EBITDA	$284.2	$250.7
Adjusted EBITDA Margin	16.3%	13.7%

(1)

During the fourth quarter of 2014, we changed the method of valuing our inventories that used the LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO.  We applied this change in accounting principle retrospectively. Accordingly all previously reported financial information has been revised.  See Note 1, “Organization and Basis of Presentation – Changes in Accounting/Retrospective Application” for additional details regarding this accounting policy change.

The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment in the three months ended March 31, 2015 as compared with the prior period.

Food Care

2015 compared with 2014

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $15 million. On a constant dollar basis, Adjusted EBITDA increased $47 million, or 29%, in 2015 compared with the same period in 2014 primarily due to the impact of:

●	favorable product/price mix, margin expansion, and manufacturing efficiency improvements of $38 million;
●	cost synergies of $8 million primarily due to EQIP restructuring program; and
●	higher unit volumes of $6 million.

These favorable drivers were partially offset by:

●	an increase in SG&A and other expense of $5 million, primarily due to compensation and benefits expense of $6 million reflecting the impact of annual salary increases and inflation.

Diversey Care

2015 compared with 2014

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $6 million. On a constant dollar basis, Adjusted EBITDA increased $3 million, or 6%, in 2015 compared with the same period in 2014 primarily due to the impact of:

●	cost synergies of $5 million primarily due to EQIP restructuring program.

This favorable driver was partially offset by:

●

an increase in SG&A and other expense of $2 million, primarily due to compensation and benefits expense reflecting the impact of annual salary increases and inflation and higher research and development and customer service expenses.

Product Care

2015 compared with 2014

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $4 million. On a constant dollar basis, Adjusted EBITDA increased $11 million, or 16%, in 2015 compared with the same period in 2014 primarily due to the impact of:

●	impact of favorable product/price mix and manufacturing efficiency improvements of $15 million;
●	cost synergies of $2 million primarily due to EQIP restructuring program.

These favorable drivers were partially offset by:

●	an increase in SG&A and other expense of $4 million, primarily due to compensation and benefits expense reflecting the impact of annual salary increases and inflation.
●	impact of lower unit volumes of $3 million.

Other

2015 compared with 2014

This category’s Adjusted EBITDA loss increased $1 million in 2015 as compared with 2014, primarily due to higher information systems expense in Corporate related to our ERP software implementations and upgrades.

Reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP Net Earnings Available to Common Stockholders

The following table shows a reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP net earnings  available to common stockholders:

	Three Months Ended
	March 31,
(In millions)	2015	2014(1)
Total Company Adjusted EBITDA	$284.2	$250.7
Depreciation and amortization (2)	(73.1)	(82.8)
Special items:
Accelerated depreciation of non-strategic assets related to restructuring programs	0.6	—
Restructuring and other charges(3)	(12.7)	(6.1)
Other restructuring associated costs included in cost of sales and selling general and administrative expenses	(6.4)	(4.6)
Relocation costs included in cost of sales and selling, general and administrative expenses	(2.6)	—
Gain from sale of building in connection with relocation	3.5	—
SARs	(2.9)	(0.5)
Integration related costs	(0.7)	(0.9)
Foreign currency exchange net gain (losses) related to Venezuelan subsidiaries	0.8	(15.0)
Gain from Claims Settlement in 2014 and related costs	—	21.1
Other expense, net	(0.9)	(2.3)
Interest expense	(58.5)	(78.5)
Income tax provision	34.1	10.2
Net earnings available to common stockholders	$97.2	$70.9

(1)

During the fourth quarter of 2014, we changed the method of valuing our inventories that used the LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO.  We applied this change in accounting principle retrospectively. Accordingly all previously reported financial information has been revised. See Note 1, “Organization and Basis of Presentation – Changes in Accounting/Retrospective Application” for additional details regarding this accounting policy change.

(2)	Depreciation and amortization by segment, including share-based incentive compensation, is as follows:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Food Care	$28.5	$32.0
Diversey Care	26.1	32.3
Product Care	10.1	10.6
Total reportable segments	64.7	74.9
Other	8.4	7.9
Total Company depreciation and amortization(1)	$73.1	$82.8

(1)	Includes share-based incentive compensation

(3)Restructuring and other charges by our segment reporting structure were as follows:

	March 31,
(In millions)	2015	2014
Food Care	$6.9	$4.1
Diversey Care	3.2	0.4
Product Care	2.6	1.5
Total reportable segments	12.7	6.0
Other	—	0.1
Total Company restructuring and other charges	$12.7	$6.1

The restructuring and other charges in 2015 and 2014 primarily relate to our previously announced Earnings Quality Improvement Program (EQIP).  See Note 9, “Restructuring and Relocation Activities,” for further discussion.

Interest Expense

Interest expense includes the stated interest rate on our outstanding debt, as well as the net impact of capitalized interest, the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs and credit facility fees, bond discounts, and terminated treasury locks.

Interest expense for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended
	March 31,		2015 vs. 2015
(In millions)	2015	2014	Change
Interest expense on the amount payable for the Settlement agreement(1)	$—	$4.6	$(4.6)
Interest expense on our various debt instruments:
12% Senior Notes due February 2014(2)	—	2.0	(2.0)
Term Loan A due July, 2017(3)	7.2	—	7.2
Term Loan A due July 2019 (October 2016 prior to refinance)(3)	1.1	6.2	(5.1)
Term Loan B due October 2018 (3)	—	6.4	(6.4)
Revolving credit facility due July 2019 (October 2016 prior to refinance)(3)	0.6	2.6	(2.0)
8.125% Senior Notes due September 2019(4)	—	15.6	(15.6)
6.50% Senior Notes due December 2020	7.0	6.6	0.4
8.375% Senior Notes due September 2021	16.0	16.0	—
4.875% Senior Notes due December 2022(4)	5.3	—	5.3
5.25% Senior Notes due April 2023	5.7	5.7	—
5.125% Senior Notes due December 2024(4)	5.6	—	5.6
6.875% Senior Notes due July 2033	7.7	7.7	—
Other interest expense	3.7	6.4	(2.7)
Less: capitalized interest	(1.4)	(1.3)	(0.1)
Total	58.5	$78.5	$(20.0)

(1)

The decline in interest expense in 2015 as compared with 2014 was due to the funding of the cash payment for the Settlement agreement on February 3, 2014. Refer to Note 17, “Commitments and Contingencies” in Part II, Item 8 of our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a description of the Settlement agreement (as defined therein) and related matters.

(2)	We repaid the notes upon maturity on February 14, 2014.
(3)

On July 25, 2014 the Company entered into a second restatement agreement, see Note 11, “Debt and Credit Facilities” in Part II, Item 8 of our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for further information.

(4)	In November 2014, we issued $425 million of 4.875% Senior Notes and $425 million of 5.125% notes and used substantially all of the proceeds to retire the 8.125% Senior Notes due September 2019.

Foreign Currency Exchange (Losses) Gains Related to Venezuelan Subsidiaries

Effective January 1, 2010, Venezuela was designated a highly inflationary economy. The foreign currency exchange gains and losses we recorded in 2015 and 2014 for our Venezuelan subsidiary were the result of the significant changes in the exchange rates used to remeasure our Venezuelan subsidiary’s financial statements at the balance sheet date. We believe these gains and losses are attributable to the unstable foreign currency environment in Venezuela.

Gain from Claims Settlement

Refer to Note 17, “Commitments and Contingencies” in Part II, Item 8 of our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a description of the Settlement agreement (as defined therein) and related matters.  In the first quarter of 2014 we recorded a gain of $21 million related to the Settlement agreement.

Other Income, Net

See Note 17, “Other Income, net,” for the components and discussion of other income, net.

Income Taxes

Our effective income tax rate for the three months ended March 31, 2015 was 25.9%. Our effective income tax rate benefited from a favorable mix with earnings in jurisdictions with low tax rates.

Our effective income tax rate for the three months ended March 31, 2014 was 12.6%.  Our effective income tax rate benefited from a favorable earnings mix with earnings in jurisdictions with low tax rates.  In addition, our rate benefited from certain favorable discrete items totaling approximately $13 million, including $7 million from a favorable tax settlement and approximately $6 million from the release of reserves related to the statute of limitations and a successful judicial verdict.  The favorable factors were partially offset by the $15 million foreign currency exchange losses related to Venezuelan subsidiaries with no tax benefit and the lapse of various U.S. tax provisions (the “Extenders”), including the research and development credit and certain foreign provisions.

Our effective tax rate depends on the realization of our deferred tax assets, net of our valuation allowances. We have deferred tax assets related to other accruals not yet deductible for tax purposes, foreign tax credits, U.S. and foreign net operating loss carry forwards and investment tax allowances, employee benefit items, and other items.

We are negotiating with the IRS to reach a pre-filing agreement with respect to the Grace settlement payment.  The outcome of that negotiation may affect the utilization of certain tax attributes.

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

As of March 31, 2015, we had cash and cash equivalents of $536 million, of which approximately $355 million, or approximately 65%, was located outside of the U.S. As of March 31, 2015, there were certain foreign government regulations restricting transfers on approximately $40 million of the cash located outside of the U.S. As of March 31, 2015, our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that in the near term cash located outside of the U.S. will be needed to satisfy its obligations, dividends and other demands for cash in its U.S. operations.

Cash and Cash Equivalents

The following table summarizes our accumulated cash and cash equivalents:

	March 31,	December 31,
(In millions)	2015	2014
Cash and cash equivalents	$536.3	$322.6

See “Analysis of Historical Cash Flows” below.

Accounts Receivable Securitization Programs

At March 31, 2015, we had $183 million available to us under the programs of which we had no amounts outstanding. At December 31, 2014, we had $192 million available to us under the programs of which we had $36 million outstanding at December 31, 2014. See Note 8, “Accounts Receivable Securitization Programs,” for information concerning these programs.

Lines of Credit

We have a $700 million revolving credit facility. In the first quarter of 2015, we utilized borrowings under this facility and currently have no amounts outstanding at March 31, 2015. There was $23 million outstanding under the revolving credit facility at December 31, 2014.  See Note 10, “Debt and Credit Facilities,” for further details.

There was $85 million and $71 million outstanding under various lines of credit extended to our international subsidiaries at March 31, 2015 and December 31, 2014, respectively. See Note 10, “Debt and Credit Facilities,” for further details.

Covenants

At March 31, 2015, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 10, “Debt and Credit Facilities.”

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

Outstanding Indebtedness

At March 31, 2015 and December 31, 2014, our total debt outstanding consisted of the amounts set forth in the following table.

	March 31,	December 31,
(In millions)	2015	2014
Short-term borrowings	$85.2	$130.4
Current portion of long-term debt	1.3	1.1
Total current debt	86.5	131.5
Total long-term debt, less current portion	4,261.8	4,282.5
Total debt	$4,348.3	$4,414.0

See Note 10, “Debt and Credit Facilities,” for further details.

Analysis of Historical Cash Flow

The following table shows the changes in our consolidated cash flows in the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
(In millions)	2015	2014
Net cash provided by (used in) operating activities	$319.0	$(932.5)
Net cash (used in) investing activities	(3.9)	(27.0)
Net cash (used in) provided by financing activities	(142.2)	372.0

Net Cash Provided by (Used in) Operating Activities

Three Months Ended March 31, 2015

Net cash provided by operating activities of $319 million in 2015 was primarily attributable to:

●	$235 million tax refund related to the Settlement agreement payment;
●

$100 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for depreciation and amortization and share-based incentive compensation expenses;  and

●	$97 million of net earnings.

These were offset by:

●

A net cash use of $113 million in changes in operating assets and liabilities, primarily in other liabilities, and to a lesser extent, other assets, net.  This activity primarily reflects the timing of certain annual incentive compensation payments.

Three Months Ended March 31, 2014

Net cash used in operating activities of $933 million in the first quarter of 2014was primarily attributable to:

●	$930 million used to fund the cash portion of the Settlement agreement; and
●

A net cash use of $151 million in changes in operating assets and liabilities, primarily in inventories, accounts payable, other liabilities and to a lesser extent, trade receivables, net.  This activity reflects the timing of inventory purchases and the related payments of cash along with the timing of certain annual incentive compensation payments and interest payments and the seasonality of sales and collections.

These were offset by:

●	$71 million of net earnings;
●

$77 million of adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for depreciation and amortization, share-based incentive compensation expenses, gain from Claims Settlement and profit sharing expense.

Net Cash Used in Investing Activities

Three Months Ended March 31, 2015

Net cash used in investing activities in 2015 of $4 million primarily consisted of capital expenditures of $21 million related to capacity expansions to support growth in net sales and $9 million related to a business acquisition.  These were partially offset by $24 million proceeds from the sale of our facility located in Racine, Wisconsin.  See Note 9, “Restructuring and Relocation Activities” for further discussion on the sale of the Racine facility. Capital expenditures related to our restructuring programs were $2 million in 2015.

Three Months Ended March 31, 2014

Net cash used in investing activities of $27 million in the first quarter of 2014 primarily consisted of capital expenditures of $28 million related to capacity expansions to support growth in net sales. Capital expenditure related to our restructuring programs was $3 million in the first quarter of 2014.

Net Cash (Used in) Provided by Financing Activities

Three Months Ended March 31, 2015

Net cash used in financing activities of $142 million in the first quarter of 2015 was primarily due to the following:

●	Repurchases of common stock of $69 million;
●	repayment of $36 million under our accounts receivable securitization program;
●	repayments of $23 million under our revolving credit facility; and
●	payments of quarterly dividends of $28 million.

These factors were partially offset by:

●	increases in short-term borrowings of $18 million.

Three Months Ended March 31, 2014

Net cash provided by financing activities of $372 million in the first quarter of 2014 was primarily due to the following:

●	net proceeds of $385 million from borrowing under our revolving credit facility; and
●	proceeds of $217 million from borrowings under our accounts receivable securitization programs;

partially offset by

●	repayments of $150 million on 12% Senior Notes;
●	repayments of $50 million on Term Loan A; and
●	payment of $28 million of quarterly dividends.

Free Cash Flow

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We typically generate the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
(In millions)	2015	2014	Change
Cash flow provided by (used in) operating activities	$319.0	$(932.5)	$1,251.5
Capital expenditures	(20.7)	(28.4)	7.7
Free cash flow(1)	$298.3	$(960.9)	$1,259.2

(1)

Free cash flow was $63 million in 2015 excluding the tax refund received of $235 million in connection with the Settlement agreement. Free cash flow was $(31) million in 2014 excluding the payment of the Settlement agreement of $930 million.

Changes in Working Capital

	March 31,	December 31,
(In millions)	2015	2014	Change
Working capital (current assets less current liabilities)	$1,082.4	$990.2	$92.2
Current ratio (current assets divided by current liabilities)	1.7 x	1.6 x
Quick ratio (current assets, less inventories divided by current liabilities)	1.2 x	1.2 x

The $92 million, or 9%, increase in working capital in the three months ended March 31, 2015 was primarily due to cash flow from operations, primarily due to earnings and changes in accounts receivable, inventory and accounts payable. In addition, other current liabilities decreased by $37 million related to our 2014 profit sharing plan contribution.

Changes in Stockholders’ Equity

The $13 million, or 1%, decrease in stockholders’ equity in 2015 compared with 2014 was primarily due to:

●	cumulative translation adjustment of $73 million;
●

a net increase in treasury stock of $44 million primarily due to the repurchase of common stock into treasury stock of $64 million, partially offset by the transfer of common stock from treasury stock of $27 million related to our 2014 profit sharing plan contribution made in the first quarter of 2015; and

●	dividends paid and accrued on our common stock of $28 million; and
●	unrealized losses on derivative instruments of $6 million.

partially offset by:

●	net earnings of $97 million;
●	increase of $23 million in additional paid in capital due primarily to share-based incentive compensation; and
●	a net decrease in unrecognized pension items of $17 million.

The Company repurchased approximately 1.4 million shares of its common stock in the three months ended March 31, 2015 for $64 million at an average price of $44.38 per share.  This includes 433,181 shares purchased under an accelerated share repurchase program for $20 million at an average price of $46.17 per share. See Note 15, “Stockholders’ Equity,” for further details.

Derivative Financial Instruments

Interest Rate Swaps

The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.

Interest Rate and Currency Swaps

The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” under the caption “Interest Rate and Currency Swaps” is incorporated herein by reference.

Net Investment Hedge

The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” under the caption “Net Investment Hedge” is incorporated herein by reference.

Foreign Currency Forward Contracts

At March 31, 2015, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.

The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” under the caption “Foreign Currency Forward Contracts” is incorporated herein by reference. For further discussion about these contracts and other financial instruments, see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements

We are subject to numerous recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 2, “Recently Issued Accounting Standards,” which is contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes these new accounting standards and is incorporated herein by reference.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2014 Annual Report on Form 10-K.  For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2014 Annual Report on Form 10-K, which information is incorporated herein by reference.

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

At March 31, 2015, we had no outstanding interest rate collars or options.

The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.

See Note 12, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $112 million in the fair value of the total debt balance at March 31, 2015. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

Foreign Exchange Rates

Operations

As a large global organization, we face exposure to changes in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact our condensed consolidated financial condition and results of operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above for the impacts foreign currency translation had on our operations.

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

During 2014, we evaluated which legal mechanisms were available to each Venezuelan subsidiary to access U.S. dollars and also estimated the excess cash position over the next 18 months. We concluded that as of December 31, 2014 the excess cash position for our Venezuelan subsidiaries would be re-measured at the SICAD 2 rate, which was 49.9883 at December 31, 2014, since that would be the only mechanism available to access U.S. dollars to be able to make a dividend payment. For the remaining bolivar-denominated cash balances and all other bolivar-denominated monetary assets and liabilities, we determined that since we still had access to and were receiving U.S. dollars via the CENCOEX official rate of 6.3 we continued to remeasure these items at that rate as of December 31, 2014. For any U.S. dollar denominated monetary asset or liability such amounts do not get re-measured at month-end since it is already an asset or liability denominated in U.S. dollars. However, such amounts were considered and included in the excess cash analysis and an evaluation of the applicable exchange mechanism such amounts could be obtained or settled at was considered. As a result of this evaluation, the Company reported a remeasurement loss of $20 million in 2014 of which $15 million was recorded in the first quarter of 2014.

In February 2015, the Venezuelan government announced a new foreign exchange platform called the Marginal Currency System or SIMADI.  The SIMADI basically replaced the SICAD 2 rate as noted above and such rate is close to the black market rate in Venezuela.  When this market opened on February 12, 2015 the rate was 170.0390 and then at March 31, 2015 it was 192.9537.  The SICAD 1 and the SICAD 2 were merged into the SICAD.  The opening rate was 12 for the SICAD. In addition, the CENCOEX will continue and provide preferential treatment for certain import operations such as food and medicines.

Since these changes were announced by the Venezuelan government, the new SIMADI market has had very little activity and companies have not been able to access this market to obtain U.S. dollars.  In addition, the SICAD rate which is established via auctions has had no auctions held since October 2014.  In addition, the specifics of which transactions are covered under this mechanism have been unclear.

Therefore, there are now 3 legal mechanisms at this time to exchange Bolívars for US dollars:

●	CENCOEX at the official rate of 6.3
●	SICAD auction process at the awarded exchange rate (opening rate at 12)
●	SIMADI at the negotiated rate (rate of 192.9537 at March 31, 2015)

During the three months ended March 31, 2015, we evaluated which legal mechanisms were available to each Venezuelan subsidiary to access U.S. dollars and also estimated the excess cash position over the next 18 months. We concluded that as of March 31, 2015 the excess cash position for our Venezuelan subsidiaries would be re-measured at the SIMADI rate, which was 192.9537 at March 31, 2015, since the SICAD 2 rate which was 49.9883 at December 31, 2014 no longer existed at March 31, 2015.  The SIMADI is expected to be the mechanism available to access US dollars to be able to make a dividend payment pending any further clarity by the government related to the SICAD.   For the remaining Bolívar cash balance and all other Bolívar denominated monetary assets and liabilities, the Company determined that it would continue to re-measure these items at the CENCOEX official rate of 6.3.  In 2014, the Company had access to and was receiving US dollars via the CENCOEX official rate of 6.3.  However, due to the various changes in the exchange markets during the first quarter of 2015 and the lack of access and payments to Sealed Air and many companies in Venezuela, we stayed consistent with the process in December 2014 until further activity and availability in the markets becomes known.  For any U.S. dollar denominated monetary asset or liability such amounts do not get re-measured at month-end since it is already an asset or liability denominated in U.S. dollars. However, such amounts were considered and included in the excess cash analysis and an evaluation of the applicable exchange mechanism such amounts could be obtained or settled at was considered. As a result of this evaluation, the Company reported a remeasurement net gain of $0.8 million as of March 31, 2015.  We will continue to evaluate each reporting period the appropriate exchange rate to re-measure our financial statements based on the facts and circumstances at that time.

For the three months ended March 31, 2015, about 1% of our consolidated net sales and operating income were derived from our businesses in Venezuela. As of March 31, 2015, we had net assets of $37 million in Venezuela, which primarily consisted of cash and cash equivalents of $24 million. Also, as of March 31, 2015, our Venezuelan subsidiaries had a negative cumulative translation adjustment balance of $46 million.

The ongoing impact of the recent announcements and our ability to restore net sales and profit to levels achieved prior to the recent devaluations will be impacted by several factors. These include our ability to access the various legal mechanisms to exchange bolivars for U.S. dollars including the new SIMADI platform, any potential future devaluation of the exchange rates, any further Venezuelan government price or exchange controls, economic conditions and the availability of raw materials and utilities. In addition, depending on the future availability of U.S. dollars at the CENCOEX rate, our local U.S. dollar needs, our overall repatriation plans, including our ability to obtain government approval for the payment of dividends, which has been limited in recent years, the creditworthiness of the local depository institutions and other creditors and our ability to collect amounts due from customers and the government, including VAT receivables, we may have exposure for our local monetary assets. We continue to evaluate the impact these recent changes will have on our condensed consolidated financial statements, which could be material.

Argentina

Recent economic events in Argentina, including the default on some of its international debt obligations, have exposed us to heightened levels of foreign currency exchange risks. However, as of March 31, 2015, we do not anticipate these events will have a material impact to our 2015 outlook discussed above. For the three months ended March 31, 2015, about 2% of our consolidated net sales and operating income were derived from our businesses in Argentina. As of March 31, 2015, we had net assets of $22 million (including $1 million of cash and cash equivalents) in Argentina. Also, as of March 31, 2015, our Argentina subsidiaries had a negative cumulative translation adjustment balance of $30 million.

Russia

The U.S. and the European Union (EU) have recently imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities. Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products.  These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however they may limit the amount of future business the Company does with customers involved in activities in Russia.  As of March 31, 2015, approximately 1% of our consolidated net sales were derived from products sold into Russia.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at March 31, 2015 would have caused us to pay approximately $85 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

Our foreign currency forward contracts are described in Note 11, “Derivatives and Hedging Activities,” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference.

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to changes in foreign exchange rates and interest rate and currency swaps related to certain financing transactions. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At March 31, 2015, we had no foreign exchange options outstanding.

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

Net Investment Hedge

In March 2015, we entered into a series of cross currency swaps with a combined notional amount of $425 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates.  For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, settlements and changes in fair values of the derivative instruments are recognized in currency translation adjustment, a component of accumulated other comprehensive loss, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in other income, net on the condensed consolidated statements of operations.

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $489 million at March 31, 2015 and $500 million at December 31, 2014.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $2 million for both the three months ended March 31, 2015 and 2014. The allowance for doubtful accounts was $27 million at March 31, 2015 and $29 million at December 31, 2014.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are currently engaged in a phased implementation and upgrade of enterprise resource planning software in certain regions, which will bring all regions on to common software over the next few years.  The implementation is being performed in the ordinary course of business to improve efficiency through the use of common software.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 13, “Commitments and Contingencies,” which is incorporated herein by reference.  See also Part I, Item 3, “Legal Proceedings,” of our 2014 Annual Report on Form 10-K, as subsequently updated by our Quarterly Reports on Form 10-Q, as well as the information incorporated by reference in that item.

We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our condensed consolidated financial condition or results of operations.

Item 1A. Risk Factors.

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) In March 2015, we transferred 787,463 shares of our common stock, par value $0.10 per share, to our profit sharing plan as part of our 2014 contribution to the plan.  The issuance of such shares to the plan was not registered under the Securities Act of 1933, as amended, because such transaction did not involve an “offer” or “sale” of securities under Section 2(a)(3) of the Securities Act.

(c) Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended March 31, 2015, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

			Total Number of	Maximum Number of
			Share Purchased as	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	Paid Per Share	Programs	Plans or Programs
	(a)	(b)	(c)
Balance as of December 31, 2014				10,118,710
January 1, 2015 through January 31, 2015	383,800	$41.37	380,737	9,737,973
February 1, 2015 through February 28, 2015	186,710	42.33	184,210	9,553,763
March 1, 2015 through March 31, 2015	1,052,257	46.11	882,381	8,671,382
Total	1,622,767	$44.38	1,447,328	8,671,382

(1)

We acquired shares by means of (a) share trading plans we entered into with our brokers in accordance with Rule 10b5-1 of the Securities Act of 1933, as amended, and pursuant to our publicly announced program (described below), (b) an accelerated share repurchase program we entered into during the quarter, (c) shares withheld from awards under our Omnibus Incentive Plan (the successor plan to our 2005 Contingent Stock Plan) pursuant to the provision thereof that permits minimum tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (d) shares reacquired pursuant to the forfeiture provision of our Omnibus Incentive Plan. We report price calculations in column (c) in the table above only for shares purchased as part of our publicly announced program, when applicable, including commissions. For shares withheld for minimum tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the Omnibus Incentive Plan as those shares are simply forfeited.

	Shares withheld	Average withholding	Forfeitures under
	for tax obligations	price for shares	Omnibus Incentive
Period	and charges	in column “a”	Plan	Total
	(a)	(b)	(c)	(d)
January 1, 2015 through January 31, 2015	—	$—	3,063	3,063
February 1, 2015 through February 28, 2015	—	—	2,500	2,500
March 1, 2015 through March 31, 2015	150,163	46.02	19,713	169,876
Total	150,163		25,276	175,439

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

31.1	Certification of Jerome A. Peribere pursuant to Rule 13a-14(a), dated May 5, 2015.
31.2	Certification of Carol P. Lowe pursuant to Rule 13a-14(a), dated May 5, 2015.
32	Certification of Jerome A. Peribere and Carol P. Lowe, pursuant to 18 U.S.C. § 1350, dated May 5, 2015.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: May 5, 2015	By:	/s/ William G. Stiehl
William G. Stiehl
Chief Accounting Officer and Controller