Form 10-Q
period 2015-06-30
SEALED AIR CORP/DE
filed 2015-08-04
CIK 1012100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 205,842,170 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of July 31, 2015.

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

We also present our adjusted income tax rate or provision (“Core Tax Rate”). The Core Tax Rate is a Non-U.S. GAAP measure of our U.S. GAAP effective tax rate, adjusted to exclude the tax impact from the special items that are excluded from our Adjusted Net Earnings and Adjusted EPS metrics as well as expense or benefit from any special taxes or tax benefits. The Core Tax Rate is an indicator of the taxes on our core business. The tax situation and effective tax rate in the specific countries where the excluded or special items occur will determine the impact (positive or negative) to the Core Tax Rate.

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

We also exclude the impact of divestitures when comparing results to prior periods.  Changes in operating results excluding the impact of divestitures are non-U.S. GAAP financial measures; however, we feel it is important to exclude the impact of divestitures on year-over-year results in order to evaluate performance on a more comparable basis.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share data)	June 30, 2015 (unaudited)	December 31, 2014 (1)
ASSETS
Current assets:
Cash and cash equivalents	$569.2	$322.6
Trade receivables, net of allowance for doubtful accounts of $27.3 in 2015 and $28.8 in 2014	1,040.9	1,002.2
Income tax receivables	44.0	277.0
Other receivables	139.4	127.0
Inventories	765.2	695.3
Deferred taxes	92.2	105.6
Assets held for sale	5.8	69.3
Prepaid expenses and other current assets	88.3	122.1
Total current assets	2,745.0	2,721.1
Property and equipment, net	928.4	970.6
Goodwill	2,959.7	2,998.6
Intangible assets, net	832.4	872.2
Non-current deferred taxes	120.4	105.9
Other non-current assets	369.5	373.3
Total assets	$7,955.4	$8,041.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$92.7	$130.4
Current portion of long-term debt	1.6	1.1
Accounts payable	733.3	638.7
Deferred taxes	7.7	4.8
Liabilities held for sale	—	6.1
Accrued restructuring costs	55.4	55.8
Other current liabilities	763.3	894.0
Total current liabilities	1,654.0	1,730.9
Long-term debt, less current portion	4,369.0	4,282.5
Non-current deferred taxes	156.3	161.5
Other non-current liabilities	701.4	704.0
Total liabilities	6,880.7	6,878.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2015 and 2014	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 225,687,281 in 2015 and 224,683,653 in 2014; shares outstanding: 208,931,639 in 2015 and 210,531,894 in 2014	22.6	22.5
Additional paid-in capital	1,829.8	1,787.0
Retained earnings	517.9	448.5
Common stock in treasury, 16,755,642 shares in 2015 and 14,151,759 shares in 2014	(611.5)	(481.4)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(220.9)	(236.5)
Cumulative translation adjustment	(448.8)	(382.5)
Unrealized net (loss) gains on derivative instruments for net investment hedge	(19.3)	—
Unrealized net (loss) gains on derivative instruments for cash flow hedge	4.9	5.2
Total accumulated other comprehensive loss, net of taxes	(684.1)	(613.8)
Total stockholders’ equity	1,074.7	1,162.8
Total liabilities and stockholders’ equity	$7,955.4	$8,041.7

See accompanying notes to condensed consolidated financial statements.

(1)

During the second quarter of 2015, we completed the sale of our North American foam trays and absorbent pads business.  During the first quarter of 2015, the assets and liabilities met the criteria of held for sale classification. Accordingly, we reclassified $42 million of assets and $6 million of liabilities as held for sale as of December 31, 2014. Refer to Note 3, “Divestitures and Acquisitions” of the notes to condensed consolidated financial statements for further details.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, (unaudited)		June 30, (unaudited)
(In millions, except share data)	2015	2014	2015	2014
Net sales	$1,785.0	$1,973.6	$3,531.4	$3,801.3
Cost of sales	1,121.2	1,294.0	2,218.0	2,482.1
Gross profit	663.8	679.6	1,313.4	1,319.2
Selling, general and administrative expenses	415.3	460.7	843.1	909.0
Amortization expense of intangible assets acquired	23.0	31.2	45.6	62.4
Stock appreciation rights expense	1.6	1.7	4.5	2.2
Restructuring and other charges	16.9	14.1	29.6	20.2
Operating profit	207.0	171.9	390.6	325.4
Interest expense	(59.0)	(73.9)	(117.5)	(152.4)
Foreign currency exchange (loss) gain related to Venezuelan subsidiaries	(30.5)	0.2	(29.7)	(14.8)
Gain from Claims Settlement	—	—	—	21.1
Loss on debt redemption and refinancing activities	(110.8)	(0.4)	(111.3)	(0.8)
Gain on sale of business	29.2	—	29.2	—
Other income (expense) , net	7.0	(4.8)	12.9	(4.4)
Earnings before income tax provision	42.9	93.0	174.2	174.1
Income tax provision	14.8	32.9	48.9	43.1
Net earnings available to common stockholders	$28.1	$60.1	$125.3	$131.0
Net earnings per common share:
Basic	$0.13	$0.28	$0.60	$0.62
Diluted	$0.13	$0.28	$0.59	$0.61
Dividends per common share	$0.13	$0.13	$0.26	$0.26
Weighted average number of common shares outstanding:
Basic	208.5	213.5	208.7	210.1
Diluted	211.3	215.5	211.5	215.4

See accompanying notes to condensed consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Month Ended		Six Month Ended
	June 30, (unaudited)		June 30, (unaudited)
(In millions)	2015	2014	2015	2014
Net earnings available to common stockholders	$28.1	$60.1	$125.3	$131.0
Other comprehensive (loss) income, net of taxes:
Recognition of deferred pension items, net of taxes of $2.0 for the three months ended June 30, 2015, $(0.3) for the three months ended June 30, 2014, $(3.2) for the six months ended June 30, 2015 and zero for the six months ended June 30, 2014	(1.7)	0.6	15.6	2.4
Unrealized losses on derivative instruments for net investment hedge, net of taxes of $5.8 for the three months ended June 30, 2015 and $10.8 for the six months ended June 30, 2015	(11.3)	—	(19.3)	—
Unrealized losses on derivative instruments for cashflow hedge, net of taxes of $(0.1) for the three months ended June 30, 2015, $0.4 for the three months ended June 30, 2014, zero for the six months ended June 30, 2015 and $1.2 for the six months ended June 30, 2014	(2.3)	(1.7)	(0.3)	(3.4)
Foreign currency translation adjustments	6.5	20.7	(66.3)	23.1
Other comprehensive (loss) income, net of taxes	(8.8)	19.6	(70.3)	22.1
Comprehensive income, net of taxes	$19.3	$79.7	$55.0	$153.1

See accompanying notes to condensed consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, (unaudited)
(In millions)	2015	2014
Net earnings available to common stockholders	$125.3	$131.0
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	109.2	138.1
Share-based incentive compensation	33.2	26.4
Profit sharing expense	19.3	19.1
Amortization of senior debt related items and other	1.3	4.1
Loss on debt redemption and refinancing activities	111.3	0.8
Impairment on equity method investment	—	5.9
Asset impairment	—	4.2
Provisions for bad debt	2.3	3.6
Provisions for inventory obsolescence	1.4	5.7
Gain from Claims Settlement	—	(21.1)
Deferred taxes, net	4.3	6.3
Net (gain) loss on disposals of property and equipment and other	(3.6)	0.2
Gain on sale of business	(29.2)	—
Remeasurement loss related to Venezuelan subsidiaries	29.7	14.8
Foreign currency (gains)	(3.4)	(0.3)
Other non-cash items	1.2	(4.5)
Changes in operating assets and liabilities:
Trade receivables, net	(47.9)	(56.1)
Inventories	(99.1)	(97.8)
Other assets	(50.4)	(25.0)
Accounts payable	101.8	69.0
Settlement agreement and related items	235.2	(929.7)
Other liabilities	(78.5)	(50.5)
Net cash provided by (used in) operating activities	463.4	(755.8)
Cash flows from investing activities:
Capital expenditures	(57.6)	(55.1)
Proceeds from sale of business	75.6	—
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	(8.5)	—
Proceeds from sales of property, equipment and other assets	26.4	1.2
Settlement of foreign currency forward contracts	36.9	5.8
Net cash (used in) provided by investing activities	72.8	(48.1)
Cash flows from financing activities:
Net proceeds from borrowings	68.6	362.2
Dividends paid on common stock	(54.8)	(56.0)
Acquisition of common stock for tax withholding obligations under our Omnibus stock plan and 2005 Contingent Stock Plan	(7.4)	(2.8)
Repurchases of common stock	(149.7)	(130.0)
Payments for debt extinguishment costs	(108.3)	—
Other financing activities	(0.1)	0.1
Net cash provided by (used in) financing activities	(251.7)	173.5
Effect of foreign currency exchange rate changes on cash and cash equivalents	(37.9)	(5.5)
Balance, beginning of period	322.6	992.4
Net change during the period	246.6	(635.9)
Balance, end of period	$569.2	$356.5
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$131.4	$563.1
Income tax payments	$52.8	$41.2
Stock appreciation rights payments (less amounts included in restructuring payments)	$18.3	$17.0
Restructuring payments including associated costs	$45.2	$49.9
Non-cash items:
Transfers of shares of our common stock from treasury for our 2014 and 2013 profit-sharing plan contributions	$36.7	$33.2
Transfer of shares of our common stock as part of the funding of the Settlement agreement	$—	$1.8

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

Basis of Presentation

Our condensed consolidated financial statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our condensed consolidated balance sheet as of June 30, 2015 and our condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 have been made. The results set forth in our condensed consolidated statements of operations for the six months ended June 30, 2015 and in our condensed consolidated statements of cash flows for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our condensed consolidated financial condition, results of operations or cash flows.

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

During the first quarter of 2015, we entered into an asset purchase agreement with NOVIPAX, a portfolio company of Atlas Holdings LLC, to sell our North American foam trays and absorbent pads business. During the three months ended March 31, 2015, the North American foam trays and absorbent pads business met the held for sale criteria and was classified as such in all periods presented in our condensed consolidated balance sheets.  As a result, all applicable balances in prior periods have been reclassified to held for sale.  Refer to Note 3, “Divestitures and Acquisitions” of the notes to condensed consolidated financial statements for further details.

As of April 15, 2015, we realigned our regional organization. There was no change to our previously reported Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders’ Equity or Consolidated Statements of Cash Flows due to our change in regional organization.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details on the realignment.

For the three months ended March 31, 2015, and six months ended June 30, 2014, certain amounts related to foreign currency gains and losses, including the remeasurement loss related to Venezuelan subsidiaries in 2014, and the settlement of foreign currency forward contracts were misclassified on the Condensed Consolidated Statement of Cash Flows.  The reclassification of these items in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015 resulted in an increase in cash provided by operating activities of $4.8 million, an increase in cash flows from investing activities of $31.3 million, and a decrease in the effect of foreign currency exchange rate changes on cash and cash equivalents of $36.1 million. For the six months ended June 30, 2014, these reclassifications resulted in an increase to cash provided by operating activities of $6.7 million, a decrease to cash used in investing activities of $5.8 million, and a decrease in the effect of foreign currency exchange rate changes on cash of $12.5 million.

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

Impact of Inflation and Currency Fluctuation

Venezuela

Economic and political events in Venezuela have continued to expose us to heightened levels of foreign currency exchange risk.  Accordingly, Venezuela has been designated a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the bolivar fuerte as the functional currency for our subsidiaries in Venezuela. All bolivar-denominated monetary assets and liabilities are re-measured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in foreign currency exchange gains and losses related to our Venezuelan subsidiaries on the condensed consolidated statements of operations.

Based on changes to the Venezuelan currency exchange rate mechanisms, in the first quarter of 2014, we changed the exchange rate we used to re-measure our Venezuelan subsidiaries’ financial statements into U.S. dollars.  As a result, as of June 30, 2014 our excess cash position in our Venezuelan subsidiaries was re-measured at the SICAD 2 rate resulting in a $15 million loss for the six months ended June 30, 2014.

In February 2015, the Venezuelan government announced a new foreign exchange platform called the Marginal Currency System or SIMADI.  The SIMADI basically replaced the SICAD 2 rate as noted above and such rate was close to the black market rate in Venezuela.  When this market opened on February 12, 2015 the rate was 170.0390 and then at June 30, 2015 it was 197.2980.  The SICAD 1 and the SICAD 2 were merged into the SICAD.  The opening rate was 12 for the SICAD and at June 30, 2015 it was 12.80. In addition, the CENCOEX will continue and provide preferential treatment for certain import operations such as food and medicines.

Since these changes were announced by the Venezuelan government, the new SIMADI market has had very little activity and companies have not been able to access this market to obtain U.S. dollars.  In addition, the SICAD rate which is established via auctions has had no auctions held since October 2014.  However, in June 2015 an auction was held for the automotive parts and school supplies industries.

Therefore, there are now three legal mechanisms at this time to exchange Bolívars for US dollars:

●	CENCOEX at the official rate of 6.3
●	SICAD auction process at the awarded exchange rate (opening rate at 12 and at June 30, 2015 it was 12.80)
●	SIMADI at the negotiated rate (rate of 197.2980 at June 30, 2015)

At June 30, 2015, we evaluated which legal mechanisms were available to our Venezuelan subsidiaries to access U.S. dollars.  As of June 30, 2015, we have concluded that we will use the June 30, 2015 SIMADI rate of 197.2980 to remeasure our Bolivar denominated monetary assets and liabilities since it is our only legally available option and our intent on a go-forward basis to utilize this market to settle any future transactions based on the current facts and circumstances.  During 2015, the Company did not receive U.S. dollars via the CENCOEX official rate of 6.3.  We expect that we will only have limited access to the CENCOEX market to settle certain past transactions.  However, if the option becomes available to us to use the CENCOEX in the future, the Company will consider this further.  In addition, there have been no SICAD auctions for the food industry as of June 30, 2015 so we have not been able to access this market.  During 2015, we have only been able to access the SIMADI market and during the second quarter of 2015 only received small amounts of U.S. dollars.  For any U.S. dollar denominated monetary asset or liability, such amounts do not get remeasured at month-end since it is already an asset or liability denominated in U.S. dollars.  As a result of this evaluation, the Company reported a remeasurement loss of $29.7 million for the six months ended June 30, 2015 and $30.5 million for the three months ended June 30, 2015.  We will continue to evaluate each reporting period the appropriate exchange rate to remeasure our financial statements based on the facts and circumstances at that time.

For the three months and six months ended June 30, 2015, about 1% of our consolidated net sales and operating income were derived from our businesses in Venezuela. As of June 30, 2015, we had net assets of $9 million in Venezuela, which primarily consisted of cash and cash equivalents of $2 million. Also, as of June 30, 2015, our Venezuelan subsidiaries had a negative cumulative translation adjustment balance of $46 million.

Note 2 Recently Issued Accounting Standards

In June 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2015-10, “Technical Corrections and Improvements.”  This ASU corrects for differences between original guidance and the Accounting Standards Codification (“ASC”) and makes minor improvements affecting several topics. We are currently in the process of evaluating this standard, but do not expect its adoption to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”).  This ASU will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement.  It provides guidance about whether a cloud computing arrangement includes a software license.  The amendments in ASU 2015-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  An entity can elect to adopt either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We are currently in the process of evaluating this new standard update.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). Previous revenue recognition guidance in U.S. GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principal, five steps are required to be applied. In addition, ASU 2014-09 expands and enhances disclosure requirements which require disclosing sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This includes both qualitative and quantitative information. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. On April 29, 2015 the FASB issued an exposure draft of a proposed ASU that would delay by one year the effective date of ASU 2014-09 and allow early adoption as of the original public entity effective date.  At the FASB’s July 9, 2015 meeting, the Board affirmed its proposal to defer the effective date by one year.  Therefore, this will be effective for annual reporting periods beginning after December 15, 2017.  We will also have to apply this new standard to interim reporting periods within annual reporting periods beginning after December 15, 2017. We are currently in the process of evaluating this new standard update.

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

Note 3 Divestitures and Acquisitions

Sales of North American foam trays and absorbent pads business

On April 1, 2015, we completed the sale of our North American foam trays and absorbent pads business to NOVIPAX, a portfolio company of Atlas Holdings LLC, for net proceeds of $76 million, net of certain purchase price adjustments of $6 million and subject to final purchase price adjustment. The decision to sell this business was based on managements’ assessment that the business was becoming quickly commoditized and faced significant competitive pricing pressure and declining profit margins. The sale included our manufacturing facilities in Paxinos and Reading, PA, Indianapolis, IN, Rockingham, NC, and Grenada, MS. After transaction costs of $7 million, we recorded a pre-tax gain of $29 million ($19 million, net of tax) on the sale, which is included in net earnings available to common shareholders in the condensed consolidated statement of operations for the three and six months ended June 30, 2015.

The North American foam trays and absorbent pads business was part of the Company’s Food Care division. The disposal of the North American foam trays and absorbent pads business did not qualify as a discontinued operation.

The carrying amounts of assets and liabilities at disposition on April 1, 2015 are excluded from our Condensed Consolidated Balance Sheet as of June 30, 2015. The carrying value of the major classes of assets and liabilities for the business at the date of disposition and on December 31, 2014 were as follows:

	April 1,	December 31,
(In millions)	2015	2014
Assets:
Other receivables	$—	$0.1
Inventories	13.2	12.3
Prepaid expenses	0.1	0.1
Property and equipment, net	22.4	22.6
Goodwill	6.9	6.9
Assets held for sale	$42.6	$42.0

Liabilities:
Accrued liabilities	2.7	6.1
Liabilities held for sale	$2.7	$6.1

For the six months ended June 30, 2015, and for the three and six months ended June 30, 2014, the North American foam trays and absorbent pads businesses contributed approximately $53 million, $56 million, and $109 million of net sales; and $10 million, $11 million and $20 million of pre-tax income, respectively, which excludes certain allocated costs, including corporate support services, for which the Company would normally include in measuring its performance.

In connection with the sale, the Company and NOVIPAX entered into various other agreements, including an Intellectual Property License Agreement, Supply Agreements, a Sublease Agreement, Temporary Occupancy License Agreements and a Transition Service Agreement.

Acquisition of Intellibot Robotics, LLC

During the first quarter of 2015, we acquired the business of Intellibot Robotics LLC, a U.S.-based privately owned company that has pioneered the development of robotic commercial floor cleaning machines. The purchase price was $18 million which included cash paid of $9 million and $9 million related to the fair value of contingent consideration.  The net assets acquired, which primarily included intangible assets, were $11 million which resulted in goodwill of $7 million.

Note 4 Segments

The Company’s segment reporting structure consists of three reportable segments and an “Other” category and is as follows:

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

The following tables show net sales and Adjusted EBITDA by our segment reporting structure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Net Sales:
Food Care	$846.6	$962.1	$1,726.4	$1,866.4
As a % of Total Company net sales	47.4%	48.7%	48.9%	49.1%
Diversey Care	535.0	581.3	1,002.9	1,086.4
As a % of Total Company net sales	30.0%	29.5%	28.4%	28.6%
Product Care	381.0	408.7	758.1	802.5
As a % of Total Company net sales	21.3%	20.7%	21.5%	21.1%
Total Reportable Segments Net Sales	1,762.6	1,952.1	3,487.4	3,755.3
Other	22.4	21.5	44.0	46.0
Total Company Net Sales	$1,785.0	$1,973.6	$3,531.4	$3,801.3

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014(1)	2015	2014(1)
Adjusted EBITDA:
Food Care	$173.7	$157.8	$364.2	$316.8
Adjusted EBITDA Margin	20.5%	16.4%	21.1%	17.0%
Diversey Care	69.1	72.4	110.1	116.8
Adjusted EBITDA Margin	12.9%	12.5%	11.0%	10.8%
Product Care	79.0	72.0	154.6	141.1
Adjusted EBITDA Margin	20.7%	17.6%	20.4%	17.6%
Total Reportable Segments Adjusted EBITDA	321.8	302.2	628.9	574.7
Other	(14.2)	(18.4)	(37.1)	(40.2)
Non-U.S. GAAP Total Company Adjusted EBITDA	$307.6	$283.8	$591.8	$534.5
Adjusted EBITDA Margin	17.2%	14.4%	16.8%	14.1%

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

The following table shows a reconciliation of Total Company Adjusted EBITDA to net earnings available to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014(1)	2015	2014(1)
Total Company Adjusted EBITDA	$307.6	$283.8	$591.8	$534.5
Depreciation and amortization (2)	(69.3)	(81.6)	(142.4)	(164.4)
Special items:
Accelerated depreciation of non-strategic assets related to restructuring programs	(0.3)	(0.1)	0.3	(0.1)
Restructuring and other charges(3)	(16.9)	(14.1)	(29.6)	(20.2)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(10.2)	(9.6)	(19.3)	(15.0)
SARs	(1.6)	(1.7)	(4.5)	(2.2)
Foreign currency exchange (loss) gains related to Venezuelan subsidiaries	(30.5)	0.2	(29.7)	(14.8)
Loss on debt redemption and refinancing activities	(110.8)	(0.4)	(111.3)	(0.8)
Gain from Claims Settlement in 2014 and related costs	—	—	—	21.1
Gain from sale of North America foam trays and absorbent pads business	29.2	—	29.2	—
Other income (expense), net	4.7	(9.6)	7.2	(11.6)
Interest expense	(59.0)	(73.9)	(117.5)	(152.4)
Income tax provision	14.8	32.9	48.9	43.1
Net earnings available to common stockholders	$28.1	$60.1	$125.3	$131.0

(1)

During the fourth quarter of 2014, we changed the method of valuing certain of our inventories that used the LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO.  We applied this change in accounting principle retrospectively. Accordingly certain previously reported financial information has been revised.  See Note 1, “Organization and Basis of Presentation-Changes in Accounting/Retrospective Application” for additional details regarding this accounting policy change.  The table below represents the impact to Earnings before income tax provision for the three month and six month periods ended June 30, 2014 had we remained on the LIFO method of valuing those inventories:

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2014	June 30, 2014
Food Care	$(1.6)	$(2.1)
Diversey Care	0.1	—
Product Care	1.1	0.2
Total reportable segments	(0.4)	(1.9)
Other	—	0.1
Total Company LIFO Adjustments	$(0.4)	$(1.8)

(2)	Depreciation and amortization by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Food Care	$26.7	$27.1	$55.2	$59.1
Diversey Care	25.2	29.8	51.3	62.1
Product Care	9.4	9.9	19.5	20.5
Total reportable segments	61.3	66.8	126.0	141.7
Other	8.0	14.8	16.4	22.7
Total Company depreciation and amortization(1)	$69.3	$81.6	$142.4	$164.4

(1)	Includes share-based incentive compensation.

(3)	Restructuring and other charges by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Food Care	$7.2	$7.0	$14.1	$11.1
Diversey Care	6.3	3.4	9.5	3.8
Product Care	3.3	3.5	5.9	5.0
Total reportable segments	16.8	13.9	29.5	19.9
Other	0.1	0.2	0.1	0.3
Total Company restructuring and other charges	$16.9	$14.1	$29.6	$20.2

Assets by Reportable Segments

The following table shows assets allocated by our segment reporting structure.  Only assets identifiable by segment and reviewed by our chief operating decision maker by segment are allocated by the reportable segment assets, which are trade receivables, net, and finished goods inventory, net.  All other assets are included in “Assets not allocated.”

	June 30,	December 31,
(In millions)	2015	2014
Assets:
Trade receivables, net, and finished goods inventories, net
Food Care	$701.4	$682.1
Diversey Care	566.4	514.5
Product Care	281.1	279.1
Other	16.4	14.0
Total segments and other	1,565.3	1,489.7
Assets not allocated
Cash and cash equivalents	569.2	322.6
Property and equipment, net	928.4	970.6
Goodwill	2,959.7	2,998.6
Intangible assets, net	832.4	872.2
Assets held for sale	5.8	69.3
Other	1,094.6	1,318.7
Total	$7,955.4	$8,041.7

Note 5 Inventories

The following table details our inventories:

	June 30,	December 31,
(In millions)	2015	2014(1)
Inventories:
Raw materials	$120.0	$106.3
Work in process	120.8	101.5
Finished goods	524.4	487.5
Total	$765.2	$695.3

(1)

Excludes North American foam trays and absorbent pads business inventory. Refer to Note 3, “Divestitures and Acquisitions” of the notes to condensed consolidated financial statements for further details.

Note 6 Property and Equipment, net

The following table details our property and equipment.

	June 30,	December 31,
(In millions)	2015	2014(1)
Land and improvements	$100.6	$80.9
Buildings	620.6	666.7
Machinery and equipment	2,242.7	2,238.2
Other property and equipment	140.6	140.9
Construction-in-progress	117.9	115.7
Property and equipment, gross	3,222.4	3,242.4
Accumulated depreciation and amortization	(2,294.0)	(2,271.8)
Property and equipment, net	$928.4	$970.6

(1)

Excludes North American foam trays and absorbent pads business property and equipment, net. Refer to Note 3, “Divestitures and Acquisitions” of the notes to condensed consolidated financial statements for further details.

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Interest cost capitalized	$—	$1.2	$1.0	$2.5
Depreciation and amortization expense for property and equipment	$31.4	$38.5	$63.6	$75.6

Note 7 Goodwill and Identifiable Assets

Goodwill

The following table shows our goodwill balances by our segment reporting structure.  We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.  As of June 30, 2015, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

(In millions)	Food Care	Diversey Care	Product Care	Other	Total
Gross Carrying Value at December 31, 2014(1)	$812.8	$1,900.8	$1,371.2	$4.8	$4,089.6
Acquisition	—	6.6	—	—	6.6
Dispositions	—	—	(0.8)	—	(0.8)
Currency translation	(3.1)	(38.5)	0.3	(3.4)	(44.7)
Gross Carrying Value at June 30, 2015	809.7	1,868.9	1,370.7	1.4	4,050.7
Accumulated impairment	(208.0)	(883.0)	—	—	(1,091.0)
Carrying Value at June 30, 2015	$601.7	$985.9	$1,370.7	$1.4	$2,959.7

(1)

Excludes North American foam trays and absorbent pads business goodwill.  Refer to Note 3, “Divestitures and Acquisitions” of the notes to condensed consolidated financial statements for further details.

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives.  As of June 30, 2015, there were no impairment indicators present.

	June 30, 2015				December 31, 2014(2)
	Gross				Gross
	Carrying	Accumulated	Accumulated		Carrying	Accumulated	Accumulated
(In millions)	Value	Amortization	Impairment	Net	Value	Amortization	Impairment	Net
Customer relationships	$870.8	$(233.0)	$(148.9)	$488.9	$890.8	$(210.8)	$(148.9)	$531.1
Trademarks and trade names	1.2	(0.3)	—	0.9	1.3	(0.2)	—	1.1
Technology	279.3	(179.7)	(22.2)	77.4	266.4	(167.0)	(22.2)	77.2
Contracts	44.5	(30.5)	—	14.0	40.6	(28.9)	—	11.7
Total intangible assets with definite lives	1,195.8	(443.5)	(171.1)	581.2	1,199.1	(406.9)	(171.1)	621.1
Trademarks and trade names with indefinite lives(1)	881.4	—	(630.2)	251.2	881.3	—	(630.2)	251.1
Total	$2,077.2	$(443.5)	$(801.3)	$832.4	$2,080.4	$(406.9)	$(801.3)	$872.2

(1)	The intangible assets include $251 million of trademarks and trade names that we have determined to have indefinite useful lives, primarily acquired in connection with the acquisition of Diversey.
(2)

Excludes North American foam trays and absorbent pads business intangible assets.  Refer to Note 3, “Divestitures and Acquisitions” of the notes to condensed consolidated financial statements for further details.

The following table shows the remaining estimated future amortization expense at June 30, 2015.

Year	Amount (in millions)
2015	$45.0
2016	84.8
2017	78.1
2018	65.2
Thereafter	308.1
Total	$581.2

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

As of June 30, 2015, the maximum purchase limit for receivable interests was $100 million, subject to the availability limits described below.

The amounts available from time to time under this program may be less than $100 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During the three months ended June 30, 2015, the level of eligible assets available under the program was lower than $100 million primarily due to certain required reserves against our receivables. As a result, the amount available to us under the program was $81 million at June 30, 2015. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

This program expires annually in September and is renewable.  The program was renewed in September 2014 for an additional year and is expected to be renewed in September 2015.

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

As of June 30, 2015, the maximum purchase limit for receivable interests was €110 million, ($124 million equivalent at June 30, 2015) subject to availability limits.  The terms and provisions of this program are similar to our U.S. program discussed above. As of June 30, 2015, the amount available under this program was €104 million ($117 million equivalent as of June 30, 2015).

This program expires annually in February and is renewable.  The program was renewed in February 2015.

Utilization of Our Accounts Receivable Securitization Programs

As of June 30, 2015, there were no borrowings outstanding under our U.S. program or European program. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. Total interest expense related to the use of these programs was less than $1 million for the six months ended June 30, 2015.

Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at June 30, 2015.

As of December 31, 2014, the total amount of borrowings under our U.S. program was $36 million and there were no amounts outstanding under the European program.

Note 9 Restructuring and Relocation Activities

The following table details our restructuring activities:

	Three Months Ended June 30,							Six Months Ended June 30,
	2015				2014			2015				2014
(In millions)	IOP	EQIP	Fusion	Total	IOP	EQIP	Total	IOP	EQIP	Fusion	Total	IOP	EQIP	Total
Other associated costs	$1.0	$2.5	$7.1	$10.6	$0.6	$8.8	$9.4	$2.9	$6.2	$10.1	$19.2	$2.0	$12.4	$14.4
Restructuring charges	0.3	1.3	15.3	16.9	4.2	9.9	14.1	—	(5.6)	35.2	29.6	5.5	14.7	20.2
Total	$1.3	$3.8	$22.4	$27.5	$4.8	$18.7	$23.5	$2.9	$0.6	$45.3	$48.8	$7.5	$27.1	$34.6

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

On July 23, 2014, we announced that we will be establishing a new global headquarters in Charlotte, North Carolina (known as our “Beacon” project).  We will relocate the headquarters for our divisions, research and development facilities, and corporate offices.  Within the next three years, we anticipate approximately 1,300 jobs will be relocated to Charlotte from our former corporate headquarters in Elmwood Park, New Jersey; and facilities in Saddle Brook, New Jersey; Danbury, Connecticut; Racine, Wisconsin; and, Duncan and Greenville, South Carolina.  We will also relocate a small number of jobs from other locations.

The Company currently estimates that it will incur aggregate costs of approximately $395 million to $405 million in connection with the implementation of this Plan which compares to previously reported estimates of $275 million to $285 million.  The increase represents our recent decision to build and own the campus in Charlotte, North Carolina, rather than lease it.  The cost of the Charlotte campus is estimated to be approximately $120 million.  The net cash cost of the Plan is now expected to be in the range of $330 million to $340 million. The costs associated with the Plan, the majority of which are expected to be incurred between 2015 and 2017, will primarily consist of (i) a reduction in headcount through reorganization and integration, including severance and termination benefits for employees, expected to be approximately $115 million to $120 million, and (ii) other costs associated with the Plan, primarily relating to the building costs of the Charlotte campus, rationalization, consolidation and relocation of certain portions of our global supply chain and other facilities and offices, expected to be approximately $280 million to $285 million. Included in the total cash costs, the Company anticipates approximately $175 million to $185 million of capital expenditures related to the Plan, including the building of the Charlotte campus, of which the majority is expected to be incurred between 2015 and 2016.

The other associated costs included in the table above primarily consist of consulting and other costs incurred in connection with the project relocation efforts, which were included in selling, general and administrative expenses on the consolidated statements of operations for the six months ended June 30, 2015. The restructuring charges included in the table above primarily consist of termination and benefit costs.

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

The restructuring accrual, spending and other activity for the six months ended June 30, 2015 and the accrual balance remaining at June 30, 2015 related to this program were as follows (in millions):

Fusion restructuring accrual at December 31, 2014	$5.5
Accrual and accrual adjustments	35.2
Cash payments during 2015	(4.3)
Effect of changes in foreign currency exchange rates	(0.5)
Fusion restructuring accrual at June 30, 2015	$35.9

The accrual and accrual adjustments include a reclassification adjustment of $13 million to transfer two projects from the EQIP Program to the Fusion Program in order to better match the projects to the program synergies. There is no net impact to the financial statements resulting from the reclassification adjustment.

Cumulative cash payments made in connection with this program, including associated costs through June 30, 2015, were $17 million. We expect to pay $33 million of the accrual balance remaining at June 30, 2015 within the next twelve months. This amount is included in accrued restructuring costs on the condensed consolidated balance sheet at June 30, 2015. The remaining accrual of $3 million is expected to be paid in 2016 and 2017.  This amount is included in other non-current liabilities on our condensed consolidated balance sheet at June 30, 2015.

Capital expenditures related to this program were less than $1 million in the six months ended June 30, 2015.  Capital expenditures primarily relate to the Beacon project and to supply chain network optimization.

Earnings Quality Improvement Program (EQIP)

In May 2013, we announced the commencement of EQIP, which is an initiative to deliver meaningful cost savings and network optimization. The costs associated with this plan consist primarily of (i) a reduction in headcount, which is expected to be approximately 750-900 employees and other costs associated with divisional realignment and connected profitability improvement programs, including severance and termination benefits for employees, expected to be approximately $110 million to $120 million, and (ii) costs and capital expenditures associated with incremental supply chain network optimization projects, including facility relocation and closures, expected to be approximately $80 million to $90 million. We currently estimate that we will incur total costs of approximately $190 million to $210 million in connection with implementation of this plan, including capital expenditures of approximately $45 million to $50 million. The plan is expected to be substantially completed by the end of 2016.

The other associated costs included in the table above primarily consist of consulting and rebranding costs incurred in connection with the rebranding of the Company and its divisions, which were included in selling, general and administrative expenses on the condensed consolidated statements of operations for the six months ended June 30, 2015. The restructuring charges included in the table above primarily consist of termination and benefit costs.

The restructuring accrual, spending and other activity for the six months ended June 30, 2015 and the accrual balance remaining at June 30, 2015 related to this program were as follows (in millions):

EQIP restructuring accrual at December 31, 2014	$41.9
Accrual and accrual adjustments	(5.6)
Cash payments during 2015	(18.0)
Effect of changes in foreign currency exchange rates	(2.6)
EQIP restructuring accrual at June 30, 2015	$15.7

The accrual and accrual adjustments include a reclassification adjustment of $13 million to transfer two projects from the EQIP Program to the Fusion Program in order to better match the projects to the program synergies. There is no net impact to the financial statements resulting from the reclassification adjustment.

Cumulative cash payments made in connection with this program, including associated costs through June 30, 2015, were $139 million.  We expect to pay all of the $16 million accrual balance remaining at June 30, 2015 within the next twelve months. This amount is included in accrued restructuring costs on the condensed consolidated balance sheet at June 30, 2015.

Capital expenditures related to this program were $3 million in the six months ended June 30, 2015 and $10 million in the six months ended June 30, 2014.  Capital expenditures primarily relate to supply chain network and facilities optimization.

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

The other associated costs included in the table above primarily consist of consulting and other costs incurred in connection with the project relocation efforts, which were included in selling, general and administrative expenses on the consolidated statements of operations for the six months ended June 30, 2015. The restructuring charges included in the table above primarily consist of termination and benefit costs.

The restructuring accrual, spending and other activity for the six months ended June 30, 2015 and the accrual balance remaining at June 30, 2015 related to this program were as follows (in millions):

IOP restructuring accrual at December 31, 2014	$13.1
Accrual and accrual adjustments	—
Cash payments during 2015	(5.4)
Effect of changes in foreign currency exchange rates	(0.7)
IOP restructuring accrual at June 30, 2015	$7.0

Cumulative cash payments made in connection with this program, including associated costs through June 30, 2015, were $228 million. We expect to pay all of the $7 million accrual balance as of June 30, 2015 within the next twelve months. This amount is included in accrued restructuring costs on the condensed consolidated balance sheet at June 30, 2015.

Capital expenditures related to this program were $1 million in the six months ended June 30, 2015 and $1 million in the six months ended June 30, 2014.  Capital expenditures mainly relate to facilities and supply chain network optimization.

Note 10 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth on the following table:

	June 30,	December 31,
(In millions)	2015	2014
Short-term borrowings (1)	$92.7	$130.4
Current portion of long-term debt	1.6	1.1
Total current debt	94.3	131.5
Term Loan A due July 2017, less unamortized lender fees of $0.3 million in 2015 and $0.3 million in 2014(2)	249.7	249.7
Term Loan A due July 2019, less unamortized lender fees of $9.4 million in 2015 and $10.6 million in 2014(2)	1,114.5	1,129.4
6.50% Senior Notes due December 2020	427.9	428.1
8.375% Senior Notes due September 2021	—	750.0
4.875% Senior Notes due December 2022	425.0	425.0
5.25% Senior Notes due April 2023	425.0	425.0
4.50% Senior Notes due September 2023	449.5	—
5.125% Senior Notes due December 2024	425.0	425.0
5.50% Senior Notes due September 2025	400.0	—
6.875% Senior Notes due July 2033, less unamortized discount of $1.3 million in 2015 and $1.3 million in 2014	448.7	448.7
Other	3.7	1.6
Total long-term debt, less current portion	4,369.0	4,282.5
Total debt(3)	$4,463.3	$4,414.0

(1)

Short-term borrowings of $93 million at June 30, 2015 are comprised primarily of borrowings from various lines of credit. Short-term borrowings at December 31, 2014 are comprised primarily of $36 million of borrowings outstanding under our U.S. accounts receivable securitization program, $23 million outstanding under our revolving credit facility and $71 million short-term borrowings from various lines of credit.

(2)	Term Loan A facility due July 2019 has required prepayments which are due in 2016.
(3)	The weighted average interest rate on our total outstanding debt was 4.7% as of June 30, 2015 and 5.2% as of December 31, 2014.

Senior Notes

In the second quarter 2015, Sealed Air issued $400 million of 5.50% Senior Notes due September 15, 2025 and €400 million of 4.50% Senior Notes due September 15, 2023.  The proceeds from these notes were used to repurchase the Company’s $750 million 8.375% Notes due September 2021.  The aggregate repurchase price was $866 million, which included the principal amount of $750 million, a premium of $99 million and accrued interest of $17 million.  We recognized a total pre-tax loss of $111 million on the repurchase, which included the premiums mentioned above. Also included in the loss on debt redemption was $11 million of accelerated amortization of original non-lender fees related to the 8.375% Senior Notes. We also capitalized $8 million of non-lender fees incurred in connection with the 5.50% Senior Notes and 4.50% Senior Notes that are included in other assets on our consolidated balance sheet.

Lines of Credit

The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the Revolving Credit Facility discussed above, and the amounts available under our accounts receivable securitization programs. We are not subject to any material compensating balance requirements in connection with our lines of credit.

	June 30,	December 31,
(In millions)	2015	2014
Used lines of credit (1)	$92.7	$130.4
Unused lines of credit	1,187.2	1,101.7
Total available lines of credit(2)	$1,279.9	$1,232.1

(1)	Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several foreign subsidiaries.

(2)	Of the total available lines of credit, $898 million were committed as of June 30, 2015.

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Amended Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Amended Credit Facility). We were in compliance with the above financial covenants and limitations at June 30, 2015.

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

Foreign Currency Forward Contracts Designated as Cash Flow Hedges

The primary purposes of our cash flow hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material purchases that are denominated in foreign currencies in order to minimize the impact of the changes in foreign currencies. We record gains and losses on foreign currency forward contracts qualifying as cash flow hedges in other comprehensive income to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains and losses in other expense, net, on our condensed consolidated statements of operations. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months.

Net unrealized after tax gains (losses) related to these contracts that were included in other comprehensive income were $3 million and $4 million for the three months and six months ended June 30, 2015, respectively, and $(1) million and $2 million for the three months and six months ended June 30, 2014. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

We estimate that $1.4 million of net unrealized derivative gains included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next twelve months.

Foreign Currency Forward Contracts Not Designated as Hedges

Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to foreign currency denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these derivative contracts are recognized in other income, net, on our condensed consolidated statements of operations and are largely offset by the remeasurement of the underlying foreign currency denominated items indicated above. Cash flows from derivative financial instruments are classified as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months.

Interest Rate Swaps

From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At June 30, 2015, we had no outstanding interest rate swaps.

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

Net Investment Hedge

During the second quarter of 2015, we entered into a series of foreign currency exchange forwards totaling €270 million.  These foreign currency exchange forwards hedged a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates and expired in June 2015. The loss of $3.5 million is recorded in AOCI on our condensed consolidated balance sheet.

The €400 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the fair value of the debt was $0.4 million as June 30, 2015, and is reflected in long term debt on our condensed consolidated balance sheet.

In March 2015, we entered into a series of cross currency swaps with a combined notional amount of $425 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The fair value of this hedge as of June 30, 2015 was $(28.4) million on our condensed consolidated balance sheet.

For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, settlements and changes in fair values of the derivative instruments are recognized in unrealized net gains or loss on derivative instruments for net investment hedge, a component of AOCI, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in other income, net on the condensed consolidated statements of operations.

Other Derivative Instruments

During the second quarter of 2015, the company entered into a series of foreign currency exchange options to partially protect the company's euro denominated earnings from a decline in the value of the euro. The notional value of this hedge as of June 30, 2015 was $29.8 million.

We may use other derivative instruments from time to time to manage exposure to foreign exchange rates and to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency.

Fair Value of Derivative Instruments

See Note 12, “Fair Value Measurements and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

The following table details the fair value of our derivative instruments included on our condensed consolidated balance sheets.

	Fair Value of Asset		Fair Value of (Liability)
	Derivatives		Derivatives
	June 30,	December 31,	June 30,	December 31,
(In millions)	2015	2014	2015	2014
Derivatives and hedging instruments designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)	$4.0	$4.3	$(1.6)	$(0.4)
Interest rate and currency swaps (cash flow hedges)	29.7	17.8	—	—
Cross-currency swaps (net investment hedges)	—	—	(28.4)	—
Derivatives and hedging instruments not designated as hedging instruments:
Foreign currency forward contracts	45.0	41.3	(60.0)	(67.6)
Foreign currency option contracts	0.6	—	—	—
Total	$79.3	$63.4	$(90.0)	$(68.0)

Short-term asset derivatives and liability derivatives are included in prepaid expenses and other current assets, or other current liabilities, respectively. Long-term asset derivatives and liability derivatives are included in other non-current assets or other non-current liabilities, respectively.

The following table details the effect of our derivative instruments on our condensed consolidated statements of operations.

	Amount of Gain (Loss) Recognized in
	Earnings on Derivatives
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)(1)	$2.9	$(1.1)	$3.7	$1.2
Interest rate and currency swaps (cash flow hedges)(2)	(6.5)	—	8.6	—
Treasury locks (cash flow hedges)(3)	0.1	—	0.1	0.1
Sub-total cash flow hedges	(3.5)	(1.1)	12.4	1.3
Interest rate swaps (fair value hedges)	0.1	0.5	0.2	1.0
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	(3.4)	(3.3)	42.4	4.0
Total	$(6.8)	$(3.9)	$55.0	$6.3

(1)	Amounts recognized on the foreign currency forward contracts were included in other income, net.
(2)

Amounts recognized on the interest rate and currency swaps for the six months ended June 30, 2015, included a $12 million gain which offset a loss on the remeasurement of the hedged debt, which is included in other income, net and interest expense of $3 million related to the hedge of the interest payments.

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

The following table details the fair value hierarchy of our financial instruments:

	June 30, 2015
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$150.7	$—	$150.7	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts	$(12.6)	$—	$(12.6)	$—
Foreign currency options	$0.6	$—	$0.6	$—
Interest rate and currency swaps	$29.7	$—	$29.7	$—
Cross-currency swaps	$(28.4)	$—	$(28.4)	$—

	December 31, 2014
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$64.7	$—	$64.7	$—
Derivative financial instruments net asset (liability):
Foreign currency forward contracts	$(22.4)	$—	$(22.4)	$—
Interest rate and currency swaps	$17.8	$—	$17.8	$—

Cash Equivalents

Our cash equivalents at June 30, 2015 and December 31, 2014 consisted of commercial paper (fair value determined using Level 2 inputs) and bank time deposits. Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

Derivative Financial Instruments

Our foreign currency forward contracts, foreign currency options, euro denominated debt, interest rate and currency swaps and cross-currency swaps are recorded at fair value on our condensed consolidated balance sheets using a discounted cash flow analysis that incorporates observable market inputs.  These market inputs include foreign currency spot and forward rates, and various interest rate curves, and are obtained from pricing data quoted by various banks, third party sources and foreign currency dealers involving identical or comparable instruments (Level 2)

Counterparties to these foreign currency forward contracts are rated at least A- by Standard & Poor’s and Baa2 by Moody’s. Credit ratings on some of our counterparties may change during the term of our financial instruments. We closely monitor our counterparties’ credit ratings and, if necessary, will make any appropriate changes to our financial instruments. The fair value generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date.

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

The table below shows the carrying amounts and estimated fair values of our total debt:

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Term Loan A Facility due July 2017	$249.7	$249.7	$249.7	$249.7
Term Loan A Facility due July 2019(1)	1,114.5	1,114.5	1,129.4	1,129.4
6.50% Senior Notes due December 2020	427.9	473.6	428.1	469.7
8.375% Senior Notes due September 2021	—	—	750.0	843.3
4.875% Senior Notes due December 2022	425.0	419.2	425.0	423.3
5.25% Senior Notes due April 2023	425.0	428.0	425.0	429.6
4.50% Senior Notes due September 2023(1)	449.5	455.5	—	—
5.125% Senior Notes due December 2024	425.0	419.7	425.0	428.5
5.50% Senior Notes due September 2025	400.0	403.7	—	—
6.875% Senior Notes due July 2033	448.7	455.1	448.7	462.9
Other foreign loans	95.2	95.3	73.9	73.8
Other domestic loans(1)	2.8	3.2	59.2	59.2
Total debt	$4,463.3	$4,517.5	$4,414.0	$4,569.4

(1)	Includes borrowings denominated in currencies other than U.S. dollars.

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

Contingent Considerations

During the first quarter of 2015, we acquired the business of Intellibot Robotics LLC, a U.S.-based privately owned company that has pioneered the development of robotic commercial floor cleaning machines. The purchase price was $18 million which included cash paid of $9 million and $9 million related to the fair value of contingent consideration.  This contingent consideration, which is classified as a liability, includes earnout fees to be paid out in cash to the seller over a 10 year period based on various percentages of net sales over the 10 year period.  Since it is classified as a liability, we must remeasure to fair value each reporting period.  The fair value of the liability as of June 30, 2015 was $9.6 million of which $0.8 million was included in current liabilities and $8.8 million was included in non-current liabilities on the condensed consolidated balance sheet.  The $0.2 million change in fair value was recognized in selling, general and administrative expenses.

The valuation of the contingent consideration is based on a probability weighted projection of payments over the 10 year period using the deterministic method.  These projections are based on our internal forecast of the business performance and since this is an unobservable input used in the fair value measurement it would be considered a Level 3 input (as defined above).  In addition, the probability weighted earnout payments were present valued using factors to consider the risk associated with achievement of the sales forecast and the credit risk associated with the payments.

Note 13 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans

The following table shows the components of our net periodic benefit cost (income) for our defined benefit pension plans for the three months ended June 30, 2015 and 2014:

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost or (income):
Service cost	$0.1	$2.5	$2.6	$0.3	$2.2	$2.5
Interest cost	2.1	7.7	9.8	2.2	9.8	12.0
Expected return on plan assets	(2.8)	(10.3)	(13.1)	(2.8)	(10.7)	(13.5)
Amortization of net prior service cost	—	—	—	—	—	—
Amortization of net actuarial loss	0.4	2.3	2.7	0.2	2.3	2.5
Net periodic benefit cost (income)	(0.2)	2.2	2.0	(0.1)	3.6	3.5
Cost (income) of settlement/curtailment	1.1	(1.0)	0.1	—	0.6	0.6
Total benefit cost (income)	$0.9	$1.2	$2.1	$(0.1)	$4.2	$4.1

The following table shows the components of our net periodic benefit cost (income) for our defined benefit pension plans for the six months ended June 30, 2015 and 2014:

	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost or (income):
Service cost	$0.4	$5.0	$5.4	$0.5	$4.5	$5.0
Interest cost	4.3	15.3	19.6	4.4	19.7	24.1
Expected return on plan assets	(5.7)	(20.6)	(26.3)	(5.6)	(21.5)	(27.1)
Amortization of net prior service cost	—	—	—	—	—	—
Amortization of net actuarial loss	0.9	4.7	5.6	0.4	4.6	5.0
Net periodic benefit cost (income)	(0.1)	4.4	4.3	(0.3)	7.3	7.0
Cost (income) of settlement/curtailment	1.1	(0.7)	0.4	—	1.1	1.1
Total benefit cost (income)	$1.0	$3.7	$4.7	$(0.3)	$8.4	$8.1

The following table shows the components of our net periodic benefit cost for our other employee benefit plans for the three month and six month periods ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Components of net periodic benefit cost or (income):
Service cost	$0.2	$0.2	$0.5	$0.4
Interest cost	0.7	0.8	1.5	1.6
Amortization of net prior service cost	(0.2)	(0.2)	(0.4)	(0.4)
Amortization of net actuarial loss	0.1	—	0.2	0.1
Net periodic benefit cost	$0.8	$0.8	$1.8	$1.7

Note 14 Income Taxes

Effective Income Tax Rate and Income Tax Provision

Our effective income tax rate for the three months ended June 30, 2015 was 34.5% and for the six months ended June 30, 2015 was 28.1%. Our effective income tax rate benefited from a favorable earnings mix with earnings in jurisdictions with low tax rates. However, the effective tax rate was negatively impacted by foreign currency exchange losses related to Venezuelan subsidiaries of approximately $30 million for which the Company will receive no tax benefits.  As this loss was driven by the Company’s change to an alternative foreign exchange market, the tax impact of this loss is treated as a discrete item in the quarter.

Our effective income tax rate for the three months ended June 30, 2014 was 35.4% and for the six months ended June 30, 2014 was 24.8%.  Our effective income tax rate benefited from a favorable earnings mix with earnings in jurisdictions with low tax rates.  In addition, our tax rate benefited from certain favorable discrete items totaling approximately $14 million, including $7 million from a favorable tax settlement and approximately $6 million from the release of reserves related to the statute of limitations and a successful judicial verdict.  The favorable factors were partially offset by the $15 million foreign currency exchange losses related to Venezuelan subsidiaries with no tax benefit and the lapse of various U.S. tax provisions (the “Extenders”), including the research and development credit and certain foreign provisions.

Unrecognized Tax Benefits

During the six months ended June 30, 2015, we did not make a material change to our unrecognized tax benefits. We have not changed our policy with regard to the reporting of penalties and interest related to unrecognized tax benefits.

Note 15 Commitments and Contingencies

Cryovac Transaction Commitments and Contingencies

Refer to Part II, Item 8, Note 17, “Commitments and Contingencies” to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a description of the Settlement agreement (as defined therein) and $235 million tax refund.  In the first quarter of 2014 we recorded a gain of $21 million related to the Settlement agreement.

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

Development Grant Matter

On May 25, 2010, one of our Italian subsidiaries received a demand from the Italian Ministry of Economic Development (the “Ministry”) for the total repayment of grant monies paid to two of our former subsidiaries in the amount of €5 million plus interest. The grant monies had previously been certified as payable by the Italian authorities and the grant process was finalized and closed in 2006. We acquired the former subsidiaries in September 2001 as part of an acquisition. The substance of the repayment demand is that the former owners of the subsidiaries made fraudulent claims and used fraudulent documents to support their grant application prior to our acquisition. There is no suggestion that we or our Italian subsidiary were directly involved in the grant process, but the Ministry is seeking repayment from our Italian subsidiary given our capacity as purchaser of the two companies. Our Italian subsidiary submitted a total denial of liability in regard to this matter on June 30, 2010. A hearing on the merits was held on July 3, 2014 and in mid-September; our subsidiary was advised that the demand for repayment of €10 million was upheld. Accordingly, we recorded a current liability and corresponding charge of $14 million related to this matter in 2014. The liability ($12 million equivalent at June 30, 2015 with accrued interest) is included in other current liabilities on the condensed consolidated balance sheets and the charge is included in selling, general and administrative expenses on the condensed consolidated statements of operations. The charge is treated as a special item and included in Corporate in the “Other” category for segment reporting purposes.  In mid-December, 2014 we learned our application to suspend enforcement of the judgment pending appeal had been declined. A final hearing on the merits is expected to be heard in two to three years.

Note 16 Stockholders’ Equity

Repurchase of Common Stock

On August 9, 2007, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase in the aggregate up to 20 million shares of our outstanding common stock.  This program had no set expiration date.  This program replaced our prior share repurchase program, which we terminated at that time. Refer to Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for further information.

On July 14, 2015, we announced that our Board of Directors had authorized a repurchase program of up to $1.5 billion of the Company’s common stock, reflecting its commitment to return value to shareholders. The repurchase program has no expiration date and replaced the previously authorized program, which was terminated. Refer to Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for further information.

During the six months ended June 30, 2015, we repurchased 2,624,434 shares for approximately $125 million and during the three months ended June 30, 2015, we repurchased 1,610,287 shares for approximately $80 million.  These repurchases may be made under privately negotiated or open market transactions in accordance with Rule 10b5-1 of the Securities Act of 1933, as amended, and pursuant to the share repurchase program previously approved by our Board of Directors.

Additionally, in March 2015, the Company entered into an accelerated share repurchase agreement (the “March ASR”) with a third-party financial institution to repurchase $25 million of the Company’s common stock.  Under the agreement, the Company paid $25 million to the financial institution and received an initial delivery of 433,181 shares. In May 2015, the March ASR concluded, and the Company received an additional 113,393 shares. Upon completion of the transaction, the Company received a total of 546,574 shares with an average price of $45.74 per share.  These repurchases were also made under the August 2007 share repurchase program approved by our Board of Directors referenced above.

Through July 31, the Company has repurchased 6.3 million shares for approximately $314 million.

Dividends

On May 14, 2015, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, or $27 million, which was paid on June 19, 2015 to stockholders of record at the close of business on June 6, 2015. On February 17, 2015, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, or $27 million, which was paid on March 20, 2015 to stockholders of record at the close of business on March 7, 2015.

On July 9, 2015, our Board of Directors declared a quarterly cash dividend of $0.13 per common share. The dividend is payable on September 18, 2015 to stockholders of record at the close of business on September 4, 2015.

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

Stock Appreciation Rights (“SARs”)

In connection with the acquisition of Diversey, Sealed Air exchanged Diversey’s cash-settled stock appreciation rights and stock options that were unvested as of May 31, 2011 and unexercised at October 3, 2011 into cash-settled stock appreciation rights based on Sealed Air common stock. At June 30, 2015, all outstanding SARs were fully vested.

Since these SARs are settled in cash, the amount of the related future expense will fluctuate based on the exercise activity and the changes in the assumptions used in a Black-Scholes valuation model which includes Sealed Air’s stock price, risk-free interest rates, expected volatility and a dividend yield. The expense will continue to fluctuate for any SARs that are not exercised until their respective expiration dates, the last of which is currently in February 2020.

We recognized SARs expense of $2 million in the three months ended June 30, 2015 and $5 million in the six months ended June 30, 2015, related to SARs that were granted to Diversey employees who remained employees as of June 30, 2015. We also recognized SARs expense of $2 million in the three months ended June 30, 2014 and $2 million in the six months ended June 30, 2014, related to SARs that were granted to Diversey employees who remained employees as of June 30, 2014. Cash payments due to the exercise of these SARs were $18 million in the six months ended June 30, 2015 and $17 million in the six months ended June 30, 2014. As of June 30, 2015, the remaining liability for these SARs was $7 million and is included in other current liabilities on our condensed consolidated balance sheet.

We did not recognize any SARs-related restructuring expense in the three months or six months ended June 30, 2015, or June 30, 2014 and there was no remaining liability for SARs included in the restructuring programs as of June 30, 2015.

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

The table below shows our total share-based incentive compensation expense:

	Three Months ended	Six Months ended
(In millions)	June 30, 2015	June 30, 2015
Total share-based incentive compensation expense (1)	$14.9	$33.2

(1)

The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock or the expense or income related to SARs and other cash-based awards.  See Stock Appreciation Rights above for further details of SARs.  At June 30, 2015, our other cash-based awards were not material to our condensed consolidated financial positions or results of operations.

Performance Share Units “PSU” Awards

As part of our long term incentive program initially adopted in 2008, during the first 90 days of each year, the Organization and Compensation Committee of our Board of Directors, or Compensation Committee, has approved PSU awards for our executive officers and other selected key executives, which include for each officer or executive a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the performance period. Following the end of the performance period, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. We have accrued $1 million for these dividends in other current liabilities on our condensed consolidated balance sheet as of June 30, 2015 and $2 million as of December 31, 2014.

2015 Three-year PSU Awards

In February 2015, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2015 to December 31, 2017 for certain executives. The Compensation Committee established principal performance goals, which are (i) total shareholder return (TSR), and (ii) 2017 consolidated adjusted EBITDA margin.

The targeted number of shares of common stock that can be earned is 224,760 shares for these 2015 PSU awards. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures.

The expense included in the table above was calculated using a grant date common stock share price of $46.05 per share for the 2017 consolidated adjusted EBITDA margin (this is considered a performance condition) and the Monte Carlo valuation of $59.91 per share for the TSR goal (this is considered a market condition). The expense calculation is based on management’s estimate as of June 30, 2015 of the level of probable achievement of the performance goals and measures, which was determined to be at the target level, or 100% achievement (158,964 shares, net of forfeitures), for the 2017 consolidated adjusted EBITDA margin goal. The TSR portion of the plan is expensed at 100% (65,796 shares, net of forfeitures) of the grant date fair value as required by U.S. GAAP.

Note 17 Accumulated Other Comprehensive Income (Loss)

The following table provides details of comprehensive income (loss) for the six months ended June 30, 2015 and 2014:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Gains (Losses) on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cashflow hedge	Accumulated Other Comprehensive Income (Loss), Net of Taxes
Balance at December 31, 2013	$(146.2)	$(134.4)	$—	$3.2	$(277.4)
Other comprehensive income (loss) before reclassifications	(2.4)	23.1	—	(2.6)	18.1
Less: amounts reclassified from accumulated other comprehensive income (loss)	4.8	—	—	(0.8)	4.0
Net current period other comprehensive income (loss)	2.4	23.1	—	(3.4)	22.1
Balance at June 30, 2014	$(143.8)	$(111.3)	$—	$(0.2)	$(255.3)

Balance at December 31, 2014	$(236.5)	$(382.5)	$—	$5.2	$(613.8)
Other comprehensive income (loss) before reclassifications	10.8	(66.3)	(19.3)	8.1	(66.7)
Less: amounts reclassified from accumulated other comprehensive income (loss)	4.8	—	—	(8.4)	(3.6)
Net current period other comprehensive income (loss)	15.6	(66.3)	(19.3)	(0.3)	(70.3)
Balance at June 30, 2015	$(220.9)	$(448.8)	$(19.3)	$4.9	$(684.1)

The following table provides detail of amounts reclassified from accumulated other comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015 (a)	2014 (a)	2015 (a)	2014 (a)	Location of Amount Reclassified from AOCI
Defined benefit pension plans and other post- employment benefits:
Prior service costs	$0.2	$0.1	$0.4	$0.2	(b)
Actuarial losses	(2.8)	(2.5)	(5.8)	(5.0)	(b)
Settlement/curtailment loss	(0.1)	(0.5)	(0.4)	(1.0)	(b)
Total pre-tax amount	(2.7)	(2.9)	(5.8)	(5.8)
Tax (expense) benefit	0.5	0.3	1.0	1.0
Net of tax	(2.2)	(2.6)	(4.8)	(4.8)
Net gains (losses) on cash flow hedging derivatives:
Foreign currency forward contracts	2.9	(1.1)	3.7	1.2	(c) Other income, net
Interest rate and currency swaps	(6.5)	—	8.6	—	(c) Interest expense
Treasury locks	0.1	—	0.1	0.1	(c) Interest expense
Total pre-tax amount	(3.5)	(1.1)	12.4	1.3
Tax (expense) benefit	1.4	0.2	(4.0)	(0.5)
Net of tax	(2.1)	(0.9)	8.4	0.8
Total reclassifications for the period	$(4.3)	$(3.5)	$3.6	$(4.0)

(a)	Amounts in parenthesis indicate debits to earnings (loss).
(b)	These accumulated other comprehensive components are included in the computation of net periodic benefit costs.
(c)	These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 11, “Derivatives and Hedging Activities” for additional details.

Note 18 Other Income (Expense), net

The following table provides details of other income (expense), net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Interest and dividend income	$3.3	$3.0	$6.5	$6.6
Net foreign exchange transaction gains (losses)	3.1	(2.6)	2.6	(4.6)
Bank fee expense	(1.3)	(1.7)	(2.4)	(3.3)
Net gain on disposals of property and equipment and other	0.5	—	3.8	—
Other, net	1.4	(3.5)	2.4	(3.1)
Other income (expense), net	$7.0	$(4.8)	$12.9	$(4.4)

Note 19 Net Earnings Per Common Share

The following table shows the calculation of basic and diluted net earnings per common share under the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2015	2014(1)	2015	2014(1)
Basic Net Earnings Per Common Share:
Numerator
Net earnings available to common stockholders	$28.1	$60.1	$125.3	$131.0
Distributed and allocated undistributed net loss to non-vested restricted stockholders	(0.3)	(0.3)	(0.9)	(0.7)
Distributed and allocated undistributed net earnings to common stockholders	27.8	59.8	124.4	130.3
Distributed net earnings - dividends paid to common stockholders	(27.2)	(27.9)	(54.5)	(55.6)
Allocation of undistributed net earnings to common stockholders	$0.6	$31.9	$69.9	$74.7
Denominator
Weighted average number of common shares outstanding - basic	208.5	213.5	208.7	210.1
Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.13	$0.13	$0.26	$0.26
Allocated undistributed net earnings to common stockholders	—	0.15	0.34	0.36
Basic net earnings per common share:	$0.13	$0.28	$0.60	$0.62
Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$27.8	$59.8	$124.4	$130.3
Add: Allocated undistributed net earnings to non- vested restricted stockholders	—	0.2	0.5	0.5
Less: Undistributed net earnings (loss) reallocated to non-vested restricted stockholders	—	(0.2)	(0.5)	(0.5)
Net earnings available to common stockholders - diluted	$27.8	$59.8	$124.4	$130.3
Denominator
Weighted average number of common shares outstanding - basic	208.5	213.5	208.7	210.1
Effect of assumed issuance of Settlement agreement shares (2)	—	—	—	3.3
Effect of contingently issuable shares	1.3	0.8	1.3	0.8
Effect of non-vested restricted stock units	0.7	0.5	0.7	0.5
Weighted average number of common shares outstanding - diluted under two-class	210.5	214.8	210.7	214.7
Effect of nonvested restricted stock - participating security	0.8	0.7	0.8	0.7
Weighted average number of common shares outstanding - diluted under treasury stock	211.3	215.5	211.5	215.4
Diluted net earnings per common share	$0.13	$0.28	$0.59	$0.61

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

As previously announced, the Company underwent a reorganization of its AMAT region effective April 1, 2015.  This reorganization involved transitioning the current AMAT region to an Asia Pacific region and moving the Middle East, Africa and Turkey countries into the Company’s existing European regional organization.  Net sales by geographic region for the three months and six months ended June 30, 2014 have been revised to conform to current year presentation.

Recent Events

Sale of North American Foam Trays and Absorbent Pads Business

On April 1, 2015, we completed the sale of our North American foam trays and absorbent pads business to NOVIPAX, a portfolio company of Atlas Holdings LLC, for gross proceeds of $76 million, net of certain purchase price adjustments of $6 million. The decision to sell this business was based on managements’ assessment that the business was becoming quickly commoditized and faced significant competitive pricing pressure and declining profit margins. The sales included our manufacturing facilities in Paxinos and Reading, PA, Indianapolis, IN, Rockingham, NC, and Grenada, MS. After transaction costs of $7 million, we recorded a pre-tax gain of $29 million ($19 million, net of tax) on the sale, which is included in net earnings available to common shareholders in the condensed consolidated statement of operations for the three and six-months ended June 30, 2015.  See Note 3, “Divestitures and Acquisitions” for additional information regarding this transaction.

Venezuela

Economic and political events in Venezuela have continued to expose us to heightened levels of foreign currency exchange risk.  Accordingly, Venezuela has been designated a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the bolivar fuerte as the functional currency for our subsidiaries in Venezuela. All bolivar-denominated monetary assets and liabilities are re-measured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in foreign currency exchange gains and losses related to our Venezuelan subsidiaries on the condensed consolidated statements of operations.

As of June 30, 2015, based on further changes in the Venezuelan exchange rate mechanisms and our specific facts and circumstances, we changed the rate used to remeasure all of our Bolivar denominated net monetary assets to the SIMADI rate of 197.2980. As a result of the change, we recorded a remeasurement loss of $31 million and $30 million in the three and six months ended June 30, 2015, respectively. See Note 1, “Organization and Basis of Presentation - Impact of Inflation and Currency Fluctuation” for further details.

Senior Notes Issuances and Repurchase

In June 2015, we issued $400 million of 5.50% senior notes due 2025 and €400 million of 4.50% senior notes due 2023 and used the net proceeds of these notes to retire the existing $750 million of 8.375% senior notes due 2021.  The aggregate repurchase price was $866 million, which primarily included the principle amount of $750 million, premium of $99 million and accrued interest of $17 million.  We recognized a total net pre-tax loss of $111 million in the three months ended June 30, 2015.  See Note 10, “Debt and Credit Facilities” for further details.

Regional Reorganization

During the second quarter of 2015, we underwent a reorganization of our Asia, Middle East, Africa and Turkey region (AMAT).  This reorganization involved transitioning the previously reported AMAT region to an Asia Pacific (APAC) region, which now includes Asia, Australia, New Zealand, Japan and Korea, and moving the Middle East, Africa and Turkey countries into the Company’s existing European regional organization, now referred to as EMEA.  This took effect beginning in the second quarter of 2015.

Repurchase of Common Shares

During the six months ended June 30, 2015, we repurchased 3,171,008 million shares for $150 million.  This includes 546,574 shares repurchased under our accelerated shares repurchase agreement of $25 million.  On July 14, 2015, 2015 we announced that our Board of Directors had authorized a repurchase program of up to $1.5 billion of the Company’s common stock, reflecting its commitment to return value to shareholders.  Through July 31, 2015, we repurchased 6.3 million shares for approximately $314 million.  See Note 16, “Stockholders’ Equity” for additional information regarding repurchases of common stock.

Highlights of Financial Performance

Below are the highlights of our financial performance for the three months and six months ended June 30, 2015 and 2014:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(In millions, except per share amounts)	2015	2014(1)	Change	2015	2014(1)	Change
Net sales	$1,785.0	$1,973.6	-9.6%	$3,531.4	$3,801.3	-7.1%
Gross profit	$663.8	$679.6	-2.3%	$1,313.4	$1,319.2	-0.4%
As a % of net sales	37.2%	34.4%		37.2%	34.7%
Operating profit	$207.0	$171.9	20.4%	$390.6	$325.4	20.0%
As a % of net sales	11.6%	8.7%		11.1%	8.6%
Net earnings available to common stockholders	$28.1	$60.1	-53.2%	$125.3	$131.0	-4.3%
Net earnings per common share - basic	$0.13	$0.28	-53.6%	$0.60	$0.62	-3.2%
Net earnings per common share - diluted	$0.13	$0.28	-53.6%	$0.59	$0.61	-3.3%
Weighted average number of common shares outstanding:
Basic	208.5	213.5		208.7	210.1
Diluted	211.3	215.5		211.5	215.4
Non-U.S. GAAP Adjusted EBITDA(2)	$307.6	$283.8	8.4%	$591.8	$534.5	10.7%
Non-U.S. GAAP Adjusted EPS	$0.60	$0.42	42.9%	$1.14	$0.75	52.0%

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

(2)	See “Diluted Net Earnings per Common Share” for a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP adjusted EPS.

Diluted Net Earnings per Common Share

The following table presents a reconciliation of our U.S. GAAP EPS to non-U.S. GAAP adjusted EPS.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Net		Net		Net		Net
(In millions, except per share data)	Earnings	EPS	Earnings	EPS(1)	Earnings	EPS	Earnings	EPS(1)
U.S. GAAP net earnings and EPS available to common stockholders (2)	$28.1	$0.13	$60.1	$0.28	$125.3	$0.59	$131.0	$0.61
Special items(3)	99.1	0.47	30.3	0.14	116.5	0.55	29.9	0.14
Non-U.S. GAAP adjusted net earnings and EPS available to common stockholders	$127.2	$0.60	$90.4	$0.42	$241.8	$1.14	$160.9	$0.75
Weighted average number of common shares outstanding - Diluted		211.3		215.5		211.5		215.4

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

For the three months ended June 30, 2015, this amount primarily includes loss on debt redemption and refinancing activities of $111 million ($72 million, net of taxes), foreign currency exchange losses related to Venezuelan subsidiaries of $31 million ($31 million, net of taxes), restructuring and other associated costs related to our Fusion, EQIP and IOP programs of $27 million ($21 million, net of taxes), partially offset by a gain from the sale of our North American foam trays and absorbent pads business of $29 million ($19 million, net of taxes). For the three months ended June 30, 2014, this amount primarily includes restructuring and other associated costs related to our EQIP and IOP programs of $24 million ($20 million, net of taxes) and other expenses, net of $10 million ($8 million, net of taxes).

For the six months ended June 30, 2015, this amount primarily includes loss on debt redemption and refinancing activities of $111 million ($72 million, net of taxes), restructuring and other associated costs related to EQIP and IOP programs of $49 million ($36 million, net of taxes), foreign currency exchange losses related to Venezuelan subsidiaries of $30 million ($30 million, net of taxes), partially offset by the gain on the sale of our North American foam trays and absorbent pads business of $29 million ($19 million, net of taxes). For the six months ended June 30, 2014, this amount primarily includes restructuring and other associated costs related to our EQIP and IOP programs of $35 million ($28 million, net of taxes), foreign currency exchange losses related to Venezuelan subsidiaries of $15 million ($15 million, net of taxes), other expenses, net of $12 million ($11 million, net of taxes).  These amounts were partially offset by gain on Claims Settlement of $21 million ($21 million, net of taxes).   Refer to Note 17, “Commitments and Contingencies” in Part II, Item 8 of our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a description of the Settlement agreement (as defined therein) and related matters.

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
		Effective		Effective		Effective		Effective
(In millions)	Provision	Tax Rate	Provision(1)	Tax Rate	Provision	Tax Rate	Provision(1)	Tax Rate
U.S. GAAP	$14.8	34.5%	$32.9	35.4%	$48.9	28.1%	$43.1	24.8%
Non-U.S. GAAP	$51.8	28.9%	$37.8	29.5%	$90.4	27.2%	$56.7	26.1%

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

The following table presents the approximate favorable or (unfavorable) impact foreign currency translation had on some of our condensed consolidated financial results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Net sales	$(198.8)	$(22.1)	$(344.5)	$(74.0)
Cost of sales (1)	$125.2	$16.9	$214.4	$53.4
Selling, general and administrative expenses	$45.3	$0.5	$82.6	$8.1
Net earnings(1)	$(18.4)	$(2.2)	$(29.2)	$(7.4)
Adjusted EBITDA (1)	$(34.1)	$(3.8)	$(56.5)	$(12.0)

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

Net Sales by Geographic Region

As previously announced, the Company underwent a reorganization of its AMAT region.  This reorganization involved transitioning the previously reported AMAT region to an Asia Pacific (APAC) region, which now includes Asia, Australia, New Zealand, Japan and Korea, and moving the Middle East, Africa and Turkey countries into the Company’s existing European regional organization, now referred to as EMEA.  This took effect beginning in the second quarter of 2015.  Net sales by geographic region for the three months and six months ended June 30, 2015 and 2014 as follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(In millions)	2015	2014	Change	2015	2014	Change
North America	$738.8	$783.8	(5.7)%	$1,476.1	$1,504.9	(1.9)%
As a % of net sales	41.4%	39.7%		41.8%	39.6%
EMEA(1)	617.2	728.1	(15.2)%	1,197.9	1,389.6	(13.7)%
As a % of net sales	34.6%	36.9%		33.9%	36.6%
Latin America	181.2	200.0	(9.5)%	358.9	387.3	(7.4)%
As a % of net sales	10.2%	10.1%		10.2%	10.2%
APAC(2)	247.8	261.7	(5.2)%	498.5	519.5	(4.1)%
As a % of net sales	13.9%	13.3%		14.1%	13.7%
Total	$1,785.0	$1,973.6	(9.6)%	$3,531.4	$3,801.3	(7.1)%

(1)	EMEA = Europe, Middle East and Africa
(2)	APAC = Asia, Australia, New Zealand, Japan and Korea

By geographic region, the components of the increase in net sales for the three months and six months ended June 30, 2015 compared to 2014 were as follows:

Three Months Ended June 30, 2015 (in millions)	North America		EMEA		Latin America		APAC		Total
2014 net sales	$783.8		$728.1		$200.0		$261.7		$1,973.6

Volume-Units	8.5	1.1%	9.9	1.4%	(6.3)	(3.2)%	5.9	2.3%	18.0	0.9%
Product price/mix	10.0	1.3%	10.9	1.5%	23.8	11.9%	3.3	1.3%	48.0	2.4%
Divestiture	(55.9)	(7.1)%	—	—%	—	—%	—	—%	(55.9)	(2.8)%
Total constant dollar change (Non-U.S. GAAP)	(37.4)	(4.7)%	20.8	2.9%	17.5	8.8%	9.2	3.6%	10.1	0.5%
Foreign currency translation	(7.6)	(1.0)%	(131.7)	(18.1)%	(36.3)	(18.2)%	(23.1)	(8.8)%	(198.7)	(10.1)%
Total	(45.0)	(5.7)%	(110.9)	(15.2)%	(18.8)	(9.5)%	(13.9)	(5.2)%	(188.6)	(9.6)%

2015 net sales	$738.8		$617.2		$181.2		$247.8		$1,785.0

Six Months Ended June 30, 2015 (in millions)	North America		EMEA		Latin America		APAC		Total
2014 net sales(1)	$1,504.9		$1,389.6		$387.3		$519.5		$3,801.3

Volume-Units	12.7	0.8%	18.0	1.3%	(15.3)	(4.0)%	13.1	2.5%	28.5	0.7%
Product price/mix	28.5	1.9%	23.0	1.7%	45.3	11.7%	5.2	1.0%	102.0	2.7%
Divestiture	(55.9)	(3.7)%	—	—%	—	—%	—	—%	(55.9)	(1.4)%
Total constant dollar change (Non-U.S. GAAP)	(14.7)	(1.0)%	41.0	3.0%	30.0	7.7%	18.3	3.5%	74.6	2.0%
Foreign currency translation	(14.1)	(0.9)%	(232.7)	(16.7)%	(58.4)	(15.1)%	(39.3)	(7.6)%	(344.5)	(9.1)%
Total change (U.S. GAAP)	(28.8)	(1.9)%	(191.7)	(13.7)%	(28.4)	(7.4)%	(21.0)	(4.1)%	(269.9)	(7.1)%

2015 net sales(1)	$1,476.1		$1,197.9		$358.9		$498.5		$3,531.4

Net Sales by Segment

The following table presents net sales by our segment reporting structure:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(In millions)	2015	2014	Change	2015	2014	Change
Net Sales:
Food Care	$846.6	$962.1	(12.0)%	$1,726.4	$1,866.4	(7.5)%
As a % of Total Company net sales	47.4%	48.7%		48.9%	49.1%
Diversey Care	535.0	581.3	(8.0)%	1,002.9	1,086.4	(7.7)%
As a % of Total Company net sales	30.0%	29.5%		28.4%	28.6%
Product Care	381.0	408.7	(6.8)%	758.1	802.5	(5.5)%
As a % of Total Company net sales	21.3%	20.7%		21.5%	21.1%
Total Reportable Segments	1,762.6	1,952.1	(9.7)%	3,487.4	3,755.3	(7.1)%
Other	22.4	21.5	4.2%	44.0	46.0	(4.3)%
Total Company	$1,785.0	$1,973.6	(9.6)%	$3,531.4	$3,801.3	(7.1)%

Components of Change in Net Sales by Segment

The following tables present the components of change in net sales by our segment reporting structure for the three months and six months ended June 30, 2015 compared with June 30, 2014. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

Three Months Ended June 30, 2015 (in millions)	Food Care		Diversey Care		Product Care		Other		Total Company
2014 Net Sales	$962.1		$581.3		$408.7		$21.5		$1,973.6

Volume - Units	14.7	1.5%	9.5	1.6%	(6.7)	(1.6)%	0.5	2.3%	18.0	0.9
Product price/mix(1)	26.3	2.7%	12.5	2.2%	5.5	1.3%	3.7	17.2%	48.0	2.4
Divestiture	(55.9)	(5.8)%	—	—%	—	—%	—	—%	(55.9)	(2.8)
Total constant dollar change (Non-U.S. GAAP)	(14.9)	(1.6)%	22.0	3.8%	(1.2)	(0.3)%	4.2	19.5%	10.1	0.5
Foreign currency translation	(100.6)	(10.4)%	(68.3)	(11.8)%	(26.5)	(6.5)%	(3.3)	(15.3)%	(198.7)	(10.1)
Total change (U.S. GAAP)	(115.5)	(12.0)%	(46.3)	(8.0)%	(27.7)	(6.8)%	0.9	4.2%	(188.6)	(9.6)

2015 Net Sales	$846.6		$535.0		$381.0		$22.4		$1,785.0

Six Months Ended June 30, 2015 (in millions)	Food Care		Diversey Care		Product Care		Other		Total Company
2014 Net Sales	$1,866.4		$1,086.4		$802.5		$46.0		$3,801.3

Volume - Units	37.5	2.0%	8.6	0.8%	(16.1)	(2.0)%	(1.5)	(3.3)%	28.5	0.7
Product price/mix(1)	56.4	3.0%	21.0	1.9%	19.3	2.4%	5.3	11.5%	102.0	2.7
Divestiture	(55.9)	(3.0)%	—	—%	—	—%	—	—%	(55.9)	(1.4)
Total constant dollar change (Non- U.S. GAAP)	38.0	2.0%	29.6	2.7%	3.2	0.4%	3.8	8.2%	74.6	2.0
Foreign currency translation	(178.0)	(9.5)%	(113.1)	(10.4)%	(47.6)	(5.9)%	(5.8)	(12.5)%	(344.5)	(9.1)
Total change (U.S. GAAP)	(140.0)	(7.5)%	(83.5)	(7.7)%	(44.4)	(5.5)%	(2.0)	(4.3)%	(269.9)	(7.1)

2015 Net Sales	$1,726.4		$1,002.9		$758.1		$44.0		$3,531.4

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

Food Care

Three Months Ended June 30, 2015 Compared With the Same Period of 2014

The $15 million, or 2%, constant dollar decrease in net sales in 2015 compared with 2014 was primarily due to:

●	The divestiture of the North American foam trays and absorbent pads business of $56 million.

This was partially offset by:

●

favorable product price/mix primarily in Latin America, EMEA and North America, reflecting favorable results from better mix and disciplined pricing from the progression of our pricing and value initiatives implemented to offset currency de-valuation and non-material inflationary costs; and

●	higher unit volumes in North America and APAC due to strong demand for our innovative products, value added solutions and new platforms.

Six Months Ended June 30, 2015 Compared With the Same Period of 2014

The $38 million, or 2%, constant dollar increase in net sales in 2015 compared with 2014 was primarily due to:

●

favorable product price/mix primarily in Latin America, North America and EMEA reflecting favorable results from better mix and disciplined pricing from the progression of our pricing and value initiatives implemented to offset currency de-valuation and non-material inflationary costs; and

●	higher unit volumes in EMEA, North America and APAC due to strong demand for our innovative products, value added solutions and new platforms.

These were partially offset by:

●	the divestiture of our North American foam trays and absorbent pads business of $56 million.

Diversey Care

Three Months Ended June 30, 2015 Compared With the Same Period of 2014

The $22 million, or 4%, constant dollar increase in net sales in 2015 compared with 2014 was primarily due to:

●

favorable product price/mix in EMEA, Latin America and North America due to increased sales as a result of new customers and strong end market demand, especially in the food service, hospitality and healthcare sectors; and

●	higher unit volumes primarily in North America.

Six Months Ended June 30, 2015 Compared With the Same Period of 2014

The $30 million, or 3%, constant dollar increase in net sales in 2015 compared with 2014 was primarily due to:

●

favorable product price/mix in EMEA, Latin America and North America due to increased sales as a result of new customers and strong end market demand, especially in the food service, hospitality and healthcare sectors; and

●	higher unit volumes in North America.

Product Care

Three Months Ended June 30, 2015 Compared With the Same Period of 2014

The $1 million, or less than 1%, constant dollar decrease in net sales in 2015 compared with 2014 was primarily due to:

●	lower unit volumes across most regions due to rationalization efforts, particularly in Latin America and to a lesser extent, North America.

This was partially offset by:

●

favorable product price/mix in most regions, primarily in North America and Latin America, reflecting results from our focus on maintaining pricing disciplines and an increase of sales from high-performance packaging solutions, including cushioning and packaging systems as compared to sales from general packaging solutions, and the progression of our pricing and value initiatives implemented to offset increases in raw material costs and non-material inflationary costs as well as currency devaluation.

Six Months Ended June 30, 2015 Compared With the Same Period of 2014

The $3 million, or less than 1%, constant dollar increase in net sales in 2015 compared with 2014 was primarily due to:

●

favorable product price/mix across all regions, primarily in North America and Latin America reflecting results from our focus on maintaining pricing disciplines and an increase of sales from high-performance packaging solutions, including cushioning and packaging systems as compared to sales from general packaging solutions, and the progression of our pricing and value initiatives implemented to offset increases in raw material costs and non-material inflationary costs as well as currency devaluation.

This was partially offset by:

●	lower unit volumes across most regions due to rationalization efforts, particularly in Latin America and to a lesser extent, North America.

Cost of Sales

Cost of sales for the three months and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(In millions)	2015	2014	Change	2015	2014	Change
Net sales	$1,785.0	$1,973.6	(9.6)%	$3,531.4	$3,801.3	(7.1)%
Cost of sales	1,121.2	1,294.0	(13.4)%	2,218.0	2,482.1	(10.6)%
As a % of net sales	62.8%	65.6%		62.8%	65.3%

Three Months Ended June 30, 2015 Compared With the Same Period of 2014

Cost of sales was impacted by favorable foreign currency translation of $125 million. On a constant dollar basis, cost of sales decreased $48 million, or 4%, primarily due to:

●	the divestiture of the North American foam trays and absorbent pads business of $45 million; and
●	the favorable impact of $12 million related to cost synergies, other supply chain efficiencies and lower raw material costs.

These were partially offset by:

●	inflationary costs of approximately $12 million, primarily related to non-material inflation including salaries, wages and benefit expenses.

Six Months Ended June 30, 2015 Compared With the Same Period of 2014

Cost of sales was impacted by favorable foreign currency translation of $214 million. On a constant dollar basis, cost of sales decreased $50 million, or 2%, primarily due to:

●	the divestiture of the North American foam trays and absorbent pads business of $45 million; and
●	the favorable impact of $19 million related to cost synergies, other supply chain efficiencies and lower raw material costs.

These were partially offset by:

●	inflationary costs of approximately $23 million, primarily related to non-material inflation including salaries, wages and benefit expenses.

We anticipate raw material costs will continue to have a favorable impact on cost of sales in 2015 as compared with 2014; however, we also expect an unfavorable impact on net earnings related to foreign currency.  Our pricing actions could be placed under negative pressure due to declines in raw material costs and could result in a loss of sales volumes as certain customers may choose to purchase products from our competitors at lower prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months and six months ended June 30, 2015 and 2014 are included in the table below.

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(In millions)	2015	2014	Change	2015	2014	Change
Selling, general and administrative expenses	$415.3	$460.7	(9.9)%	$843.1	$909.0	(7.2)%
As a % of net sales	23.3%	23.3%		23.9%	23.9%

Three Months Ended June 30, 2015 Compared With the Same Period of 2014

SG&A expenses were impacted by favorable foreign currency translation of $45 million. On a constant dollar basis, SG&A expenses were flat primarily due to:

●	higher compensation and benefits expenses of $4 million, primarily reflecting the impact of annual salary increases and inflation; and
●	other general and administrative expenses of $2 million related to the Intellibot acquisition.

These factors were partially offset by the favorable impact of cost synergies of $11 million realized from our restructuring activities.

Six Months Ended June 30, 2015 Compared With the Same Period of 2014

SG&A expenses were impacted by favorable foreign currency translation of $83 million. On a constant dollar basis, SG&A expenses increased $17 million, or 2%. This increase was primarily due to:

●	higher compensation and benefits expenses of $18 million, primarily reflecting the impact of annual salary increases and inflation;
●	higher restructuring associated costs of $4 million;
●	higher information system expense of $2 million, primarily due to our ERP software implementations and upgrades;
●	higher research and development and customer service expenses of $2 million; and
●	other general and administrative expenses of $2 million related to the Intellibot acquisition.

These factors were partially offset by the favorable impact of cost synergies of $20 million realized from our restructuring activities.

Amortization Expense of Intangible Assets Acquired

Amortization expense of intangible assets acquired for the three months and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(In millions)	2015	2014	Change	2015	2014	Change
Amortization expense of intangible assets acquired	$23.0	$31.2	(26.3)%	$45.6	$62.4	(26.9)%
As a % of net sales	1.3%	1.6%		1.3%	1.6%

Amortization expense of intangibles for the three months and six months ended June 30, 2015 was impacted by favorable foreign currency translation of $2 million and $4 million, respectively. On a constant dollar basis, amortization expense decreased $6 million, or 20% and $13 million, or 21%, respectively. These decreases were primarily due to certain license agreements and software which we acquired as part of the Diversey acquisition, which were fully amortized as of September 2014.

Stock Appreciation Rights Expense

SARs expense for the three months and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(In millions)	2015	2014	Change	2015	2014	Change
Stock appreciation rights expense	$1.6	$1.7	(5.9)%	$4.5	$2.2	104.5%
As a % of net sales	0.1%	0.1%		0.1%	0.1%

SARs expense includes the impact of changes in the share price of our common stock. The share price of our common stock has increased approximately 22% in the first half of 2015 and was relatively unchanged in the first half of 2014.  See Note 16, “Stockholders’ Equity,” for further details of our SARs program. As of June 30, 2015, we had approximately 135,000 SARs outstanding, all of which are now fully vested.

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

The Company currently estimates that it will incur aggregate costs of approximately $395 million to $405 million in connection with the implementation of this Plan, which compares to previously reported estimates of $275 million to $285 million.  The increase represents our recent decision to build and own the Campus in Charlotte, North Carolina, rather than lease it.  The cost of the Charlotte campus is estimated to be approximately $120 million.  The net cash cost of the Plan is now expected to be in the range of $330 million to $340 million. The costs associated with the Plan, the majority of which are expected to be incurred between 2015 and 2017, will primarily consist of (i) a reduction in headcount through reorganization and integration, including severance and termination benefits for employees, expected to be approximately $115 million to $120 million, and (ii) other costs associated with the Plan, primarily relating to the building costs of the Charlotte campus, rationalization, consolidation and relocation of certain portions of our global supply chain and other facilities and offices, expected to be approximately $280 million to $285 million. Included in the total cash costs, the Company anticipates approximately $175 million to $185 million of capital expenditures related to the Plan, including the building of the Charlotte campus, of which the majority is expected to be incurred between 2015 and 2016.

The Plan is currently estimated to generate annualized synergies of approximately $90 million to $100 million by the end of 2018.  Additionally, the Plan is expected to generate cash and benefits of approximately $65 million from the sale of certain assets, state and local incentives in connection with the relocation of the Company’s headquarters and reductions in working capital. We achieved $2 million of incremental cost synergies in the three months ended June 30, 2015 and $3 million for the six months ended June 30, 2015 related to this program compared with the same period in 2014. We achieved these synergies in selling, general and administrative expenses ($2 million for the three months June 30, 2015 and $3 million for the six months ended June 30, 2015).

Earnings Quality Improvement Program (EQIP)

On May 1, 2013, we commenced with our EQIP, which is an initiative to deliver meaningful cost savings and network optimization. The plan is estimated to generate annualized savings of approximately $90-$110 million by the end of 2016.  We achieved $12 million of incremental cost synergies in the three months ended June 30, 2015 and $25 million for the six months ended June 30, 2015 related to this program compared with the same period in 2014. We achieved these synergies in cost of sales ($5 million for the three months ended June 30, 2015 and $11 million for the six months ended June 30, 2015) and in selling, general and administrative expenses ($7 million for the three months June 30, 2015 and $14 million for the six months ended June 30, 2015). We achieved these synergies in selling, general and administrative expenses primarily in our Food Care and Diversey Care divisions.

Integration and Optimization Program (IOP)

In December 2011, we initiated a restructuring program associated with the integration of Diversey’s business following our acquisition of Diversey on October 3, 2011. This program is expected to be substantially completed by the end of 2015.  We achieved $2 million of incremental cost synergies in the three months ended June 30, 2015 and $5 million for the six months ended June 30, 2015 related to this program compared with the same period in 2014. We achieved these synergies in cost of sales ($0 million for the three months ended June 30, 2015 and $2 million for the six months ended June 30, 2015) and in selling, general and administrative expenses ($2 million for the three months June 30, 2015 and $3 million for the six months ended June 30, 2015). We achieved these synergies in selling, general and administrative expenses primarily in our Food Care and Diversey Care divisions.

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

See Note 4, “Segments,” for the reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings and other segment details.

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(In millions)	2015	2014(1)	Change	2015	2014(1)	Change
Food Care	$173.7	$157.8	10.1%	$364.2	$316.8	15.0%
Adjusted EBITDA Margin	20.5%	16.4%		21.1%	17.0%
Diversey Care	69.1	72.4	(4.6)%	110.1	116.8	(5.7)%
Adjusted EBITDA Margin	12.9%	12.5%		11.0%	10.8%
Product Care	79.0	72.0	9.7%	154.6	141.1	9.6%
Adjusted EBITDA Margin	20.7%	17.6%		20.4%	17.6%
Total Reportable Segments Adjusted EBITDA	321.8	302.2	6.5%	628.9	574.7	9.4%
Other	(14.2)	(18.4)	(22.8)%	(37.1)	(40.2)	(7.7)%
Non-U.S. GAAP Total Company Adjusted EBITDA	$307.6	$283.8	8.4%	$591.8	$534.5	10.7%
Adjusted EBITDA Margin	17.2%	14.4%		16.8%	14.1%

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

The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment in the three months and six months ended June 30, 2015 as compared with the prior period.

Food Care

Three Months Ended June 30, 2015 Compared With the Same Period of 2014

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $15 million. On a constant dollar basis, Adjusted EBITDA increased $31 million, or 19%, in 2015 compared with the same period in 2014 primarily due to the impact of:

●	favorable product/price mix, margin expansion, and manufacturing efficiency improvements of $31 million;
●	cost synergies of $7 million primarily due to EQIP restructuring program; and
●	higher unit volumes of $5 million.

These favorable drivers were partially offset by:

●	the effect of the divestiture of the North American foam trays and absorbent pads business of $12 million.

Six Months Ended June 30, 2015 Compared With the Same Period of 2014

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $29 million. On a constant dollar basis, Adjusted EBITDA increased $76 million, or 24%, in 2015 compared with the same period in 2014 primarily due to the impact of:

●	favorable product/price mix, margin expansion, and manufacturing efficiency improvements of $64 million;
●	cost synergies of $15 million primarily due to EQIP restructuring program; and
●	higher unit volumes of $17 million.

These favorable drivers were partially offset by:

●	the effect of the divestiture of the North American foam trays and absorbent pads business of $12 million; and
●	an increase in SG&A and other expense of $9 million, primarily related to compensation and benefits expense of $6 million reflecting the impact of annual salary increases and inflation.

Diversey Care

Three Months Ended June 30, 2015 Compared With the Same Period of 2014

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $12 million. On a constant dollar basis, Adjusted EBITDA increased $9 million, or 12%, in 2015 compared with the same period in 2014 primarily due to the impact of:

●	favorable product/price mix of $7 million;
●	cost synergies of $5 million primarily due to EQIP restructuring program; and
●	higher unit volumes of $3 million.

These favorable drivers were partially offset by:

●

an increase in SG&A and other expense of $7 million, primarily due to compensation and benefits expense reflecting the impact of annual salary increases and inflation and higher research and development and customer service expenses.

Six Months Ended June 30, 2015 Compared With the Same Period of 2014

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $18 million. On a constant dollar basis, Adjusted EBITDA increased $11 million, or 10%, in 2015 compared with the same period in 2014 primarily due to the impact of:

●	cost synergies of $10 million primarily due to EQIP restructuring program;
●	favorable product/price mix and manufacturing efficiency improvements of $7 million; and
●	higher unit volumes of $2 million.

These favorable drivers were partially offset by:

●

an increase in SG&A and other expense of $8 million, primarily due to compensation and benefits expense reflecting the impact of annual salary increases and inflation and higher research and development and customer service expenses.

Product Care

Three Months Ended June 30, 2015 Compared With the Same Period of 2014

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $6 million. On a constant dollar basis, Adjusted EBITDA increased $13 million, or 18%, in 2015 compared with the same period in 2014 primarily due to the impact of:

●	favorable product/price mix and manufacturing efficiency improvements of $17 million; and
●	cost synergies of $2 million primarily due to EQIP restructuring program.

These favorable drivers were partially offset by:

●	impact of lower unit volumes of $4 million; and
●	an increase in SG&A and other expense of $2 million, primarily due to compensation and benefits expense reflecting the impact of annual salary increases and inflation.

Six Months Ended June 30, 2015 Compared With the Same Period of 2014

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $10 million. On a constant dollar basis, Adjusted EBITDA increased $24 million, or 17%, in 2015 compared with the same period in 2014 primarily due to the impact of:

●	favorable product/price mix and manufacturing efficiency improvements of $34 million; and
●	cost synergies of $4 million primarily due to EQIP restructuring program.

These favorable drivers were partially offset by:

●	an increase in SG&A and other expense of $8 million, primarily due to compensation and benefits expense reflecting the impact of annual salary increases and inflation; and
●	impact of lower unit volumes of $7 million.

Other

Three Months Ended June 30, 2015 Compared With the Same Period of 2014

This category’s Adjusted EBITDA loss decreased $4 million in the three months ended June 30, 2015 as compared with the same period in 2014, primarily due to the impact of cost synergies in Corporate.

Six Months Ended June 30, 2015 Compared With the Same Period of 2014

This category’s Adjusted EBITDA loss decreased $3 million in the six months ended June 30, 2015 as compared with the same period in 2014, primarily due to the impact of cost synergies in Corporate.

Reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP Net Earnings Available to Common Stockholders

The following table shows a reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP net earnings  available to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014(1)	2015	2014(1)
Total Company Adjusted EBITDA	$307.6	$283.8	$591.8	$534.5
Depreciation and amortization (2)	(69.3)	(81.6)	(142.4)	(164.4)
Special items:
Accelerated depreciation of non-strategic assets related to restructuring programs	(0.3)	(0.1)	0.3	(0.1)
Restructuring and other charges(3)	(16.9)	(14.1)	(29.6)	(20.2)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(10.2)	(9.6)	(19.3)	(15.0)
SARs	(1.6)	(1.7)	(4.5)	(2.2)
Foreign currency exchange (loss) gains related to Venezuelan subsidiaries	(30.5)	0.2	(29.7)	(14.8)
Loss on debt redemption and refinancing activities	(110.8)	(0.4)	(111.3)	(0.8)
Gain from Claims Settlement in 2014 and related costs	—	—	—	21.1
Gain from sale of North America foam trays and absorbent pads business	29.2	—	29.2	—
Other income (expense), net	4.7	(9.6)	7.2	(11.6)
Interest expense	(59.0)	(73.9)	(117.5)	(152.4)
Income tax provision	14.8	32.9	48.9	43.1
Net earnings available to common stockholders	$28.1	$60.1	$125.3	$131.0

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

(2)	Depreciation and amortization by segment, including share-based incentive compensation, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Food Care	$26.7	$27.1	$55.2	$59.1
Diversey Care	25.2	29.8	51.3	62.1
Product Care	9.4	9.9	19.5	20.5
Total reportable segments	61.3	66.8	126.0	141.7
Other	8.0	14.8	16.4	22.7
Total Company depreciation and amortization(1)	$69.3	$81.6	$142.4	$164.4

(1)	Includes share-based incentive compensation
(3)	Restructuring and other charges by our segment reporting structure were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Food Care	$7.2	$7.0	$14.1	$11.1
Diversey Care	6.3	3.4	9.5	3.8
Product Care	3.3	3.5	5.9	5.0
Total reportable segments	16.8	13.9	29.5	19.9
Other	0.1	0.2	0.1	0.3
Total Company restructuring and other charges	$16.9	$14.1	$29.6	$20.2

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

Interest expense for the three months and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended			Six Months Ended
	June 30,		2015 vs. 2014	June 30,		2015 vs. 2014
(In millions)	2015	2014	Change	2015	2014	Change
Interest expense on the amount payable for the Settlement agreement(1)	$—	$—	$—	$—	$4.6	$(4.6)
Interest expense on our various debt instruments:
12% Senior Notes due February 2014(2)	—	—	—	—	2.1	(2.1)
Term Loan A due July, 2017(3)	6.3	—	6.3	13.5	—	13.5
Term Loan A due July 2019 (October 2016 prior to refinance)(3)	1.1	5.5	(4.4)	2.2	11.7	(9.5)
Term Loan B due October 2018 (3)	—	6.6	(6.6)	—	13.0	(13.0)
Revolving credit facility due July 2019 (October 2016 prior to refinance)(3)	0.6	4.1	(3.5)	1.2	7.7	(6.5)
8.125% Senior Notes due September 2019(4)	—	15.8	(15.8)	—	31.3	(31.3)
6.50% Senior Notes due December 2020	7.0	6.7	0.3	14.0	13.3	0.7
8.375% Senior Notes due September 2021(5)	14.4	16.2	(1.8)	30.4	32.2	(1.8)
4.875% Senior Notes due December 2022(4)	5.4	—	5.4	10.7	—	10.7
5.25% Senior Notes due April 2023	5.8	5.8	—	11.5	11.5	—
4.50% Senior Notes due September 2023(5)	0.9	—	0.9	0.9	—	0.9
5.125% Senior Notes due December 2024(4)	5.5	—	5.5	11.1	—	11.1
5.50% Senior Notes due September 2025(5)	0.9	—	0.9	0.9	—	0.9
6.875% Senior Notes due July 2033	7.8	7.7	0.1	15.5	15.4	0.1
Other interest expense	4.9	6.7	(1.8)	8.6	12.1	(3.5)
Less: capitalized interest	(1.6)	(1.2)	(0.4)	(3.0)	(2.5)	(0.5)
Total	59.0	$73.9	$(14.9)	117.5	$152.4	$(34.9)

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
(3)

On July 25, 2014 the Company entered into a second restatement agreement.  See Note 11, “Debt and Credit Facilities” in Part II, Item 8 of our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for further information.

(4)	In November 2014, we issued $425 million of 4.875% Senior Notes and $425 million of 5.125% notes and used substantially all of the proceeds to retire the 8.125% Senior Notes due September 2019.
(5)

In June 2015, we issued $400 million of 5.50% senior notes due 2025 and €400 million of 4.50% senior notes due 2023 and used the net proceeds of these notes to retire the existing $750 million of 8.375% senior notes due 2021.

Foreign Currency Exchange (Losses) Gains Related to Venezuelan Subsidiaries

Effective January 1, 2010, Venezuela was designated a highly inflationary economy. The foreign currency exchange gains and losses we recorded in 2015 and 2014 for our Venezuelan subsidiary were the result of the significant changes in the exchange rates used to remeasure our Venezuelan subsidiary’s financial statements at the balance sheet date. We believe these gains and losses are attributable to the unstable foreign currency environment in Venezuela.  See Note 1, “Organization and Basis of Presentation – Impact of Inflation and Currency Fluctuation” for further details.

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

Sale of Equity Investment

In September 2007, we established a joint venture that supported our Food Care segment in Turkey. We accounted for the joint venture under the equity method of accounting with our proportionate share of net income or losses included in other expense, net, on the consolidated statements of operations.   In the second quarter of 2012, we recorded other-than-temporary impairment of $26 million ($18 million, net of taxes, or $0.09 per diluted share). This impairment primarily consisted of the recognition of a current liability for the guarantee we issued related to the uncommitted credit facility of $20 million. The other component of the impairment was a $4 million write-down of the carrying value of the investment to zero at June 30, 2012. We also recorded provisions for bad debt on receivables due from the joint venture to the Company of $2 million, which was included in marketing, administrative and development expenses.

In the second quarter of 2015, Sealed Air sold its equity interest in the joint venture which had a carrying value of zero and in connection with the closing of this sale, Sealed Air and the other partner had to pay a portion of the outstanding debt that the joint venture owed for which Sealed Air had recorded a current liability in 2012.  At closing, Sealed Air also collected its outstanding receivables and paid certain payables to the joint venture.   As a result of these transactions, we recorded in the second quarter of 2015 pre-tax income of $5.4 million which was all reflected as a Special Item.  Included in this amount was $1.2 million related to the portion of the debt that the partner paid which is reflected in Other Income, $2.0 million due to the reversal of allowance for bad debts which is reflected in selling, general and administrative expense and in other income, net and $2.2 million related to the impact of the revaluation of the non-U.S. dollar denominated contingent liability and the related foreign currency forward contracts which was included in other income, net.  In July 2015, the partner paid the remaining outstanding debt balance and Sealed Air was relieved of its remaining guarantee obligation.  Therefore, the remaining liability for the guarantee will be reversed and Sealed Air is expecting to record pre-tax income of $5.4 million during the third quarter of 2015 due to this portion of the transaction.

Other Income (Expense), Net

See Note 18, “Other Income (Expense), net,” for the components and discussion of other income, net.

Income Taxes

Our effective income tax rate for the three months ended June 30, 2015 was 34.5% and for the six months ended June 30, 2015 was 28.1%. Our effective income tax rate benefited from a favorable mix with earnings in jurisdictions with low tax rates; however, the effective tax rate was negatively impacted by foreign currency exchange losses in Venezuela of approximately $30 million for which we will receive no tax benefits.  As this loss was driven by the Company’s change to an alternative foreign exchange market, the tax impact of this loss is treated as a discrete item for the three months ended June 30, 2015.

Our effective income tax rate for the three months ended June 30, 2014 was 35.4% and for the six months ended June 30, 2014 was 24.8%.  Our effective income tax rate benefited from a favorable earnings mix with earnings in jurisdictions with low tax rates.  In addition, our rate benefited from certain favorable discrete items totaling approximately $14 million, including $7 million from a favorable tax settlement and approximately $6 million from the release of reserves related to the statute of limitations and a successful judicial verdict.  The favorable factors were partially offset by the $15 million foreign currency exchange losses related to Venezuelan subsidiaries with no tax benefit and the lapse of various U.S. tax provisions (the “Extenders”), including the research and development credit and certain foreign provisions.

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

Liquidity and Capital Resources

Principal Sources of Liquidity

Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our existing lines of credit, including our Amended Credit Facility, and our accounts receivable securitization programs. Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, dividends, share repurchases, debt obligations, restructuring expenses and other long-term liabilities. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above in the next twelve months.

As of June 30, 2015, we had cash and cash equivalents of $569 million, of which approximately $382 million, or approximately 67%, was located outside of the U.S. As of June 30, 2015, there were certain foreign government regulations restricting transfers on less than $20 million of the cash located outside of the U.S. As of June 30, 2015, our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends.

Cash and Cash Equivalents

The following table summarizes our accumulated cash and cash equivalents:

	June 30,	December 31,
(In millions)	2015	2014
Cash and cash equivalents	$569.2	$322.6

See “Analysis of Historical Cash Flows” below.

Accounts Receivable Securitization Programs

At June 30, 2015, we had $198 million available to us under the programs of which we had no amounts outstanding. At December 31, 2014, we had $192 million available to us under the programs of which we had $36 million outstanding at December 31, 2014. See Note 8, “Accounts Receivable Securitization Programs,” for information concerning these programs.

Lines of Credit

We have a $700 million revolving credit facility. During the first six months of 2015, we utilized borrowings under this facility and currently have no amounts outstanding at June 30, 2015. There was $23 million outstanding under the revolving credit facility at December 31, 2014.  See Note 10, “Debt and Credit Facilities,” for further details.

There was $93 million and $71 million outstanding under various lines of credit extended to our international subsidiaries at June 30, 2015 and December 31, 2014, respectively. See Note 10, “Debt and Credit Facilities,” for further details.

Covenants

At June 30, 2015, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 10, “Debt and Credit Facilities.”

Debt Ratings

Our cost of capital and ability to obtain external financing may be affected by our debt ratings, which the credit rating agencies review periodically. Below is a table that details our credit ratings by the various types of debt by rating agency.

Moody’s
	Investor	Standard
	Services	& Poor’s
Corporate Rating	Ba3	BB
Senior Unsecured Rating	B1	BB
Senior Secured Credit Facility Rating	Ba1	BBB-
Outlook	Positive	Stable

These credit ratings are considered to be below investment grade (with the exception of the BBB - Senior Secured Credit Facility Rating with Standard & Poor’s which is classified as investment grade). If our credit ratings are downgraded, there could be a negative impact on our ability to access capital markets and borrowing costs could increase. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Outstanding Indebtedness

At June 30, 2015 and December 31, 2014, our total debt outstanding consisted of the amounts set forth in the following table.

	June 30,	December 31,
(In millions)	2015	2014
Short-term borrowings	$92.7	$130.4
Current portion of long-term debt	1.6	1.1
Total current debt	94.3	131.5
Total long-term debt, less current portion	4,369.0	4,282.5
Total debt	$4,463.3	$4,414.0

See Note 10, “Debt and Credit Facilities,” for further details.

Analysis of Historical Cash Flow

The following table shows the changes in our consolidated cash flows in the six months ended June 30, 2015 and 2014.

	Six Months Ended
	June 30,
(In millions)	2015	2014
Net cash provided by (used in) operating activities	$463.4	$(755.8)
Net cash provided by (used in) investing activities	72.8	(48.1)
Net cash (used in) provided by financing activities	(251.7)	173.5

Net Cash Provided by (Used in) Operating Activities

Six Months Ended June 30, 2015

Net cash provided by operating activities of $463 million in the first half of 2015 was primarily attributable to:

●

$125 million of net earnings, which included $277 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for depreciation and amortization and share-based incentive compensation expenses; and

●	$235 million tax refund related to the Settlement agreement payment.

These were partially offset by:

●

a net cash use of $174 million in changes in operating assets and liabilities, primarily in other liabilities and inventories, and to a lesser extent, other assets, net.  This activity primarily reflects the timing of certain annual incentive compensation payments.

Six Months Ended June 30, 2014

Net cash used in operating activities of $756 million in the first half of 2014 was primarily attributable to:

●	$930 million used to fund the cash portion of the Settlement agreement, and
●

a net cash use of $160 million in changes in operating assets and liabilities, primarily in inventories, accounts payable, other liabilities and to a lesser extent, trade receivables, net.  This activity reflects the timing of inventory purchases and the related payments of cash along with the timing of certain annual incentive compensation payments and interest payments and the seasonality of sales and collections.

These were partially offset by:

●	$131 million of net earnings, which included
●

$203 million of adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for depreciation and amortization, share-based incentive compensation expenses, gain from Claims Settlement and profit sharing expense.

Net Cash Provided by (Used in) Investing Activities

Six Months Ended June 30, 2015

Net cash provided by investing activities in the first half 2015 of $73 million primarily consisted of proceeds from the sale of business of $76 million, proceeds from settlements of forward contracts of $37 million, and $26 million in proceeds from the sale of our facility located in Racine, Wisconsin and other property and equipment.  These were partially offset by capital expenditures of $58 million related to capacity expansions to support growth in net sales and $9 million related to a business acquisition.  See Note 9, “Restructuring and Relocation Activities” for further discussion on the sale of the Racine facility. Capital expenditures related to our restructuring programs were $5 million in the first half of 2015.

Six Months Ended June 30, 2014

Net cash used in investing activities of $48 million in the first half of 2014 primarily consisted of capital expenditures related to capacity expansions to support growth in net sales, offset by cash proceeds of $6 million from the settlement of forward contracts.  Capital expenditures related to our restructuring programs were $11 million in the first half of 2014.

Net Cash (Used in) Provided by Financing Activities

Six Months Ended June 30, 2015

Net cash used in financing activities of $252 million in the first half of 2015 was primarily due to the following:

●	repayment of $750 million of 8.375% senior notes due 2021,
●	repurchases of common stock of $150 million,
●	payments of debt extinguishment of $99 million,
●	payments of quarterly dividends of $55 million,
●	repayment of $36 million under our accounts receivable securitization program, and
●	repayments of $23 million under our revolving credit facility.

These factors were partially offset by:

●	proceeds from the issuance of $400 million of 5.50% senior notes due 2025,
●	proceeds from the issuance of €400 million of 4.50% senior notes due 2023, and
●	increases in short-term borrowings of $26 million.

Six Months Ended June 30, 2014

Net cash provided by financing activities of $174 million in the first half of 2014 was primarily due to the following:

●	proceeds of $217 million from borrowings under our accounts receivable securitization programs,
●	proceeds of $305 million from borrowing under our revolving credit facility, and
●	incremental borrowing of $40 million from other local lines of credits.

These factors were partially offset by:

●	repayment of $150 million on 12% Senior Notes,
●	repurchase of common stock of $130 million,
●	prepayments of $50 million on Term Loan A, and

●	payments of $56 million of quarterly dividends.

Free Cash Flow

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We typically generate the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the six months ended June 30, 2015 and 2014.

	Six Months Ended
	June 30,
(In millions)	2015	2014	Change
Cash flow provided by (used in) operating activities	$463.4	$(755.8)	$1,219.2
Capital expenditures	(57.6)	(55.1)	(2.5)
Free cash flow(1)	$405.8	$(810.9)	$1,216.7

(1)

Free cash flow was $171 million in 2015 excluding the tax refund received of $235 million in connection with the Settlement agreement. Free cash flow was $119 million in 2014 excluding the payment of the Settlement agreement of $930 million.

Changes in Working Capital

	June 30,	December 31,
(In millions)	2015	2014	Change
Working capital (current assets less current liabilities)	$1,091.0	$990.2	$100.8
Current ratio (current assets divided by current liabilities)	1.7x	1.6 x
Quick ratio (current assets, less inventories divided by current liabilities)	1.2x	1.2 x

The $101 million, or 10%, increase in working capital in the six months ended June 30, 2015 was primarily due to an increase in cash, primarily due to cash provided from continuing operations, an increase in inventories reflecting increased service levels to meet anticipated demand, partially offset by an increase in accounts payable reflecting higher days payable outstanding.

Changes in Stockholders’ Equity

The $88 million, or 8%, decrease in stockholders’ equity in 2015 compared with 2014 was primarily due to:

●

a net increase in treasury stock of $130 million primarily due to the repurchase of common stock into treasury stock of $150 million, partially offset by the transfer of common stock from treasury stock of $27 million related to our 2014 profit sharing plan contribution made in the first quarter of 2015,

●	cumulative translation adjustment of $66 million,
●	dividends paid and accrued on our common stock of $55 million, and
●	unrealized losses on derivative instruments of $20 million.

These were partially offset by:

●	net earnings of $125 million,
●	increase of $43 million in additional paid in capital due primarily to share-based incentive compensation, and
●	a net decrease in unrecognized pension items of $16 million.

We repurchased approximately 3.2 million shares of our common stock in the six months ended June 30, 2015 for $150 million.  This includes 546,574 shares purchased under an accelerated share repurchase program for $25 million at an average price of $45.74 per share. See Note 16, “Stockholders’ Equity,” for further details.

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

Other Derivative Instruments

The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” under the caption “Other Derivative Instruments” is incorporated herein by reference.

Foreign Currency Forward Contracts

At June 30, 2015, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.

The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” under the caption “Foreign Currency Forward Contracts,” is incorporated herein by reference. For further discussion about these contracts and other financial instruments, see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

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

At June 30, 2015, we had no outstanding interest rate collars or options.

The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.

See Note 12, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $117 million in the fair value of the total debt balance at June 30, 2015. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

Foreign Exchange Rates

Operations

As a large global organization, we face exposure to changes in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact our condensed consolidated financial condition and results of operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above for the impacts foreign currency translation had on our operations.

Venezuela

Economic and political events in Venezuela have exposed us to heightened levels of foreign currency exchange risk.  See Note 1, “Organization and Basis of Presentation – Impact of Inflation and Currency Fluctuation” for additional details.

Argentina

Recent economic events in Argentina, including the default on some of its international debt obligations, have exposed us to heightened levels of foreign currency exchange risks. However, as of June 30, 2015, we do not anticipate these events will have a material impact on our 2015 results of operations. For the three months and six months ended June 30, 2015, about 2% of our consolidated net sales and operating income were derived from our businesses in Argentina. As of June 30, 2015, we had net assets of $26 million (including $1 million of cash and cash equivalents) in Argentina. Also, as of June, 2015, our Argentina subsidiaries had a negative cumulative translation adjustment balance of $31 million.

Russia

The U.S. and the European Union (EU) have recently imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities.  Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products.  These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however they may limit the amount of future business the Company does with customers involved in activities in Russia.  As of June 30, 2015, approximately 1% of our consolidated net sales were derived from products sold into Russia.

Greece

Recent economic events in Greece, including missing payment to the International Monetary Fund and the uncertainties relating to the ability of Greece to remain in the European Monetary Union may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of June 30, 2015, we do not anticipate these events will have a material impact on our 2015 results of operations. As of June 30, 2015, less than 1% of our consolidated net sales were derived from products sold into Greece.

Impact of Inflation and Currency Fluctuation

Economic and political events in certain countries have exposed us to heightened levels of inflation and foreign currency exchange risks.  The effects of these could impact our financial condition and results of operations.  See Note 1, “Organization and Basis of Presentation – Impact of Inflation and Currency Fluctuation” for details regarding the impact of inflation and currency fluctuation.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at June 30, 2015 would have caused us to pay approximately $108 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

Our foreign currency forward contracts are described in Note 11, “Derivatives and Hedging Activities,” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference.

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to changes in foreign exchange rates and interest rate and currency swaps related to certain financing transactions. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At June 30, 2015, we had no foreign exchange options outstanding.

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

Net Investment Hedge

During the second quarter of 2015, we entered into a series of foreign currency exchange forwards totaling €270 million.  These foreign currency exchange forwards hedged a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates and expired in June 2015.  The loss of $3.5 million is in accumulated other comprehensive income on our condensed consolidated balance sheet.

The €400 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in fair value of the debt was $0.4 million as of June 30, 2015, and is reflected in long term debt on our condensed consolidated balance sheet.

In March 2015, we entered into a series of cross currency swaps with a combined notional amount of $425 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The fair value of this hedge as of June 30, 2015 was $(28.4) million on our condensed consolidated balance sheet.

For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, settlements and changes in fair values of the derivative instruments are recognized in unrealized net gains or loss on derivative instruments for net investment hedge, a component of accumulated other comprehensive loss, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in other income, net on the condensed consolidated statements of operations.

Other Derivative Instruments

During the second quarter of 2015, we entered into a series of foreign currency exchange options to partially protect the Company’s euro denominated earnings from a decline in the value of the euro.  The notional value of this hedge as of June 30, 2015 was $29.8 million.

We may use other derivative instruments from time to time to manage exposure to foreign exchange rates and to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency.

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $955 million at June 30, 2015 and $500 million at December 31, 2014.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was less than $1 million for the three months ended June 30, 2015.  The provision for the three months ended June 30, 2014 was less than $2 million.  Our provision for bad debt expense was $2 million for the six months ended June 30, 2015 and $4 million for the six months ended June 30, 2014. The allowance for doubtful accounts was $27 million at June 30, 2015 and $29 million at December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended  June 30, 2015, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

			Total Number of	Maximum Number of
			Share Purchased as	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	Paid Per Share	Programs	Plans or Programs
	(a)	(b)	(c)
Balance as of March 31, 2015				8,671,382
April 1, 2015 through April 30, 2015	471,360	$44.92	471,360	8,200,022
May 1, 2015 through May 31, 2015	138,315	45.74	113,393	8,086,629
June 1, 2015 through June 30, 2015	1,158,904	52.00	1,138,927	6,947,702
Total	1,768,579	$49.67	1,723,680	6,947,702

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

	Shares withheld	Average withholding	Forfeitures under
	for tax obligations	price for shares	Omnibus Incentive
Period	and charges	in column “a”	Plan	Total
	(a)	(b)	(c)	(d)
April 2015	—	$—	—	—
May 2015	12,920	43.60	12,002	24,922
June 2015	—	—	19,977	19,977
Total	12,920		31,979	44,899

On August 9, 2007, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase in the aggregate up to 20 million shares of our issued and outstanding common stock (described further under the caption, "Repurchases of Capital Stock," in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 of our Annual Report on Form 10-K). This program had no set expiration date. This program replaced our prior share repurchase program, which we terminated at that time.

On July 9, 2015, the Board of Directors authorized a new stock repurchase program to repurchase up to $1.5 billion of the Company’s issued and outstanding common stock. This new program replaces the previous stock repurchase program approved in August 2007.

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

4.1

Indenture, dated as of June 16, 2015, by and among Sealed Air Corporation, the Guarantors party thereto, U.S. Bank National Association, Elavon Financial Services Limited and Elavon Financial Services Limited, UK Branch. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report June 11, 2015, File No. 1-12139, is incorporated herein by reference.)

4.2	Form of 5.500% senior note due 2025. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report June 11, 2015, File No. 1-12139, is incorporated herein by reference.)
4.3	Form of 4.500% senior note due 2023. (Exhibit 4.3 to the Company’s Current Report on Form 8-K, Date of Report June 11, 2015, File No. 1-12139, is incorporated herein by reference.)
10.1	Relocation Letter. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 14, 2015, File No. 1-12139, is incorporated herein by reference.)
31.1	Certification of Jerome A. Peribere pursuant to Rule 13a-14(a), dated August 4, 2015.
31.2	Certification of Carol P. Lowe pursuant to Rule 13a-14(a), dated August 4, 2015.
32	Certification of Jerome A. Peribere and Carol P. Lowe, pursuant to 18 U.S.C. § 1350, dated August 4, 2015.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: August 4, 2015	By:	/s/ William G. Stiehl
William G. Stiehl
Chief Accounting Officer and Controller