Form 10-Q
period 2015-09-30
SEALED AIR CORP/DE
filed 2015-11-03
CIK 1012100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 197,423,854 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of October 30, 2015.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share data)	September 30, 2015 (unaudited)	December 31, 2014 (1)
ASSETS
Current assets:
Cash and cash equivalents	$334.3	$322.6
Trade receivables, net of allowance for doubtful accounts of $26.1 in 2015 and $28.8 in 2014	898.6	1,002.2
Income tax receivables	55.8	277.0
Other receivables	127.2	127.0
Inventories	765.5	695.3
Deferred taxes	99.4	105.6
Assets held for sale	5.5	69.3
Prepaid expenses and other current assets	199.3	122.1
Total current assets	2,485.6	2,721.1
Property and equipment, net	905.9	970.6
Goodwill	2,917.0	2,998.6
Intangible assets, net	812.8	872.2
Non-current deferred taxes	102.7	105.9
Other non-current assets	362.3	373.3
Total assets	$7,586.3	$8,041.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$280.5	$130.4
Current portion of long-term debt	34.7	1.1
Accounts payable	716.6	638.7
Deferred taxes	8.6	4.8
Liabilities held for sale	—	6.1
Accrued restructuring costs	65.7	55.8
Other current liabilities	877.1	894.0
Total current liabilities	1,983.2	1,730.9
Long-term debt, less current portion	4,334.9	4,282.5
Non-current deferred taxes	146.3	161.5
Other non-current liabilities	679.9	704.0
Total liabilities	7,144.3	6,878.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2015 and 2014	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 225,612,687 in 2015 and 224,683,653 in 2014; shares outstanding: 197,651,615 in 2015 and 210,531,894 in 2014	22.6	22.5
Additional paid-in capital	1,843.6	1,787.0
Retained earnings	577.9	448.5
Common stock in treasury, 27,961,072 shares in 2015 and 14,151,759 shares in 2014	(1,188.9)	(481.4)
Accumulated other comprehensive loss, net of taxes	(813.2)	(613.8)
Total stockholders’ equity	442.0	1,162.8
Total liabilities and stockholders’ equity	$7,586.3	$8,041.7

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
(In millions, except share data)	2015	2014	2015	2014
Net sales	$1,746.2	$1,975.5	$5,277.6	$5,776.8
Cost of sales	1,109.6	1,279.4	3,327.6	3,761.5
Gross profit	636.6	696.1	1,950.0	2,015.3
Selling, general and administrative expenses	400.6	468.8	1,243.7	1,377.8
Amortization expense of intangible assets acquired	21.8	30.4	67.4	92.8
Stock appreciation rights (benefit) expense	(0.4)	1.0	4.1	3.2
Restructuring and other charges	38.4	11.4	68.0	31.6
Operating profit	176.2	184.5	566.8	509.9
Interest expense	(54.8)	(69.7)	(172.3)	(222.1)
Impairment of equity method investment	—	—	—	(5.7)
Foreign currency exchange loss related to Venezuelan subsidiaries	(1.0)	(4.1)	(30.7)	(18.9)
Gain from Claims Settlement	—	—	—	21.1
Gain (loss) on debt redemption and refinancing activities	0.6	(17.7)	(110.7)	(18.5)
Gain (loss) on sale of business	(0.5)	—	28.7	—
Other income (expense), net	5.5	4.5	18.4	5.8
Earnings before income tax provision	126.0	97.5	300.2	271.6
Income tax provision	39.4	36.7	88.3	79.8
Net earnings available to common stockholders	$86.6	$60.8	$211.9	$191.8
Net earnings per common share:
Basic	$0.43	$0.29	$1.02	$0.91
Diluted	$0.42	$0.28	$1.01	$0.89
Dividends per common share	$0.13	$0.13	$0.39	$0.39
Weighted average number of common shares outstanding:
Basic	202.9	210.4	206.7	210.2
Diluted	205.8	213.5	209.5	215.3

See accompanying notes to condensed consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Month Ended		Nine Month Ended
	September 30, (unaudited)		September 30, (unaudited)
(In millions)	2015	2014	2015	2014
Net earnings available to common stockholders	$86.6	$60.8	$211.9	$191.8
Other comprehensive (loss) income, net of taxes:
Recognition of deferred pension items, net of taxes of $(0.6) for the three months ended September 30, 2015, $(2.9) for the three months ended September 30, 2014, $(1.2) for the nine months ended September 30, 2015 and $(3.0) for the nine months ended September 30, 2014	2.0	1.9	9.4	5.4
Unrealized losses on derivative instruments for net investment hedge, net of taxes of $(0.9) for the three months ended September 30, 2015 and $9.9 for the nine months ended September 30, 2015	4.9	—	(14.4)	—
Unrealized losses on derivative instruments for cash flow hedge, net of taxes of $1.4 for the three months ended September 30, 2015, $(0.8) for the three months ended September 30, 2014, $0.9 for the nine months ended September 30, 2015 and $0.4 for the nine months ended September 30, 2014	1.9	4.3	2.7	1.1
Foreign currency translation adjustments	(137.9)	(131.7)	(197.1)	(109.9)
Other comprehensive (loss) income, net of taxes	(129.1)	(125.5)	(199.4)	(103.4)
Comprehensive (loss) income, net of taxes	$(42.5)	$(64.7)	$12.5	$88.4

See accompanying notes to condensed consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, (unaudited)
(In millions)	2015	2014
Net earnings available to common stockholders	$211.9	$191.8
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	162.0	205.0
Share-based incentive compensation	49.1	36.8
Profit sharing expense	26.3	28.3
Loss on debt redemption and refinancing activities	110.7	18.5
Remeasurement loss related to Venezuelan subsidiaries	30.7	18.9
Development grant matter	—	14.0
Impairment on equity method investment	—	5.7
Asset impairment	—	7.4
Provisions for bad debt	3.3	5.4
Provisions for inventory obsolescence	2.9	10.3
Gain from Claims Settlement	—	(21.1)
Deferred taxes, net	(1.2)	0.2
Net gain on disposals of property and equipment and other	(3.6)	(2.7)
Gain on sale of business	(35.6)	—
Other non-cash items	(8.3)	4.9
Changes in operating assets and liabilities:
Trade receivables, net	(45.0)	(62.5)
Inventories	(127.7)	(121.8)
Other assets	(34.3)	(28.5)
Accounts payable	115.0	159.1
Settlement agreement and related items	235.2	(929.7)
Other liabilities	(12.8)	(4.8)
Net cash provided by (used in) operating activities	678.6	(464.8)
Cash flows from investing activities:
Capital expenditures	(112.3)	(93.8)
Proceeds from sale of business	75.6	—
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	(23.5)	(3.6)
Proceeds from sales of property, equipment and other assets	32.4	8.7
Settlement of foreign currency forward contracts	34.7	9.1
Net cash provided by (used in) investing activities	6.9	(79.6)
Cash flows from financing activities:
Net proceeds from borrowings	257.8	233.8
Dividends paid on common stock	(81.2)	(83.9)
Acquisition of common stock for tax withholding obligations under our Omnibus stock plan and 2005 Contingent Stock Plan	(8.7)	(2.9)
Repurchases of common stock	(685.7)	(134.0)
Payments for debt extinguishment/issuance costs	(108.3)	(12.3)
Net cash (used in) provided by financing activities	(626.1)	0.7
Effect of foreign currency exchange rate changes on cash and cash equivalents	(47.7)	(28.0)
Balance, beginning of period	322.6	992.4
Net change during the period	11.7	(571.7)
Balance, end of period	$334.3	$420.7
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$169.1	$660.6
Income tax payments	$78.8	$65.8
Stock appreciation rights payments (less amounts included in restructuring payments)	$20.0	$18.0
Restructuring payments including associated costs	$71.7	$75.8
Non-cash items:
Transfers of shares of our common stock from treasury for our 2014 and 2013 profit-sharing plan contributions	$36.7	$33.2
Transfer of shares of our common stock as part of the funding of the Settlement agreement	$—	$1.8

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

Basis of Presentation

Our condensed consolidated financial statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our condensed consolidated balance sheet as of September 30, 2015 and our condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 have been made. The results set forth in our condensed consolidated statements of operations for the nine months ended September 30, 2015 and in our condensed consolidated statements of cash flows for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our condensed consolidated financial condition, results of operations or cash flows.

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

For the nine months ended September 30, 2014, certain amounts related to foreign currency gains and losses, including the remeasurement loss related to Venezuelan subsidiaries in 2014, and the settlement of foreign currency forward contracts were misclassified on the Condensed Consolidated Statement of Cash Flows.  The reclassification of these items in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 resulted in a decrease in cash used in operating activities of $16.9 million, a decrease to cash used in investing activities of $9.1 million, and a decrease of $26.0 million due to the effect of foreign currency exchange rate changes on cash.

For the six months ended June 30, 2015 and the nine months ended September 30, 2014, foreign currency translation adjustments were misclassified on the Condensed Consolidated Statement of Comprehensive Income in deferred pension items and unrealized losses on cash flow hedge derivative instruments.  The reclassification of these items in the Condensed Consolidated Statement of Comprehensive Income for the six months ended June 30, 2015 resulted in a decrease in recognition of deferred pension items of $8.2 million, an increase in unrealized losses on derivative instruments for cash flow hedge of $1.1 million, and an increase in the foreign currency translation adjustments of $7.1 million. For the nine months ended September 30, 2014, these reclassifications resulted in a decrease in recognition of deferred pension items of $7.9 million, an increase in unrealized losses on derivative instruments for cash flow hedge of $0.3 million, and an increase in the foreign currency translation adjustments of $7.6 million. These classification adjustments did not result in a change to Total stockholder’s equity.

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

Based on changes to the Venezuelan currency exchange rate mechanisms, in the first quarter of 2014, we changed the exchange rate we used to re-measure our Venezuelan subsidiaries’ financial statements into U.S. dollars.  As a result, as of September 30, 2014 our excess cash position in our Venezuelan subsidiaries was re-measured at the SICAD 2 rate resulting in an $18.9 million loss for the nine months ended September 30, 2014.

In February 2015, the Venezuelan government announced a new foreign exchange platform called the Marginal Currency System or SIMADI.  The SIMADI basically replaced the SICAD 2 rate as noted above.  When this market opened on February 12, 2015 the rate was 170 and then at September 30, 2015 it was 199.  The SICAD 1 and the SICAD 2 were merged into the SICAD.  The opening rate was 12 for the SICAD and at September 30, 2015 it was 13.5. In addition, the CENCOEX will continue and provide preferential treatment for certain import operations such as food and medicines.

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

Therefore, there are now three legal mechanisms at this time to exchange bolivars for US dollars:

•	CENCOEX at the official rate of 6.3
•	SICAD auction process at the awarded exchange rate (opening rate at 12 and at September 30, 2015 it was 13.5)
•	SIMADI at the negotiated rate (rate of 199 at September 30, 2015)

At September 30, 2015, we evaluated which legal mechanisms were available to our Venezuelan subsidiaries to access U.S. dollars.  As of September 30, 2015 consistent with June 30, 2015, we concluded that we will continue to use the SIMADI rate to remeasure our bolivar denominated monetary assets and liabilities since it is our only legally available option and our intent on a go-forward basis to utilize this market to settle any future transactions based on the current facts and circumstances.  The SIMADI rate as of September 30, 2015 was 199. During 2015, the Company did not receive U.S. dollars via the CENCOEX official rate of 6.3.  We expect that we will only have limited access to the CENCOEX market to settle certain past transactions.  However, if the option becomes available to us to use the CENCOEX in the future, the Company will consider this further.  In addition, there have been no SICAD auctions for the food or chemical industries as of September 30, 2015.  During 2015, we have only been able to access the SIMADI market and during the second and third quarters of 2015 only received minimal amounts of U.S. dollars.  For any U.S. dollar denominated monetary asset or liability, such amounts do not get remeasured at month-end since it is already an asset or liability denominated in U.S. dollars.  As a result of this evaluation, the Company reported a remeasurement loss of $30.7 million for the nine months ended September 30, 2015 and $1.0 million for the three months ended September 30, 2015.  We will continue to evaluate each reporting period the appropriate exchange rate to remeasure our financial statements based on the facts and circumstances at that time.

For the three months and nine months ended September 30, 2015, approximately 1% of our consolidated net sales and operating income were derived from our businesses in Venezuela. As of September 30, 2015, we had net assets of $7 million in Venezuela, which included cash and cash equivalents of $2 million. Also, as of September 30, 2015, our Venezuelan subsidiaries had a negative cumulative translation adjustment balance of $46 million.

Note 2 Recently Issued Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2015-16 – Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments amounts are determined.  The ASU also requires that in the same period, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and will be applied prospectively for adjustments to provisional amounts that occur after that date. Earlier application is permitted for financial statements that have not been issued.  The impact of ASU 2015-16 will depend on any future events whereby we have any business combinations and any adjustments to the provisional amounts identified during the measurement period are recorded.

In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update) (“ASU 2015-15”). This ASU clarifies that as line of credit arrangements were not specifically discussed in ASU 2015-03, companies can continue to present debt issuance costs for line of credit arrangements as an asset and subsequently amortize the deferred issuance cost ratably over the term of the arrangement. The amendments in ASU 2015-15 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  We are currently in the process of evaluating this new standard update.

In August 2015, the FASB issued ASU 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (“ASU 2015-12”). This ASU designates contract value as the only required measure for fully benefit-responsive investment contracts; simplifies the investment disclosure requirements under Accounting Standards Codification (“ASC”) topic 820 for fair value, and topics 960, 962 and 965 for employee benefit plans; and provides a similar measurement date practical expedient for employee benefit plans. The amendments in ASU 2015-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We are currently in the process of evaluating this new standard update.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies to inventory valued at first-in, first-out (FIFO) or average cost.  ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value, rather than at the lower of cost or market.  ASU 2015-11 is effective on a prospective basis for annual periods, including interim reporting periods within those periods, beginning after December 15, 2016.  We are currently in the process of evaluating this new standard update.

In June 2015, the FASB issued ASU 2015-10, “Technical Corrections and Improvements.”  This ASU corrects for differences between original guidance and the ASC and makes minor improvements affecting several topics.  We are currently in the process of evaluating this standard, but do not expect its adoption to have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  This ASU will simplify the presentation of debt issuance costs.  It will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update) (“ASU 2015-15”). This ASU clarifies that as line of credit arrangements were not specifically discussed in ASU 2015-03, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  ASU 2015-15 should be adopted concurrent with the adoption of ASU 2015-03.  The amendments in ASU 2015-03 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  We are currently in the process of evaluating this new standard update.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). Previous revenue recognition guidance in U.S. GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principal, five steps are required to be applied. In addition, ASU 2014-09 expands and enhances disclosure requirements which require disclosing sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This includes both qualitative and quantitative information. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” (“ASU 2015-14”). The amendments in ASU 2015-14 delay the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017 and allow early adoption as of the original public entity effective date. We are currently in the process of evaluating this new standard update.

Note 3 Divestitures and Acquisitions

Sales of North American foam trays and absorbent pads business

On April 1, 2015, we completed the sale of our North American foam trays and absorbent pads business to NOVIPAX, a portfolio company of Atlas Holdings LLC, for net proceeds of $76 million, net of certain purchase price adjustments of $6 million and subject to final purchase price adjustment. The decision to sell this business was based on managements’ assessment that the business was becoming quickly commoditized and faced significant competitive pricing pressure and declining profit margins. The sale included our manufacturing facilities in Paxinos and Reading, PA, Indianapolis, IN, Rockingham, NC, and Grenada, MS. After transaction costs of $7 million, we recorded a pre-tax gain of $29 million ($19 million, net of tax) on the sale, which is included in net earnings available to common shareholders in the condensed consolidated statement of operations for the nine months ended September 30, 2015.

The North American foam trays and absorbent pads business was part of the Company’s Food Care division. The disposal of the North American foam trays and absorbent pads business did not qualify as a discontinued operation.

The carrying amounts of assets and liabilities at disposition on April 1, 2015 are excluded from our Condensed Consolidated Balance Sheet as of September 30, 2015. The carrying value of the major classes of assets and liabilities for the business at the date of disposition and on December 31, 2014 were as follows:

	April 1,	December 31,
(In millions)	2015	2014
Assets:
Other receivables	$—	$0.1
Inventories	13.2	12.3
Prepaid expenses	0.1	0.1
Property and equipment, net	22.6	22.6
Goodwill	6.9	6.9
Assets held for sale	$42.8	$42.0

Liabilities:
Accrued liabilities	2.7	6.1
Liabilities held for sale	$2.7	$6.1

For the nine months ended September 30, 2015, and for the three and nine months ended September 30, 2014, the North American foam trays and absorbent pads businesses contributed approximately $53 million, $53 million, and $162 million of net sales; and $10 million, $9 million and $29 million of pre-tax income, respectively, which excludes certain allocated costs, including corporate support services, for which the Company would normally include in measuring its performance.

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

Acquisition of B+ Equipment

During the third quarter of 2015, we acquired the business of B+ Equipment, a company headquartered in France that designs, manufactures and services automated packaging equipment for order fulfillment operations. The purchase price was $20 million which included an immaterial amount of contingent consideration. The net assets consisted of $13 million of primarily intangible assets and $7 million of goodwill.

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

The following tables show Net Sales and Adjusted EBITDA by our segment reporting structure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Net Sales:
Food Care	$836.4	$983.5	$2,562.8	$2,849.9
As a % of Total Company net sales	47.9%	49.8%	48.6%	49.3%
Diversey Care	501.8	550.8	1,504.7	1,637.2
As a % of Total Company net sales	28.7%	27.9%	28.5%	28.3%
Product Care	384.7	420.7	1,142.8	1,223.2
As a % of Total Company net sales	22.0%	21.3%	21.7%	21.2%
Total Reportable Segments Net Sales	1,722.9	1,955.0	5,210.3	5,710.3
Other	23.3	20.5	67.3	66.5
Total Company Net Sales	$1,746.2	$1,975.5	$5,277.6	$5,776.8

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014(1)	2015	2014(1)
Adjusted EBITDA:
Food Care	$168.4	$181.2	$532.6	$498.0
Adjusted EBITDA Margin	20.1%	18.4%	20.8%	17.5%
Diversey Care	66.4	69.9	176.5	186.7
Adjusted EBITDA Margin	13.2%	12.7%	11.7%	11.4%
Product Care	81.0	74.4	235.6	215.5
Adjusted EBITDA Margin	21.1%	17.7%	20.6%	17.6%
Total Reportable Segments Adjusted EBITDA	315.8	325.5	944.7	900.2
Other	(15.8)	(23.2)	(52.9)	(63.4)
Non-U.S. GAAP Total Company Adjusted EBITDA	$300.0	$302.3	$891.8	$836.8
Adjusted EBITDA Margin	17.2%	15.3%	16.9%	14.5%

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

The following table shows a reconciliation of Total Company Adjusted EBITDA to Net earnings available to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014(1)	2015	2014(1)
Total Company Adjusted EBITDA	$300.0	$302.3	$891.8	$836.8
Depreciation and amortization (2)	(68.7)	(77.3)	(211.1)	(241.7)
Special items:
Accelerated depreciation of non-strategic assets related to restructuring programs	(0.1)	0.3	0.2	0.2
Restructuring and other charges(3)	(38.4)	(11.4)	(68.0)	(31.6)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(13.0)	(8.4)	(32.2)	(22.8)
Development grant matter included in selling, general and administrative expenses	—	(14.0)	—	(14.0)
SARs	0.4	(1.0)	(4.1)	(3.2)
Impairments of equity method investment	—	—	—	(5.7)
Foreign currency exchange (loss) gains related to Venezuelan subsidiaries	(1.0)	(4.1)	(30.7)	(18.9)
Loss on debt redemption and refinancing activities	0.6	(17.7)	(110.7)	(18.5)
Gain (loss) from Claims Settlement in 2014 and related costs	—	—	—	21.1
Gain (loss) from sale of North America foam trays and absorbent pads business	(0.5)	—	28.7	—
Non-operating charge for contingent guarantee included in other income (expense), net	—	(2.5)	—	(2.5)
Other special items	1.5	1.0	8.6	(5.5)
Interest expense	(54.8)	(69.7)	(172.3)	(222.1)
Income tax provision	39.4	36.7	88.3	79.8
Net earnings available to common stockholders	$86.6	$60.8	$211.9	$191.8

(1)

During the fourth quarter of 2014, we changed the method of valuing certain of our inventories that used the LIFO method to the FIFO method, so that all of our inventories are now valued at FIFO.  We applied this change in accounting principle retrospectively. Accordingly certain previously reported financial information has been revised.  See Note 1, “Organization and Basis of Presentation-Changes in Accounting/Retrospective Application” for additional details regarding this accounting policy change.  The table below represents the impact to Earnings before income tax provision for the three month and nine month periods ended September 30, 2014 had we remained on the LIFO method of valuing those inventories:

	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2014	September 30, 2014
Food Care	$2.8	$0.7
Diversey Care	—	—
Product Care	—	0.1
Total reportable segments	2.8	0.8
Other	—	—
Total Company LIFO Adjustments	$2.8	$0.8

(2)	Depreciation and amortization by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Food Care	$26.6	$30.6	$81.8	$92.1
Diversey Care	25.7	31.9	77.0	98.9
Product Care	9.3	9.8	28.8	30.7
Total reportable segments	61.6	72.3	187.6	221.7
Other	7.1	5.0	23.5	20.0
Total Company depreciation and amortization(1)	$68.7	$77.3	$211.1	$241.7

(1)	Includes share-based incentive compensation.
(3)	Restructuring and other charges by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Food Care	$15.4	$1.8	$29.5	$12.9
Diversey Care	16.0	8.2	25.5	12.0
Product Care	6.7	1.3	12.6	6.3
Total reportable segments	38.1	11.3	67.6	31.2
Other	0.3	0.1	0.4	0.4
Total Company restructuring and other charges	$38.4	$11.4	$68.0	$31.6

Assets by Reportable Segments

The following table shows assets allocated by our segment reporting structure.  Only assets identifiable by segment and reviewed by our chief operating decision maker by segment are allocated by the reportable segment assets, which are trade receivables, net, and finished goods inventory, net.  All other assets are included in “Assets not allocated.”

	September 30,	December 31,
(In millions)	2015	2014
Assets:
Trade receivables, net, and finished goods inventories, net
Food Care	$613.3	$682.1
Diversey Care	519.9	514.5
Product Care	251.9	279.1
Other	16.7	14.0
Total segments and other	1,401.8	1,489.7
Assets not allocated
Cash and cash equivalents	334.3	322.6
Property and equipment, net	905.9	970.6
Goodwill	2,917.0	2,998.6
Intangible assets, net	812.8	872.2
Assets held for sale	5.5	69.3
Other	1,209.0	1,318.7
Total	$7,586.3	$8,041.7

Note 5 Inventories

The following table details our inventories:

	September 30,	December 31,
(In millions)	2015	2014(1)
Inventories:
Raw materials	$131.5	$106.3
Work in process	130.8	101.5
Finished goods	503.2	487.5
Total	$765.5	$695.3

(1)

Excludes North American foam trays and absorbent pads business inventory. Refer to Note 3, “Divestitures and Acquisitions” of the notes to condensed consolidated financial statements for further details.

Note 6 Property and Equipment, net

The following table details our property and equipment.

	September 30,	December 31,
(In millions)	2015	2014(1)
Land and improvements	$95.1	$80.9
Buildings	606.8	666.7
Machinery and equipment	2,204.0	2,238.2
Other property and equipment	133.7	140.9
Construction-in-progress	136.0	115.7
Property and equipment, gross	3,175.6	3,242.4
Accumulated depreciation and amortization	(2,269.7)	(2,271.8)
Property and equipment, net	$905.9	$970.6

(1)

Excludes North American foam trays and absorbent pads business property and equipment, net. Refer to Note 3, “Divestitures and Acquisitions” of the notes to condensed consolidated financial statements for further details.

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Interest cost capitalized	$1.0	$2.0	$4.0	$4.5
Depreciation and amortization expense for property and equipment	$31.0	$36.6	$94.6	$112.2

Note 7 Goodwill and Identifiable Assets

Goodwill

The following table shows our goodwill balances by our segment reporting structure.  We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.  As of September 30, 2015, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

(In millions)	Food Care	Diversey Care	Product Care	Other	Total
Gross Carrying Value at December 31, 2014(1)	$812.8	$1,900.8	$1,371.2	$4.8	$4,089.6
Accumulated impairment	(208.0)	(883.0)	—	—	(1,091.0)
Carrying Value at December 31, 2014(1)	$604.8	$1,017.8	$1,371.2	$4.8	$2,998.6
Acquisition	—	6.6	6.8	—	13.4
Dispositions	—	—	(0.8)	—	(0.8)
Other	3.2	—	—	(3.2)	—
Currency translation	(16.6)	(77.2)	(0.2)	(0.2)	(94.2)
Gross Carrying Value at September 30, 2015	799.4	1,830.2	1,377.0	1.4	4,008.0
Accumulated impairment	(208.0)	(883.0)	—	—	(1,091.0)
Carrying Value at September 30, 2015	$591.4	$947.2	$1,377.0	$1.4	$2,917.0

(1)

Excludes North American foam trays and absorbent pads business goodwill.  Refer to Note 3, “Divestitures and Acquisitions” of the notes to condensed consolidated financial statements for further details.

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives.  As of September 30, 2015, there were no impairment indicators present.

	September 30, 2015				December 31, 2014(2)
	Gross				Gross
	Carrying	Accumulated	Accumulated		Carrying	Accumulated	Accumulated
(In millions)	Value	Amortization	Impairment	Net	Value	Amortization	Impairment	Net
Customer relationships	$856.7	$(239.3)	$(148.9)	$468.5	$890.8	$(210.8)	$(148.9)	$531.1
Trademarks and tradenames	1.8	(0.4)	—	1.4	1.3	(0.2)	—	1.1
Technology	286.8	(185.3)	(22.2)	79.3	266.4	(167.0)	(22.2)	77.2
Contracts	42.8	(30.3)	—	12.5	40.6	(28.9)	—	11.7
Total intangible assets with definite lives	1,188.1	(455.3)	(171.1)	561.7	1,199.1	(406.9)	(171.1)	621.1
Trademarks and tradenames with indefinite lives(1)	881.3	—	(630.2)	251.1	881.3	—	(630.2)	251.1
Total identifiable intangible assets	$2,069.4	$(455.3)	$(801.3)	$812.8	$2,080.4	$(406.9)	$(801.3)	$872.2

(1)	The intangible assets include $251 million of trademarks and trade names that we have determined to have indefinite useful lives, primarily acquired in connection with the acquisition of Diversey.
(2)

Excludes North American foam trays and absorbent pads business intangible assets.  Refer to Note 3, “Divestitures and Acquisitions” of the notes to condensed consolidated financial statements for further details.

The following table shows the remaining estimated future amortization expense at September 30, 2015.

Year	Amount (in millions)
2015 (fourth quarter)	$22.3
2016	84.8
2017	77.3
2018	65.1
Thereafter	312.2
Total	$561.7

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

As of September 30, 2015, the maximum purchase limit for receivable interests was $90 million, subject to the availability limits described below.

The amounts available from time to time under this program may be less than $90 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During the three months ended September 30, 2015, the level of eligible assets available under the program was lower than $90 million primarily due to certain required reserves against our receivables. As a result, the amount available to us under the program was $67 million at September 30, 2015. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

The program expires annually and is renewable.  The expiration date of the program was extended for a one month period until September 30, 2015 and then renewed for an additional year at the end of such extension.

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

As of September 30, 2015, the maximum purchase limit for receivable interests was €110 million, ($124 million equivalent at September 30, 2015) subject to availability limits.  The terms and provisions of this program are similar to our U.S. program discussed above. As of September 30, 2015, the amount available under this program was €107 million ($120 million equivalent as of September 30, 2015).

This program expires annually in February and is renewable.  The program was renewed in February 2015 for an additional year.

Utilization of Our Accounts Receivable Securitization Programs

As of September 30, 2015, there were borrowings of $67 million outstanding under our U.S. program and borrowings of €36 million ($40 million equivalent as of September 30, 2015) under our European program. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. Total interest expense related to the use of these programs was less than $1 million for the nine months ended September 30, 2015.

Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at September 30, 2015.

As of December 31, 2014, the total amount of borrowings under our U.S. program was $36 million and there were no amounts outstanding under the European program.

Note 9 Restructuring and Relocation Activities

The following table details our restructuring activities:

	Three Months Ended September 30,
	2015				2014
(In millions)	IOP	EQIP	Fusion	Total	IOP	EQIP	Total
Other associated costs	$0.9	$0.7	$11.4	$13.0	$2.6	$5.8	$8.4
Restructuring charges	(0.3)	3.2	35.5	38.4	7.3	4.1	11.4
Total	$0.6	$3.9	$46.9	$51.4	$9.9	$9.9	$19.8

	Nine Months Ended September 30,
	2015				2014
(In millions)	IOP	EQIP	Fusion	Total	IOP	EQIP	Total
Other associated costs	$3.8	$6.9	$21.5	$32.2	$4.6	$18.2	$22.8
Restructuring charges	(0.3)	(2.4)	70.7	68.0	12.8	18.8	31.6
Total	$3.5	$4.5	$92.2	$100.2	$17.4	$37.0	$54.4

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

The Company currently estimates that it will incur aggregate costs of approximately $395 million to $405 million in connection with the implementation of this Plan. The net cash cost of the Plan is expected to be in the range of $330 million to $340 million. The costs associated with the Plan, the majority of which are expected to be incurred between 2015 and 2017, will primarily consist of (i) a reduction in headcount through reorganization and integration, including severance and termination benefits for employees, expected to be approximately $115 million to $120 million, and (ii) other costs associated with the Plan, primarily relating to the building costs of the Charlotte campus, rationalization, consolidation and relocation of certain portions of our global supply chain and other facilities and offices, expected to be approximately $280 million to $285 million. Included in the total cash costs, the Company anticipates approximately $190 million to $200 million of capital expenditures related to the Plan, including the building of the Charlotte campus, of which the majority is expected to be incurred between 2015 and 2016.

The other associated costs included in the table above primarily consist of consulting and other costs incurred in connection with the project relocation efforts, which were included in selling, general and administrative expenses on the consolidated statements of operations for the nine months ended September 30, 2015. The restructuring charges included in the table above primarily consist of termination and benefit costs.

On August 31, 2014, in connection with our relocation efforts, we signed an agreement for purchase and sale relating to our facility located in Racine, Wisconsin.  As of December 31, 2014, the building and certain related assets met the criteria of assets held for sale classification.  Accordingly, we reclassified $26 million from property, plant and equipment to assets held for sale as of December 31, 2014.  The sale closed in January 2015.  In addition, we temporarily leased back the building following the closing of the sale and vacated in July 2015.  The final sales price was $30 million, of which net proceeds of $24 million were received as part of the closing along with a $6 million unsecured promissory note which was received in the third quarter of 2015.  We recorded a pre-tax gain on the sale of approximately $3 million in January 2015.

The restructuring accrual, spending and other activity for the nine months ended September 30, 2015 and the accrual balance remaining at September 30, 2015 related to this program were as follows (in millions):

Fusion restructuring accrual at December 31, 2014	$5.5
Accrual and accrual adjustments	70.7
Cash payments during 2015	(9.3)
Effect of changes in foreign currency exchange rates	(1.5)
Fusion restructuring accrual at September 30, 2015	$65.4

Cumulative cash payments made in connection with this program, including associated costs through September 30, 2015, were $33 million. We expect to pay $48 million of the accrual balance remaining at September 30, 2015 within the next twelve months. This amount is included in accrued restructuring costs on the condensed consolidated balance sheet at September 30, 2015. The remaining accrual of $17 million is expected to be paid in 2016 and 2017.  This amount is included in other non-current liabilities on our condensed consolidated balance sheet at September 30, 2015.

Capital expenditures related to this program were $19 million in the nine months ended September 30, 2015.  Capital expenditures primarily relate to the Beacon project and to supply chain network optimization.

Earnings Quality Improvement Program (EQIP)

In May 2013, we announced the commencement of EQIP, which is an initiative to deliver meaningful cost savings and network optimization. The costs associated with this plan consist primarily of (i) a reduction in headcount, which is expected to be approximately 750-900 employees and other costs associated with divisional realignment and connected profitability improvement programs, including severance and termination benefits for employees, expected to be approximately $110 million to $120 million, and (ii) costs and capital expenditures associated with incremental supply chain network optimization projects, including facility relocation and closures, expected to be approximately $80 million to $90 million. We currently estimate that we will incur total costs of approximately $190 million to $210 million in connection with implementation of this plan, including capital expenditures of approximately $40 million to $45 million. The plan is expected to be substantially completed by the end of 2016.

The other associated costs included in the table above primarily consist of consulting and rebranding costs incurred in connection with the rebranding of the Company and its divisions, which were included in selling, general and administrative expenses on the condensed consolidated statements of operations for the nine months ended September 30, 2015. The restructuring charges included in the table above primarily consist of termination and benefit costs.

The restructuring accrual, spending and other activity for the nine months ended September 30, 2015 and the accrual balance remaining at September 30, 2015 related to this program were as follows (in millions):

EQIP restructuring accrual at December 31, 2014	$41.9
Accrual and accrual adjustments	(2.4)
Cash payments during 2015	(24.0)
Effect of changes in foreign currency exchange rates	(3.5)
EQIP restructuring accrual at September 30, 2015	$12.0

The accrual and accrual adjustments include a reclassification adjustment of $13 million to transfer two projects from the EQIP Program to the Fusion Program in order to better match the projects to the program synergies. There is no net impact to the financial statements resulting from the reclassification adjustment.

Cumulative cash payments made in connection with this program, including associated costs through September 30, 2015, were $145 million.  We expect to pay all of the $12 million accrual balance remaining at September 30, 2015 within the next twelve months. This amount is included in accrued restructuring costs on the condensed consolidated balance sheet at September 30, 2015.

Capital expenditures related to this program were $6 million in the nine months ended September 30, 2015 and $15 million in the nine months ended September 30, 2014.  Capital expenditures primarily relate to supply chain network and facilities optimization.

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

The other associated costs included in the table above primarily consist of consulting and other costs incurred in connection with the project relocation efforts, which were included in selling, general and administrative expenses on the consolidated statements of operations for the nine months ended September 30, 2015. The restructuring charges included in the table above primarily consist of termination and benefit costs.

The restructuring accrual, spending and other activity for the nine months ended September 30, 2015 and the accrual balance remaining at September 30, 2015 related to this program were as follows (in millions):

IOP restructuring accrual at December 31, 2014	$13.1
Accrual and accrual adjustments	(0.3)
Cash payments during 2015	(7.0)
Effect of changes in foreign currency exchange rates	(0.7)
IOP restructuring accrual at September 30, 2015	$5.1

Cumulative cash payments made in connection with this program, including associated costs through September 30, 2015, were $230 million. We expect to pay all of the $5 million accrual balance as of September 30, 2015 within the next twelve months. This amount is included in accrued restructuring costs on the condensed consolidated balance sheet at September 30, 2015.

Capital expenditures related to this program were $1 million in the nine months ended September 30, 2015 and $1 million in the nine months ended September 30, 2014.  Capital expenditures mainly relate to facilities and supply chain network optimization.

Note 10 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth on the following table:

	September 30,	December 31,
(In millions)	2015	2014
Short-term borrowings (1)	$280.5	$130.4
Current portion of long-term debt	34.7	1.1
Total current debt	315.2	131.5
Term Loan A due July 2017, less unamortized lender fees of $0.2 million in 2015 and $0.3 million in 2014	249.8	249.7
Term Loan A due July 2019, less unamortized lender fees of $8.8 million in 2015 and $10.6 million in 2014(2)	1,080.1	1,129.4
6.50% Senior Notes due December 2020	427.8	428.1
8.375% Senior Notes due September 2021	—	750.0
4.875% Senior Notes due December 2022	425.0	425.0
5.25% Senior Notes due April 2023	425.0	425.0
4.50% Senior Notes due September 2023	449.9	—
5.125% Senior Notes due December 2024	425.0	425.0
5.50% Senior Notes due September 2025	400.0	—
6.875% Senior Notes due July 2033, less unamortized discount of $1.3 million in 2015 and $1.3 million in 2014	448.7	448.7
Other	3.6	1.6
Total long-term debt, less current portion	4,334.9	4,282.5
Total debt(3)	$4,650.1	$4,414.0

(1)

Short-term borrowings of $281 million at September 30, 2015 are comprised primarily of $67 million of borrowings outstanding under our U.S. accounts receivable securitization program, $40 million of borrowings outstanding under our European accounts receivable securitization program, $90 million outstanding under our revolving credit facility and $83 million short-term borrowing from various lines of credit. Short-term borrowings at December 31, 2014 are comprised primarily of $36 million of borrowings outstanding under our U.S. accounts receivable securitization program, $23 million outstanding under our revolving credit facility and $71 million short-term borrowings from various lines of credit.

(2)	Term Loan A facility due July 2019 has required prepayments which are due in 2016.
(3)	The weighted average interest rate on our total outstanding debt was 4.5% as of September 30, 2015 and 5.2% as of December 31, 2014.

Senior Notes

In the second quarter 2015, Sealed Air issued $400 million of 5.50% Senior Notes due September 15, 2025 and €400 million of 4.50% Senior Notes due September 15, 2023.  The proceeds from these notes were used to repurchase the Company’s $750 million 8.375% Notes due September 2021.  The aggregate repurchase price was $866 million, which included the principal amount of $750 million, a premium of $99 million and accrued interest of $17 million.  We recognized a total pre-tax loss of $111 million on the repurchase, which included the premiums mentioned above. Also included in the loss on debt redemption was $11 million of accelerated amortization of original non-lender fees related to the 8.375% Senior Notes. We also capitalized $8 million of fees incurred in connection with the 5.50% Senior Notes and 4.50% Senior Notes that are included in other assets on our consolidated balance sheet.

Lines of Credit

The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the Revolving Credit Facility discussed above, and the amounts available under our accounts receivable securitization programs. We are not subject to any material compensating balance requirements in connection with our lines of credit.

	September 30,	December 31,
(In millions)	2015	2014
Used lines of credit (1)	$280.5	$130.4
Unused lines of credit	977.8	1,101.7
Total available lines of credit(2)	$1,258.3	$1,232.1

(1)	Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several foreign subsidiaries.
(2)	Of the total available lines of credit, $887 million were committed as of September 30, 2015.

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Second Amended and Restated Syndicated Credit Facility (“Amended Credit Facility”) contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Amended Credit Facility). We were in compliance with the above financial covenants and limitations at September 30, 2015.

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

We record the fair value positions of all derivative financial instruments on a net basis by counterparty for which a master netting arrangement is utilized.

Foreign Currency Forward Contracts Designated as Cash Flow Hedges

The primary purpose of our cash flow hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material purchases that are denominated in foreign currencies in order to minimize the impact of the changes in foreign currencies. We record gains and losses on foreign currency forward contracts qualifying as cash flow hedges in other comprehensive income to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains and losses in other expense, net, on our condensed consolidated statements of operations. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months.

Net unrealized after-tax gains (losses) related to these contracts that were included in other comprehensive income were $3 million and $7 million for the three months and nine months ended September 30, 2015, respectively, and $(1) million and $1 million for the three months and nine months ended September 30, 2014. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

We estimate that $5.7 million of net unrealized derivative gains included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next twelve months.

Foreign Currency Forward Contracts Not Designated as Hedges

Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to foreign currency-denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these derivative contracts are recognized in other income, net, on our condensed consolidated statements of operations and are largely offset by the remeasurement of the underlying foreign currency-denominated items indicated above. Cash flows from derivative financial instruments are classified as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months.

Interest Rate Swaps

From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At September 30, 2015, we had no outstanding interest rate swaps.

Interest Rate and Currency Swaps

In 2014, in connection with exercising the $100 million delayed draw under the senior secured credit facility, we entered into a series of interest rate and currency swaps in a notional amount of $100 million.  These swaps convert the U.S. dollar-denominated variable rate obligation under the credit facility into a fixed Brazilian real-denominated obligation.  The delayed draw and the interest rate and currency swaps are used to fund expansion and general corporate purposes of our Brazilian subsidiaries.

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

The €400 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the fair value of the debt was $0.1 million as September 30, 2015, and is reflected in long-term debt on our condensed consolidated balance sheet.

In March 2015, we entered into a series of cross-currency swaps with a combined notional amount of $425 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The fair value of this hedge as of September 30, 2015 was $(22.2) million on our condensed consolidated balance sheet.

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

Other Derivative Instruments

During the second quarter of 2015, the company entered into a series of foreign currency exchange options to partially protect the company's euro-denominated earnings from a decline in the value of the euro. The notional value of this hedge as of September 30, 2015 was $11.9 million.

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

The following table details the fair value of our derivative instruments included on our condensed consolidated balance sheets.

	Cash Flow		Net Investment Hedge		Non-Designated		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Derivative Assets
Foreign currency forward Contracts	$6.1	$4.3	$—	$—	$27.6	$41.3	$33.7	$45.6
Interest rate and currency Swaps	40.9	17.8	—	—	—	—	40.9	17.8
Foreign currency option contracts	—	—	—	—	0.1	—	0.1	—
Total Derivative Assets (2)	$47.0	$22.1	$—	$—	$27.7	$41.3	$74.7	$63.4

Derivative Liabilities
Foreign currency forward contracts	$(0.4)	$(0.4)	$—	$—	$(35.8)	$(67.6)	$(36.2)	$(68.0)
Cross-currency swaps	—	—	(22.2)	—	—	—	(22.2)	—
Total Derivative Liabilities(2)	$(0.4)	$(0.4)	$(22.2)	$—	$(35.8)	$(67.6)	$(58.4)	$(68.0)
Net Derivatives (1)	$46.6	$21.7	$(22.2)	$—	$(8.1)	$(26.3)	$16.3	$(4.6)

(1)	Excludes $449.9 million of euro-denominated debt designated as a net investment hedge at September 30, 2015.
(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities		Other Non-current Assets		Other Non-current Liabilities
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Gross position	$42.4	$34.4	$(36.2)	$(48.8)	$32.3	$27.1	$(22.2)	$(17.1)
Impact of master netting agreements	(23.8)	(25.2)	23.8	25.2	—	(9.3)	—	9.3
Net amounts recognized on the Condensed Consolidated Balance Sheet	$18.6	$9.2	$(12.4)	$(23.6)	$32.3	$17.8	$(22.2)	$(7.8)

The following table details the effect of our derivative instruments on our condensed consolidated statements of operations.

	Amount of Gain (Loss) Recognized in
	Earnings on Derivatives
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts(1)	$2.9	$(1.7)	$6.6	$(0.5)
Interest rate and currency swaps(2)	23.9	(0.8)	32.5	(0.8)
Treasury locks(3)	—	—	0.1	0.1
Sub-total cash flow hedges	26.8	(2.5)	39.2	(1.2)
Fair Value Hedges:
Interest rate swaps	0.1	0.5	0.3	1.5
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	(3.3)	(7.0)	39.1	(11.9)
Total	$23.6	$(9.0)	$78.6	$(11.6)

(1)	Amounts recognized on the foreign currency forward contracts were included in other income, net.

(2)

Amounts recognized on the interest rate and currency swaps for the nine months ended September 30, 2015, included a $37 million gain which offset a loss on the remeasurement of the hedged debt, which is included in other income, net and interest expense of $5 million related to the hedge of the interest payments.

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

The following table details the fair value hierarchy of our financial instruments:

	September 30, 2015
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$7.0	$—	$7.0	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts	$(2.4)	$—	$(2.4)	$—
Foreign currency options	$0.1	$—	$0.1	$—
Interest rate and currency swaps	$40.9	$—	$40.9	$—
Cross-currency swaps	$(22.2)	$—	$(22.2)	$—

	December 31, 2014
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$64.7	$—	$64.7	$—
Derivative financial instruments net asset (liability):
Foreign currency forward contracts	$(22.4)	$—	$(22.4)	$—
Interest rate and currency swaps	$17.8	$—	$17.8	$—

Cash Equivalents

Our cash equivalents at September 30, 2015 and December 31, 2014 consisted of commercial paper (fair value determined using Level 2 inputs) and bank time deposits. Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

Derivative Financial Instruments

Our foreign currency forward contracts, foreign currency options, euro-denominated debt, interest rate and currency swaps and cross-currency swaps are recorded at fair value on our condensed consolidated balance sheets using a discounted cash flow analysis that incorporates observable market inputs.  These market inputs include foreign currency spot and forward rates, and various interest rate curves, and are obtained from pricing data quoted by various banks, third party sources and foreign currency dealers involving identical or comparable instruments (Level 2).

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

The table below shows the carrying amounts and estimated fair values of our total debt:

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Term Loan A Facility due July 2017	$249.8	$249.7	$249.7	$249.7
Term Loan A Facility due July 2019(1)	1,112.0	1,112.0	1,129.4	1,129.4
6.50% Senior Notes due December 2020	427.8	469.6	428.1	469.7
8.375% Senior Notes due September 2021	—	—	750.0	843.3
4.875% Senior Notes due December 2022	425.0	420.1	425.0	423.3
5.25% Senior Notes due April 2023	425.0	427.1	425.0	429.6
4.50% Senior Notes due September 2023(1)	449.9	456.0	—	—
5.125% Senior Notes due December 2024	425.0	418.3	425.0	428.5
5.50% Senior Notes due September 2025	400.0	406.0	—	—
6.875% Senior Notes due July 2033	448.7	454.7	448.7	462.9
Other foreign loans(1)	127.7	127.8	73.9	73.8
Other domestic loans	159.2	159.5	59.2	59.2
Total debt	$4,650.1	$4,700.8	$4,414.0	$4,569.4

(1)	Includes borrowings denominated in currencies other than U.S. dollars.

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

Contingent Considerations

During the first quarter of 2015, we acquired the business of Intellibot Robotics LLC, a U.S.-based privately owned company that has pioneered the development of robotic commercial floor cleaning machines. The purchase price was $18 million which included cash paid of $9 million and $9 million related to the fair value of contingent consideration.  This contingent consideration, which is classified as a liability, includes earnout fees to be paid out in cash to the seller over a 10 year period based on various percentages of net sales over the 10 year period.  Since it is classified as a liability, we must remeasure to fair value each reporting period.  The fair value of the liability as of September 30, 2015 was $9.9 million of which $0.7 million was included in current liabilities and $9.2 million was included in non-current liabilities on the condensed consolidated balance sheet.  The $0.9 million change in fair value was recognized in selling, general and administrative expenses.

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

Note 13 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans

The following table shows the components of our net periodic benefit cost (income) for our defined benefit pension plans for the three months ended September 30, 2015 and 2014:

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost or (income):
Service cost	$0.1	$2.4	$2.5	$0.2	$2.2	$2.4
Interest cost	2.2	7.6	9.8	2.1	9.8	11.9
Expected return on plan assets	(2.9)	(10.3)	(13.2)	(2.8)	(10.7)	(13.5)
Amortization of net actuarial loss	0.4	2.4	2.8	0.2	2.2	2.4
Net periodic benefit cost (income)	(0.2)	2.1	1.9	(0.3)	3.5	3.2
Cost (income) of settlement/curtailment	—	0.1	0.1	—	0.5	0.5
Total benefit cost (income)	$(0.2)	$2.2	$2.0	$(0.3)	$4.0	$3.7

The following table shows the components of our net periodic benefit cost (income) for our defined benefit pension plans for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost or (income):
Service cost	$0.5	$7.4	$7.9	$0.7	$6.7	$7.4
Interest cost	6.5	22.9	29.4	6.5	29.5	36.0
Expected return on plan assets	(8.6)	(30.9)	(39.5)	(8.4)	(32.2)	(40.6)
Amortization of net actuarial loss	1.3	7.1	8.4	0.6	6.8	7.4
Net periodic benefit cost (income)	(0.3)	6.5	6.2	(0.6)	10.8	10.2
Cost (income) of settlement/curtailment	1.1	(0.6)	0.5	—	1.6	1.6
Total benefit cost (income)	$0.8	$5.9	$6.7	$(0.6)	$12.4	$11.8

The following table shows the components of our net periodic benefit cost for our other employee benefit plans for the three month and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Components of net periodic benefit cost or (income):
Service cost	$0.1	$0.2	$0.6	$0.6
Interest cost	0.7	0.8	2.2	2.4
Amortization of net prior service cost	(0.3)	(0.2)	(0.7)	(0.6)
Amortization of net actuarial loss	0.1	—	0.3	0.1
Net periodic benefit cost	$0.6	$0.8	$2.4	$2.5

Note 14 Income Taxes

Effective Income Tax Rate and Income Tax Provision

Our effective income tax rate for the three months ended September 30, 2015 was 31.3% and for the nine months ended September 30, 2015 was 29.4%. Our effective income tax rates benefited from a favorable earnings mix with earnings in jurisdictions with lower tax rates. However, the effective tax rate for the nine months ended September 30, 2015 was negatively impacted by foreign currency exchange losses related to Venezuelan subsidiaries of approximately $31 million for which the Company will receive no tax benefits. As this loss was driven by the Company’s change to an alternative foreign exchange market, the tax impact of this loss was treated as a discrete item in the second quarter of 2015. In the third quarter of 2015, the Company recorded a net discrete income tax benefit of $15 million related to return to provision adjustments and the recognition of foreign tax credits. In addition, the Company recorded a discrete income tax expense of $17 million from changes to its unrecognized tax benefits including a new reserve related to the Settlement payment, and releases of certain reserves recorded at the time of the Diversey acquisition due to the expiration of the statute of limitations. Together, these items did not have a material impact on the tax expense for the three or nine months ended September 30, 2015.

Our effective income tax rate for the three months ended September 30, 2014 was 37.6% and for the nine months ended September 30, 2014 was 29.4%.  Our effective income tax rates for both periods benefited from a favorable earnings mix with earnings in jurisdictions with lower tax rates.  In addition, our effective tax rate for the nine months ended September 30, 2014 benefited from certain favorable discrete items totaling approximately $16 million, including $7 million from a favorable tax settlement and approximately $6 million from the release of reserves related to the statute of limitations and a successful judicial verdict.  Partially offsetting these items was a negative impact related to foreign currency exchange losses of Venezuelan subsidiaries of approximately $19 million from which the Company received no tax benefit, and the lapse of various U.S. tax provisions (the “Extenders”), including the research and development credit and certain foreign provisions.

Unrecognized Tax Benefits

As discussed above, during the nine months ended September 30, 2015, we increased our unrecognized tax benefits by $17 million, related to the recording of a reserve related to the Settlement payment, which was partially offset by the release of reserves related to the expiration of the statute of limitations. We have not changed our policy with regard to the reporting of penalties and interest related to unrecognized tax benefits.

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

Development Grant Matter

On May 25, 2010, one of our Italian subsidiaries received a demand from the Italian Ministry of Economic Development (the “Ministry”) for the total repayment of grant monies paid to two of our former subsidiaries in the amount of €5 million plus interest. The grant monies had previously been certified as payable by the Italian authorities and the grant process was finalized and closed in 2006. We acquired the former subsidiaries in September 2001 as part of an acquisition. The substance of the repayment demand is that the former owners of the subsidiaries made fraudulent claims and used fraudulent documents to support their grant application prior to our acquisition. There is no suggestion that we or our Italian subsidiary were directly involved in the grant process, but the Ministry is seeking repayment from our Italian subsidiary given our capacity as purchaser of the two companies. Our Italian subsidiary submitted a total denial of liability in regard to this matter on June 30, 2010. A hearing on the merits was held on July 3, 2014 and in mid-September; our subsidiary was advised that the demand for repayment of €10 million was upheld. Accordingly, we recorded a current liability and corresponding charge of $14 million related to this matter in 2014. The liability ($11 million equivalent at September 30, 2015 with accrued interest) is included in other current liabilities on the condensed consolidated balance sheets and the charge is included in selling, general and administrative expenses on the condensed consolidated statements of operations. The charge is treated as a special item and included in Corporate in the “Other” category for segment reporting purposes.  In mid-December, 2014 we learned our application to suspend enforcement of the judgment pending appeal had been declined. A final hearing on the merits is expected to be heard in two to three years.

Note 16 Stockholders’ Equity

Repurchase of Common Stock

On July 14, 2015, we announced that our Board of Directors had authorized a repurchase program of up to $1.5 billion of the Company’s common stock, reflecting its commitment to return value to shareholders. The repurchase program has no expiration date and replaced the previously authorized program, which was terminated. Refer to Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for further information.  This program replaced our prior share repurchase program, approved by our  Board of Directors in August 2007 authorizing us to repurchase in the aggregate up to 20 million shares of our outstanding common stock.

In March 2015, the Company entered into an accelerated share repurchase agreement (the “March ASR”) with a third-party financial institution to repurchase $25 million of the Company’s common stock.  Under the agreement, the Company paid $25 million to the financial institution and received an initial delivery of 433,181 shares. In May 2015, the March ASR concluded, and the Company received an additional 113,393 shares. Upon completion of the transaction, the Company received a total of 546,574 shares with an average price of $45.74 per share.  These repurchases were made under the August 2007 share repurchase program approved by our Board of Directors referenced above.

During the three and nine months ended September 30, 2015, we repurchased 5,539,803  and  8,164,237 shares, respectively for approximately $277 million and $402 million, respectively. These repurchases were made under privately negotiated or open market transactions in accordance with Rule 10b5-1 of the Securities Act of 1933, as amended, and pursuant to the share repurchase program previously approved by our Board of Directors.

Additionally, on August 5, 2015, the Company entered into an accelerated share repurchase agreement (the “August ASR”) with a third-party financial institution to repurchase up to $300 million of the Company’s common stock. Upon completion of the transaction in September 2015, the Company received a total of 5,771,603 shares with an average price of $51.76 per share for a total cost of $299 million.  These repurchases were made under the July 2015 share repurchase program approved by our Board of Directors referenced above.

Through October 30, the Company has repurchased 14.7 million shares for approximately $738 million.

Dividends

On July 9, 2015, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, or $26 million, which was paid on September 18, 2015 to stockholders of record at the close of business day September 4, 2015. On May 14, 2015, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, or $27 million, which was paid on June 19, 2015 to stockholders of record at the close of business on June 6, 2015. On February 17, 2015, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, or $27 million, which was paid on March 20, 2015 to stockholders of record at the close of business on March 7, 2015.

On October 8, 2015, our Board of Directors declared a quarterly cash dividend of $0.13 per common share. The dividend is payable on December 18, 2015 to stockholders of record at the close of business on December 4, 2015.

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

Stock Appreciation Rights (“SARs”)

In connection with the acquisition of Diversey, Sealed Air exchanged Diversey’s cash-settled stock appreciation rights and stock options that were unvested as of May 31, 2011 and unexercised at October 3, 2011 into cash-settled stock appreciation rights based on Sealed Air common stock. At September 30, 2015, all outstanding SARs were fully vested.

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

We recognized SARs income of $1 million in the three months ended September 30, 2015 and expense of $4 million in the nine months ended September 30, 2015, related to SARs that were granted to Diversey employees who remained employees as of September 30, 2015. We also recognized SARs expense of $1 million in the three months ended September 30, 2014 and $3 million in the nine months ended September 30, 2014, related to SARs that were granted to Diversey employees who remained employees as of September 30, 2014. Cash payments due to the exercise of these SARs were $20 million in the nine months ended September 30, 2015 and $18 million in the nine months ended September 30, 2014. As of September 30, 2015, the remaining liability for these SARs was $5 million and is included in other current liabilities on our condensed consolidated balance sheet.

We did not recognize any SARs-related restructuring expense in the three months or nine months ended September 30, 2015, or September 30, 2014 and there was no remaining liability for SARs included in the restructuring programs as of September 30, 2015.

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

The table below shows our total share-based incentive compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Total share-based incentive compensation expense (1)	$15.9	$10.4	$49.1	$36.8

(1)

The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock or the expense or income related to SARs and other cash-based awards.  See Stock Appreciation Rights above for further details of SARs. At September 30, 2015 and September 30, 2014, our other cash-based awards were not material to our condensed consolidated financial positions or results of operations.

Performance Share Units “PSU” Awards

As part of our long term incentive program initially adopted in 2008, during the first 90 days of each year, the Organization and Compensation Committee of our Board of Directors, or Compensation Committee, has approved PSU awards for our executive officers and other selected key executives, which include for each officer or executive a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the performance period. Following the end of the performance period, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. We have accrued $2 million for these dividends in other current liabilities on our condensed consolidated balance sheet as of September 30, 2015 and $2 million as of December 31, 2014.

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

The expense included in the table above was calculated using a grant date common stock share price of $46.05 per share for the 2017 consolidated adjusted EBITDA margin (this is considered a performance condition) and the Monte Carlo valuation of $59.91 per share for the TSR goal (this is considered a market condition). The expense calculation is based on management’s estimate as of September 30, 2015 of the level of probable achievement of the performance goals and measures, which was determined to be at the target level, or 100% achievement (158,964 shares, net of forfeitures), for the 2017 consolidated adjusted EBITDA margin goal. The TSR portion of the plan is expensed at 100% (65,796 shares, net of forfeitures) of the grant date fair value as required by U.S. GAAP.

Note 17 Accumulated Other Comprehensive Income (Loss)

The following table provides details of comprehensive income (loss) for the nine months ended September 30, 2015 and 2014:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Gains (Losses) on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Income (Loss), Net of Taxes
Balance at December 31, 2013 (1)	$(143.3)	$(137.7)	$—	$3.6	$(277.4)
Other comprehensive income (loss) before reclassifications	(1.5)	(109.9)	—	(0.5)	(111.9)
Less: amounts reclassified from accumulated other comprehensive income (loss)	6.9	—	—	1.6	8.5
Net current period other comprehensive income (loss)	5.4	(109.9)	—	1.1	(103.4)
Balance at September 30, 2014(1)	$(137.9)	$(247.6)	$—	$4.7	$(380.8)

Balance at December 31, 2014(1)	$(250.2)	$(369.8)	$—	$6.2	$(613.8)
Other comprehensive income (loss) before reclassifications	1.9	(197.1)	(14.4)	28.8	(180.8)
Less: amounts reclassified from accumulated other comprehensive income (loss)	7.5	—	—	(26.1)	(18.6)
Net current period other comprehensive income (loss)	9.4	(197.1)	(14.4)	2.7	(199.4)
Balance at September 30, 2015(1)	$(240.8)	$(566.9)	$(14.4)	$8.9	$(813.2)

(1)

For the six months ended June 30, 2015 and the twelve months ended December 31, 2014 and December 31, 2013, foreign currency translation adjustments were misclassified within Accumulated Other Comprehensive Loss (“AOCI”) within the Condensed Consolidated Balance Sheet.  The reclassification of these items within AOCI for the six months ended June 30, 2015 resulted in a decrease in unrecognized pension items of $21.8 million, an increase in unrecognized gains (losses) on derivative instruments for cash flow hedge of $2.0 million, and an increase in the cumulative translation adjustment of $19.8 million. For the twelve months ended December 31, 2014, these reclassifications resulted in a decrease in unrecognized pension items of $13.6 million, an increase in unrecognized gains (losses) on derivative instruments for cash flow hedge of $1.0 million, and an increase in the cumulative translation adjustment of $12.6 million. For the twelve months ended December 31, 2013, these reclassifications resulted in an increase in unrecognized pension items of $2.9 million, an increase in unrecognized gains (losses) on derivative instruments for cash flow hedge of $0.4 million, and a decrease in the cumulative translation adjustment of $3.3 million.

The following table provides detail of amounts reclassified from accumulated other comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015 (a)	2014 (a)	2015 (a)	2014 (a)	Location of Amount Reclassified from AOCI
Defined benefit pension plans and other post- employment benefits:
Prior service costs	$0.3	$0.1	$0.7	$0.6	(b)
Actuarial losses	(2.9)	(2.5)	(8.7)	(7.5)	(b)
Settlement/curtailment loss	(0.1)	(0.6)	(0.5)	(1.6)	(b)
Total pre-tax amount	(2.7)	(3.0)	(8.5)	(8.5)
Tax (expense) benefit	0.3	0.6	1.0	1.6
Net of tax	(2.4)	(2.4)	(7.5)	(6.9)
Net gains (losses) on cash flow hedging derivatives:
Foreign currency forward contracts	2.9	(1.7)	6.6	(0.5)	(c) Other income, net
Interest rate and currency swaps	23.9	(0.8)	32.5	(0.8)	(c) Various
Treasury locks	—	—	0.1	0.1	(c) Interest expense
Total pre-tax amount	26.8	(2.5)	39.2	(1.2)
Tax (expense) benefit	(9.1)	0.1	(13.1)	(0.4)
Net of tax	17.7	(2.4)	26.1	(1.6)
Total reclassifications for the period	$15.3	$(4.8)	$18.6	$(8.5)

(a)	Amounts in parenthesis indicate debits to earnings (loss).
(b)	These accumulated other comprehensive components are included in the computation of net periodic benefit costs.
(c)	These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 11, “Derivatives and Hedging Activities” for additional details.

Note 18 Other Income (Expense), net

The following table provides details of other income (expense), net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Interest and dividend income	$2.8	$4.3	$9.3	$10.8
Net foreign exchange transaction gains (losses)	0.4	(3.7)	3.0	(8.3)
Bank fee expense	(1.8)	(1.0)	(4.2)	(4.3)
Net gain on disposals of property and equipment and other	(0.2)	—	3.6	—
Other, net	4.3	4.9	6.7	7.6
Other income (expense), net	$5.5	$4.5	$18.4	$5.8

Note 19 Net Earnings Per Common Share

The following table shows the calculation of basic and diluted net earnings per common share under the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2015	2014(1)	2015	2014(1)
Basic Net Earnings Per Common Share:
Numerator
Net earnings available to common stockholders	$86.6	$60.8	$211.9	$191.8
Distributed and allocated undistributed net loss to non- vested restricted stockholders	(0.6)	(0.4)	(1.5)	(1.1)
Distributed and allocated undistributed net earnings to common stockholders	86.0	60.4	210.4	190.7
Distributed net earnings - dividends paid to common stockholders	(26.1)	(27.3)	(80.6)	(82.9)
Allocation of undistributed net earnings to common stockholders	$59.9	$33.1	$129.8	$107.8
Denominator
Weighted average number of common shares outstanding - basic	202.9	210.4	206.7	210.2
Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.13	$0.13	$0.39	$0.39
Allocated undistributed net earnings to common stockholders	0.30	0.16	0.63	0.52
Basic net earnings per common share:	$0.43	$0.29	$1.02	$0.91
Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$86.0	$60.4	$210.4	$190.7
Add: Allocated undistributed net earnings to unvested restricted stockholders	0.5	0.1	1.0	0.6
Less: Undistributed net earnings (loss) reallocated to non- vested restricted stockholders	(0.5)	(0.1)	(1.0)	(0.6)
Net earnings available to common stockholders - diluted	$86.0	$60.4	$210.4	$190.7
Denominator
Weighted average number of common shares outstanding - basic	202.9	210.4	206.7	210.2
Effect of assumed issuance of Settlement agreement shares (2)	—	—	—	2.2
Effect of contingently issuable shares	1.4	1.9	1.3	1.8
Effect of unvested restricted stock units	0.7	0.5	0.7	0.4
Weighted average number of common shares outstanding - diluted under two-class	205.0	212.8	208.7	214.6
Effect of unvested restricted stock - participating security	0.8	0.7	0.8	0.7
Weighted average number of common shares outstanding - diluted under treasury stock	205.8	213.5	209.5	215.3
Diluted net earnings per common share	$0.42	$0.28	$1.01	$0.89

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

Note 20 Subsequent Events

Effective November 1, 2015, we closed the sale of our European food trays business, which included Sealed Air’s manufacturing facilities in Poole, UK, and Bunol, Spain, to Faerch Plast A/S, a European food packaging solutions provider for gross proceeds of $20 million. The gross proceeds excludes a contingent consideration which will be received if certain performance targets are met. The transaction follows the sale of the Company’s North American foam trays and absorbent pads business in April 2015. Sealed Air’s European food trays businesses generated approximately $71 million in sales for fiscal year 2014 and $44 million in sales for the nine months ended September 30, 2015.  See Note 3, “Divestitures and Acquisitions” for additional details regarding the North American transaction.

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

Recent Events

Repurchase of Common Shares

During the nine months ended September 30, 2015, we repurchased approximately 14.5 million shares for $726 million.  This includes 546,574 shares repurchased under our accelerated shares repurchase agreement of $25 million that began in March 2015 and an additional 5,771,603 purchased under an accelerated share repurchase agreement for $299 million in the third quarter. On July 14, 2015, we announced that our Board of Directors had authorized a repurchase program of up to $1.5 billion of the Company’s common stock, reflecting its commitment to return value to shareholders.  See Note 16, “Stockholders’ Equity” for additional information regarding repurchases of common stock.

Acquisition of B+ Equipment

During the third quarter of 2015, we acquired the business of B+ Equipment, a company headquartered in France that designs, manufactures and services automated packaging equipment for order fulfillment operations. The purchase price was $20 million. See Note 3, “Divestitures and Acquisitions” for additional information regarding the acquisition.

Sale of European Food Trays Business

Effective November 1, 2015, we closed the sale of our European food trays business, which included our manufacturing facilities in Poole, UK, and Bunol, Spain, to Faerch Plast A/S, a European food packaging solutions provider for proceeds of $20 million.  The transaction follows the sale of our North American foam trays and absorbent pads business on April 1, 2015. See Note 20, “Subsequent Events” for additional information regarding the sale.

Highlights of Financial Performance

Below are the highlights of our financial performance for the three months and nine months ended September 30, 2015 and 2014:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(In millions, except per share amounts)	2015	2014(1)	Change	2015	2014(1)	Change
Net sales	$1,746.2	$1,975.5	(11.6)%	$5,277.6	$5,776.8	(8.6)%
Gross profit	$636.6	$696.1	(8.5)%	$1,950.0	$2,015.3	(3.2)%
As a % of net sales	36.5%	35.2%		36.9%	34.9%
Operating profit	$176.2	$184.5	(4.5)%	$566.8	$509.9	11.2%
As a % of net sales	10.1%	9.3%		10.7%	8.8%
Net earnings available to common stockholders	$86.6	$60.8	42.4%	$211.9	$191.8	10.5%
Net earnings per common share - basic	$0.43	$0.29	48.3%	$1.02	$0.91	12.1%
Net earnings per common share - diluted	$0.42	$0.28	50.0%	$1.01	$0.89	13.5%
Weighted average number of common shares outstanding:
Basic	202.9	210.4		206.7	210.2
Diluted	205.8	213.5		209.5	215.3
Non-U.S. GAAP Adjusted EBITDA(2)	$300.0	$302.3	(0.8)%	$891.8	$836.8	6.6%
Non-U.S. GAAP Adjusted EPS (3)	$0.70	$0.53	32.1%	$1.84	$1.27	44.9%

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

(2)	See Note 4, “Segments” for a reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings.
(3)	See “Diluted Net Earnings per Common Share” for a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP adjusted EPS.

Diluted Net Earnings per Common Share

The following table presents a reconciliation of our U.S. GAAP EPS to non-U.S. GAAP adjusted EPS.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014 (1)		2015		2014(1)
	Net		Net		Net		Net
(In millions, except per share data)	Earnings	EPS	Earnings	EPS	Earnings	EPS	Earnings	EPS
U.S. GAAP net earnings and EPS available to common stockholders (2)	$86.6	$0.42	$60.8	$0.28	$211.9	$1.01	$191.8	$0.89
Special items(3)	56.6	0.28	51.3	0.25	173.1	0.83	81.2	0.38
Non-U.S. GAAP adjusted net earnings and adjusted EPS available to common stockholders	$143.2	$0.70	$112.1	$0.53	$385.0	$1.84	$273.0	$1.27
Weighted average number of common shares outstanding - Diluted		205.8		213.5		209.5		215.3

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

(2)	Net earnings per common share are calculated under the two-class method.
(3)	Special items are certain specified infrequent, non-operational or one-time costs/credits that are included in our U.S. GAAP reported results.

For the three months ended September 30, 2015, this amount primarily includes restructuring and other associated costs related to our Fusion, EQIP and IOP programs of $52 million ($42 million, net of taxes) and $15 million associated  with a tax reserve recorded in relation to the tax refund received on the Settlement agreement, partially offset by the release of certain tax reserves recorded at the time of the Diversey Holdings, Inc. acquisition for which the statute of limitations has expired. For the three months ended September 30, 2014, this amount primarily includes restructuring and other associated costs related to our EQIP and IOP programs of $20 million ($17 million, net of taxes), loss on debt redemption and refinancing activities of  $18 million ($13 million, net of taxes), costs related to development grant matter of $14 million ($14 million, net of taxes) and foreign currency exchange losses related to Venezuelan subsidiaries of $4 million ($4 million, net of taxes).

For the nine months ended September 30, 2015, this amount primarily includes loss on debt redemption and refinancing activities of $111 million ($72 million, net of taxes), restructuring and other associated costs related to EQIP and IOP programs of $100 million ($77 million, net of taxes), foreign currency exchange losses related to Venezuelan subsidiaries of $31 million ($31 million, net of taxes) and $15 million related to tax reserves, which included a tax reserve recorded in relation to the tax refund received on the Settlement agreement, which was partially offset by the release of certain tax reserves recorded at the time of the Diversey Holdings, Inc. acquisition for which the statute of limitations has expired. These amounts were partially offset by the gain on the sale of our North American foam trays and absorbent pads business of $29 million ($19 million, net of taxes).  For the nine months ended September 30, 2014, this amount primarily includes restructuring and other associated costs related to our EQIP and IOP programs of $54 million ($45 million, net of taxes), foreign currency exchange losses related to Venezuelan subsidiaries of $19 million ($19 million, net of taxes), loss on debt redemption and refinancing activities of $19 million ($13 million, net of taxes), cost related to development grant matter of $14 million ($14 million, net of taxes) and impairments of equity method investment of $6 million ($6 million, net of taxes).  These amounts were partially offset by gain on Claims Settlement of $21 million ($21 million, net of taxes).   Refer to Note 17, “Commitments and Contingencies” in Part II, Item 8 of our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a description of the Settlement agreement (as defined therein) and related matters.

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014(1)		2015		2014(1)
		Effective		Effective		Effective		Effective
(In millions)	Provision	Tax Rate	Provision	Tax Rate	Provision	Tax Rate	Provision	Tax Rate
U.S. GAAP	$39.4	31.3%	$36.7	37.6%	$88.3	29.4%	$79.8	29.4%
Non-U.S. GAAP(2)	$33.2	18.8%	$43.5	28.0%	$123.6	24.3%	$100.2	26.8%

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

(2)	Our Core Tax Rate is defined as the effective income tax rate on non-U.S. GAAP Adjusted Net Earnings.

Foreign Currency Translation Impact on Condensed Consolidated Financial Results

Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. Historically, the most significant currencies that have impacted the translation of our condensed consolidated financial results are the euro, the Venezuelan bolivar, the Australian dollar, the Brazilian real, the British pound, the Canadian dollar, the Mexican peso and the Russian ruble.

The following table presents the approximate favorable or (unfavorable) impact foreign currency translation had on some of our condensed consolidated financial results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Net sales	$(229.6)	$(4.5)	$(574.1)	$(78.5)
Cost of sales (1)	$151.2	$3.1	$365.6	$56.5
Selling, general and administrative expenses	$45.4	$(0.2)	$128.0	$7.9
Net earnings(1)	$(13.7)	$(1.1)	$(42.9)	$(8.5)
Adjusted EBITDA (1)	$(39.3)	$(1.6)	$(95.8)	$(13.6)

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

Net Sales by Geographic Region

As previously announced, the Company underwent a reorganization of its AMAT region.  This reorganization involved transitioning the previously reported AMAT region to an Asia Pacific (APAC) region, which now includes Asia, Australia, New Zealand, Japan and Korea, and moving the Middle East, Africa and Turkey countries into the Company’s existing European regional organization, now referred to as EMEA.  This took effect beginning in the second quarter of 2015.  Net sales by geographic region for the three months and nine months ended September 30, 2015 and 2014 as follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(In millions)	2015	2014	Change	2015	2014	Change
North America	$726.4	$781.6	(7.1)%	$2,202.5	$2,286.5	(3.7)%
As a % of net sales	41.6%	39.6%		41.7%	39.6%
EMEA(1)	605.9	702.1	(13.7)%	1,803.8	2,091.7	(13.8)%
As a % of net sales	34.7%	35.5%		34.2%	36.2%
Latin America	165.8	210.4	(21.2)%	524.7	597.7	(12.2)%
As a % of net sales	9.5%	10.7%		9.9%	10.3%
APAC(2)	248.1	281.4	(11.8)%	746.6	800.9	(6.8)%
As a % of net sales	14.2%	14.2%		14.1%	13.9%
Total	$1,746.2	$1,975.5	(11.6)%	$5,277.6	$5,776.8	(8.6)%

(1)	EMEA = Europe, Middle East and Africa
(2)	APAC = Asia, Australia, New Zealand, Japan and Korea

The following tables present the components of the change in net sales by geographic region for the three months and nine months ended September 30, 2015 compared with 2014. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

Three Months Ended September 30, 2015 (in millions)	North America		EMEA		Latin America		APAC		Total
2014 net sales	$781.6		$702.1		$210.4		$281.4		$1,975.5

Volume-Units	0.4	0.1%	22.9	3.3%	(18.4)	(8.7)%	6.0	2.1%	10.9	0.6%
Price/mix	8.8	1.1%	6.3	0.9%	24.8	11.8%	1.7	0.6%	41.6	2.1%
Divestiture	(52.2)	(6.7)%	—	—%	—	—%	—	—%	(52.2)	(2.6)%
Total constant dollar change (Non-U.S. GAAP)	(43.0)	(5.5)%	29.2	4.2%	6.4	3.1%	7.7	2.7%	0.3	0.1%
Foreign currency translation	(12.2)	(1.6)%	(125.4)	(17.9)%	(51.0)	(24.3)%	(41.0)	(14.5)%	(229.6)	(11.7)%
Total	(55.2)	(7.1)%	(96.2)	(13.7)%	(44.6)	(21.2)%	(33.3)	(11.8)%	(229.3)	(11.6)%

2015 net sales	$726.4		$605.9		$165.8		$248.1		$1,746.2

Nine Months Ended September 30, 2015 (in millions)	North America		EMEA		Latin America		APAC		Total
2014 net sales(1)	$2,286.5		$2,091.7		$597.7		$800.9		$5,776.8

Volume-Units	13.1	0.6%	40.9	2.0%	(33.7)	(5.6)%	19.1	2.4%	39.4	0.7%
Price/mix	37.3	1.6%	29.3	1.4%	70.1	11.7%	6.9	0.9%	143.6	2.5%
Divestiture	(108.1)	(4.7)%	—	—%	—	—%	—	—%	(108.1)	(1.9)%
Total constant dollar change (Non-U.S. GAAP)	(57.7)	(2.5)%	70.2	3.4%	36.4	6.1%	26.0	3.3%	74.9	1.3%
Foreign currency translation	(26.3)	(1.2)%	(358.1)	(17.2)%	(109.4)	(18.3)%	(80.3)	(10.1)%	(574.1)	(9.9)%
Total change (U.S. GAAP)	(84.0)	(3.7)%	(287.9)	(13.8)%	(73.0)	(12.2)%	(54.3)	(6.8)%	(499.2)	(8.6)%

2015 net sales(1)	$2,202.5		$1,803.8		$524.7		$746.6		$5,277.6

Net Sales by Segment

The following table presents net sales by our segment reporting structure:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(In millions)	2015	2014	Change	2015	2014	Change
Net Sales:
Food Care	$836.4	$983.5	(15.0)%	$2,562.8	$2,849.9	(10.1)%
As a % of Total Company net sales	47.9%	49.8%		48.6%	49.3%
Diversey Care	501.8	550.8	(8.9)%	1,504.7	1,637.2	(8.1)%
As a % of Total Company net sales	28.7%	27.9%		28.5%	28.3%
Product Care	384.7	420.7	(8.6)%	1,142.8	1,223.2	(6.6)%
As a % of Total Company net sales	22.0%	21.3%		21.7%	21.2%
Total Reportable Segments	1,722.9	1,955.0	(11.9)%	5,210.3	5,710.3	(8.8)%
Other	23.3	20.5	13.7%	67.3	66.5	1.2%
Total Company	$1,746.2	$1,975.5	(11.6)%	$5,277.6	$5,776.8	(8.6)%

Components of Change in Net Sales by Segment

The following tables present the components of change in net sales by our segment reporting structure for the three months and nine months ended September 30, 2015 compared with September 30, 2014.  We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

Three Months Ended September 30, 2015 (in millions)	Food Care		Diversey Care		Product Care		Other		Total Company
2014 Net Sales	$983.5		$550.8		$420.7		$20.5		$1,975.5

Volume - Units	3.2	0.3%	13.9	2.5%	(10.5)	(2.5)%	4.3	21.0%	10.9	0.6%
Price/mix(1)	27.8	2.8%	7.9	1.4%	3.4	0.8%	2.5	12.2%	41.6	2.1%
Divestiture	(52.2)	(5.3)%	—	—%	—	—%	—	—%	(52.2)	(2.6)%
Total constant dollar change (Non-U.S. GAAP)	(21.2)	(2.2)%	21.8	3.9%	(7.1)	(1.7)%	6.8	33.2%	0.3	0.1%
Foreign currency translation	(125.9)	(12.8)%	(70.8)	(12.8)%	(28.9)	(6.9)%	(4.0)	(19.5)%	(229.6)	(11.7)%
Total change (U.S. GAAP)	(147.1)	(15.0)%	(49.0)	(8.9)%	(36.0)	(8.6)%	2.8	13.7%	(229.3)	(11.6)%

2015 Net Sales	$836.4		$501.8		$384.7		$23.3		$1,746.2

Nine Months Ended September 30, 2015 (in millions)	Food Care		Diversey Care		Product Care		Other		Total Company
2014 Net Sales	$2,849.9		$1,637.2		$1,223.2		$66.5		$5,776.8

Volume - Units	40.7	1.4%	22.5	1.4%	(26.6)	(2.2)%	2.8	4.2%	39.4	0.7%
Price/mix(1)	84.2	3.0%	28.9	1.8%	22.7	1.9%	7.8	11.7%	143.6	2.5%
Divestiture	(108.1)	(3.8)%	—	—%	—	—%	—	—%	(108.1)	(1.9)%
Total constant dollar change (Non- U.S. GAAP)	16.8	0.6%	51.4	3.2%	(3.9)	(0.3)%	10.6	15.9%	74.9	1.3%
Foreign currency translation	(303.9)	(10.7)%	(183.9)	(11.3)%	(76.5)	(6.3)%	(9.8)	(14.7)%	(574.1)	(9.9)%
Total change (U.S. GAAP)	(287.1)	(10.1)%	(132.5)	(8.1)%	(80.4)	(6.6)%	0.8	1.2%	(499.2)	(8.6)%

2015 Net Sales	$2,562.8		$1,504.7		$1,142.8		$67.3		$5,277.6

(1)

Our price/mix reported above includes the net impact of our pricing actions and rebates as well as the period-to-period change in the mix of products sold. Also included in our reported price/mix is the net effect of some of our customers purchasing our products in non-U.S. dollar or euro-denominated countries at selling prices denominated in U.S. dollars or euros. This primarily arises when we export products from the U.S. and euro-zone countries. The impact to our reported price/mix of these purchases in other countries at selling prices denominated in U.S. dollars or euros was not material in the periods included in the table above.

The following net sales discussion is on a constant dollar basis.

Food Care

Three Months Ended September 30, 2015 Compared With the Same Period of 2014

The $21 million, or 2% constant dollar decrease in net sales in 2015 compared with 2014 was primarily due to:

•	The divestiture of the North American foam trays and absorbent pads business of $52 million, and
•	lower unit volumes in Latin America which were negatively impacted by general political and economic conditions in Brazil and Venezuela.

This was partially offset by:

•

favorable price/mix primarily in Latin America, North America and EMEA, primarily reflecting a favorable mix driven by new products and the implementation of value-added pricing initiatives, as well as pricing initiatives implemented to offset currency de-valuation and non-material inflationary costs; and

•	higher unit volumes in EMEA, APAC and North America due to strong demand for our innovative products, value added solutions and new platforms.

Nine Months Ended September 30, 2015 Compared With the Same Period of 2014

The $17 million, or less than 1% constant dollar increase in net sales in 2015 compared with 2014 was primarily due to:

•

favorable price/mix across most regions primarily in Latin America, North America and EMEA reflecting favorable results from better mix and disciplined pricing from the progression of our pricing and value initiatives implemented to offset currency de-valuation and non-material inflationary costs; and

•	higher unit volumes in EMEA, APAC and North America due to strong demand for our innovative products, value added solutions and new platforms.

These were partially offset by:

•	the divestiture of our North American foam trays and absorbent pads business of $108 million, and
•	lower unit volumes in Latin America which were negatively impacted by general political and economic conditions in Brazil and Venezuela.

Diversey Care

Three Months Ended September 30, 2015 Compared With the Same Period of 2014

The $22 million, or 4%, constant dollar increase in net sales in 2015 compared with 2014 was primarily due to:

•

higher unit volumes primarily in North America and EMEA due to increased sales driven by new customers and strong demand from distributors as well as strong end-market demand, especially in the hospitality, retail and food service sectors reflecting increased demand for our infection prevention portfolio of products, and

•	favorable price/mix across all regions.

Nine Months Ended September 30, 2015 Compared With the Same Period of 2014

The $51million, or 3%, constant dollar increase in net sales in 2015 compared with 2014 was primarily due to:

•	favorable price/mix across all regions, and
•

higher unit volumes in all regions except Latin America, primarily in North America due to increased sales as a result of new customers and strong distribution and end-market demand, especially in the hospitality and retail sectors.

Product Care

Three Months Ended September 30, 2015 Compared With the Same Period of 2014

The $7 million, or 2%, constant dollar decrease in net sales in 2015 compared with 2014 was primarily due to:

•

lower unit volumes primarily in North America and to a lesser extent Latin America primarily due to product and customer rationalization efforts and weakness in industrial segments, which was partially offset by growth from our e-commerce and third-party logistic customers.

This was partially offset by:

•

favorable price/mix in most regions reflecting results from our focus on maintaining pricing disciplines and an increase of sales from high-performance packaging solutions, including cushioning and packaging systems as compared to sales from general packaging solutions, and the progression of our pricing and value initiatives implemented to offset non-material inflationary costs as well as currency devaluation.

Nine Months Ended September 30, 2015 Compared With the Same Period of 2014

The $4 million, or less than 1%, constant dollar decrease in net sales in 2015 compared with 2014 was primarily due to:

•	lower unit volumes in North America and to a lesser extent Latin America primarily due to rationalization efforts.

This was partially offset by:

•

favorable price/mix across most regions, primarily in North America and Latin America reflecting results from our focus on maintaining pricing disciplines and an increase of sales from high-performance packaging solutions, including cushioning and packaging systems as compared to sales from general packaging solutions, and the progression of our pricing and value initiatives implemented to offset non-material inflationary costs as well as currency devaluation.

Cost of Sales

Cost of sales for the three months and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(In millions)	2015	2014	Change	2015	2014	Change
Net sales	$1,746.2	$1,975.5	(11.6)%	$5,277.6	$5,776.8	(8.6)%
Cost of sales	1,109.6	1,279.4	(13.3)%	3,327.6	3,761.5	(11.5)%
As a % of net sales	63.5%	64.8%		63.1%	65.1%

Three Months Ended September 30, 2015 Compared With the Same Period of 2014

Cost of sales was impacted by favorable foreign currency translation of $151 million. On a constant dollar basis, cost of sales decreased $19 million, or 2%, primarily due to:

•	the divestiture of the North American foam trays and absorbent pads business of $42 million.

This was partially offset by:

•

an increase of $24 million reflecting higher non-material manufacturing costs, primarily related to inflation in salaries, wages and benefit expenses, higher supply chain costs, and to a lesser extent, higher raw material costs, primarily related to Diversey Care.

Nine Months Ended September 30, 2015 Compared With the Same Period of 2014

Cost of sales was impacted by favorable foreign currency translation of $366 million. On a constant dollar basis, cost of sales decreased $68 million, or 2%, primarily due to:

•	the divestiture of the North American foam trays and absorbent pads business of $87 million; and
•	the favorable impact of $19 million related to cost synergies, freight, and other supply chain costs.

These were partially offset by:

•	inflationary costs of approximately $35 million, primarily related to higher non-material manufacturing costs related to inflation in salaries, wages and benefit expenses.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months and nine months ended September 30, 2015 and 2014 are included in the table below.

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(In millions)	2015	2014	Change	2015	2014	Change
Selling, general and administrative expenses	$400.6	$468.8	(14.5)%	$1,243.7	$1,377.8	(9.7)%
As a % of net sales	22.9%	23.7%		23.6%	23.9%

Three Months Ended September 30, 2015 Compared With the Same Period of 2014

SG&A expenses were impacted by favorable foreign currency translation of $45 million. On a constant dollar basis, SG&A expenses decreased $23 million, or 5%.  This decrease was primarily due to:

•	the favorable impact of cost synergies of $10 million realized from our restructuring activities; and
•

a decrease of $12 million reflecting lower incentive-based compensation and benefits expenses, and the capitalization of costs related to the implementation of an enterprise resource planning (“ERP”) system..

Nine Months Ended September 30, 2015 Compared With the Same Period of 2014

SG&A expenses were impacted by favorable foreign currency translation of $128 million. On a constant dollar basis, SG&A expenses decreased $6 million, or less than 1%. This decrease was primarily due to:

•	the favorable impact of cost synergies of $28 million realized from our restructuring activities.

This was partially offset by:

•

an increase in compensation and benefits expenses of $24 million, reflecting the impact of annual salary increases and inflation, partially offset by lower incentive-based compensation and the capitalization of costs related to the implementation of an ERP system; and,

•	other general and administrative expenses of $4 million related to the Intellibot acquisition.

Amortization Expense of Intangible Assets Acquired

Amortization expense of intangible assets acquired for the three months and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(In millions)	2015	2014	Change	2015	2014	Change
Amortization expense of intangible assets acquired	$21.8	$30.4	(28.3)%	$67.4	$92.8	(27.4)%
As a % of net sales	1.2%	1.5%		1.3%	1.6%

Amortization expense of intangibles for the three months and nine months ended September 30, 2015 was impacted by favorable foreign currency translation of $2 million and $6 million, respectively. On a constant dollar basis, amortization expense decreased $6 million, or 20% and $19 million, or 21%, for the three months and nine months ended September 30, 2015, respectively. These decreases were primarily due to certain license agreements and software which we acquired as part of the Diversey acquisition, which were fully amortized as of September 2014.

Stock Appreciation Rights Expense

SARs expense for the three months and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(In millions)	2015	2014	Change	2015	2014	Change
Stock appreciation rights (benefit) expense	$(0.4)	$1.0	(140.0)%	$4.1	$3.2	28.1%
As a % of net sales	0.0%	0.1%		0.1%	0.1%

SARs (benefit) expense includes the impact of changes in the share price of our common stock. The share price of our common stock has increased approximately 11% in the first nine months of 2015 and was relatively unchanged in the nine months ended September 30, 2014.  See Note 16, “Stockholders’ Equity,” for further details of our SARs program. As of September 30, 2015, we had approximately 115,000 SARs outstanding, all of which are now fully vested.

Restructuring Activities

See Note 9, “Restructuring and Relocation Activities,” for additional details regarding each of the Company’s restructuring programs discussed below, restructuring plan’s accrual, spending and other activity for the nine months ended September 30, 2015.

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

The Company currently estimates that it will incur aggregate costs of approximately $395 million to $405 million in connection with the implementation of this Plan, which compares to previously reported estimates of $275 million to $285 million.  The increase represents our recent decision to build and own the new campus in Charlotte, North Carolina, rather than lease it.  The costs associated with the Plan, the majority of which are expected to be incurred between 2015 and 2017, will primarily consist of (i) a reduction in headcount through reorganization and integration, including severance and termination benefits for employees, expected to be approximately $115 million to $120 million, and (ii) other costs associated with the Plan, primarily relating to the building costs of the Charlotte campus, rationalization, consolidation and relocation of certain portions of our global supply chain and other facilities and offices, expected to be approximately $280 million to $285 million. Included in the total cash costs, the Company anticipates approximately $190 million to $200 million of capital expenditures related to the Plan, including the building of the Charlotte campus, of which the majority is expected to be incurred between 2015 and 2016.

The Plan is currently estimated to generate annualized synergies of approximately $90 million to $100 million by the end of 2018.  Additionally, the Plan is expected to generate cash and benefits of approximately $65 million from the sale of certain assets, state and local incentives in connection with the relocation of the Company’s headquarters and reductions in working capital. We achieved $6 million of incremental cost synergies in the three months ended September 30, 2015 and $9 million for the nine months ended September 30, 2015 related to this program compared with the same period in 2014. We achieved these synergies in selling, general and administrative expenses ($5 million for the three months September 30, 2015 and $8 million for the nine months ended September 30, 2015).

Earnings Quality Improvement Program (EQIP)

On May 1, 2013, we commenced with our EQIP, which is an initiative to deliver meaningful cost savings and network optimization. The plan is estimated to generate annualized savings of approximately $90-$110 million by the end of 2016.  We achieved $3 million of incremental cost synergies in the three months ended September 30, 2015 and $28 million for the nine months ended September 30, 2015 related to this program compared with the same period in 2014. We achieved these synergies in cost of sales (less than $1 million for the three months ended September 30, 2015 and $11 million for the nine months ended September 30, 2015) and in selling, general and administrative expenses ($3 million for the three months September 30, 2015 and $19 million for the nine months ended September 30, 2015). We achieved these synergies in selling, general and administrative expenses primarily in our Food Care and Diversey Care divisions.

Integration and Optimization Program (IOP)

In December 2011, we initiated a restructuring program associated with the integration of Diversey’s business following our acquisition of Diversey on October 3, 2011. This program is expected to be substantially completed by the end of 2015.  We achieved $1 million of incremental cost synergies in the three months ended September 30, 2015 and $6 million for the nine months ended September 30, 2015 related to this program compared with the same period in 2014. We achieved these synergies in cost of sales (less than $1 million for the three months ended September 30, 2015 and $2 million for the nine months ended September 30, 2015) and in selling, general and administrative expenses ($1 million for the three months September 30, 2015 and $4 million for the nine months ended September 30, 2015). We achieved these synergies in selling, general and administrative expenses primarily in our Food Care and Diversey Care divisions.

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

See Note 4, “Segments,” for the reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings and other segment details.

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(In millions)	2015	2014(1)	Change	2015	2014(1)	Change
Food Care	$168.4	$181.2	(7.1)%	$532.6	$498.0	6.9%
Adjusted EBITDA Margin	20.1%	18.4%		20.8%	17.5%
Diversey Care	66.4	69.9	(5.0)%	176.5	186.7	(5.5)%
Adjusted EBITDA Margin	13.2%	12.7%		11.7%	11.4%
Product Care	81.0	74.4	8.9%	235.6	215.5	9.3%
Adjusted EBITDA Margin	21.1%	17.7%		20.6%	17.6%
Total Reportable Segments Adjusted EBITDA	315.8	325.5	(3.0)%	944.7	900.2	4.9%
Other	(15.8)	(23.2)	(31.9)%	(52.9)	(63.4)	(16.6)%
Non-U.S. GAAP Total Company Adjusted EBITDA	$300.0	$302.3	(0.8)%	$891.8	$836.8	6.6%
Adjusted EBITDA Margin	17.2%	15.3%		16.9%	14.5%

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

The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment in the three months and nine months ended September 30, 2015 as compared with the prior period.

Food Care

Three Months Ended September 30, 2015 Compared With the Same Period of 2014

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $20 million. On a constant dollar basis, Adjusted EBITDA increased $7 million, or 4%, in 2015 compared with the same period in 2014 primarily due to the impact of:

•	favorable price/mix and margin expansion of $24 million;
•	lower incentive-based compensation and benefits expense of $8 million; and
•	cost synergies of $3 million primarily due to EQIP restructuring program.

These favorable drivers were partially offset by:

•	an increase of $18 million in non-material related manufacturing costs and other expenses; and
•	the effect of the divestiture of the North American foam trays and absorbent pads business of $10 million.

Nine Months Ended September 30, 2015 Compared With the Same Period of 2014

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $50 million. On a constant dollar basis, Adjusted EBITDA increased $84 million, or 17%, in 2015 compared with the same period in 2014 primarily due to the impact of:

•	favorable price/mix and margin expansion of $87 million;
•	cost synergies of $16 million primarily due to EQIP restructuring program;
•	higher unit volumes of $15 million; and
•	lower incentive-based compensation and benefits expense of $8 million.

These favorable drivers were partially offset by:

•	the effect of the divestiture of the North American foam trays and absorbent pads business of $21 million; and
•	an increase of $20 million in non-material related manufacturing costs and other expenses.

Diversey Care

Three Months Ended September 30, 2015 Compared With the Same Period of 2014

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $12 million. On a constant dollar basis, Adjusted EBITDA increased $8 million, or 12%, in 2015 compared with the same period in 2014 primarily due to the impact of:

•	higher unit volumes of $6 million;
•	cost synergies of $5 million primarily due to EQIP restructuring program; and
•	a decrease in SG&A and other expenses of $2 million due to cost management initiatives.

These favorable drivers were partially offset by:

•	unfavorable price/mix of $5 million.

Nine Months Ended September 30, 2015 Compared With the Same Period of 2014

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $30 million. On a constant dollar basis, Adjusted EBITDA increased $20 million, or 11%, in 2015 compared with the same period in 2014 primarily due to the impact of:

•	cost synergies of $15 million primarily due to EQIP restructuring program; and
•	higher unit volumes of $8 million.

These favorable drivers were partially offset by:

•

an increase in SG&A and other expense of $3 million, primarily due to compensation and benefits expense reflecting the impact of annual salary increases and inflation and higher research and development and customer service expenses.

Product Care

Three Months Ended September 30, 2015 Compared With the Same Period of 2014

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $5 million. On a constant dollar basis, Adjusted EBITDA increased $12 million, or 16%, in 2015 compared with the same period in 2014 primarily due to the impact of:

•	favorable price/mix and manufacturing efficiency improvements of $12 million; and
•	a decrease in SG&A and other expenses of $5 million due to cost management initiatives.

These favorable drivers were partially offset by:

•	impact of lower unit volumes of $5 million.

Nine Months Ended September 30, 2015 Compared With the Same Period of 2014

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $15 million. On a constant dollar basis, Adjusted EBITDA increased $35 million, or 16%, in 2015 compared with the same period in 2014 primarily due to the impact of:

•	favorable price/mix and manufacturing efficiency improvements of $48 million; and
•	cost synergies of $5 million primarily due to EQIP restructuring program.

These favorable drivers were partially offset by:

•	the impact of lower unit volumes of $12 million; and
•	an increase in SG&A and other expense of $6 million, primarily due to compensation and benefits expense reflecting the impact of annual salary increases and inflation.

Other

Three Months Ended September 30, 2015 Compared With the Same Period of 2014

This category’s Adjusted EBITDA loss decreased $8 million in the three months ended September 30, 2015 as compared with the same period in 2014, primarily due to the impact of cost synergies in Corporate and favorable price/mix in the Medical Applications business.

Nine Months Ended September 30, 2015 Compared With the Same Period of 2014

This category’s Adjusted EBITDA loss decreased $11 million in the nine months ended September 30, 2015 as compared with the same period in 2014, primarily due to the impact of cost synergies in Corporate and favorable price/mix in the Medical Applications business.

Reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP Net Earnings Available to Common Stockholders

See Note 4, “Segments,” for the reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings and other segment details. The following table shows the reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP net earnings  available to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014(1)	2015	2014(1)
Total Company Adjusted EBITDA	$300.0	$302.3	$891.8	$836.8
Depreciation and amortization (2)	(68.7)	(77.3)	(211.1)	(241.7)
Special items:
Accelerated depreciation of non-strategic assets related to restructuring programs	(0.1)	0.3	0.2	0.2
Restructuring and other charges(3)	(38.4)	(11.4)	(68.0)	(31.6)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(13.0)	(8.4)	(32.2)	(22.8)
Development grant matter included in selling, general and administrative expenses	—	(14.0)	—	(14.0)
SARs	0.4	(1.0)	(4.1)	(3.2)
Impairments of equity method investment	—	—	—	(5.7)
Foreign currency exchange (loss) gains related to Venezuelan subsidiaries	(1.0)	(4.1)	(30.7)	(18.9)
Loss on debt redemption and refinancing activities	0.6	(17.7)	(110.7)	(18.5)
Gain (loss) from Claims Settlement in 2014 and related costs	—	—	—	21.1
Gain (loss) from sale of North America foam trays and absorbent pads business	(0.5)	—	28.7	—
Non-operating charge for contingent guarantee included in other income (expense), net	—	(2.5)	—	(2.5)
Other special items	1.5	1.0	8.6	(5.5)
Interest expense	(54.8)	(69.7)	(172.3)	(222.1)
Income tax provision	39.4	36.7	88.3	79.8
Net earnings available to common stockholders	$86.6	$60.8	$211.9	$191.8

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

(2)	Depreciation and amortization by segment, including share-based incentive compensation, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Food Care	$26.6	$30.6	$81.8	$92.1
Diversey Care	25.7	31.9	77.0	98.9
Product Care	9.3	9.8	28.8	30.7
Total reportable segments	61.6	72.3	187.6	221.7
Other	7.1	5.0	23.5	20.0
Total Company depreciation and amortization(1)	$68.7	$77.3	$211.1	$241.7

(1)	Includes share-based incentive compensation.
(3)	Restructuring and other charges by our segment reporting structure were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Food Care	$15.4	$1.8	$29.5	$12.9
Diversey Care	16.0	8.2	25.5	12.0
Product Care	6.7	1.3	12.6	6.3
Total reportable segments	38.1	11.3	67.6	31.2
Other	0.3	0.1	0.4	0.4
Total Company restructuring and other charges	$38.4	$11.4	$68.0	$31.6

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

Interest expense for the three months and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended			Nine Months Ended
	September 30,		2015 vs. 2014	September 30,		2015 vs. 2014
(In millions)	2015	2014	Change	2015	2014	Change
Interest expense on the amount payable for the Settlement agreement(1)	$—	$—	$—	$—	$4.6	$(4.6)
Interest expense on our various debt instruments:
12% Senior Notes due February 2014(2)	—	—	—	—	2.1	(2.1)
Term Loan A due July, 2017(3)	6.5	0.9	5.6	20.0	0.9	19.1
Term Loan A due July 2019 (October 2016 prior to refinance)(3)	1.1	6.9	(5.8)	3.3	18.6	(15.3)
Term Loan B due October 2018 (3)	—	1.7	(1.7)	—	14.7	(14.7)
Revolving credit facility due July 2019 (October 2016 prior to refinance)(3)	0.6	2.0	(1.4)	1.8	7.6	(5.8)
8.125% Senior Notes due September 2019(4)	—	15.6	(15.6)	—	46.9	(46.9)
6.50% Senior Notes due December 2020	7.0	6.6	0.4	21.0	19.9	1.1
8.375% Senior Notes due September 2021(5)	—	16.0	(16.0)	30.4	48.2	(17.8)
4.875% Senior Notes due December 2022(4)	5.3	—	5	16.0	—	16.0
5.25% Senior Notes due April 2023	5.7	5.8	(0.1)	17.2	17.3	(0.1)
4.50% Senior Notes due September 2023(5)	5.0	—	5.0	5.9	—	5.9
5.125% Senior Notes due December 2024(4)	5.6	—	5.6	16.7	—	16.7
5.50% Senior Notes due September 2025(5)	5.6	—	5.6	6.5	—	6.5
6.875% Senior Notes due July 2033	7.7	7.7	—	23.2	23.1	0.1
Other interest expense	5.7	8.5	(2.8)	14.3	22.7	(8.4)
Less: capitalized interest	(1.0)	(2.0)	1.0	(4.0)	(4.5)	0.5
Total	$54.8	$69.7	$(14.9)	172.3	$222.1	$(49.8)

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
(3)

On July 25, 2014 the Company entered into a second restatement agreement for refinancing of the Term Loan A facilities, Term Loan B facilities and revolving credit facilities with new Term Loan A facilities.  See Note 11, “Debt and Credit Facilities” in Part II, Item 8 of our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for further information.

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

In the second quarter of 2015, Sealed Air sold its equity interest in the joint venture which had a carrying value of zero and in connection with the closing of this sale, Sealed Air and the other partner had to pay a portion of the outstanding debt that the joint venture owed for which Sealed Air had recorded a current liability in 2012.  At closing, Sealed Air also collected its outstanding receivables and paid certain payables to the joint venture.   In July 2015, the partner paid the remaining outstanding debt balance and Sealed Air was relieved of its remaining guarantee obligation.  Therefore, the remaining liability for the guarantee was reversed.  As a result of these transactions, we recorded in the nine months ended September 30, 2015 pre-tax income of $9.1 million which was reflected as a special item.  Included in this amount was $6.6 million related to the portion of the debt that the partner paid which is reflected in other income (expense), net, $2.0 million due to the reversal of allowance for bad debts which is reflected in selling, general and administrative expenses and in other income (expense), net and $0.5 million related to the impact of the revaluation of the non-U.S. dollar-denominated contingent liability and the related foreign currency forward contracts which was included in other income, net.

Other Income (Expense), Net

See Note 18, “Other Income (Expense), net,” for the components and discussion of other income, net.

Income Taxes

Our effective income tax rate for the three months ended September 30, 2015 was 31.3% and for the nine months ended September 30, 2015 was 29.4%. Our effective income tax rates benefited from a favorable earnings mix with earnings in jurisdictions with lower tax rates. However, the effective tax rate for the nine months ended September 30, 2015 was negatively impacted by foreign currency exchange losses related to Venezuelan subsidiaries of approximately $31 million for which the Company will receive no tax benefits. As this loss was driven by the Company’s change to an alternative foreign exchange market, the tax impact of this loss was treated as a discrete item in the second quarter of 2015. In the third quarter of 2015, the Company recorded a net discrete income tax benefit of $15 million related to return to provision adjustments and the recognition of foreign tax credits. In addition, the Company recorded a discrete income tax expense of $17 million from changes to its unrecognized tax benefits including a new reserve related to the Settlement payment, and releases of certain reserves recorded at the time of the Diversey acquisition due to the expiration of the statute of limitations. Together, these items did not have a material impact on the tax expense for the three or nine months ended September 30, 2015.

Our effective income tax rate for the three months ended September 30, 2014 was 37.6% and for the nine months ended September 30, 2014 was 29.4%.  Our effective income tax rates for both periods benefited from a favorable earnings mix with earnings in jurisdictions with lower tax rates.  In addition, our effective tax rate for the nine months ended September 30, 2014 benefited from certain favorable discrete items totaling approximately $16 million, including $7 million from a favorable tax settlement and approximately $6 million from the release of reserves related to the statute of limitations and a successful judicial verdict.  Partially offsetting these items was a negative impact related to foreign currency exchange losses of Venezuelan subsidiaries of approximately $19 million from which the Company received no tax benefit, and the lapse of various U.S. tax provisions (the “Extenders”), including the research and development credit and certain foreign provisions.

Our effective tax rate depends on the realization of our deferred tax assets, net of our valuation allowances. We have deferred tax assets related to other accruals not yet deductible for tax purposes, foreign tax credits, U.S. and foreign net operating loss carry forwards and investment tax allowances, employee benefit items, and other items.

We are under examination by the IRS with respect to the Settlement agreement.  The outcome of that negotiation may affect the utilization of certain tax attributes and require us to remit a portion of the refund.

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

As of September 30, 2015, we had cash and cash equivalents of $334 million, of which approximately $317 million, or approximately 95%, was located outside of the U.S. As of September 30, 2015, there were certain foreign government regulations restricting transfers on less than $20 million of the cash located outside of the U.S. As of September 30, 2015, our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends.

Cash and Cash Equivalents

The following table summarizes our accumulated cash and cash equivalents:

	September 30,	December 31,
(In millions)	2015	2014
Cash and cash equivalents	$334.3	$322.6

See “Analysis of Historical Cash Flows” below.

Accounts Receivable Securitization Programs

At September 30, 2015, we had $187 million available to us under the programs of which we had $107 million outstanding as of September 30, 2015. At December 31, 2014, we had $192 million available to us under the programs of which we had $36 million outstanding at December 31, 2014.  See Note 8, “Accounts Receivable Securitization Programs,” for information concerning these programs.

Lines of Credit

We have a $700 million revolving credit facility. During the first nine months of 2015, we utilized borrowings under this facility and had $90 million outstanding at September 30, 2015. There was $23 million outstanding under the revolving credit facility at December 31, 2014.  See Note 10, “Debt and Credit Facilities,” for further details.

There was $83 million and $71 million outstanding under various lines of credit extended to our international subsidiaries at September 30, 2015 and December 31, 2014, respectively.  See Note 10, “Debt and Credit Facilities,” for further details.

Covenants

At September 30, 2015, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 10, “Debt and Credit Facilities.”

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

Outstanding Indebtedness

At September 30, 2015 and December 31, 2014, our total debt outstanding consisted of the amounts set forth in the following table.

	September 30,	December 31,
(In millions)	2015	2014
Short-term borrowings	$280.5	$130.4
Current portion of long-term debt	34.7	1.1
Total current debt	315.2	131.5
Total long-term debt, less current portion	4,334.9	4,282.5
Total debt	$4,650.1	$4,414.0

See Note 10, “Debt and Credit Facilities,” for further details.

Analysis of Historical Cash Flow

The following table shows the changes in our consolidated cash flows in the nine months ended September 30, 2015 and 2014.

	Nine Months Ended
	September 30,
(In millions)	2015	2014
Net cash provided by (used in) operating activities	$678.6	$(464.8)
Net cash provided by (used in) investing activities	6.9	(79.6)
Net cash (used in) provided by financing activities	(626.1)	0.7

Net Cash Provided by (Used in) Operating Activities

Nine Months Ended September 30, 2015

Net cash provided by operating activities of $679 million in the nine months ended September 30, 2015 was primarily attributable to:

•

$212 million of net earnings, which included $336 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for depreciation and amortization and share-based incentive compensation expenses; and

•	$235 million tax refund related to the Settlement agreement payment.

These were partially offset by:

•	a net cash use of $104 million related to changes in operating assets and liabilities, primarily attributable to:
•	A planned increase in inventories to ensure customer service levels are maintained ahead of the go-live of an ERP system,
•	An increase in trade receivables,
•	A decrease in other liabilities primarily due to the payment of 2014 bonuses, partially offset by
•	An increase in accounts payable reflecting an increase in payment terms.

Nine Months Ended September 30, 2014

Net cash used in operating activities of $465 million in the nine months ended September 30, 2014 was primarily attributable to:

•	$930 million used to fund the cash portion of the Settlement agreement, and
•

a net cash use of $59 million in changes in operating assets and liabilities, primarily in inventories, accounts payable, other liabilities and to a lesser extent, trade receivables, net.  This activity reflects the timing of inventory purchases and the related payments of cash along with the timing of certain annual incentive compensation payments and interest payments and the seasonality of sales and collections.

These were partially offset by:

•

$332 million of adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for depreciation and amortization, share-based incentive compensation expenses,  profit sharing expense, partially offset by the gain from Claims Settlement, and

•	$192 million of net earnings.

Net Cash Provided by (Used in) Investing Activities

Nine Months Ended September 30, 2015

Net cash provided by investing activities in the nine months ended September 30, 2015 of $7 million primarily consisted of proceeds from the sale of business of approximately $75 million, proceeds from settlements of forward contracts of $35 million, and $32 million in proceeds from the sale of our facility located in Racine, Wisconsin and other property and equipment.  These were partially offset by capital expenditures of $112 million related to capacity expansions to support growth in net sales and $24 million related to business acquisitions.  See Note 9, “Restructuring and Relocation Activities” for further discussion on the sale of the Racine facility.  Capital expenditures related to our restructuring programs were $5 million in the nine months ended September 30, 2015.

Nine Months Ended September 30, 2014

Net cash used in investing activities of $80 million in the nine months ended September 30, 2014 primarily consisted of capital expenditures related to capacity expansions to support growth in net sales, partially offset by $9 million related to the settlement of foreign currency forward contracts and cash proceeds of $9 million from the sales of property, equipment and other assets.  Capital expenditures related to our restructuring programs were $16 million in the nine months ended September 30, 2014.

Net Cash (Used in) Provided by Financing Activities

Nine Months Ended September 30, 2015

Net cash used in financing activities of $626 million in the nine months ended September 30, 2015 was primarily due to the following:

•	repayment of $750 million of 8.375% senior notes due 2021,
•	repurchases of common stock of $686 million,
•	payments of debt extinguishment of $108 million, and
•	payments of quarterly dividends of $81 million.

These factors were partially offset by:

•	proceeds from the issuance of $400 million of 5.50% senior notes due 2025,
•	proceeds from the issuance of €400 million of 4.50% senior notes due 2023
•	net proceeds from borrowings under our accounts receivable securitization program of $71 million,
•	net proceeds from borrowing under our revolving credit facility of $67 million, and
•	increases in short-term borrowings under local lines of credit of $12 million.

Nine Months Ended September 30, 2014

Net cash provided by financing activities of $1 million in the nine months ended September 30, 2014 was primarily due to the following:

•	proceeds from term loan A of $1.4 billion as part of the amendment and restatement of the senior secured credit facilities,
•	net proceeds of $276 million from borrowing under our revolving credit facility, and
•	net proceeds from borrowings under our accounts receivable securitization programs of $87 million.

These factors were partially offset by:

•	repayments of term loan A of $693 million and term loan B of $695 million,
•	repayment of $150 million on 12% Senior Notes,
•	repurchase of common stock of $134 million,
•	payments of quarterly dividends of $84 million,
•	repayments of outstanding borrowings under local lines of credit of $29 million, and
•	$12 million payments of debt issuance costs as part of the amendment and restatement of the senior secured credit facilities.

Free Cash Flow

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We typically generate the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended
	September 30,
(In millions)	2015	2014	Change
Cash flow provided by (used in) operating activities	$678.6	$(464.8)	$1,143.4
Capital expenditures	(112.3)	(93.8)	(18.5)
Free cash flow(1)	$566.3	$(558.6)	$1,124.9

(1)

Free cash flow was $331 million in 2015 excluding the tax refund received of $235 million in connection with the Settlement agreement. Free cash flow was $371 million in 2014 excluding the payment of the Settlement agreement of $930 million.

Changes in Working Capital

	September 30,	December 31,
(In millions)	2015	2014	Change
Working capital (current assets less current liabilities)	$502.4	$990.2	$(487.8)
Current ratio (current assets divided by current liabilities)	1.3x	1.6 x
Quick ratio (current assets, less inventories divided by current liabilities)	0.9x	1.2 x

The $488 million, or 49%, decrease in working capital in the nine months ended September 30, 2015 was primarily due to the tax refund received related to the Settlement agreement,  a decrease in trade receivables and an increase in accounts payable reflecting higher days payable outstanding consistent with initiatives for longer payment terms, resulting in an increase in short term borrowings under our revolving credit facility.  The impact of these items was offset by an increase in inventory.

Changes in Stockholders’ Equity

The $721 million, or 62%, decrease in stockholders’ equity in 2015 compared with 2014 was primarily due to:

•

a net increase in shares held in treasury of $708 million primarily due to the repurchase of common stock into treasury stock of $726 million, partially offset by the transfer of common stock held in treasury of $27 million related to our 2014 profit sharing plan contribution made in the first quarter of 2015,

•	cumulative translation adjustment of $198 million,
•	dividends paid and accrued on our common stock of $81 million, and
•	unrealized losses on derivative instruments of $12 million.

These were partially offset by:

•	net earnings of $212 million,
•	increase of $57 million in additional paid in capital due primarily to share-based incentive compensation, and
•	a net decrease in unrecognized pension items of $9 million.

We repurchased approximately 14.5 million shares of our common stock in the nine months ended September 30, 2015 for $726 million.  This includes 0.5 million shares purchased under our March ASR program for $25 million at an average price of $45.74 per share and 5.8 million shares purchased under our August ASR program for $299 million at an average price of $51.76 per share.  See Note 16, “Stockholders’ Equity,” for further details.

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

Foreign Currency Forward Contracts

At September 30, 2015, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2014 Annual Report on Form 10-K.  For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2014 Form 10-K, which information is incorporated herein by reference.

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

At September 30, 2015, we had no outstanding interest rate collars or options.

The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.

See Note 12, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $115 million in the fair value of the total debt balance at September 30, 2015. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

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

Argentina

Recent economic events in Argentina, including the default on some of its international debt obligations, have exposed us to heightened levels of foreign currency exchange risks. However, as of September 30, 2015, we do not anticipate these events will have a material impact on our 2015 results of operations. For the three months and nine months ended September 30, 2015, approximately 2% of our consolidated net sales and operating income were derived from our businesses in Argentina. As of September 30, 2015, we had net assets of $28 million (including $2 million of cash and cash equivalents) in Argentina. Also, as of September 30, 2015, our Argentina subsidiaries had a negative cumulative translation adjustment balance of $32 million.

Russia

The U.S. and the European Union (EU) have recently imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities.  Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products.  These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however they may limit the amount of future business the Company does with customers involved in activities in Russia.  As of September 30, 2015, approximately 2% of our consolidated net sales were derived from products sold into Russia.

Greece

Recent economic events in Greece, including missing payment to the International Monetary Fund and the uncertainties relating to the ability of Greece to remain in the European Monetary Union may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of September 30, 2015, we do not anticipate these events will have a material impact on our 2015 results of operations. As of September 30, 2015, less than 1% of our consolidated net sales were derived from products sold into Greece.

Brazil

Recent economic events in Brazil, including the increase in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of September 30, 2015, we do not anticipate these events will have a material impact on our 2015 results of operations. As of September 30, 2015, less than 3% of our consolidated net sales were derived from products sold into Brazil.

Impact of Inflation and Currency Fluctuation

Economic and political events in certain countries have exposed us to heightened levels of inflation and foreign currency exchange risks.  The effects of these could impact our financial condition and results of operations.  See Note 1, “Organization and Basis of Presentation – Impact of Inflation and Currency Fluctuation” for details regarding the impact of inflation and currency fluctuation.  Also, for a discussion of our risk factors, please refer to Part II, Item 1A, “Risk Factors.”

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at September 30, 2015 would have caused us to pay approximately $92 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

Our foreign currency forward contracts are described in Note 11, “Derivatives and Hedging Activities,” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference.

Interest Rate and Currency Swaps

In connection with exercising the $100 million delayed draw under the senior secured credit facility, we entered into a series of interest rate and currency swaps.  These swaps convert the U.S dollar-denominated variable rate obligation under the credit facility into a fixed rate Brazilian real-denominated obligation.  The delayed draw and the interest rate and currency swaps are used to fund expansion and general corporate purposes of our Brazilian subsidiaries.

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

The €400 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in fair value of the debt was $0.1 million as of September 30, 2015, and is reflected in long-term debt on our condensed consolidated balance sheet.

In March 2015, we entered into a series of cross-currency swaps with a combined notional amount of $425 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The fair value of this hedge as of September 30, 2015 was $(22.2) million on our condensed consolidated balance sheet.

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

Other Derivative Instruments

During the second quarter of 2015, we entered into a series of foreign currency exchange options to partially protect the Company’s euro-denominated earnings from a decline in the value of the euro.  The notional value of this hedge as of September 30, 2015 was $11.9 million.

We may use other derivative instruments from time to time to manage exposure to foreign exchange rates and to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency.

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower or in Euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $985 million at September 30, 2015 and $500 million at December 31, 2014.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $1 million for the three months ended September 30, 2015.  The provision for the three months ended September 30, 2014 was $2 million.  Our provision for bad debt expense was $3 million for the nine months ended September 30, 2015 and $5 million for the nine months ended September 30, 2014. The allowance for doubtful accounts was $26 million at September 30, 2015 and $29 million at December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are currently engaged in a phased implementation and upgrade of enterprise resource planning software in certain regions, which will bring all regions on to common software over the next few years.  The implementation is being performed in the ordinary course of business to improve efficiency through the use of common software.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 15, “Commitments and Contingencies,” which is incorporated herein by reference.  See also Part I, Item 3, “Legal Proceedings,” of our 2014 Form 10-K, as subsequently updated by our Quarterly Reports on Form 10-Q, as well as the information incorporated by reference in that item.

We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our condensed consolidated financial condition or results of operations.

Item 1A.  Risk Factors.

There have been no significant changes to our risk factors since December 31, 2014.  For a discussion of our risk factors, please refer to Part I, Item 1A, “Risk Factors,” of our 2014 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended  September 30, 2015, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

			Total Number of	Maximum Approximate Dollar
			Shares Purchased as	Value of Shares that May
	Total Number of	Average Price	Part of Announced	Yet be Purchased Under the
Period	Shares Purchased (1)	Paid Per Share(2)	Plans or Programs	Plans or Programs(3)
	(a)	(b)	(c)	(d)
Balance as of June 30, 2015				$1,500,000,000
July 1, 2015 through July 31, 2015	3,172,646	$51.83	3,169,579	1,372,128,533
August 1, 2015 through August 31, 2015	3,166,417	99.70	3,139,193	1,059,153,043
September 1, 2015 through September 30, 2015	5,028,638	19.74	5,002,634	960,424,395
Total	11,367,701	$50.92	11,311,406	$960,424,395

(1)

We acquired shares by means of (a) share trading plans we entered into with our brokers and pursuant to our publicly announced program (described below), (b) an accelerated share repurchase program we entered into during the quarter, (c) shares withheld from awards under our Omnibus Incentive Plan (the successor plan to our 2005 Contingent Stock Plan) pursuant to the provision thereof that permits minimum tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (d) shares reacquired pursuant to the forfeiture provision of our Omnibus Incentive Plan. We report price calculations in column (c) in the table above only for shares purchased as part of our publicly announced program, when applicable. For shares withheld for minimum tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the Omnibus Incentive Plan as those shares are simply forfeited.

	Shares withheld	Average withholding	Forfeitures under
	for tax obligations	price for shares	Omnibus Incentive
Period	and charges	in column “a”	Plan	Total
	(a)	(b)	(c)	(d)
July 2015	3,067	$51.38	—	3,067
August 2015	—	—	27,224	27,224
September 2015	23,850	50.61	2,154	26,004
Total	26,917		29,378	56,295

(2)

In August 2015, the Company entered into an accelerated share repurchase (ASR) program with a third-party financial institution to repurchase $299 million of the Company’s common stock. Pursuant to the agreement, the Company paid the third-party institution $300 million on August 5, 2015 and received 2,896,992 shares. Upon completion of the program effective September 17, 2015, the Company received a final delivery of 2,874,611 shares and a reduced notional amount of $1 million.   As a result of the upfront payment in August, the average per share prices reflected above for the August and September periods were not individually comparable to the actual average share repurchase price throughout the complete scope of the ASR program.  The average repurchase price per share for the full duration of the ASR program was $51.76.  In addition to the ASR program, the Company repurchased 5,539,803 shares at an average price of $50.05 through share trading plans during the quarter.

(3)

From July 1, 2015 through July 8, 2015, the Company repurchased 700,662 shares at an average price per share of $51.94 under the share repurchase program approved by the Board of Directors on August 9, 2007 by means of the share trading plans referenced above.  Following such repurchases, there remained 6,247,040 shares available under such program. As discussed below, such program was replaced on July 9, 2015.

On August 9, 2007, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase in the aggregate up to 20 million shares of our issued and outstanding common stock. This program had no set expiration date. This program replaced our prior share repurchase program, which we terminated at that time.

On July 9, 2015, the Board of Directors authorized a new stock repurchase program to repurchase up to $1.5 billion of the Company’s issued and outstanding common stock. This new program replaced the previous stock repurchase program approved in August 2007. This program has no set expiration date. Please also refer to the "Repurchases of Capital Stock," in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part II Item 7 of our Form 10-K.

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

31.1	Certification of Jerome A. Peribere pursuant to Rule 13a-14(a), dated November 3, 2015.
31.2	Certification of Carol P. Lowe pursuant to Rule 13a-14(a), dated November 3, 2015.
32	Certification of Jerome A. Peribere and Carol P. Lowe, pursuant to 18 U.S.C. § 1350, dated November 3, 2015.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: November 3, 2015	By:	/s/ William G. Stiehl
William G. Stiehl
Chief Accounting Officer and Controller