Form 10-K
period 2015-12-31
SEALED AIR CORP/DE
filed 2016-02-22
CIK 1012100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $10,611,000,000, based on the closing sale price as reported on the New York Stock Exchange.

There were 195,993,330 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of January 31, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, to be held on May 19, 2016, are incorporated by reference into Part II and Part III of this Form  10-K.

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

The Company measures segment performance using Adjusted EBITDA (a non-U.S. GAAP financial measure). Adjusted EBITDA is defined as Earnings before Interest Expense, Taxes, Depreciation and Amortization, adjusted to exclude the impact of special items.

We also present our adjusted income tax rate or provision (“Adjusted Tax Rate”). The Adjusted Tax Rate is a measure of our U.S. GAAP effective tax rate, adjusted to exclude the tax impact from the special items that are excluded from our Adjusted Net Earnings and Adjusted EPS metrics as well as expense or benefit from any special taxes or tax benefits. The Adjusted Tax Rate is an indicator of the taxes on our core business. The tax situation and effective tax rate in the specific countries where the excluded or special items occur will determine the impact (positive or negative) to the Adjusted Tax Rate.

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

We are a leading global innovator in the applications we serve and we differentiate ourselves through our:

●	extensive global reach, by which we leverage our strengths across our operations in 62 countries to reach customers in 169 countries;
●	approximately 23,000 employees representing industry-leading expertise in package design, sales, service and engineering, hygiene and sanitation solutions, and in food science;
●

leading brands, such as Cryovac® packaging technology, Diversey® and TASKI® brand cleaning and hygiene solutions, including Intellibot® floor cleaning robots, and our Bubble Wrap ® brand cushioning, Jiffy® protective mailers, Instapak® foam-in-place systems and B+ Equipment’s proprietary flagship I-Pack® and e-Cube system™;

●	technology leadership with an emphasis on proprietary and patented technologies;
●	total systems offering that includes specialty materials and formulations, equipment systems and services; and
●	solid cash flow generation from premium solutions to meet our customers’ needs, productivity improvements, working capital management and an asset-light business model.

In 2015, our operations generated approximately 62% of our revenue from outside the United States. We generated net sales of $7,032 million, net earnings from continuing operations of $335 million and Adjusted EBITDA of $1,174 million.  Refer to Part II, Item 7 “Management’s discussion and Analysis of Financial Conditions and Results of Operations for reconciliation of Non-U.S. GAAP  total company adjusted EBITDA to U.S. GAAP net earnings from continuing operations.

Our Competitive Strengths

Leading Market Positions. We are a leading global provider of packaging solutions for the institutional food, consumer and industrial markets.  We are also one of the leading providers of institutional and industrial cleaning, sanitation and hygiene solutions, products and related services. We offer the food processing and food service industries improved health and hygiene, extended shelf life and enhanced operational productivity by reducing down-time, waste generation, water use, effluent discharge, energy consumption and greenhouse gas emissions. We also offer business supply distributors a broad selection of premium packaging and cleaning solutions to maximize distribution efficiencies and customer reach.

Scale and Global Reach. We have approximately 23,000 employees globally and are present in 62 countries with a sales and distribution network reaching 169 countries. This scale and reach enables us to meet our customers’ needs as they expand their business on a global basis. We believe our geographic presence, extensive distribution network, and exposure to a variety of end markets help diversify our business, leverage our technology and our total systems solution model and position us to capitalize on growth opportunities in markets around the world.

Diversified Customer Base. Our customers include leading global food and beverage processors, business supply distributors, consumer products manufacturers, hotel operators, retailers, building contractors, educational institutions and health care providers. Our customer base is diverse, with no single customer or affiliated group of customers representing more than 10% of net sales in 2015.

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

Solid Cash Flow Generation. The stability of our business, combined with the relatively low capital intensity of our operations and our solid working capital management, supports our ability to generate cash flow. We believe we are well positioned to benefit from attractive long-term global growth trends such as an increasing emphasis on food safety and security, health and hygiene, and sustainability, cost competitiveness and performance, as well as our own geographic diversity, to drive additional cash flow.

Our Business Strategies

We seek to enhance our position as a leading global provider of innovative packaging and hygiene solutions that our customers use to improve performance, cost competitiveness and sustainability within their operations by focusing on six strategic priorities:

Maintaining and extending our technological leadership, expertise and our sustainability value proposition.

We continue to focus on becoming a knowledge-based, market-driven company centered on offering innovative solutions that enable our customers to meet their sustainability needs while growing their business, reducing costs and mitigating risk, including enhancing top line growth and conserving energy, water and other resources while reducing waste in their operations. Our product solution goals align with sustainable sourcing principles and new product development innovation processes, while providing greater transparency of our supply chain.  We enhance our ability to position our product features and benefits using a sustainability lens and leverage these product strengths to differentiate our solutions in the market, with a view to this approach becoming the new business standard in the future.

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

The business largely serves perishable food and beverage processors, predominately in fresh red meat, smoked and processed meats, beverages, poultry and dairy (solids and liquids) markets worldwide, and maintains a leading position in the applications it targets. Solutions are marketed under the Cryovac ® and Diversey® trademarks and under sub-brands such as Cryovac Grip & Tear ®, Cryovac® Darfresh®, Cryovac Mirabella ®, Simple Steps ®, Secure Check ®, Enduro Power™ and Optidure™.

Our solutions incorporate equipment systems that are frequently integrated into customers’ operations, consumables such as advanced flexible films, absorbent materials and trays, and a variety of pre- and post-sale services. Packaging equipment systems can incorporate various options for loading, filling and dispensing, and will also accommodate certain retort and aseptic processing conditions. Equipment solutions supported include vacuum shrink bag systems, Cryovac ®, Flow-Vac ® (a U.S. registered trademark of Ulma Packaging Technological Center) wrapping/vacuuming packaging systems, thermoforming, skin, tray/lid and vertical pouch packaging systems. Services include graphic design, printing, training, field quality assurance and remote diagnostics. Facility hygiene solutions include clean-in-place and open plant systems that integrate cleaning chemicals, lubricants, floor care equipment and cleaning and dispensing tools. Also offered are a wide range of value-added services such as application and employee training and auditing of hygiene, water and energy management to improve the operational efficiency of customers’ processes and their cleaning efficacy.

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

Diversey Care integrates cleaning chemicals, floor care machines, cleaning tools and equipment, and a wide range of value-added services based on extensive expertise, including application and employee training, auditing of hygiene and appearance, food safety services and water and energy management. These solutions address kitchen hygiene, floor care, housekeeping and restroom care, and professional laundry. The product range of Diversey-branded solutions includes fully integrated lines of products and dispensing systems for hard surface cleaning, disinfecting and sanitizing, hand washing, deodorizing, mechanical and manual ware washing, hard surface and carpeted floor cleaning systems, cleaning tools and utensils, and fabric care for professional laundry applications comprising detergents, stain removers, bleaches and a broad range of dispensing equipment for process control and management information systems. Floor care machines are commercialized under the well-established Taski ® brand, including Intellibot® floor cleaning robots.

Diversey Care is focused on leveraging its extensive expertise and integrated solutions to expand its global market presence with regional and multinational customers across its five targeted sectors.  Diversey Care retains a solid market position in developed economies where increased urbanization and greater sanitation and hygiene requirements provide meaningful growth opportunities.

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

This division provides customers with a versatile range of Product Care solutions to meet cushioning, void fill, positioning/block-and-bracing, surface protection, retail display, containment and dunnage needs. Solutions are marketed under industry-leading brands that include Bubble Wrap ® and AirCap ® air cellular packaging, Cryovac ® performance shrink films, Shanklin ® FloWrap shrink packaging systems, Instapak ® polyurethane foam packaging systems, Jiffy ®mailers, and Korrvu ® suspension and retention packaging and sustainable offers in PakNatural ® Loose fill and RestoreÒ Mushroom ® packaging.  The Company’s acquisition of B+ Equipment includes the flagship I-Pack® system and newly introduced e-Cube™ system, both of which provide intelligent, high-velocity fulfillment. Solutions are sold globally and supported by a network of 29 American Society for Testing and Materials International (“ASTM”) approved Product Care design and testing centers, and one of the industry’s largest sales and service teams.

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

Global Operations

We operate through our subsidiaries and have a presence in the United States and the 61 other countries listed below, enabling us to distribute our products to our customers in 169 countries.

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

In maintaining our foreign operations, we face risks inherent in these operations, such as currency fluctuations, inflation and political instability. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference. Other risks attendant to our foreign operations are set forth in Part I, Item 1A “Risk Factors,” of this Annual Report on Form 10-K, which information is incorporated herein by reference. Information on the impact of currency exchange on our Consolidated Financial Statements appears in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information showing net sales and total long-lived assets by geographic region for each of the three years ended December 31, 2015 appears in Note 4, “Segments,” which information is incorporated herein by reference. We maintain programs to comply with the various laws, rules and regulations related to the protection of the environment that we may be subject to in the many countries in which we operate. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Environmental Matters.”

Employees

As of December 31, 2015, we had approximately 23,000 employees worldwide. Approximately 6,500 of these employees were in the U.S., with approximately 150 of these employees covered by collective bargaining agreements. Of the approximately 16,500 employees who were outside the U.S., approximately 9,800 were covered by collective bargaining agreements. Collective bargaining agreements related to 11% of our employees, primarily outside the U.S., will expire and we will be engaged in negotiations to attain new agreements.  Many of the covered employees are represented by works councils or industrial boards, as is customary in the jurisdictions in which they are employed. We believe that our employee relations are satisfactory.

Marketing, Distribution and Customers

At December 31, 2015, we employed approximately 7,100 sales, marketing and customer service personnel throughout the world who sell and market our products to and through a large number of distributors, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, foodservice businesses, supermarket retailers, lodging, retail, pharmaceutical companies, healthcare facilities, medical device manufacturers, and other manufacturers.

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

We have no material long-term contracts for the distribution of our products. In 2015, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales.

Seasonality

Historically, net sales in our Food Care segment have tended to be slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter, due to holiday events.  Net sales in our Product Care segment have also tended to be slightly lower in the first quarter and higher in the mid-third quarter and through the fourth quarter due to the holiday shopping season.  Net sales in our Diversey Care segment have tended to be higher in the second quarter due to higher occupancy rates in European lodging.  On a consolidated basis, there is little seasonality in the business, with net sales slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter. Our consolidated net earnings typically trend directionally the same as our net sales seasonality. Cash flow from operations has tended to be lower in the first quarter and higher in the fourth quarter, reflecting seasonality of sales and working capital changes, including the timing of certain annual incentive compensation payments.

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

Our Product Care products compete with similar products made by other manufacturers and with a number of other packaging materials that customers use to provide protection against damage to their products during shipment and storage. Among the competitive materials are various forms of paper packaging products, expanded plastics, corrugated die cuts, strapping, envelopes, reinforced bags, boxes and other containers, and various corrugated materials, as well as various types of molded foam plastics, fabricated foam plastics, mechanical shock mounts, wood blocking and bracing systems, and a portfolio of automated packaging and fulfillment systems. We believe that we are one of the leading suppliers of air cellular cushioning materials containing a barrier layer, inflatable packaging, suspension and retention packaging, shrink films for industrial and commercial applications, protective mailers, polyethylene foam and polyurethane foam packaging systems in the principal geographic areas in which we sell these products.  Additionally, due to internal technology development investments and due to the acquisition of B+ Equipment in 2015, we are a leader in automated void reduction systems technology and automated mailer technology.

Competition for most of our Medical Applications products is based primarily on performance characteristics, service and price.

Raw Materials and Purchasing

Suppliers provide raw materials, packaging components, contract manufactured goods, equipment and other direct materials, such as inks, films and paper.  Our principal raw materials are polyolefin and other petrochemical-based resins, as well as chemicals such as caustic soda, solvents, waxes, phosphates, surfactants, chelates, fragrances, paper and wood pulp products. Raw materials represent approximately one-third of our consolidated cost of sales. We also purchase corrugated materials, cores for rolls of products such as films and Bubble Wrap ® brand cushioning, inks for printed materials, bag-in-the-box containers, bottles, drums, pails, totes, aerosol cans, caps, triggers, valves, and blowing agents used in the expansion of foam packaging products. In addition, we offer a wide variety of specialized packaging equipment, some of which we manufacture or have manufactured to our specifications, some of which we assemble and some of which we purchase from suppliers. Equipment and accessories include industrial and food packaging equipment, dilution-control warewashing and laundry equipment, floor care machines and items used in the maintenance of a facility such as air care dispensers, floor care applicators, microfiber mops and cloths, buckets, carts and other cleaning tools and utensils.

The vast majority of the raw materials required for the manufacture of our products and all components related to our equipment and accessories generally have been readily available on the open market, in most cases are available from several suppliers and are available in amounts sufficient to meet our manufacturing requirements. However, we have some sole-source suppliers, and the lack of availability of supplies could have a material negative impact on our consolidated financial condition or results of operations. Natural disasters such as hurricanes, as well as political instability and terrorist activities, may negatively impact the production or delivery capabilities of refineries and natural gas and petrochemical suppliers and suppliers of other raw materials. Due to by-product/co-product chemical relationships to the automotive and housing markets, several materials may become difficult to source. These factors could lead to increased prices for our raw materials, curtailment of supplies and allocation of raw materials by our suppliers. We purchase some materials used in our packaging products from materials recycled in our manufacturing operations or obtained through participation in recycling programs. Although we purchase some raw materials under long-term supply arrangements with third parties, these arrangements follow market forces and are in line with our overall global purchasing strategy, which seeks to balance the cost of acquisition and availability of supply.

We have a centralized supply chain organization, which includes centralized management of purchasing and logistic activities. Our objective is to leverage our global scale to achieve purchasing efficiencies and reduce our total delivered cost across all our regions. We do this while adhering to strategic performance metrics and stringent purchasing practices.

Research and Development Activities

We maintain a continuing effort to develop new products and improve our existing products and processes, including developing new packaging, chemical formulations and equipment, and related applications, using our intellectual property. From time to time, we also license or acquire technology developed by others. Our research and development projects rely on our technical capabilities in the areas of food science, materials science, chemistry and chemical engineering, package design and equipment engineering. Our research and development expense was $129 million in 2015, $135 million in 2014 and $133 million in 2013.

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

Patents and Trademarks

We are the owner or licensee of an aggregate of over 4,000 U.S. and foreign patents and patent applications, as well as an aggregate of over 10,600 United States and foreign trademark registrations and trademark applications that relate to many of our products, manufacturing processes and equipment. We believe that our patents and trademarks collectively provide a competitive advantage. We file annually an average of 200 U.S. and foreign patent applications and 400 U.S. and foreign trademark applications. None of our reportable segments is dependent upon any single patent or trademark alone. Rather, we believe that our success depends primarily on our sales and service, marketing, engineering and manufacturing skills and on our ongoing research and development efforts. We believe that the expiration or unenforceability of any of our patents, applications, licenses or trademark registrations would not be material to our business or consolidated financial condition.

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

We operate in 62 countries, and our products are distributed in those countries as well as in other parts of the world. A large portion of our manufacturing operations are located outside of the U.S. and a majority of our net sales are generated outside of the U.S.   These operations, particularly in developing regions, are subject to various risks that may not be present or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those areas.

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

Fluctuations between foreign currencies and the U.S. dollar could materially impact our consolidated financial condition or results of operations.

Approximately 62% of our net sales in 2015 were generated outside the United States. We translate sales and other results denominated in foreign currency into U.S. dollars for our Consolidated Financial Statements.  As a result, the Company is exposed to currency fluctuations both in receiving cash from its international operations and in translating its financial results back to U.S. dollars.  During periods of a strengthening U.S. dollar, our reported international sales and net earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.  The Company cannot predict the effects of exchange rate fluctuations on its future operating results. As exchange rates vary, the Company's results of operations and profitability may be harmed. While we use financial instruments to hedge certain foreign currency exposures, this does not insulate us completely from foreign currency effects and exposes us to counterparty credit risk for non-performance. See Note 12, “Derivatives and Hedging Activities.” Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may harm the Company's results of operations.

In all jurisdictions in which we operate, we are also subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the U.S. and may limit our ability to convert foreign currency cash flows into U.S. dollars.

We have recognized foreign exchange gains and losses related to the currency devaluations in Venezuela and its designation as a highly inflationary economy under U.S. GAAP. See Note 2. “Summary of Significant Accounting Policies and Recently Issued Accounting Standards — Impact of Inflation and Currency Fluctuation— Venezuela.”

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

Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2015, we had $1.264 billion of borrowings under our senior secured credit facilities at variable interest rates. A 1/8% increase or decrease in the assumed interest rates on the senior secured credit facilities would result in a $1.6 million increase or a $1.6 million decrease in annual interest expense. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

We have deferred tax assets including state and foreign net operating loss carry forwards, foreign tax credits, accruals not yet deductible for tax purposes, employee benefit items and other items. We have established valuation allowances to reduce the deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize the deferred tax assets depends in part upon our ability to generate future taxable income within each respective jurisdiction during the periods in which these temporary differences reverse or our ability to carryback any losses created by the deduction of these temporary differences. We expect to realize the assets over an extended period. If we are unable to generate sufficient future taxable income in the U.S. and/or certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Our effective tax rate would increase if we were required to increase our valuation allowances against our deferred tax assets.

Our most significant deferred tax asset is our foreign tax credit carryforwards. The benefit from the amount carried forward may depend upon many factors, including the jurisdictional mix of our anticipated future earnings. A reduction in our anticipated U.S. earnings, or an unfavorable mix of domestic versus foreign-sourced U.S earnings may change our foreign tax credit position which could result in a significant increase in our effective tax rate and could have a material adverse effect on our consolidated results of operations in the periods in which any such condition occurs. In addition, changes in statutory tax rates or other legislation or regulation may change our deferred tax assets or liability balances, with either favorable or unfavorable impacts on our effective tax rate.

We may not achieve all of the expected benefits from our restructuring programs.

We have implemented a number of restructuring programs in the last few years, including our Fusion Program, Earnings Quality Improvement Program (EQIP) and Integration and Optimization Program (IOP). These programs include various cost savings and reorganization initiatives, including the relocation of our corporate headquarters to Charlotte, North Carolina, the consolidation of certain facilities and the reduction of headcount. We have made certain assumptions in estimating the anticipated savings we expect to achieve under such programs, which include the estimated savings from the elimination of certain headcount and the consolidation of facilities. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from these programs is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unsuccessful in implementing these programs or if we do not achieve our expected results, our results of operations and cash flows could be adversely affected or our business operations could be disrupted.

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

Since November 2004, the Company and specified subsidiaries have been named as defendants in a number of cases, including a number of putative class actions, brought in Canada as a result of Grace’s alleged marketing, manufacturing or distributing of asbestos or asbestos containing products in Canada prior to the Cryovac transaction in 1998. Grace has agreed to defend and indemnify us and our subsidiaries in these cases. A global settlement of these Canadian claims to be funded by Grace has been approved by the Canadian court, and the Plan provides for payment of these claims. We do not have any positive obligations under the Canadian settlement, but we are a beneficiary of the release of claims. The release in favor of the Grace parties (including us) became operative upon the effective date of a plan of reorganization in Grace’s United States Chapter 11 bankruptcy proceeding. As filed, the Plan contemplates that the claims released under the Canadian settlement will be subject to injunctions under Section 524(g) of the Bankruptcy Code. As indicated above, the Bankruptcy Court entered the Bankruptcy Court Confirmation Order on January 31, 2011 and the Clarifying Order on February 15, 2011 and the District Court entered the Original District Court Confirmation Order on January 30, 2012 and the Amended District Court Confirmation Order on June 11, 2012. The Canadian Court issued an Order on April 8, 2011 recognizing and giving full effect to the Bankruptcy Court’s Confirmation Order in all provinces and territories of Canada in accordance with the Bankruptcy Court Confirmation Order’s terms. As described above, the Plan became effective on February 3, 2014.  In accordance with an order of the Canadian court, on the Effective Date the actions became permanently stayed until they are amended to remove the Grace parties as named defendants. Two actions were dismissed by the Manitoba court as against the Grace parties on February 19, 2014.  The remaining actions were either dismissed or discontinued with prejudice by the Canadian courts as against the Grace parties in May and June 2015, but for two actions in the Province of Quebec, for which motions to dismiss are pending.  Notwithstanding the foregoing, and although we believe the possibility to be remote, if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify us and our subsidiaries in these cases, then we could be required to pay damages, which we cannot estimate at this time. For further information concerning these matters, see Note 17, “Commitments and Contingencies.”

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

Approximately 62% of our net sales in 2015 were generated outside the United States. We translate sales and other results denominated in foreign currency into U.S. dollars for our Consolidated Financial Statements. During periods of a strengthening U.S. dollar, our reported international sales and net earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

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

We have recognized foreign exchange gains and losses related to the currency devaluations in Venezuela and its designation as a highly inflationary economy under U.S. GAAP. See Note 2. “Summary of Significant Accounting Policies and Recently Issued Accounting Standards — Impact of Inflation and Currency Fluctuation— Venezuela.”

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

As another example, the Affordable Care Act (the “ACA”), which was adopted in 2010 and is being phased in over several years, significantly affects the provision of both healthcare services and benefits in the U.S.; the ACA may impact our cost of providing our employees and retirees with health insurance and/or benefits, and may also impact various other aspects of our business. We provide benefits to our employees which are competitive within the industries in which we operate. The ACA did not have a material impact on our consolidated financial position or results of operations in 2015, 2014 or 2013; however, we are continuing to assess the impact of the ACA on our healthcare benefit costs. The regulatory environment is still developing, and the potential exists for future legislation and regulations to be adopted. These developments, as well as the increasingly strict regulatory environment, may also adversely affect the customers to which, and the markets into which, we sell our products, and increase our costs and otherwise negatively affect our business, consolidated financial condition or results of operations, including in ways that cannot yet be foreseen.

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

As a result of previous acquisitions, including Diversey, we recorded a significant amount of additional goodwill and other identifiable intangible assets and we may never realize the full carrying value of these assets.

As a result of certain acquisitions, including the acquisition of Diversey, we recorded a significant amount of additional goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies.

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

Claims for losses or injuries purportedly caused by some of our products arise in the ordinary course of our business. In addition to the risk of substantial monetary judgments, product liability claims or regulatory actions could result in negative publicity that could harm our reputation in the marketplace or adversely impact the value of our brands or our ability to sell our products in certain jurisdictions. We could also be required to recall possibly defective products, or voluntarily do so, which could result in adverse publicity and significant expenses. Although we maintain product liability insurance coverage, potential product liabilities claims could be excluded or exceed coverage limits under the terms of our insurance policies or could result in increased costs for such coverage.

The relationship with S.C. Johnson & Son, Inc. (“SCJ”) is important to our Diversey Care segment, and any damage to this relationship could have a material adverse effect on this segment.

Diversey is party to various agreements with SCJ under which it is granted a license in specified territories to sell certain SCJ products and use specified trade names owned by SCJ in the institutional and industrial channels of trade and, subject to certain limitations, in specified channels of trade in which both our Diversey Care segment and SCJ’s consumer business operate, which expires in 2017.  Although the term of this agreement may be extended, it is uncertain the parties will agree to do so. If we default under our agreements with SCJ and the agreements are terminated, we are not able to amicably resolve any disputes in accordance with the terms of the agreements, SCJ fails to perform its obligations under these agreements, or our relationship with SCJ is otherwise damaged or severed, this could have a material adverse effect on our Diversey Care segment, consolidated financial condition or results of operations.

The relationship with Unilever PLC (“Unilever”) is important to our Diversey Care segment and any damage to this relationship could have a material adverse effect on this segment.

Diversey is a party to various agreements with Unilever under which it is granted a license to produce and sell professional size packs of Unilever’s consumer brand cleaning products in the institutional and industrial channels of trade, which expires at the end of 2017 (with the exception of a sub-set of the UK business which expires at the end of 2022). Although the term of this agreement may be extended, it is uncertain that the parties will agree to do so. In addition, Diversey also holds licenses to use some trademarks and technology of Unilever in the market for institutional and industrial cleaning, sanitation and hygiene products and related services. If we default under our agreements with Unilever and the agreements are terminated, Unilever fails to perform its obligations under these agreements, or our relationship with Unilever is otherwise damaged or severed, this could have a material adverse effect on our Diversey Care segment, consolidated financial condition or results of operations.

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

Our business is subject to operating hazards and risks relating to handling, storing, transporting and use of the products we sell. We maintain insurance policies in amounts and with coverage and deductibles that we believe are reasonable and prudent. Nevertheless, our insurance coverage may not be adequate to protect us from all liabilities and expenses that may arise from claims for personal injury or death or property damage arising in the ordinary course of business, and our current levels of insurance may not be maintained or available in the future at economical prices. If a significant liability claim is brought against us that are not adequately covered by insurance, we may have to pay the claim with our own funds, which could have a material adverse effect on our business, consolidated financial condition or results of operations.

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

None.

Item 2.Properties

We manufacture products in 103 facilities, with 30 of those facilities serving more than one of our business segments and our Medical and Other categories of products. The geographic dispersion of our manufacturing facilities is as follows:

Geographic Region	Number of Manufacturing Facilities
North America	38
Europe, Middle East and Africa ("EMEA")	33
Latin America	13
Asia, Australia and New Zealand ("APAC")	19
Total	103

Manufacturing Facilities by Reportable Segment and Other

Food Care: We produce Food Care products in 47 manufacturing facilities, of which 8 are in North America, 17 in EMEA, 10 in Latin America and 12 in APAC.

Diversey Care: We produce Diversey Care products in 22 manufacturing facilities, of which 6 are in North America, 8 in EMEA, 3 in Latin America, and 5 in APAC.

Product Care: We produce Product Care products in 62 manufacturing facilities, of which 27 are in North America, 21 in EMEA, 4 in Latin America and 10 in APAC.

Medical and Other: We produce medical applications and other products in 5 manufacturing facilities, of which 2 are in North America and 3 are in EMEA.

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

We also occupy facilities containing sales, distribution, technical, warehouse or administrative functions at a number of locations in the U.S. and in many foreign countries. Some of these facilities are located on the manufacturing sites that we own and some on those that we lease. Stand-alone facilities of these types are generally leased.  Our global headquarters are currently located in a leased facility in Charlotte, North Carolina.  We began construction of our permanent facility, which is anticipated to be completed by the first quarter of 2017.  For a list of those countries outside of the U.S. where we have operations, see “Global Operations” above.

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

At December 31, 2015, we were a party to, or otherwise involved in, several federal, state and foreign environmental proceedings and private environmental claims for the cleanup of “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and other sites. We may have potential liability for investigation and cleanup of some of these sites. It is our policy to accrue for environmental cleanup costs if it is probable that a liability has been incurred and if we can reasonably estimate an amount or range of costs associated with various alternative remediation strategies, without giving effect to any possible future insurance proceeds. As assessments and cleanups proceed, we review these liabilities periodically and adjust our reserves as additional information becomes available. At December 31, 2015, environmental related reserves were not material to our consolidated financial condition or results of operations. While it is often difficult to estimate potential liabilities and the future impact of environmental matters, based upon the information currently available to us and our experience in dealing with these matters, we believe that our potential future liability with respect to these sites is not material to our consolidated financial condition or results of operations.

We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The information appearing in the table below sets forth the current position or positions held by each of our executive officers, the officer’s age as of January 31, 2016, the year in which the officer was first elected to the position currently held with us or with the former Sealed Air Corporation, now known as Sealed Air Corporation (US) and a wholly-owned subsidiary of the Company, and the year in which such person was first elected an officer. All of our officers serve at the pleasure of the Board of Directors.

There are no family relationships among any of our officers or directors.

Name and Current Position	Age as of January 31, 2016	First Elected to Current Position	First Elected an Officer
Jerome A. Peribere President, Chief Executive Officer and Director	61	2013	2012
Carol P. Lowe Senior Vice President and Chief Financial Officer	50	2012	2012
Emile Z. Chammas Senior Vice President	47	2010	2010
Kenneth P. Chrisman Vice President	51	2014	2014
Karl R. Deily Vice President	58	2006	2006
Norman D. Finch Jr. Vice President, General Counsel and Secretary	51	2013	2013
Ilham Kadri Vice President	47	2013	2013
Ruth Roper Vice President	61	2004	2004
William G. Stiehl Chief Accounting Officer and Controller	54	2013	2013

Prior to being elected as an officer in August 2014, Mr. Chrisman served in a variety of management positions with the Company, including Global Vice President of Cushioning Solutions, Vice President and General Manager of Global Specialty Foams and Vice President of Customer Equipment.  Mr. Chrisman has been an employee of the Company for 28 years.

Before joining the Company in November 2010, Mr. Chammas was the Vice President, Worldwide Supply Chain, for the Wm. Wrigley Jr. Company, a confectionery company, from October 2008 through October 2010, and prior to that served in management positions of increasing responsibility in supply chain, operations and procurement with the Wm. Wrigley Jr. Company from January 2002 until October 2008.

Prior to joining the Company in May 2013, Mr. Finch was Vice President, Associate General Counsel and Chief Compliance Officer for Zimmer Holdings, Inc. (now, Zimmer Biomet Holdings), a global medical device company, from October 2009 until May 2013, serving on the company’s executive operating committee.  Prior thereto, he served in management positions of increasing responsibility with Zimmer from May 2005 until October 2009. Prior to joining Zimmer, Mr. Finch practiced law with the international law firm of Fulbright & Jaworski LLP (now, Norton Rose Fulbright).

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

Prior to joining the Company in June 2012, Ms. Lowe was the President of Carlisle Food Service Products, a subsidiary of Carlisle Companies Incorporated, a global diversified manufacturing company from August 2011 through June 2012. Ms. Lowe worked for Carlisle Companies Inc. for over ten years in a number of leadership positions including President of two business units, Vice President and Chief Financial Officer, and Treasurer. Ms. Lowe also served as a board member of Cytec Industries, Inc. from October 2007 through December 2015.

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

Market Information

Our common stock is listed on the New York Stock Exchange under the trading symbol SEE. The table below shows the quarterly high and low closing sales prices of our common stock and cash dividends per share for 2015 and 2014.

2015	High	Low	Dividend
First Quarter	$48.44	$38.42	$0.13
Second Quarter	52.68	43.43	0.13
Third Quarter	55.84	45.39	0.13
Fourth Quarter	52.73	41.81	0.13

2014	High	Low	Dividend
First Quarter	$34.65	$29.86	$0.13
Second Quarter	34.94	30.36	0.13
Third Quarter	37.21	31.67	0.13
Fourth Quarter	43.47	30.99	0.13

As of January 31, 2016, there were approximately 4,333 holders of record of our common stock.

Dividends

Our Amended Credit Facility and the senior notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock.

The following table shows our total cash dividends paid each year since 2008.

		Total Cash
	Total Cash	Dividends Paid per
	Dividends Paid	Common Share
	(In millions)
2008	$76.4	$0.48
2009	75.7	0.48
2010	79.7	0.50
2011	87.4	0.52
2012	100.9	0.52
2013	102.0	0.52
2014	110.9	0.52
2015	106.8	0.52
Total	$739.8

On February 17, 2016, our Board of Directors declared a quarterly cash dividend of $0.13 per common share payable on March 18, 2016 to stockholders of record at the close of business on March 4, 2016. The estimated amount of this dividend payment is $25 million based on 196 million shares of our common stock issued and outstanding as of January 31, 2016.

The dividend payments discussed above are recorded as reductions to cash and cash equivalents and retained earnings on our Consolidated Balance Sheets. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial condition and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.

Common Stock Performance Comparisons

The following graph shows, for the five years ended December 31, 2015, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2010 in our common stock. The graph compares this return (“SEE”) with that of comparable investments assumed to have been made on the same date in: (a) the Standard & Poor’s 500 Stock Index (“Composite S&P 500”) and (b) a self-constructed peer group.

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

Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended December 31, 2015, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

			Total Number of	Maximum Approximate Dollar
			Shares Purchased as	Value of Shares that May
	Total Number of	Average Price	Part of Announced	Yet be Purchased Under the
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of September 30, 2015				$960,424,395
October 1, 2015 through October 31, 2015	255,467	$49.22	243,793	948,424,516
November 1, 2015 through November 30, 2015	1,410,311	45.99	1,396,904	884,181,184
December 1, 2015 through December 31, 2015	8,394	—	—	884,181,184
Total	1,674,172	$46.47	1,640,697	$884,181,184

(1)

We acquired shares by means of (a) share trading plans we entered into with our brokers and pursuant to our publicly announced program (described below), (b) shares withheld from awards under our Omnibus Incentive Plan (the successor plan to our 2005 Contingent Stock Plan) pursuant to the provision thereof that permits minimum tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (e) shares reacquired pursuant to the forfeiture provision of our Omnibus Incentive Plan. We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable. For shares withheld for minimum tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the Omnibus Incentive Plan as those shares are simply forfeited.

	Shares withheld	Average withholding	Forfeitures under
	for tax obligations	price for shares	Omnibus Incentive
Period	and charges	in column “a”	Plan	Total
	(a)	(b)	(c)	(d)
October 2015	9,244	$48.88	2,430	11,674
November 2015	—	—	13,407	13,407
December 2015	1,324	42.69	7,070	8,394
Total	10,568		22,907	33,475

On August 9, 2007, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase in the aggregate up to 20 million shares of our issued and outstanding common stock. This program had no set expiration date. This program replaced our prior share repurchase program, which we terminated at that time.

On July 9, 2015, the Board of Directors authorized a new stock repurchase program to repurchase up to $1.5 billion of the Company’s issued and outstanding common stock. This new program replaced the previous stock repurchase program approved in August 2007.  This program has no set expiration date.  Please also refer to the “Repurchases of Capital Stock” in ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part II, Item 7 of this Form 10‑K.

Item 6.	Selected Financial Data

	Year Ended December 31,
(In millions, except share data)	2015	2014(1)(2)	2013(1)(2)	2012(1)(2)(5)	2011(1)(2)(3)
Consolidated Statements of Operations Data(4):
Net sales	$7,031.5	$7,750.5	$7,690.8	$7,559.2	$5,467.3
Gross profit	2,586.6	2,687.6	2,589.9	2,520.5	1,585.5
Impairment of goodwill and other intangible assets	—	—	—	1,892.3	—
Operating profit (loss)	763.4	653.6	604.6	(1,429.5)	425.7
Loss on debt redemption	(110.0)	(102.5)	(36.3)	(36.9)	—
Earnings (loss) from continuing operations before income tax provision	425.9	267.2	180.2	(1,884.4)	194.3
Net earnings (loss) from continuing operations	335.4	258.1	95.3	(1,619.0)	135.7
Net earnings from discontinued operations	—	—	7.6	28.7	16.4
Net gain on sale of discontinued operations	—	—	22.9	178.9	—
Net earnings (loss) available to common stockholders	$335.4	$258.1	$125.8	$(1,411.4)	$152.1
Basic and diluted net earnings (loss) per common share:
Basic
Continuing operations	$1.63	$1.22	$0.49	$(8.40)	$0.81
Discontinued operations	—	—	0.16	1.08	0.10
Net earnings (loss) per common share—basic	$1.63	$1.22	$0.65	$(7.32)	$0.91
Diluted
Continuing operations	$1.62	$1.20	$0.44	$(8.40)	$0.73
Discontinued operations	—	—	0.14	1.08	0.09
Net earnings (loss) per common share—diluted	$1.62	$1.20	$0.58	$(7.32)	$0.82
Common stock dividends	$108.7	$111.8	$102.6	$101.4	$88.7
Consolidated Balance Sheets Data:
Cash and cash equivalents	$358.4	$286.4	$992.4	$679.6	$703.6
Goodwill	2,909.5	2,996.9	3,114.6	3,151.2	4,168.2
Intangible assets, net	784.3	872.2	1,016.9	1,131.6	2,027.6
Total assets	7,426.0	7,953.2	9,176.0	9,371.0	11,473.1
Settlement agreement and related accrued interest	—	—	925.1	876.9	831.2
Long-term debt, less current portion	4,302.7	4,282.0	4,116.4	4,540.8	4,966.7
Total stockholders’ equity	527.1	1,162.8	1,416.3	1,468.5	2,977.7
Working capital (current assets less current liabilities)	408.5	891.4	758.7	993.6	952.8
Consolidated Cash Flows Data(4):
Net cash provided by (used in) operating activities	$967.7	$(214.7)	$640.4	$394.2	$363.1
Net cash (used in) provided by investing activities	(60.0)	(126.3)	(113.9)	(114.9)	(2,365.7)
Net cash (used in) provided by financing activities	(775.3)	(327.6)	(319.9)	(585.1)	2,016.4
Other Financial Data:
Depreciation and amortization	$213.3	$266.7	$283.4	$300.2	$182.7
Share-based incentive compensation	61.2	54.1	24.1	16.9	25.0
Capital expenditures	184.0	153.9	116.0	122.8	121.7

(1)

During the second quarter of 2015, we determined certain amounts related to foreign currency gains and losses, including the remeasurement loss related to Venezuelan subsidiaries in 2014, and the settlement of foreign currency forward contracts were misclassified on the Consolidated Statement of Cash Flows. See Note 2, “Summary of Significant Accounting Policies – Basis of Presentation” for additional details regarding this revision.

(2)

Operating results for the rigid medical packaging business were reclassified to discontinued operations in 2013, 2012 and 2011 and related assets and liabilities were reclassified to assets and liabilities held for sale as of December 31, 2012 and 2011. Operating results for Diversey Japan were reclassified to discontinued operations for the periods in 2012 and 2011 beginning October 3, 2011.  See Note 3, “Divestitures and Acquisitions,” for further information about the sale of our rigid medical packaging business in 2013.

(3)	Includes the financial results of Diversey for the period beginning October 3, 2011 (acquisition date).
(4)

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the factors that contributed to our consolidated operating results and our consolidated cash flows for the three years ended December 31, 2015.

(5)

During 2012, we recorded a goodwill impairment charge of $883 million for Diversey Care and $208 million for Hygiene Solutions.   In addition, we recorded an $801 million impairment charge related to the Company’s trademarks, customer relationships and certain technology during 2012.

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

On December 6, 2013, we completed the sale of the rigid medical packaging business, and accordingly the operating results were reclassified to discontinued operations, net of tax, on the Consolidated Statements of Operations for 2013.  See Note 3, “Divestitures and Acquisitions,” for further details. All results and discussion included in this MD&A are presented on a continuing operations basis.

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

As of December 31, 2015, we employed approximately 7,100 sales, marketing and customer service personnel throughout the world who sell and market our products to and through a large number of distributors, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, foodservice businesses, supermarket retailers, lodging, retail pharmaceutical companies, healthcare facilities, medical device manufacturers, and other manufacturers. We have no material long-term contracts for the distribution of our products. In 2015, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales.

Historically, net sales in our Food Care segment have tended to be slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter, due to holiday events.  Net sales in our Product Care segment have also tended to be slightly lower in the first quarter and higher in the mid-third quarter and through the fourth quarter due to the holiday shopping season.  Net sales in our Diversey Care segment have tended to be higher in the second quarter due to higher occupancy rates in European lodging.  On a consolidated basis, there is little seasonality in the business with net sales slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter. Our consolidated net earnings typically trend directionally the same as our net sales seasonality. Cash flow from operations has tended to be higher in the second half of the year, reflecting seasonality of sales and working capital changes, including the timing of certain annual incentive compensation payments.

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

Highlights of Financial Performance

Below are the highlights of our financial performance for the three years ended December 31, 2015.

	Year Ended December 31,			2015 vs. 2014	2014 vs. 2013
(In millions, except per share amounts)	2015	2014	2013	% Change	% Change
Net sales	$7,031.5	$7,750.5	$7,690.8	(9.3)%	0.8%
Gross profit	$2,586.6	$2,687.6	$2,589.9	(3.8)%	3.8%
As a % of net sales	36.8%	34.7%	33.7%
Operating profit	$763.4	$653.6	$604.6	16.8%	8.1%
As a % of net sales	10.9%	8.4%	7.9%
Net earnings from continuing operations	$335.4	$258.1	$95.3	29.9%	#%
Net earnings per common share from continuing operations – basic	$1.63	$1.22	$0.49	33.6%	#%
Net earnings per common share from continuing operations – diluted	$1.62	$1.20	$0.44	35.0%	#%
Weighted average number of common shares outstanding:
Basic	203.9	210.0	194.6
Diluted	206.7	213.9	214.2
Non-U.S. GAAP Adjusted EBITDA(1)	$1,174.1	$1,118.3	$1,040.5	5.0%	7.5%
Non-U.S. GAAP Adjusted EPS (2) (3)	$2.59	$1.86	$1.39	39.2%	33.8%

#	Denotes a variance greater than or equal to 100%, or not meaningful.
(1)	See Note 4, “Segments” for a reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings.
(2)	See “Diluted Net Earnings per Common Share” for a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP adjusted EPS.
(3)	Represents U.S. GAAP EPS adjusted for the net effect of special items, which are certain specified infrequent, non-operational or one-time costs/credits.

Diluted Net Earnings per Common Share

The following table presents a reconciliation of our U.S. GAAP EPS to non-U.S. GAAP adjusted EPS.

	Year Ended December 31,
	2015		2014		2013
	Net		Net		Net
(In millions, except per share data)	Earnings	EPS	Earnings	EPS	Earnings	EPS
U.S. GAAP net earnings and EPS from continuing operations (1)	$335.4	$1.62	$258.1	$1.20	$95.3	$0.44
Special items(2)	200.7	0.97	140.8	0.66	203.8	0.95
Non-U.S. GAAP adjusted net earnings and adjusted EPS from continuing operations	$536.1	$2.59	$398.9	$1.86	$299.1	$1.39
Weighted average number of common shares outstanding – Diluted		206.7		213.9		214.2

(1)	Net earnings per common share are calculated under the two-class method.
(2)	Special items are certain specified infrequent, non-operational or one-time costs/credits that are included in our U.S. GAAP reported results.

For 2015, special items primarily included restructuring and other associated costs related to our restructuring programs of $121 million ($92 million, net of taxes), loss on debt redemption and refinancing activities of $110 million ($68 million, net of taxes), foreign currency exchange losses related to Venezuelan subsidiaries of $33 million ($33 million, net of taxes) and $17 million related to tax reserves, which included a tax reserve recorded related to the tax refund received on the Settlement agreement, which was partially offset by the release of certain tax reserves for which the statute of limitations has expired and were recorded at the time of the Diversey Holdings, Inc. acquisition.  These amounts were partially offset by the net gain on the sale of our North American foam trays and absorbent pads business and European food trays business of $13 million ($5 million, net of taxes).

For 2014, special items primarily included restructuring and other associated costs related to our restructuring programs of $102 million ($84 million, net of taxes), foreign currency exchange losses related to Venezuelan subsidiaries of $20 million ($20 million, net of taxes), loss on debt redemption and refinancing activities of $103 million ($67 million, net of taxes), and costs related to development grant matter of $14 million ($14 million, net of taxes). These amounts were partially offset by our gain on Claims Settlement of $21 million (before and net of taxes) and $46 million of additional tax benefits directly and indirectly related to the Grace settlement, including the release of reserve related to unrecognized tax benefits, valuation allowances and unremitted earnings.

For 2013, special items primarily included restructuring and other associated costs related to our restructuring programs of $100 million ($77 million, net of taxes) related to both EQIP and IOP, $50 million increase to the valuation allowance in connection with the deferred tax asset related to the Settlement agreement, loss on debt redemption of $36 million ($24 million, net of taxes), write down of non-strategic assets of $5 million ($3 million, net of taxes) and foreign currency exchange losses related to Venezuelan subsidiaries of $13 million ($11 million, net of taxes).

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Year Ended December 31,
	2015		2014		2013
		Effective		Effective	Provision	Effective
(In millions)	Provision	Tax Rate	Provision	Tax Rate	(Benefit)	Tax Rate
U.S. GAAP	$90.5	21.2%	$9.1	3.4%	$84.9	47.1%
Tax effect on special items (1)	45.5		103.9		(6.7)
Non-U.S. GAAP(2)	$136.0	20.2%	$113.0	22.1%	$78.2	20.7%

(1)	Represents the tax effect on special items recorded in the reconciliation of our U.S. GAAP earnings to our non-U.S. GAAP earnings, as discussed in the table above.
(2)	Our Adjusted Tax Rate is defined as the effective income tax rate on non-U.S. GAAP Adjusted Net Earnings.

Foreign Currency Translation Impact on Consolidated Financial Results

Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. Historically, the most significant currencies that have impacted the translation of our consolidated financial results are the euro, the Australian dollar, the Brazilian real, the British pound, the Canadian dollar, the Mexican peso and the Venezuelan bolivar.

The following table presents the approximate favorable or (unfavorable) impact foreign currency translation had on some of our consolidated financial results:

(In millions)	2015 vs. 2014	2014 vs. 2013
Net sales	$(764.0)	$(183.3)
Cost of sales	$491.5	$125.1
Selling, general and administrative expenses	$165.8	$29.5
Net earnings from continuing operations	$(62.2)	$(18.2)
Adjusted EBITDA	$(125.8)	$(30.1)

Net Sales by Geographic Region

As previously announced, the Company underwent a reorganization of its AMAT region (which consisted of Asia, Middle East, Africa and Turkey).  This reorganization involved transitioning the previously reported AMAT region to an Asia Pacific (APAC) region, which now includes Asia, Australia and New Zealand and moving the Middle East, Africa and Turkey countries into the Company’s existing European regional organization, now referred to as EMEA.  This took effect beginning in the second quarter of 2015.  Prior period information has been revised to conform to current year presentation.  Net sales by geographic region for three years ended December 31, 2015 as follows:

	Year Ended December 31,			2015 vs. 2014	2014 vs. 2013
(In millions)	2015	2014	2013	% Change	% Change
North America	$2,923.2	$3,071.9	$3,004.9	(4.8)%	2.2%
As a % of net sales	41.6%	39.6%	39.1%
EMEA(1)	$2,410.4	$2,783.2	$2,770.7	(13.4)%	0.5%
As a % of net sales	34.3%	35.9%	36.0%
Latin America	$695.8	$807.5	$840.7	(13.8)%	(3.9)%
As a % of net sales	9.9%	10.4%	10.9%
APAC(2)	$1,002.1	$1,087.9	$1,074.5	(7.9)%	1.2%
As a % of net sales	14.2%	14.1%	14.0%
Total	$7,031.5	$7,750.5	$7,690.8	(9.3)%	0.8%

(1)	EMEA = Europe, Middle East and Africa
(2)	APAC = Asia, Australia, and New Zealand

By geographic region, the components of the increase in net sales for 2015 compared with 2014 were as follows:

(in millions)	North America		EMEA		Latin America		APAC		Total
2014 net sales	$3,071.9		$2,783.2		$807.5		$1,087.9		$7,750.5

Volume-Units	21.7	0.7%	55.2	2.0%	(51.2)	(6.3)%	15.4	1.4%	41.1	0.5%
Price/mix	28.0	0.9%	34.4	1.2%	102.1	12.6%	11.1	1.0%	175.6	2.3%
Divestiture	(161.0)	(5.2)%	(10.7)	(0.4)%	—	—%	—	—%	(171.7)	(2.2)%
Total constant dollar change (Non-U.S. GAAP)	(111.3)	(3.6)%	78.9	2.8%	50.9	6.3%	26.5	2.4%	45.0	0.6%
Foreign currency translation	(37.4)	(1.2)%	(451.7)	(16.2)%	(162.6)	(20.1)%	(112.3)	(10.3)%	(764.0)	(9.9)%
Total	(148.7)	(4.8)%	(372.8)	(13.4)%	(111.7)	(13.8)%	(85.8)	(7.9)%	(719.0)	(9.3)%

2015 net sales	$2,923.2		$2,410.4		$695.8		$1,002.1		$7,031.5

By geographic region, the components of the increase in net sales for 2014 compared with 2013 were as follows:

(in millions)	North America		EMEA		Latin America		APAC		Total
2013 net sales	$3,004.9		$2,770.7		$840.7		$1,074.5		$7,690.8

Volume-Units	(0.4)	—%	(2.9)	(0.1)%	(26.4)	(3.1)%	23.8	2.2%	(5.9)	(0.1)%
Price/mix	86.0	2.9%	39.2	1.4%	96.7	11.5%	27.0	2.5%	248.9	3.3%
Divestiture	—	—%	—	—%	—	—%	—	—%	—	—%
Total constant dollar change (Non-U.S. GAAP)	85.6	2.9%	36.3	1.3%	70.3	8.4%	50.8	4.7%	243.0	3.2%
Foreign currency translation	(18.6)	(0.7)%	(23.8)	(0.8)%	(103.5)	(12.3)%	(37.4)	(3.5)%	(183.3)	(2.4)%
Total change (U.S. GAAP)	67.0	2.2%	12.5	0.5%	(33.2)	(3.9)%	13.4	1.2%	59.7	0.8%

2014 net sales	$3,071.9		$2,783.2		$807.5		$1,087.9		$7,750.5

Net Sales by Segment

The following table presents net sales by our segment reporting structure:

	Year Ended December 31,			2015 vs. 2014	2014 vs. 2013
(In millions)	2015	2014	2013	% Change	% Change
Net Sales:
Food Care	$3,405.1	$3,835.3	$3,814.2	(11.2)%	0.6%
As a % of Total Company net sales	48.4%	49.5%	49.6%
Diversey Care	1,999.1	2,173.1	2,160.8	(8.0)%	0.6%
As a % of Total Company net sales	28.4%	28.0%	28.1%
Product Care	1,540.5	1,655.0	1,610.0	(6.9)%	2.8%
As a % of Total Company net sales	21.9%	21.4%	20.9%
Total Reportable Segments	6,944.7	7,663.4	7,585.0	(9.4)%	1.0%
Other	86.8	87.1	105.8	(0.3)%	(17.7)%
Total Company	$7,031.5	$7,750.5	$7,690.8	(9.3)%	0.8%

Components of Change in Net Sales by Segment

The following tables present the components of change in net sales by our segment reporting structure for 2015 compared with 2014 and 2014 compared with 2013. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

(in millions)	Food Care		Diversey Care		Product Care		Other		Total Company
2014 Net Sales	$3,835.3		$2,173.1		$1,655.0		$87.1		$7,750.5

Volume – Units	52.0	1.3%	25.7	1.2%	(37.9)	(2.3)%	1.3	1.5%	41.1	0.5%
Price/mix(1)	101.2	2.6%	41.4	1.9%	22.1	1.4%	10.9	12.5%	175.6	2.3%
Divestiture	(171.7)	(4.4)%	—	—%	—	—%	—	—%	(171.7)	(2.2)%
Total constant dollar change (Non-U.S. GAAP)	(18.5)	(0.5)%	67.1	3.1%	(15.8)	(0.9)%	12.2	14.0%	45.0	0.6%
Foreign currency translation	(411.7)	(10.7)%	(241.1)	(11.1)%	(98.7)	(6.0)%	(12.5)	(14.3)%	(764.0)	(9.9)%
Total change (U.S. GAAP)	(430.2)	(11.2)%	(174.0)	(8.0)%	(114.5)	(6.9)%	(0.3)	(0.3)%	(719.0)	(9.3)%

2015 Net Sales	$3,405.1		$1,999.1		$1,540.5		$86.8		$7,031.5

(in millions)	Food Care		Diversey Care		Product Care		Other		Total Company
2013 Net Sales	$3,814.2		$2,160.8		$1,610.0		$105.8		$7,690.8

Volume - Units	(16.1)	(0.4)%	27.4	1.3%	2.6	0.2%	(19.8)	(18.7)%	(5.9)	(0.1)%
Price/mix(1)	154.2	4.0%	37.4	1.7%	55.7	3.5%	1.6	1.5%	248.9	3.3%
Total constant dollar change (Non- U.S. GAAP)	138.1	3.6%	64.8	3.0%	58.3	3.7%	(18.2)	(17.2)%	243.0	3.2%
Foreign currency translation	(117.0)	(3.0)%	(52.5)	(2.4)%	(13.3)	(0.9)%	(0.5)	(0.5)%	(183.3)	(2.4)%
Total change (U.S. GAAP)	21.1	0.6%	12.3	0.6%	45.0	2.8%	(18.7)	(17.7)%	59.7	0.8%

2014 Net Sales	$3,835.3		$2,173.1		$1,655.0		$87.1		$7,750.5

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

Food Care

2015 compared with 2014

The $19 million, or 1%, constant dollar decrease in net sales in 2015 compared with 2014 was primarily due to:

●	the divestiture of our North American foam trays and absorbent pads and European food trays businesses of $172 million, and
●	lower unit volumes in Latin America of $26 million, or 5%, which were negatively impacted by general political and economic conditions in Brazil and Venezuela.

These were partially offset by:

●

favorable price/mix in all regions, primarily in Latin America, EMEA, and North America, reflecting favorable results from a better mix of higher margin products and disciplined pricing from the implementation of our pricing and our value-added selling approach to offset non-material inflationary costs; and

●	higher unit volumes of $78 million, primarily in EMEA, North America, and APAC, due to strong demand for our higher margin solutions and new product introductions.

2014 compared with 2013

The $138 million, or 4%, constant dollar increase in net sales in 2014 compared with 2013 was primarily due to:

●

favorable price/mix in all regions, primarily in Latin America, North America, and EMEA, reflecting favorable results from the progression of our pricing and value initiatives implemented to offset increases in raw material costs and non-material inflationary costs; and

●	higher unit volumes of $13 million in Europe, due to strong demand for our innovative products, value added solutions and new platforms.

These were partially offset by:

●

lower unit volumes of $30 million in Latin America and  North America largely attributable to a decline in beef production in North America and PED virus impact related to the pork market in both North America and Mexico.

Diversey Care

2015 compared with 2014

The $67 million, or 3%, constant dollar increase in net sales in 2015 compared with 2014 was primarily due to:

●

favorable price/mix in all regions, primarily in Latin America, EMEA and North America. These increases were due to the favorable impact from our effort to eliminate low margin business and improve the quality of our earnings, and

●

higher unit volumes in North America and EMEA due to increased sales from our existing and new customers and strong end-market demand, especially in the hospitality, facility management and healthcare sectors.

2014 compared with 2013

The $65 million, or 3%, constant dollar increase in net sales in 2014 compared with 2013 was primarily due to:

●	favorable product price/mix in Latin America, EMEA and APAC due to the favorable impact from our effort to eliminate low margin business and improve the quality of our earnings.
●

higher unit volumes of $32 million in North America, Latin America and APAC due to increased sales as a result of new customers and strong end market demand, especially in the building service contractor, food service and hospitality sectors.

These were partially offset by:

●	lower unit volumes in EMEA due to the continuing economic challenges in this region and our customer and product rationalization efforts.

Product Care

2015 compared with 2014

The $16 million, or 1%, constant dollar decrease in net sales in 2015 compared with 2014 was primarily due to:

●	lower unit volumes due to rationalization efforts in North America, Latin America and to a lesser extent, EMEA and weaknesses across the industrial sector.

This was partially offset by:

●

favorable price/mix in all regions, primarily in North America and Latin America reflecting results from our focus on maintaining pricing disciplines and an increase of sales from high-performance packaging solutions, including cushioning and packaging systems as compared to sales from general packaging solutions, and the progression of our pricing and value initiatives implemented to offset non-material inflationary costs as well as currency devaluation.

2014 compared with 2013

The $58 million, or 4%, constant dollar increase in net sales in 2014 compared with 2013 was primarily due to:

●

favorable price/mix in all regions, primarily in North America and Latin America reflecting results from our focus on shifting our business from general use towards high-performance packaging solutions, including cushioning and packaging systems, and the progression of our pricing and value initiatives implemented to offset increases in raw material costs and non-material inflationary costs as well as currency devaluation; and

●

higher unit volumes, which were reflective of growth in the e-commerce and third-party logistics sectors in all regions, partially offset by lower unit volumes from our sales in our general use products as result of our product rationalization efforts.

Cost of Sales

Cost of sales for the three years ended December 31, 2015 was as follows:

	Year Ended December 31,			2015 vs. 2014	2014 vs. 2013
(In millions)	2015	2014	2013	% Change	% Change
Net sales	$7,031.5	$7,750.5	$7,690.8	(9.3)%	0.8%
Cost of sales	4,444.9	5,062.9	5,100.9	(12.2)%	(0.7)%
As a % of net sales	63.2%	65.3%	66.3%
Gross Profit	$2,586.6	$2,687.6	$2,589.9	(3.8)%	3.8%

2015 compared with 2014

Cost of sales was impacted by favorable foreign currency translation of $492 million. On a constant dollar basis, cost of sales decreased $126 million, or 3%, primarily due to:

●	the divestiture of the North American foam trays and absorbent pads business and the European food trays business of $140 million; and
●	the favorable impact of $31 million related to cost savings, freight, and other supply chain costs.

These were partially offset by:

●	inflationary costs of approximately $47 million, primarily related to higher non-material manufacturing costs primarily related to inflation in salaries, wages and benefits expenses.

We anticipate raw material costs in 2016 to be in line with 2015; however, we expect an unfavorable impact related to foreign currency.  While we will maintain our focus on value-added selling and pricing disciplines, our pricing actions could be placed under negative pressure due to competitive pricing and our formula pricing structure, primarily in our Food Care division.

2014 compared with 2013

Cost of sales was impacted by favorable foreign currency translation of $125 million. On a constant dollar basis, cost of sales increased $87 million, or 2%, primarily due to:

●	the unfavorable impact of higher raw material costs and non-material inflationary costs of $119 million, primarily related to non-material inflation including salaries, wages and benefit expenses; and
●	an increase in cash annual incentive compensation expense of $10 million primarily due to the change in the anticipated level of achievement of our annual cash incentive compensation targets.

These factors were partially offset by favorable impact of cost savings of $47 million and other supply chain efficiencies.

Cost of sales as a percentage of net sales decreased in the last three years primarily reflecting manufacturing efficiency improvements and savings from our restructuring programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three years ended December 31, 2015 are included in the table below.

	Year Ended December 31,			2015 vs. 2014	2014 vs. 2013
(In millions)	2015	2014	2013	% Change	% Change
Selling, general and administrative expenses	$1,652.3	$1,841.3	$1,750.2	(10.3)%	5.2%
As a % of net sales	23.5%	23.8%	22.8%

2015 compared with 2014

SG&A expenses were impacted by favorable foreign currency translation of $166 million. On a constant dollar basis, SG&A expenses decreased $23 million, or 1%. This decrease was primarily due to:

●	the favorable impact of cost savings of $41 million realized from our restructuring activities.

This was partially offset by:

●

a net increase in compensation and benefits expenses of $13 million, reflecting the impact of annual salary increases and inflation. This increase was partially offset by lower incentive-based compensation and the capitalization of compensation costs related to the implementation of an ERP system; and

●	an increase in other general and administrative expenses of $5 million related to the Intellibot acquisition.

2014 compared with 2013

SG&A expenses were impacted by favorable foreign currency translation of $30 million. On a constant dollar basis, SG&A expenses increased $121 million, or 7%. This increase was primarily due to:

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

●	costs related to development grant matter of $14 million;
●	higher information system expense of $12 million, primarily due to our ERP software implementations and upgrades in 2014;
●	higher sales and marketing expense of $6 million, primarily due to support our sales expansion in APAC and other developing regions;
●	incremental costs incurred with the implementation of restructuring programs of $5 million; and
●	incremental costs incurred as a result of termination of licensing agreement of $3 million.

These factors were partially offset by the favorable impact of cost savings of $50 million realized from our restructuring activities.

Amortization Expense of Intangible Assets Acquired

Amortization expense of intangible assets acquired for the three years ended December 31, 2015 was as follows:

	Year Ended December 31,			2015 vs. 2014	2014 vs. 2013
(In millions)	2015	2014	2013	% Change	% Change
Amortization expense of intangible assets acquired	$88.7	$118.9	$123.2	(25.4)%	(3.5)%
As a % of net sales	1.3%	1.5%	1.6%

Amortization expense of intangible assets was impacted by favorable foreign currency translation of $8 million. On a constant dollar basis, amortization expenses decreased $22 million, or 19%. The decrease from 2014 to 2015 was primarily due to certain license agreements and software which we acquired as part of the Diversey acquisition, which were fully amortized as of September, 2014.

The decrease in amortization expense in 2014 as compared with 2013 was primarily due to certain license agreements and software which we acquired as part of the Diversey acquisition, which were fully amortized as of September, 2014.

Stock Appreciation Rights Expense

Stock appreciation rights (“SARs”) expense for the three years ended December 31, 2015 is as follows:

	Year Ended December 31,			2015 vs. 2014	2014 vs. 2013
(In millions)	2015	2014	2013	% Change	% Change
Stock appreciation rights expense	$3.9	$8.1	$38.1	(51.9)%	(78.7)%
As a % of net sales	0.1%	0.1%	0.5%

SARs expense includes the impact of changes in the share price of our common stock. The share price of our common stock increased 5% in 2015 as compared to an increase of approximately 25% in 2014. See Note 18, “Stockholder’s Equity,” for further details of our SARs program. As of December 31, 2015, we had approximately 100,000 SARs outstanding, all of which are now fully vested.

Restructuring Activities

See Note 9, “Restructuring and Relocation Activities,” for additional details regarding each of the Company’s restructuring programs discussed below, restructuring plan’s accrual, spending and other activity for the year ended December 31, 2015.

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

The Company currently estimates that it will incur aggregate costs of approximately $395 million to $405 million in connection with the implementation of this Plan, which compares to previously reported estimates of $275 million to $285 million.  The increase represents our decision to build and own the new campus in Charlotte, North Carolina, rather than lease it and improved estimates of the costs of implementing the plan, primarily related to relocation expenses.  The costs associated with the Plan, the majority of which are expected to be incurred primarily between 2015 and 2017, largely  consist of (i) a reduction in headcount through reorganization and integration, including severance and termination benefits for employees, expected to be approximately $115 million to $120 million, and (ii) other costs associated with the Plan, primarily relating to the building costs of the Charlotte campus, rationalization, consolidation and relocation of certain portions of our global supply chain and other facilities and offices, expected to be approximately $280 million to $285 million. Included in the total cash costs, the Company anticipates approximately $190 million to $200 million of capital expenditures related to the Plan, including the building of the Charlotte campus, of which the majority is expected to be incurred in 2016.

The Plan is currently estimated to generate annualized savings of approximately $90 million to $100 million by the end of 2018.  Additionally, the Plan is expected to generate cash and benefits of approximately $65 million from the sale of certain assets, state and local incentives in connection with the relocation of the Company’s headquarters and reductions in working capital. As of December 31, 2015, we generated $30 million in cash related to the sale of our facility located in Racine, Wisconsin, and have achieved $18 million of incremental cost savings, primarily in selling, general and administration expenses, in 2015 related to this program compared with the same period in 2014.

Earnings Quality Improvement Program (EQIP)

On May 1, 2013, we commenced with our EQIP, which is an initiative to deliver meaningful cost savings and network optimization. The plan is estimated to generate annualized savings of approximately $90-$110 million by the end of 2016. We achieved $36 million incremental cost savings in 2015 related to this program compared with 2014. We achieved these savings in cost of sales ($15 million) and in selling, general and administrative expenses ($21 million), primarily in our Food Care and Diversey Care divisions.

Integration and Optimization Program (IOP)

In December 2011, we initiated a restructuring program associated with the integration of Diversey’s business following our acquisition of Diversey on October 3, 2011. This program was substantially completed by the end of 2015. We achieved $6 million incremental cost savings in 2015 related to this program compared with 2014. We achieved these savings in cost of sales ($1 million) and in selling, general and administrative expenses ($5 million), primarily in our Food Care and Diversey Care divisions.

The actual timing of future costs and cash payments related to the programs described above and our relocation activities is subject to change due to a variety of factors that may cause a portion of the costs, spending and benefits to occur later than expected. In addition, changes in foreign exchange rates may impact future costs, spending and benefits and cost savings. See Note 9, “Restructuring and Relocation Activities,” for further discussion of the costs, cash payments and liabilities associated with these programs and relocation activities.

Adjusted EBITDA by Segment

The Company utilizes Adjusted EBITDA (a non-GAAP financial measure) as the measure in which management assesses segment performance and makes allocation decisions by segment.  Adjusted EBITDA is defined as Earnings before Interest Expense, Taxes, Depreciation and Amortization, adjusted to exclude the impact of special items. See “Use of Non-U.S. GAAP Information” above for a discussion of special items and further information of our use of non-U.S. GAAP measures.

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

	Year Ended December 31,			2015 vs. 2014	2014 vs. 2013
(In millions)	2015	2014	2013	Change	Change
Food Care	$689.8	$670.2	$614.7	2.9%	9.0%
Adjusted EBITDA Margin	20.3%	17.5%	16.1%
Diversey Care	231.9	245.0	237.3	(5.3)%	3.2%
Adjusted EBITDA Margin	11.6%	11.3%	11.0%
Product Care	321.0	292.7	266.3	9.7%	9.9%
Adjusted EBITDA Margin	20.8%	17.7%	16.5%
Total Reportable Segments Adjusted EBITDA	1,242.7	1,207.9	1,118.3	2.9%	8.0%
Other	(68.6)	(89.6)	(77.8)	(23.4)%	15.2%
Non-U.S. GAAP Total Company Adjusted EBITDA	$1,174.1	$1,118.3	$1,040.5	5.0%	7.5%
Adjusted EBITDA Margin	16.7%	14.4%	13.5%

The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment in the three years ended December 31, 2015 as compared with the prior year.

Food Care

2015 compared with 2014

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $67 million. On a constant dollar basis, Adjusted EBITDA increased $87 million, or 13%, in 2015 compared with the same period in 2014 primarily due to the impact of:

●	favorable price/mix, margin expansion, and manufacturing efficiency improvements of $109 million;
●	cost savings of $20 million primarily due to EQIP restructuring program;

●	higher unit volumes of $21 million; and
●	lower selling, general and administrative expenses of $15 million, primarily related to lower incentive-based compensation and benefits expense.

These favorable drivers were partially offset by:

●	the effect of the divestitures of the North American foam trays and absorbent pads business and the European food trays businesses of $33 million; and
●	an increase of $45 million in non-material related manufacturing costs and other expenses.

2014 compared with 2013

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $20 million. On a constant dollar basis, Adjusted EBITDA increased $75 million, or 12%, in 2014 compared with the same period in 2013 primarily due to the impact of:

●	impact of favorable price/mix, margin expansion, and manufacturing efficiency improvements of $87 million; and
●	cost savings of $51 million primarily due to EQIP restructuring program.

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

Diversey Care

2015 compared with 2014

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $38 million. On a constant dollar basis, Adjusted EBITDA increased $25 million, or 10%, in 2015 compared with the same period in 2014 primarily due to the impact of:

●	cost savings of $20 million primarily due to EQIP restructuring program;
●	favorable price/mix and margin expansion of $7 million;
●	impact of higher unit volumes of $8 million; and
●	lower selling, general and administrative expenses of $3 million, primarily related to lower incentive-based compensation and benefits expense.

These favorable drivers were partially offset by:

●	an increase of $13 million in non-material related manufacturing costs and other expenses.

2014 compared with 2013

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $10 million. On a constant dollar basis, Adjusted EBITDA increased $18 million, or 8%, in 2014 compared with the same period in 2013 primarily due to the impact of:

●	impact of favorable price/mix and manufacturing efficiency improvements of $26 million;
●	impact of higher unit volumes of $9 million; and
●	cost savings of $23 million primarily due to EQIP restructuring program.

These favorable drivers were partially offset by:

●

an increase in SG&A and other expense of $40 million, primarily due to compensation and benefits expense of $22 million, including the impact of annual salary increases, and inflation and higher annual cash incentive compensation expense of $8 million; and an increase in expense of $6 million for sales and marketing primarily to support our sales expansion in APAC.

Product Care

2015 compared with 2014

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $19 million. On a constant dollar basis, Adjusted EBITDA increased $48 million, or 16%, in 2015 compared with the same period in 2014 primarily due to the impact of:

●	favorable price/mix and manufacturing efficiency improvements of $59 million;
●	cost savings of $8 million primarily due to EQIP restructuring program.

These favorable drivers were partially offset by:

●	lower unit volumes of $17 million; and
●

an increase in SG&A and other expense of $2 million due to a combination of  higher compensation and benefits expense reflecting the impact of annual salary increases and inflation, partially offset by lower incentive-based compensation and benefits expense.

2014 compared with 2013

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $2 million. On a constant dollar basis, Adjusted EBITDA increased $28 million, or 11%, in 2014 compared with the same period in 2013 primarily due to the impact of:

●	impact of favorable product/price mix and manufacturing efficiency improvements of $37 million; and
●	cost savings of $17 million primarily due to EQIP restructuring program.

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

Other

2015 compared with 2014

This category’s Adjusted EBITDA loss decreased $21 million in 2015 as compared with 2014, primarily due to the impact of cost savings in Corporate and favorable price/mix in the Medical Applications and New Venture businesses.

2014 compared with 2013

This category’s Adjusted EBITDA loss increased $12 million in 2014 as compared with 2013, primarily due to higher information systems expense of $8 million in Corporate related to our ERP software implementations and upgrades in 2014. Additionally, lower volumes in our Medical Applications and New Venture business had an unfavorable impact of $7 million.

Reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to Net Earnings from Continuing Operations

The following table shows a reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP net earnings from continuing operations:

	Year Ended December 31,
(In millions)	2015	2014	2013
Total Company Adjusted EBITDA	$1,174.1	$1,118.3	$1,040.5
Depreciation and amortization (1)	(274.5)	(320.8)	(307.5)
Special items:
Accelerated depreciation of non-strategic assets related to restructuring programs	0.2	2.1	5.3
Restructuring and other charges(2)	(78.3)	(65.7)	(73.8)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(42.9)	(35.8)	(26.6)
Development grant matter included in selling, general and administrative expenses	—	(14.0)	—
Termination of licensing agreement	—	(5.3)	—
SARs	(3.9)	(8.1)	(38.1)
Impairments of equity method investment	—	(5.7)	(2.1)
Foreign currency exchange (loss) gains related to Venezuelan subsidiaries	(33.1)	(20.4)	(13.1)
Loss on debt redemption and refinancing activities	(110.0)	(102.5)	(36.3)
Gain (loss) from Claims Settlement in 2014 and related costs	—	21.1	(1.0)
Gain, net, on sale of North American foam trays and absorbent pads business and European food trays business	13.4	—	—
Non-operating charge for contingent guarantee included in other income (expense), net	—	(2.5)	—
Other special items	8.6	(5.8)	(6.1)
Interest expense	(227.7)	(287.7)	(361.0)
Income tax provision	90.5	9.1	84.9
Net earnings from continuing operations	$335.4	$258.1	$95.3

(1)	Depreciation and amortization by segment, including share-based incentive compensation, is as follows:

	Year Ended December 31,
(In millions)	2015	2014	2013
Food Care	$107.9	$121.3	$118.4
Diversey Care	105.5	126.3	132.3
Product Care	37.4	41.4	38.2
Total reportable segments	250.8	289.0	288.9
Other	23.7	31.8	18.6
Total Company depreciation and amortization(1)	$274.5	$320.8	$307.5

(1)	Includes share-based incentive compensation of $61.2 million, $54.1 million and $24.1 million for the years ended 2015, 2014 and 2013, respectively.
(2)	Restructuring and other charges by our segment reporting structure were as follows:

	Year Ended December 31,
(In millions)	2015	2014	2013
Food Care	$37.9	$27.3	$25.1
Diversey Care	22.2	24.3	32.2
Product Care	17.2	13.6	16.4
Total reportable segments	77.3	65.2	73.7
Other	1.0	0.5	0.1
Total Company restructuring and other charges	$78.3	$65.7	$73.8

The restructuring and other charges in 2015 primarily relate to the Fusion Program. The restructuring and other charges in 2014 and 2013 primarily relate to our previously announced Earnings Quality Improvement Program (EQIP). See Note 9, “Restructuring and Relocation Activities,” for further discussion.

Interest Expense

Interest expense includes the stated interest rate on our outstanding debt, as well as the net impact of capitalized interest, the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs and credit facility fees, bond discounts, and terminated treasury locks.

Interest expense for the three years ended December 31, 2015 was as follows:

	Year Ended December 31,			2015 vs. 2014	2014 vs. 2013
(In millions)	2015	2014	2013	Change	Change
Interest expense on the amount payable for the Settlement agreement(1)	$—	$4.6	$48.2	$(4.6)	$(43.6)
Interest expense on our various debt instruments:
12% Senior Notes due February 2014(2)	—	2.1	14.9	(2.1)	(12.8)
Term Loan A due July, 2017(3)(5)	4.5	2.1	—	2.4	2.1
Term Loan A due July 2019 (October 2016 prior to refinance)(3)	26.8	26.9	30.4	(0.1)	(3.5)
Term Loan B due October 2018 (3)(5)	—	14.6	37.1	(14.6)	(22.5)
Revolving credit facility due July 2019 (October 2016 prior to refinance)(3)(5)	2.5	8.4	4.2	(5.9)	4.2
7.875% Senior Notes due June 2015(4)	—	—	7.6	—	(7.6)
8.125% Senior Notes due September 2019 (3)(6)	—	57.3	62.4	(57.3)	(5.1)
6.50% Senior Notes due December 2020	28.0	26.7	28.3	1.3	(1.6)
8.375% Senior Notes due September 2021(3)(7)	30.4	64.1	63.9	(33.7)	0.2
4.875% Senior Notes due December 2022(6)	21.4	2.2	—	19.2	2.2
5.25% Senior Notes due April 2023(4)	22.9	23.0	17.8	(0.1)	5.2
4.50% Senior Notes due September 2023(7)	10.8	—	—	10.8	—
5.125% Senior Notes due December 2024(6)	22.3	2.3	—	20.0	2.3
5.50% Senior Notes due September 2025(7)	12.1	—	—	12.1	—
6.875% Senior Notes due July 2033	30.9	30.9	30.9	—	—
Other interest expense	20.5	28.7	20.2	(8.2)	8.5
Less: capitalized interest	(5.4)	(6.2)	(4.9)	0.8	(1.3)
Total	$227.7	$287.7	$361.0	$(60.0)	$(73.3)

(1)

The decline in interest expense in 2015 as compared with 2014 and 2014 as compared to 2013 was due to the funding of the cash payment for the Settlement agreement on February 3, 2014.  See Note 17, “Commitments and Contingencies” for further details.

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

(5)

On July 25, 2014 the Company entered into a second restatement agreement for refinancing of the Term Loan A facilities, Term Loan B facilities and revolving credit facilities with new Term Loan A facilities.  See Note 11, “Debt and Credit Facilities” for further details.

(6)

In November 2014, we issued $425 million of 4.875% Senior Notes due 2022 and $425 million of 5.125% notes due 2024 and used substantially all of the proceeds to retire the 8.125% Senior Notes due September 2019.

(7)

In June 2015, we issued $400 million of 5.50% senior notes due 2025 and €400 million of 4.50% senior notes due 2023 and used the net proceeds of these notes to retire the existing $750 million of 8.375% senior notes due 2021.

Loss on Debt Redemption and Refinancing Activities

2015

In the second quarter 2015, we issued $400 million of 5.50% Senior Notes due September 15, 2025 and €400 million of 4.50% Senior Notes due September 15, 2023.  The proceeds from these notes were used to repurchase the Company’s $750 million 8.375% Notes due September 2021.  The aggregate repurchase price was $866 million, which included the principal amount of $750 million, a premium of $99 million and accrued interest of $17 million.  We recognized a total pre-tax loss of $110 million on the repurchase, which included the premiums mentioned above. Also included in the loss on debt redemption was $11 million of accelerated amortization of original non-lender fees related to the 8.375% Senior Notes.

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

In March 2013, we issued $425 million of 5.25% Senior Notes due April 1, 2023, and used substantially all of the proceeds to retire the 7.875% Senior Notes due June 2017. We repurchased the 7.875% Senior Notes at fair value. The aggregate repurchase price was $431 million, which included the principal amount of $400 million, a 6% premium of $23 million and accrued interest of $8 million. We recognized a total net pre-tax loss of $32 million, which included the premiums mentioned above.

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

In the second quarter of 2015, Sealed Air sold its equity interest in the joint venture which had a carrying value of zero and in connection with the closing of this sale, Sealed Air and the other partner had to pay a portion of the outstanding debt that the joint venture owed for which Sealed Air had recorded a current liability in 2012.  At closing, Sealed Air also collected its outstanding receivables and paid certain payables to the joint venture.   In July 2015, the partner paid the remaining outstanding debt balance and Sealed Air was relieved of its remaining guarantee obligation.  Therefore, the remaining liability for the guarantee was reversed.  As a result of these transactions, we recorded in 2015 pre-tax income of $9.1 million which was reflected as a special item and is excluded from our Adjusted EBITDA results.  Included in this amount was $6.6 million related to the portion of the debt that the partner paid which is reflected in other income (expense), net, $2.0 million due to the reversal of allowance for bad debts which is reflected in selling, general and administrative expenses and in other income (expense), net and $0.5 million related to the impact of the revaluation of the non-U.S. dollar-denominated contingent liability and the related foreign currency forward contracts which was included in other income, net.

Impairment of Equity Method Investments

In 2014 and 2013, we recognized an impairment of $6 million and $2 million, respectively, in connection with equity method investments. These investments were not material to our consolidated financial position or results of operations.

The impairments are considered special items and excluded from our Adjusted EBITDA results.

Foreign Currency Exchange (Losses) Gains Related to Venezuelan Subsidiaries

Effective January 1, 2010, Venezuela was designated a highly inflationary economy. The foreign currency exchange gains and losses we recorded in 2015, 2014 and 2013 for our Venezuelan subsidiary were the result of the significant changes in the exchange rates used to remeasure our Venezuelan subsidiary’s financial statements at the balance sheet date. We believe these gains and losses are attributable to the unstable foreign currency environment in Venezuela.  See Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards – Impact of Inflation and Currency Fluctuation - Venezuela” for further details.

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

Other Income (Expense), Net

See Note 20, “Other Income (Expense), net,” for the components and discussion of other income (expense), net.

Income Taxes

The table below shows our effective income tax rate from continuing operations (“ETR”).

Year Ended	Effective Tax Rate
2015	21.2%
2014	3.4%
2013	47.1%

Our effective income tax rate from continuing operations was 21.2% for 2015.  The primary adjustments to the statutory rate were the following:

●

decrease in tax expense related to unremitted earnings based on the Company’s ability to repatriate earnings in a tax efficient manner and utilize foreign tax credits against the expected U.S liability (20.2% decrease).

●	net benefit for reduction in valuation allowance primarily based on the Company’s expectation that the majority of the foreign tax credits will be utilized (13.7% decrease).
●	benefit of recording foreign tax credits including a benefit for 2014 credits originally deducted but now planned to directly reduce the U.S. tax liability.

●

increase in tax expense for recapture of the Overall Foreign Loss (“OFL”) in 2014 in connection with a reorganization.  An OFL results when domestic expenses attributable to foreign source income taxed in the U.S. exceeds such income.

●	increase in tax expense for a reserve established in connection with the Settlement payment offset by reductions in reserves for lapses in statute of limitations (13.3% increase).

Tax expense for 2015 includes an $11 million benefit from adjustments that would appropriately be recorded in a prior period, but which the Company has determined are not material to the prior year or current year financial statements and therefore included the adjustments in the current year.  These items include income from Overall Foreign Loss recapture, benefit from recognition of foreign tax credits, deferred tax adjustments and additional domestic taxable income from foreign sources.

Our effective income tax rate from continuing operations was 3.4% for 2014, primarily due to a favorable earnings mix in jurisdictions with lower tax rates.  In addition, our effective tax rate benefited from the release of reserves due to favorable settlements, judicial verdicts and expiration of statute of limitations ($23 million) and the release of a valuation allowance from a favorable tax settlement of approximately $13 million.

Our effective income tax rate from continuing operations was 47.1% for 2013, primarily due to an increase of approximately $50 million as a result of not funding the Settlement agreement before the end of 2013. The delay in funding required us to increase our valuation allowance for the deferred tax asset related to the Settlement agreement. Excluding that increase, our tax rate would have been approximately 19%.  Our tax rate for the year benefited from a favorable earnings mix in jurisdictions with lower tax rates, as well as various reorganizations and a retroactive reinstatement of certain tax provisions that were recorded as discrete items in 2013.

We have established valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize our deferred tax assets depends in part upon our ability to carry back any losses created by the deduction of these temporary differences, the future income from existing temporary differences and the ability to generate future taxable income within the respective jurisdictions during the periods in which these temporary differences reverse.  If we are unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Conversely, if we have sufficient future taxable income in jurisdictions where we have valuation allowances, we may be able to reverse those valuation allowances.

See Note 16, “Income Taxes,” for a reconciliation of the U.S. federal statutory rate to our effective tax rate, which also shows the major components of the year over year changes and other tax information.

Liquidity and Capital Resources

Principal Sources of Liquidity

Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our existing lines of credit, including our Amended Credit Facility, and our accounts receivable securitization programs. Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, stock repurchases, dividends, debt obligations, restructuring expenses and other long-term liabilities. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above in the next twelve months.

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

As of December 31, 2015, we had cash and cash equivalents of $358 million, of which approximately $345 million, or 96%, was located outside of the U.S. As of December 31, 2015, there were certain foreign government regulations restricting transfers on less than $25 million of the cash located outside of the U.S. As of December 31, 2015, our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that in the near term cash located outside of the U.S. will be needed to satisfy its obligations, dividends and other demands for cash in its U.S. operations.

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

On February 3, 2014, we funded the cash portion of the settlement payment by using $555 million of accumulated cash and cash equivalents and utilized borrowings of $260 million from our revolving credit facility and $115 million from our accounts receivable securitization programs. See “Principal Sources of Liquidity” below. The cash payment of $513 million accrued interest at a 5.5% annual rate, which was compounded annually, from December 21, 2002 to the February 3, 2014 date of payment. This accrued interest was $413 million at December 31, 2013 and was recorded in Settlement agreement and related accrued interest on our Consolidated Balance Sheet. The total liability on our Consolidated Balance Sheet was $925 million at December 31, 2013. In addition, the Settlement agreement provided for the issuance of the 18 million Settlement Shares. Since the impact of issuing the Settlement Shares was dilutive to our EPS, under U.S. GAAP, they were included in our diluted weighted average number of common shares outstanding in our calculation of EPS to the extent that the impact of including these shares were dilutive. See Note 21, “Net Earnings Per Common Share,” for details of our calculation of EPS.

We deducted the Settlement payment in our 2014 consolidated U.S. income tax return. As a result, we had a net operating loss for U.S. tax purposes in 2014 and carried back, for 10 years, more than $1 billion of the loss.

We increased our unrecognized tax benefits by $104 million in 2015, for the recording of a reserve related to the Settlement payment.  While the Company believes it is more likely than not it will be successful, the ultimate outcome of negotiations may affect the utilization of certain tax attributes and require us to return all or a portion of the refund.

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

Contractual Obligations

The following table summarizes our principal contractual obligations and sets forth the amounts of required or contingently required cash outlays in 2016 and future years:

	Payments Due by Years
(In millions)	Total	2016	2017-2018	2019-2020	Thereafter
Contractual Obligations
Short-term borrowings	$241.9	$241.9	$—	$—	$—
Current portion of long-term debt exclusive of debt discounts and lender fees	46.6	46.6	—	—	—
Long-term debt, exclusive of debt discounts and lender fees	4,309.7	—	394.0	1,353.4	2,562.3
Total debt(1)	4,598.2	288.5	394.0	1,353.4	2,562.3
Interest payments due on long-term debt(2)	1,638.9	198.2	380.4	340.2	720.1
Operating leases	140.5	50.4	56.8	22.0	11.3
First quarter 2016 quarterly cash dividend declared	25.2	25.2	—	—	—
Other principal contractual obligations	416.1	223.1	155.7	36.3	1.0
Total contractual cash obligations (3)	$6,818.9	$785.4	$986.9	$1,751.9	$3,294.7

(1)

These amounts include principal maturities (at face value) only. These amounts also include our contractual obligations under capital leases of $2 million in 2016, $2 million in 2017-2018 and less than $1 million in 2019-2020.

(2)

Includes interest payments required under our senior notes issuances and Amended Credit Facility only. The interest payments included above for our Term Loan A were calculated using the following assumptions:

●	interest rates based on stated rates based on LIBOR as of December 31, 2015; and
●	all non-U.S. dollar balances are converted using exchange rates as of December 31, 2015.
(3)	Pension obligations have been excluded from the table above, due to factors such as the retirement of employees, it is not reasonably possible to estimate when these obligations will become due.

Current Portion of Long-Term Debt and Long-Term Debt — Represents the principal amount of the debt required to be repaid in each period.

Operating Leases — The contractual operating lease obligations listed in the table above represent estimated future minimum annual rental commitments primarily under non-cancelable real and personal property leases as of December 31, 2015.

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

Liability for Unrecognized Tax Benefits

At December 31, 2015, we had liabilities for unrecognized tax benefits and related interest and penalties of $268 million, most of which is included in other liabilities and the remaining balance is included as a reduction to deferred tax assets on our Consolidated Balance Sheet. At December 31, 2015, we cannot reasonably estimate the future period or periods of cash settlement of these liabilities. See Note 16, “Income Taxes,” for further discussion.

Off-Balance Sheet Arrangements

We have reviewed our off-balance sheet arrangements and have determined that none of those arrangements has a material current effect or is reasonably likely to have a material future effect on our Consolidated Financial Statements, liquidity, capital expenditures or capital resources.

Income Tax Payments

We currently expect to pay $125 million of income taxes in 2016.

Contributions to Defined Benefit Pension Plans

We maintain defined benefit pension plans for some of our U.S. and our non-U.S. employees. We currently expect our contributions to these plans to be approximately $19 million in 2016.

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

Cash and Cash Equivalents

The following table summarizes our accumulated cash and cash equivalents:

	December 31,	December 31,
(In millions)	2015	2014
Cash and cash equivalents	$358.4	$286.4

Cash and cash equivalents excludes $56 million and $36 million as of December 31, 2015 and 2014, respectively, of cash held on deposit as a compensating balance for short-term borrowings.  At December 31, 2015, the amount is recorded in Other current assets.  At December 31, 2014, $10 million is recorded in Other current assets, and the remainder in Other non-current assets

See “Analysis of Historical Cash Flows” below.

Accounts Receivable Securitization Programs

At December 31, 2015, we had $192 million available to us under the programs of which we had $144 million outstanding at December 31, 2015. At December 31, 2014, we had $192 million available to us under the programs of which we had $36 million outstanding at December 31, 2014. See Note 8, “Accounts Receivable Securitization Programs,” for information concerning these programs.

Lines of Credit

We have a $700 million revolving credit facility. In 2015, we utilized borrowings under this facility and had no outstanding borrowings at December 31, 2015. In 2014, we utilized borrowings under this facility and had $23 million outstanding at December 31, 2014. In July 2014, we amended and restated our senior secured credit facilities, including the revolving credit facility. See Note 11, “Debt and Credit Facilities,” for further details.

There was $98 million and $71 million outstanding under various lines of credit extended to our subsidiaries at December 31, 2015 and December 31, 2014, respectively.  See Note 11, “Debt and Credit Facilities,” for further details.

Covenants

At December 31, 2015 and 2014, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 11, “Debt and Credit Facilities.”

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

Outstanding Indebtedness

At December 31, 2015 and 2014, our total debt outstanding consisted of the amounts set forth in the following table.

	December 31,	December 31,
(In millions)	2015	2014
Short-term borrowings	$241.9	$143.3
Current portion of long-term debt	46.6	1.0
Total current debt	288.5	144.3
Total long-term debt, less current portion	4,302.7	4,282.0
Total debt	4,591.2	4,426.3
Less: cash and cash equivalents	(358.4)	(286.4)
Net debt	4,232.8	4,139.9

See Note 11, “Debt and Credit Facilities,” for further details.

Analysis of Historical Cash Flow

The following table shows the changes in our consolidated cash flows from continuing operations in the three years ended December 31, 2015.

	Year-Ended December 31,
(In millions)	2015	2014	2013
Net cash provided by (used in) operating activities	$967.7	$(214.7)	$640.4
Net cash used in investing activities	(60.0)	(126.3)	(113.9)
Net cash used in financing activities	(775.3)	(327.6)	(319.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(60.4)	(37.4)	(20.8)

Net Cash (Used in) Provided by Operating Activities

2015

Net cash provided by operating activities from continuing operations of $968 million in 2015 was primarily attributable to:

●

$335 million of net earnings, which included $355 million of non-cash adjustments to reconcile net earnings to cash provided by operating activities, including adjustments for depreciation and amortization of $213 million, share-based incentive compensation expense of $61 million, profit sharing expense of $36 million, a loss on debt redemption of $110 million, partially offset by $46 million of excess tax benefit related to the 18 million shares of our common stock issued pursuant to the Settlement agreement and $13 million of excess tax benefit related to stock-based compensation.

●	$235 million tax refund related to the Settlement agreement payment; and

●

$43 million of changes in operating assets and liabilities, primarily reflecting an increase in accounts payable and trade receivables partially offset by a decrease in inventory and other assets and liabilities. This activity reflects the timing of inventory purchases and the related payments of cash along with the timing of certain annual incentive compensation payments and interest payments and the seasonality of sales and collections.

2014

Net cash used in operating activities from continuing operations in 2014 of $215 million was primarily attributable to

●	$930 million used to fund the cash portion of the Settlement agreement;
●	$38 million of excess tax benefit related to the 18 million shared of our common stock issued pursuant to the Settlement agreement; and
●

$153 million of changes in operating assets and liabilities, primarily reflecting an increase in income tax receivables related to the Settlement agreement, as well as an increase in inventories, partially offset by an increase in accounts payable. This activity reflects the timing of inventory purchases and the related payments of cash along with the timing of certain annual incentive compensation payments and interest payments and the seasonality of sales and collections.

Partially offset by:

●

net earnings adjusted to reconcile to net cash provided by operating activities of $610 million, which primarily included adjustments for depreciation and amortization, share-based incentive compensation expenses, profit sharing expense, deferred taxes and loss on debt redemption.

2013

Net cash provided by operating activities from continuing operations in 2013 of $640 million was primarily attributable to

●

net earnings adjusted to reconcile to net cash provided by operating activities of $441 million, which primarily included adjustments for depreciation and amortization, share-based incentive compensation expenses, profit sharing expense and loss on debt redemption; and

●

net changes in operating assets and liabilities resulted in net cash provided by operating activities of $105 million in 2013, primarily in trade receivables, net, inventories and accounts payable. In 2013, we reduced our days sales outstanding by three days, reduced our inventory days on hand by four days, and increased our days payables outstanding by two days.

Net Cash Used in Investing Activities

2015

Net cash used in investing activities from continuing operations in 2015 of $60 million primarily consisted of capital expenditures of $184 million related to capacity expansions to support growth in net sales. Capital expenditures related to our restructuring programs were $52 million in 2015. This was partially offset by proceeds from sale of business of $95 million and proceeds from sales property, plant and equipment of $33 million.

2014

Net cash used in investing activities from continuing operations in 2014 of $126 million primarily consisted of capital expenditures of $154 million related to capacity expansions to support growth in net sales. Capital expenditures related to our restructuring programs was $29 million in 2014.

2013

Net cash used in investing activities from continuing operations in 2013 of $114 million primarily consisted of capital expenditures of $116 million, related to capacity expansions to support growth in net sales. Capital expenditure related to our restructuring programs was $25 million in 2013.

We expect to continue to invest capital as we deem appropriate to expand our business, to maintain or replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity and net sales growth. We expect total capital expenditures in 2016 to be approximately $275 million, which includes capital expenditures for restructuring programs including approximately $100 million related to the investment in our Charlotte, NC campus and approximately $40 million associated with other Fusion restructuring activities.  This projection is based upon our capital expenditure budget for 2016, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends.

Net Cash Used in Financing Activities

2015

Net cash used in financing activities from continuing operations was primarily due to the following:

●	repayment of $750 million of our 8.375% Senior Notes;
●	repurchase of common stock of $802 million;
●	payments of quarterly dividends of $107 million;
●	repayments of $50 million of Term Loan A; and
●	debt extinguishment and debt issuance costs of $108 million.

These factors were partially offset by:

●	proceeds from issuance of €400million of 4.50% Senior Notes and $400 million of 5.50% Senior Notes;
●	net proceeds from borrowings under our accounts receivable securitization programs of $107 million;
●	an excess tax benefit of $46 million related to the 18 million shares of Common Stock issued pursuant to the Settlement agreement; and
●	an excess tax benefit of $13 million related to stock based compensation.

2014

Net cash used in financing activities from continuing operations was primarily due to the following:

●	repayment of $750 million of our 8.125% Senior Notes, and $75 million of premium;
●	repayment of $695 million of Term Loan B;
●	repurchase of common stock of $184 million;
●	repayment of $150 million of our 12% Senior Notes;
●	payments of quarterly dividends of $111 million;
●	repayments of $50 million of Term Loan A; and
●	debt issuance cost of $24 million

These factors were partially offset by:

●	net proceeds from Term Loan A of $787 million as part of the amendment and restatement of the senior secured credit facilities;
●	proceeds from issuance of $425 million of 4.875% Senior Notes and $425 million of 5.125% Senior Notes;
●	an excess tax benefit of $38 million;
●	net proceeds from borrowings under our accounts receivable securitization programs of $36 million; and
●	net proceeds from borrowing under our revolving credit facility of $23 million.

2013

Net cash used in financing activities from continuing operations was primarily due to the following:

●	repurchase of $400 million on 7.875% Senior Notes due June 2017 for $431 million;
●	prepayments of $152 million on Term Loan A;

●	prepayments of $104 million on Term Loan B; and
●	payments of $102 million of quarterly dividends.

These factors were partially offset by:

●	issuance of $425 million of 5.25% Senior Notes due April 2023; and
●	short term borrowings of $53 million.

Free Cash Flow

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We typically generate the majority of our annual free cash flow in the second half of the year. Below find details of free cash flow for three years ended December 31, 2015.

	Year Ended December 31,			2015 vs. 2014	2014 vs. 2013
(In millions)	2015 (1)	2014 (2)	2013	Change	Change
Cash flow provided by (used in) operating activities	$967.7	$(214.7)	$640.4	$1,182.4	$(855.1)
Capital expenditures	(184.0)	(153.9)	(116.0)	(30.1)	(37.9)
Free cash flow(1)(2)	$783.7	$(368.6)	$524.4	$1,152.3	$(893.0)

(1)

Free cash flow was $595 million in 2015 excluding the tax refund received of $235 million in connection with the Settlement agreement and excess tax benefit of $46 million related to shares of Common Stock issued pursuant to the terms of the Settlement agreement.

(2)

Free cash flow was $599 million in 2014 excluding the payment of the Settlement agreement of $930 million and excess tax benefit of $38 million related to shares of Common Stock issued pursuant to the terms of the Settlement agreement.

Changes in Working Capital

	December 31,	December 31,
(In millions)	2015	2014	Change
Working capital (current assets less current liabilities)	$408.5	$891.4	$(482.9)
Current ratio (current assets divided by current liabilities)	1.2x	1.5 x
Quick ratio (current assets, less inventories divided by current liabilities)	0.9x	1.1 x

The $483 million, or 54%, decrease in working capital in the year ended December 31, 2015 was primarily due to a decrease in other receivables due to the tax refund received related to the Settlement agreement, a decrease in trade receivables and an increase in accounts payable reflecting higher days payable outstanding consistent with initiatives for longer payment terms and an increase in short-term borrowings consistent with our share repurchase activity.

Changes in Stockholders’ Equity

The $636 million, or 55%, decrease in stockholders’ equity in 2015 compared with 2014 was primarily due to:

●

a net increase in shares held in treasury of $748 million primarily due to the repurchase of common stock into treasury stock of $802 million, partially offset by the transfer of common stock held in treasury of $27 million related to our 2014 profit sharing plan contribution made in the first quarter of 2015;

●	cumulative translation adjustment of $194 million;
●	dividends accrued on our common stock of $109 million;
●	$46 million of excess tax benefit related to shares of our common stock issued pursuant to the Settlement agreement; and
●	$13 million of excess tax benefit related to stock compensation.

partially offset by:

●	net earnings of $335 million; and
●	an increase of $128 million in additional paid in capital due to share-based incentive compensation.

The Company repurchased approximately 16.1 million shares of its common stock in 2015 for $802 million at an average price of $49.73 per share.  This includes 0.5 million shares purchased under our March ASR program for $25 million at an average price of $45.74 per share and 5.8 million shares purchased under our August ASR program for $299 million at an average price of $51.76 per share.  See Note 18, “Stockholders’ Equity,” for further details.

In 2015, we recorded an excess tax benefit of $46 million as an out of period adjustment related to the Settlement agreement resulting from an increase in the value of the Company’s common stock related to the 18 million shares reserved for issuance pursuant to the Settlement agreement in 2002, until its settlement on February 3, 2014.  The tax benefit was recorded to additional paid-in capital on our Consolidated Balance Sheet and did not impact net earnings.

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

Net Investment Hedge

The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 12, “Derivatives and Hedging Activities,” under the caption “Net Investment Hedge” is incorporated herein by reference.

Other Derivative Instruments

The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 12, “Derivatives and Hedging Activities,” under the caption “Other Derivative Instruments” is incorporated herein by reference.

Foreign Currency Forward Contracts

At December 31, 2015, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.

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

While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for our annual goodwill impairment test in the fourth quarter of 2015 and in 2014, we performed a quantitative test for all of our reporting units.

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

2015 Annual Goodwill Impairment Test

Critical assumptions that the Company used in performing the income approach for its reporting units included the following:

●	Applying a compounded annual growth rate for forecasted sales in our projected cash flows through 2018.

Reporting Unit	Compounded Annual Growth Rate
Diversey Care	4.2%
Food Care - Hygiene Solutions	8.3%
Food Care - Packaging Solutions	4.3%
Product Care	5.0%
Medical Applications	7.4%

●	Applying a terminal value growth rate of 3% for all of our reporting units to reflect our estimate of stable and perpetual growth.
●

Determining an appropriate discount rate to apply to our projected cash flow results. This discount rate reflects, among other things, certain risks due to the uncertainties of achieving the cash flow results and the growth rates assigned. The discount rates applied were as follows:

Reporting Unit	Discount Rate
Diversey Care	10.4%
Food Care - Hygiene Solutions	10.8%
Food Care - Packaging Solutions	8.6%
Product Care	9.0%
Medical Applications	12.1%

●	A weighting of the results of the income approach of 80% of our overall fair value calculation for each reporting unit.

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

The key estimates and assumptions that are used to determine fair value under these market approaches include current and forward 12-month operating performance results, as applicable and the selection of the relevant multiples to be applied. Under the Public Company and the Quoted Price Methods, a control premium, or an amount that a buyer is usually willing to pay over the current market price of a publicly traded company, is applied to the calculated equity values to adjust the public trading value upward for a 100% ownership interest, where applicable.

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

For the 2013, 2014 and 2015 annual goodwill impairment review of the Diversey Care and Hygiene Solutions reporting units, we evaluated each of the above market approaches and determined that the Public Company and Quoted Price Methods provided the most reliable measures of fair value because they were deemed to be a reliable proxy for the Diversey Care and Hygiene Solutions reporting units. In 2015, we also included the Mergers and Acquisition Method since it also provided a reliable measure of fair value and was deemed to be a reliable proxy for the Diversey Care and Hygiene Solutions reporting units. We applied a combined weighting of 20% to the market approaches when determining the fair value of each of the reporting units in each year. For the 2013, 2014 and 2015 annual goodwill impairment review of the Packaging Solutions, Product Care and Medical Applications reporting units, we also evaluated each of the above market approaches and determined that the Public Company, the Quoted Price and the Mergers and Acquisition Methods provided the most reliable measures of fair value because they were deemed to be a reliable proxy for these reporting units. We applied a combined weighting of 20% to the three market approaches when determining the fair value of these reporting units.

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

In order to evaluate the sensitivity of the estimated fair values of our reporting units in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease resulted in an excess of fair value over carrying amount ranging from approximately 39% to approximately 727% of the carrying amounts. We will continue to monitor goodwill on an annual basis and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management’s business strategy or significant declines in our stock price, indicate that there may be potential indicator of impairment.

See Note 7, “Goodwill and Identifiable Intangible Assets,” for details of our goodwill balance and the goodwill review performed in 2015, 2014 and 2013 and other related information.

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

In determining the discount rate, we utilize market conditions and other data sources management considers reasonable based upon the profile of the remaining service life of eligible employees. The expected long-term rate of return on plan assets is determined by taking into consideration the weighted-average expected return on our asset allocation, asset return data, historical return data, and the economic environment. We believe these considerations provide the basis for reasonable assumptions of the expected long-term rate of return on plan assets. The rate of compensation increase is based on our long-term plans for such increases. The measurement date used to determine the benefit obligation is December 31 for all material plans (November 30 for non-material plans). The measurement date used to determine the plan assets is December 31 for all plans.

At December 31, 2015, the total projected benefit obligation for our U.S. pension plans was $215 million, and the total benefit cost for the year ended December 31, 2015 was $1 million. At December 31, 2015, the total projected benefit obligation for our international pension plans was $1.1 billion, and the total benefit cost for the year ended December 31, 2015 was $9 million.

In general, material changes to the principal assumptions could have a material impact on the costs and liabilities recognized on our Consolidated Financial Statements. A 25 basis point change in the assumed discount rate and a 100 basis point change in the expected long-term rate of return on plan assets would have resulted in the following increases (decreases) in the projected benefit obligation at December 31, 2015 and the expected net periodic benefit cost for the year ending December 31, 2016 (in millions).

United States	25 Basis Point Increase (in millions)	25 Basis Point Decrease (in millions)
Discount Rate
Effect on 2015 projected benefit obligation	$(6.1)	$6.7
Effect on 2016 expected net periodic benefit cost	0.1	—

	100 Basis Point Increase (in millions)	100 Basis Point Decrease (in millions)
Return on Assets
Effect on 2016 expected net periodic benefit cost	$(1.5)	$1.5

International	25 Basis Point Increase (in millions)	25 Basis Point Decrease (in millions)
Discount Rate
Effect on 2015 projected benefit obligation	$(45.5)	$48.5
Effect on 2016 expected net periodic benefit cost	(1.4)	1.6

	100 Basis Point Increase (in millions)	100 Basis Point Decrease (in millions)
Return on Assets
Effect on 2016 expected net periodic benefit cost	$(8.1)	$8.1

Income Taxes

Estimates and judgments are required in the calculation of tax liabilities and in the determination of the recoverability of our deferred tax assets. Our deferred tax assets arise from net deductible temporary differences, tax benefit carry forwards and foreign tax credits. We evaluate whether our taxable earnings, during the periods when the temporary differences giving rise to deferred tax assets become deductible or when tax benefit carry forwards may be utilized, should be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration dates of tax benefit carry forwards or the projected taxable earnings indicate that realization is not likely, we provide a valuation allowance.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized on the Consolidated Financial Statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with tax authorities. See Note 16, “Income Taxes,” for further discussion.

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

At December 31, 2015, we had no outstanding interest rate swaps and no outstanding interest rate collars or options.

The information set forth in Item 8 of Part II of this Annual Report on Form 10-K in Note 12, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.

See Note 13, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $109 million in the fair value of the total debt balance at December 31, 2015. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

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

Venezuela

Economic and political events in Venezuela have exposed us to heightened levels of foreign currency exchange risk.  See Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards – Impact of Inflation and Currency Fluctuation - Venezuela” for additional details.

Argentina

Recent economic events in Argentina, including the default on some of its international debt obligations, have exposed us to heightened levels of foreign currency exchange risks. However, as of December 31, 2015, we do not anticipate these events will have a material impact to our 2016 outlook discussed above. For 2015, about 2% of our consolidated net sales and operating income were derived from our businesses in Argentina. As of December 31, 2015, we had net assets of $23 million (including $6 million of cash and cash equivalents) in Argentina.

Russia

The U.S. and the European Union (EU) have recently imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities.  Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products.  These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however they may limit the amount of future business the Company does with customers involved in activities in Russia.  As of December 31, 2015, less than 2% of our consolidated net sales were derived from products sold into Russia.

Greece

Recent economic events in Greece, including missing payment to the International Monetary Fund and the uncertainties relating to the ability of Greece to remain in the European Monetary Union may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of December 31, 2015, we do not anticipate these events will have a material impact on our 2016 results of operations. As of December 31, 2015, less than 1% of our consolidated net sales were derived from products sold into Greece.

Brazil

Recent economic events in Brazil, including the increase in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of December 31, 2015, we do not anticipate these events will have a material impact on our 2016 results of operations. As of December 31, 2015, less than 3% of our consolidated net sales were derived from products sold into Brazil.

Impact of Inflation and Currency Fluctuation

Economic and political events in certain countries have exposed us to heightened levels of inflation and foreign currency exchange risks.  The effects of these could impact our financial condition and results of operations.  See Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” in Part II, Item 8 of this Annual Report on Form 10-K for details regarding the impact of inflation and currency fluctuation.  Also, for a discussion of our risk factors, please refer to Part II, Item 1A, “Risk Factors.”

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at December 31, 2015 would have caused us to pay approximately $50 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

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

Net Investment Hedge

During the second quarter of 2015, we entered into a series of foreign currency exchange forwards totaling €270 million.  These foreign currency exchange forwards hedged a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates and expired in June 2015. The loss of $3.5 million ($2.2 million after tax) is recorded in AOCI on our Consolidated Balance Sheet.

The €400 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the fair value of the debt was $(12.4) million ($(7.6) million after tax) at December 31, 2015, and is reflected in long-term debt on our Consolidated Balance Sheet.

In March 2015, we entered into a series of cross-currency swaps with a combined notional amount of $425 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The fair value of this hedge as of December 31, 2015 was $(12.0) million ($(7.4) million after tax) on our Consolidated Balance Sheet.  Semi-annual interest settlements resulted in AOCI of $5.9 million ($3.6 million after tax).

For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, settlements and changes in fair values of the derivative instruments are recognized in unrealized net gains or loss on derivative instruments for net investment hedge, a component of accumulated other comprehensive loss, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in other income, net on the Consolidated Statements of Operations.

Other Derivative Instruments

During the second quarter of 2015, we entered into a series of foreign currency exchange options to partially protect the Company’s euro-denominated earnings from a decline in the value of the euro.  The options have expired as of December 31, 2015.

We may use other derivative instruments from time to time to manage exposure to foreign exchange rates and to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency.

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $1 billion at December 31, 2015 and $500 million at December 31, 2014.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $4 million in 2015, $8 million in 2014 and $12 million in 2013. The allowance for doubtful accounts was $25 million at December 31, 2015 and $29 million at December 31, 2014.

Pensions

Recent market conditions have resulted in an unusually high degree of volatility and increased risks and short-term liquidity concerns associated with some of the plan assets held by our defined benefit pension plans, which have impacted the performance of some of the plan assets. Based upon the annual valuation of our defined benefit pension plans at December 31, 2015, we expect our net periodic benefit costs to be approximately $9 million in 2016. See Note 14, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” for further details on our defined benefit pension plans.

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

Sealed Air Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sealed Air Corporation

We have audited the accompanying consolidated balance sheet of Sealed Air Corporation and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statement of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2015.  Our audit also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2) for the information presented for the year ended December 31, 2015. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sealed Air Corporation and subsidiaries as of December 31, 2015, and the consolidated results of their operations and their cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sealed Air Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina

February 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sealed Air Corporation

We have audited Sealed Air Corporation and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Sealed Air Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Sealed Air Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sealed Air Corporation and subsidiaries as of December 31, 2015 and the related consolidated statement of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2015, and our report dated February 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina

February 22, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sealed Air Corporation:

We have audited the accompanying consolidated balance sheet of Sealed Air Corporation and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, “Schedule II- Valuation and Qualifying Accounts and Reserves.” These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sealed Air Corporation, and subsidiaries as of December 31, 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, Sealed Air Corporation and subsidiaries elected to change its method of accounting for certain inventories.

/s/ KPMG LLP

Short Hills, New Jersey

February 27, 2015

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions, except share data)	December 31, 2015	December 31, 2014 (1)(2)(3)
ASSETS
Current assets:
Cash and cash equivalents	$358.4	$286.4
Trade receivables, net of allowance for doubtful accounts of $24.9 in 2015 and $28.8 in 2014	758.4	1,002.0
Income tax receivables	22.7	277.0
Other receivables	124.8	126.8
Inventories, net of inventory reserves of $21.9 in 2015 and $29.0 in 2014	660.8	688.5
Assets held for sale	10.3	106.4
Prepaid expenses and other current assets	280.2	131.5
Total current assets	2,215.6	2,618.6
Property and equipment, net	930.7	943.0
Goodwill	2,909.5	2,996.9
Intangible assets, net	784.3	872.2
Deferred taxes	204.7	122.9
Other non-current assets	381.2	399.6
Total assets	$7,426.0	$7,953.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$241.9	$143.3
Current portion of long-term debt	46.6	1.0
Accounts payable	675.3	624.2
Liabilities held for sale	—	13.0
Accrued restructuring costs	53.6	55.8
Other current liabilities	789.7	889.9
Total current liabilities	1,807.1	1,727.2
Long-term debt, less current portion	4,302.7	4,282.0
Deferred taxes	75.0	77.1
Other non-current liabilities	714.1	704.1
Total liabilities	6,898.9	6,790.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2015 and 2014	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 225,625,636 in 2015 and 224,683,653 in 2014; shares outstanding: 196,013,299 in 2015 and 210,531,894 in 2014	22.6	22.5
Additional paid-in capital	1,915.0	1,787.0
Retained earnings	675.2	448.5
Common stock in treasury, 29,612,337 shares in 2015 and 14,151,759 shares in 2014	(1,265.7)	(481.4)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(266.0)	(250.1)
Cumulative translation adjustment	(564.0)	(369.9)
Unrealized net gain (loss) on derivative instruments for net investment hedge	1.7	—
Unrealized net gain (loss) on derivative instruments for cash flow hedge	8.3	6.2
Total accumulated other comprehensive loss, net of taxes	(820.0)	(613.8)

Total stockholders’ equity	527.1	1,162.8
Total liabilities and stockholders’ equity	$7,426.0	$7,953.2

See accompanying notes to Consolidated Financial Statements.

(1)

During the second quarter of 2015, we completed the sale of our North American foam trays and absorbent pads business.  During the first quarter of 2015, the assets and liabilities met the criteria of held for sale classification.  Accordingly, we reclassified $42 million of assets and $6 million of liabilities as held for sale as of December 31, 2014.  Refer to Note 3, “Divestitures and Acquisitions” of the notes to Consolidated Financial Statements for further details.

(2)

During the fourth quarter of 2015, we completed the sale of our European food trays business. During the fourth quarter of 2015, the assets and liabilities met the criteria of held for sale classification. Accordingly, we reclassified $37 million of assets and $7 million of liabilities as held for sale as of December 31, 2014. Refer to Note 3, “Divestitures and Acquisitions” of the notes to Consolidated Financial Statements for further details. Certain foreign currency translation adjustments were misclassified within the components of Accumulated Other Comprehensive Income on the Consolidated Balance Sheets. Additionally, we reclassified $13 million from accounts payable to short-term borrowings related to extended payment terms on a vendor agreement and $36 million from cash to other assets related to cash used as collateral for borrowing agreements. See Note 2 “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” under the heading “Reclassifications and Revisions” for further discussion of the revisions.

(3)

As of December 31, 2015, we have adopted ASU 2015-17 which resulted in a decrease in deferred tax assets of $105.6 million, an increase in non-current deferred tax assets of $17.0 million, a decrease in current deferred tax liabilities of $4.8 million and a decrease in non-current deferred tax liabilities of $83.8 million as of December 31, 2014.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except share data)	2015	2014	2013
Net sales	$7,031.5	$7,750.5	$7,690.8
Cost of sales	4,444.9	5,062.9	5,100.9
Gross profit	2,586.6	2,687.6	2,589.9
Selling, general and administrative expenses	1,652.3	1,841.3	1,750.2
Amortization expense of intangible assets acquired	88.7	118.9	123.2
Stock appreciation rights expense	3.9	8.1	38.1
Restructuring and other charges	78.3	65.7	73.8
Operating profit	763.4	653.6	604.6
Interest expense	(227.7)	(287.7)	(361.0)
Impairment of equity method investment	—	(5.7)	(2.1)
Foreign currency exchange loss related to Venezuelan subsidiaries	(33.1)	(20.4)	(13.1)
Gain from Claims Settlement	—	21.1	—
Loss on debt redemption and refinancing activities	(110.0)	(102.5)	(36.3)
Gain on sale of business, net	13.4	—	—
Other income (expense) , net	19.9	8.8	(11.9)
Earnings from continuing operations before income tax provision	425.9	267.2	180.2
Income tax provision	90.5	9.1	84.9
Net earnings from continuing operations	335.4	258.1	95.3
Net earnings from discontinued operations	—	—	7.6
Net gain on sale of discontinued operations	—	—	22.9
Net income	$335.4	$258.1	$125.8

Net earnings per common share:
Basic
Continuing operations	$1.63	$1.22	$0.49
Discontinued operations	—	—	0.16
Net earnings per common share - basic	$1.63	$1.22	$0.65

Diluted
Continuing operations	$1.62	$1.20	$0.44
Discontinued operations	—	—	0.14
Net earnings per common share - diluted	$1.62	$1.20	$0.58
Dividends per common share	$0.52	$0.52	$0.52
Weighted average number of common shares outstanding:
Basic	203.9	210.0	194.6
Diluted	206.7	213.9	214.2

See accompanying notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In millions)	2015	2014(1)	2013(1)
Net earnings available to common stockholders	335.4	$258.1	$125.8
Other comprehensive (loss) income, net of taxes:
Recognition of deferred pension items, net of taxes of $5.4 for 2015, $36.0 for 2014 and $5.1 for 2013	(15.9)	(106.8)	(1.1)
Unrealized losses on derivative instruments for net investment hedge, net of taxes of $(1.1) for 2015	1.7	—	—
Unrealized losses on derivative instruments for cash flow hedge, net of taxes of $0.3 for 2015, $(1.7) for 2014 and $(0.9) for 2013	2.1	2.6	2.2
Foreign currency translation adjustments, net of tax of $15.3 million for 2015, $6.6 million in 2014	(194.1)	(232.2)	(113.6)
Other comprehensive (loss) income, net of taxes	(206.2)	(336.4)	(112.5)
Comprehensive income (loss), net of taxes	129.2	$(78.3)	$13.3

See accompanying notes to Consolidated Financial Statements.

(1)

For the years ended December 31, 2014 and December 31, 2013, certain foreign currency translation adjustments were misclassified on the Consolidated Statements of Comprehensive Income (Loss) in deferred pension items and unrealized losses on cash flow hedge derivative instruments. See Note 2 “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” under the heading “Reclassifications and Revisions” for further discussion of the revisions.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

		Common
		Stock
		Reserved
		for Issuance				Accumulated	Total Parent
		Related to the	Additional		Common	Other	Company	Non-	Total
	Common	Settlement	Paid-in	Retained	Stock in	Comprehensive	Stockholders’	Controlling	Stockholders’
(In millions)	Stock	Agreement	Capital	Earnings	Treasury	Loss, Net of Taxes	Equity	Interests	Equity
Balance at December 31, 2012	$20.5	$1.8	$1,685.0	$279.0	$(353.4)	$(164.9)	$1,468.0	$0.5	$1,468.5
Effect of contingent stock transactions	0.1	—	22.2	—	(3.9)	—	18.4	—	18.4
Stock issued for share-based incentive compensation	—	—	(10.8)	—	29.7	—	18.9	—	18.9
Recognition of deferred pension items, net of taxes	—	—	—	—	—	(1.1)	(1.1)	—	(1.1)
Foreign currency translation adjustments	—	—	—	—	—	(113.6)	(113.6)	—	(113.6)
Unrealized loss (earnings) on derivative instruments, net of taxes	—	—	—	—	—	2.2	2.2	—	2.2
Noncontrolling interests	—	—	(1.1)	—	—	—	(1.1)	0.9	(0.2)
Net loss (earnings)	—	—	—	125.8	—	—	125.8	—	125.8
Dividends on common stock ($0.52 per share)	—	—	—	(102.6)	—	—	(102.6)	—	(102.6)
Balance at December 31, 2013	$20.6	$1.8	$1,695.3	$302.2	$(327.6)	$(277.4)	$1,414.9	$1.4	$1,416.3
Effect of contingent stock transactions	0.1	—	55.8	—	(3.0)	—	52.9	—	52.9
Stock issued for share-based incentive compensation	—	—	(1.4)	—	33.2	—	31.8	—	31.8
Repurchases of common stock	—	—	—	—	(184.0)	—	(184.0)	—	(184.0)
Recognition of deferred pension items, net of taxes	—	—	—	—	—	(106.8)	(106.8)	—	(106.8)
Foreign currency translation adjustments	—	—	—	—	—	(232.2)	(232.2)	—	(232.2)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	—	2.6	2.6	—	2.6
Settlement share transfer and excess tax benefit	1.8	(1.8)	37.7	—	—	—	37.7	—	37.7
Noncontrolling interests	—	—	(0.4)	—	—	—	(0.4)	(1.4)	(1.8)
Net earnings	—	—	—	258.1	—	—	258.1	—	258.1
Dividends on common stock ($0.52 per share)	—	—	—	(111.8)	—	—	(111.8)	—	(111.8)
Balance at December 31, 2014	$22.5	$-	$1,787.0	$448.5	$(481.4)	$(613.8)	$1,162.8	$—	$1,162.8
Effect of contingent stock transactions	0.1	—	58.6	—	(9.4)	—	49.3	—	49.3
Stock issued for share-based incentive compensation	—	—	23.2	—	27.1	—	50.3	—	50.3
Repurchases of common stock	—	—	—	—	(802.0)	—	(802.0)	—	(802.0)
Recognition of deferred pension items, net of taxes	—	—	—	—	—	(15.9)	(15.9)	—	(15.9)
Foreign currency translation adjustments	—	—	—	—	—	(194.1)	(194.1)	—	(194.1)
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	—	3.8	3.8	—	3.8
Settlement share transfer and excess tax benefit (1)	—	—	46.2	—	—	—	46.2	—	46.2
Net earnings	—	—	—	335.4	—	—	335.4	—	335.4
Dividends on common stock ($0.52 per share)	—	—	—	(108.7)	—	—	(108.7)	—	(108.7)
Balance at December 31, 2015	$22.6	$—	$1,915.0	$675.2	$(1,265.7)	$(820.0)	$527.1	$—	$527.1

See accompanying notes to Consolidated Financial Statements.

(1)

In 2015, we recorded an out of period adjustment of $46 million related to excess tax benefits from the Settlement agreement. Refer to Note 16, “Income Taxes” of the notes to Consolidated Financial Statements for further details.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2015	2014(1)(2)	2013(2)
Net earnings available to common stockholders from continuing operations	$335.4	$258.1	$95.3
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	213.3	266.7	283.4
Share-based incentive compensation	61.2	54.1	24.1
Profit sharing expense	36.0	36.7	34.7
Loss on debt redemption and refinancing activities	110.0	102.5	36.3
Remeasurement loss related to Venezuelan subsidiaries	33.1	20.4	13.1
Development grant matter	—	14.0	—
Impairment of equity method investment	—	5.7	2.1
Asset impairment	—	4.0	—
Provisions for bad debt	5.8	8.0	11.6
Provisions for inventory obsolescence	(0.2)	9.2	(0.3)
Gain from Claims Settlement	—	(21.1)	—
Deferred taxes, net	(22.6)	146.2	3.8
Excess tax benefit from Common Stock issued in the Settlement agreement(3)	(46.2)	(37.7)	—
Excess tax benefit from stock based compensation	(13.1)	—	—
Net (gain) loss on disposals of property and equipment and other	(3.3)	0.8	(1.4)
Gain on sale of business	(24.6)	—	—
Other non-cash items, net	4.9	0.4	33.1
Changes in operating assets and liabilities:
Trade receivables, net	36.7	(27.8)	35.5
Inventories	(38.3)	(48.7)	22.0
Accounts payable	81.3	146.5	36.3
Income tax receivable	32.2	(214.6)	(22.5)
Settlement agreement and related items(3)	235.2	(929.7)	48.2
Other assets and liabilities	(69.1)	(8.4)	(14.9)
Net cash provided by (used in) operating activities	967.7	(214.7)	640.4
Cash flows from investing activities:
Capital expenditures	(184.0)	(153.9)	(116.0)
Proceeds from sale of business	94.6	—	—
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	(27.5)	(3.6)	(1.0)
Proceeds from sales of property, equipment and other assets	32.9	16.1	11.6
Settlement of foreign currency forward contracts	24.0	15.1	(8.5)
Net cash used in investing activities	(60.0)	(126.3)	(113.9)
Cash flows from financing activities:
Net proceeds from short-term borrowings	111.3	72.7	53.2
Cash used as collateral on borrowing arrangements	(20.3)	(36.2)	—
Proceeds from long-term debt	855.0	2,282.6	425.1
Payments of long-term debt	(754.3)	(2,290.6)	(658.3)
Excess tax benefit from Common Stock issued in the Settlement agreement	46.2	37.7	—
Excess tax benefit from stock based compensation	13.1	—	(0.1)
Dividends paid on common stock	(106.8)	(110.9)	(102.0)
Repurchases of common stock	(802.0)	(184.0)	—
Payments for debt issuance costs	(8.8)	(24.3)	(7.7)
Payments for debt extinguishment costs	(99.4)	(74.7)	(26.2)
Other financing activities	(9.3)	0.1	(3.9)
Net cash used in financing activities	(775.3)	(327.6)	(319.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(60.4)	(37.4)	(20.8)
Net change in cash and cash equivalents from continuing operations	72.0	(706.0)	185.8
Net cash provided by operating activities from discontinued operations	—	—	6.4
Net cash provided by investing activities from discontinued operations	—	—	120.6
Net change in cash and cash equivalents from discontinued operations	—	—	127.0
Balance, beginning of period	286.4	992.4	679.6
Net change during the period	72.0	(706.0)	312.8
Balance, end of period	$358.4	$286.4	$992.4

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$229.7	$710.4	$289.7
Income tax payments	$101.6	$85.1	$114.8
Stock appreciation rights payments (less amounts included in restructuring payments)	$20.7	$21.1	$46.0
Restructuring payments including associated costs	$98.3	$108.1	$107.0
Non-cash items:
Transfers of shares of our common stock from treasury for our 2014, 2013, and 2012 profit-sharing plan contributions	$36.7	$33.2	$18.7
Transfer of shares of our common stock as part of the funding of the Settlement agreement	$—	$1.8	$—

See accompanying notes to Consolidated Financial Statements.

(1)	Interest payments in 2014 include $417 million related to the Settlement agreement.

(2)

For the years ended December 31, 2014 and 2013, certain amounts related to foreign currency gains and losses, including the remeasurement loss related to Venezuelan subsidiaries in 2014 and 2013, and the settlement of foreign currency forward contracts were misclassified. Additional revisions were made to the Consolidated Balance Sheets for the years ended December 31, 2014 and 2013. As a result, corresponding changes were made on the Consolidated Statement of Cash Flows. See Note 2 “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” under the heading “Reclassifications and Revisions” for further discussion of the revisions.

(3)

During the first quarter of 2015, the Company received the tax refund of $235 million related to the Settlement agreement payment.  During the first quarter of 2014, we used $930 million of cash to fund the cash portion of the Settlement agreement and related accrued interest. We recorded an excess tax benefit of $46 million as an out of period adjustment in December 2015 and $38 million in December 2014 related to the 18 million shares of Common Stock issued in connection with the Settlement agreement. See Note 16 “Income Taxes” for further discussion of the out of period adjustment.

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

Note 2 Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Summary of Significant Accounting Policies

Basis of Presentation

Our Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. All amounts are in millions, except per share amounts, and are approximate due to rounding.

During the first quarter of 2015, we entered into an asset purchase agreement with NOVIPAX, a portfolio company of Atlas Holdings LLC, to sell our North American foam trays and absorbent pads business. During the three months ended March 31, 2015, the North American foam trays and absorbent pads business met the held for sale criteria and was classified as such in all periods presented in our Consolidated Balance Sheets.  In addition, effective November 1, 2015 we completed the sale of our European food trays business, which included Sealed Air’s manufacturing facilities in Poole, UK, and Bunol, Spain, to Faerch Plast A/S, a European food packaging solutions provider. During the fourth quarter of 2015, the European food trays business met the held for sale criteria and was classified as such in all periods presented in our Consolidated Balance Sheets.  Refer to Note 3, “Divestitures and Acquisitions” of the notes to Consolidated Financial Statements for further details.

As of April 15, 2015, we realigned our regional organization which did not impact our reportable segments. There was no change to our previously reported Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders’ Equity or Consolidated Statements of Cash Flows due to our change in regional organization.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details on the realignment.

Reclassifications and Revisions

For the years ended December 31, 2014 and 2013, certain amounts related to foreign currency gains and losses, including the remeasurement loss related to Venezuelan subsidiaries in 2014 and 2013, and the settlement of foreign currency forward contracts were misclassified on the Consolidated Statement of Cash Flows.  The revision of the Consolidated Statement of Cash Flows for these items for the year ended December 31, 2014 has no impact on cash used in operating activities, resulted in a decrease to cash used in investing activities of $15.2 million and a decrease of $15.2 million related to the effect of foreign currency exchange rate changes on cash.  The revision of the Consolidated Statement of Cash Flows for these items for the year ended December 31, 2013 resulted in an increase in cash provided by operating activities of $15.6 million, a decrease to cash used in investing activities of $8.5 million and an increase of in cash of $7.1 million related to the effect of foreign currency exchange rate changes on cash.

Additionally, for the year ended December 31, 2014, certain amounts related to external payment terms and compensating balance arrangements were misclassified in the Consolidated Balance Sheet and Consolidated Statement of Cash Flows. The revision of these items resulted in a decrease of $12.8 million in accounts payable and an increase of $12.8 million in short-term borrowings related to extended payment terms on a vendor agreement and a decrease of $36.2 million in cash and an increase in other current assets ($9.7 million) and other non-current assets ($26.5 million) related to cash deposits held in compensating balance arrangement for certain short-term borrowing agreements on the Consolidated Balance Sheet. The revision of these items on the Consolidated Statement of Cash Flows resulted in a decrease to cash provided by operating activities of $12.8 million and an increase to cash used in financing activities of $23.3 million.

For the years ended December 31, 2014 and 2013, certain foreign currency translation adjustments were misclassified on the Consolidated Balance Sheets within the components of Accumulated other comprehensive income, net of taxes, and on the Consolidated Statement of Comprehensive Income (Loss) within the Recognition of deferred pension items and Unrealized losses on derivative instruments for cash flow hedges.  The revision of the Consolidated Balance Sheet as of December 31, 2014 for these items was a decrease to Unrecognized pension items of $13.6 million, an increase to Cumulative translation adjustment of $12.6 million, and an increase to Unrealized net gains (loss) on derivatives for cash flow hedges of $1.0 million. The revision of the Consolidated Statement of Comprehensive Income (Loss) for these items for the year ended December 31, 2014 resulted in a decrease in recognition of deferred pension items of $16.5 million, an increase in unrealized losses on derivative instruments for cash flow hedge of $0.6 million, and an increase in the foreign currency translation adjustments of $15.9 million.  The revision of these items on the Consolidated Statement of Comprehensive Income (Loss) for these items for the year ended December 31, 2013 resulted in an increase in recognition of deferred pension items of $2.8 million, an increase in unrealized losses on derivative instruments for cash flow hedge of $0.5 million, and a decrease in the foreign currency translation adjustments of $3.3 million. These classification adjustments did not result in a change to total stockholders’ equity, total other comprehensive income (loss), net of taxes, or total comprehensive income (loss), net of taxes.

In 2015, we recorded an out of period adjustment of $46 million related to excess tax benefits from the Settlement agreement. Refer to Note 16, “Income Taxes” of the notes to Consolidated Financial Statements for further details.

On December 6, 2013, we completed the sale of our rigid medical packaging business. The operating results for the rigid medical packaging business were reclassified to discontinued operations, net of tax, on the Consolidated Statements of Operations for the year ended December 31, 2013.  See Note 3, “Divestitures and Acquisition,” for further information.

In addition, certain other prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, had no impact on our consolidated financial condition, results of operations and cash flows.

Use of Estimates

The preparation of our Consolidated Financial Statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include, among other items, assessing the collectability of receivables, the use and recoverability of inventory, the estimation of fair value of financial instruments, assumptions used in the calculation of income taxes, useful lives and recoverability of tangible assets and goodwill and other intangible assets, assumptions used in our defined benefit pension plans and other post employment benefit plans, estimates related to self-insurance such as the aggregate liability for uninsured claims using historical experience, insurance and actuarial estimates and estimated trends in claim values, fair value measurement of assets, costs for incentive compensation and accruals for commitments and contingencies. We review these estimates and assumptions periodically using historical experience and other factors and reflect the effects of any revisions in the Consolidated Financial Statements in the period we determine any revisions to be necessary. Actual results could differ from these estimates.

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

We record gains and losses on derivatives qualifying as cash flow hedges in other comprehensive income, to the extent that hedges are effective and until the underlying transactions are recognized on the Consolidated Statements of Operations, at which time we recognize the gains and losses on the Consolidated Statements of Operations. We recognize gains and losses on qualifying fair value hedges and the related loss or gain on the hedged item attributable to the hedged risk on the Consolidated Statements of Operations.

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

In January 2014, the government expanded the use of SICAD and created a new agency called the National Center of Foreign Commerce or CENCOEX which replaced the Commission for the Administration of Foreign Exchange or “CADIVI”.  In February 2014, the government opened a new exchange called SICAD 2, which would allow for more exchanges of U.S. dollars and allow more companies the ability to obtain U.S. dollars, including for dividend remittances.  This market began to operate on March 24, 2014.  Therefore, there were 4 legal mechanisms at this time to exchange Bolívars for US dollars:

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

In February 2015, the Venezuelan government announced a new foreign exchange platform called the Marginal Currency System or SIMADI.  The SIMADI basically replaced the SICAD 2 rate as noted above.  When this market opened on February 12, 2015 the rate was 170.0390 and then at December 31, 2015 it was 198.6986.  The SICAD 1 and the SICAD 2 were merged into the SICAD.  The opening rate was 12 for the SICAD and at December 31, 2015 it was 13.5. In addition, the CENCOEX will continue and provide preferential treatment for certain import operations such as food and medicines.

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

Therefore, there are now three legal mechanisms at this time to exchange bolivars for US dollars:

●	CENCOEX at the official rate of 6.3;
●	SICAD auction process at the awarded exchange rate (opening rate at 12 and at December 31, 2015 it was 13.5); and
●	SIMADI at the negotiated rate (rate of 198.6986 at December 31, 2015).

At December 31, 2015, we evaluated which legal mechanisms were available to our Venezuelan subsidiaries to access U.S. dollars.  Starting June 2015 and at December 31, 2015, we concluded that we will use the SIMADI rate to remeasure our bolivar denominated monetary assets and liabilities since it is our only legally available option and our intent on a go-forward basis to utilize this market to settle any future transactions based on the current facts and circumstances. The SIMADI rate as of December 31, 2015 was 198.6986. During 2015, the Company did not receive U.S. dollars via the CENCOEX official rate of 6.3.  We expect that we will only have limited access to the CENCOEX market to settle certain past transactions.  However, if the option becomes available to us to use the CENCOEX in the future, the Company will consider this further.  In addition, there have been no SICAD auctions for the food or chemical industries as of December 31, 2015.  During 2015, we have only been able to access the SIMADI market and during 2015 only received minimal amounts of U.S. dollars.  For any U.S. dollar denominated monetary asset or liability, such amounts do not get remeasured at month-end since it is already an asset or liability denominated in U.S. dollars.  As a result of this evaluation, the Company reported a remeasurement loss of $33  million for the year ended December 31, 2015.  We will continue to evaluate each reporting period the appropriate exchange rate to remeasure our financial statements based on the facts and circumstances at that time.

For the year ended December 31, 2015, approximately 1% of our consolidated net sales and operating income were derived from our businesses in Venezuela. As of December 31, 2015, we had net assets of $5 million in Venezuela, which included cash and cash equivalents of $1 million. Also, as of December 31, 2015, our Venezuelan subsidiaries had a negative cumulative translation adjustment balance of $46 million.

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

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net sales recognized by us in the period of adjustment. Charges for rebates and other allowances were approximately 9% of gross sales in 2015, 2014 and 2013. We expect 2016 rebates and other allowances to be approximately the same percentage of gross sales as in 2015.

Shipping and Handling Costs

Costs incurred for the transfer and delivery of goods to customers are recorded as a component of cost of sales.

Research and Development

We expense research and development costs as incurred. Research and development costs were $129 million in 2015, $135 million in 2014 and $133 million in 2013.

Share-Based Incentive Compensation

At the 2014 Annual Meeting, the 2014 Omnibus Incentive Plan (the “Omnibus Plan”), was approved by our stockholders.  The Omnibus Plan replaced the 2005 Contingent Stock Plan, and no new awards were granted under that plan. Any awards outstanding under the 2005 Contingent Stock Plan on the date of stockholder approval of the Omnibus Plan will remain subject to and be paid under the 2005 Contingent Stock Plan, See Note 18, “Stockholders’ Equity,” for further information on this plan.

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

Accounts Receivable Securitization Programs

We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to an indirectly wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables with two banks and an issuer of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries. Any transfers of undivided fractional ownership interests of receivables under the U.S. receivables securitization program to the two banks and an issuer of commercial paper administered by these banks are considered secured borrowings with pledge of collateral and will be classified as short-term borrowings on our Consolidated Balance Sheets.  The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Consolidated Balance Sheets.

In February 2013, we entered into a European accounts receivable securitization and purchase program with a special purpose vehicle, or SPV, two banks and a group of our European subsidiaries. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV, and are exposed to the risk of uncollectable receivables held by the SPV.  Therefore, the SPV is consolidated in our Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as short-term borrowings on our Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Consolidated Balance Sheets.

See Note 8, “Accounts Receivable Securitization Programs” for further details.

Trade Receivables, Net

In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Trade receivables, which are included on the Consolidated Balance Sheets, are net of allowances for doubtful accounts. We maintain trade receivable allowances for estimated losses resulting from the likelihood of failure of our customers to make required payments. An additional allowance may be required if the financial condition of our customers deteriorates.

Inventories

During the fourth quarter of 2014, we changed the method of valuing our inventories that used the LIFO method to the FIFO method, so that all of our inventories are now determined using the FIFO method.  We state inventories at the lower of cost or market.  Costs related to inventories include raw materials, direct labor and manufacturing overhead which are included in cost of sales on the Consolidated Statement of Operations.

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

Identifiable intangible assets consist primarily of patents, licenses, trademarks, trade names, customer lists and relationships, non-compete agreements and technology based intangibles and other contractual agreements. We amortize finite lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, generally ranging from 3 to 15 years, on a straight-line basis to their estimated residual values and periodically review them for impairment. Total identifiable intangible assets comprise 11% in both 2015 and 2014 of our consolidated total assets.

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

We review and approve the assumptions made by our third-party actuaries regarding the valuation of benefit obligations and performance of plan assets. The principal assumptions concern the discount rate used to measure future obligations, the expected future rate of return on plan assets, the expected rate of future compensation increases and various other actuarial assumptions. The measurement date used to determine benefit obligations is December 31 for all material plans (November 30 for non-material plans). The measurement date used to determine plan assets is December 31 for all plans. In general, significant changes to these assumptions could have a material impact on the costs and liabilities recorded in our Consolidated Financial Statements.

See Note 14, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” for information about the Company’s benefit plans.

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

See Note 21, “Net Earnings Per Common Share,” for further discussion.

Recently Adopted Accounting Standards

In November 2015, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2015-17 Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). This ASU will simplify the presentation of deferred tax assets and liabilities by requiring companies to classify all deferred tax as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 31, 2016 and interim periods within those annual periods. However, as early adoption is available, we have adopted this standard as of December 31, 2015 with retroactive application. Adoption of ASU 2015-17 resulted in a decrease in current deferred tax assets of $105.6 million, an increase in non-current deferred tax assets of $17.0 million, a decrease in current deferred tax liabilities of $4.8 million and a decrease in non-current deferred tax liabilities of $83.8 million as of December 31, 2014.

In June 2015, the FASB issued ASU 2015-10, “Technical Corrections and Improvements.”  This ASU corrects for differences between original guidance and the ASC and makes minor improvements affecting several topics.  This adoption does not have a material impact on our financial statements.

Recently Issued Accounting Standards

In January 2016, the FASB issued ASU 2016-01 —Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  This ASU requires equity investments except those under the equity method of accounting to be measured at fair value with the changes in fair value recognized in net income.  The amendment simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. In addition, it also requires enhanced disclosures about investments.  The amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application for certain provisions is allowed but early adoption of the amendments is not permitted.  An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We are currently in the process of evaluating this new standard update.

In September 2015, the FASB issued ASU 2015-16 – Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments amounts are determined.  The ASU also requires that in the same period, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and will be applied prospectively for adjustments to provisional amounts that occur after that date. Earlier application is permitted for financial statements that have not been issued.  The impact of ASU 2015-16 will depend on any future events whereby we have any business combinations and any adjustments to the provisional amounts identified during the measurement period are recorded.

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

Divestitures

Sale of North American foam trays and absorbent pads business

On April 1, 2015, we completed the sale of our North American foam trays and absorbent pads business to NOVIPAX, a portfolio company of Atlas Holdings LLC, for net proceeds of $76 million, net of certain purchase price adjustments of $6 million and subject to final purchase price adjustment. The decision to sell this business was consistent with the Company's overall strategy to focus on innovation and differentiation in its portfolio of products within the flexible packaging industry.  The sale included our manufacturing facilities in Paxinos and Reading, PA, Indianapolis, IN, Rockingham, NC, and Grenada, MS. We recorded a $27 million pre-tax gain on sale of business, which is included in Gain on sale of business, net in the Consolidated Statement of Operations for the year ended December 31, 2015.

The North American foam trays and absorbent pads business was part of the Company’s Food Care division. The disposal of the North American foam trays and absorbent pads business did not qualify as a discontinued operation.

The carrying amounts of assets and liabilities at disposition on April 1, 2015 are excluded from our Consolidated Balance Sheet as of December 31, 2015. The carrying value of the major classes of assets and liabilities for the business at the date of disposition and on December 31, 2014 (reported as held for sale) were as follows:

	April 1,	December 31,
(In millions)	2015	2014
Assets:
Other receivables	$—	$0.1
Inventories	15.2	12.3
Prepaid expenses	0.1	0.1
Property and equipment, net	22.6	22.6
Goodwill	6.9	6.9
Assets held for sale	$44.8	$42.0

Liabilities:
Accrued liabilities	2.7	6.1
Liabilities held for sale	$2.7	$6.1

For the year ended December 31, 2015 and 2014, the North American foam trays and absorbent pads businesses contributed approximately $53 million and $214 million of net sales; and $10 million and $37 million of earnings before income taxes, respectively, which excludes certain allocated costs, including corporate support services, for which the Company would normally include in measuring its performance.

Sale of European food trays business

On November 1, 2015, we completed the sale of our European food trays business to Faerch Plast A/S, a European food packaging solutions provider, for net proceeds of €18 million euros or approximately $19 million, net of certain purchase price adjustments of €2 million euros or approximately $2 million and subject to final purchase price adjustments. The net proceeds excluded contingent consideration which will be received if certain performance targets are met. This transaction follows the sale of our North American foam trays and absorbent pads business in April 2015 and is aligned with our continued commitment to a disciplined approach to portfolio management strategy. The European sale included the manufacturing facilities in Poole, UK and Bunol, Spain. We recorded a $13 million pre-tax loss on the sale of business, which is included in Gain on sale of business, net in the Consolidated Statement of Operations for the year ended December 31, 2015.

The European food trays business was part of the Company’s Food Care division.  The European food trays business met the held for sale criteria in the fourth quarter of 2015 prior to its disposition and has been included as such in the December 31, 2014 periods presented in our Consolidated Balance Sheet.  The disposal of the European food trays business did not qualify as a discontinued operation.

The carrying amounts of assets and liabilities at disposition on November 1, 2015 are excluded from our Consolidated Balance Sheet as of December 31, 2015. The carrying value of the major classes of assets and liabilities for the business at the date of disposition and on December 31, 2014 (reported as held for sale) were as follows:

	November 1,	December 31,
(In millions)	2015	2014
Assets:
Receivables, net	$0.2	$0.2
Inventories, net	6.0	6.9
Other current assets	0.8	0.3
Property and equipment, net	22.4	27.6
Goodwill	1.5	1.7
Other non-current assets	0.4	0.4
Assets held for sale	$31.3	$37.1

Liabilities:
Accounts payable	1.6	1.6
Accrued liabilities	2.1	4.2
Other current liabilities	0.6	0.5
Long term debt	0.4	0.6
Other non-current liabilities	0.1	—
Liabilities held for sale	$4.8	$6.9

For the years ended December 31, 2015 and 2014, the European food trays business contributed approximately $49 million and $71 million of net sales; and $7 million and $5 million of earnings from continuing operations before income tax provision, respectively, which excludes certain allocated costs, including corporate support services for which the Company would normally include in measuring its performance.

Sale of Rigid Medical Packaging Business

On December 6, 2013, we completed the sale of the rigid medical packaging business to a private equity firm, Mason Wells Buyout Fund III, L.P. for gross proceeds of $125 million, including certain purchase price adjustments. Net proceeds were $122 million. We recorded $40 million gain on sale of business ($23 million net of tax) which is included in net earnings on the Consolidated Statements of Operations for the year ended December 31, 2013.

The rigid medical packaging business was included in the “Other” category for segment reporting purposes and was comprised of: Nelipak Holdings, located in the Netherlands and Ireland, Alga Plastics, located in the U.S. and ATE located in Costa Rica.

The results of the rigid medical packaging business are presented as discontinued operations, net of tax, on the Consolidated Statements of Operations for the year ended December 31, 2013 and cash flows and related disclosures and, as such, have been excluded from both continuing operations and segment results for the year presented.  The operating results of the retained portion of the previously reported Medical Applications business continue to be reported in the “Other” category for segment reporting purposes.

Following is selected financial information included in net earnings from discontinued operations:

Year Ended December 31,
(In millions)	2013
Net sales	$89.6
Operating profit	$11.4
Earnings before income tax provision	$11.1
Income tax provision	3.5
Net earnings from discontinued operations	$7.6
Gain on sale of discontinued operations before income tax provision	$40.2
Income tax provision on sale	17.3
Net gain on sale of discontinued operations	$22.9

There is no continuing involvement in the operations of the entities that make up the discontinued operations.

Acquisitions

Acquisition of Intellibot Robotics, LLC

During the first quarter of 2015, we acquired the business of Intellibot Robotics LLC, a U.S.-based privately owned company that has pioneered the development of robotic commercial floor cleaning machines. The combination of Diversey Care’s industry expertise and global reach and Intellibot’s artificial intelligence technology will help accelerate the development of the robotic floor cleaning machines market – ultimately driving efficiencies and business value for the hygiene industry.

The fair value of the consideration transferred was $18 million which included cash paid of $9 million and $9 million related to the fair value of contingent consideration. We recorded the fair value of the assets acquired and liabilities assumed on the acquisition date, which included $11 million of intangible assets. Based on the preliminary allocation, goodwill of $7 million was recorded and 100% will be deductible for tax purposes.

The contingent consideration, which is classified as a liability, includes earnout fees to be paid out in cash to the seller over a 10 year period based on various percentages of net sales over the 10 year period. Since it is classified as a liability, we must remeasure to fair value each reporting period. The fair value of the liability as of December 31, 2015 was $10 million, mostly included in non-current liabilities on the Consolidated Balance Sheet. The less than $1 million change in fair value was recognized in selling, general and administrative expenses. The valuation of the contingent consideration is based on a probability weighted projection of payments over the 10 year period using the deterministic method. These projections are based on our internal forecast of the business performance and since this is an unobservable input used in the fair value measurement it would be considered a Level 3 input (as defined in Note 13, “Fair Value Measurements and Other Financial Instruments”). In addition, the probability weighted earnout payments were present valued using factors to consider the risk associated with achievement of the sales forecast and the credit risk associated with the payments.

Acquisition of B+ Equipment

During the third quarter of 2015, we acquired 100% equity interest in the business of B+ Equipment, a company headquartered in France that designs, manufactures and services automated packaging equipment for order fulfillment operations. Our acquisition strategy is focused on best-in-class, disruptive technologies that extends Product Care’s leadership position. The acquisition of B+ further solidifies our position in the growing e-commerce market with a solution that focuses on reducing the cost of shipping and increasing productivity.

The fair value of the consideration transferred was $19 million which included an immaterial amount related to the fair value of contingent consideration. We recorded the fair value of the assets acquired and liabilities assumed on the acquisition date, which included $15 million of intangible assets. Based on the preliminary allocation, goodwill of $6 million was recorded and none will be deductible for tax purposes.

Other

During the fourth quarter of 2015, we acquired a small business in the Food Care division.  The purchase price allocation had not been completed as of December 31, 2015, as such $7 million of the purchase price has been preliminarily allocated to goodwill.

Note 4 Segments

The Company’s segment reporting structure consists of three reportable segments and an “Other” category and is as follows:

●	Food Care;
●	Diversey Care;
●	Product Care; and
●	Other (includes Corporate, Medical Applications and New Ventures businesses).

The Company’s Food Care, Diversey Care and Product Care segments are considered reportable segments under FASB ASC Topic 280. Our reportable segments are aligned with similar groups of products. Other includes Corporate and the Medical Applications and New Ventures businesses. Other includes certain costs that are not allocated to the reportable segments, as applicable, primarily consisting of unallocated corporate overhead costs, including administrative functions and cost recovery variances not allocated to the reportable segments from global functional expenses.

We allocate and disclose depreciation and amortization expense to our segments, although property and equipment, net is not allocated to the segment assets, nor is depreciation and amortization included in the segment performance metric Adjusted EBITDA. We also disclose restructuring and other charges and impairment of goodwill and other intangible assets by segment, although these items are not included in the segment performance metric Adjusted EBITDA since restructuring and other charges and impairment of goodwill and other intangible assets are categorized as special items as outlined in the table reconciling Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP net earnings from continuing operations set forth below. The accounting policies of the reportable segments and Other are the same as those applied to the Consolidated Financial Statements.

The following tables show net sales and Adjusted EBITDA by our segment reporting structure:

	Year Ended December 31,
(In millions)	2015	2014	2013
Net Sales:
Food Care	$3,405.1	$3,835.3	$3,814.2
As a % of Total Company net sales	48.4%	49.5%	49.6%
Diversey Care	1,999.1	2,173.1	2,160.8
As a % of Total Company net sales	28.4%	28.0%	28.1%
Product Care	1,540.5	1,655.0	1,610.0
As a % of Total Company net sales	21.9%	21.4%	20.9%
Total Reportable Segments Net Sales	6,944.7	7,663.4	7,585.0
Other	86.8	87.1	105.8
Total Company Net Sales	$7,031.5	$7,750.5	$7,690.8

	Year Ended December 31,
(In millions)	2015	2014	2013
Adjusted EBITDA:
Food Care	$689.8	$670.2	$614.7
Adjusted EBITDA Margin	20.3%	17.5%	16.1%
Diversey Care	231.9	245.0	237.3
Adjusted EBITDA Margin	11.6%	11.3%	11.0%
Product Care	321.0	292.7	266.3
Adjusted EBITDA Margin	20.8%	17.7%	16.5%
Total Reportable Segments Adjusted EBITDA	1,242.7	1,207.9	1,118.3
Other	(68.6)	(89.6)	(77.8)
Non-U.S. GAAP Total Company Adjusted EBITDA	$1,174.1	$1,118.3	$1,040.5
Adjusted EBITDA Margin	16.7%	14.4%	13.5%

The following table shows a reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP net earnings from continuing operations:

	Year Ended December 31,
(In millions)	2015	2014	2013
Total Company Adjusted EBITDA	$1,174.1	$1,118.3	$1,040.5
Depreciation and amortization (1)	(274.5)	(320.8)	(307.5)
Special items:
Accelerated depreciation of non-strategic assets related to restructuring programs	0.2	2.1	5.3
Restructuring and other charges(2)	(78.3)	(65.7)	(73.8)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(42.9)	(35.8)	(26.6)
Development grant matter included in selling, general and administrative expenses	—	(14.0)	—
Termination of licensing agreement	—	(5.3)	—
SARs	(3.9)	(8.1)	(38.1)
Impairments of equity method investment	—	(5.7)	(2.1)
Foreign currency exchange (loss) gains related to Venezuelan subsidiaries	(33.1)	(20.4)	(13.1)
Loss on debt redemption and refinancing activities	(110.0)	(102.5)	(36.3)
Gain (loss) from Claims Settlement in 2014 and related costs	—	21.1	(1.0)
Gain, net, on sale of North American foam trays and absorbent pads business and European food trays business	13.4	—	—
Non-operating charge for contingent guarantee included in other income (expense), net	—	(2.5)	—
Other special items	8.6	(5.8)	(6.1)
Interest expense	(227.7)	(287.7)	(361.0)
Income tax provision	90.5	9.1	84.9
Net earnings from continuing operations	$335.4	$258.1	$95.3

(1)	Depreciation and amortization by segment is as follows:

	Year Ended December 31,
(In millions)	2015	2014	2013
Food Care	$107.9	$121.3	$118.4
Diversey Care	105.5	126.3	132.3
Product Care	37.4	41.4	38.2
Total reportable segments	250.8	289.0	288.9
Other	23.7	31.8	18.6
Total Company depreciation and amortization(1)	$274.5	$320.8	$307.5

(1)	Includes share-based incentive compensation of $61.2 million in 2015, $54.1 million in 2014, and $24.1 million in 2013.
(2)	Restructuring and other charges by segment were as follows:

	Year Ended December 31,
(In millions)	2015	2014	2013
Food Care	$37.9	$27.3	$25.1
Diversey Care	22.2	24.3	32.2
Product Care	17.2	13.6	16.4
Total reportable segments	77.3	65.2	73.7
Other	1.0	0.5	0.1
Total Company restructuring and other charges	$78.3	$65.7	$73.8

The restructuring and other charges in 2015 primarily relate to our previously announced Fusion program. The restructuring and other charges in 2014 and 2013 primarily relate to our previously announced Earnings Quality Improvement Program (EQIP).  See Note 9, “Restructuring and Relocation Activities,” for further discussion.

Assets by Reportable Segments

The following table shows assets allocated by our segment reporting structure. Only assets which are identifiable by segment and reviewed by our chief operating decision maker by segment are allocated to the reportable segment assets, which are trade receivables, net, and finished goods inventories, net. All other assets are included in “Assets not allocated.”

	December 31,	December 31,
(In millions)	2015	2014
Assets:
Trade receivables, net, and finished goods inventories, net
Food Care	$522.4	$678.2
Diversey Care	440.3	514.5
Product Care	219.6	279.1
Other	14.8	14.0
Total segments and other	1,197.1	1,485.8
Assets not allocated
Cash and cash equivalents	358.4	286.4
Property and equipment, net	930.7	943.0
Goodwill	2,909.5	2,996.9
Intangible assets, net	784.3	872.2
Assets held for sale	10.3	106.4
Other	1,235.7	1,262.5
Total	$7,426.0	$7,953.2

Allocation of Goodwill and Identifiable Intangible Assets to Reportable Segments

Our management views goodwill and identifiable intangible assets as corporate assets, so we do not allocate their balances to the reportable segments. However, we are required to allocate their balances to each reporting unit to perform our annual impairment review, which we do during the fourth quarter of the year using a measurement date of October 1st. See Note 7, “Goodwill and Identifiable Intangible Assets,” for the allocation of goodwill and identifiable intangible assets and the changes in their balances in the year ended December 31, 2015 by our segment reporting structure, and the details of our impairment review.

Geographic Information

	Year Ended December 31,
(In millions)	2015	2014	2013
Net sales(1):
North America(4)	$2,923.2	$3,071.9	$3,004.9
EMEA(3)	2,410.4	2,783.2	2,770.7
Latin America	695.8	807.5	840.7
APAC(3)	1,002.1	1,087.9	1,074.5
Total	$7,031.5	$7,750.5	$7,690.8

Total long-lived assets(1)(2):
North America	$616.5	$542.5
EMEA(3)	377.3	413.2
Latin America	127.0	143.6
APAC(3)	191.1	216.8
Total	$1,311.9	$1,316.1

(1)

Net sales to external customers attributed to geographic areas represent net sales to external customers based on destination. No non-U.S. country accounted for net sales in excess of 10% of consolidated net sales for the years ended December 31, 2015, 2014, or 2013 or long-lived assets in excess of 10% of consolidated long-lived assets at December 31, 2015 and 2014.

(2)	Total long-lived assets represent total assets excluding total current assets, deferred tax assets, goodwill and intangible assets.
(3)

As previously announced, the Company underwent a reorganization of its AMAT region.  This reorganization involved transitioning the previously reported AMAT region to an Asia Pacific (APAC) region, which now includes Asia, Australia, New Zealand and moving the Middle East, Africa and Turkey countries into the Company’s existing European regional organization, now referred to as EMEA.  This took effect beginning in the second quarter of 2015.

(4)

Net sales to external customers within the U.S. were $2,685.3 million for the year ended December 31, 2015, $2,797.5 million for the year ended December 31, 2014 and $2,724.5 million for the year ended December 31, 2013.

Note 5 Inventories

The following table details our inventories:

	December 31,	December 31,
(In millions)	2015	2014(1)
Inventories, net:
Raw materials	$109.6	$103.9
Work in process	112.4	100.7
Finished goods	438.8	483.9
Total	$660.8	$688.5

(1)

Excludes North American foam trays and absorbent pads and European food trays business inventory.  Refer to Note 3, “Divestitures and Acquisitions” of the notes to Consolidated Financial Statements for further details.

Note 6 Property and Equipment, net

The following table details our property and equipment.

	December 31,	December 31,
(In millions)	2015	2014(1)
Land and improvements	$86.7	$98.6
Buildings	602.0	636.0
Machinery and equipment	2,141.3	2,195.9
Other property and equipment	129.1	140.0
Construction-in-progress	190.7	109.0
Property and equipment, gross	3,149.8	3,179.5
Accumulated depreciation and amortization	(2,219.1)	(2,236.5)
Property and equipment, net	$930.7	$943.0

(1)

Excludes North American foam trays and absorbent pads and European food trays business property and equipment, net.  Refer to Note 3, “Divestitures and Acquisitions” of the notes to Consolidated Financial Statements for further details.

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment for the three years ended December 31, 2015.

	Year Ended December 31,
(In millions)	2015	2014	2013
Interest cost capitalized	$5.4	$6.2	$4.9
Depreciation and amortization expense for property and equipment	$124.6	$147.8	$160.2

Note 7 Goodwill and Identifiable Intangible Assets

Goodwill

We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year, using a measurement date of October 1st, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for our 2015 and 2014 annual goodwill impairment test performed in the fourth quarter of each applicable year, we performed a quantitative test for all of our reporting units.

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

2015, 2014 and 2013 Annual Impairment Test

During the fourth quarters of 2015, 2014 and 2013, we completed step one of our annual goodwill impairment test for our reporting units. We concluded that the fair values of these reporting units were above their carrying values and, therefore, there was no indication of impairment in either year.

We estimated the fair value of these reporting units using a weighting of fair values derived from an income and market approaches. Under the income approach, we determine the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. The market approaches estimate fair value based on market multiples of current and forward 12-month operating performance results, as applicable derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

Allocation of Goodwill to Reporting Units

The following table shows our goodwill balances by our segment reporting structure:

(In millions)	Food Care	Diversey Care	Product Care	Other(2)	Total
Gross Carrying Value at December 31, 2014(1)	$811.1	$1,900.8	$1,371.2	$4.8	$4,087.9
Accumulated impairment	(208.0)	(883.0)	—	—	(1,091.0)
Carrying Value at December 31, 2014(1)	$603.1	$1,017.8	$1,371.2	$4.8	$2,996.9
Acquisition	6.7	6.7	6.3	—	19.7
Dispositions	—	—	(3.1)	—	(3.1)
Other	3.2	—	—	(3.2)	—
Currency translation	(16.7)	(86.6)	(0.7)	—	(104.0)
Gross Carrying Value at December 31, 2015	804.3	1,820.9	1,373.7	1.6	4,000.5
Accumulated impairment	(208.0)	(883.0)	—	—	(1,091.0)
Carrying Value at December 31, 2015	$596.3	$937.9	$1,373.7	$1.6	$2,909.5

(1)

Excludes North American foam trays and absorbent pads and European food trays business goodwill.  Refer to Note 3, “Divestitures and Acquisitions” of the notes to Consolidated Financial Statements for further details.

(2)	Represents goodwill of our Medical Applications reporting unit.

The excess of estimated fair values over carrying value, including goodwill for each of our reporting units that had goodwill as of the 2015 annual impairment test were the following:

% by Which Estimated Fair value
Reporting Unit	exceeds Carrying Value
Food Care — Packaging Solutions	410%
Food Care — Hygiene Solutions	488%
Diversey Care	55%
Product Care	121%
Medical Applications(1)	819%

(1)	Included in the “Other” category for segment reporting purposes – See Note 4 for a description of our reportable segments.

As noted above, the fair value determined under step one of the goodwill impairment test completed in the fourth quarter of 2015 exceeded the carrying value for each reporting unit.  Therefore, there was no impairment of goodwill. However, if the fair value decreases in future periods, the Company may fail step one of the goodwill impairment test and be required to perform step two. In performing step two, the fair value would have to be allocated to all of the assets and liabilities of the reporting unit. Therefore, any potential goodwill impairment charge would be dependent upon the estimated fair value of the reporting unit at that time and the outcome of step two of the impairment test. The fair values of the assets and liabilities of the reporting unit, including the intangible assets could vary depending on various factors.

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

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives:

	December 31, 2015				December 31, 2014(2)
	Gross				Gross
	Carrying	Accumulated	Accumulated		Carrying	Accumulated	Accumulated
(In millions)	Value	Amortization	Impairment	Net	Value	Amortization	Impairment	Net
Customer relationships	$846.2	$(249.4)	$(148.9)	$447.9	$890.8	$(210.8)	$(148.9)	$531.1
Trademarks and tradenames	1.7	(0.4)	—	1.3	1.3	(0.2)	—	1.1
Capitalized software	143.0	(125.3)	—	17.7	140.7	(113.8)	—	26.9
Technology	141.9	(65.0)	(22.2)	54.7	125.7	(53.2)	(22.2)	50.3
Contracts	42.8	(31.2)	—	11.6	40.6	(28.9)	—	11.7
Total intangible assets with definite lives	1,175.6	(471.3)	(171.1)	533.2	1,199.1	(406.9)	(171.1)	621.1
Trademarks and tradenames with indefinite lives(1)	881.3	—	(630.2)	251.1	881.3	—	(630.2)	251.1
Total identifiable intangible assets	$2,056.9	$(471.3)	$(801.3)	$784.3	$2,080.4	$(406.9)	$(801.3)	$872.2

(1)	The intangible assets include $251 million of trademarks that we have determined to have indefinite useful lives, primarily acquired in connection with the acquisition of Diversey.
(2)

Excludes North American foam trays and absorbent pads business intangible assets.  Refer to Note 3, “Divestitures and Acquisitions” of the notes to Consolidated Financial Statements for further details.

The following table shows the remaining estimated future amortization expense at December 31, 2015.

Year	Amount (in millions)
2016	$83.4
2017	76.9
2018	63.9
2019	56.3
Thereafter	252.7
Total	$533.2

Amortization expense was $88.7 million in 2015, $118.9 million in 2014 and $123.2 million in 2013.

The following table shows the remaining weighted average useful life of our definite lived intangible assets as of December 31, 2015.

Remaining weighted average useful lives
Customer relationships	8.8
Trademarks and trade names	5.7
Technology	4.0
Contracts	5.6
Total intangible assets with definite lives	8.1

Note 8 Accounts Receivable Securitization Programs

U.S. Accounts Receivable Securitization Program

We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to an indirectly wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables with two banks and issuers of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries. Any transfers of fractional ownership interests of receivables under the U.S. receivables securitization program to the two banks and issuers of commercial paper administered by these banks are considered secured borrowings with pledge of collateral and will be classified as short-term borrowings on our Consolidated Balance Sheets. These banks do not have any recourse against the general credit of the Company. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Consolidated Balance Sheets.

As of December 31, 2015, the maximum purchase limit for receivable interests was $90 million, subject to the availability limits described below.

The amounts available from time to time under this program may be less than $90 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During the year ended December 31, 2015, the level of eligible assets available under the program was lower than $90 million primarily due to certain required reserves against our receivables. As a result, the amount available to us under the program before utilization was $72 million at December 31, 2015. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

The program expires annually in September and is renewable.  The program expires annually and is renewable.  The expiration date of the program was extended for a one month period until September 30, 2015 and then renewed for an additional year at the end of such extension.

European Accounts Receivables Securitization Program

We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks and issuers of commercial paper administered by these banks.  The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable.  We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV, and are exposed to the risk of uncollectable receivables held by the SPV.  Therefore, the SPV is consolidated in our Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as short-term borrowings on our Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Consolidated Balance Sheets.

As of December 31, 2015, the maximum purchase limit for receivable interests was €110 million, ($120 million equivalent at December 31, 2015) subject to availability limits.  The terms and provisions of this program are similar to our U.S. program discussed above. As of December 31, 2015, the amount available under this program before utilization was €110 million ($120 million equivalent as of December 31, 2015).

This program expires annually in February and is renewable.  The program was renewed in February 2016 for an additional year.

Utilization of Our Accounts Receivable Securitization Programs

As of December 31, 2015, there were borrowings of $67 million outstanding under our U.S. program and borrowings of €70 million ($77 million equivalent as of December 31, 2015) under our European program. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. Total interest expense related to the use of these programs was less than $1 million for the year ended December 31, 2015.

Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at December 31, 2015.

As of December 31, 2014, the total amount of borrowings under our U.S. program was $36 million and there were no amounts outstanding under the European program.

Note 9 Restructuring and Relocation Activities

The following table details our restructuring activities:

	Year Ended December 31,
	2015				2014				2013
(In millions)	IOP	EQIP	Fusion	Total	IOP	EQIP	Fusion	Total	IOP	EQIP	Total
Other associated costs	$4.6	$9.1	$29.2	$42.9	$7.7	$25.7	$2.4	$35.8	$14.1	$12.5	$26.6
Restructuring charges	0.6	0.1	77.6	78.3	13.2	47.0	5.5	65.7	(7.0)	80.8	73.8
Total	$5.2	$9.2	$106.8	$121.2	$20.9	$72.7	$7.9	$101.5	$7.1	$93.3	$100.4

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

The Company currently estimates that it will incur aggregate costs of approximately $395 million to $405 million in connection with the implementation of this Plan.  The net cash cost of the Plan is expected to be in the range of $330 million to $340 million. The costs associated with the Plan, the majority of which are expected to be incurred between 2015 and 2017, will primarily consist of (i) a reduction in headcount through reorganization and integration, including severance and termination benefits for employees, expected to be approximately $115 million to $120 million, and (ii) other costs associated with the Plan, primarily relating to the rationalization, consolidation and relocation of certain portions of our global supply chain and other facilities and offices, expected to be approximately $280 million to $285 million. Included in the total cash costs, the Company anticipates approximately $190 million to $200 million of capital expenditures related to the Plan, including the building of the Charlotte campus, of which the majority is expected to continue in 2016.

The other associated costs included in the table above primarily consist of consulting and other costs incurred in connection with the project relocation efforts, which were included in selling, general and administrative expenses on the Consolidated Statements of Operations for the year ended December 31, 2015 and 2014. The restructuring charges included in the table above primarily consist of termination and benefit costs.

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

The restructuring accrual, spending and other activity for the year ended December 31, 2015 and the accrual balance remaining at December 31, 2015 related to this program were as follows (in millions):

Fusion restructuring accrual at December 31, 2014	$5.5
Accrual and accrual adjustments	77.6
Cash payments during 2015	(18.6)
Effect of changes in foreign currency exchange rates	(1.6)
Fusion restructuring accrual at December 31, 2015	$62.9

The accrual and accrual adjustments include a reclassification adjustment of $13 million to transfer two projects from the EQIP Program to the Fusion Program in order to better match the projects to the program savings. There is no net impact to the financial statements resulting from the reclassification adjustment.

Cumulative cash payments made in connection with this program, including associated costs through December 31, 2015, were $51 million. We expect to pay $40 million of the accrual balance remaining at December 31, 2015 within the next twelve months. This amount is included in accrued restructuring costs on the Consolidated Balance Sheet at December 31, 2015. The majority of the remaining accrual of $23 million is expected to be paid in 2017.  This amount is included in other non-current liabilities on our Consolidated Balance Sheet at December 31, 2015.

Capital expenditures related to this program were $45 million in 2015 and none in 2014.  Capital expenditures primarily relate to the Beacon project and to supply chain network optimization.

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

The other associated costs included in the table above primarily consist of consulting and rebranding costs incurred in connection with the rebranding of the Company and its divisions, which were included in selling, general and administrative expenses on the Consolidated Statements of Operations for the year ended December 31, 2015. The restructuring charges included in the table above primarily consist of termination and benefit costs.

The restructuring accrual, spending and other activity for the year ended December 31, 2015 and the accrual balance remaining at December 31, 2015 related to this program were as follows (in millions):

EQIP restructuring accrual at December 31, 2014	$41.9
Accrual and accrual adjustments	0.1
Cash payments during 2015	(28.9)
Effect of changes in foreign currency exchange rates	(4.0)
EQIP restructuring accrual at December 31, 2015	$9.1

The accrual and accrual adjustments include a reclassification adjustment of $13 million to transfer two projects from the EQIP Program to the Fusion Program in order to better match the projects to the program savings. There is no net impact to the financial statements resulting from the reclassification adjustment.

Cumulative cash payments made in connection with this program, including associated costs through December 31, 2015, were $152 million.  We expect to pay all of the $9 million of the accrual balance remaining at December 31, 2015 within the next twelve months. This amount is included in accrued restructuring costs on the Consolidated Balance Sheet at December 31, 2015.

Capital expenditures related to this program were $6 million in 2015, $28 million in 2014 and $11 million in 2013.  Capital expenditures primarily relate to supply chain network and facilities optimization.

Integration and Optimization Program (IOP)

In December 2011, we initiated a restructuring program associated with the integration of Diversey’s business following our acquisition of Diversey on October 3, 2011. The program primarily consists of (i) reduction in headcount, (ii) consolidation of facilities, (iii) supply chain network optimization, and (iv) certain other capital expenditures. This program was substantially completed by the end of 2015.

The other associated costs in the table above primarily consist of consulting and other costs incurred in connection with the project relocation efforts, which were included in selling, general and administrative expenses on the Consolidated Statements of Operations for the years ended 2015,  2014 and 2013. The restructuring charges included in the table above primarily consist of termination and benefit costs.

The restructuring accrual, spending and other activity for the year ended December 31, 2015 and the accrual balance remaining at December 31, 2015 related to this program were as follows (in millions):

IOP restructuring accrual at December 31, 2014	$13.1
Accrual and accrual adjustments	0.6
Cash payments during 2015	(8.5)
Effect of changes in foreign currency exchange rates	(0.9)
IOP restructuring accrual at December 31, 2015	$4.3

Cumulative cash payments made in connection with this program, including associated costs through December 31, 2015, were $233 million. We expect to pay all of the $4 million of the accrual balance remaining at December 31, 2015 within the next twelve months. This amount is included in accrued restructuring costs on the Consolidated Balance Sheet at December 31, 2015.

Capital expenditures related to this program were $1 million in 2015, less than $1 million in 2014 and $14 million in 2013. Capital expenditures mainly relate to facilities and supply chain network optimization.

Note 10 Other Current and Non-Current Liabilities

The following tables detail our other current liabilities and other non-current liabilities at December 31, 2015 and 2014:

	December 31,	December 31,
(In millions)	2015	2014(1)
Other current liabilities:
Accrued salaries, wages and related costs	$288.4	$324.2
Accrued operating expenses	240.6	292.9
Income taxes payable	49.7	38.1
Accrued customer volume rebates	165.6	180.1
Accrued interest	38.8	46.0
Accrued employee benefit liability	6.6	8.6
Total	$789.7	$889.9

	December 31,	December 31,
(In millions)	2015	2014
Other non-current liabilities:
Accrued employee benefit liability	$378.1	$347.6
Other postretirement liability	62.2	77.4
Other various liabilities	273.8	279.1
Total	$714.1	$704.1

(1)

Excludes other current liabilities of the North American foam trays and absorbent pads business and European food trays business. Refer to Note 3, “Divestitures and Acquisitions” of the notes to Consolidated Financial Statements for further details.

Note 11 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth on the following table:

	December 31,	December 31,
(In millions)	2015	2014
Short-term borrowings (1)	$241.9	$143.3
Current portion of long-term debt	46.6	1.0
Total current debt	288.5	144.3
Term Loan A due July 2017, less unamortized lender fees of $0.2 million in 2015 and $0.3 million in 2014	249.8	249.7
Term Loan A due July 2019, less unamortized lender fees of $8.1 million in 2015 and $10.6 million in 2014(2)	1,060.5	1,129.4
6.50% Senior Notes due December 2020	427.6	428.1
8.375% Senior Notes due September 2021	—	750.0
4.875% Senior Notes due December 2022	425.0	425.0
5.25% Senior Notes due April 2023	425.0	425.0
4.50% Senior Notes due September 2023	437.3	—
5.125% Senior Notes due December 2024	425.0	425.0
5.50% Senior Notes due September 2025	400.0	—
6.875% Senior Notes due July 2033, less unamortized discount of $1.3 million in 2015 and $1.3 million in 2014	448.7	448.7
Other	3.8	1.1
Total long-term debt, less current portion	4,302.7	4,282.0
Total debt(3)(4)	$4,591.2	$4,426.3

(1)

Short-term borrowings of $242 million at December 31, 2015 are comprised primarily of $67 million of borrowings outstanding under our U.S. accounts receivable securitization program, $77 million of borrowings outstanding under our European accounts receivable securitization program, and $98 million short-term borrowing from various lines of credit. Short-term borrowings at December 31, 2014 are comprised primarily of $36 million of borrowings outstanding under our U.S. accounts receivable securitization program, $23 million outstanding under our revolving credit facility and $84 million short-term borrowings from various lines of credit. As of December 31, 2015 and 2014, there were $56 million and $36 million of cash held on deposit, respectively, as a compensating balance for certain short-term borrowings.

(2)	Term Loan A facility due July 2019 has required prepayments which are due in 2016.
(3)

As of December 31, 2015, our weighted average interest rate on our short term borrowings outstanding was 3.4% and on our long term debt outstanding was 4.6%. As of December 31, 2014, our weighted average interest rate on our short term borrowings outstanding was 6.1% and on our long term debt outstanding was 5.2%.

(4)	Long-term debt instruments are listed in order of priority.

Senior Notes

2015 Activity

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

In the fourth quarter of 2014, we terminated the swaps that were associated with the 6.5% Senior Notes although the 6.5% Senior Notes remained outstanding. The $3 million gain on termination of swaps increased the carrying amount of our 6.5% Senior Notes, which is being amortized using effective interest rate method over the remaining maturities of the Senior Note and included in interest expense on our Consolidated Statements of Operations.

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

Credit Facility

2014 Activity

Amended and Restated Senior Secured Credit Facilities

On July 25, 2014, the Company entered into a second restatement agreement (the “Second Restatement Agreement”) whereby its senior secured credit facility was amended and restated (the “Second Amended and Restated Credit Agreement”) with Bank of America, N.A., as agent, and the other financial institutions party thereto. The changes include (i) the refinancing of the Term Loan A facilities, Term Loan B facilities and revolving credit facilities with new Term Loan A facilities (including facilities in Canadian dollars, euros, Japanese yen, pounds sterling and U.S. dollars) in an aggregate principal amount equivalent to $1,330 million and revolving credit facility of $700 million, (ii) a new $100 million delayed draw Term Loan A facility (used for our Brazilian operations), (iii) a 0.75% reduction of the interest rate margin for the Term Loan A facility and revolving credit facilities, (iv) extension of the final maturity of the Term Loan A facilities and revolving credit facility to July 25, 2019, (v) adjustments to the financial maintenance covenant of Consolidated Net Debt to Consolidated EBITDA (as defined in the Second Amended and Restated Credit Agreement) and other covenants to provide additional flexibility to the Company and (vi) other amendments. Term Loan B was fully extinguished as a result of the Refinancing.

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

2013 Activity

2013 Amended Credit Facility

In November 2013, we amended our senior secured credit facility. The amendment refinanced the Term Loan B facilities with a $525 million Term Loan B dollar tranche and a €128 million Term Loan B euro tranche. In connection therewith, among other things, (i) the interest margin on each tranche was decreased by 0.75%, and the minimum Eurocurrency rate under the Term Loan B facilities was reduced from 1.00% to 0.75%. We prepaid $101 million and refinanced the remaining principal amount of $697 million of the euro and U.S. dollar denominated portions of the original Term Loan B at 100% of their face value. We recognized a $4 million pre-tax loss on debt redemption included in our Consolidated Statement of Operations for 2013, consisting of accelerated unamortized original issuance discount, unamortized fees, and fees associated with the transaction.

Lines of Credit

The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the revolving credit facility discussed above, and the amounts available under our accounts receivable securitization programs.

	December 31,	December 31,
(In millions)	2015	2014
Used lines of credit (1)(2)	$241.9	$143.3
Unused lines of credit	1,039.9	1,108.8
Total available lines of credit(3)	$1,281.8	$1,252.1

(1)	Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.
(2)	As of December 31, 2015 and 2014, there were $56 million and $36 million of cash held on deposit, respectively, as a compensating balance for certain short-term borrowings.
(3)	Of the total available lines of credit, $892 million were committed as of December 31, 2015.

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Second Amended and Restated Credit Agreement). We were in compliance with the above financial covenants and limitations at December 31, 2015 and 2014.

Debt Maturities

The following table summarizes the scheduled annual maturities for the next five years and thereafter of our long-term debt, including the current portion of long-term debt and capital leases. This schedule represents the principle portion of our debt, and therefore excludes debt discounts, interest rate swaps and lender fees.

Year	Amount (in millions)
2016	$46.6
2017	322.1
2018	71.9
2019	928.1
2020	425.3
Thereafter	2,562.3
Total	$4,356.3

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

Foreign Currency Forward Contracts Designated as Cash Flow Hedges

The primary purpose of our cash flow hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material purchases that are denominated in foreign currencies in order to minimize the impact of the changes in foreign currencies. We record gains and losses on foreign currency forward contracts qualifying as cash flow hedges in other comprehensive income to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains and losses in other expense, net, on our Consolidated Statements of Operations. Cash flows from derivative financial instruments are classified as cash flows from operating activities on the Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months.

Net unrealized after-tax gains (losses) related to these contracts that were included in other comprehensive income were $5.9 million, $3.8 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

We estimate that $5.9 million of net unrealized derivative gains included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next twelve months.

Foreign Currency Forward Contracts Not Designated as Hedges

Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to foreign currency-denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these derivative contracts are recognized in other income, net, on our Consolidated Statements of Operations and are largely offset by the remeasurement of the underlying foreign currency-denominated items indicated above. Cash flows from derivative financial instruments are classified as cash flows from investing activities on the Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months.

Interest Rate Swaps

From time to time, we may use interest rate swaps to manage our mix of fixed and floating interest rates on our outstanding indebtedness.

In the fourth quarter of 2014, we terminated the swaps that we entered into in 2013. The swaps were associated with the 6.5% Senior Notes although the 6.5% Senior Notes remained outstanding.  The termination resulted in a $3 million gain, which is being amortized over the remaining life of the 6.5% Senior Note and included in interest expense on our Consolidated Statements of Operations.

As a result of our interest rate swap agreements, interest expense was reduced by $2 million in 2014 and less than $1 million in 2013.

At December 31, 2015 and 2014 we had no outstanding interest rate swaps.

Interest Rate and Currency Swaps

In 2014, in connection with exercising the $100 million delayed draw under the senior secured credit facility, we entered into a series of interest rate and currency swaps in a notional amount of $100 million.  These swaps convert the U.S. dollar denominated variable rate obligation under the credit facility into a fixed Brazilian real-denominated obligation.  The delayed draw and the interest rate and currency swaps are used to fund expansion and general corporate purposes of our Brazilian subsidiaries.

Net Investment Hedge

During the second quarter of 2015, we entered into a series of foreign currency exchange forwards totaling €270 million.  These foreign currency exchange forwards hedged a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates and expired in June 2015. The loss of $3.5 million ($2.2 million after tax) is recorded in AOCI on our Consolidated Balance Sheet.

The €400 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the fair value of the debt was $(12.4) million ($(7.6) million after tax) at December 31, 2015, and is reflected in long-term debt on our Consolidated Balance Sheet.

In March 2015, we entered into a series of cross-currency swaps with a combined notional amount of $425 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The fair value of this hedge as of December 31, 2015 was $(12.0) million ($(7.4) million after tax) on our Consolidated Balance Sheet.  Semi-annual interest settlements resulted in AOCI of $5.9 million ($3.6 million after tax).

For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, settlements and changes in fair values of the derivative instruments are recognized in unrealized net gains or loss on derivative instruments for net investment hedge, a component of AOCI, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in other income, net on the Consolidated Statements of Operations

Other Derivative Instruments

During the second quarter of 2015, we entered into a series of foreign currency exchange options to partially protect our euro-denominated earnings from a decline in the value of the euro. The options expired during 2015.

We may enter into other derivative instruments from time to time to manage exposure to foreign exchange rates and to gain access to international financing transactions.  These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency.

Fair Value of Derivative Instruments

See Note 13, “Fair Value Measurements and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

The following table details the fair value of our derivative instruments included on our Consolidated Balance Sheets.

	Cash Flow Hedge		Net Investment Hedge		Non-Designated as Hedging Instruments		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Derivative Assets
Foreign currency forward contracts	$3.2	$4.3	$—	$—	$25.0	$41.3	$28.2	$45.6
Interest rate and currency swaps	44.0	17.8	—	—	—	—	44.0	17.8
Total Derivative Assets (2)	$47.2	$22.1	$—	$—	$25.0	$41.3	$72.2	$63.4

Derivative Liabilities
Foreign currency forward contracts	$(1.3)	$(0.4)	$—	$—	$(43.5)	$(67.6)	$(44.8)	$(68.0)
Cross-currency swaps	—	—	(12.0)	—	—	—	(12.0)	—
Total Derivative Liabilities(2)	$(1.3)	$(0.4)	$(12.0)	$—	$(43.5)	$(67.6)	$(56.8)	$(68.0)
Net Derivatives (1)	$45.9	$21.7	$(12.0)	$—	$(18.5)	$(26.3)	$15.4	$(4.6)

(1)	Excludes $437.3 million of euro-denominated debt designated as a net investment hedge at December 31, 2015.
(2)

The Company’s derivative transactions are typically governed by master agreements that contain netting and set-off clauses.  The netting clauses often stipulate that matching counterparties may offset asset and liability positions of the same nature and maturing at the same time, with only the net payment due required to be delivered.  The set-off provisions, in the event of certain default or termination events, can allow the non-defaulting party rights of set-off for net obligations owed by the defaulting party. The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities		Other Non-current Assets		Other Non-current Liabilities
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Gross position	$36.2	$34.3	$(44.8)	$(48.8)	$36.0	$27.1	$(12.0)	$(17.2)
Impact of master netting agreements	(24.1)	(25.2)	24.1	25.2	—	(9.3)	—	9.3
Net amounts recognized on the Consolidated Balance Sheet	$12.1	$9.1	$(20.7)	$(23.6)	$36.0	$17.8	$(12.0)	$(7.9)

The following table details the effect of our derivative instruments on our Consolidated Statements of Operations.

	Amount of Gain (Loss) Recognized in
	Earnings on Derivatives
	Year Ended December 31,
(In millions)	2015	2014	2013
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts(1)	$9.6	$1.9	$2.7
Interest rate and currency swaps(2)	36.9	13.5	—
Treasury locks(3)	0.1	0.1	0.1
Sub-total cash flow hedges	46.6	15.5	2.8
Fair Value Hedges:
Interest rate swaps	0.4	1.8	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	32.0	0.4	(8.5)
Total	$79.0	$17.7	$(5.7)

(1)	Amounts recognized on the foreign currency forward contracts were included in other income (expense), net.

(2)

As of December 31, 2015, amounts recognized on the interest rate and currency swaps included a $42.9 million gain which offset a loss on the remeasurement of the hedged debt, which is included in other income (expense), net and interest expense of $6.0 million related to the hedge of the interest payments. As of December 31, 2014, amounts recognized on the interest rate and currency swaps included a $16.5 million gain which offset a loss on remeasurement of the hedged debt, which is included in other income (expense), net and interest expense of $3.0 million related to the hedge of interest payments.

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

	December 31, 2015
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$56.3	$48.3	$8.0	$—
Compensating balance deposits	$56.5	$56.5	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts	$(16.5)	$—	$(16.5)	$—
Interest rate and currency swaps	$44.0	$—	$44.0	$—
Cross-currency swaps	$(12.0)	$—	$(12.0)	$—

	December 31, 2014
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents(1)(2)	$28.5	$23.2	$5.3	$—
Compensating balance deposits(1)	$36.2	$36.2	$—	$—
Derivative financial instruments net asset (liability):
Foreign currency forward contracts	$(22.4)	$—	$(22.4)	$—
Interest rate and currency swaps	$17.8	$—	$17.8	$—

(1)

For the year ended December 31, 2014 we reclassified $36.2 million of deposits held as compensating balances for certain short-term borrowings from cash to other current and other non-current assets.  Refer to Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards,” under the heading “Reclassifications and Revisions” for additional details on this revision.

(2)	Within the fair value hierarchy, we reclassified $23.2 million of bank time deposits from Level 2 to Level 1. See below for additional disclosures on cash equivalents disclosed in the table above.

Cash Equivalents

Our cash equivalents at December 31, 2015 and 2014 consisted of commercial paper (fair value determined using Level 2 inputs) and bank time deposits (Level 1). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

Compensating Balance Deposits

We have compensating balance deposits related to certain short-term borrowings.  These represent bank certificates of deposits with maturities of greater than 3 months.

Derivative Financial Instruments

Our foreign currency forward contracts, foreign currency options, euro-denominated debt, interest rate and currency swaps and cross-currency swaps are recorded at fair value on our Consolidated Balance Sheets using a discounted cash flow analysis that incorporates observable market inputs.  These market inputs include foreign currency spot and forward rates, and various interest rate curves, and are obtained from pricing data quoted by various banks, third party sources and foreign currency dealers involving identical or comparable instruments (Level 2).

Counterparties to these foreign currency forward contracts are rated at least BBB+ by Standard & Poor’s and A3 by Moody’s. Credit ratings on some of our counterparties may change during the term of our financial instruments. We closely monitor our counterparties’ credit ratings and, if necessary, will make any appropriate changes to our financial instruments. The fair value generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date.

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

The table below shows the carrying amounts and estimated fair values of our total debt:

	December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Term Loan A Facility due July 2017	$249.8	$249.8	$249.7	$249.7
Term Loan A Facility due July 2019(1)	1,105.4	1,105.4	1,129.4	1,129.4
6.50% Senior Notes due December 2020	427.6	473.7	428.1	469.7
8.375% Senior Notes due September 2021	—	—	750.0	843.3
4.875% Senior Notes due December 2022	425.0	426.5	425.0	423.3
5.25% Senior Notes due April 2023	425.0	436.2	425.0	429.6
4.50% Senior Notes due September 2023(1)	437.3	452.7	—	—
5.125% Senior Notes due December 2024	425.0	427.6	425.0	428.5
5.50% Senior Notes due September 2025	400.0	410.2	—	—
6.875% Senior Notes due July 2033	448.7	462.7	448.7	462.9
Other foreign loans(1)	165.7	165.8	73.9	73.8
Other domestic loans	81.7	81.9	71.5	71.5
Total debt	$4,591.2	$4,692.5	$4,426.3	$4,581.7

(1)	Includes borrowings denominated in currencies other than U.S. dollars.

As of December 31, 2015, we did not have any non–financial assets and liabilities, aside from contingent consideration liabilities related to acquisitions and certain equity compensation, that were carried at fair value on a recurring basis in the Consolidated Financial Statements or for which a fair value measurement was required. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets and asset retirement obligations. Refer to Note 3 “Divestitures and Acquisitions” for information regarding contingent consideration and Note 18 “Stockholders’ Equity” for share based compensation.

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

Our contributions to our provisions for the profit sharing plan and retirement savings plans are charged to operations and amounted to $55 million in 2015, $50 million in 2014, and $51 million in 2013. In 2015, 0.8 million shares were contributed as part of our contribution to the profit sharing plan related to 2014; in 2014, 1.0 million shares were contributed as part of our contribution to the profit sharing plan related to 2013, and in 2013, 0.9 million shares were contributed as part of our contribution to the profit sharing plan related to 2012. These shares were issued out of treasury stock.

We have various international defined contribution benefit plans which cover certain employees. We have expanded use of these plans in select countries where they have been used to supplement or replace defined benefit plans.

Defined Benefit Pension Plans

We recognize the funded status of each defined pension benefit plan as the difference between the fair value of plan assets and the projected benefit obligation of the employee benefit plans in the Consolidated Balance Sheet, with a corresponding adjustment to accumulate other comprehensive loss, net of taxes. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability on our Consolidated Balance Sheet. Subsequent changes in the funded status are recorded in unrecognized pension items, a component of accumulated other comprehensive loss, that is included in total stockholders’ equity. The amount of unamortized pension items is recorded net of tax. The measurement date used to determine the projected benefit obligation and the fair value of plan assets is December 31.

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

The following table shows the components of our net periodic benefit cost for the three years ended December 31, for our pension plans charged to operations:

	Year Ended December 31,
(In millions)	2015	2014	2013
Net periodic benefit cost:
U.S. and international net periodic benefit (income) cost included in cost of sales	$(0.5)	$5.6	$5.8
U.S. and international net periodic benefit cost included in selling, general and administrative expenses	10.7	10.6	11.2
Total benefit cost	$10.2	$16.2	$17.0

The amount recorded in inventory for the year ended December 31, 2015, 2014 and 2013 was not material.

A number of our U.S. employees, including some employees who are covered by collective bargaining agreements, participate in defined benefit pension plans. Some of our international employees participate in defined benefit pension plans in their respective countries. The following table presents our funded status for 2015 and 2014 for our U.S. and international pension plans. The measurement date used to determine benefit obligations is December 31 for all material plans (November 30 for non-material plans). The measurement date used to determine plan assets is December 31 for all plans:

	December 31,			December 31,
	2015			2014
(In millions)	U.S.	International	Total	U.S.	International	Total
Change in benefit obligation:
Projected benefit obligation at beginning of period	$221.4	$1,148.1	$1,369.5	$192.2	$1,070.4	$1,262.6
Service cost	0.7	10.6	11.3	1.1	8.9	10.0
Interest cost	8.6	29.0	37.6	8.7	39.3	48.0
Actuarial loss (gain)	(3.5)	15.2	11.7	31.4	186.5	217.9
Settlement/curtailment	(4.9)	(6.5)	(11.4)	—	(9.6)	(9.6)
Benefits paid	(13.7)	(34.5)	(48.2)	(12.0)	(36.6)	(48.6)
Employee contributions	—	3.5	3.5	—	3.4	3.4
Other(1)	6.4	27.1	33.5	—	0.3	0.3
Foreign exchange impact	—	(88.0)	(88.0)	—	(114.5)	(114.5)
Projected benefit obligation at end of period	215.0	1,104.5	1,319.5	221.4	1,148.1	1,369.5
Change in plan assets:
Fair value of plan assets at beginning of period	181.6	862.4	1,044.0	177.4	845.8	1,023.2
Actual return on plan assets	(5.6)	20.0	14.4	14.4	106.7	121.1
Employer contributions	0.5	28.2	28.7	2.6	33.5	36.1
Employee contributions	—	3.5	3.5	—	3.4	3.4
Benefits paid	(13.7)	(34.5)	(48.2)	(12.0)	(36.6)	(48.6)
Settlement/curtailment	(5.9)	(2.3)	(8.2)	—	(9.6)	(9.6)
Other	(0.2)	(1.9)	(2.1)	(0.8)	2.6	1.8
Foreign exchange impact	—	(62.1)	(62.1)	—	(83.4)	(83.4)
Fair value of plan assets at end of period	156.7	813.3	970.0	181.6	862.4	1,044.0
Underfunded status at end of year	$(58.3)	$(291.2)	$(349.5)	$(39.8)	$(285.7)	$(325.5)
Accumulated benefit obligation at end of year	$210.4	$1,065.6	$1,276.0	$218.0	$1,096.6	$1,314.6

(1)	Other changes in the benefit obligation as of December 31, 2015 included the addition of the French plans of $27.3 million which were not included in our valuation in prior years.

Amounts included in the Consolidated Balance Sheet consisted of:

	December 31,			December 31,
	2015			2014
(In millions)	U.S.	International	Total	U.S.	International	Total
Other assets	$—	$33.7	$33.7	$—	$25.0	$25.0
Other current liabilities	—	(4.0)	(4.0)	—	(4.1)	(4.1)
Other liabilities	(58.3)	(319.8)	(378.1)	(39.8)	(306.6)	(346.4)
Net amount recognized	$(58.3)	$(290.1)	$(348.4)	$(39.8)	$(285.7)	$(325.5)

The following table shows the components of our net periodic benefit cost (income) for the three years ended December 31, for our pension plans charged to operations:

	December 31,			December 31,			December 31,
	2015			2014			2013
(In millions)	U.S.	International	Total	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost or (income):
Service cost	$0.7	$10.6	$11.3	$1.1	$8.9	$10.0	$1.3	$11.0	$12.3
Interest cost	8.6	29.0	37.6	8.7	39.3	48.0	7.9	35.5	43.4
Expected return on plan assets	(11.4)	(39.3)	(50.7)	(11.2)	(42.9)	(54.1)	(11.1)	(38.1)	(49.2)
Amortization of net prior service cost	—	0.1	0.1	—	0.1	0.1	0.2	0.2	0.4
Amortization of net actuarial loss	1.8	8.9	10.7	0.8	9.1	9.9	2.2	7.8	10.0
Net periodic benefit cost (income)	(0.3)	9.3	9.0	(0.6)	14.5	13.9	0.5	16.4	16.9
Cost (income) of settlement/curtailment	1.6	(0.4)	1.2	—	2.3	2.3	(0.7)	0.8	0.1
Total benefit cost (income)	$1.3	$8.9	$10.2	$(0.6)	$16.8	$16.2	$(0.2)	$17.2	$17.0

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2015 and 2014 are:

	December 31,			December 31,
	2015			2014
(In millions)	U.S.	International	Total	U.S.	International	Total
Unrecognized prior service costs	$—	$0.1	$0.1	$—	$0.5	$0.5
Unrecognized net actuarial loss	40.9	321.2	362.1	29.7	299.1	328.8
Total	$40.9	$321.3	$362.2	$29.7	$299.6	$329.3

Changes in plan assets and benefit obligations recognized in other comprehensive loss (income) at December 31, 2015 and 2014 were as follows:

	December 31,			December 31,
	2015			2014
(In millions)	U.S.	International	Total	U.S.	International	Total
Current year actuarial (gain) loss	$14.6	$30.2	$44.8	$28.3	$119.0	$147.3
Amortization of actuarial loss	(1.7)	(8.9)	(10.6)	(0.8)	(9.1)	(9.9)
Amortization of prior service cost	—	(0.1)	(0.1)	(0.1)	—	(0.1)
Settlement/curtailment (gain) loss	(1.6)	0.4	(1.2)	—	(2.3)	(2.3)
Total recognized in other comprehensive loss	$11.3	$21.6	$32.9	$27.4	$107.6	$135.0

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the year ended December 31, 2016 are as follows:

	Year ended
	2015
(In millions)	U.S.	International	Total
Unrecognized prior service costs	$—	$0.2	$0.2
Unrecognized net actuarial loss	1.9	8.9	10.8
Total	$1.9	$9.1	$11.0

Information for plans with accumulated benefit obligations in excess of plan assets as of December 31, 2015 and 2014 are as follows:

	December 31,			December 31,
	2015			2014
(In millions)	U.S.	International	Total	U.S.	International	Total
Accumulated benefit obligation	$210.4	$751.4	$961.8	$218.0	$908.3	$1,126.3
Fair value of plan assets	156.7	458.3	615.0	181.6	643.8	825.4

Actuarial Assumptions

Weighted average assumptions used to determine benefit obligations at December 31, 2015 and 2014 were as follows:

	December 31,		December 31,
	2015		2014
(In millions)	U.S.	International	U.S.	International
Benefit obligations
Discount rate	4.3%	2.6%	3.9%	2.7%
Rate of compensation increase	3.0%	2.5%	3.0%	2.7%

Weighted average assumptions used to determine net periodic benefit cost for the three years ended December 31, were as follows:

	December 31,		December 31,		December 31,
	2015		2014		2013
(In millions)	U.S.	International	U.S.	International	U.S.	International
Net periodic benefit cost
Discount rate	3.9%	2.7%	4.6%	3.8%	3.8%	3.7%
Expected long-term rate of return	6.5%	4.9%	6.5%	5.2%	6.5%	5.0%
Rate of compensation increase	3.0%	2.7%	3.0%	2.9%	3.5%	2.8%

Effective December 31, 2015, the Company changed the approach used to calculate the service and interest components of net periodic benefit cost for certain of its International and U.S. benefit plans to provide a more precise measurement of service and interest costs.  The change was applied to plans in countries where the benefit obligation was approximately $50 million or higher, and for which a yield curve is used to measure the benefit obligation.  Historically, the Company calculated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.  Going forward, the Company has elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period.  Based on current economic conditions, the Company estimates that the service cost and interest cost for these benefit plans will be reduced by approximately $4 million in 2016.  The Company has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly has accounted for it prospectively.

In 2015, we adopted the Society of Actuaries Retirement Plan 2015 (RP-2015) table with Mortality Projection 2015 (MP-2015) improvement scale for all of our U.S. plans.

Estimated Future Benefit Payments

We expect the following estimated future benefit payments, which reflect expected future service as appropriate, to be paid in the years indicated:

	Amount
(In millions)	U.S.	International	Total
Year
2016	$14.4	$33.8	$48.2
2017	13.8	32.7	46.5
2018	14.5	33.7	48.2
2019	14.3	34.9	49.2
2020	13.4	36.4	49.8
Thereafter	69.0	207.9	276.9
Total	$139.4	$379.4	$518.8

Plan Assets

We review the expected long-term rate of return on plan assets annually, taking into consideration our asset allocation, historical returns, and the current economic environment. The expected return on plan assets is calculated based on the fair value of plan assets at year end. To determine the expected return on plan assets, expected cash flows have been taken into account.

Our long-term objectives for plan investments are to ensure that (a) there is an adequate level of assets to support benefit obligations to participants over the life of the plans, (b) there is sufficient liquidity in plan assets to cover current benefit obligations, and (c) there is a high level of investment return consistent with a prudent level of investment risk. The investment strategy is focused on a long-term total return in excess of a pure fixed income strategy with short-term volatility less than that of a pure equity strategy. To accomplish this objective, we invest assets primarily in a diversified mix of equity and fixed income investments. For U.S. plans, the target asset allocation will typically be 40-50% in equity securities, with a maximum equity allocation of 70%, and 50-60% in fixed income securities, with a minimum fixed income allocation of 30% including cash.

The fair values of our U.S. and international pension plan assets, by asset category and by the level of fair values are as follows:

	2015				2014
	Total				Total
(In millions)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents(1)	$6.3	$2.1	$4.2	$—	$9.6	$4.8	$4.8	$—
Fixed income funds(2)	440.8	—	440.8	—	495.2	—	495.2	—
Equity funds(3)	380.0	—	380.0	—	392.8	—	392.8	—
Other(4)	142.9	—	26.0	116.9	146.4	—	23.2	123.2
Total	$970.0	$2.1	$851.0	$116.9	$1,044.0	$4.8	$916.0	$123.2

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

The following table shows the activity of our U.S. and international plan assets, which are measured at fair value using Level 3 inputs.

	December 31,	December 31,
(In millions)	2015	2014
Balance at beginning of period	$123.2	$87.5
Gains on assets still held at end of year	6.1	5.3
Purchases, sales, issuance, and settlements	(1.1)	10.5
Transfers in and/or out of Level 3	(4.9)	31.3
Foreign exchange (loss)/gain	(6.4)	(11.4)
Balance at end of period	$116.9	$123.2

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

Contributions made by us, net of Medicare Part D subsidies received in the U.S., are reported below as benefits paid. We may change the benefits at any time. We have elected to amortize the transition obligation over a 20-year period. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans, follows:

	December 31,	December 31,
(In millions)	2015	2014
Change in benefit obligations:
Benefit obligation at beginning of period	$79.8	$73.1
Service cost	0.9	0.8
Interest cost	3.0	3.2
Actuarial loss (gain)	(4.7)	7.2
Benefits paid, net	(4.1)	(4.2)
Loss due to exchange rate movements	(0.6)	(0.5)
Plan amendments	(8.5)	0.2
Benefit obligation at end of period	$65.8	$79.8
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	4.1	4.2
Benefits paid, net	(4.1)	(4.2)
Fair value of plan assets at end of period	$—	$—
Net amount recognized:
Underfunded status	$(65.8)	$(79.8)
Accumulated benefit obligation at end of year	$52.7	$61.6
Net amount recognized in consolidated balance sheets consists of:
Current liability	(5.1)	(5.3)
Noncurrent liability	(60.7)	(74.5)
Net amount recognized	$(65.8)	$(79.8)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$8.6	$13.8
Prior service credit	(17.6)	(11.2)
Total	$(9.0)	$2.6

The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 4.0% at December 31, 2015 and 3.9% at December 31, 2014. The components of net periodic benefit cost for the three years ended December 31 were as follows:

(In millions)	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$0.9	$0.8	$0.9
Interest cost	3.0	3.2	3.0
Amortization of net loss	0.4	0.1	0.4
Amortization of prior service credit	(0.8)	(0.7)	(0.7)
Net periodic benefit cost	$3.5	$3.4	$3.6

The amounts in accumulated other comprehensive loss at December 31, 2015 that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (in millions):

December 31,
(In millions)	2016
Unrecognized prior service costs	$(1.5)
Unrecognized net actuarial loss	0.1
Total	(1.4)

Healthcare Cost Trend Rates

For the year ended December 31, 2015, healthcare cost trend rates were assumed to be 4.0% for the Belgian plan, 6.5% for the U.S. plan in 2015 and decreasing to 5.0% by 2022, and 6.0% for the Canada plan in 2015 decreasing to 5.0% by 2018. The assumed healthcare cost trend rate has an effect on the amounts reported for the healthcare plans. A one percentage point change on assumed healthcare cost trend rates would have the following effect for the year ended December 31, 2015 (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$0.2	$(0.1)
Effect on post-retirement benefit obligation	3.5	(0.3)

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

Expected post-retirement benefits (net of Medicare Part D subsidies) for each of the next five years and succeeding five years are as follows (in millions):

Year	Amount
2016	$5.2
2017	5.1
2018	5.0
2019	5.0
2020	5.1
Thereafter	21.6
Total	$47.0

Note 16 Income Taxes

The components of earnings (loss) from continuing operations before income tax provision were as follows:

	Year Ended December 31,
(In millions)	2015	2014	2013
Domestic	$102.8	$(62.2)	$(92.6)
Foreign	323.1	329.4	272.8
Total	$425.9	$267.2	$180.2

The components of our income tax provision (benefit) were as follows:

	Year Ended December 31,
(In millions)	2015	2014	2013
Current tax expense (benefit):
Federal	$6.3	$(216.0)	$(4.3)
State and local	7.3	0.2	(3.9)
Foreign	99.5	78.7	89.3
Total current expense (benefit)	113.1	(137.1)	81.1
Deferred tax expense (benefit) :
Federal	(35.7)	176.8	4.2
State and local	10.9	(27.2)	10.4
Foreign	2.2	(3.4)	(10.8)
Total deferred tax expense (benefit)	(22.6)	146.2	3.8
Total income tax provision	$90.5	$9.1	$84.9

The Company’s income taxes payable have been reduced by the tax benefits from employee stock plan awards. The excess tax benefit recorded as an increase to additional paid-in capital was $13 million in 2015 and less than $1 million in 2014 and 2013.

Deferred tax assets (liabilities) consist of the following:

	December 31,	December 31,
(In millions)	2015	2014
Restructuring reserves	$9.1	$4.7
Accruals not yet deductible for tax purposes	45.6	56.5
Net operating loss carry forwards	250.1	291.1
Foreign, federal and state credits and investment tax allowances	162.2	109.3
Employee benefit items	166.5	163.8
Other	37.5	44.1
Gross deferred tax assets	671.0	669.5
Valuation allowance	(257.4)	(227.8)
Total deferred tax assets	413.6	441.7
Depreciation and amortization	(30.3)	(40.0)
Unremitted foreign earnings	(44.1)	(130.0)
Intangibles	(209.6)	(214.2)
Other	—	(11.7)
Total deferred tax liabilities	(284.0)	(395.9)
Net deferred tax assets	$129.6	$45.8

The increase in net deferred tax assets is primarily attributable to the decrease in the liability on unremitted earnings and the recognition of foreign tax credits, partially offset by a decrease in the net operating loss asset.

The unremitted foreign earnings liability decreased due to the Company’s ability to recognize the benefits of foreign tax credits associated with repatriated earnings.

The net operating loss carryforwards decreased as a result of the domestic prior year taxable  income adjustment from the OFL recapture, offset in part by an increase in foreign net operating losses.

The Company’s foreign tax credits increased as a result of the ability to utilize favorable tax attributes which allows for realization of foreign tax credits.

We have concluded that it is more likely than not that we will realize the majority of deferred tax assets at December 31, 2015.  In assessing the need for a valuation allowance, we estimate future reversals of existing temporary differences, future taxable earnings, taxable income in carryback periods and tax planning strategies to determine which deferred tax assets are more likely than not to be realized in the future. Changes to tax laws, statutory tax rates and future taxable earnings can have an impact on valuation allowances related to deferred tax assets.

A valuation allowance has been provided based on the uncertainty of utilizing the tax benefits related to the following deferred tax assets:

●	$162 million of foreign net operating losses;
●	$16 million of foreign credits;
●	$12 million of foreign accruals and employee benefit items;
●	$53 million of state net operating loss carry forwards; and
●	$14 million of state tax credits.

For the year ended December 31, 2015, the valuation allowance increased by $30  million. The increase is primarily related to recording additional valuation allowance on certain foreign and state net operating losses partially offset by a decrease of $58 million primarily based on the expectation that the Company will realize the majority of its foreign tax credits. The ability to realize additional foreign tax credits is attributable to the existence of a tax attribute generated in prior years which allows for foreign tax credit utilization and a decrease in the 2014 net operating loss related to provision to return adjustments. Included in the $58 million valuation allowance decrease is $29 million of foreign tax credits recognized as a result of the reserve on a portion of the Settlement Agreement payment. A valuation allowance for state net operating losses included approximately $5 million that upon reversal would be recorded as a credit to additional paid in capital.

As of December 31, 2015, we have foreign net operating loss carry forwards of $800 million expiring in years beginning  in 2016 with the majority of losses  having  an unlimited carryover.  The state net operating loss carryforwards totaling $1.5 billion expire in various amounts over one to 20 years.

As of December 31, 2015, we have foreign and federal foreign tax credit carry forwards and investment allowances totaling $199 million that expire in calendar year 2016 through 2035.  $67 million of foreign tax credits will expire in 2016 if not utilized; we have provided a valuation allowance for the portion of credits expected to expire unutilized.  We have $22 million of state credit carryovers expiring in 2016 – 2035.  We have provided a full valuation allowance on the state credits.

The Company has provided a $44 million deferred tax liability for unremitted foreign earnings, which is net of foreign tax credits of approximately $124 million.  The liability relates to approximately $1.5 billion of our foreign subsidiaries’ accumulated earnings that the Company plans to repatriate.

The Company has not recorded a deferred tax liability related to the federal and state income taxes and foreign withholding taxes on approximately $5.1 billion of undistributed earnings of certain foreign subsidiaries indefinitely reinvested. Upon repatriation of those earnings the Company could be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability.

We recorded an excess tax benefit of $46 million as an out of period adjustment in December 2015 and $38 million in December 2014 related to shares of Common Stock issued in the Settlement agreement.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35%)  to income before provision for income taxes, is as follows (dollars in millions):

	Year Ended December 31,
	2015		2014		2013
Computed expected tax	$149.1	35.0%	$93.5	35.0%	$63.0	35.0%
State income taxes, net of federal tax benefit	5.2	1.2%	(5.7)	(2.1)%	(2.2)	(1.2)%
Foreign earnings taxed at lower rates	(21.8)	(5.1)%	(35.2)	(13.2)%	(15.9)	(8.8)%
U.S. tax on foreign earnings	12.1	2.8%	10.5	3.9%	8.6	4.8%
Foreign tax credits	(54.4)	(12.8)%	—	(—)%	—	(—)%
Unremitted foreign earnings	(86.0)	(20.2)%	(5.2)	(1.9)%	—	(—)%
Overall foreign loss recapture	67.9	16.0%	—	(—)%	—	(—)%
Net change in valuation allowance	(58.2)	(13.7)%	(13.2)	(4.9)%	40.3	22.4%
Net change in unrecognized tax benefits	56.8	13.3%	(23.4)	(8.8)%	3.6	2.0%
Reorganization tax benefit	—	(—)%	(2.2)	(0.9)%	(12.0)	(6.7)%
Other	19.8	4.7%	(10.0)	(3.7)%	(0.5)	(0.3)%
Effective income tax rate	$90.5	21.2%	$9.1	3.4%	$84.9	47.1%

The primary adjustments to the statutory rate in 2015 were the following items:

●

decrease in tax expense related to unremitted earnings based on the Company’s ability to repatriate earnings in a tax efficient manner and utilize foreign tax credits against the expected U.S liability

●	net benefit for reduction in valuation allowance primarily based on management’s expectation that the majority of the foreign tax credits will be utilized
●	benefit of recording foreign tax credits including a benefit for 2014 credits originally deducted but now planned to directly reduce the U.S tax liability
●	increase in tax expense for recapture of the 2014 OFL in the U.S. in connection with the 2014 reorganization
●	increase in tax expense for reserve established in connection with Settlement payment offset by reductions in reserves for lapses in statute of limitations.

Tax expense for 2015 includes an $11 million benefit from adjustments that would appropriately be recorded in a prior period, but which management has determined are not material to the financial statements and therefore included in current year.  These items include income from OFL recapture, benefit from recognition of foreign tax credits, deferred tax adjustments and additional domestic taxable income from foreign sources.

Unrecognized Tax Benefits

We are providing the following disclosures related to our unrecognized tax benefits and the effect on our effective income tax rate if recognized (in millions):

	Year Ended December 31,
	2015	2014	2013
Beginning balance of unrecognized tax benefits	$188.9	$221.9	$233.2
Additions for tax positions of current year	3.1	5.2	7.5
Additions for tax positions of prior years	111.9	7.7	5.0
Reductions for tax positions of prior years	(64.8)	(45.9)	(23.8)
Ending balance of unrecognized tax benefits	$239.1	$188.9	$221.9

In 2015, we increased our unrecognized tax benefit by $50 million, primarily related to the recording of a reserve related to the Settlement payment which was partially offset by the release of $58 million of tax reserves for which the statute of limitations has expired and were primarily recorded at the time of the Diversey Holdings, Inc. acquisition. The decrease in unrecognized tax benefits in 2014 was primarily due to a release of reserves in connection with funding the Settlement agreement, an amnesty program available in a foreign jurisdiction and approximately $6 million of payments made in connection with that program.

If the unrecognized tax benefits at December 31, 2015 were recognized, our income tax provision would decrease by $204 million, resulting in a substantially lower effective tax rate.   Based on the potential outcome of the Company’s global tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits will change within the next 12 months. The associated impact on the reserve balance is estimated to be a decrease in the range of $0 to $48 million.

We recognize interest and penalties related to unrecognized tax benefits in income tax provision in the Consolidated Statements of Operations. We had a liability of approximately of$29 million (of which $10 million represents penalties) at December 31, 2015 for the payment of interest and penalties (before any tax benefit), a liability of $29 million (of which $11 million represents penalties) at December 31, 2014 and a liability of approximately $27 million (of which $12 million represents penalties) at December 31, 2013.  In 2015, there was a negligible change in interest and penalties in the tax accruals for uncertainties in prior years. In 2014 and 2013, interest and penalties of $4 million and $5 million respectively were reversed in connection with the related tax accruals for uncertainties in prior years.

Income Tax Returns

The Internal Revenue Service (the “Service”) has concluded its examination of the legacy Sealed Air U.S. federal income tax returns for all years through 2008, except 2007 remains open to the extent of a capital loss carryback. The Service is currently auditing the 2007 and 2010 consolidated U.S. federal income tax returns of legacy Sealed Air.  We are also under examination by the IRS with respect to the Settlement agreement deduction in 2014.   The outcome of the negotiations may affect the utilization of certain tax attributes and require us to return a portion of the refund.

State income tax returns are generally subject to examination for a period of three to five years after their filing date. We have various state income tax returns in the process of examination, and are open to examination for periods after 2002.

Our foreign income tax returns are under examination in various jurisdictions in which we conduct business. Income tax returns in foreign jurisdictions have statutes of limitations generally ranging from three to five years after their filing date and except where still under examination or where we are litigating, we have generally concluded all other income tax matters globally for years through 2007.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

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

We are currently under examination by the IRS with respect to the deduction of the approximately $1.49 billion for the payments made pursuant to the Settlement agreement.  The IRS has indicated that it intends to disallow this deduction in full.  We strongly disagree with the IRS position and, at such time as the IRS finishes its examination of this item, intend to file a protest of this finding with the Office of Appeals of the IRS.  The resolution of the IRS's challenge could take several years and the outcome cannot be predicted.  Nevertheless, we believe that we have meritorious defenses for the deduction of the payments made pursuant to the Settlement agreement.  If the IRS's disallowance of the deduction were sustained, in whole or in part, we would have to remit all or a portion of the refund of taxes previously received and such disallowance could adversely affect the utilization of certain of our tax attributes.

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

Since the beginning of 2000, we have been served with a number of lawsuits alleging that, as a result of the Cryovac transaction, we were responsible for alleged asbestos liabilities of Grace and its subsidiaries, some of which were also named as co-defendants in some of these actions.  Among these lawsuits were several purported class actions and a number of personal injury lawsuits. Some plaintiffs sought damages for personal injury or wrongful death, while others sought medical monitoring, environmental remediation or remedies related to an attic insulation product. Neither the former Sealed Air Corporation nor Cryovac, Inc. ever produced or sold any of the asbestos-containing materials that were the subjects of these cases. While the allegations in these actions directed to us varied, these actions all appeared to allege that the transfer of the Cryovac business as part of the Cryovac transaction was a fraudulent transfer or gave rise to successor liability. In the Joint Proxy Statement furnished to their respective stockholders in connection with the Cryovac transaction, both parties to the transaction stated their belief that none of the transfers contemplated to occur in the Cryovac transaction would be fraudulent transfers and the parties’ belief that the Cryovac transaction complied with other relevant laws. However, if a court applying the relevant legal standards had reached conclusions adverse to us, these determinations could have had a materially adverse effect on our consolidated financial condition and results of operations, and we could have been required to return the property or its value to the transferor or to fund liabilities of Grace or its subsidiaries for the benefit of their creditors, including asbestos claimants.  None of these cases reached resolution through judgment, settlement or otherwise. We signed the Settlement agreement, described below, that provided for the resolution of these claims. Moreover, as discussed below, Grace’s Chapter 11 bankruptcy proceeding stayed all of these cases and the orders confirming Grace’s plan of reorganization enjoined parties from prosecuting Grace-related asbestos claims against the Company. We signed the Settlement agreement, described below, that provided for the resolution of these claims.

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

As described above, the PI Settlement Plan became effective on February 3, 2014. In accordance with the above-mentioned December 31, 2009 order of the Canadian court, on the Effective Date the actions became permanently stayed until they are amended to remove the Grace parties as named defendants. The above-mentioned actions in the Manitoba Court of Queen’s Bench were dismissed by the Manitoba court as against the Grace parties on February 19, 2014.  The remaining actions were either dismissed or discontinued with prejudice by the Canadian courts as against the Grace parties in May and June 2015, but for two actions in the Province of Quebec, for which motions to dismiss are pending.  Although we believe the possibility to be remote, if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then we could be required to pay substantial damages, which we cannot estimate at this time and which could have a material adverse effect on our consolidated financial condition and results of operations.

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

Development Grant Matter

On May 25, 2010, one of our Italian subsidiaries received a demand from the Italian Ministry of Economic Development (the “Ministry”) for the total repayment of grant monies paid to two of our former subsidiaries in the amount of €5 million plus interest. The grant monies had previously been certified as payable by the Italian authorities and the grant process was finalized and closed in 2006. We acquired the former subsidiaries in September 2001 as part of an acquisition. The substance of the repayment demand is that the former owners of the subsidiaries made fraudulent claims and used fraudulent documents to support their grant application prior to our acquisition. There is no suggestion that we or our Italian subsidiary were directly involved in the grant process, but the Ministry is seeking repayment from our Italian subsidiary given our capacity as purchaser of the two companies. Our Italian subsidiary submitted a total denial of liability in regard to this matter on June 30, 2010. A hearing on the merits was held on July 3, 2014 and in mid-September; our subsidiary was advised that the demand for repayment of €10 million was upheld. Accordingly, we recorded a current liability and corresponding charge of $14 million related to this matter in 2014. The liability ($11 million equivalent at December 31, 2015 with accrued interest) is included in other current liabilities in the Consolidated Balance Sheet and the charge is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The charge is treated as a special item and included in Corporate in the “Other” category for segment reporting purposes.  In mid-December, 2014 we learned our application to suspend enforcement of the judgment pending appeal had been declined. A final hearing on the merits is expected to be heard in two to three years.

Other Principal Contractual Obligations

At December 31, 2015, we had other principal contractual obligations, which included agreements to purchase an estimated amount of goods, including raw materials, or services in the normal course of business, aggregating to approximately $416 million. The estimated future cash outlays are as follows:

Year	Amount (in millions)
2016	$223.1
2017	95.4
2018	60.3
2019	25.6
2020	10.7
Thereafter	1.0
Total	$416.1

Leases

We are obligated under the terms of various leases covering primarily warehouse and office facilities and production equipment, as well as smaller manufacturing sites that we occupy. We account for the majority of our leases as operating leases, which may include purchase or renewal options. At December 31, 2015, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

Year	Amount (in millions)
2016	$50.4
2017	34.8
2018	22.0
2019	14.3
2020	7.7
Thereafter	11.3
Total	$140.5

Net rental expense was $62 million in 2015, $71 million in 2014 and $79 million in 2013.

Note 18 Stockholders’ Equity

Repurchase of Common Stock

On July 9, 2015, our Board of Directors authorized a repurchase program of up to $1.5 billion of the Company’s common stock, reflecting its commitment to return value to shareholders. The repurchase program has no expiration date and replaced the previously authorized program, which was terminated.  See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for further information.  This program replaced our prior share repurchase program, approved by our Board of Directors in August 2007, authorizing us to repurchase in the aggregate up to 20 million shares of our outstanding common stock.

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

Also during 2015, we repurchased 9,804,934 shares for approximately $478 million. These repurchases were made under privately negotiated or open market transactions in accordance with Rule 10b5-1 of the Securities Act of 1933, as amended, and pursuant to the share repurchase program previously approved by our Board of Directors.

Total shares repurchased by the Company in 2015 under the programs described above were approximately 16.1 million shares for approximately $802 million.

Dividends

The following table shows our total cash dividends paid in the three years ended December 31:

		Total Cash Dividends
(In millions, except per share amounts)	Total Cash Dividends Paid	Paid Per Common Share
2013	$102.0	$0.52
2014	110.9	0.52
2015	106.8	0.52
Total	$319.7

On February 17, 2016, our Board of Directors declared a quarterly cash dividend of $0.13 per common share payable on March 18, 2016 to stockholders of record at the close of business on March 4, 2016. The estimated amount of this dividend payment is $25 million based on 196 million shares of our common stock issued and outstanding as of January 31, 2016.

The dividend payments discussed above are recorded as reductions to cash and cash equivalents and retained earnings on our Consolidated Balance Sheet. Our credit facility and our notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial condition and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.

Common Stock

The following is a summary of changes during the three years ended December 31, 2015 in shares of our common stock and common stock in treasury:

	2015	2014	2013
Changes in common stock:
Number of shares, beginning of year	224,683,653	205,707,580	204,660,621
Shares issued for Grace Settlement	—	18,000,000	—
Restricted stock shares issued for new awards under the Omnibus Incentive Plan and 2005 Contingent Stock Plan	419,844	572,089	398,230
Restricted stock shares, forfeited	(185,056)	—	—
Shares issued for vested restricted stock units	172,071	136,197	98,550
Shares issued for 2012 Three-Year PSU Awards	442,985	—	—
Shares issued for 2011 Three-Year PSU Awards	—	145,597	—
Shares issued for 2010 Three-year PSU Awards	—	—	472,865
Shares issued for SLO awards	71,893	101,062	51,321
Shares granted and issued under the Omnibus Incentive Plan and Directors Stock Plan to Directors	20,246	21,128	25,993
Number of shares issued, end of year	225,625,636	224,683,653	205,707,580
Changes in common stock in treasury:
Number of shares held, beginning of year	14,151,759	9,508,908	10,102,952
Repurchase of common stock	16,123,111	5,427,432	—
Profit sharing contribution paid in stock	(787,463)	(965,238)	(857,754)
Restricted stock share forfeitures transferred to Omnibus Incentive Plan Reserve	(75,638)	—	—
Restricted stock shares, forfeited	—	106,220	40,100
Shares withheld for taxes	200,568	74,437	223,610
Number of shares held, end of year	29,612,337	14,151,759	9,508,908
Number of common stock outstanding, end of year	196,013,299	210,531,894	196,198,672

Share-Based Compensation

In 2014, the Board of Directors adopted, and its stockholders approved, the 2014 Omnibus Incentive Plan (“Omnibus Incentive Plan”). Under the Omnibus Incentive Plan, the maximum number of shares of Common Stock authorized was 4,250,000, plus total shares available to be issued as of May 22, 2014 under the 2002 Directors Stock Plan and the 2005 Contingent Stock Plan (collectively, the “Predecessor Plans”). The Omnibus Incentive Plan replaced the Predecessor Plans and no further awards were granted under the Predecessor Plans. The Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share units known as PSU awards, other stock awards and cash awards to officers, non-employee directors, key employees, consultants and advisors.

Prior to the Omnibus Incentive Plan, the 2005 Contingent Stock Plan represented our sole long-term equity compensation program for officers and employees. The 2005 Contingent Stock Plan provided for awards of equity-based compensation, including restricted stock, restricted stock units, PSU awards and cash awards measured by share price, to our executive officers and other key employees, as well as U.S.-based key consultants. Prior to the Omnibus Incentive Plan, the 2002 Directors Stock Plan provided for annual grants of shares to non-employee directors, and interim grants of shares to eligible directors elected at times other than at an annual meeting, as all or part of the annual or interim retainer fees for non-employee directors. During 2002, we adopted a plan that permitted non-employee directors to elect to defer all or part of their annual retainer until the non-employee director retires from the Board of Directors. The non-employee director could elect to defer the portion of the annual retainer payable in shares of stock, as well as the portion, if any, payable in cash. Cash dividends on deferred shares are reinvested into additional deferred units in each non-employee director’s account.

A summary of the changes in common shares available for awards under the Omnibus Incentive Plan and Predecessor Plans follows:

	2015	2014	2013
Number of shares available, beginning of year	8,775,994	5,676,699	6,588,352
Newly registered shares under Omnibus Incentive Plan	—	4,250,000	—
Restricted stock shares issued for new awards under the Omnibus Incentive Plan and 2005 Contingent Stock Plan	(419,844)	(572,089)	(398,230)
Restricted stock shares forfeited	185,056	106,220	40,100
Restricted stock units awarded	(300,085)	(431,987)	(187,595)
Restricted stock units forfeited	38,100	9,800	3,500
Shares issued for 2012 Three-year PSU Awards	(442,985)	—	—
Shares issued for 2011 Three-year PSU Awards	—	(145,597)	—
Shares issued for 2010 Three-year PSU Awards	—	—	(472,865)
Restricted stock shares issued for SLO awards	—	(96,773)	(21,505)
Restricted stock units awarded for SLO awards	(134,078)	(48,528)	(51,033)
SLO units forfeited	13,752	—	—
Director shares granted and issued	(20,246)	(21,128)	(25,993)
Director units granted and deferred	(925)	(20,444)	(21,642)
Shares withheld for taxes(1)	—	69,821	223,610
Number of shares available, end of year (2)	7,694,739	8,775,994	5,676,699

(1)

The Omnibus Incentive Plan and 2005 Contingent Stock Plan permit “minimum” withholding of taxes and other charges that may be required by law to be paid attributable to awards by withholding a portion of the shares attributable to such awards.

(2)

The above table excludes approximately 4.1 million of contingently issuable shares under the PSU awards and SLO awards, which represents the maximum number of shares that could be issued under those plans as of December 31, 2015.

We record share-based incentive compensation expense in selling, general and administrative expenses and cost of sales on our Consolidated Statements of Operations for both equity-classified awards and liability-classified awards. We record corresponding credit to additional paid-in capital within stockholders’ equity for equity-classified awards, and to either current or non-current liability for liability-classified awards based on the fair value of the share-based incentive compensation awards at the date of grant. Total expense for the liability-classified awards continues to be remeasured to fair value at the end of each reporting period. We recognize an expense or credit reflecting the straight-line recognition, net of estimated forfeitures, of the expected cost of the program. The number of PSUs earned may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met.

The following table summarizes the Company’s pre-tax share-based incentive compensation expense and related income tax benefit for the years ended December 31, 2015, 2014 and 2013 related to the Company’s PSU awards, SLO awards and restricted stock awards.

(in millions)	2015	2014	2013
2015 Three-year PSU Awards	$4.7	$—	$—
2014 Special PSU Awards	15.7	11.8	—
2014 Three-year PSU Awards	7.0	6.8	—
2013 Three-year PSU Awards	4.7	8.2	4.4
2012 Three-year PSU Awards	—	1.8	2.4
2011 Three-year PSU Awards	—	—	(1.2)
2010 Three-year PSU Awards	—	—	0.1
2013 WVH Incentive Compensation(1)	—	1.3	2.5
2012 President & COO Four-year Incentive Compensation(2)	0.3	0.4	0.6
SLO awards	3.7	4.6	2.8
Other long-term share-based incentive compensation programs(3)	25.1	19.2	12.5
Total share-based incentive compensation expense(4)	$61.2	$54.1	$24.1
Associated tax benefits recognized	$18.6	$15.7	$7.8

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

(2)	The amount includes only the two initial equity awards. See below for further detail.
(3)	The amount includes the expenses associated with the restricted stock awards consisting of restricted stock shares, restricted stock units and cash-settled restricted stock unit awards.
(4)

The amounts do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock as these contributions are not considered share-based incentive compensation.

Restricted Stock, Restricted Stock Units and Cash-Settled Restricted Stock Unit Awards

Restricted stock, restricted stock unit and cash-settled restricted stock unit awards (cash payment in an amount equal to the value of the shares on the vesting date) provide for a vesting period. Awards vest earlier in the event of the participant’s death or disability. If a participant terminates employment prior to vesting, then the award of restricted stock, restricted stock units or cash-settled restricted stock unit awards is forfeited, except for certain circumstances following a change in control. The Compensation Committee may waive the forfeiture of all or a portion of an award. During the vesting period, holders of unvested shares of restricted stock (but not holders of unvested shares of restricted stock units or cash-settled restricted stock unit awards) are entitled to receive dividends on the same basis as dividends are paid to other stockholders and are entitled to vote the unvested shares.

The following table summarizes activity for unvested restricted stock and restricted stock unit for 2015:

	Restricted stock shares			Restricted stock unit
	Shares	Weighted-Average per Share Fair Value on Grant Date	Aggregate Intrinsic Value (in millions)	Shares	Weighted-Average per Share Fair Value on Grant Date	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2014	1,561,969	$25.09		791,335	$27.66
Granted	419,844	$45.35		301,285	$45.18
Vested	(593,970)	$17.21	$28.8	(172,071)	$17.62	$8.5
Forfeited or expired	(118,068)	$29.57		(38,100)	$20.16
Non-vested at December 31, 2015	1,269,775	$35.09		882,449	$35.93

A summary of the Company’s fair values of its vested restricted stock shares and restricted stock units are shown in the following table:

(In millions)	2015	2014	2013
Fair value of restricted stock shares vested	$10.2	$7.6	$7.4
Fair value of restricted stock units vested	$3.0	$3.2	$2.1

A summary of the Company’s unrecognized compensation cost and weighted average periods over which the compensation cost is expected to be recognized for its non-vested restricted stock shares and restricted stock units are shown in the following table:

(In millions)	Unrecognized Compensation Costs	Weighted Average to be recognized (in years)
Restricted Stock shares	$20.7	1.4
Restricted Stock units	$14.1	1.4

The non-vested cash awards excluded from table above had $4 million unrecognized compensation costs and weighted-average remaining contractual life of approximately 1.4 years. Current liability recognized for these cash awards was $5 million and majority is included in other non-current liabilities on our Consolidated Balance Sheet.

PSU Awards

Three-year PSU awards for 2013, 2014 and 2015(Exclude the 2014 Special PSU Award)

During the first 90 days of each year, the O&C Committee of our Board of Directors approves PSU awards for our executive officers and other selected key executives, which include for each officer or executive a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the three-year performance period. Following the end of the performance period, in addition to shares, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. Each PSU is subject to forfeiture if the recipient terminates employment with the Company prior to the end of the three-year award performance period for any reason other than death, disability or retirement. In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant’s number of full months of service during the award performance period, further adjusted based on the achievement of the performance goals during the award performance period. All of these PSUs are classified as equity in the Consolidated Balance Sheet.

The Compensation Committee established principal performance goals, which are (i) total shareholder return for three-year performance period weighted at 35%, and (ii) third year consolidated Adjusted EBITDA margin weighted at 65%. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares.

PSUs – Adjusted EBITDA.

The PSUs granted based on Adjusted EBITDA are contingently awarded and will be payable in shares of the Company’s common stock based on the Company’s Adjusted EBITDA over a three-year award performance period compared to a target set at the time of the grant by the Compensation Committee. The fair value of the PSUs based on Adjusted EBITDA is based on grant date fair value which is equivalent to the closing price of one share of the Company’s common stock on the date of grant. The number of PSUs based on Adjusted EBITDA varies based on the probable outcome of the performance condition. The Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable.

The number of PSUs granted based on Adjusted EBITDA and the grant date fair value are shown in the following table:

	2015	2014	2013
Number of units granted	158,964	239,851	451,264
Weighted average fair value on grant date	$46.05	$32.72	$20.23

PSUs – Total Shareholder Return.

The PSUs granted based on total shareholder return are contingently awarded and will be payable in shares of the Company’s common stock subject to the condition that the number of PSUs, if any, earned by the employees upon the expiration of a three-year award performance period is dependent on the Company’s total shareholder return ranking relative to a peer group of companies. The fair value of the PSUs based on total shareholder return was estimated on the grant date using a Monte Carlo Simulation model that incorporates predictive modeling techniques using Geometric Brownian Motion and Crystal Ball’s random number generation. Other assumptions include the expected volatility of all companies included in the total shareholder return, the historical share price returns analysis of all companies included in the total shareholder return and assumes dividends are reinvested. The expected volatility was based on the historical volatility for a period of time that approximates the duration between the valuation date and the end of the performance period. The risk-free interest rate is based on the Zero-Coupon Treasury STRIP yield curve matching the term from the valuation date to the end of the performance period. Compensation expense for the PSUs based on total shareholder return (which is considered a market condition) is a fixed amount determined at the grant date fair value and is recognized 100% over the three-year award performance period regardless of whether PSUs are awarded at the end of the award performance period.

The number of PSUs granted based on total shareholder return and the assumptions used to calculate the grant date fair value of the PSUs based on total shareholder return are shown in the following table:

	2015	2014	2013
Number of units granted	65,796	129,150	242,988
Weighted average fair value on grant date	$59.91	$43.13	$28.64
Expected price volatility(1)	29.90%	32.90%	31.40%
Risk-free interest rate(1)	1.05%	0.63%	0.42%

(1)	Expected price volatility and risk-free interest rate for shares granted separately to William V. Hickey and Jerome A. Peribere were 31.5% and 0.36%, respectively.

The following table includes additional information related to estimated earned payout based on the probable outcome of the performance condition and market condition as of December 31, 2015:

	Estimated Payout %
	Adjusted EBITDA	TSR	Combined
2015 Three-year PSU Awards	100%	100%	100%
2014 Three-year PSU Awards	200%	200%	200%
2013 Three-year PSU Awards	200%	200%	200%

The following table summarizes activity for outstanding PSUs awards for 2015:

	Shares	Aggregate Intrinsic Value (in millions) (2)
Outstanding at December 31, 2014	1,346,375
Granted(1)	224,760
Converted	(432,574)	$19.6
Forfeited or expired	(57,116)
Outstanding at December 31, 2015	1,081,445
Fully vested at December 31, 2015	531,440	$47.4

(1)	This represents the target number of performance units granted. Actual number of PSUs earned, if any, is dependent upon performance and may range from 0% to 200% percent of the target.
(2)	These amounts represent actual number of PSUs earned and vested at December 31, 2014 which were issued in February 2015.

The following table summarizes activity for non-vested PSUs awards for 2015:

	Shares	Weighted-Average per Share Fair Value on Grant Date
Non-vested at December 31, 2014	913,801	$28.38
Granted	224,760	$50.11
Vested	(531,440)	$24.32
Forfeited or expired	(57,116)	$25.55
Non-vested at December 31, 2015	550,005	$41.99

A summary of the Company’s fair value for its vested three-year PSU awards is shown in the following table:

(In millions)	2015	2014	2013
Fair value of three-year PSU awards vested	$20.1	$5.9	$3.5

A summary of the Company’s unrecognized compensation cost for three-year PSU awards at the current estimated earned payout based on the probable outcome of the performance condition and weighted average periods over which the compensation cost is expected to be recognized as shown in the following table:

(In millions)	Unrecognized Compensation Costs	Weighted Average to be recognized (in years)
2015 Three-year PSU Awards	$6.5	2.0
2014 Three-year PSU Awards	$4.9	1.0

2014 Special PSU Award

During March 2014, the Compensation Committee approved a special PSU award to the named executive officers and a broader group of other employees.  The special PSU awards are earned principally based on achievement of specified levels of free cash flow, above targets established in the Company’s three-year strategic plan, over the three-year performance period of 2014-2016. In addition, no portion of an award is earned unless we achieve a minimum specified level of adjusted earnings per share for 2016, in order to balance the free cash flow goal with an appropriate focus on generating earnings. To further balance the incentives, the award earned based on free cash flow performance will be reduced by 25% if our relative TSR for the performance period is below the 50th percentile of an approved peer group of companies. Any PSUs earned will be paid out in equal installments over two years, in early 2017 and, subject to an additional 2017 performance requirement, in early 2018.

This award includes both equity-classified awards which do not get remeasured and liability-classified awards which get remeasured each reporting period. For equity-classified awards, 641,480 PSUs were granted based on performance conditions and the weighted average grant date fair value was $32.10. 213,827 of PSUs were granted based on TSR and the weighted average grant date fair value was $13.73. The expected price volatility and risk-free interest rate were 32.90% and 0.68%, respectively.  At December 31, 2015, 776,047 PSUs remain unvested.  We record expense associated with the liability-classified awards in selling, general and administrative expenses. The liability recognized for liability-classified awards was $5 million and was included in other non-current liabilities on our Consolidated Balance Sheet.

The unrecognized compensation expense for equity-classified awards and liability-classified awards combined was $18 million and weighted-average remaining contractual life of approximately 2.0 year.

2012 President and Chief Operating Officer (COO) Four-year Incentive Compensation

On September 1, 2012, Jerome A. Peribere started with the Company as President and Chief Operating Officer. Under the terms of his agreement, he was granted equity awards which included the following: (i) initial equity awards under the Company’s 2005 Contingent Stock Plan, which included two awards of performance share units under which he could earn up to 350,000 shares of common stock based on the Company’s performance, (ii) restricted stock under the Company’s 2005 Contingent Stock Plan of which 50,000 shares were issued on his start date and 25,000 shares to be issued on the first anniversary of his start date and (iii) an award under the Company’s 2012 Three-year PSU Award with a target award of 140,155 units. The awards are described in further detail in Mr. Peribere’s employment agreement filed with the SEC as an exhibit with the Company’s Current Report on Form 8-K dated August 27, 2012.

For the 2012 PSU award (excluding the portion of the PSU awards related to the TSR goal) that is discussed above, the estimated amount of share-based incentive compensation expense fluctuated based on the expected level of achievement of the respective goals and measures considered probable in each quarter, which impacts the number of shares that could be issued.

Since the TSR metric is considered a market condition, the portion of the compensation expense related to the TSR metric included in the various awards above was or will be recognized regardless of whether the market condition is satisfied provided that the requisite service has been provided.

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

The equity award will be made in the form of an award of restricted stock units that will vest on the second anniversary of the grant date or earlier in the event of death, disability or retirement from employment with us, and the shares subject to the award will not be transferable by the recipient until the later of vesting or the second anniversary of the grant date. Termination treatment for the 2014 SLO awards and later years has been changed from past grant practices. For the “principal portion” of the award that would have otherwise been paid in cash, the award vests upon any termination of employment, other than for cause. For the “premium portion” of the award equal to the additional 25%, the award vests only in case of death, disability or retirement from the Company. Retirement for the purpose of SLO awards and the PSU awards described below means termination of employment after five or more years of employment and with years of employment plus age equal to 70 or more, except termination for cause. Except as described above, if the recipient ceases to be employed by the Company prior to vesting, then the award is forfeited, except for certain circumstances following a change in control. SLO awards in the form of restricted stock units have no voting rights until shares are issued to them but do receive a cash payment in the amount of the dividends (without interest) on the shares they have earned at about the same time that shares are issued to them following the period of restriction. As of December 31, 2015, the amount of dividends earned on SLO awards was immaterial.

The 2015 SLO awards comprise an aggregate of 78,243 restricted stock units as of December 31, 2015. We record compensation expense for these awards in selling, general and administrative expenses on the Consolidated Statements of Operations with a corresponding credit to additional paid-in capital within stockholders’ equity, based on the fair value of the awards at the end of each reporting period, which reflects the effects of stock price changes. For the years ended December 31, 2015, 2014 and 2013, compensation expense related to the SLO awards was recognized based on the extent to which the performance goals and measures for our 2015, 2014 and 2013 annual cash bonuses were considered probable of achievement at each respective year end. The expense is recognized over a fifteen month period on a straight-line basis, which will be no later than March 15, 2016, 2015 and 2014.

Stock Appreciation Rights (“SARs”)

In connection with the acquisition of Diversey, Sealed Air exchanged Diversey’s cash-settled stock appreciation rights and stock options that were unvested as of May 31, 2011 and unexercised at October 3, 2011 into cash-settled stock appreciation rights based on Sealed Air common stock. Since these SARs are settled in cash, the amount of the related future expense will fluctuate based on the forfeiture activity and the changes in the assumptions used in a Black-Scholes valuation model which include Sealed Air’s stock price, risk-free interest rates, expected volatility and a dividend yield. In addition, once vested, the related expense will continue to fluctuate due to the changes in the assumptions used in the Black-Scholes Option Pricing Model for any SARs that are not exercised until their respective expiration dates, the last of which is currently in February 2020.

We recognized SARs expense of $4 million, $8 million and $38 million in 2015, 2014, and 2013 respectively. Cash payments due to the exercise of these SARs were $21 million, $21 million and $46 million in 2015, 2014, and 2013 respectively.  As of December 31, 2015, all of the outstanding SARs were fully vested. The remaining liability for these SARs was $4 million and is included in other current liabilities on our Consolidated Balance Sheet.

Other Common Stock Issuances

We have historically issued shares of our common stock under our 2005 Contingent Stock Plan to selected U.S.-based consultants as compensation under consulting agreements primarily for research and development projects. We record the cost associated with these issuances on a straight-line basis based on each of the issuances’ vesting schedule.  Current liability and unrecognized deferred compensation expense for these awards are not material as of December 31, 2015.

Note 19 Accumulated Other Comprehensive Income (Loss)

The following table provides details of comprehensive income (loss):

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Gains (Losses) on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Income (Loss), Net of Taxes
Balance at December 31, 2013 (1)	$(143.3)	$(137.7)	$—	$3.6	$(277.4)
Other comprehensive income (loss) before reclassifications	(115.5)	(232.2)	—	12.9	(334.8)
Less: amounts reclassified from accumulated other comprehensive income (loss)	8.7	—	—	(10.3)	(1.6)
Net current period other comprehensive income (loss)	(106.8)	(232.2)	—	2.6	(336.4)
Balance at December 31, 2014(1)(2)	(250.1)	(369.9)	—	6.2	(613.8)
Other comprehensive income (loss) before reclassifications	(22.8)	(194.1)	1.7	33.2	(182.0)
Less: amounts reclassified from accumulated other comprehensive income (loss)	6.9	—	—	(31.1)	(24.2)
Net current period other comprehensive income (loss)	(15.9)	(194.1)	1.7	2.1	(206.2)
Balance at December 31, 2015(1)(2)	$(266.0)	$(564.0)	$1.7	$8.3	$(820.0)

(1)

For the years ended December 31, 2014 and December 31, 2013, certain foreign currency translation adjustments were misclassified within Accumulated Other Comprehensive Loss (“AOCI”) on the Consolidated Balance Sheet.  Refer Note 2 “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” under the heading “Reclassifications and Revisions” for further discussion of the revisions.

(2)

The ending balance in AOCI includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $31.1 million as of December 31, 2015 and $58.9 million as of December 31, 2014.

The following table provides detail of amounts reclassified from accumulated other comprehensive income:

(In millions)	2015 (a)	2014 (a)	2013	Location of Amount Reclassified from AOCI
Defined benefit pension plans and other post- employment benefits:
Prior service costs	$0.7	$0.5	$0.3	(b)
Actuarial losses	(11.1)	(10.0)	(10.4)	(b)
Settlement/curtailment gain/(loss)	1.2	(2.1)	—	(b)
Total pre-tax amount	(9.2)	(11.6)	(10.1)
Tax (expense) benefit	2.3	2.9	3.4
Net of tax	(6.9)	(8.7)	(6.7)
Net gains (losses) on cash flow hedging derivatives:
Foreign currency forward contracts	9.6	1.9	2.7	(c) Other income, net
Interest rate and currency swaps	36.9	13.5	—	(c) Various
Treasury locks	0.1	0.1	0.1	(c) Interest expense
Total pre-tax amount	46.6	15.5	2.8
Tax (expense) benefit	(15.5)	(5.2)	(0.7)
Net of tax	31.1	10.3	2.1
Total reclassifications for the period	$24.2	$1.6	$(4.6)

(a)	Amounts in parenthesis indicate debits to earnings (loss).
(b)

These accumulated other comprehensive components are included in the computation of net periodic benefit costs.  See Notes 14, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans” and Note 15, “Other Post-Employment Benefits and Other Employee Benefit Plans” for additional details.

(c)	These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 12, “Derivatives and Hedging Activities” for additional details.

Note 20 Other Income (Expense), net

The following table provides details of other income (expense), net:

	Year Ended December 31,
(In millions)	2015	2014	2013
Interest and dividend income	$13.5	$15.5	$11.0
Net foreign exchange transaction gains (losses)	5.3	(7.8)	(10.5)
Bank fee expense	(5.8)	(5.0)	(6.8)
Net gain on disposals of property and equipment and other	3.3	—	—
Other, net	3.6	6.1	(5.6)
Other income (expense), net	$19.9	$8.8	$(11.9)

Sale of Equity Investment

In 2015, we sold our joint venture that supported our Food Care segment in Turkey. We recognized earnings before income tax provision of $9 million in 2015 related to this transaction.

Impairment of Equity Method Investments

We recognized an impairment of $6 million and $2 million in 2014 and 2013, respectively, in connection with certain equity method investments. These investments were not material to our consolidated financial position or results of operations.

Note 21 Net Earnings per Common Share

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share under the two-class method for the three years ended December 31, 2015 in millions, except per share data:

	Year Ended December 31,
(In millions, except per share amounts)	2015	2014	2013
Basic Net Earnings Per Common Share:

Numerator
Net earnings available to common stockholders	$335.4	$258.1	$125.8
Distributed and allocated undistributed net earnings to non- vested restricted stockholders	(2.2)	(1.6)	(0.7)
Distributed and allocated undistributed net earnings to common stockholders	333.2	256.5	125.1
Distributed net earnings - dividends paid to common stockholders	(106.2)	(110.1)	(101.3)
Allocation of undistributed net earnings to common stockholders	$227.0	$146.4	$23.8
Denominator
Weighted average number of common shares outstanding - basic	203.9	210.0	194.6
Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.52	$0.52	$0.52
Allocated undistributed net earnings to common stockholders	1.11	0.70	0.13
Basic net earnings per common share:	$1.63	$1.22	$0.65
Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$333.2	$256.5	$125.1
Add: Allocated undistributed net earnings to unvested restricted stockholders	1.6	1.0	0.2
Less: Undistributed net earnings reallocated to non- vested restricted stockholders	(1.6)	(0.9)	(0.1)
Net earnings available to common stockholders - diluted	$333.2	$256.6	$125.2
Denominator
Weighted average number of common shares outstanding - basic	203.9	210.0	194.6
Effect of assumed issuance of Settlement agreement shares (1)	—	1.6	18.0
Effect of contingently issuable shares (1)	1.3	0.9	0.7
Effect of unvested restricted stock units (1)	0.7	0.8	0.6
Weighted average number of common shares outstanding - diluted under two-class	205.9	213.3	213.9
Effect of unvested restricted stock - participating security (1)	0.8	0.6	0.3
Weighted average number of common shares outstanding - diluted under treasury stock	206.7	213.9	214.2
Diluted net earnings per common share	$1.62	$1.20	$0.58

(1)

Provides for the following items if their inclusion is dilutive: (i) the effect of the issuance of 18 million shares of common stock reserved for the Settlement agreement as defined and (ii) the effect of non-vested restricted stock, restricted stock units and contingently issuable shares using the treasury stock method.

PSU Awards

We included contingently issuable shares using the treasury stock method for our PSU awards in the diluted weighted average number of common shares outstanding based on the number of contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period. The calculation of diluted weighted average shares outstanding includes approximately 1 million shares related to PSUs in the years 2015, 2014 and 2013.

Stock Leverage Opportunity Awards (“SLO”)

The shares or units associated with the 2015 SLO awards are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the year ended December 31, 2015. These shares or units will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of 2016. Once this determination is made, the shares or units will be included in diluted weighted average number of common shares outstanding if the impact to diluted net earnings per common share is dilutive. The numbers of shares or units associated with SLO awards for 2015, 2014 and 2013 were nominal.

Note 22 Summarized Quarterly Financial Information (Unaudited, in millions, except per share data)

	2015
	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter(1)
Net sales	$1,746.4	$1,785.0	$1,746.2	$1,753.9
Gross profit	649.6	663.8	636.6	636.6
Net earnings available to common stockholders	97.2	28.1	86.6	123.5
Net earnings per common share - basic(2)	$0.46	$0.13	$0.43	$0.63
Net earnings per common share - diluted(2)	$0.46	$0.13	$0.42	$0.62

	2014
	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Net sales	$1,827.7	$1,973.6	$1,975.5	$1,973.7
Gross profit	639.6	679.6	696.1	672.3
Net earnings available to common stockholders	70.9	60.1	60.8	66.3
Net earnings per common share - basic	$0.34	$0.28	$0.29	$0.31
Net earnings per common share - diluted	$0.33	$0.28	$0.28	$0.31

(1)	During the fourth quarter of 2015, adjustments were made to prior year provisions which resulted in an increase in earnings per share. Refer to Note 16 “Income Taxes” for further information.
(2)	The sum of the quarterly per share amounts may not agree to the respective annual amounts due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our employees accumulate this information and communicate it to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding the required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only “reasonable assurance” of achieving the desired control objectives, and management necessarily must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There have been no other changes in our internal control over financial reporting during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f)  under the Exchange Act. Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness, as of December 31, 2015, of our internal control over financial reporting. The suitable recognized control framework on which management’s evaluation of our internal control over financial reporting is based is the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013). Based upon that evaluation under the COSO framework, our management concluded that our internal control over financial reporting as of December 31, 2015 was effective.

Our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2015, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” and the balance will be included in our Proxy Statement for our 2016 Annual Meeting of Stockholders under the captions “Election of Directors — Information Concerning Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” except as set forth below. All such information is incorporated herein by reference.

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

Our Audit Committee comprises directors Jerry R. Whitaker, who serves as chair, Lawrence R. Codey, Patrick Duff and Kenneth P. Manning. Our Board of Directors has determined that each of the four members of the Audit Committee is an audit committee financial expert in accordance with the standards of the SEC and that each is independent, as defined in the listing standards of the New York Stock Exchange applicable to us and as determined by the Board of Directors.

Item 11.	Executive Compensation

The information required in response to this Item will be set forth in our Proxy Statement for our 2016 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Risks.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required in response to this Item will be set forth in our Proxy Statement for our 2016 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information” and “Voting Securities.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required in response to this Item will be set forth in our Proxy Statement for our 2016 Annual Meeting of Stockholders under the captions “Independence of Directors” and “Certain Relationships and Related Person Transactions.” Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required in response to this Item will be included in our Proxy Statement for our 2016 Annual Meeting of Stockholders under the captions “Principal Independent Auditor Fees” and “Audit Committee Pre-Approval Policies and Procedures.” Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements

See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K.

(2) Financial Statement Schedule

See Schedule II — Valuation and Qualifying Accounts and Reserves — Years Ended December 31, 2015, 2014 and 2013 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable or the amounts involved are not material.

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

4.11	Form of 4.875% Senior Note due 2022. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report November 24, 2014, File No. 1-12139, is incorporated herein by reference.)
4.12	Form of 5.125% Senior Note due 2024 (Exhibit 4.3 to the Company’s Current Report on Form 8-K, Date of Report November 24, 2014, File No. 1-12139, is incorporated herein by reference.)

Exhibit Number	Description
4.13

First Supplemental Indenture, dated as of November 21, 2014, by and among Sealed Air Corporation, Guarantors party thereto and HSBC Bank USA, National Association. (Exhibit 4.4 to the Company’s Current Report on Form 8-K, Date of Report November 24, 2014, File No. 1-12139, is incorporated herein by reference.)

4.14

Indenture, dated as of June 16, 2015, by and among Sealed Air Corporation, the Guarantors party thereto, U.S. Bank National Association, Elavon Financial Services Limited and Elavon Financial Services Limited, UK Branch. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report June 11, 2015, File No. 001-12139, is incorporated herein by reference.)

4.14	Form of 5.500% senior note due 2025. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report June 11, 2015, File No. 001-12139, is incorporated herein by reference.)
4.15	Form of 4.500% senior note due 2023. (Exhibit 4.3 to the Company’s Current Report on Form 8-K, Date of Report June 11, 2015, File No. 001-12139, is incorporated herein by reference.)
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

10.5

Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, as amended April 13, 2010. (Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.6

Sealed Air Corporation Deferred Compensation Plan for Directors. (Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.7

Amendment to the Sealed Air Corporation Deferred Compensation Plan for Directors. (Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.8

Sealed Air Corporation Executive Severance Plan, as amended and restated effective January 1, 2015. (Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.9

Form of Stock Purchase Agreement for use in connection with the Company’s 2002 Stock Plan for Non-Employee Directors. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-12139, is incorporated herein by reference.)*

10.11

Fees to be paid to the Company’s Non-Employee Directors — 2013. (Exhibit 10.18 to the Company’s Annual Report on Form10-K for the year ended December 31, 2012, File No. 1-12139, is incorporated herein by reference.)*

10.12

Fees to be paid to the Company’s Non-Employee Directors — 2014. (Exhibit 10.13 to the Company’s Annual Report on Form10-K for the year ended December 31, 2013, File No. 1-12139, is incorporated herein by reference.)*

10.13

Fees to be paid to the Company’s Non-Employee Directors — 2015. (Exhibit 10.13 to the Company’s Annual Report on Form10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.14	Fees to be paid to the Company’s Non-Employee Directors — 2016.*

Exhibit Number	Description
10.15

2005 Contingent Stock Plan of Sealed Air Corporation, as amended and restated on July 11, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report July 11, 2013, File No. 1-12139, is incorporated herein by reference.)*

10.16

Sealed Air Corporation Annual Incentive Plan, adopted February 18, 2010. (Exhibit 10.15 to the Company’s Annual Report on Form10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)**

10.17

Performance-Based Compensation Program of the Company, as amended February 14, 2013. (Annex E to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*

10.18

Sealed Air Corporation Deferred Compensation Plan for Key Employees (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 25, 2013, file No. 1-12139, is incorporated herein by reference.)*

10.19

Sealed Air Corporation Policy on Recoupment of Incentive Compensation from Executives in the Event of Certain Restatements, as amended February 18, 2010. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report February 18, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.20

Form of Restricted Stock Agreement, approved December 18, 2008, for awards pursuant to the Stock Leverage Opportunity provision of the Company’s annual incentive plan. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.21

Form of Restricted Stock Unit Agreement, approved February 14, 2013, for awards pursuant to the Stock Leverage Opportunity provision of the Company’s annual incentive plan. (Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-12139, is incorporated herein by reference.)*

10.22

Form of Restricted Stock Agreement, as amended, under the amended 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 10.3 to the Company’s Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.23

Form of Restricted Stock Unit Agreement, as amended, under the amended 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 10.4 to the Company’s Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.24

Form of Sealed Air Corporation Performance Share Units Award Grant 2013-2015. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 1-12139, is incorporated herein by reference.)*

10.25

Syndicated Facility Agreement, dated as of October 3, 2011, by and among Sealed Air, certain subsidiaries of Sealed Air party thereto, the lenders party thereto, Citibank, N.A., as agent and the other agents party thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

10.26

Series A Preferred Stock Purchase Agreement, dated as of October 3, 2011, by and among Diversey Holdings, Inc., Sealed Air and Solution Acquisition Corp. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

10.27

Employment Agreement, dated August 29, 2012 between Jerome A. Peribere and the Company, as supplemented on October 11, 2012. (Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-12139, is incorporated herein by reference.)*

10.28

Amendment Letter between the Company and Jerome A. Peribere, dated January 15, 2016. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report January 15, 2016, File No. 1-12139, is incorporated herein by reference.)*

10.29

Equity Interest Purchase Agreement, dated as of October 30, 2012, by and between Sealed Air Corporation, Sealed Air Netherlands Holdings V B.V., and DC Co., Ltd., as amended on November 9, 2012, and further amended November 14, 2012. (Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-12139, is incorporated herein by reference.)

10.30

Restatement Agreement, dated November 15, 2012, by and among Sealed Air Corporation and certain subsidiaries of Sealed Air Corporation party thereto, the lenders party thereto, Citibank, N.A., as agent and other agents party thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report November 13, 2012, File No. 1-12139, is incorporated herein by reference.)

Exhibit Number	Description
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

10.33	Relocation Letter to Dr. Kadri. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 14, 2015, File No. 1-12139, is incorporated herein by reference.)*
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

10.44

Form of Notice of Grant of Restricted Stock Unit Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan. (Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.45

Form of Notice of Grant of Restricted Stock Unit Award (Performance-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan. (Exhibit 10.45 to the Company’s Annual Report on Form10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.46

Form of Notice of Grant of Restricted Stock Unit Award (Stock Leverage Opportunity) under the Sealed Air Corporation 2014 Omnibus Incentive Plan. (Exhibit 10.46 to the Company’s Annual Report on Form10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

Exhibit Number	Description
10.47

Form of Notice of Grant of Restricted Stock Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan. (Exhibit 10.47 to the Company’s Annual Report on Form10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

12.1	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of KPMG LLP.
31.1	Certification of Jerome A. Peribere, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated February 22, 2016.
31.2	Certification of Carol P. Lowe, Senior Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated February 22, 2016.
32

Certification of Jerome A. Peribere, President and Chief Executive Officer of the Company, and Carol P. Lowe, Senior Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated February 22, 2016.

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

(2) Financial Statement Schedule

SEALED AIR CORPORATION AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2015, 2014 and 2013

	Balance	Charged			Foreign
	at	to			Currency
	Beginning	Costs and			Translation		Balance at
Description	of Year	Expenses	Deductions		and Other		End of Year
(in millions)
Year ended December 31, 2015:
Allowance for doubtful accounts	$28.8	$3.8	$(4.2)	(1)	$(3.5)		$24.9
Inventory obsolescence reserve	$29.0	$(0.2)	$(4.5)	(2)	$(2.4)		$21.9
Valuation allowance on deferred tax assets	$227.8	$(58.2)	$—		$87.8	(3)	$257.4
Year ended December 31, 2014:
Allowance for doubtful accounts	$31.4	$8.0	$(7.2)	(1)	$(3.4)		$28.8
Inventory obsolescence reserve	$24.6	$9.2	$(1.6)	(2)	$(3.2)		$29.0
Valuation allowance on deferred tax assets	$240.0	$—	$(13.2)		$1.0		$227.8
Year ended December 31, 2013:
Allowance for doubtful accounts	$25.6	$11.6	$(5.4)	(1)	$(0.4)		$31.4
Inventory obsolescence reserve	$27.5	$(0.3)	$(1.5)	(2)	$(1.1)		$24.6
Valuation allowance on deferred tax assets	$199.9	$40.3	$—		$(0.2)		$240.0

(1)	Primarily accounts receivable balances written off, net of recoveries.
(2)	Primarily items removed from inventory.
(3)	Includes an in-country foreign impairment not recorded for U.S. GAAP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)

By:	/S/ JEROME A. PERIBERE
Jerome A. Peribere
President and Chief Executive Officer

Date: February 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/S/ JEROME A. PERIBERE Jerome A. Peribere	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2016

By:	/S/ CAROL P. LOWE Carol P. Lowe	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2016

By:	/S/ WILLIAM G. STIEHL William G. Stiehl	Chief Accounting Officer and Controller	February 22, 2016

By:	/S/ MICHAEL CHU Michael Chu	Director	February 22, 2016

By:	/S/ LAWRENCE R. CODEY Lawrence R. Codey	Director	February 22, 2016

By:	/S/ PATRICK DUFF Patrick Duff	Director	February 22, 2016

By:	/S/ JACQUELINE B. KOSECOFF Jacqueline B. Kosecoff	Director	February 22, 2016

By:	/S/ NEIL LUSTIG Neil Lustig	Director	February 22, 2016

By:	/S/ KENNETH P. MANNING Kenneth P. Manning	Director	February 22, 2016

By:	/S/ WILLIAM J. MARINO William J. Marino	Director	February 22, 2016

By:	/S/ RICHARD L. WAMBOLD Richard L. Wambold	Director	February 22, 2016

By:	/S/ JERRY R. WHITAKER Jerry R. Whitaker	Director	February 22, 2016