Form 10-Q
period 2016-03-31
SEALED AIR CORP/DE
filed 2016-05-02
CIK 1012100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were 197,142,884 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of April 29, 2016.

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

Please refer to Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

We also present our adjusted income tax rate or provision (“Adjusted Tax Rate”). The Adjusted Tax Rate is a Non-U.S. GAAP measure of our U.S. GAAP effective tax rate, adjusted to exclude the tax impact from the special items that are excluded from our Adjusted Net Earnings and Adjusted EPS metrics as well as expense or benefit from any special taxes or tax benefits. The Adjusted Tax Rate is an indicator of the taxes on our core business. The tax situation and effective tax rate in the specific countries where the excluded or special items occur will determine the impact (positive or negative) to the Adjusted Tax Rate.

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

We also exclude the impact of divestitures and acquisitions when comparing results to prior periods.  Changes in operating results excluding the impact of divestitures are non-U.S. GAAP financial measures; however, we feel it is important to exclude the impact of divestitures on year-over-year results in order to evaluate performance on a more comparable basis.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share data)	March 31, 2016 (unaudited)	December 31, 2015(1)
ASSETS
Current assets:
Cash and cash equivalents	$315.7	$358.4
Trade receivables, net of allowance for doubtful accounts of $24.6 in 2016 and $24.9 in 2015	787.6	758.4
Income tax receivables	25.3	22.7
Other receivables	141.8	124.8
Inventories, net of inventory reserves of $25.6 in 2016 and $21.9 in 2015	736.5	660.8
Assets held for sale	3.5	10.3
Prepaid expenses and other current assets	308.7	280.2
Total current assets	2,319.1	2,215.6
Property and equipment, net	954.4	930.7
Goodwill	2,929.4	2,909.5
Intangible assets, net	783.6	784.3
Non-current deferred taxes	201.6	204.7
Other non-current assets(1)	351.2	345.2
Total assets	$7,539.3	$7,390.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$353.1	$241.9
Current portion of long-term debt	61.6	46.6
Accounts payable	719.7	675.3
Accrued restructuring costs	61.2	53.6
Other current liabilities	704.3	789.7
Total current liabilities	1,899.9	1,807.1
Long-term debt, less current portion(1)	4,280.0	4,266.8
Non-current deferred taxes	63.6	75.0
Other non-current liabilities	734.7	714.0
Total liabilities	6,978.2	6,862.9
Commitments and contingencies - Note 15
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2016 and 2015	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 227,151,277 in 2016 and 225,625,636 in 2015; shares outstanding: 197,157,078 in 2016 and 196,013,299 in 2015	22.7	22.6
Additional paid-in capital	1,936.6	1,915.0
Retained earnings	740.8	675.2
Common stock in treasury, 29,994,199 shares in 2016 and 29,612,337 shares in 2015	(1,284.7)	(1,265.7)
Accumulated other comprehensive loss, net of taxes	(854.3)	(820.0)
Total stockholders’ equity	561.1	527.1
Total liabilities and stockholders’ equity	$7,539.3	$7,390.0

See accompanying notes to condensed consolidated financial statements.

(1)

As of January 1, 2016, we have adopted ASU 2015-03 and ASU 2015-15 with retrospective application. This resulted in a reclassification from other non-current assets to long-term debt, less current portion for debt issuance costs. Refer to Note 2, “Recently Issued Accounting Standards” of the notes to the condensed consolidated financial statements for further details.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31, (unaudited)
(In millions, except share data)	2016	2015
Net sales	$1,590.6	$1,746.4
Cost of sales	1,001.3	1,096.8
Gross profit	589.3	649.6
Selling, general and administrative expenses	396.0	427.8
Amortization expense of intangible assets acquired	21.4	22.6
Stock appreciation rights expense	0.3	2.9
Restructuring and other charges	—	12.7
Operating profit	171.6	183.6
Interest expense	(54.7)	(58.5)
Foreign currency exchange (loss) gain related to Venezuelan subsidiaries	(1.7)	0.8
Other (expense) income , net	(2.9)	5.4
Earnings before income tax provision	112.3	131.3
Income tax provision	20.4	34.1
Net earnings available to common stockholders	$91.9	$97.2
Net earnings per common share:
Basic	$0.47	$0.46
Diluted	$0.46	$0.46
Dividends per common share	$0.13	$0.13
Weighted average number of common shares outstanding:
Basic	195.2	208.9
Diluted	197.0	211.7

See accompanying notes to condensed consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

	Three Month Ended
	March 31, (unaudited)
(In millions)	2016	2015(1)
Net earnings available to common stockholders	$91.9	$97.2
Other comprehensive income, net of taxes:
Recognition of deferred pension items, net of taxes of $(0.6) for the three months ended March 31, 2016 and $(0.8) for the three months ended March 31, 2015	1.7	2.0
Unrealized losses on derivative instruments for net investment hedge, net of taxes of $14.0 for the three months ended March 31, 2016 and $4.9 for the three months ended March 31, 2015	(22.6)	(8.0)
Unrealized losses on derivative instruments for cash flow hedge, net of taxes of $1.9 for the three months ended March 31, 2016 and $(0.1) for the three months ended March 31, 2015	(4.1)	2.6
Foreign currency translation adjustments, net of taxes of $2.1 for the three months ended March 31, 2016 and $4.0 for the three months ended March 31, 2015	(9.3)	(58.1)
Other comprehensive (loss), net of taxes	(34.3)	(61.5)
Comprehensive income, net of taxes	$57.6	$35.7

See accompanying notes to condensed consolidated financial statements.

(1)

For the three months ended March 31, 2015, certain foreign currency translation adjustments were misclassified on the Condensed Consolidated Statement of Comprehensive Income in deferred pension items and unrealized losses on cash flow hedge derivative instruments. See Note 1 “Organization and Basis of Presentation” under the heading “Reclassifications and Revisions” for further discussion of the revisions.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31, (unaudited)
(In millions)	2016	2015(1)
Net earnings available to common stockholders	$91.9	$97.2
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	49.1	54.8
Share-based incentive compensation	12.6	18.3
Profit sharing expense	6.8	9.8
Loss on debt redemption and refinancing activities	—	0.5
Remeasurement loss (gain) related to Venezuelan subsidiaries	1.7	(0.8)
Provisions for bad debt	1.0	2.1
Provisions for inventory obsolescence	3.6	3.2
Deferred taxes, net	(11.4)	16.0
Excess tax benefit from stock based compensation	(6.8)	—
Net (gain) on disposals of property and equipment and other	—	(3.3)
Net loss on sale of business	2.5	—
Other non-cash items	3.7	(0.1)
Changes in operating assets and liabilities:
Trade receivables, net	(22.3)	8.5
Inventories	(65.1)	(83.8)
Accounts payable	39.0	75.0
Settlement agreement and related items	—	235.2
Other assets and liabilities	(102.3)	(107.5)
Net cash provided by operating activities	4.0	325.1
Cash flows from investing activities:
Capital expenditures	(51.8)	(20.7)
Proceeds, net from sale of business	4.2	—
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	—	(8.5)
Proceeds from sales of property, equipment and other assets	1.3	25.4
Settlement of foreign currency forward contracts	(22.4)	32.0
Net cash (used in) provided by investing activities	(68.7)	28.2
Cash flows from financing activities:
Net proceeds from (re-payments of) borrowings	106.8	(39.1)
Excess tax benefit from stock based compensation	6.8	—
Cash used as collateral on borrowing arrangements	(0.2)	(14.2)
Dividends paid on common stock	(26.2)	(27.5)
Acquisition of common stock for tax withholding obligations under our Omnibus stock plan and 2005 Contingent Stock Plan	(22.3)	(6.2)
Repurchases of common stock	(32.0)	(69.2)
Net cash provided by (used in) financing activities	32.9	(156.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(10.9)	2.5
Balance, beginning of period	358.4	286.4
Net change during the period	(42.7)	199.6
Balance, end of period	$315.7	$486.0
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$48.9	$58.7
Income tax payments	$29.6	$23.8
Stock appreciation rights payments (less amounts included in restructuring payments)	$0.1	$3.7
Restructuring payments including associated costs	$18.7	$22.0
Non-cash items:
Transfers of shares of our common stock from treasury for our 2015 and 2014 profit-sharing plan contributions	$37.6	$36.7

See accompanying notes to condensed consolidated financial statements.

(1)

For the three months ended March 31, 2015, certain amounts related to foreign currency gains and losses, including the remeasurement loss related to Venezuelan subsidiaries in 2015, and the settlement of foreign currency forward contracts were misclassified. Additional revisions were made to the Condensed Consolidated Balance Sheets for the three months ended March 31, 2015. As a result, corresponding changes were made on the Condensed Consolidated Statement of Cash Flows. See Note 1 “Organization and Basis of Presentation” under the heading “Reclassifications and Revisions” for further discussion of the revisions.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Basis of Presentation

Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our Condensed Consolidated Balance Sheets as of March 31, 2016 and our Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 and 2015 have been made. The results set forth in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 and in our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our condensed consolidated financial condition, results of operations or cash flows.

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

We are responsible for the unaudited Condensed Consolidated Financial Statements and notes included in this report. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC on February 22, 2016 (“2015 Form 10-K”) and with the information contained in other publicly-available filings with the SEC.

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

Reclassifications and Revisions

For the three months ended March 31, 2015, certain amounts related to foreign currency gains and losses, including the remeasurement loss related to Venezuelan subsidiaries in 2015, and the settlement of foreign currency forward contracts were misclassified on the Condensed Consolidated Statement of Cash Flows.  The reclassification of these items in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015 resulted in an increase in cash provided by operating activities of $6.1 million, an increase to cash provided by investing activities of $32.0 million, and a decrease of $38.1 million due to the effect of foreign currency exchange rate changes on cash.

Additionally, for the three months ended March 31, 2015, certain amounts related to compensating balance arrangements were misclassified in the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows. The revision of these items resulted in a decrease of $50.1 million in cash and an increase in other current assets ($23.9 million) and other non-current assets ($26.2 million) related to cash deposits held in compensating balance arrangements for certain short-term borrowing agreements on the Condensed Consolidated Balance Sheet. The revision of these items on the Condensed Consolidated Statement of Cash Flows resulted in an increase to cash provided by financing activities of $14.2 million.

For the three months ended March 31, 2015, foreign currency translation adjustments were misclassified on the Condensed Consolidated Statement of Comprehensive Income (Loss) in deferred pension items and unrealized losses on cash flow hedge derivative instruments.  The reclassification of these items in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2015 resulted in a decrease in recognition of deferred pension items of $15.3 million, an increase in unrealized losses on derivative instruments for cash flow hedge of $0.6 million, and an increase in the foreign currency translation adjustments of $14.7 million. These classification adjustments did not result in a change to total stockholder’s equity.

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

2015 Activity

In February 2015, the Venezuelan government announced a new foreign exchange platform called the Marginal Currency System or SIMADI.  The SIMADI basically replaced the SICAD 2 rate.  When this market opened on February 12, 2015 the SIMADI rate was 170.0390 and then at March 31, 2015 it was 192.9537.  The SICAD 1 and the SICAD 2 were merged into the SICAD.  The opening rate was 12 for the SICAD. In addition, the CENCOEX will continue and provide preferential treatment for certain import operations such as food and medicines.

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

Therefore, in 2015 there were three legal mechanisms to exchange bolivars for US dollars:

•	CENCOEX at the official rate at 6.3;
•	SICAD auction process at the awarded exchange rate (opening rate at 12); and
•	SIMADI at the negotiated rate (rate of 192.9537 at March 31, 2015).

During the three months ended March 31, 2015, we evaluated which legal mechanisms were available to each Venezuelan subsidiary to access U.S. dollars and also estimated the excess cash position over the next 18 months. We concluded that as of March 31, 2015 the excess cash position for our Venezuelan subsidiaries would be remeasured at the SIMADI rate, which was 192.9537 at March 31, 2015, since the SICAD 2 rate which was 49.9883 at December 31, 2014 (and used for the December 31, 2014 remeasurement) no longer existed at March 31, 2015.   For the remaining Bolívar cash balance and all other Bolívar denominated monetary assets and liabilities, the Company determined that it would continue to remeasure these items at the CENCOEX official rate of 6.3.  As a result of this evaluation, the Company reported a remeasurement net gain of $0.8 million for the three months ended March 31, 2015.

During the remainder of 2015, we continued to evaluate which legal mechanisms were available to our Venezuelan subsidiaries to access U.S. dollars.  Starting June 30, 2015 through to December 31, 2015, we concluded that we would use the SIMADI rate to remeasure our bolivar denominated monetary assets and liabilities since it was our only legally available option and at that time, our intent on a go-forward basis to utilize this market to settle any future transactions based on the then current facts and circumstances. The SIMADI rate as of December 31, 2015 was 198.6986. During 2015, the Company did not receive U.S. dollars via the CENCOEX official rate of 6.3.  We expected that we would only have limited access to the CENCOEX market to settle certain past transactions.  However, if the option did become available to us to use the CENCOEX in the future, the Company would consider this further.  In addition, there were no SICAD auctions for the food or chemical industries as of December 31, 2015.  During 2015, we were only able to access the SIMADI market and only received minimal amounts of U.S. dollars.

2016 Activity

On February 17, 2016, the Venezuelan government made further changes to the exchange rates including a further devaluation and on March 9, 2016 published in Exchange Agreement No. 35 further rules governing foreign exchange transactions which were effective March 10, 2016.  This includes the following key changes:

•	The preferential rate for essential goods and services was changed from 6.3 to 10 bolivars per U.S. dollars and is no longer called CENCOEX but is now DIPRO;
•	The SICAD rate was eliminated which reduced the number of legal mechanisms from three down to only two; and
•	Eliminated the SIMADI rate which was replaced by the DICOM rate which will be allowed to float freely beginning at a rate of approximately 203 bolivars to U.S. dollar.

At March 31, 2016, we evaluated which legal mechanisms were available to our Venezuelan subsidiaries to access U.S. dollars.  As noted above, the SIMADI rate was replaced with the DICOM rate.  We concluded that we will use the DICOM rate to remeasure our bolivar denominated monetary assets and liabilities since it is our only legally available option and our intent on a go-forward basis to utilize this market to settle any future transactions based on the current facts and circumstances. The DICOM rate as of March 31, 2016 was 272.9123.

During the first quarter of 2016, we were only able to access the SIMADI market (during the period the market was available) and only received minimal amounts of U.S. dollars.  We did not receive any U.S. dollars via the CENCOEX (at an official rate of 6.3) or the DIPRO (at an official rate of 10.0).  We expect that we will only have limited access to the DIPRO market to settle certain past transactions.  However, if the option becomes available to us to use the DIPRO in the future, the Company will consider this further.  For any U.S. dollar denominated monetary asset or liability, such amounts do not get remeasured at month-end since it is already an asset or liability denominated in U.S. dollars.  As a result of this evaluation, the Company reported a remeasurement loss of $1.7 million for the three months ended March 31, 2016.  We will continue to evaluate each reporting period the appropriate exchange rate to remeasure our financial statements based on the facts and circumstances at that time.

For the three months ended March 31, 2016, less than 1% of our consolidated net sales and operating income were derived from our businesses in Venezuela. As of March 31, 2016, we had net assets of $4 million in Venezuela, which included cash and cash equivalents of $1 million. Also, as of March 31, 2016, our Venezuelan subsidiaries had a negative cumulative translation adjustment balance of $46 million.

The Company is currently evaluating options regarding the future operations of its Venezuelan subsidiaries.

Note 2 Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In November 2015, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2015-17 Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). This ASU will simplify the presentation of deferred tax assets and liabilities by requiring companies to classify all deferred tax as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 31, 2016 and interim periods within those annual periods. However, as early adoption is available, we have adopted this standard as of December 31, 2015 with retrospective application.

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

In August 2015, the FASB issued ASU 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (“ASU 2015-12”). This ASU designates contract value as the only required measure for fully benefit-responsive investment contracts; simplifies the investment disclosure requirements under Accounting Standards Codification (“ASC”) topic 820 for fair value, and topics 960, 962 and 965 for employee benefit plans; and provides a similar measurement date practical expedient for employee benefit plans. The amendments in ASU 2015-12 were effective as of January 1, 2016. We do not expect ASU 2015-12 to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  This ASU will simplify the presentation of debt issuance costs.  It will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 Emerging Issues Task Forces (“EITF”) Meeting (SEC Update) (“ASU 2015-15”). This ASU clarifies that as line of credit arrangements were not specifically discussed in ASU 2015-03, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  ASU 2015-15 should be adopted concurrent with the adoption of ASU 2015-03.  The amendments in ASU 2015-03 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  We have adopted this standard as of January 1, 2016 with retroactive application. Adoption of ASU 2015-03 and ASU 2015-15 resulted in a decrease in other assets of $35.9 million and a decrease in long-term debt of $35.9 million as of December 31, 2015 on the Condensed Consolidated Balance Sheet.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”).  This ASU will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement.  It provides guidance about whether a cloud computing arrangement includes a software license.  The amendments in ASU 2015-05 have been adopted prospectively. The adoption of ASU 2015-05 does not have a material impact on the financial statements.

Recently Issued Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted. We are currently in the process of evaluating this new standard update.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”). This ASU requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years ending after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. We are currently in the process of evaluating this new standard update.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  This ASU requires equity investments except those under the equity method of accounting to be measured at fair value with the changes in fair value recognized in net income.  The amendment simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. In addition, it also requires enhanced disclosures about investments.  The amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application for certain provisions is allowed but early adoption of the amendments is not permitted.  An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We are currently in the process of evaluating this new standard update.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). Previous revenue recognition guidance in U.S. GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principal, five steps are required to be applied. In addition, ASU 2014-09 expands and enhances disclosure requirements which require disclosing sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This includes both qualitative and quantitative information. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” (“ASU 2015-14”). The amendments in ASU 2015-14 delay the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017 and allow early adoption as of the original public entity effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), (“ASU 2016-08”). This ASU clarifies the implementation guidance on principal versus agent considerations. The updated guidance improves the understandability of determining whether an entity is a principal or agent, the nature of the good or service, and involvement of other parties in a sale. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”). ASU 2016-10 clarifies two aspects of Topic 606: identifying performance obligation and the licensing implementation guidance, while retaining the related principles for those areas.  The amendments in ASU 2016-08 and ASU 2016-10 are effective in conjunction with ASU 2015-14. We are currently in the process of evaluating this new standard update.

Note 3 Divestitures

Sale of North American foam trays and absorbent pads business

On April 1, 2015, we completed the sale of our North American foam trays and absorbent pads business to NOVIPAX, a portfolio company of Atlas Holdings LLC, for net proceeds of $76 million, net of certain purchase price adjustments of $6 million and subject to final purchase price adjustment. In 2015, we recorded a $27 million pre-tax gain on the sale of business which was reflected in our Condensed Consolidated Statement of Operations.  There was no impact to the Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 or March 31, 2015 due to this disposition.

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

For the three months ended March 31, 2015, the North American foam trays and absorbent pads businesses contributed approximately $53 million of net sales and $10 million of earnings before income taxes, which excludes certain allocated costs, including corporate support services, for which the Company would normally include in measuring its performance.

Sale of European food trays business

On November 1, 2015, we completed the sale of our European food trays business to Faerch Plast A/S, a European food packaging solutions provider, for net proceeds at that time of €18 million euros or approximately $19 million, net of certain purchase price adjustments of €2 million euros or approximately $2 million and subject to final purchase price adjustments. The net proceeds excluded contingent consideration which will be received if certain performance targets are met. This transaction follows the sale of our North American foam trays and absorbent pads business in April 2015 and is aligned with our continued commitment to a disciplined approach to portfolio management strategy. The European sale included the manufacturing facilities in Poole, UK and Bunol, Spain.

In the Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 we recorded an additional $2 million pre-tax loss on the sale of business primarily due to a reduction in the net proceeds that occurred during the three months ended March 31, 2016.  This resulted in cumulative net proceeds of €16 million euros or approximately $17 million which is still subject to final purchase price adjustments.

The European food trays business was part of the Company’s Food Care division.

For the three months ended March 31, 2015, the European food trays business contributed approximately $14 million of net sales and $2 million of earnings from continuing operations before income tax provision, respectively, which excludes certain allocated costs, including corporate support services for which the Company would normally include in measuring its performance.

Note 4 Segments

The Company’s segment reporting structure consists of three reportable segments and an “Other” category and is as follows:

•	Food Care;
•	Diversey Care;
•	Product Care; and
•	Other (includes Corporate, Medical Applications and New Ventures businesses).

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

We allocate and disclose depreciation and amortization expense to our segments, although property and equipment, net is not allocated to the segment assets, nor is depreciation and amortization included in the segment performance metric Adjusted EBITDA. We also disclose restructuring and other charges by segment, although these items are not included in the segment performance metric Adjusted EBITDA since restructuring and other charges are categorized as special items as outlined in the table reconciling Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP net earnings from continuing operations set forth below. The accounting policies of the reportable segments and Other are the same as those applied to the Consolidated Financial Statements.

The following tables show Net Sales and Adjusted EBITDA by our segment reporting structure:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Net Sales:
Food Care	$764.7	$879.8
As a % of Total Company net sales	48.1%	50.4%
Diversey Care	441.4	467.9
As a % of Total Company net sales	27.8%	26.8%
Product Care(1)	367.2	379.9
As a % of Total Company net sales	23.1%	21.8%
Total Reportable Segments Net Sales	1,573.3	1,727.6
Other(1)	17.3	18.8
Total Company Net Sales	$1,590.6	$1,746.4

	Three Months Ended
	March 31,
(In millions)	2016	2015
Adjusted EBITDA:
Food Care	$147.8	$190.5
Adjusted EBITDA Margin	19.3%	21.7%
Diversey Care	36.3	41.1
Adjusted EBITDA Margin	8.2%	8.8%
Product Care(1)	77.1	76.4
Adjusted EBITDA Margin	21.0%	20.1%
Total Reportable Segments Adjusted EBITDA	261.2	308.0
Other(1)	(18.1)	(23.8)
Non-U.S. GAAP Total Company Adjusted EBITDA	$243.1	$284.2
Adjusted EBITDA Margin	15.3%	16.3%

(1)

As of January 1, 2016, our Kevothermal business was moved from Other to our Product Care Segment. This resulted in a reclassification of $2.8 million of net sales and $0.8 million of adjusted EBITDA for the three months ended March 31, 2015.

The following table shows a reconciliation of Total Company Adjusted EBITDA to Net earnings available to common stockholders:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Total Company Adjusted EBITDA	$243.1	$284.2
Depreciation and amortization (1)	(63.5)	(73.1)
Special items:
Accelerated depreciation of non-strategic assets related to restructuring programs	—	0.6
Restructuring and other charges(2)	—	(12.7)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(6.1)	(8.6)
Gain from sale of building in connection with relocation	—	3.5
SARs	(0.3)	(2.9)
Foreign currency exchange (loss) gains related to Venezuelan subsidiaries	(1.7)	0.8
Loss from sale of European food trays business	(1.6)	—
Other special items	(2.9)	(2.0)
Interest expense	(54.7)	(58.5)
Income tax provision	20.4	34.1
Net earnings available to common stockholders	$91.9	$97.2

(1)	Depreciation and amortization by segment is as follows:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Food Care	$25.7	$28.5
Diversey Care	23.0	26.1
Product Care	9.6	10.1
Total reportable segments	58.3	64.7
Other	5.2	8.4
Total Company depreciation and amortization(1)	$63.5	$73.1

(1)	Includes share-based incentive compensation of $14.4 million for the three months ended March 31, 2016 and $18.3 million for the three months ended March 31, 2015.
(2)	Restructuring and other charges by segment were as follows:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Food Care	$—	$6.9
Diversey Care	—	3.2
Product Care	—	2.6
Total reportable segments	—	12.7
Other	—	—
Total Company restructuring and other charges	$—	$12.7

Assets by Reportable Segments

The following table shows assets allocated by our segment reporting structure.  Only assets identifiable by segment and reviewed by our chief operating decision maker by segment are allocated by the reportable segment assets, which are trade receivables, net, and finished goods inventory, net.  All other assets are included in “Assets not allocated.”

	March 31,	December 31,
(In millions)	2016	2015
Assets:
Trade receivables, net, and finished goods inventories, net
Food Care	$555.6	$522.4
Diversey Care	467.6	440.3
Product Care	230.1	222.0
Other	17.8	12.5
Total segments and other	1,271.1	1,197.2
Assets not allocated
Cash and cash equivalents	315.7	358.4
Property and equipment, net	954.4	930.7
Goodwill	2,929.4	2,909.5
Intangible assets, net	783.6	784.3
Assets held for sale	3.5	10.3
Other	1,281.6	1,199.6
Total	$7,539.3	$7,390.0

Note 5 Inventories

The following table details our inventories:

	March 31,	December 31,
(In millions)	2016	2015
Inventories:
Raw materials	$130.8	$109.6
Work in process	$122.2	112.4
Finished goods	$483.5	438.8
Total	$736.5	$660.8

Note 6 Property and Equipment, net

The following table details our property and equipment, net:

	March 31,	December 31,
(In millions)	2016	2015
Land and improvements	$89.0	$86.7
Buildings	617.5	602.0
Machinery and equipment	2,177.3	2,141.3
Other property and equipment	131.4	129.1
Construction-in-progress	210.9	190.7
Property and equipment, gross	3,226.1	3,149.8
Accumulated depreciation and amortization	(2,271.7)	(2,219.1)
Property and equipment, net	$954.4	$930.7

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended
	March 31,
(In millions)	2016	2015
Interest cost capitalized	$1.6	$1.0
Depreciation and amortization expense for property and equipment	$27.7	$32.2

Note 7 Goodwill and Identifiable Assets

Goodwill

The following table shows our goodwill balances by our segment reporting structure.  We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.  As of March 31, 2016, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

(In millions)	Food Care	Diversey Care	Product Care	Other	Total
Gross Carrying Value at December 31, 2015	$804.3	$1,820.9	$1,373.7	$1.6	$4,000.5
Accumulated impairment	(208.0)	(883.0)	—	—	(1,091.0)
Carrying Value at December 31, 2015	$596.3	$937.9	$1,373.7	$1.6	$2,909.5
Acquisition method adjustments	(0.3)	—	—	—	(0.3)
Currency translation	0.2	19.4	0.7	(0.1)	20.2
Gross Carrying Value at March 31, 2016	804.2	1,840.3	1,374.4	1.5	4,020.4
Accumulated impairment	(208.0)	(883.0)	—	—	(1,091.0)
Carrying Value at March 31, 2016	$596.2	$957.3	$1,374.4	$1.5	$2,929.4

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives.  As of March 31, 2016, there were no impairment indicators present.

	March 31, 2016				December 31, 2015
	Gross				Gross
	Carrying	Accumulated	Accumulated		Carrying	Accumulated	Accumulated
(In millions)	Value	Amortization	Impairment	Net	Value	Amortization	Impairment	Net
Customer relationships	$861.8	$(269.0)	$(148.9)	$443.9	$846.2	$(249.4)	$(148.9)	$447.9
Trademarks and tradenames	1.8	(0.6)	—	1.2	1.7	(0.4)	—	1.3
Capitalized Software	153.9	(129.0)	—	24.9	143.0	(125.3)	—	17.7
Technology	142.5	(68.6)	(22.2)	51.7	141.9	(65.0)	(22.2)	54.7
Contracts	43.3	(32.5)	—	10.8	42.8	(31.2)	—	11.6
Total intangible assets with definite lives	1,203.3	(499.7)	(171.1)	532.5	1,175.6	(471.3)	(171.1)	533.2
Trademarks and tradenames with indefinite lives(1)	881.3	—	(630.2)	251.1	881.3	—	(630.2)	251.1
Total identifiable intangible assets	$2,084.6	$(499.7)	$(801.3)	$783.6	$2,056.9	$(471.3)	$(801.3)	$784.3

(1)	The intangible assets include $251 million of trademarks and trade names that we have determined to have indefinite useful lives, primarily acquired in connection with the acquisition of Diversey.

The following table shows the remaining estimated future amortization expense at March 31, 2016.

Year	Amount (in millions)
Remainder of 2016	$65.6
2017	81.3
2018	68.1
2019	58.4
Thereafter	259.1
Total	$532.5

Note 8 Accounts Receivable Securitization Programs

U.S. Accounts Receivable Securitization Program

We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to an indirectly wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables with two banks and issuers of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries. Any transfers of fractional ownership interests of receivables under the U.S. receivables securitization program to the two banks and issuers of commercial paper administered by these banks are considered secured borrowings with pledge of collateral and will be classified as short-term borrowings on our Condensed Consolidated Balance Sheets. These banks do not have any recourse against the general credit of the Company. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

As of March 31, 2016, the maximum purchase limit for receivable interests was $90 million, subject to the availability limits described below.

The amounts available from time to time under this program may be less than $90 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During the three months ended March 31, 2016, the level of eligible assets available under the program was lower than $90 million primarily due to certain required reserves against our receivables. As a result, the amount available to us under the program was $72 million at March 31, 2016. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

The program expires annually in September and is renewable.  The program was renewed in September 2015 for an additional year.

European Accounts Receivables Securitization Program

We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks and issuers of commercial paper administered by these banks.  The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable.  We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV, and are exposed to the risk of uncollectable receivables held by the SPV.  Therefore, the SPV is consolidated in our Condensed Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as short-term borrowings on our Condensed Consolidated Balance Sheet. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.

As of March 31, 2016, the maximum purchase limit for receivable interests was €110 million, ($125 million equivalent at March 31, 2016) subject to availability limits.  The terms and provisions of this program are similar to our U.S. program discussed above. As of March 31, 2016, the amount available under this program was €91 million ($103 million equivalent as of March 31, 2016).

This program expires annually in February and is renewable. The program was renewed in February 2016 for an additional year.

Utilization of Our Accounts Receivable Securitization Programs

As of March 31, 2016, there were borrowings of $70 million outstanding under our U.S. program and borrowings of €72 million ($82 million equivalent as of March 31, 2016) under our European program. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. Total interest expense related to the use of these programs was less than $1 million for the three months ended March 31, 2016 and March 31, 2015.

Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at March 31, 2016.

As of December 31, 2015, the total amount of borrowings was $67 million under our U.S. program and €70 million ($77 million equivalent as of December 31, 2015) under our European program.

Note 9 Restructuring and Relocation Activities

Consolidation of Restructuring Programs

As reported in our 2015 Form 10-K, our December 2011 Integration and Optimization Program (“IOP”) is substantially complete and is not expected to significantly impact 2016. The May 2013 Earnings Quality Improvement Program (“EQIP”) and the December 2014 Fusion program will show significant activity in 2016.

In the first quarter of 2016, the Board of Directors agreed to consolidate the remaining activities of all restructuring programs to create a single program to be called the “Sealed Air Restructuring Program” or the “Program.”

Program metrics are as follows:

Program	EQIP	Fusion	Total
Announcement Date	May 2013	December 2014
Status	Estimated to be completed by 12/31/2016	Estimated to be completed by 12/31/2018
Approximate positions eliminated by the program	900	1,050	1,950
Estimated Program Costs (in millions):
Costs of reduction in headcount as a result of reorganization	$130	$105-$110	$235-$240
Other expenses associated with the plan	50-55	110-115	160-170
Total expense	$180-185	$215-225	$395-410
Capital expenditures	45	205-210	250-255
Proceeds, foreign exchange and other cash items	(5) -(10)	(60)-(65)	(65)-(75)
Total estimated net cash cost	$220	$360-$370	$580-$590
Program to Date Cumulative Expense (in millions):
Costs of reduction in headcount as a result of reorganization	$130	$83	$213
Other expenses associated with the plan	48	36	84
Total Cumulative Expense	$178	$119	$297
Capital expenditures	$45	$64	$109

The following table details our restructuring activities as reflected in the Condensed Statement of Operations for the three months ended March 31, 2016 and 2015:

	Three months ended March 31
(In millions)	2016	2015
Other associated costs	$6.1	$8.6
Restructuring charges	—	12.7
Total Expense	$6.1	$21.3
Capital Expenditures	$19.1	$2.4

The restructuring accrual, spending and other activity for the three months ended March 31, 2016 and the accrual balance remaining at March 31, 2016 related to these programs were as follows (in millions):

Restructuring accrual at December 31, 2015	$76.3
Accrual and accrual adjustments	(0.2)
Cash payments during 2016	(12.6)
Effect of changes in foreign currency exchange rates	2.0
Restructuring accrual at March 31, 2016	$65.5

We expect to pay $61 million of the accrual balance remaining at March 31, 2016 within the next twelve months. This amount is included in accrued restructuring costs on the Condensed Consolidated Balance Sheet at March 31, 2016. The remaining accrual of $4 million is expected to be paid in 2017.  This amount is included in other non-current liabilities on our Condensed Consolidated Balance Sheet at March 31, 2016.

Fusion

The most substantial component of our Restructuring Program is the Fusion Program (“Fusion” or the “Plan”), which was approved by the Company’s Board of Directors on December 18, 2014 and consists of a portfolio of restructuring projects across all of our divisions as part of our transformation of Sealed Air into a knowledge-based company, including reduction in headcount and consolidation and relocation of certain facilities and offices.

Fusion includes that relocation of our global headquarters to Charlotte, North Carolina, including the headquarters for our divisions, research and development facilities, and corporate offices. By December 31, 2017, we anticipate approximately 1,300 jobs will have been relocated to Charlotte primarily from our former corporate headquarters in Elmwood Park, New Jersey; and facilities in Saddle Brook, New Jersey; Racine, Wisconsin; and, Duncan and Greenville, South Carolina. The cost of the Charlotte campus is estimated to be approximately $120 million.

In January, 2015, in connection with our relocation efforts, we closed on an agreement to sell our building located in Racine, Wisconsin.  The final sales price was $30 million, of which net proceeds of $24 million were received as part of the closing along with a $6 million unsecured promissory note which was received in the third quarter of 2015.  We recorded a pre-tax gain on the sale of approximately $3 million in the first quarter of 2015.

EQIP

In May 2013, we announced the commencement of EQIP, which is an initiative to deliver meaningful cost savings and network optimization. The costs associated with this plan consist primarily of a reduction in headcount and other costs associated with divisional realignment and connected profitability improvement programs and costs and capital expenditures associated with incremental supply chain network optimization projects, including facility relocation and closures. The plan is expected to be substantially completed by the end of 2016.

Note 10 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth on the following table:

	March 31,	December 31,
(In millions)	2016	2015(3)
Short-term borrowings (1)	$353.1	$241.9
Current portion of long-term debt	61.6	46.6
Total current debt	414.7	288.5
Term Loan A due July 2017	249.7	249.7
Term Loan A due July 2019 (2)	1,055.5	1,058.9
6.50% Senior Notes due December 2020	422.8	422.7
4.875% Senior Notes due December 2022	419.1	418.9
5.25% Senior Notes due April 2023	419.2	419.0
4.50% Senior Notes due September 2023	449.2	432.9
5.125% Senior Notes due December 2024	419.8	419.7
5.50% Senior Notes due September 2025	396.1	396.1
6.875% Senior Notes due July 2033	445.2	445.2
Other	3.4	3.7
Total long-term debt, less current portion(5)	4,280.0	4,266.8
Total debt(4)(6)	$4,694.7	$4,555.3

(1)

Short-term borrowings of $353 million at March 31, 2016 are comprised primarily of $70 million of borrowings outstanding under our U.S. accounts receivable securitization program, $82 million of borrowings outstanding under our European accounts receivable securitization program, $92 million outstanding under our revolving credit facility and $109 million short-term borrowing from various lines of credit. Short-term borrowings at December 31, 2015 are comprised primarily of $67 million of borrowings outstanding under our U.S. accounts receivable securitization program, $77 million of borrowings outstanding under our European accounts receivable securitization program and $98 million short-term borrowings from various lines of credit.

(2)	Term Loan A facility due July 2019 has required prepayments which are due in 2016.
(3)

As of January 1, 2016, we have adopted ASU 2015-03 and ASU 2015-15 which resulted in $36 million of unamortized debt issuance costs being reclassified from other assets to long-term debt. See Note 2, “Recently Issued Accounting Standards” for additional information related to this adoption.

(4)

As of March 31, 2016, our weighted average interest rate on our short-term borrowings outstanding was 3.5% and on our long-term debt outstanding was 4.6%. As of December 31, 2015, our weighted average interest rate on our short-term borrowings outstanding was 3.4% and on our long-term debt outstanding was 4.6%.

(5)	Amounts are net of unamortized discounts/issuance costs of $35 million as March 31, 2016 and $36 million as of December 31, 2015.
(6)	Long-term debt instruments are listed in order of priority.

Senior Notes

In the second quarter 2015, Sealed Air issued $400 million of 5.50% Senior Notes due September 15, 2025 and €400 million of 4.50% Senior Notes due September 15, 2023.  The proceeds from these notes were used to repurchase the Company’s $750 million 8.375% Notes due September 2021.  The aggregate repurchase price was $866 million, which included the principal amount of $750 million, a premium of $99 million and accrued interest of $17 million.  We recognized a total pre-tax loss of $111 million on the repurchase, which included the premiums mentioned above. Also included in the loss on debt redemption was $11 million of accelerated amortization of original non-lender fees related to the 8.375% Senior Notes. We also capitalized $8 million of fees incurred in connection with the 5.50% Senior Notes and 4.50% Senior Notes that are included as a reduction to long-term debt, less current portion on our Condensed Consolidated Balance Sheet.

Lines of Credit

The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the Revolving Credit Facility discussed above, and the amounts available under our accounts receivable securitization programs.

	March 31,	December 31,
(In millions)	2016	2015
Used lines of credit (1)(2)	$353.1	$241.9
Unused lines of credit	935.0	1,039.9
Total available lines of credit(3)	$1,288.1	$1,281.8

(1)	Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.
(2)

As of March 31, 2016 and December 31, 2015, there were $57 million and $56 million of cash held on deposit, respectively, as a compensating balance for certain short-term borrowings that are included in other current assets on the Condensed Consolidated Balance Sheet.

(3)	Of the total available lines of credit, $875 million were committed as of March 31, 2016.

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Second Amended and Restated Syndicated Credit Facility (“Amended Credit Facility”) contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Amended Credit Facility). We were in compliance with the above financial covenants and limitations at March 31, 2016.

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

Foreign Currency Forward Contracts Designated as Cash Flow Hedges

The primary purpose of our cash flow hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material purchases that are denominated in foreign currencies in order to minimize the impact of the changes in foreign currencies. We record gains and losses on foreign currency forward contracts qualifying as cash flow hedges in other comprehensive income to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains and losses in cost of sales, on our Condensed Consolidated Statements of Operations. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months.

Net unrealized after-tax gains/losses related to these contracts that were included in other comprehensive income were $3.4 million loss for the three months ended March 31, 2016, respectively, and $1 million gain for the three months ended March 31, 2015. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

We estimate that $2.5 million of net unrealized derivative gains included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next twelve months.

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

Interest Rate Swaps

From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At March 31, 2016, we had no outstanding interest rate swaps.

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

Net Investment Hedge

During the second quarter of 2015, we entered into a series of foreign currency exchange forwards totaling €270 million.  These foreign currency exchange forwards hedged a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates and expired in June 2015. The loss of $3.5 million ($2.2 million after tax) is recorded in AOCI on our Condensed Consolidated Balance Sheet.

The €400 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the fair value of the debt was $3.8 million as of March 31, 2016 and is reflected in long-term debt on our Condensed Consolidated Balance Sheet.

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

The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow		Net Investment Hedge		Non-Designated		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(In millions)	2016	2015	2016	2015	2016	2015	2016	2015
Derivative Assets
Foreign currency forward contracts	$1.6	$3.2	$—	$—	$15.6	$25.0	$17.2	$28.2
Interest rate and currency swaps	37.3	44.0	—	—	—	—	37.3	44.0
Total Derivative Assets (2)	$38.9	$47.2	$—	$—	$15.6	$25.0	$54.5	$72.2

Derivative Liabilities
Foreign currency forward contracts	$(4.6)	$(1.3)	$—	$—	$(22.3)	$(43.5)	$(26.9)	$(44.8)
Cross-currency swaps	—	—	(32.4)	(12.0)	—	—	(32.4)	(12.0)
Total Derivative Liabilities(2)	$(4.6)	$(1.3)	$(32.4)	$(12.0)	$(22.3)	$(43.5)	$(59.3)	$(56.8)
Net Derivatives (1)	$34.3	$45.9	$(32.4)	$(12.0)	$(6.7)	$(18.5)	$(4.8)	$15.4

(1)	Excludes €400 million of euro-denominated debt ($449 million equivalent at March 31, 2016), designated as a net investment hedge.
(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities		Other Non-current Assets		Other Non-current Liabilities
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(In millions)	2016	2015	2016	2015	2016	2015	2016	2015
Gross position	$25.0	$36.2	$(26.9)	$(44.8)	$29.5	$36.0	$(32.4)	$(12.0)
Impact of master netting agreements	(0.2)	(24.1)	0.2	24.1	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$24.8	$12.1	$(26.7)	$(20.7)	$29.5	$36.0	$(32.4)	$(12.0)

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

	Amount of Gain (Loss) Recognized in
	Earnings on Derivatives
	Three Months Ended
	March 31,
(In millions)	2016	2015
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts(1)	$1.7	$0.8
Interest rate and currency swaps(2)	(10.9)	15.0
Treasury locks(3)	0.1	0.1
Sub-total cash flow hedges	(9.1)	15.9
Fair Value Hedges:
Interest rate swaps	0.1	0.1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	(10.6)	37.9
Total	$(19.6)	$53.9

(1)	Amounts recognized on the foreign currency forward contracts were included in cost of sales during the three months ended March 31, 2016 and other income, net in the three months ended March 31, 2015.
(2)

Amounts recognized on the interest rate and currency swaps for the three months ended March 31, 2016 and 2015, included a $10 million loss and $17 million gain, respectively, which is included in other income, net and interest expense of $1 million and $2 million related to the hedge of the interest payments.

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

The following table details the fair value hierarchy of our financial instruments:

	March 31, 2016
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$52.1	$44.1	$8.0	$—
Compensating balance deposits	$56.7	$56.7	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts	$(9.7)	$—	$(9.7)	$—
Interest rate and currency swaps	$37.3	$—	$37.3	$—
Cross-currency swaps	$(32.4)	$—	$(32.4)	$—

	December 31, 2015
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$56.3	$48.3	$8.0	$—
Compensating balance deposits	$56.5	$56.5	$—	$—
Derivative financial instruments net asset (liability):
Foreign currency forward contracts	$(16.5)	$—	$(16.5)	$—
Interest rate and currency swaps	$44.0	$—	$44.0	$—
Cross-currency swaps	$(12.0)	$—	$(12.0)	$—

Cash Equivalents

Our cash equivalents at March 31, 2016 and December 31, 2015 consisted of commercial paper (fair value determined using Level 2 inputs) and bank time deposits (Level 1). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

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

The table below shows the carrying amounts and estimated fair values of our total debt:

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount(2)	Value
Term Loan A Facility due July 2017	$249.7	$249.7	$249.7	$249.7
Term Loan A Facility due July 2019(1)	1,115.3	1,115.3	1,103.8	1,103.8
6.50% Senior Notes due December 2020	422.8	476.9	422.7	473.7
4.875% Senior Notes due December 2022	419.1	441.9	418.9	426.5
5.25% Senior Notes due April 2023	419.2	448.6	419.0	436.2
4.50% Senior Notes due September 2023(1)	449.2	476.6	432.9	452.7
5.125% Senior Notes due December 2024	419.8	441.2	419.7	427.6
5.50% Senior Notes due September 2025	396.1	419.3	396.1	410.2
6.875% Senior Notes due July 2033	445.2	473.4	445.2	462.7
Other foreign loans(1)	182.9	183.1	165.7	165.8
Other domestic loans	175.4	175.6	81.6	81.9
Total debt	$4,694.7	$4,901.6	$4,555.3	$4,690.8

(1)	Includes borrowings denominated in currencies other than U.S. dollars.
(2)

As of January 1, 2016, we have adopted ASU 2015-03 and ASU 2015-15 which resulted in $36 million of unamortized debt issuance costs being reclassified from other assets to long-term debt. See Note 2, “Recently Issued Accounting Standards” for additional information related to this adoption.

As of March 31, 2016, we did not have any non–financial assets and liabilities, aside from contingent consideration liabilities related to acquisitions and certain equity compensation, that were carried at fair value on a recurring basis in the Condensed Consolidated Financial Statements or for which a fair value measurement was required. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets and asset retirement obligations. Refer to Note 16 “Stockholders’ Equity” for share based compensation and below for contingent consideration.

Contingent Consideration

As part of the Intellibot acquisition in 2015, the Company recorded contingent consideration which is classified as a liability which includes earnout fees to be paid out in cash to the seller over a 10 year period based on various percentages of net sales of the Intellibot business over the 10 year period. Since it is classified as a liability, we must remeasure to fair value each reporting period. The fair value of the liability as of March 31, 2016 was $10 million, mostly included in non-current liabilities on the Condensed Consolidated Balance Sheet. The less than $1 million change in fair value for the three months ended March 31, 2016 was recognized in selling, general and administrative expenses. The valuation of the contingent consideration is based on a probability weighted projection of payments over the 10 year period using the deterministic method. These projections are based on our internal forecast of the business performance and since this is an unobservable input used in the fair value measurement it would be considered a Level 3 input (as defined above). In addition, the probability weighted earnout payments were present valued using factors to consider the risk associated with achievement of the sales forecast and the credit risk associated with the payments.

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

Note 13 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans

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

The following table shows the components of our net periodic benefit cost (income) for our defined benefit pension plans for the three months ended March 31, 2016 and 2015:

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost or (income):
Service cost	$0.1	$2.5	$2.6	$0.3	$2.5	$2.8
Interest cost	1.9	6.4	8.3	2.2	7.6	9.8
Expected return on plan assets	(2.5)	(9.1)	(11.6)	(2.9)	(10.3)	(13.2)
Amortization of net actuarial loss	0.5	2.3	2.8	0.5	2.4	2.9
Net periodic benefit cost (income)	—	2.1	2.1	0.1	2.2	2.3
Cost (income) of settlement/curtailment	—	0.1	0.1	—	0.3	0.3
Total benefit cost (income)	$—	$2.2	$2.2	$0.1	$2.5	$2.6

The following table shows the components of our net periodic benefit cost for our other employee benefit plans for the three month period ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Components of net periodic benefit cost or (income):
Service cost	$—	$0.3
Interest cost	0.5	0.8
Amortization of net prior service cost	(0.4)	(0.2)
Amortization of net actuarial loss	—	0.1
Net periodic benefit cost	$0.1	$1.0

Note 14 Income Taxes

Effective Income Tax Rate and Income Tax Provision

Our effective income tax rate for the three months ended March 31, 2016 was 18.2%. Our effective income tax rate benefited from a favorable earnings mix with earnings in jurisdictions with lower tax rates.  The Company also recorded net discrete benefits of $8  million, including $3 million related to repatriation strategies and $4 million for releases of certain reserves due to the expiration of the statute of limitations and settlements with taxing authorities. The reserves are primarily related to positions recorded at the time of the Diversey acquisition.

Our effective income tax rate for the three months ended March 31, 2015 was 25.9%. Our effective income tax rate benefited from a favorable earnings mix with earnings in jurisdictions with low tax rates.

Unrecognized Tax Benefits

During the three months ended March 31, 2016, we did not make a material change to our unrecognized tax benefits other than those disclosed above. We have not changed our policy with regard to the reporting of penalties and interest related to unrecognized tax benefits.

Note 15 Commitments and Contingencies

Cryovac Transaction Commitments and Contingencies

Refer to Part II, Item 8, Note 17, “Commitments and Contingencies” to our audited Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a description of the Settlement agreement (as defined therein).

Environmental Matters

We are subject to loss contingencies resulting from environmental laws and regulations, and we accrue for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals are not reduced by potential insurance recoveries, if any. We do not believe that it is reasonably possible that our liability in excess of the amounts that we have accrued for environmental matters will be material to our Condensed Consolidated Balance Sheet or Statement of Operations. Environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated.

We evaluate these liabilities periodically based on available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, we adjust the recorded accruals, as necessary. We believe that these exposures are not material to our Condensed Consolidated Balance Sheet or Statement of Operations. We believe that we have adequately reserved for all probable and estimable environmental exposures.

Guarantees and Indemnification Obligations

We are a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

•

product warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide that products will conform to specifications. We generally do not establish a liability for product warranty based on a percentage of sales or other formula. We accrue a warranty liability on a transaction-specific basis depending on the individual facts and circumstances related to each sale. Both the liability and annual expense related to product warranties are immaterial to our Condensed Consolidated Balance Sheet or Statement of Operations; and

•	licenses of intellectual property by us to third parties in which we have agreed to indemnify the licensee against third party infringement claims.

Note 16 Stockholders’ Equity

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

During the three months ended March 31, 2016 and March 31, 2015, we repurchased 699,345 and 1,014,147 shares, for approximately $32 million and $44 million, respectively. These repurchases were made under privately negotiated or open market transactions in accordance with Rule 10b5-1 of the Securities Act of 1933, as amended, and pursuant to the share repurchase program previously approved by our Board of Directors.

Additionally, during the three months ended March 31, 2015, the Company entered into an accelerated share repurchase agreement with a third-party financial institution to repurchase $25 million of the Company’s common stock.  Upon completion of the transaction, the Company received a total of 546,574 shares with an average price of $45.74 per share.

Dividends

On February 17, 2016, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, or $26 million, which was paid on March 18, 2016 to stockholders of record at the close of business day March 4, 2016.

On March 21, 2016, our Board of Directors declared a quarterly cash dividend of $0.16 per common share. The dividend is payable on June 17, 2016 to stockholders of record at the close of business on June 3, 2016.

The dividend payment discussed above is recorded as a reduction to cash and cash equivalents and retained earnings on our Condensed Consolidated Balance Sheets. Our credit facility and our notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Financial Condition and Results of Operations. There is no guarantee that our Board of Directors will declare any further dividends.

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

The table below shows our total share-based incentive compensation expense:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Total share-based incentive compensation expense (1)	$14.4	$18.3

(1)

The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock or the expense or income related to SARs and certain cash-based awards.  See Stock Appreciation Rights below for further details of SARs. At March 31, 2016 and March 31, 2015, our other cash-based awards were not material to our Condensed Consolidated Balance Sheet or Statement of Operations.

President and Chief Executive Officer (CEO) 2016 Inducement Awards

On January 15, 2016, Mr. Peribere, entered into a letter agreement (the “Amendment Letter”) amending the terms of his employment letter with the Company dated August 28, 2012 to extend the term of Mr. Peribere’s employment and make certain compensation adjustments. The Amendment Letter also provides Mr. Peribere with two additional awards of restricted stock units under the Company’s 2014 Omnibus Incentive Plan (the “Inducement Awards”), one that is time-vesting and the other that is performance-vesting.

The time-vesting Inducement Award, for 75,000 shares, requires Mr. Peribere to remain in service with the Company through December 31, 2017.   The grant date fair value for this award was $39.95.

The performance-vesting Inducement Award, also for 75,000 shares, in addition to the time-vesting requirement noted above, requires that either (i) the Company’s cumulative total stockholder return (“TSR”) for 2016-2017 be in the top 25% of its peers (using the same peers and methodology under the Company’s performance stock unit (PSU) awards) and the Company’s stock price as of December 31, 2017 equals at least $43.70/share, or (ii) the Company’s stock price as of December 31, 2017 equals at least $55/share. The Amendment Letter provides that the stock price as of December 31, 2017 for this purpose will be determined using a 30-day arithmetic mean of closing prices.  Since the award includes a market condition, compensation expense will be recognized regardless of whether the market condition is satisfied provided that the requisite service has been provided.

The grant date fair value for this award was determined using a Monte Carlo Simulation model that incorporates predictive modeling techniques using Geometric Brownian Motion and Crystal Ball’s random number generation. Other assumptions include the expected volatility of all companies included in the total shareholder return, valuation modeling of vesting payoff determination featuring both performance goals as noted above, the historical share price returns analysis of all companies included in the total shareholder return and assumes dividends are reinvested. The expected volatility was based on the historical volatility for a period of time that approximates the duration between the valuation date and the end of the performance period. The risk-free interest rate is based on the Zero-Coupon Treasury STRIP yield curve matching the term from the valuation date to the end of the performance period   Compensation expense for the performance-vesting Inducement Award is a fixed amount determined at the grant date fair value and is recognized 100% over the two-year award performance period regardless of whether shares are awarded at the end of the award performance period.

The assumptions used to calculate the grant date fair value of the performance-vesting Inducement Award are shown in the following table:

2016 Performance-vesting Inducement Award
Fair value on grant date	$12.55
Expected price volatility	24.6%
Risk-free interest rate	0.92%

The awards are described in further detail in Mr. Peribere’s Amendment Letter filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2016.

Performance Share Unit (“PSU”) Awards

During the first 90 days of each year, the Organization and Compensation (“O&C”) Committee of our Board of Directors approves PSU awards for our executive officers and other selected key executives, which include for each officer or executive a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the three-year performance period. Following the end of the performance period, in addition to shares, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. Each PSU is subject to forfeiture if the recipient terminates employment with the Company prior to the end of the three-year award performance period for any reason other than death, disability or retirement. In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant’s number of full months of service during the award performance period, further adjusted based on the achievement of the performance goals during the award performance period. All of these PSUs are classified as equity in the Condensed Consolidated Balance Sheet.

2016 Three-year PSU Awards

In February 2016, O&C Committee approved awards with a three-year performance period beginning January 1, 2016 to December 31, 2018 for certain executives. The Compensation Committee established principal performance goals, which are (i) total shareholder return (TSR) weighted at 50%, and (ii) 2018 consolidated adjusted EBITDA margin weighted at 50%. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares.

The number of PSUs granted and the grant date fair value of the PSUs are shown in the following table:

	TSR	Adjusted EBITDA
Number of units granted	124,755	165,391
Fair value on grant date	$57.14	$43.10

The assumptions used to calculate the grant date fair value of the PSUs based on TSR are shown in the following table:

TSR of 2016 PSU Award
Expected price volatility	26.5%
Risk-free interest rate	0.98%

2013 Three-year PSU Awards

In February 2016, the O&C Committee reviewed the performance results for the 2013-2015 PSUs. Performance goals for these PSUs were based on Adjusted EBITDA margins and relative TSR. The overall performance for 2013-2015 PSUs was above maximum levels and as a result these awards paid out at 200% of target or 1,074,017 units.

Stock Appreciation Rights (“SARs”)

In connection with the acquisition of Diversey, Sealed Air exchanged Diversey’s cash-settled stock appreciation rights and stock options that were unvested as of May 31, 2011 and unexercised at October 3, 2011 into cash-settled stock appreciation rights based on Sealed Air common stock. The remaining  unexercised SARs were fully vested as of March 31, 2015. We continue to record expense related to these SARs until the last expiration date of these awards (February 2020). The amount of related future expense will fluctuate based on exercise and forfeiture activity and changes in the assumptions used in the Black-Scholes valuation model, including the price of Sealed Air common stock.

We recognized SARs expense of less than $1 million and $3 million in the three months ended March 31, 2016 and 2015, respectively. Cash payments due to the exercise of these SARs were less than $1 million and $4 million in the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the remaining liability for these SARs was $4 million and is included in other current liabilities on our Condensed Consolidated Balance Sheet.

Note 17 Accumulated Other Comprehensive Income (Loss)

The following table provides details of comprehensive income (loss) for the three months ended March 31, 2016 and 2015:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Gains (Losses) on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Income (Loss), Net of Taxes
Balance at December 31, 2014	$(250.1)	$(369.9)	$—	$6.2	$(613.8)
Other comprehensive income (loss) before reclassifications	(0.4)	(58.1)	(8.0)	13.4	(53.1)
Less: amounts reclassified from accumulated other comprehensive income (loss)	2.4	—	—	(10.8)	(8.4)
Net current period other comprehensive income (loss)	2.0	(58.1)	(8.0)	2.6	(61.5)
Balance at March 31, 2015(1)(2)	$(248.1)	$(428.0)	$(8.0)	$8.8	$(675.3)

Balance at December 31, 2015	$(266.0)	$(564.0)	$1.7	$8.3	$(820.0)
Other comprehensive income (loss) before reclassifications	(0.2)	(9.3)	(22.6)	(9.6)	(41.7)
Less: amounts reclassified from accumulated other comprehensive income (loss)	1.9	—	—	5.5	7.4
Net current period other comprehensive income (loss)	1.7	(9.3)	(22.6)	(4.1)	(34.3)
Balance at March 31, 2016(2)	$(264.3)	$(573.3)	$(20.9)	$4.2	$(854.3)

(1)

For the three months ended March 31, 2015, certain foreign currency translation adjustments were misclassified within Accumulated Other Comprehensive Loss (“AOCI”) on the Consolidated Balance Sheet.  Refer Note 2 “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” under the heading “Reclassifications and Revisions” for further discussion of the revisions.

(2)

The ending balance in AOCI includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $(19.4) million as of March 31, 2016 and $68.7 million as of March 31, 2015.

The following table provides detail of amounts reclassified from accumulated other comprehensive income:

	Three Months Ended
	March 31,
(In millions)	2016 (1)	2015 (1)	Location of Amount Reclassified from AOCI
Defined benefit pension plans and other post- employment benefits:
Prior service costs	$0.4	$0.2	(2)
Actuarial losses	(2.8)	(3.0)	(2)
Settlement/curtailment loss	(0.1)	(0.3)	(2)
Total pre-tax amount	(2.5)	(3.1)
Tax (expense) benefit	0.6	0.7
Net of tax	(1.9)	(2.4)
Net gains (losses) on cash flow hedging derivatives:
Foreign currency forward contracts	1.7	0.8	(3) Other income, net
Interest rate and currency swaps	(10.8)	15.1	(3) Various
Treasury locks	0.1	0.1	(3) Interest expense
Total pre-tax amount	(9.0)	16.0
Tax (expense) benefit	3.5	(5.2)
Net of tax	(5.5)	10.8
Total reclassifications for the period	$(7.4)	$8.4

(1)	Amounts in parenthesis indicate debits to earnings (loss).
(2)

These accumulated other comprehensive components are included in the computation of net periodic benefit costs within cost of sales and selling, general, and administrative expenses on the Condensed Consolidated Statement of Operations.

(3)	These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 11, “Derivatives and Hedging Activities” for additional details.

Note 18 Other Income (Expense), net

The following table provides details of other income (expense), net:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Interest and dividend income	$3.6	$3.2
Net foreign exchange transaction gains (losses)	(1.5)	(0.5)
Bank fee expense	(1.4)	(1.1)
Net gain/(loss) on disposals of business and property and equipment	(2.7)	3.3
Other, net	(0.9)	0.5
Other income (expense), net	$(2.9)	$5.4

Note 19 Net Earnings Per Common Share

The following table shows the calculation of basic and diluted net earnings per common share under the two-class method:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2016	2015
Basic Net Earnings Per Common Share:
Numerator
Net earnings available to common stockholders	$91.9	$97.2
Distributed and allocated undistributed net loss to non- vested restricted stockholders	(0.6)	(0.6)
Distributed and allocated undistributed net earnings to common stockholders	91.3	96.6
Distributed net earnings - dividends paid to common stockholders	(25.4)	(27.3)
Allocation of undistributed net earnings to common stockholders	$65.9	$69.3
Denominator
Weighted average number of common shares outstanding - basic	195.2	208.9
Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.13	$0.13
Allocated undistributed net earnings to common stockholders	0.34	0.33
Basic net earnings per common share:	$0.47	$0.46
Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$91.3	$96.6
Add: Allocated undistributed net earnings to unvested restricted stockholders	0.4	0.5
Less: Undistributed net earnings (loss) reallocated to non- vested restricted stockholders	(0.4)	(0.5)
Net earnings available to common stockholders - diluted	$91.3	$96.6
Denominator
Weighted average number of common shares outstanding - basic	195.2	208.9
Effect of contingently issuable shares	0.5	1.2
Effect of unvested restricted stock units	0.7	0.8
Weighted average number of common shares outstanding - diluted under two-class	196.4	210.9
Effect of unvested restricted stock - participating security	0.6	0.8
Weighted average number of common shares outstanding - diluted under treasury stock	197.0	211.7
Diluted net earnings per common share	$0.46	$0.46

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our Condensed Consolidated Financial Statements and related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2015 Form 10-K and our Consolidated Financial Statements and related notes set forth in Item 8 of Part II of our 2015 Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Statements,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.

Highlights of Financial Performance

Below are the highlights of our financial performance for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,		%
(In millions, except per share amounts)	2016	2015	Change
Net sales	$1,590.6	$1,746.4	(8.9)%
Gross profit	$589.3	$649.6	(9.3)%
As a % of net sales	37.0%	37.2%
Operating profit	$171.6	$183.6	(6.5)%
As a % of net sales	10.8%	10.5%
Net earnings available to common stockholders	$91.9	$97.2	(5.5)%
Net earnings per common share - basic	$0.47	$0.46	2.2%
Net earnings per common share - diluted	$0.46	$0.46	(—)%
Weighted average number of common shares outstanding:
Basic	195.2	208.9
Diluted	197.0	211.7
Non-U.S. GAAP Adjusted EBITDA(1)	$243.1	$284.2	(14.5)%
Non-U.S. GAAP Adjusted EPS (2)	$0.50	$0.54	(7.4)%

(1)	See Note 4, “Segments” for a reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings.
(2)	See “Diluted Net Earnings per Common Share” for a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP adjusted EPS.

Diluted Net Earnings per Common Share

The following table presents a reconciliation of our U.S. GAAP EPS to non-U.S. GAAP adjusted EPS.

	Three Months Ended March 31,
	2016		2015
	Net		Net
(In millions, except per share data)	Earnings	EPS	Earnings	EPS
U.S. GAAP net earnings and EPS available to common stockholders (1)	$91.9	$0.46	$97.2	$0.46
Special items(2)	6.3	0.04	17.4	0.08
Non-U.S. GAAP adjusted net earnings and adjusted EPS available to common stockholders	$98.2	$0.50	$114.6	$0.54
Weighted average number of common shares outstanding - Diluted		197.0		211.7

(1)	Net earnings per common share are calculated under the two-class method.
(2)	Special items are certain specified infrequent, non-operational or one-time costs/credits that are included in our U.S. GAAP reported results.

For the three months ended March 31, 2016, this amount primarily includes restructuring and other associated costs related to our restructuring programs of $6 million ($5 million, net of taxes), loss from the sale of our European food trays business and other divestitures of $2 million ($2 million, net of taxes), and foreign currency exchange losses related to Venezuelan subsidiaries of $2 million ($2 million, net of taxes). This was partially offset by a $4 million reduction in tax reserves related to lapses in statute of limitations and settlements with taxing authorities.

For the three months ended March 31, 2015, this amount primarily includes restructuring and other associated costs related to our Fusion, EQIP and IOP programs of $19 million ($16 million, net of taxes), partially offset by a gain from the sale of our facility located in Racine, Wisconsin of approximately $3 million ($2 million, net of taxes).

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Three Months Ended March 31,
	2016		2015
		Effective		Effective
(In millions)	Provision	Tax Rate	Provision	Tax Rate
U.S. GAAP	$20.4	18.2%	$34.1	25.9%
Tax effect on special items(1)	6.4		4.5
Non-U.S. GAAP(2)	$26.8	21.5%	$38.6	25.2%

(1)	Represents the tax effect on special items recorded in the reconciliation of our U.S. GAAP earnings to our non-U.S. GAAP earnings, as discussed in the table above.
(2)	Our Adjusted Tax Rate is defined as the effective income tax rate on non-U.S. GAAP Adjusted Earnings before income tax provision.

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

The following table presents the approximate favorable or (unfavorable) impact foreign currency translation had on some of our Condensed Consolidated Financial Results:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Net sales	$(113.0)	$(145.7)
Cost of sales	$(73.8)	$89.2
Selling, general and administrative expenses	$(23.3)	$37.3
Net earnings	$(11.3)	$(10.8)
Adjusted EBITDA	$(17.8)	$(22.4)

Net Sales by Geographic Region

As previously announced, the Company underwent a reorganization of its AMAT region.  This reorganization involved transitioning the previously reported AMAT region to an Asia Pacific (APAC) region, which now includes Asia, Australia, New Zealand, and moving the Middle East, Africa and Turkey countries into the Company’s existing European regional organization, now referred to as EMEA.  This took effect beginning in the second quarter of 2015.  Net sales by geographic region for the three months ended March 31, 2016 and 2015 as follows:

	Three Months Ended
	March 31,		%
(In millions)	2016	2015	Change
North America	$664.0	$737.1	(9.9)%
As a % of net sales	41.7%	42.2%
EMEA(1)	547.9	580.7	(5.6)%
As a % of net sales	34.4%	33.3%
Latin America	144.4	177.8	(18.8)%
As a % of net sales	9.1%	10.2%
APAC(2)	234.3	250.8	(6.6)%
As a % of net sales	14.7%	14.4%
Total	$1,590.6	$1,746.4	(8.9)%

(1)	EMEA = Europe, Middle East and Africa
(2)	APAC = Asia, Australia, New Zealand, Japan and Korea

The following tables present the components of the change in net sales by geographic region for the three months ended March 31, 2016 compared with 2015.  We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

Three Months Ended March 31, (In millions)	North America		EMEA		Latin America		APAC		Total
2015 net sales	$737.1		$580.7		$177.8		$250.8		$1,746.4

Volume-Units	6.8	0.9%	14.8	2.5%	(8.1)	(4.6)%	1.0	0.4%	14.5	0.8%
Price/mix(1)	(20.3)	(2.8)%	4.6	0.8%	24.5	13.8%	1.0	0.4%	9.8	0.6%
Divestiture	(52.9)	(7.2)%	(14.2)	(2.4)%	—	—%	—	—%	(67.1)	(3.8)%
Total constant dollar change (Non-U.S. GAAP)	(66.4)	(9.1)%	5.2	0.9%	16.4	9.2%	2.0	0.8%	(42.8)	(2.4)%
Foreign currency translation	(6.7)	(0.8)%	(38.0)	(6.5)%	(49.8)	(28.0)%	(18.5)	(7.4)%	(113.0)	(6.5)%
Total	(73.1)	(9.9)%	(32.8)	(5.6)%	(33.4)	(18.8)%	(16.5)	(6.6)%	(155.8)	(8.9)%

2016 net sales	$664.0		$547.9		$144.4		$234.3		$1,590.6

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

Net Sales by Segment

The following table presents net sales by our segment reporting structure:

	Three Months Ended
	March 31,		%
(In millions)	2016	2015	Change
Net Sales:
Food Care	$764.7	$879.8	(13.1)%
As a % of Total Company net sales	48.1%	50.4%
Diversey Care	441.4	467.9	(5.7)%
As a % of Total Company net sales	27.8%	26.8%
Product Care(1)	367.2	379.9	(3.3)%
As a % of Total Company net sales	23.1%	21.8%
Total Reportable Segments	1,573.3	1,727.6	(8.9)%
Other(1)	17.3	18.8	(8.0)%
Total Company	$1,590.6	$1,746.4	(8.9)%

(1)

As of January 1, 2016, our Kevothermal business was moved from Other to our Product Care Segment. This resulted in a reclassification of $2.8 million of net sales for the three months ended March 31, 2015.

Components of Change in Net Sales by Segment

The following tables present the components of change in net sales by our segment reporting structure for the three months ended March 31, 2016 compared with March 31, 2015.  We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

Three Months Ended March 31, (In millions)	Food Care		Diversey Care		Product Care		Other		Total Company
2015 Net Sales	$879.8		$467.9		$379.9		$18.8		$1,746.4

Volume - Units	12.8	1.5%	(1.1)	(0.3)%	3.7	1.0%	(0.9)	(4.8)%	14.5	0.8%
Price/mix(1)	5.9	0.7%	7.9	1.7%	(4.8)	(1.3)%	0.8	4.3%	9.8	0.6%
Divestiture	(67.1)	(7.6)%	—	—%	—	—%	—	—%	(67.1)	(3.8)%
Total constant dollar change (Non-U.S. GAAP)	(48.4)	(5.4)%	6.8	1.4%	(1.1)	(0.3)%	(0.1)	(0.5)%	(42.8)	(2.4)%
Foreign currency translation	(66.7)	(7.7)%	(33.3)	(7.1)%	(11.6)	(3.0)%	(1.4)	(7.5)%	(113.0)	(6.5)%
Total change (U.S. GAAP)	(115.1)	(13.1)%	(26.5)	(5.7)%	(12.7)	(3.3)%	(1.5)	(8.0)%	(155.8)	(8.9)%

2016 Net Sales	$764.7		$441.4		$367.2		$17.3		$1,590.6

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

Food Care

Three Months Ended March 31, 2016 Compared With the Same Period of 2015

The $48 million, or 5% constant dollar decrease in net sales in 2016 compared with 2015 was primarily due to:

•	the divestiture of the North American foam trays and absorbent pads and European food trays businesses of $67 million.

This was partially offset by:

•

favorable price/mix of $6 million, reflecting an increase in Latin America and EMEA, primarily reflecting a favorable mix of new higher margin products and the implementation of value-added pricing initiatives, as well as pricing initiatives implemented to offset currency devaluation and non-material inflationary costs, which was partially offset by unfavorable price/mix in the United States primarily attributable to formula pricing at key customers; and

•

the impact of higher unit volumes of $13 million, reflecting an increase in EMEA and North America due to strong product adoption and increased market penetration of advanced packaging solutions, partially offset by lower unit volumes in Latin America which were negatively impacted by general political and economic conditions in Brazil and Venezuela.

Diversey Care

Three Months Ended March 31, 2016 Compared With the Same Period of 2015

The $7 million, or 1%, constant dollar increase in net sales in 2016 compared with 2015 was primarily due to:

•	favorable price/mix of $8 million across all regions.

This was partially offset by:

•

lower unit volumes of $1 million, reflecting lower volumes in North America, related to declines in the distribution channel market and the ERP implementation, which were partially offset by higher unit volumes in Latin America and APAC due to increased sales driven by new customers and strong demand from distributors as well as strong end-market demand in food retail and food service sectors reflecting increased demand for our infection prevention portfolio of products.

Recently, the Company has had, and anticipates further, discussions with a partner regarding certain portions of a licensing agreement which, if not renewed, expires in 2017, under which Diversey has license to sell certain products and use specified trade names in certain institutional and industrial channels.  Failure to successfully conclude our discussions with this partner or renew the licensing agreement upon expiration could result in an adverse effect on the Company’s consolidated net sales from continuing operations.

Product Care

Three Months Ended March 31, 2016 Compared With the Same Period of 2015

The $1 million, or less than 1%, constant dollar decrease in net sales in 2016 compared with 2015 was primarily due to:

•	unfavorable price/mix of $5 million primarily related to North America and EMEA.

This was partially offset by:

•

higher unit volumes of $4 million, primarily in EMEA and to a lesser extent North America due to ongoing strength in the e-Commerce and third party logistics markets offset by rationalization efforts and weakness in the industrial sectors.

Cost of Sales

Cost of sales for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,		%
(In millions)	2016	2015	Change
Net sales	$1,590.6	$1,746.4	(8.9)%
Cost of sales	1,001.3	1,096.8	(8.7)%
As a % of net sales	63.0%	62.8%

Three Months Ended March 31, 2016 Compared With the Same Period of 2015

Cost of sales was impacted by favorable foreign currency translation of $74 million. On a constant dollar basis, cost of sales decreased $20 million, or 2%, primarily due to the divestiture of the North American foam trays and absorbent pads business and European food trays business of $53 million, partially offset by an increase of $35 million reflecting higher non-material manufacturing costs, including salary and wage inflation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2016 and 2015 are included in the table below.

	Three Months Ended
	March 31,		%
(In millions)	2016	2015	Change
Selling, general and administrative expenses	$396.0	$427.8	(7.4)%
As a % of net sales	24.9%	24.5%

Three Months Ended March 31, 2016 Compared With the Same Period of 2015

SG&A expenses were impacted by favorable foreign currency translation of $23 million. On a constant dollar basis, SG&A expenses decreased $8 million, or 5%.  This decrease was primarily due to restructuring savings, partially offset by salary inflation.

Amortization Expense of Intangible Assets Acquired

Amortization expense of intangible assets acquired for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,		%
(In millions)	2016	2015	Change
Amortization expense of intangible assets acquired	$21.4	$22.6	(5.3)%
As a % of net sales	1.3%	1.3%

The reduction in amortization expense of intangibles for the three months ended March 31, 2016 was primarily as a result of the favorable impact of foreign currency translation.

Stock Appreciation Rights Expense

SARs expense for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31,		%
(In millions)	2016	2015	Change
Stock appreciation rights expense	$0.3	$2.9	(89.7)%
As a % of net sales	0.0%	0.2%

SARs expense includes the impact of changes in the share price of our common stock. The share price of our common stock has increased approximately 11% in the first three months of 2016 and increased 7% in the first three months of 2015.  SARs expense decreased primarily due to a decrease in the number of SARs that remain outstanding. See Note 16, “Stockholders’ Equity,” for further details of our SARs program. As of March 31, 2016, we had approximately 97,000 SARs outstanding, all of which are fully vested.

Restructuring Activities

See Note 9, “Restructuring and Relocation Activities,” for additional details regarding each of the Company’s restructuring programs discussed below, restructuring plan’s accrual, spending and other activity for the three months ended March 31, 2016.

As reported in our 2015 Form 10-K, our December 2011 Integration and Optimization Program (“IOP”) is substantially complete, while the May 2013 Earnings Quality Improvement Program (“EQIP”) is nearing completion.  In the first quarter of 2016, the Board of Directors agreed to consolidate the remaining activities of those programs together with the December 2014 Fusion program to create a single program to be called the “Sealed Air Restructuring Program” or the “Program”.

The combined programs are estimated to generate incremental cost savings of $100 million to $120 million per annum by the end of 2018, compared with the savings run rate achieved by the end of 2015, of which approximately $30 million is expected to be achieved in 2016.

For the three months ended March 31, 2016, the Program generated cost savings of $14 million, primarily in selling, general and administration expenses.

Additionally, the Program is expected to generate one-time cash and benefits of approximately $65 million from the sale of certain assets, state and local incentives in connection with the relocation of the Company’s headquarters and reductions in working capital. As of March 31, 2016, we had generated $30 million in cash related to the sale of our facility located in Racine, Wisconsin.

The actual timing of future costs and cash payments related to the Program described above and our relocation activities is subject to change due to a variety of factors that may cause a portion of the costs, spending and benefits to occur later than expected. In addition, changes in foreign exchange rates may impact future costs, spending and benefits and cost synergies.

Adjusted EBITDA by Segment

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

See Note 4, “Segments,” for the reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings and other segment details.

	Three Months Ended
	March 31,		%
(In millions)	2016	2015	Change
Food Care	$147.8	$190.5	(22.4)%
Adjusted EBITDA Margin	19.3%	21.7%
Diversey Care	36.3	41.1	(11.7)%
Adjusted EBITDA Margin	8.2%	8.8%
Product Care(1)	77.1	76.4	0.9%
Adjusted EBITDA Margin	21.0%	20.1%
Total Reportable Segments Adjusted EBITDA	261.2	308.0	(15.2)%
Other(1)	(18.1)	(23.8)	(23.9)%
Non-U.S. GAAP Total Company Adjusted EBITDA	$243.1	$284.2	(14.5)%
Adjusted EBITDA Margin	15.3%	16.3%

(1)

As of January 1, 2016, our Kevothermal business was moved from Other to our Product Care Segment. This resulted in a reclassification of $0.8 million of adjusted EBITDA for the three months ended March 31, 2015.

The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment in the three months ended March 31, 2016 as compared with the prior period.

Food Care

Three Months Ended March 31, 2016 Compared With the Same Period of 2015

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $13 million. On a constant dollar basis, Adjusted EBITDA decreased $30 million, or 15.7%, in 2016 compared with the same period in 2015 primarily due to the impact of:

•	the effect of the divestitures of the North American foam trays and absorbent pads business and the European food trays business of $14 million;
•	higher non-material manufacturing expenses of $19 million, including salary and wage inflation; and
•	unfavorable price/mix and direct cost spread of $9 million primarily reflecting formula pricing.

These were partially offset by:

•	restructuring savings of $6 million; and
•	the impact of higher sales volumes of $6 million.

Diversey Care

Three Months Ended March 31, 2016 Compared With the Same Period of 2015

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $3 million. On a constant dollar basis, Adjusted EBITDA decreased $1 million, or 3.4%, in 2016 compared with the same period in 2015 primarily due to the impact of:

•	higher expenses of $14 million primarily related to non-material inflation, and targeted investments in sales and marketing, research and development.

This was partially offset by:

•	favorable price/mix and direct cost spread of $8 million; and
•	restructuring savings of $6 million.

Product Care

Three Months Ended March 31, 2016 Compared With the Same Period of 2015

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $2 million. On a constant dollar basis, Adjusted EBITDA increased $3 million, or 3.6%, in 2016 compared with the same period in 2015 primarily as a result of positive volume trends.

Other

Three Months Ended March 31, 2016 Compared With the Same Period of 2015

Adjusted EBITDA, on a constant dollar basis, increased $5 million, or 23.9%, in 2016 compared with the same period in 2015 which included $2 million of restructuring savings.

Reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP Net Earnings Available to Common Stockholders

See Note 4, “Segments,” for other segment details. The following table shows the reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP net earnings available to common stockholders:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Total Company Adjusted EBITDA	$243.1	$284.2
Depreciation and amortization (1)	(63.5)	(73.1)
Special items:
Accelerated depreciation of non-strategic assets related to restructuring programs	—	0.6
Restructuring and other charges(2)	—	(12.7)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(6.1)	(8.6)
Gain from sale of building in connection with relocation	—	3.5
SARs	(0.3)	(2.9)
Foreign currency exchange (loss) gains related to Venezuelan subsidiaries	(1.7)	0.8
Loss from sale of European food trays business	(1.6)	—
Other special items	(2.9)	(2.0)
Interest expense	(54.7)	(58.5)
Income tax provision	20.4	34.1
Net earnings available to common stockholders	$91.9	$97.2

(1)	Depreciation and amortization by segment, including share-based incentive compensation, is as follows:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Food Care	$25.7	$28.5
Diversey Care	23.0	26.1
Product Care	9.6	10.1
Total reportable segments	58.3	64.7
Other	5.2	8.4
Total Company depreciation and amortization(1)	$63.5	$73.1

(1)Includes share-based incentive compensation of $14.4 million for the three months ended March 31, 2016 and $18.3 million for the three months ended March 31, 2015.

(2)	Restructuring and other charges by our segment reporting structure were as follows:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Food Care	$—	$6.9
Diversey Care	—	3.2
Product Care	—	2.6
Total reportable segments	—	12.7
Other	—	—
Total Company restructuring and other charges	$—	$12.7

The restructuring and other charges in the first three months of 2015 primarily relate to our previously announced Earnings Quality Improvement Program (EQIP). See Note 9, “Restructuring and Relocation Activities,” for further discussion.

Interest Expense

Interest expense includes the stated interest rate on our outstanding debt, as well as the net impact of capitalized interest, the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs and credit facility fees, bond discounts, and terminated treasury locks.

Interest expense for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended
	March 31,		2016 vs. 2015
(In millions)	2016	2015	Change
Interest expense on our various debt instruments:
Term Loan A due July 2017	1.3	7.2	(5.9)
Term Loan A due July 2019 (October 2016 prior to refinance)	7.1	1.1	6.0
Revolving credit facility due July 2019 (October 2016 prior to refinance)	0.6	0.6	—
6.50% Senior Notes due December 2020	7.0	7.0	—
8.375% Senior Notes due September 2021(1)	—	16.0	(16.0)
4.875% Senior Notes due December 2022	5.3	5.3	—
5.25% Senior Notes due April 2023	5.7	5.7	—
4.50% Senior Notes due September 2023(1)	5.1	—	5.1
5.125% Senior Notes due December 2024	5.6	5.6	—
5.50% Senior Notes due September 2025(1)	5.6	—	5.6
6.875% Senior Notes due July 2033	7.8	7.7	0.1
Other interest expense	5.2	3.7	1.5
Less: capitalized interest	(1.6)	(1.4)	(0.2)
Total	54.7	$58.5	$(3.8)

(1)

In June 2015, we issued $400 million of 5.50% senior notes due 2025 and €400 million of 4.50% senior notes due 2023 and used the net proceeds of these notes to retire the existing $750 million of 8.375% senior notes due 2021.

Foreign Currency Exchange (Losses) Gains Related to Venezuelan Subsidiaries

Effective January 1, 2010, Venezuela was designated a highly inflationary economy. The foreign currency exchange gains and losses we recorded in 2016 and 2015 for our Venezuelan subsidiary were the result of the significant changes in the exchange rates used to remeasure our Venezuelan subsidiary’s financial statements at the balance sheet date. We believe these gains and losses are attributable to the unstable foreign currency environment in Venezuela.  See Note 1, “Organization and Basis of Presentation – Impact of Inflation and Currency Fluctuation” for further details.

Other Income (Expense), Net

See Note 18, “Other Income (Expense), net,” for the components and discussion of other income, net.

Income Taxes

Our effective income tax rate for the three months ended March 31, 2016 was 18.2%. Our effective income tax rate benefited from a favorable earnings mix with earnings in jurisdictions with lower tax rates.  The Company recorded net discrete benefits of $8 million, including $3 million related to repatriation strategies and $4 million for releases of certain reserves due to the expiration of the statute of limitations and settlements with taxing authorities. The reserves are primarily related to positions recorded at the time of the Diversey acquisition.

Our effective income tax rate for the three months ended March 31, 2015 was 25.9%. Our effective income tax rate benefited from a favorable mix with earnings in jurisdictions with lower tax rates.

Our effective tax rate depends on the realization of our deferred tax assets, net of our valuation allowances. We have deferred tax assets related to other accruals not yet deductible for tax purposes, foreign tax credits, U.S. and foreign net operating loss carry forwards and investment tax allowances, employee benefit items, and other items.

The Internal Revenue Service (the “Service”) has concluded its examination of the legacy Sealed Air U.S. federal income tax returns for all years through 2008, except 2007 remains open to the extent of a capital loss carryback. The Service is currently auditing the 2011 consolidated U.S. federal income tax returns of legacy Sealed Air and the 2012-2014 consolidated U.S. federal income tax return of the Company.  Included in the audit of the 2014 return is the examination by the Service with respect to the Settlement agreement deduction in 2014. The outcome of the examination may affect the utilization of certain tax attributes and require us to return a portion of the refund.

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

As of March 31, 2016, we had cash and cash equivalents of $316 million, of which approximately $297 million, or approximately 94%, was located outside of the U.S. As of  March 31, 2016, there were certain foreign government regulations restricting transfers on less than $35 million of the cash located outside of the U.S. As of March 31, 2016, our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends.

Cash and Cash Equivalents

The following table summarizes our accumulated cash and cash equivalents:

	March 31,	December 31,
(In millions)	2016	2015
Cash and cash equivalents	$315.7	$358.4

See “Analysis of Historical Cash Flows” below.

Accounts Receivable Securitization Programs

At March 31, 2016, we had $175 million available to us under the programs of which we had $152 million outstanding as of March 31, 2016. At December 31, 2015, we had $192 million available to us under the programs of which we had $144 million outstanding at December 31, 2015.  See Note 8, “Accounts Receivable Securitization Programs,” for information concerning these programs.

Lines of Credit

We have a $700 million revolving credit facility. During the first three months of 2016, we utilized borrowings under this facility and had outstanding borrowings of $92 million at March 31, 2016 and no outstanding borrowings at December 31, 2015.  See Note 10, “Debt and Credit Facilities,” for further details.

There was $109 million and $98 million outstanding under various lines of credit extended to our subsidiaries at March 31, 2016 and December 31, 2015, respectively.  See Note 10, “Debt and Credit Facilities,” for further details.

Covenants

At March 31, 2016, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 10, “Debt and Credit Facilities.”

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

These credit ratings are considered to be below investment grade (with the exception of the BBB- Senior Secured Credit Facility Rating with Standard & Poor’s which is classified as investment grade). If our credit ratings are downgraded, there could be a negative impact on our ability to access capital markets and borrowing costs could increase. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Outstanding Indebtedness

At March 31, 2016 and December 31, 2015, our total debt outstanding consisted of the amounts set forth in the following table.

	March 31,	December 31,
(In millions)	2016	2015
Short-term borrowings	$353.1	$241.9
Current portion of long-term debt	61.6	46.6
Total current debt	414.7	288.5
Total long-term debt, less current portion(1)(2)	4,280.0	4,270.1
Total debt	$4,694.7	$4,558.6

(1)

As of January 1, 2016, we have adopted ASU 2015-03 and ASU 2015-15 with retrospective application. This resulted in a reclassification from other assets to long-term for debt issuance costs. Refer to Note 2, “Recently Issued Accounting Standards” of the notes to condensed consolidated financial statements for further details.

(2)	Amounts are net of unamortized discounts/issuance costs of $35 million as March 31, 2016 and $36 million as of December 31, 2015.

See Note 10, “Debt and Credit Facilities,” for further details.

Analysis of Historical Cash Flow

The following table shows the changes in our Condensed Consolidated Statement of Cash Flows in the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
(In millions)	2016	2015(1)
Net cash provided by operating activities	$4.0	$325.1
Net cash (used in) provided by investing activities	(68.7)	28.2
Net cash provided by (used in) financing activities	32.9	(156.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(10.9)	2.5

(1)

For three months ended March 31, 2015, certain amounts related to foreign currency gains and losses, including the remeasurement loss related to Venezuelan subsidiaries in 2015, and the settlement of foreign currency forward contracts were misclassified. Additional revisions were made to the Condensed Consolidated Balance Sheets for the three months ended March 31, 2015. As a result, corresponding changes were made on the Condensed Consolidated Statement of Cash Flows. See Note 1 “Organization and Basis of Presentation” under the heading “Reclassifications and Revisions” for further discussion of the revisions.

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We typically generate the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
(In millions)	2016	2015	Change
Cash flow provided by (used in) operating activities	$4.0	$325.1	$(321.1)
Capital expenditures	(51.8)	(20.7)	(31.1)
Free cash flow(1)	$(47.8)	$304.4	$(352.2)

(1)	Free cash flow was $69 million in 2015 excluding the tax refund received of $235 million in connection with the Settlement agreement.

Net Cash Provided by Operating Activities

Three Months Ended March 31, 2016

Net cash provided by operating activities of $4 million in the three months ended March 31, 2016 was primarily attributable to:

•

$92 million of net earnings, which included $63 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for depreciation and amortization and share-based incentive compensation expenses.

These were partially offset by:

•	$102 million of changes in other liabilities and assets. This activity primarily reflects the timing of certain annual incentive compensation payments.
•

$48 million of changes in operating assets and liabilities, primarily reflecting an increase in trade receivables and inventory partially offset by an increase in accounts payable. This activity reflects the timing of inventory purchases and the related payments of cash and the seasonality of sales and collections.

Three Months Ended March 31, 2015

Net cash provided by operating activities of $325 million in the three months ended March 31, 2015 was primarily attributable to:

•	$235 million tax refund related to the Settlement agreement payment;
•

$101 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for depreciation and amortization and share-based incentive compensation expenses;  and

•	$97 million of net earnings.

These were partially offset by:

•

A net cash use of $108 million in changes in operating assets and liabilities, primarily in other liabilities, and to a lesser extent, other assets, net.  This activity primarily reflects the timing of certain annual incentive compensation payments.

Net Cash (Used in) Provided by Investing Activities

Three Months Ended March 31, 2016

Net cash used in investing activities of $69 million in the three months ended March 31, 2016 primarily consisted of the following:

•	capital expenditures of $52 million; and
•	$22 million related to settlements of foreign currency forward contracts.

These were partially offset by:

•	$6 million related to net proceeds in the sale of business and property and equipment.

Three Months Ended March 31, 2015

Net cash provided by investing activities of $28 million in the three months ended March 31, 2015 primarily consisted of the following:

•	$24 million proceeds from the sale of our facility located in Racine, Wisconsin. See Note 9, “Restructuring and Relocation Activities” for further discussion on the sale of the Racine facility; and
•	$32 million related to settlements of foreign currency forward contracts.

These were partially offset by:

•	$21 million of capital expenditures related to capacity expansions to support growth in net sales; and
•	$9 million related to a business acquisition.

Net Cash Provided by (Used in) Financing Activities

Three Months Ended March 31, 2016

Net cash provided by financing activities of $33 million in the three months ended March 31, 2016 was primarily due to the following:

•	increases in short-term borrowings under our revolving credit facility, local lines of credit and accounts receivable securitization programs of $107 million; and
•	an excess tax benefit of $7 million related to stock-based compensation.

These factors were partially offset by:

•	repurchases of common stock of $32 million;
•	payments of quarterly dividends of $26 million; and
•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $22 million.

Three Months Ended March 31, 2015

Net cash used in financing activities of $156 million in the three months ended March 31, 2015 was primarily due to the following:

•	repurchases of common stock of $69 million;
•	repayment of $36 million under our accounts receivable securitization program;
•	payment of quarterly dividends of $28 million;
•	repayments of $23 million under our revolving credit facility; and
•	increase in cash used as collateral on borrowing arrangements of $14 million.

These factors were partially offset by:

•	increases in short-term borrowings under local lines of credit of $18 million.

Changes in Working Capital

	March 31,	December 31,
(In millions)	2016	2015	Change
Working capital (current assets less current liabilities)	$419.2	$408.5	$10.7
Current ratio (current assets divided by current liabilities)	1.2x	1.2x
Quick ratio (current assets, less inventories divided by current liabilities)	0.8x	0.9x

The $11 million, or 3%, increase in working capital reflected:

•	a decrease in other current liabilities primarily reflecting the payment of performance-based compensation and profit sharing previously accrued;
•	an increase in inventory to support higher anticipated sales in the second quarter; and
•	an increase in trade receivables consistent with higher net sales in the last half of the first quarter.

These were partially offset by:

•	an increase in short-term borrowings and decrease in cash to support the increase in working capital, capital expenditures, share repurchases, and dividends; and
•	an increase in accounts payable consistent with the increase in inventories and continuing initiatives for longer payment terms.

Changes in Stockholders’ Equity

The $34 million, or 6%, increase in stockholders’ equity in 2016 compared with 2015 was primarily due to:

•	net earnings of $92 million; and
•	increase of $22 million in additional paid in capital due primarily to stock-based incentive compensation.

These were partially offset by:

•

a net increase in shares held in treasury of $19 million primarily due to the repurchase of common stock into treasury stock of $32 million, $22 million of  withholding taxes paid in shares, partially offset by the transfer of common stock held in treasury of $35 million related to our 2015 profit sharing plan contribution made in the first quarter of 2016;

•	unrealized losses on derivative instruments of $27 million;

•	dividends paid and accrued on our common stock of $25 million;
•	cumulative translation adjustment of $9 million; and
•	$7 million of excess tax benefit related to stock compensation.

We repurchased approximately 0.7 million shares of our common stock in the three months ended March 31, 2016 for $32 million. See Note 16, “Stockholders’ Equity,” for further details.

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

Foreign Currency Forward Contracts

At March 31, 2016, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2015 Form 10-K.  For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2015 Form 10-K, which information is incorporated herein by reference.

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

At March 31, 2016, we had no outstanding interest rate collars or options.

The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.

See Note 12, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $93 million in the fair value of the total debt balance at March 31, 2016. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

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

Argentina

Recent economic events in Argentina, including the default on some of its international debt obligations, have exposed us to heightened levels of foreign currency exchange risks. However, as of March 31, 2016, we do not anticipate these events will have a material impact on our 2016 results of operations. For the three months ended March 31, 2016, approximately 2% of our consolidated net sales and operating income were derived from our businesses in Argentina. As of March 31, 2016, we had net assets of $24 million (including $1 million of cash and cash equivalents) in Argentina. Also, as of March 31, 2016, our Argentina subsidiaries had a negative cumulative translation adjustment balance of $42 million.

Russia

The U.S. and the European Union (EU) have recently imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities.  Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products.  These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however they may limit the amount of future business the Company does with customers involved in activities in Russia.  As of March 31, 2016, approximately 1% of our consolidated net sales were derived from products sold into Russia. Also, as of March 31, 2016, our Russian subsidiaries had a negative cumulative translation adjustment balance of $56 million.

Greece

Recent economic events in Greece, including missing payment to the International Monetary Fund and the uncertainties relating to the ability of Greece to remain in the European Monetary Union may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of March 31, 2016, we do not anticipate these events will have a material impact on our 2016 results of operations. As of March 31, 2016, less than 1% of our consolidated net sales were derived from products sold into Greece. Also, as of March 31, 2016, our Greece subsidiaries had a negative cumulative translation adjustment balance of $3 million.

Brazil

Recent economic events in Brazil, including the increase in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of March 31, 2016, we do not anticipate these events will have a material impact on our 2016 results of operations. As of March 31, 2016, less than 3% of our consolidated net sales were derived from products sold into Brazil. Also, as of March 31, 2016, our Brazil subsidiaries had a negative cumulative translation adjustment balance of $107 million.

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

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at March 31, 2016 would have caused us to pay approximately $58 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

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

Net Investment Hedge

During the second quarter of 2015, we entered into a series of foreign currency exchange forwards totaling €270 million.  These foreign currency exchange forwards hedged a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates and expired in June 2015.  The loss of $3.5 million ($2.2 million after tax) is recorded in AOCI on our Condensed Consolidated Balance Sheet.

The €400 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the fair value of the debt was $3.8 million as of March 31, 2016 and is reflected in long-term debt on our Condensed Consolidated Balance Sheet.

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

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower or in Euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $1 billion at March 31, 2016 and December 31, 2015.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $1 million for the three months ended March 31, 2016.  The provision for the three months ended March 31, 2015 was $2 million. The allowance for doubtful accounts was $25 million at March 31, 2016 and $25 million at December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are currently engaged in a phased implementation and upgrade of enterprise resource planning software in certain regions, which will bring all regions on to common software over the next few years.  The implementation is being performed in the ordinary course of business to improve efficiency through the use of common software.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 15, “Commitments and Contingencies,” which is incorporated herein by reference.  See also Part I, Item 3, “Legal Proceedings,” of our 2015 Form 10-K, as subsequently updated by our Quarterly Reports on Form 10-Q, as well as the information incorporated by reference in that item.

We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our condensed consolidated financial condition or results of operations.

Item 1A.  Risk Factors.

There have been no significant changes to our risk factors since December 31, 2015.  For a discussion of our risk factors, please refer to Part I, Item 1A, “Risk Factors,” of our 2015 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) In March 2016, we transferred 828,324 shares of our common stock, par value $0.10 per share, to our profit sharing plan as part of our 2015 contribution to the plan.  The issuance of such shares to the plan was not registered under the Securities Act of 1933, as amended, because such transaction did not involve an “offer” or “sale” of securities under Section 2(a)(3) of the Securities Act.

(c) Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended  March 31, 2016, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

			Total Number of	Maximum Approximate Dollar
			Shares Purchased as	Value of Shares that May
	Total Number of	Average Price	Part of Announced	Yet be Purchased Under the
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of December 31, 2015				$884,181,184
January 1, 2016 through January 31, 2016	24,660	$—	—	884,181,184
February 1, 2016 through February 29, 2016	727,516	45.28	264,990	872,182,715
March 1, 2016 through March 31, 2016	490,654	46.04	434,355	852,184,273
Total	1,242,830	$45.75	699,345	$852,184,273

(1)

We acquired shares by means of (a) a share trading plan we entered into with our brokers and pursuant to our publicly announced program (described below), (b) shares withheld from awards under our Omnibus Incentive Plan (the successor plan to our 2005 Contingent Stock Plan) pursuant to the provision thereof that permits minimum tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (c) shares reacquired pursuant to the forfeiture provision of our Omnibus Incentive Plan. We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable. For shares withheld for minimum tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the Omnibus Incentive Plan as those shares are simply forfeited.

	Shares withheld	Average withholding	Forfeitures under
	for tax obligations	price for shares	Omnibus Incentive
Period	and charges	in column “a”	Plan	Total
	(a)	(b)	(c)	(d)
January 2016	5,104	$44.60	19,556	24,660
February 2016	453,168	43.43	9,358	462,526
March 2016	54,322	46.55	1,977	56,299
Total	512,594		30,891	543,485

On July 9, 2015, the Board of Directors authorized a new stock repurchase program to repurchase up to $1.5 billion of the Company’s issued and outstanding common stock. This new program replaced the previous stock repurchase program approved in August 2007. This program has no set expiration date. Please also refer to the "Repurchases of Capital Stock," in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part II Item 7 of our 2015 Form 10-K.

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

31.1	Certification of Jerome A. Peribere pursuant to Rule 13a-14(a), dated May 2, 2016.
31.2	Certification of Carol P. Lowe pursuant to Rule 13a-14(a), dated May 2, 2016.
32	Certification of Jerome A. Peribere and Carol P. Lowe, pursuant to 18 U.S.C. § 1350, dated May 2, 2016.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: May 2, 2016	By:	/s/ William G. Stiehl
William G. Stiehl
Chief Accounting Officer and Controller