Form 10-Q
period 2016-06-30
SEALED AIR CORP/DE
filed 2016-08-01
CIK 1012100

2-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Registrant’s telephone number, including area code: (980) 221-3235

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

There were 196,702,964 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of July 27, 2016.

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

The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: the tax benefits associated with the Settlement agreement (as defined in our Annual Report on Form 10-K for the year ended December 31, 2015), global economic and political conditions, changes in our credit ratings, changes in raw material pricing and availability, changes in energy costs, competitive conditions, success of our restructuring activities, currency translation and devaluation effects, the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts, the success of new product offerings, the effects of animal and food-related health issues, pandemics, consumer preferences, environmental matters, regulatory actions and legal matters, and the other information referenced in Part I, Item IA, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission, and as revised and updated by our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

We also exclude the impact of material divestitures and acquisitions when comparing results to prior periods.  Changes in operating results excluding the impact of divestitures are non-U.S. GAAP financial measures; however, we feel it is important to exclude the impact of divestitures on year-over-year results in order to evaluate performance on a more comparable basis.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share data)	June 30, 2016 (unaudited)	December 31, 2015(1)
ASSETS
Current assets:
Cash and cash equivalents	$297.5	$358.4
Trade receivables, net of allowance for doubtful accounts of $22.6 in 2016 and $24.9 in 2015	839.9	758.4
Income tax receivables	24.0	22.7
Other receivables	153.6	124.8
Inventories, net of inventory reserves of $27.4 in 2016 and $21.9 in 2015	748.0	660.8
Assets held for sale	3.4	10.3
Prepaid expenses and other current assets	293.6	280.2
Total current assets	2,360.0	2,215.6
Property and equipment, net	980.0	930.7
Goodwill	2,906.8	2,909.5
Intangible assets, net	764.4	784.3
Deferred taxes	170.3	204.7
Other non-current assets(1)	345.2	345.2
Total assets	$7,526.7	$7,390.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$281.0	$241.9
Current portion of long-term debt	76.6	46.6
Accounts payable	777.6	675.3
Accrued restructuring costs	44.5	53.6
Other current liabilities	713.7	789.7
Total current liabilities	1,893.4	1,807.1
Long-term debt, less current portion(1)	4,259.1	4,266.8
Deferred taxes	61.4	75.0
Other non-current liabilities	725.8	714.0
Total liabilities	6,939.7	6,862.9
Commitments and contingencies - Note 15
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2016 and 2015	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 227,148,951 in 2016 and 225,625,636 in 2015; shares outstanding: 196,719,612 in 2016 and 196,013,299 in 2015	22.7	22.6
Additional paid-in capital	1,953.9	1,915.0
Retained earnings	758.6	675.2
Common stock in treasury, 30,429,339 shares in 2016 and 29,612,337 shares in 2015	(1,304.7)	(1,265.7)
Accumulated other comprehensive loss, net of taxes	(843.5)	(820.0)
Total stockholders’ equity	587.0	527.1
Total liabilities and stockholders’ equity	$7,526.7	$7,390.0

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, (unaudited)		June 30, (unaudited)
(In millions, except share data)	2016	2015	2016	2015
Net sales	$1,727.0	$1,785.0	$3,317.6	$3,531.4
Cost of sales(1)	1,065.6	1,121.2	2,066.9	2,218.0
Gross profit	661.4	663.8	1,250.7	1,313.4
Selling, general and administrative expenses(1)	413.5	415.3	809.5	843.1
Amortization expense of intangible assets acquired	27.5	23.0	48.9	45.6
Stock appreciation rights expense	(0.1)	1.6	0.2	4.5
Restructuring and other charges(1)	1.9	16.9	1.9	29.6
Operating profit	218.6	207.0	390.2	390.6
Interest expense	(54.3)	(59.0)	(109.0)	(117.5)
Foreign currency exchange loss related to Venezuelan subsidiaries	(1.1)	(30.5)	(2.8)	(29.7)
Charge related to Venezuelan subsidiaries(1)	(46.0)	—	(46.0)	—
Loss on debt redemption and refinancing activities	—	(110.8)	—	(111.3)
Gain (loss) on sale of business	—	29.2	(1.6)	29.2
Other income, net	5.8	7.0	4.5	12.9
Earnings before income tax provision	123.0	42.9	235.3	174.2
Income tax provision	73.4	14.8	93.8	48.9
Net earnings available to common stockholders	$49.6	$28.1	$141.5	$125.3
Net earnings per common share:
Basic	$0.25	$0.13	$0.72	$0.60
Diluted	$0.25	$0.13	$0.71	$0.59
Dividends per common share	$0.16	$0.13	$0.29	$0.26
Weighted average number of common shares outstanding:
Basic	195.6	208.5	195.4	208.7
Diluted	197.9	211.3	197.5	211.5

See accompanying notes to condensed consolidated financial statements.

(1)

Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country.  This resulted in total costs of $52.1 million being incurred which included a voluntary reduction in headcount including severance and termination benefits for employees of approximately $0.3 million recorded in restructuring and other charges, depreciation and amortization expense related to fixed assets and intangibles of approximately $4.8 million recorded in selling, general and administrative expenses, inventory reserves of $1.0 million recorded in costs of sales and the reclassification of cumulative translation adjustment of approximately $46.0 million recorded in charges related to Venezuelan subsidiaries.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30, (unaudited)		June 30, (unaudited)
(In millions)	2016	2015(1)	2016	2015(1)
Net earnings available to common stockholders	$49.6	$28.1	$141.5	$125.3
Other comprehensive income (loss), net of taxes:
Recognition of deferred pension items, net of taxes of $(0.7) for the three months ended June 30, 2016, $0.2 for the three months ended June 30, 2015, $(1.3) for the six months ended June 30, 2016 and $(0.6) for the six months ended June 30, 2015	2.1	5.4	3.8	7.4
Unrealized gains (losses) on derivative instruments for net investment hedge, net of taxes of $(9.6) for the three months ended June 30, 2016, $5.9 for the three months ended June 30, 2015, $4.4 for the six months ended June 30, 2016 and $10.8 for the six months ended June 30, 2015	15.5	(11.3)	(7.1)	(19.3)
Unrealized (losses) gains on derivative instruments for cash flow hedge, net of taxes of $0.5 for the three months ended June 30, 2016, $(0.3) for the three months ended June 30, 2015, $2.4 for the six months ended June 30, 2016 and $(0.4) for the six months ended June 30, 2015	(0.6)	(1.8)	(4.7)	0.8
Foreign currency translation adjustments, net of taxes of $(1.3) for the three months ended June 30, 2016, $2.0 for the three months ended June 30, 2015, $(20.1) for the six months ended June 30, 2016 and $(2.1) for the six months ended June 30, 2015	(6.2)	(1.1)	(15.5)	(59.2)
Other comprehensive income (loss), net of taxes	10.8	(8.8)	(23.5)	(70.3)
Comprehensive income, net of taxes	$60.4	$19.3	$118.0	$55.0

See accompanying notes to condensed consolidated financial statements.

(1)

For the three and six months ended June 30, 2015, certain foreign currency translation adjustments were misclassified on the Condensed Consolidated Statement of Comprehensive Income in deferred pension items and unrealized losses on cash flow hedge derivative instruments. See Note 1 “Organization and Basis of Presentation” under the heading “Reclassifications and Revisions” for further discussion of the revisions.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, (unaudited)
(In millions)	2016	2015(1)
Net earnings available to common stockholders	$141.5	$125.3
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	106.7	109.2
Share-based incentive compensation	30.0	33.2
Profit sharing expense	17.3	19.3
Loss on debt redemption and refinancing activities	—	111.3
Remeasurement loss related to Venezuelan subsidiaries	2.8	29.7
Reclassification of cumulative translation adjustment of Venezuelan subsidiaries	46.0	—
Provisions for bad debt	1.8	2.3
Provisions for inventory obsolescence	5.3	1.4
Deferred taxes, net	8.5	5.4
Excess tax benefit from stock based compensation	(6.8)	—
Net (gain) on disposals of property and equipment and other	—	(3.6)
Net loss (gain) on sale of business	1.9	(35.8)
Other non-cash items	5.1	(3.4)
Changes in operating assets and liabilities:
Trade receivables, net	(83.9)	(47.9)
Inventories	(82.9)	(99.1)
Accounts payable	90.3	107.4
Settlement agreement and related items	—	235.2
Other assets and liabilities	(102.4)	(133.8)
Net cash provided by operating activities	181.2	456.1
Cash flows from investing activities:
Capital expenditures	(113.5)	(57.6)
Proceeds, net from sale of business	7.8	75.6
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	—	(8.5)
Proceeds from sales of property, equipment and other assets	0.4	26.4
Settlement of foreign currency forward contracts	(31.3)	39.6
Net cash (used in) provided by investing activities	(136.6)	75.5
Cash flows from financing activities:
Net proceeds from borrowings	35.0	69.6
Excess tax benefit from stock based compensation	6.8	—
Cash used as collateral on borrowing arrangements	0.3	(14.7)
Dividends paid on common stock	(57.0)	(54.8)
Acquisition of common stock for tax withholding	(22.3)	(7.4)
Repurchases of common stock	(52.0)	(149.7)
Payments for debt extinguishment and issuance costs	—	(108.2)
Net cash used in financing activities	(89.2)	(265.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(16.3)	(34.3)
Balance, beginning of period	358.4	286.4
Net change during the period	(60.9)	232.1
Balance, end of period	$297.5	$518.5
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$108.0	$131.4
Income tax payments	$59.9	$52.8
Stock appreciation rights payments (less amounts included in restructuring payments)	$1.9	$18.3
Restructuring payments including associated costs	$36.4	$45.2
Non-cash items:
Transfers of shares of our common stock from treasury for our 2015 and 2014 profit-sharing plan contributions	$37.6	$36.7

See accompanying notes to condensed consolidated financial statements.

(1)

For the six months ended June 30, 2015, certain amounts related to the settlement of a net investment hedge and foreign currency gains and losses were misclassified. Additional revisions were made to the Condensed Consolidated Balance Sheet as of June 30, 2015. As a result, corresponding changes were made on the Condensed Consolidated Statement of Cash Flows. See Note 1 “Organization and Basis of Presentation” under the heading “Reclassifications and Revisions” for further discussion of the revisions.

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

Basis of Presentation

Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our Condensed Consolidated Balance Sheet as of June 30, 2016 and our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016 and 2015 have been made. The results set forth in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016 and in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our condensed consolidated financial condition, results of operations or cash flows.

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

Reclassifications and Revisions

For the six months ended June 30, 2015, certain amounts related to the settlement of a net investment hedge and foreign currency gains and losses were misclassified on the Condensed Consolidated Statement of Cash Flows.  The reclassification of these items in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015 resulted in a decrease in cash provided by operating activities of $6.3 million, an increase to cash provided by investing activities of $2.9 million, and an increase of $3.6 million due to the effect of foreign currency exchange rate changes on cash.

Additionally, for the six months ended June 30, 2015, certain amounts related to compensating balance arrangements and external payment terms were misclassified in the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows. The revision of these items resulted in a decrease in cash and an increase in other current assets of $50.7 million related to cash deposits held in compensating balance arrangements for certain short-term borrowing agreements and a decrease in accounts payable and an increase in short-term borrowings of $13.9 million related to extended payment terms on a vendor agreement on the Condensed Consolidated Balance Sheet. The revision of these items on the Condensed Consolidated Statement of Cash Flows resulted in a decrease in cash provided by operating activities of $1.0 million and a decrease to cash provided by financing activities of $13.7 million.

For the six months ended June 30, 2015, foreign currency translation adjustments were misclassified on the Condensed Consolidated Statement of Comprehensive Income (Loss) in deferred pension items and unrealized losses on cash flow hedge derivative instruments.  The reclassification of these items in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the six months ended June 30, 2015 resulted in a decrease in recognition of deferred pension items of $8.2 million, an increase in unrealized losses on derivative instruments for cash flow hedge of $1.1 million, and an increase in the foreign currency translation adjustments of $7.1 million. These classification adjustments did not result in a change to total comprehensive income.

Impact of Inflation and Currency Fluctuation

Venezuela

Economic and political events in Venezuela have continued to expose us to heightened levels of foreign currency exchange risk.  Accordingly, Venezuela has been designated a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the bolivar fuerte as the functional currency for our subsidiaries in Venezuela. All bolivar-denominated monetary assets and liabilities are re-measured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in foreign currency exchange loss related to our Venezuelan subsidiaries on the Condensed Consolidated Statements of Operations.

2015 Activity

In February 2015, the Venezuelan government announced a new foreign exchange platform called the Marginal Currency System or SIMADI.  The SIMADI basically replaced the SICAD 2 rate.  When this market opened on February 12, 2015 the rate was 170.0390 and then at June 30, 2015 it was 197.2980.  The SICAD 1 and the SICAD 2 were merged into the SICAD.  The opening rate was 12 for the SICAD and at June 30, 2015 it was 12.80. In addition, the  National Center of Foreign Commerce, or CENCOEX, will continue and provide preferential treatment for certain import operations such as food and medicines.

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

Therefore, in 2015 there were three legal mechanisms to exchange Bolivars for US dollars:

•	CENCOEX at the official rate of 6.3;
•	SICAD auction process at the awarded exchange rate (opening rate at 12 and at June 30, 2015 it was 12.80); and
•	SIMADI at the negotiated rate (rate of 197.2980 at June 30, 2015).

At June 30, 2015, we evaluated which legal mechanisms were available to our Venezuelan subsidiaries to access U.S. dollars. As of June 30, 2015, we concluded that we will use the June 30, 2015 SIMADI rate of 197.2980 to remeasure Bolivar denominated monetary assets and liabilities since it is our only legally available option and our intent on a go-forward basis is to utilize this market to settle any future transactions based on the current facts and circumstances. For any U.S. dollar denominated monetary asset or liability, such amounts do not get remeasured at month-end since it is already an asset or liability denominated in U.S. dollars. As a result of this evaluation, the Company reported a remeasurement net loss of $30.5 million for the three months ended June 30, 2015 and $29.7 for the six months ended June 30, 2015.

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

At June 30, 2016, we evaluated which legal mechanisms were available to our Venezuelan subsidiaries to access U.S. dollars.  As noted above, the SIMADI rate was replaced with the DICOM rate. Consistent with our evaluation completed in the first quarter of 2016, we concluded that we will continue to use the DICOM rate to remeasure our bolivar denominated monetary assets and liabilities since it is our only legally available option and our intent on a go-forward basis to utilize this market if needed, to settle any future transactions based on the current facts and circumstances. The DICOM rate as of June 30, 2016 was 628.3434.

We will continue to evaluate each reporting period the appropriate exchange rate to remeasure our financial statements based on the facts and circumstances as applicable.

During the first six months of 2016, we were only able to access the SIMADI market (during the period the market was available) and only received minimal amounts of U.S. dollars during the first three months of 2016.  We did not receive any U.S. dollars via the CENCOEX (at an official rate of 6.3) or the DIPRO (at an official rate of 10.0).  We expect that we will only have limited access to the DIPRO market to settle certain past transactions. However, if the option becomes available to us to use the DIPRO in the future, the Company will consider this further, as needed. For any U.S. dollar denominated monetary asset or liability, such amounts do not get remeasured at month-end since it is already an asset or liability denominated in U.S. dollars. As a result of this evaluation, the Company reported a remeasurement loss of $1.1 million for the three months ended June 30, 2016 and $2.8 million for the six months ended June 30, 2016.

Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country.  Foreign exchange control regulations have affected our Venezuelan subsidiaries ability to obtain inventory and maintain normal production.   This resulted in total costs of $52.1 million being incurred which included the following (i) a voluntary reduction in headcount including severance and termination benefits for employees of approximately $0.3 million, (ii) depreciation and amortization expense related to fixed assets and intangibles of approximately $4.8 million, (iii) inventory reserves of $1.0 million and (iv) the reclassification of approximately $46.0 million of cumulative translation adjustment  into Net income as the Company’s decision to cease operations is similar to a substantially complete liquidation.

Note 2 Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In November 2015, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). This ASU will simplify the presentation of deferred tax assets and liabilities by requiring companies to classify all deferred tax as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 31, 2016 and interim periods within those annual periods. However, as early adoption is available, we have adopted this standard as of December 31, 2015 with retrospective application.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments amounts are determined.  The ASU also requires that in the same period, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and will be applied prospectively for adjustments to provisional amounts that occur after that date.  The impact of ASU 2015-16 will depend on any future events whereby we have any business combinations and any adjustments to the provisional amounts identified during the measurement period are recorded.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  This ASU will simplify the presentation of debt issuance costs.  It will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 Emerging Issues Task Forces (“EITF”) Meeting (SEC Update) (“ASU 2015-15”). This ASU clarifies that as line of credit arrangements were not specifically discussed in ASU 2015-03, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  ASU 2015-15 should be adopted concurrent with the adoption of ASU 2015-03.  The amendments in ASU 2015-03 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  We have adopted these standards as of January 1, 2016 with retrospective application. Adoption of ASU 2015-03 and ASU 2015-15 resulted in a decrease in other non-current assets of $35.9 million and a decrease in long-term debt of $35.9 million as of December 31, 2015 on the Condensed Consolidated Balance Sheet.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal periods. Entities may adopt earlier as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years. We are currently in the process of evaluating this new standard update.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”). This ASU requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. We are currently in the process of evaluating this new standard update.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Previous revenue recognition guidance in U.S. GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principal, five steps are required to be applied. In addition, ASU 2014-09 expands and enhances disclosure requirements which require disclosing sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This includes both qualitative and quantitative information. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, (“ASU 2015-14”). The amendments in ASU 2015-14 delay the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017 and allow early adoption as of the original public entity effective date. The amendments in ASU 2016-08, ASU 2016-10 and ASU 2016-12 are effective in conjunction with ASU 2015-14. We are currently in the process of evaluating this new standard update.

Note 3 Divestitures

Sale of North American foam trays and absorbent pads business

On April 1, 2015, we completed the sale of our North American foam trays and absorbent pads business to NOVIPAX, a portfolio company of Atlas Holdings LLC, for net proceeds of $76 million, net of certain purchase price adjustments of $6 million and subject to final purchase price adjustment. After transaction costs of $7 million, we recorded a pre-tax gain of $29 million on the sale, which is included in net earnings available to common shareholders in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2015. Subsequent to June 30, 2015, the amounts were updated such that we recorded a $27 million pre-tax gain on the sale of business which was reflected in our Consolidated Statement of Operations for the year ended December 31, 2015.  The impact to the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016 was immaterial.

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

For the three months ended March 31, 2015, the North American foam trays and absorbent pads businesses contributed approximately $53 million of net sales and $10 million of earnings before income tax provision, which excludes certain allocated costs, including corporate support services, for which the Company would normally include in measuring its performance. There was no contribution from the business for the three months ended June 30, 2015.

Sale of European food trays business

On November 1, 2015, we completed the sale of our European food trays business to Faerch Plast A/S, a European food packaging solutions provider, for net proceeds at that time of €18 million or approximately $19 million, net of certain purchase price adjustments of €2 million or approximately $2 million. The net proceeds excluded contingent consideration which will be received if certain performance targets are met. This transaction follows the sale of our North American foam trays and absorbent pads business in April 2015 and is aligned with our continued commitment to a disciplined approach to portfolio management strategy. The European sale included the manufacturing facilities in Poole, UK and Bunol, Spain.

In the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016, we recorded an additional pre-tax loss on the sale of business primarily due to a reduction in the net proceeds of less than $1 million and $2 million, respectively.  This resulted in cumulative net proceeds of €16 million or approximately $18 million.

The European food trays business was part of the Company’s Food Care division.

For the three and six months ended June 30, 2015, the European food trays business contributed approximately $15 million and $29 million of net sales, respectively, and $2 million and $3 million of earnings from continuing operations before income tax provision, respectively, which excludes certain allocated costs, including corporate support services for which the Company would normally include in measuring its performance.

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

The following tables show Net Sales and Adjusted EBITDA by our segment reporting structure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Net Sales:
Food Care	$802.3	$846.6	$1,567.0	$1,726.4
As a % of Total Company net sales	46.5%	47.4%	47.2%	48.9%
Diversey Care	531.9	535.0	973.3	1,002.9
As a % of Total Company net sales	30.8%	30.0%	29.3%	28.4%
Product Care(1)	374.2	383.9	741.4	763.8
As a % of Total Company net sales	21.7%	21.5%	22.3%	21.6%
Other(1)	18.6	19.5	35.9	38.3
Total Company Net Sales	$1,727.0	$1,785.0	$3,317.6	$3,531.4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Adjusted EBITDA:
Food Care	$162.8	$173.7	$310.6	$364.2
Adjusted EBITDA Margin	20.3%	20.5%	19.8%	21.1%
Diversey Care	86.2	69.0	122.5	110.1
Adjusted EBITDA Margin	16.2%	12.9%	12.6%	11.0%
Product Care(1)	78.8	79.6	155.9	156.0
Adjusted EBITDA Margin	21.1%	20.7%	21.0%	20.4%
Other(1)	(22.2)	(14.7)	(40.3)	(38.5)
Non-U.S. GAAP Total Company Adjusted EBITDA	$305.6	$307.6	$548.7	$591.8
Adjusted EBITDA Margin	17.7%	17.2%	16.5%	16.8%

(1)

As of January 1, 2016, our Kevothermal business was moved from Other to our Product Care Segment. This resulted in a reclassification of $2.9 million of net sales and $0.6 million of adjusted EBITDA for the three months ended June 30, 2015 and $5.7 million of net sales and $1.4 million of adjusted EBITDA for the six months ended June 30, 2015.

The following table shows a reconciliation of Total Company Adjusted EBITDA to Net earnings available to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Total Company Adjusted EBITDA	$305.6	$307.6	$548.7	$591.8
Depreciation and amortization (1)(3)	(74.3)	(69.3)	(137.8)	(142.4)
Special items:
Accelerated depreciation of non-strategic assets related to restructuring programs	0.1	(0.3)	0.1	0.3
Accelerated depreciation and amortization of fixed assets and intangible assets for Venezuelan subsidiaries(1)	4.8	—	4.8	—
Restructuring and other charges(1)(4)	(1.6)	(16.9)	(1.6)	(29.6)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(5.2)	(10.7)	(11.3)	(19.2)
SARs	0.1	(1.6)	(0.2)	(4.5)
Foreign currency exchange (loss) gains related to Venezuelan subsidiaries	(1.1)	(30.5)	(2.8)	(29.7)
Charges related to ceasing operations in Venezuela(1)	(52.1)	—	(52.1)	—
Loss on debt redemption and refinancing activities	—	(110.8)	—	(111.3)
Gain (loss) on sale of North American foam trays and absorbent pads business and European food trays business	—	29.2	(1.6)	29.2
Gain (loss) related to the sale of other businesses, investments and property, plant and equipment	(0.4)	5.3	(2.1)	8.8
Other special items(2)	1.4	(0.1)	0.2	(1.7)
Interest expense	(54.3)	(59.0)	(109.0)	(117.5)
Income tax provision	73.4	14.8	93.8	48.9
Net earnings available to common stockholders	$49.6	$28.1	$141.5	$125.3

(1)

Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country.  Refer to Note 1 of the Condensed Consolidated Statement of Operations for further details.

(2)

Other special items for the three and six months ended June 30, 2016 primarily included a reduction in a non-income tax reserve following the completion of a governmental audit partially offset by legal fees associated with restructuring and acquisitions. Other special items for the three and six months ended June 30, 2015 primarily included legal fees associated with restructuring and acquisitions.

(3)	Depreciation and amortization by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Food Care	$24.5	$26.8	$50.2	$55.3
Diversey Care	25.0	25.2	48.0	51.3
Product Care	9.3	9.4	18.9	19.5
Other	15.5	7.9	20.7	16.3
Total Company depreciation and amortization(1)	$74.3	$69.3	$137.8	$142.4

(1)

Includes share-based incentive compensation of $16.8 million and $31.2 million for the three and six months ended June 30, 2016 and $14.9 million and $33.2 million for the three and six months ended June 30, 2015, respectively.

(4)	Restructuring and other charges by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Food Care	$0.7	$7.2	$0.7	$14.1
Diversey Care	0.5	6.3	0.5	9.5
Product Care	0.4	3.3	0.4	5.9
Other	—	0.1	—	0.1
Total Company restructuring and other charges(1)	$1.6	$16.9	$1.6	$29.6

(1)	For the three and six months ended June 30, 2016 restructuring and other charges excludes $0.3 million related to severance and termination benefits for employees in our Venezuelan subsidiaries.

Assets by Reportable Segments

The following table shows assets allocated by our segment reporting structure.  Only assets identifiable by segment and reviewed by our chief operating decision maker by segment are allocated by the reportable segment assets, which are trade receivables, net, and finished goods inventory, net.  All other assets are included in “Assets not allocated.”

	June 30,	December 31,
(In millions)	2016	2015
Assets:
Trade receivables, net, and finished goods inventories, net
Food Care	$563.3	$522.4
Diversey Care	515.8	440.3
Product Care	238.0	222.0
Other	15.3	12.5
Total segments and other	1,332.4	1,197.2
Assets not allocated
Cash and cash equivalents	297.5	358.4
Property and equipment, net	980.0	930.7
Goodwill	2,906.8	2,909.5
Intangible assets, net	764.4	784.3
Assets held for sale	3.4	10.3
Other	1,242.2	1,199.6
Total	$7,526.7	$7,390.0

Note 5 Inventories and Cost of Sales

The following table details our inventories, net:

	June 30,	December 31,
(In millions)	2016	2015
Inventories:
Raw materials	$127.8	$109.6
Work in process	127.7	112.4
Finished goods	492.5	438.8
Total	$748.0	$660.8

For the three and six months ended June 30, 2016 cost of sales included a $6.8 million reimbursement of previously incurred environmental expenses, of which $5.6 million impacted the Diversey Care division.

Note 6 Property and Equipment, net

The following table details our property and equipment, net:

	June 30,	December 31,
(In millions)	2016	2015
Land and improvements	$88.1	$86.7
Buildings	611.4	602.0
Machinery and equipment	2,172.9	2,141.3
Other property and equipment	132.7	129.1
Construction-in-progress	240.6	190.7
Property and equipment, gross	3,245.7	3,149.8
Accumulated depreciation and amortization(1)	(2,265.7)	(2,219.1)
Property and equipment, net	$980.0	$930.7

(1)

As of June 30, 2016 this amount includes $0.5 million related to the accelerated depreciation and amortization of fixed assets related to ceasing operations in Venezuela. Refer to Note 1 of the Condensed Consolidated Statement of Operations for further details.

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Interest cost capitalized	$2.3	$—	$3.9	$1.0
Depreciation and amortization expense for property and equipment	$30.0	$31.4	$57.7	$63.6

Note 7 Goodwill and Identifiable Assets

Goodwill

The following table shows our goodwill balances by our segment reporting structure.  We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.  As of June 30, 2016, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

(In millions)	Food Care	Diversey Care	Product Care	Other	Total
Gross Carrying Value at December 31, 2015	$804.3	$1,820.9	$1,373.7	$1.6	$4,000.5
Accumulated impairment	(208.0)	(883.0)	—	—	(1,091.0)
Carrying Value at December 31, 2015	$596.3	$937.9	$1,373.7	$1.6	$2,909.5
Acquisition method adjustments	(0.1)	—	—	—	(0.1)
Dispositions	—	—	(1.1)	—	(1.1)
Currency translation	(4.5)	2.8	0.4	(0.2)	(1.5)
Gross Carrying Value at June 30, 2016	799.7	1,823.7	1,373.0	1.4	3,997.8
Accumulated impairment	(208.0)	(883.0)	—	—	(1,091.0)
Carrying Value at June 30, 2016	$591.7	$940.7	$1,373.0	$1.4	$2,906.8

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives.  As of June 30, 2016, there were no impairment indicators present.

	June 30, 2016				December 31, 2015
	Gross				Gross
	Carrying	Accumulated	Accumulated		Carrying	Accumulated	Accumulated
(In millions)	Value	Amortization	Impairment	Net	Value	Amortization	Impairment	Net
Customer relationships(1)	$854.6	$(284.3)	$(148.9)	$421.4	$846.2	$(249.4)	$(148.9)	$447.9
Trademarks and tradenames	1.8	(0.6)	—	1.2	1.7	(0.4)	—	1.3
Capitalized software	160.5	(128.3)	—	32.2	143.0	(125.3)	—	17.7
Technology	142.2	(71.9)	(22.2)	48.1	141.9	(65.0)	(22.2)	54.7
Contracts	43.4	(33.0)	—	10.4	42.8	(31.2)	—	11.6
Total intangible assets with definite lives	1,202.5	(518.1)	(171.1)	513.3	1,175.6	(471.3)	(171.1)	533.2
Trademarks and tradenames with indefinite lives(2)	881.3	—	(630.2)	251.1	881.3	—	(630.2)	251.1
Total identifiable intangible assets	$2,083.8	$(518.1)	$(801.3)	$764.4	$2,056.9	$(471.3)	$(801.3)	$784.3

(1)

As of June 30, 2016 this amount includes $4.3 million related to the accelerated amortization of intangible assets related to ceasing operations in Venezuela. Refer to Note 1 of the Condensed Consolidated Statement of Operations for further details.

(2)	The intangible assets include $251 million of trademarks and trade names that we have determined to have indefinite useful lives, primarily acquired in connection with the acquisition of Diversey.

The following table shows the remaining estimated future amortization expense at June 30, 2016.

Year	Amount (in millions)
Remainder of 2016	$44.7
2017	91.7
2018	64.3
2019	58.6
Thereafter	254.0
Total	$513.3

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

As of June 30, 2016, the maximum purchase limit for receivable interests was $90 million, subject to the availability limits described below.

The amounts available from time to time under this program may be less than $90 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During the six months ended June 30, 2016, the level of eligible assets available under the program was lower than $90 million primarily due to certain required reserves against our receivables. As a result, the amount available to us under the program was $84 million at June 30, 2016. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

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

As of June 30, 2016, the maximum purchase limit for receivable interests was €110 million ($122 million equivalent at June 30, 2016), subject to availability limits.  The terms and provisions of this program are similar to our U.S. program discussed above. As of June 30, 2016, the amount available under this program was €106 million ($118 million equivalent as of June 30, 2016).

This program expires annually in February and is renewable. The program was renewed in February 2016 for an additional year.

Utilization of Our Accounts Receivable Securitization Programs

As of June 30, 2016, there were borrowings of $82 million outstanding under our U.S. program and borrowings of €62 million ($69 million equivalent as of June 30, 2016) under our European program. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. Total interest expense related to the use of these programs was less than $1 million for the three and six months ended June 30, 2016 and June 30, 2015.

Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at June 30, 2016.

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

The Program consists of a portfolio of restructuring projects across all of our divisions as part of our transformation of Sealed Air into a knowledge-based company, including reductions in headcount, and relocation of certain facilities and offices, which primarily reflects the relocation of our global headquarters to Charlotte, North Carolina, including the headquarters for our divisions, research and development facilities, and corporate offices. By December 31, 2017, we anticipate approximately 1,300 jobs will have been relocated to Charlotte primarily from our former corporate headquarters in Elmwood Park, New Jersey; and facilities in Saddle Brook, New Jersey; Racine, Wisconsin; and, Duncan and Greenville, South Carolina. The cost of the Charlotte campus is estimated to be approximately $120 million.

Program metrics are as follows:

Sealed Air Restructuring Program
Approximate positions eliminated by the program	1,950
Estimated Program Costs (in millions):
Costs of reduction in headcount as a result of reorganization	$240-$245
Other expenses associated with the Program	160-165
Total expense	$400-410
Capital expenditures	250-255
Proceeds, foreign exchange and other cash items	(70)-(75)
Total estimated net cash cost	$580-$590
Program to Date Cumulative Expense (in millions):
Costs of reduction in headcount as a result of reorganization	$214
Other expenses associated with the Program	88
Total Cumulative Expense	$302
Cumulative Capital expenditures	$147

The following table details our restructuring activities as reflected in the Condensed Statement of Operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Other associated costs	$5.2	$10.6	$11.3	$19.2
Restructuring charges	1.6	16.9	1.6	29.6
Total	$6.8	$27.5	$12.9	$48.8
Capital Expenditures	$37.9	$2.1	$57.0	$4.5

The restructuring accrual, spending and other activity for the six months ended June 30, 2016 and the accrual balance remaining at June 30, 2016 related to these programs were as follows (in millions):

Restructuring accrual at December 31, 2015	$76.3
Accrual and accrual adjustments	1.6
Cash payments during 2016	(25.0)
Effect of changes in foreign currency exchange rates	1.2
Restructuring accrual at June 30, 2016	$54.1

We expect to pay $45 million of the accrual balance remaining at June 30, 2016 within the next twelve months. This amount is included in accrued restructuring costs on the Condensed Consolidated Balance Sheet at June 30, 2016. The remaining accrual of $9 million is expected to be paid in the second half of 2017. This amount is included in other non-current liabilities on our Condensed Consolidated Balance Sheet at June 30, 2016.

Note 10 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth on the following table:

	June 30,	December 31,
(In millions)	2016	2015(3)
Short-term borrowings (1)	$281.0	$241.9
Current portion of long-term debt(2)	76.6	46.6
Total current debt	357.6	288.5
Term Loan A due July 2017	249.8	249.7
Term Loan A due July 2019(2)	1,040.9	1,058.9
6.50% Senior Notes due December 2020	422.9	422.7
4.875% Senior Notes due December 2022	419.3	418.9
5.25% Senior Notes due April 2023	419.4	419.0
4.50% Senior Notes due September 2023	440.8	432.9
5.125% Senior Notes due December 2024	419.9	419.7
5.50% Senior Notes due September 2025	396.2	396.1
6.875% Senior Notes due July 2033	445.2	445.2
Other	4.7	3.7
Total long-term debt, less current portion(5)	4,259.1	4,266.8
Total debt(4)(6)	$4,616.7	$4,555.3

(1)

Short-term borrowings of $281 million at June 30, 2016 are comprised primarily of $82 million of borrowings outstanding under our U.S. accounts receivable securitization program, $69 million of borrowings outstanding under our European accounts receivable securitization program, $27 million outstanding under our revolving credit facility and $103 million short-term borrowing from various lines of credit. Short-term borrowings at December 31, 2015 are comprised primarily of $67 million of borrowings outstanding under our U.S. accounts receivable securitization program, $77 million of borrowings outstanding under our European accounts receivable securitization program and $98 million short-term borrowings from various lines of credit.

(2)	Term Loan A facility due July 2019 has required prepayments which are due in 2016 and are included in the current portion of long-term debt.
(3)

As of January 1, 2016, we have adopted ASU 2015-03 and ASU 2015-15 which resulted in $36 million of unamortized debt issuance costs being reclassified from other non-current assets to long-term debt. See Note 2, “Recently Issued Accounting Standards” for additional information related to this adoption.

(4)

As of June 30, 2016, our weighted average interest rate on our short-term borrowings outstanding was 4.2% and on our long-term debt outstanding was 4.6%. As of December 31, 2015, our weighted average interest rate on our short-term borrowings outstanding was 3.4% and on our long-term debt outstanding was 4.6%.

(5)	Amounts are net of unamortized discounts and issuance costs of $34 million as June 30, 2016 and $36 million as of December 31, 2015.
(6)	Long-term debt instruments are listed in order of priority.

Lines of Credit

The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the Revolving Credit Facility discussed above, and the amounts available under our accounts receivable securitization programs.

	June 30,	December 31,
(In millions)	2016	2015
Used lines of credit (1)(2)	$281.0	$241.9
Unused lines of credit	1,034.2	1,039.9
Total available lines of credit(3)	$1,315.2	$1,281.8

(1)	Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.
(2)

As of June 30, 2016 and December 31, 2015, there were $55 million and $56 million of cash held on deposit, respectively, as a compensating balance for certain short-term borrowings, which is recorded in other current assets on the Condensed Consolidated Balance Sheet. As of June 30, 2016 there was $1 million of cash held on deposit as a compensating balance for certain long-term borrowings, which is recorded in other non-current assets on the Condensed Consolidated Balance Sheet.

(3)	Of the total available lines of credit, $902 million were committed as of June 30, 2016.

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Second Amended and Restated Syndicated Credit Facility (“Amended Credit Facility”) contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Amended Credit Facility). We were in compliance with the above financial covenants and limitations at June 30, 2016.

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

Net unrealized after-tax gains/losses related to these contracts that were included in other comprehensive income were $1 million gain and $2 million loss for the three and six months ended June 30, 2016, respectively, and $3 million and $4 million gain for the three and six months ended June 30, 2015. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

We estimate that $4 million of net unrealized derivative gains included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next twelve months.

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

Interest Rate Swaps

From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At June 30, 2016 and December 31, 2015, we had no outstanding interest rate swaps.

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

Net Investment Hedge

During the second quarter of 2015, we entered into a series of foreign currency exchange forwards totaling €270 million.  These foreign currency exchange forwards hedged a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates and expired in June 2015. The loss of $4 million ($2 million after tax) is recorded in AOCI on our Condensed Consolidated Balance Sheet.

The €400 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The fair value of the debt decreased by $5 million as of June 30, 2016 and is reflected in long-term debt on our Condensed Consolidated Balance Sheet.

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

The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow		Net Investment Hedge		Non-Designated		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(In millions)	2016	2015	2016	2015	2016	2015	2016	2015
Derivative Assets
Foreign currency forward contracts	$3.2	$3.2	$—	$—	$5.4	$25.0	$8.6	$28.2
Interest rate and currency swaps	27.1	44.0	—	—	—	—	27.1	44.0
Total Derivative Assets (2)	$30.3	$47.2	$—	$—	$5.4	$25.0	$35.7	$72.2

Derivative Liabilities
Foreign currency forward contracts	$(3.2)	$(1.3)	$—	$—	$(9.6)	$(43.5)	$(12.8)	$(44.8)
Cross-currency swaps	—	—	(19.6)	(12.0)	—	—	(19.6)	(12.0)
Total Derivative Liabilities(2)	$(3.2)	$(1.3)	$(19.6)	$(12.0)	$(9.6)	$(43.5)	$(32.4)	$(56.8)
Net Derivatives (1)	$27.1	$45.9	$(19.6)	$(12.0)	$(4.2)	$(18.5)	$3.3	$15.4

(1)

Excludes €400 million of euro-denominated debt ($441 million equivalent at June 30, 2016) and €400 million of euro-denominated debt ($433 million equivalent at December 31, 2015), designated as a net investment hedge.

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities		Other Non-current Assets		Other Non-current Liabilities
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(In millions)	2016	2015	2016	2015	2016	2015	2016	2015
Gross position	$14.5	$36.2	$(12.8)	$(44.8)	$21.2	$36.0	$(19.6)	$(12.0)
Impact of master netting agreements	(0.4)	(24.1)	0.4	24.1	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$14.1	$12.1	$(12.4)	$(20.7)	$21.2	$36.0	$(19.6)	$(12.0)

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

	Amount of Gain (Loss) Recognized in
	Earnings on Derivatives
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts(1)	$(1.5)	$2.9	$0.2	$3.7
Interest rate and currency swaps(2)	(13.3)	(5.2)	(24.2)	9.8
Treasury locks(3)	—	—	0.1	0.1
Sub-total cash flow hedges	(14.8)	(2.3)	(23.9)	13.6
Fair Value Hedges:
Interest rate swaps	0.1	0.1	0.2	0.2
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	(8.1)	(3.3)	(18.7)	34.6
Total	$(22.8)	$(5.5)	$(42.4)	$48.4

(1)

Amounts recognized on the foreign currency forward contracts were included in cost of sales during the three and six months ended June 30, 2016 and other income, net in the three and six months ended June 30, 2015.

(2)

Amounts recognized on the interest rate and currency swaps for the three months ended June 30, 2016 and 2015, included a $12 million loss and $4 million loss, respectively, which is included in other income, net and interest expense of $1 million and $2 million, respectively, related to the hedge of the interest payments. Amounts recognized on the interest rate and currency swaps for the six months ended June 30, 2016 and 2015, included a $22 million loss and $13 million gain, respectively, which is included in other income, net and interest expense of $2 million and $3 million, respectively, related to the hedge of the interest payments.

(3)	Amounts recognized on the treasury locks were included in interest expense which is related to amortization of terminated interest rate swaps.

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

The following table details the fair value hierarchy of our financial instruments:

	June 30, 2016
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$54.5	$46.5	$8.0	$—
Compensating balance deposits	$56.2	$56.2	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts	$(4.2)	$—	$(4.2)	$—
Interest rate and currency swaps	$27.1	$—	$27.1	$—
Cross-currency swaps	$(19.6)	$—	$(19.6)	$—

	December 31, 2015
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$56.3	$48.3	$8.0	$—
Compensating balance deposits	$56.5	$56.5	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts	$(16.5)	$—	$(16.5)	$—
Interest rate and currency swaps	$44.0	$—	$44.0	$—
Cross-currency swaps	$(12.0)	$—	$(12.0)	$—

Cash Equivalents

Our cash equivalents at June 30, 2016 and December 31, 2015 consisted of commercial paper (fair value determined using Level 2 inputs) and bank time deposits (Level 1). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

Compensating Balance Deposits

We have compensating balance deposits related to certain short-term and long-term borrowings.  These represent bank certificates of deposits with maturities of greater than 3 months.

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

Counterparties to these foreign currency forward contracts have at least an investment grade rating. Credit ratings on some of our counterparties may change during the term of our financial instruments. We closely monitor our counterparties’ credit ratings and, if necessary, will make any appropriate changes to our financial instruments. The fair value generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date.

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

Other liabilities that are recorded at carrying value on our Condensed Consolidated Balance Sheets include our senior notes, except for our euro-denominated debt as discussed above. We utilize a market approach to calculate the fair value of our senior notes. Due to their limited investor base and the face value of some of our senior notes, they may not be actively traded on the date we calculate their fair value. Therefore, we may utilize prices and other relevant information generated by market transactions involving similar securities, reflecting U.S. Treasury yields to calculate the yield to maturity and the price on some of our senior notes. These inputs are provided by an independent third party and are considered to be Level 2 inputs.

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

The table below shows the carrying amounts and estimated fair values of our total debt:

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount(2)	Value
Term Loan A Facility due July 2017	$249.8	$249.8	$249.7	$249.7
Term Loan A Facility due July 2019(1)	1,115.4	1,115.4	1,103.8	1,103.8
6.50% Senior Notes due December 2020	422.9	480.7	422.7	473.7
4.875% Senior Notes due December 2022	419.3	441.7	418.9	426.5
5.25% Senior Notes due April 2023	419.4	441.3	419.0	436.2
4.50% Senior Notes due September 2023(1)	440.8	466.8	432.9	452.7
5.125% Senior Notes due December 2024	419.9	437.9	419.7	427.6
5.50% Senior Notes due September 2025	396.2	412.3	396.1	410.2
6.875% Senior Notes due July 2033	445.2	478.0	445.2	462.7
Other foreign loans(1)	166.1	166.5	165.7	165.8
Other domestic loans	121.7	121.8	81.6	81.9
Total debt	$4,616.7	$4,812.2	$4,555.3	$4,690.8

(1)	Includes borrowings denominated in currencies other than U.S. dollars.
(2)

As of January 1, 2016, we have adopted ASU 2015-03 and ASU 2015-15 which resulted in $36 million of unamortized debt issuance costs being reclassified from other assets to long-term debt. See Note 2, “Recently Issued Accounting Standards” for additional information related to this adoption.

As of June 30, 2016, we did not have any non–financial assets and liabilities, aside from contingent consideration liabilities related to acquisitions and certain equity compensation, that were carried at fair value on a recurring basis in the Condensed Consolidated Financial Statements or for which a fair value measurement was required. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets and asset retirement obligations. Refer to Note 16 “Stockholders’ Equity” for share based compensation and below for contingent consideration.

Contingent Consideration

As part of the Intellibot acquisition in 2015, the Company recorded contingent consideration which is classified as a liability which includes earnout fees to be paid out in cash to the seller over a 10 year period based on various percentages of net sales of the Intellibot business over the 10 year period. Since it is classified as a liability, we must remeasure to fair value each reporting period. The fair value of the liability as of June 30, 2016 was $9 million, mostly included in non-current liabilities on the Condensed Consolidated Balance Sheet. The less than $1 million change in fair value for the six months ended June 30, 2016 was recognized in selling, general and administrative expenses. The valuation of the contingent consideration is based on a probability weighted projection of payments over the remaining 9 year period using the deterministic method. These projections are based on our internal forecast of the business performance and since this is an unobservable input used in the fair value measurement it would be considered a Level 3 input (as defined above). In addition, the probability weighted earnout payments were present valued using factors to consider the risk associated with achievement of the sales forecast and the credit risk associated with the payments.

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

We do not expect any of our counterparties in derivative transactions to fail to perform as it is our policy to have counterparties to these contracts that have at least an investment grade rating. Nevertheless, there is a risk that our exposure to losses arising out of derivative contracts could be material if the counterparties to these agreements fail to perform their obligations. We will replace counterparties if a credit downgrade is deemed to increase our risk to unacceptable levels.

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

The following table shows the components of our net periodic benefit cost (income) for our defined benefit pension plans for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost or (income):
Service cost	$0.1	$2.5	$2.6	$0.1	$2.5	$2.6
Interest cost	1.9	6.5	8.4	2.1	7.7	9.8
Expected return on plan assets	(2.5)	(9.0)	(11.5)	(2.8)	(10.3)	(13.1)
Amortization of net prior service cost	—	0.1	0.1	—	—	—
Amortization of net actuarial loss	0.5	2.1	2.6	0.4	2.3	2.7
Net periodic benefit cost (income)	—	2.2	2.2	(0.2)	2.2	2.0
Cost (income) of settlement/curtailment	—	(0.3)	(0.3)	1.1	(1.0)	0.1
Total benefit cost (income)	$—	$1.9	$1.9	$0.9	$1.2	$2.1

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost or (income):
Service cost	$0.2	$5.0	$5.2	$0.4	$5.0	$5.4
Interest cost	3.8	12.9	16.7	4.3	15.3	19.6
Expected return on plan assets	(5.0)	(18.1)	(23.1)	(5.7)	(20.6)	(26.3)
Amortization of net prior service cost	—	0.1	0.1	—	—	—
Amortization of net actuarial loss	1.0	4.4	5.4	0.9	4.7	5.6
Net periodic benefit cost (income)	—	4.3	4.3	(0.1)	4.4	4.3
Cost (income) of settlement/curtailment	—	(0.2)	(0.2)	1.1	(0.7)	0.4
Total benefit cost (income)	$—	$4.1	$4.1	$1.0	$3.7	$4.7

The following table shows the components of our net periodic benefit cost for our other employee benefit plans for the three and six months period ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Components of net periodic benefit cost or (income):
Service cost	$0.1	$0.2	$0.1	$0.5
Interest cost	0.4	0.7	0.9	1.5
Amortization of net prior service cost	(0.3)	(0.2)	(0.7)	(0.4)
Amortization of net actuarial loss	—	0.1	—	0.2
Net periodic benefit cost	$0.2	$0.8	$0.3	$1.8

Note 14 Income Taxes

Effective Income Tax Rate and Income Tax Provision

Our effective income tax rate for the three months ended June 30, 2016 was 59.7% and for the six months ended June 30, 2016 was 39.9%. Our effective income tax rate benefited from a favorable earnings mix with earnings in jurisdictions with lower tax rates however, the effective tax rate was negatively impacted by $52 million related to ceasing operations in Venezuela for which we will receive minimal tax benefit. The Company recorded discrete expense of $24 million in the second quarter of 2016 primarily related to an increase in valuation allowance against expiring foreign tax credits and increases in unrecognized tax benefits.

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

Unrecognized Tax Benefits

During the six months ended June 30, 2016, we increased our unrecognized tax benefits by $7 million primarily related to tax audits in foreign jurisdictions. We have not changed our policy with regard to the reporting of penalties and interest related to unrecognized tax benefits.

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

Note 16 Stockholders’ Equity

Repurchase of Common Stock

In July 2015, our Board of Directors authorized a repurchase program of up to $1.5 billion of the Company’s common stock, reflecting its commitment to return value to shareholders. The repurchase program has no expiration date and replaced the previously authorized program, which was terminated. Refer to Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for further information.  This program replaced our prior share repurchase program, approved by our Board of Directors in August 2007 authorizing us to repurchase in the aggregate up to 20 million shares of our outstanding common stock.

During the three and six months ended June 30, 2016, we repurchased 435,140 and 1,134,485 shares, for approximately $20 million and $52 million, respectively.  During the three and six months ended June 30, 2015, we repurchased 1,610,287 and 2,624,434 shares, for approximately $80 million and $125 million, respectively. These repurchases were made under privately negotiated or open market transactions in accordance with Rule 10b5-1 of the Securities Act of 1933, as amended, and pursuant to the share repurchase program previously approved by our Board of Directors.

Additionally, during the six months ended June 30, 2015, the Company entered into an accelerated share repurchase agreement with a third-party financial institution to repurchase $25 million of the Company’s common stock.  Upon completion of the transaction, the Company received a total of 546,574 shares with an average price of $45.74 per share.

Dividends

On July 7, 2016, our Board of Directors declared a quarterly cash dividend of $0.16 per common share. The dividend is payable on September 16, 2016 to stockholders of record at the close of business on September 2, 2016.

The dividends paid in the six months ended June 30, 2016 were recorded as a reduction to cash and cash equivalents and retained earnings on our Condensed Consolidated Balance Sheets. Our credit facility and our notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Statement of Operations. There is no guarantee that our Board of Directors will declare any further dividends.

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

The table below shows our total share-based incentive compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Total share-based incentive compensation expense (1)	$16.8	$14.9	$31.2	$33.2

(1)

The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock or the expense or income related to SARs and certain cash-based awards.  See Stock Appreciation Rights below for further details of SARs. At June 30, 2016 and June 30, 2015, our other cash-based awards were not material to our Condensed Consolidated Balance Sheet or Statement of Operations.

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

2016 Three-year PSU Awards

In February 2016, the O&C Committee approved awards with a three-year performance period beginning January 1, 2016 to December 31, 2018 for certain executives. The O&C Committee established principal performance goals, which are (i) total shareholder return (TSR) weighted at 50%, and (ii) 2018 consolidated adjusted EBITDA margin weighted at 50%. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares.

The number of PSUs granted and the grant date fair value of the PSUs are shown in the following table:

	TSR	Adjusted EBITDA
Number of units granted	124,755	165,391
Fair value on grant date	$57.14	$43.10

The assumptions used to calculate the grant date fair value of the PSUs based on TSR are shown in the following table:

TSR portion of the 2016 PSU Award
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

We recognized SARs income of less than $1 million and expense of $2 million in the three months ended June 30, 2016 and 2015, respectively, and expense of less than $1 million and $5 million for the six months ended June 30, 2016 and 2015, respectively. Cash payments due to the exercise of these SARs were less than $2 million and $18 million in the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the remaining liability for these SARs was $2 million and is included in other current liabilities on our Condensed Consolidated Balance Sheet.

Note 17 Accumulated Other Comprehensive Income (Loss)

The following table provides details of comprehensive income (loss) for the six months ended June 30, 2016 and 2015:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Gains (Losses) on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Income (Loss), Net of Taxes
Balance at December 31, 2014	$(250.1)	$(369.9)	$—	$6.2	$(613.8)
Other comprehensive income (loss) before reclassifications	3.3	(59.2)	(19.3)	10.4	(64.8)
Less: amounts reclassified from accumulated other comprehensive income (loss)	4.1	—	—	(9.6)	(5.5)
Net current period other comprehensive income (loss)	7.4	(59.2)	(19.3)	0.8	(70.3)
Balance at June 30, 2015(1)(2)	$(242.7)	$(429.1)	$(19.3)	$7.0	$(684.1)

Balance at December 31, 2015	$(266.0)	$(564.0)	$1.7	$8.3	$(820.0)
Other comprehensive income (loss) before reclassifications	0.2	30.5	(7.1)	(20.6)	3.0
Less: amounts reclassified from accumulated other comprehensive income (loss)	3.6	(46.0)	—	15.9	(26.5)
Net current period other comprehensive income (loss)	3.8	(15.5)	(7.1)	(4.7)	(23.5)
Balance at June 30, 2016(2)	$(262.2)	$(579.5)	$(5.4)	$3.6	$(843.5)

(1)

For the six months ended June 30, 2015, certain foreign currency translation adjustments were misclassified within Accumulated Other Comprehensive Loss (“AOCI”) on the Consolidated Balance Sheet.  Refer Note 2 “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” under the heading “Reclassifications and Revisions” for further discussion of the revisions.

(2)

The ending balance in AOCI includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $(23.3) million as of June 30, 2016 and $36.6 million as of June 30, 2015.

The following table provides detail of amounts reclassified from accumulated other comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016 (1)	2015 (1)	2016 (1)	2015 (1)	Location of Amount Reclassified from AOCI
Defined benefit pension plans and other post-employment benefits:
Prior service costs	$0.2	$0.2	$0.6	$0.4	(2)
Actuarial losses	(2.6)	(2.8)	(5.4)	(5.8)	(2)
Total pre-tax amount	(2.4)	(2.6)	(4.8)	(5.4)
Tax (expense) benefit	0.6	0.6	1.2	1.3
Net of tax	(1.8)	(2.0)	(3.6)	(4.1)
Reclassifications from cumulative translation adjustment:
Charges related to Venezuelan subsidiaries	46.0	—	46.0	—	(4)
Net gains (losses) on cash flow hedging derivatives:
Foreign currency forward contracts	(1.5)	2.9	0.2	3.7	(3) Other income, net
Interest rate and currency swaps	(13.2)	(5.1)	(24.0)	10.0	(3) Various
Treasury locks	—	—	0.1	0.1	(3) Interest expense
Total pre-tax amount	(14.7)	(2.2)	(23.7)	13.8
Tax (expense) benefit	4.3	1.0	7.8	(4.2)
Net of tax	(10.4)	(1.2)	(15.9)	9.6
Total reclassifications for the period	$33.8	$(3.2)	$26.5	$5.5

(1)	Amounts in parenthesis indicate changes to earnings (loss).
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
(4)

Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country.  Refer to the Note 1 of the Condensed Consolidated Statement of Operations for further details.

Note 18 Other Income, net

The following table provides details of other income, net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Interest income	$3.4	$3.3	$7.0	$6.5
Net foreign exchange transaction gains	5.6	3.1	4.1	2.6
Bank fee expense	(1.5)	(1.3)	(2.9)	(2.4)
Net gain/(loss) on disposals of business and property and equipment	(0.4)	0.5	(1.5)	3.8
Other, net	(1.3)	1.4	(2.2)	2.4
Other income, net	$5.8	$7.0	$4.5	$12.9

Note 19 Net Earnings Per Common Share

The following table shows the calculation of basic and diluted net earnings per common share under the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Basic Net Earnings Per Common Share:
Numerator
Net earnings available to common stockholders	$49.6	$28.1	$141.5	$125.3
Distributed and allocated undistributed net loss to non-vested restricted stockholders	(0.4)	(0.3)	(1.0)	(0.9)
Distributed and allocated undistributed net earnings to common stockholders	49.2	27.8	140.5	124.4
Distributed net earnings - dividends paid to common stockholders	(31.3)	(27.2)	(56.7)	(54.5)
Allocation of undistributed net earnings to common stockholders	$17.9	$0.6	$83.8	$69.9
Denominator
Weighted average number of common shares outstanding - basic	195.6	208.5	195.4	208.7
Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.16	$0.13	$0.29	$0.26
Allocated undistributed net earnings to common stockholders	0.09	—	0.43	0.34
Basic net earnings per common share:	$0.25	$0.13	$0.72	$0.60
Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$49.2	$27.8	$140.5	$124.4
Add: Allocated undistributed net earnings to unvested restricted stockholders	0.2	—	0.6	0.5
Less: Undistributed net earnings (loss) reallocated to non-vested restricted stockholders	(0.2)	—	(0.6)	(0.5)
Net earnings available to common stockholders - diluted	$49.2	$27.8	$140.5	$124.4
Denominator
Weighted average number of common shares outstanding - basic	195.6	208.5	195.4	208.7
Effect of contingently issuable shares	0.8	1.3	0.6	1.3
Effect of unvested restricted stock units	0.8	0.7	0.8	0.7
Weighted average number of common shares outstanding - diluted under two-class	197.2	210.5	196.8	210.7
Effect of unvested restricted stock - participating security	0.7	0.8	0.7	0.8
Weighted average number of common shares outstanding - diluted under treasury stock	197.9	211.3	197.5	211.5
Diluted net earnings per common share	$0.25	$0.13	$0.71	$0.59

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

Highlights of Financial Performance

Below are the highlights of our financial performance for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(In millions, except per share amounts)	2016	2015	Change	2016	2015	Change
Net sales	$1,727.0	$1,785.0	(3.2)%	$3,317.6	$3,531.4	(6.1)%
Gross profit	$661.4	$663.8	(0.4)%	$1,250.7	$1,313.4	(4.8)%
As a % of net sales	38.3%	37.2%		37.7%	37.2%
Operating profit	$218.6	$207.0	5.6%	$390.2	$390.6	(0.1)%
As a % of net sales	12.7%	11.6%		11.8%	11.1%
Net earnings available to common stockholders	$49.6	$28.1	76.5%	$141.5	$125.3	12.9%
Net earnings per common share - basic	$0.25	$0.13	92.3%	$0.72	$0.60	20.0%
Net earnings per common share - diluted	$0.25	$0.13	92.3%	$0.71	$0.59	20.3%
Weighted average number of common shares outstanding:
Basic	195.6	208.5		195.4	208.7
Diluted	197.9	211.3		197.5	211.5
Non-U.S. GAAP Adjusted EBITDA(1)	$305.6	$307.6	(0.7)%	$548.7	$591.8	(7.3)%
Non-U.S. GAAP Adjusted EPS (2)	$0.65	$0.60	8.3%	$1.15	$1.14	0.9%

(1)	See Note 4, “Segments” for a reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings.
(2)	See “Diluted Net Earnings per Common Share” for a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP adjusted EPS.

Diluted Net Earnings per Common Share

The following table presents a reconciliation of our U.S. GAAP EPS to non-U.S. GAAP adjusted EPS.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Net		Net		Net		Net
(In millions, except per share data)	Earnings	EPS	Earnings	EPS	Earnings	EPS	Earnings	EPS
U.S. GAAP net earnings and EPS available to common stockholders (1)	$49.6	$0.25	$28.1	$0.13	$141.5	$0.71	$125.3	$0.59
Special items(2)	79.3	0.40	99.1	0.47	85.6	0.44	116.5	0.55
Non-U.S. GAAP adjusted net earnings and adjusted EPS available to common stockholders	$128.9	$0.65	$127.2	$0.60	$227.1	$1.15	$241.8	$1.14
Weighted average number of common shares outstanding - Diluted		197.9		211.3		197.5		211.5

(1)	Net earnings per common share are calculated under the two-class method.
(2)	Special items include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2016	2015	2016	2015
Special Items:
Restructuring and other charges(1)	$(1.6)	$(16.9)	$(1.6)	$(29.6)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(5.2)	(10.7)	(11.3)	(19.2)
SARs	0.1	(1.6)	(0.2)	(4.5)
Foreign currency exchange (loss) gains related to Venezuelan subsidiaries	(1.1)	(30.5)	(2.8)	(29.7)
Charges related to ceasing operations in Venezuela(1)	(52.1)	—	(52.1)	—
Loss on debt redemption and refinancing activities	—	(110.8)	—	(111.3)
Gain (loss) on sale of North American foam trays and absorbent pads business and European food trays business	—	29.2	(1.6)	29.2
Gain (loss) related to the sale of other businesses, investments and property, plant and equipment	(0.4)	5.3	(2.1)	8.8
Other special items(2)	1.5	(0.1)	0.2	(1.7)
Pre-tax impact of special items	(58.8)	(136.1)	(71.5)	(158.0)
Tax impact of special items	(20.5)	37.0	(14.1)	41.5
Net impact of special items	$(79.3)	$(99.1)	$(85.6)	$(116.5)
Weighted average number of common shares outstanding - Diluted	197.9	211.3	197.5	211.5
Earnings per share impact from special items	$(0.40)	$(0.47)	$(0.44)	$(0.55)

(1)

Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country.  Refer to Note 1 of the Condensed Consolidated Statement of Operations for further details.

(2)

Other special items for the three and six months ended June 30, 2016 primarily included a reduction in a non-income tax reserve following the completion of a governmental audit partially offset by legal fees associated with restructuring and acquisitions. Other special items for the three and six months ended June 30, 2015 primarily included legal fees associated with restructuring and acquisitions.

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
		Effective		Effective		Effective		Effective
(In millions)	Provision	Tax Rate	Provision	Tax Rate	Provision	Tax Rate	Provision	Tax Rate
U.S. GAAP	$73.4	59.7%	$14.8	34.5%	$93.8	39.9%	$48.9	28.1%
Tax effect on special items(1)	(20.5)		37.0		(14.1)		41.5
Non-U.S. GAAP(2)	$52.9	29.1%	$51.8	28.9%	$79.7	26.0%	$90.4	27.2%

(1)	Represents the tax effect on special items recorded in the reconciliation of our U.S. GAAP earnings to our non-U.S. GAAP earnings, as discussed in the table above.
(2)	Our Adjusted Tax Rate is defined as the effective income tax rate on non-U.S. GAAP Adjusted Earnings before income tax provision.

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

The following table presents the approximate favorable or (unfavorable) impact foreign currency translation had on some of our Condensed Consolidated Financial Results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Net sales	$(58.8)	$(198.8)	$(171.8)	$(344.5)
Cost of sales	$39.4	$125.2	$113.2	$214.4
Selling, general and administrative expenses	$10.1	$45.3	$33.4	$82.6
Net earnings	$(1.3)	$(18.4)	$(12.6)	$(29.2)
Adjusted EBITDA	$(8.9)	$(34.1)	$(26.7)	$(56.5)

Net Sales by Geographic Region

Net sales by geographic region for the three and six months ended June 30, 2016 and 2015 as follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(In millions)	2016	2015	Change	2016	2015	Change
North America	$720.3	$738.8	(2.5)%	$1,384.3	$1,476.1	(6.2)%
As a % of net sales	41.7%	41.4%		41.7%	41.8%
EMEA(1)	607.1	617.2	(1.6)%	1,155.0	1,197.9	(3.6)%
As a % of net sales	35.2%	34.6%		34.8%	33.9%
Latin America	160.6	181.2	(11.4)%	305.0	358.9	(15.0)%
As a % of net sales	9.3%	10.2%		9.2%	10.2%
APAC(2)	239.0	247.8	(3.6)%	473.3	498.5	(5.1)%
As a % of net sales	13.8%	13.9%		14.3%	14.1%
Total	$1,727.0	$1,785.0	(3.2)%	$3,317.6	$3,531.4	(6.1)%

(1)	EMEA = Europe, Middle East and Africa
(2)	APAC = Asia, Australia, New Zealand, Japan and Korea

The following tables present the components of the change in net sales by geographic region for the three and six months ended June 30, 2016 compared with 2015.  We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

Three Months Ended June 30, 2016 (In millions)	North America		EMEA		Latin America		APAC		Total
2015 net sales	$738.8		$617.2		$181.2		$247.8		$1,785.0

Volume-Units	9.0	1.2%	7.8	1.3%	(8.7)	(4.8)%	0.4	0.2%	8.5	0.5%
Price/mix(1)	(24.8)	(3.4)%	7.2	1.2%	23.5	13.0%	1.2	0.5%	7.1	0.4%
Divestiture	—	—%	(14.8)	(2.4)%	—	—%	—	—%	(14.8)	(0.8)%
Total constant dollar change (Non-U.S. GAAP)	(15.8)	(2.2)%	0.2	0.1%	14.8	8.2%	1.6	0.7%	0.8	0.1%
Foreign currency translation	(2.7)	(0.3)%	(10.3)	(1.7)%	(35.4)	(19.5)%	(10.4)	(4.2)%	(58.8)	(3.3)%
Total change (U.S. GAAP)	(18.5)	(2.5)%	(10.1)	(1.6)%	(20.6)	(11.3)%	(8.8)	(3.5)%	(58.0)	(3.2)%

2016 net sales	$720.3		$607.1		$160.6		$239.0		$1,727.0

Six Months Ended June 30, 2016 (In millions)	North America		EMEA		Latin America		APAC		Total
2015 net sales	$1,476.1		$1,197.9		$358.9		$498.5		$3,531.4

Volume-Units	15.8	1.1%	22.6	1.9%	(16.8)	(4.7)%	1.4	0.3%	23.0	0.7%
Price/mix(1)	(45.1)	(3.1)%	11.8	1.0%	48.0	13.4%	2.2	0.4%	16.9	0.5%
Divestiture	(52.9)	(3.6)%	(29.0)	(2.4)%	—	—%	—	—%	(81.9)	(2.3)%
Total constant dollar change (Non-U.S. GAAP)	(82.2)	(5.6)%	5.4	0.5%	31.2	8.7%	3.6	0.7%	(42.0)	(1.1)%
Foreign currency translation	(9.6)	(0.6)%	(48.3)	(4.1)%	(85.1)	(23.7)%	(28.8)	(5.8)%	(171.8)	(5.0)%
Total change (U.S. GAAP)	(91.8)	(6.2)%	(42.9)	(3.6)%	(53.9)	(15.0)%	(25.2)	(5.1)%	(213.8)	(6.1)%

2016 net sales	$1,384.3		$1,155.0		$305.0		$473.3		$3,317.6

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

Net Sales by Segment

The following table presents net sales by our segment reporting structure:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(In millions)	2016	2015	Change	2016	2015	Change
Net Sales:
Food Care	$802.3	$846.6	(5.2)%	$1,567.0	$1,726.4	(9.2)%
As a % of Total Company net sales	46.5%	47.4%		47.2%	48.9%
Diversey Care	531.9	535.0	(0.6)%	973.3	1,002.9	(3.0)%
As a % of Total Company net sales	30.8%	30.0%		29.3%	28.4%
Product Care(1)	374.2	383.9	(2.5)%	741.4	763.8	(2.9)%
As a % of Total Company net sales	21.7%	21.5%		22.3%	21.6%
Other(1)	18.6	19.5	(4.6)%	35.9	38.3	(6.3)%
Total Company	$1,727.0	$1,785.0	(3.2)%	$3,317.6	$3,531.4	(6.1)%

(1)

As of January 1, 2016, our Kevothermal business was moved from Other to our Product Care Segment. This resulted in a reclassification of $2.9 million and $5.7 million of net sales for the three and six months ended June 30, 2015, respectively.

Components of Change in Net Sales by Segment

The following tables present the components of change in net sales by our segment reporting structure for the three and six months ended June 30, 2016 compared with June 30, 2015.  We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

Three Months Ended June 30, 2016 (In millions)	Food Care		Diversey Care		Product Care		Other		Total Company
2015 Net Sales	$846.6		$535.0		$383.9		$19.5		$1,785.0

Volume - Units	5.6	0.7%	2.4	0.4%	1.5	0.4%	(1.0)	(5.1)%	8.5	0.5%
Price/mix(1)	3.7	0.4%	10.5	2.0%	(7.4)	(1.9)%	0.3	1.5%	7.1	0.4%
Divestiture	(14.8)	(1.7)%	—	—%	—	—%	—	—%	(14.8)	(0.8)%
Total constant dollar change (Non-U.S. GAAP)	(5.5)	(0.6)%	12.9	2.4%	(5.9)	(1.5)%	(0.7)	(3.6)%	0.8	0.1%
Foreign currency translation	(38.8)	(4.6)%	(16.0)	(3.0)%	(3.8)	(1.0)%	(0.2)	(1.0)%	(58.8)	(3.3)%
Total change (U.S. GAAP)	(44.3)	(5.2)%	(3.1)	(0.6)%	(9.7)	(2.5)%	(0.9)	(4.6)%	(58.0)	(3.2)%

2016 Net Sales	$802.3		$531.9		$374.2		$18.6		$1,727.0

Six Months Ended June 30, 2016 (In millions)	Food Care		Diversey Care		Product Care		Other		Total Company

2015 Net Sales	$1,726.4		$1,002.9		$763.8		$38.3		$3,531.4

Volume - Units	18.4	1.1%	1.3	0.1%	5.2	0.7%	(1.9)	(5.0)%	23.0	0.7%
Price/mix(1)	9.6	0.6%	18.4	1.8%	(12.2)	(1.6)%	1.1	2.9%	16.9	0.5%
Divestiture	(81.9)	(4.7)%	—	—%	—	—%	—	—%	(81.9)	(2.3)%
Total constant dollar change (Non- U.S. GAAP)	(53.9)	(3.0)%	19.7	1.9%	(7.0)	(0.9)%	(0.8)	(2.1)%	(42.0)	(1.1)%
Foreign currency translation	(105.5)	(6.2)%	(49.3)	(4.9)%	(15.4)	(2.0)%	(1.6)	(4.20)%	(171.8)	(5.0)%
Total change (U.S. GAAP)	(159.4)	(9.2)%	(29.6)	(3.0)%	(22.4)	(2.9)%	(2.4)	(6.3)%	(213.8)	(6.1)%

2016 Net Sales	$1,567.0		$973.3		$741.4		$35.9		$3,317.6

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

The following net sales discussion is on a reported and constant dollar basis.

Food Care

Three Months Ended June 30, 2016 Compared With the Same Period of 2015

As reported, net sales decreased $44 million, or 5%, in 2016 compared with 2015, of which $39 million was due to negative currency impact. On a constant dollar basis, net sales increased $6 million, or 1%, in 2016 compared with 2015 primarily due to the following:

•	the divestiture of the European food trays businesses of $15 million.

This was partially offset by:

•

the impact of higher unit volumes of $6 million, reflecting an increase in North America and EMEA due to strong demand within our core product portfolio, adoption of new products and increased market penetration of advanced packaging solutions, partially offset by lower unit volumes in Latin America which were negatively impacted by general political and economic conditions, primarily in Venezuela ; and

•

favorable price/mix of $4 million, reflecting an increase in Latin America and EMEA, primarily reflecting pricing initiatives implemented to offset currency devaluation, a favorable mix of new higher margin products and the implementation of value-added solutions and pricing disciplines, and non-material inflationary costs, which were partially offset by unfavorable price/mix in North America primarily attributable to formula pricing at key customers.

Six Months Ended June 30, 2016 Compared With the Same Period of 2015

As reported, net sales decreased $159 million, or 9%, in 2016 compared to 2015, of which $106 million was due to negative currency impact. On a constant dollar basis, net sales decreased $54 million, or 3%, in 2016 compared with 2015 primarily due to the following:

•	the divestiture of the North American foam trays and absorbent pads and European food trays businesses of $82 million.

This was partially offset by:

•

the impact of higher unit volumes of $18 million, reflecting an increase in North America and EMEA due to strong demand within our core product portfolio, adoption of new products and increased market penetration of advanced packaging solutions, partially offset by lower unit volumes in Latin America which were negatively impacted by general political and economic conditions, primarily in Venezuela and Brazil; and

•

favorable price/mix of $10 million, reflecting an increase in Latin America and EMEA, primarily reflecting pricing initiatives implemented to offset currency devaluation, a favorable mix of new higher margin products and the implementation of value-added pricing initiatives and non-material inflationary costs, which was partially offset by unfavorable price/mix in North America primarily attributable to formula pricing at key customers.

Diversey Care

Three Months Ended June 30, 2016 Compared With the Same Period of 2015

As reported, net sales decreased $3 million, or 1%, in 2016 as compared to 2015, of which $16 million was due to negative currency impact. On a constant dollar basis, net sales increased $13 million, or 2%, in 2016 compared with 2015 primarily due to the following:

•	favorable price/mix of $11 million across all regions; and
•

higher unit volumes of $2 million, reflecting higher unit volumes in APAC due to increased sales driven by new customers and innovation sales and strong demand from distributors in North America along with continued growth in our facility management, retail and healthcare portfolio of products.

Six Months Ended June 30, 2016 Compared With the Same Period of 2015

As reported, net sales decreased $30 million, or 3%, in 2016 as compared to 2015, of which $49 million was due to negative currency impact. On a constant dollar basis, net sales increased $20 million, or 2%, in 2016 compared with 2015 primarily due to the following:

•	favorable price/mix of $18 million across all regions; and
•

higher unit volumes of $1 million, reflecting primarily higher unit volumes in APAC due to increased sales driven by new customers and innovation sales, while increased demand for our infection prevention portfolio of products in North America were partially offset by lower volumes in North America, primarily due to softness in Canada as compared to the prior year.

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

Product Care

Three Months Ended June 30, 2016 Compared With the Same Period of 2015

As reported, net sales decreased $10 million, or 3%, in 2016 as compared to 2015, of which $4 million was due to negative currency impact. On a constant dollar basis, net sales decreased $6 million, or 2%, in 2016 compared with 2015 primarily due to the following:

•	unfavorable price/mix of $7 million primarily related to North America.

This was partially offset by:

•

higher unit volumes of $2 million, primarily in EMEA due to ongoing strength in the e-Commerce and third party logistics markets, partially offset by North America and Latin America due to rationalization efforts and weakness in the industrial sectors.

Six Months Ended June 30, 2016 Compared With the Same Period of 2015

As reported, net sales decreased $33 million, or 3%, in 2016 as compared to 2015, of which $15 million was due to negative currency impact. On a constant dollar basis, net sales decreased $7 million, or less than 1%, in 2016 compared with 2015 primarily due to the following:

•	unfavorable price/mix of $12 million primarily related to North America.

This was partially offset by:

•

higher unit volumes of $5 million, primarily in EMEA due to ongoing strength in the e-Commerce and third party logistics markets, partially offset by North America and Latin America due to rationalization efforts and weakness in the industrial sectors.

Cost of Sales

Cost of sales for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(In millions)	2016	2015	Change	2016	2015	Change
Net sales	$1,727.0	$1,785.0	(3.2)%	$3,317.6	$3,531.4	(6.1)%
Cost of sales	1,065.6	1,121.2	(5.0)%	2,066.9	2,218.0	(6.8)%
As a % of net sales	61.7%	62.8%		62.3%	62.8%

Three Months Ended June 30, 2016 Compared With the Same Period of 2015

As reported, cost of sales decreased by $56 million, or 5%, in 2016 as compared to 2015. Cost of sales was impacted by favorable foreign currency translation of $39 million. On a constant dollar basis, cost of sales decreased $13 million, or 1.2%, primarily due to the divestiture of the European food trays business of $12 million and a $7 million reimbursement of previously incurred environmental expenses, offset by $9 million in unfavorable non-material manufacturing and direct costs.

Six Months Ended June 30, 2016 Compared With the Same Period of 2015

As reported, costs of sales decreased $151 million, or 7%, in 2016 as compared to 2015. Cost of sales was impacted by favorable foreign currency translation of $113 million. On a constant dollar basis, cost of sales decreased $32 million, or 1.5%, primarily due to the divestiture of the North American foam trays and absorbent pads business and European food trays business of $66 million and a $7 million reimbursement of previously incurred environmental expenses, offset by an increase of $44 million in higher non-material manufacturing and direct costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the three and six months ended June 30, 2016 and 2015 are included in the table below.

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(In millions)	2016	2015	Change	2016	2015	Change
Selling, general and administrative expenses	$413.5	$415.3	(0.4)%	$809.5	$843.1	(4.0)%
As a % of net sales	23.9%	23.3%		24.4%	23.9%

Three Months Ended June 30, 2016 Compared With the Same Period of 2015

As reported, SG&A expenses decreased $2 million, or less than 1%, in 2016 as compared to 2015. SG&A expenses were impacted by favorable foreign currency translation of $10 million. On a constant dollar basis, SG&A expenses increased by $8 million, or 2%, which was primarily due to salary inflation, partially offset by restructuring savings.

Six Months Ended June 30, 2016 Compared With the Same Period of 2015

As reported, SG&A expenses decreased $34 million, or 4%, in 2016 as compared to 2015. SG&A expenses were impacted by favorable foreign currency translation of $33 million. On a constant dollar basis, SG&A expenses were essentially flat, reflecting restructuring savings offset by salary inflation.

Amortization Expense of Intangible Assets Acquired

Amortization expense of intangible assets acquired for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(In millions)	2016	2015	Change	2016	2015	Change
Amortization expense of intangible assets acquired	$27.5	$23.0	19.6%	$48.9	$45.6	7.2%
As a % of net sales	1.6%	1.3%		1.5%	1.3%

The increase in amortization expense of intangibles for the three and six months ended June 30, 2016 was primarily as a result of the accelerated amortization of customer relationships in Venezuela of $4.3 million.

Stock Appreciation Rights Expense

SARs expense for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(In millions)	2016	2015	Change	2016	2015	Change
Stock appreciation rights (benefit) expense	$(0.1)	$1.6	(106.3)%	$0.2	$4.5	(95.6)%
As a % of net sales	0.0%	0.1%		0.0%	0.1%

SARs expense includes the impact of changes in the share price of our common stock. The share price of our common stock has increased approximately 3% in the first half of 2016 and increased 21% in the first half of 2015.  SARs expense decreased primarily due to a decrease in the number of SARs that remain outstanding. See Note 16, “Stockholders’ Equity,” for further details of our SARs program. As of June 30, 2016, we had approximately 52,000 SARs outstanding, all of which are fully vested.

Restructuring Activities

See Note 9, “Restructuring and Relocation Activities,” for additional details regarding each of the Company’s restructuring programs discussed below, restructuring plan’s accrual, spending and other activity for the three and six months ended June 30, 2016.

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

The combined programs are estimated to generate incremental cost savings of $100 million to $120 million per annum by the end of 2018, compared with the savings run rate achieved by the end of 2015, of which approximately $40 million is expected to be achieved in 2016.

For the three and six months ended June 30, 2016, the Program generated cost savings of $9 million and $23 million, respectively, primarily in selling, general and administration expenses.

Additionally, the Program is expected to generate one-time cash and benefits of approximately $65 million from the sale of certain assets, state and local incentives in connection with the relocation of the Company’s headquarters and reductions in working capital. Through June 30, 2016, we had generated $30 million in cash related to the sale of our facility located in Racine, Wisconsin.

The actual timing of future costs and cash payments related to the Program described above and our relocation activities are subject to change due to a variety of factors that may cause a portion of the costs, spending and benefits to occur later than expected. In addition, changes in foreign exchange rates may impact future costs, spending, benefits and cost synergies.

Interest Expense

Interest expense includes the stated interest rate on our outstanding debt, as well as the net impact of capitalized interest, the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs and credit facility fees, bond discounts, and terminated treasury locks.

Interest expense for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended			Six Months Ended
	June 30,		2016 vs. 2015	June 30,		2016 vs. 2015
(In millions)	2016	2015	Change	2016	2015	Change
Interest expense on our various debt instruments:
Term Loan A due July 2017	1.2	6.3	(5.1)	2.5	13.5	(11.0)
Term Loan A due July 2019 (October 2016 prior to refinance)	7.3	1.1	6.2	14.4	2.2	12.2
Revolving credit facility due July 2019 (October 2016 prior to refinance)	0.6	0.6	—	1.2	1.2	—
6.50% Senior Notes due December 2020	7.0	7.0	—	14.0	14.0	—
8.375% Senior Notes due September 2021	—	14.4	(14.4)	—	30.4	(30.4)
4.875% Senior Notes due December 2022	5.4	5.4	—	10.7	10.7	—
5.25% Senior Notes due April 2023	5.8	5.8	—	11.5	11.5	—
4.50% Senior Notes due September 2023	5.1	0.9	4.2	10.2	0.9	9.3
5.125% Senior Notes due December 2024	5.5	5.5	—	11.1	11.1	—
5.50% Senior Notes due September 2025	5.6	0.9	4.7	11.2	0.9	10.3
6.875% Senior Notes due July 2033	7.7	7.8	(0.1)	15.5	15.5	—
Other interest expense	5.3	4.9	0.4	10.5	8.6	1.9
Less: capitalized interest	(2.2)	(1.6)	(0.6)	(3.8)	(3.0)	(0.8)
Total	$54.3	$59.0	$(4.7)	$109.0	$117.5	$(8.5)

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

Ceasing Operations in Venezuela

Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country. Foreign exchange control regulations have affected our Venezuelan subsidiaries ability to obtain inventory and maintain normal production. This resulted in total costs of $52.1 million being incurred in the second quarter of 2016 which included the following (i) a voluntary reduction in headcount including severance and termination benefits for employees of approximately $0.3 million, (ii) depreciation and amortization expense related to fixed assets and intangibles of approximately $4.8 million, (iii) inventory reserves of $1.0 million and (iv) the reclassification of approximately $46.0 million of cumulative translation adjustment into Net income as the Company’s decision to cease operations is similar to a substantially complete liquidation. Refer to  Note 1 of the Condensed Consolidated Statement of Operations for further details.

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

In the second quarter of 2015, Sealed Air sold its equity interest in the joint venture which had a carrying value of zero and in connection with the closing of this sale, Sealed Air and the other partner had to pay a portion of the outstanding debt that the joint venture owed for which Sealed Air had recorded a current liability in 2012.  At closing, Sealed Air also collected its outstanding receivables and paid certain payables to the joint venture.   As a result of these transactions, we recorded in the second quarter of 2015 pre-tax income of $5 million which was all reflected as a Special Item.  Included in this amount was $1 million related to the portion of the debt that the partner paid which is reflected in Other Income, $2 million due to the reversal of allowance for bad debts which is reflected in selling, general and administrative expense and in other income, net and $2 million related to the impact of the revaluation of the non-U.S. dollar denominated contingent liability and the related foreign currency forward contracts which was included in other income, net.  In July 2015, the partner paid the remaining outstanding debt balance and Sealed Air was relieved of its remaining guarantee obligation.  As a result of these transactions, during the twelve months ended December 31, 2015 we recorded pre-tax income of $9.1 million which was reflected as a special item and is excluded from our Adjusted EBITDA results.  Included in this amount was $6.6 million related to the portion of the debt that the partner paid which is reflected in other income (expense), net, $2.0 million due to the reversal of allowance for bad debts which is reflected in selling, general and administrative expenses and in other income (expense), net and $0.5 million related to the impact of the revaluation of the non-U.S. dollar-denominated contingent liability and the related foreign currency forward contracts which was included in other income, net.

Other Income, Net

See Note 18, “Other Income, net,” for the components and discussion of other income, net.

Income Taxes

Our effective income tax rate for the three months ended June 30, 2016 was 59.7% and for the six months ended June 30, 2016 was 39.9%. Our effective income tax rate benefited from a favorable earnings mix with earnings in jurisdictions with lower tax rates; however the effective tax rate was negatively impacted by $52 million related to ceasing operations in Venezuela for which we will receive minimal tax benefit.  The Company recorded net discrete expense of $24 million in the second quarter of 2016 primarily related to an increase in valuation allowance against expiring foreign tax credits and increases in unrecognized tax benefits.

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

The Internal Revenue Service (the “Service”)  is currently auditing the 2011 consolidated U.S. federal income tax return of legacy Sealed Air and the 2012-2014 consolidated U.S. federal income tax return of the Company.  Included in the audit of the 2014 return is the examination by the Service with respect to the Settlement agreement deduction in 2014 and related carryback to legacy Sealed Air tax years. The outcome of the examination may affect the utilization of certain tax attributes and require us to return a portion of the refund.

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

Net Earnings Available to Common Stockholders

Net earnings available to common stockholders for the three and six months ended June 30, 2016 and 2015 are included in the table below.

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(In millions)	2016	2015	Change	2016	2015	Change
Net earnings available to common stockholders	$49.6	$28.1	76.5%	$141.5	$125.3	12.9%

Three Months Ended June 30, 2016 Compared With the Same Period of 2015

For the three months ended June 30, 2016, net income included special items primarily related to ceasing operations in Venezuela of $52 million ($49 million, net of taxes), restructuring and other associated costs related to our restructuring programs of $7 million ($5 million, net of taxes), and foreign currency exchange losses related to our Venezuelan subsidiaries of $1 million ($1 million, net of taxes). For the three months ended June 30, 2015, this amount primarily includes loss on debt redemption and refinancing activities of $111 million ($72 million, net of taxes), foreign currency exchange losses related to our Venezuelan subsidiaries of $31 million ($31 million, net of taxes), restructuring and other associated costs related to our restructuring program of $27 million ($21 million, net of taxes), partially offset by a gain from the sale of our North American foam trays and absorbent pads business of $29 million ($19 million, net of taxes).

Six Months Ended June 30, 2016 Compared With the Same Period of 2015

For the six months ended June 30, 2016, net income primarily included charges related ceasing operations in Venezuela of $52 million ($49 million, net of taxes), restructuring and other associated costs related to our restructuring programs of $13 million ($10 million, net of taxes), foreign currency exchange losses related to our Venezuelan subsidiaries of $3 million ($3 million, net of taxes), and additional loss from the sale of our European food trays business and other divestitures of $2 million ($2 million, net of taxes). For the six months ended June 30, 2015, this amount primarily includes loss on debt redemption and refinancing activities of $111 million ($72 million, net of taxes), restructuring and other associated costs related to our restructuring program of $49 million ($36 million, net of taxes), foreign currency exchange losses related to Venezuelan subsidiaries of $30 million ($30 million, net of taxes), partially offset by the gain on the sale of our North American foam trays and absorbent pads business of $29 million ($19 million, net of taxes).

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

See Note 4, “Segments,” for the reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings and other segment details.

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(In millions)	2016	2015	Change	2016	2015	Change
Food Care	$162.8	$173.7	(6.3)%	$310.6	$364.2	(14.7)%
Adjusted EBITDA Margin	20.3%	20.5%		19.8%	21.1%
Diversey Care	86.2	69.0	24.9%	122.5	110.1	11.3%
Adjusted EBITDA Margin	16.2%	12.9%		12.6%	11.0%
Product Care(1)	78.8	79.6	(1.0)%	155.9	156.0	(0.1)%
Adjusted EBITDA Margin	21.1%	20.7%		21.0%	20.4%
Other(1)	(22.2)	(14.7)	51.0%	(40.3)	(38.5)	4.7%
Non-U.S. GAAP Total Company Adjusted EBITDA	$305.6	$307.6	(0.7)%	$548.7	$591.8	(7.3)%
Adjusted EBITDA Margin	17.7%	17.2%		16.5%	16.8%

(1)

As of January 1, 2016, our Kevothermal business was moved from Other to our Product Care Segment. This resulted in a reclassification of $0.6 million and $1.4 million of adjusted EBITDA for the three and six months ended June 30, 2015, respectively.

The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment in the three and six months ended June 30, 2016 as compared with the prior period.

Food Care

Three Months Ended June 30, 2016 Compared With the Same Period of 2015

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $ 9 million. On a reported and constant dollar basis, Adjusted EBITDA decreased $2 million, or 1.4%, in 2016 compared with the same period in 2015 primarily due to the impact of:

•	the effect of the divestiture of the European food trays business of $3 million; and
•	higher non-material manufacturing expenses of $8 million, including salary and wage inflation.

These were partially offset by:

•	restructuring savings of $4 million; and
•	positive volume trends of $4 million primarily reflecting improving protein trends and adoption of our advanced product portfolio.

Six Months Ended June 30, 2016 Compared With the Same Period of 2015

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $ 21 million. On a reported and constant dollar basis, Adjusted EBITDA decreased $32 million, or 8.9%, in 2016 compared with the same period in 2015 primarily due to the impact of:

•	higher expenses of $27 million including non-material manufacturing expenses and salary and wage inflation;
•	the effect of the divestitures of the North American foam trays and absorbent pads business and the European food trays business of $17 million; and
•	unfavorable price/mix and margin expansion of $3 million primarily reflecting formula pricing.

These were partially offset by:

•	positive volume trends of $10 million primarily reflecting improving protein trends and adoption of our advanced product portfolio; and
•	restructuring savings of $9 million.

Looking ahead

We expect volume trends to continue to increase in North America and Europe in the second half of the year, which is expected to be partially offset by volume declines in Australia and New Zealand and the negative impacts of formula pricing.

Diversey Care

Three Months Ended June 30, 2016 Compared With the Same Period of 2015

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $2 million. On a reported and constant dollar basis, Adjusted EBITDA increased $19 million, or 26.8%, in 2016 compared with the same period in 2015 primarily due to the impact of:

•	favorable price/mix of $5 million due primarily to formula pricing;
•	a $6 million reimbursement of previously incurred environmental expenses ; and
•	restructuring savings of $3 million.

This was partially offset by:

•	increase in selling and administrative expense of $1 million primarily due to salary and wage inflation, offset by cost control measures.

Six Months Ended June 30, 2016 Compared With the Same Period of 2015

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $5 million. On a reported and constant dollar basis, Adjusted EBITDA increased $17 million, or 15.6% in 2016 compared with the same period in 2015 primarily due to the impact of:

•	favorable price/mix and margin expansion spread of $17 million;
•	restructuring savings of $9 million; and
•	a $6 million reimbursement of previously incurred environmental expenses .

This was partially offset by:

•	higher expense of $17 million primarily related to non-material inflation and targeted investments in research and development.

Looking ahead

We expect increased volumes and positive pricing to continue into the second half of the year for North America, Europe and Asia Pacific; however, the impact of recent geopolitical events in the Middle East and Europe specifically on our hospitatility business is expected to partially offset these trends.

Product Care

Three Months Ended June 30, 2016 Compared With the Same Period of 2015

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $1 million. On a reported and constant dollar basis, Adjusted EBITDA increased $1 million, or 1%, in 2016 compared with the same period in 2015 primarily as a result of positive volume trends, manufacturing efficiencies and continued price discipline, which were partially offset by salary and wage inflation.

Six Months Ended June 30, 2016 Compared With the Same Period of 2015

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $3 million. On a reported and constant dollar basis, Adjusted EBITDA increased $3 million, or 1.7%, in 2016 compared with the same period in 2015 primarily as a result of positive volume trends, manufacturing efficiencies and continued price discipline, which were partially offset by salary and wage inflation.

Looking ahead

Favorable trends in e-Commerce and increasing demand for new products are expected to continue into the third and fourth quarters in 2016; however, weakness in the manufacturing and electronics sectors is expected to partially offset these trends.  We have also announced price increases in the United Kingdom to offset negative impacts of their pending exit from the European Union, but failure to achieve these price increases could negatively impact our future performance.

Other

Three Months Ended June 30, 2016 Compared With the Same Period of 2015

Adjusted EBITDA, on a reported and constant dollar basis, decreased $7.5 million, or 51.0%, in 2016 compared with the same period in 2015 which included an increase of $10 million in salary and wages offset by $2 million of restructuring savings.

Six Months Ended June 30, 2016 Compared With the Same Period of 2015

Adjusted EBITDA, on a reported and constant dollar basis, increased $1.8 million, or 4.7%, in 2016 compared with the same period in 2015 which included the $1.4 million reclassification of our Kevothermal business to other and an increase of $8 million in salary and wages which were offset by $4 million of restructuring savings.

Reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP Net Earnings Available to Common Stockholders

See Note 4, “Segments,” for other segment details. The following table shows the reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP net earnings available to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Total Company Adjusted EBITDA	$305.6	$307.6	$548.7	$591.8
Depreciation and amortization (1)(3)	(74.3)	(69.3)	(137.8)	(142.4)
Special items:
Accelerated depreciation of non-strategic assets related to restructuring programs	0.1	(0.3)	0.1	0.3
Accelerated depreciation and amortization of fixed assets and intangible assets for Venezuelan subsidiaries(1)	4.8	—	4.8	—
Restructuring and other charges(1)(4)	(1.6)	(16.9)	(1.6)	(29.6)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(5.2)	(10.7)	(11.3)	(19.2)
SARs	0.1	(1.6)	(0.2)	(4.5)
Foreign currency exchange (loss) gains related to Venezuelan subsidiaries	(1.1)	(30.5)	(2.8)	(29.7)
Charges related to ceasing operations in Venezuela(1)	(52.1)	—	(52.1)	—
Loss on debt redemption and refinancing activities	—	(110.8)	—	(111.3)
Gain (loss) on sale of North American foam trays and absorbent pads business and European food trays business	—	29.2	(1.6)	29.2
Gain (loss) related to the sale of other businesses, investments and property, plant and equipment	(0.4)	5.3	(2.1)	8.8
Other special items(2)	1.4	(0.1)	0.2	(1.7)
Interest expense	(54.3)	(59.0)	(109.0)	(117.5)
Income tax provision	73.4	14.8	93.8	48.9
Net earnings available to common stockholders	$49.6	$28.1	$141.5	$125.3

(1)

Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country.  Refer to Note 1 of the Condensed Consolidated Statement of Operations for further details.

(2)

Other special items for the three and six months ended June 30, 2016 primarily included a reduction in a non-income tax reserve following the completion of a governmental audit partially offset by legal fees associated with restructuring and acquisitions. Other special items for the three and six months ended June 30, 2015 primarily included legal fees associated with restructuring and acquisitions.

(3)	Depreciation and amortization by segment, including share-based incentive compensation, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Food Care	$24.5	$26.8	$50.2	$55.3
Diversey Care	25.0	25.2	48.0	51.3
Product Care	9.3	9.4	18.9	19.5
Other	15.5	7.9	20.7	16.3
Total Company depreciation and amortization(1)	$74.3	$69.3	$137.8	$142.4

(1)

Includes share-based incentive compensation of $16.8 million and $31.2 million for the three and six months ended June 30, 2016 and $14.9 million and $33.2 million for the three and six months ended June 30, 2015, respectively.

(4)	Restructuring and other charges by our segment reporting structure were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Food Care	$0.7	$7.2	$0.7	$14.1
Diversey Care	0.5	6.3	0.5	9.5
Product Care	0.4	3.3	0.4	5.9
Other	—	0.1	—	0.1
Total Company restructuring and other charges(1)	$1.6	$16.9	$1.6	$29.6

(1)	For the three and six months ended June 30, 2016, restructuring and other charges excludes $0.3 million related to severance and termination benefits for employees in our Venezuelan subsidiaries.

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

As of June 30, 2016, we had cash and cash equivalents of $298 million, of which approximately $281 million, or approximately 95%, was located outside of the U.S. As of June 30, 2016, there were certain foreign government regulations restricting transfers on $25 million of the cash located outside of the U.S. As of June 30, 2016, our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends.

Cash and Cash Equivalents

The following table summarizes our accumulated cash and cash equivalents:

	June 30,	December 31,
(In millions)	2016	2015
Cash and cash equivalents	$297.5	$358.4

See “Analysis of Historical Cash Flows” below.

Accounts Receivable Securitization Programs

At June 30, 2016, we had $202 million available to us under the U.S. and European programs of which we had $151 million outstanding as of June 30, 2016. At December 31, 2015, we had $192 million available to us under the programs of which we had $144 million outstanding at December 31, 2015.  See Note 8, “Accounts Receivable Securitization Programs,” for information concerning these programs.

Lines of Credit

We have a $700 million revolving credit facility. During the first six months of 2016, we utilized borrowings under this facility and had outstanding borrowings of $27 million at June 30, 2016 and no outstanding borrowings at December 31, 2015.  See Note 10, “Debt and Credit Facilities,” for further details.

There was $103 million and $98 million outstanding under various lines of credit extended to our subsidiaries at June 30, 2016 and December 31, 2015, respectively.  See Note 10, “Debt and Credit Facilities,” for further details.

Covenants

At June 30, 2016, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 10, “Debt and Credit Facilities.”

Debt Ratings

Our cost of capital and ability to obtain external financing may be affected by our debt ratings, which the credit rating agencies review periodically. Below is a table that details our credit ratings by the various types of debt by rating agency.

Moody’s
	Investor	Standard
	Services	& Poor’s
Corporate Rating	Ba2	BB
Senior Unsecured Rating	Ba3	BB
Senior Secured Credit Facility Rating	Baa3	BBB-
Outlook	Stable	Stable

These credit ratings are considered to be below investment grade (with the exception of the Ba3 and BBB- Senior Secured Credit Facility Rating from Moody’s Investor Services and Standard & Poor’s, respectively, which are classified as investment grade). If our credit ratings are downgraded, there could be a negative impact on our ability to access capital markets and borrowing costs could increase. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Outstanding Indebtedness

At June 30, 2016 and December 31, 2015, our total debt outstanding consisted of the amounts set forth in the following table.

	June 30,	December 31,
(In millions)	2016	2015
Short-term borrowings	$281.0	$241.9
Current portion of long-term debt	76.6	46.6
Total current debt	357.6	288.5
Total long-term debt, less current portion(1)(2)	4,259.1	4,266.8
Total debt	$4,616.7	$4,555.3

(1)

As of January 1, 2016, we have adopted ASU 2015-03 and ASU 2015-15 with retrospective application. This resulted in a reclassification from other non-current assets to long-term for debt issuance costs. Refer to Note 2, “Recently Issued Accounting Standards” of the notes to condensed consolidated financial statements for further details.

(2)	Amounts are net of unamortized discounts and debt issuance costs of $34 million as June 30, 2016 and $36 million as of December 31, 2015.

See Note 10, “Debt and Credit Facilities,” for further details.

Analysis of Historical Cash Flow

The following table shows the changes in our Condensed Consolidated Statement of Cash Flows in the six months ended June 30, 2016 and 2015.

	Six Months Ended
	June 30,
(In millions)	2016	2015(1)
Net cash provided by operating activities	$181.2	$456.1
Net cash (used in) provided by investing activities	(136.6)	75.5
Net cash used in financing activities	(89.2)	(265.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(16.3)	(34.3)

(1)

For the six months ended June 30, 2015, certain amounts related to foreign currency gains and losses, including the remeasurement loss related to Venezuelan subsidiaries in 2015, and the settlement of foreign currency forward contracts were misclassified. Additional revisions were made to the Condensed Consolidated Balance Sheets for the six months ended June 30, 2015. As a result, corresponding changes were made on the Condensed Consolidated Statement of Cash Flows. See Note 1 “Organization and Basis of Presentation” under the heading “Reclassifications and Revisions” for further discussion of the revisions.

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the six months ended June 30, 2016 and 2015.

	Six Months Ended
	June 30,
(In millions)	2016	2015	Change
Cash flow provided by operating activities	$181.2	$456.1	$(274.9)
Capital expenditures	(113.5)	(57.6)	(55.9)
Free cash flow(1)	$67.7	$398.5	$(330.8)

(1)	Free cash flow was $163 million in 2015 excluding the tax refund received of $235 million in connection with the Settlement agreement.

Net Cash Provided by Operating Activities

Six Months Ended June 30, 2016

Net cash provided by operating activities of $181 million in the six months ended June 30, 2016 was primarily attributable to:

•

$142 million of net earnings, which included $219 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for depreciation and amortization, share-based incentive compensation expenses, and the reclassification of the cumulative translation adjustment related to the Company’s decision to cease its operations in Venezuela.

These were partially offset by:

•	$102 million of changes in other liabilities and assets. This activity primarily reflects the timing of certain annual incentive compensation payments; and
•

$77 million of changes in operating assets and liabilities, primarily reflecting an increase in trade receivables and inventory partially offset by an increase in accounts payable. This activity reflects the timing of inventory purchases and the related payments of cash and the seasonality of sales and collections.

Six Months Ended June 30, 2015

Net cash provided by operating activities of $456 million in the six months ended June 30, 2015 was primarily attributable to:

•

$269 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for depreciation and amortization and share-based incentive compensation expenses;

•	$235 million tax refund related to the Settlement agreement payment; and
•	$125 million of net earnings.

These were partially offset by:

•

A net cash use of $173 million in changes in operating assets and liabilities, primarily in other liabilities and inventories, and to a lesser extent, other assets, net.  This activity primarily reflects the timing of certain annual incentive compensation payments.

Net Cash (Used in) Provided by Investing Activities

Six Months Ended June 30, 2016

Net cash used in investing activities of $137 million in the six months ended June 30, 2016 primarily consisted of the following:

•	capital expenditures of $114 million; and
•	$31 million related to settlements of foreign currency forward contracts.

These were partially offset by:

•	$8 million related to net proceeds in the sale of business and property and equipment.

Six Months Ended June 30, 2015

Net cash provided by investing activities of $76 million in the six months ended June 30, 2015 primarily consisted of the following:

•	$24 million proceeds from the sale of our facility located in Racine, Wisconsin. See Note 9, “Restructuring and Relocation Activities” for further discussion on the sale of the Racine facility; and
•	$40 million related to settlements of foreign currency forward contracts.

These were partially offset by:

•	$58 million of capital expenditures related to capacity expansions to support growth in net sales; and
•	$9 million related to a business acquisition.

Net Cash Used in Financing Activities

Six Months Ended June 30, 2016

Net cash used in financing activities of $89 million in the six months ended June 30, 2016 was primarily due to the following:

•	payments of quarterly dividends of $58 million;
•	repurchases of common stock of $52 million; and
•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $22 million.

These factors were partially offset by:

•	increases in short-term borrowings under our revolving credit facility, local lines of credit and accounts receivable securitization programs of $35 million; and
•	an excess tax benefit of $7 million related to stock-based compensation.

Six Months Ended June 30, 2015

Net cash used in financing activities of $265 million in the six months ended June 30, 2015 was primarily due to the following:

•	repayment of $750 million of 8.375% senior notes due 2021;
•	repurchases of common stock of $150 million;
•	payments on debt extinguishment of $99 million;
•	payment of quarterly dividends of $55 million;
•	repayment of $36 million under our accounts receivable securitization program;
•	repayments of $23 million under our revolving credit facility; and
•	increase in cash used as collateral on borrowing arrangements of $15 million.

These factors were partially offset by:

•	proceeds from the issuance of $400 million of 5.50% senior notes due 2025;
•	proceeds from the issuance of €400 million of 4.50% senior notes due 2023; and
•	increases in short-term borrowings under local lines of credit of $33 million.

Changes in Working Capital

	June 30,	December 31,
(In millions)	2016	2015	Change
Working capital (current assets less current liabilities)	$466.6	$408.5	$58.1
Current ratio (current assets divided by current liabilities)	1.2x	1.2x
Quick ratio (current assets, less inventories divided by current liabilities)	0.9x	0.9x

The $58 million, or 14%, increase in working capital reflected:

•	an increase in inventory to support higher anticipated sales in the third quarter;
•	an increase in trade receivables consistent with higher net sales in the end of the second quarter; and
•	a decrease in other current liabilities primarily reflecting the payment of performance-based compensation and profit sharing previously accrued.

These were partially offset by:

•	an increase in short-term borrowings and decrease in cash to support the increase in working capital, capital expenditures, share repurchases, and dividends; and
•	an increase in accounts payable consistent with the increase in inventories and continuing initiatives for longer payment terms.

Changes in Stockholders’ Equity

The $60 million, or 11%, increase in stockholders’ equity in the six months ended June 30, 2016 was primarily due to the following:

•	net earnings of $142 million;
•	increase of $39 million in additional paid in capital due primarily to stock-based incentive compensation; and
•	a net increase in unrecognized pension items of $4 million.

These were partially offset by:

•	dividends paid and accrued on our common stock of $58 million;
•

a net increase in shares held in treasury of $39 million primarily due to the repurchase of common stock into treasury stock of $52 million, $22 million of  withholding taxes paid in shares, partially offset by the transfer of common stock held in treasury of $35 million related to our 2015 profit sharing plan contribution made in the first half of 2016;

•

cumulative translation adjustment of $16 million including the reclassification of $46 million of cumulative translation adjustment into net income during the second quarter of 2016 related to ceasing operations in Venezuela; and

•	unrealized losses on derivative instruments of $12 million.

We repurchased approximately 1.1 million shares of our common stock in the six months ended June 30, 2016 for $52 million. See Note 16, “Stockholders’ Equity,” for further details.

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

Foreign Currency Forward Contracts

At June 30, 2016, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.

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

At June 30, 2016, we had no outstanding interest rate collars or options.

The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.

See Note 12, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $91 million in the fair value of the total debt balance at June 30, 2016. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

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

Argentina

Recent economic events in Argentina, including the default on some of its international debt obligations, have exposed us to heightened levels of foreign currency exchange risks. However, as of June 30, 2016, we do not anticipate these events will have a material impact on our 2016 results of operations. For the three and six months ended June 30, 2016, approximately 2% of our consolidated net sales and operating income were derived from our businesses in Argentina. As of June 30, 2016, we had net assets of $24 million (including $2 million of cash and cash equivalents) in Argentina. Also, as of June 30, 2016, our Argentina subsidiaries had a negative cumulative translation adjustment balance of $43 million.

Russia

The U.S. and the European Union (EU) have recently imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities.  Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products.  These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however they may limit the amount of future business the Company does with customers involved in activities in Russia.  As of June 30, 2016, approximately 1% of our consolidated net sales were derived from products sold into Russia. Also, as of June 30, 2016, our Russian subsidiaries had a negative cumulative translation adjustment balance of $51 million.

Greece

Recent economic events in Greece, including missing payment to the International Monetary Fund and the uncertainties relating to the ability of Greece to remain in the European Monetary Union may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of June 30, 2016, we do not anticipate these events will have a material impact on our 2016 results of operations. As of June 30, 2016, less than 1% of our consolidated net sales were derived from products sold into Greece. Also, as of June 30, 2016, our Greece subsidiaries had a negative cumulative translation adjustment balance of $3 million.

Brazil

Recent economic events in Brazil, including the increase in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of June 30, 2016, we do not anticipate these events will have a material impact on our 2016 results of operations. As of June 30, 2016, less than 3% of our consolidated net sales were derived from products sold into Brazil. Also, as of June 30, 2016, our Brazil subsidiaries had a negative cumulative translation adjustment balance of $101 million.

United Kingdom

Recent economic events in United Kingdom, including their intention to exit from the European Union may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of June 30, 2016, we do not anticipate these events will have a material impact on our 2016 results of operations. As of June 30, 2016, less than 5% of our consolidated net sales were derived from products sold into the United Kingdom. Also, as of June 30, 2016, our United Kingdom subsidiaries had a negative cumulative translation adjustment balance of $51 million.

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

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at June 30, 2016 would have caused us to pay approximately $41 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

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

The €400 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The fair value of the debt increased by $4.7 million as of June 30, 2016 and is reflected in long-term debt on our Condensed Consolidated Balance Sheet.

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

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $1 billion at June 30, 2016 and December 31, 2015.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $1 million and $2 million for the three and six months ended June 30, 2016, respectively.  The provision for the three and six months ended June 30, 2015 was $2 million and less than $1 million, respectively. The allowance for doubtful accounts was $23 million at June 30, 2016 and $25 million at December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended  June 30, 2016, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

			Total Number of	Maximum Approximate Dollar
			Shares Purchased as	Value of Shares that May
	Total Number of	Average Price	Part of Announced	Yet be Purchased Under the
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of March 31, 2016				$852,184,273
April 1, 2016 through April 30, 2016	14,975	$—	—	852,184,273
May 1, 2016 through May 31, 2016	8,745	—	—	852,184,273
June 1, 2016 through June 30, 2016	438,426	45.91	435,140	832,205,549
Total	462,146	$45.91	435,140	$832,205,549

(1)

We acquired shares by means of (i) a share trading plan we entered into with our brokers and pursuant to our publicly announced program (described below), (ii) shares withheld from awards under our Omnibus Incentive Plan (the successor plan to our 2005 Contingent Stock Plan) pursuant to the provision thereof that permits minimum tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (iii) shares reacquired pursuant to the forfeiture provision of our Omnibus Incentive Plan. We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable. For shares withheld for minimum tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the Omnibus Incentive Plan as those shares are simply forfeited.

	Shares withheld	Average withholding	Forfeitures under
	for tax obligations	price for shares	Omnibus Incentive
Period	and charges	in column “a”	Plan	Total
	(a)	(b)	(c)	(d)
April 2016	—	$—	14,975	14,975
May 2016	—	—	8,745	8,745
June 2016	—	—	3,286	3,286
Total	—		27,006	27,006

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

31.1	Certification of Jerome A. Peribere pursuant to Rule 13a-14(a), dated August 1, 2016.
31.2	Certification of Carol P. Lowe pursuant to Rule 13a-14(a), dated August 1, 2016.
32	Certification of Jerome A. Peribere and Carol P. Lowe, pursuant to 18 U.S.C. § 1350, dated August 1, 2016.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: August 1, 2016	By:	/s/ William G. Stiehl
William G. Stiehl
Chief Accounting Officer and Controller