Form 10-Q
period 2016-09-30
SEALED AIR CORP/DE
filed 2016-10-31
CIK 1012100

e2-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 193,307,520 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of October 27, 2016.

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

The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: the tax benefits associated with the Settlement agreement (as defined in our Annual Report on Form 10-K for the year ended December 31, 2015), global economic and political conditions, changes in our credit ratings, changes in raw material pricing and availability, changes in energy costs, competitive conditions, the success of the spin of the Diversey Care division and food hygiene and cleaning business, the success of our restructuring activities, currency translation and devaluation effects, the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts, the success of new product offerings, the effects of animal and food-related health issues, pandemics, consumer preferences, environmental matters, regulatory actions and legal matters, and the other information referenced in Part I, Item IA, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission, and as revised and updated by our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share data)	September 30, 2016 (unaudited)	December 31, 2015(1)
ASSETS
Current assets:
Cash and cash equivalents	$332.8	$358.4
Trade receivables, net of allowance for doubtful accounts of $23.6 in 2016 and $24.9 in 2015	779.4	758.4
Income tax receivables	25.0	22.7
Other receivables	144.2	124.8
Inventories, net of inventory reserves of $27.6 in 2016 and $21.9 in 2015	766.0	660.8
Assets held for sale	7.0	10.3
Prepaid expenses and other current assets	321.7	280.2
Total current assets	2,376.1	2,215.6
Property and equipment, net(2)	1,033.5	945.7
Goodwill	2,913.5	2,909.5
Intangible assets, net	741.8	784.3
Deferred taxes	178.4	204.7
Other non-current assets(1)	362.5	345.2
Total assets	$7,605.8	$7,405.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$332.2	$241.9
Current portion of long-term debt	328.6	46.6
Accounts payable	823.3	675.3
Accrued restructuring costs	40.9	53.6
Other current liabilities	758.8	789.7
Total current liabilities	2,283.8	1,807.1
Long-term debt, less current portion(1)	4,000.7	4,266.8
Deferred taxes	58.6	75.0
Other non-current liabilities(2)	709.9	729.0
Total liabilities	7,053.0	6,877.9
Commitments and contingencies - Note 15
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2016 and 2015	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 227,292,089 in 2016 and 225,625,636 in 2015; shares outstanding: 193,307,520 in 2016 and 196,013,299 in 2015	22.7	22.6
Additional paid-in capital	1,958.9	1,915.0
Retained earnings	900.3	675.2
Common stock in treasury, 33,984,569 shares in 2016 and 29,612,337 shares in 2015	(1,470.2)	(1,265.7)
Accumulated other comprehensive loss, net of taxes	(858.9)	(820.0)
Total stockholders’ equity	552.8	527.1
Total liabilities and stockholders’ equity	$7,605.8	$7,405.0

See accompanying notes to condensed consolidated financial statements.

(1)

As of January 1, 2016, we have adopted ASU 2015-03 and ASU 2015-15 with retrospective application. This resulted in a reclassification from other non-current assets to long-term debt, less current portion for debt issuance costs as of December 31, 2015. Refer to Note 2, “Recently Issued Accounting Standards” of the notes to the condensed consolidated financial statements for further details.

(2)

Property and equipment, net, and other non-current liabilities as of December 31, 2015, have been revised to properly reflect asset retirement obligations. This resulted in an increase to property and equipment, net and other non-current liabilities of $15.0 million. See Note 1 “Organization and Basis of Presentation” under the heading “Reclassifications and Revisions” for further discussion of the revisions.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
(In millions, except share data)	2016	2015	2016	2015
Net sales	$1,716.6	$1,746.2	$5,034.2	$5,277.6
Cost of sales(1)	1,076.6	1,109.6	3,143.5	3,327.6
Gross profit	640.0	636.6	1,890.7	1,950.0
Selling, general and administrative expenses(1)	390.3	400.6	1,199.8	1,243.7
Amortization expense of intangible assets acquired	23.5	21.8	72.4	67.4
Stock appreciation rights expense	(0.3)	(0.4)	(0.1)	4.1
Restructuring and other charges(1)	1.6	38.4	3.5	68.0
Operating profit	224.9	176.2	615.1	566.8
Interest expense	(52.8)	(54.8)	(161.8)	(172.3)
Foreign currency exchange loss related to Venezuelan subsidiaries	(0.4)	(1.0)	(3.2)	(30.7)
Charge related to Venezuelan subsidiaries(1)	—	—	(46.0)	—
Gain (loss) on debt redemption and refinancing activities	(0.1)	0.6	(0.1)	(110.7)
Gain (loss) on sale of business	—	(0.5)	(1.6)	28.7
Other income, net	1.2	5.5	5.7	18.4
Earnings before income tax provision	172.8	126.0	408.1	300.2
Income tax provision	9.5	39.4	92.8	88.3
Net earnings available to common stockholders	$163.3	$86.6	$315.3	$211.9
Net earnings per common share:
Basic(2)	$0.84	$0.43	$1.60	$1.02
Diluted(2)	$0.83	$0.42	$1.59	$1.01
Dividends per common share	$0.16	$0.13	$0.45	$0.39
Weighted average number of common shares outstanding:
Basic	194.1	202.9	195.0	206.7
Diluted(2)	196.7	205.8	197.5	209.5

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

(2)

The Company early adopted ASU 2016-09 on a prospective basis as required, related to the recognition of excess tax benefits to the income statement which were previously recorded in additional paid-in capital, effective January 1, 2016. This resulted in an additional 377,130 and 370,090 diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 2016, respectively, and recognition of excess tax benefits of $1.8  million and $12.4 million in income tax provision for the three and nine months ended September 30, 2016, respectively. As a result, net earnings per common share increased by $0.01 per share and $0.06 per share for the three and nine months ended September 30, 2016, respectively. Refer to Note 2, “Recently Issued Accounting Standards” of the notes to the condensed consolidated financial statements for further details.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
(In millions)	2016	2015	2016	2015
Net earnings available to common stockholders	$163.3	$86.6	$315.3	$211.9
Other comprehensive loss, net of taxes:
Recognition of deferred pension items, net of taxes of $(0.7) for the three months ended September 30, 2016, $(0.6) for the three months ended September 30, 2015, $(2.0) for the nine months ended September 30, 2016 and $(1.2) for the nine months ended September 30, 2015	1.8	2.0	5.6	9.4
Unrealized (losses) gains on derivative instruments for net investment hedge, net of taxes of $5.2 for the three months ended September 30, 2016, $(0.9) for the three months ended September 30, 2015, $9.6 for the nine months ended September 30, 2016 and $9.9 for the nine months ended September 30, 2015	(8.3)	4.9	(15.4)	(14.4)
Unrealized (losses) gains on derivative instruments for cash flow hedge, net of taxes of $(0.8) for the three months ended September 30, 2016, $1.4 for the three months ended September 30, 2015, $1.6 for the nine months ended September 30, 2016 and $0.9 for the nine months ended September 30, 2015	2.2	1.9	(2.5)	2.7
Foreign currency translation adjustments, net of taxes of $0.2 for the three months ended September 30, 2016, $(1.1) for the three months ended September 30, 2015, $(20.0) for the nine months ended September 30, 2016 and $(3.2) for the nine months ended September 30, 2015	(11.1)	(137.9)	(26.6)	(197.1)
Other comprehensive loss, net of taxes	(15.4)	(129.1)	(38.9)	(199.4)
Comprehensive income (loss), net of taxes	$147.9	$(42.5)	$276.4	$12.5

See accompanying notes to condensed consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, (unaudited)
(In millions)	2016	2015(1)
Net earnings available to common stockholders	$315.3	$211.9
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	161.2	162.0
Share-based incentive compensation	44.6	49.1
Profit sharing expense	29.7	26.3
Loss on debt redemption and refinancing activities	—	110.7
Remeasurement loss related to Venezuelan subsidiaries	3.2	30.7
Reclassification of cumulative translation adjustment of Venezuelan subsidiaries	46.0	—
Provisions for bad debt	4.0	5.3
Provisions for inventory obsolescence	7.0	2.7
Deferred taxes, net	2.4	0.1
Net (gain) on disposals of property and equipment and other	—	(3.6)
Net loss (gain) on sale of business	1.9	(35.6)
Other non-cash items	9.6	5.3
Changes in operating assets and liabilities:
Trade receivables, net	(58.5)	(47.0)
Inventories	(100.5)	(127.3)
Accounts payable	140.5	119.6
Settlement agreement and related items	—	235.2
Other assets and liabilities	(135.9)	(44.5)
Net cash provided by operating activities(2)	470.5	700.9
Cash flows from investing activities:
Capital expenditures	(190.2)	(112.3)
Proceeds, net from sale of business	7.8	75.7
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	(5.8)	(25.1)
Proceeds from sales of property, equipment and other assets	0.6	32.4
Settlement of foreign currency forward contracts	(43.1)	21.5
Net cash used in investing activities	(230.7)	(7.8)
Cash flows from financing activities:
Net proceeds from borrowings	72.7	256.8
Change in cash used as collateral on borrowing arrangements	1.5	(13.5)
Proceeds from cross currency swap	6.2	—
Dividends paid on common stock	(90.1)	(81.2)
Acquisition of common stock for tax withholding	(22.7)	(8.7)
Repurchases of common stock	(217.0)	(685.7)
Payments for debt extinguishment and issuance costs	(0.1)	(108.0)
Net cash used in financing activities(2)	(249.5)	(640.3)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(15.9)	(55.4)
Balance, beginning of period	358.4	286.4
Net change during the period	(25.6)	(2.6)
Balance, end of period	$332.8	$283.8
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$157.4	$169.1
Income tax payments	$93.5	$78.8
Stock appreciation rights payments (less amounts included in restructuring payments)	$1.9	$20.0
Restructuring payments including associated costs	$51.0	$71.7
Non-cash items:
Transfers of shares of our common stock from treasury for our 2015 and 2014 profit-sharing plan contributions	$37.6	$36.7

See accompanying notes to condensed consolidated financial statements.

(1)

For the nine months ended September 30, 2015, certain amounts related to the settlement of a net investment hedge and foreign currency gains and losses were misclassified. Additional revisions were made to the Condensed Consolidated Balance Sheet as of September 30, 2015. As a result, corresponding changes were made on the Condensed Consolidated Statement of Cash Flows. See Note 1 “Organization and Basis of Presentation” under the heading “Reclassifications and Revisions” for further discussion of the revisions.

(2)

The Company early adopted ASU 2016-09 on a retrospective basis related to the classification of excess tax benefits on the Statement of Cash Flows, effective January 1, 2016, which resulted in an increase in operating cash flow of $6.8 million and a decrease in financing activities of $6.8 million for the nine months ended September 30, 2016. There was not a material impact on the nine months ended September 30, 2015. Refer to Note 2, “Recently Issued Accounting Standards” of the notes to the condensed consolidated financial statements for further details.

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

Basis of Presentation

Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our Condensed Consolidated Balance Sheet as of September 30, 2016 and our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2016 and 2015 have been made. The results set forth in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2016 and in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our condensed consolidated financial condition, results of operations or cash flows.

Our Condensed Consolidated Financial Statements were prepared in accordance with the interim reporting requirements of the U.S. Securities and Exchange Commission (“SEC”). As permitted under those rules, annual footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted. The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

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

Reclassifications and Revisions

For the nine months ended September 30, 2015, certain amounts related to the settlement of a net investment hedge and foreign currency gains and losses were misclassified on the Condensed Consolidated Statement of Cash Flows.  The reclassification of these items in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 resulted in an increase in cash provided by operating activities of $22.3 million, a decrease to cash provided by investing activities of $14.7 million, and a decrease of $7.6 million due to the effect of foreign currency exchange rate changes on cash.

Additionally, for the nine months ended September 30, 2015, certain amounts related to compensating balance arrangements and external payment terms were misclassified in the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows. The revision of these items resulted in a decrease in cash and an increase in other current assets of $35.9 million as of December 31, 2015 and $49.4 million as of September 30, 2016 related to cash deposits held in compensating balance arrangements for certain short-term borrowing agreements and a decrease in accounts payable and an increase in short-term borrowings of $11.9 million related to extended payment terms on a vendor agreement on the Condensed Consolidated Balance Sheet. The revision of these items on the Condensed Consolidated Statement of Cash Flows resulted in an increase in cash provided by operating activities of $1.0 million and a decrease to cash used in financing activities of $14.5 million.

The Condensed Consolidated Balance Sheet as of December 31, 2015 has also been revised to properly reflect asset retirement obligations.  This revision resulted in an increase to property and equipment, net, as well as other non-current liabilities of $15.0 million

Impact of Inflation and Currency Fluctuation

Venezuela

Economic and political events in Venezuela have continued to expose us to heightened levels of foreign currency exchange risk.  Accordingly, Venezuela has been designated a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the bolivar fuerte as the functional currency for our subsidiaries in Venezuela. All bolivar-denominated monetary assets and liabilities are remeasured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in foreign currency exchange loss related to our Venezuelan subsidiaries on the Condensed Consolidated Statements of Operations.

2015 Activity

In February 2015, the Venezuelan government announced a new foreign exchange platform called the Marginal Currency System or SIMADI.  The SIMADI basically replaced the SICAD 2 rate.  When this market opened on February 12, 2015 the rate was 170.0390 and then at September 30, 2015 it was 199.4204.  The SICAD 1 and the SICAD 2 were merged into the SICAD.  The opening rate was 12.0 for the SICAD and at September 30, 2015 it was 13.5. In addition, the  National Center of Foreign Commerce, or CENCOEX, will continue and provide preferential treatment for certain import operations such as food and medicines.

Since these changes were announced by the Venezuelan government, the new SIMADI market has had very little activity and companies were not been able to access this market to obtain U.S. dollars. In addition, the SICAD rate which was established via auctions had no auctions held since October 2014. However, in June 2015 an auction was held for the automotive parts and school supplies industries.

Therefore, in 2015 there were three legal mechanisms to exchange Bolivars for US dollars:

•	CENCOEX at the official rate of 6.3;
•	SICAD auction process at the awarded exchange rate (opening rate at 12.0 and at September 30, 2015 it was 13.5); and
•	SIMADI at the negotiated rate (rate of 199.4204 at September 30, 2015).

At September 30, 2015, we evaluated which legal mechanisms were available to our Venezuelan subsidiaries to access U.S. dollars. As of September 30, 2015 consistent with June 30, 2015, we concluded that we would continue to use the SIMADI rate to remeasure our bolivar denominated monetary assets and liabilities since it was our only legally available option and our intent on a go-forward basis to utilize this market to settle any future transactions based on the then current facts and circumstances.  As a result of this evaluation, the Company reported a remeasurement loss of $30.7 million for the nine months ended September 30, 2015 and $1.0 million for the three months ended September 30, 2015.

During the remainder of 2015, we continued to evaluate which legal mechanisms were available to our Venezuelan subsidiaries to access U.S. dollars.  Starting June 30, 2015 through to December 31, 2015, we concluded that we would use the SIMADI rate to remeasure our bolivar denominated monetary assets and liabilities since it was our only legally available option and at that time, our intent on a go-forward basis to utilize this market to settle any future transactions based on the then current facts and circumstances. The SIMADI rate as of December 31, 2015 was 198.6986. During 2015, the Company did not receive U.S. dollars via the CENCOEX official rate of 6.3.  We expected that we would only have limited access to the CENCOEX market to settle certain past transactions.  However, if the option did become available to us to use the CENCOEX in the future, the Company would have considered that further.  In addition, there were no SICAD auctions for the food or chemical industries as of December 31, 2015.  During 2015, we were only able to access the SIMADI market and only received minimal amounts of U.S. dollars.

2016 Activity

On February 17, 2016, the Venezuelan government made further changes to the exchange rates including a further devaluation and on March 9, 2016 published in Exchange Agreement No. 35 further rules governing foreign exchange transactions which were effective March 10, 2016.  This includes the following key changes:

•	The preferential rate for essential goods and services was changed from 6.3 to 10.0 bolivars per U.S. dollars and is no longer called CENCOEX but is now the DIPRO;
•	The SICAD rate was eliminated which reduced the number of legal mechanisms from three down to only two; and
•	Eliminated the SIMADI rate which was replaced by the DICOM rate which will be allowed to float freely beginning at a rate of approximately 203.0 bolivars to U.S. dollar.

At September 30, 2016, we evaluated which legal mechanisms were available to our Venezuelan subsidiaries to access U.S. dollars.  As noted above, the SIMADI rate was replaced with the DICOM rate. Consistent with our evaluation completed in the first and second quarters of 2016, we concluded that we will continue to use the DICOM rate to remeasure our bolivar denominated monetary assets and liabilities since it is our only legally available option and our intent on a go-forward basis to utilize this market if needed, to settle any future transactions based on the current facts and circumstances. The DICOM rate as of September 30, 2016 was 658.8853.

We will continue to evaluate each reporting period the appropriate exchange rate to remeasure our financial statements based on the facts and circumstances as applicable.

During the first nine months of 2016, we were only able to access the SIMADI market (during the period the market was available) and only received minimal amounts of U.S. dollars during the first three months of 2016.  We did not receive any U.S. dollars via the CENCOEX (at an official rate of 6.3) or the DIPRO (at an official rate of 10.0).  We expect that we will only have limited access to the DIPRO market to settle certain past transactions. However, if the option becomes available to us to use the DIPRO in the future, the Company will consider this further, as needed. For any U.S. dollar denominated monetary asset or liability, such amounts do not get remeasured at month-end since it is already an asset or liability denominated in U.S. dollars. As a result of this evaluation, the Company reported a remeasurement loss of $0.4 million for the three months ended September 30, 2016 and $3.2 million for the nine months ended September 30, 2016.

Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country. Foreign exchange control regulations have affected our Venezuelan subsidiaries ability to obtain inventory and maintain normal production. This resulted in total costs of $52.1 million being incurred which included the following (i) a voluntary reduction in headcount including severance and termination benefits for employees of approximately $0.3 million, (ii) depreciation and amortization expense related to fixed assets and intangibles of approximately $4.8 million, (iii) inventory reserves of $1.0 million and (iv) the reclassification of approximately $46.0 million of cumulative translation adjustment resulting in a charge to Net income as the Company’s decision to cease operations is similar to a substantially complete liquidation.

Note 2 Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted. The Company has elected to early adopt ASU 2016-09 in the third quarter of 2016 which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption.

Accounting for Income Taxes

Under previous guidance, excess tax benefits and certain tax deficiencies from share-based compensation arrangements were recorded in additional paid-in-capital within equity when the awards vested or were settled. ASU 2016-09 requires that all excess tax benefits and all tax deficiencies be recognized as income tax expense or benefit in the income statement and adoption is on a prospective basis.  The adoption resulted in the recognition of excess tax benefits in our provision for income taxes rather than in additional paid-in capital, as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions)	2016	2016
Excess tax benefit	$1.8	$12.4

ASU 2016-09 also requires excess tax benefits to be prospectively excluded from assumed future proceeds in the calculation of diluted shares.  As a result of the above changes it resulted in an increase in the Company’s diluted weighted average number of common shares outstanding as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
Increase in diluted weighted average number of common shares outstanding	377,130	370,090

The changes resulted in an increase in basic and diluted EPS as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
Basic EPS prior to adoption of ASU 2016-09	$0.83	$1.54
Basic EPS upon adoption of ASU 2016-09	$0.84	$1.60

Diluted EPS prior to adoption of ASU 2016-09	$0.82	$1.53
Diluted EPS upon adoption of ASU 2016-09	$0.83	$1.59

Classification of Excess Tax Benefits on the Statement of Cash Flows

In addition, under ASU 2016-09, excess income tax benefits from stock-based compensation arrangements are classified as cash flow from operations, rather than as an inflow within financing activities and as an outflow within operating activities. The Company has elected to apply the cash flow classification guidance of ASU 2016-09 retrospectively. There was not a material impact on the nine months ended September 30, 2015 and the year-end December 31, 2014. The retrospective impact on the Consolidated Statement of Cash Flows was as follows:

	Nine Months Ended	Year Ended
	September 30,	December 31,
(In millions)	2016	2015
Net Cash provided by Operating Activities prior to adoption of ASU 2016-09	$463.7	$967.7
Net Cash provided by Operating Activities upon adoption of ASU 2016-09	$470.5	$980.8

Net Cash used in Financing Activities prior to adoption of ASU 2016-09	$(242.7)	$(775.3)
Net Cash used in Financing Activities upon adoption of ASU 2016-09	$(249.5)	$(788.4)

In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). This ASU will simplify the presentation of deferred tax assets and liabilities by requiring companies to classify all deferred tax as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 31, 2016 and interim periods within those annual periods. However, as early adoption is available, we have adopted this standard as of December 31, 2015 with retrospective application.

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

In August 2015, the FASB issued ASU 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (“ASU 2015-12”). This ASU designates contract value as the only required measure for fully benefit-responsive investment contracts; simplifies the investment disclosure requirements under Accounting Standards Codification (“ASC”) topic 820 for fair value, and topics 960, 962 and 965 for employee benefit plans; and provides a similar measurement date practical expedient for employee benefit plans. The amendments in ASU 2015-12 were effective as of January 1, 2016. ASU 2015-12 did not have a material impact on our financial statements.

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

Recently Issued Accounting Standards

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”).  ASU 2016-16 requires entiies to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The amendments in ASU 2016-16  are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods.  Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. We are currently in the process of evaluating this new standard update.

In August 2015, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic  230) - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on eight specific cash flow issues in regard to how cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. We are currently in the process of evaluating this new standard update.

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

Note 3 Divestitures

Sale of North American foam trays and absorbent pads business

On April 1, 2015, we completed the sale of our North American foam trays and absorbent pads business to NOVIPAX, a portfolio company of Atlas Holdings LLC, for net proceeds of $75.6 million, net of certain purchase price adjustments of $5.9 million and subject to final purchase price adjustment. After transaction costs of $7.0 million, we recorded a pre-tax gain of $29.2 million on the sale, which is included in net earnings available to common shareholders in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2015. Subsequent to September 30, 2015, the amounts were updated such that we recorded a $26.5 million pre-tax gain on the sale of business which was reflected in our Consolidated Statement of Operations for the year ended December 31, 2015.  The impact to the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2016 was immaterial.

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

For the three months ended March 31, 2015, the North American foam trays and absorbent pads businesses contributed approximately $52.9 million of net sales and $10.3 million of earnings before income tax provision, which excludes certain allocated costs, including corporate support services, for which the Company would normally include in measuring its performance. There was no contribution from the business for the remainder of 2015.

Sale of European food trays business

On November 1, 2015, we completed the sale of our European food trays business to Faerch Plast A/S, a European food packaging solutions provider, for net proceeds at that time of €17.6 million or approximately $19.0 million, net of certain purchase price adjustments of €1.7 million or approximately $1.9 million. The net proceeds excluded contingent consideration which will be received if certain performance targets are met. This transaction follows the sale of our North American foam trays and absorbent pads business in April 2015 and is aligned with our continued commitment to a disciplined approach to portfolio management strategy. The European sale included the manufacturing facilities in Poole, UK and Bunol, Spain.

In the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2016, we recorded an additional pre-tax loss on the sale of business primarily due to a reduction in the net proceeds of $1.6 million.  This resulted in cumulative net proceeds of €15.7 million or approximately $17.7 million.

The European food trays business was part of the Company’s Food Care division.

For the three and nine months ended September 30, 2015, the European food trays business contributed approximately $14.7 million and $43.6 million of net sales, respectively, and $2.0 million and $5.9 million of earnings from continuing operations before income tax provision, respectively, which excludes certain allocated costs, including corporate support services for which the Company would normally include in measuring its performance.

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

The following tables show Net Sales and Adjusted EBITDA by our segment reporting structure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Net Sales:
Food Care	$814.6	$836.4	$2,381.6	$2,562.8
As a % of Total Company net sales	47.5%	47.9%	47.3%	48.6%
Diversey Care	497.4	501.8	1,470.7	1,504.7
As a % of Total Company net sales	29.0%	28.7%	29.2%	28.5%
Product Care(1)	388.6	389.3	1,130.0	1,153.1
As a % of Total Company net sales	22.6%	22.3%	22.4%	21.8%
Other(1)	16.0	18.7	51.9	57.0
Total Company Net Sales	$1,716.6	$1,746.2	$5,034.2	$5,277.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Adjusted EBITDA:
Food Care	$172.5	$168.4	$483.1	$532.6
Adjusted EBITDA Margin	21.2%	20.1%	20.3%	20.8%
Diversey Care	64.6	66.4	187.1	176.5
Adjusted EBITDA Margin	13.0%	13.2%	12.7%	11.7%
Product Care(1)	88.2	81.9	244.1	237.9
Adjusted EBITDA Margin	22.7%	21.0%	21.6%	20.6%
Other(1)	(21.4)	(16.7)	(61.7)	(55.2)
Non-U.S. GAAP Total Company Adjusted EBITDA	$303.9	$300.0	$852.6	$891.8
Adjusted EBITDA Margin	17.7%	17.2%	16.9%	16.9%

(1)

As of January 1, 2016, our Kevothermal business was moved from Other to our Product Care Segment. This resulted in a reclassification of $4.6 million of net sales and $0.9 million of adjusted EBITDA for the three months ended September 30, 2015 and $10.3 million of net sales and $2.3 million of adjusted EBITDA for the nine months ended September 30, 2015.

The following table shows a reconciliation of Total Company Adjusted EBITDA to Net earnings available to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Total Company Adjusted EBITDA	$303.9	$300.0	$852.6	$891.8
Depreciation and amortization (1)(3)	(70.2)	(68.7)	(208.0)	(211.1)
Special items:
Accelerated depreciation of non-strategic assets related to restructuring programs	—	(0.1)	0.1	0.2
Accelerated depreciation and amortization of fixed assets and intangible assets for Venezuelan subsidiaries(1)	—	—	4.8	—
Restructuring and other charges(1)(4)	(1.6)	(38.4)	(3.2)	(68.0)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(6.0)	(13.0)	(17.3)	(32.2)
SARs	0.3	0.4	0.1	(4.1)
Foreign currency exchange (loss) gains related to Venezuelan subsidiaries	(0.4)	(1.0)	(3.2)	(30.7)
Charges related to ceasing operations in Venezuela(1)	—	—	(52.1)	—
Loss on debt redemption and refinancing activities	(0.1)	0.6	(0.1)	(110.7)
(Loss) gain on sale of North American foam trays and absorbent pads business and European food trays business	—	(0.5)	(1.6)	28.7
Gain (loss) related to the sale of other businesses, investments and property, plant and equipment	0.6	0.2	(1.5)	9.0
Other special items(2)	(0.9)	1.3	(0.7)	(0.4)
Interest expense	(52.8)	(54.8)	(161.8)	(172.3)
Income tax provision	9.5	39.4	92.8	88.3
Net earnings available to common stockholders	$163.3	$86.6	$315.3	$211.9

(1)

Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country.  Refer to Note 1 of the Condensed Consolidated Statement of Operations for further details.

(2)

Other special items for the three and nine months ended September 30, 2016 primarily included a reduction in a non-income tax reserve following the completion of a governmental audit partially offset by legal fees associated with restructuring and acquisitions. Other special items for the three and nine months ended September 30, 2015 primarily included legal fees associated with restructuring and acquisitions.

(3)	Depreciation and amortization by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Food Care	$25.7	$26.6	$75.9	$81.8
Diversey Care	23.9	25.7	71.9	77.0
Product Care	9.7	9.3	28.6	28.8
Other	10.9	7.1	31.6	23.5
Total Company depreciation and amortization(1)	$70.2	$68.7	$208.0	$211.1

(1)

Includes share-based incentive compensation of $15.6 million and $46.8 million for the three and nine months ended September 30, 2016 and $15.9 million and $49.1 million for the three and nine months ended September 30, 2015, respectively.

(4)	Restructuring and other charges by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Food Care	$0.8	$15.4	$1.5	$29.5
Diversey Care	0.4	16.0	0.9	25.5
Product Care	0.3	6.7	0.7	12.6
Other	0.1	0.3	0.1	0.4
Total Company restructuring and other charges(1)	$1.6	$38.4	$3.2	$68.0

(1)	For the nine months ended September 30, 2016 restructuring and other charges excludes $0.3 million related to severance and termination benefits for employees in our Venezuelan subsidiaries.

Assets by Reportable Segments

The following table shows assets allocated by our segment reporting structure.  Only assets identifiable by segment and reviewed by our chief operating decision maker by segment are allocated by the reportable segment assets, which are trade receivables, net, and finished goods inventory, net.  All other assets are included in “Assets not allocated.”

	September 30,	December 31,
(In millions)	2016	2015
Assets:
Trade receivables, net, and finished goods inventories, net
Food Care	$559.5	$522.4
Diversey Care	467.5	440.3
Product Care	236.8	222.0
Other	17.1	12.5
Total segments and other	1,280.9	1,197.2
Assets not allocated
Cash and cash equivalents	332.8	358.4
Property and equipment, net	1,033.5	945.7
Goodwill	2,913.5	2,909.5
Intangible assets, net	741.8	784.3
Assets held for sale	7.0	10.3
Other	1,296.3	1,199.6
Total	$7,605.8	$7,405.0

Note 5 Inventories and Cost of Sales

The following table details our inventories, net:

	September 30,	December 31,
(In millions)	2016	2015
Inventories:
Raw materials	$133.3	$109.6
Work in process	131.3	112.4
Finished goods	501.4	438.8
Total	$766.0	$660.8

For the nine months ended September 30, 2016 cost of sales included a $6.8 million reimbursement of previously incurred environmental expenses, of which $5.6 million impacted the Diversey Care division.

Note 6 Property and Equipment, net

The following table details our property and equipment, net:

	September 30,	December 31,
(In millions)	2016	2015(1)
Land and improvements	$86.1	$86.7
Buildings	614.8	606.2
Machinery and equipment	2,181.4	2,141.3
Other property and equipment	144.4	139.9
Construction-in-progress	298.0	190.7
Property and equipment, gross	3,324.7	3,164.8
Accumulated depreciation and amortization(2)	(2,291.2)	(2,219.1)
Property and equipment, net	$1,033.5	$945.7

(1)	Amounts related to asset retirement obligations were recorded as of December 31, 2015. This resulted in an increase to property and equipment, net and other non-current liabilities of $15.0 million.
(2)

As of September 30, 2016 this amount includes $0.5 million related to the accelerated depreciation and amortization of fixed assets related to ceasing operations in Venezuela. Refer to Note 1 of the Condensed Consolidated Statement of Operations for further details.

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Interest cost capitalized	$3.2	$1.0	$7.1	$4.0
Depreciation and amortization expense for property and equipment	$31.1	$31.0	$88.8	$94.6

Note 7 Goodwill and Identifiable Assets

Goodwill

The following table shows our goodwill balances by our segment reporting structure.  We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.  As of September 30, 2016, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

(In millions)	Food Care	Diversey Care	Product Care	Other	Total
Gross Carrying Value at December 31, 2015	$804.3	$1,820.9	$1,373.7	$1.6	$4,000.5
Accumulated impairment	(208.0)	(883.0)	—	—	(1,091.0)
Carrying Value at December 31, 2015	$596.3	$937.9	$1,373.7	$1.6	$2,909.5
Acquisitions and related adjustments	8.4	—	—	—	8.4
Dispositions	—	—	(1.1)	—	(1.1)
Currency translation	(6.3)	2.8	0.4	(0.2)	(3.3)
Gross Carrying Value at September 30, 2016	806.4	1,823.7	1,373.0	1.4	4,004.5
Accumulated impairment	(208.0)	(883.0)	—	—	(1,091.0)
Carrying Value at September 30, 2016	$598.4	$940.7	$1,373.0	$1.4	$2,913.5

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives.  As of September 30, 2016, there were no impairment indicators present.

	September 30, 2016				December 31, 2015
	Gross				Gross
	Carrying	Accumulated	Accumulated		Carrying	Accumulated	Accumulated
(In millions)	Value	Amortization	Impairment	Net	Value	Amortization	Impairment	Net
Customer relationships(1)	$860.4	$(300.2)	$(148.9)	$411.3	$846.2	$(249.4)	$(148.9)	$447.9
Trademarks and tradenames	1.8	(0.7)	—	1.1	1.7	(0.4)	—	1.3
Capitalized software	160.8	(134.1)	—	26.7	143.0	(125.3)	—	17.7
Technology	142.3	(75.3)	(22.2)	44.8	141.9	(65.0)	(22.2)	54.7
Contracts	38.9	(32.1)	—	6.8	42.8	(31.2)	—	11.6
Total intangible assets with definite lives	1,204.2	(542.4)	(171.1)	490.7	1,175.6	(471.3)	(171.1)	533.2
Trademarks and tradenames with indefinite lives(2)	881.3	—	(630.2)	251.1	881.3	—	(630.2)	251.1
Total identifiable intangible assets	$2,085.5	$(542.4)	$(801.3)	$741.8	$2,056.9	$(471.3)	$(801.3)	$784.3

(1)

As of September 30, 2016 this amount includes $4.3 million related to the accelerated amortization of intangible assets related to ceasing operations in Venezuela. Refer to Note 1 of the Condensed Consolidated Statement of Operations for further details.

(2)	The intangible assets include $251 million of trademarks and trade names that we have determined to have indefinite useful lives, primarily acquired in connection with the acquisition of Diversey.

The following table shows the remaining estimated future amortization expense at September 30, 2016

Year	Amount (in millions)
Remainder of 2016	$21.9
2017	93.8
2018	64.0
2019	56.8
Thereafter	254.2
Total	$490.7

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

As of September 30, 2016, the maximum purchase limit for receivable interests was $90.0 million, subject to the availability limits described below.

The amounts available from time to time under this program may be less than $90.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During the nine months ended September 30, 2016, the level of eligible assets available under the program was lower than $90.0 million primarily due to certain required reserves against our receivables. As a result, the amount available to us under the program was $73.3 million at September 30, 2016. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

The program expires annually in September and is renewable.  The program was renewed in September 2016 for an additional year.

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

As of September 30, 2016, the maximum purchase limit for receivable interests was €110.0 million ($123.4 million equivalent at September 30, 2016), subject to availability limits.  The terms and provisions of this program are similar to our U.S. program discussed above. As of September 30, 2016, the amount available under this program was €99.2 million ($111.4 million equivalent as of September 30, 2016).

This program expires annually in February and is renewable. The program was renewed in February 2016 for an additional year.

Utilization of Our Accounts Receivable Securitization Programs

As of September 30, 2016, there were borrowings of $73.0 million outstanding under our U.S. program and borrowings of €98.4 million ($110.4 million equivalent as of September 30, 2016) under our European program. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. Total interest expense related to the use of these programs was $1.1 million for the nine months ended September 30, 2016 and less than $1.0 million for the nine months ended September 30, 2015. Total interest expense was $0.4 million for the three months ended September 30, 2016 and immaterial for the three months ended September 30, 2015.

Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at September 30, 2016.

As of December 31, 2015, the total amount of borrowings was $67.0 million under our U.S. program and €70.1 million ($76.7 million equivalent as of December 31, 2015) under our European program.

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

Program metrics are as follows:

Sealed Air Restructuring Program
Approximate positions eliminated by the program	1,950
Estimated Program Costs (in millions):
Costs of reduction in headcount as a result of reorganization	$235-$245
Other expenses associated with the Program	155-160
Total expense	$390-$405
Capital expenditures	250-255
Proceeds, foreign exchange and other cash items	(70)-(75)
Total estimated net cash cost	$570-$585
Program to Date Cumulative Expense (in millions):
Costs of reduction in headcount as a result of reorganization	$216
Other expenses associated with the Program	94
Total Cumulative Expense	$310
Cumulative Capital expenditures	$182

The following table details our restructuring activities as reflected in the Condensed Statement of Operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Other associated costs	$6.0	$13.0	$17.3	$32.2
Restructuring charges	1.6	38.4	3.2	68.0
Total	$7.6	$51.4	$20.5	$100.2
Capital Expenditures	$35.4	$21.0	$92.4	$25.5

The restructuring accrual, spending and other activity for the nine months ended September 30, 2016 and the accrual balance remaining at September 30, 2016 related to these programs were as follows (in millions):

Restructuring accrual at December 31, 2015	$76.3
Accrual and accrual adjustments	3.2
Cash payments during 2016	(34.0)
Effect of changes in foreign currency exchange rates	0.3
Restructuring accrual at September 30, 2016	$45.8

We expect to pay $41 million of the accrual balance remaining at September 30, 2016 within the next twelve months. This amount is included in accrued restructuring costs on the Condensed Consolidated Balance Sheet at September 30, 2016. The remaining accrual of $5 million is expected to be paid in the fourth quarter of 2017. This amount is included in other non-current liabilities on our Condensed Consolidated Balance Sheet at September 30, 2016.

Note 10 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth on the following table:

	September 30,	December 31,
(In millions)	2016	2015(3)
Short-term borrowings (1)	$332.2	$241.9
Current portion of long-term debt(2)	328.6	46.6
Total current debt	660.8	288.5
Term Loan A due July 2017(2)	—	249.7
Term Loan A due July 2019(2)	1,027.6	1,058.9
6.50% Senior Notes due December 2020	423.0	422.7
4.875% Senior Notes due December 2022	419.4	418.9
5.25% Senior Notes due April 2023	419.5	419.0
4.50% Senior Notes due September 2023	444.8	432.9
5.125% Senior Notes due December 2024	420.1	419.7
5.50% Senior Notes due September 2025	396.3	396.1
6.875% Senior Notes due July 2033	445.3	445.2
Other	4.7	3.7
Total long-term debt, less current portion(5)	4,000.7	4,266.8
Total debt(4)(6)	$4,661.5	$4,555.3

(1)

Short-term borrowings of $332.2 million at September 30, 2016 are comprised primarily of $73.0 million of borrowings outstanding under our U.S. accounts receivable securitization program, $110.4 million of borrowings outstanding under our European accounts receivable securitization program, $30.0 million outstanding under our revolving credit facility and $118.8 million short-term borrowing from various lines of credit. Short-term borrowings at December 31, 2015 are comprised primarily of $67.0 million of borrowings outstanding under our U.S. accounts receivable securitization program, $76.7 million of borrowings outstanding under our European accounts receivable securitization program and $98.2 million short-term borrowings from various lines of credit.

(2)	Term Loan A facility due July 2019 has required prepayments which are due in the fourth quarter of 2016 and Term Loan A facility due in July 2017 are included in the current portion of long-term debt.
(3)

As of January 1, 2016, we have adopted ASU 2015-03 and ASU 2015-15 which resulted in $35.9 million of unamortized debt issuance costs being reclassified from other non-current assets to long-term debt. See Note 2, “Recently Issued Accounting Standards” for additional information related to this adoption.

(4)

As of September 30, 2016, our weighted average interest rate on our short-term borrowings outstanding was 3.0% and on our long-term debt outstanding was 4.6%. As of December 31, 2015, our weighted average interest rate on our short-term borrowings outstanding was 3.4% and on our long-term debt outstanding was 4.6%.

(5)	Amounts are net of unamortized discounts and issuance costs of $32.8 million as September 30, 2016 and $35.9 million as of December 31, 2015.
(6)	Long-term debt instruments are listed in order of priority.

Lines of Credit

The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the Revolving Credit Facility discussed above, and the amounts available under our accounts receivable securitization programs.

	September 30,	December 31,
(In millions)	2016	2015
Used lines of credit (1)(2)	$332.2	$241.9
Unused lines of credit	985.5	1,039.9
Total available lines of credit(3)	$1,317.7	$1,281.8

(1)	Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.
(2)

As of September 30, 2016 and December 31, 2015, there were $55.0 million and $56.5 million of cash held on deposit, respectively, as a compensating balance for certain short-term borrowings, which is recorded in other current assets on the Condensed Consolidated Balance Sheet.

(3)	Of the total available lines of credit, $884.7 million were committed as of September 30, 2016.

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Second Amended and Restated Syndicated Credit Facility (“Amended Credit Facility”) contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Amended Credit Facility). We were in compliance with the above financial covenants and limitations at September 30, 2016.

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

Net unrealized after-tax gains/losses related to these contracts that were included in other comprehensive income were $1.3 million gain and $0.8 million loss for the three and nine months ended September 30, 2016, respectively, and $2.9 million and $6.6 million gain for the three and nine months ended September 30, 2015. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

We estimate that $5.1 million of net unrealized derivative gains included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next twelve months.

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

Interest Rate Swaps

From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At September 30, 2016 and December 31, 2015, we had no outstanding interest rate swaps.

Interest Rate and Currency Swaps

In 2014, in connection with exercising the $100.0 million delayed draw under the senior secured credit facility, we entered into a series of interest rate and currency swaps in a notional amount of $100.0 million.  On September 30, 2016, the first $20.0 million swap contract matured and was settled. As a result of the settlement, the Company received $4.9 million. These swaps convert the U.S. dollar-denominated variable rate obligation under the credit facility into a fixed Brazilian real-denominated obligation.  The delayed draw and the interest rate and currency swaps are used to fund expansion and general corporate purposes of our Brazilian subsidiaries.

Net Investment Hedge

During the second quarter of 2015, we entered into a series of foreign currency exchange forwards totaling €270.0 million.  These foreign currency exchange forwards hedged a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates and expired in June 2015. The loss of $3.5 million ($2.2 million after tax) is recorded in AOCI on our Condensed Consolidated Balance Sheet.

The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The fair value of the debt decreased by $0.8 million as of September 30, 2016 and is reflected in long-term debt on our Condensed Consolidated Balance Sheet.

In March 2015, we entered into a series of cross-currency swaps with a combined notional amount of $425.0 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The fair value of this hedge as of September 30, 2016 decreased $29.2 million ($18.0 million after tax) on our Consolidated Balance Sheet.  Semi-annual interest settlements resulted in AOCI of $9.6 million ($6.0 million after tax).

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

The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow		Net Investment Hedge		Non-Designated		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(In millions)	2016	2015	2016	2015	2016	2015	2016	2015
Derivative Assets
Foreign currency forward contracts	$4.2	$3.2	$—	$—	$6.3	$25.0	$10.5	$28.2
Interest rate and currency swaps	23.1	44.0	—	—	—	—	23.1	44.0
Total Derivative Assets	$27.3	$47.2	$—	$—	$6.3	$25.0	$33.6	$72.2

Derivative Liabilities
Foreign currency forward contracts	$(2.3)	$(1.3)	$—	$—	$(6.4)	$(43.5)	$(8.7)	$(44.8)
Cross-currency swaps	—	—	(29.2)	(12.0)	—	—	(29.2)	(12.0)
Total Derivative Liabilities(1)	$(2.3)	$(1.3)	$(29.2)	$(12.0)	$(6.4)	$(43.5)	$(37.9)	$(56.8)
Net Derivatives (2)	$25.0	$45.9	$(29.2)	$(12.0)	$(0.1)	$(18.5)	$(4.3)	$15.4

(1)

Excludes €400.0 million of euro-denominated debt ($444.8 million equivalent at September 30, 2016) and €400.0 million of euro-denominated debt ($432.9 million equivalent at December 31, 2015), as of September 30, 2016 and December 31, 2015, respectively, designated as a net investment hedge.

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities		Other Non-current Assets		Other Non-current Liabilities
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(In millions)	2016	2015	2016	2015	2016	2015	2016	2015
Gross position	$16.7	$36.2	$(8.7)	$(44.8)	$16.9	$36.0	$(29.2)	$(12.0)
Impact of master netting agreements	(1.0)	(24.1)	1.0	24.1	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$15.7	$12.1	$(7.7)	$(20.7)	$16.9	$36.0	$(29.2)	$(12.0)

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

	Amount of Gain (Loss) Recognized in
	Earnings on Derivatives
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts(1)	$(1.1)	$3.0	$(0.9)	$6.7
Interest rate and currency swaps(2)	(0.4)	22.7	(24.6)	32.5
Treasury locks(3)	—	—	0.1	0.1
Sub-total cash flow hedges	(1.5)	25.7	(25.4)	39.3
Fair Value Hedges:
Interest rate swaps	0.2	0.1	0.4	0.3
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	(6.0)	(3.3)	(24.7)	31.3
Total	$(7.3)	$22.5	$(49.7)	$70.9

(1)

Amounts recognized on the foreign currency forward contracts were included in cost of sales during the three and nine months ended September 30, 2016 and other income, net in the three and nine months ended September 30, 2015.

(2)

Amounts recognized on the interest rate and currency swaps for the  three months ended September 30, 2016 and 2015, included a $1.2 million gain and $24.0 million gain, respectively, which is included in other income, net and interest expense of $1.5 million and $1.4 million, respectively, related to the hedge of the interest payments. Amounts recognized on the interest rate and currency swaps for the nine months ended September 30, 2016 and 2015, included a $20.5 million loss and $37.2 million gain, respectively, which is included in other income, net and interest expense of $4.0 million and $4.8 million, respectively, related to the hedge of the interest payments.

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

The following table details the fair value hierarchy of our financial instruments:

	September 30, 2016
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$76.3	$76.3	$—	$—
Compensating balance deposits	$55.0	$55.0	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts and options	$1.8	$—	$1.8	$—
Interest rate and currency swaps	$23.1	$—	$23.1	$—
Cross-currency swaps	$(29.2)	$—	$(29.2)	$—

	December 31, 2015
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$56.3	$48.3	$8.0	$—
Compensating balance deposits	$56.5	$56.5	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts	$(16.5)	$—	$(16.5)	$—
Interest rate and currency swaps	$44.0	$—	$44.0	$—
Cross-currency swaps	$(12.0)	$—	$(12.0)	$—

Cash Equivalents

Our cash equivalents at September 30, 2016 and December 31, 2015 consisted of commercial paper (fair value determined using Level 2 inputs) and bank time deposits (Level 1). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

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

The table below shows the carrying amounts and estimated fair values of our total debt:

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount(2)	Value
Term Loan A Facility due July 2017	$249.8	$249.8	$249.7	$249.7
Term Loan A Facility due July 2019(1)	1,104.1	1,104.1	1,103.8	1,103.8
6.50% Senior Notes due December 2020	423.0	485.0	422.7	473.7
4.875% Senior Notes due December 2022	419.4	446.3	418.9	426.5
5.25% Senior Notes due April 2023	419.5	451.8	419.0	436.2
4.50% Senior Notes due September 2023(1)	444.8	491.6	432.9	452.7
5.125% Senior Notes due December 2024	420.1	450.7	419.7	427.6
5.50% Senior Notes due September 2025	396.3	430.9	396.1	410.2
6.875% Senior Notes due July 2033	445.3	484.0	445.2	462.7
Other foreign loans(1)	222.5	222.8	165.7	165.8
Other domestic loans	116.7	116.9	81.6	81.9
Total debt	$4,661.5	$4,933.9	$4,555.3	$4,690.8

(1)	Includes borrowings denominated in currencies other than U.S. dollars.
(2)

As of January 1, 2016, we have adopted ASU 2015-03 and ASU 2015-15 which resulted in $35.9 million of unamortized debt issuance costs being reclassified from other assets to long-term debt as of December 31, 2015. See Note 2, “Recently Issued Accounting Standards” for additional information related to this adoption.

As of September 30, 2016, we did not have any non–financial assets and liabilities, aside from contingent consideration liabilities related to acquisitions and certain equity compensation, that were carried at fair value on a recurring basis in the Condensed Consolidated Financial Statements or for which a fair value measurement was required. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets and asset retirement obligations. Refer to Note 16 “Stockholders’ Equity” for share based compensation and below for contingent consideration.

Contingent Consideration

As part of the Intellibot acquisition in 2015, the Company recorded contingent consideration which is classified as a liability which includes earnout fees to be paid out in cash to the seller over a 10 year period based on various percentages of net sales of the Intellibot business over the 10 year period. Since it is classified as a liability, we must remeasure to fair value each reporting period. The fair value of the liability as of September 30, 2016 was $9.2 million, mostly included in non-current liabilities on the Condensed Consolidated Balance Sheet. The $0.6 million change in fair value for the nine months ended September 30, 2016 was recognized in selling, general and administrative expenses. The valuation of the contingent consideration is based on a probability weighted projection of payments over the remaining 9 year period using the deterministic method. These projections are based on our internal forecast of the business performance and since this is an unobservable input used in the fair value measurement it would be considered a Level 3 input (as defined above). In addition, the probability weighted earnout payments were present valued using factors to consider the risk associated with achievement of the sales forecast and the credit risk associated with the payments.

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

Note 13 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans

Effective December 31, 2015, the Company changed the approach used to calculate the service and interest components of net periodic benefit cost for certain of its International and U.S. benefit plans to provide a more precise measurement of service and interest costs.  The change was applied to plans in countries where the benefit obligation was approximately $50.0 million or higher, and for which a yield curve is used to measure the benefit obligation.  Historically, the Company calculated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.  Going forward, the Company has elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period.  Based on current economic conditions, the Company estimates that the service cost and interest cost for these benefit plans will be reduced by approximately $4.1 million in 2016.  The Company has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly has accounted for it prospectively.

The following table shows the components of our net periodic benefit cost (income) for our defined benefit pension plans for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost or (income):
Service cost	$0.2	$2.4	$2.6	$0.1	$2.4	$2.5
Interest cost	2.0	6.4	8.4	2.2	7.6	9.8
Expected return on plan assets	(2.5)	(9.1)	(11.6)	(2.9)	(10.3)	(13.2)
Amortization of net prior service cost	—	0.1	0.1	—	—	—
Amortization of net actuarial loss	0.7	2.3	3.0	0.4	2.4	2.8
Net periodic benefit cost (income)	0.4	2.1	2.5	(0.2)	2.1	1.9
Cost (income) of settlement/curtailment	—	0.3	0.3	—	0.1	0.1
Total benefit cost (income)	$0.4	$2.4	$2.8	$(0.2)	$2.2	$2.0

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost or (income):
Service cost	$0.4	$7.4	$7.8	$0.5	$7.4	$7.9
Interest cost	5.8	19.3	25.1	6.5	22.9	29.4
Expected return on plan assets	(7.5)	(27.2)	(34.7)	(8.6)	(30.9)	(39.5)
Amortization of net prior service cost	—	0.2	0.2	—	—	—
Amortization of net actuarial loss	1.7	6.7	8.4	1.3	7.1	8.4
Net periodic benefit cost (income)	0.4	6.4	6.8	(0.3)	6.5	6.2
Cost (income) of settlement/curtailment	—	0.1	0.1	1.1	(0.6)	0.5
Total benefit cost (income)	$0.4	$6.5	$6.9	$0.8	$5.9	$6.7

The following table shows the components of our net periodic benefit cost for our other employee benefit plans for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Components of net periodic benefit cost or (income):
Service cost	$0.1	$0.1	$0.2	$0.6
Interest cost	0.5	0.7	1.4	2.2
Amortization of net prior service cost	(0.5)	(0.3)	(1.2)	(0.7)
Amortization of net actuarial loss	—	0.1	—	0.3
Net periodic benefit cost	$0.1	$0.6	$0.4	$2.4

Note 14 Income Taxes

Effective Income Tax Rate and Income Tax Provision

Our effective income tax rate for the three months ended September 30, 2016 was 5.5% and for the nine months ended September 30, 2016 was 22.7%. The lower effective tax rate reflects a tax benefit of $1.8 million and $12.4 million, or $0.01 and $0.06 per diluted share for the three and nine months ended September 30, 2016, respectively, representing excess tax benefits from share-based payment awards recorded in income tax provision resulting from the Company's early adoption of ASU 2016-09, effective January 1, 2016. Refer to Note 2, “Recently Issued Accounting Standards” of the notes to the condensed consolidated financial statements for further details. Our effective income tax rate also benefited from releases of unrecognized tax benefits of $41.8 million in the third quarter of 2016, primarily related to positions recorded at the time of the Diversey acquisition, due to the expiration of the statute of limitations. The Company recorded additional net discrete expense of $7.9 million in the third quarter of 2016 primarily related to a $19.4 million increase in valuation allowance against expiring foreign tax credits and a $3.1 million increase in the deferred tax liability on unremitted earnings, which were partially offset by a favorable $14.6 million return to provision adjustment primarily related to foreign tax credits.

Our effective income tax rate for the three months ended September 30, 2015 was 31.3% and for the nine months ended September 30, 2015 was 29.4%. However, the effective tax rate for the nine months ended September 30, 2015 was negatively impacted by foreign currency exchange losses related to Venezuelan subsidiaries of approximately $30.7 million for which the Company will receive no tax benefits. As this loss was driven by the Company’s change to an alternative foreign exchange market, the tax impact of this loss was treated as a discrete item in the second quarter of 2015. In the third quarter of 2015, the Company recorded a net discrete income tax benefit of $15.3 million related to return to provision adjustments and the recognition of foreign tax credits. In addition, the Company recorded a discrete income tax expense of $16.9 million from changes to its unrecognized tax benefits including a new reserve related to the Settlement payment, and releases of certain reserves recorded at the time of the Diversey acquisition due to the expiration of the statute of limitations. Together, these items did not have a material impact on the tax expense for the three or nine months ended September 30, 2015.

Unrecognized Tax Benefits

During the nine months ended September 30, 2016, we decreased our unrecognized tax benefits by $35.2 million primarily related to expiration of the statute of limitations on domestic and foreign positions.  We have not changed our policy with regard to the reporting of penalties and interest related to unrecognized tax benefits.

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

During the three and nine months ended September 30, 2016, we repurchased 3,545,828 and 4,680,313 shares, for approximately $165.0 million and $217.0 million, respectively.  During the three and nine months ended September 30, 2015, we repurchased 5,539,803 and 8,164,237 shares, for approximately $277.2 million and $401.8 million, respectively. These repurchases were made under privately negotiated or open market transactions in accordance with Rule 10b5-1 of the Securities Act of 1933, as amended, and pursuant to the share repurchase program previously approved by our Board of Directors.

In March 2015, the Company entered into an accelerated share repurchase agreement with a third-party financial institution to repurchase $25.0 million of the Company’s common stock.  Upon completion of the transaction, the Company received a total of 546,574 shares with an average price of $45.74 per share.

Additionally, on August 5, 2015, the Company entered into an accelerated share repurchase agreement (the “August ASR”) with a third-party financial institution to repurchase up to $300.0 million of the Company’s common stock. Upon completion of the transaction in September 2015, the Company received a total of 5,771,603 shares with an average price of $51.76 per share for a total cost of $298.7 million.  These repurchases were made under the July 2015 share repurchase program approved by our Board of Directors referenced above.

Dividends

On October 6, 2016, our Board of Directors declared a quarterly cash dividend of $0.16 per common share. The dividend is payable on December 16, 2016 to stockholders of record at the close of business on December 2, 2016.

The dividends paid in the nine months ended September 30, 2016 were recorded as a reduction to cash and cash equivalents and retained earnings on our Condensed Consolidated Balance Sheets. Our credit facility and our notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Statement of Operations. There is no guarantee that our Board of Directors will declare any further dividends.

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

The table below shows our total share-based incentive compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Total share-based incentive compensation expense (1)	$15.6	$15.9	$46.8	$49.1

(1)

The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock or the expense or income related to SARs and certain cash-based awards.  See Stock Appreciation Rights below for further details of SARs. At September 30, 2016 and September 30, 2015, our other cash-based awards were not material to our Condensed Consolidated Balance Sheet or Statement of Operations.

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

The performance-vesting Inducement Award, also for 75,000 shares, in addition to the time-vesting requirement noted above, requires that either (i) the Company’s cumulative total stockholder return (“TSR”) for 2016-2017 be in the top 25% of its peers (using the same peers and methodology under the Company’s performance stock unit (PSU) awards) and the Company’s stock price as of December 31, 2017 equals at least $43.70 per share, or (ii) the Company’s stock price as of December 31, 2017 equals at least $55.00 per share. The Amendment Letter provides that the stock price as of December 31, 2017 for this purpose will be determined using a 30-day arithmetic mean of closing prices.  Since the award includes a market condition, compensation expense will be recognized regardless of whether the market condition is satisfied provided that the requisite service has been provided.

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

The assumptions used to calculate the grant date fair value of the performance-vesting Inducement Award are shown in the following table:

2016 Performance-vesting Inducement Award
Fair value on grant date	$12.55
Expected price volatility	24.60%
Risk-free interest rate	0.92%

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

The number of PSUs granted and the grant date fair value of the PSUs are shown in the following table:

	TSR	Adjusted EBITDA
Number of units granted	124,755	165,391
Fair value on grant date	$57.14	$43.10

The assumptions used to calculate the grant date fair value of the PSUs based on TSR are shown in the following table:

TSR portion of the 2016 PSU Award
Expected price volatility	26.50%
Risk-free interest rate	0.98%

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

We recognized SARs income of $0.3 million and $0.4 million in the three months ended September 30, 2016 and 2015, respectively, and income of $0.1 million and expense of $4.1 million for the nine months ended September 30, 2016 and 2015, respectively. Cash payments due to the exercise of these SARs were $1.9 million and $20.0 million in the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the remaining liability for these SARs was $1.9 million and is included in other current liabilities on our Condensed Consolidated Balance Sheet.

Note 17 Accumulated Other Comprehensive Income (Loss)

The following table provides details of comprehensive income (loss) for the nine months ended September 30, 2016 and 2015:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Gains (Losses) on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Income (Loss), Net of Taxes
Balance at December 31, 2014	$(250.1)	$(369.9)	$—	$6.2	$(613.8)
Other comprehensive income (loss) before reclassifications	3.4	(197.1)	(14.4)	30.1	(178.0)
Less: amounts reclassified from accumulated other comprehensive income (loss)	6.0	—	—	(27.4)	(21.4)
Net current period other comprehensive income (loss)	9.4	(197.1)	(14.4)	2.7	(199.4)
Balance at September 30, 2015(1)	$(240.7)	$(567.0)	$(14.4)	$8.9	$(813.2)

Balance at December 31, 2015	$(266.0)	$(564.0)	$1.7	$8.3	$(820.0)
Other comprehensive income (loss) before reclassifications	(3.6)	19.4	(15.4)	(19.4)	(19.0)
Less: amounts reclassified from accumulated other comprehensive income (loss)	9.2	(46.0)	—	16.9	(19.9)
Net current period other comprehensive income (loss)	5.6	(26.6)	(15.4)	(2.5)	(38.9)
Balance at September 30, 2016(1)	$(260.4)	$(590.6)	$(13.7)	$5.8	$(858.9)

(1)

The ending balance in AOCI includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $(31.4) million as of September 30, 2016 and $8.7 million as of September 30, 2015.

The following table provides detail of amounts reclassified from accumulated other comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016 (1)	2015 (1)	2016 (1)	2015 (1)	Location of Amount Reclassified from AOCI
Defined benefit pension plans and other post-employment benefits:
Prior service costs	$0.4	$0.3	$1.0	$0.7	(2)
Actuarial losses	(3.0)	(2.9)	(8.4)	(8.7)	(2)
Total pre-tax amount	(2.6)	(2.6)	(7.4)	(8.0)
Tax (expense) benefit	(3.0)	0.7	(1.8)	2.0
Net of tax	(5.6)	(1.9)	(9.2)	(6.0)
Reclassifications from cumulative translation adjustment:
Charges related to Venezuelan subsidiaries	—	—	46.0	—	(4)
Net gains (losses) on cash flow hedging derivatives:
Foreign currency forward contracts	(1.1)	3.0	(0.9)	6.7	(3) Other income, net
Interest rate and currency swaps	(0.2)	22.8	(24.2)	32.8	(3) Various
Treasury locks	—	—	0.1	0.1	(3) Interest expense
Total pre-tax amount	(1.3)	25.8	(25.0)	39.6
Tax (expense) benefit	0.3	(8.0)	8.1	(12.2)
Net of tax	(1.0)	17.8	(16.9)	27.4
Total reclassifications for the period	$(6.6)	$15.9	$19.9	$21.4

(1)	Amounts in parenthesis indicate changes to earnings (loss).
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

Note 18 Other Income, net

The following table provides details of other income, net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Interest income	$2.6	$2.8	$9.6	$9.3
Net foreign exchange transaction gains	0.6	0.4	4.7	3.0
Bank fee expense	(1.3)	(1.8)	(4.2)	(4.2)
Net gain/(loss) on disposals of business and property and equipment	0.2	(0.2)	(1.3)	3.6
Other, net	(0.9)	4.3	(3.1)	6.7
Other income, net	$1.2	$5.5	$5.7	$18.4

Note 19 Net Earnings Per Common Share

The following table shows the calculation of basic and diluted net earnings per common share under the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Basic Net Earnings Per Common Share:
Numerator
Net earnings available to common stockholders	$163.3	$86.6	$315.3	$211.9
Distributed and allocated undistributed net loss to non-vested restricted stockholders	(1.2)	(0.6)	(2.2)	(1.5)
Distributed and allocated undistributed net earnings to common stockholders	162.1	86.0	313.1	210.4
Distributed net earnings - dividends paid to common stockholders	(31.3)	(26.1)	(88.0)	(80.6)
Allocation of undistributed net earnings to common stockholders	$130.8	$59.9	$225.1	$129.8
Denominator
Weighted average number of common shares outstanding - basic	194.1	202.9	195.0	206.7
Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.16	$0.13	$0.45	$0.39
Allocated undistributed net earnings to common stockholders	0.68	0.30	1.15	0.63
Basic net earnings per common share:(1)	$0.84	$0.43	$1.60	$1.02
Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$162.1	$86.0	$313.1	$210.4
Add: Allocated undistributed net earnings to unvested restricted stockholders	1.1	0.5	1.7	1.0
Less: Undistributed net earnings (loss) reallocated to non-vested restricted stockholders	(1.1)	(0.5)	(1.7)	(1.0)
Net earnings available to common stockholders - diluted	$162.1	$86.0	$313.1	$210.4
Denominator
Weighted average number of common shares outstanding - basic	194.1	202.9	195.0	206.7
Effect of contingently issuable shares	1.0	1.4	0.9	1.3
Effect of unvested restricted stock units	0.9	0.7	0.9	0.7
Weighted average number of common shares outstanding - diluted under two-class	196.0	205.0	196.8	208.7
Effect of unvested restricted stock - participating security	0.7	0.8	0.7	0.8
Weighted average number of common shares outstanding - diluted under treasury stock	196.7	205.8	197.5	209.5
Diluted net earnings per common share(1)	$0.83	$0.42	$1.59	$1.01

(1)

The Company early adopted ASU 2016-09 on a prospective basis, related to the recognition of excess tax benefits to the income statement which were previously recorded in additional paid-in capital, effective January 1, 2016. This resulted in an additional 377,130 and 370,090 diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 2016, respectively,  and recognition of excess tax benefits of $1.8  million and $12.4 million in income tax provision for the three and nine months ended September 30, 2016, respectively. As a result, net earnings per common share increased by $0.01 per share and $0.06 per share for the three and nine months ended September 30, 2016, respectively. Refer to Note 2, “Recently Issued Accounting Standards” of the notes to the condensed consolidated financial statements for further details.

Note 20 Subsequent Events

On October 17, 2016, Sealed Air announced a plan to pursue the tax-free spin-off of its Diversey Care division and the food hygiene and cleaning business within its Food Care division (together “New Diversey”). The tax-free spin-off would create two independent companies, New Sealed Air (the remaining Sealed Air business) and New Diversey, each with an enhanced strategic focus, simplified operating structure, distinct investment identity and strong financial profile.

Under the spin-off plan, if effectuated, Sealed Air’s shareholders would own 100% of the common stock of New Diversey following completion of the spin-off. The spin-off company would be led by Dr. Ilham Kadri, currently President of Diversey Care. The transaction is expected to be completed in the second half of 2017, subject to completion of the Company’s tax basis analysis and final approval by Sealed Air’s Board of Directors, as well as satisfaction of customary conditions, including the effectiveness of appropriate filings with the U.S. Securities and Exchange Commission (“SEC”), and it is intended to qualify as a tax-free distribution to Sealed Air shareholders for U.S. federal income tax purposes. Sealed Air anticipates filing a Form 10 relating to the transaction with the SEC as early as the first quarter of 2017.

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

Recent Events and Trends

Agreement with SC Johnson & Son

Diversey Care division has reached a mutual agreement with SC Johnson & Son (“SCJ”) to end the existing business relating to Sealed Air’s distribution of SCJ-branded products to the professional market under the existing Brand License Agreement (“BLA”). The companies agreed that the BLA will expire on May 2, 2017, with the exception of Australia, New Zealand, Argentina, Chile, Czech Republic and Poland, where the BLA expires on January 1, 2017. Both companies are committed to maintaining a continuous supply of SCJ-branded products to customers under the BLA.  The Company is actively engaged in efforts to replace the business lost due to the expiration of the BLA, including developing new partnerships, expanding existing relationships and growing the Diversey brand into new channels, however, failure to replace this business could result in a negative impact to the results of operations for the Diversey Care segment

Tax-free spin off of Diversey

On October 17, 2016, Sealed Air announced a plan to pursue the tax-free spin-off of its Diversey Care division and the food hygiene and cleaning business within its Food Care division (together “New Diversey”). The tax-free spin-off would create two independent companies, New Sealed Air (the remaining Sealed Air business) and New Diversey, each with an enhanced strategic focus, simplified operating structure, distinct investment identity and strong financial profile.

Under the tax-free spin-off plan, if effectuated, Sealed Air’s shareholders would own 100% of the common stock of New Diversey following completion of the tax-free spin-off. The spin-off company will be led by Dr. Ilham Kadri, currently President of Diversey Care. The transaction is expected to be completed in the second half of 2017, subject to completion of the Company’s tax basis analysis and final approval by Sealed Air’s Board of Directors, as well as satisfaction of customary conditions, including the effectiveness of appropriate filings with the U.S. Securities and Exchange Commission (“SEC”), and is intended to qualify as a tax-free distribution to Sealed Air shareholders for U.S. federal income tax purposes. Sealed Air anticipates filing a Form 10 relating to the transaction with the SEC as early as the first quarter of 2017.

Outlook

Looking ahead into the fourth quarter of 2016, we expect favorable volume trends to continue to increase in North America and Europe on strong protein production, demand in e-Commerce and fulfillment and new customer wins, which are expected to be partially offset by volume declines in Australia on low slaughter rates, and continued weakness in the Middle East and Latin America. Overall, we expect favorable price/cost spread in all regions except North America based on the timing of raw material pass-through costs.

Highlights of Financial Performance

Below are the highlights of our financial performance for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(In millions, except per share amounts)	2016	2015	Change	2016	2015	Change
Net sales	$1,716.6	$1,746.2	(1.7)%	$5,034.2	$5,277.6	(4.6)%
Gross profit	$640.0	$636.6	0.5%	$1,890.7	$1,950.0	(3.0)%
As a % of net sales	37.3%	36.5%		37.6%	36.9%
Operating profit	$224.9	$176.2	27.6%	$615.1	$566.8	8.5%
As a % of net sales	13.1%	10.1%		12.2%	10.7%
Net earnings available to common stockholders	$163.3	$86.6	88.6%	$315.3	$211.9	48.8%
Net earnings per common share - basic	$0.84	$0.43	96.3%	$1.60	$1.02	57.6%
Net earnings per common share - diluted	$0.83	$0.42	98.6%	$1.59	$1.01	57.8%
Weighted average number of common shares outstanding:
Basic	194.1	202.9		195.0	206.7
Diluted	196.7	205.8		197.5	209.5
Non-U.S. GAAP Adjusted EBITDA(1)	$303.9	$300.0	1.3%	$852.6	$891.8	(4.4)%
Non-U.S. GAAP Adjusted EPS (2)	$0.71	$0.70	1.4%	$1.91	$1.84	4.0%

(1)	See Note 4, “Segments” for a reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings.
(2)	See “Diluted Net Earnings per Common Share” for a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP adjusted EPS.

Diluted Net Earnings per Common Share

The following table presents a reconciliation of our U.S. GAAP EPS to non-U.S. GAAP adjusted EPS.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Net		Net		Net		Net
(In millions, except per share data)	Earnings	EPS	Earnings	EPS	Earnings	EPS	Earnings	EPS
U.S. GAAP net earnings and EPS available to common stockholders (1)	$163.3	$0.83	$86.6	$0.42	$315.3	$1.59	$211.9	$1.01
Special items(2)	(24.2)	(0.12)	56.6	0.28	61.5	0.32	173.1	0.83
Non-U.S. GAAP adjusted net earnings and adjusted EPS available to common stockholders	$139.1	$0.71	$143.2	$0.70	$376.8	$1.91	$385.0	$1.84
Weighted average number of common shares outstanding - Diluted		196.7		205.8		197.5		209.5

(1)	Net earnings per common share are calculated under the two-class method.

(2)	Special items include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2016	2015	2016	2015
Special Items:
Restructuring and other charges(1)	$(1.6)	$(38.4)	$(3.2)	$(68.0)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(6.0)	(13.0)	(17.3)	(32.2)
SARs	0.3	0.4	0.1	(4.1)
Foreign currency exchange loss related to Venezuelan subsidiaries	(0.4)	(1.0)	(3.2)	(30.7)
Charges related to ceasing operations in Venezuela(1)	—	—	(52.1)	—
Loss on debt redemption and refinancing activities	(0.1)	0.6	(0.1)	(110.7)
Gain (loss) on sale of North American foam trays and absorbent pads business and European food trays business	—	(0.5)	(1.6)	28.7
(Loss) gain related to the sale of other businesses, investments and property, plant and equipment	0.6	0.2	(1.5)	9.0
Other special items(2)	(0.9)	1.3	(0.7)	(0.4)
Pre-tax impact of special items	(8.1)	(50.4)	(79.6)	(208.4)
Tax impact of special items and tax special items(3)	32.3	(6.2)	18.1	35.3
Net impact of special items	$24.2	$(56.6)	$(61.5)	$(173.1)
Weighted average number of common shares outstanding - Diluted	196.7	205.8	197.5	209.5
Earnings per share impact from special items	$0.12	$(0.28)	$(0.32)	$(0.83)

(1)

Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country.  Refer to Note 1 of the Condensed Consolidated Statement of Operations for further details.

(2)

Other special items for the three and nine months ended September 30, 2016 primarily included a reduction in a non-income tax reserve following the completion of a governmental audit partially offset by legal fees associated with restructuring and acquisitions. Other special items for the three and nine months ended September 30, 2015 primarily included legal fees associated with restructuring and acquisitions.

(3)

For the three and nine months ended September 30, 2016, the special tax items including the release of certain tax reserves recorded at the time of the Diversey Holdings, Inc. acquisition, for which the statute of limitations had expired. For the three and nine months ended September 30, 2015, the special tax items including the release of certain tax reserves recorded at the time of the Diversey Holdings, Inc. acquisition, for which the statute of limitations had expired and the Grace settlement.

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2016	2015	2016	2015
U.S. GAAP Earnings before income tax provision	$172.8	$126.0	$408.1	$300.2
Pre-tax impact of special items	(8.1)	(50.4)	(79.6)	(208.4)
Non-U.S. GAAP Adjusted Earnings before income tax provision	$180.9	$176.4	$487.7	$508.6

U.S. GAAP Income tax (benefit) provision	$9.5	$39.4	$92.8	$88.3
Tax impact of special items	32.3	(6.2)	18.1	35.3
Non-U.S. GAAP Adjusted Income tax (benefit) provision	$41.8	$33.2	$110.9	$123.6

U.S. GAAP Effective income tax rate	5.5%	31.3%	22.7%	29.4%
Non-U.S. GAAP Adjusted income tax rate	23.1%	18.8%	22.7%	24.3%

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

The following table presents the approximate favorable or (unfavorable) impact foreign currency translation had on some of our Condensed Consolidated Financial Results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Net sales	$(30.5)	$(229.6)	$(202.3)	$(574.1)
Cost of sales	$21.0	$151.2	$134.2	$365.6
Selling, general and administrative expenses	$6.1	$45.4	$39.5	$128.0
Net earnings	$(2.2)	$(13.7)	$(14.8)	$(42.9)
Adjusted EBITDA	$(4.3)	$(39.3)	$(31.0)	$(95.8)

Net Sales by Geographic Region

Net sales by geographic region for the three and nine months ended September 30, 2016 and 2015 as follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(In millions)	2016	2015	Change	2016	2015	Change
North America	$738.3	$726.4	1.6%	$2,122.6	$2,202.5	(3.6)%
As a % of net sales	43.0%	41.6%		42.2%	41.7%
EMEA(1)	570.7	605.9	(5.8)%	1,725.7	1,803.8	(4.4)%
As a % of net sales	33.2%	34.7%		34.3%	34.2%
Latin America	161.1	165.8	(2.8)%	466.1	524.7	(11.1)%
As a % of net sales	9.4%	9.5%		9.3%	9.9%
APAC(2)	246.5	248.1	(0.7)%	719.8	746.6	(3.6)%
As a % of net sales	14.4%	14.2%		14.3%	14.1%
Total	$1,716.6	$1,746.2	(1.7)%	$5,034.2	$5,277.6	(4.6)%

(1)	EMEA = Europe, Middle East and Africa
(2)	APAC = Asia, Australia, New Zealand, Japan and Korea

The following tables present the components of the change in net sales by geographic region for the three and nine months ended September 30, 2016 compared with 2015.  We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

Three Months Ended September 30, 2016 (In millions)	North America		EMEA		Latin America		APAC		Total
2015 net sales	$726.4		$605.9		$165.8		$248.1		$1,746.2

Volume-Units	27.3	3.8%	(7.5)	(1.2)%	(10.2)	(6.2)%	(8.9)	(3.6)%	0.7	—%
Price/mix(1)	(15.7)	(2.2)%	4.8	0.8%	24.7	14.9%	1.2	0.5%	15.0	0.9%
Divestiture	—	—%	(14.7)	(2.4)%	—	—%	—	—%	(14.7)	(0.8)%
Total constant dollar change (Non-U.S. GAAP)	11.6	1.6%	(17.4)	(2.8)%	14.5	8.7%	(7.7)	(3.1)%	1.0	0.1%
Foreign currency translation	0.3	—%	(17.8)	(3.0)%	(19.2)	(11.6)%	6.1	2.5%	(30.6)	(1.8)%
Total change (U.S. GAAP)	11.9	1.6%	(35.2)	(5.8)%	(4.7)	(2.9)%	(1.6)	(0.6)%	(29.6)	(1.7)%

2016 net sales	$738.3		$570.7		$161.1		$246.5		$1,716.6

Nine Months Ended September 30, 2016 (In millions)	North America		EMEA		Latin America		APAC		Total
2015 net sales	$2,202.5		$1,803.8		$524.7		$746.6		$5,277.6

Volume-Units	43.1	2.0%	15.1	0.8%	(27.0)	(5.1)%	(7.5)	(1.0)%	23.7	0.4%
Price/mix(1)	(60.8)	(2.8)%	16.6	0.9%	72.7	13.9%	3.4	0.5%	31.9	0.6%
Divestiture	(52.9)	(2.4)%	(43.7)	(2.4)%	—	—%	—	—%	(96.6)	(1.8)%
Total constant dollar change (Non-U.S. GAAP)	(70.6)	(3.2)%	(12.0)	(0.7)%	45.7	8.8%	(4.1)	(0.5)%	(41.0)	(0.8)%
Foreign currency translation	(9.3)	(0.4)%	(66.1)	(3.8)%	(104.3)	(19.9)%	(22.7)	(3.1)%	(202.4)	(3.8)%
Total change (U.S. GAAP)	(79.9)	(3.6)%	(78.1)	(4.5)%	(58.6)	(11.1)%	(26.8)	(3.6)%	(243.4)	(4.6)%

2016 net sales	$2,122.6		$1,725.7		$466.1		$719.8		$5,034.2

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

Net Sales by Segment

The following table presents net sales by our segment reporting structure:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(In millions)	2016	2015	Change	2016	2015	Change
Net Sales:
Food Care	$814.6	$836.4	(2.6)%	$2,381.6	$2,562.8	(7.1)%
As a % of Total Company net sales	47.5%	47.9%		47.3%	48.6%
Diversey Care	497.4	501.8	(0.8)%	1,470.7	1,504.7	(2.3)%
As a % of Total Company net sales	29.0%	28.7%		29.2%	28.5%
Product Care(1)	388.6	389.3	(0.2)%	1,130.0	1,153.1	(2.0)%
As a % of Total Company net sales	22.6%	22.3%		22.4%	21.8%
Other(1)	16.0	18.7	(14.4)%	51.9	57.0	(8.9)%
Total Company	$1,716.6	$1,746.2	(1.7)%	$5,034.2	$5,277.6	(4.6)%

(1)

As of January 1, 2016, our Kevothermal business was moved from Other to our Product Care Segment. This resulted in a reclassification of $4.6 million of net sales for the three months ended September 30, 2015 and $10.3 million of net sales for the nine months ended September 30, 2015.

Components of Change in Net Sales by Segment

The following tables present the components of change in net sales by our segment reporting structure for the three and nine months ended September 30, 2016 compared with September 30, 2015.  We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

Three Months Ended September 30, 2016 (In millions)	Food Care		Diversey Care		Product Care		Other		Total Company
2015 Net Sales	$836.4		$501.8		$389.3		$18.7		$1,746.2

Volume - Units	(0.6)	(0.1)%	(6.5)	(1.3)%	10.1	2.6%	(2.3)	(12.3)%	0.7	—%
Price/mix(1)	10.5	1.3%	13.8	2.8%	(9.0)	(2.3)%	(0.3)	(1.6)%	15.0	0.9%
Divestiture	(14.7)	(1.8)%	—	—%	—	—%	—	—%	(14.7)	(0.8)%
Total constant dollar change (Non-U.S. GAAP)	(4.8)	(0.6)%	7.3	1.5%	1.1	0.3%	(2.6)	(13.9)%	1.0	0.1%
Foreign currency translation	(17.0)	(2.0)%	(11.7)	(2.3)%	(1.8)	(0.5)%	(0.1)	(0.5)%	(30.6)	(1.8)%
Total change (U.S. GAAP)	(21.8)	(2.6)%	(4.4)	(0.8)%	(0.7)	(0.2)%	(2.7)	(14.4)%	(29.6)	(1.7)%

2016 Net Sales	$814.6		$497.4		$388.6		$16.0		$1,716.6

Nine Months Ended September 30, 2016 (In millions)	Food Care		Diversey Care		Product Care		Other		Total Company

2015 Net Sales	$2,562.8		$1,504.7		$1,153.1		$57.0		$5,277.6

Volume - Units	17.8	0.7%	(5.2)	(0.3)%	15.3	1.3%	(4.2)	(7.4)%	23.7	0.4%
Price/mix(1)	20.1	0.8%	32.2	2.1%	(21.2)	(1.8)%	0.8	1.3%	31.9	0.6%
Divestiture	(96.6)	(3.8)%	—	—%	—	—%	—	—%	(96.6)	(1.8)%
Total constant dollar change (Non- U.S. GAAP)	(58.7)	(2.3)%	27.0	1.8%	(5.9)	(0.5)%	(3.4)	(6.1)%	(41.0)	(0.8)%
Foreign currency translation	(122.5)	(4.8)%	(61.0)	(4.1)%	(17.2)	(1.5)%	(1.7)	(2.8)%	(202.4)	(3.8)%
Total change (U.S. GAAP)	(181.2)	(7.1)%	(34.0)	(2.3)%	(23.1)	(2.0)%	(5.1)	(8.9)%	(243.4)	(4.6)%

2016 Net Sales	$2,381.6		$1,470.7		$1,130.0		$51.9		$5,034.2

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

Food Care

Three Months Ended September 30, 2016 Compared With the Same Period of 2015

As reported, net sales decreased $22 million, or 3%, in 2016 compared with 2015, of which $17 million was due to negative currency impact. On a constant dollar basis, net sales decreased $5 million, or 1%, in 2016 compared with 2015 primarily due to the following:

•	the divestiture of the European food trays businesses of $15 million; and
•

the impact of lower unit volumes of $1 million, reflecting an increase in North America and EMEA on strong demand of protein packaging, more than offset by lower unit volumes in Latin America reflecting continued economic uncertainty and social and political instability, as well as APAC which was negatively impacted by historically low slaughter rates in Australia.

These were partially offset by:

•

favorable price/mix of $11 million, reflecting an increase in Latin America and EMEA, due primarily to pricing initiatives implemented to offset currency devaluation, which were partially offset by unfavorable price/mix in North America primarily attributable to the timing of formula pricing adjustments at key customers.

Nine Months Ended September 30, 2016 Compared With the Same Period of 2015

As reported, net sales decreased $181 million, or 7%, in 2016 compared to 2015, of which $123 million was due to negative currency impact. On a constant dollar basis, net sales decreased $59 million, or 2%, in 2016 compared with 2015 primarily due to the following:

•	the divestiture of the North American foam trays and absorbent pads and European food trays businesses of $97 million.

This was partially offset by:

•

favorable price/mix of $20 million, reflecting an increase in Latin America, EMEA and APAC, primarily due to pricing initiatives implemented to offset currency devaluation, a favorable mix of new higher margin products and the implementation of value-added pricing initiatives and non-material inflationary costs, which was partially offset by unfavorable price/mix in North America primarily attributable to the timing of formula pricing adjustments at key customers; and

•

higher unit volumes of $18 million, reflecting an increase in North America and EMEA due to strong demand within our core product portfolio, adoption of new products and increased market penetration of advanced packaging solutions, partially offset by lower unit volumes in Latin America which were negatively impacted by general political and economic conditions, primarily in Venezuela and Brazil.

Diversey Care

Three Months Ended September 30, 2016 Compared With the Same Period of 2015

As reported, net sales decreased $4 million, or 1%, in 2016 as compared to 2015, of which $12 million was due to negative currency impact. On a constant dollar basis, net sales increased $7 million, or 2%, in 2016 compared with 2015 primarily due to the following:

•	favorable price/mix of $14 million across all regions.

This was partially offset by:

•

lower unit volumes of $7 million, reflecting primarily lower unit volumes in EMEA and Latin America due to current economic conditions and declines in the hospitality sector. These were partially offset by higher unit volumes in APAC due to increased sales driven by new customers and innovation sales and strong demand from distributors in North America along with continued growth in our facility management, retail and healthcare portfolio of products.

Nine Months Ended September 30, 2016 Compared With the Same Period of 2015

As reported, net sales decreased $34 million, or 2%, in 2016 as compared to 2015, of which $61 million was due to negative currency impact. On a constant dollar basis, net sales increased $27 million, or 2%, in 2016 compared with 2015 primarily due to the following:

•	favorable price/mix of $32 million across all regions.

This was partially offset by:

•

lower unit volumes of $7 million, reflecting primarily lower unit volumes in Middle East and Africa (“MEA”) and Latin America due to current economic conditions and declines in the hospitality sector. These were partially offset by higher unit volumes in APAC and Europe due to increased sales driven by strong demand from distributors in North America along with new customers and innovation sales in our facility management, retail and healthcare verticles.

Product Care

Three Months Ended September 30, 2016 Compared With the Same Period of 2015

As reported, net sales decreased $1 million, or less than 1%, in 2016 as compared to 2015, of which $2 million was due to negative currency impact. On a constant dollar basis, net sales increased $1 million, or less than 1%, in 2016 compared with 2015 primarily due to the following:

•

higher unit volumes of $10 million, primarily in North America due to ongoing strength in the e-Commerce and third party logistics markets, partially offset by rationalization efforts, declines in EMEA and Latin America due to economic and political environment, and weakness in the industrial sectors.

This was partially offset by:

•	unfavorable price/mix of $9 million primarily related to the increase of e-Commerce volumes in North America.

Nine Months Ended September 30, 2016 Compared With the Same Period of 2015

As reported, net sales decreased $23 million, or 2%, in 2016 as compared to 2015, of which $17 million was due to negative currency impact. On a constant dollar basis, net sales decreased $6 million, or 1%, in 2016 compared with 2015 primarily due to the following:

•	unfavorable price/mix of $21 million primarily related to North America.

This was partially offset by:

•

higher unit volumes of $15 million, primarily in EMEA and North America due to ongoing strength in the e-Commerce and third party logistics markets, partially offset by Latin America due to economic environment, rationalization efforts and weakness in the industrial sectors.

Cost of Sales

Cost of sales for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(In millions)	2016	2015	Change	2016	2015	Change
Net sales	$1,716.6	$1,746.2	(1.7)%	$5,034.2	$5,277.6	(4.6)%
Cost of sales	1,076.6	1,109.6	(3.0)%	3,143.5	3,327.6	(5.5)%
As a % of net sales	62.7%	63.5%		62.4%	63.1%

Three Months Ended September 30, 2016 Compared With the Same Period of 2015

As reported, cost of sales decreased by $33 million, or 3%, in 2016 as compared to 2015. Cost of sales was impacted by favorable foreign currency translation of $21 million. On a constant dollar basis, cost of sales decreased $9 million, or 1%, primarily due to the divestiture of the European food trays business of $13 million, and to a lesser extent, non-material inflation.

Nine Months Ended September 30, 2016 Compared With the Same Period of 2015

As reported, costs of sales decreased $184 million, or 6%, in 2016 as compared to 2015. Cost of sales was impacted by favorable foreign currency translation of $135 million. On a constant dollar basis, cost of sales decreased $41 million, or 1%, primarily due to the divestiture of the North American foam trays and absorbent pads business and European food trays business of $76 million and a $7 million reimbursement of previously incurred environmental expenses, offset by an increase of $41 million in expenses representing higher non-material manufacturing and direct costs, partially offset by restructuring savings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the three and nine months ended September 30, 2016 and 2015 are included in the table below.

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(In millions)	2016	2015	Change	2016	2015	Change
Selling, general and administrative expenses	$390.3	$400.6	(2.6)%	$1,199.8	$1,243.7	(3.5)%
As a % of net sales	22.7%	22.9%		23.8%	23.6%

Three Months Ended September 30, 2016 Compared With the Same Period of 2015

As reported, SG&A expenses decreased $10 million, or 3%, in 2016 as compared to 2015. SG&A expenses were impacted by favorable foreign currency translation of $6 million. On a constant dollar basis, SG&A expenses decreased by $4 million, or 1%, which was primarily due to restructuring savings and lower incentive-based compensation, which more than offset salary inflation.

Nine Months Ended September 30, 2016 Compared With the Same Period of 2015

As reported, SG&A expenses decreased $44 million, or 4%, in 2016 as compared to 2015. SG&A expenses were impacted by favorable foreign currency translation of $40 million. On a constant dollar basis, SG&A expenses were decreased by $4 million, or less than 1%, which was primarily due restructuring savings and lower incentive-based compensation, which more than offset salary inflation.

Amortization Expense of Intangible Assets Acquired

Amortization expense of intangible assets acquired for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(In millions)	2016	2015	Change	2016	2015	Change
Amortization expense of intangible assets acquired	$23.5	$21.8	7.8%	$72.4	$67.4	7.4%
As a % of net sales	1.4%	1.2%		1.4%	1.3%

The increase in amortization expense of intangibles for the three months ended September 30, 2016 was primarily related to increases in capitalized software due to the rollout of an ERP system.  The increase in amortization expense of intangibles for the nine months ended September 30, 2016 was primarily as a result of the accelerated amortization of customer relationships in Venezuela of $4.3 million as well as increases in capitalized software due to the rollout of an ERP system.

Restructuring Activities

See Note 9, “Restructuring and Relocation Activities,” for additional details regarding each of the Company’s restructuring programs discussed below, restructuring plan’s accrual, spending and other activity for the three and nine months ended September 30, 2016.

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

The combined programs are estimated to generate incremental cost savings of $100 million to $110 million per annum by the end of 2019, compared with the savings run rate achieved by the end of 2015, of which approximately $40 million is expected to be achieved in 2016.

For the three and nine months ended September 30, 2016, the Program generated cost savings of $10 million and $35 million, respectively, primarily in selling, general and administration expenses.

Additionally, the Program is expected to generate one-time cash and benefits of approximately $70 million from the sale of certain assets, state and local incentives in connection with the relocation of the Company’s headquarters and reductions in working capital. Through September 30, 2016, we had generated $30 million in cash related to the sale of our facility located in Racine, Wisconsin.

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

Interest expense for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended			Nine Months Ended
	September 30,		2016 vs. 2015	September 30,		2016 vs. 2015
(In millions)	2016	2015	Change	2016	2015	Change
Interest expense on our various debt instruments:
Term Loan A due July 2017	1.4	6.5	(5.1)	3.9	20.0	(16.1)
Term Loan A due July 2019 (October 2016 prior to refinance)	7.7	1.1	6.6	22.1	3.3	18.8
Revolving credit facility due July 2019 (October 2016 prior to refinance)	0.6	0.6	—	1.8	1.8	—
6.50% Senior Notes due December 2020	6.8	7.0	(0.2)	20.8	21.0	(0.2)
8.375% Senior Notes due September 2021	—	—	—	—	30.4	(30.4)
4.875% Senior Notes due December 2022	5.4	5.3	0	16.1	16.0	0.1
5.25% Senior Notes due April 2023	5.8	5.7	0.1	17.3	17.2	0.1
4.50% Senior Notes due September 2023	5.3	5.0	0.3	15.5	5.9	9.6
5.125% Senior Notes due December 2024	5.6	5.6	—	16.7	16.7	—
5.50% Senior Notes due September 2025	5.5	5.6	(0.1)	16.7	6.5	10.2
6.875% Senior Notes due July 2033	7.8	7.7	0.1	23.3	23.2	0.1
Other interest expense	4.3	5.7	(1.4)	14.8	14.3	0.5
Less: capitalized interest	(3.4)	(1.0)	(2.4)	(7.2)	(4.0)	(3.2)
Total	$52.8	$54.8	$(2.0)	$161.8	$172.3	$(10.5)

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

Income Taxes

Our effective income tax rate for the three months ended September 30, 2016 was 5.5% and for the nine months ended September 30, 2016 was 22.7%. The lower effective tax rate reflects a tax benefit of $2 million and $12 million, or $0.01 and $0.06 per diluted share for the three and nine months ended September 30, 2016, respectively, representing excess tax benefits from share-based payment awards recorded in income tax provision resulting from the Company's early adoption of ASU 2016-09, effective January 1, 2016. Refer to Note 2, “Recently Issued Accounting Standards” of the notes to the condensed consolidated financial statements for further details. Our effective income tax rate also benefited from releases of unrecognized tax benefits of $42 million in the third quarter of 2016, primarily related to positions recorded at the time of the Diversey acquisition, due to the expiration of the statute of limitations. The Company recorded additional net discrete expense of $8 million in the third quarter of 2016 primarily related to a $19 million increase in valuation allowance against expiring foreign tax credits and a $3 million increase in the deferred tax liability on unremitted earnings, which were partially offset by a favorable $15 million return to provision adjustment primarily related to foreign tax credits.

Our effective income tax rate for the three months ended September 30, 2015 was 31.3% and for the nine months ended September 30, 2015 was 29.4%. However, the effective income tax rate for the nine months ended September 30, 2015 was negatively impacted by foreign currency exchange losses related to Venezuelan subsidiaries of approximately $31 million for which the Company will receive no tax benefits. As this loss was driven by the Company’s change to an alternative foreign exchange market, the tax impact of this loss was treated as a discrete item in the second quarter of 2015. In the third quarter of 2015, the Company recorded a net discrete income tax benefit of $15 million related to return to provision adjustments and the recognition of foreign tax credits. In addition, the Company recorded a discrete income tax expense of $17 million from changes to its unrecognized tax benefits including a new reserve related to the Settlement payment, and releases of certain reserves recorded at the time of the Diversey acquisition, due to the expiration of the statute of limitations. Together, these items did not have a material impact on the tax expense for the three or nine months ended September 30, 2015. Our effective income tax rate depends on the realization of our deferred tax assets, net of our valuation allowances. We have deferred tax assets related to other accruals not yet deductible for tax purposes, foreign tax credits, U.S. and foreign net operating loss carry forwards and investment tax allowances, employee benefit items, and other items.

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

Net Earnings Available to Common Stockholders

Net earnings available to common stockholders for the three and nine months ended September 30, 2016 and 2015 are included in the table below.

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(In millions)	2016	2015	Change	2016	2015	Change
Net earnings available to common stockholders	$163.3	$86.6	88.6%	$315.3	$211.9	48.8%

Three Months Ended September 30, 2016 Compared With the Same Period of 2015

For the three months ended September 30, 2016, net income was favorably impacted by $32 million of tax special items, primarily reflecting the release of certain tax reserves related to Diversey prior to acquisition, for which the statute of limitations had expired.  This was offset by expense special items primarily related to restructuring and other restructuring associated costs of $8 million ($6 million, net of taxes), and foreign currency exchange losses related to our Venezuelan subsidiaries of $1 million ($1 million, net of taxes).  For the three months ended September 30, 2015, net income was negatively impacted by special charges primarily reflecting restructuring and other restructuring associated costs of $52 million ($42 million, net of taxes) and $15 million of tax special items which were primarily attributable to a tax reserve recorded in relation to the tax refund received on the Settlement agreement, partially offset by the release of certain tax reserves recorded at the time of the Diversey Holdings, Inc. acquisition for which the statute of limitations has expired.

Nine Months Ended September 30, 2016 Compared With the Same Period of 2015

For the nine months ended September 30, 2016, net income was favorably impacted by $18 million of tax special items, primarily reflecting the release of certain tax reserves related to Diversey prior to acquisition, for which the statute of limitations had expired, offset by an increase in valuation allowances against expiring foreign tax credits and increases in unrecognized tax benefits.  Net income for the nine months ended September 30, 2016 was negatively impacted by charges related ceasing operations in Venezuela of $52 million ($49 million, net of taxes), restructuring and other restructuring associated costs related to our restructuring programs of $21 million ($16 million, net of taxes), foreign currency exchange losses related to our Venezuelan subsidiaries of $3 million ($3 million, net of taxes), and additional loss from the sale of our European food trays business and other divestitures of $2 million ($2 million, net of taxes). For the nine months ended September 30, 2015, this amount primarily includes loss on debt redemption and refinancing activities of $111 million ($72 million, net of taxes), restructuring and other restructuring associated costs of $100 million ($77 million, net of taxes), foreign currency exchange losses related to Venezuelan subsidiaries of $31 million ($31 million, net of taxes) and $15 million related to tax reserves, which included a tax reserve recorded in relation to the tax refund received on the Settlement agreement, which was partially offset by the release of certain tax reserves recorded at the time of the Diversey Holdings, Inc. acquisition for which the statute of limitations has expired. These amounts were partially offset by the gain on the sale of our North American foam trays and absorbent pads business of $29 million ($19 million, net of taxes).

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

See Note 4, “Segments,” for the reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings and other segment details.

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(In millions)	2016	2015	Change	2016	2015	Change
Food Care	$172.5	$168.4	2.4%	$483.1	$532.6	(9.3)%
Adjusted EBITDA Margin	21.2%	20.1%		20.3%	20.8%
Diversey Care	64.6	66.4	(2.7)%	187.1	176.5	6.0%
Adjusted EBITDA Margin	13.0%	13.2%		12.7%	11.7%
Product Care(1)	88.2	81.9	7.7%	244.1	237.9	2.6%
Adjusted EBITDA Margin	22.7%	21.0%		21.6%	20.6%
Other(1)	(21.4)	(16.7)	28.1%	(61.7)	(55.2)	11.8%
Non-U.S. GAAP Total Company Adjusted EBITDA	$303.9	$300.0	1.3%	$852.6	$891.8	(4.4)%
Adjusted EBITDA Margin	17.7%	17.2%		16.9%	16.9%

(1)

As of January 1, 2016, our Kevothermal business was moved from Other to our Product Care Segment. This resulted in a reclassification of $0.9 million of adjusted EBITDA for the three months ended September 30, 2015 and $2.3 million of adjusted EBITDA for the nine months ended September 30, 2015.

The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment in the three and nine months ended September 30, 2016 as compared with the prior period.

Food Care

Three Months Ended September 30, 2016 Compared With the Same Period of 2015

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $4 million. On a reported and constant dollar basis, Adjusted EBITDA increased $8 million, or 5%, in 2016 compared with the same period in 2015 primarily due to the impact of:

•	favorable price/mix and margin expansion of $13 million; and
•	restructuring savings of $6 million.

These were partially offset by:

•	the effect of the divestiture of the European food trays business of $3 million; and
•	higher non-material manufacturing expenses of $9 million, including salary and wage inflation.

Nine Months Ended September 30, 2016 Compared With the Same Period of 2015

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $ 26 million. On a reported and constant dollar basis, Adjusted EBITDA decreased $24 million, or 5%, in 2016 compared with the same period in 2015 primarily due to the impact of:

•	higher expenses of $34 million including non-material manufacturing expenses and salary and wage inflation;
•	the effect of the divestitures of the North American foam trays and absorbent pads business and the European food trays business of $20 million; and
•	increase in selling and administrative expense of $6 million primarily due to salary and wage inflation.

These were partially offset by:

•	restructuring savings of $15 million
•

favorable price/cost spread of $10 million primarily reflecting pricing initiatives implemented to offset currency devaluation, which were partially offset by unfavorable price/mix in North America primarily attributable to the timing of formula pricing adjustments at key customers; and

•	positive volume trends of $10 million primarily reflecting improving protein trends and adoption of our advanced product portfolio.

Diversey Care

Three Months Ended September 30, 2016 Compared With the Same Period of 2015

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $1 million. On a reported and constant dollar basis, Adjusted EBITDA decreased $1 million, or 2%, in 2016 compared with the same period in 2015 primarily due to the impact of:

•	increase in selling and administrative expense of $8 million primarily due to salary and wage inflation and targeted investments in marketing and research and development; and
•	the impact of lower volumes of $4 million.

These were partially offset by:

•	favorable price/mix and margin of $8 million; and
•	restructuring savings of $3 million.

Nine Months Ended September 30, 2016 Compared With the Same Period of 2015

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $6 million. On a reported and constant dollar basis, Adjusted EBITDA increased $16 million, or 9% in 2016 compared with the same period in 2015 primarily due to the impact of:

•	favorable price/mix and margin expansion spread of $20 million;
•	restructuring savings of $12 million; and
•	a $6 million reimbursement of previously incurred environmental expenses.

These were partially offset by:

•	higher expense of $18 million primarily related to non-material inflation and targeted investments in research and development; and
•	the impact of lower volumes of $4 million.

Product Care

Three Months Ended September 30, 2016 Compared With the Same Period of 2015

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $1 million. On a reported and constant dollar basis, Adjusted EBITDA increased $6 million, or 8%, in 2016 compared with the same period in 2015 primarily as a result of positive volume trends of $4 million, reflecting strength in e-Commerce and fulfillment, with the remaining $2 million representing restructuring savings and favorable price/cost spread.

Nine Months Ended September 30, 2016 Compared With the Same Period of 2015

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $3 million. On a reported and constant dollar basis, Adjusted EBITDA increased $9 million, or 4%, in 2016 compared with the same period in 2015 primarily as a result of:

•	positive volume trends of $6 million; and
•	restructuring savings of $3 million.

Other

Three Months Ended September 30, 2016 Compared With the Same Period of 2015

Adjusted EBITDA, decreased $5 million on a reported basis and $6 million on a constant dollar basis in 2016 compared with the same period in 2015, which was primarily due to salary and wage inflation and a reduction of costs capitalized related to the implementation of an ERP system.

Nine Months Ended September 30, 2016 Compared With the Same Period of 2015

Adjusted EBITDA, decreased $7 million on a reported basis and $10 million on a constant dollar basis in 2016 compared with the same period in 2015, which was primarily due to higher expenses of $13 million, primarily related to a reduction of costs capitalized related to the implementation of an ERP system and salary and wage inflation, which were partially offset by $3 million of restructuring savings.

Reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP Net Earnings Available to Common Stockholders

See Note 4, “Segments,” for other segment details. The following table shows the reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP net earnings available to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Total Company Adjusted EBITDA	$303.9	$300.0	$852.6	$891.8
Depreciation and amortization (1)(3)	(70.2)	(68.7)	(208.0)	(211.1)
Special items:
Accelerated depreciation of non-strategic assets related to restructuring programs	—	(0.1)	0.1	0.2
Accelerated depreciation and amortization of fixed assets and intangible assets for Venezuelan subsidiaries(1)	—	—	4.8	—
Restructuring and other charges(1)(4)	(1.6)	(38.4)	(3.2)	(68.0)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(6.0)	(13.0)	(17.3)	(32.2)
SARs	0.3	0.4	0.1	(4.1)
Foreign currency exchange (loss) gains related to Venezuelan subsidiaries	(0.4)	(1.0)	(3.2)	(30.7)
Charges related to ceasing operations in Venezuela(1)	—	—	(52.1)	—
Loss on debt redemption and refinancing activities	(0.1)	0.6	(0.1)	(110.7)
(Loss) gain on sale of North American foam trays and absorbent pads business and European food trays business	—	(0.5)	(1.6)	28.7
Gain (loss) related to the sale of other businesses, investments and property, plant and equipment	0.6	0.2	(1.5)	9.0
Other special items(2)	(0.9)	1.3	(0.7)	(0.4)
Interest expense	(52.8)	(54.8)	(161.8)	(172.3)
Income tax provision	9.5	39.4	92.8	88.3
Net earnings available to common stockholders	$163.3	$86.6	$315.3	$211.9

(1)

Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country.  Refer to Note 1 of the Condensed Consolidated Statement of Operations for further details.

(2)

Other special items for the three and nine months ended September 30, 2016 primarily included a reduction in a non-income tax reserve following the completion of a governmental audit partially offset by legal fees associated with restructuring and acquisitions. Other special items for the three and nine months ended September 30, 2015 primarily included legal fees associated with restructuring and acquisitions.

(3)	Depreciation and amortization by segment, including share-based incentive compensation, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Food Care	$25.7	$26.6	$75.9	$81.8
Diversey Care	23.9	25.7	71.9	77.0
Product Care	9.7	9.3	28.6	28.8
Other	10.9	7.1	31.6	23.5
Total Company depreciation and amortization(1)	$70.2	$68.7	$208.0	$211.1

(1)

Includes share-based incentive compensation of $15.6 million and $46.8 million for the three and nine months ended September 30, 2016 and $15.9 million and $49.1 million for the three and nine months ended September 30, 2015, respectively.

(4)	Restructuring and other charges by our segment reporting structure were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Food Care	$0.8	$15.4	$1.5	$29.5
Diversey Care	0.4	16.0	0.9	25.5
Product Care	0.3	6.7	0.7	12.6
Other	0.1	0.3	0.1	0.4
Total Company restructuring and other charges(1)	$1.6	$38.4	$3.2	$68.0

(1)	For the nine months ended September 30, 2016, restructuring and other charges excludes $0.3 million related to severance and termination benefits for employees in our Venezuelan subsidiaries.

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

As of September 30, 2016, we had cash and cash equivalents of $333 million, of which approximately $306 million, or approximately 92%, was located outside of the U.S. As of September 30, 2016, there were certain foreign government regulations restricting transfers on $22 million of the cash located outside of the U.S. As of September 30, 2016, our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends.

Cash and Cash Equivalents

The following table summarizes our accumulated cash and cash equivalents:

	September 30,	December 31,
(In millions)	2016	2015
Cash and cash equivalents	$332.8	$358.4

See “Analysis of Historical Cash Flows” below.

Accounts Receivable Securitization Programs

At September 30, 2016, we had $184 million available to us under the U.S. and European programs of which we had $183 million outstanding as of September 30, 2016. At December 31, 2015, we had $192 million available to us under the programs of which we had $144 million outstanding at December 31, 2015.  See Note 8, “Accounts Receivable Securitization Programs,” for information concerning these programs.

Lines of Credit

We have a $700 million revolving credit facility. During the first nine months of 2016, we utilized borrowings under this facility and had outstanding borrowings of $30 million at September 30, 2016 and no outstanding borrowings at December 31, 2015.  See Note 10, “Debt and Credit Facilities,” for further details.

There was $119 million and $98 million outstanding under various lines of credit extended to our subsidiaries at September 30, 2016 and December 31, 2015, respectively.  See Note 10, “Debt and Credit Facilities,” for further details.

Covenants

At September 30, 2016, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 10, “Debt and Credit Facilities.”

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

These credit ratings are considered to be below investment grade (with the exception of the Baa3 and BBB- Senior Secured Credit Facility Rating from Moody’s Investor Services and Standard & Poor’s, respectively, which are classified as investment grade). If our credit ratings are downgraded, there could be a negative impact on our ability to access capital markets and borrowing costs could increase. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Outstanding Indebtedness

At September 30, 2016 and December 31, 2015, our total debt outstanding consisted of the amounts set forth in the following table.

	September 30,	December 31,
(In millions)	2016	2015
Short-term borrowings	$332.2	$241.9
Current portion of long-term debt	328.6	46.6
Total current debt	660.8	288.5
Total long-term debt, less current portion(1)(2)	4,000.7	4,266.8
Total debt	$4,661.5	$4,555.3

(1)

As of January 1, 2016, we have adopted ASU 2015-03 and ASU 2015-15 with retrospective application. This resulted in a reclassification from other non-current assets to long-term for debt issuance costs. Refer to Note 2, “Recently Issued Accounting Standards” of the notes to condensed consolidated financial statements for further details.

(2)	Amounts are net of unamortized discounts and debt issuance costs of $33 million as September 30, 2016 and $36 million as of December 31, 2015.

See Note 10, “Debt and Credit Facilities,” for further details.

Analysis of Historical Cash Flow

The following table shows the changes in our Condensed Consolidated Statement of Cash Flows in the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30,
(In millions)	2016	2015(1)
Net cash provided by operating activities	$470.5	$700.9
Net cash used in investing activities	(230.7)	(7.8)
Net cash used in financing activities	(249.5)	(640.3)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(15.9)	(55.4)

(1)

For the nine months ended September 30, 2015, certain amounts related to foreign currency gains and losses and the settlement of foreign currency forward contracts were misclassified. Additional revisions were made to the Condensed Consolidated Balance Sheets for the nine months ended September 30, 2015. As a result, corresponding changes were made on the Condensed Consolidated Statement of Cash Flows. See Note 1 “Organization and Basis of Presentation” under the heading “Reclassifications and Revisions” for further discussion of the revisions.

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30,
(In millions)	2016	2015	Change
Cash flow provided by operating activities	$470.5	$700.9	$(230.4)
Capital expenditures	(190.2)	(112.3)	(77.9)
Free cash flow(1)	$280.3	$588.6	$(308.3)

(1)	Free cash flow was $353 million in 2015 excluding the tax refund received of $235 million in connection with the Settlement agreement.

Net Cash Provided by Operating Activities

Nine Months Ended September 30, 2016

Net cash provided by operating activities of $470 million in the nine months ended September 30, 2016 was primarily attributable to:

•

$315 million of net earnings, which included $310 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for depreciation and amortization, share-based incentive compensation expenses, and the reclassification of the cumulative translation adjustment related to the Company’s decision to cease its operations in Venezuela.

These were partially offset by:

•

$136 million of changes in other liabilities and assets. This activity primarily reflects the timing of certain annual incentive compensation payments, changes in restructuring liabilities as well as an increase in leased assets; and

•

$19 million of changes in operating assets and liabilities, primarily reflecting an increase in trade receivables and inventory partially offset by an increase in accounts payable. This activity reflects the timing of inventory purchases and the related payments of cash and the seasonality of sales and collections.

Nine Months Ended September 30, 2015

Net cash provided by operating activities of $701 million in the nine months ended September 30, 2015 was primarily attributable to:

•

$353 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for depreciation and amortization, share-based incentive compensation expenses and loss on debt redemption and financing activities;

•	$235 million tax refund related to the Settlement agreement payment; and
•	$212 million of net earnings.

These were partially offset by a net cash use of $99 million in changes in operating assets and liabilities, primarily reflecting:

•	a planned increase to inventories to ensure customer service levels were maintained ahead of go-live of an ERP system;
•	an increase in trade receivables reflecting seasonality of sales and collections;
•	an increase other liabilities, primarily due to the payment of incentive compensation; and
•	an increase in accounts payable due to an increase in payment terms.

Net Cash Used in Investing Activities

Nine Months Ended September 30, 2016

Net cash used in investing activities of $231 million in the nine months ended September 30, 2016 primarily consisted of the following:

•	capital expenditures of $190 million;
•	$43 million related to settlements of foreign currency forward contracts; and
•	$6 million related to business acquisitions.

These were partially offset by:

•	$8 million related to net proceeds in the sale of business and property and equipment.

Nine Months Ended September 30, 2015

Net cash used in investing activities of $8 million in the nine months ended September 30, 2015 primarily consisted of the following:

•	$112 million of capital expenditures related to capacity expansions to support growth in net sales; and
•	$25 million related to a business acquisitions.

These factors were partially offset by:

•	$76 million of proceeds from the sale of North America foam and tray pads business;
•	$30 million proceeds from the sale of our facility located in Racine, Wisconsin. See Note 9, “Restructuring and Relocation Activities” for further discussion on the sale of the Racine facility; and
•	$22 million related to settlements of foreign currency forward contracts.

Net Cash Used in Financing Activities

Nine Months Ended September 30, 2016

Net cash used in financing activities of $250 million in the nine months ended September 30, 2016 was primarily due to the following:

•	repurchases of common stock of $217 million;
•	payments of quarterly dividends of $90 million;

•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $23 million; and
•	payments of Term Loan A of $13 million.

These factors were partially offset by:

•	increases in short-term borrowings under our revolving credit facility, local lines of credit and accounts receivable securitization programs of $86 million; and
•	proceeds received from the settlement of cross currency swaps of $6 million.

Nine Months Ended September 30, 2015

Net cash used in financing activities of $640 million in the nine months ended September 30, 2015 was primarily due to the following:

•	repayment of $750 million of 8.375% senior notes due 2021;
•	repurchases of common stock of $686 million;
•	payments on debt extinguishment of $108 million; and
•	payment of quarterly dividends of $81 million.

These factors were partially offset by:

•	proceeds from the issuance of $400 million of 5.50% senior notes due 2025;
•	proceeds from the issuance of €400 million of 4.50% senior notes due 2023;
•	net proceeds from borrowings under our accounts receivable securitization program of $71 million;
•	net proceeds from borrowing under out revolving credit facility of $67 million; and
•	increase in short-term borrowings under local lines of credit of $12 million.

Changes in Working Capital

	September 30,	December 31,
(In millions)	2016	2015	Change
Working capital (current assets less current liabilities)	$92.3	$408.5	$(316.2)
Current ratio (current assets divided by current liabilities)	1.0x	1.2x
Quick ratio (current assets, less inventories divided by current liabilities)	0.7x	0.9x

The $316 million, or 77%, decrease in working capital reflected:

•	an increase in inventory to support higher anticipated sales in the fourth quarter;
•	an increase in prepaid expenses and other current assets due to an increase in accounts receivables held as collateral under the securitization program;
•	an increase in trade receivables consistent with higher net sales in the end of the third quarter; and
•	a decrease in other current liabilities primarily reflecting the payment of performance-based compensation and profit sharing previously accrued.

These were partially offset by:

•	an increase in short-term borrowings and decrease in cash to support the increase in working capital, capital expenditures, share repurchases, and dividends; and
•	an increase in accounts payable consistent with the increase in inventories and continuing initiatives for longer payment terms.

Changes in Stockholders’ Equity

The $26 million, or 5%, increase in stockholders’ equity in the nine months ended September 30, 2016 was primarily due to the following:

•	net earnings of $315 million;
•	increase of $44 million in additional paid in capital due primarily to stock-based incentive compensation; and
•	a net increase in unrecognized pension items of $6 million.

These were partially offset by:

•	dividends paid and accrued on our common stock of $90 million;
•

a net increase in shares held in treasury of $205 million primarily due to the repurchase of common stock into treasury stock of $217 million, $23 million of  withholding taxes paid in shares, partially offset by the transfer of common stock held in treasury of $35 million related to our 2015 profit sharing plan contribution made in the first half of 2016;

•

cumulative translation adjustment of $27 million including the reclassification of $46 million of cumulative translation adjustment into net income during the second quarter of 2016 related to ceasing operations in Venezuela; and

•	unrealized losses on derivative instruments of $18 million.

We repurchased approximately 4.7 million shares of our common stock in the nine months ended September 30, 2016 for $217 million. See Note 16, “Stockholders’ Equity,” for further details.

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

Foreign Currency Forward Contracts

At September 30, 2016, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.

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

At September 30, 2016, we had no outstanding interest rate collars or options.

The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.

See Note 12, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $84 million in the fair value of the total debt balance at September 30, 2016. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

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

Argentina

Recent economic events in Argentina, including the default on some of its international debt obligations, have exposed us to heightened levels of foreign currency exchange risks. However, as of September 30, 2016, we do not anticipate these events will have a material impact on our 2016 results of operations. For the three and nine months ended September 30, 2016, approximately 2% of our consolidated net sales and operating income were derived from our businesses in Argentina. Also, as of September 30, 2016, our Argentina subsidiaries had a negative cumulative translation adjustment balance of $44 million.

Russia

The U.S. and the European Union (EU) have recently imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities.  Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products.  These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however they may limit the amount of future business the Company does with customers involved in activities in Russia.  As of September 30, 2016, approximately 1% of our consolidated net sales were derived from products sold into Russia. Also, as of September 30, 2016, our Russian subsidiaries had a negative cumulative translation adjustment balance of $50 million.

Greece

Recent economic events in Greece, including missing payment to the International Monetary Fund and the uncertainties relating to the ability of Greece to remain in the European Monetary Union may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of September 30, 2016, we do not anticipate these events will have a material impact on our 2016 results of operations. As of September 30, 2016, less than 1% of our consolidated net sales were derived from products sold into Greece. Also, as of September 30, 2016, our Greece subsidiaries had a negative cumulative translation adjustment balance of $3 million.

Brazil

Recent economic events in Brazil, including the increase in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of September 30, 2016, we do not anticipate these events will have a material impact on our 2016 results of operations. As of September 30, 2016, less than 3% of our consolidated net sales were derived from products sold into Brazil. Also, as of September 30, 2016, our Brazil subsidiaries had a negative cumulative translation adjustment balance of $102 million.

United Kingdom

Recent economic events in United Kingdom, including their intention to exit from the European Union may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of September 30, 2016, we do not anticipate these events will have a material impact on our 2016 results of operations. As of September 30, 2016, less than 5% of our consolidated net sales were derived from products sold into the United Kingdom. Also, as of September 30, 2016, our United Kingdom subsidiaries had a negative cumulative translation adjustment balance of $65 million.

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

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at September 30, 2016 would have caused us to pay approximately $38 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

Our foreign currency forward contracts are described in Note 11, “Derivatives and Hedging Activities,” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference.

Interest Rate and Currency Swaps

In connection with exercising the $100 million delayed draw under the senior secured credit facility, we entered into a series of interest rate and currency swaps in a notional amount of $100 million. On September 30, 2016, the first $20 million swap contract matured and was settled. As a result of the settlement, the Company received $5 million. These swaps convert the U.S dollar-denominated variable rate obligation under the credit facility into a fixed rate Brazilian real-denominated obligation.  The delayed draw and the interest rate and currency swaps are used to fund expansion and general corporate purposes of our Brazilian subsidiaries.

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

The €400 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The fair value of the debt decreased by $1 million as of September 30, 2016 and is reflected in long-term debt on our Condensed Consolidated Balance Sheet.

In March 2015, we entered into a series of cross-currency swaps with a combined notional amount of $425 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The fair value of this hedge as of September 30, 2016 decreased $29 million ($18 million after tax) on our Consolidated Balance Sheet.  Semi-annual interest settlements resulted in AOCI of $10 million ($6 million after tax).

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

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $1 billion at September 30, 2016 and December 31, 2015.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $2 million and $4 million for the three and nine months ended September 30, 2016, respectively.  The provision for the three and nine months ended September 30, 2015 was $1 million and $3 million, respectively. The allowance for doubtful accounts was $24 million at September 30, 2016 and $25 million at December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended  September 30, 2016, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

			Total Number of	Maximum Approximate Dollar
			Shares Purchased as	Value of Shares that May
	Total Number of	Average Price	Part of Announced	Yet be Purchased Under the
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of June 30, 2016				$832,205,549
July 1, 2016 through July 31, 2016	17,269	$—	—	832,205,549
August 1, 2016 through August 31, 2016	2,093,825	46.76	2,091,249	734,417,057
September 1, 2016 through September 30, 2016	1,457,894	46.21	1,454,579	667,205,595
Total	3,568,988	$46.53	3,545,828	$667,205,595

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

	Shares withheld	Average withholding	Forfeitures under
	for tax obligations	price for shares	Omnibus Incentive
Period	and charges	in column “a”	Plan	Total
	(a)	(b)	(c)	(d)
July 2016	8,896	$47.46	8,373	17,269
August 2016	506	46.85	2,070	2,576
September 2016	—	—	3,315	3,315
Total	9,402		13,758	23,160

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

31.1	Certification of Jerome A. Peribere pursuant to Rule 13a-14(a), dated October 31, 2016.
31.2	Certification of Carol P. Lowe pursuant to Rule 13a-14(a), dated October 31, 2016.
32	Certification of Jerome A. Peribere and Carol P. Lowe, pursuant to 18 U.S.C. § 1350, dated October 31, 2016.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: October 31, 2016	By:	/s/ William G. Stiehl
William G. Stiehl
Chief Accounting Officer and Controller