Form 10-K
period 2016-12-31
SEALED AIR CORP/DE
filed 2017-02-15
CIK 1012100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 1-12139

SEALED AIR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0654331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2415 Cascade Pointe Boulevard, Charlotte, North Carolina	28208
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (980)-221-3235

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.10 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8,897,000,000, based on the closing sale price as reported on the New York Stock Exchange.

There were 193,477,077 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of January 31, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, to be held on May 18, 2017, are incorporated by reference into Part II and Part III of this Form  10-K.

SEALED AIR CORPORATION AND SUBSIDIARIES

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, expectations regarding the results of restructuring and other programs, anticipated levels of capital expenditures and expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings.

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

The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: the tax benefits associated with the Settlement agreement (as defined below), global economic and political conditions, changes in our credit ratings, changes in raw material pricing and availability, changes in energy costs, competitive conditions, the success of the separation of the Diversey Care division and food hygiene business, the success of our restructuring activities, currency translation and devaluation effects, the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts, the success of new product offerings, the effects of animal and food-related health issues, pandemics, consumer preferences, environmental matters, regulatory actions and legal matters, and the other information referenced in Part II, Item 1A, “Risk Factors.” Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Non-U.S. GAAP Information

We present financial information that conforms to Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). We also present financial information that does not conform to U.S. GAAP, which we refer to as non-U.S. GAAP, as our management believes it is useful to investors. In addition, non-U.S. GAAP measures are used by management to review and analyze our operating performance and, along with other data, as internal measures for setting annual budgets and forecasts, assessing financial performance, providing guidance and comparing our financial performance with our peers. The non-U.S. GAAP information has limitations as an analytical tool and should not be considered in isolation from or as a substitute for U.S. GAAP information. It does not purport to represent any similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Non-U.S. GAAP financial measures that we present may not be comparable with similarly titled measures used by others. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures. See Note 4, “Segments” of the Notes to Consolidated Financial Statements and our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for reconciliations of our U.S. GAAP financial measures to non-U.S. GAAP.  Information reconciling forward-looking U.S. GAAP measures to non-U.S. GAAP measures is not available without unreasonable effort.

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

Our non-U.S. GAAP financial measures may also be considered in calculations of our performance measures set by the Organization and Compensation Committee of our Board of Directors for purposes of determining incentive compensation. The non-U.S. GAAP financial metrics mentioned above exclude items that we consider to be certain specified items (“Special Items”), such as restructuring charges, charges related to ceasing operations in Venezuela, cash-settled stock appreciation rights (“SARs”) granted as part of the Diversey acquisition, special tax items (“Tax Special Items”) and certain other infrequent or one-time items. We evaluate unusual or Special Items on an individual basis. Our evaluation of whether to exclude an unusual or special item for purposes of determining our non-U.S. GAAP financial measures considers both the quantitative and qualitative aspects of the item, including among other things (i) its nature, (ii) whether or not it relates to our ongoing business operations, and (iii) whether or not we expect it to occur as part of our normal business on a regular basis.

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

We have not provided guidance for the most directly comparable U.S. GAAP financial measures, as they are not available without unreasonable effort due to the high variability, complexity, and low visibility with respect to certain Special Items, including gains and losses on the disposition of businesses, the ultimate outcome of certain legal or tax proceedings, foreign currency gains or losses resulting from the volatile currency market in Venezuela, and other unusual gains and losses.  These items are uncertain, depend on various factors, and could be material to our results computed in accordance with U.S. GAAP.

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

We are a leading global innovator in the applications we serve and we differentiate ourselves through our:

•	extensive global reach, by which we leverage our strengths across our operations in 60 countries to reach customers in 171 countries;
•	approximately 23,000 employees representing industry-leading expertise in package design, sales, service and engineering, hygiene and sanitation solutions, and in food science;
•

leading brands, such as Cryovac® packaging technology, Diversey® and TASKI® brand cleaning and hygiene solutions, including Intellibot® floor cleaning robots, and our Bubble Wrap ® brand cushioning, Jiffy® protective mailers, Instapak® foam-in-place systems and B+ Equipment’s proprietary flagship I-Pack® and e-Cube™ systems;

•	technology leadership with an emphasis on proprietary and patented technologies;
•	total systems offering that includes specialty materials and formulations, equipment systems and services; and
•	solid cash flow generation from premium solutions to meet our customers’ needs, productivity improvements, working capital management and an asset-light business model.

In 2016, our operations generated approximately 62% of our revenue from outside the United States. We generated net sales of $6,778 million, net earnings of $486 million and Adjusted EBITDA of $1,157 million. Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for reconciliation of Non-U.S. GAAP total company adjusted EBITDA to U.S. GAAP net earnings.

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

Scale and Global Reach. We have approximately 23,000 employees globally and are present in 60 countries with a sales and distribution network reaching 171 countries. This scale and reach enables us to meet our customers’ needs as they expand their business on a global basis. We believe our geographic presence, extensive distribution network, and exposure to a variety of end markets help diversify our business, leverage our technology and our total systems solution model and position us to capitalize on growth opportunities in markets around the world.

Diversified Customer Base. Our customers include leading global food and beverage processors, business supply distributors, consumer products manufacturers, hotel operators, retailers, building contractors, educational institutions and health care providers. Our customer base is diverse, with no single customer or affiliated group of customers representing more than 10% of net sales in 2016.

Keen Focus on Innovation. We believe we are a leading innovator in material science, solution formulations, equipment systems, manufacturing technologies, and cleaning and sanitation processes, which deliver automation and productivity enhancements in our customers’ operations. Our solutions are differentiated by proprietary, patented formulations and material technologies, as well as by trade secrets and trademarks. We have a global network of labs with an extensive team of scientists, engineers, designers and application experts.  We invest approximately $140 million in research and development expense and capital expenditures annually. Our research and development strategy is focused on delivering innovative, sustainable solutions that enhance our customers’ operational efficiency and improve profitability.

Highly Integrated with our Customer Base. We install and integrate our equipment into our customers’ facilities and operational processes. We leverage our extensive installed equipment base when innovating new formulations and solutions and partner with customers to train their employees on how to effectively apply our solutions and operate our systems. We believe this provides customer “stickiness” and recurring revenue streams for our Company.

Solid Cash Flow Generation. The stability of our business, combined with the relatively low capital intensity of our operations and our solid working capital management, supports our ability to generate cash flow. We believe we are well positioned to benefit from attractive long-term global growth trends such as an increasing emphasis on food safety and security, health and hygiene, sustainability, cost competitiveness and performance, as well as our own geographic diversity, to drive additional cash flow.

Our Business Strategies

We seek to enhance our position as a leading global provider of innovative packaging and hygiene solutions that our customers use to improve performance, cost competitiveness, sustainability and automation to enhance productivity within their operations by focusing on six strategic priorities:

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

See Note 4, “Segments” of the Notes to Consolidated Financial Statements for further information.

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

The business largely serves perishable food and beverage processors, predominantly in fresh red meat, smoked and processed meats, beverages, poultry and dairy (solids and liquids) markets worldwide, and maintains a leading position in the applications it targets. Solutions are marketed under the Cryovac ® and Diversey® trademarks and under sub-brands such as Cryovac Grip & Tear®, Cryovac® Darfresh®, Cryovac Mirabella®, Simple Steps®, Secure Check®, Enduro Power™ and Optidure™.

Our solutions incorporate equipment systems that are frequently integrated into customers’ operations, along with consumables such as advanced flexible films, absorbent materials and trays, and a variety of pre- and post-sale services. Packaging equipment systems can incorporate various options for loading, filling and dispensing, and will also accommodate certain retort and aseptic processing conditions. Equipment solutions supported include vacuum shrink bag systems, Cryovac®, Flow-Vac® (a U.S. registered trademark of Ulma Packaging Technological Center) wrapping/vacuuming packaging systems, thermoforming, skin, tray/lid and vertical pouch packaging systems. Services include graphic design, printing, training, field quality assurance and remote diagnostics. Facility hygiene solutions include clean-in-place and open plant systems that integrate cleaning chemicals, lubricants, floor care equipment and cleaning and dispensing tools. Also offered are a wide range of value-added services such as application and employee training and auditing of hygiene, water and energy management to improve the operational efficiency of customers’ processes and their cleaning efficacy.

Food Care focuses on providing comprehensive systems which protect our customers’ products while adding value through increasing operational efficiency and reducing waste throughout the entire food and beverage supply chain. Food Care will partner with customers to provide integrated packaging solutions that will consistently deliver food safety, shelf life extension, total cost optimization and innovative packaging formats which will enable our customers to enhance their brands in the marketplace.

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

Diversey Care integrates cleaning chemicals, floor care machines, cleaning tools and equipment, and a wide range of technology driven, value-added services based on extensive expertise, including application and employee training, auditing of hygiene and appearance, food safety services and water and energy management. These solutions address kitchen hygiene, floor care, housekeeping and restroom care, and professional laundry. The product range of Diversey-branded solutions includes fully integrated lines of products and dispensing systems for hard surface cleaning, disinfecting and sanitizing, hand washing, deodorizing, mechanical and manual ware washing, hard surface and carpeted floor cleaning systems, cleaning tools and utensils, and fabric care for professional laundry applications comprising detergents, stain removers, bleaches and a broad range of dispensing equipment for process control and management information systems. Floor care machines are commercialized under the well-established TASKI® brand, including Intellibot® floor cleaning robots.

Diversey Care is focused on leveraging its extensive expertise and integrated, technology-based solutions to expand its global market presence with regional and multinational customers across its five targeted sectors.  Diversey Care retains a solid market position in developed economies where increased urbanization and greater sanitation and hygiene requirements provide meaningful growth opportunities.

On October 17, 2016, Sealed Air announced a plan to pursue the tax-free spin-off of its Diversey Care division and the food hygiene and cleaning business within its Food Care division (together “New Diversey”). The tax-free spin-off would create two independent companies, New Sealed Air (the remaining Sealed Air business) and New Diversey, each with an enhanced strategic focus, simplified operating structure, distinct investment identity and strong financial profile.  As the Company proceeds with that plan, it is also exploring other strategic alternatives, including a potential sale of New Diversey.

Product Care Segment

Sealed Air’s Product Care division resolves the demanding protective and specialty packaging challenges through tailored, practical solutions.  Across a wide range of industries, Product Care applies its packaging expertise globally to maximize performance and efficiency while also reducing the amount of energy and raw materials needed to get valuable assets through the distribution chain safely and securely.

Product Care provides customers with a versatile range of packaging solutions to meet cushioning, void fill, positioning/block-and-bracing, surface protection, retail display, containment and dunnage needs. Solutions are marketed under industry-leading brands that include Bubble Wrap® and AirCap® air cellular packaging, Cryovac® performance shrink films, Shanklin® FloWrap shrink packaging systems, Instapak® polyurethane foam packaging systems, Jiffy® mailers, and Korrvu® suspension. The Company’s acquisition of B+ Equipment includes the flagship I-Pack® system and newly introduced e-Cube™ system, both of which provide intelligent, automated, high-velocity fulfillment. Solutions are sold globally and supported by a network of 29 American Society for Testing and Materials International (“ASTM”) approved Product Care design and testing centers, and one of the industry’s largest sales and service teams.

Today, Product Care solutions are largely sold through business supply distribution that sells to business/industrial end-users representing over 400 SIC codes. Additionally, solutions are sold directly to fabricators, original equipment manufacturers/contract manufacturers, third party logistics partners, e-commerce/fulfillment operations, and at retail centers, where Product Care offers select products for consumer use on a global basis.

Product Care is focused on sustainability, automation, advancements in material science, and ease-of-use interface and features.  It is also focused on expanding its business outside of the United States to further capitalize on the rapidly growing e-Commerce and fulfillment markets.

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

Global Operations

We operate through our subsidiaries and have a presence in the United States and the 59 other countries listed below, enabling us to distribute our products to our customers in 171 countries.

Argentina	Denmark	Ireland	Nigeria	Slovakia	United Arab Emirates
Australia	Dominican Republic	Israel	Norway	Slovenia	United Kingdom
Austria	Egypt	Italy	Pakistan	South Africa	Uruguay
Belgium	Finland	Japan	Peru	South Korea	Vietnam
Brazil	France	Kenya	Philippines	Spain
Canada	Germany	Luxembourg	Poland	Sweden
Chile	Greece	Malaysia	Portugal	Switzerland
China	Guatemala	Mexico	Romania	Taiwan
Colombia	Hungary	Morocco	Russia	Thailand
Costa Rica	India	Netherlands	Saudi Arabia	Turkey
Czech Republic	Indonesia	New Zealand	Singapore	Ukraine

In maintaining our foreign operations, we face risks inherent in these operations, such as currency fluctuations, inflation and political instability. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference. Other risks attendant to our foreign operations are set forth in Part I, Item 1A “Risk Factors,” of this Annual Report on Form 10-K, which information is incorporated herein by reference. Information on the impact of currency exchange on our Consolidated Financial Statements appears in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information showing net sales and total long-lived assets by geographic region for each of the two years ended December 31, 2016 appears in Note 4, “Segments,” which information is incorporated herein by reference. We maintain programs to comply with the various laws, rules and regulations related to the protection of the environment that we may be subject to in the many countries in which we operate. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Environmental Matters.”

Employees

As of December 31, 2016, we had approximately 23,000 employees worldwide. Approximately 7,000 of these employees were in the U.S., with approximately 110 of these employees covered by collective bargaining agreements. Of the approximately 16,000 employees who were outside the U.S., approximately 8,600 were covered by collective bargaining agreements. Collective bargaining agreements related to 9% of our employees, primarily outside the U.S., will expire within the next year and we will be engaged in negotiations to attain new agreements.  Many of the covered employees are represented by works councils or industrial boards, as is customary in the jurisdictions in which they are employed. We believe that our employee relations are satisfactory.

Marketing, Distribution and Customers

At December 31, 2016, we employed approximately 6,900 sales, marketing and customer service personnel throughout the world who sell and market our products to and through a large number of distributors, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, foodservice businesses, supermarket retailers, lodging, retail, pharmaceutical companies, healthcare facilities, medical device manufacturers, and other manufacturers.

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

We have no material long-term contracts for the distribution of our products. In 2016, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales.

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

Our Product Care products compete with similar products made by other manufacturers and with a number of other packaging materials that customers use to provide protection against damage to their products during shipment and storage. Among the competitive materials are various forms of paper packaging products, expanded plastics, corrugated die cuts, strapping, envelopes, reinforced bags, boxes and other containers, and various corrugated materials, as well as various types of molded foam plastics, fabricated foam plastics, mechanical shock mounts, wood blocking and bracing systems, and a portfolio of automated packaging and fulfillment systems. We believe that we are one of the leading suppliers of air cellular cushioning materials containing a barrier layer, inflatable packaging, suspension and retention packaging, shrink films for industrial and commercial applications, protective mailers, polyethylene foam and polyurethane foam packaging systems in the principal geographic areas in which we sell these products.  Additionally, due to internal technology development investments and the acquisition of B+ Equipment in 2015, we are a leader in automated void reduction systems technology and automated mailer technology.

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

Research and Development Activities

We maintain a continuing effort to develop new products and improve our existing products and processes, including developing new packaging, chemical formulations and equipment, and related applications, using our intellectual property. From time to time, we also license or acquire technology developed by others. Our research and development projects rely on our technical capabilities in the areas of food science, materials science, chemistry and chemical engineering, package design and equipment engineering. Our research and development expense was $131 million in 2016, $129 million in 2015 and $135 million in 2014.

Our research and development activities are focused on end-use application. As a result, we operate:

•	two food science laboratories located in the U.S. and Italy;
•	five research and development laboratories focused on the development of cleaning and sanitation formulations, which are located in the U.S., Germany, the Netherlands, India and Brazil; and
•

nine equipment design centers in the U.S., Germany, Switzerland, Italy and the Netherlands that focus on equipment and parts design and innovation to support the development of comprehensive systems solutions.

Patents and Trademarks

We are the owner or licensee of an aggregate of over approximately 3,900 U.S. and foreign patents and patent applications, as well as an aggregate of approximately 10,200 United States and foreign trademark registrations and trademark applications that relate to many of our products, manufacturing processes and equipment. We believe that our patents and trademarks collectively provide a competitive advantage. We file annually an average of approximately 160 U.S. and foreign patent applications and approximately 120 U.S. and foreign trademark applications. None of our reportable segments is dependent upon any single patent or trademark alone. Rather, we believe that our success depends primarily on our sales and service, marketing, engineering and manufacturing skills and on our ongoing research and development efforts. We believe that the expiration or unenforceability of any of our patents, applications, licenses or trademark registrations would not be material to our business or consolidated financial condition.

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

In some jurisdictions in which our packaging products are sold or used, laws and regulations have been adopted or proposed that seek to regulate, among other things, minimum levels of recycled or reprocessed content and, more generally, the sale or disposal of packaging materials. We maintain programs designed to comply with these laws and regulations and to monitor their evolution. Various federal, state, local and foreign laws and regulations regulate some of our products and require us to register certain products and comply with specified requirements. In the U.S., we must register our sanitizing and disinfecting products with the U.S. Environmental Protection Agency (“EPA”). We are also subject to various federal, state, local and foreign laws and regulations that regulate products manufactured and sold by us for controlling microbial growth on humans, animals and processed foods. In the U.S., these requirements are generally administered by the U.S. Food and Drug Administration (“FDA”). To date, the cost of complying with product registration requirements and FDA compliance has not had a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

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

We operate in 60 countries, and our products are distributed in those countries as well as in other parts of the world. A large portion of our manufacturing operations are located outside of the U.S. and a majority of our net sales are generated outside of the U.S.   These operations, particularly in developing regions, are subject to various risks that may not be present or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those areas.

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

•	changes in laws and regulations, including the laws and policies of the U.S. affecting trade and foreign investment;
•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;
•	variations in protection of intellectual property and other legal rights;
•	more expansive legal rights of foreign unions or works councils;
•	changes in labor conditions and difficulties in staffing and managing international operations;
•	import and export delays caused, for example, by an extended strike at the port of entry, could cause a delay in our supply chain operations;
•	social plans that prohibit or increase the cost of certain restructuring actions;

•	the potential for nationalization of enterprises or facilities; and
•	unsettled political conditions and possible terrorist attacks against U.S. or other interests.

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

Approximately 62% of our net sales in 2016 were generated outside the United States. We translate sales and other results denominated in foreign currency into U.S. dollars for our Consolidated Financial Statements.  As a result, the Company is exposed to currency fluctuations both in receiving cash from its international operations and in translating its financial results back to U.S. dollars.  During periods of a strengthening U.S. dollar, our reported international sales and net earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.  The Company cannot predict the effects of exchange rate fluctuations on its future operating results. As exchange rates vary, the Company's results of operations and profitability may be harmed.  While we use financial instruments to hedge certain foreign currency exposures, this does not insulate us completely from foreign currency effects and exposes us to counterparty credit risk for non-performance. See Note 12, “Derivatives and Hedging Activities” of the Notes to Consolidated Financial Statements. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may harm the Company's results of operations.

In all jurisdictions in which we operate, we are also subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the U.S. and may limit our ability to convert foreign currency cash flows into U.S. dollars.

We have recognized foreign exchange gains and losses related to the currency devaluations in Venezuela and its designation as a highly inflationary economy under U.S. GAAP. See Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements under the section “Impact of Inflation and Currency Fluctuation— Venezuela.”

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

Our ability to make scheduled payments on time or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2016, we had $1.226 billion of borrowings under our senior secured credit facilities at variable interest rates. A 1/8% increase or decrease in the assumed interest rates on the senior secured credit facilities would result in a $1.5 million increase or decrease in annual interest expense. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

A significant deferred tax asset is our foreign tax credit carryforwards. The benefit from the amount carried forward may depend upon many factors, including the jurisdictional mix of our anticipated future earnings. A reduction in our anticipated U.S. earnings, or an unfavorable mix of domestic versus foreign-sourced U.S earnings may change our foreign tax credit position which could result in a significant increase in our effective tax rate and could have a material adverse effect on our consolidated results of operations in the periods in which any such condition occurs. In addition, changes in statutory tax rates or other legislation or regulation may change our deferred tax assets or liability balances, with either favorable or unfavorable impacts on our effective tax rate.

We may not achieve all of the expected benefits from our restructuring program.

We have implemented a number of restructuring programs in the last few years.These programs include various cost savings and reorganization initiatives, including the relocation of our corporate headquarters to Charlotte, North Carolina, the consolidation of certain facilities and the reduction of headcount. We have made certain assumptions in estimating the anticipated savings we expect to achieve under such programs, which include the estimated savings from the elimination of certain headcount and the consolidation of facilities. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from these programs is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unsuccessful in implementing these programs or if we do not achieve our expected results, our consolidated results of operations and cash flows could be adversely affected or our business operations could be disrupted.

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

As of December 31, 2016, implementations have been substantially completed for our operations in North America, South America, Australia/New Zealand, and Europe, with the exception of Turkey and Russia.  More simplified implementations are scheduled to be completed in 2017 for Singapore, Philippines, Indonesia and Malaysia.

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

From November 2004, the Company and specified subsidiaries were named as defendants in a number of cases, including a number of putative class actions, brought in Canada as a result of Grace’s alleged marketing, manufacturing or distributing of asbestos or asbestos containing products in Canada prior to the Cryovac transaction in 1998. Grace agreed to defend and indemnify us and our subsidiaries in these cases. A global settlement of these Canadian claims to be funded by Grace has been approved by the Canadian court, and the Plan provides for payment of these claims. We do not have any positive obligations under the Canadian settlement, but we are a beneficiary of the release of claims. The release in favor of the Grace parties (including us) became operative upon the effective date of a plan of reorganization in Grace’s United States Chapter 11 bankruptcy proceeding. As filed, the Plan contemplates that the claims released under the Canadian settlement will be subject to injunctions under Section 524(g) of the Bankruptcy Code. As indicated above, the Bankruptcy Court entered the Bankruptcy Court Confirmation Order on January 31, 2011 and the Clarifying Order on February 15, 2011 and the District Court entered the Original District Court Confirmation Order on January 30, 2012 and the Amended District Court Confirmation Order on June 11, 2012. The Canadian Court issued an Order on April 8, 2011 recognizing and giving full effect to the Bankruptcy Court’s Confirmation Order in all provinces and territories of Canada in accordance with the Bankruptcy Court Confirmation Order’s terms. As described above, the Plan became effective on February 3, 2014.  In accordance with an order of the Canadian court, on the Effective Date the actions became permanently stayed until they were amended to remove the Grace parties as named defendants. Two actions were dismissed by the Manitoba court as against the Grace parties on February 19, 2014.  The remaining actions were either dismissed or discontinued with prejudice by the Canadian courts as against the Grace parties in May and June 2015, but for two actions in the Province of Quebec, which were discontinued by order of the Quebec court in February 2016.  Notwithstanding the foregoing, and although we believe the possibility to be remote, if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify us and our subsidiaries in these cases, then we could be required to pay damages, which we cannot estimate at this time. For further information concerning these matters, see Note 17, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

The U.S. Internal Revenue Service (the “IRS”) has indicated that it intends to disallow our deduction of the approximately $1.49 billion for the payments made pursuant to the Settlement agreement (as defined in Note 17, “Commitments and Contingencies”).

We are currently under examination by the IRS with respect to the deduction of the approximately $1.49 billion for the 2014 taxable year for the payments made pursuant to the Settlement agreement. The IRS has indicated that it intends to disallow this deduction in full. We strongly disagree with the IRS position and are protesting this finding with the Office of Appeals of the IRS. The resolution of the IRS's challenge could take several years and the outcome cannot be predicted. Nevertheless, we believe that we have meritorious defenses for the deduction of the payments made pursuant to the Settlement agreement. If the IRS's disallowance of the deduction were sustained, in whole or in part, we would have to remit all or a portion of the refund of taxes previously received, which, in turn, could have a material adverse effect on our consolidated financial condition and results of operations. For further information concerning this matter, see Note 17, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

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

Approximately 62% of our net sales in 2016 were generated outside the United States. We translate sales and other results denominated in foreign currency into U.S. dollars for our Consolidated Financial Statements. During periods of a strengthening U.S. dollar, our reported international sales and net earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

Also, while we often produce in the same geographic markets as our products are sold, expenses are more concentrated in the U.S. than sales, so that in a time of strengthening of the U.S. dollar, our profit margins could be reduced. While we use financial instruments to hedge certain foreign currency exposures, this does not insulate us completely from foreign currency effects and exposes us to counterparty credit risk for non-performance. See Note 12, “Derivatives and Hedging Activities” of the Notes to Consolidated Financial Statements.

We have recognized foreign exchange gains and losses related to the currency devaluations in Venezuela and its designation as a highly inflationary economy under U.S. GAAP. See Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements under the section “Impact of Inflation and Currency Fluctuation— Venezuela.”

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

For example, under Section 1502 of the Dodd-Frank Act, the SEC has adopted additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the rules include tin, tantalum, tungsten and gold, commonly referred to as “3TG.” Our suppliers may use some or all of these materials in their production processes. The SEC's rules require us to perform due diligence on our suppliers. Global supply chains can have multiple layers, thus the costs of complying with these requirements could be substantial. These requirements may also reduce the number of suppliers who provide conflict free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Compliance costs and the unavailability of raw materials could have a material adverse effect on our consolidated results of operations.

As another example, the Affordable Care Act (the “ACA”), which was adopted in 2010 and is being phased in over several years, significantly affects the provision of both healthcare services and benefits in the U.S.; the ACA may impact our cost of providing our employees and retirees with health insurance and/or benefits, and may also impact various other aspects of our business. We provide benefits to our employees which are competitive within the industries in which we operate. The ACA did not have a material impact on our consolidated financial position or results of operations in 2016, 2015 or 2014; however, we are continuing to assess the impact of the ACA on our healthcare benefit costs. The regulatory environment is still developing, and the potential exists for future legislation and regulations to be adopted. These developments, as well as the increasingly strict regulatory environment, may also adversely affect the customers to which, and the markets into which, we sell our products, and increase our costs and otherwise negatively affect our business, consolidated financial condition or results of operations, including in ways that cannot yet be foreseen.

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

As a result of previous acquisitions, including Diversey, we recorded a significant amount of goodwill and other identifiable intangible assets and we may never realize the full carrying value of these assets.

As a result of certain acquisitions, including the acquisition of Diversey, we recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies.

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

It is uncertain we will be able to fully replace the business we lose once the agreement with S.C. Johnson & Son, Inc. (“SCJ”) expires later this year.

In October 2016 we announced a mutual agreement to end the existing business relating to Diversey’s distribution of SCJ branded products to the professional market, effective May 2, 2017 (with the exception of Australia, New Zealand, Argentina, Chile, Czech Republic and Poland, which ended on January 1, 2017).  Although the loss of this business will have a negative impact on results of operations near term, we are actively working to replace our SCJ sales and to develop new products to replace the SCJ products. It is uncertain when and if we will be able to fully replace this lost business, which could also negatively impact our future results of operations.

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

Cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, consolidated financial condition and results of operations.

We are subject to an increasing number of information technology vulnerabilities, threats and targeted computer crimes which pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of our networks or systems, could result in the loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could materially adversely affect our business, consolidated financial condition and results of operations. While we attempt to mitigate these risks, our systems, networks, products, solutions and services remain potentially vulnerable to advanced and persistent threats.

We also maintain and have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer controls. Despite our efforts to protect such sensitive, confidential or personal data or information, our facilities and systems and those of our customers and third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our business, consolidated financial condition and results of operations.

Risks Relating to our Proposed Spin-off or Sale of our Diversey Care Division and the Food Hygiene and Cleaning Business within our Food Care Division (“New Diversey”)

We previously announced a plan to pursue a tax-free spin-off or sale of New Diversey. Any spin-off or sale would be contingent upon the satisfaction of a number of conditions, will require significant time and attention of our management and may have an adverse effect on our consolidated financial condition or results of operations, even if it is not completed.

We announced a plan to pursue a tax-free spin-off or sale of New Diversey. Any spin-off or sale will be subject to various conditions and may be affected by unanticipated developments or changes in market conditions. Completion of a spin-off or sale will be contingent upon several factors, including, but not limited to, authorization and approval of our board of directors, receipt of governmental and regulatory approvals of the transactions contemplated by the spin-off or sale, execution of intercompany agreements, and, in the case of a spin-off, confirmation of the tax-free status of the spin-off and the effectiveness of a registration statement with the SEC. For these and other reasons, a spin-off or sale of New Diversey may not be completed during 2017, if at all.

Even if we do not complete a spin-off or sale of New Diversey, our ongoing businesses may be adversely affected, and we may be subject to certain risks and consequences, including, but not limited to, the following:

•	execution of any proposed spin-off or sale will require significant time and attention from management, which may postpone the execution of other initiatives that may have been beneficial to us;
•

we will be required to pay certain costs and expenses relating to any proposed spin-off or sale process, such as legal, accounting and other professional fees, whether or not a spin-off or sale is completed; and

•	we may experience negative reactions from the financial markets if we fail to complete a spin-off or sale of New Diversey.

We may be unable to achieve some or all of the benefits that we expect to achieve from any spin-off or sale of New Diversey.

Although we believe that separating New Diversey from the Company will provide financial, operational, managerial and other benefits to us and our stockholders, a spin-off or sale may not provide such results on the scope or scale we anticipate, and we may not realize the assumed benefits of such spin-off or sale. In addition, we will incur one-time costs in connection with a spin-off or sale that may exceed our estimates and negate some of the benefits we expect to achieve. If we do not realize these assumed benefits, we could suffer a material adverse effect on our consolidated financial condition or results of operations.

If any proposed spin-off of New Diversey is completed, the trading price of our common stock may be expected to decline.

We expect the trading price of our common stock immediately following any proposed spin-off to be significantly lower than immediately preceding the spin-off because the trading price of our common stock will no longer reflect the value of New Diversey.

Following any proposed spin-off, the combined market value of the shares of common stock held in the Company and in New Diversey may be less than what the market value of the Company’s common stock would have been had no spin-off occurred.

The common stock of the Company and of any new, independent company that operates New Diversey that you may hold following any proposed spin-off may collectively trade at a price that is less than the price at which the Company’s common stock would have traded had no spin-off occurred. The combined market value of your common stock in the Company and in the new, independent company that operates New Diversey will depend on the future performance of the Company and that new company as separate, independent companies, the nature of the stockholder base of each company, how the market for the Company’s common stock and the common stock of the company operating New Diversey may differ and the prices at which each company’s shares subsequently trade.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We manufacture products in 96 facilities, with 28 of those facilities serving more than one of our business segments and our Medical and Other categories of products. The geographic dispersion of our manufacturing facilities is as follows:

Geographic Region	Number of Manufacturing Facilities
North America	38
Europe, Middle East and Africa ("EMEA")	32
Latin America	10
Asia, Australia and New Zealand ("APAC")	16
Total	96

Manufacturing Facilities by Reportable Segment and Other

Food Care: We produce Food Care products in 47 manufacturing facilities, of which 10 are in North America, 17 in EMEA, 10 in Latin America, 10 in APAC.

Diversey Care: We produce Diversey Care products in 19 manufacturing facilities, of which 6 are in North America, 8 in EMEA, 3 in Latin America, 2 in APAC.

Product Care: We produce Product Care products in 57 manufacturing facilities, of which 27 are in North America, 20 in EMEA, 1 in Latin America, 9 in APAC.

Medical and Other: We produce Medical products in 2 manufacturing facilities, of which 1 is in North America, 1 is in EMEA.

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

We also occupy facilities containing sales, distribution, technical, warehouse or administrative functions at a number of locations in the United States and in many foreign countries. Some of these facilities are located on the manufacturing sites that we own and some of these are leased. Stand-alone facilities of these types are generally leased. Our global headquarters is located in an owned property in Charlotte, North Carolina. For a list of those countries outside of the United States where we have operations, see "Foreign Operations" above. Our website, www.sealedair.com, contains additional information about our worldwide business.

We believe that our manufacturing, warehouse, office and other facilities are well maintained, suitable for their purposes and adequate for our needs.

Item 3.	Legal Proceedings

The information set forth in Note 17, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements under the caption “Cryovac Transaction Commitments and Contingencies” is incorporated herein by reference.

At December 31, 2016, we were a party to, or otherwise involved in, several federal, state and foreign environmental proceedings and private environmental claims for the cleanup of “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and other sites. We may have potential liability for investigation and cleanup of some of these sites. It is our policy to accrue for environmental cleanup costs if it is probable that a liability has been incurred and if we can reasonably estimate an amount or range of costs associated with various alternative remediation strategies, without giving effect to any possible future insurance proceeds. As assessments and cleanups proceed, we review these liabilities periodically and adjust our reserves as additional information becomes available. At December 31, 2016, environmental related reserves were not material to our consolidated financial condition or results of operations. While it is often difficult to estimate potential liabilities and the future impact of environmental matters, based upon the information currently available to us and our experience in dealing with these matters, we believe that our potential future liability with respect to these sites is not material to our consolidated financial condition or results of operations.

We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The information appearing in the table below sets forth the current position or positions held by each of our executive officers, the officer’s age as of January 31, 2017, the year in which the officer was first elected to the position currently held with us or with the former Sealed Air Corporation, now known as Sealed Air Corporation (US) and a wholly-owned subsidiary of the Company, and the year in which such person was first elected an officer. All of our officers serve at the pleasure of the Board of Directors.

There are no family relationships among any of our officers or directors.

Name and Current Position	Age as of January 31, 2017	First Elected to Current Position	First Elected an Officer
Jerome A. Peribere President, Chief Executive Officer and Director	62	2013	2012
Carol P. Lowe Senior Vice President and Chief Financial Officer	51	2012	2012
Emile Z. Chammas Senior Vice President	48	2010	2010
Kenneth P. Chrisman Vice President	52	2014	2014
Karl R. Deily Senior Vice President	59	2006	2006
Ilham Kadri Senior Vice President	48	2013	2013
William G. Stiehl Chief Accounting Officer and Controller	55	2013	2013

Prior to being elected as an officer in August 2014, Mr. Chrisman served in a variety of management positions with the Company, including Global Vice President of Cushioning Solutions, Vice President and General Manager of Global Specialty Foams and Vice President of Customer Equipment.  Mr. Chrisman has been an employee of the Company for 29 years.

Before joining the Company in November 2010, Mr. Chammas was the Vice President, Worldwide Supply Chain, for the Wm. Wrigley Jr. Company, a confectionery company, from October 2008 through October 2010, and prior to that served in management positions of increasing responsibility in supply chain, operations and procurement with the Wm. Wrigley Jr. Company from January 2002 until October 2008.

Prior to joining the Company in January 2013, Dr. Kadri was the General Manager of the Dow Advanced Materials Division, a specialty materials provider in the Middle East and Africa, and the Europe, Middle East and Africa Commercial Director for Dow Water & Process Solutions, a global leader in sustainable separation and purification technology, from January 2010 until December 2012. Dr. Kadri joined Dow in 2009 as a Marketing Director for Dow Coating Materials, following the acquisition of Rohm and Haas, where she served as a Marketing Director for the construction, coatings and industrial division, since 2007.  Dr. Kadri was appointed to the board of directors of the A.O. Smith Corporation in December, 2016.

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

Market Information

Our common stock is listed on the New York Stock Exchange under the trading symbol SEE. The table below shows the quarterly high and low closing sales prices of our common stock and cash dividends per share for 2016 and 2015.

2016	High	Low	Dividend
First Quarter	$48.53	$38.36	$0.13
Second Quarter	52.68	43.55	0.16
Third Quarter	49.41	45.11	0.16
Fourth Quarter	48.84	42.45	0.16

2015	High	Low	Dividend
First Quarter	$48.30	$39.42	$0.13
Second Quarter	52.60	43.80	0.13
Third Quarter	55.40	45.78	0.13
Fourth Quarter	51.70	42.17	0.13

As of January 31, 2017, there were approximately 4,641 holders of record of our common stock.

Dividends

Our Amended Credit Facility and the senior notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock.

The following table shows our total cash dividends paid each year since 2009.

	Total Cash	Total Cash Dividends Paid per
	Dividends Paid	Common Share
	(In millions)
2009	$75.7	$0.48
2010	79.7	0.50
2011	87.4	0.52
2012	100.9	0.52
2013	102.0	0.52
2014	110.9	0.52
2015	106.8	0.52
2016	121.6	0.61
Total	$785.0

The dividend payments discussed above are recorded as reductions to cash and cash equivalents and retained earnings on our Consolidated Balance Sheets. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial condition and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.

Common Stock Performance Comparisons

The following graph shows, for the five years ended December 31, 2016, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2011 in our common stock. The graph compares this return (“SEE”) with that of comparable investments assumed to have been made on the same date in: (a) the Standard & Poor’s 500 Stock Index (“Composite S&P 500”) and (b) a self-constructed peer group (“Peer Group”).

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

Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended December 31, 2016, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

			Total Number of	Maximum Approximate Dollar
			Shares Purchased as	Value of Shares that May
	Total Number of	Average Price	Part of Announced	Yet be Purchased Under the
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of September 30, 2016				$667,205,595
October 1, 2016 through October 31, 2016	158,905	—	—	667,205,595
November 1, 2016 through November 30, 2016	13,036	—	—	667,205,595
December 1, 2016 through December 31, 2016	21,019	—	—	667,205,595
Total	192,960	—	—	$667,205,595

(1)

We acquired shares by means of (i) shares withheld from awards under our Omnibus Incentive Plan (the successor plan to our 2005 Contingent Stock Plan) pursuant to the provision thereof that permits minimum tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (ii) shares reacquired pursuant to the forfeiture provision of our Omnibus Incentive Plan. We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable. For shares withheld for minimum tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the Omnibus Incentive Plan as those shares are simply forfeited.

	Shares withheld	Average withholding	Forfeitures under
	for tax obligations	price for shares	Omnibus Incentive
Period	and charges	in column “a”	Plan	Total
	(a)	(b)	(c)	(d)
October 2016	155,348	$45.22	3,557	158,905
November 2016	—	—	13,036	13,036
December 2016	18,787	51.77	2,232	21,019
Total	174,135		18,825	192,960

On July 9, 2015, the Board of Directors authorized a new stock repurchase program to repurchase up to $1.5 billion of the Company’s issued and outstanding common stock. This new program replaced the previous stock repurchase program approved in August 2007.  This program has no set expiration date.  The Company's decision to pursue the separation of New Diversey through either a tax-free spin-off or other strategic alternatives restricts the ability to repurchase shares under the current share buyback program. Once the separation process is concluded, the Company currently intends to resume share repurchases.

Item 6.	Selected Financial Data

	Year Ended December 31,
(In millions, except share data)	2016	2015(1)(5)(6)	2014(1)(2)(5)	2013(1)(2)(5)	2012(2)(4)(5)
Consolidated Statements of Operations Data(3):
Net sales	$6,778.3	$7,031.5	$7,750.5	$7,690.8	$7,559.2
Gross profit	2,531.6	2,586.6	2,687.6	2,589.9	2,520.5
Impairment of goodwill and other intangible assets	—	—	—	—	1,892.3
Operating profit (loss)	819.1	763.4	653.6	604.6	(1,429.5)
Loss on debt redemption	(0.1)	(110.0)	(102.5)	(36.3)	(36.9)
Earnings (loss) from continuing operations before income tax provision	565.9	425.9	267.2	180.2	(1,884.4)
Net earnings (loss) from continuing operations	486.6	335.4	258.1	95.3	(1,619.0)
Net earnings from discontinued operations	—	—	—	7.6	28.7
Net gain on sale of discontinued operations	—	—	—	22.9	178.9
Net earnings (loss) available to common stockholders	$486.4	$335.4	$258.1	$125.8	$(1,411.4)
Basic and diluted net earnings (loss) per common share:
Basic
Continuing operations	$2.49	$1.63	$1.22	$0.49	$(8.40)
Discontinued operations	—	—	—	0.16	1.08
Net earnings (loss) per common share—basic	$2.49	$1.63	$1.22	$0.65	$(7.32)
Diluted
Continuing operations	$2.46	$1.62	$1.20	$0.44	$(8.40)
Discontinued operations	—	—	—	0.14	1.08
Net earnings (loss) per common share—diluted	$2.46	$1.62	$1.20	$0.58	$(7.32)
Dividends per common share	$0.61	$0.52	$0.52	$0.52	$0.52
Consolidated Balance Sheets Data:
Cash and cash equivalents	363.7	351.7	278.7	982.4	679.6
Goodwill	2,855.6	2,909.5	2,996.9	3,114.6	3,151.2
Intangible assets, net	710.1	784.3	872.2	1,016.9	1,131.6
Total assets	7,389.1	7,405.0	7,912.0	9,132.3	9,325.9
Settlement agreement and related accrued interest	—	—	—	925.1	876.9
Long-term debt, less current portion	3,938.3	4,266.8	4,240.8	4,072.8	4,495.7
Total stockholders’ equity	609.7	527.1	1,162.8	1,416.3	1,468.5
Working capital (current assets less current liabilities)	96.3	408.5	891.4	758.7	993.6
Consolidated Cash Flows Data(3):
Net cash provided by (used in) operating activities	$906.9	$982.1	$(218.8)	$640.4	$394.2
Net cash used in investing activities	(314.8)	(60.0)	(126.3)	(113.9)	(114.9)
Net cash used in financing activities	(540.9)	(788.7)	(321.2)	(319.9)	(585.1)
Other Financial Data:
Depreciation and amortization	$214.0	$213.3	$266.7	$283.4	$300.2
Share-based incentive compensation	$59.9	$61.2	$54.1	24.1	16.9
Capital expenditures	275.7	184.0	153.9	116.0	122.8

(1)

Property and equipment, net, and other non-current liabilities as of December 31, 2015, have been revised to properly reflect asset retirement obligations. This resulted in an increase to property and equipment, net and other non-current liabilities. Certain amounts related to external payment terms were misclassified in the Consolidated Balance Sheet. The revision of this item resulted in a decrease in accounts payable and an increase in short-term borrowings for the year ended December 31, 2014 and for the year ended December 31, 2015 related to extended payment terms on a vendor agreement on the Consolidated Balance Sheet. The revision of these items on the Consolidated Statement of Cash Flows resulted in a decrease to cash provided (used in) by operating activities and an increase to cash used in financing activities for December 31, 2014 and an increase to cash provided (used in) by operating activities and a decrease to cash used in financing activities for December 31, 2015. Additionally, for the years ended December 31, 2015, 2014, and 2013 reclassifications were made on the Consolidated Balance Sheet and Consolidated Statement of Cash Flows due to changes in the accounting treatment of a factoring agreement from cash and cash equivalents to other receivables. This reclassification resulted in an increase in cash provided (used in) by operating activities for the year ended December 31, 2015 and for the year ended December 31, 2014. See Note 2 “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements under the heading “Reclassifications and Revisions” for further discussion of the revisions.

(2)

Operating results for the rigid medical packaging business were reclassified to discontinued operations in 2013, and 2012 and related assets and liabilities were reclassified to assets and liabilities held for sale as of December 31, 2012. Operating results for Diversey Japan were reclassified to discontinued operations for the periods in 2012.  See Note 3, “Divestitures and Acquisitions,” of the Notes to Consolidated Financial Statements in our previously filed Form 10-K for the year ended December 31, 2013 for further information about the sale of our rigid medical packaging business in 2013.

(3)

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the factors that contributed to our consolidated operating results and our consolidated cash flows for the three years ended December 31, 2016.

(4)

During 2012, we recorded a goodwill impairment charge of $883 million for Diversey Care and $208 million for Hygiene Solutions.   In addition, we recorded an $801 million impairment charge related to the Company’s trademarks, customer relationships and certain technology during 2012.

(5)

As of January 1, 2016, we have adopted ASU 2015-03 and ASU 2015-15 with retrospective application. This resulted in a reclassification from other non-current assets to long-term debt, less current portion, for debt issuance costs as of December 31, 2012 through 2015.  Refer to Note 2, “Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements for further details.

(6)

The Company early adopted ASU 2016-09 on a prospective basis, related to the recognition of excess tax benefits to the income statement which were previously recorded in additional paid-in capital, effective January 1, 2016. This resulted in a reclassification of the treatment of excess tax benefits on the Consolidated Statement of Cash Flows as of December 31, 2015. Refer to Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements for further details.

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

As of January 1, 2016, our Kevothermal business was moved from Other to our Product Care Segment.  Accordingly, all prior periods have been revised to reflect this change.

See Note 4, “Segments” of the Notes to Consolidated Financial Statements for further information.

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

As of December 31, 2016, we employed approximately 6,900 sales, marketing and customer service personnel throughout the world who sell and market our products to and through a large number of distributors, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, foodservice businesses, supermarket retailers, lodging, retail pharmaceutical companies, healthcare facilities, medical device manufacturers, and other manufacturers. We have no material long-term contracts for the distribution of our products. In 2016, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales.

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

Recent Events and Trends

Agreement with SC Johnson & Son

Diversey Care division has reached a mutual agreement with SC Johnson & Son (“SCJ”) to end the existing business relating to Sealed Air’s distribution of SCJ-branded products to the professional market under the existing Brand License Agreement (“BLA”). The companies agreed that the BLA will expire on May 2, 2017, with the exception of Australia, New Zealand, Argentina, Chile, Czech Republic and Poland, where the BLA expired on January 1, 2017. Both companies are committed to maintaining a continuous supply of SCJ-branded products to customers under the BLA. While the expiration of the BLA will negatively impact the results of operations for the Diversey Care segment near term, the Company is actively engaged in efforts to replace the business lost, including developing new partnerships, expanding existing relationships and growing the Diversey brand into new channels.

Separation of New Diversey

On October 17, 2016, Sealed Air announced a plan to pursue the tax-free spin-off of its Diversey Care division and the food hygiene and cleaning business within its Food Care division (together “New Diversey”). The tax-free spin-off would create two independent companies, New Sealed Air (the remaining Sealed Air business) and New Diversey, each with an enhanced strategic focus, simplified operating structure, distinct investment identity and strong financial profile.  As the Company proceeds with that plan, it is also exploring other strategic alternatives, including a potential sale of New Diversey.

Outlook

Looking ahead to 2017, we expect growth from increased sales in our core business and new product introductions.  We expect our business will continue to benefit from strong protein markets in North America and EMEA, and growth in the global e-Commerce market.  These positive trends are expected to be partially offset by limited growth opportunities in the industrial sector due to overall weakness in global industrial GDP, continued weakness in the Australian beef market, the expiration of the SCJ BLA, and unfavorable currency.

Highlights of Financial Performance

Below are the highlights of our financial performance for the years ended December 31.

	Year Ended December 31,			2016 vs. 2015	2015 vs. 2014
(In millions, except per share amounts)	2016	2015	2014	% Change	% Change
Net sales	$6,778.3	$7,031.5	$7,750.5	(3.6)%	(9.3)%
Gross profit	$2,531.6	$2,586.6	$2,687.6	(2.1)%	(3.8)%
As a % of net sales	37.3%	36.8%	34.7%
Operating profit	$819.1	$763.4	$653.6	7.3%	16.8%
As a % of net sales	12.1%	10.9%	8.4%
Net earnings	$486.4	$335.4	$258.1	45.0%	29.9%
Net earnings per common share – basic	$2.49	$1.63	$1.22	52.8%	33.6%
Net earnings per common share – diluted	$2.46	$1.62	$1.20	51.9%	35.0%
Weighted average number of common shares outstanding:
Basic	194.3	203.9	210.0
Diluted	197.2	206.7	213.9
Non-U.S. GAAP Adjusted EBITDA(1)	$1,157.0	$1,174.1	$1,118.3	(1.5)%	5.0%
Non-U.S. GAAP Adjusted EPS (2)(3)	$2.66	$2.59	$1.86	2.7%	39.2%

(1)	See Note 4, “Segments” of the Notes to Consolidated Financial Statements for a reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings.
(2)	See “Diluted Net Earnings per Common Share” below for a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP adjusted EPS.
(3)	Represents U.S. GAAP EPS adjusted for the net effect of Special Items, which are certain specified infrequent, non-operational or one-time costs/credits.

Diluted Net Earnings per Common Share

The following table presents a reconciliation of our U.S. GAAP EPS to non-U.S. GAAP adjusted EPS.

	Year Ended December 31,
	2016		2015		2014
	Net		Net		Net
(In millions, except per share data)	Earnings	EPS	Earnings	EPS	Earnings	EPS
U.S. GAAP net earnings and EPS(1)	$486.4	$2.46	$335.4	$1.62	$258.1	$1.20
Special Items(2)	40.0	0.20	200.7	0.97	140.8	0.66
Non-U.S. GAAP adjusted net earnings and adjusted EPS	$526.4	$2.66	$536.1	$2.59	$398.9	$1.86
Weighted average number of common shares outstanding – Diluted		197.2		206.7		213.9

(1)	Net earnings per common share are calculated under the two-class method.
(2)	Special Items include the following:

	Year Ended December 31,
(In millions, except per share data)	2016	2015	2014
Special Items:
Restructuring and other charges(1)	(12.9)	(78.3)	(65.7)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(28.0)	(42.9)	(35.8)
Development grant matter included in selling, general and administrative expenses	—	—	(14.0)
Termination of licensing agreement	—	—	(5.3)
Stock appreciation rights income (expense)	0.1	(3.9)	(8.1)
Impairments of equity method investment	—	—	(5.7)
Foreign currency exchange loss related to Venezuelan subsidiaries	(3.4)	(33.1)	(20.4)
Charges related to ceasing operations in Venezuela(1)	(52.1)	—	—
Loss on debt redemption and refinancing activities	(0.1)	(110.0)	(102.5)
Gain from Settlement agreement in 2014 and related costs	—	—	21.1
(Loss) gain on sale of North American foam trays and absorbent pads business and European food trays business	(1.8)	13.4	—
Non-operating charge for contingent guarantee included in other income (expense), net	—	—	(2.5)
(Loss) gain related to the sale of other businesses, investments and property, plant and equipment	(1.6)	11.1	(5.1)
Charges incurred related to pursuit of strategic alternatives of New Diversey	(6.7)	—	—
Other Special Items(2)	1.3	(2.5)	(0.7)
Pre-tax impact of Special Items	(105.2)	(246.2)	(244.7)
Tax impact of Special Items and Tax Special Items(1)(3)	65.2	45.5	103.9
Net impact of Special Items	$(40.0)	$(200.7)	$(140.8)
Weighted average number of common shares outstanding - Diluted	197.2	206.7	213.9
Earnings per share impact from Special Items	$(0.20)	$(0.97)	$(0.66)

(1)

Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country.  Refer to Note 2 “Summary of Significant Accounting Policies and Recently Issued Accounting Standards “ of the Notes to the Consolidated Financial Statements for further details.

(2)

Other Special Items for the year ended December 31, 2016 primarily included a reduction in a non-income tax reserve following the completion of a governmental audit partially offset by legal fees associated with restructuring and acquisitions. Other Special Items for the year ended December 31, 2015 primarily included legal fees associated with restructuring and acquisitions. Other Special Items for the year ended December 31, 2014 primarily included legal fees associated with restructuring and acquisitions.

(3)	Refer to Note 1 to the table below for a description of Tax Special Items.

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Year Ended December 31,
(In millions, except per share data)	2016	2015	2014
U.S. GAAP Earnings before income tax provision	$565.9	$425.9	$267.2
Pre-tax impact of Special Items	(105.2)	(246.2)	(244.7)
Non-U.S. GAAP Adjusted Earnings before income tax provision	$671.1	$672.1	$511.9

U.S. GAAP Income tax (benefit) provision	$79.5	$90.5	$9.1
Special Items related to tax(1)	48.5	(17.0)	45.6
Tax impact of Special Items(2)	16.7	62.5	58.3
Non-U.S. GAAP Adjusted Income tax provision	$144.7	$136.0	$113.0

U.S. GAAP Effective income tax rate	14.0%	21.2%	3.4%
Non-U.S. GAAP Adjusted income tax rate	21.6%	20.2%	22.1%

(1)

For the year ended December 31, 2016, the Tax Special Items include the release of certain tax reserves recorded at the time of the Diversey Holdings, Inc. acquisition, for which the statute of limitations had expired. For the year ended December 31, 2015, the Tax Special Items included the release of certain tax reserves recorded at the time of the Diversey Holdings, Inc. acquisition, for which the statute of limitations had expired and the Settlement agreement. For the year ended December 31, 2014, the Tax Special Items included the enactment of the extenders legislation, containing certain favorable foreign tax provisions and extending the research & development credit for the entire year.

(2)	The tax rate used to calculate the tax impact of Special Items is based on the jurisdiction in which the charge was recorded.

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

The following table presents the approximate favorable or (unfavorable) impact foreign currency translation had on some of our consolidated financial results:

(In millions)	2016 vs. 2015	2015 vs. 2014
Net sales	$(242.5)	$(764.0)
Cost of sales	$162.9	$491.5
Selling, general and administrative expenses	$48.0	$165.8
Net earnings	$(17.4)	$(62.2)
Adjusted EBITDA	$(35.1)	$(125.8)

Net Sales by Geographic Region

Net sales by geographic region for the years ended December 31, were as follows:

	Year Ended December 31,			2016 vs. 2015	2015 vs. 2014
(In millions)	2016	2015	2014	% Change	% Change
North America	$2,852.8	$2,923.2	$3,071.9	(2.4)%	(4.8)%
As a % of net sales	42.1%	41.6%	39.6%
EMEA(1)	$2,302.5	$2,410.4	$2,783.2	(4.5)%	(13.4)%
As a % of net sales	34.0%	34.3%	35.9%
Latin America	$641.1	$695.8	$807.5	(7.9)%	(13.8)%
As a % of net sales	9.5%	9.9%	10.4%
APAC(2)	$981.9	$1,002.1	$1,087.9	(2.0)%	(7.9)%
As a % of net sales	14.4%	14.2%	14.1%
Total	$6,778.3	$7,031.5	$7,750.5	(3.6)%	(9.3)%

(1)	EMEA = Europe, Middle East and Africa
(2)	APAC = Asia, Australia, and New Zealand

By geographic region, the components of the change in net sales for 2016 compared with 2015 were as follows:

(in millions)	North America		EMEA		Latin America		APAC		Total
2015 net sales	$2,923.2		$2,410.4		$695.8		$1,002.1		$7,031.5

Volume – Units	73.2	2.5%	10.7	0.4%	(31.2)	(4.5)%	(2.8)	(0.3)%	49.9	0.6%
Price/mix	(81.5)	(2.8)%	24.2	1.0%	96.2	13.8%	2.1	0.2%	41.0	0.6%
Divestitures	(52.9)	(1.8)%	(48.7)	(2.0)%	—	—%	—	—%	(101.6)	(1.4)%
Total constant dollar change (Non-U.S. GAAP)	(61.2)	(2.1)%	(13.8)	(0.6)%	65.0	9.3%	(0.7)	(0.1)%	(10.7)	(0.2)%
Foreign currency translation	(9.2)	(0.3)%	(94.1)	(3.9)%	(119.7)	(17.2)%	(19.5)	(1.9)%	(242.5)	(3.4)%
Total	(70.4)	(2.4)%	(107.9)	(4.5)%	(54.7)	(7.9)%	(20.2)	(2.0)%	(253.2)	(3.6)%

2016 net sales	$2,852.8		$2,302.5		$641.1		$981.9		$6,778.3

By geographic region, the components of the change in net sales for 2015 compared with 2014 were as follows:

(in millions)	North America		EMEA		Latin America		APAC		Total
2014 net sales	$3,071.9		$2,783.2		$807.5		$1,087.9		$7,750.5

Volume – Units	21.7	0.7%	55.2	2.0%	(51.2)	(6.3)%	15.4	1.4%	41.1	0.5%
Price/mix	28.0	0.9%	34.4	1.2%	102.1	12.6%	11.1	1.0%	175.6	2.3%
Divestitures	(161.0)	(5.2)%	(10.7)	(0.4)%	—	—%	—	—%	(171.7)	(2.2)%
Total constant dollar change (Non-U.S. GAAP)	(111.3)	(3.6)%	78.9	2.8%	50.9	6.3%	26.5	2.4%	45.0	0.6%
Foreign currency translation	(37.4)	(1.2)%	(451.7)	(16.2)%	(162.6)	(20.1)%	(112.3)	(10.3)%	(764.0)	(9.9)%
Total change (U.S. GAAP)	(148.7)	(4.8)%	(372.8)	(13.4)%	(111.7)	(13.8)%	(85.8)	(7.9)%	(719.0)	(9.3)%

2015 net sales	$2,923.2		$2,410.4		$695.8		$1,002.1		$7,031.5

Net Sales by Segment

The following table presents net sales by our segment reporting structure:

	Year Ended December 31,			2016 vs. 2015	2015 vs. 2014
(In millions)	2016	2015	2014	% Change	% Change
Net Sales:
Food Care	$3,222.1	$3,405.1	$3,835.3	(5.4)%	(11.2)%
As a % of Total Company net sales	47.5%	48.4%	49.5%
Diversey Care	1,963.2	1,999.1	2,173.1	(1.8)%	(8.0)%
As a % of Total Company net sales	29.0%	28.4%	28.0%
Product Care(1)	1,523.7	1,553.6	1,662.6	(1.9)%	(6.6)%
As a % of Total Company net sales	22.5%	22.1%	21.5%
Other(1)	69.3	73.7	79.5	(6.0)%	(7.3)%
Total Company	$6,778.3	$7,031.5	$7,750.5	(3.6)%	(9.3)%

(1)

As of January 1, 2016, our Kevothermal business was moved from Other to our Product Care Segment. This resulted in a reclassification of $13.1 million of net sales for the year ended December 31, 2015 and $7.6 million of net sales for the year ended December 31, 2014.

Components of Change in Net Sales by Segment

The following tables present the components of change in net sales by our segment reporting structure for 2016 compared with 2015 and 2015 compared with 2014. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

(in millions)	Food Care		Diversey Care		Product Care(2)		Other(2)		Total Company
2015 Net Sales	$3,405.1		$1,999.1		$1,553.6		$73.7		$7,031.5

Volume – Units	34.5	1.0%	(3.4)	(0.2)%	21.3	1.4%	(2.5)	(3.5)%	49.9	0.6%
Price/mix(1)	26.1	0.8%	44.3	2.2%	(29.2)	(1.9)%	(0.2)	(0.3)%	41.0	0.6%
Divestitures	(101.6)	(3.0)%	—	—%	—	—%	—	—%	(101.6)	(1.4)%
Total constant dollar change (Non-U.S. GAAP)	(41.0)	(1.2)%	40.9	2.0%	(7.9)	(0.5)%	(2.7)	(3.8)%	(10.7)	(0.2)%
Foreign currency translation	(142.0)	(4.2)%	(76.8)	(3.8)%	(22.0)	(1.4)%	(1.7)	(2.3)%	(242.5)	(3.4)%
Total change (U.S. GAAP)	(183.0)	(5.4)%	(35.9)	(1.8)%	(29.9)	(1.9)%	(4.4)	(6.0)%	(253.2)	(3.6)%

2016 Net Sales	$3,222.1		$1,963.2		$1,523.7		$69.3		$6,778.3

(in millions)	Food Care		Diversey Care		Product Care(2)		Other(2)		Total Company
2014 Net Sales	$3,835.3		$2,173.1		$1,662.6		$79.5		$7,750.5

Volume – Units	52.0	1.3%	25.7	0.8%	(32.1)	(1.9)%	(4.5)	(5.7)%	41.1	0.5%
Price/mix(1)	101.2	2.6%	41.4	1.9%	22.2	1.3%	10.8	13.6%	175.6	2.3%
Divestiture	(171.7)	(4.4)%	—	—%	—	—%	—	—%	(171.7)	(2.2)%
Total constant dollar change (Non- U.S. GAAP)	(18.5)	(0.5)%	67.1	2.7%	(9.9)	(0.6)%	6.3	7.9%	45.0	0.6%
Foreign currency translation	(411.7)	(10.7)%	(241.1)	(10.7)%	(99.1)	(6.0)%	(12.1)	(15.1)%	(764.0)	(9.9)%
Total change (U.S. GAAP)	(430.2)	(11.2)%	(174.0)	(8.0)%	(109.0)	(6.6)%	(5.8)	(7.3)%	(719.0)	(9.3)%

2015 Net Sales	$3,405.1		$1,999.1		$1,553.6		$73.7		$7,031.5

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

(2)

As of January 1, 2016, our Kevothermal business was moved from Other to our Product Care Segment. This resulted in a reclassification of $13.1  million of net sales for the year ended December 31, 2015 and $7.6 million of net sales for the year ended December 31, 2014.

Food Care

2016 compared with 2015

As reported, net sales decreased $183 million, or 5%, in 2016 compared with 2015, of which $142 million was due to negative currency impact. On a constant dollar basis, net sales decreased $41 million, or 1%, in 2016 compared with 2015 primarily due to the following:

•	the divestiture of our North American foam trays and absorbent pads and European food trays businesses of $102 million; and
•

lower unit volumes of $33 million reflecting continued economic uncertainty and social and political instability in Latin America, and lower demand in Asia Pacific driven by historically low slaughter rates in Australia.

These were partially offset by:

•

favorable price/mix of $26 million, reflecting an increase in Latin America and EMEA, primarily due to pricing initiatives implemented to offset currency devaluation, a favorable mix of new higher margin products and the implementation of value-added pricing initiatives and non-material inflationary costs, which was partially offset by unfavorable price/mix in North America primarily attributable to the timing of formula pricing adjustments at key customers; and

•

higher unit volumes of $68 million, in North America and EMEA combined with strong demand within our core product portfolio, adoption of new products and increased market penetration of advanced packaging solutions.

2015 compared with 2014

As reported, net sales decreased $430 million, or 11%, in 2015 compared with 2014, of which $412 million was due to negative currency impact. On a constant dollar basis, net sales decreased $19 million, or less than 1%, in 2015 compared with 2014 primarily due to the following:

•	the divestiture of our North American foam trays and absorbent pads and European food trays businesses of $172 million; and
•	lower unit volumes in Latin America of $26 million, or 5%, which were negatively impacted by general political and economic conditions in Brazil and Venezuela.

These were partially offset by:

•

favorable price/mix in of $101 million reflecting an increase in all regions, primarily Latin America, EMEA, and North America, as a result of a favorable mix of higher margin products and disciplined pricing from the implementation of our pricing and our value-added selling approach to offset non-material inflationary costs; and

•	higher unit volumes of $78 million, primarily in EMEA, North America, and APAC, due to strong demand for our higher margin solutions and new product introductions.

Diversey Care

2016 compared with 2015

As reported, net sales decreased $36 million, or 2%, in 2016 compared with 2015, of which $77 million was due to negative currency impact. On a constant dollar basis, net sales increased $41 million, or 2%, in 2016 compared with 2015 primarily due to the following:

•	favorable price/mix of $44 million across all regions, notably in EMEA and Latin America due to pricing initiatives implemented to offset currency devaluation; and
•	higher volumes in Asia Pacific of $13 million driven by new product innovation and new customers.

This was partially offset by:

•	combined lower unit volumes of $17 million in EMEA and Latin America due to current political and economic conditions and declines in the hospitality sector.

2015 compared with 2014

As reported, net sales decreased $174 million, or 8%, in 2015 compared with 2014, of which $241 million was due to negative currency impact. On a constant dollar basis, net sales increased $67 million, or 3%, in 2015 compared with 2014 primarily due to the following:

•

favorable price/mix in all regions, primarily in Latin America, EMEA and North America. These increases were due to the favorable impact from our effort to eliminate low margin business and improve the quality of our earnings; and

•

higher unit volumes in North America and EMEA due to increased sales from our existing and new customers and strong end-market demand, especially in the hospitality, facility management and healthcare sectors.

Product Care

2016 compared with 2015

As reported, net sales decreased $30 million, or 2%, in 2016 compared with 2015, of which $22 million was due to negative currency impact. On a constant dollar basis, net sales decreased $8 million, or 1%, in 2016 compared with 2015 primarily due to the following:

•

unfavorable price/mix of $29 million primarily in North America driven by targeted pricing incentives and an unfavorable product mix related to accelerated growth in e-Commerce and a shift in demand due to more innovative, resource-efficient solutions.

This was partially offset by:

•

higher unit volumes of $21 million, primarily in North America and EMEA due to ongoing strength in the e-Commerce and third party logistics markets, partially offset by rationalization and weakness in the industrial sector, as well as declines in Latin America due to the political and economic environment.

2015 compared with 2014

As reported, net sales decreased $109 million, or 7%, in 2015 compared with 2014, of which $99 million was due to negative currency impact. On a constant dollar basis, net sales decreased $10 million, or 1%, in 2015 compared with 2014 primarily due to the following:

•	lower unit volumes due to rationalization efforts in North America, Latin America and to a lesser extent, EMEA and weaknesses across the industrial sector.

This was partially offset by:

•

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

Cost of Sales

Cost of sales for the years ended December 31, were as follows:

	Year Ended December 31,			2016 vs. 2015	2015 vs. 2014
(In millions)	2016	2015	2014	% Change	% Change
Net sales	$6,778.3	$7,031.5	$7,750.5	(3.6)%	(9.3)%
Cost of sales	4,246.7	4,444.9	5,062.9	(4.5)%	(12.2)%
As a % of net sales	62.7%	63.2%	65.3%
Gross Profit	$2,531.6	$2,586.6	$2,687.6	(2.1)%	(3.8)%

2016 compared with 2015

As reported, costs of sales decreased $198 million in 2016 as compared to 2015. Cost of sales was impacted by favorable foreign currency translation of $163 million. On a constant dollar basis, cost of sales decreased $35 million primarily due to the divestiture of the North American foam trays and absorbent pads business and European food trays business of $79 million, offset by an increase of $51 million in expenses representing higher non-material manufacturing and direct costs, including salary and wage inflation, partially offset by restructuring savings and lower incentive based compensation.

2015 compared with 2014

As reported, costs of sales decreased $618 million in 2015 as compared to 2014. Cost of sales was impacted by favorable foreign currency translation of $492 million. On a constant dollar basis, cost of sales decreased $126 million primarily due to the divestiture of the North American foam trays and absorbent pads business and European food trays business of $140 million and favorable impact of $31 million related to cost savings, freight, and other supply chain costs. These were partially offset by $47 million in expenses related to higher non-material manufacturing costs, including salary and wage inflation.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the years ended December 31, are included in the table below.

	Year Ended December 31,			2016 vs. 2015	2015 vs. 2014
(In millions)	2016	2015	2014	% Change	% Change
Selling, general and administrative expenses	$1,604.5	$1,652.3	$1,841.3	(2.9)%	(10.3)%
As a % of net sales	23.7%	23.5%	23.8%

2016 compared with 2015

As reported, SG&A expenses decreased $48 million in 2016 as compared to 2015. SG&A expenses were impacted by favorable foreign currency translation of $48 million. On a constant dollar basis, SG&A expenses were essentially the same as in the prior year, reflecting restructuring savings and lower incentive-based compensation, which more than offset salary inflation and targeted investments in sales and marketing.

2015 compared with 2014

As reported, SG&A expenses decreased $189 million, or 10%, in 2015 as compared to 2014. SG&A expenses were impacted by favorable foreign currency translation of $166 million. On a constant dollar basis, SG&A expenses decreased by $23 million, or 1%, which was primarily due the favorable impact of cost savings of $41 million realized from our restructuring activities partially offset by an increase in compensation and benefits expenses of $13 million, reflecting the impact of annual salary increases and inflation and an increase in other general and administrative expenses of $5 million related to the Intellibot acquisition.

Amortization Expense of Intangible Assets Acquired

Amortization expense of intangible assets acquired for the years ended December 31, were as follows:

	Year Ended December 31,			2016 vs. 2015	2015 vs. 2014
(In millions)	2016	2015	2014	% Change	% Change
Amortization expense of intangible assets acquired	$94.9	$88.7	$118.9	7.0%	(25.4)%
As a % of net sales	1.4%	1.3%	1.5%

From 2016 to 2015 amortization expense of intangible assets was impacted by favorable foreign currency translation of $2 million. On a constant dollar basis, amortization expenses increased $8 million, or 9%, primarily related to increases in capitalized software due to the rollout of an ERP system. The decrease from 2014 to 2015 was primarily due to certain license agreements and software which we acquired as part of the Diversey acquisition, which were fully amortized as of September, 2014.

Stock Appreciation Rights Expense

Stock appreciation rights expense for the years ended December 31, were as follows:

	Year Ended December 31,			2016 vs. 2015	2015 vs. 2014
(In millions)	2016	2015	2014	% Change	% Change
Stock appreciation rights (income) expense	$(0.1)	$3.9	$8.1	(102.6)%	(51.9)%
As a % of net sales	0.0%	0.1%	0.1%

SARs expense includes the impact of changes in the share price of our common stock. The share price of our common stock increased 2% in 2016 as compared to an increase of 5% in 2015. This was partially offset by a decrease in the number of SARs outstanding.  See Note 18, “Stockholder’s Equity,” of the Notes to Consolidated Financial Statements for further details of our SARs program. As of December 31, 2016, we had approximately 52,000 SARs outstanding, all of which are now fully vested.

Restructuring Activities

See Note 9, “Restructuring and Relocation Activities,” of the Notes to Consolidated Financial Statements for additional details regarding each of the Company’s restructuring programs discussed below, restructuring plan’s accrual, spending and other activity for the year ended December 31, 2016.

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

The Program is estimated to generate incremental cost savings of $100 million to $110 million per annum by the end of 2019, compared with the savings run rate achieved by the end of 2015.  For the year ended December 31, 2016, the Program generated cost savings of $42 million, primarily in selling, general and administration expenses.

Additionally, the Program is expected to generate one-time cash benefits of approximately $70 million from the sale of certain assets, state and local incentives in connection with the relocation of the Company’s headquarters and reductions in working capital. Through December 31, 2016, we had generated $30 million in cash related to the sale of our facility located in Racine, Wisconsin, $4 million from other site sales and $9 million from grants and other working capital benefits.

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

Interest expense for the years ended December 31, were as follows:

	Year Ended December 31,			2016 vs. 2015	2015 vs. 2014
(In millions)	2016	2015	2014	Change	Change
Interest expense on the amount payable for the Settlement agreement(1)	$—	$—	$4.6	$—	$(4.6)
Interest expense on our various debt instruments:
12% Senior Notes due February 2014(2)	—	—	2.1	—	(2.1)
Term Loan A due July, 2017(3)(4)	5.2	4.5	2.1	0.7	2.4
Term Loan A due July 2019 (October 2016 prior to refinance)(3)	29.5	26.8	26.9	2.7	(0.1)
Term Loan B due October 2018 (3)(4)	—	—	14.6	—	(14.6)
Revolving credit facility due July 2019 (October 2016 prior to refinance)(3)(4)	2.4	2.5	8.4	(0.1)	(5.9)
8.125% Senior Notes due September 2019 (3)	—	—	57.3	—	(57.3)
6.50% Senior Notes due December 2020	27.7	28.0	26.7	(0.3)	1.3
8.375% Senior Notes due September 2021(3)(5)	—	30.4	64.1	(30.4)	(33.7)
4.875% Senior Notes due December 2022	21.4	21.4	2.2	-	19.2
5.25% Senior Notes due April 2023	23.0	22.9	23.0	0.1	(0.1)
4.50% Senior Notes due September 2023(5)	20.4	10.8	—	9.6	10.8
5.125% Senior Notes due December 2024	22.3	22.3	2.3	—	20.0
5.50% Senior Notes due September 2025(5)	22.3	12.1	—	10.2	12.1
6.875% Senior Notes due July 2033	31.0	30.9	30.9	—	—
Other interest expense	18.9	20.5	28.7	(1.6)	(8.2)
Less: capitalized interest	(11.0)	(5.4)	(6.2)	(5.6)	0.8
Total	$213.1	$227.7	$287.7	$(14.7)	$(60.0)

(1)

The decline in interest expense in 2015 as compared to 2014 was due to the funding of the cash payment for the Settlement agreement on February 3, 2014.  See Note 17, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements for further details.

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

(4)

On July 25, 2014 the Company entered into a second restatement agreement for refinancing of the Term Loan A facilities, Term Loan B facilities and revolving credit facilities with new Term Loan A facilities.  See Note 11, “Debt and Credit Facilities” of the Notes to Consolidated Financial Statements for further details.

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

Impairment of Equity Method Investments

In 2014, we recognized an impairment of $6 million, in connection with equity method investments. These investments were not material to our consolidated financial position or results of operations.

The impairments are considered Special Items and excluded from our Adjusted EBITDA results.

Foreign Currency Exchange (Losses) Gains Related to Venezuelan Subsidiaries

Effective January 1, 2010, Venezuela was designated a highly inflationary economy. The foreign currency exchange gains and losses we recorded in 2016, 2015 and 2014 for our Venezuelan subsidiary were the result of the significant changes in the exchange rates used to remeasure our Venezuelan subsidiary’s financial statements at the balance sheet date. We believe these gains and losses are attributable to the unstable foreign currency environment in Venezuela.  See Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements under the section “Impact of Inflation and Currency Fluctuation – Venezuela” for further details.

Ceasing Operations in Venezuela

Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country. Foreign exchange control regulations have affected our Venezuelan subsidiaries ability to obtain inventory and maintain normal production. This resulted in total costs of $53.0 million being incurred in the second quarter of 2016 which included the following (i) a voluntary reduction in headcount including severance and termination benefits for employees of approximately $0.3 million, (ii) depreciation and amortization expense related to fixed assets and intangibles of approximately $4.8 million, (iii) inventory reserves of $0.9 million, (iv) income tax expense of $1.0 million and (v) the reclassification of approximately $46.0 million of cumulative translation adjustment into Net income as the Company’s decision to cease operations is similar to a substantially complete liquidation. See Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements under the section “Impact of Inflation and Currency Fluctuation – Venezuela” for further details.

Gain from Claims Settlement

On February 3, 2014, we entered into the Settlement agreement. Under the Settlement agreement, we released and waived certain claims against the Grace Parties and the Grace Parties released and waived certain claims against us. As a result, we recognized a gain of $21 million in 2014, which consisted of the release of $17 million of certain tax liabilities and $4 million of other associated liabilities.   See Note 17, “Commitments and Contingencies – Settlement Agreement and Related Costs” of the Notes to the Consolidated Financial Statements for more details on the Settlement agreement.

Other Income, Net

See Note 20, “Other Income, net,” of the Notes to Consolidated Financial Statements for the components and discussion of other income, net.

Income Taxes

The table below shows our effective income tax rate (“ETR”).

Year Ended	Effective Tax Rate
2016	14.0%
2015	21.2%
2014	3.4%

Our effective income tax rate was 14.0% for 2016.  The primary adjustments to the statutory rate were the following:

•	a net decrease in unrecognized tax benefits primarily related to positions recorded at the time of the Diversey acquisition, due to the expiration of the statute of limitations (5.1% decrease);
•

a tax benefit representing excess tax benefits from share-based payment awards resulting from the Company’s early adoption of ASU 2016-09, effective January 1, 2016. Refer to Note 2, “Recently Issued Accounting Standards” of the Notes to the Consolidated Financial Statements for further details (2.9% decrease);

•	a net decrease related to U.S. tax expense on foreign included income (4.8% increase) offset with the benefit of recording foreign tax credits (10.2% decrease);
•

decrease in tax expense related to mix of domestic versus foreign sourced income (5.5% decrease),decrease in tax expense related to unremitted earnings based on the Company’s ability to repatriate earnings in a tax efficient manner and utilize foreign tax credits against the expected U.S liability (4.3% decrease);

•	net benefit for reduction in valuation allowance primarily based on the Company’s expectation of realization of foreign deferred items and foreign tax credits (6.4% decrease); and
•	increase in tax expense for deferred tax adjustment primarily based on the write-off of expired foreign tax credits that were partially valued at the beginning of the year (6.5% increase).

Tax expense for 2016 includes a $1 million benefit from adjustments that would appropriately be recorded in a prior period, but which the Company has determined are not material to the prior year or current year financial statements and therefore included the adjustments in the current year.

Our effective income tax rate was 21.2% for 2015.  The primary adjustments to the statutory rate were the following:

•

decrease in tax expense related to unremitted earnings based on the Company’s ability to repatriate earnings in a tax efficient manner and utilize foreign tax credits against the expected U.S liability (20.2% decrease).

•	net benefit for reduction in valuation allowance primarily based on the Company’s expectation that the majority of the foreign tax credits will be utilized (13.7% decrease);
•	benefit of recording foreign tax credits including a benefit for 2014 credits originally deducted but now planned to directly reduce the U.S. tax liability;
•

increase in tax expense for recapture of the Overall Foreign Loss (“OFL”) in 2014 in connection with a reorganization.  An OFL results when domestic expenses attributable to foreign source income taxed in the U.S. exceeds such income; and

•	increase in tax expense for a reserve established in connection with the Settlement payment offset by reductions in reserves for lapses in statute of limitations (13.3% increase).

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

Our effective income tax rate was 3.4% for 2014, primarily due to a favorable earnings mix in jurisdictions with lower tax rates.  In addition, our effective tax rate benefited from the release of reserves due to favorable settlements, judicial verdicts and expiration of statute of limitations ($23 million) and the release of a valuation allowance from a favorable tax settlement of approximately $13 million.

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

See Note 16, “Income Taxes,” of the Notes to Consolidated Financial Statements for a reconciliation of the U.S. federal statutory rate to our effective tax rate, which also shows the major components of the year over year changes and other tax information.

Net Earnings Available to Common Stockholders

Net earnings available to common stockholders for the years ended December 31, are included in the table below.

	Year Ended December 31,			2016 vs. 2015	2015 vs. 2014
(In millions)	2016	2015	2014	Change	Change
Net earnings available to common stockholders	$486.4	$335.4	$258.1	45.0%	29.9%

For 2016, net income was favorably impacted by $49 million of Tax Special Items, reflecting $61 million related to the release of certain tax reserves and valuation allowances recorded at the time of the Diversey Holdings, Inc. acquisition (the “Diversey acquisition”), for which the statute of limitations had expired, or for which had been settled, partially offset by an $11 million increase in valuation allowances related to foreign tax credits recorded at the time of the Diversey acquisition.  Net income for 2016 was negatively impacted by charges related ceasing operations in Venezuela of $52 million ($49 million, net of taxes), restructuring and other restructuring associated costs related to our restructuring programs of $40 million ($30 million, net of taxes), foreign currency exchange losses related to our Venezuelan subsidiaries of $3 million ($3 million, net of taxes), and additional loss from the sale of our European food trays business and other divestitures of $2 million ($2 million, net of taxes).

For 2015, Special Items primarily included restructuring and other associated costs related to our restructuring programs of $121 million ($94 million, net of taxes), loss on debt redemption and refinancing activities of $110 million ($72 million, net of taxes), foreign currency exchange losses related to Venezuelan subsidiaries of $33 million ($33 million, net of taxes) and $17 million related to tax reserves, which included a tax reserve recorded related to the tax refund received on the Settlement agreement, which was partially offset by the release of certain tax reserves for which the statute of limitations has expired and were recorded at the time of the Diversey Holdings, Inc. acquisition.  These amounts were partially offset by the net gain on the sale of our North American foam trays and absorbent pads business and European food trays business of $13 million ($5 million, net of taxes).

For 2014, Special Items primarily included restructuring and other associated costs related to our restructuring programs of $102 million ($84 million, net of taxes), foreign currency exchange losses related to Venezuelan subsidiaries of $20 million ($20 million, net of taxes), loss on debt redemption and refinancing activities of $103 million ($67 million, net of taxes), and costs related to development grant matter of $14 million ($14 million, net of taxes). These amounts were partially offset by our gain on Settlement agreement of $21 million (before and net of taxes) and $46 million of additional tax benefits directly and indirectly related to the Settlement agreement, including the release of reserve related to unrecognized tax benefits, valuation allowances and unremitted earnings.

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

See Note 4, “Segments,” of the Notes to Consolidated Financial Statements for the reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings and other segment details.

	Year Ended December 31,			2016 vs. 2015	2015 vs. 2014
(In millions)	2016	2015	2014	Change	Change
Food Care	$661.1	$689.8	$670.2	(4.2)%	2.9%
Adjusted EBITDA Margin	20.5%	20.3%	17.5%
Diversey Care	251.3	231.9	245.0	8.4%	(5.3)%
Adjusted EBITDA Margin	12.8%	11.6%	11.3%
Product Care(1)	331.8	324.1	293.7	2.4%	10.4%
Adjusted EBITDA Margin	21.8%	20.9%	17.7%
Other(1)	(87.2)	(71.7)	(90.6)	21.6%	(20.9)%
Non-U.S. GAAP Total Company Adjusted EBITDA	$1,157.0	$1,174.1	$1,118.3	-1.5%	5.0%
Adjusted EBITDA Margin	17.1%	16.7%	14.4%

(1)

As of January 1, 2016, our Kevothermal business was moved from Other to our Product Care Segment. This resulted in a reclassification of adjusted EBITDA of $3.1 million for the year ended December 31, 2015 and $1.0 million for the year ended December 31, 2014.

The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment in the three years ended December 31, 2016 as compared with the prior year.

Food Care

2016 compared with 2015

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $28 million. On a constant dollar basis, Adjusted EBITDA decreased $1 million, or less than 1%, in 2016 compared with the same period in 2015 primarily due to the impact of:

•	higher operating expenses of $35 million including salary and wage inflation, partially offset by a reduction in incentive-based compensation; and
•	the effect of the divestitures of the North American foam trays and absorbent pads business and the European food trays businesses of $21 million.

These drivers were partially offset by:

•	favorable price/mix and margin expansion of $19 million;
•	restructuring savings of $19 million; and
•	higher unit volumes of $17 million.

2015 compared with 2014

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $67 million. On a constant dollar basis, Adjusted EBITDA increased $87 million, or 13%, in 2015 compared with the same period in 2014 primarily due to the impact of:

•	favorable price/mix, margin expansion, and manufacturing efficiency improvements of $109 million;
•	cost savings of $20 million primarily due to EQIP restructuring program; and
•	higher unit volumes of $21 million.

These favorable drivers were partially offset by:

•	the effect of the divestitures of the North American foam trays and absorbent pads business and the European food trays businesses of $33 million; and
•	an increase of $30 million in operating expenses including non-material salary and wage inflation, which was partially offset by lower incentive-based compensation.

Diversey Care

2016 compared with 2015

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $6 million. On a constant dollar basis, Adjusted EBITDA increased $25 million, or 11%, in 2016 compared with the same period in 2015 primarily due to the impact of:

•	favorable price/mix and margin expansion of $27 million;
•	restructuring savings of $17 million; and
•	a $6 million reimbursement of previously incurred environmental expenses.

These favorable drivers were partially offset by:

•	higher expenses of $21 million reflecting salary and wage inflation and targeted investments in sales and marketing; and
•	the impact of lower unit volumes of $4 million.

2015 compared with 2014

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $38 million. On a constant dollar basis, Adjusted EBITDA increased $25 million, or 10%, in 2015 compared with the same period in 2014 primarily due to the impact of:

•	cost savings of $20 million primarily due to EQIP restructuring program;
•	favorable price/mix and margin expansion of $7 million;
•	impact of higher unit volumes of $8 million; and
•	lower selling, general and administrative expenses of $3 million, primarily related to lower incentive-based compensation and benefits expense.

These favorable drivers were partially offset by:

•	an increase of $10 million in operating expenses including salary and wage inflation.

Product Care

2016 compared with 2015

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $4 million. On a constant dollar basis, Adjusted EBITDA increased $12 million, or 4%, in 2016 compared with the same period in 2015 primarily due to the impact of:

•	positive volume trends of $8 million; and
•	restructuring savings of $4 million.

Operating expenses were essentially flat compared to the prior year, which reflected salary and wage inflation offset by a reduction in incentive based compensation.

2015 compared with 2014

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $20 million. On a constant dollar basis, Adjusted EBITDA increased $50 million, or 18%, in 2015 compared with the same period in 2014 primarily due to the impact of:

•	favorable price/mix and manufacturing efficiency improvements of $59 million; and
•	restructuring savings of $8 million.

These favorable drivers were partially offset by:

•	lower unit volumes of $17 million.

Operating expenses were essentially flat compared to the prior year.

Other

2016 compared with 2015

This category’s Adjusted EBITDA loss increased $15 million in 2016 as compared with 2015, primarily due higher selling and administrative expenses primarily reflecting the impact of annual salary increases and inflation.

2015 compared with 2014

This category’s Adjusted EBITDA loss decreased $19 million in 2015 as compared with 2014, primarily due to the impact of cost savings in Corporate and favorable price/mix in the Medical Applications and New Venture businesses.

Reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to Net Earnings

The following table shows a reconciliation of U.S. GAAP net earnings to Non-U.S. GAAP Total Company Adjusted EBITDA:

	Year Ended December 31,
(In millions)	2016	2015	2014
Net earnings	$486.4	$335.4	$258.1
Interest expense	(213.1)	(227.7)	(287.7)
Income tax provision(1)	79.5	90.5	9.1
Depreciation and amortization(4)	(278.2)	(274.5)	(320.8)
Depreciation and amortization adjustments(1)(2)	5.4	0.2	2.1
Special Items:
Restructuring and other charges(1)(5)	(12.9)	(78.3)	(65.7)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(28.0)	(42.9)	(35.8)
Development grant matter included in selling, general and administrative expenses	—	—	(14.0)
Termination of licensing agreement	—	—	(5.3)
SARs	0.1	(3.9)	(8.1)
Impairments of equity method investment	—	—	(5.7)
Foreign currency exchange loss related to Venezuelan subsidiaries	(3.4)	(33.1)	(20.4)
Charges related to ceasing operations in Venezuela(1)	(52.1)	—	—
Loss on debt redemption and refinancing activities	(0.1)	(110.0)	(102.5)
Gain from Settlement agreement in 2014 and related costs	—	—	21.1
(Loss) gain on sale of North American foam trays and absorbent pads business and European food trays business	(1.8)	13.4	—
Non-operating charge for contingent guarantee included in other income (expense), net	—	—	(2.5)
(Loss) gain related to the sale of other businesses, investments and property, plant and equipment	(1.6)	11.1	(5.1)
Charges incurred related to pursuit of strategic alternatives of New Diversey	(6.7)	—	—
Other Special Items(3)	1.3	(2.5)	(0.7)
Pre-tax impact of Special Items	(105.2)	(246.2)	(244.7)
Non-U.S. GAAP Total Company Adjusted EBITDA	$1,157.0	$1,174.1	$1,118.3

(1)

Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country. Refer to Note 2 “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements for further details.

(2)

This includes accelerated depreciation of non-strategic assets related to restructuring programs which were $0.6 million, $0.2 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)

Other Special Items for the year ended December 31, 2016 primarily included a reduction in a non-income tax reserve following the completion of a governmental audit partially offset by legal fees associated with restructuring and acquisitions. Other Special Items for the year ended December 31, 2015 primarily included legal fees associated with restructuring and acquisitions. Other Special Items for the year ended December 31, 2014 primarily included legal fees associated with restructuring and acquisitions.

(4)	Depreciation and amortization by segment, including share-based incentive compensation, is as follows:

	Year Ended December 31,

(In millions)	2016	2015	2014
Food Care	$102.4	$107.9	$121.3
Diversey Care	94.6	105.5	126.3
Product Care	40.1	37.4	41.4
Other	41.1	23.7	31.8
Total Company depreciation and amortization(i)	$278.2	274.5	320.8

(i)	Includes share-based incentive compensation of $62.9 million, $61.2 million and $54.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
(5)	Restructuring and other charges by our segment reporting structure were as follows:

	Year Ended December 31,
(In millions)	2016	2015	2014
Food Care	$6.2	$37.9	$27.3
Diversey Care	3.7	22.2	24.3
Product Care	2.9	17.2	13.6
Other	0.1	1.0	0.5
Total Company restructuring and other charges(i)	$12.9	$78.3	$65.7

(i)	For the year ended December 31, 2016 restructuring and other charges excludes $0.3 million related to severance and termination benefits for employees in our Venezuelan subsidiaries.

The restructuring and other charges in 2016 and 2015 primarily relate to the Fusion Program. The restructuring and other charges in 2014 primarily relate to our previously announced Earnings Quality Improvement Program (EQIP). See Note 9, “Restructuring and Relocation Activities,” of the Notes to Consolidated Financial Statements for further discussion.

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

As of December 31, 2016, we had cash and cash equivalents of $364 million, of which approximately $286 million, or 79%, was located outside of the U.S. There were certain foreign government regulations restricting transfers on less than $10 million of the cash located outside of the U.S. Our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that in the near term cash located outside of the U.S. will be needed to satisfy its obligations, dividends and other demands for cash in its U.S. operations.

Material Commitments and Contingencies

Settlement Agreement and Related Costs

We recorded a pre-tax charge of $850 million in 2002, of which $513 million represented a cash payment that was due upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co (“Grace”).  On February 3, 2014, upon Grace’s emergence from Bankruptcy pursuant to a plan of reorganization, the Settlement agreement was implemented and our subsidiary, Cryovac, Inc., made the payments contemplated by the settlement agreement consisting of aggregate cash payments of $930 million, including accrued interest, and the issuance of 18 million shares.

We deducted payments related to the Settlement agreement in our 2014 consolidated U.S. income tax return. As a result, we had a net operating loss for U.S. tax purposes in 2014 and carried back, for 10 years, more than $1 billion of the loss.

We increased our unrecognized tax benefits by $104 million in 2015, for the recording of a reserve related to the Settlement payment.  While the Company believes it is more likely than not it will be successful, the ultimate outcome of negotiations may affect the utilization of certain tax attributes and require us to return all or a portion of the refund.

The information set forth in Note 17, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements under the caption “Settlement Agreement and Related Costs” is incorporated herein by reference.

Cryovac Transaction Commitments and Contingencies

The information set forth in Note 17, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements under the caption “Cryovac Transaction Commitments and Contingencies” is incorporated herein by reference.

Contractual Obligations

The following table summarizes our principal contractual obligations and sets forth the amounts of required or contingently required cash outlays in 2017 and future years:

	Payments Due by Years
(In millions)	Total	2017	2018-2019	2020-2021	Thereafter
Contractual Obligations
Short-term borrowings	$92.6	$92.6	$—	$—	$—
Current portion of long-term debt exclusive of debt discounts and lender fees	328.1	328.1	—	—	—
Long-term debt, exclusive of debt discounts and lender fees	3,975.1	—	1,003.0	426.0	2,546.1
Total debt(1)	4,395.8	420.7	1,003.0	426.0	2,546.1
Interest payments due on long-term debt(2)	1,445.3	197.1	368.1	298.7	581.4
Operating leases	122.2	39.2	50.7	23.3	9.0
First quarter 2017 quarterly cash dividend declared	31.0	31.0	—	—	—
Other principal contractual obligations	184.9	84.7	74.2	26.0	—
Total contractual cash obligations (3)	$6,179.2	$772.7	$1,496.0	$774.0	$3,136.5

(1)

These amounts include principal maturities (at face value) only. These amounts also include our contractual obligations under capital leases of $2.2 million in 2017, $1.8 million in 2018-2019 and less than $1.0 million in 2020-2021.

(2)

Includes interest payments required under our senior notes issuances and Amended Credit Facility only. The interest payments included above for our Term Loan A were calculated using the following assumptions:

•	interest rates based on stated rates based on LIBOR as of December 31, 2016; and
•	all non-U.S. dollar balances are converted using exchange rates as of December 31, 2016.
(3)

Obligations related to defined benefit pension plans and other post-employment benefit plans have been excluded from the table above, due to factors such as the retirement of employees, it is not reasonably possible to estimate when these obligations will become due. Refer to Note 14, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” and Note 15, “Other Post-Employment Benefits and Other Employee Benefit Plans,” of the Notes to Consolidated Financial Statements for additional information related to these plans.

Current Portion of Long-Term Debt and Long-Term Debt — Represents the principal amount of the debt required to be repaid in each period.

Operating Leases — The contractual operating lease obligations listed in the table above represent estimated future minimum annual rental commitments primarily under non-cancelable real and personal property leases as of December 31, 2016.

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

Liability for Unrecognized Tax Benefits

At December 31, 2016, we had liabilities for unrecognized tax benefits and related interest and penalties of $239 million, most of which is included in other liabilities and the remaining balance is included as a reduction to deferred tax assets on our Consolidated Balance Sheet. At December 31, 2016, we cannot reasonably estimate the future period or periods of cash settlement of these liabilities. See Note 16, “Income Taxes,” of the Notes to Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

We have reviewed our off-balance sheet arrangements and have determined that none of those arrangements has a material current effect or is reasonably likely to have a material future effect on our Consolidated Financial Statements, liquidity, capital expenditures or capital resources.

Income Tax Payments

We currently expect to pay $175 million of income taxes in 2017.

Contributions to Defined Benefit Pension Plans

We maintain defined benefit pension plans for some of our U.S. and our non-U.S. employees. We currently expect our contributions to these plans to be approximately $25 million in 2017. Refer to Note 14, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” of the Notes to Consolidated Financial Statements for additional information related to these plans.

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

Cash and Cash Equivalents

The following table summarizes our accumulated cash and cash equivalents:

	December 31,	December 31,
(In millions)	2016	2015
Cash and cash equivalents	$363.7	$351.7

Cash and cash equivalents excludes $53 million and $57 million as of December 31, 2016 and 2015, respectively, of cash held on deposit as a compensating balance for short-term borrowings. At December 31, 2016 and 2015, the amount was recorded in Other current assets.

See “Analysis of Historical Cash Flow” below.

Accounts Receivable Securitization Programs

At December 31, 2016, we had $188 million available to us under the programs of which we had no amounts outstanding at December 31, 2016. At December 31, 2015, we had $192 million available to us under the programs of which we had $144 million outstanding at December 31, 2015. See Note 8, “Accounts Receivable Securitization Programs,” of the Notes to the Consolidated Financial Statements for information concerning these programs.

Lines of Credit

We have a $700 million revolving credit facility. For the years ended December 31, 2016 and 2015, we utilized borrowings under this facility and had no outstanding borrowings at year end.

There was $93 million and $98 million outstanding under various lines of credit extended to our subsidiaries at December 31, 2016 and December 31, 2015, respectively.  See Note 11, “Debt and Credit Facilities,” of the Notes to Consolidated Financial Statements for further details.

Covenants

At December 31, 2016 and 2015, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 11, “Debt and Credit Facilities.”

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

Outstanding Indebtedness

At December 31, 2016 and 2015, our total debt outstanding consisted of the amounts set forth in the following table.

	December 31,	December 31,
(In millions)	2016	2015
Short-term borrowings(1)	$92.6	$248.2
Current portion of long-term debt	328.1	46.6
Total current debt	420.7	294.8
Total long-term debt, less current portion(2)(3)	3,938.3	4,266.8
Total debt	4,359.0	4,561.6
Less: cash and cash equivalents	(363.7)	(351.7)
Net debt	3,995.3	4,209.9

(1)

Certain amounts related to external payment terms were misclassified in the Consolidated Balance Sheet. The revision of this item resulted in a decrease in accounts payable and an increase in short term borrowings of $6 million as of December 31, 2015. Refer to Note 2, “Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements for further details.

(2)

As of January 1, 2016, we have adopted ASU 2015-03 and ASU 2015-15 with retrospective application. This resulted in a reclassification from other non-current assets to long-term for debt issuance costs. Refer to Note 2, “Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements for further details.

(3)	Amounts are net of unamortized discounts and debt issuance costs of $37 million as December 31, 2016 and $43 million as of December 31, 2015.

See Note 11, “Debt and Credit Facilities,” of the Notes to Consolidated Financial Statements for further details.

Analysis of Historical Cash Flow

The following table shows the changes in our consolidated cash flows in the years ended December 31.

	Year-Ended December 31,
(In millions)	2016	2015(1)	2014(1)
Net cash provided by (used in) operating activities	$906.9	$982.1	$(218.8)
Net cash used in investing activities	(314.8)	(60.0)	(126.3)
Net cash used in financing activities	(540.9)	(788.7)	(321.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(39.2)	(60.4)	(37.4)

(1)

The Company early adopted ASU 2016-09 on a retrospective basis related to the classification of excess tax benefits on the Statement of Cash Flows. Additionally, there were various balance sheet reclassifications made in the years ended December 31, 2015 and 2014. Refer to Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of the Notes to the Consolidated Financial Statements for further details.

Free Cash Flow

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We typically generate the majority of our annual free cash flow in the second half of the year. Below find details of free cash flow for years ended December 31.

	Year Ended December 31,			2016 vs. 2015	2015 vs. 2014
(In millions)	2016	2015(1)	2014(2)	Change	Change
Cash flow provided by (used in) operating activities	$906.9	$982.1	$(218.8)	$(75.2)	$1,200.9
Capital expenditures	(275.7)	(184.0)	(153.9)	(91.7)	(30.1)
Free cash flow	$631.2	$798.1	$(372.7)	$(166.9)	$1,170.8

(1)

Free cash flow was $609 million in 2015 excluding the tax refund received of $235 million in connection with the Settlement agreement and excess tax benefit of $46 million related to shares of Common Stock issued pursuant to the terms of the Settlement agreement.

(2)

Free cash flow was $595 million in 2014 excluding the payment of the Settlement agreement of $930 million and excess tax benefit of $38 million related to shares of Common Stock issued pursuant to the terms of the Settlement agreement.

Net Cash Provided by (Used in) Operating Activities

2016

Net cash provided by operating activities in 2016 of $907 million was primarily attributable to:

•

$486 million of net earnings, which included $291 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for depreciation and amortization, share-based incentive compensation expenses, and the reclassification of the cumulative translation adjustment related to the Company’s decision to cease its operations in Venezuela; and

•

$177 million of changes in operating assets and liabilities, primarily reflecting an increase in accounts payable partially offset by a decrease in trade receivables and inventory. This activity reflects the utilization of financing agreements to extend external payment terms, timing of inventory purchases and the related payments of cash along with the seasonality of sales and collections.

Partially offset by:

•

$48 million of changes in other assets and liabilities. This was primarily attributable to changes in restructuring liabilities, an increase in leased assets and the timing of certain annual incentive compensation payments.

2015

Net cash provided by operating activities of $982 million in 2015 was primarily attributable to:

•

$335 million of net earnings, which included $367 million of non-cash adjustments to reconcile net earnings to cash provided by operating activities, including adjustments for depreciation and amortization of $213 million, share-based incentive compensation expense of $61 million, profit sharing expense of $36 million, a loss on debt redemption of $110 million, partially offset by $46 million of excess tax benefit related to the 18 million shares of our common stock issued pursuant to the Settlement agreement;

•	$235 million tax refund related to the Settlement agreement payment; and
•

$80 million of changes in operating assets and liabilities, primarily reflecting an increase in accounts payable and trade receivables partially offset by a decrease in inventory and other assets and liabilities. This activity reflects the timing of inventory purchases and the related payments of cash along with the timing of certain annual incentive compensation payments and interest payments and the seasonality of sales and collections.

2014

Net cash used in operating activities in 2014 of $219 million was primarily attributable to:

•	$930 million used to fund the cash portion of the Settlement agreement;
•	$38 million of excess tax benefit related to the 18 million shares of our common stock issued pursuant to the Settlement agreement; and
•

$151 million of changes in operating assets and liabilities, primarily reflecting an increase in income tax receivables related to the Settlement agreement, as well as a decrease  in inventories, partially offset by an increase in accounts payable. This activity reflects the timing of inventory purchases and the related payments of cash along with the timing of certain annual incentive compensation payments and interest payments and the seasonality of sales and collections.

Partially offset by:

•

net earnings of $272 million adjusted to reconcile to net cash provided by operating activities of $610 million, which primarily included adjustments for depreciation and amortization, share-based incentive compensation expenses, profit sharing expense, deferred taxes and loss on debt redemption.

Net Cash Used in Investing Activities

2016

Net cash used in investing activities in 2016 of $315 million primarily consisted of:

•

Capital expenditures of $276 million related to restructuring programs and capacity expansions to support growth in net sales. Capital expenditures related to our restructuring programs were $124 million in 2016, which primarily reflected activity related to the building of our global headquarters in Charlotte, North Carolina;

•	Cash paid on settlements of foreign currency forward contracts of $46 million; and
•	Cash paid for businesses acquired of $6 million.

These were partially offset by:

•	proceeds from sale of business of $8 million; and
•	proceeds from sales of property, plant and equipment of $5 million.

2015

Net cash used in investing activities in 2015 of $60 million primarily consisted of:

•	Capital expenditures of $184 million related to capacity expansions to support growth in net sales. Capital expenditures related to our restructuring programs were $52 million in 2015.

This was partially offset by:

•	proceeds from sale of business of $95 million; and
•	proceeds from sales property, plant and equipment of $33 million.

2014

Net cash used in investing activities in 2014 of $126 million primarily consisted of:

•	Capital expenditures of $154 million related to capacity expansions to support growth in net sales. Capital expenditures related to our restructuring programs were $28 million in 2014.

We expect to continue to invest capital as we deem appropriate to expand our business, to maintain or replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity and net sales growth. We expect total capital expenditures in 2017 to be approximately $185 million. This projection is based upon our capital expenditure budget for 2017, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends.

Net Cash Used in Financing Activities

2016

Net cash used in financing activities of $541 million was primarily due to the following:

•	repurchase of common stock of $217 million;
•	decrease in short-term borrowings under our revolving credit facility, local lines of credit and accounts receivable securitization programs of $154 million;
•	payments of quarterly dividends of $122 million;
•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $31 million; and
•	repayments of $27 million on Term Loan A.

These factors were partially offset by:

•	proceeds received from the settlement of cross-currency swaps of $6 million; and
•	a decrease in cash used as collateral on borrowing arrangement of $4 million.

2015

Net cash used in financing activities of $789 million was primarily due to the following:

•	repayment of $750 million of our 8.375% Senior Notes;
•	repurchase of common stock of $802 million;
•	payments of quarterly dividends of $107 million;
•	repayments of $50 million of Term Loan A;
•	debt extinguishment and debt issuance costs of $108 million; and
•	an increase in cash collateral on borrowing arrangements of $21 million.

These factors were partially offset by:

•	proceeds from issuance of €400million of 4.50% Senior Notes and $400 million of 5.50% Senior Notes;
•	net proceeds from borrowings under our accounts receivable securitization programs of $107 million; and

•	an excess tax benefit of $46 million related to the 18 million shares of Common Stock issued pursuant to the Settlement agreement.

2014

Net cash used in financing activities of $ 321 million was primarily due to the following:

•	repayment of $750 million of our 8.125% Senior Notes, and $75 million of premium;
•	repayment of $695 million of Term Loan B;
•	repurchase of common stock of $184 million;
•	repayment of $150 million of our 12% Senior Notes;
•	payments of quarterly dividends of $111 million;
•	repayments of $50 million of Term Loan A; and
•	debt issuance cost of $24 million.

These factors were partially offset by:

•	net proceeds from Term Loan A of $787 million as part of the amendment and restatement of the senior secured credit facilities;
•	proceeds from issuance of $425 million of 4.875% Senior Notes and $425 million of 5.125% Senior Notes;
•	an excess tax benefit of $38 million;
•	net proceeds from borrowings under our accounts receivable securitization programs of $36 million; and
•	net proceeds from borrowing under our revolving credit facility of $23 million.

Changes in Working Capital

	December 31,	December 31,
(In millions)	2016	2015	Change
Working capital (current assets less current liabilities)	$96.4	$408.6	$(312.2)
Current ratio (current assets divided by current liabilities)	1.0x	1.2x
Quick ratio (current assets, less inventories divided by current liabilities)	0.7x	0.9x

The $312 million, or 76%, decrease in working capital reflected:

•	an increase in the current portion of long-term debt due to the maturity of Term Loan A; and
•	an increase in accounts payable reflecting higher days payable outstanding consistent with utilization of financing agreements as well as other initiatives for longer payment terms.

These were partially offset by:

•	a decrease in short-term borrowings primarily related to a reduction in the amount of borrowings under the U.S. and European account receivable securitization programs.

Changes in Stockholders’ Equity

The $83 million, or 6%, increase in stockholders’ equity in 2016 compared with 2015 was primarily due to:

•	net earnings of $486 million;
•	an increase of $60 million in additional paid-in capital due to share-based incentive compensation; and
•	unrealized gains on derivative instruments of $20 million.

These were partially offset by:

•

a net increase in shares held in treasury of $212 million primarily due to the repurchase of common stock into treasury stock of $217 million, $31 million of withholding taxes paid in shares, which were partially offset by the transfer of common stock held in treasury of $36 million related to our 2015 profit sharing plan contribution made in the first quarter of 2016;

•	unfavorable cumulative translation adjustment of $138 million;
•	dividends accrued on our common stock of $122 million; and
•	a net decrease in unrecognized pension items of $11 million.

We repurchased approximately 4.7 million shares of our common stock for the year ended December 31, 2016 for $217 million. See Note 16, “Stockholders’ Equity,” of the Notes to Consolidated Financial Statements for further details.

In 2015, we recorded an excess tax benefit of $46 million as an out-of-period adjustment related to the Settlement agreement resulting from an increase in the value of the Company’s common stock related to the 18 million shares reserved for issuance pursuant to the Settlement agreement in 2002, until its settlement on February 3, 2014.  The tax benefit was recorded to additional paid-in capital on our Consolidated Balance Sheet and did not impact net earnings.

Derivative Financial Instruments

Interest Rate Swaps

The information set forth in Note 12, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements under the caption “Interest Rate Swaps” is incorporated herein by reference.

Interest Rate and Currency Swaps

The information set forth in Note 12, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements under the caption “Interest Rate and Currency Swaps” is incorporated herein by reference.

Net Investment Hedge

The information set forth in Note 12, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements under the caption “Net Investment Hedge” is incorporated herein by reference.

Other Derivative Instruments

The information set forth in Note 12, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements under the caption “Other Derivative Instruments” is incorporated herein by reference.

Foreign Currency Forward Contracts

At December 31, 2016, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.

The information set forth in Note 12, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements under the caption “Foreign Currency Forward Contracts” is incorporated herein by reference.

For further discussion about these contracts and other financial instruments, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements

We are subject to numerous recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards,” which is contained in the Notes to Consolidated Financial Statements, describes these new accounting standards and is incorporated herein by reference.

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

We believe the following accounting policies are critical to understanding our consolidated results of operations and affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. The critical accounting policies discussed below should be read together with our significant accounting policies set forth in Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements.

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

Our fair value measurements for our financial instruments are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect our estimates. See Note 13, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Consolidated Financial Statements for further details on our fair value measurements.

Commitments and Contingencies — Litigation

On an ongoing basis, we assess the potential liabilities and costs related to any lawsuits or claims brought against us. We accrue a liability when we believe a loss is probable and when the amount of loss can be reasonably estimated. Litigation proceedings are evaluated on a case-by-case basis considering the available information, including that received from internal and outside legal counsel, to assess potential outcomes. While it is typically very difficult to determine the timing and ultimate outcome of these actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of these matters and whether a reasonable estimation of the probable loss, if any, can be made. In assessing probable losses, we consider insurance recoveries, if any. We expense legal costs, including those legal costs expected to be incurred in connection with a loss contingency, as incurred. We have historically adjusted existing accruals as proceedings have continued, been settled or for which additional information has been provided on which to review the probability and measurability of outcomes, and will continue to do so in future periods. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that disputed matters may be resolved for amounts materially different from any provisions or disclosures that we have previously made.

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

In May 2014, the FASB and the IASB issued largely converged revenue recognition standards, as it relates to Revenue from Contracts with Customers.  ASC 606 will replace most existing revenue recognition guidance in GAAP and will be effective for us as of January 1, 2018.  The core principle of the new standard is that revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

The guidance permits two methods of adoption: full retrospective in which the standard is applied to all of the periods presented or modified retrospective where an entity will have to recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings.  We currently anticipate adopting the modified retrospective method.

Our efforts to adopt this standard to date have focused on contract analysis at a regional level. We currently estimate the most significant impact will be on the accounting for Free on Loan equipment in our Food Care division and global contracts in our Diversey Care division. Whereas today we do not recognize revenue on Free on Loan equipment, under the new standard, we anticipate allocating revenue to that equipment and treating it as a performance obligation. We are in the process of assessing the timing of when revenue assigned to Free on Loan equipment would be recognized. We have not completed our analysis at a segment level, and are in the process of quantifying the potential impact of the new standard.

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

For indefinite–lived intangible assets, such as trademarks and trade names, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over fair value, if any. In addition, in all cases of an impairment review we re-evaluate whether continuing to characterize the asset as indefinite–lived is appropriate.

Asset Retirement Obligations

The company records asset retirement obligations at fair value at the time the liability is incurred if a reasonable estimate of fair value can be made. Accretion expense is recognized as an operating expense using the credit-adjusted risk-free interest rate in effect when the liability was recognized. The associated asset retirement obligations are capitalized as part of the carrying amount of the long-lived asset and depreciated over the estimated remaining useful life of the asset.

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

While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for our annual goodwill impairment test in the fourth quarter of 2016, 2015 and 2014, we performed a quantitative test for all of our reporting units that have goodwill allocated.

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

2016 Annual Goodwill Impairment Test

Critical assumptions that the Company used in performing the income approach for its reporting units included the following:

•	Applying a compounded annual growth rate for forecasted sales in our projected cash flows through 2019.

Reporting Unit	Compounded Annual Growth Rate
Diversey Care	3.3%
Food Care - Hygiene Solutions	6.0%
Food Care - Packaging Solutions	5.2%
Product Care	5.7%
Medical Applications	7.3%

•	Applying a terminal value growth rate of 3% for all of our reporting units to reflect our estimate of stable and perpetual growth.
•

Determining an appropriate discount rate to apply to our projected cash flow results. This discount rate reflects, among other things, certain risks due to the uncertainties of achieving the cash flow results and the growth rates assigned. The discount rates applied were as follows:

Reporting Unit	Discount Rate
Diversey Care	9.2%
Food Care - Hygiene Solutions	9.7%
Food Care - Packaging Solutions	7.9%
Product Care	8.4%
Medical Applications	11.4%

•	A weighting of the results using the income approach of 80% of our overall fair value calculation for each reporting unit.

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

For the 2014, 2015 and 2016 annual goodwill impairment review of the Diversey Care and Hygiene Solutions reporting units, we evaluated each of the above market approaches and determined that the Public Company and Quoted Price Methods provided the most reliable measures of fair value because they were deemed to be a reliable proxy for the Diversey Care and Hygiene Solutions reporting units. In 2015 and 2016, we also included the Mergers and Acquisition Method since it also provided a reliable measure of fair value and was deemed to be a reliable proxy for the Diversey Care and Hygiene Solutions reporting units. We applied a combined weighting of 20% to the market approaches when determining the fair value of each of the reporting units in each year. For the 2014, 2015 and 2016 annual goodwill impairment review of the Packaging Solutions, Product Care and Medical Applications reporting units, we also evaluated each of the above market approaches and determined that the Public Company, the Quoted Price and the Mergers and Acquisition Methods provided the most reliable measures of fair value because they were deemed to be a reliable proxy for these reporting units. We applied a combined weighting of 20% to the three market approaches when determining the fair value of these reporting units.

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

In order to evaluate the sensitivity of the estimated fair values of our reporting units in the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease resulted in an excess of fair value over carrying amount ranging from approximately 73% to approximately 475% of the carrying amounts. We will continue to monitor goodwill on an annual basis and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management’s business strategy or significant declines in our stock price, indicate that there may be potential indicator of impairment.

See Note 7, “Goodwill and Identifiable Intangible Assets,” of the Notes to Consolidated Financial Statements for details of our goodwill balance and the goodwill review performed in 2016, 2015 and 2014 and other related information.

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

At December 31, 2016, the total projected benefit obligation for our U.S. pension plans was $213 million, and the total benefit cost for the year ended December 31, 2016 was $3 million. At December 31, 2016, the total projected benefit obligation for our international pension plans was $1.1 billion, and the total benefit cost for the year ended December 31, 2016 was $9 million.

In general, material changes to the principal assumptions could have a material impact on the costs and liabilities recognized on our Consolidated Financial Statements. A 25 basis point change in the assumed discount rate and a 100 basis point change in the expected long-term rate of return on plan assets would have resulted in the following increases (decreases) in the projected benefit obligation at December 31, 2016 and the expected net periodic benefit cost for the year ending December 31, 2017 (in millions).

United States	25 Basis Point Increase (in millions)	25 Basis Point Decrease (in millions)
Discount Rate
Effect on 2016 projected benefit obligation	$(5.8)	$6.1
Effect on 2017 expected net periodic benefit cost	0.1	(0.1)

	100 Basis Point Increase (in millions)	100 Basis Point Decrease (in millions)
Return on Assets
Effect on 2017 expected net periodic benefit cost	$(1.5)	$1.5

International	25 Basis Point Increase (in millions)	25 Basis Point Decrease (in millions)
Discount Rate
Effect on 2016 projected benefit obligation	$(46.6)	$49.9
Effect on 2017 expected net periodic benefit cost	(1.2)	1.5

	100 Basis Point Increase (in millions)	100 Basis Point Decrease (in millions)
Return on Assets
Effect on 2017 expected net periodic benefit cost	$(8.3)	$8.3

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized on the Consolidated Financial Statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with tax authorities. See Note 16, “Income Taxes,” of the Notes to Consolidated Financial Statements for further discussion.

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

At December 31, 2016, we had no outstanding interest rate swaps and no outstanding interest rate collars or options.

The information set forth in Note 12, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements under the caption “Interest Rate Swaps,” is incorporated herein by reference.

See Note 13, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Consolidated Financial Statements for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $85 million in the fair value of the total debt balance at December 31, 2016. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

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

Venezuela

Economic and political events in Venezuela have exposed us to heightened levels of foreign currency exchange risk.  See Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements under the section “Impact of Inflation and Currency Fluctuation - Venezuela” for additional details.

Argentina

Recent economic events in Argentina, including the default on some of its international debt obligations, have exposed us to heightened levels of foreign currency exchange risks. However, as of December 31, 2016, we do not anticipate these events will have a material impact to our 2017 outlook discussed above. For 2016, about 2% of our consolidated net sales and operating income were derived from our businesses in Argentina. As of December 31, 2016, we had net assets of $25 million (including $5 million of cash and cash equivalents) in Argentina. Also, as of December 31, 2016, our Argentina subsidiaries had a negative cumulative translation adjustment balance of $45 million.

Russia

The U.S. and the European Union (EU) have recently imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities.  Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products.  These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however they may limit the amount of future business the Company does with customers involved in activities in Russia. However, as of December 31, 2016, we do not anticipate these events will have a material impact to our 2017 outlook discussed above.  As of December 31, 2016, less than 2% of our consolidated net sales were derived from products sold into Russia. As of December 31, 2016, we had net assets of $76 million (including $5 million of cash and cash equivalents) in Russia. Also, as of December 31, 2016, our Russia subsidiaries had a negative cumulative translation adjustment balance of $48 million.

Greece

Recent economic events in Greece, including missing payment to the International Monetary Fund and the uncertainties relating to the ability of Greece to remain in the European Monetary Union may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of December 31, 2016, we do not anticipate these events will have a material impact on our 2017 results of operations. As of December 31, 2016, less than 1% of our consolidated net sales were derived from products sold into Greece. As of December 31, 2016, we had net assets of $19 million (including $4 million of cash and cash equivalents) in Greece. Also, as of December 31, 2016, our Greece subsidiaries had a negative cumulative translation adjustment balance of $5 million.

Brazil

Recent economic events in Brazil, including the increase in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of December 31, 2016, we do not anticipate these events will have a material impact on our 2017 results of operations. As of December 31, 2016, about 3% of our consolidated net sales were derived from products sold into Brazil. As of December 31, 2016, we had net assets of $180 million (including $6 million of cash and cash equivalents) in Brazil. Also, as of December 31, 2016, our Brazil subsidiaries had a negative cumulative translation adjustment balance of $103 million.

United Kingdom

Recent economic events in United Kingdom, including their intention to exit from the European Union may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of December 31, 2016, we do not anticipate these events will have a material impact on our 2017 results of operations. As of December 31, 2016, about 5% of our consolidated net sales were derived from products sold into United Kingdom. As of December 31, 2016, we had net assets of $330 million (including $12 million of cash and cash equivalents) in United Kingdom. Also, as of December 31, 2016, our United Kingdom subsidiaries had a negative cumulative translation adjustment balance of $74 million.

Impact of Inflation and Currency Fluctuation

Economic and political events in certain countries have exposed us to heightened levels of inflation and foreign currency exchange risks.  The effects of these could impact our financial condition and results of operations.  See Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” in the Notes to Consolidated Financial Statements for details regarding the impact of inflation and currency fluctuation.  Also, for a discussion of our risk factors, please refer to Part II, Item 1A, “Risk Factors.”

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at December 31, 2016 would have caused us to pay approximately $50 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

Our foreign currency forward contracts are described in Note 12, “Derivatives and Hedging Activities,” which is contained in the Notes to Consolidated Financial Statements, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments — Foreign Currency Forward Contracts,” contained in Part II, Item 7 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Interest Rate and Currency Swap

In 2014, in connection with exercising the $100 million delayed draw under the senior secured credit facility, we entered into a series of interest rate and currency swaps in a notional amount of $100 million. On September 30, 2016, the first $20 million swap contract matured and was settled. As a result of the settlement, the Company received $5 million. These swaps convert the U.S. dollar-denominated variable rate obligation under the senior secured credit facility into a fixed Brazilian real-denominated obligation. The delayed draw and the interest rate and currency swaps are used to fund expansion and general corporate purposes of our Brazilian subsidiaries.

Net Investment Hedge

During the second quarter of 2015, we entered into a series of foreign currency exchange forwards totaling €270 million. These foreign currency exchange forwards hedged a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates and expired in June 2015. The loss of $4 million ($2 million after tax) is recorded in AOCI on our Consolidated Balance Sheet.

The €400 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the fair value of the debt was $29 million ($18 million after tax) at December 31, 2016, and is reflected in long-term debt on our Consolidated Balance Sheet.

In March 2015, we entered into a series of cross-currency swaps with a combined notional amount of $425 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The fair value of this hedge as of December 31, 2016 was $(5) million ($(3) million after tax) on our Consolidated Balance Sheet.  Semi-annual interest settlements resulted in AOCI of $14 million ($9 million after tax).

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

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $875 million at December 31, 2016 and $1 billion at December 31, 2015.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $4 million in 2016, $4 million in 2015 and $8 million in 2014. The allowance for doubtful accounts was $20 million at December 31, 2016 and $25 million at December 31, 2015.

Pensions

Recent market conditions have resulted in an unusually high degree of volatility and increased risks and short-term liquidity concerns associated with some of the plan assets held by our defined benefit pension plans, which have impacted the performance of some of the plan assets. Based upon the annual valuation of our defined benefit pension plans at December 31, 2016, we expect our net periodic benefit income to be approximately $3 million in 2017. See Note 14, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” of the Notes to Consolidated Financial Statements for further details on our defined benefit pension plans.

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

Sealed Air Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sealed Air Corporation

We have audited the accompanying consolidated balance sheets of Sealed Air Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) for the information presented for each of  the two years in the period ended December 31, 2016 . These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sealed Air Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sealed Air Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina

February 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sealed Air Corporation

We have audited Sealed Air Corporation and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Sealed Air Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sealed Air Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sealed Air Corporation and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016 and our report dated February 15, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina

February 15, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sealed Air Corporation:

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of Sealed Air Corporation and subsidiaries for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Sealed Air Corporation and subsidiaries for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, Sealed Air Corporation and subsidiaries elected to change its method of accounting for certain inventories.

/s/ KPMG LLP
Short Hills, New Jersey

February 27, 2015

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions, except per share data)	December 31, 2016	December 31, 2015(1)(2)
ASSETS
Current assets:
Cash and cash equivalents(2)	$363.7	$351.7
Trade receivables, net of allowance for doubtful accounts of $20.3 in 2016 and $24.9 in 2015	898.7	758.4
Income tax receivables	21.8	22.7
Other receivables(2)	132.7	131.5
Inventories, net of inventory reserves of $24.9 in 2016 and $21.9 in 2015	659.9	660.8
Assets held for sale	3.3	10.3
Prepaid expenses and other current assets	135.2	280.3
Total current assets	2,215.3	2,215.7
Property and equipment, net(2)	1,060.3	945.7
Goodwill	2,855.6	2,909.5
Intangible assets, net	710.1	784.3
Deferred taxes	210.5	204.7
Other non-current assets(1)	337.3	345.1
Total assets	$7,389.1	$7,405.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings(2)	$92.6	$248.2
Current portion of long-term debt	328.1	46.6
Accounts payable(2)	885.7	669.0
Accrued restructuring costs	44.8	53.6
Other current liabilities	767.7	789.7
Total current liabilities	2,118.9	1,807.1
Long-term debt, less current portion(1)	3,938.3	4,266.8
Deferred taxes	51.0	75.0
Other non-current liabilities(2)	671.2	729.0
Total liabilities	6,779.4	6,877.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2016 and 2015	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 227,638,738 in 2016 and 225,625,636 in 2015; shares outstanding: 193,482,383 in 2016 and 196,013,299 in 2015	22.8	22.6
Additional paid-in capital	1,974.1	1,915.0
Retained earnings	1,040.0	675.2
Common stock in treasury, 34,156,355 shares in 2016 and 29,612,337 shares in 2015	(1,478.1)	(1,265.7)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(276.7)	(266.0)
Cumulative translation adjustment	(701.9)	(564.0)
Unrealized net gain on derivative instruments for net investment hedge	21.0	1.7
Unrealized net gain on derivative instruments for cash flow hedge	8.5	8.3
Total accumulated other comprehensive loss, net of taxes	(949.1)	(820.0)
Total stockholders’ equity	609.7	527.1
Total liabilities and stockholders’ equity	$7,389.1	$7,405.0

See accompanying notes to Consolidated Financial Statements.

(1)

As of January 1, 2016, we have adopted ASU 2015-03 and ASU 2015-15 with retrospective application. This resulted in a reclassification from other non-current assets to long-term debt, less current portion for debt issuance costs as of December 31, 2015. Refer to Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of the Notes to the Consolidated Financial Statements for further details.

(2)

Property and equipment, net, and other non-current liabilities as of December 31, 2015, have been revised to properly reflect asset retirement obligations. This resulted in an increase to property and equipment, net and other non-current liabilities of $15.0 million. Certain amounts related to external payment terms were misclassified in the Consolidated Balance Sheet. The revision of this item resulted in a decrease in accounts payable and an increase in short-term borrowings of $6.3 million as of December 31, 2015. Additionally, due to changes in the accounting treatment of a factoring agreement the Company reclassified $6.7 million from cash and cash equivalents to other receivables. See Note 2 “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements under the heading “Reclassifications and Revisions” for further discussion of the revisions.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share data)	2016	2015	2014
Net sales	$6,778.3	$7,031.5	$7,750.5
Cost of sales(1)	4,246.7	4,444.9	5,062.9
Gross profit	2,531.6	2,586.6	2,687.6
Selling, general and administrative expenses(1)	1,604.5	1,652.3	1,841.3
Amortization expense of intangible assets acquired	94.9	88.7	118.9
Stock appreciation rights expense	(0.1)	3.9	8.1
Restructuring and other charges(1)	13.2	78.3	65.7
Operating profit	819.1	763.4	653.6
Interest expense	(213.1)	(227.7)	(287.7)
Impairment of equity method investment	—	—	(5.7)
Foreign currency exchange loss related to Venezuelan subsidiaries	(3.4)	(33.1)	(20.4)
Charge related to Venezuelan subsidiaries(1)	(46.0)	—	—
Gain from Settlement agreement	—	—	21.1
Loss on debt redemption and refinancing activities	(0.1)	(110.0)	(102.5)
(Loss) gain on sale of business, net	(1.8)	13.4	—
Other income, net	11.2	19.9	8.8
Earnings before income tax provision	565.9	425.9	267.2
Income tax provision	79.5	90.5	9.1
Net earnings available to common stockholders	$486.4	$335.4	$258.1
Net earnings per common share:
Net earnings per common share - basic(2)	$2.49	$1.63	$1.22
Net earnings per common share - diluted(2)	$2.46	$1.62	$1.20
Dividends per common share	$0.61	$0.52	$0.52
Weighted average number of common shares outstanding:
Basic	194.3	203.9	210.0
Diluted(2)	197.2	206.7	213.9

See accompanying notes to Consolidated Financial Statements.

(1)

Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country. Refer to Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” under the “Impact of Inflation and Currency Fluctuation” section of the Notes to the Consolidated Financial Statements for further details.

(2)

The Company early adopted ASU 2016-09 on a prospective basis as required, related to the recognition of excess tax benefits to the Consolidated Statement of Operations which were previously recorded in additional paid-in capital, effective January 1, 2016. This resulted in an additional 446,747 diluted weighted average number of common shares outstanding for the year ended December 31, 2016, and recognition of excess tax benefits of $18.1 million in the income tax provision for the year ended December 31, 2016. As a result, net earnings per common share increased by $0.10 per share for the year ended December 31, 2016. Refer to Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of the Notes to the Consolidated Financial Statements for further details.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In millions)	2016	2015	2014
Net earnings available to common stockholders	$486.4	$335.4	$258.1
Other comprehensive income (loss), net of taxes:
Recognition of deferred pension items, net of taxes of $2.4 for 2016, $5.4 for 2015 and $36.0 for 2014	(10.7)	(15.9)	(106.8)
Unrealized losses on derivative instruments for net investment hedge, net of taxes of $(12.0) for 2016, and $(1.1) for 2015	19.3	1.7	—
Unrealized losses on derivative instruments for cash flow hedge, net of taxes of $(0.1) for 2016, $0.3 for 2015 and $(1.7) for 2014	0.2	2.1	2.6
Foreign currency translation adjustments, net of tax of $(19.8) million for 2016, $16.9 million for 2015, $6.6 million in 2014	(137.9)	(194.1)	(232.2)
Other comprehensive (loss), net of taxes	(129.1)	(206.2)	(336.4)
Comprehensive income (loss), net of taxes	$357.3	$129.2	$(78.3)

See accompanying notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

		Common
		Stock
		Reserved
		for Issuance				Accumulated	Total Parent
		Related to the	Additional		Common	Other	Company	Non-	Total
	Common	Settlement	Paid-in	Retained	Stock in	Comprehensive	Stockholders’	Controlling	Stockholders’
(In millions)	Stock	Agreement	Capital	Earnings	Treasury	Loss, Net of Taxes	Equity	Interests	Equity
Balance at December 31, 2013	$20.6	$1.8	$1,695.3	$302.2	$(327.6)	$(277.4)	$1,414.9	$1.4	$1,416.3
Effect of contingent stock transactions	0.1	—	55.8	—	(3.0)	—	52.9	—	52.9
Stock issued for share-based incentive compensation	—	—	(1.4)	—	33.2	—	31.8	—	31.8
Repurchases of common stock	—	—	—	—	(184.0)	—	(184.0)	—	(184.0)
Recognition of deferred pension items, net of taxes	—	—	—	—	—	(106.8)	(106.8)	—	(106.8)
Foreign currency translation adjustments	—	—	—	—	—	(232.2)	(232.2)	—	(232.2)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	—	2.6	2.6	—	2.6
Settlement share transfer and excess tax benefit	1.8	(1.8)	37.7	—	—	—	37.7	—	37.7
Noncontrolling interests	—	—	(0.4)	—	—	—	(0.4)	(1.4)	(1.8)
Net earnings	—	—	—	258.1	—	—	258.1	—	258.1
Dividends on common stock ($0.52 per share)	—	—	—	(111.8)	—	—	(111.8)	—	(111.8)
Balance at December 31, 2014	$22.5	$—	$1,787.0	$448.5	$(481.4)	$(613.8)	$1,162.8	$—	$1,162.8
Effect of contingent stock transactions	0.1	—	58.6	—	(9.4)	—	49.3	—	49.3
Stock issued for share-based incentive compensation	—	—	23.2	—	27.1	—	50.3	—	50.3
Repurchases of common stock	—	—	—	—	(802.0)	—	(802.0)	—	(802.0)
Recognition of deferred pension items, net of taxes	—	—	—	—	—	(15.9)	(15.9)	—	(15.9)
Foreign currency translation adjustments	—	—	—	—	—	(194.1)	(194.1)	—	(194.1)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	—	3.8	3.8	—	3.8
Settlement share transfer and excess tax benefit(1)	—	—	46.2	—	—	—	46.2	—	46.2
Net earnings	—	—	—	335.4	—	—	335.4	—	335.4
Dividends on common stock ($0.52 per share)	—	—	—	(108.7)	—	—	(108.7)	—	(108.7)
Balance at December 31, 2015	$22.6	$—	$1,915.0	$675.2	$(1,265.7)	$(820.0)	$527.1	$—	$527.1
Effect of contingent stock transactions	—	—	59.9	—	(30.7)	—	29.2	—	29.2
Stock issued for share-based incentive compensation	0.2	—	2.1	—	35.3	—	37.6	—	37.6
Repurchases of common stock	—	—	—	—	(217.0)	—	(217.0)	—	(217.0)
Recognition of deferred pension items, net of taxes	—	—	—	—	—	(10.7)	(10.7)	—	(10.7)
Foreign currency translation adjustments	—	—	—	—	—	(137.9)	(137.9)	—	(137.9)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	—	19.5	19.5	—	19.5
Settlement share transfer and excess tax benefit	—	—	(2.9)	—	—	—	(2.9)	—	(2.9)
Net earnings	—	—	—	486.4	—	—	486.4	—	486.4
Dividends on common stock ($0.61 per share)	—	—	—	(121.6)	—	—	(121.6)	—	(121.6)
Balance at December 31, 2016	$22.8	$—	$1,974.1	$1,040.0	$(1,478.1)	$(949.1)	$609.7	$—	$609.7

See accompanying notes to Consolidated Financial Statements.

(1)

In 2015, we recorded an out-of-period adjustment of $46.2 million related to excess tax benefits from the Settlement agreement. Refer to Note 16, “Income Taxes” of the Notes to Consolidated Financial Statements for further details.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2016	2015(2)(4)	2014(1)(2)(4)
Net earnings available to common stockholders	$486.4	$335.4	$258.1
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	214.0	213.3	266.7
Share-based incentive compensation	59.9	61.2	54.1
Profit sharing expense	24.6	36.0	36.7
Loss on debt redemption and refinancing activities	0.1	110.0	102.5
Remeasurement loss related to Venezuelan subsidiaries	3.4	33.1	20.4
Charges related to Venezuelan subsidiaries	46.0	—	—
Development grant matter	—	—	14.0
Impairment of equity method investment	—	—	5.7
Asset impairment	—	—	4.0
Provisions for bad debt	4.3	5.8	8.0
Provisions for inventory obsolescence	6.4	(0.2)	9.2
Gain from Claims Settlement	—	—	(21.1)
Deferred taxes, net	(61.7)	(22.6)	146.2
Excess tax benefit from common stock issued in the Settlement agreement(2)	—	(46.2)	(37.7)
Net loss (gain) on disposals of property and equipment and other	0.9	(3.3)	0.8
(Gain) loss on sale of business	1.9	(24.6)	—
Other non-cash items, net	(8.4)	4.9	0.4
Changes in operating assets and liabilities:
Trade receivables, net	(33.9)	36.7	(27.8)
Inventories	(17.1)	(38.3)	(48.7)
Accounts payable	228.0	81.4	140.1
Income tax receivable	7.3	32.2	(214.6)
Settlement agreement and related items(2)	—	235.2	(929.7)
Other assets and liabilities	(55.2)	(67.9)	(6.1)
Net cash provided by (used in) operating activities	906.9	982.1	(218.8)
Cash flows from investing activities:
Capital expenditures	(275.7)	(184.0)	(153.9)
Proceeds from sale of businesses	7.8	94.6	—
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	(5.8)	(27.5)	(3.6)
Proceeds from sales of property, equipment and other assets	4.9	32.9	16.1
Settlement of foreign currency forward contracts	(46.0)	24.0	15.1
Net cash used in investing activities	(314.8)	(60.0)	(126.3)
Cash flows from financing activities:
Net (payments) proceeds from short-term borrowings	(154.2)	111.2	79.1
Cash used as collateral on borrowing arrangements	3.6	(20.5)	(36.2)
Proceeds from long-term debt	—	855.0	2,282.6
Payments of long-term debt	(27.1)	(754.3)	(2,290.6)
Excess tax benefit from common stock issued in the Settlement agreement(2)	—	46.2	37.7
Dividends paid on common stock	(121.6)	(106.8)	(110.9)
Repurchases of common stock	(217.0)	(802.0)	(184.0)
Payments for debt issuance costs	—	(8.8)	(24.3)
Payments for debt extinguishment costs	(0.1)	(99.4)	(74.7)
Acquisition of common stock for tax withholding	(30.7)	(9.3)	(3.0)
Other financing activities	6.2	—	3.1
Net cash used in financing activities(3)	(540.9)	(788.7)	(321.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(39.2)	(60.4)	(37.4)
Net change in cash and cash equivalents	12.0	73.0	(703.7)
Balance, beginning of period	351.7	278.7	982.4
Net change during the period	12.0	73.0	(703.7)
Balance, end of period	$363.7	$351.7	$278.7
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$215.1	$229.7	$710.4
Income tax payments	$125.8	$101.6	$85.1
Stock appreciation rights payments (less amounts included in restructuring payments)	$1.9	$20.7	$21.1
Restructuring payments including associated costs	$66.1	$98.3	$108.1
Non-cash items:
Transfers of shares of our common stock from treasury for our 2015, 2014, and 2013 profit-sharing plan contributions	$37.6	$36.7	$33.2
Transfer of shares of our common stock as part of the funding of the Settlement agreement	$—	$—	$1.8

See accompanying notes to Consolidated Financial Statements.

(1)	Interest payments in 2014 include $416.6 million related to the Settlement agreement.
(2)

During the first quarter of 2015, the Company received the tax refund of $235.2 million related to the Settlement agreement payment.  During the first quarter of 2014, we used $929.7 million of cash to fund the cash portion of the Settlement agreement and related accrued interest. We recorded an excess tax benefit of $46.2 million as an out-of-period  adjustment in December 2015 and $37.7 million in December 2014 related to the 18 million shares of Common Stock issued in connection with the Settlement agreement. See Note 16 “Income Taxes” of the Notes to Consolidated Financial Statements for further discussion of the out-of-period  adjustment.

(3)

The Company early adopted ASU 2016-09 on a retrospective basis related to the classification of excess tax benefits on the Statement of Cash Flows, effective January 1, 2016, which resulted in an increase in operating cash flow of $6.8 million and a decrease in financing activities of $6.8 million for the year ended December 31, 2016 and an increase in operating cash flow of $13.1 million and a decrease in financing activities of $13.1 million for the year ended December 31, 2015. There was no impact on the year ended December 31, 2014. Refer to Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of the Notes to the Consolidated Financial Statements for further details.

(4)

Certain amounts related to external payment terms were misclassified in the Consolidated Balance Sheet as of December 31, 2015 and 2014. The revision of this item resulted in a decrease in accounts payable and an increase in short-term borrowings in each year. Additionally, due to changes in the accounting treatment of a factoring agreement the Company reclassified amounts from cash and cash equivalents to other receivables for the years ended December 31, 2015 and 2014. See Note 2 “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements under the heading “Reclassifications and Revisions” for further discussion of the revisions.

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

Reclassifications and Revisions

The Consolidated Balance Sheet as of December 31, 2015 has been revised to properly reflect asset retirement obligations.  This revision resulted in an increase to property and equipment, net, as well as other non-current liabilities of $15.0 million as of December 31, 2015.

For the years ended December 31, 2015 and 2014, certain amounts related to external payment terms were misclassified in the Consolidated Balance Sheet and Consolidated Statement of Cash Flows. The revision of this item resulted in a decrease of $6.4 million in accounts payable and an increase of $6.4 million in short-term borrowings as of December 31, 2014 and a decrease of $6.3 million in accounts payable and an increase of $6.3 million in short-term borrowings as of December 31, 2015 related to extended payment terms on a vendor agreement on the Consolidated Balance Sheet. The revision of these items on the Consolidated Statement of Cash Flows resulted in a decrease to cash used in operating activities and an increase to cash used in financing activities of $6.4 million for the year ended December 31, 2014 and an increase to cash provided by operating activities and a decrease to cash used in financing activities of $0.1 million for the year ended December 31, 2015.

Additionally, for the periods ended December 31, 2015 and 2014 reclassifications were made on the Consolidated Balance Sheet and Consolidated Statement of Cash Flows due to changes in the accounting treatment of a factoring agreement. As a result, the Company reclassified $6.7 million and $7.5 million from cash and cash equivalents to other receivables, respectively. This reclassification resulted in an increase in cash provided (used in) by operating activities of $0.8 million for the year ended December 31, 2015 and $2.4 million for the year ended December 31, 2014.

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

Financial Instruments

We may use financial instruments, such as cross-currency swaps, interest rate swaps, caps and collars, U.S. Treasury lock agreements and foreign currency exchange forward contracts and options relating to our borrowing and trade activities. We may use these financial instruments from time to time to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We do not purchase, hold or sell derivative financial instruments for trading purposes. We face credit risk if the counterparties to these transactions are unable to perform their obligations. Our policy is to have counterparties to these contracts that are rated at least BBB- by Standard & Poor’s and Baa3 by Moody’s.

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

See Note 12, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements for further details.

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

Our fair value measurements for our financial instruments are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect our estimates. See Note 13, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Consolidated Financial Statements for further details on our fair value measurements.

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

2014 Activity

In January 2014, the government expanded the use of the Supplementary Foreign Currency Administration System, known as the SICAD and created a new agency called the National Center of Foreign Commerce or CENCOEX which replaced the Commission for the Administration of Foreign Exchange or “CADIVI”.  In February 2014, the government opened a new exchange called SICAD 2, which would allow for more exchanges of U.S. dollars and allow more companies the ability to obtain U.S. dollars, including for dividend remittances.  This market began to operate on March 24, 2014.  Therefore, there were 4 legal mechanisms at this time to exchange Bolívars for U.S. dollars:

•	CENCOEX at the official rate of 6.3;
•	CENCOEX at the latest published SICAD auction rate;
•	SICAD 1 auction process at the awarded exchange rate; and
•	SICAD 2 at the negotiated exchange rate.

During 2014, we evaluated which legal mechanisms were available to each Venezuelan subsidiary to access U.S. dollars and also estimated the excess cash position over the next 18 months. We concluded that as of December 31, 2014 the excess cash position for our Venezuelan subsidiaries would be remeasured at the SICAD 2 rate, which was 49.9883 at December 31, 2014, since that would be the only mechanism available to access U.S. dollars to be able to make a dividend payment. For the remaining bolivar- denominated cash balances and all other bolivar-denominated monetary assets and liabilities, we determined that since we still had access to and were receiving U.S. dollars via the CENCOEX official rate of 6.3 we continued to remeasure these items at that rate as of December 31, 2014. For any U.S. dollar-denominated monetary asset or liability such amounts do not get remeasured at month-end since it is already an asset or liability denominated in U.S. dollars. However, such amounts were considered and included in the excess cash analysis and an evaluation of the applicable exchange mechanism such amounts could be obtained or settled at was considered. As a result of this evaluation, the Company reported a remeasurement loss of $20.4 million in 2014.

2015 Activity

In February 2015, the Venezuelan government announced a new foreign exchange platform called the Marginal Currency System or SIMADI.  The SIMADI basically replaced the SICAD 2 rate as noted above.  When this market opened on February 12, 2015 the rate was 170.0390 and then at December 31, 2015 it was 198.6986.  The SICAD 1 and the SICAD 2 were merged into the SICAD.  The opening rate was 12.0 for the SICAD and at December 31, 2015 it was 13.5. In addition, the CENCOEX will continue and provide preferential treatment for certain import operations such as food and medicines.

Since these changes were announced by the Venezuelan government, the new SIMADI market had very little activity and companies have not been able to access this market to obtain U.S. dollars.  In addition, the SICAD rate which is established via auctions had no auctions held since October 2014.  However, in June 2015 an auction was held for the automotive parts and school supplies industries.

Therefore, in 2015 there were three legal mechanisms to exchange bolivars for U.S. dollars:

•	CENCOEX at the official rate of 6.3;
•	SICAD auction process at the awarded exchange rate (opening rate at 12.0 and at December 31, 2015 it was 13.5); and
•	SIMADI at the negotiated rate (rate of 198.6986 at December 31, 2015).

At December 31, 2015, we evaluated which legal mechanisms were available to our Venezuelan subsidiaries to access U.S. dollars.  Starting June 2015 and at December 31, 2015, we concluded that we would use the SIMADI rate to remeasure our bolivar denominated monetary assets and liabilities since it was our only legally available option and our intent on a go-forward basis to utilize this market to settle any future transactions based on then current facts and circumstances. During 2015, the Company did not receive U.S. dollars via the CENCOEX official rate of 6.3.  We were only able to access the SIMADI market and only received minimal amounts of U.S. dollars. As a result of this evaluation, the Company reported a remeasurement loss of $33.1 million for the year ended December 31, 2015.

2016 Activity

On February 17, 2016, the Venezuelan government made further changes to the exchange rates including a further devaluation and on March 9, 2016 published in Exchange Agreement No. 35 further rules governing foreign exchange transactions which were effective March 10, 2016.  This includes the following key changes:

•	The preferential rate for essential goods and services was changed from 6.3 to 10.0 bolivars per U.S. dollar and is no longer called CENCOEX but is now the DIPRO;
•	The SICAD rate was eliminated which reduced the number of legal mechanisms from three down to only two; and
•	Eliminated the SIMADI rate which was replaced by the DICOM rate which will be allowed to float freely beginning at a rate of approximately 203.0 bolivars to U.S. dollar.

At December 31, 2016, we evaluated which legal mechanisms were available to our Venezuelan subsidiaries to access U.S. dollars.  As noted above, the SIMADI rate was replaced with the DICOM rate. Consistent with our evaluation completed in the first, second and third quarters of 2016, we concluded that we will continue to use the DICOM rate to remeasure our bolivar-denominated monetary assets and liabilities since it is our only legally available option and our intent on a go-forward basis to utilize this market if needed, to settle any future transactions based on current facts and circumstances. The DICOM rate as of December 31, 2016 was 673.7617.

We will continue to evaluate each reporting period the appropriate exchange rate to remeasure our financial statements based on the facts and circumstances as applicable.

During 2016, we were only able to access the SIMADI market (during the period the market was available) and only received minimal amounts of U.S. dollars during the first three months of 2016. We did not receive any U.S. dollars via the CENCOEX (at an official rate of 6.3) or the DIPRO (at an official rate of 10.0). We expect that we will only have limited access to the DIPRO market to settle certain past transactions. However, if the option becomes available to us to use the DIPRO in the future, the Company will consider this further, as needed. For any U.S. dollar-denominated monetary asset or liability, such amounts do not get remeasured at month-end since it is already an asset or liability denominated in U.S. dollars. As a result of this evaluation, the Company reported a remeasurement loss of $3.4 million for the year ended December 31, 2016.

Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country. Foreign exchange control regulations have affected our Venezuelan subsidiaries’ ability to obtain inventory and maintain normal production. This resulted in total costs of $53.0 million being incurred which included the following (i) a voluntary reduction in headcount including severance and termination benefits for employees of $0.3 million, (ii) depreciation and amortization expense related to fixed assets and intangibles of $4.8 million, (iii) inventory reserves of $0.9 million and (iv) income tax expense of $1.0 million and (v) the reclassification of $46.0 million of cumulative translation adjustment resulting in a charge to Net income as the Company’s decision to cease operations is similar to a substantially complete liquidation.

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

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net sales recognized by us in the period of adjustment. Charges for rebates and other allowances were approximately 10% of gross sales in 2016 and approximately 9% of gross sales in 2015 and 2014. We expect 2017 rebates and other allowances to be approximately the same percentage of gross sales as in 2016.

Shipping and Handling Costs

Costs incurred for the transfer and delivery of goods to customers are recorded as a component of cost of sales.

Research and Development

We expense research and development costs as incurred. Research and development costs were $130.8 million in 2016, $129.3 million in 2015 and $134.6 million in 2014.

Share-Based Incentive Compensation

At the 2014 Annual Meeting, the 2014 Omnibus Incentive Plan (the “Omnibus Plan”), was approved by our stockholders.  The Omnibus Plan replaced the 2005 Contingent Stock Plan, and no new awards were granted under that plan. Any awards outstanding under the 2005 Contingent Stock Plan on the date of stockholder approval of the Omnibus Plan will remain subject to and be paid under the 2005 Contingent Stock Plan, See Note 18, “Stockholders’ Equity,” of the Notes to the Consolidated Financial Statements for further information on this plan.

We record share-based compensation awards exchanged for employee services at fair value on the date of grant and record the expense for these awards in cost of sales and in selling, general and administrative expense, as applicable, on our Consolidated Statements of Operations over the requisite employee service period. Share-based incentive compensation expense includes an estimate for forfeitures and anticipated achievement levels and is generally recognized over the expected term of the award on a straight-line basis. The Company accelerates expense using a graded vesting schedule for employees who meet retirement eligibility requirements prior to the end of the award’s service period. For performance-based awards, the Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable. For market based awards, the fair value of the award is determined at the grant date and is recognized at 100% over the performance period regardless of actual market condition performance.

Environmental Expenditures

We expense or capitalize environmental expenditures that relate to ongoing business activities, as appropriate. We expense costs that relate to an existing condition caused by previous operations and which do not contribute to current or future net sales. We record liabilities when we determine that environmental assessments or remediation expenditures are probable and that we can reasonably estimate the associated cost or a range of costs.

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

See Note 16, “Income Taxes,” of the Notes to Consolidated Financial Statements for further discussion.

Cash and Cash Equivalents

We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Our policy is to invest cash in excess of short-term operating and debt service requirements in cash equivalents. Cash equivalents are stated at cost, which approximates fair value because of the short-term maturity of the instruments. Our policy is to transact with counterparties that are rated at least A- by Standard & Poor’s and A3 by Moody’s. Some of our operations are located in countries that are rated below A- or A3. In this case, we try to minimize our risk by holding cash and cash equivalents at financial institutions with which we have existing global relationships whenever possible, diversifying counterparty exposures and minimizing the amount held by each counterparty and within the country in total.

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

See Note 8, “Accounts Receivable Securitization Programs” of the Notes to Consolidated Financial Statements for further details.

Trade Receivables, Net

In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Trade receivables, which are included on the Consolidated Balance Sheets, are net of allowances for doubtful accounts. We maintain trade receivable allowances for estimated losses resulting from the likelihood of failure of our customers to make required payments. An additional allowance may be required if the financial condition of our customers deteriorate.

Inventories

During the fourth quarter of 2014, we changed the method of valuing our inventories that used the LIFO method to the FIFO method, so that all of our inventories are now determined using the FIFO method.  We state inventories at the lower of cost or market.  Costs related to inventories include raw materials, direct labor and manufacturing overhead which are included in cost of sales on the Consolidated Statements of Operations.

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

Asset Retirement Obligations

The company records asset retirement obligations at fair value at the time the liability is incurred if a reasonable estimate of fair value can be made. Accretion expense is recognized as an operating expense using the credit-adjusted risk-free interest rate in effect when the liability was recognized. The associated asset retirement obligations are capitalized as part of the carrying amount of the long-lived asset and depreciated over the estimated remaining useful life of the asset. The useful lives of property and equipment are discussed previously in the Property and Equipment, net section.

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

Identifiable intangible assets consist primarily of patents, licenses, trademarks, trade names, customer lists and relationships, non-compete agreements and technology based intangibles and other contractual agreements. We amortize finite lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, generally ranging from 3 to 15 years, on a straight-line basis to their estimated residual values and periodically review them for impairment. Total identifiable intangible assets comprise 10% and 11% in 2016 and 2015, respectively, of our consolidated total assets.

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

For indefinite-lived intangible assets, such as trademarks and trade names, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over the fair value, if any. In addition, in all cases of an impairment review we re-evaluate whether continuing to characterize the asset as indefinite-lived is appropriate. See Note 7, “Goodwill and Identifiable Intangible Assets” of the Notes to Consolidated Financial Statements for additional details.

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

Pensions

For a number of our U.S.  and international employees, we maintain defined benefit pension plans. We are required to make assumptions regarding the valuation of projected benefit obligations and the performance of plan assets for our defined benefit pension plans.

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

See Note 14, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” of the Notes to Consolidated Financial Statements for information about the Company’s benefit plans.

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

When calculating diluted net earnings per common share, the more dilutive effect of applying either of the following is presented: (a) the two-class method (described above) assuming that the participating security is not exercised or converted, or, (b) the treasury stock method for the participating security. Our diluted net earnings per common share for all periods presented was calculated using the two-class method since such method was more dilutive.

See Note 21, “Net Earnings Per Common Share,” of the Notes to Consolidated Financial Statements for further discussion.

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted. The Company elected to early adopt ASU 2016-09 in the third quarter of 2016 which required us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption.

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

Year Ended
December 31,
(In millions)	2016
Excess tax benefit	$18.1

ASU 2016-09 also requires excess tax benefits to be prospectively excluded from assumed future proceeds in the calculation of diluted shares.  As a result of the above changes, it resulted in an increase in the Company’s diluted weighted average number of common shares outstanding as follows:

Year Ended
December 31,
2016
Increase in diluted weighted average number of common shares outstanding	446,747

The changes resulted in an increase in basic and diluted EPS as follows:

Year Ended
December 31,
2016
Basic EPS prior to adoption of ASU 2016-09	$2.39
Basic EPS upon adoption of ASU 2016-09	$2.49

Diluted EPS prior to adoption of ASU 2016-09	$2.36
Diluted EPS upon adoption of ASU 2016-09	$2.46

Classification of Excess Tax Benefits on the Statement of Cash Flows

In addition, under ASU 2016-09, excess income tax benefits from stock-based compensation arrangements are classified as cash flows from operations, rather than as an inflow within financing activities and as an outflow within operating activities. The Company has elected to apply the cash flow classification guidance of ASU 2016-09 retrospectively. There was not a material impact on the year-end December 31, 2014. The retrospective impact on the Consolidated Statement of Cash Flows was as follows:

	Year Ended	Year Ended
	December 31,	December 31,
(In millions)	2016	2015
Impact on Net Cash provided by Operating Activities	$6.8	$13.1
Imapct on Net Cash used in Financing Activities	$(6.8)	$(13.1)

In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). This ASU will simplify the presentation of deferred tax assets and liabilities by requiring companies to classify all deferred tax as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 31, 2016 and interim periods within those annual periods. However, as early adoption is available, we adopted this standard as of December 31, 2015 with retrospective application.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments amounts are determined.  The ASU also requires that in the same period, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and will be applied prospectively for adjustments to provisional amounts that occur after that date.  We have adopted this amendment as of January 1, 2016 on a prospective basis as required and any adjustments to the provisional amounts identified during the measurement period were immaterial.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies to inventory valued at first-in, first-out (FIFO) or average cost.  ASU 2015-11 requires inventory to be measured at the lower of cost or net realizable value, rather than at the lower of cost or market.  ASU 2015-11 is effective on a prospective basis for annual periods, including interim reporting periods within those periods, beginning after December 15, 2016.  We have adopted this amendment as of January 1, 2017 and do not expect this to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  This ASU simplifies the presentation of debt issuance costs.  It requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 Emerging Issues Task Forces (“EITF”) Meeting (SEC Update) (“ASU 2015-15”). This ASU clarifies that, as line of credit arrangements were not specifically discussed in ASU 2015-03, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  ASU 2015-15 should be adopted concurrent with the adoption of ASU 2015-03.  The amendments in ASU 2015-03 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  We have adopted these standards as of January 1, 2016 with retrospective application. Adoption of ASU 2015-03 and ASU 2015-15 resulted in a decrease in other non-current assets of $35.9 million and a decrease in long-term debt of $35.9 million as of December 31, 2015 on the Consolidated Balance Sheet.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”).  This ASU helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement.  It provides guidance about whether a cloud computing arrangement includes a software license. We have adopted this amendment on January 1, 2016 on a prospective basis as required.   The adoption of ASU 2015-05 did not have a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic - 205-40) (“ASU 2014-15”).This ASU requires management to evaluate whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the standard requires management’s mitigation plans to alleviate the doubt or a statement of the substantial doubt about the entity’s ability to continue as a going concern to be disclosed in the financial statements. The amendments in ASU 2014-15 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We adopted this amendment on December 31, 2016. The adoption of ASU 2014-15 did not have a material impact on the financial statements

Recently Issued Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  ASU 2017-04 eliminates Step 2 as part of the goodwill impairment test.  The amount of the impairment charge to be recognized would now be the amount by which the carrying value exceeds the reporting unit’s fair value.  The loss to be recognized can not exceed the amount of goodwill allocated to that reporting unit.  The amendments in ASU 2017-04 are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017.  We are currently in the process of evaluating this new standard update.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”).  ASU 2017-01 provides a screen to determine when a set is not a business.  This screen states that when substantially all of the fair value of the group assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business.  The amendments in ASU 2017-01 are effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  Early application is permitted for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued. We are currently in the process of evaluating this new standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that entities include restricted cash and restricted cash equivalents with cash and cash equivalents in the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. The amendments in ASU 2016-18 are effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption, including adoption in interim periods, is permitted for all entities. Retrospective transition method is to be applied to each period presented.  We are currently in the process of evaluating this new standard update.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”).  ASU 2016-16 requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The amendments in ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods.  Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. We are currently in the process of evaluating this new standard update.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”). This ASU requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. We are currently in the process of evaluating this new standard update.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  This ASU requires equity investments except those under the equity method of accounting to be measured at fair value with the changes in fair value recognized in net income.  The amendment simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment.In addition, it also requires enhanced disclosures about investments.  The amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application for certain provisions is allowed but early adoption of the amendments is not permitted.  An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We are currently in the process of evaluating this new standard update.

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

The guidance permits two methods of adoption: full retrospective in which the standard is applied to all of the periods presented or modified retrospective where an entity will have to recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings.  We currently anticipate adopting the modified retrospective method.

Our efforts to adopt this standard to date have focused on contract analysis at a regional level. We currently estimate the most significant impact will be on the accounting for Free on Loan equipment in our Food Care division and global contracts in our Diversey Care division. Whereas today we do not recognize revenue on Free on Loan equipment, under the new standard, we anticipate allocating revenue to that equipment and treating it as a performance obligation. We are in the process of assessing the timing of when revenue assigned to Free on Loan equipment would be recognized. We have not completed our analysis at a segment level, and are in the process of quantifying the potential impact of the new standard.

Note 3 Divestitures and Acquisitions

Divestitures

Sale of North American foam trays and absorbent pads business

On April 1, 2015, we completed the sale of our North American foam trays and absorbent pads business to NOVIPAX, a portfolio company of Atlas Holdings LLC, for net proceeds of $75.6 million, net of certain purchase price adjustments of $5.9 million and subject to final purchase price adjustment. After transaction costs of $7.0 million, we recorded a $26.5 million pre-tax gain on sale of business, which is included in (Loss) gain on sale of business, net in the Consolidated Statement of Operations for the year ended December 31, 2015. Subsequent to December 31, 2015, we recorded an additional pre-tax loss on the sale of business primarily due to additional transaction costs of $0.2 million.  This resulted in cumulative transaction costs of $7.2 million. This resulted in a cumulative pre-tax gain of $26.3 million on the sale of business. The decision to sell this business was consistent with the Company's overall strategy to focus on innovation and differentiation in its portfolio of products within the flexible packaging industry.  The sale included our manufacturing facilities in Paxinos and Reading, PA, Indianapolis, IN, Rockingham, NC, and Grenada, MS .

The North American foam trays and absorbent pads business was part of the Company’s Food Care division. The disposal of the North American foam trays and absorbent pads business did not qualify as a discontinued operation.

The carrying amounts of assets and liabilities at disposition on April 1, 2015 are excluded from our Consolidated Balance Sheet as of December 31, 2015. The carrying value of the major classes of assets and liabilities for the business at the date of disposition were as follows:

April 1,
(In millions)	2015
Assets:
Inventories	$15.2
Prepaid expenses	0.1
Property and equipment, net	22.6
Goodwill	6.9
Assets	$44.8

Liabilities:
Accrued liabilities	2.7
Liabilities	$2.7

For the years ended December 31, 2015 and 2014, the North American foam trays and absorbent pads businesses contributed approximately $52.9 million and $213.9 million of net sales; and $10.3 million and $37.4 million of earnings before income taxes, respectively, which excludes certain allocated costs, including corporate support services, for which the Company would normally include in measuring its performance.

Sale of European food trays business

On November 1, 2015, we completed the sale of our European food trays business to Faerch Plast A/S, a European food packaging solutions provider, for net proceeds at that time of €17.6 million or approximately $19.0 million, net of certain purchase price adjustments of €1.7 million or approximately $1.9 million. We recorded a $13.1 million pre-tax loss on the sale of business, which is included in (Loss) gain on sale of business, net in the Consolidated Statement of Operations for the year ended December 31, 2015.

The net proceeds excluded contingent consideration which will be received if certain performance targets are met. This transaction follows the sale of our North American foam trays and absorbent pads business in April 2015 and is aligned with our continued commitment to a disciplined approach to portfolio management strategy. The European sale included the manufacturing facilities in Poole, UK and Bunol, Spain.    Subsequent to December 31, 2015, we recorded an additional pre-tax loss on the sale of business primarily due to a reduction in the net proceeds of $1.6 million.  This resulted in cumulative net proceeds of €16.5 million or approximately $17.7 million.

The European food trays business was part of the Company’s Food Care division.  The European food trays business met the held for sale criteria in the fourth quarter of 2015 prior to its disposition. The disposal of the European food trays business did not qualify as a discontinued operation.

The carrying amounts of assets and liabilities at disposition on November 1, 2015 are excluded from our Consolidated Balance Sheet as of December 31, 2015. The carrying value of the major classes of assets and liabilities for the business at the date of disposition were as follows:

November 1,
(In millions)	2015
Assets:
Receivables, net	$0.2
Inventories, net	6.0
Other current assets	0.8
Property and equipment, net	22.4
Goodwill	1.5
Other non-current assets	0.4
Assets	$31.3

Liabilities:
Accounts payable	1.6
Accrued liabilities	2.1
Other current liabilities	0.6
Long term debt	0.4
Other non-current liabilities	0.1
Liabilities	$4.8

For the years ended 2015 and 2014, the European food trays business contributed approximately $48.7 million and $70.9 million of net sales; and $6.9 million and $5.2 million of earnings before income taxes, respectively, which excludes certain allocated costs, including corporate support services for which the Company would normally include in measuring its performance.

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

The fair value of the consideration transferred was $17.9 million which included cash paid of $8.5 million and $9.4 million related to the fair value of contingent consideration. We recorded the fair value of the assets acquired and liabilities assumed on the acquisition date, which included $11.0 million of intangible assets. Goodwill of $6.6 million was recorded and 100% will be deductible for tax purposes.

The contingent consideration, which is classified as a liability, includes an estimate of earnout fees to be paid out in cash to the seller over a 10 year period based on various percentages of net sales over the 10 year period. Since it is classified as a liability, we must remeasure to fair value each reporting period. The fair value of the liability as of December 31, 2016 and 2015 was $7.3 million and $9.8 million, respectively,  primarily included in non-current liabilities on the Consolidated Balance Sheet. The change due to fair value of $2.2 million in 2016 and $0.5 million in 2015 was recognized in selling, general and administrative expenses. The valuation of the contingent consideration is based on a probability weighted projection of payments over the applicable remaining period using the deterministic method. These projections are based on our internal forecast of the business performance and since this is an unobservable input used in the fair value measurement it would be considered a Level 3 input (as defined in Note 13, “Fair Value Measurements and Other Financial Instruments”). In addition, the probability weighted earnout payments were present valued using factors to consider the risk associated with achievement of the sales forecast and the credit risk associated with the payments.

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

The fair value of the consideration transferred was $19.0 million which included an immaterial amount related to the fair value of contingent consideration. We recorded the fair value of the assets acquired and liabilities assumed on the acquisition date, which included $15.3 million of intangible assets. Goodwill of $6.4 million was recorded and none will be deductible for tax purposes.

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

We allocate and disclose depreciation and amortization expense to our segments, although property and equipment, net is not allocated to the segment assets, nor is depreciation and amortization included in the segment performance metric Adjusted EBITDA. We also disclose restructuring and other charges and impairment of goodwill and other intangible assets by segment, although these items are not included in the segment performance metric Adjusted EBITDA since restructuring and other charges and impairment of goodwill and other intangible assets are categorized as Special Items as outlined in the table reconciling U.S. GAAP net earnings to Non-U.S. GAAP Total Company Adjusted EBITDA set forth below. The accounting policies of the reportable segments and Other are the same as those applied to the Consolidated Financial Statements.

The following tables show net sales and Adjusted EBITDA by our segment reporting structure:

	Year Ended December 31,
(In millions)	2016	2015	2014
Net Sales:
Food Care	$3,222.1	$3,405.1	$3,835.3
As a % of Total Company net sales	47.5%	48.4%	49.5%
Diversey Care	1,963.2	1,999.1	2,173.1
As a % of Total Company net sales	29.0%	28.4%	28.0%
Product Care(1)	1,523.7	1,553.6	1,662.6
As a % of Total Company net sales	22.5%	22.1%	21.5%
Other(1)	69.3	73.7	79.5
Total Company Net Sales	6,778.3	7,031.5	7,750.5

	Year Ended December 31,
(In millions)	2016	2015	2014
Adjusted EBITDA:
Food Care	$661.1	$689.8	$670.2
Adjusted EBITDA Margin	20.5%	20.3%	17.5%
Diversey Care	251.3	231.9	245
Adjusted EBITDA Margin	12.8%	11.6%	11.3%
Product Care(1)	331.8	324.1	293.7
Adjusted EBITDA Margin	21.8%	20.9%	17.7%
Other(1)	(87.2)	(71.7)	(90.6)
Non-U.S. GAAP Total Company Adjusted EBITDA	1,157.0	1,174.1	1,118.3
Adjusted EBITDA Margin	17.1%	16.7%	14.4%

(1)

As of January 1, 2016, our Kevothermal business was moved from Other to our Product Care Segment. This resulted in a reclassification of $13.1 million of net sales and $3.1 million of adjusted EBITDA for the year ended December 31, 2015 and $7.6 million of net sales and $1.0 million of adjusted EBITDA for the year ended December 31, 2014.

The following table shows a reconciliation of U.S. GAAP net earnings to Non-U.S. GAAP Total Company Adjusted EBITDA:

	Year Ended December 31,
(In millions)	2016	2015	2014
Net earnings	$486.4	$335.4	$258.1
Interest expense	(213.1)	(227.7)	(287.7)
Income tax provision(1)	79.5	90.5	9.1
Depreciation and amortization(4)	(278.2)	(274.5)	(320.8)
Depreciation and amortization adjustments(1)(2)	5.4	0.2	2.1
Special Items:
Restructuring and other charges(1)(5)	(12.9)	(78.3)	(65.7)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(28.0)	(42.9)	(35.8)
Development grant matter included in selling, general and administrative expenses	—	—	(14.0)
Termination of licensing agreement	—	—	(5.3)
SARs	0.1	(3.9)	(8.1)
Impairments of equity method investment	—	—	(5.7)
Foreign currency exchange (loss) gains related to Venezuelan subsidiaries	(3.4)	(33.1)	(20.4)
Charges related to ceasing operations in Venezuela(1)	(52.1)	—	—
Loss on debt redemption and refinancing activities	(0.1)	(110.0)	(102.5)
Gain from Settlement agreement in 2014 and related costs	—	—	21.1
(Loss) gain on sale of North American foam trays and absorbent pads business and European food trays business	(1.8)	13.4	—
Non-operating charge for contingent guarantee included in other income (expense), net	—	—	(2.5)
(Loss) gain related to the sale of other businesses, investments and property, plant and equipment	(1.6)	11.1	(5.1)
Charges incurred related to pursuit of strategic alternatives of New Diversey	(6.7)	—	—
Other Special Items(3)	1.3	(2.5)	(0.7)
Pre-tax impact of Special Items	(105.2)	(246.2)	(244.7)
Non-U.S. GAAP Total Company Adjusted EBITDA	$1,157.0	$1,174.1	$1,118.3

(1)

Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country. Refer to Note 2 “Summary of Significant Accounting Policies and Recently Issued Accounting Standards “ of the Notes to Consolidated Financial Statements for further details.

(2)

This includes accelerated depreciation of non-strategic assets related to restructuring programs which were $0.6 million, $0.2 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)

Other Special Items for the year ended December 31, 2016 primarily included a reduction in a non-income tax reserve following the completion of a governmental audit partially offset by legal fees associated with restructuring and acquisitions. Other Special Items for the year ended December 31, 2015 primarily included legal fees associated with restructuring and acquisitions. Other Special Items for the year ended December 31, 2014 primarily included legal fees associated with restructuring and acquisitions.

(4)	Depreciation and amortization by segment is as follows:

	Year Ended December 31,

(In millions)	2016	2015	2014
Food Care	$102.4	$107.9	$121.3
Diversey Care	94.6	105.5	126.3
Product Care	40.1	37.4	41.4
Other	41.1	23.7	31.8
Total Company depreciation and amortization(i)	$278.2	274.5	320.8

(i)	Includes share-based incentive compensation of $62.9 million in 2016, $61.2 million in 2015, and $54.1 million in 2014.
(5)	Restructuring and other charges by segment were as follows:

	Year Ended December 31,
(In millions)	2016	2015	2014
Food Care	$6.2	$37.9	$27.3
Diversey Care	3.7	22.2	24.3
Product Care	2.9	17.2	13.6
Other	0.1	1.0	0.5
Total Company restructuring and other charges(i)	$12.9	$78.3	$65.7

(i)	For the year ended December 31, 2016 restructuring and other charges excludes $0.3 million related to severance and termination benefits for employees in our Venezuelan subsidiaries.

Assets by Reportable Segments

The following table shows assets allocated by our segment reporting structure. Only assets which are identifiable by segment and reviewed by our chief operating decision maker by segment are allocated to the reportable segment assets, which are trade receivables, net, and finished goods inventories, net. All other assets are included in “Assets not allocated.”

	December 31,	December 31,
(In millions)	2016	2015
Assets:
Trade receivables, net, and finished goods inventories, net
Food Care	$599.6	$522.4
Diversey Care	451.9	440.3
Product Care(1)	261.5	221.9
Other(1)	13.9	12.5
Total segments and other	1,326.9	1,197.1
Assets not allocated
Cash and cash equivalents	363.7	351.7
Property and equipment, net	1,060.3	945.7
Goodwill	2,855.6	2,909.5
Intangible assets, net	710.1	784.3
Assets held for sale	3.3	10.3
Other	1,069.2	1,206.4
Total	$7,389.1	$7,405.0

(1)

As of January 1, 2016, our Kevothermal business was moved from Other to our Product Care Segment. This resulted in a re-classification of $2.3 million of assets from Other to Product Care Segment for the year ended December 31, 2015.

Allocation of Goodwill and Identifiable Intangible Assets to Reportable Segments

Our management views goodwill and identifiable intangible assets as corporate assets, so we do not allocate their balances to the reportable segments. However, we are required to allocate their balances to each reporting unit to perform our annual impairment review, which we do during the fourth quarter of the year using a measurement date of October 1st. See Note 7, “Goodwill and Identifiable Intangible Assets,” of the Notes to Consolidated Financial Statements for the allocation of goodwill and identifiable intangible assets and the changes in their balances in the year ended December 31, 2016 by our segment reporting structure, and the details of our impairment review.

Geographic Information

	Year Ended December 31,
(In millions)	2016	2015	2014
Net sales(1):
North America(3)	$2,852.8	$2,923.2	$3,071.9
EMEA	2,302.5	2,410.4	2,783.2
Latin America	641.1	695.8	807.5
APAC	981.9	1,002.1	1,087.9
Total	$6,778.3	$7,031.5	$7,750.5

Total long-lived assets(1)(2):
North America	$708.2	$585.7
EMEA	370.3	385.5
Latin America	114.9	127.0
APAC	204.2	192.6
Total(4)	$1,397.6	$1,290.8

(1)

Net sales to external customers attributed to geographic areas represent net sales to external customers based on destination. No non-U.S. country accounted for net sales in excess of 10% of consolidated net sales for the years ended December 31, 2016, 2015, or 2014 or long-lived assets in excess of 10% of consolidated long-lived assets at December 31, 2016 and 2015.

(2)	Total long-lived assets represent total assets excluding total current assets, deferred tax assets, goodwill and intangible assets.
(3)

Net sales to external customers within the U.S. were $2,635.2 million for the year ended December 31, 2016, $2,685.3 million for the year ended December 31, 2015 and $2,797.5 million for the year ended December 31, 2014.

(4)

As of January 1, 2016, we have adopted ASU 2015-03 and ASU 2015-15 with retrospective application. This resulted in a reclassification of $35.9 million from other non-current assets to long-term debt, less current portion for debt issuance costs as of December 31, 2015. Additionally, property and equipment, net, and other non-current liabilities as of December 31, 2015, have been revised to properly reflect asset retirement obligations. This resulted in an increase to property and equipment, net and other non-current liabilities of $15.0 million.Refer to Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of the Notes to the Consolidated Financial Statements for further details.

Note 5 Inventories

The following table details our inventories:

	December 31,	December 31,
(In millions)	2016	2015
Inventories, net:
Raw materials	$115.3	$109.6
Work in process	116.4	112.4
Finished goods	428.2	438.8
Total	$659.9	$660.8

For the year ended December 31, 2016 cost of sales included a $6.8 million reimbursement of previously incurred environmental expenses, of which $5.6 million impacted the Diversey Care division.

Note 6 Property and Equipment, net

The following table details our property and equipment.

	December 31,	December 31,
(In millions)	2016	2015(1)
Land and improvements	$88.3	$86.7
Buildings	665.0	606.2
Machinery and equipment(2)	2,183.9	2,141.3
Other property and equipment	151.2	139.9
Construction-in-progress(2)	227.5	190.7
Property and equipment, gross	3,315.9	3,164.8
Accumulated depreciation and amortization(3)	(2,255.6)	(2,219.1)
Property and equipment, net	$1,060.3	$945.7

(1)	Amounts related to asset retirement obligations were recorded as of December 31, 2015. This resulted in an increase to property and equipment, net and other non-current liabilities of $15.0 million.
(2)

As of December 31, 2015, amounts related to fixed assets in North America remained in construction-in-progress after the assets had been capitalized. As a result, $4.2 million should have been reclassified from construction-in-progress to machinery and equipment.

(3)

As of December 31, 2016, this amount includes $0.5 million related to the accelerated depreciation and amortization of fixed assets related to ceasing operations in Venezuela. See Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” under the Impact of Inflation and Currency Fluctuation  section of the Notes to Consolidated Financial Statements for further details.

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment for the years ended December 31.

	Year Ended December 31,
(In millions)	2016	2015	2014
Interest cost capitalized	$11.0	$5.4	$6.2
Depreciation and amortization expense for property and equipment	$120.5	$124.6	$147.8

Note 7 Goodwill and Identifiable Intangible Assets

Goodwill

We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year, using a measurement date of October 1st, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. While we are permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for our annual goodwill impairment test in the fourth quarter of 2016, 2015 and 2014, we performed a quantitative test for all of our reporting units that have goodwill allocated.

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

2016, 2015 and 2014 Annual Impairment Test

During the fourth quarters of 2016, 2015 and 2014, we completed step one of our annual goodwill impairment test for our reporting units. We concluded that the fair values of these reporting units were above their carrying values and, therefore, there was no indication of impairment in either year.

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

Allocation of Goodwill to Reporting Units

The following table shows our goodwill balances by our segment reporting structure:

(In millions)	Food Care	Diversey Care	Product Care	Other(1)	Total
Gross Carrying Value at December 31, 2015	$804.3	$1,820.9	$1,373.7	$1.6	$4,000.5
Accumulated impairment	(208.0)	(883.0)	—	—	(1,091.0)
Carrying Value at December 31, 2015	$596.3	$937.9	$1,373.7	$1.6	$2,909.5
Acquisition	8.4	—	—	—	8.4
Dispositions	—	—	(1.1)	—	(1.1)
Currency translation	(14.3)	(46.2)	(0.5)	(0.2)	(61.2)
Gross Carrying Value at December 31, 2016	798.4	1,774.7	1,372.1	1.4	3,946.6
Accumulated impairment	(208.0)	(883.0)	—	—	(1,091.0)
Carrying Value at December 31, 2016	$590.4	$891.7	$1,372.1	$1.4	$2,855.6

(1)	Represents goodwill of our Medical Applications reporting unit.

The excess of estimated fair values over carrying value, including goodwill for each of our reporting units that had goodwill as of the 2016 annual impairment test were the following:

% by Which Estimated Fair value
Reporting Unit	exceeds Carrying Value
Food Care — Packaging Solutions	451%
Food Care — Hygiene Solutions	247%
Diversey Care	92%
Product Care	124%
Medical Applications(1)	539%

(1)	Included in the “Other” category for segment reporting purposes – See Note 4, “Segments,” of the Notes to Consolidated Financial Statements for a description of our reportable segments.

As noted above, the fair value determined under step one of the goodwill impairment test completed in the fourth quarter of 2016 exceeded the carrying value for each reporting unit.  Therefore, there was no impairment of goodwill. However, if the fair value decreases in future periods, the Company may fail step one of the goodwill impairment test and be required to perform step two. In performing step two, the fair value would have to be allocated to all of the assets and liabilities of the reporting unit. Therefore, any potential goodwill impairment charge would be dependent upon the estimated fair value of the reporting unit at that time and the outcome of step two of the impairment test. The fair values of the assets and liabilities of the reporting unit, including the intangible assets could vary depending on various factors.

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

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives:

	December 31, 2016				December 31, 2015
	Gross				Gross
	Carrying	Accumulated	Accumulated		Carrying	Accumulated	Accumulated
(In millions)	Value	Amortization	Impairment	Net	Value	Amortization	Impairment	Net
Customer relationships(1)	$828.7	$(299.9)	$(148.9)	$379.9	$846.2	$(249.4)	$(148.9)	$447.9
Trademarks and tradenames	1.8	(0.8)	—	1.0	1.7	(0.4)	—	1.3
Capitalized software	165.9	(137.4)	—	28.5	143.0	(125.3)	—	17.7
Technology	141.2	(78.1)	(22.2)	40.9	141.9	(65.0)	(22.2)	54.7
Contracts	42.3	(33.6)	—	8.7	42.8	(31.2)	—	11.6
Total intangible assets with definite lives	1,179.9	(549.8)	(171.1)	459.0	1,175.6	(471.3)	(171.1)	533.2
Trademarks and tradenames with indefinite lives(2)	881.3	—	(630.2)	251.1	881.3	—	(630.2)	251.1
Total identifiable intangible assets	$2,061.2	$(549.8)	$(801.3)	$710.1	$2,056.9	$(471.3)	$(801.3)	$784.3

(1)

As of December 31, 2016 this amount includes $4.3 million related to the accelerated amortization of intangible assets related to ceasing operations in Venezuela. Refer to Note 2 “Summary of Significant Accounting Policies and Recently Issued Accounting Standards “ of the Notes to Consolidated Financial Statements for further details.

(2)	The intangible assets include $251.1 million of trademarks and trade names that we have determined to have indefinite useful lives, primarily acquired in connection with the acquisition of Diversey.

The following table shows the remaining estimated future amortization expense at December 31, 2016.

Year	Amount (in millions)
2017	$87.7
2018	70.1
2019	56.3
2020	53.8
Thereafter	191.1
Total	$459.0

Amortization expense was $94.9 million in 2016, $88.7 million in 2015 and $118.9 million in 2014.

The following table shows the remaining weighted average useful life of our definite lived intangible assets as of December 31, 2016.

Remaining weighted average useful lives
Customer relationships	8.2
Trademarks and trade names	5.1
Technology	3.2
Contracts	7.2
Total intangible assets with definite lives	7.4

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

As of December 31, 2016, the maximum purchase limit for receivable interests was $90.0 million, subject to the availability limits described below.

The amounts available from time to time under this program may be less than $90.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During the year ended December 31, 2016, the level of eligible assets available under the program was lower than $90.0 million primarily due to certain required reserves against our receivables. As a result, the amount available to us under the program was $73.8 million at December 31, 2016. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

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

As of December 31, 2016, the maximum purchase limit for receivable interests was €110.0 million, ($115.7 million equivalent at December 31, 2016) subject to availability limits.  The terms and provisions of this program are similar to our U.S. program discussed above. As of December 31, 2016, the amount available under this program before utilization was €108.5 million ($114.1 million equivalent as of December 31, 2016).

This program expires annually in February and is renewable. The planned maturity in February 2017 was extended to September 2017.

Utilization of Our Accounts Receivable Securitization Programs

As of December 31, 2016, there were no amounts outstanding under our U.S. and European programs. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. Total interest expense related to the use of these programs was $1.3 million for the year ended December 31, 2016, less than $1.0 million for the year ended December 31, 2015 and $2.0 million for the year ended December 31, 2014.

Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at December 31, 2016.

As of December 31, 2015, the total amount of borrowings was $67.0 million under our U.S. program and €70.1 million ($76.7 million equivalent as of December 31, 2015) under our European program.

Note 9 Restructuring and Relocation Activities

Consolidation of Restructuring Programs

As reported in our 2015 Form 10-K, our December 2011 Integration and Optimization Program (“IOP”) is substantially complete and did not significantly impact 2016. The May 2013 Earnings Quality Improvement Program (“EQIP”) and the December 2014 Fusion program had significant activity in 2016.

In the first quarter of 2016, the Board of Directors agreed to consolidate the remaining activities of all restructuring programs to create a single program to be called the “Sealed Air Restructuring Program” or the “Program.”

The Program consists of a portfolio of restructuring projects across all of our divisions as part of our transformation of Sealed Air into a knowledge-based company, including reductions in headcount, and relocation of certain facilities and offices, which primarily reflects the relocation of our global headquarters to Charlotte, North Carolina, including the headquarters for our divisions, research and development facilities, and corporate offices. By December 31, 2017, we anticipate approximately 1,300 jobs will have been relocated to Charlotte primarily from our former corporate headquarters in Elmwood Park, New Jersey; and facilities in Saddle Brook, New Jersey; Racine, Wisconsin; and, Duncan and Greenville, South Carolina. The cost of the Charlotte campus is estimated to be approximately $120.0 million.

Program metrics are as follows:

Sealed Air Restructuring Program
Approximate positions eliminated by the Program	1,950
Estimated Program Costs (in millions):
Costs of reduction in headcount as a result of reorganization	$235-$245
Other expenses associated with the Program	155-160
Total expense	$390-$405
Capital expenditures	250-255
Proceeds, foreign exchange and other cash items	(70)-(75)
Total estimated net cash cost	$570-$585
Program to Date Cumulative Expense (in millions):
Costs of reduction in headcount as a result of reorganization	$226
Other expenses associated with the Program	105
Total Cumulative Expense	$331
Cumulative capital expenditures	$214

The following table details our restructuring activities as reflected in the Statement of Operations for the twelve months ended December 31, 2016, 2015 and 2014:

	Three Years Ended
	December 31,
(In millions)	2016	2015	2014
Other associated costs	$28.0	$42.9	$35.8
Restructuring charges	12.9	78.3	65.7
Total	$40.9	$121.2	$101.5
Capital Expenditures	$123.5	$52.0	$28.0

The restructuring accrual, spending and other activity for the year ended December 31, 2016 and the accrual balance remaining at December 31, 2016 related to the Program were as follows:

(In millions)
Restructuring accrual at December 31, 2015	$76.3
Accrual and accrual adjustments	12.9
Cash payments during 2016	(39.3)
Effect of changes in foreign currency exchange rates	(2.5)
Restructuring accrual at December 31, 2016	$47.4

We expect to pay $44.8 million of the accrual balance remaining at December 31, 2016 within the next twelve months. This amount is included in accrued restructuring costs on the Consolidated Balance Sheet at December 31, 2016. The majority of the remaining accrual of $2.6 million is expected to be paid in 2018.  This amount is included in other non-current liabilities on our Consolidated Balance Sheet at December 31, 2016.

Note 10 Other Current and Non-Current Liabilities

The following tables detail our other current liabilities and other non-current liabilities at December 31, 2016 and 2015:

	December 31,	December 31,
(In millions)	2016	2015
Other current liabilities:
Accrued salaries, wages and related costs	$248.3	$288.4
Accrued operating expenses	254.4	240.6
Income taxes payable	57.6	49.7
Accrued customer volume rebates	164.2	165.6
Accrued interest	37.9	38.8
Accrued employee benefit liability	5.3	6.6
Total	$767.7	$789.7

	December 31,	December 31,
(In millions)	2016	2015
Other non-current liabilities:
Accrued employee benefit liability	$363.3	$378.1
Other postretirement liability	53.2	62.2
Other various liabilities(1)	254.7	288.7
Total	$671.2	$729.0

(1)

Property and equipment, net, and other non-current liabilities as of December 31, 2015, have been revised to properly reflect asset retirement obligations. This resulted in an increase to property and equipment, net and other non-current liabilities of $15.0 million. See Note 2 “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements under the heading “Reclassifications and Revisions” for further discussion of the revisions.

Note 11 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth on the following table:

	December 31,	December 31,
(In millions)	2016	2015(3)
Short-term borrowings (1)	$92.6	$248.2
Current portion of long-term debt (2)	328.1	46.6
Total current debt	420.7	294.8
Term Loan A due July 2017(2)	—	249.7
Term Loan A due July 2019(2)	992.2	1,058.9
6.50% Senior Notes due December 2020	423.1	422.7
4.875% Senior Notes due December 2022	419.6	418.9
5.25% Senior Notes due April 2023	419.7	419.0
4.50% Senior Notes due September 2023	416.7	432.9
5.125% Senior Notes due December 2024	420.2	419.7
5.50% Senior Notes due September 2025	396.4	396.1
6.875% Senior Notes due July 2033	445.3	445.2
Other	5.1	3.7
Total long-term debt, less current portion(5)	3,938.3	4,266.8
Total debt(4)(6)	$4,359.0	$4,561.6

(1)

Short-term borrowings of $92.6 million at December 31, 2016 are comprised of borrowings outstanding under various lines of credit. Short-term borrowings at December 31, 2015 are comprised primarily of $67.0 million of borrowings outstanding under our U.S. accounts receivable securitization program, $76.7  million of borrowings outstanding under our European accounts receivable securitization program, and $104.5 million borrowings outstanding under various lines of credit. As of December 31, 2016 and 2015, there were $52.9 million and $56.5 million of cash held on deposit, respectively, as a compensating balance for certain short-term borrowings.

(2)	The Term Loan A facilities due in July 2017 and the July 2019 prepayments are included in the current portion of long-term debt.
(3)

As of January 1, 2016, we have adopted ASU 2015-03 and ASU 2015-15 which resulted in $35.9 million of unamortized debt issuance costs being reclassified from other non-current assets to long-term debt as of December 31, 2015. See Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements for additional information related to this adoption.

(4)

As of December 31, 2016, our weighted average interest rate on our short-term borrowings outstanding was 4.8% and on our long-term debt outstanding was 4.7%. As of December 31, 2015, our weighted average interest rate on our short-term borrowings outstanding was 3.4% and on our long-term debt outstanding was 4.6%.

(5)	Amounts are net of unamortized discounts and issuance costs of $36.7 million as December 31, 2016 and $42.9 million as of December 31, 2015.
(6)	Long-term debt instruments are listed in order of priority.

Senior Notes

2015 Activity

In the second quarter 2015, Sealed Air issued $400 million of 5.50% Senior Notes due September 15, 2025 and €400 million of 4.50% Senior Notes due September 15, 2023.  The proceeds from these notes were used to repurchase the Company’s $750 million 8.375% Notes due September 2021.  The aggregate repurchase price was $866 million, which included the principal amount of $750 million, a premium of $99 million and accrued interest of $17 million.  We recognized a total pre-tax loss of $110 million on the repurchase, which included the premiums mentioned above. Also included in the loss on debt redemption was $11 million of accelerated amortization of original non-lender fees related to the 8.375% Senior Notes. We also capitalized $8 million of non-lender fees incurred in connection with the 5.50% Senior Notes and 4.50% Senior Notes that are included in long-term debt, less current portion on our Consolidated Balance Sheet.

2014 Activity

In the fourth quarter 2014, Sealed Air issued $425 million of 4.875% Senior Notes due December 1, 2022 and $425 million of 5.125% Senior Notes due December 1, 2024.  The proceeds from this note were used to repurchase the company’s $750 million 8.125% Notes due September 2019.  The aggregate repurchase price was $837 million, which included the principal amount of $750 million, a premium of $75 million and accrued interest of $12 million.  We recognized a total pre-tax loss of $84 million on the repurchase, which included the premiums mentioned above. Also included in the loss on debt redemption was $9 million of accelerated amortization of original non-lender fees related to the 8.125% Senior Notes. We also capitalized $13 million of non-lender fees incurred in connection with the 4.875% Senior Notes and 5.125% Senior Notes that are included in long-term debt, less current portion on our Consolidated Balance Sheet.

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

On August 29, 2014, we completed the $100 million delayed draw of the Term Loan A facility. In connection with this loan, we also entered into interest rate and currency swaps in a notional amount of $100 million, which convert our floating U.S. dollar-denominated obligation under the Term Loan A into a fixed rate Brazilian real-denominated obligation. The first $20 million interest rate and currency swap matured on September 30, 2016.

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

	December 31,	December 31,
(In millions)	2016	2015
Used lines of credit (1)(2)	$92.6	$248.2
Unused lines of credit	1,166.7	1,039.9
Total available lines of credit(3)	$1,259.3	$1,288.1

(1)	Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.
(2)	As of December 31, 2016 and 2015, there were $52.9 million and $56.5 million of cash held on deposit, respectively, as a compensating balance for certain short-term borrowings.
(3)	Of the total available lines of credit, $887.8 million were committed as of December 31, 2016.

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Second Amended and Restated Credit Agreement). We were in compliance with the above financial covenants and limitations at December 31, 2016 and 2015.

Debt Maturities

The following table summarizes the scheduled annual maturities for the next five years and thereafter of our long-term debt, including the current portion of long-term debt and capital leases. This schedule represents the principle portion of our debt, and therefore excludes debt discounts, interest rate swaps and lender and finance fees.

Year	Amount (in millions)
2017	$328.1
2018	75.9
2019	927.1
2020	425.9
2021	0.1
Thereafter	2,546.1
Total	$4,303.2

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

Foreign Currency Forward Contracts Designated as Cash Flow Hedges

The primary purpose of our cash flow hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material purchases that are denominated in foreign currencies in order to minimize the impact of the changes in foreign currencies. We record gains and losses on foreign currency forward contracts qualifying as cash flow hedges in other comprehensive income to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains and losses in cost of sales on our Consolidated Statements of Operations. Cash flows from derivative financial instruments are classified as cash flows from operating activities on the Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months.

Net unrealized after-tax gains (losses) related to these contracts that were included in other comprehensive income were $1.6 million, $5.9 million and $3.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

We estimate that $5.2 million of net unrealized derivative gains included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next twelve months.

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

At December 31, 2016, and December 31, 2015, we had no outstanding interest rate swaps.

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

The €400 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the fair value of the debt was $29.2 million ($18.1 million after tax) as of December 31, 2016, and is reflected in long-term debt on our Consolidated Balance Sheet.

In March 2015, we entered into a series of cross-currency swaps with a combined notional amount of $425 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates.  The fair value of this hedge as of December 31, 2016 was $(5.3) million ($(3.3) million after tax) on our Consolidated Balance Sheet.  Semi –annual interest settlements resulted in AOCI of $13.9 million ($8.6 million after tax).

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

Fair Value of Derivative Instruments

See Note 13, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Consolidated Financial Statements for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

The following table details the fair value of our derivative instruments included on our Consolidated Balance Sheets.

	Cash Flow Hedge		Net Investment Hedge		Non-Designated as Hedging Instruments		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(In millions)	2016	2015	2016	2015	2016	2015	2016	2015
Derivative Assets
Foreign currency forward contracts	$4.9	$3.2	$—	$—	$11.4	$25.0	$16.3	$28.2
Interest rate and currency swaps	23.9	44.0	—	—	—	—	23.9	44.0
Total Derivative Assets	$28.8	$47.2	$—	$—	$11.4	$25.0	$40.2	$72.2

Derivative Liabilities
Foreign currency forward contracts	$(0.1)	$(1.3)	$—	$—	$(11.5)	$(43.5)	$(11.6)	$(44.8)
Cross-currency swaps	—	—	(5.3)	(12.0)	—	—	(5.3)	(12.0)
Total Derivative Liabilities(1)	$(0.1)	$(1.3)	$(5.3)	$(12.0)	$(11.5)	$(43.5)	$(16.9)	$(56.8)
Net Derivatives (2)	$28.7	$45.9	$(5.3)	$(12.0)	$(0.1)	$(18.5)	$23.3	$15.4

(1)	Excludes €400.0 million of euro-denominated debt ($416.7 million equivalent at December 31, 2016 and $432.9 million equivalent at December 31, 2015), designated as a net investment hedge.
(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities		Other Non-current Assets		Other Non-current Liabilities
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(In millions)	2016	2015	2016	2015	2016	2015	2016	2015
Gross position	$22.6	$36.2	$(11.6)	$(44.8)	$17.6	$36.0	$(5.3)	$(12.0)
Impact of master netting agreements	(0.2)	(24.1)	0.2	24.1	—	—	—	—
Net amounts recognized on the Consolidated Balance Sheet	$22.4	$12.1	$(11.4)	$(20.7)	$17.6	$36.0	$(5.3)	$(12.0)

The following table details the effect of our derivative instruments on our Consolidated Statements of Operations.

	Amount of Gain (Loss) Recognized in
	Earnings on Derivatives
	Year Ended December 31,
(In millions)	2016	2015	2014
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts(1)	$0.6	$9.6	$1.9
Interest rate and currency swaps(2)	(25.9)	25.7	13.5
Treasury locks(3)	0.1	0.1	0.1
Sub-total cash flow hedges	(25.2)	35.4	15.5
Fair Value Hedges:
Interest rate swaps	0.5	0.4	1.8
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	(27.6)	32.0	0.4
Total	$(52.3)	$67.8	$17.7

(1)

Amounts recognized on the foreign currency forward contracts were included in cost of sales during the year ended December 31, 2016 and other income (expense), net during the years ended December 31, 2015 and December 31, 2014.

(2)

As of December 31, 2016, amounts recognized on the interest rate and currency swaps included a $20.8 million loss on the remeasurement of the hedged debt, which is included in other income (expense), net and interest expense of $5.1 million related to the hedge of the interest payments. As of December 31, 2015, amounts recognized on the interest rate and currency swaps included a $31.6 million gain which offset a loss on remeasurement of the hedged debt, which is included in other income (expense), net and interest expense of $5.9 million related to the hedge of interest payments. As of December 31, 2014, amounts recognized on the interest rate and currency swaps included a $16.5 million gain which offset a loss on remeasurement of the hedged debt, which is included in other income (expense), net and interest expense of $3.0 million related to the hedge of interest payments.

(3)	Amounts recognized on the treasury locks were included in interest expense which is related to amortization of terminated interest rate swaps.

Note 13 Fair Value Measurements and Other Financial Instruments

Fair Value Measurements

The fair value of our financial instruments, using the fair value hierarchy under U.S. GAAP detailed in “Fair Value Measurements,” of Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards,” of the Notes to the Consolidated Financial Statements are included in the table below.

	December 31, 2016
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$71.3	$71.3	$—	$—
Compensating balance deposits	$52.9	$52.9	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward and option contracts	$4.7	$—	$4.7	$—
Interest rate and currency swaps	$23.9	$—	$23.9	$—
Cross-currency swaps	$(5.3)	$—	$(5.3)	$—

	December 31, 2015
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$56.3	$48.3	$8.0	$—
Compensating balance deposits	$56.5	$56.5	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts	$(16.5)	$—	$(16.5)	$—
Interest rate and currency swaps	$44.0	$—	$44.0	$—
Cross-currency swaps	$(12.0)	$—	$(12.0)	$—

Cash Equivalents

Our cash equivalents consist of commercial paper (fair value determined using Level 2 inputs) and bank time deposits (Level 1). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

Compensating Balance Deposits

We have compensating balance deposits related to certain short-term borrowings.  These represent bank certificates of deposits that will mature within the next 3 months.

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

The table below shows the carrying amounts and estimated fair values of our total debt:

	December 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount(2)	Value
Term Loan A Facility due July 2017	$249.9	$249.9	$249.7	$249.7
Term Loan A Facility due July 2019(1)	1,067.8	1,067.8	1,103.8	1,103.8
6.50% Senior Notes due December 2020	423.1	477.3	422.7	473.7
4.875% Senior Notes due December 2022	419.6	437.6	418.9	426.5
5.25% Senior Notes due April 2023	419.7	441.1	419.0	436.2
4.50% Senior Notes due September 2023(1)	416.7	453.4	432.9	452.7
5.125% Senior Notes due December 2024	420.2	437.3	419.7	427.6
5.50% Senior Notes due September 2025	396.4	418.8	396.1	410.2
6.875% Senior Notes due July 2033	445.3	462.7	445.2	462.7
Other foreign loans(1)	78.9	79.2	165.7	165.8
Other domestic loans	21.4	21.3	87.9	88.2
Total debt	$4,359.0	$4,546.4	$4,561.6	$4,697.1

(1)	Includes borrowings denominated in currencies other than U.S. dollars.
(2)

As of January 1, 2016, we have adopted ASU 2015-03 and ASU 2015-15 which resulted in $35.9 million of unamortized debt issuance costs being reclassified from other assets to long-term debt as of December 31, 2015. Additionally, certain amounts related to external payment terms were misclassified in the Consolidated Balance Sheet. The revision of this item resulted in a decrease in accounts payable and an increase in short-term borrowings of $6.3 million as of December 31, 2015. See Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements for additional information related to this adoption.

In addition to the table above, the Company remeasures amounts related to contingent consideration liabilities related to acquisitions and certain equity compensation, that were carried at fair value on a recurring basis in the Consolidated Financial Statements or for which a fair value measurement was required. Refer to Note 3 “Divestitures and Acquisitions” of the Notes to Consolidated Financial Statements for information regarding contingent consideration and Note 18 “Stockholders’ Equity” of the Notes to Consolidated Financial Statements for share based compensation in the Notes to Consolidated Financial Statements. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets and asset retirement obligations.

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

Our contributions to our provisions for the profit sharing plan and retirement savings plans are charged to operations and amounted to $42.9 million in 2016, $55.3 million in 2015, and $50.3 million in 2014. In 2016, 830,600 shares were contributed as part of our contribution to the profit sharing plan related to 2015; in 2015, 787,500  shares were contributed as part of our contribution to the profit sharing plan related to 2014, and in 2014, 965,200 shares were contributed as part of our contribution to the profit sharing plan related to 2013. These shares were issued out of treasury stock.

We have various international defined contribution benefit plans which cover certain employees. We have expanded use of these plans in select countries where they have been used to supplement or replace defined benefit plans.

Defined Benefit Pension Plans

We recognize the funded status of each defined pension benefit plan as the difference between the fair value of plan assets and the projected benefit obligation of the employee benefit plans in the Consolidated Balance Sheet, with a corresponding adjustment to accumulate other comprehensive loss, net of taxes. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability on our Consolidated Balance Sheet. Subsequent changes in the funded status are reflected on the Consolidated Balance Sheet in unrecognized pension items, a component of accumulated other comprehensive loss, that is included in total stockholders’ equity. The amount of unamortized pension items is recorded net of tax. The measurement date used to determine the projected benefit obligation and the fair value of plan assets is December 31 for material plans and November 30 for non-material plans.

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

The following table shows the components of our net periodic benefit cost for the three years ended December 31, for our pension plans charged to operations:

	Year Ended December 31,
(In millions)	2016	2015	2014
Net periodic benefit cost:
U.S. and international net periodic benefit cost (income) included in cost of sales	$0.4	$(0.5)	$5.6
U.S. and international net periodic benefit cost included in selling, general and administrative expenses	11.0	10.7	10.6
Total benefit cost	$11.4	$10.2	$16.2

The amount recorded in inventory for the years ended December 31, 2016, 2015 and 2014 was not material.

A number of our U.S. employees, including some employees who are covered by collective bargaining agreements, participate in defined benefit pension plans. Some of our international employees participate in defined benefit pension plans in their respective countries. The following table presents our funded status for 2016 and 2015 for our U.S. and international pension plans. The measurement date used to determine benefit obligations and plan assets is December 31 for all material plans (November 30 for non-material plans).

	December 31,			December 31,
	2016			2015
(In millions)	U.S.	International	Total	U.S.	International	Total
Change in benefit obligation:
Projected benefit obligation at beginning of period	$215.0	$1,104.5	$1,319.5	$221.4	$1,148.1	$1,369.5
Service cost	0.6	10.0	10.6	0.7	10.6	11.3
Interest cost	7.8	25.5	33.3	8.6	29.0	37.6
Actuarial loss (gain)	8.9	89.9	98.8	(3.5)	15.2	11.7
Settlement/curtailment	(11.4)	(0.8)	(12.2)	(4.9)	(6.5)	(11.4)
Benefits paid	(12.7)	(33.9)	(46.6)	(13.7)	(34.5)	(48.2)
Employee contributions	—	2.8	2.8	—	3.5	3.5
Other(1)	4.9	(2.8)	2.1	6.4	27.1	33.5
Foreign exchange impact	—	(71.0)	(71.0)	—	(88.0)	(88.0)
Projected benefit obligation at end of period	213.1	1,124.2	1,337.3	215.0	1,104.5	1,319.5
Change in plan assets:
Fair value of plan assets at beginning of period	156.7	813.3	970.0	181.6	862.4	1,044.0
Actual return on plan assets	9.1	93.1	102.2	(5.6)	20.0	14.4
Employer contributions	0.2	25.0	25.2	0.5	28.2	28.7
Employee contributions	—	2.8	2.8	—	3.5	3.5
Benefits paid	(12.7)	(33.9)	(46.6)	(13.7)	(34.5)	(48.2)
Settlement/curtailment	(5.1)	(0.7)	(5.8)	(5.9)	(2.3)	(8.2)
Other	2.1	1.4	3.5	(0.2)	(1.9)	(2.1)
Foreign exchange impact	—	(64.1)	(64.1)	—	(62.1)	(62.1)
Fair value of plan assets at end of period	150.3	836.9	987.2	156.7	813.3	970.0
Underfunded status at end of year	$(62.8)	$(287.3)	$(350.1)	$(58.3)	$(291.2)	$(349.5)
Accumulated benefit obligation at end of year	$213.1	$1,076.9	$1,290.0	$210.4	$1,065.6	$1,276.0

(1)	Other changes in the benefit obligation as of December 31, 2015 included the addition of the French plans of $27.3 million which were not included in our valuation in prior years.

Amounts included in the Consolidated Balance Sheet consisted of:

	December 31,			December 31,
	2016			2015
(In millions)	U.S.	International	Total	U.S.	International	Total
Other assets	$—	$24.0	$24.0	$—	$33.7	$33.7
Other current liabilities	—	(4.2)	(4.2)	—	(4.0)	(4.0)
Other liabilities	(62.8)	(307.1)	(369.9)	(58.3)	(319.8)	(378.1)
Net amount recognized	$(62.8)	$(287.3)	$(350.1)	$(58.3)	$(290.1)	$(348.4)

The following table shows the components of our net periodic benefit cost (income) for the years ended December 31, for our pension plans charged to operations:

	December 31,			December 31,			December 31,
	2016			2015			2014
(In millions)	U.S.	International	Total	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost or (income):
Service cost	$0.6	$10.0	$10.6	$0.7	$10.6	$11.3	$1.1	$8.9	$10.0
Interest cost	7.8	25.5	33.3	8.6	29.0	37.6	8.7	39.3	48.0
Expected return on plan assets	(10.0)	(35.7)	(45.7)	(11.4)	(39.3)	(50.7)	(11.2)	(42.9)	(54.1)
Other adjustments	1.3	—	1.3	—	—	—	—	—	—
Amortization of net prior service cost	—	—	—	—	0.1	0.1	—	0.1	0.1
Amortization of net actuarial loss	2.2	8.9	11.1	1.8	8.9	10.7	0.8	9.1	9.9
Net periodic benefit cost (income)	1.9	8.7	10.6	(0.3)	9.3	9.0	(0.6)	14.5	13.9
Cost (income) of settlement/curtailment	0.6	0.2	0.8	1.6	(0.4)	1.2	—	2.3	2.3
Total benefit cost (income)	$2.5	$8.9	$11.4	$1.3	$8.9	$10.2	$(0.6)	$16.8	$16.2

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2016 and 2015 are:

	December 31,			December 31,
	2016			2015
(In millions)	U.S.	International	Total	U.S.	International	Total
Unrecognized prior service costs	$—	$(2.1)	$(2.1)	$—	$0.1	$0.1
Unrecognized net actuarial loss	42.0	325.9	367.9	40.9	321.2	362.1
Total	$42.0	$323.8	$365.8	$40.9	$321.3	$362.2

Changes in plan assets and benefit obligations recognized in other comprehensive loss (income) at December 31, 2016 and 2015 were as follows:

	December 31,			December 31,
	2016			2015
(In millions)	U.S.	International	Total	U.S.	International	Total
Current year actuarial (gain) loss	$3.6	$32.4	$36.0	$14.6	$30.2	$44.8
Amortization of actuarial loss	(2.3)	(8.9)	(11.2)	(1.7)	(8.9)	(10.6)
Amortization of prior service cost	—	—	—	—	(0.1)	(0.1)
Current year valuation adjustments	0.3	(2.3)	(2.0)	—	(0.3)	(0.3)
Settlement/curtailment (gain) loss	(0.6)	(0.2)	(0.8)	(1.6)	0.7	(0.9)
Total recognized in other comprehensive loss	$1.0	$21.0	$22.0	$11.3	$21.6	$32.9

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the year ended December 31, 2017 are as follows:

	Year Ended
	2017
(In millions)	U.S.	International	Total
Unrecognized prior service costs	$—	$(0.1)	$(0.1)
Unrecognized net actuarial loss	0.9	10.4	11.3
Total	$0.9	$10.3	$11.2

Information for plans with accumulated benefit obligations in excess of plan assets as of December 31, 2016 and 2015 are as follows:

	December 31,			December 31,
	2016			2015
(In millions)	U.S.	International	Total	U.S.	International	Total
Accumulated benefit obligation	$213.1	$760.5	$973.6	$210.4	$751.4	$961.8
Fair value of plan assets	150.3	488.7	639.0	156.7	458.3	615.0

Actuarial Assumptions

Weighted average assumptions used to determine benefit obligations at December 31, 2016 and 2015 were as follows:

	December 31,		December 31,
	2016		2015
(In millions)	U.S.	International	U.S.	International
Benefit obligations
Discount rate	4.0%	2.2%	4.3%	2.6%
Rate of compensation increase	N/A	2.4%	3.0%	2.5%
Social security increase rate	N/A	1.8%	3.0%	1.6%
Pension increase rate	3.0%	1.7%	N/A	1.6%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were as follows:

	December 31,		December 31,		December 31,
	2016		2015		2014
(In millions)	U.S.	International	U.S.	International	U.S.	International
Net periodic benefit cost
Discount rate	4.3%	2.6%	3.9%	2.7%	4.6%	3.8%
Expected long-term rate of return	6.7%	4.5%	6.5%	4.9%	6.5%	5.2%
Rate of compensation increase	3.0%	2.5%	3.0%	2.7%	3.0%	2.9%
Social security increase rate	3.0%	1.6%	3.0%	1.6%	4.0%	1.9%
Pension increase rate	N/A	1.6%	N/A	1.6%	N/A	1.8%

Estimated Future Benefit Payments

We expect the following estimated future benefit payments, which reflect expected future service as appropriate, to be paid in the years indicated:

	Amount
(In millions)	U.S.	International	Total
Year
2017	$14.2	$38.9	$53.1
2018	14.2	33.4	47.6
2019	14.1	34.2	48.3
2020	13.2	36.3	49.5
2021	13.1	39.1	52.2
Thereafter	66.1	218.0	284.1
Total	$134.9	$399.9	$534.8

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

The fair values of our U.S. and international pension plan assets, by asset category and by the level of fair values are as follows:

	2016				2015
	Total				Total
(In millions)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents(1)	$6.0	$4.4	$1.6	$—	$6.3	$2.1	$4.2	$—
Fixed income funds(2)	444.0	—	444.0	—	440.8	—	440.8	—
Equity funds(3)	362.8	—	362.8	—	380.0	—	380.0	—
Other(4)	174.4	—	38.4	136.0	142.9	—	26.0	116.9
Total	$987.2	$4.4	$846.8	$136.0	$970.0	$2.1	$851.0	$116.9

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

The following table shows the activity of our U.S. and international plan assets, which are measured at fair value using Level 3 inputs.

	December 31,	December 31,
(In millions)	2016	2015
Balance at beginning of period	$116.9	$123.2
Gains on assets still held at end of year	5.4	6.1
Purchases, sales, issuance, and settlements	1.6	(1.1)
Transfers in and/or out of Level 3	22.6	(4.9)
Foreign exchange (loss)/gain	(10.5)	(6.4)
Balance at end of period	$136.0	$116.9

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

Contributions made by us, net of Medicare Part D subsidies received in the U.S., are reported below as benefits paid. We may change the benefits at any time. We have elected to amortize the transition obligation over a 20-year period. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans, follows:

	December 31,	December 31,
(In millions)	2016	2015
Change in benefit obligations:
Benefit obligation at beginning of period	$65.8	$79.8
Service cost	0.2	0.9
Interest cost	1.9	3.0
Actuarial loss (gain)	(6.3)	(4.7)
Benefits paid, net	(4.3)	(4.1)
Loss due to exchange rate movements	—	(0.6)
Plan amendments	(1.9)	(8.5)
Benefit obligation at end of period	$55.5	$65.8
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	4.3	4.1
Benefits paid, net	(4.3)	(4.1)
Fair value of plan assets at end of period	$—	$—
Net amount recognized:
Underfunded status	$(55.5)	$(65.8)
Accumulated benefit obligation at end of year	$55.5	$65.8
Net amount recognized in consolidated balance sheets consists of:
Current liability	(3.0)	(5.1)
Noncurrent liability	(52.5)	(60.7)
Net amount recognized	$(55.5)	$(65.8)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$2.4	$8.6
Prior service credit	(17.9)	(17.6)
Total	$(15.5)	$(9.0)

The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 3.9% at December 31, 2016 and 4.0% at December 31, 2015. The components of net periodic benefit cost for the years ended December 31 were as follows:

(In millions)	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$0.2	$0.9	$0.8
Interest cost	1.9	3.0	3.2
Amortization of net loss	—	0.4	0.1
Amortization of prior service credit	(1.6)	(0.8)	(0.7)
Net periodic benefit cost	$0.6	$3.5	$3.4

The amounts in accumulated other comprehensive loss at December 31, 2016 that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

December 31,
(In millions)	2016
Unrecognized prior service costs	$(1.7)
Unrecognized net actuarial loss	(0.1)
Total	(1.8)

Healthcare Cost Trend Rates

For the year ended December 31, 2016, healthcare cost trend rates were assumed to be 4.0% for the Belgian plan, 7.0% for the U.S. plan in 2016 and decreasing to 5.0% by 2022, and 5.5% for the Canada plan in 2016 decreasing to 5.0% by 2018. The assumed healthcare cost trend rate has an effect on the amounts reported for the healthcare plans. A one percentage point change on assumed healthcare cost trend rates would have the following effect for the year ended December 31, 2016:

(In millions)	1% Increase	1% Decrease
Effect on total of service and interest cost components	$0.2	$0.1
Effect on post-retirement benefit obligation	2.6	0.6

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

Expected post-retirement benefits (net of Medicare Part D subsidies) for each of the next five years and succeeding five years are as follows:

(In millions)

Year	Amount
2017	$3.1
2018	3.4
2019	3.8
2020	4.2
2021	4.2
Thereafter	19.0
Total	$37.7

Note 16 Income Taxes

The components of earnings (loss) before income tax provision were as follows:

	Year Ended December 31,
(In millions)	2016	2015	2014
Domestic	$168.7	$102.8	$(62.2)
Foreign	397.2	323.1	329.4
Total	$565.9	$425.9	$267.2

The components of our income tax provision (benefit) were as follows:

	Year Ended December 31,
(In millions)	2016	2015	2014
Current tax expense (benefit):
Federal	$31.3	$6.3	$(216.0)
State and local	(1.3)	7.3	0.2
Foreign	107.3	99.5	78.7
Total current expense (benefit)	137.3	113.1	(137.1)
Deferred tax expense (benefit):
Federal	(42.4)	(35.7)	176.8
State and local	5.7	10.9	(27.2)
Foreign	(21.1)	2.2	(3.4)
Total deferred tax expense (benefit)	(57.8)	(22.6)	146.2
Total income tax provision	$79.5	$90.5	$9.1

The Company’s income taxes payable have been reduced by the tax benefits from employee stock plan awards. The excess tax benefit recorded as an increase to additional paid-in capital was $13.1 million in 2015. As of January 1, 2016, the Company early adopted ASU 2016-09 on a prospective basis. As a result, there was no excess tax benefit recorded to additional paid-in capital in 2016. Refer to Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of the Notes to the Consolidated Financial Statements for further details.

Deferred tax assets (liabilities) consist of the following:

	December 31,	December 31,
(In millions)	2016	2015
Restructuring reserves	$6.3	$9.1
Accruals not yet deductible for tax purposes	33.5	45.6
Net operating loss carry forwards	248.8	250.1
Foreign, federal and state credits and investment tax allowances	144.0	162.2
Employee benefit items	169.3	166.5
Capitalized expenses	76.8	54.9
Other	—	37.5
Gross deferred tax assets	678.7	725.9
Valuation allowance	(218.1)	(257.4)
Total deferred tax assets	460.6	468.5
Depreciation and amortization	(33.3)	(30.3)
Unremitted foreignearnings	(19.8)	(44.1)
Intangibles	(243.9)	(264.5)
Other	(4.1)	—
Total deferred tax liabilities	(301.1)	(338.9)
Net deferred tax assets	$159.5	$129.6

The increase in net deferred tax assets is primarily attributable to the decrease in the liability on unremitted foreign earnings, the increase in the capitalized expenses asset, and the decrease in the valuation allowance, partially offset by a decrease in credit carryovers and other assets.

The unremitted foreign earnings liability decreased due to the Company’s ability to repatriate earnings in a more tax efficient manner.

The capitalized expenses asset increased due to research and development costs expensed for book and capitalized for tax and project costs expensed for book and not yet deductible for tax.

The Company’s foreign tax credits decreased due to expiration of unused credits offset by net increase in current credits. The other assets decreased as a result of changes to deferred tax assets related to other comprehensive income.

We have concluded that it is more likely than not that we will realize the majority of deferred tax assets at December 31, 2016.  In assessing the need for a valuation allowance, we estimate future reversals of existing temporary differences, future taxable earnings, taxable income in carryback periods and tax planning strategies to determine which deferred tax assets are more likely than not to be realized in the future. Changes to tax laws, statutory tax rates and future taxable earnings can have an impact on valuation allowances related to deferred tax assets.

A valuation allowance has been provided based on the uncertainty of utilizing the tax benefits primarily related to the following deferred tax assets:

•	$160.8 million of foreign net operating losses;
•	$45.8 million of state net operating loss carry forwards; and
•	$13.6 million of state tax credits.

For the year ended December 31, 2016, the valuation allowance decreased by $39.3  million. This decrease includes the release of $12.0 million of valuation allowance related to state net operating losses based on the expectation that the Company will have sufficient state taxable income in future periods to utilize previously valued attributes. Included in the $39.3 million decrease are also changes in foreign accruals and employee benefit items of $14.1 million and the expiration of foreign tax credit carry forwards of $16.1 million.

As of December 31, 2016, we have foreign net operating loss carry forwards of $736.7 million expiring in years beginning  in 2017 with the majority of losses  having  an unlimited carryover.  The state net operating loss carryforwards totaling $1.6 billion expire in various amounts over one to 20 years.

As of December 31, 2016, we have foreign and federal foreign tax credit carry forwards and investment allowances totaling $173.7 million that expire in calendar year 2017 through 2036.  $11.6 million of foreign tax credits will expire in 2017 if not utilized. We have $20.9 million of state credit carryovers expiring in 2017 – 2036.  We have provided a full valuation allowance on the state credits.

The Company has provided a $19.8 million deferred tax liability for unremitted foreign earnings, which is net of foreign tax credits of approximately $86.7 million.  The liability relates to approximately $1.1 billion of our foreign subsidiaries’ accumulated earnings that the Company plans to repatriate.

The Company has not recorded a deferred tax liability related to the federal and state income taxes and foreign withholding taxes on approximately $3.0 billion of undistributed earnings of certain foreign subsidiaries indefinitely reinvested. Upon repatriation of those earnings the Company could be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability.

We recorded an excess tax benefit of  $46.2 million as an out-of-period adjustment in December 2015 related to shares of Common Stock issued in the Settlement agreement.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35%)  to income before provision for income taxes, is as follows (dollars in millions):

	Year Ended December 31,
	2016		2015		2014
Computed expected tax	$198.1	35.0%	$149.1	35.0%	$93.5	35.0%
State income taxes, net of federal tax benefit	10.3	1.8%	5.2	1.2%	(5.7)	(2.1)%
Foreign earnings taxed at lower rates	(31.2)	(5.5)%	(21.8)	(5.1)%	(35.2)	(13.2)%
U.S. tax on foreign earnings	26.9	4.8%	12.1	2.8%	10.5	3.9%
Foreign tax credits	(57.9)	(10.2)%	(54.4)	(12.8)%	—	(—)%
Unremitted foreign earnings	(24.3)	(4.3)%	(86.0)	(20.2)%	(5.2)	(1.9)%
Stock compensation	(16.6)	(2.9)%	—	(—)%	—	(—)%
Overall foreign loss recapture	—	(—)%	67.9	15.9%	—	(—)%
Net change in valuation allowance	(35.5)	(6.4)%	(58.2)	(13.7)%	(13.2)	(4.9)%
Net change in unrecognized tax benefits	(28.8)	(5.1)%	56.8	13.3%	(23.4)	(8.8)%
Deferred tax asset adjustments	36.9	6.5%	17.1	4.0%	—	(—)%
Reorganization tax benefit	—	(—)%	—	(—)%	(2.2)	(0.9)%
Other	1.6	0.3%	2.7	0.6%	(10.0)	(3.7)%
Effective income tax rate	$79.5	14.0%	$90.5	21.2%	$9.1	3.4%

The primary adjustments to the statutory rate in 2016 were the following items:

•

decrease in tax expense related to unremitted earnings based on the Company’s ability to repatriate earnings in a tax efficient manner and utilize foreign tax credits against the expected U.S liability;

•	net benefit for reduction in valuation allowance primarily based on release of foreign valuation allowances;
•	benefit for stock compensation windfall recorded to tax expense due to adoption of ASU 2016-09;

•	increase related to U.S. tax on foreign included income offset by benefit of recording foreign tax credits;
•	decrease in tax expense for reserve releases for settlement of audits and lapses in statute of limitations; and
•	increase in tax expense due to expiration of unused foreign tax credits and other deferred tax adjustments.

Tax expense for 2016 includes a $1.4 million benefit from adjustments that would appropriately be recorded in a prior period, but which management has determined are not material to the financial statements and therefore included in current year.  These items include benefit from recognition of foreign tax credits, deferred tax adjustments and releases of reserves.

Unrecognized Tax Benefits

We are providing the following disclosures related to our unrecognized tax benefits and the effect on our effective income tax rate if recognized (in millions):

	Year Ended December 31,
	2016	2015	2014
Beginning balance of unrecognized tax benefits	$239.1	$188.9	$221.9
Additions for tax positions of current year	13.4	3.1	5.2
Additions for tax positions of prior years	23.3	111.9	7.7
Reductions for tax positions of prior years	(23.0)	(7.2)	(39.8)
Reductions for lapses of statutes of limitation	(40.7)	(57.6)	(6.2)
Ending balance of unrecognized tax benefits	$212.1	$239.1	$188.9

In 2016, our unrecognized tax benefit decreased by $27.0 million, primarily related to the expiration of the statute of limitations and settlement of audits. In 2015, we increased our unrecognized tax benefit by $50.2 million primarily related to the recording of a reserve related to the Settlement payment which was partially offset by the release of $57.6 million of tax reserves for which the statute of limitations has expired and were primarily recorded at the time of the Diversey Holdings, Inc. acquisition.

If the unrecognized tax benefits at December 31, 2016 were recognized, our income tax provision would decrease by $156.7 million, resulting in a substantially lower effective tax rate. Based on the potential outcome of the Company’s global tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits will change within the next 12 months. The associated impact on the reserve balance is estimated to be a decrease in the range of $0 to $15.0 million.

We recognize interest and penalties related to unrecognized tax benefits in income tax provision in the Consolidated Statements of Operations. We had a liability of approximately of $31.8 million (of which $9.3 million represents penalties) at December 31, 2016 for the payment of interest and penalties (before any tax benefit), a liability of $28.8 million (of which $9.8 million represents penalties) at December 31, 2015 and a liability of approximately $29.2 million (of which $11.3 million represents penalties) at December 31, 2014.  In 2016, there was a $1.6 million change in interest and penalties in the tax accruals for uncertainties in prior years. In 2015,  there was a negligible change in interest and penalties in the tax accruals for uncertainties in prior years. In 2014, interest and penalties of $4.0 million were reversed in connection with the related tax accruals for uncertainties in prior years.

Income Tax Returns

The Internal Revenue Service (the “Service”) has concluded its examination of the legacy Sealed Air U.S. federal income tax returns for all years through 2008, except 2007 remains open to the extent of a capital loss carryback. The Service is currently auditing the 2007 and 2010-2011 consolidated U.S. federal income tax returns of legacy Sealed Air.  We are also under examination by the IRS for the Consolidated 2012-2014 tax years. The outcome of the negotiations may affect the utilization of certain tax attributes and require us to return a portion of the refund from the carryback of the Settlement deduction.

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

Note 17 Commitments and Contingencies

Cryovac Transaction Commitments and Contingencies

Settlement Agreement and Related Costs

As discussed below, on February 3, 2014 (the “Effective Date”), the PI Settlement Plan (as defined below) implementing the Settlement agreement (as defined below) became effective with W. R. Grace & Co., or Grace, emerging from bankruptcy and the injunctions and releases provided by the PI Settlement Plan becoming effective. The Settlement agreement provided for resolution of current and future asbestos-related claims, fraudulent transfer claims, and successor liability claims made against the Company and our affiliates in connection with the Cryovac transaction described below, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction. On the Effective Date, the Company’s subsidiary, Cryovac, Inc., made the payments contemplated by the Settlement agreement, consisting of aggregate cash payments in the amount of $929.7 million to the WRG Asbestos PI Trust (the “PI Trust”) and the WRG Asbestos PD Trust (the “PD Trust”) and the transfer of 18 million shares of Sealed Air common stock (the “Settlement Shares”) to the PI Trust, in each case reflecting adjustments made in accordance with the Settlement agreement. To fund the cash payment, we used $555 million of cash and cash equivalents and utilized borrowings of $260 million from our revolving credit facility and $115 million from our accounts receivable securitization programs. In connection with the issuance of the Settlement Shares and their transfer to the PI Trust by Cryovac, the Company entered into a Registration Rights Agreement, dated as of February 3, 2014 (the “Registration Rights Agreement”), with the PI Trust as initial holder of the Settlement Shares. In accordance with the Registration Rights Agreement, the Company filed with the SEC a shelf registration statement covering resales of the Settlement Shares on April 4, 2014, and the shelf registration statement became effective on such date. On June 13, 2014, we repurchased $130 million, or 3,932,244 shares, of common stock at a price of $33.06 per share from the PI Trust (See Note 18, ‘Stockholders’ Equity” of the Notes to Consolidated Financial Statements for further details).

We are currently under examination by the IRS with respect to the deduction of the approximately $1.49 billion for the 2014 taxable year for the payments made pursuant to the Settlement agreement.  The IRS has indicated that it intends to disallow this deduction in full.  We strongly disagree with the IRS position and are protesting this finding with the Office of Appeals of the IRS.  The resolution of the IRS's challenge could take several years and the outcome cannot be predicted.  Nevertheless, we believe that we have meritorious defenses for the deduction of the payments made pursuant to the Settlement agreement.  If the IRS's disallowance of the deduction were sustained, in whole or in part, we would have to remit all or a portion of the refund of taxes previously received and such disallowance could have a material adverse effect on our consolidated financial condition and results of operations.

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

In April 2001, Grace Canada, Inc. had obtained an order of the Superior Court of Justice, Commercial List, Toronto (the “Canadian Court”), recognizing the Chapter 11 actions in the United States of America involving Grace Canada, Inc.’s U.S. parent corporation and other affiliates of Grace Canada, Inc., and enjoining all new actions and staying all current proceedings against Grace Canada, Inc. related to asbestos under the Companies’ Creditors Arrangement Act. That order was renewed repeatedly. In November 2005, upon motion by Grace Canada, Inc., the Canadian Court ordered an extension of the injunction and stay to actions involving asbestos against the Company and its Canadian affiliate and the Attorney General of Canada, which had the effect of staying all of the Canadian actions referred to above. The parties finalized a global settlement of these Canadian actions (except for claims against the Canadian government). That settlement, which has subsequently been amended (the “Canadian Settlement”), will be entirely funded by Grace. The Canadian Court issued an Order on December 13, 2009 approving the Canadian Settlement. We do not have any positive obligations under the Canadian Settlement, but we are a beneficiary of the release of claims. The release in favor of the Grace parties (including us) became operative upon the effective date of a plan of reorganization in Grace’s United States Chapter 11 bankruptcy proceeding. As filed, the PI Settlement Plan contemplates that the claims released under the Canadian Settlement will be subject to injunctions under Section 524(g) of the Bankruptcy Code. As indicated above, the Bankruptcy Court entered the Bankruptcy Court Confirmation Order on January 31, 2011 and the Clarifying Order on February 15, 2011 and the District Court entered the Original District Court Confirmation Order on January 30, 2012 and the Amended District Court Confirmation Order on June 11, 2012. The Canadian Court issued an Order on April 8, 2011 recognizing and giving full effect to the Bankruptcy Court’s Confirmation Order in all provinces and territories of Canada in accordance with the Bankruptcy Court Confirmation Order’s terms.

As described above, the PI Settlement Plan became effective on February 3, 2014. In accordance with the above-mentioned December 13, 2009 order of the Canadian court, on the Effective Date the actions became permanently stayed until they were amended to remove the Grace parties as named defendants. The above-mentioned actions in the Manitoba Court of Queen’s Bench were dismissed by the Manitoba court as against the Grace parties on February 19, 2014.  The remaining actions were either dismissed or discontinued with prejudice by the Canadian courts as against the Grace parties in May and June 2015, but for two actions in the Province of Quebec, which were discontinued by order of the Quebec court in February 2016.  Although we believe the possibility to be remote, if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then we could be required to pay substantial damages, which we cannot estimate at this time and which could have a material adverse effect on our consolidated financial condition and results of operations.

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

Development Grant Matter

On May 25, 2010, one of our Italian subsidiaries received a demand from the Italian Ministry of Economic Development (the “Ministry”) for the total repayment of grant monies paid to two of our former subsidiaries in the amount of €5 million plus interest. The grant monies had previously been certified as payable by the Italian authorities and the grant process was finalized and closed in 2006. We acquired the former subsidiaries in September 2001 as part of an acquisition. The substance of the repayment demand is that the former owners of the subsidiaries made fraudulent claims and used fraudulent documents to support their grant application prior to our acquisition. There is no suggestion that we or our Italian subsidiary were directly involved in the grant process, but the Ministry is seeking repayment from our Italian subsidiary given our capacity as purchaser of the two companies. Our Italian subsidiary submitted a total denial of liability in regard to this matter on June 30, 2010. A hearing on the merits was held on July 3, 2014 and in mid-September; our subsidiary was advised that the demand for repayment of €10 million was upheld. Accordingly, we recorded a current liability and corresponding charge of $14 million related to this matter in 2014. The liability ($11 million equivalent at December 31, 2016 with accrued interest) is included in other current liabilities in the Consolidated Balance Sheet and the charge is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The charge is treated as a special item and included in Corporate in the “Other” category for segment reporting purposes.  In mid-December, 2014 we learned our application to suspend enforcement of the judgment pending appeal had been declined. A final hearing on the merits is expected to be heard in two to three years.

Other Principal Contractual Obligations

At December 31, 2016, we had other principal contractual obligations, which included agreements to purchase an estimated amount of goods, including raw materials, or services in the normal course of business, aggregating to approximately $184.9 million. The estimated future cash outlays are as follows:

Year	Amount (in millions)
2017	$84.7
2018	54.2
2019	20.0
2020	13.4
2021	12.6
Thereafter	—
Total	$184.9

Asset Retirement Obligations

The Company has recorded asset retirement obligations primarily associated with asbestos abatement, lease restitution and the removal of underground tanks.  The Company's asset retirement obligation liabilities were $13.5 million and $15.0 million at December 31, 2016 and 2015. The Company also recorded assets within property and equipment, net which included $4.1 million and $4.2 million related to buildings and $9.4 million and $10.8 million related to leasehold improvements as of December 31, 2016 and 2015, respectively. For the year ended December 31, 2016 accretion expense was $0.6 million.

Leases

We are obligated under the terms of various leases covering primarily warehouse and office facilities and production equipment, as well as smaller manufacturing sites that we occupy. We account for the majority of our leases as operating leases, which may include purchase or renewal options. At December 31, 2016, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

Year	Amount (in millions)
2017	$39.2
2018	30.5
2019	20.2
2020	12.6
2021	10.7
Thereafter	9.0
Total	$122.2

Net rental expense was $59.0 million in 2016, $62.0 million in 2015 and $71.4 million in 2014.

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

During the year ended December 31, 2016, we repurchased 4,680,313 shares, for approximately $217.0 million with an average share price of $46.36 per share. During the year ended December 31, 2015, we repurchased 9,804,934 shares, for approximately $478.1 million with an average share price of $48.76 per share. These repurchases were made under privately negotiated or open market transactions in accordance with Rule 10b5-1 of the Securities Act of 1933, as amended, and pursuant to the share repurchase program previously approved by our Board of Directors.

In March 2015, the Company entered into an accelerated share repurchase agreement with a third-party financial institution to repurchase $25.0 million of the Company’s common stock.  Upon completion of the transaction, the Company received a total of 546,574 shares with an average price of $45.74 per share

Additionally, on August 5, 2015, the Company entered into an accelerated share repurchase agreement (the “August ASR”) with a third-party financial institution to repurchase up to $300 million of the Company’s common stock. Upon completion of the transaction in September 2015, the Company received a total of 5,771,603 shares with an average price of $51.76 per share for a total cost of $298.7 million.  These repurchases were made under the July 2015 share repurchase program approved by our Board of Directors referenced above.

The Company’s decision to pursue the separation of New Diversey through either a tax-free spin-off or other strategic alternatives restricts the ability to repurchase shares under the current share buyback program.  Once the separation process is concluded, the Company currently intends to resume share repurchases.

Dividends

The following table shows our total cash dividends paid in the years ended December 31:

		Total Cash Dividends
(In millions, except per share amounts)	Total Cash Dividends Paid	Paid Per Common Share
2014	$110.9	$0.52
2015	106.8	0.52
2016	121.6	0.61
Total	$339.3

On February 15, 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per common share payable on March 17, 2017 to stockholders of record at the close of business on March 3, 2017. The estimated amount of this dividend payment is $31.0 million based on 193 million shares of our common stock issued and outstanding as of January 31, 2017.

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

Common Stock

The following is a summary of changes during the years ended December 31, in shares of our common stock and common stock in treasury:

	2016	2015	2014
Changes in common stock:
Number of shares, beginning of year	225,625,636	224,683,653	205,707,580
Shares issued for Grace Settlement	—	—	18,000,000
Restricted stock shares issued for new awards under the Omnibus Incentive Plan and 2005 Contingent Stock Plan	481,834	419,844	572,089
Restricted stock shares, forfeited	(89,699)	(185,056)	—
Shares issued for vested restricted stock units	179,826	172,071	136,197
Shares issued for 2012 President and Chief Operating Officer (COO) Four-Year Award	325,000	—	—
Shares issued for 2013 Three-Year PSU Awards	1,074,017	—	—
Shares issued for 2012 Three-Year PSU Awards	—	442,985	—
Shares issued for 2011 Three-Year PSU Awards	—	—	145,597
Shares issued for SLO Awards	20,587	71,893	101,062
Shares granted and issued under the Omnibus Incentive Plan and Directors Stock Plan to Directors	21,537	20,246	21,128
Number of shares issued, end of year	227,638,738	225,625,636	224,683,653
Changes in common stock in treasury:
Number of shares held, beginning of year	29,612,337	14,151,759	9,508,908
Repurchase of common stock	4,680,313	16,123,111	5,427,432
Profit sharing contribution paid in stock	(830,613)	(787,463)	(965,238)
Restricted stock shares forfeitures transferred to Omnibus Incentive Plan Reserve	—	(75,638)	—
Restricted stock shares, forfeited	(1,813)	—	106,220
Shares withheld for taxes	696,131	200,568	74,437
Number of shares held, end of year	34,156,355	29,612,337	14,151,759
Number of common stock outstanding, end of year	193,482,383	196,013,299	210,531,894

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

A summary of the changes in common shares available for awards under the Omnibus Incentive Plan and Predecessor Plans follows:

	2016	2015	2014
Number of shares available, beginning of year	7,694,739	8,775,994	5,676,699
Newly registered shares under Omnibus Incentive Plan	—	—	4,250,000
Restricted stock shares issued for new awards under the Omnibus Incentive Plan and 2005 Contingent Stock Plan	(481,834)	(419,844)	(572,089)
Restricted stock shares forfeited	87,886	185,056	106,220
Restricted stock units awarded	(428,595)	(300,085)	(431,987)
Restricted stock units forfeited	29,774	38,100	9,800
Shares issued for 2012 President and COO Four-Year Award	(325,000)	—	—
Shares issued for 2013 Three-Year PSU Awards	(1,074,017)	—	—
Shares issued for 2012 Three-year PSU Awards	—	(442,985)	—
Shares issued for 2011 Three-year PSU Awards	—	—	(145,597)
Restricted stock shares issued for SLO Awards	—	—	(96,773)
Restricted stock units awarded for SLO Awards	(81,614)	(134,078)	(48,528)
SLO units forfeited	—	13,752	—
Director shares granted and issued	(18,022)	(20,246)	(21,128)
Director units granted and deferred(1)	(17,447)	(925)	(20,444)
Shares withheld for taxes(2)	696,131	—	69,821
Number of shares available, end of year (3)	6,082,001	7,694,739	8,775,994

(1)	Director units granted and deferred include the impact of share-settled dividends earned and deferred on deferred shares.
(2)

The Omnibus Incentive Plan and 2005 Contingent Stock Plan permit “minimum” withholding of taxes and other charges that may be required by law to be paid attributable to awards by withholding a portion of the shares attributable to such awards.

(3)

The above table excludes approximately 3.3 million of contingently issuable shares under the PSU awards and SLO awards, which represents the maximum number of shares that could be issued under those plans as of December 31, 2016.

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

The following table summarizes the Company’s pre-tax share-based incentive compensation expense and related income tax benefit for the years ended December 31, 2016, 2015 and 2014 related to the Company’s PSU awards, SLO awards and restricted stock awards.

(in millions)	2016	2015	2014
2016 Three-year PSU Awards	$6.3	$—	$—
2016 President & CEO Inducement Award	0.5	—	—
2015 Three-year PSU Awards	3.5	4.7	—
2014 Special PSU Awards(1)	8.8	15.7	11.8
2014 Three-year PSU Awards	4.9	7.0	6.8
2013 Three-year PSU Awards	—	4.7	8.2
2012 Three-year PSU Awards	—	—	1.8
2013 WVH Incentive Compensation(2)	—	—	1.3
2012 President & COO Four-year Incentive Compensation(3)	0.2	0.3	0.4
SLO Awards	2.5	3.7	4.6
Other long-term share-based incentive compensation programs(4)	36.2	25.1	19.2
Total share-based incentive compensation expense(5)	$62.9	$61.2	$54.1
Associated tax benefits recognized	$19.7	$18.6	$15.7

(1)	The amount does not include expense related to the 2014 Special PSU awards that will be settled in cash of $1.6 million in the year ended December 31, 2016.
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

(3)	The amount includes only the two initial performance-based equity awards. See below for further detail.
(4)	The amount includes the expenses associated with the restricted stock awards consisting of restricted stock shares, restricted stock units and cash-settled restricted stock unit awards.
(5)

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

The following table summarizes activity for unvested restricted stock and restricted stock units for 2016:

	Restricted stock shares			Restricted stock units
	Shares	Weighted-Average per Share Fair Value on Grant Date	Aggregate Intrinsic Value (in millions)	Shares	Weighted-Average per Share Fair Value on Grant Date	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2015	1,269,775	$35.09		882,449	$35.93
Granted	481,834	$44.16		428,595	$43.37
Vested	(351,235)	$28.38	$16.3	(179,826)	$28.97	$8.3
Forfeited or expired	(87,886)	$36.43		(29,774)	$30.56
Non-vested at December 31, 2016	1,312,488	$40.13		1,101,444	$40.11

A summary of the Company’s fair values of its vested restricted stock shares and restricted stock units are shown in the following table:

(In millions)	2016	2015	2014
Fair value of restricted stock shares vested	$10.0	$10.2	$7.6
Fair value of restricted stock units vested	$5.2	$3.0	$3.2

A summary of the Company’s unrecognized compensation cost and weighted average periods over which the compensation cost is expected to be recognized for its non-vested restricted stock shares and restricted stock units are shown in the following table:

(In millions)	Unrecognized Compensation Costs	Weighted Average to be recognized (in years)
Restricted Stock shares	$22.9	1.2
Restricted Stock units	$18.8	1.1

The non-vested cash awards excluded from table above had $4.3 million unrecognized compensation costs and weighted-average remaining contractual life of approximately 1.0 years. Current liability recognized for these cash awards was $2.5 million and $4.9 million in other non-current liabilities on our Consolidated Balance Sheet.

PSU Awards

Three-year PSU awards for 2014, 2015 and 2016 (Excluding the 2014 Special PSU Award)

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

The Compensation Committee established principal performance goals, which are (i) total shareholder return for three-year performance period weighted at 35% for the 2014 and 2015 awards and 50% for the 2016 awards, and (ii) three year consolidated Adjusted EBITDA margin weighted at 65% for the 2014 and 2015 awards and 50% for the 2016 awards. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares.

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

The number of PSUs granted based on Adjusted EBITDA and the grant date fair value are shown in the following table:

	2016	2015	2014
Number of units granted	165,391	158,964	239,851
Weighted average fair value on grant date	$43.10	$46.05	$32.72

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

The number of PSUs granted based on total shareholder return and the assumptions used to calculate the grant date fair value of the PSUs based on total shareholder return are shown in the following table:

	2016	2015	2014
Number of units granted	124,755	65,796	129,150
Weighted average fair value on grant date	$57.14	$59.91	$43.13
Expected Price volatility	26.50%	29.90%	32.90%
Risk-free interest rate	0.98%	1.05%	0.63%

The following table includes additional information related to estimated earned payout based on the probable outcome of the performance condition and market condition as of December 31, 2016:

	Estimated Payout %
	Adjusted EBITDA	TSR	Combined
2016 Three-year PSU Awards	100%	100%	100%
2015 Three-year PSU Awards	100%	168%	124%
2014 Three-year PSU Awards	200%	188%	196%

The following table summarizes activity for outstanding Three-year PSU awards (excluding 2014 Special PSU Award) for 2016:

	Shares	Aggregate Intrinsic Value (in millions) (2)
Outstanding at December 31, 2015	1,081,445
Granted(1)	290,146
Converted	(537,009)	$46.6
Forfeited or expired	(6,870)
Outstanding at December 31, 2016	827,712
Fully vested at December 31, 2016	374,267	$17.0

(1)	This represents the target number of performance units granted. Actual number of PSUs earned, if any, is dependent upon performance and may range from 0% to 200% percent of the target.
(2)	The aggregate intrinsic value is based on the actual number of PSUs earned and vested at December 31, 2015 which were issued in February 2016.

The following table summarizes activity for non-vested Three-year PSU awards (excluding 2014 Special PSU Award) for 2016:

	Shares	Weighted-Average per Share Fair Value on Grant Date
Non-vested at December 31, 2015	550,005	$41.99
Granted	290,146	$49.14
Vested	(374,267)	$38.13
Forfeited or expired	(6,870)	$49.14
Non-vested at December 31, 2016	459,014	$49.55

A summary of the Company’s fair value for its vested three-year PSU awards is shown in the following table:

(In millions)	2016	2015	2014
Fair value of three-year PSU awards vested	$14.3	$20.1	$5.9

A summary of the Company’s unrecognized compensation cost for three-year PSU awards at the current estimated earned payout based on the probable outcome of the performance condition and weighted average periods over which the compensation cost is expected to be recognized as shown in the following table:

(In millions)	Unrecognized Compensation Costs	Weighted Average to be recognized (in years)
2016 Three-year PSU Awards	$7.7	2.0
2015 Three-year PSU Awards	$3.0	1.0
2014 Three-year PSU Awards	$—	—

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

The performance-vesting Inducement Award, also for 75,000 shares, in addition to the time-vesting requirement noted above, requires that either (i) the Company’s cumulative total stockholder return (“TSR”) for 2016-2017 be in the top 25% of its peers (using the same peers and methodology under the Company’s performance stock unit (PSU) awards) and the Company’s stock price as of December 31, 2017 equals at least $43.70/share, or (ii) the Company’s stock price as of December 31, 2017 equals at least $55.00/share. The Amendment Letter provides that the stock price as of December 31, 2017 for this purpose will be determined using a 30-day arithmetic mean of closing prices.  Since the award includes a market condition, compensation expense will be recognized regardless of whether the market condition is satisfied provided that the requisite service has been provided.

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

2012 President and COO Four-year Incentive Compensation

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

The performance period for the initial equity awards ,which included two awards of performance share units ended on August 31, 2016. The fair value of these awards at grant date was $1.6 million. Based on the performance conditions met, Mr. Peribere was issued 325,000 shares on October 6, 2016, certified by the Organization and Compensation Committee of the Board of Directors. The issued shares had an intrinsic value of $14.7 million on the day of vesting.

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

This award includes both equity-classified awards which do not get remeasured and liability-classified awards which get remeasured each reporting period. For equity-classified awards, 641,480 PSUs were granted based on performance conditions and the weighted average grant date fair value was $32.10. For equity-classified awards, 213,827 of PSUs were granted based on TSR and the weighted average grant date fair value was $13.73. The expected price volatility and risk-free interest rate were 32.90% and 0.68%, respectively.  At December 31, 2016, 376,047  PSUs remain unvested.  The unrecognized compensation expense for equity-classified awards and liability-classified awards combined was $6.0 million and weighted-average remaining contractual life of approximately 1.0 year.

We record expense associated with the liability-classified awards in selling, general and administrative expenses and cost of sales. The liability recognized for liability-classified awards was $6.6 million

Stock Leverage Opportunity Awards

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

The equity award will be made in the form of an award of restricted stock units that will vest on the second anniversary of the grant date or earlier in the event of death, disability or retirement from employment with the Company, and the shares subject to the award will not be transferable by the recipient until the later of vesting or the second anniversary of the grant date. Termination treatment for the 2014 SLO awards and later years has been changed from past grant practices. For the “principal portion” of the award that would have otherwise been paid in cash, the award vests upon any termination of employment, other than for cause. For the “premium portion” of the award equal to the additional 25%, the award vests only in case of death, disability or retirement from the Company. Retirement for the purpose of SLO awards and the PSU awards described below means termination of employment after five or more years of employment and with years of employment plus age equal to 70 or more, except termination for cause. Except as described above, if the recipient ceases to be employed by the Company prior to vesting, then the award is forfeited, except for certain circumstances following a change in control. SLO awards in the form of restricted stock units have no voting rights until shares are issued to them but do receive a cash payment in the amount of the dividends (without interest) on the shares they have earned at about the same time that shares are issued to them following the period of restriction. As of December 31, 2016, the amount of dividends earned on SLO awards was immaterial.

The 2016 SLO awards comprise an aggregate of 49,071 restricted stock units as of December 31, 2016. The final number of units issued will be determined based on Annual Incentive Plan payout percentage and the stock price on the day of the grant. During 2016, 81,614 restricted units were issued for the 2015 annual incentive plan. We recorded $2.5 million, $3.7 million and $4.6 million in expense related to the SLO program in the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. We record compensation expense for these awards in selling, general and administrative expenses on the Consolidated Statements of Operations with a corresponding credit to additional paid-in capital within stockholders’ equity, based on the fair value of the awards at the end of each reporting period, which reflects the effects of stock price changes. The expense is recognized over a fifteen month period on a straight-line basis.

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

We recognized SARs (income)/expense of $(0.1) million, $3.9 million and $8.1 million in 2016, 2015, and 2014 respectively. Cash payments due to the exercise of these SARs were $1.9 million, $20.7 million and $21.1 million in 2016, 2015, and 2014 respectively.  As of December 31, 2016, all of the outstanding SARs were fully vested. The remaining liability for these SARs was $2.0 million and is included in other current liabilities on our Consolidated Balance Sheet.

Other Common Stock Issuances

We have historically issued shares of our common stock under our 2005 Contingent Stock Plan to selected U.S.-based consultants as compensation under consulting agreements primarily for research and development projects. We record the cost associated with these issuances on a straight-line basis based on each of the issuances’ vesting schedule.  Current liability and unrecognized deferred compensation expense for these awards are not material as of December 31, 2016.

Note 19 Accumulated Other Comprehensive Income (Loss)

The following table provides details of comprehensive income (loss):

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Gains (Losses) on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Income (Loss), Net of Taxes
Balance at December 31, 2014(1)	$(250.1)	$(369.9)	$—	$6.2	$(613.8)
Other comprehensive income (loss) before reclassifications	(24.0)	(194.1)	1.7	26.5	(189.9)
Less: amounts reclassified from accumulated other comprehensive income (loss)	8.1	—	—	(24.4)	(16.3)
Net current period other comprehensive income (loss)	(15.9)	(194.1)	1.7	2.1	(206.2)
Balance at December 31, 2015(1)	(266.0)	(564.0)	1.7	8.3	(820.0)
Other comprehensive income (loss) before reclassifications	(18.0)	(91.9)	19.3	(16.7)	(107.3)
Less: amounts reclassified from accumulated other comprehensive income (loss)	7.3	(46.0)	—	16.9	(21.8)
Net current period other comprehensive income (loss)	(10.7)	(137.9)	19.3	0.2	(129.1)
Balance at December 31, 2016(1)	$(276.7)	$(701.9)	$21.0	$8.5	$(949.1)

(1)

The ending balance in AOCI includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $(8.3) million, $31.1 million and $58.9 million for the years ended December 31, 2016, 2015 and 2014.

The following table provides detail of amounts reclassified from accumulated other comprehensive income:

(In millions)	2016(1)	2015(1)	2014(1)	Location of Amount Reclassified from AOCI
Defined benefit pension plans and other post- employment benefits:
Prior service costs	$1.6	$0.7	$0.5	(2)
Actuarial losses	(11.2)	(11.1)	(10.0)	(2)
Total pre-tax amount	(9.6)	(10.4)	(9.5)
Tax (expense) benefit	2.3	2.3	2.9
Net of tax	(7.3)	(8.1)	(6.6)
Reclassifications from cumulative translation adjustment:
Charges related to Venezuelan subsidiaries	46.0	—	—	(4)
Net gains (losses) on cash flow hedging derivatives:
Foreign currency forward contracts	0.6	9.6	1.9	(3) Other income, net
Interest rate and currency swaps	(25.9)	25.7	13.5	(3) Various
Treasury locks	0.1	0.1	0.1	(3) Interest expense
Total pre-tax amount	(25.2)	35.4	15.5
Tax (expense) benefit	8.3	(11.0)	(5.2)
Net of tax	(16.9)	24.4	10.3
Total reclassifications for the period	$(24.2)	$16.3	$3.7

(1)	Amounts in parenthesis indicate changes to earnings (loss) .
(2)

These accumulated other comprehensive components are included in the computation of net periodic benefit costs within cost of sales and selling, general, and administrative expenses on the Consolidated Statement of Operations.

(3)

These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 12, “Derivatives and Hedging Activities” of the Notes to Consolidated Financial Statements for additional details.

(4)

Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country. Refer to Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” under the “Impact of Inflation and Currency Fluctuation” section of the Notes to the Consolidated Financial Statements for further details.

Note 20 Other Income, net

The following table provides details of other income, net:

	Year Ended December 31,
(In millions)	2016	2015	2014
Interest income	$13.0	$13.5	$15.5
Net foreign exchange transaction gains (losses)	8.3	5.3	(7.8)
Bank fee expense	(5.8)	(5.8)	(5.0)
Net (loss) gain on disposals of property and equipment and other	(1.4)	3.3	—
Other, net(1)	(2.9)	3.6	6.1
Other income, net	$11.2	$19.9	$8.8

(1)	In 2015, we sold our joint venture that supported our Food Care segment in Turkey. We recognized earnings before income tax provision of $9.1 million in 2015 related to this transaction.

Impairment of Equity Method Investments

We recognized an impairment of $5.7 million in 2014 in connection with certain equity method investments. These investments were not material to our consolidated financial position or results of operations.

Note 21 Net Earnings per Common Share

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the years ended December 31:

	Year Ended December 31,
(In millions, except per share amounts)	2016	2015	2014
Basic Net Earnings Per Common Share:

Numerator
Net earnings available to common stockholders	$486.4	$335.4	$258.1
Distributed and allocated undistributed net earnings to non- vested restricted stockholders	(3.4)	(2.2)	(1.6)
Distributed and allocated undistributed net earnings to common stockholders	483.0	333.2	256.5
Distributed net earnings - dividends paid to common stockholders	(118.7)	(106.2)	(110.1)
Allocation of undistributed net earnings to common stockholders	$364.3	$227.0	$146.4
Denominator
Weighted average number of common shares outstanding - basic	194.3	203.9	210.0
Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.61	$0.52	$0.52
Allocated undistributed net earnings to common stockholders	1.87	1.11	0.70
Basic net earnings per common share(2)	$2.49	$1.63	$1.22
Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$483.0	$333.2	$256.5
Add: Allocated undistributed net earnings to unvested restricted stockholders	2.6	1.6	1.0
Less: Undistributed net earnings reallocated to non- vested restricted stockholders	(2.6)	(1.6)	(0.9)
Net earnings available to common stockholders - diluted	$483.0	$333.2	$256.6
Denominator
Weighted average number of common shares outstanding - basic	194.3	203.9	210.0
Effect of assumed issuance of Settlement agreement shares (1)	—	—	1.6
Effect of contingently issuable shares(1)	1.2	1.3	0.9
Effect of unvested restricted stock units(1)	0.7	0.7	0.8
Weighted average number of common shares outstanding - diluted under two-class	196.2	205.9	213.3
Effect of unvested restricted stock - participating security(1)	1.0	0.8	0.6
Weighted average number of common shares outstanding - diluted under treasury stock	197.2	206.7	213.9
Diluted net earnings per common share(2)	$2.46	$1.62	$1.20

(1)

Provides for the following items if their inclusion is dilutive: (i) the effect of the issuance of 18 million shares of common stock reserved for the Settlement agreement as defined and (ii) the effect of non-vested restricted stock, restricted stock units and contingently issuable shares using the treasury stock method.

(2)

The Company early adopted ASU 2016-09 on a prospective basis, related to the recognition of excess tax benefits to the income statement which were previously recorded in additional paid-in capital, effective January 1, 2016. This resulted in an additional 446,747 diluted weighted average number of common shares outstanding for the year ended December 31, 2016 and recognition of excess taxbenefits of $18.1 million in income tax provision for the year ended December 31, 2016. As a result,net earnings per common share increased by $0.10 per share for the year ended December 31, 2016. Refer to Note 2, “Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements for further details.

PSU Awards

We included contingently issuable shares using the treasury stock method for our PSU awards in the diluted weighted average number of common shares outstanding based on the number of contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period. The calculation of diluted weighted average shares outstanding includes approximately 1 million shares related to PSUs in the years 2016, 2015 and 2014.

Stock Leverage Opportunity Awards (“SLO”)

The shares or units associated with the 2016 SLO awards are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the year ended December 31, 2016. These shares or units will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of 2017. Once this determination is made, the shares or units will be included in diluted weighted average number of common shares outstanding if the impact to diluted net earnings per common share is dilutive. The numbers of shares or units associated with SLO awards for 2016, 2015 and 2014 were nominal.

Note 22 Summarized Quarterly Financial Information (Unaudited)

	2016
	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Net sales	$1,590.6	$1,727.0	$1,716.6	$1,744.1
Gross profit	589.3	661.4	640.0	640.9
Net earnings available to common stockholders(1)	102.4	49.6	163.3	171.1
Net earnings per common share - basic(1)(2)	$0.51	$0.25	$0.84	$0.89
Net earnings per common share - diluted(1)(2)	$0.51	$0.25	$0.83	$0.87

	2015
	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter(3)
Net sales	$1,746.4	$1,785.0	$1,746.2	$1,753.9
Gross profit	649.6	663.8	636.6	636.6
Net earnings available to common stockholders	97.2	28.1	86.6	123.5
Net earnings per common share - basic(2)	$0.46	$0.13	$0.43	$0.63
Net earnings per common share - diluted(2)	$0.46	$0.13	$0.42	$0.62

(1)

The Company early adopted ASU 2016-09 on a prospective basis, related to the recognition of excess tax benefits to the income statement which were previously recorded in additional paid-in capital, effective January 1, 2016. This resulted in an additional diluted weighted average number of common shares outstanding of 404,347, 456,352, 377,130 and 536,975 and recognition of excess tax benefits in the income tax provision of $10.6 million, zero, $1.8 million and $5.7 million for the three months ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, respectively. As a result, net earnings per common share increased by $0.05 per share, zero, $0.01 per share and $0.04 per share for three months ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, respectively. Refer to Note 2, “Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements for further details.

(2)	The sum of the quarterly per share amounts may not agree to the respective annual amounts due to rounding.
(3)

During the fourth quarter of 2015, adjustments were made to prior year provisions which resulted in an increase in earnings per share. Refer to Note 16 “Income Taxes” of the Notes to Consolidated Financial Statements for further information.

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

There have been no other changes in our internal control over financial reporting during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f)  under the Exchange Act. Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness, as of December 31, 2016, of our internal control over financial reporting. The suitable recognized control framework on which management’s evaluation of our internal control over financial reporting is based is the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013). Based upon that evaluation under the COSO framework, our management concluded that our internal control over financial reporting as of December 31, 2016 was effective.

Our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2016, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” and the balance will be included in our Proxy Statement for our 2017 Annual Meeting of Stockholders under the captions “Corporate Governance,” “Election of Directors — Information Concerning Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” except as set forth below. All such information is incorporated herein by reference.

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

The information required in response to this Item will be set forth in our Proxy Statement for our 2017 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Board Oversight of Compensation Risks.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this Item will be set forth in our Proxy Statement for our 2017 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance – Beneficial Ownership Table.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required in response to this Item will be set forth in our Proxy Statement for our 2017 Annual Meeting of Stockholders under the captions “Independence of Directors” and “Certain Relationships and Related Person Transactions.” Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required in response to this Item will be included in our Proxy Statement for our 2017 Annual Meeting of Stockholders under the captions “Principal Independent Auditor Fees” and “Audit Committee Pre-Approval Policies and Procedures.” Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements

See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K.

(2) Financial Statement Schedule

See Schedule II — Valuation and Qualifying Accounts and Reserves — Years Ended December 31, 2016, 2015 and 2014 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable or the amounts involved are not material.

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

4.1

Indenture, Indenture, dated as of March 21, 2013, by and among Sealed Air Corporation, Guarantors party thereto and U.S. Bank National Association. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report March 21, 2013, File No. 1-12139, is incorporated herein by reference.)

4.2

Supplemental Indenture, dated as of March 20, 2013, by and among Sealed Air Corporation, Guarantors party thereto and U.S. Bank National Association. (Exhibit 4.3 to the Company’s Current Report on Form 8-K, Date of Report March 21, 2013, File No. 1-12139, is incorporated herein by reference.)

4.3	Form of 5.25% Senior Note due 2023. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report March 21, 2013, File No. 1-12139, is incorporated herein by reference.)
4.4

Indenture, dated as of November 24, 2014, by and among Sealed Air Corporation, Guarantors party thereto and Branch Banking and Trust Company. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report November 24, 2014, File No. 1-12139, is incorporated herein by reference.)

4.5

First Supplemental Indenture, dated as of November 21, 2014, by and among Sealed Air Corporation, Guarantors party thereto and HSBC Bank USA, National Association. (Exhibit 4.4 to the Company’s Current Report on Form 8-K, Date of Report November 24, 2014, File No. 1-12139, is incorporated herein by reference.)

4.6	Form of 4.875% Senior Note due 2022. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report November 24, 2014, File No. 1-12139, is incorporated herein by reference.)
4.7	Form of 5.125% Senior Note due 2024 (Exhibit 4.3 to the Company’s Current Report on Form 8-K, Date of Report November 24, 2014, File No. 1-12139, is incorporated herein by reference.)
4.8

Indenture, dated as of June 16, 2015, by and among Sealed Air Corporation, the Guarantors party thereto, U.S. Bank National Association, Elavon Financial Services Limited and Elavon Financial Services Limited, UK Branch. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report June 11, 2015, File No. 1-12139, is incorporated herein by reference.)

4.9	Form of 5.500% Senior Note due 2025. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report June 11, 2015, File No. 1-12139, is incorporated herein by reference.)
4.10	Form of 4.500% Senior Note due 2023. (Exhibit 4.3 to the Company’s Current Report on Form 8-K, Date of Report June 11, 2015, File No. 1-12139, is incorporated herein by reference.)
4.11

Indenture, dated as of July 1, 2003, by and among Sealed Air Corporation and SunTrust Bank. (Exhibit 4.1 to the Company's Current Report on Form 10-Q, Date of Report August 8, 2003, File No. 1-12139, is incorporated herein by reference.)

Exhibit Number	Description
4.12

Supplemental Indenture, dated as of November 27, 2012, by and among Sealed Air Corporation, Guarantors party thereto and U.S. National Bank Association, as successor in interest to SunTrust Bank. (Exhibit 4.3 to the Company's Current Report on Form 8-K, Date of Report November 28, 2012, File No. 1-12139, is incorporated herein by reference.)

4.13

Form of 6.875% Senior Note due 2033. (Sections 204 and 205 to the Company's Indenture, dated as of July 1, 2003, Exhibit 4.1 to the Company's Current Report on Form 10-Q, Date of Report August 8, 2003, File No. 1-12139, is incorporated herein by reference.)

4.14

Indenture, dated as of November 28, 2012, by and among Sealed Air Corporation, Guarantors party thereto and U.S. Bank National Association. (Exhibit 4.1 to the Company's Current Report on Form 8-K, Date of Report November 28, 2012, File No. 1-12139, is incorporated herein by reference.)

4.15	Form of 6.500% Senior Note due 2020. (Exhibit 4.2 to the Company's Current Report on Form 8-K, Date of Report November 28, 2012, File No. 1-12139, is incorporated herein by reference.)

4.16	Form of 4.500% Senior Note due 2023. (Exhibit 4.3 to the Company's Current Report on Form 8-K, Date of Report June 11, 2015, File No. 1-12139, is incorporated herein by reference.)
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

10.5

Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, as amended April 13, 2010. (Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.6

Sealed Air Corporation Deferred Compensation Plan for Directors. (Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.7

Amendment to the Sealed Air Corporation Deferred Compensation Plan for Directors. (Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.8

Sealed Air Corporation Executive Severance Plan, as amended and restated effective January 1, 2015. (Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.9

Form of Stock Purchase Agreement for use in connection with the Company’s 2002 Stock Plan for Non-Employee Directors. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-12139, is incorporated herein by reference.)*

10.11

Fees to be paid to the Company’s Non-Employee Directors — 2014. (Exhibit 10.16 to the Company’s Annual Report on Form10-K for the year ended December 31, 2013, File No. 1-12139, is incorporated herein by reference.)*

10.12

Fees to be paid to the Company’s Non-Employee Directors — 2015. (Exhibit 10.13 to the Company’s Annual Report on Form10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.13

Fees to be paid to the Company’s Non-Employee Directors — 2016. (Exhibit 10.14 to the Company’s Annual Report on Form10-K for the year ended December 31, 2015, File No. 1-12139, is incorporated herein by reference.)*

Exhibit Number	Description
10.14	Fees to be paid to the Company’s Non-Employee Directors — 2017.*
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

12.1	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of KPMG LLP.
31.1	Certification of Jerome A. Peribere, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated February 15, 2017.
31.2	Certification of Carol P. Lowe, Senior Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated February 15, 2017.
32

Certification of Jerome A. Peribere, President and Chief Executive Officer of the Company, and Carol P. Lowe, Senior Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated February 15, 2017.

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

(2) Financial Statement Schedule

SEALED AIR CORPORATION AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2016, 2015 and 2014

	Balance	Charged			Foreign
	at	to			Currency
	Beginning	Costs and			Translation		Balance at
Description	of Year	Expenses	Deductions		and Other		End of Year
(in millions)
Year ended December 31, 2016:
Allowance for doubtful accounts	$24.9	$4.3	$(8.5)	(1)	$(0.4)		$20.3
Inventory obsolescence reserve	$21.9	$6.4	$(1.5)	(2)	$(1.9)		$24.9
Valuation allowance on deferred tax assets	$257.4	$(36.1)	$—		$(3.2)		$218.1
Year ended December 31, 2015:
Allowance for doubtful accounts	$28.8	$3.8	$(4.2)	(1)	$(3.5)		$24.9
Inventory obsolescence reserve	$29.0	$(0.2)	$(4.5)	(2)	$(2.4)		$21.9
Valuation allowance on deferred tax assets	$227.8	$(58.2)	$—		$87.8	(3)	$257.4
Year ended December 31, 2014:
Allowance for doubtful accounts	$31.4	$8.0	$(7.2)	(1)	$(3.4)		$28.8
Inventory obsolescence reserve	$24.6	$9.2	$(1.6)	(2)	$(3.2)		$29.0
Valuation allowance on deferred tax assets	$240.0	$—	$(13.2)		$1.0		$227.8

(1)	Primarily accounts receivable balances written off, net of recoveries.
(2)	Primarily items removed from inventory.
(3)	Includes an in-country foreign impairment not recorded for U.S. GAAP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)

By:	/S/ JEROME A. PERIBERE
Jerome A. Peribere
President and Chief Executive Officer

Date: February 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/S/ JEROME A. PERIBERE Jerome A. Peribere	President, Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2017

By:	/S/ CAROL P. LOWE Carol P. Lowe	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2017

By:	/S/ WILLIAM G. STIEHL William G. Stiehl	Chief Accounting Officer and Controller	February 15, 2017

By:	/S/ MICHAEL CHU Michael Chu	Director	February 15, 2017

By:	/S/ LAWRENCE R. CODEY Lawrence R. Codey	Director	February 15, 2017

By:	/S/ PATRICK DUFF Patrick Duff	Director	February 15, 2017

By:	/S/ JACQUELINE B. KOSECOFF Jacqueline B. Kosecoff	Director	February 15, 2017

By:	/S/ NEIL LUSTIG Neil Lustig	Director	February 15, 2017

By:	/S/ KENNETH P. MANNING Kenneth P. Manning	Director	February 15, 2017

By:	/S/ WILLIAM J. MARINO William J. Marino	Director	February 15, 2017

By:	/S/ RICHARD L. WAMBOLD Richard L. Wambold	Director	February 15, 2017

By:	/S/ JERRY R. WHITAKER Jerry R. Whitaker	Director	February 15, 2017