Form 10-Q
period 2017-03-31
SEALED AIR CORP/DE
filed 2017-05-10
CIK 1012100

e2-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-12139

SEALED AIR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0654331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2415 Cascade Pointe Boulevard Charlotte, North Carolina	28208
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 195,812,519 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of April 28, 2017.

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

The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: the tax benefits associated with the Settlement agreement (as defined in our Annual Report on Form 10-K for the year ended December 31, 2016), global economic and political conditions, changes in our credit ratings, changes in raw material pricing and availability, changes in energy costs, competitive conditions, the success of the sale of the Diversey Care division and food hygiene and cleaning business (together “Diversey”), the success of our restructuring activities, currency translation and devaluation effects, the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts, the success of new product offerings, the effects of animal and food-related health issues, pandemics, consumer preferences, environmental matters, regulatory actions and legal matters, and the other information referenced in Part I, Item IA, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission, and as revised and updated by our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Our non-U.S. GAAP financial measures may also be considered in calculations of our performance measures set by the Organization and Compensation Committee of our Board of Directors for purposes of determining incentive compensation. The non-U.S. GAAP financial metrics mentioned above exclude items that we consider to be certain specified items (“Special Items”), such as restructuring charges, charges related to ceasing operations in Venezuela, cash-settled stock appreciation rights (“SARs”) granted as part of the original Diversey acquisition, special tax items (“Tax Special Items”) and certain other infrequent or one-time items. We evaluate unusual or Special Items on an individual basis. Our evaluation of whether to exclude an unusual or special item for purposes of determining our non-U.S. GAAP financial measures considers both the quantitative and qualitative aspects of the item, including among other things (i) its nature, (ii) whether or not it relates to our ongoing business operations, and (iii) whether or not we expect it to occur as part of our normal business on a regular basis.

The Company measures segment performance using Adjusted EBITDA (a non-U.S. GAAP financial measure). Adjusted EBITDA is defined as Earnings before Interest Expense, Taxes, Depreciation and Amortization, adjusted to exclude the impact of Special Items.

We also present our adjusted income tax rate or provision (“Adjusted Tax Rate”). The Adjusted Tax Rate is a measure of our U.S. GAAP effective tax rate, adjusted to exclude the tax impact from the Special Items that are excluded from our Adjusted Net Earnings and Adjusted EPS metrics as well as expense or benefit from any special taxes or tax benefits (“Tax Special Items”). The Adjusted Tax Rate is an indicator of the taxes on our core business. The tax situation and effective tax rate in the specific countries where the excluded or Special Items occur will determine the impact (positive or negative) to the Adjusted Tax Rate.

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

We have not provided guidance for the most directly comparable U.S. GAAP financial measures, as they are not available without unreasonable effort due to the high variability, complexity, and low visibility with respect to certain Special Items, including gains and losses on the disposition of businesses, the ultimate outcome of certain legal or tax proceedings, foreign currency gains or losses and other unusual gains and losses.  These items are uncertain, depend on various factors, and could be material to our results computed in accordance with U.S. GAAP.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share data)	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$258.4	$333.7
Trade receivables, net of allowance for doubtful accounts of $8.5 in 2017 and $8.4 in 2016	450.5	460.5
Income tax receivables	10.3	11.5
Other receivables	73.7	72.7
Inventories, net of inventory reserves of $14.9 in 2017 and $13.4 in 2016	507.0	456.7
Current assets held for sale	2,891.8	825.7
Prepaid expenses and other current assets	95.8	54.5
Total current assets	4,287.5	2,215.3
Property and equipment, net	910.1	889.6
Goodwill	1,884.7	1,882.9
Intangible assets, net	39.3	40.1
Deferred taxes	122.4	169.9
Non-current assets held for sale	—	2,026.0
Other non-current assets	177.2	175.4
Total assets	$7,421.2	$7,399.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$96.9	$83.0
Current portion of long-term debt	296.5	297.0
Accounts payable	581.1	539.2
Current liabilities held for sale	1,215.4	683.3
Accrued restructuring costs	35.1	44.8
Other current liabilities	436.6	471.7
Total current liabilities	2,661.6	2,119.0
Long-term debt, less current portion	3,762.7	3,762.6
Deferred taxes	4.3	4.9
Non-current liabilities held for sale	—	501.0
Other non-current liabilities	397.8	402.0
Total liabilities	6,826.4	6,789.5
Commitments and contingencies - Note 15
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2017 and 2016	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 229,942,206 in 2017 and 227,638,738 in 2016; shares outstanding: 195,824,449 in 2017 and 193,482,383 in 2016	23.0	22.8
Additional paid-in capital	1,983.5	1,974.1
Retained earnings	965.4	1,040.0
Common stock in treasury, 34,117,757 shares in 2017 and 34,156,355 shares in 2016	(1,478.1)	(1,478.1)
Accumulated other comprehensive loss, net of taxes	(899.0)	(949.1)
Total stockholders’ equity	594.8	609.7
Total liabilities and stockholders’ equity	$7,421.2	$7,399.2

See accompanying notes to condensed consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	`	Three Months Ended
		March 31, (unaudited)
(In millions, except share data)		2017	2016(1)
Net sales		$1,032.2	$1,005.9
Cost of sales		695.8	670.3
Gross profit		336.4	335.6
Selling, general and administrative expenses		195.8	185.1
Amortization expense of intangible assets acquired		5.0	2.8
Restructuring and other charges		1.9	(0.2)
Operating profit		133.7	147.9
Interest expense		(48.8)	(50.9)
Foreign currency exchange loss related to Venezuelan subsidiaries		—	(1.0)
Other expense, net		(2.3)	(3.5)
Earnings from continuing operations before income tax provision		82.6	92.5
Income tax provision(1)		136.4	17.6
Net (loss) earnings from continuing operations		(53.8)	74.9
Net earnings from discontinued operations, net of tax		10.6	27.5
Net (loss) earnings available to common stockholders		$(43.2)	$102.4
Basic:
Continuing operations		$(0.27)	$0.37
Discontinued operations		0.05	0.14
Net (loss) earnings per common share - basic(1)		$(0.22)	$0.51
Diluted:
Continuing operations		$(0.27)	$0.37
Discontinued operations		0.05	0.14
Net (loss) earnings per common share - diluted(1)		$(0.22)	$0.51
Dividends per common share		$0.16	$0.13
Weighted average number of common shares outstanding:
Basic		193.4	195.2
Diluted(1)		195.7	197.5

(1)

The Company early adopted ASU 2016-09 on a prospective basis, related to the recognition of excess tax benefits to the income statement which were previously recorded in additional paid-in capital, effective January 1, 2016. This resulted in an additional 404,347 diluted weighted average number of common shares outstanding for the three months ended March 31, 2016, and recognition of excess tax benefits of $9.6 million in net earnings from continuing operations, and $1.0 million in net earnings from discontinued operations for the three months ended March 31, 2016. As a result, continuing operations net earnings per common share increased by $0.05 per share for the three months ended March 31, 2016. Refer to Note 2, “Recently Issued Accounting Standards” of the Notes to Condensed Consolidated Financial Statements for further details.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31, (unaudited)
(In millions)	2017	2016
Net (loss) earnings available to common stockholders	$(43.2)	$102.4
Other comprehensive income (loss), net of taxes:
Recognition of deferred pension items, net of taxes of $0.2 for the three months ended March 31, 2017 and $(0.6) for the three months ended March 31, 2016	4.5	1.7
Unrealized (losses) gains on derivative instruments for net investment hedge, net of taxes of $3.0 for three months ended March 31, 2017 and $14.0 for the three months ended March 31, 2016	(4.9)	(22.6)
Unrealized (losses) gains on derivative instruments for cash flow hedge, net of taxes of $1.2 for the three months ended March 31, 2017 and $1.9 for the three months ended March 31, 2016	(4.7)	(4.1)
Foreign currency translation adjustments, net of taxes of $1.9 for the three months ended March 31, 2017 and $2.1 for the three months ended March 31, 2016	55.2	(9.3)
Other comprehensive income (loss), net of taxes	50.1	(34.3)
Comprehensive income, net of taxes	$6.9	$68.1

See accompanying notes to condensed consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31, (unaudited)
(In millions)	2017	2016(1)(2)
Net (loss) earnings available to common stockholders	$(43.2)	$102.4
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	52.8	49.1
Share-based incentive compensation	8.9	9.7
Profit sharing expense	8.8	6.8
Remeasurement loss related to Venezuelan subsidiaries	0.2	1.7
Provisions for bad debt	1.8	1.0
Provisions for inventory obsolescence	2.4	3.6
Deferred taxes, net	112.2	(11.4)
Net (gain) loss on sale of business	(2.3)	2.5
Other non-cash items	0.1	3.7
Changes in operating assets and liabilities:
Trade receivables, net	(3.3)	(22.3)
Inventories	(64.3)	(65.1)
Accounts payable	56.1	39.0
Other assets and liabilities	(113.0)	(106.0)
Net cash provided by operating activities	17.2	14.7
Cash flows from investing activities:
Capital expenditures	(50.4)	(51.8)
Proceeds, net from sale of business	2.3	4.2
Proceeds from sales of property, equipment and other assets	0.1	1.3
Settlement of foreign currency forward contracts	(7.3)	(22.4)
Net cash used in investing activities	(55.3)	(68.7)
Cash flows from financing activities:
Net proceeds from borrowings	10.2	106.8
Cash used as collateral on borrowing arrangements	(1.2)	(0.2)
Dividends paid on common stock	(31.4)	(26.2)
Acquisition of common stock for tax withholding obligations under our Omnibus stock plan and 2005 Contingent Stock plan	(21.5)	(22.3)
Repurchases of common stock	—	(32.0)
Other financing activities	(1.8)	—
Net cash (used in) provided by financing activities	(45.7)	26.1
Effect of foreign currency exchange rate changes on cash and cash equivalents	8.5	(10.9)
Balance, beginning of period	333.7	321.7
Net change during the period	(75.3)	(38.8)
Balance, end of period	$258.4	$282.9
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$48.0	$48.9
Income tax payments	$46.2	$29.6
Stock appreciation rights payments (less amounts included in restructuring payments)	$—	$0.1
Restructuring payments including associated costs	$15.2	$18.7
Non-cash items:
Transfers of shares of our common stock from treasury for our 2016 and 2015 profit-sharing plan contributions	$22.3	$37.6

(1)

The Company early adopted ASU 2016-09 on a retrospective basis related to the classification of excess tax benefits on the Statement of Cash Flows, effective January 1, 2016, which resulted in an increase in operating cash flow of $6.8 million and a decrease in financing activities of $6.8 million for the three months ended March 31, 2016. Refer to Note 2, “Recently Issued Accounting Standards” of the notes to the condensed consolidated financial statements for further details.

(2)

Due to changes in the accounting treatment of a factoring agreement the Company reclassified amounts from cash and cash equivalents to other receivables of $2.8 million as of March 31, 2016. This reclassification resulted in a decrease in cash provided by operating activities of $3.9 million for the three months ended March 31, 2016.

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

Basis of Presentation

Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our Condensed Consolidated Balance Sheet as of March 31, 2017 and our Condensed Consolidated Statement of Operations for the three months ended March 31, 2017 and 2016 have been made. The results set forth in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2017 and in our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our condensed consolidated financial condition, results of operations or cash flows.

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

We are responsible for the unaudited Condensed Consolidated Financial Statements and notes included in this report. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on February 15, 2017 (“2016 Form 10-K”) and with the information contained in other publicly-available filings with the SEC.

On March 25, 2017, we entered into a definitive agreement to sell the Diversey Care division and the food hygiene and cleaning business within the Food Care division.  The net assets of Diversey have met the criteria to be classified as “held for sale” and are reported as such in all periods presented.  Results of operations for Diversey are reported as discontinued operations in all periods presented.  See Note 3 “Discontinued Operations” for further information.

As a result of the Diversey transaction, we have also changed our segment reporting structure effective as of January 1, 2017. See Note 4, “Segments” for further information.

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

2016 Activity

Effective March 10, 2016, there were only two legal mechanisms in Venezuela to access U.S. dollars.  This included the DIPRO (10.0 bolivars per U.S. dollar), which replaced the CENCOEX rate and is the preferential rate for essential goods and services and; the DICOM rate, which replaced the SIMADI rate,  which is allowed to float freely.

At March 31, 2016, we evaluated which legal mechanisms were available to our Venezuelan subsidiaries to access U.S. dollars.   We concluded that we would use the DICOM rate to remeasure our bolivar denominated monetary assets and liabilities since it was our only legally available option and our intent on a go-forward basis to utilize this market to settle any future transactions based on the then current facts and circumstances. The DICOM rate as of March 31, 2016 was 272.9123.  During the first quarter of 2016, we were only able to access the SIMADI market (during the period the market was available) and only received minimal amounts of U.S. dollars.  We did not receive any U.S. dollars via the CENCOEX (at an official rate of 6.3) or the DIPRO (at an official rate of 10.0).  For any U.S. dollar denominated monetary asset or liability, such amounts do not get remeasured at month-end since it is already an asset or liability denominated in U.S. dollars.  As a result of this evaluation, the Company reported a remeasurement loss of $1.7 million (of which $1.0 million related to continuing operations) for the three months ended March 31, 2016.

2017 Activity

At March 31, 2017, we concluded that we would continue to use the DICOM rate to remeasure our remaining bolivar denominated monetary assets and liabilities since it was our only legally available option and our intent on a go-forward basis to utilize this market if needed, to settle any future transactions based on current facts and circumstances.  During the first quarter of 2017, we did not receive any U.S dollars via any of the legal mechanisms noted above.  The DICOM rate as of March 31, 2017 was 710.3638.  As a result of this evaluation, the Company reported a remeasurement loss of less than $1.0 million (all of which was included in continuing operations) for the three months ended March 31, 2017.

We will continue to evaluate each reporting period the appropriate exchange rate to remeasure our financial statements based on the facts and circumstances as applicable.

Note 2 Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 was effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption was permitted. The Company elected to early adopt ASU 2016-09 in the third quarter of 2016 which required us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that included the interim period of adoption.

Under previous guidance, excess tax benefits and certain tax deficiencies from share-based compensation arrangements were recorded in additional paid-in-capital within equity when the awards vested or were settled. ASU 2016-09 requires that all excess tax benefits and all tax deficiencies be recognized as income tax expense or benefit in the income statement and adoption was on a prospective basis.  As a result of the adoption,  the Company recognized excess tax benefits of $9.6 million in net earnings from continuing operations and $1.0 million in net earnings from discontinued operations for the three months ended March 31, 2016.  ASU 2016-09 also requires excess tax benefits to be prospectively excluded from assumed future proceeds in the calculation of diluted shares.  As a result of the adoption,  it resulted in an additional 404,347 of diluted weighted average number of common shares outstanding for the three months ended March 31, 2016. As a result, continuing operations net earnings per common share increased by $0.05 per share for the three months ended March 31, 2016. Additionally, the Company elected to apply the cash flow classification guidance of ASU 2016-09 retrospectively. For the three months ended March 31, 2016 this resulted in an increase in operating cash flow of $6.8 million and a decrease in financing activities of $6.8 million.

Recently Issued Accounting Standards

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Benefit Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-017 changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. This new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. The amendments in ASU 2017-07 are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. We are currently in the process of evaluating this new standard update.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  ASU 2017-04 eliminates Step 2 as part of the goodwill impairment test.  The amount of the impairment charge to be recognized would now be the amount by which the carrying value exceeds the reporting unit’s fair value.  The loss to be recognized cannot exceed the amount of goodwill allocated to that reporting unit.  The amendments in ASU 2017-04 are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017.  We are currently in the process of evaluating this new standard update.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2017-05 collectively, Topic 606). Previous revenue recognition guidance in U.S. GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 expands and enhances disclosure requirements which require disclosing sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This includes both qualitative and quantitative information. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, (“ASU 2015-14”). The amendments in ASU 2015-14 delay the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017 and allow early adoption as of the original public entity effective date. The amendments in ASU 2016-08, ASU 2016-10 and ASU 2016-12 are effective in conjunction with ASU 2015-14.

The guidance permits two methods of adoption: full retrospective in which the standard is applied to all of the periods presented or modified retrospective where an entity will have to recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings.  We currently anticipate adopting the modified retrospective method.

Our efforts to adopt this standard to date have focused on contract analysis at a regional level. We currently estimate the most significant impact will be on the accounting for Free on Loan equipment in our Food Care division. Whereas today we do not recognize revenue on Free on Loan equipment, under the new standard, we anticipate allocating revenue to that equipment and treating it as a performance obligation. We are in the process of assessing the timing of when revenue assigned to Free on Loan equipment would be recognized. We have not completed our analysis at a segment level, and are in the process of quantifying the potential impact of the new standard.

Note 3 Discontinued Operations

On March 25, 2017, we entered into a definitive agreement to sell our Diversey Care division and the food hygiene and cleaning business within our Food Care division for gross proceeds of USD equivalent $3.2 billion, subject to customary closing conditions. The transaction is expected to be completed in the third quarter of 2017. The transaction is expected to generate approximately $2.5 billion in net cash, on an after tax basis. We intend to use the cash generated from this transaction to repay debt and maintain our credit profile, repurchase shares to minimize earnings dilution, and fund core growth initiatives, including potential complementary acquisitions to our Food Care and Product Care divisions.

The sale of Diversey will allow us to enhance our strategic focus on the Food Care and Product Care divisions and simplify our operating structure. We have classified the operating results from this business, together with certain costs related to the divestiture transaction, as discontinued operations, net of tax, in the condensed consolidated statements of operations for the three months March 31, 2017 and 2016. Assets and liabilities of this business are classified as “held for sale” in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

Summary operating results of Diversey were as follows:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Net sales	$581.7	$584.7
Cost of sales	330.5	330.9
Gross profit	251.2	253.8
Selling, general and administrative expenses	198.9	211.4
Amortization expense of intangible assets acquired	17.7	18.7
Operating profit	34.6	23.7
Other expense, net	(2.9)	(4.0)
Earnings from discontinued operations before income tax provision (benefit)	31.7	19.7
Income tax provision (benefit)	21.1	(7.8)
Net earnings from discontinued operations	$10.6	$27.5

For the three months ended March 31, 2017, net earnings from discontinued operations was negatively impacted by $19.5 million of tax expense related to a change in the repatriation strategy of foreign earnings. For the three months ended March 31, 2016, net earnings from discontinued operations was favorably impacted by $9.3 million primarily from a benefit related to repatriation strategy and the release of reserves.

The carrying value of the major classes of assets and liabilities of Diversey were as follows:

	March 31,	December 31,
(In millions)	2017	2016
Assets:
Cash and cash equivalents	$30.0	$30.0
Receivables, net	436.2	438.2
Inventories	227.9	203.2
Other receivables	82.8	70.3
Prepaid expenses and other current assets	87.8	80.6
Property and equipment, net	172.6	170.6
Goodwill	986.8	972.8
Intangible assets, net	653.9	669.9
Non-current deferred tax assets	43.0	50.7
Other non-current assets	167.4	162.0
Total assets held for sale	$2,888.4	$2,848.3

Liabilities:
Short-term borrowings	$20.6	$9.6
Current portion of long-term debt	30.5	31.1
Accounts payable	359.9	346.5
Other current liabilities	260.0	296.1
Long term debt	175.5	175.7
Deferred tax liabilities	107.7	56.3
Other non-current liabilities	261.2	269.0
Total liabilities held for sale	$1,215.4	$1,184.3

The following table presents selected financial information regarding cash flows of Diversey that are included within discontinued operations in the consolidated statements of cash flows:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Non-cash items included in net earnings from discontinued operations:
Depreciation and amortization	$23.4	$25.7
Share-based incentive compensation	3.3	2.8
Profit sharing expense	1.0	0.8
Provision for bad debt	1.3	1.4
Capital expenditures	3.4	7.8

The amounts disclosed in the tables above have been excluded from disclosures unless otherwise noted.

Acquisitions

On April 1, 2017 the Diversey Care division  acquired the UVC disinfection portfolio of  Daylight Medical, a manufacturer of innovative medical devices. The preliminary fair value of the consideration transferred was approximately $28.7 million which included $3.5 million of cash paid at closing as well as a preliminary fair value of $25.2 milllion related to noncontingent considerations which will be paid in the future and a preliminary fair value for liability-classified contingent consideration . The assets and liabilities acquired as part of the acquisition will be classified as held for sale on the Condensed Consolidated Balance Sheet in future periods.

Note 4 Segments

As a result of the Diversey transaction, we have changed our segment reporting structure. The Food Care division now excludes the food hygiene and cleaning business, which is included in discontinued operations, and includes our Medical Applications and New Ventures businesses, which were previously reported in the “Other” category. The Other category also previously included “Corporate” which is now its own category.

The Company’s segment reporting structure now consists of two reportable segments and a Corporate category as follows:

•	Food Care (includes Medical Applications and New Ventures businesses);
•	Product Care; and
•	Corporate.

The Company’s Food Care and Product Care segments are considered reportable segments under FASB ASC Topic 280. Our reportable segments are aligned with similar groups of products. Corporate includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions and cost recovery variances not allocated to the reportable segments from global functional expenses.

We allocate and disclose depreciation and amortization expense to our segments, although property and equipment, net is not allocated to the segment assets, nor is depreciation and amortization included in the segment performance metric Adjusted EBITDA. As of January 1, 2017 we modified our calculation of Adjusted EBITDA to exclude interest income. The impact in this modification was $1.6 million for the three months ended March 31, 2016. We also disclose restructuring and other charges by segment, although these items are not included in the segment performance metric Adjusted EBITDA since restructuring and other charges are categorized as special items as outlined in the table reconciling Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP net earnings from continuing operations set forth below. The accounting policies of the reportable segments and Other are the same as those applied to the Condensed Consolidated Financial Statements.

The following tables show Net Sales and Adjusted EBITDA by our segment reporting structure:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Net Sales:
Food Care	$655.6	$638.4
As a % of Total Company net sales	63.5%	63.5%
Product Care	376.6	367.5
As a % of Total Company net sales	36.5%	36.5%
Total Company Net Sales	$1,032.2	$1,005.9

	Three Months Ended
	March 31,
(In millions)	2017	2016
Adjusted EBITDA from continuing operations:
Food Care	141.5	$138.6
Adjusted EBITDA Margin	21.6%	21.7%
Product Care	74.1	77.1
Adjusted EBITDA Margin	19.7%	21.0%
Corporate(1)	(33.7)	(29.5)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$181.9	$186.2
Adjusted EBITDA Margin	17.6%	18.5%

(1)

Corporate includes costs previously allocated to the Diversey Care segment and food hygiene and cleaning business of our Food Care segment reported within discontinued operations of $8.0 million and $5.1 million for three months ended March 31, 2017 and 2016, respectively.

The following table shows a reconciliation of U.S. GAAP net earnings from continuing operations to Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Net (loss) earnings from continuing operations	$(53.8)	$74.9
Interest expense	(48.8)	(50.9)
Interest income	2.2	1.6
Income tax provision	136.4	17.6
Depreciation and amortization(2)	(37.2)	(34.9)
Special items:
Restructuring and other charges(3)	(1.9)	0.2
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(3.9)	(3.9)
SARs	—	(0.1)
Foreign currency exchange loss related to Venezuelan subsidiaries	—	(1.0)
Gain on sale of European food trays business	2.3	(1.6)
Loss related to the sale of other businesses, investments and property, plant and equipment	—	(1.7)
Charges incurred related to the sale of Diversey	(16.1)	—
Other special items(1)	4.1	(1.4)
Pre-tax impact of Special items	(15.5)	(9.5)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$181.9	$186.2

(1)

Other Special Items for the three months ended March 31, 2017 primarily included a recovered wage tax as the result of a court ruling partially offset by legal fees associated with restructuring and acquisitions. Other Special Items for the three months ended March 31, 2016 primarily included legal fees associated with restructuring and acquisitions.

(2)	Depreciation and amortization by segment is as follows:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Food Care	$25.1	$22.9
Product Care	11.5	9.6
Corporate	0.6	2.4
Total Company depreciation and amortization(1)	$37.2	$34.9

(1)	Includes share-based incentive compensation of $8.0 million for the three months ended March 31, 2017 and $11.5 million for the three months ended March 31, 2016.

(3)	Restructuring and other charges by segment were as follows:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Food Care	$1.2	$(0.1)
Product Care	0.7	(0.1)
Total Company restructuring and other charges	$1.9	$(0.2)

Assets by Reportable Segments

The following table shows assets allocated by our segment reporting structure.  Only assets identifiable by segment and reviewed by our chief operating decision maker by segment are allocated by the reportable segment assets, which are trade receivables, net, and finished goods inventory, net.  All other assets are included in “Assets not allocated.”

	March 31,	December 31,
(In millions)	2017	2016
Assets:
Trade receivables, net, and finished goods inventories, net
Food Care	$461.4	$459.8
Product Care	279.2	261.5
Total segments and other	740.6	721.3
Assets not allocated
Cash and cash equivalents	258.4	333.7
Property and equipment, net	910.1	889.6
Goodwill	1,884.7	1,882.9
Intangible assets, net	39.3	40.1
Assets held for sale	2,891.8	2,851.7
Other	696.3	679.9
Total	$7,421.2	$7,399.2

Note 5 Inventories

The following table details our inventories, net:

	March 31,	December 31,
(In millions)	2017	2016
Inventories:
Raw materials	$88.1	$81.5
Work in process	128.8	114.4
Finished goods	290.1	260.8
Total	$507.0	$456.7

Note 6 Property and Equipment, net

The following table details our property and equipment, net:

	March 31,	December 31,
(In millions)	2017	2016
Land and improvements	$42.9	$41.6
Buildings	609.7	600.2
Machinery and equipment	2,128.0	2,091.5
Other property and equipment	105.4	104.3
Construction-in-progress	232.8	210.1
Property and equipment, gross	3,118.8	3,047.7
Accumulated depreciation and amortization	(2,208.7)	(2,158.1)
Property and equipment, net	$910.1	$889.6

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended
	March 31,
(In millions)	2017	2016
Interest cost capitalized	$3.0	$1.6
Depreciation and amortization expense for property and equipment	$24.1	$20.6

Note 7 Goodwill and Identifiable Assets

Goodwill

The following table shows our goodwill balances by our segment reporting structure.  We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.  As of March 31, 2017, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

(In millions)	Food Care	Product Care	Total
Carrying Value at December 31, 2016	$510.8	$1,372.1	$1,882.9
Currency translation	1.1	0.7	1.8
Carrying Value at March 31, 2017	$511.9	$1,372.8	$1,884.7

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives.  As of March 31, 2017, there were no impairment indicators present.

	March 31, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(In millions)	Value	Amortization	Net	Value	Amortization	Net
Customer relationships	$25.2	$(18.0)	$7.2	$25.0	$(17.5)	$7.5
Trademarks and tradenames	0.6	(0.2)	0.4	0.6	(0.2)	0.4
Capitalized software	45.3	(33.3)	12.0	42.6	(31.2)	11.4
Technology	34.6	(24.9)	9.7	34.4	(24.2)	10.2
Contracts	10.5	(9.4)	1.1	10.6	(8.9)	1.7
Total intangible assets with definite lives	116.2	(85.8)	30.4	113.2	(82.0)	31.2
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets	$125.1	$(85.8)	$39.3	$122.1	$(82.0)	$40.1

The following table shows the remaining estimated future amortization expense at March 31, 2017.

Year	Amount (in millions)
Remainder of 2017	$8.1
2018	7.5
2019	3.1
2020	1.5
Thereafter	10.2
Total	$30.4

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

As of March 31, 2017, the maximum purchase limit for receivable interests was $90.0 million, subject to the availability limits described below.

The amounts available from time to time under this program may be less than $90.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During the three months ended March 31, 2017, the level of eligible assets available under the program was lower than $90.0 million primarily due to certain required reserves against our receivables. As a result, the amount available to us under the program was $69.0 million at March 31, 2017. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

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

As of March 31, 2017, the maximum purchase limit for receivable interests was €110.0 million ($117.4 million equivalent at March 31, 2017) subject to availability limits.  The terms and provisions of this program are similar to our U.S. program discussed above. As of March 31, 2017, the amount available under this program was €94.5 million ($100.8 million equivalent as of March 31, 2017).

This program expires annually in February and is renewable. The planned maturity in February 2017 was extended to September 2017.

Utilization of Our Accounts Receivable Securitization Programs

As of March 31, 2017, there were borrowings of $30.0 million outstanding under our U.S. program and no amounts outstanding under our European program. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. Total interest expense related to the use of these programs was immaterial for the three months ended March 31, 2017 and 2016.

Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at March 31, 2017.

As of December 31, 2016, there were no amounts outstanding under our U.S. and European programs.

Note 9 Restructuring and Relocation Activities

Consolidation of Restructuring Programs

In the first quarter of 2016, the Board of Directors agreed to consolidate the remaining activities of all restructuring programs to create a single program to be called the “Sealed Air Restructuring Program” or the “Program.”

The Program consists of a portfolio of restructuring projects across all of our divisions as part of our transformation of Sealed Air into a knowledge-based company, including reductions in headcount, and relocation of certain facilities and offices, which primarily reflects the relocation from our former corporate headquarters in Elmwood Park, New Jersey; and facilities in Saddle Brook, New Jersey; Racine, Wisconsin; and, Duncan and Greenville, South Carolina to our new global headquarters in Charlotte, North Carolina. The cost of the Charlotte campus is estimated to be approximately $120 million.

Program metrics are as follows:

Sealed Air Restructuring Program
Approximate positions eliminated by the program	1,950
Estimated Program Costs (in millions):
Costs of reduction in headcount as a result of reorganization	$235-$245
Other expenses associated with the Program	155-160
Total expense	$390-$405
Capital expenditures	250-255
Proceeds, foreign exchange and other cash items	(70)-(75)
Total estimated net cash cost	$570-$585
Program to Date Cumulative Expense (in millions):
Costs of reduction in headcount as a result of reorganization	$226
Other expenses associated with the Program	$109
Total Cumulative Expense	$335
Cumulative Capital expenditures	$224

The following table details our restructuring activities as reflected in the Condensed Statement of Operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Continuing operations:
Other associated costs	$3.9	$3.9
Restructuring charges	1.9	(0.2)
Total charges from continuing operations	$5.8	$3.7
Charges included in discontinued operations	(1.7)	2.4
Total charges	$4.1	$6.1
Capital Expenditures	$9.9	$19.1

The restructuring accrual, spending and other activity for the three months ended March 31, 2017 and the accrual balance remaining at March 31, 2017 related to the Program was as follows (in millions):

Restructuring accrual at December 31, 2016	$47.4
Accrual and accrual adjustments	(0.5)
Cash payments during 2017	(10.9)
Effect of changes in foreign currency exchange rates	0.7
Restructuring accrual at March 31, 2017	$36.7

We expect to pay $35.1 million of the accrual balance remaining at March 31, 2017 within the next twelve months. This amount is included in accrued restructuring costs on the Condensed Consolidated Balance Sheet at March 31, 2017. The remaining accrual of $1.6 million is expected to be paid in 2018. This amount is included in other non-current liabilities on our Condensed Consolidated Balance Sheet at March 31, 2017.

Note 10 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth on the following table:

	March 31,	December 31,
(In millions)	2017	2016
Short-term borrowings(1)	$96.9	$83.0
Current portion of long-term debt(2)	296.5	297.0
Total current debt	393.4	380.0
Term Loan A due July 2019(2)	812.5	818.3
6.50% Senior Notes due December 2020	423.2	423.1
4.875% Senior Notes due December 2022	419.8	419.6
5.25% Senior Notes due April 2023	419.9	419.7
4.50% Senior Notes due September 2023	423.1	416.7
5.125% Senior Notes due December 2024	420.3	420.2
5.50% Senior Notes due September 2025	396.5	396.4
6.875% Senior Notes due July 2033	445.3	445.3
Other	2.1	3.3
Total long-term debt, less current portion(4)	3,762.7	3,762.6
Total debt(3)(5)	$4,156.1	$4,142.6

(1)

Short-term borrowings of $96.9 million at March 31, 2017 are comprised primarily of $61.9 million short-term borrowing from various lines of credit, $30.0 million of borrowings outstanding under our U.S. accounts receivable securitization program and $5.0 million outstanding under our revolving credit facility. Short-term borrowings at December 31, 2016 were comprised primarily of $83.0 million short-term borrowings from various lines of credit.

(2)

Term Loan A facility due July 2019 has required prepayments which are due through the first quarter of 2018 and the outstanding balance of the Term Loan A facility due in July 2017 are included in the current portion of long-term debt.

(3)

As of March 31, 2017, our weighted average interest rate on our short-term borrowings outstanding was 3.4% and on our long-term debt outstanding was 4.6%. As of December 31, 2016, our weighted average interest rate on our short-term borrowings outstanding was 4.8% and on our long-term debt outstanding was 4.7%.

(4)	Amounts are net of unamortized discounts and issuance costs of $34.8 million as March 31, 2017 and $36.3 million as of December 31, 2016.
(5)	Long-term debt instruments are listed in order of priority.

Lines of Credit

The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the Revolving Credit Facility discussed above, and the amounts available under our accounts receivable securitization programs.

	March 31,	December 31,
(In millions)	2017	2016
Used lines of credit (1)(2)	$96.9	$83.0
Unused lines of credit	1,026.1	1,074.4
Total available lines of credit(3)	$1,123.0	$1,157.4

(1)	Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.
(2)

As of March 31, 2017 and December 31, 2016, there were $26.3 million and $25.4 million of cash held on deposit, respectively, as a compensating balance for certain short-term borrowings, which is recorded in other current assets on the Condensed Consolidated Balance Sheet.

(3)	Of the total available lines of credit, $869.8 million were committed as of March 31, 2017.

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Second Amended and Restated Syndicated Credit Facility (“Amended Credit Facility”) contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Amended Credit Facility). We were in compliance with the above financial covenants and limitations at March 31, 2017.

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

Foreign Currency Forward Contracts Designated as Cash Flow Hedges

The primary purpose of our cash flow hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material purchases that are denominated in foreign currencies in order to minimize the impact of the changes in foreign currencies. We record gains and losses on foreign currency forward contracts qualifying as cash flow hedges in other comprehensive income to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains and losses in cost of sales or net earnings from discontinued operations, net of tax, on our Condensed Consolidated Statements of Operations. Cash flows from non-designated derivative financial instruments are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months.

Net unrealized after-tax gains/losses related to these contracts that were included in other comprehensive income were $2.9 million loss for the three months ended March 31, 2017 and $3.4 million loss for the three months ended March 31, 2016. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

We estimate that $2.3 million of net unrealized derivative gains included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next twelve months.

Foreign Currency Forward Contracts Not Designated as Hedges

Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to foreign currency-denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these derivative contracts are recognized in other income, net or net earnings from discontinued operations, net of tax, on our Condensed Consolidated Statements of Operations and are largely offset by the remeasurement of the underlying foreign currency-denominated items indicated above. Cash flows from derivative financial instruments are classified as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months.

Interest Rate Swaps

From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At March 31, 2017 and December 31, 2016, we had no outstanding interest rate swaps.

Interest Rate and Currency Swaps

In 2014, in connection with exercising the $100.0 million delayed draw under the senior secured credit facility, we entered into a series of interest rate and currency swaps in a notional amount of $100.0 million. On September 30, 2016, the first $20.0 million swap contract matured and was settled. As a result of the settlement, the Company received $4.9 million. On March 31, 2017, a settlement payment was made for $1.8 million. These swaps have been classified as assets held for sale on the Condensed Consolidated Balance Sheet and the related activity has been classified as net eanrings from discontinued operations, net of tax on the Condensed Consolidated Statement of Operations. These swaps convert the U.S. dollar-denominated variable rate obligation under the credit facility into a fixed Brazilian real-denominated obligation.  The delayed draw and the interest rate and currency swaps are used to fund expansion and general corporate purposes of our Brazilian subsidiaries.

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

The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the fair value of debt was $23.0 million ($14.2 million after tax) as of March 31, 2017 and is reflected in long-term debt on our Condensed Consolidated Balance Sheet.

In March 2015, we entered into a series of cross-currency swaps with a combined notional amount of $425.0 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The fair value of this hedge as of March 31, 2017 was $(7.0) million ($(4.3) million after tax) on our Condensed Consolidated Balance Sheet. Semi-annual interest settlements resulted in AOCI of $13.9 million ($8.6 million after tax).

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

The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow		Net Investment Hedge		Non-Designated		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(In millions)	2017	2016	2017	2016	2017	2016	2017	2016
Derivative Assets
Foreign currency forward contracts(2)	$1.7	$4.9	$—	$—	$18.2	$11.4	$19.9	$16.3
Interest rate and currency swaps(2)	20.0	23.9	—	—	—	—	20.0	23.9
Total Derivative Assets	$21.7	$28.8	$—	$—	$18.2	$11.4	$39.9	$40.2

Derivative Liabilities
Foreign currency forward contracts(2)	$(0.9)	$(0.1)	$—	$—	$(1.9)	$(11.5)	$(2.8)	$(11.6)
Cross-currency swaps	—	—	(7.0)	(5.3)	—	—	(7.0)	(5.3)
Total Derivative Liabilities(1)	$(0.9)	$(0.1)	$(7.0)	$(5.3)	$(1.9)	$(11.5)	$(9.8)	$(16.9)
Net Derivatives (3)	$20.8	$28.7	$(7.0)	$(5.3)	$16.3	$(0.1)	$30.1	$23.3

(1)	Excludes €400.0 million of euro-denominated debt ($423.1 million equivalent at March 31, 2017 and $416.7 million equivalent at December 31, 2016), designated as a net investment hedge.
(2)

Amounts related to Diversey have been classified as held for sale on the Condensed Consolidated Balance Sheet. As of March 31, 2017, $0.9 million related to foreign currency forward contracts and $20.0 million related to interest rate and currency swaps were reclassified to assets held for sale. As of December 31, 2016, $(1.4) million related to foreign currency forward contracts were reclassified to liabilities held for sale and $23.9 million related to interest rate and currency swaps were reclassified to assets held for sale. These financial instruments have been classified as Level 2 Inputs. Refer to Note 12 “Fair Value Measurements and Other Financial Instruments” for discussion of the inputs and valuation techniques used.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities		Other Non-current Assets		Other Non-current Liabilities
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(In millions)	2017	2016	2017	2016	2017	2016	2017	2016
Gross position	$25.3	$22.6	$(2.8)	$(11.6)	$14.6	$17.6	$(7.0)	$(5.3)
Reclassified to held for sale(1)	(6.4)	(7.3)	0.1	2.3	(14.6)	(17.6)	—	—
Impact of master netting agreements	(0.3)	(0.2)	0.3	0.2	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$18.6	$15.1	$(2.4)	$(9.1)	$—	$—	$(7.0)	$(5.3)

(1)Amounts related to Diversey have been classified as held for sale on the Condensed Consolidated Balance Sheet.

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

	Amount of Gain (Loss) Recognized in
	Earnings on Derivatives
	Three Months Ended
	March 31,
(In millions)	2017	2016
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts(1)(3)	$0.6	$1.7
Interest rate and currency swaps(3)	(3.8)	(10.9)
Treasury locks(2)	0.1	0.1
Sub-total cash flow hedges	(3.1)	(9.1)
Fair Value Hedges:
Interest rate swaps	0.1	0.1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(3)	9.0	(10.6)
Total	$6.0	$(19.6)

(1)	Amounts recognized on the foreign currency forward contracts were included in cost of sales during the three months ended March 31, 2017 and 2016.
(2)	Amounts recognized on the treasury locks were included in interest expense which is related to amortization of terminated interest rate swaps.
(3)

Amounts related to Diversey have been reclassified to earnings from discontinued operations before income tax provision on the Condensed Consolidated Statement of Operations. For the three months ended March 31, 2017 and 2016 $0.5 million of expense and $6.6 million of expense was reclassified, respectively.

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

The following table details the fair value hierarchy of our financial instruments:

	March 31, 2017
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$40.8	$40.8	$—	$—
Compensating balance deposits	$54.1	$54.1	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts and options	$17.1	$—	$17.1	$—
Interest rate and currency swaps	$20.0	$—	$20.0	$—
Cross-currency swaps	$(7.0)	$—	$(7.0)	$—

	December 31, 2016
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$71.3	$71.3	$—	$—
Compensating balance deposits	$52.9	$52.9	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts	$4.7	$—	$4.7	$—
Interest rate and currency swaps	$23.9	$—	$23.9	$—
Cross-currency swaps	$(5.3)	$—	$(5.3)	$—

Cash Equivalents

Our cash equivalents at March 31, 2017 and December 31, 2016 consisted of commercial paper (fair value determined using Level 2 inputs) and bank time deposits (Level 1). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

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

The table below shows the carrying amounts and estimated fair values of our total debt:

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Term Loan A Facility due July 2017	249.9	249.9	$249.9	$249.9
Term Loan A Facility due July 2019(1)	1,059.5	1,059.5	1,067.8	1,067.8
6.50% Senior Notes due December 2020	423.2	475.3	423.1	477.3
4.875% Senior Notes due December 2022	419.8	442.0	419.6	437.6
5.25% Senior Notes due April 2023	419.9	444.3	419.7	441.1
4.50% Senior Notes due September 2023(1)	423.1	469.6	416.7	453.4
5.125% Senior Notes due December 2024	420.3	442.1	420.2	437.3
5.50% Senior Notes due September 2025	396.5	423.2	396.4	418.8
6.875% Senior Notes due July 2033	445.3	489.0	445.3	462.7
Other foreign loans(1)	88.0	88.2	78.9	79.2
Other domestic loans	37.2	37.0	21.4	21.3
Total debt	4,382.7	4,620.1	4,359.0	4,546.4
Less amounts included as liabilities held for sale	226.6	226.6	216.4	216.4
Total debt from continuing operations	$4,156.1	$4,393.5	$4,142.6	$4,330.0

(1)	Includes borrowings denominated in currencies other than U.S. dollars.

In addition to the table above, the Company remeasures amounts related to contingent consideration liabilities related to acquisitions and certain equity compensation, that were carried at fair value on a recurring basis in the Condensed Consolidated Financial Statements or for which a fair value measurement was required. Refer to Note 3 “Divestitures and Acquisitions” of the 2016 Annual Form 10-K for information regarding contingent consideration and Note 16 “Stockholders’ Equity” of the Notes to Condensed Consolidated Financial Statements for share based compensation in the Notes to Condensed Consolidated Financial Statements. Included  among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets and asset retirement obligations.

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

Note 13 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans

The following table shows the components of our net periodic benefit cost (income) for our defined benefit pension plans for the three months ended March 31, 2017 and 2016:

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost or (income):
Service cost	$—	$2.0	$2.0	$0.1	$2.5	$2.6
Interest cost	1.8	5.3	7.1	1.9	6.4	8.3
Expected return on plan assets	(2.5)	(10.1)	(12.6)	(2.5)	(9.1)	(11.6)
Amortization of net actuarial loss	0.2	2.6	2.8	0.5	2.3	2.8
Net periodic benefit cost (income)	(0.5)	(0.2)	(0.7)	—	2.1	2.1
Cost of settlement/curtailment	—	0.5	0.5	—	0.1	0.1
Total benefit cost (income)	$(0.5)	$0.3	$(0.2)	$—	$2.2	$2.2

The following table shows the components of our net periodic benefit cost for our other employee benefit plans for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Components of net periodic benefit cost or (income):
Interest cost	$0.5	$0.5
Amortization of net prior service cost	(0.5)	(0.4)
Net periodic benefit cost	$—	$0.1

The net periodic costs disclosed in the tables above include the plans of Diversey which are included in assets and liabilities held for sale on the Condensed Consolidated Balance Sheet. The amounts of the costs disclosed above charged to discontinued operations approximately were as follows:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Defined benefit pension plans	$(0.2)	$1.2
Other employee benefit plans	—	—
Total (income) expense included in discontinued operations	$(0.2)	$1.2

Note 14 Income Taxes

Effective Income Tax Rate and Income Tax Provision

Our effective income tax rate for the three months ended March 31, 2017 was 165.1%. The increase in our effective income tax rate as compared to the statutory rate reflected $84.8 million related to the repatriation strategy for offshore earnings and $42.1 million related to tax versus book basis differences which would theoretically be recovered upon the sale of Diversey. These were offset by $9.3 million of excess tax benefits on share-based compensation.

Our effective income tax rate for the three months ended March 31, 2016 was 19.0%. The reduction in the effective tax rate as compared to the statutory rate reflects a tax benefit of $9.6 million representing excess tax benefits on share-based compensation resulting from the Company's early adoption of ASU 2016-09, effective January 1, 2016. Refer to Note 2, “Recently Issued Accounting Standards” of the Notes to the Condensed Consolidated Financial Statements for additional information. The Company also recorded a net discrete expense of $0.9 million, primarily related to the impact of prior year repatriation strategies and increases in uncertain tax positions, partially offset by benefits related to state tax and equity compensation.

Unrecognized Tax Benefits

During the three months ended March 31, 2017, we decreased our unrecognized tax benefits by $2.3 million. We have not changed our policy with regard to the reporting of penalties and interest related to unrecognized tax benefits.

Note 15 Commitments and Contingencies

Cryovac Transaction Commitments and Contingencies

Refer to Part II, Item 8, Note 17, “Commitments and Contingencies” to our audited Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a description of the Settlement agreement (as defined therein).

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

In March 2017, our Board of Directors authorized an increase to the existing share repurchase program by up to an additional $1.5 billion of the Company’s common stock. With this increase the total authorization for future repurchases is approximately $2.2 billion as of March 31, 2017.

During the three months ended March 31, 2017, the Company was restricted from the ability to repurchase shares under the current share buyback program due to the pursuit of the sale of Diversey. There were no share repurchases made during the three months ended March 31, 2017. The Company expects to resume share repurchases under the increased existing program during the second quarter of 2017.

During the three months ended March 31, 2016, we repurchased 699,345 shares, for approximately $32.0 million. These repurchases were made under privately negotiated or open market transactions in accordance with Rule 10b5-1 of the Securities Act of 1933, as amended, and pursuant to the share repurchase program previously approved by our Board of Directors.

Dividends

On February 15, 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per common share, or $31.2 million, which was paid on March 17, 2017 to stockholders of record at the close of business on March 3, 2017.

The dividend payments made during the three months ended March 2017 were recorded as a reduction to cash and cash equivalents and retained earnings on our Condensed Consolidated Balance Sheets. Our credit facility and our notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Statement of Operations. There is no guarantee that our Board of Directors will declare any further dividends.

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

The table below shows our total share-based incentive compensation expense:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Total share-based incentive compensation expense(1)(2)	$11.6	$15.0

(1)

The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock or the expense or income related to SARs and certain cash-based awards. At March 31, 2017 and March 31, 2016, our other cash-based awards were not material to our Condensed Consolidated Balance Sheet or Statement of Operations.

(2)

Of the consolidated share-based incentive compensation expense, $3.5 million for the three months ended March 31, 2017 and $3.4 million for the three months ended March 31, 2016 were allocated to net earnings from discontinued operations, net of tax on the Condensed Consolidated Statement of Operations.

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

2017 Three-year PSU Awards

In March 2017, the O&C Committee approved awards with a three-year performance period beginning January 1, 2017 to December 31, 2019 for certain executives. The O&C Committee established principal performance goals, which are (i) total shareholder return (TSR) weighted at 34%, (ii) 2019 consolidated adjusted EBITDA margin weighted at 33%, and (iii) Net Sales Compound Average Growth Rate in 2019 based on 2016 Net Sales weighted at 33%. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares.

The number of PSUs granted and the grant date fair value of the PSUs are shown in the following table:

	TSR	Net Sales CAGR	Adjusted EBITDA
Number of units granted	100,958	99,522	99,522
Fair value on grant date	$46.07	$45.36	$45.36

The assumptions used to calculate the grant date fair value of the PSUs based on TSR are shown in the following table:

TSR portion of the 2017 PSU Award
Expected price volatility	25.0%
Risk-free interest rate	1.60%

2014 Three-year PSU Awards

In February 2017, the O&C Committee reviewed the performance results for the 2014-2016 PSUs. Performance goals for these PSUs were based on Adjusted EBITDA margins and relative TSR. The overall performance for 2014-2016 PSUs was above maximum achievement levels and as a result these awards paid out at 196% of target or 636,723 units.

2014 Special PSU Awards

In February 2017, the O&C Committee reviewed the performance results for the first tranche of the 2014 Special PSUs. The performance goal for the Special PSUs was based on Adjusted Free Cash Flow with potential cancellation or reduction based on 2016 Adjusted EPS and relative TSR. The overall performance for Special PSUs was above maximum achievement levels and as a result these awards paid out at 200% of target or 749,653 share-settled units. The remaining 50% of the award will be issued in the first quarter of 2018 contingent on the final performance goal of working capital as a percentage of 2017 Net Trade Sales.

Note 17 Accumulated Other Comprehensive Income (Loss)

The following table provides details of comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Gains (Losses) on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Income (Loss), Net of Taxes
Balance at December 31, 2015	$(266.0)	$(564.0)	$1.7	$8.3	$(820.0)
Other comprehensive income (loss) before reclassifications	(0.1)	(9.3)	(22.6)	(9.6)	(41.6)
Less: amounts reclassified from accumulated other comprehensive income (loss)	1.8	—	—	5.5	7.3
Net current period other comprehensive income (loss)	1.7	(9.3)	(22.6)	(4.1)	(34.3)
Balance at March 31, 2016(1)	$(264.3)	$(573.3)	$(20.9)	$4.2	$(854.3)

Balance at December 31, 2016	$(276.7)	$(701.9)	$21.0	$8.5	$(949.1)
Other comprehensive income (loss) before reclassifications	2.8	55.2	(4.9)	(6.4)	46.7
Less: amounts reclassified from accumulated other comprehensive income (loss)	1.7	—	—	1.7	3.4
Net current period other comprehensive income (loss)	4.5	55.2	(4.9)	(4.7)	50.1
Balance at March 31, 2017(1)	$(272.2)	$(646.7)	$16.1	$3.8	$(899.0)

(1)

The ending balance in AOCI includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $11.3 million as of March 31, 2017 and $(19.4) million as of March 31, 2016.

The following table provides detail of amounts reclassified from accumulated other comprehensive income:

	Three Months Ended
	March 31,
(In millions)	2017 (1)	2016 (1)	Location of Amount Reclassified from AOCI
Defined benefit pension plans and other post-employment benefits:
Prior service costs	$0.5	$0.4	(2)
Actuarial losses	(2.8)	(2.8)	(2)
Total pre-tax amount	(2.3)	(2.4)
Tax (expense) benefit	0.6	0.6
Net of tax	(1.7)	(1.8)
Net gains (losses) on cash flow hedging derivatives:
Foreign currency forward contracts	0.6	1.7	(3)(4) Other income, net
Interest rate and currency swaps	(3.7)	(10.8)	(4)
Treasury locks	0.1	0.1	(3) Interest expense
Total pre-tax amount	(3.0)	(9.0)
Tax (expense) benefit	1.3	3.5
Net of tax	(1.7)	(5.5)
Total reclassifications for the period	$(3.4)	$(7.3)

(1)	Amounts in parenthesis indicate changes to earnings (loss).
(2)

These accumulated other comprehensive components are included in the computation of net periodic benefit costs within cost of sales and selling, general, and administrative expenses on the Condensed Consolidated Statement of Operations.

(3)

These accumulated other comprehensive components are included in our derivative and hedging activities.  See Note 11, “Derivatives and Hedging Activities” of the Notes to Condensed Consolidated Financial Statements for further details.

(4)	Amounts related to the interest rate and currency swaps will be reclassified to earnings from discontinued operations before income tax provision.

Note 18 Other Expense, net

The following table provides details of other expense, net:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Interest and dividend income	$2.2	$1.6
Net foreign exchange transaction losses	(4.0)	(0.4)
Bank fee expense	(1.8)	(1.3)
Net gain/(loss) on disposals of business and property and equipment	2.3	(2.6)
Other, net	(1.0)	(0.8)
Other expense, net	$(2.3)	$(3.5)

Note 19 Net (Loss) Earnings Per Common Share

The following table shows the calculation of basic and diluted net (loss) earnings per common share under the two-class method:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2017	2016
Basic Net (Loss) Earnings Per Common Share:
Numerator
Net (loss) earnings available to common stockholders	$(43.2)	$102.4
Distributed and allocated undistributed net loss to non-vested restricted stockholders	0.1	(0.7)
Distributed and allocated undistributed net (loss) earnings to common stockholders	(43.1)	101.7
Distributed net (loss) earnings - dividends paid to common stockholders	(31.0)	(25.4)
Allocation of undistributed net (loss) earnings to common stockholders	$(74.1)	$76.3
Denominator
Weighted average number of common shares outstanding – basic	193.4	195.2
Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.16	$0.13
Allocated undistributed net (loss) earnings to common stockholders	(0.38)	0.38
Basic net (loss) earnings per common share(1)	$(0.22)	$0.51
Diluted Net (Loss) Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net (loss) earnings to common stockholders	$(43.1)	$101.7
Add: Allocated undistributed net earnings to unvested restricted stockholders	—	0.6
Less: Undistributed net earnings (loss) reallocated to non-vested restricted stockholders	—	(0.6)
Net (loss) earnings available to common stockholders – diluted	$(43.1)	$101.7
Denominator
Weighted average number of common shares outstanding – basic	193.4	195.2
Effect of contingently issuable shares	0.8	0.7
Effect of unvested restricted stock units	0.9	0.9
Weighted average number of common shares outstanding - diluted under two-class	195.1	196.8
Effect of unvested restricted stock - participating security	0.6	0.7
Weighted average number of common shares outstanding - diluted under treasury stock	195.7	197.5
Diluted net (loss) earnings per common share(1)	$(0.22)	$0.51

(1)

The Company early adopted ASU 2016-09 on a prospective basis, related to the recognition of excess tax benefits to the income statement which were previously recorded in additional paid-in capital, effective January 1, 2016. This resulted in an additional 404,347 diluted weighted average number of common shares outstanding for the three months ended March 31, 2016, and recognition of excess tax benefits of $10.6 million in net earnings available to common stockholders for the three months ended March 31, 2016. As a result, net earnings per common share increased by $0.05 per share for the three months ended March 31, 2016. Refer to Note 2, “Recently Issued Accounting Standards” of the Notes to Condensed Consolidated Financial Statements for further details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our Condensed Consolidated Financial Statements and related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2016 Form 10-K and our Consolidated Financial Statements and related notes set forth in Item 8 of Part II of our 2016 Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Statements,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.

Recent Events and Trends

Agreement with SC Johnson & Son

Diversey Care division has reached a mutual agreement with SC Johnson & Son (“SCJ”) to end the existing business relating to Sealed Air’s distribution of SCJ-branded products to the professional market under the existing Brand License Agreement (“BLA”). The BLA expired on May 2, 2017, with the exception of Australia, New Zealand, Argentina, Chile, Czech Republic and Poland, where the BLA expired on January 1, 2017. While the expiration of the BLA will negatively impact the results of operations for the Diversey Care segment near term, the Company is actively engaged in efforts to replace the business lost, including developing new partnerships, expanding existing relationships and growing the Diversey brand into new channels.

Sale of Diversey

On March 25, 2017, we entered into a definitive agreement to sell our Diversey Care division and the food hygiene and cleaning business within our Food Care division for gross proceeds of USD equivalent $3.2 billion, subject to customary closing conditions. The transaction is expected to be completed in the third quarter of 2017. The transaction is expected to generate approximately $2.5 billion in net cash, on an after tax basis. We intend to use the cash generated from this transaction to repay debt and maintain our credit profile, repurchase shares to minimize earnings dilution, and fund core growth initiatives, including potential complementary acquisitions to our Food Care and Product Care divisions. Refer to Note 3, “Discontinued Operations,” of the Notes to the Condensed Consolidated Financial Statements for additional information on the sale. We expect to close the sale in early September, 2017.

Outlook

Looking ahead to 2017, we expect sales growth in both our Food Care and Product Care divisions.  Within Food Care, we continue to expect growth in North America and improvement in Europe, Middle East and Africa (EMEA) throughout the year.  Within Product Care, we expect continued growth in the e-Commerce and fulfillment markets, and stabilization in the industrial sector. EBITDA is expected to be positively impacted by volume growth, partially offset by higher raw material costs, a higher mix of e-Commerce and fulfillment sales, and the impact of functional support and related expenses previously allocated to Diversey that did not qualify for discontinued operations. Our goal is to eliminate most of the unallocated costs by the end of 2018.

Highlights of Financial Performance

Below are the highlights of our financial performance for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,		%
(In millions, except per share amounts)	2017	2016	Change
Net sales	$1,032.2	$1,005.9	2.6%
Gross profit	$336.4	$335.6	0.2%
As a % of net sales	32.6%	33.4%
Operating profit	$133.7	$147.9	(9.6)%
As a % of net sales	13.0%	14.7%
Net (loss) earnings from continuing operations	(53.8)	74.9	(171.8)%
Net earnings from discontinued operations	10.6	27.5	(61.5)%
Net (loss) earnings available to common stockholders	$(43.2)	$102.4	(142.2)%
Basic:
Continuing operations	$(0.27)	$0.37	(173.6)%
Discontinued operations	0.05	0.14	(64.3)%
Net (loss) earnings per common share – basic	$(0.22)	$0.51	(22.3)%
Diluted:
Continuing operations	$(0.27)	$0.37	(173.9)%
Discontinued operations	0.05	0.14	(64.3)%
Net (loss) earnings per common share – diluted	$(0.22)	$0.51	(143.6)%
Weighted average number of common shares outstanding:
Basic	193.4	195.2
Diluted	195.7	197.5
Non-U.S. GAAP Adjusted EBITDA from continuing operations(1)	$181.9	$186.2	(2.3)%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$0.43	$0.42	2.4%

(1)	See Note 4, “Segments” of the Notes to Condensed Consolidated Financial Statements for a reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings.
(2)	See “Diluted Net Earnings per Common Share” for a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP adjusted EPS.

Diluted Net Earnings per Common Share

The following table presents a reconciliation of our U.S. GAAP EPS to non-U.S. GAAP adjusted EPS.

	Three Months Ended March 31,
	2017		2016
	Net		Net
(In millions, except per share data)	Earnings	EPS	Earnings	EPS
U.S. GAAP net (loss) earnings and EPS available to common stockholders from continuing operations(1)	$(53.8)	$(0.27)	$74.9	$0.37
Special items(2)	138.6	0.70	7.9	0.05
Non-U.S. GAAP adjusted net (loss) earnings and adjusted EPS available to common stockholders from continuing operations	$84.8	$0.43	$82.8	$0.42
Weighted average number of common shares outstanding – Diluted		195.7		197.5

(1)	Net earnings per common share are calculated under the two-class method.

(2)	Special items include the following:

	Three Months Ended March 31,
(In millions, except per share data)	2017	2016
Special Items:
Restructuring and other charges	$(1.9)	$0.2
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(3.9)	(3.9)
SARs	—	(0.1)
Foreign currency exchange loss related to Venezuelan subsidiaries	—	(1.0)
Gain (loss) on sale of European food trays business	2.3	(1.6)
Loss related to the sale of other businesses, investments and property, plant and equipment	—	(1.7)
Charges incurred related to the sale of Diversey	(16.1)	—
Other special items(1)	4.1	(1.4)
Pre-tax impact of special items	(15.5)	(9.5)
Tax impact of special items and tax special items(2)	(123.1)	1.6
Net impact of special items	$(138.6)	$(7.9)
Weighted average number of common shares outstanding - Diluted	195.7	197.5
Earnings per share impact from special items	$(0.70)	$(0.05)

(1)

Other special items for the three months ended March 31, 2017 primarily included a recovered wage tax as the result of a court ruling partially offset by legal fees associated with restructuring and acquisitions. Other special items for the three months ended March 31, 2016 primarily included legal fees associated with restructuring and acquisitions.

(2)	Refer to Note 1 to the table below for a description of Special Items related to tax.

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2017	2016
U.S. GAAP Earnings before income tax provision from continuing operations	$82.6	$92.5
Pre-tax impact of special items	(15.5)	(9.5)
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$98.1	$102.0

U.S. GAAP Income tax provision from continuing operations	$136.4	$17.6
Tax Special Items	(128.3)	—
Tax impact of Special Items	5.2	1.6
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$13.3	$19.2

U.S. GAAP Effective income tax rate	165.1%	19.0%
Non-U.S. GAAP Adjusted income tax rate	13.6%	18.8%

(1)

For the three months ended March 31, 2017, the special tax items included $127 million of tax expense recorded in accordance with the pending sale of Diversey. Refer to Note 14, “Income Taxes,” of the Notes to the Condensed Consolidated Financial Statements for additional information.

Foreign Currency Translation Impact on Condensed Consolidated Financial Results

Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. Historically, the most significant currencies that have impacted the translation of our Condensed Consolidated Financial Results are the euro, Australian dollar, British pound, Mexican peso, New Zealand dollar, and Brazilian real.

The following table presents the approximate favorable or (unfavorable) impact foreign currency translation had on some of our Condensed Consolidated Financial Results from continuing operations:

Three Months Ended
March 31,
(In millions)	2017
Net sales	$(0.6)
Cost of sales	$(1.9)
Selling, general and administrative expenses	$0.2
Net earnings	$(1.2)
Adjusted EBITDA	$(1.7)

Net Sales by Geographic Region

The following tables present the components of the change in net sales by geographic region for the three months ended March 31, 2017 compared with 2016.  We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

Three Months Ended March 31, 2017 (In millions)	North America		EMEA(2)		Latin America		APAC(3)		Total
2016 net sales	$531.6	52.8%	$235.4	23.4%	$90.9	9.0%	$148.0	14.7%	$1,005.9

Volume-Units	39.4	7.4%	(3.6)	(1.5)%	1.3	1.4%	1.2	0.8%	38.3	3.8%
Price/mix(1)	(9.2)	(1.7)%	(4.7)	(2.0)%	3.7	4.1%	(1.2)	(0.8)%	(11.4)	(1.1)%
Total constant dollar change (Non-U.S. GAAP)	30.2	5.7%	(8.3)	(3.5)%	5.0	5.5%	—	—%	26.9	2.7%
Foreign currency translation	0.6	0.1%	(8.0)	(3.4)%	1.5	1.7%	5.3	3.6%	(0.6)	(0.1)%
Total change (U.S. GAAP)	30.8	5.8%	(16.3)	(6.9)%	6.5	7.2%	5.3	3.6%	26.3	2.6%

2017 net sales	$562.4	54.5%	$219.1	21.2%	$97.4	9.4%	$153.3	14.9%	$1,032.2

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

(2)	EMEA = Europe, Middle East and Africa
(3)	APAC = Asia, Australia, New Zealand, Japan and Korea

Net Sales by Segment

The following tables present the components of change in net sales by our segment reporting structure for the three months ended March 31, 2017 compared with March 31, 2016.  We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

Three Months Ended March 31, 2017 (In millions)	Food Care		Product Care		Total Company
2016 Net Sales	$638.4	63.5%	$367.5	36.5%	$1,005.9

Volume – Units	19.8	3.1%	18.5	5.0%	38.3	3.8%
Price/mix(1)	(6.2)	(1.0)%	(5.2)	(1.4)%	(11.4)	(1.1)%
Total constant dollar change (Non-U.S. GAAP)	13.6	2.1%	13.3	3.6%	26.9	2.7%
Foreign currency translation	3.6	0.6%	(4.2)	(1.1)%	(0.6)	(0.1)%
Total change (U.S. GAAP)	17.2	2.7%	9.1	2.5%	26.3	2.6%

2017 Net Sales	$655.6	63.5%	$376.6	36.5%	$1,032.2

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

Food Care

Three Months Ended March 31, 2017 Compared With the Same Period of 2016

As reported, net sales increased $17 million, or 3%, in 2017 compared with 2016, of which $4 million was due to positive currency impact. On a constant dollar basis, net sales increased $13 million, or 2%, in 2017 compared with 2016 primarily due to the following:

•

the impact of higher unit volumes of $20 million, primarily in North America due to higher slaughter rates and demand with our core product portfolio, partially offset by declines in EMEA primarily related to the timing of equipment sales compared to the prior year, and APAC.

These were partially offset by:

•

unfavorable price/mix of $6 million, reflecting decreases in North America, due primarily to formula pricing at key customers, and declines in EMEA related to price indexing to the euro in Russia.  This was partially offset by favorable price/mix in Latin America primarily attributable to pricing initiatives implemented to offset currency devaluation.

Product Care

Three Months Ended March 31, 2017 Compared With the Same Period of 2016

As reported, net sales increased $9 million, or 3%, in 2017 as compared to 2016, which was impacted by $4 million of negative currency impact. On a constant dollar basis, net sales increased $13 million, or 4%, in 2017 compared with 2016 primarily due to the following:

•

higher unit volumes of $18 million, primarily in North America and APAC due to ongoing strength in the e-Commerce and third party logistics markets, partially offset by rationalization in Europe and softness in the industrial sectors.

This was partially offset by:

•	unfavorable price/mix of $5 million, primarily in North America related to the increase in sales of e-Commerce products.

Cost of Sales

Cost of sales for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,		%
(In millions)	2017	2016	Change
Net sales	$1,032.2	$1,005.9	2.6%
Cost of sales	695.8	670.3	3.8%
As a % of net sales	67.4%	66.6%

Three Months Ended March 31, 2017 Compared With the Same Period of 2016

As reported, cost of sales increased by $26 million, or 4%, in 2017 as compared to 2016. Cost of sales was impacted by unfavorable foreign currency translation of $2 million. On a constant dollar basis, cost of sales increased $24 million, or 4%, primarily due to higher raw material costs on increased sales volumes and non-material inflation partially offset by restructuring savings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the three months ended March 31, 2017 and 2016 are included in the table below.

	Three Months Ended
	March 31,		%
(In millions)	2017	2016	Change
Selling, general and administrative expenses	$195.8	$185.1	5.8%
As a % of net sales	19.0%	18.4%

Three Months Ended March 31, 2017 Compared With the Same Period of 2016

As reported and on a constant dollar basis, SG&A expenses increased $12 million, or 6%, in 2017 as compared to 2016. This increase reflected $16 million related to the pending sale of Diversey which was partially offset by lower spending.

Amortization Expense of Intangible Assets Acquired

Amortization expense of intangible assets acquired for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,		%
(In millions)	2017	2016	Change
Amortization expense of intangible assets acquired	$5.0	$2.8	78.6%
As a % of net sales	0.5%	0.3%

The increase in amortization expense of intangibles for the three months ended March 31, 2017 was primarily related to increases in capitalized software due to the rollout of an ERP system.

Restructuring Activities

See Note 9, “Restructuring and Relocation Activities,” of  the Notes to Condensed Consolidated Financial Statements  for additional details regarding each of the Company’s restructuring programs discussed below, restructuring plan’s accrual, spending and other activity for the three months ended March 31, 2017.

As reported in our 2016 Form 10-K, our December 2011 Integration and Optimization Program (“IOP”) is substantially complete, while the May 2013 Earnings Quality Improvement Program (“EQIP”) is nearing completion.  In the first quarter of 2016, the Board of Directors agreed to consolidate the remaining activities of those programs together with the December 2014 Fusion program to create a single program to be called the “Sealed Air Restructuring Program” or the “Program.”

The combined programs are estimated to generate incremental cost savings of $100 million to $110 million per annum (which includes approximately $50 million related to discontinued operations) by the end of 2019, compared with the savings run rate achieved by the end of 2015, of which approximately $25 million is expected to be achieved in 2017, including approximately $15 million of savings in discontinued operations.

For the three months ended March 31, 2017, the Program generated cost savings of $5 million (which included $4 million in discontinued operations), primarily in selling, general and administration expenses.

Additionally, the Program is expected to generate one-time cash and benefits of approximately $70 million from the sale of certain assets, state and local incentives in connection with the relocation of the Company’s headquarters and reductions in working capital. Through March 31, 2017, we had generated $30 million in cash related to the sale of our facility located in Racine, Wisconsin, $4 million from other site sales and $9 million from grants and other working capital benefits.

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

Interest expense for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended
	March 31,		2017 vs. 2016
(In millions)	2017	2016	Change
Interest expense on our various debt instruments:
Term Loan A due July 2017	1.5	1.3	0.2
Term Loan A due July 2019 (October 2016 prior to refinance)	5.2	4.1	1.1
Revolving credit facility due July 2019 (October 2016 prior to refinance)	0.6	0.6	—
6.50% Senior Notes due December 2020	6.9	7.0	(0.1)
4.875% Senior Notes due December 2022	5.4	5.3	0
5.25% Senior Notes due April 2023	5.8	5.7	0.1
4.50% Senior Notes due September 2023	4.9	5.1	(0.2)
5.125% Senior Notes due December 2024	5.6	5.6	—
5.50% Senior Notes due September 2025	5.6	5.6	—
6.875% Senior Notes due July 2033	7.8	7.8	—
Other interest expense	2.5	4.4	(1.9)
Less: capitalized interest	(3.0)	(1.6)	(1.4)
Total	$48.8	$50.9	$(2.1)

Foreign Currency Exchange (Losses) Gains Related to Venezuelan Subsidiaries

Effective January 1, 2010, Venezuela was designated a highly inflationary economy. The foreign currency exchange gains and losses we recorded in 2017 and 2016 for our Venezuelan subsidiary were the result of the significant changes in the exchange rates used to remeasure our Venezuelan subsidiary’s financial statements at the balance sheet date. We believe these gains and losses are attributable to the unstable foreign currency environment in Venezuela.  See Note 1, “Organization and Basis of Presentation – Impact of Inflation and Currency Fluctuation” of the Notes to Condensed Consolidated Financial Statements for further details.

Other Income (Expense), Net

See Note 18, “Other Income (Expense), net,” of the Notes to Condensed Consolidated Financial Statements for the components and discussion of other income (expense), net.

Income Taxes

Our effective income tax rate for the three months ended March 31, 2017 was 165.1%. The increase in our effective income tax rate as compared to the statutory rate reflected $85 million related to the repatriation strategy for offshore earnings and $42 million related to tax versus book basis differences which would theoretically be recovered upon the sale of Diversey. These were offset by $9 million of excess tax benefits on share-based compensation.

Our effective income tax rate for the three months ended March 31, 2016 was 19.0%. The reduction in the effective tax rate as compared to the statutory rate reflects a tax benefit of $10 million representing excess tax benefits on share-based compensation resulting from the Company's early adoption of ASU 2016-09, effective January 1, 2016. Refer to Note 2, “Recently Issued Accounting Standards” of the Notes to the Condensed Consolidated Financial Statements for additional information. The Company also recorded a net discrete expense of $1 million, primarily related to the impact of prior year repatriation strategies and increases in uncertain tax positions, partially offset by benefits related to state tax and equity compensation.

The Internal Revenue Service (the “Service”)  is currently auditing the 2011 consolidated U.S. federal income tax return of legacy Sealed Air and the 2012-2014 consolidated U.S. federal income tax return of the Company.  Included in the audit of the 2014 return is the examination by the Service with respect to the Settlement agreement deduction in 2014 and related carryback to legacy Sealed Air tax years. The outcome of the examination may require us to return a portion of the refund.

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

Net (Loss) Earnings Available to Common Stockholders from Continuing Operations

Net earnings available to common stockholders for the three months ended March 31, 2017 and 2016 are included in the table below.

	Three Months Ended
	March 31,		%
(In millions)	2017	2016	Change
Net (loss) earnings available to common stockholders from continuing operations	$(53.8)	$74.9	(171.8)%

Three Months Ended March 31, 2017 Compared With the Same Period of 2016

For the three months ended March 31, 2017, net income was unfavorably impacted by $139 million of special items, including $127 million of tax expense recorded in accordance with the pending sale of Diversey. In addition, net income was unfavorably impacted by special items expenses primarily related to charges related to the sale of Diversey of $16 million ($11 million net of taxes), restructuring and other restructuring associated costs of $5 million ($5 million, net of taxes) and gain from sale of our European food trays business of $2 million ($2 million net of tax).

For the three months ended March 31, 2016, this amount primarily includes restructuring and other associated costs related to our restructuring programs of $4 million ($3 million, net of taxes), loss from the sale of our European food trays business and other divestitures of $2 million ($2 million, net of taxes), and foreign currency exchange losses related to Venezuelan subsidiaries of $1 million ($1 million, net of taxes).

Net Earnings Available to Common Stockholders from Discontinued Operations

As a result of the definitive agreement to sell Diversey, the results of operations for Diversey are reported as discontinued operations in all periods presented.  Refer to Note 3, “Discontinued Operations,” of the Notes to Condensed Consolidated Financial Statements for additional information on Diversey. For the three months ended March 31, 2017 and 2016 discontinued operations were as follows:

	Three Months Ended
	March 31,		%
(In millions)	2017	2016	Change
Earnings from discontinued operations before income tax provision (benefit)	$31.7	$19.7	60.9%
Income tax provision (benefit) from discontinued operations	21.1	(7.8)	(370.5)%
Net earnings from discontinued operations	$10.6	$27.5

For the three months ended March 31, 2017, net earnings from discontinued operations was negatively impacted by $19 million of tax expense related to a change in the repatriation strategy of foreign earnings. For the three months ended March 31, 2016, net earnings from discontinued operations was favorably impacted by $9 million primarily from a benefit related to repatriation strategy and the release of reserves.

Adjusted EBITDA by Segment

We allocate and disclose depreciation and amortization expense to our segments, although property and equipment, net is not allocated to the segment assets, nor is depreciation and amortization included in the segment performance metric Adjusted EBITDA. As of January 1, 2017 we modified our calculation of Adjusted EBITDA to exclude interest income. The impact in this modification was $2 million for the three months ended March 31, 2016. We also allocate and disclose restructuring and other charges and impairment of goodwill and other intangible assets by segment, although it is not included in the segment performance metric Adjusted EBITDA since restructuring and other charges and impairment of goodwill and other intangible assets are categorized as special items. The accounting policies of the reportable segments and Other are the same as those applied to the Condensed Consolidated Financial Statements.

See Note 4, “Segments,” of the Notes to Condensed Consolidated Financial Statements for the reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings and other segment details.

	Three Months Ended
	March 31,		%
(In millions)	2017	2016	Change
Food Care	$141.5	$138.6	2.1%
Adjusted EBITDA Margin	21.6%	21.7%
Product Care	74.1	77.1	(3.9)%
Adjusted EBITDA Margin	19.7%	21.0%
Corporate(1)	(33.7)	(29.5)	14.2%
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$181.9	$186.2	(2.3)%
Adjusted EBITDA Margin	17.6%	18.5%

(1)

Corporate includes costs previously allocated to the Diversey Care segment and food hygiene and cleaning business of our Food Care segment reported within discontinued operations of $8 million and $5 million for three months ended March 31 2017 and 2016, respectively.

The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment in the three months ended March 31, 2017 as compared with the prior period.

Food Care

Three Months Ended March 31, 2017 Compared With the Same Period of 2016

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $1 million. On a reported and constant dollar basis, Adjusted EBITDA increased $3 million, or 2%, in 2017 compared with the same period in 2016 primarily due to the impact of:

•	positive volume trends of $9 million primarily reflecting improving protein trends and adoption of our advanced product portfolio; and
•	restructuring savings of $1 million.

These were partially offset by:

•	unfavorable price/ mix spread of $5 million; and
•	higher non-manufacturing costs of $2 million including salary and wage inflation.

Product Care

Three Months Ended March 31, 2017 Compared With the Same Period of 2016

Adjusted EBITDA was impacted by unfavorable foreign currency translation of $1 million. On a reported and constant dollar basis, Adjusted EBITDA decreased $2 million, or 2%, in 2017 compared with the same period in 2016 primarily due to the impact of:

•	positive volume trends of $8 million.

These were more than offset by:

•	unfavorable price/cost spread and mix of $7 million primarily due to unfavorable mix of e-Commerce products; and
•	higher non-material manufacturing costs and direct costs of $3 million, including salary and wage inflation.

Corporate

Three Months Ended March 31, 2017 Compared With the Same Period of 2016

The increase in Corporate expenses on an as reported basis and constant dollar basis in 2017 reflected an increase in costs that were previously allocated to Diversey, but which were not included in net earnings from discontinued operations.

 Reconciliation of Non-U.S. GAAP Total Company Adjusted EBITDA to U.S. GAAP Net Earnings Available to Common Stockholders

See Note 4, “Segments,” of the Notes to Condensed Consolidated Financial Statements for other segment details. The following table shows the reconciliation of U.S. GAAP net earnings available to common stockholders to Non-U.S. GAAP Total Company Adjusted EBITDA:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Net (loss) earnings from continuing operations	$(53.8)	$74.9
Interest expense	(48.8)	(50.9)
Interest income	2.2	1.6
Income tax provision	136.4	17.6
Depreciation and amortization(2)	(37.2)	(34.9)
Special items:
Restructuring and other charges(3)	(1.9)	0.2
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(3.9)	(3.9)
SARs	—	(0.1)
Foreign currency exchange loss related to Venezuelan subsidiaries	—	(1.0)
Gain on sale of European food trays business	2.3	(1.6)
Loss related to the sale of other businesses, investments and property, plant and equipment	—	(1.7)
Charges incurred related to the sale of Diversey	(16.1)	—
Other special items(1)	4.1	(1.4)
Pre-tax impact of Special items	(15.5)	(9.5)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$181.9	$186.2

(1)

Other special items for the three months ended March 31, 2017 primarily included a recovered wage tax as the result of a court ruling partially offset by legal fees associated with restructuring and acquisitions. Other special items for the three months ended March 31, 2016 primarily included legal fees associated with restructuring and acquisitions.

(2)	Depreciation and amortization by segment, including share-based incentive compensation, is as follows:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Food Care	$25.1	$22.9
Product Care	11.5	9.6
Corporate	0.6	2.4
Total Company depreciation and amortization(1)	$37.2	$34.9

(1)	Includes share-based incentive compensation of $8 million and $12 million for the three months ended March 31, 2017 and three months ended March 31, 2016, respectively.

(3)	Restructuring and other charges by our segment reporting structure were as follows:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Food Care	$1.2	$(0.1)
Product Care	0.7	(0.1)
Total Company restructuring and other charges	$1.9	$(0.2)

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

As of March 31, 2017, we had cash and cash equivalents of $258 million, of which approximately $191 million, or approximately 74%, was located outside of the U.S. There were certain foreign government regulations restricting transfers on less than $10 million of the cash located outside of the U.S. Our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that in the near term cash located outside of the U.S. will be needed to satisfy its obligations, dividends and other demands for cash in its U.S.

Cash and Cash Equivalents

The following table summarizes our accumulated cash and cash equivalents:

	March 31,	December 31,
(In millions)	2017	2016
Cash and cash equivalents	$258.4	$333.7

See “Analysis of Historical Cash Flows” below.

Accounts Receivable Securitization Programs

At March 31, 2017, we had $170 million available to us under the U.S. and European programs of which we had $30 million outstanding as of March 31, 2017. At December 31, 2016, we had $188 million available to us under the programs of which we had no amounts outstanding. See Note 8, “Accounts Receivable Securitization Programs,” of the Notes to Condensed Consolidated Financial Statements for information concerning these programs.

Lines of Credit

We have a $700 million revolving credit facility. During the first three months of 2017, we utilized borrowings under this facility and had outstanding borrowings of $5 million at March 31, 2017 and we had no outstanding borrowings at December 31, 2016.  See Note 10, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.

There was $62 million and $83 million outstanding under various lines of credit extended to our subsidiaries at March 31, 2017 and December 31, 2016, respectively.  See Note 10, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.

Covenants

At March 31, 2017, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 10, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.

Debt Ratings

Our cost of capital and ability to obtain external financing may be affected by our debt ratings, which the credit rating agencies review periodically. Below is a table that details our credit ratings by the various types of debt by rating agency.

Moody’s
	Investor	Standard
	Services	& Poor’s
Corporate Rating	Ba2	BB
Senior Unsecured Rating	Ba3	BB
Senior Secured Credit Facility Rating	Baa3	BBB-
Outlook	Stable	Watch Positive

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

Outstanding Indebtedness

At March 31, 2017 and December 31, 2016, our total net debt outstanding consisted of the amounts set forth in the following table.

	March 31,	December 31,
(In millions)	2017	2016
Short-term borrowings	$96.9	$83.0
Current portion of long-term debt	296.5	297.0
Total current debt	393.4	380.0
Total long-term debt, less current portion(1)	3,762.7	3,762.6
Total debt	4,156.1	4,142.6
Less: Cash and Cash equivalents	(258.4)	(333.7)
Net debt	3,897.7	3,808.9

(1)	Amounts are net of unamortized discounts and debt issuance costs of $35 million as March 31, 2017 and $36 million as of December 31, 2016.

See Note 10, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.

Analysis of Historical Cash Flow

The following table shows the changes in our Condensed Consolidated Statement of Cash Flows in the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
(In millions)	2017	2016
Net cash provided by operating activities	$17.2	$14.7
Net cash used in investing activities	(55.3)	(68.7)
Net cash (used in) provided by financing activities	(45.7)	26.1
Effect of foreign currency exchange rate changes on cash and cash equivalents	8.5	(10.9)

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
(In millions)	2017	2016	Change
Cash flow provided by operating activities	$17.2	$14.7	$2.5
Capital expenditures	(50.4)	(51.8)	1.4
Free cash flow(1)	$(33.2)	$(37.1)	$3.9

(1)	Free cash flow was $(31) million in 2017 excluding the payment of charges related to the sale of Diversey of $2 million.

Net Cash Provided by Operating Activities

Three Months Ended March 31, 2017

Net cash provided by operating activities of $17 million in the three months ended March 31, 2017 was primarily attributable to:

•

$185 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for deferred taxes, depreciation and amortization, share-based incentive compensation expenses and profit sharing expenses.

These were partially offset by:

•	$113 million of changes in other liabilities and assets. This activity primarily reflects the timing of certain annual incentive compensation payments and payments of rebates;
•	$43 million of net losses; and
•

$12 million of changes in operating assets and liabilities, primarily reflecting an increase in trade receivables and inventory partially offset by an increase in accounts payable. This activity reflects the utilization of financing agreements to extend external payment terms, timing of inventory purchases and the related payments of cash along with the seasonality of sales and collections.

Three Months Ended March 31, 2016

Net cash provided by operating activities of $15 million in the three months ended March 31, 2016 was primarily attributable to:

•

$102 million of net earnings, which included $67 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for depreciation and amortization, share-based incentive compensation expenses.

These were partially offset by a net cash use of $154 million in changes in assets and liabilities, primarily reflecting:

•	$106 million of changes in other liabilities and assets. This activity primarily reflects the timing of certain annual incentive compensation payments; and
•

$48 million of changes in operating assets and liabilities, primarily reflecting an increase in trade receivables and inventory partially offset by an increase in accounts payable. This activity reflects the timing of inventory purchases and the related payments of cash and the seasonality of sales and collections.

Net Cash Used in Investing Activities

Three Months Ended March 31, 2017

Net cash used in investing activities of $55 million in the three months ended March 31, 2017 primarily consisted of the following:

•	capital expenditures of $50 million; and
•	$7 million related to settlements of foreign currency forward contracts.

These were partially offset by:

•	$2 million related to net proceeds in the sale of the European food trays business.

Three Months Ended March 31, 2016

Net cash used in investing activities of $69 million in the three months ended March 31, 2016 primarily consisted of the following:

•	capital expenditures of $52 million; and
•	$22 million related to settlements of foreign currency forward contracts.

These factors were partially offset by:

•	$6 million related to net proceeds in the sale of business and property and equipment.

Net Cash (Used in) Provided by Financing Activities

Three Months Ended March 31, 2017

Net cash used in financing activities of $46 million in the three months ended March 31, 2017 was primarily due to the following:

•	payments of quarterly dividends of $31 million;
•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $22 million;
•	payments of Term Loan A of $14 million; and
•	payments made for the settlement of cross currency swaps of $2 million.

These factors were partially offset by:

•	increases in short-term borrowings under our revolving credit facility, local lines of credit and accounts receivable securitization programs of $24 million.

Three Months Ended March 31, 2016

Net cash provided by financing activities of $26 million in the three months ended March 31, 2016 was primarily due to the following:

•	increases in short-term borrowings under our revolving credit facility, local lines of credit and accounts receivable securitization programs of $107 million.

These factors were partially offset by:

•	repurchases of common stock of $32 million;
•	payments of quarterly dividends of $26 million; and
•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $22 million.

Changes in Working Capital

	March 31,	December 31,
(In millions)	2017	2016	Change
Working capital (current assets less current liabilities)	$1,625.9	$96.3	$1,529.6
Current ratio (current assets divided by current liabilities)	1.6x	1.0x
Quick ratio (current assets, less inventories divided by current liabilities)	1.4x	0.8x

The $1,530 million, or 1,589%, increase in working capital reflected:

•

an increase in current assets held for sale of $2.1 billion partially offset by an increase in current liabilities held for sale of $529 million related with the sale of Diversey. As the sale is expected to be completed during 2017 all Diversey balances  were moved to current;

•	an increase in inventory to support higher anticipated sales in the second quarter;
•	an increase in prepaid expenses and other current assets due to an increase in accounts receivables held as collateral under the securitization program; and
•	a decrease in other current liabilities primarily reflecting the payment of performance-based compensation and profit sharing previously accrued.

These were partially offset by:

•	an increase in accounts payable consistent with the increase in inventories and continuing initiatives for longer payment terms.

Changes in Stockholders’ Equity

The $2 million, or less than 1%, increase in stockholders’ equity in the three months ended March 31, 2017 was primarily due to the following:

•	net loss of $27 million;
•	increase of $9 million in additional paid in capital due primarily to stock-based incentive compensation;
•	cumulative translation adjustment of $55 million; and
•	a net increase in unrecognized pension items of $5 million.

These were partially offset by:

•	dividends paid and accrued on our common stock of $31 million; and
•	unrealized losses on derivative instruments of $10 million.

Derivative Financial Instruments

Interest Rate Swaps

The information set forth in Note 11, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Interest Rate Swaps” is incorporated herein by reference.

Interest Rate and Currency Swaps

The information set forth in Note 11, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Interest Rate and Currency Swaps” is incorporated herein by reference.

Net Investment Hedge

The information set forth in Note 11, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Net Investment Hedge” is incorporated herein by reference.

Other Derivative Instruments

The information set forth in Note 11, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Other Derivative Instruments” is incorporated herein by reference.

Foreign Currency Forward Contracts

At March 31, 2017, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.

The information set forth in Note 11, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Foreign Currency Forward Contracts,” is incorporated herein by reference.  For further discussion about these contracts and other financial instruments, see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements

We are subject to numerous recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 2, “Recently Issued Accounting Standards,” of the Notes to Condensed Consolidated Financial Statements, which describes these new accounting standards and is incorporated herein by reference.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2016 Form 10-K.  For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2016 Form 10-K, which information is incorporated herein by reference.

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

At March 31, 2017, we had no outstanding interest rate collars or options.

The information set forth in Note 11, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Interest Rate Swaps,” is incorporated herein by reference.

See Note 12, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $81 million in the fair value of the total debt balance at March 31, 2017. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

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

Venezuela

Economic and political events in Venezuela have exposed us to heightened levels of foreign currency exchange risk.  See Note 1, “Organization and Basis of Presentation – Impact of Inflation and Currency Fluctuation” of the Notes to Condensed Consolidated Financial Statements for additional details.

Argentina

Recent economic events in Argentina, including the default on some of its international debt obligations, have exposed us to heightened levels of foreign currency exchange risks. However, as of March 31, 2017, we do not anticipate these events will have a material impact on our 2017 result of operations. As of March 31, 2017, about 1% of our consolidated net sales and operating income were derived from our businesses in Argentina. As of March 31, 2017, we had net assets of $26 million (including less than $1 million of cash and cash equivalents) in Argentina. Also, as of March 31, 2017, our Argentina subsidiaries had a negative cumulative translation adjustment balance of $44 million.

Russia

The U.S. and the European Union (EU) have recently imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities. Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products. These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however they may limit the amount of future business the Company does with customers involved in activities in Russia. However, as of March 31, 2017, we do not anticipate these events will have a material impact to our 2017 result of operations. As of March 31, 2017, less than 2% of our consolidated net sales were derived from products sold into Russia. As of March 31, 2017, we had net assets of $84 million (including $10 million of cash and cash equivalents) in Russia. Also, as of March 31, 2017, our Russia subsidiaries had a negative cumulative translation adjustment balance of $41 million.

Greece

Recent economic events in Greece, including missing payment to the International Monetary Fund and the uncertainties relating to the ability of Greece to remain in the European Monetary Union may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of March 31, 2017, we do not anticipate these events will have a material impact on our 2017 results of operations. As of March 31, 2017, less than 1% of our consolidated net sales were derived from products sold into Greece. As of March 31, 2017, we had net assets of $20 million (including $2 million of cash and cash equivalents) in Greece. Also, as of March 31, 2017, our Greece subsidiaries had a negative cumulative translation adjustment balance of $4 million.

Brazil

Recent economic events in Brazil, including the increase in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of March 31, 2017, we do not anticipate these events will have a material impact on our 2017 results of operations. As of March 31, 2017, 3% of our consolidated net sales were derived from products sold into Brazil. As of March 31, 2017, we had net assets of $179 million (including $1 million of cash and cash equivalents) in Brazil. Also, as of March 31, 2017, our Brazil subsidiaries had a negative cumulative translation adjustment balance of $101 million.

United Kingdom

Recent economic events in United Kingdom, including their intention to exit from the European Union may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of March 31, 2017, we do not anticipate these events will have a material impact on our 2017 results of operations. As of March 31, 2017, less than 4% of our consolidated net sales were derived from products sold into the United Kingdom. As of March 31, 2017, we had net assets of $327 million (including $3 million of cash and cash equivalents) in United Kingdom. Also, as of March 31, 2017, our United Kingdom subsidiaries had a negative cumulative translation adjustment balance of $71 million.

Impact of Inflation and Currency Fluctuation

Economic and political events in certain countries have exposed us to heightened levels of inflation and foreign currency exchange risks.  The effects of these could impact our financial condition and results of operations.  See Note 1, “Organization and Basis of Presentation – Impact of Inflation and Currency Fluctuation” of the Notes to Condensed Consolidated Financial Statements for details regarding the impact of inflation and currency fluctuation.  Also, for a discussion of our risk factors, please refer to Part II, Item 1A, “Risk Factors.”

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at March 31, 2017 would have caused us to pay approximately $51 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

Our foreign currency forward contracts are described in Note 11, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference.

Interest Rate and Currency Swaps

In 2014, in connection with exercising the $100 million delayed draw under the senior secured credit facility, we entered into a series of interest rate and currency swaps in a notional amount of $100 million. On September 30, 2016, the first $20 million swap contract matured and was settled. As a result of the settlement, the Company received $5 million. On March 31, 2017, A settlement payment was made for less than $2 million. These swaps have been classified as assets held for sale on the Condensed Consolidated Balance Sheet and the related activity has been classified as earnings from discontinued operations before income tax provision on the Condensed Consolidated Statement of Operations. These swaps convert the U.S. dollar-denominated variable rate obligation under the credit facility into a fixed Brazilian real-denominated obligation.  The delayed draw and the interest rate and currency swaps are used to fund expansion and general corporate purposes of our Brazilian subsidiaries.

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

The €400 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the fair value of debt was $23 million ($14 million after tax) as of March 31, 2017 and is reflected in long-term debt on our Condensed Consolidated Balance Sheet.

In March 2015, we entered into a series of cross-currency swaps with a combined notional amount of $425 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The fair value of this hedge as of March 31, 2017 was $(7) million ($(4) million after tax) on our Condensed Consolidated Balance Sheet. Semi-annual interest settlements resulted in AOCI of $14 million ($9 million after tax).

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

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $891 million at March 31, 2017 and $875 million at December 31, 2016.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was less than $1 million for the three months ended March 31, 2017 and for the three months ended March 31, 2016.  The allowance for doubtful accounts was $9 million at March 31, 2017 and $8 million at December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are currently engaged in a phased implementation and upgrade of enterprise resource planning software in certain regions, which will bring all regions on to common software over the next few years.  The implementation is being performed in the ordinary course of business to improve efficiency through the use of common software.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 15, “Commitments and Contingencies,” which is incorporated herein by reference.  See also Part I, Item 3, “Legal Proceedings,” of our 2016 Form 10-K, as subsequently updated by our Quarterly Reports on Form 10-Q, as well as the information incorporated by reference in that item.

We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our condensed consolidated financial condition or results of operations.

Item 1A. Risk Factors

There have been no significant changes to our risk factors since December 31, 2016.  For a discussion of our risk factors, please refer to Part I, Item 1A, “Risk Factors,” of our 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

In March 2017, we transferred 502,519 shares of our common stock, par value $0.10 per share, to our profit sharing plan as part of our 2016 contribution to the plan.  The issuance of such shares to the plan was not registered under the Securities Act of 1933, as amended, because such transaction did not involve an “offer” or “sale” of securities under Section 2(a)(3) of the Securities Act.

(c)	Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended  March 31, 2017, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

			Total Number of	Maximum Approximate Dollar
			Shares Purchased as	Value of Shares that May
	Total Number of	Average Price	Part of Announced	Yet be Purchased Under the
Period	Shares Purchased (1)	Paid Per Share	Plans or Programs	Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of December 31, 2016				$667,205,595
January 1, 2017 through January 31, 2017	5,583	—	—	667,205,595
February 1, 2017 through February 28, 2017	412,225	—	—	667,205,595
March 1, 2017 through March 31, 2017	54,917	—	—	667,205,595
Total	472,725	—	—	$667,205,595

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

	Shares withheld	Average withholding	Forfeitures under
	for tax obligations	price for shares	Omnibus Incentive
Period	and charges	in column “a”	Plan	Total
	(a)	(b)	(c)	(d)
January 2017	—	—	5,583	5,583
February 2017	409,004	47.12	3,221	412,225
March 2017	54,917	45.04	—	54,917
Total	463,921		8,804	472,725

On July 9, 2015, the Board of Directors authorized a new stock repurchase program to repurchase up to $1.5 billion of the Company’s issued and outstanding common stock. This new program replaced the previous stock repurchase program approved in August 2007. This program has no set expiration date. On March 25, 2017, the Board of Directors further authorized up to an additional $1.5 billion of repurchases of the Company’s outstanding common stock under such program. The Company's decision to pursue the sale of Diversey previously restricted the ability to repurchase shares under the current share buyback program.

Item 6. Exhibits

Exhibit Number	Description

2.1	Purchase Agreement, dated as of March 25, 2017, by and between the Company and Diamond (BC) B.V.

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

10.1	Agreement, dated March 6, 2017, between the Company and Ilham Kadri.

31.1	Certification of Jerome A. Peribere pursuant to Rule 13a-14(a), dated May 9, 2017.

31.2	Certification of Carol P. Lowe pursuant to Rule 13a-14(a), dated May 9, 2017.

32	Certification of Jerome A. Peribere and Carol P. Lowe, pursuant to 18 U.S.C. § 1350, dated May 9, 2017.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: May 10, 2017	By:	/s/ William G. Stiehl
William G. Stiehl
Chief Accounting Officer and Controller