Form 10-Q
period 2017-06-30
SEALED AIR CORP/DE
filed 2017-08-09
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 190,031,346 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of July 31, 2017.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share data)	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$243.0	$333.7
Trade receivables, net of allowance for doubtful accounts of $8.0 in 2017 and $8.4 in 2016	310.3	460.5
Income tax receivables	15.9	11.5
Other receivables	77.3	72.7
Inventories, net of inventory reserves of $15.7 in 2017 and $13.4 in 2016	532.1	456.7
Current assets held for sale	3,016.4	825.7
Prepaid expenses and other current assets	251.9	54.5
Total current assets	4,446.9	2,215.3
Property and equipment, net	926.7	889.6
Goodwill	1,889.1	1,882.9
Intangible assets, net	41.0	40.1
Deferred taxes	129.7	169.9
Non-current assets held for sale	—	2,026.0
Other non-current assets	193.5	175.4
Total assets	$7,626.9	$7,399.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$358.0	$83.0
Current portion of long-term debt	297.5	297.0
Accounts payable	646.7	539.2
Current liabilities held for sale	1,293.6	683.3
Accrued restructuring costs	29.7	44.8
Other current liabilities	444.5	471.7
Total current liabilities	3,070.0	2,119.0
Long-term debt, less current portion	3,790.1	3,762.6
Deferred taxes	4.4	4.9
Non-current liabilities held for sale	—	501.0
Other non-current liabilities	422.9	402.0
Total liabilities	7,287.4	6,789.5
Commitments and contingencies - Note 15
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2017 and 2016	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 229,927,326 in 2017 and 227,638,738 in 2016; shares outstanding: 190,037,584 in 2017 and 193,482,383 in 2016	23.0	22.8
Additional paid-in capital	1,943.7	1,974.1
Retained earnings	1,022.8	1,040.0
Common stock in treasury, 39,899,742 shares in 2017 and 34,156,355 shares in 2016	(1,729.4)	(1,478.1)
Accumulated other comprehensive loss, net of taxes	(920.6)	(949.1)
Total stockholders’ equity	339.5	609.7
Total liabilities and stockholders’ equity	$7,626.9	$7,399.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
(In millions, except share data)	2017	2016	2017	2016
Net sales	$1,070.3	$1,038.9	$2,102.5	$2,044.8
Cost of sales(1)	726.0	689.3	1,421.8	1,359.6
Gross profit	344.3	349.6	680.7	685.2
Selling, general and administrative expenses(1)	201.8	197.3	397.6	382.4
Amortization expense of intangible assets acquired	1.1	3.5	6.1	6.3
Restructuring and other charges(1)	2.0	1.2	3.9	1.0
Operating profit	139.4	147.6	273.1	295.5
Interest expense	(50.9)	(50.9)	(99.7)	(101.8)
Foreign currency exchange loss related to Venezuelan subsidiaries	—	(0.6)	—	(1.6)
Charge related to Venezuelan subsidiaries(1)	—	(46.0)	—	(46.0)
Other (expense) income, net	(3.9)	4.5	(6.2)	1.0
Earnings before income tax provision	84.6	54.6	167.2	147.1
Income tax provision	56.1	53.0	192.5	70.6
Net earnings (loss) from continuing operations	28.5	1.6	(25.3)	76.5
Net earnings from discontinued operations, net of tax	59.3	48.0	69.9	75.5
Net earnings available to common stockholders	$87.8	$49.6	$44.6	$152.0
Basic:
Continuing operations	$0.14	$0.01	$(0.13)	$0.38
Discontinued operations	0.31	0.24	0.36	0.38
Net earnings (loss) per common share - basic(2)	$0.45	$0.25	$0.23	$0.76
Diluted:
Continuing operations	$0.14	$0.01	$(0.13)	$0.38
Discontinued operations	0.31	0.24	0.36	0.38
Net earnings (loss) per common share - diluted(2)	$0.45	$0.25	$0.23	$0.76
Dividends per common share	$0.16	$0.16	$0.32	$0.29
Weighted average number of common shares outstanding:
Basic	192.5	195.6	192.9	195.4
Diluted(2)	194.8	198.4	195.3	198.0

See accompanying Notes to Condensed Consolidated Financial Statements.

(1)
Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country.  Refer to Note 1, "Organization and Basis of Presentation," of the Notes to the Condensed Consolidated Financial Statement for further details.

(2)
The Company early adopted ASU 2016-09 on a prospective basis as required, related to the recognition of excess tax benefits to the income statement which were previously recorded in additional paid-in capital, effective January 1, 2016. This resulted in an additional 456,352 and 436,288 diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2016, respectively, and recognition of excess tax benefits of $9.6 million in net earnings from continuing operations and $1.0 million in net earnings from discontinued operations for the six months ended June 30, 2016 (there was no impact for the three months ended June 30, 2016). As a result, net earnings per common share increased by $0.05 per share for the six months ended June 30, 2016 and no impact for the three months ended June 30, 2016. Refer to Note 2, “Recently Issued Accounting Standards” of the Notes to the Condensed Consolidated Financial Statements for further details.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
(In millions)	2017	2016	2017	2016
Net earnings available to common stockholders	$87.8	$49.6	$44.6	$152.0
Other comprehensive (loss) income, net of taxes:
Recognition of deferred pension items, net of taxes of $(3.0) for the three months ended June 30, 2017, $(0.7) for the three months ended June 30, 2016, $(2.8) for the six months ended June 30, 2017 and $(1.3) for the six months ended June 30, 2016	0.8	2.1	5.3	3.8
Unrealized gains (losses) on derivative instruments for net investment hedge, net of taxes of $24.5 for three months ended June 30, 2017, $(9.6) for the three months ended June 30, 2016, $27.5 for the six months ended June 30, 2017 and $4.4 for the six months end June 30, 2016	(39.5)	15.5	(44.4)	(7.1)
Unrealized losses on derivative instruments for cash flow hedge, net of taxes of $0.2 for the three months ended June 30, 2017, $0.5 for the three months ended June 30, 2016, $1.4 for the six months ended June 30, 2017 and $2.4 for the six months ended June 30, 2016	(1.5)	(0.6)	(6.2)	(4.7)
Foreign currency translation adjustments, net of taxes of $2.5 for the three months ended June 30, 2017, $(1.3) for the three months ended June 30, 2016, $4.4 for the six months ended June 30, 2017 and $(20.1) for the six months ended June 30, 2016	18.6	(6.2)	73.8	(15.5)
Other comprehensive (loss) income, net of taxes	(21.6)	10.8	28.5	(23.5)
Comprehensive income, net of taxes	$66.2	$60.4	$73.1	$128.5

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, (unaudited)
(In millions)	2017	2016(2)
Net earnings available to common stockholders	$44.6	$152.0
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	105.1	106.6
Share-based incentive compensation	23.0	30.0
Profit sharing expense	12.9	17.3
Remeasurement loss related to Venezuelan subsidiaries	0.1	2.8
Reclassification of cumulative translation adjustment of Venezuelan subsidiaries	—	46.0
Provisions for bad debt	2.1	1.8
Provisions for inventory obsolescence	3.7	5.3
Deferred taxes, net	116.8	8.5
Net loss (gain) on sale of business	(2.3)	1.9
Other non-cash items	6.6	5.3
Changes in operating assets and liabilities:
Trade receivables, net	(58.3)	(83.9)
Inventories	(86.5)	(82.9)
Accounts payable	145.4	90.3
Other assets and liabilities	(171.9)	(114.1)
Net cash provided by operating activities(1)	141.3	186.9
Cash flows from investing activities:
Capital expenditures	(93.2)	(113.5)
Proceeds, net from sale of business and property and equipment	3.6	8.2
Business acquired in purchase transactions, net of cash acquired	(3.5)	—
Settlement of foreign currency forward contracts	11.3	(31.3)
Net cash used in investing activities	(81.8)	(136.6)
Cash flows from financing activities:
Net proceeds from borrowings	252.2	35.0
Change in cash used as collateral on borrowing arrangements	(2.0)	0.3
Dividends paid on common stock	(61.8)	(57.0)
Acquisition of common stock for tax withholding	(21.5)	(22.3)
Repurchases of common stock	(305.3)	(52.0)
Other financing activities	0.3	—
Net cash used in financing activities(1)	(138.1)	(96.0)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(12.1)	(16.3)
Balance, beginning of period	333.7	321.7
Net change during the period	(90.7)	(62.0)
Balance, end of period	$243.0	$259.7
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$107.0	$108.0
Income tax payments	$92.6	$59.9
Payments related to the sale of Diversey(3)	$44.8	$—
Stock appreciation rights payments (less amounts included in restructuring payments)	$—	$1.9
Restructuring payments including associated costs	$33.1	$36.4
Non-cash items:
Transfers of shares of our common stock from treasury for our 2016 and 2015 profit-sharing plan contributions	$22.3	$37.6

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

(1)
The Company early adopted ASU 2016-09 on a retrospective basis related to the classification of excess tax benefits on the Statement of Cash Flows, effective January 1, 2016, which resulted in an increase in operating cash flow of $6.8 million and a decrease in financing activities of $6.8 million for the six months ended June 30, 2016. There was not a material impact on the three months ended June 30, 2016. Refer to Note 2, “Recently Issued Accounting Standards” of the Notes to the Condensed Consolidated Financial Statements for further details.

(2)
Due to changes in the accounting treatment of a factoring agreement the Company reclassified amounts from cash and cash equivalents to other receivables of $7.8 million as of June 30, 2016. This reclassification resulted in an increase in cash provided by operating activities of $1.1 million for the six months ended June 30, 2016.

(3)	Payments related to the sale of Diversey includes $33.0 million related to tax payments and the remainder primarily attributable to professional fees.

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
Basis of Presentation
Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our Condensed Consolidated Balance Sheet as of June 30, 2017 and our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2017 and 2016 have been made. The results set forth in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2017 and in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our condensed consolidated financial condition, results of operations or cash flows.
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
On March 25, 2017, we entered into a definitive agreement to sell the Diversey Care division and the food hygiene and cleaning business within the Food Care division. The net assets of Diversey have met the criteria to be classified as “held for sale” and are reported as such in all periods presented. Results of operations for Diversey are reported as discontinued operations in all periods presented. See Note 3, “Discontinued Operations” for further information.
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

2016 Activity
Effective March 10, 2016, there were only two legal mechanisms in Venezuela to access U.S. dollars. This included the DIPRO (10.0 bolivars per U.S. dollar), which replaced the CENCOEX rate and is the preferential rate for essential goods and services and; the DICOM rate, which replaced the SIMADI rate, which was allowed to float freely.
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
During the first six months of 2016, we were only able to access the SIMADI market (during the period the market was available) and only received minimal amounts of U.S. dollars during the first three months of 2016. We did not receive any U.S. dollars via the CENCOEX (at an official rate of 6.3) or the DIPRO (at an official rate of 10.0). For any U.S. dollar denominated monetary asset or liability, such amounts do not get remeasured at month-end since it is already an asset or liability denominated in U.S. dollars. As a result of this evaluation, the Company reported a remeasurement loss of $1.1 million (of which $0.6 million related to continuing operations) for the three months ended June 30, 2016 and $2.8 million (of which $1.6 million related to continuing operations) for the six months ended June 30, 2016.
Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country.  Foreign exchange control regulations have affected our Venezuelan subsidiaries ability to obtain inventory and maintain normal production. This resulted in total costs of $47.3 million being incurred which included the following (i) a voluntary reduction in headcount including severance and termination benefits for employees of approximately $0.3 million, (ii) depreciation and amortization expense related to fixed assets and intangibles of approximately $0.6 million (iii) inventory reserves of $0.4 million and (iv) the reclassification of approximately $46.0 million of cumulative translation adjustment into net income as the Company’s decision to cease operations is similar to a substantially complete liquidation.
2017 Activity
On May 19, 2017, the Venezuelan government published in Exchange Agreement No. 38 that the DICOM system would now operate through an auction process which is referred to as the new DICOM. This became effective on May 23, 2017.
At June 30, 2017, we concluded that we would continue to use the DICOM rate to remeasure our remaining bolivar denominated monetary assets and liabilities since it was our only legally available option and our intent on a go-forward basis to utilize this market if needed, to settle any future transactions based on current facts and circumstances. During the first six months of 2017, we did not receive any U.S dollars via any of the legal mechanisms noted above. The new DICOM rate as of June 30, 2017 was 2,640.0 which reflects the last auction in June 2017. As a result of this evaluation, the Company reported a remeasurement loss of less than $1.0 million for the three months and six month ended June 30, 2017 (which included $0.1 million of income related to continuing operations).
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

Under previous guidance, excess tax benefits and certain tax deficiencies from share-based compensation arrangements were recorded in additional paid-in-capital within equity when the awards vested or were settled. ASU 2016-09 requires that all excess tax benefits and all tax deficiencies be recognized as income tax expense or benefit in the income statement and adoption was on a prospective basis. As a result of the adoption, the Company recognized excess tax benefits of $9.6 million in net earnings from continuing operations and $1.0 million in net earnings from discontinued operations for the six months ended June 30, 2016. ASU 2016-09 also requires excess tax benefits to be prospectively excluded from assumed future proceeds in the calculation of diluted shares. As a result of the adoption, it resulted in an additional 456,352 and 436,288 of diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2016, respectively. As a result, continuing operations net earnings per common share increased by $0.05 per share for the six months ended June 30, 2016. There was no impact for the three months ended June 30, 2016. Additionally, the Company elected to apply the cash flow classification guidance of ASU 2016-09 retrospectively. For the six months ended June 30, 2016 this resulted in an increase in operating cash flow of $6.8 million and a decrease in financing activities of $6.8 million.

Recently Issued Accounting Standards
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 amends the considerations for determining if a modification should be accounted for. This new guidance requires an entity to consider the fair value of an award before and after modification, the vesting conditions of the modified award and the classification of the modified award as an equity instrument. The amendments in ASU 2017-09 are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. We are currently in the process of evaluating this new standard update.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Benefit Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. This new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. The amendments in ASU 2017-07 are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. We are currently in the process of evaluating this new standard update.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 as part of the goodwill impairment test. The amount of the impairment charge to be recognized would now be the amount by which the carrying value exceeds the reporting unit’s fair value. The loss to be recognized cannot exceed the amount of goodwill allocated to that reporting unit. The amendments in ASU 2017-04 are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently in the process of evaluating this new standard update.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on eight specific cash flow issues in regard to how cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. We are currently in the process of evaluating this new standard update.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, February 2017 and May 2017 within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2017-05 and ASU 2017-10 respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2017-05 and ASU 2017-10 collectively, Topic 606). Previous revenue recognition guidance in U.S. GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 expands and enhances disclosure requirements which require disclosing sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This includes both qualitative and quantitative information. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, (“ASU 2015-14”). The amendments in ASU 2015-14 delay the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017 and allow early adoption as of the original public entity effective date. The amendments in ASU 2016-08, ASU 2016-10 and ASU 2016-12 are effective in conjunction with ASU 2015-14.

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

Note 3 Discontinued Operations

On March 25, 2017, we entered into a definitive agreement to sell our Diversey Care division and the food hygiene and cleaning business within our Food Care division for gross proceeds of USD equivalent of $3.2 billion, subject to customary closing conditions. The transaction is expected to be completed in the third quarter of 2017 and generate approximately $2.5 billion in net cash, on an after tax basis. We intend to use the cash generated from this transaction to repay debt and maintain our credit profile, repurchase shares to minimize earnings dilution, and fund core growth initiatives, including potential complementary acquisitions to our Food Care and Product Care divisions.
The sale of Diversey will allow us to enhance our strategic focus on the Food Care and Product Care divisions and simplify our operating structure. We have classified the operating results from this business, together with certain costs related to the divestiture transaction, as discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations for the three and six months June 30, 2017 and 2016. Assets and liabilities of this business are classified as “held for sale” in the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016.
Summary operating results of Diversey were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net sales	$651.2	$688.1	$1,232.9	$1,272.8
Cost of sales	369.9	376.4	700.4	707.3
Gross profit	281.3	311.7	532.5	565.5
Selling, general and administrative expenses	206.9	216.7	405.8	428.1
Amortization expense of intangible assets acquired	21.1	24.0	38.8	42.7
Operating profit	53.3	71.0	87.9	94.7
Other expense, net	(5.1)	(2.5)	(8.0)	(6.5)
Earnings from discontinued operations before income tax (benefit) provision	48.2	68.5	79.9	88.2
Income tax (benefit) provision from discontinued operations	(11.1)	20.5	10.0	12.7
Net earnings from discontinued operations	$59.3	$48.0	$69.9	$75.5

Net sales decreased $36.9 million and $39.9 million for the three and six months ended June 30, 2017, respectively, primarily due to the expiration of the SC Johnson & Son (“SCJ”) licensing agreement as discussed below in the "Recent Events and Trends," section of Management's Discussion and Analysis. Additionally, for the three months and six months ended June 30, 2017, net earnings from discontinued operations was impacted by a $11.1 million benefit and $10.0 million expense, respectively, driven by expense related to a change in the repatriation strategy of foreign earnings offset by a favorable earnings mix in jurisdictions with lower rates. For the three and six months ended June 30, 2016, net earnings from discontinued operations were impacted by expense of $20.5 million and $12.7 million, respectively, primarily from a benefit related to a change in the repatriation strategy of foreign earnings, the release of reserves, and earnings mix in jurisdictions with lower tax rates.

The carrying value of the major classes of assets and liabilities of Diversey were as follows:

(In millions)	June 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$30.0	$30.0
Trade receivables, net	488.1	438.2
Inventories	236.6	203.2
Other receivables	78.4	70.3
Prepaid expenses and other current assets	88.1	80.6
Property and equipment, net	178.8	170.6
Goodwill	1,022.0	972.8
Intangible assets, net	667.3	669.9
Deferred taxes	48.0	50.7
Other non-current assets	178.4	162.0
Total assets held for sale	$3,015.7	$2,848.3
Liabilities:
Short-term borrowings	$22.5	$9.6
Current portion of long-term debt	30.6	31.1
Accounts payable	398.2	346.5
Other current liabilities	262.3	296.1
Long-term debt	178.9	175.7
Deferred taxes	96.0	56.3
Other non-current liabilities	305.1	269.0
Total liabilities held for sale	$1,293.6	$1,184.3

The following table presents selected financial information regarding cash flows of Diversey that are included within discontinued operations in the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
(In millions)	2017	2016
Non-cash items included in net earnings from discontinued operations:
Depreciation and amortization	$50.3	$58.4
Share-based incentive compensation	6.0	5.8
Profit sharing expense	1.5	2.0
Provision for bad debt	1.7	2.4
Capital expenditures	9.7	11.8

The amounts disclosed in the tables above have been excluded from disclosures unless otherwise noted.
Acquisitions
On April 1, 2017 the Diversey Care division acquired the UVC disinfection portfolio of Daylight Medical, a manufacturer of innovative medical devices. The preliminary fair value of the consideration transferred was approximately $25.2 million which included $3.5 million of cash paid at closing as well as a preliminary fair value of $21.7 million related to $14.4 million of noncontingent consideration which will be paid in the future and a $7.3 million of preliminary fair value for liability-classified contingent consideration. The assets and liabilities acquired as part of the acquisition are classified as held for sale on the Condensed Consolidated Balance Sheets.

Note 4 Segments
As a result of the sale of Diversey, we have changed our segment reporting structure. The Food Care division now excludes the food hygiene and cleaning business, which is included in discontinued operations, and includes our Medical Applications and New Ventures businesses, which were previously reported in the “Other” category. The Other category also previously included “Corporate” which is now its own category.
The Company’s segment reporting structure now consists of two reportable segments and a Corporate category as follows:

•	Food Care (including Medical Applications and New Ventures businesses);

•	Product Care; and

•	Corporate.

The Company’s Food Care and Product Care segments are considered reportable segments under FASB ASC Topic 280. Our reportable segments are aligned with similar groups of products and management team. Corporate includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions and cost recovery variances not allocated to the reportable segments from global functional expenses.
We allocate and disclose depreciation and amortization expense to our segments, although property and equipment, net is not allocated to the segment assets, nor is depreciation and amortization included in the segment performance metric Adjusted EBITDA. As of January 1, 2017 we modified our calculation of Adjusted EBITDA to exclude interest income. The impact in this modification was $2.0 million and $3.6 million for the three and six months ended June 30, 2016, respectively. We also disclose restructuring and other charges by segment, although these items are not included in the segment performance metric Adjusted EBITDA since restructuring and other charges are categorized as special items as outlined in the table reconciling U.S. GAAP net earnings from continuing operations to Non-U.S. GAAP Total Company Adjusted EBITDA set forth below. The accounting policies of the reportable segments and Corporate are the same as those applied to the Condensed Consolidated Financial Statements.
The following tables show Net Sales and Adjusted EBITDA by our segment reporting structure:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net Sales:
Food Care	$679.5	$664.6	$1,335.1	$1,303.0
As a % of Total Company net sales	63.5%	64.0%	63.5%	63.7%
Product Care	390.8	374.3	767.4	741.8
As a % of Total Company net sales	36.5%	36.0%	36.5%	36.3%
Total Company Net Sales	$1,070.3	$1,038.9	$2,102.5	$2,044.8

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Adjusted EBITDA from continuing operations
Food Care	$146.2	$146.5	$287.7	$285.1
Adjusted EBITDA Margin	21.5%	22.0%	21.5%	21.9%
Product Care	77.1	78.7	151.2	155.8
Adjusted EBITDA Margin	19.7%	21.0%	19.7%	21.0%
Corporate(1)	(27.0)	(31.5)	(60.7)	(61.0)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$196.3	$193.7	$378.2	$379.9
Adjusted EBITDA Margin	18.3%	18.6%	18.0%	18.6%

(1)
Corporate includes costs previously allocated to the Diversey Care segment and food hygiene and cleaning business of our Food Care segment reported within discontinued operations of $2.9 million and $2.2 million for three months ended June

30, 2017 and 2016, respectively, and $10.9 million and $7.3 million for six months ended June 30, 2017 and 2016, respectively.
The following table shows a reconciliation of U.S. GAAP net earnings from continuing operations to Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net earnings (loss) from continuing operations	$28.5	$1.6	$(25.3)	$76.5
Interest expense	(50.9)	(50.9)	(99.7)	(101.8)
Interest income	3.2	2.0	5.4	3.6
Income tax provision	56.1	53.0	192.5	70.6
Depreciation and amortization(1)(3)	(36.4)	(38.5)	(73.6)	(73.4)
Accelerated depreciation and amortization of fixed assets and intangible assets for Venezuelan subsidiaries(1)	—	0.7	—	0.7
Special Items:
Restructuring and other charges(1)(4)	(2.0)	(0.9)	(3.9)	(0.7)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(5.9)	(4.1)	(9.8)	(8.0)
SARs	—	(0.9)	—	(1.0)
Foreign currency exchange loss related to Venezuelan subsidiaries	—	(0.6)	—	(1.6)
Charges related to ceasing operations in Venezuela(1)	—	(47.3)	—	(47.3)
(Loss) gain on sale of North American foam trays and absorbent pads business and European food trays business	(0.2)	—	2.1	(1.6)
Loss related to the sale of other businesses, investments and property, plant and equipment	(0.2)	(0.4)	(0.2)	(2.1)
Charges incurred related to the sale of Diversey	(17.8)	—	(33.9)	—
Other special items(2)	(1.5)	1.8	2.6	0.4
Pre-tax impact of Special items	(27.6)	(52.4)	(43.1)	(61.9)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$196.3	$193.7	$378.2	$379.9

(1)
Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country.  Refer to Note 1, "Organization and Basis of Presentation," of the Notes to the Condensed Consolidated Financial Statement for further details.

(2)
Other special items for the six months ended June 30, 2017 primarily included a recovered wage tax as the result of a court ruling partially offset by legal fees associated with restructuring and acquisitions. For the three months ended June 30, 2017 other special items primarily included an expense related to the recovered wage tax reserve as well as legal fees associated with restructuring and acquisitions. Other special items for the three and six months ended June 30, 2016 primarily included a reduction in a non-income tax reserve following the completion of a governmental audit partially offset by legal fees associated with restructuring and acquisitions.

(3)	Depreciation and amortization by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Food Care	$24.3	$22.3	$49.4	$45.2
Product Care	$11.0	$9.4	$22.5	$19.0
Corporate	$1.1	$6.8	$1.7	$9.2
Total Company depreciation and amortization(1)	$36.4	$38.5	$73.6	$73.4

(1)
Includes share-based incentive compensation of $10.9 million and $18.9 million for the three and six months ended June 30, 2017, respectively, and $13.9 million and $25.4 million for the three and six ended June 30, 2016, respectively.

(4)	Restructuring and other charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Food Care	$1.3	$0.5	$2.5	$0.4
Product Care	0.7	0.4	1.4	0.3
Total Company restructuring and other charges(1)	$2.0	$0.9	$3.9	$0.7

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

(In millions)	June 30, 2017	December 31, 2016
Assets:
Trade receivables, net, and finished goods inventories, net
Food Care	$383.4	$459.8
Product Care	230.0	261.5
Total segments	$613.4	$721.3
Assets not allocated
Cash and cash equivalents	$243.0	$333.7
Property and equipment, net	926.7	889.6
Goodwill	1,889.1	1,882.9
Intangible assets, net	41.0	40.1
Assets held for sale	3,016.4	2,851.7
Other	897.3	679.9
Total	$7,626.9	$7,399.2

Note 5 Inventories
The following table details our inventories, net:

(In millions)	June 30, 2017	December 31, 2016
Inventories:
Raw materials	$85.0	$81.5
Work in process	144.0	114.4
Finished goods	303.1	260.8
Total	$532.1	$456.7

Note 6 Property and Equipment, net

The following table details our property and equipment, net:

(In millions)	June 30, 2017	December 31, 2016
Land and improvements	$43.6	$41.6
Buildings	685.1	600.2
Machinery and equipment	2,180.5	2,091.5
Other property and equipment	107.0	104.3
Construction-in-progress	177.7	210.1
Property and equipment, gross	3,193.9	3,047.7
Accumulated depreciation and amortization(1)	(2,267.2)	(2,158.1)
Property and equipment, net	$926.7	$889.6

(1)
As of June 30, 2016 this amount includes $0.4 million related to the accelerated depreciation and amortization of fixed assets related to ceasing operations in Venezuela. Refer to Note 1, "Organization and Basis of Presentation," of the Notes to Condensed Consolidated Financial Statement Operations for further details.

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Interest cost capitalized	$3.0	$2.3	$6.0	$3.9
Depreciation and amortization expense for property and equipment	$24.5	$21.1	$48.6	$41.7

Note 7 Goodwill and Identifiable Assets

Goodwill
The following table shows our goodwill balances by our segment reporting structure.  We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.  As of June 30, 2017, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

(In millions)	Food Care	Product Care	Total
Carrying Value at December 31, 2016	$510.8	$1,372.1	$1,882.9
Currency translation	4.8	1.4	6.2
Carrying Value at June 30, 2017	$515.6	$1,373.5	$1,889.1

Identifiable Intangible Assets
The following tables summarize our identifiable intangible assets with definite and indefinite useful lives.  As of June 30, 2017, there were no impairment indicators present.

	June 30, 2017			December 31, 2016
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$25.8	$(18.6)	$7.2	$25.0	$(17.5)	$7.5
Trademarks and tradenames	0.7	(0.3)	0.4	0.6	(0.2)	0.4
Capitalized software	49.8	(36.1)	13.7	42.6	(31.2)	11.4
Technology	35.8	(26.1)	9.7	34.4	(24.2)	10.2
Contracts	10.6	(9.5)	1.1	10.6	(8.9)	1.7
Total intangible assets with definite lives	122.7	(90.6)	32.1	113.2	(82.0)	31.2
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets	$131.6	$(90.6)	$41.0	$122.1	$(82.0)	$40.1

The following table shows the remaining estimated future amortization expense at June 30, 2017.

Year	Amount (in millions)
Remainder of 2017	$6.7
2018	7.5
2019	4.4
2020	2.7
Thereafter	10.8
Total	$32.1

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
As of June 30, 2017, the maximum purchase limit for receivable interests was $90.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $90.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During the six months ended June 30, 2017, the level of eligible assets available under the program was lower than $90.0 million primarily due to certain required reserves against our receivables. As a result, the amount available to us under the program was $82.9 million at June 30, 2017. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.
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
As of June 30, 2017, the maximum purchase limit for receivable interests was €110.0 million ($125.9 million equivalent at June 30, 2017), subject to availability limits.  The terms and provisions of this program are similar to our U.S. program discussed above. As of June 30, 2017, the amount available under this program was €99.1 million ($113.4 million equivalent as of June 30, 2017).
This program expires annually in February and is renewable. The planned maturity in February 2017 was extended to September 2017.
Utilization of Our Accounts Receivable Securitization Programs
As of June 30, 2017, there were borrowings of $82.0 million outstanding under our U.S. program and borrowings of €98.8 million ($113.1 million equivalent as of June 30, 2017) under our European program. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. Total interest expense for these programs was less than $1.0 million for the three and six months ended June 30, 2017 and 2016.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at June 30, 2017.
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

The Program consists of a portfolio of restructuring projects across all of our divisions as part of our transformation of Sealed Air into a knowledge-based company, including reductions in headcount, and relocation of certain facilities and offices, which primarily reflects the relocation from our former corporate headquarters in Elmwood Park, New Jersey; and facilities in Saddle Brook, New Jersey; Racine, Wisconsin; and, Duncan and Greenville, South Carolina to our new global headquarters in

Charlotte, North Carolina. The cost of the Charlotte campus was estimated to be approximately $120 million. The Program also includes costs associated with the sale of Diversey.
Program metrics are as follows:

Sealed Air Restructuring Program
Approximate positions eliminated by the program	1,950
Estimated Program Costs (in millions):
Costs of reduction in headcount as a result of reorganization	$235-$245
Other expenses associated with the Program	155-160
Total expense	$390-$405
Capital expenditures	250-255
Proceeds, foreign exchange and other cash items	(70)-(75)
Total estimated net cash cost	$570-$585
Program to Date Cumulative Expense (in millions):
Costs of reduction in headcount as a result of reorganization	$231
Other expenses associated with the Program	117
Total Cumulative Expense	$348
Cumulative Capital expenditures	$228

The following table details our restructuring activities as reflected in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Continuing Operations
Other associated costs	$5.9	$4.1	$9.8	$8.0
Restructuring charges	2.0	0.9	3.9	0.7
Total charges from continuing operations	$7.9	$5.0	$13.7	$8.7
Charges included in discontinued operations	4.3	1.8	2.6	4.2
Total Charges	$12.2	$6.8	$16.3	$12.9
Capital Expenditures	$4.0	$37.9	$13.9	$57.0

The restructuring accrual, spending and other activity for the six months ended June 30, 2017 and the accrual balance remaining at June 30, 2017 related to these programs were as follows (in millions):

(In millions)
Restructuring accrual at December 31, 2016	$47.4
Accrual and accrual adjustments	3.9
Cash payments during 2017	(21.1)
Effect of changes in foreign currency exchange rates	0.9
Restructuring accrual at June 30, 2017	$31.1

We expect to pay $29.7 million of the accrual balance remaining at June 30, 2017 within the next twelve months. This amount is included in accrued restructuring costs on the Condensed Consolidated Balance Sheet at June 30, 2017. The remaining accrual of $1.4 million is expected to be paid in 2018. This amount is included in other non-current liabilities on our Condensed Consolidated Balance Sheet at June 30, 2017.

Note 10 Debt and Credit Facilities
Our total debt outstanding consisted of the amounts set forth on the following table:

(In millions)	June 30, 2017	December 31, 2016
Short-term borrowings(1)	$358.0	$83.0
Current portion of long-term debt(2)	297.5	297.0
Total current debt	655.5	380.0
Term Loan A due July 2019(2)	807.5	818.3
6.50% Senior Notes due December 2020	423.3	423.1
4.875% Senior Notes due December 2022	420.0	419.6
5.25% Senior Notes due April 2023	420.0	419.7
4.50% Senior Notes due September 2023	453.9	416.7
5.125% Senior Notes due December 2024	420.5	420.2
5.50% Senior Notes due September 2025	396.5	396.4
6.875% Senior Notes due July 2033	445.3	445.3
Other	3.1	3.3
Total long-term debt, less current portion(4)	3,790.1	3,762.6
Total debt(3)(5)	$4,445.6	$4,142.6

(1)
Short-term borrowings of $358.0 million at June 30, 2017 are comprised primarily of $113.1 million outstanding under our European accounts receivable securitization program, $95.0 million outstanding under our revolving credit facility, $82.0 million of short term borrowings outstanding under our U.S. accounts receivable securitization program and $67.9 million of short term borrowings from various lines of credit. Short-term borrowings at December 31, 2016 were comprised primarily of $83.0 million of short-term borrowings from various lines of credit.

(2)
Term Loan A facility due July 2019 has required prepayments which are due in the first quarter of 2018 and the outstanding balance of the Term Loan A facility due in July 2017 are included in the current portion of long-term debt.

(3)
As of June 30, 2017, our weighted average interest rate on our short-term borrowings outstanding was 2.7% and on our long-term debt outstanding was 4.7%. As of December 31, 2016, our weighted average interest rate on our short-term borrowings outstanding was 4.8% and on our long-term debt outstanding was 4.7%.

(4)	Amounts are net of unamortized discounts and issuance costs of $33.3 million as June 30, 2017 and $36.3 million as of December 31, 2016.

(5)	Long-term debt instruments are listed in order of priority.
Lines of Credit
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the Revolving Credit Facility discussed above, and the amounts available under our accounts receivable securitization programs.

(In millions)	June 30, 2017	December 31, 2016
Used lines of credit (1)(2)	$358.0	$83.0
Unused lines of credit	798.7	1,074.4
Total available lines of credit(3)	$1,156.7	$1,157.4

(1)	Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.

(2)
As of June 30, 2017 and December 31, 2016, there were $26.3 million and $25.4 million of cash held on deposit, respectively, as a compensating balance for certain short-term borrowings, which is recorded in other current assets on the Condensed Consolidated Balance Sheet.

(3)	Of the total available lines of credit, $896.3 million were committed as of June 30, 2017.

Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Second Amended and Restated Syndicated Credit Facility (“Amended Credit Facility”) contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Amended Credit Facility). We were in compliance with the above financial covenants and limitations at June 30, 2017.
Recent Activity
In July 2017, we paid the full $250.0 million principal balance of the Term Loan A facility due in July 2017, upon its maturity.  This balance was included in the current portion of long-term debt on our Condensed Consolidated Balance Sheets as of June 30, 2017.

On July 1, 2017, we executed an amendment to the Amended Credit Facility in preparation of the upcoming Diversey sale.  The amendment primarily allows us to take steps necessary for the legal separation of the Diversey business and release the loan security effective with the sale closing.  These changes do not impact the Condensed Consolidated Financial Statements as of June 30, 2017. Subsequent to the execution of the amendment, we prepaid the Brazilian tranche of our Term Loan A facility due in July 2019 in the amount of $96.3 million in connection with the anticipated Diversey transaction. As of June 30, 2017, this balance was included in liabilities held for sale on the Condensed Consolidated Balance Sheets.

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
Net unrealized after-tax gains/losses related to these contracts that were included in other comprehensive income were $1.9 million loss and $4.8 million loss for the three and six months ended June 30, 2017, respectively, and $2.2 million gain and $1.2 million loss for the three and six months ended June 30, 2016. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $0.4 million of net unrealized derivative gains included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next twelve months.

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
Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At June 30, 2017 and December 31, 2016, we had no outstanding interest rate swaps.
Interest Rate and Currency Swaps
In 2014, in connection with exercising the $100.0 million delayed draw under the senior secured credit facility, we entered into a series of interest rate and currency swaps in a notional amount of $100.0 million.  On September 30, 2016, the first $20.0 million swap contract matured and was settled. As a result of the settlement, the Company received $4.9 million. For the six months ended June 30, 2017, settlement payments were made for $2.5 million. These swaps have been classified as assets held for sale on the Condensed Consolidated Balance Sheet and the related activity has been classified as net earnings from discontinued operations, net of tax on the Condensed Consolidated Statement of Operations. These swaps convert the U.S. dollar-denominated variable rate obligation under the credit facility into a fixed Brazilian real-denominated obligation.  The delayed draw and the interest rate and currency swaps were used to fund expansion and general corporate purposes of our Brazilian subsidiaries.

In July 2017, we prepaid the Brazilian tranche of our Term Loan A facility due in July 2019 in the amount of $96.3 million in connection with the anticipated Diversey transaction. In anticipation of this loan prepayment, we terminated all the swaps used to convert the related U.S. dollar-denominated variable rate obligation into a fixed Brazilian real-denominated obligation.
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
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the fair value of debt was $7.7 million ($4.8 million net of taxes) as of June 30, 2017 and is reflected in long-term debt on our Condensed Consolidated Balance Sheet.
In March 2015, we entered into a series of cross-currency swaps with a combined notional amount of $425.0 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The fair value of this hedge as of June 30, 2017 was a liability of $42.1 million ($26.0 million after tax) on our Condensed Consolidated Balance Sheet.  Semi-annual interest settlements resulted in AOCI of $15.6 million ($9.7 million after tax).
For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, settlements and changes in fair values of the derivative instruments are recognized in unrealized net gains or loss on derivative instruments for net investment hedge, a component of AOCI, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in other (expense) income, net on the Condensed Consolidated Statements of Operations.

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
The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow		Net Investment Hedge		Non-Designated		Total
(In millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivative Assets
Foreign currency forward contracts(2)	$0.4	$4.9	$—	$—	$10.1	$11.4	$10.5	$16.3
Interest rate currency swaps(2)	23.3	23.9	—	—	—	—	23.3	23.9
Total Derivative Assets	$23.7	$28.8	$—	$—	$10.1	$11.4	$33.8	$40.2

Derivative Liabilities
Foreign currency forward contracts(2)	$(2.0)	$(0.1)	$—	$—	$(15.9)	$(11.5)	$(17.9)	$(11.6)
Cross-currency swaps	—	—	(42.1)	(5.3)	—	—	(42.1)	(5.3)
Total Derivative Liabilities(1)	$(2.0)	$(0.1)	$(42.1)	$(5.3)	$(15.9)	$(11.5)	$(60.0)	$(16.9)
Net Derivatives(3)	$21.7	$28.7	$(42.1)	$(5.3)	$(5.8)	$(0.1)	$(26.2)	$23.3

(1)	Excludes €400.0 million of euro-denominated debt ($453.9 million equivalent at June 30, 2017 and $416.7 million equivalent at December 31, 2016), designated as a net investment hedge.

(2)
Amounts related to Diversey have been classified as held for sale on the Condensed Consolidated Balance Sheet. As of June 30, 2017, $(1.5) million related to foreign currency forward contracts and $23.3 million related to interest rate and currency swaps were reclassified to assets held for sale. As of December 31, 2016, $(1.4) million related to foreign currency forward contracts were reclassified to liabilities held for sale and $23.9 million related to interest rate and currency swaps were reclassified to assets held for sale. These financial instruments have been classified as Level 2 Inputs. Refer to Note 12 “Fair Value Measurements and Other Financial Instruments” for discussion of the inputs and valuation techniques used.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities		Other Non-current Assets		Other Non-current Liabilities
(In millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Gross position	$16.8	$22.6	$(18.0)	$(11.6)	$17.1	$17.6	$(42.1)	$(5.3)
Reclassified to held for sale(1)	(6.5)	(7.3)	1.8	2.3	(17.1)	(17.6)	—	—
Impact of master netting agreements	(0.1)	(0.2)	0.1	0.2	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$10.2	$15.1	$(16.1)	$(9.1)	$—	$—	$(42.1)	$(5.3)

(1)	Amounts related to Diversey have been classified as held for sale on the Condensed Consolidated Balance Sheet.

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts(1)(4)	$1.3	$(1.5)	$1.9	$0.2
Interest rate and currency swaps(2)(4)	2.7	(13.3)	(1.1)	(24.2)
Treasury locks(3)	—	—	0.1	0.1
Sub-total cash flow hedges	4.0	(14.8)	0.9	(23.9)
Fair Value Hedges:
Interest rate swaps	0.1	—	0.2	0.2
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(4)	(3.4)	(8.1)	5.6	(18.7)
Total	$0.7	$(22.9)	$6.7	$(42.4)

(1)
Amounts recognized on the foreign currency forward contracts were included in cost of sales during the three and six months ended June 30, 2017 and other (expense) income, net in the three and six months ended June 30, 2016.

(2)
Amounts recognized on the interest rate and currency swaps for the  three months ended June 30, 2017 and 2016, included a $3.6 million gain and $11.9 million loss, respectively, which is included in other (expense) income, net and interest (expense) income of $(1.0) million and $1.4 million, respectively, related to the hedge of the interest payments. Amounts recognized on the interest rate and currency swaps for the six months ended June 30, 2017 and 2016, included a $1.0 million gain and $21.7 million loss, respectively, which is included in other (expense) income, net and interest (expense) income of $(2.1) million and $2.4 million, respectively, related to the hedge of the interest payments.

(3)	Amounts recognized on the treasury locks were included in interest expense which is related to amortization of terminated interest rate swaps.

(4)
Amounts related to Diversey have been reclassified to earnings from discontinued operations before income tax provision on the Condensed Consolidated Statement of Operations. For the three months ended June 30, 2017 and June 30, 2016 there was $4.5 million and $(13.0) million reclassified, respectively. For the six months ended June 30, 2017 and June 30, 2016 there was $5.0 million and $(19.6) million reclassified, respectively.

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

The following table details the fair value hierarchy of our financial instruments:

	June 30, 2017
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$47.7	$47.7	$—	$—
Compensating balance deposits	$54.9	$54.9	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts and options	$(7.5)	$—	$(7.5)	$—
Interest rate and currency swaps	$23.3	$—	$23.3	$—
Cross-currency swaps	$(42.1)	$—	$(42.1)	$—

	December 31, 2016
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$71.3	$71.3	$—	$—
Compensating balance deposits	$52.9	$52.9	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts	$4.7	$—	$4.7	$—
Interest rate and currency swaps	$23.9	$—	$23.9	$—
Cross-currency swaps	$(5.3)	$—	$(5.3)	$—

Cash Equivalents
Our cash equivalents at June 30, 2017 and December 31, 2016 consisted of bank time deposits (Level 1). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.
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
Other Financial Instruments
The following financial instruments are recorded at fair value or at amounts that approximate fair value: (1)trade receivables, net, (2) certain other current assets, (3) accounts payable and (4) other current liabilities. The carrying amounts reported on our Condensed Consolidated Balance Sheets for the above financial instruments closely approximate their fair value due to the short-term nature of these assets and liabilities.
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
The table below shows the carrying amounts and estimated fair values of our total debt:

	June 30, 2017		December 31, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A Facility due July 2017	$1,058.9	$1,058.9	$249.9	$249.9
Term Loan A Facility due July 2019(1)	250.0	250.0	1,067.8	1,067.8
6.50% Senior Notes due December 2020	423.3	473.1	423.1	477.3
4.875% Senior Notes due December 2022	420.0	451.6	419.6	437.6
5.25% Senior Notes due April 2023	420.0	455.2	419.7	441.1
4.50% Senior Notes due September 2023(1)	453.9	510.3	416.7	453.4
5.125% Senior Notes due December 2024	420.5	455.0	420.2	437.3
5.50% Senior Notes due September 2025	396.5	435.4	396.4	418.8
6.875% Senior Notes due July 2033	445.3	512.7	445.3	462.7
Other foreign loans(1)	210.0	210.4	78.9	79.2
Other domestic loans	179.1	178.8	21.4	21.3
Total debt	$4,677.5	$4,991.4	$4,359.0	$4,546.4
Less amounts included as liabilities held for sale	231.9	233.3	216.4	216.4
Total debt from continuing operations	$4,445.6	$4,758.1	$4,142.6	$4,330.0

(1)	Includes borrowings denominated in currencies other than U.S. dollars.

In addition to the table above, the Company remeasures amounts related to contingent consideration liabilities related to acquisitions and certain equity compensation, that were carried at fair value on a recurring basis in the Condensed Consolidated Financial Statements or for which a fair value measurement was required. Refer to Note 3 “Divestitures and Acquisitions” of the 2016 Annual Form 10-K for information regarding contingent consideration and Note 16 “Stockholders’ Equity” of the Notes to Condensed Consolidated Financial Statements for share based compensation. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, net, goodwill, intangible assets and asset retirement obligations.
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

Note 13 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
The following table shows the components of our net periodic benefit cost (income) for our defined benefit pension plans for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost or (income):
Service cost	$0.1	$1.9	$2.0	$0.1	$2.5	$2.6
Interest cost	1.7	5.3	7.0	1.9	6.5	8.4
Expected return on plan assets	(2.4)	(10.2)	(12.6)	(2.5)	(9.0)	(11.5)
Amortization of net prior service cost	—	(0.1)	(0.1)	—	0.1	0.1
Amortization of net actuarial loss	0.2	2.6	2.8	0.5	2.1	2.6
Net periodic benefit cost (income)	(0.4)	(0.5)	(0.9)	—	2.2	2.2
Cost of settlement/curtailment	0.8	—	0.8	—	(0.3)	(0.3)
Total benefit cost (income)	$0.4	$(0.5)	$(0.1)	$—	$1.9	$1.9

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost (income):
Service cost	$0.1	$3.9	$4.0	$0.2	$5.0	$5.2
Interest cost	3.5	10.6	14.1	3.8	12.9	16.7
Expected return on plan assets	(4.9)	(20.3)	(25.2)	(5.0)	(18.1)	(23.1)
Amortization of net prior service cost	—	(0.1)	(0.1)	—	0.1	0.1
Amortization of net actuarial loss	0.4	5.2	5.6	1.0	4.4	5.4
Net periodic benefit cost (income)	(0.9)	(0.7)	(1.6)	—	4.3	4.3
Cost of settlement/curtailment	0.8	0.5	1.3	—	(0.2)	(0.2)
Total benefit cost (income)	$(0.1)	$(0.2)	$(0.3)	$—	$4.1	$4.1

The following table shows the components of our net periodic benefit cost for our other employee benefit plans for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Components of net periodic benefit cost or (income):
Service costs	$0.1	$0.1	$0.1	$0.1
Interest cost	0.4	0.4	0.9	0.9
Amortization of net prior service cost	(0.3)	(0.3)	(0.8)	(0.7)
Amortization of net actuarial loss	(0.1)	—	(0.1)	—
Net periodic benefit cost	$0.1	$0.2	$0.1	$0.3

The net periodic costs disclosed in the tables above include the plans of Diversey which are included in assets and liabilities held for sale on the Condensed Consolidated Balance Sheet. The amounts of the costs disclosed above charged to discontinued operations approximately were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Defined benefit pension plans	$(0.2)	$1.2	$(0.4)	$2.4
Other employee benefit plans	—	—	—	—
Total (income) expense included in discontinued operations	$(0.2)	$1.2	$(0.4)	$2.4

Note 14 Income Taxes
Effective Income Tax Rate and Income Tax Provision
Our effective income tax rate for the three months ended June 30, 2017 was 66.3% and for the six months ended June 30, 2017 was 115.1%. Our effective income tax rate is higher than the statutory rate primarily due to the impact of recording additional tax expense related to the repatriation strategy for foreign earnings and tax versus book basis differences which should be recovered upon the sale of Diversey of $17.8 million and a tax expense related to a settlement of a foreign position of $3.4 million.
Our effective income tax rate for the three months ended June 30, 2016 was 97.1% and for the six months ended June 30, 2016 was 48.0%. The effective tax rate for the six months ended June 30, 2016 was negatively impacted by foreign currency exchange losses related to Venezuelan subsidiaries of approximately $47.3 million for which the Company will receive no tax benefits. As this loss was driven by the Company’s change to an alternative foreign exchange market, the tax impact of this loss was treated as a discrete item in the second quarter of 2016. In the second quarter of 2016, the Company recorded a net discrete income tax expense of $22.3 million related to an increase in valuation allowance on foreign tax credits, a net increase in unrecognized tax benefits and balance sheet adjustments.
Unrecognized Tax Benefits
During the six months ended June 30, 2017, we decreased our unrecognized tax benefits by $1.7 million primarily related to expiration of the statute of limitations and settlements of foreign positions. We have not changed our policy with regard to the reporting of penalties and interest related to unrecognized tax benefits.

Note 15 Commitments and Contingencies
Cryovac Transaction Commitments and Contingencies
Refer to Part II, Item 8, Note 17, “Commitments and Contingencies” to our audited Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a description of the Settlement agreement (as defined therein). As discussed within the Material Commitments and Contingencies section of Part II, Item 7, Management's Discussion and Analysis, we increased our unrecognized tax benefits by $104.0 million in 2015, for the recording of a reserve related to the Settlement payment. Although the disposition of this matter has not changed, the Company believes it has valid defenses, and strong arguments for the validity of the deductions, the ultimate outcome of negotiations may affect the utilization of certain tax attributes and require us to return all or a portion of the $235.2 million refund.

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
In March 2017, our Board of Directors authorized an increase to the existing share repurchase program by up to an additional $1.5 billion of the Company’s common stock. With this increase the total authorization for future repurchases is approximately $1.9 billion as of June 30, 2017.
During the three and six months ended June 30, 2017, we repurchased 3,536,308 shares, for approximately $155.3 million. During the three and six months ended June 30, 2016, we repurchased 435,140 and 1,134,485 shares, for approximately $20.0 million and $52.0 million, respectively. These repurchases were made under privately negotiated or open market transactions in accordance with Rule 10b5-1 of the Securities Act of 1933, as amended, and pursuant to the share repurchase program previously approved by our Board of Directors.
In May 2017, the Company entered into an accelerated share repurchase agreement with a third-party financial institution to repurchase up to $150.0 million of the Company’s common stock. Through June 30, 2017, the Company had received a total of 2,235,677 shares. When the program concluded in July 2017, the Company received an additional 679,278 shares and the notional program size was reduced to $129.6 million.  Over the life of the transaction, shares were repurchased at an average price of $44.47 per share.

Dividends

On May 18, 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per common share, or $30.6 million, which was paid on June 16, 2017, to stockholders of record at the close of business day June 2, 2017.
On July 7, 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per common share. The dividend is payable on September 15, 2017 to stockholders of record at the close of business on September 1, 2017.
The dividends paid in the six months ended June 30, 2017 were recorded as a reduction to cash and cash equivalents and retained earnings on our Condensed Consolidated Balance Sheets. Our credit facility and our notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Statement of Operations. There is no guarantee that our Board of Directors will declare any further dividends.
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
The table below shows our total share-based incentive compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Total share-based incentive compensation expense (1)(2)	$13.7	$17.0	$25.3	$32.0

(1)
The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock or the expense or income related to SARs and certain cash-based awards, however, the amounts include the expense related to share based awards that are settled in cash.

(2)
Of the consolidated share-based incentive compensation expense, $2.7 million and $6.2 million for the three and six months ended June 30, 2017, respectively, and $2.8 million and $6.2 million for the three and six months ended June 30, 2016, respectively, were allocated to net earnings from discontinued operations, net of tax on the Condensed Consolidated Statement of Operations.

Performance Share Unit (“PSU”) Awards
During the first 90 days of each year, the Organization and Compensation (“O&C”) Committee of our Board of Directors approves PSU awards for our executive officers and other selected key executives, which include for each officer or executive a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the three-year performance period. Following the end of the performance period, in addition to shares, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. Each PSU is subject to forfeiture if the recipient terminates employment with the Company prior to the end of the three years award performance period for any reason other than death, disability or retirement. In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant’s number of full months of service during the award performance period, further adjusted based on the achievement of the performance goals during the award performance period. All of these PSUs are classified as equity in the Condensed Consolidated Balance Sheet.
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
The number of PSUs granted and the grant date fair value of the PSUs are shown in the following table:

	TSR	Net Sales CAGR	Adjusted EBITDA
Number of units granted	100,958	99,522	99,522
Fair value on grant date(1)	$46.07	$45.36	$45.36

(1)
Certain grants of the 2017 Three-year PSU awards were modified during the three months ended June 30, 2017. The impact to our total share-based incentive compensation expense and Condensed Consolidated Statement of Operations is not material.

The assumptions used to calculate the grant date fair value of the PSUs based on TSR are shown in the following table:

TSR portion of the 2017 PSU Award
Expected price volatility	25.0%
Risk-free interest rate	1.6%

2014 Three-year PSU Awards
In February 2017, the O&C Committee reviewed the performance results for the 2014-2016 PSUs. Performance goals for these PSUs were based on Adjusted EBITDA margins and relative TSR. Based on overall performance for 2014-2016 PSUs, these awards paid out at 196% of target or 636,723 units.
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

Note 17 Accumulated Other Comprehensive Income (Loss)

The following table provides details of comprehensive income (loss) for the six months ended June 30, 2017 and 2016:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Gains (Losses) on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Income (Loss), Net of Taxes
Balance at December 31, 2015	$(266.0)	$(564.0)	$1.7	$8.3	$(820.0)
Other comprehensive income (loss) before reclassifications	0.2	30.5	(7.1)	(20.6)	3.0
Less: amounts reclassified from accumulated other comprehensive income (loss)	3.6	(46.0)	—	15.9	(26.5)
Net current period other comprehensive income (loss)	3.8	(15.5)	(7.1)	(4.7)	(23.5)
Balance at June 30, 2016(1)	$(262.2)	$(579.5)	$(5.4)	$3.6	$(843.5)

Balance at December 31, 2016	$(276.7)	$(701.9)	$21.0	$8.5	$(949.1)
Other comprehensive income (loss) before reclassifications	1.8	73.8	(44.4)	(5.3)	25.9
Less: amounts reclassified from accumulated other comprehensive income (loss)	3.5	—	—	(0.9)	2.6
Net current period other comprehensive income (loss)	5.3	73.8	(44.4)	(6.2)	28.5
Balance at June 30, 2017(1)	$(271.4)	$(628.1)	$(23.4)	$2.3	$(920.6)

(1)
The ending balance in AOCI includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $(23.3) million as of June 30, 2017 and $(23.3) million as of June 30, 2016.

The following table provides detail of amounts reclassified from accumulated other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017(1)	2016(1)	2017(1)	2016(1)	Location of Amount Reclassified from AOCI
Defined benefit pension plans and other post-employment benefits:
Prior service costs	$0.4	$0.2	$0.9	$0.6	(2)
Actuarial losses	(2.7)	(2.6)	(5.5)	(5.4)	(2)
Total pre-tax amount	(2.3)	(2.4)	(4.6)	(4.8)
Tax (expense) benefit	0.5	0.6	1.1	1.2
Net of tax	(1.8)	(1.8)	(3.5)	(3.6)
Reclassification from cumulative translation adjustment:
Charges related to Venezuelan subsidiaries	—	46.0	—	46.0	(5)
Net gains (losses) on cash flow hedging derivatives:
Foreign currency forward contracts	1.3	(1.5)	1.9	0.2	(3)(4) Other income (expense), net
Interest rate and currency swaps	2.8	(13.2)	(0.9)	(24.0)	(3)(4)
Treasury locks	—	—	0.1	0.1	(3) Interest expense
Total pre-tax amount	4.1	(14.7)	1.1	(23.7)
Tax (expense) benefit	(1.5)	4.3	(0.2)	7.8
Net of tax	2.6	(10.4)	0.9	(15.9)
Total reclassifications for the period	$0.8	$33.8	$(2.6)	$26.5

(1)	Amounts in parenthesis indicate changes to earnings (loss).

(2)
These accumulated other comprehensive components are included in the computation of net periodic benefit costs within cost of sales and selling, general, and administrative expenses on the Condensed Consolidated Statement of Operations.

(3)
These accumulated other comprehensive components are included in our derivative and hedging activities.  See Note 11, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements for additional details.

(4)	Amounts related to the interest rate and currency swaps will be reclassified to earnings from discontinued operations before income tax provision.

(5)
Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country.  Refer to the Note 1 "Organization and Basis of Presentation," of the Condensed Consolidated Financial Statement for further details.

Note 18 Other (Expense) Income, net
The following table provides details of other (expense) income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Interest and dividend income	$3.2	$2.0	$5.4	$3.6
Net foreign exchange transaction (losses) gains	(3.5)	5.2	(7.5)	4.8
Bank fee expense	(1.4)	(1.4)	(3.2)	(2.7)
Net (loss) gain on disposals of business and property and equipment	(0.1)	(0.5)	2.2	(3.1)
Other, net	(2.1)	(0.8)	(3.1)	(1.6)
Other (expense) income, net	$(3.9)	$4.5	$(6.2)	$1.0

Note 19 Net Earnings Per Common Share
The following table shows the calculation of basic and diluted net earnings per common share under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Basic Net Earnings Per Common Share:
Numerator
Net (loss) earnings available to common stockholders	$87.8	$49.6	$44.6	$152.0
Distributed and allocated undistributed net loss to non-vested restricted stockholders	(0.6)	(0.1)	(0.2)	(1.1)
Distributed and allocated undistributed net earnings to common stockholders	87.2	49.5	44.4	150.9
Distributed net (loss) earnings - dividends paid to common stockholders	(30.4)	(31.5)	(61.4)	(56.7)
Allocation of undistributed net (loss) earnings to common stockholders	$56.8	$18.0	$(17.0)	$94.2
Denominator
Weighted average number of common shares outstanding - basic	192.5	195.6	192.9	195.4
Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.16	$0.16	$0.32	$0.29
Allocated undistributed net earnings (loss) to common stockholders	0.29	0.09	(0.09)	0.47
Basic net earnings per common share(1)	$0.45	$0.25	$0.23	$0.76
Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$87.2	$49.5	$44.4	$150.9
Add: Allocated undistributed net earnings to unvested restricted stockholders	0.4	0.1	—	0.7
Less: Undistributed net earnings (loss) reallocated to non-vested restricted stockholders	(0.4)	(0.1)	—	(0.7)
Net earnings available to common stockholders - diluted	$87.2	$49.5	$44.4	$150.9
Denominator
Weighted average number of common shares outstanding - basic	192.5	195.6	192.9	195.4
Effect of contingently issuable shares	0.7	0.9	0.7	0.8
Effect of unvested restricted stock units	1.0	1.0	1.0	1.0
Weighted average number of common shares outstanding - diluted under two-class	194.2	197.5	194.6	197.2
Effect of unvested restricted stock - participating security	0.6	0.9	0.7	0.8
Weighted average number of common shares outstanding - diluted under treasury stock	194.8	198.4	195.3	198.0
Diluted net earnings per common share(1)	$0.45	$0.25	$0.23	$0.76

(1)
The Company early adopted ASU 2016-09 on a prospective basis as required, related to the recognition of excess tax benefits to the income statement which were previously recorded in additional paid-in capital, effective January 1, 2016. This resulted in an additional 456,352 and 436,288 diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2016, respectively, and recognition of excess tax benefits of $9.6 million in net earnings from continuing operations and $1.0 million in net earnings from discontinued operations for the six months ended June 30, 2016 (there was no impact for the three months ended June 30, 2016). As a result, net earnings per common share increased by $0.05 per share for the six months ended June 30, 2016 and no impact for the three months ended June 30, 2016. Refer to Note 2, “Recently Issued Accounting Standards,” of the Notes to the Condensed Consolidated Financial Statements for further details.

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

Recent Events and Trends
Agreement with SC Johnson & Son
Diversey Care division has reached a mutual agreement with SCJ to end the existing business relating to Sealed Air’s distribution of SCJ-branded products to the professional market under the existing Brand License Agreement (“BLA”). The BLA expired on May 2, 2017, with the exception of Australia, New Zealand, Argentina, Chile, Czech Republic and Poland, where the BLA expired on January 1, 2017. While the expiration of the BLA will negatively impact the results of operations for the Diversey Care segment near term, the Company is actively engaged in efforts to replace the business lost, including developing new partnerships, expanding existing relationships and growing the Diversey brand into new channels.
Sale of Diversey
On March 25, 2017, we entered into a definitive agreement to sell our Diversey Care division and the food hygiene and cleaning business within our Food Care division for gross proceeds of USD equivalent to $3.2 billion, subject to customary closing conditions. The transaction is expected to be completed in the third quarter of 2017. The transaction is expected to generate approximately $2.5 billion in net cash, on an after tax basis. We intend to use the cash generated from this transaction to repay debt and maintain our credit profile, repurchase shares to minimize earnings dilution, and fund core growth initiatives, including potential complementary acquisitions to our Food Care and Product Care divisions. Refer to Note 3, “Discontinued Operations,” of the Notes to the Condensed Consolidated Financial Statements for additional information on the sale. We expect to close the sale in September, 2017.
Outlook
For the remainder of 2017, we expect sales growth in both our Food Care and Product Care divisions. Within Food Care, we continue to expect growth in North America and improvement in Europe, Middle East and Africa (EMEA) throughout the year. Within Product Care, we expect continued growth in the e-Commerce and fulfillment markets, and stabilization in the industrial sector. EBITDA is expected to be positively impacted by volume growth, partially offset by higher raw material costs, a higher mix of e-Commerce and fulfillment sales, and the impact of functional support and related expenses previously allocated to Diversey that did not qualify for discontinued operations.

Highlights of Financial Performance
Below are the highlights of our financial performance for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions, except per share amounts)	2017	2016	Change	2017	2016	Change
Net sales	$1,070.3	$1,038.9	3.0%	$2,102.5	$2,044.8	2.8%
Gross profit	$344.3	$349.6	(1.5)%	680.7	$685.2	(0.7)%
As a % of net sales	32.2%	33.7%		32.4%	33.5%
Operating profit	$139.4	$147.6	(5.6)%	$273.1	$295.5	(7.6)%
As a % of net sales	13.0%	14.2%		13.0%	14.5%
Net (loss) earnings from continuing operations	$28.5	$1.6	1,681.3%	$(25.3)	$76.5	(133.1)%
Net earnings from discontinued operations	59.3	48.0	23.5%	69.9	75.5	(7.4)%
Net earnings available to common stockholders	$87.8	$49.6	77.0%	$44.6	$152.0	(70.7)%
Basic:
Continuing operations	$0.14	$0.01	1,300.0%	$(0.13)	$0.38	(134.2)%
Discontinued operations	0.31	0.24	29.2%	0.36	0.38	(5.3)%
Net earnings per common share-basic	$0.45	$0.25	80.0%	$0.23	$0.76	(69.7)%
Diluted:
Continuing operations	$0.14	$0.01	1,300.0%	$(0.13)	$0.38	(134.2)%
Discontinued operations	0.31	0.24	29.2%	0.36	0.38	(5.3)%
Net earnings per common share-diluted	$0.45	$0.25	80.0%	$0.23	$0.76	(69.7)%
Weighted average numbers of common shares outstanding:
Basic	192.5	195.6		192.9	195.4
Diluted	194.8	198.4		195.3	198.0
Non-U.S. GAAP Adjusted EBITDA from continuing operations(1)	$196.3	$193.7	1.3%	$378.2	$379.9	(0.4)%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$0.35	$0.37	(5.4)%	$0.78	$0.78	—%

(1)
See Note 4, “Segments” of the Notes to Consolidated Financial Statements for a reconciliation of U.S. GAAP net earnings from continuing operations to Non-U.S. GAAP Adjusted EBITDA from continuing operations.

(2)	See “Diluted Net Earnings per Common Share” for a reconciliation of our U.S. GAAP EPS from continuing operations to our non-U.S. GAAP adjusted EPS from continuing operations.

Diluted Net Earnings per Common Share
The following table presents a reconciliation of our U.S. GAAP EPS from continuing operations to non-U.S. GAAP adjusted EPS from continuing operations.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(In millions, except per share data)	Net Earnings	EPS	Net Earnings	EPS	Net Earnings	EPS	Net Earnings	EPS
U.S. GAAP net earnings (loss) and EPS available to common stockholders from continuing operations(1)	$28.5	$0.14	$1.6	$0.01	$(25.3)	$(0.13)	$76.5	$0.38
Special items(2)	40.0	0.21	71.6	0.36	178.5	0.91	79.5	0.40
Non-U.S. GAAP adjusted net earnings and adjusted EPS available to common stockholders from continuing operations	$68.5	$0.35	$73.2	$0.37	$153.2	$0.78	$156.0	$0.78
Weighted average number of common shares outstanding - Diluted		194.8		198.4		195.3		198.0

(1)	Net earnings per common share are calculated under the two-class method.

(2)	Special items include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016	2017	2016
Special Items:
Restructuring and other charges(1)	$(2.0)	$(0.9)	$(3.9)	$(0.7)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(5.9)	(4.1)	(9.8)	(8.0)
SARs	—	(0.9)	—	(1.0)
Foreign currency exchange loss related to Venezuelan subsidiaries	—	(0.6)	—	(1.6)
Charges related to ceasing operations in Venezuela(1)	—	(47.3)	—	(47.3)
(Loss) gain on sale of North American foam trays and absorbent pads business and European food trays business	(0.2)	—	2.1	(1.6)
(Loss) gain related to the sale of other businesses, investments and property, plant and equipment	(0.2)	(0.4)	(0.2)	(2.1)
Charges related to the sale of Diversey	(17.8)	—	(33.9)	—
Other special items(2)	(1.5)	1.8	2.6	0.4
Pre-tax impact of special items	$(27.6)	$(52.4)	$(43.1)	$(61.9)
Tax impact of special items and tax special items(3)	(12.4)	(19.2)	(135.4)	(17.6)
Net impact of special items	$(40.0)	$(71.6)	$(178.5)	$(79.5)
Weighted average number of common shares outstanding - Diluted	194.8	$198.4	195.3	198
Earnings per share impact from special items	$(0.21)	$(0.36)	$(0.91)	$(0.40)

(1)
Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country.  Refer to Note 1, "Organization and Basis of Presentation," of the Condensed Consolidated Financial Statements for further details.

(2)
Other special items for the six months ended June 30, 2017 primarily included a recovered wage tax as the result of a court ruling partially offset by legal fees associated with restructuring and acquisitions. For the three months ended June 30, 2017 other special items primarily included an expense related to the recovered wage tax reserve as well as legal fees associated with restructuring and acquisitions. Other special items for the three and six months ended June 30, 2016 primarily included a reduction in a non-income tax reserve following the completion of a governmental audit partially offset by legal fees associated with restructuring and acquisitions.

(3)	Refer to Note 1 to the table below for a description of Special Items related to tax.

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016	2017	2016
U.S. GAAP Earnings before income tax provision from continuing operations	$84.6	$54.6	$167.2	$147.1
Pre-tax impact of special items	(27.6)	(52.4)	(43.1)	(61.9)
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$112.2	$107.0	$210.3	$209.0

U.S. GAAP Income tax provision from continuing operations	$56.1	$53.0	$192.5	$70.6
Tax Special Items(1)	(21.6)	(21.1)	(149.9)	(21.1)
Tax impact of special items	9.2	1.9	14.5	3.5
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$43.7	$33.8	$57.1	$53.0

U.S. GAAP Effective income tax rate	66.3%	97.1%	115.1%	48.0%
Non-U.S. GAAP Adjusted income tax rate	38.9%	31.6%	27.2%	25.4%

(1)
For the three months and six months ended June 30, 2017, the special tax items included $18 million and $145 million respectively, of tax expense recorded in accordance with the pending sale of Diversey. Refer to Note 14, “Income Taxes,” of the Notes to the Condensed Consolidated Financial Statements for additional information.

Foreign Currency Translation Impact on Condensed Consolidated Financial Results
Since we are a U.S.-domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. Historically, the most significant currencies that have impacted the translation of our Condensed Consolidated Financial Results are the euro, Australian dollar, British pound, Mexican peso, New Zealand dollar, and Brazilian real.
The following table presents the approximate favorable or (unfavorable) impact foreign currency translation had on some of our Condensed Consolidated Financial Results from continuing operations:

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2017	2017
Net sales	$(7.3)	$(7.9)
Cost of sales	$5.2	$3.3
Selling, general and administrative expenses	$0.8	$1.0
Net earnings	$(0.8)	$(2.5)
Adjusted EBITDA	$(1.5)	$(3.2)

Net Sales by Geographic Region

The following tables present the components of the change in net sales by geographic region for the three and six months ended June 30, 2017 compared with 2016.  We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

	Three Months Ended June 30,
(In millions)	North America		EMEA(2)		Latin America		APAC(3)		Total
2016 net sales	$544.8	52.4%	$248.8	24.0%	$99.4	9.6%	$145.9	14.0%	$1,038.9
Volume-Units	49.7	9.1%	(1.9)	(0.8)%	(5.9)	(5.9)%	(1.2)	(0.8)%	40.7	3.9%
Price/mix(1)	(1.3)	(0.2)%	(1.4)	(0.6)%	1.6	1.6%	(0.9)	(0.6)%	(2.0)	(0.2)%
Total constant dollar change (Non- U.S.GAAP)	48.4	8.9%	(3.3)	(1.4)%	(4.3)	(4.3)%	(2.1)	(1.4)%	38.7	3.7%
Foreign currency translation	(0.9)	(0.2)%	(5.7)	(2.3)%	0.2	0.2%	(0.9)	(0.6)%	(7.3)	(0.7)%
Total change (U.S. GAAP)	$47.5	8.7%	$(9.0)	(3.7)%	$(4.1)	(4.1)%	$(3.0)	(2.0)%	$31.4	3.0%

2017 net sales	$592.3	55.3%	$239.8	22.4%	$95.3	8.9%	$142.9	13.4%	$1,070.3

	Six Months Ended June 30,
(In millions)	North America		EMEA(2)		Latin America		APAC(3)		Total
2016 net sales	$1,076.4	52.6%	$484.2	23.7%	$190.3	9.3%	$293.9	14.4%	$2,044.8
Volume-Units	89.1	8.3%	(5.5)	(1.1)%	(4.6)	(2.4)%	—	—%	79.0	3.9%
Price/mix(1)	(10.5)	(1.0)%	(6.1)	(1.3)%	5.3	2.8%	(2.1)	(0.7)%	(13.4)	(0.7)%
Total constant dollar change (Non- U.S.GAAP)	78.6	7.3%	(11.6)	(2.4)%	0.7	0.4%	(2.1)	(0.7)%	65.6	3.2%
Foreign currency translation	(0.3)	—%	(13.7)	(2.8)%	1.7	0.9%	4.4	1.5%	(7.9)	(0.4)%
Total change (U.S. GAAP)	$78.3	7.3%	$(25.3)	(5.2)%	$2.4	1.3%	$2.3	0.8%	$57.7	2.8%

2017 net sales	$1,154.7	54.9%	$458.9	21.8%	$192.7	9.2%	$296.2	14.1%	$2,102.5

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

(3)	APAC = Asia, Australia, New Zealand, Japan and Korea

Net Sales by Segment
The following tables present the components of change in net sales by our segment reporting structure for the three and six months ended June 30, 2017 compared with 2016. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

	Three Months Ended June 30,
(In millions)	Food Care		Product Care		Total Company
2016 Net Sales	$664.6	64.0%	$374.3	36.0%	$1,038.9
Volume - Units	17.9	2.7%	22.8	6.1%	40.7	3.9%
Price/mix(1)	(0.4)	(0.1)%	(1.6)	(0.4)%	(2.0)	(0.2)%
Total constant dollar change (Non-U.S. GAAP)	17.5	2.6%	21.2	5.7%	38.7	3.7%
Foreign currency translation	(2.6)	(0.4)%	(4.7)	(1.3)%	(7.3)	(0.7)%
Total change (U.S. GAAP)	$14.9	2.2%	$16.5	4.4%	$31.4	3.0%

2017 Net Sales	$679.5	63.5%	$390.8	36.5%	$1,070.3

	Six Months Ended June 30,
(In millions)	Food Care		Product Care		Total Company
2016 Net Sales	$1,303.0	63.7%	$741.8	36.3%	$2,044.8
Volume - Units	37.7	2.9%	41.3	5.6%	79.0	3.9%
Price/mix(1)	(6.6)	(0.5)%	(6.8)	(0.9)%	(13.4)	(0.7)%
Total constant dollar change (Non-U.S. GAAP)	31.1	2.4%	34.5	4.7%	65.6	3.2%
Foreign currency translation	1.0	0.1%	(8.9)	(1.2)%	(7.9)	(0.4)%
Total change (U.S. GAAP)	$32.1	2.5%	$25.6	3.5%	$57.7	2.8%

2017 Net Sales	$1,335.1	63.5%	$767.4	36.5%	$2,102.5

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

Food Care
Three Months Ended June 30, 2017 Compared With the Same Period of 2016
As reported, net sales increased $15 million, or 2%, in 2017 compared with 2016, of which $18 million was due to increase in volume output. On a constant dollar basis, net sales increased $18 million, or 3%, in 2017 compared with 2016 primarily due to the following:

•	higher unit volumes of $30 million, reflecting an increase in North America on strong demand of protein packaging and an increase in EMEA.
This was partially offset by:

•
lower unit volumes of $12 million in Latin America reflecting continued economic uncertainty and social and political instability, as well as APAC which was negatively impacted by historically low slaughter rates in Australia; and

•
unfavorable price/mix of less than $1 million, reflecting an decrease in EMEA, due primarily to pricing initiatives implemented to offset currency devaluation, which were partially offset by favorable price/mix in North America and Latin America.

Six Months Ended June 30, 2017 Compared With the Same Period of 2016
As reported, net sales increased $32 million, or 3%, in 2017 compared to 2016. On a constant dollar basis, net sales increased $31 million, or 2%, in 2017 compared with 2016 primarily due to the following:

•	higher unit volumes of $56 million, reflecting an increase in North America on strong demand of protein packaging.
This was partially offset by:

•
lower unit volumes of $18 million primarily due to historically low slaughter rates in Australia and lower unit volumes in Latin America and EMEA reflecting continued economic uncertainty and social and political instability; and

•
unfavorable price/mix of $7 million, reflecting a decrease in EMEA, North America and APAC, due primarily to pricing initiatives implemented to offset currency devaluation, which were partially offset by favorable price/mix in Latin America.

Product Care
Three Months Ended June 30, 2017 Compared With the Same Period of 2016
As reported, net sales increased $17 million, or 4%, in 2017 as compared to 2016. On a constant dollar basis, net sales increased $21 million, or 6%, in 2017 compared with 2016 primarily due to the following:

•	higher unit volumes of $27 million, primarily in North America due to ongoing strength in the e-Commerce and third party logistics markets as well as increased volume units in APAC.
This was partially offset by:

•	lower unit volumes of $4 million primarily due to rationalization efforts, declines in EMEA and Latin America due to the economic and political environment, and weakness in the industrial sectors; and

•	unfavorable price/mix of $2 million primarily related to the increase of e-Commerce volumes in North America.

Six Months Ended June 30, 2017 Compared With the Same Period of 2016
As reported, net sales increased $26 million, or 4%, in 2017 as compared to 2016. On a constant dollar basis, net sales increased $35 million, or 5%, in 2017 compared with 2016 primarily due to the following:

•	higher unit volumes of $43 million, primarily in North America due to ongoing strength in the e-Commerce and third party logistics markets as well as increased volume units in APAC.
This was partially offset by:

•	unfavorable price/mix of $7 million primarily related to the increase of e-Commerce volumes in North America; and

•	lower unit volumes of $2 million primarily due to rationalization efforts, declines in EMEA and Latin America due to economic and political environment, and weakness in the industrial sectors.

Cost of Sales
Cost of sales for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2017	2016	Change	2017	2016	Change
Net sales	$1,070.3	$1,038.9	3.0%	$2,102.5	$2,044.8	2.8%
Cost of sales	726.0	689.3	5.3%	1,421.8	1,359.6	4.6%
As a % of net sales	67.8%	66.3%		67.6%	66.5%

Three Months Ended June 30, 2017 Compared With the Same Period of 2016
As reported, cost of sales increased by $37 million, or 5%, in 2017 as compared to 2016. Cost of sales was impacted by favorable foreign currency translation of $5 million. On a constant dollar basis, cost of sales increased $42 million, or 6%, primarily due to higher raw material costs on increased sales volumes and non-material inflation partially offset by restructuring savings.

Six Months Ended June 30, 2017 Compared With the Same Period of 2016

As reported, cost of sales increased by $62 million, or 5%, in 2017 as compared to 2016. Cost of sales was impacted by unfavorable foreign currency translation of $3 million. On a constant dollar basis, cost of sales increased $65 million, or 5%, primarily due to higher raw material costs on increased sales volumes and non-material inflation partially offset by restructuring savings.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (SG&A) for the three and six months ended June 30, 2017 and 2016 are included in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2017	2016	Change	2017	2016	Change
Selling, general and administrative expenses	$201.8	$197.3	2.3%	$397.6	$382.4	4.0%
As a % of net sales	18.9%	19.0%		18.9%	18.7%

Three Months Ended June 30, 2017 Compared With the Same Period of 2016
As reported, SG&A expenses increased by $4 million, or 2%, in 2017 as compared to 2016. SG&A expenses were impacted by favorable foreign currency translation of $1 million. On a constant dollar basis, SG&A expenses increased $3 million, or 3%, primarily related to $18 million related to the pending sale of Diversey partially offset by cost synergies and lower incentive based compensation.

Six Months Ended June 30, 2017 Compared With the Same Period of 2016

As reported, SG&A expenses increased by $14 million, or 4%, in 2017 as compared to 2016. SG&A expenses were impacted by favorable foreign currency translation of $1 million. On a constant dollar basis, SG&A expenses increased $13 million, or 3%, primarily related to $34 million related to the pending sale of Diversey partially offset by cost synergies, lower incentive based compensation and lower spending.

Amortization Expense of Intangible Assets Acquired
Amortization expense of intangible assets acquired for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2017	2016	Change	2017	2016	Change
Amortization expense of intangible assets acquired	$1.1	$3.5	(68.6)%	$6.1	$6.3	(3.2)%
As a % of net sales	0.1%	0.3%		0.3%	0.3%

The decrease in amortization expense of intangibles for the three months ended June 30, 2017 was primarily related to the write-down of software that was no longer in use. For the six months ended June 30, 2017, amortization expense remained constant as compared to the same period in 2016.

Restructuring Activities
See Note 9, “Restructuring and Relocation Activities,” of the Notes to Condensed Consolidated Financial Statements for additional details regarding each of the Company’s restructuring programs discussed below, restructuring plan’s accrual, spending and other activity for the three and six months ended June 30, 2017.
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
For the three and six months ended June 30, 2017, the Program generated cost savings of $8 million and $15 million, respectively, (which included $6 million and $12 million in discontinued operations, respectively) primarily in selling, general and administration expenses.
Additionally, the Program is expected to generate one-time cash and benefits of approximately $70 million from the sale of certain assets, state and local incentives in connection with the relocation of the Company’s headquarters and reductions in working capital. Through June 30, 2017, we had generated $30 million in cash related to the sale of our facility located in Racine, Wisconsin, $4 million from other site sales and $9 million from grants and other working capital benefits.
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
Interest expense for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		2017 vs. 2016	Six Months Ended June 30,		2017 vs. 2016
(In millions)	2017	2016	Change	2017	2016	Change
Interest expense on our various debt instruments:
Term Loan A due July 2017	1.6	1.2	0.4	3.1	2.5	0.6
Term Loan A due July 2019 (October 2016 prior to refinance)	5.7	5.4	0.3	10.9	9.5	1.4
Revolving credit facility due July 2019 (October 2016 prior to refinance)	0.6	0.6	—	1.2	1.2	—
6.50% Senior Notes due December 2020	7.0	7.0	—	13.9	14.0	(0.1)
4.875% Senior Notes due December 2022	5.3	5.4	(0.1)	10.7	10.7	—
5.25% Senior Notes due April 2023	5.7	5.8	(0.1)	11.5	11.5	—
4.50% Senior Notes due September 2023	5.1	5.1	—	10.0	10.2	(0.2)
5.125% Senior Notes due December 2024	5.5	5.5	—	11.1	11.1	—
5.50% Senior Notes due September 2025	5.5	5.6	(0.1)	11.1	11.2	(0.1)
6.875% Senior Notes due July 2033	7.7	7.7	—	15.5	15.5	—
Other interest expense	1.2	3.9	(2.7)	3.7	8.3	(4.6)
Less: capitalized interest	—	(2.3)	2.3	(3.0)	(3.9)	0.9
Total	$50.9	$50.9	$—	$99.7	$101.8	$(2.1)

Foreign Currency Exchange (Losses) Gains Related to Venezuelan Subsidiaries
Effective January 1, 2010, Venezuela was designated a highly inflationary economy. The foreign currency exchange gains and losses we recorded in 2017 and 2016 for our Venezuelan subsidiary were the result of the significant changes in the exchange rates used to remeasure our Venezuelan subsidiary’s financial statements at the balance sheet date. We believe these gains and losses are attributable to the unstable foreign currency environment in Venezuela.  See Note 1, “Organization and Basis of Presentation – Impact of Inflation and Currency Fluctuation,” of the Notes to Condensed Consolidated Financial Statements for further details.

Ceasing Operations in Venezuela
Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country. Foreign exchange control regulations have affected our Venezuelan subsidiaries ability to obtain inventory and maintain normal production. This resulted in total costs of $47.3 million being incurred in the second quarter of 2016 which included the following (i) a voluntary reduction in headcount including severance and termination benefits for employees of approximately $0.3 million, (ii) depreciation and amortization expense related to fixed assets and intangibles of approximately $0.6 million, (iii) inventory reserves of $0.4 million and (iv) the reclassification of approximately $46.0 million of cumulative translation adjustment into Net income as the Company’s decision to cease operations is similar to a substantially complete liquidation. Refer to  Note 1, "Organization and Basis of Presentation," of the Notes to Condensed Consolidated Financial Statement for further details.
Other (Expense) Income, Net
See Note 18, “Other (Expense) Income, net,” of the Notes to Condensed Consolidated Financial Statements for the components and discussion of other (expense) income, net.
Income Taxes
Our effective income tax rate for the three months ended June 30, 2017 was 66.3% and for the six months ended June 30, 2017 was 115.1%. Our effective income tax rate is higher than the statutory rate primarily due to the impact of recording additional tax expense related to the repatriation strategy for foreign earnings and tax versus book basis differences which should be recovered upon the sale of Diversey of $18 million and a tax expense related to a settlement of a foreign position of $3 million.

Our effective income tax rate for the three months ended June 30, 2016 was 97.1% and for the six months ended June 30, 2016 was 48.0%. The effective tax rate for the six months ended June 30, 2016 was negatively impacted by foreign currency exchange losses related to Venezuelan subsidiaries of approximately $47 million for which the Company will receive no tax benefits. As this loss was driven by the Company’s change to an alternative foreign exchange market, the tax impact of this loss was treated as a discrete item in the second quarter of 2016. In the second quarter of 2016, the Company recorded a net discrete income tax expense of $22 million related to an increase in valuation allowance on foreign tax credits, a net increase in unrecognized tax benefits and balance sheet adjustments.
Our effective income tax rate depends on the realization of our deferred tax assets, net of our valuation allowances. We have deferred tax assets related to other accruals not yet deductible for tax purposes, foreign tax credits, state and foreign net operating loss carry forwards and investment tax allowances, employee benefit items, and other items.
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
Net (Loss) Earnings Available to Common Stockholders from Continuing Operations
Net earnings available to common stockholders for the three and six months ended June 30, 2017 and 2016 are included in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2017	2016	Change	2017	2016	Change
Net (loss) earnings available to common stockholders from continuing operations	$28.5	$1.6	1,681.3%	$(25.3)	$76.5	(133.1)%
Three Months Ended June 30, 2017 Compared With the Same Period of 2016
For the three months ended June 30, 2017, net income was unfavorably impacted by $40 million of special items, including $18 million of tax expense recorded related to the pending sale of Diversey. In addition, net income was unfavorably impacted by special items expenses primarily related to charges related to the sale of Diversey of $18 million ($11 million net of taxes) and restructuring and other restructuring associated costs of $9 million ($6 million, net of taxes).

For the three months ended June 30, 2016, net income included special items primarily related to ceasing operations in Venezuela of $47 million ($45 million, net of taxes) and restructuring and other associated costs related to our restructuring programs of $5 million ($4 million, net of taxes).
Six Months Ended June 30, 2017 Compared With the Same Period of 2016
For the six months ended June 30, 2017, net income was unfavorably impacted by $179 million of special items, including $145 million of tax expense recorded related to the pending sale of Diversey. In addition, net income was unfavorably impacted by special items expenses primarily related to charges related to the sale of Diversey of $34 million ($22 million net of taxes) and restructuring and other restructuring associated costs of $14 million ($11 million, net of taxes).

For the six months ended June 30, 2016, net income primarily included charges related ceasing operations in Venezuela of $47 million ($45 million, net of taxes), restructuring and other associated costs related to our restructuring programs of $9 million ($7 million, net of taxes) and losses from the sale of our European food trays business and other divestitures of $2 million ($2 million, net of taxes).

Net Earnings Available to Common Stockholders from Discontinued Operations
As a result of the definitive agreement to sell Diversey, the results of operations for Diversey are reported as discontinued operations in all periods presented. Refer to Note 3, “Discontinued Operations,” of the Notes to Condensed Consolidated Financial Statements for additional information on Diversey. Net earnings available to common stockholders from discontinued operations for the three and six months ended June 30, 2017 and 2016 are included in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2017	2016	Change	2017	2016	Change
Earnings from discontinued operations before income tax (benefit) provision	$48.2	$68.5	(29.6)%	$79.9	$88.2	(9.4)%
Income tax (benefit) provision from discontinued operations	(11.1)	20.5	(154.1)%	10.0	12.7	(21.3)%
Net earnings from discontinued operations	$59.3	$48.0		$69.9	$75.5
Three Months Ended June 30, 2017 Compared With the Same Period of 2016

For the three months ended June 30, 2017, net earnings from discontinued operations were favorably impacted by $11 million of tax benefit, driven by a change in the repatriation strategy of foreign earnings in addition to a favorable earnings mix in jurisdictions with lower rates. For the three months ended June 30, 2016, net earnings from discontinued operations were impacted by a more favorable earnings mix in jurisdictions with lower tax rates.
Six Months Ended June 30, 2017 Compared With the Same Period of 2016

For the six months ended June 30, 2017, net earnings from discontinued operations were negatively impacted by $10 million of tax expense, driven by a change in the repatriation strategy of foreign earnings partially offset by a favorable earnings mix. For the six months ended June 30, 2016, net earnings from discontinued operations were impacted by $13 million of tax expense, which was favorably impacted by discrete items related to the repatriation strategy, the release of reserves and earnings mix.

Adjusted EBITDA by Segment
We allocate and disclose depreciation and amortization expense to our segments, although property and equipment, net is not allocated to the segment assets, nor is depreciation and amortization included in the segment performance metric Adjusted EBITDA. As of January 1, 2017 we modified our calculation of Adjusted EBITDA to exclude interest income. The impact in this modification was $4 million and $2 million for the three and six months ended June 30, 2016, respectively. We also allocate and disclose restructuring and other charges and impairment of goodwill and other intangible assets by segment, although it is not included in the segment performance metric Adjusted EBITDA since restructuring and other charges and impairment of goodwill and other intangible assets are categorized as special items. The accounting policies of the reportable segments and Corporate are the same as those applied to the Condensed Consolidated Financial Statements.
See Note 4, “Segments,” of the Notes to Condensed Consolidated Financial Statements for the reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings and other segment details.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2017	2016	Change	2017	2016	Change
Food Care	$146.2	$146.5	(0.2)%	$287.7	$285.1	0.9%
Adjusted EBITDA Margin	21.5%	22.0%		21.5%	21.9%
Product Care	77.1	78.7	(2.0)%	151.2	155.8	(3.0)%
Adjusted EBITDA Margin	19.7%	21.0%		19.7%	21.0%
Corporate(1)	(27.0)	(31.5)	(14.3)%	(60.7)	(61.0)	(0.5)%
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$196.3	$193.7	1.3%	$378.2	$379.9	(0.4)%
Adjusted EBITDA Margin	18.3%	18.6%		18.0%	18.6%

(1)
Corporate includes costs previously allocated to the Diversey Care segment and food hygiene and cleaning business of our Food Care segment reported within discontinued operations of $3 million and $2 million for three months ended June 30, 2017 and 2016, respectively, and $11 million and $7 million for six months ended June 30, 2017 and 2016, respectively.

The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment in the three and six months ended June 30, 2017 as compared with the prior period.
Food Care
Three Months Ended June 30, 2017 Compared With the Same Period of 2016
On a reported and constant dollar basis, Adjusted EBITDA remained constant in 2017 compared with the same period in 2016 primarily due to the impact of:

•	positive volume trends of $8 million primarily reflecting improving protein trends and adoption of our advanced product portfolio.
This was offset by:

•	unfavorable mix and price/cost spread due to higher raw materials.
Six Months Ended June 30, 2017 Compared With the Same Period of 2016
On a reported basis, Adjusted EBITDA increased $4 million in 2017 as compared to the same period in 2016. Adjusted EBITDA was impacted by unfavorable foreign currency translation of $1 million. On a constant dollar basis, Adjusted EBITDA increased $3 million, or 1%, in 2017 compared with the same period in 2016 primarily due to the impact of:

•	positive volume trends of $18 million primarily reflecting improving protein trends and adoption of our advanced product portfolio.
These were partially offset by:

•	unfavorable mix and price/cost spread of $14 million; and

•	higher non-material manufacturing costs and direct costs of $2 million, including salary and wage inflation.
Product Care
Three Months Ended June 30, 2017 Compared With the Same Period of 2016
On a reported basis, Adjusted EBITDA decreased $2 million in 2017 as compared to the same period in 2016. Adjusted EBITDA was impacted by unfavorable foreign currency translation of $1 million. On a constant dollar basis, Adjusted EBITDA decreased $1 million, or 1%, in 2017 compared with the same period in 2016 primarily as a result of:

•	unfavorable price/cost spread of $11 million primarily due to higher raw material and freight costs.
This was partially offset by:

•	positive volume trends of $10 million primarily due to ongoing strength in the e-Commerce and third party logistics markets.
Six Months Ended June 30, 2017 Compared With the Same Period of 2016
On a reported basis, Adjusted EBITDA decreased $5 million in 2017 as compared to the same period in 2016. Adjusted EBITDA was impacted by unfavorable foreign currency translation of $2 million. On a constant dollar basis, Adjusted EBITDA decreased $2 million, or 1%, in 2017 compared with the same period in 2016 primarily as a result of:

•	higher non-material manufacturing costs and direct costs of $4 million, including salary and wage inflation.
This was partially offset by:

•	restructuring savings of $1 million; and

•	$1 million of lower operating expenses.
Corporate
Three Months Ended June 30, 2017 Compared With the Same Period of 2016

The decrease in Corporate expenses on an as reported basis and constant dollar basis in the three months ended June 30, 2017 compared to the same period in 2016 reflected a decrease in costs that were previously allocated to Diversey, but which were not included in net earnings from discontinued operations and lower operating expenses as a result of cost management measures partially offset by foreign exchange losses.
Six Months Ended June 30, 2017 Compared With the Same Period of 2016

Corporate expenses remained consistent on an as reported basis and constant dollar basis in six months ended June 30, 2017 as compared with the same period in 2016. This was primarily due to a decrease in the costs previously allocated to Diversey and lower operating expenses as a result of cost management measures partially offset by foreign exchange losses.
Reconciliation of U.S. GAAP Net Earnings Available to Common Stockholders to Non-U.S. GAAP Total Company Adjusted EBITDA
See Note 4, “Segments,” of the Notes to Condensed Consolidated Financial Statements for other segment details. The following table shows the reconciliation of U.S. GAAP net earnings available to common stockholders to Non-U.S. GAAP Total Company Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net earnings (loss) from continuing operations	$28.5	$1.6	$(25.3)	$76.5
Interest expense	(50.9)	(50.9)	(99.7)	(101.8)
Interest income	3.2	2.0	5.4	3.6
Income tax provision	56.1	53.0	192.5	70.6
Depreciation and amortization(1)(3)	(36.4)	(38.5)	(73.6)	(73.4)
Accelerated depreciation and amortization of fixed assets and intangible assets for Venezuelan subsidiaries(1)	—	0.7	—	0.7
Special Items:
Restructuring and other charges(1)(4)	(2.0)	(0.9)	(3.9)	(0.7)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(5.9)	(4.1)	(9.8)	(8.0)
SARs	—	(0.9)	—	(1.0)
Foreign currency exchange loss related to Venezuelan subsidiaries	—	(0.6)	—	(1.6)
Charges related to ceasing operations in Venezuela(1)	—	(51.4)	—	(51.4)
(Loss) gain on sale of North American foam trays and absorbent pads business and European food trays business	(0.2)	—	2.1	(1.6)
Loss related to the sale of other businesses, investments and property, plant and equipment	(0.2)	(0.4)	(0.2)	(2.1)
Charges incurred related to the sale of Diversey	(17.8)	—	(33.9)	—
Other special items(2)	(1.5)	1.8	2.6	0.4
Pre-tax impact of Special items	(27.6)	(52.4)	(43.1)	(61.9)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$196.3	$193.7	$378.2	$379.9

(1)
Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country.  Refer to Note 1 " Organization and Basis of Presentation," of the Notes to the Condensed Consolidated Financial Statement for further details.

(2)
Other special items for the six months ended June 30, 2017 primarily included a recovered wage tax as the result of a court ruling partially offset by legal fees associated with restructuring and acquisitions. For the three months ended June 30, 2017 other special items primarily included an expense related to the recovered wage tax reserve as well as legal fees associated with restructuring and acquisitions. Other special items for the three and six months ended June 30, 2016 primarily included a reduction in a non- income tax reserve following the completion of a governmental audit partially offset by legal fees associated with restructuring and acquisitions.

(3)	Depreciation and amortization by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Food Care	$24.3	$22.3	$49.4	$45.2
Product Care	11.0	9.4	22.5	19.0
Corporate	1.1	6.8	1.7	9.2
Total Company depreciation and amortization(1)	$36.4	$38.5	$73.6	$73.4

(1)
Includes share-based incentive compensation of $11 million and $19 million for the three and six months ended June 30, 2017, respectively, and $14 million and $25 million for the three and six ended June 30, 2016, respectively.

(4)	Restructuring and other charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Food Care	$1.3	$0.5	$2.5	$0.4
Product Care	0.7	0.4	1.4	0.3
Total Company restructuring and other charges(1)	$2.0	$0.9	$3.9	$0.7

(1)	For the three and six months ended June 30, 2016 restructuring and other charges excludes $0.3 million related to severance and termination benefits for employees in our Venezuelan subsidiaries.

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
As of June 30, 2017, we had cash and cash equivalents of $243 million, of which approximately $212 million, or 87%, was located outside of the U.S. There were certain foreign government regulations restricting transfers on less than $10 million of the cash located outside of the U.S. Our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that in the near term cash located outside of the U.S. will be needed to satisfy its obligations, dividends and other demands for cash in the U.S.
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

(In millions)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$243.0	$333.7

See “Analysis of Historical Cash Flows” below.
Accounts Receivable Securitization Programs
At June 30, 2017, we had $196 million available to us under the U.S. and European programs of which we had $195 million outstanding as of June 30, 2017. At December 31, 2016, we had $188 million available to us under the programs of which we had no amounts outstanding. See Note 8, “Accounts Receivable Securitization Programs,” of the Notes to Condensed Consolidated Financial for information concerning these programs.
Lines of Credit
We have a $700 million revolving credit facility. During the first six months of 2017, we utilized borrowings under this facility and had outstanding borrowings of $95 million at June 30, 2017 and no outstanding borrowings at December 31, 2016.  See Note 10, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial for further details.
There was $68 million and $83 million outstanding under various lines of credit extended to our subsidiaries at June 30, 2017 and December 31, 2016, respectively.  See Note 10, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial for further details.

Covenants
At June 30, 2017, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 10, “Debt and Credit Facilities”, of the Notes to Condensed Consolidated Financial for further details.
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
Outstanding Indebtedness
At June 30, 2017 and December 31, 2016, our total debt outstanding consisted of the amounts set forth in the following table.

(In millions)	June 30, 2017	December 31, 2016
Short-term borrowings	$358.0	$83.0
Current portion of long-term debt	297.5	297.0
Total current debt	655.5	380.0
Total long-term debt, less current portion(1)	3,790.1	3,762.6
Total debt	4,445.6	4,142.6
Less: Cash and Cash equivalents	(243.0)	(333.7)
Net Debt	$4,202.6	$3,808.9

(1)	Amounts are net of unamortized discounts and debt issuance costs of $33 million as June 30, 2017 and $36 million as of December 31, 2016.

See Note 10, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Condensed Consolidated Statement of Cash Flows in the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
(In millions)	2017	2016
Net cash provided by operating activities	$141.3	$186.9
Net cash used in investing activities	(81.8)	(136.6)
Net cash used in financing activities	(138.1)	(96.0)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(12.1)	(16.3)

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
(In millions)	2017	2016	Change
Cash flow provided by operating activities	$141.3	$186.9	$(45.6)
Capital expenditures	(93.2)	(113.5)	20.3
Free cash flow(1)	$48.1	$73.4	$(25.3)

(1)	Free cash flow was $93 million in 2017 excluding the payment of charges related to the sale of Diversey of $45 million.

Net Cash Provided by Operating Activities
Six Months Ended June 30, 2017
Net cash provided by operating activities of $141 million in the six months ended June 30, 2017 was primarily attributable to:

•
$45 million of net earnings, which included $268 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for depreciation and amortization, share-based incentive compensation expenses and profit sharing expenses.

These were partially offset by:

•	$172 million of changes in other liabilities and assets. This activity primarily reflects the timing of certain annual incentive compensation payments as well as an increase in leased assets; and

•
$1 million of changes in operating assets and liabilities, as a result of an increase in trade receivables and inventory partially offset by an increase in accounts payable. This activity reflects the timing of inventory purchases as well as an increase in outstanding balances in our accounts receivable securitization programs offset by the related payments of cash and the seasonality of sales and collections.

Six Months Ended June 30, 2016
Net cash provided by operating activities of $187 million in the six months ended June 30, 2016 was primarily attributable to:

•
$152 million of net earnings, which included $226 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for depreciation and amortization, share-based incentive compensation expenses, and the reclassification of the cumulative translation adjustment related to the Company’s decision to cease its operations in Venezuela.

These were partially offset by:

•	$114 million of changes in other liabilities and assets. This activity primarily reflects the timing of certain annual incentive compensation payments; and

•
$77 million of changes in operating assets and liabilities, primarily reflecting an increase in trade receivables and inventory partially offset by an increase in accounts payable. This activity reflects the timing of inventory purchases and the related payments of cash and the seasonality of sales and collections.

Net Cash Used in Investing Activities
Six Months Ended June 30, 2017
Net cash used in investing activities of $82 million in the six months ended June 30, 2017 primarily consisted of the following:

•	capital expenditures of $93 million; and

•	$4 million related to business acquisitions.
These were partially offset by:

•	$11 million related to settlements of foreign currency forward contracts; and

•	$4 million related to the sale of businesses and property and equipment.
Six Months Ended June 30, 2016
Net cash used in investing activities of $137 million in the six months ended June 30, 2016 primarily consisted of the following:

•	capital expenditures of $114 million; and

•	$31 million related to settlements of foreign currency forward contracts.
These were partially offset by:

•	$8 million related to net proceeds in the sale of business and property and equipment.
Net Cash Used in Financing Activities
Six Months Ended June 30, 2017
Net cash used in financing activities of $138 million in the six months ended June 30, 2017 was primarily due to the following:

•	repurchases of common stock of $305 million;

•	payments of quarterly dividends of $62 million;

•	payments of Term Loan A of $28 million; and

•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $22 million.
These factors were partially offset by:

•	increases in short-term borrowings under our revolving credit facility, local lines of credit and accounts receivable securitization programs of $280 million.

Six Months Ended June 30, 2016
Net cash used in financing activities of $96 million in the six months ended June 30, 2016 was primarily due to the following:

•	payments of quarterly dividends of $57 million;

•	repurchases of common stock of $52 million; and

•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $22 million.
These factors were partially offset by:

•	increases in short-term borrowings under our revolving credit facility, local lines of credit and accounts receivable securitization programs of $35 million.

Changes in Working Capital

(In millions)	June 30, 2017	December 31, 2016	Change
Working capital (current assets less current liabilities)	$1,377.0	$96.3	$1,280.7
Current ratio (current assets divided by current liabilities)	1.4x	1.0x
Quick ratio (current assets, less inventories divided by current liabilities)	1.3x	0.8x

The $1,281 million, or 1,330%, increase in working capital reflected:

•
an increase in current assets held for sale of $2.2 billion partially offset by an increase in current liabilities held for sale of $703 million related to the sale of Diversey. As the sale is expected to close during 2017 all Diversey balances were moved to current;

•	an increase in prepaid expenses and other current assets due to an increase in accounts receivables held as collateral under the securitization program;

•	an increase in inventory to support higher anticipated sales in the third quarter; and

•	a decrease in other current liabilities primarily reflecting the payment of performance-based compensation and profit sharing previously accrued.
These were partially offset by:

•	an increase in short-term borrowings and decrease in cash to support the increase in working capital for capital expenditures, share repurchases and dividends; and

•	a decrease in trade receivables and an increase in accounts payable consistent with the increase in inventories and continuing initiatives for longer payment terms.
Changes in Stockholders’ Equity
The $270 million, or 44%, decrease in stockholders’ equity in the six months ended June 30, 2017 was primarily due to the following:

•	a net increase in shares held in treasury of $251 million and an increase in additional paid in capital of $54 million due to the repurchase of common stock into treasury stock;

•	dividends paid and accrued on our common stock of $62 million; and

•	unrealized losses on derivative instruments of $51 million.
These were partially offset by:

•	cumulative translation adjustment of $74 million;

•	net earnings of $45 million;

•	increase of $24 million in additional paid in capital due primarily to stock-based incentive compensation; and

•	a net increase in unrecognized pension items of $5 million.
We repurchased approximately 5.7 million shares of our common stock in the six months ended June 30, 2017 for $251 million. See Note 16, “Stockholders’ Equity,” of the Notes to Condensed Consolidated Financial Statements for further details.
Derivative Financial Instruments
Interest Rate Swaps
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Interest Rate Swaps” is incorporated herein by reference.
Interest Rate and Currency Swaps
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Interest Rate and Currency Swaps” is incorporated herein by reference.
Net Investment Hedge
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Net Investment Hedge” is incorporated herein by reference.
Other Derivative Instruments
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Other Derivative Instruments” is incorporated herein by reference.
Foreign Currency Forward Contracts
At June 30, 2017, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Foreign Currency Forward Contracts,” is incorporated herein by reference.  For further discussion about these contracts and other financial instruments, see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements
We are subject to numerous recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 2, “Recently Issued Accounting Standards,” of the Notes to Condensed Consolidated Financial Statements which is contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes these new accounting standards and is incorporated herein by reference.
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
At June 30, 2017, we had no outstanding interest rate collars or options.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 12, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $75 million in the fair value of the total debt balance at June 30, 2017. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
Argentina
Recent economic events in Argentina, including the default on some of its international debt obligations, have exposed us to heightened levels of foreign currency exchange risks. However, as of June 30, 2017, we do not anticipate these events will have a material impact on our 2017 results of operations. For the three and six months ended June 30, 2017, approximately 2% of our consolidated net sales and operating income were derived from our businesses in Argentina. For the three and six months ended June 30, 2017, we had net assets of $24 million (including $6 million of cash and cash equivalents) in Argentina. Also, as of June 30, 2017, our Argentina subsidiaries had a negative cumulative translation adjustment balance of $46 million.
Russia
The U.S. and the European Union (EU) have recently imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities.  Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products.  These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however they may limit the amount of future business the Company does with customers involved in activities in Russia.  However, as of June 30, 2017, we do not anticipate these events will have a material impact to our 2017 result of operations. As of June 30, 2017, approximately 2% of our consolidated net sales were derived from products sold into Russia. As of June 30, 2017, we had net assets of $82 million (including $14 million of cash and cash equivalents) in Russia. Also, as of June 30, 2017, our Russian subsidiaries had a negative cumulative translation adjustment balance of $46 million.

Greece
Recent economic events in Greece, including missing payment to the International Monetary Fund and the uncertainties relating to the ability of Greece to remain in the European Monetary Union may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of June 30, 2017, we do not anticipate these events will have a material impact on our 2017 results of operations. As of June 30, 2017, less than 1% of our consolidated net sales were derived from products sold into Greece. As of June 30, 2017, we had net assets of $22 million (including $6 million of cash and cash equivalents) in Greece. Also, as of June 30, 2017, our Greece subsidiaries had a negative cumulative translation adjustment balance of $3 million.
Brazil
Recent economic events in Brazil, including the increase in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of June 30, 2017, we do not anticipate these events will have a material impact on our 2017 results of operations. As of June 30, 2017, 3% of our consolidated net sales were derived from products sold into Brazil. As of June 30, 2017, we had net assets of $175 million (including $7 million of cash and cash equivalents) in Brazil. Also, as of June 30, 2017, our Brazil subsidiaries had a negative cumulative translation adjustment balance of $103 million.
United Kingdom
Recent economic events in United Kingdom, including their intention to exit from the European Union may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of June 30, 2017, we do not anticipate these events will have a material impact on our 2017 results of operations. As of June 30, 2017, 4% of our consolidated net sales were derived from products sold into the United Kingdom. As of June 30, 2017, we had net assets of $354 million (including $6 million of cash and cash equivalents) in the United Kingdom. Also, as of June 30, 2017, our United Kingdom subsidiaries had a negative cumulative translation adjustment balance of $57 million.
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
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at June 30, 2017 would have caused us to pay approximately $115 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
Our foreign currency forward contracts are described in Note 11, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference.
Interest Rate and Currency Swaps
In 2014, in connection with exercising the $100 million delayed draw under the senior secured credit facility, we entered into a series of interest rate and currency swaps in a notional amount of $100 million. On September 30, 2016, the first $20 million swap contract matured and was settled. As a result of the settlement, the Company received $5 million. For the six months ended June 30, 2017, a settlement payment was made for $3 million. These swaps have been classified as assets held for sale on the Condensed Consolidated Balance Sheet and the related activity has been classified as net earnings from discontinued operations, net of tax on the Condensed Consolidated Statement of Operations. These swaps convert the U.S. dollar-denominated variable rate obligation under the credit facility into a fixed Brazilian real-denominated obligation.  The delayed draw and the interest rate and currency swaps were used to fund expansion and general corporate purposes of our Brazilian subsidiaries.

In July 2017, we prepaid the Brazilian tranche of our Term Loan A facility due in July 2019 in the amount of $96 million in connection with the anticipated Diversey transaction. In anticipation of this loan prepayment, we terminated all the swaps used to convert the related U.S. dollar-denominated variable rate obligation into a fixed Brazilian real-denominated obligation.
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
The €400 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The fair value of the debt was $8 million ($5 million net of taxes) as of June 30, 2017 and is reflected in long-term debt on our Condensed Consolidated Balance Sheet.
In March 2015, we entered into a series of cross-currency swaps with a combined notional amount of $425 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The fair value of this hedge as of June 30, 2017 decreased $42 million ($26 million after tax) on our Condensed Consolidated Balance Sheet.  Semi-annual interest settlements resulted in AOCI of $16 million ($10 million after tax).
For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, settlements and changes in fair values of the derivative instruments are recognized in unrealized net gains or loss on derivative instruments for net investment hedge, a component of accumulated other comprehensive loss, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in other (expense) income, net on the Condensed Consolidated Statements of Operations.
Other Derivative Instruments
We may use other derivative instruments from time to time to manage exposure to foreign exchange rates and to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency.
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $822 million at June 30, 2017 and $875 million at December 31, 2016.
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
Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was less than $1 million for the three and six months ended June 30, 2017.  The provision for the three and six months ended June 30, 2016 was less than $1 million. The allowance for doubtful accounts was $8 million at June 30, 2017 and December 31, 2016.

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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended June 30, 2017, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of March 31, 2017				$667,205,595
April 1, 2017 through April 30, 2017	12,250	—	—	667,205,595
May 1, 2017 through May 31, 2017	4,447,547	$43.10	4,437,231	1,975,947,299
June 1, 2017 through June 30, 2017	1,335,596	$44.95	1,334,754	1,915,865,372
Total	5,795,393		5,771,985	$1,915,865,372

(1)
We acquired shares by means of (i) a share trading plan we entered into with our brokers and pursuant to our publicly announced program (described below), (ii) an accelerated share repurchase program we entered into during the quarter, (iii) shares withheld from awards under our Omnibus Incentive Plan (the successor plan to our 2005 Contingent Stock Plan) pursuant to the provision thereof that permits minimum tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (iv) shares reacquired pursuant to the forfeiture provision of our Omnibus Incentive Plan. We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable. For shares withheld for minimum tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the Omnibus Incentive Plan as those shares are simply forfeited.

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column “a”	Forfeitures under Omnibus Incentive Plan	Total
	(a)	(b)	(c)	(d)
April 2017	—	—	12,250	12,250
May 2017	—	—	10,316	10,316
June 2017	—	—	842	842
Total	—		23,408	23,408

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

3.2

Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.1 to the Company’s Current Report on Form 8-K, Date of Report February 15, 2017, File No. 1-12139, is incorporated herein by reference.)

31.1	Certification of Jerome A. Peribere pursuant to Rule 13a-14(a), dated August 9, 2017.
31.2	Certification of Carol P. Lowe pursuant to Rule 13a-14(a), dated August 9, 2017.
32	Certification of Jerome A. Peribere and Carol P. Lowe, pursuant to 18 U.S.C. § 1350, dated August 9, 2017.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: August 9, 2017	By:	/s/ William G. Stiehl
William G. Stiehl
Chief Accounting Officer and Controller