Form 10-Q
period 2017-09-30
SEALED AIR CORP/DE
filed 2017-11-09
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 229,996,518 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of October 31, 2017.

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

The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: the tax benefits associated with the Settlement agreement (as defined in our Annual Report on Form 10-K for the year ended December 31, 2016), global economic and political conditions, changes in our credit ratings, changes in raw material pricing and availability, changes in energy costs, competitive conditions, the success of our restructuring activities, currency translation and devaluation effects, the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts, the success of new product offerings, the effects of animal and food-related health issues, pandemics, consumer preferences, environmental matters, regulatory actions and legal matters, and the other information referenced in Part I, Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission, and as revised and updated by our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.
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

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share data)	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,304.7	$333.7
Trade receivables, net of allowance for doubtful accounts of $6.8 in 2017 and $8.4 in 2016	540.5	460.5
Income tax receivables	16.7	11.5
Other receivables	81.7	72.7
Inventories, net of inventory reserves of $17.4 in 2017 and $13.4 in 2016	547.7	456.7
Current assets held for sale	20.8	825.7
Prepaid expenses and other current assets	63.6	54.5
Total current assets	2,575.7	2,215.3
Property and equipment, net	951.0	889.6
Goodwill	1,898.3	1,882.9
Intangible assets, net	44.8	40.1
Deferred taxes	275.7	169.9
Non-current assets held for sale	—	2,026.0
Other non-current assets	193.9	175.4
Total assets	$5,939.4	$7,399.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$84.0	$83.0
Current portion of long-term debt	2.0	297.0
Accounts payable	778.2	539.2
Current liabilities held for sale	1.8	683.3
Accrued restructuring costs	16.1	44.8
Income tax payable	183.6	48.3
Other current liabilities	451.2	423.4
Total current liabilities	1,516.9	2,119.0
Long-term debt, less current portion	3,219.4	3,762.6
Deferred taxes	4.7	4.9
Non-current liabilities held for sale	—	501.0
Other non-current liabilities	437.8	402.0
Total liabilities	5,178.8	6,789.5
Commitments and contingencies - Note 15
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2017 and 2016	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 230,002,826 in 2017 and 227,638,738 in 2016; shares outstanding: 180,394,303 in 2017 and 193,482,383 in 2016	23.0	22.8
Additional paid-in capital	1,933.3	1,974.1
Retained earnings	1,796.0	1,040.0
Common stock in treasury, 49,608,523 shares in 2017 and 34,156,355 shares in 2016	(2,155.8)	(1,478.1)
Accumulated other comprehensive loss, net of taxes	(835.9)	(949.1)
Total stockholders’ equity	760.6	609.7
Total liabilities and stockholders’ equity	$5,939.4	$7,399.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
(In millions, except share data)	2017	2016	2017	2016
Net sales	$1,131.3	$1,065.1	$3,233.8	$3,109.9
Cost of sales(1)	769.2	708.4	2,191.0	2,068.0
Gross profit	362.1	356.7	1,042.8	1,041.9
Selling, general and administrative expenses(1)	192.7	184.2	590.2	566.7
Amortization expense of intangible assets acquired	3.1	4.1	9.2	10.4
Restructuring and other charges(1)	6.2	1.3	9.2	1.4
Operating profit	160.1	167.1	434.2	463.4
Interest expense	(54.0)	(49.6)	(153.7)	(151.4)
Foreign currency exchange loss related to Venezuelan subsidiaries	—	—	—	(1.6)
Charge related to Venezuelan subsidiaries(1)	—	—	—	(46.0)
Other (expense) income, net	—	0.4	(6.2)	1.4
Earnings before income tax provision	106.1	117.9	274.3	265.8
Income tax provision	43.7	54.1	236.5	124.7
Net earnings from continuing operations	62.4	63.8	37.8	141.1
Gain on sale of discontinued operations, net of tax	699.3	—	699.3	—
Net earnings from discontinued operations, net of tax(2)	25.7	99.5	111.3	174.2
Net earnings available to common stockholders	$787.4	$163.3	$848.4	$315.3
Basic:
Continuing operations	$0.33	$0.33	$0.20	$0.71
Discontinued operations(2)	3.86	0.51	4.22	0.89
Net earnings per common share - basic	$4.19	$0.84	$4.42	$1.60
Diluted:
Continuing operations	$0.33	$0.32	$0.19	$0.71
Discontinued operations(2)	3.82	0.51	4.18	0.88
Net earnings per common share - diluted	$4.15	$0.83	$4.37	$1.59
Dividends per common share	$0.16	$0.16	$0.48	$0.45
Weighted average number of common shares outstanding:
Basic	186.9	194.1	190.9	195.0
Diluted	188.9	196.7	192.9	197.5

See accompanying Notes to Condensed Consolidated Financial Statements.

(1)
Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country.  Refer to Note 1, "Organization and Basis of Presentation," of the Notes to the Condensed Consolidated Financial Statement for further details.

(2)
For the nine months ended September 30, 2017, there was a revision to net earnings from discontinued operations, net of tax, on the Condensed Consolidated Statement of Operations related to depreciation and amortization on Diversey assets held for sale. As a result, net earnings from discontinued operations, net of tax, increased $16.4 million and increased basic and diluted shares by $0.09 per share.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
(In millions)	2017	2016	2017	2016
Net earnings available to common stockholders	$787.4	$163.3	$848.4	$315.3
Other comprehensive income (loss), net of taxes:
Recognition of deferred pension items, net of taxes of $(45.3) for the three months ended September 30, 2017, $(0.7) for the three months ended September 30, 2016, $(48.3) for the nine months ended September 30, 2017 and $(2.0) for the nine months ended September 30, 2016	174.6	1.8	179.9	5.6
Unrealized gain (losses)on derivative instruments for net investment hedge, net of taxes of $12.1 for three months ended September 30, 2017, $5.2 for the three months ended September 30, 2016, $39.6 for the nine months ended September 30, 2017 and $9.6 for the nine months end September 30, 2016	(19.6)	(8.3)	(64.0)	(15.4)
Unrealized (losses) gains on derivative instruments for cash flow hedge, net of taxes of $0.5 for the three months ended September 30, 2017, $(0.8) for the three months ended September 30, 2016, $1.9 for the nine months ended September 30, 2017 and $1.6 for the nine months ended September 30, 2016	(2.0)	2.2	(8.2)	(2.5)
Foreign currency translation adjustments, net of taxes of $1.1 for the three months ended September 30, 2017, $0.2 for the three months ended September 30, 2016, $5.5 for the nine months ended September 30, 2017 and $(20.0) for the nine months ended September 30, 2016	(68.3)	(11.1)	5.5	(26.6)
Other comprehensive income (loss), net of taxes	84.7	(15.4)	113.2	(38.9)
Comprehensive income, net of taxes	$872.1	$147.9	$961.6	$276.4

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, (unaudited)
(In millions)	2017	2016(1)
Net earnings available to common stockholders	$848.4	$315.3
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	114.4	161.2
Share-based incentive compensation	38.7	44.6
Profit sharing expense	18.6	29.7
Remeasurement loss related to Venezuelan subsidiaries	0.1	3.2
Reclassification of cumulative translation adjustment of Venezuelan subsidiaries	—	46.0
Provisions for bad debt	2.6	4.0
Provisions for inventory obsolescence	5.9	7.0
Deferred taxes, net	160.7	2.4
Net (gain) loss on sale of business	(701.4)	1.9
Foreign currency gains (losses)	19.0	(1.8)
Other non-cash items	8.7	11.4
Changes in operating assets and liabilities:
Trade receivables, net	(87.5)	(58.5)
Inventories	(100.5)	(100.5)
Accounts payable	135.2	140.5
Other assets and liabilities	(130.4)	(138.0)
Net cash provided by operating activities	332.5	468.4
Cash flows from investing activities:
Capital expenditures	(126.5)	(190.2)
Proceeds, net from sale of business and property and equipment	4.4	8.4
Business acquired in purchase transactions, net of cash acquired	(25.4)	(5.8)
Impact of sale of Diversey(2)	2,053.0	—
Settlement of foreign currency forward contracts	(1.1)	(43.1)
Net cash provided by (used in) investing activities	1,904.4	(230.7)
Cash flows from financing activities:
Net proceeds from borrowings	(21.5)	85.5
Payments of borrowings(2)	(369.5)	(12.8)
Change in cash used as collateral on borrowing arrangements	(1.8)	1.5
Proceeds from cross currency swap	17.4	6.2
Dividends paid on common stock	(92.4)	(90.1)
Acquisition of common stock for tax withholding	(21.9)	(22.7)
Repurchases of common stock(3)	(757.3)	(217.0)
Other financing activities	—	(0.1)
Net cash used in financing activities	(1,247.0)	(249.5)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(18.9)	(15.9)
Balance, beginning of period	333.7	321.7
Net change during the period	971.0	(27.7)
Balance, end of period	$1,304.7	$294.0
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$156.5	$157.4
Income tax payments	$126.6	$93.5
Payments related to the sale of Diversey(4)	$61.2	$—
Stock appreciation rights payments (less amounts included in restructuring payments)	$—	$1.9
Restructuring payments including associated costs	$48.7	$51.0

SEALED AIR CORPORATION AND SUBSIDIARIES

Non-cash items:
Transfers of shares of our common stock from treasury for our 2016 and 2015 profit-sharing plan contributions	$22.3	$37.6

See accompanying Notes to Condensed Consolidated Financial Statements.

(1)
Due to changes in the accounting treatment of a factoring agreement the Company reclassified amounts from cash and cash equivalents to other receivables of $8.7 million as of September 30, 2016. This reclassification resulted in an increase in cash provided by operating activities of $2.0 million for the nine months ended September 30, 2016.

(2)
Payments of borrowings included in financing activities excludes amounts which were paid using cash proceeds from the sale of Diversey. As a result, $755.2 million of payments of borrowings is included within investing activities for a total payment of borrowings of $1.1 billion through the nine months ended September 30, 2017.

(3)
The Company entered into an accelerated share repurchase agreement with a third-party financial institution to repurchase $400.0 million of the Company’s common stock. The full amount was paid as of September 30, 2017 however, only $320.0 million was used to repurchase shares at that point in time. The ASR program is expected to conclude in the fourth quarter of 2017.

(4)	Payments related to the sale of Diversey includes $33.0 million related to tax payments and the remainder primarily attributable to professional fees.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 Organization and Basis of Presentation
Organization
We are a global leader in food safety and security and product protection. We serve an array of end markets including food and beverage processing, food service, retail, healthcare and industrial, and commercial and consumer applications. Our focus is on achieving quality sales growth through leveraging our geographic footprint, technological know-how and leading market positions to bring measurable, sustainable value to our customers and investors.
We conduct substantially all of our business through two wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). Throughout this report, when we refer to “Sealed Air,” the “Company,” “we,” “our,” or “us,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise.
Basis of Presentation
Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our Condensed Consolidated Balance Sheet as of September 30, 2017 and our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2017 and 2016 have been made. The results set forth in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2017 and in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our condensed consolidated financial condition, results of operations or cash flows.
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
On March 25, 2017, we entered into a definitive agreement to sell the Diversey Care division and the food hygiene and cleaning business within the Food Care division (collectively "Diversey"). The sale of Diversey was completed on September 6, 2017. The net assets of Diversey met the criteria to be classified as “held for sale” for the period ended December 31, 2016. Results of operations for Diversey are reported as discontinued operations in all periods presented. See Note 3, “Discontinued Operations” for further information.
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
During the first six months of 2016, we were only able to access the SIMADI market (during the period the market was available) and only received minimal amounts of U.S. dollars during the first three months of 2016. We did not receive any U.S. dollars via the CENCOEX (at an official rate of 6.3) or the DIPRO (at an official rate of 10.0). For any U.S. dollar denominated monetary asset or liability, such amounts do not get remeasured at month-end since it is already an asset or liability denominated in U.S. dollars. As a result of this evaluation, the Company reported a remeasurement loss of $0.4 million (none of which related to continuing operations) for the three months ended September 30, 2016 and $3.2 million (of which $1.6 million related to continuing operations) for the nine months ended September 30, 2016.
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
At September 30, 2017, we concluded that we would continue to use the DICOM rate to remeasure our remaining bolivar denominated monetary assets and liabilities since it was our only legally available option and our intent on a go-forward basis to utilize this market if needed, to settle any future transactions based on current facts and circumstances. During the first nine months of 2017, we did not receive any U.S dollars via any of the legal mechanisms noted above. The new DICOM rate as of September 30, 2017 was 3,345.0 which reflects the last auction in June 2017. As a result of this evaluation, the Company reported a remeasurement loss of less than $1.0 million for the three months and nine months ended September 30, 2017 (which included less than $0.1 million of income related to continuing operations).
We will continue to evaluate each reporting period the appropriate exchange rate to remeasure our financial statements based on the facts and circumstances as applicable.

Note 2 Recently Issued Accounting Standards

Recently Issued Accounting Standards
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). This update intends to align the financial statements with an entity's risk management activities. ASU 2017-12 will allow for changes in the designation and measurement of hedges as well as expand the disclosures of hedge results. The amendments in ASU 2017-12 are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. We are currently in the process of evaluating this new standard update.

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
Our efforts to adopt this standard to date have focused on contract analysis at a regional level. We currently estimate the most significant impact will be on the accounting for Free on Loan equipment in our Food Care division. Whereas today we do not recognize revenue on Free on Loan equipment, under the new standard, we anticipate allocating revenue to that equipment and treating it as a performance obligation. We are in the process of assessing the timing of when revenue assigned to Free on Loan equipment would be recognized. Based on the information we have evaluated to date, we do not anticipate that the adoption of the amendments will have a significant impact on our consolidated financial statements with the exception of new and expanded disclosures.

Note 3 Discontinued Operations, Divestitures and Acquisitions
Discontinued Operations
On March 25, 2017, we entered into a definitive agreement to sell our Diversey Care division and the food hygiene and cleaning business within our Food Care division for gross proceeds of USD equivalent of $3.2 billion, subject to customary closing conditions. The transaction was completed on September 6, 2017. We recorded a net gain on the sale of Diversey of $699.3 million, net of taxes. We intend to use the cash generated from this transaction to repay debt and maintain our credit profile, repurchase shares to minimize earnings dilution, and fund core growth initiatives, including potential complementary acquisitions to our Food Care and Product Care divisions.
The sale of Diversey will allow us to enhance our strategic focus on the Food Care and Product Care divisions and simplify our operating structure. We have classified the operating results from this business, together with certain costs related to the divestiture transaction, as discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016. Assets and liabilities of this business are classified as “held for sale” in the Condensed Consolidated Balance Sheets as of December 31, 2016.
Summary operating results of Diversey were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net sales	$434.6	$651.5	$1,667.5	$1,924.4
Cost of sales	249.1	368.2	949.5	1,075.6
Gross profit	185.5	283.3	718.0	848.8
Selling, general and administrative expenses(1)	131.0	206.2	537.8	635.1
Amortization expense of intangible assets acquired(1)	7.7	19.3	23.9	62.0
Operating profit	46.8	57.8	156.3	151.7
Other expense, net	(9.0)	(2.8)	(17.0)	(9.4)
Earnings from discontinued operations before income tax (benefit) provision(1)(2)	37.8	55.0	139.3	142.3
Income tax (benefit) provision from discontinued operations	12.1	(44.5)	28.0	(31.9)
Net earnings from discontinued operations	$25.7	$99.5	$111.3	$174.2

(1)
For the nine months ended September 30, 2017, there was a revision to net earnings from discontinued operations, net of tax, on the Condensed Consolidated Statement of Operations related to depreciation and amortization on Diversey assets held for sale. As a result, selling, general and administrative expenses decreased $6.1 million, amortization expenses of intangible assets acquired decreased $16.5 million and income tax provision from discontinued operations increased $6.2 million.

(2)
For the three months and nine months ended September 30, 2017, net earnings from discontinued operations was impacted by a tax expense of $12.1 million and $28.0 million, respectively, driven by a change in the repatriation strategy of foreign earnings offset by a favorable earnings mix in jurisdictions with lower rates. For the three and nine months ended September 30, 2016, net earnings from discontinued operations were impacted by tax benefits of $44.5 million and $31.9 million, respectively, primarily related to the release of reserves, and earnings mix in jurisdictions with lower tax rates.

The carrying value of the major classes of assets and liabilities of Diversey were as follows:

(In millions)	September 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$—	$30.0
Trade receivables, net	3.1	438.2
Inventories	0.5	203.2
Other receivables	11.5	70.3
Prepaid expenses and other current assets	—	80.6
Property and equipment, net	—	170.6
Goodwill	—	972.8
Intangible assets, net	—	669.9
Deferred taxes	0.1	50.7
Other non-current assets	—	162.0
Total assets held for sale	$15.2	$2,848.3
Liabilities:
Short-term borrowings	$—	$9.6
Current portion of long-term debt	—	31.1
Accounts payable	—	346.5
Other current liabilities	—	296.1
Long-term debt	—	175.7
Deferred taxes	—	56.3
Other non-current liabilities	—	269.0
Total liabilities held for sale	$—	$1,184.3

The following table presents selected financial information regarding cash flows of Diversey that are included within discontinued operations in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(In millions)	2017	2016
Non-cash items included in net earnings from discontinued operations:
Depreciation and amortization	$29.3	$85.5
Share-based incentive compensation	10.2	9.2
Profit sharing expense	3.0	3.5
Provision for bad debt	2.3	4.0
Capital expenditures	11.9	14.7

The amounts disclosed in the tables above have been excluded from disclosures unless otherwise noted.
On April 1, 2017, the Diversey Care division acquired the UVC disinfection portfolio of Daylight Medical, a manufacturer of innovative medical devices. The preliminary fair value of the consideration transferred was approximately $25.2 million which included $3.5 million of cash paid at closing as well as a preliminary fair value of $21.7 million related to $14.4 million of noncontingent consideration which will be paid in the future and a $7.3 million of preliminary fair value for liability-classified contingent consideration. The assets and liabilities acquired as part of the acquisition are transferred with the sale of Diversey.
Divestitures
On August 1, 2017, we entered into an agreement to sell our polystyrene food tray business in Guarulhos, Brazil for a gross purchase price of R$24.0 million (or $7.5 million as of September 30, 2017). The closing of the transaction is expected to occur in the fourth quarter of 2017 after certain conditions are met. The purchase price is subject to working capital, cash and debt adjustments. As of September 30, 2017, there was $4.9 million of assets held for sale and $1.8 million of liabilities held for sale on the Condensed Consolidated Balance Sheet.

Acquisitions
On August 2, 2017, the Food Care division acquired Deltaplam Embalagens Indústria e Comércio Ltda ("Deltaplam"), a family owned and operated Brazilian flexible packaging manufacturer. The preliminary fair value of the consideration transferred was approximately $25.8 million. We recorded the fair value of the assets acquired and liabilities assumed on the acquisition date, which included $8.1 million of goodwill and $7.4 million of intangible assets.

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
We allocate and disclose depreciation and amortization expense to our segments, although property and equipment, net is not allocated to the segment assets, nor is depreciation and amortization included in the segment performance metric Adjusted EBITDA. As of January 1, 2017 we modified our calculation of Adjusted EBITDA to exclude interest income. The impact in this modification was $1.6 million and $5.3 million for the three and nine months ended September 30, 2016, respectively. We also disclose restructuring and other charges by segment, although these items are not included in the segment performance metric Adjusted EBITDA since restructuring and other charges are categorized as special items as outlined in the table reconciling U.S. GAAP net earnings from continuing operations to Non-U.S. GAAP Total Company Adjusted EBITDA set forth below. The accounting policies of the reportable segments and Corporate are the same as those applied to the Condensed Consolidated Financial Statements.
The following tables show Net Sales and Adjusted EBITDA by our segment reporting structure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net Sales:
Food Care	$716.0	$676.2	$2,051.1	$1,979.2
As a % of Total Company net sales	63.3%	63.5%	63.4%	63.6%
Product Care	415.3	388.9	1,182.7	1,130.7
As a % of Total Company net sales	36.7%	36.5%	36.6%	36.4%
Total Company Net Sales	$1,131.3	$1,065.1	$3,233.8	$3,109.9

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Adjusted EBITDA from continuing operations
Food Care	$158.3	$155.6	$446.0	$440.7
Adjusted EBITDA Margin	22.1%	23.0%	21.7%	22.3%
Product Care	86.5	88.0	237.7	243.8
Adjusted EBITDA Margin	20.8%	22.6%	20.1%	21.6%
Corporate(1)	(28.0)	(30.7)	(88.7)	(91.7)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$216.8	$212.9	$595.0	$592.8
Adjusted EBITDA Margin	19.2%	20.0%	18.4%	19.1%

(1)
Corporate includes costs previously allocated to the Diversey Care segment and food hygiene and cleaning business of our Food Care segment reported within discontinued operations of $2.8 million and $3.5 million for the three months ended September 30, 2017 and 2016, respectively, and $13.7 million and $10.4 million for the nine months ended September 30, 2017 and 2016, respectively.

The following table shows a reconciliation of U.S. GAAP net earnings from continuing operations to Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016(1)
Net earnings from continuing operations	$62.4	$63.8	$37.8	$141.1
Interest expense	(54.0)	(49.6)	(153.7)	(151.4)
Interest income	4.9	1.7	10.3	5.3
Income tax provision	43.7	54.1	236.5	124.7
Depreciation and amortization(3)	(42.7)	(39.6)	(116.3)	(113.0)
Accelerated depreciation and amortization of fixed assets and intangible assets for Venezuelan subsidiaries	—	0.1	—	0.8
Special Items:
Restructuring and other charges(4)	(6.2)	(1.3)	(9.2)	(1.1)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(2.9)	(5.2)	(12.7)	(13.2)
SARs	—	0.3	—	(0.7)
Foreign currency exchange loss related to Venezuelan subsidiaries	—	—	—	(1.6)
Charges related to ceasing operations in Venezuela	—	—	—	(47.3)
Gain (loss) on sale of North American foam trays and absorbent pads business and European food trays business	0.2	—	2.3	(1.6)
(Loss) gain related to the sale of other businesses, investments and property, plant and equipment	(6.9)	2.1	(7.1)	—
Charges incurred related to the sale of Diversey	(13.7)	—	(47.6)	—
Settlement/curtailment benefits related to retained Diversey retirement plans	13.5	—	13.5	—
Other special items(2)	(2.9)	(3.5)	(0.2)	(3.2)
Pre-tax impact of Special items	(18.9)	(7.6)	(61.0)	(68.7)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$216.8	$212.9	$595.0	$592.8

(1)
Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country.  Refer to Note 1, "Organization and Basis of Presentation," of the Notes to the Condensed Consolidated Financial Statement for further details.

(2)
Other special items for the three and nine months ended September 30, 2017, primarily included transaction fees related to various divestitures and acquisitions. Other special items for the three and nine months ended September 30, 2016 primarily included a reduction in a non-income tax reserve following the completion of a governmental audit partially offset by legal fees associated with restructuring and acquisitions.

(3)	Depreciation and amortization by segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Food Care	$26.4	$23.1	$75.8	$68.3
Product Care	$11.7	$9.6	$34.2	$28.6
Corporate	$4.6	$6.9	$6.3	$16.1
Total Company depreciation and amortization(1)	$42.7	$39.6	$116.3	$113.0

(1)
Includes share-based incentive compensation of $12.3 million and $31.2 million for the three and nine months ended September 30, 2017, respectively, and $12.2 million and $37.6 million for the three and nine months ended September 30, 2016, respectively.

(4)	Restructuring and other charges by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Food Care	$3.9	$0.8	$5.8	$0.7
Product Care	2.3	0.5	3.4	0.4
Total Company restructuring and other charges(1)	$6.2	$1.3	$9.2	$1.1

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

(In millions)	September 30, 2017	December 31, 2016
Assets:
Trade receivables, net, and finished goods inventories, net
Food Care	$519.0	$459.8
Product Care	334.0	261.5
Total segments	$853.0	$721.3
Assets not allocated
Cash and cash equivalents	$1,304.7	$333.7
Property and equipment, net	951.0	889.6
Goodwill	1,898.3	1,882.9
Intangible assets, net	44.8	40.1
Assets held for sale	20.8	2,851.7
Other	866.8	679.9
Total	$5,939.4	$7,399.2

Note 5 Inventories
The following table details our inventories, net:

(In millions)	September 30, 2017	December 31, 2016
Inventories:
Raw materials	$91.6	$81.5
Work in process	143.6	114.4
Finished goods	312.5	260.8
Total	$547.7	$456.7

Note 6 Property and Equipment, net

The following table details our property and equipment, net:

(In millions)	September 30, 2017	December 31, 2016
Land and improvements	$43.9	$41.6
Buildings	696.1	600.2
Machinery and equipment	2,237.8	2,091.5
Other property and equipment	109.6	104.3
Construction-in-progress	170.2	210.1
Property and equipment, gross	3,257.6	3,047.7
Accumulated depreciation and amortization(1)	(2,306.6)	(2,158.1)
Property and equipment, net	$951.0	$889.6

(1)
As of December 31, 2016, this amount includes $0.4 million related to the accelerated depreciation and amortization of fixed assets related to ceasing operations in Venezuela. Refer to Note 1, "Organization and Basis of Presentation," of the Notes to Condensed Consolidated Financial Statement Operations for further details.

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Interest cost capitalized	$1.8	$3.2	$7.8	$7.1
Depreciation and amortization expense for property and equipment	$27.3	$23.2	$75.9	$64.9

Note 7 Goodwill and Identifiable Assets

Goodwill
The following table shows our goodwill balances by our segment reporting structure.  We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.  As of September 30, 2017, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

(In millions)	Food Care	Product Care	Total
Carrying Value at December 31, 2016	$510.8	$1,372.1	$1,882.9
Acquisitions and divestitures	7.2	(0.3)	6.9
Currency translation	7.1	1.4	8.5
Carrying Value at September 30, 2017	$525.1	$1,373.2	$1,898.3

Identifiable Intangible Assets
The following tables summarize our identifiable intangible assets with definite and indefinite useful lives.  As of September 30, 2017, there were no impairment indicators present.

	September 30, 2017			December 31, 2016
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$31.9	$(19.0)	$12.9	$25.0	$(17.5)	$7.5
Trademarks and tradenames	0.7	(0.3)	0.4	0.6	(0.2)	0.4
Capitalized software	48.7	(37.8)	10.9	42.6	(31.2)	11.4
Technology	37.4	(26.7)	10.7	34.4	(24.2)	10.2
Contracts	10.6	(9.6)	1.0	10.6	(8.9)	1.7
Total intangible assets with definite lives	129.3	(93.4)	35.9	113.2	(82.0)	31.2
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets	$138.2	$(93.4)	$44.8	$122.1	$(82.0)	$40.1

The following table shows the remaining estimated future amortization expense at September 30, 2017.

Year	Amount (in millions)
Remainder of 2017	$6.3
2018	12.8
2019	2.6
2020	2.9
Thereafter	11.3
Total	$35.9

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

Prior to the sale of Diversey, our U.S. program was amended to remove receivables associated with Diversey and reduce the program size accordingly. As of September 30, 2017, the maximum purchase limit for receivable interests was $60.0 million, subject to the availability limits described below.

The amounts available from time to time under this program may be less than $60.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of September 30, 2017, the level of eligible assets available under the program equaled $60.0 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a decline in the amounts available to us under the program or termination of the program.
This program expires annually in August and is renewable.
European Accounts Receivables Securitization Program
We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks and issuers of commercial paper administered by these banks.  The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable.  We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV, and are exposed to the risk of uncollectable receivables held by the SPV.  Therefore, the SPV is consolidated in our Condensed Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as short-term borrowings on our Condensed Consolidated Balance Sheet. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Prior to the sale of Diversey, the European program was amended to remove the receivables associated with Diversey and reduce the program size accordingly.
Prior to the sale of Diversey, our European program was amended to remove receivables associated with Diversey and reduce the program size accordingly. As of September 30, 2017, the maximum purchase limit for receivable interests was €80.0 million ($94.3 million equivalent at September 30, 2017), subject to availability limits.  The terms and provisions of this program are similar to our U.S. program discussed above. As of September 30, 2017, the amount available under this program was €79.2 million ($93.3 million equivalent as of September 30, 2017).
This program expires annually in August and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of September 30, 2017, there were no amounts outstanding under our U.S. or European programs. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. Total interest expense for these programs was $0.6 million and $1.0 million for the three and nine months ended September 30, 2017, respectively. Total interest expense for these programs was $0.4 million and $1.1 million for the three and nine months ended September 30, 2016, respectively.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at September 30, 2017.
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
Program metrics are as follows:

Sealed Air Restructuring Program
Approximate positions eliminated by the program	1,950
Estimated Program Costs (in millions):
Costs of reduction in headcount as a result of reorganization	$245-$255
Other expenses associated with the Program	145-150
Total expense	$390-$405
Capital expenditures	250-255
Proceeds, foreign exchange and other cash items	(70)-(75)
Total estimated net cash cost	$570-$585
Program to Date Cumulative Expense (in millions):
Costs of reduction in headcount as a result of reorganization	$234
Other expenses associated with the Program	121
Total Cumulative Expense	$355
Cumulative capital expenditures	$231

The following table details our restructuring activities as reflected in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Continuing Operations
Other associated costs	$2.9	$5.2	$12.7	$13.2
Restructuring charges	6.2	1.3	9.2	1.1
Total charges from continuing operations	$9.1	$6.5	$21.9	$14.3
Charges included in discontinued operations	(1.4)	1.1	2.3	6.2
Total charges	$7.7	$7.6	$24.2	$20.5
Capital expenditures	$3.4	$34.6	$17.3	$91.6

The restructuring accrual, spending and other activity for the nine months ended September 30, 2017 and the accrual balance remaining at September 30, 2017 related to these programs were as follows (in millions):

(In millions)
Restructuring accrual at December 31, 2016	$47.4
Accrual and accrual adjustments	9.2
Cash payments during 2017	(32.2)
Transfers as part of the sale of Diversey	(5.5)
Effect of changes in foreign currency exchange rates	(1.2)
Restructuring accrual at September 30, 2017	$17.7

We expect to pay $16.2 million of the accrual balance remaining at September 30, 2017 within the next twelve months. This amount is included in accrued restructuring costs on the Condensed Consolidated Balance Sheet at September 30, 2017.

The remaining accrual of $1.5 million is expected to be paid in 2018. This amount is included in other non-current liabilities on our Condensed Consolidated Balance Sheet at September 30, 2017.

Note 10 Debt and Credit Facilities
Our total debt outstanding consisted of the amounts set forth on the following table:

(In millions)	September 30, 2017	December 31, 2016
Short-term borrowings(1)	$84.0	$83.0
Current portion of long-term debt	2.0	297.0
Total current debt	86.0	380.0
Term Loan A due July 2019	222.2	818.3
6.50% Senior Notes due December 2020	423.4	423.1
4.875% Senior Notes due December 2022	420.2	419.6
5.25% Senior Notes due April 2023	420.2	419.7
4.50% Senior Notes due September 2023	467.9	416.7
5.125% Senior Notes due December 2024	420.6	420.2
5.50% Senior Notes due September 2025	396.6	396.4
6.875% Senior Notes due July 2033	445.4	445.3
Other	2.9	3.3
Total long-term debt, less current portion(3)	3,219.4	3,762.6
Total debt(2)(4)	$3,305.4	$4,142.6

(1)
Short-term borrowings of $84.0 million at September 30, 2017 are comprised of $43.0 million of Diversey accounts payable obligations under financing arrangements which Sealed Air was fully reimbursed for as part of the sale of Diversey as well as $41.0 million of short term borrowings from various lines of credit. Short-term borrowings at December 31, 2016 were comprised primarily of $83.0 million of short-term borrowings from various lines of credit.

(2)
As of September 30, 2017, our weighted average interest rate on our short-term borrowings outstanding, excluding the amounts related to the Diversey accounts payable obligations discussed above, was 7.4% and on our long-term debt outstanding was 5.3%. As of December 31, 2016, our weighted average interest rate on our short-term borrowings outstanding was 4.8% and on our long-term debt outstanding was 4.7%.

(3)	Amounts are net of unamortized discounts and issuance costs of $30.9 million as September 30, 2017 and $36.3 million as of December 31, 2016.

(4)	Long-term debt instruments are listed in order of priority.
Lines of Credit
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the Revolving Credit Facility discussed above, and the amounts available under our accounts receivable securitization programs.

(In millions)	September 30, 2017	December 31, 2016
Used lines of credit (1)(2)	$41.0	$83.0
Unused lines of credit	1,075.3	1,074.4
Total available lines of credit(3)	$1,116.3	$1,157.4

(1)	Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.

(2)
As of September 30, 2017 and December 31, 2016, there were $27.2 million and $25.4 million of cash held on deposit, respectively, as a compensating balance for certain short-term borrowings, which is recorded in other current assets on the Condensed Consolidated Balance Sheet.

(3)	Of the total available lines of credit, $853.3 million were committed as of September 30, 2017.

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Second Amended and Restated Syndicated Credit Facility (“Amended Credit Facility”) contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Amended Credit Facility). We were in compliance with the above financial covenants and limitations at September 30, 2017.
Recent Activity
In July 2017, we paid the full $250.0 million principal balance of the Term Loan A facility due in July 2017, upon its maturity.

On July 1, 2017, we executed an amendment to the Amended Credit Facility in order to close on the sale of Diversey.  The amendment primarily allowed us to take steps necessary for the legal separation of the Diversey business and release the loan security effective with the sale closing.  These changes do not impact the Condensed Consolidated Financial Statements as of September 30, 2017. Subsequent to the execution of the amendment, we prepaid the Brazilian tranche of our Term Loan A facility due in July 2019 in the amount of $96.3 million in connection with the anticipated Diversey transaction. An additional $755.2 million of this facility was prepaid in conjunction with the Diversey closing. As of September 30, 2017, the remaining balance of this facility was $222.2 million and no further amortization payments will be required before the maturity of the facility.

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
Net unrealized after-tax gains/losses related to these contracts that were included in other comprehensive income were $0.9 million loss and $5.7 million loss for the three and nine months ended September 30, 2017, respectively, and $1.3 million gain and $0.8 million loss for the three and nine months ended September 30, 2016. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $0.4 million of net unrealized derivative losses included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next twelve months.

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
Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At September 30, 2017 and December 31, 2016, we had no outstanding interest rate swaps.
Interest Rate and Currency Swaps
In 2014, in connection with exercising the $100.0 million delayed draw under the senior secured credit facility, we entered into a series of interest rate and currency swaps in a notional amount of $100.0 million.  On September 30, 2016, the first $20.0 million swap contract matured and was settled. As a result of the settlement, the Company received $4.9 million. For the nine months ended September 30, 2017, settlement payments were made for $2.5 million. In July 2017, we prepaid the Brazilian tranche of our Term Loan A facility due in July 2019 in the amount of $96.3 million in connection with the anticipated Diversey transaction. In anticipation of this loan prepayment, we terminated all the swaps used to convert the related U.S. dollar-denominated variable rate obligation into a fixed Brazilian real-denominated obligation. The related activity has been classified as net earnings from discontinued operations, net of tax on the Condensed Consolidated Statement of Operations.
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
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the fair value of the debt was $21.5 million ($13.3 million net of taxes) as of September 30, 2017 and is reflected in long-term debt on our Condensed Consolidated Balance Sheet.
In March 2015, we entered into a series of cross-currency swaps with a combined notional amount of $425.0 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates. As a result of the sale of Diversey, we terminated these cross-currency swaps in September 2017 and will pay the settlement in October 2017. The fair value of the swaps on the date of termination was a liability of $61.9 million which was partially offset by semi-annual interest settlements of $17.7 million. This resulted in a net impact of $(44.2) million which is recorded in AOCI.
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
The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow		Net Investment Hedge		Non-Designated		Total
(In millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivative Assets
Foreign currency forward contracts(2)	$0.2	$4.9	$—	$—	$3.4	$11.4	$3.6	$16.3
Interest rate currency swaps(2)	—	23.9	—	—	—	—	—	23.9
Total Derivative Assets	$0.2	$28.8	$—	$—	$3.4	$11.4	$3.6	$40.2

Derivative Liabilities
Foreign currency forward contracts(2)	$(3.0)	$(0.1)	$—	$—	$(11.3)	$(11.5)	$(14.3)	$(11.6)
Cross-currency swaps	—	—	—	(5.3)	—	—	—	(5.3)
Total Derivative Liabilities(1)	$(3.0)	$(0.1)	$—	$(5.3)	$(11.3)	$(11.5)	$(14.3)	$(16.9)
Net Derivatives(3)	$(2.8)	$28.7	$—	$(5.3)	$(7.9)	$(0.1)	$(10.7)	$23.3

(1)	Excludes €400.0 million of euro-denominated debt ($467.9 million equivalent at September 30, 2017 and $416.7 million equivalent at December 31, 2016), designated as a net investment hedge.

(2)
Amounts related to Diversey have been classified as held for sale on the Condensed Consolidated Balance Sheet as of December 31, 2016, $(1.4) million related to foreign currency forward contracts were reclassified to liabilities held for sale and $23.9 million related to interest rate and currency swaps were reclassified to assets held for sale. These financial instruments have been classified as Level 2 Inputs. Refer to Note 12 “Fair Value Measurements and Other Financial Instruments” for discussion of the inputs and valuation techniques used.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities		Other Non-current Assets		Other Non-current Liabilities
(In millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Gross position	$3.5	$22.6	$(14.2)	$(11.6)	$—	$17.6	$—	$(5.3)
Reclassified to held for sale(1)	—	(7.3)	—	2.3	—	(17.6)	—	—
Impact of master netting agreements	(0.1)	(0.2)	0.1	0.2	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheet	$3.4	$15.1	$(14.1)	$(9.1)	$—	$—	$—	$(5.3)

(1)	Amounts related to Diversey have been classified as held for sale on the Condensed Consolidated Balance Sheet as of December 31, 2016.

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts(1)(4)	$(0.1)	$(1.1)	$1.8	$(0.9)
Interest rate and currency swaps(2)(4)	(2.3)	(0.4)	(3.4)	(24.6)
Treasury locks(3)	—	—	0.1	0.1
Sub-total cash flow hedges	(2.4)	(1.5)	(1.5)	(25.4)
Fair Value Hedges:
Interest rate swaps	0.2	0.2	0.4	0.4
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(4)	(13.9)	(6.0)	(8.3)	(24.7)
Total	$(16.1)	$(7.3)	$(9.4)	$(49.7)

(1)	Amounts recognized on the foreign currency forward contracts were included in cost of sales during the three and nine months ended September 30, 2017 and 2016.

(2)
Amounts recognized on the interest rate and currency swaps for the three months ended September 30, 2017 and 2016, included a $2.0 million loss and a $1.2 million gain, respectively, which is included in other (expense) income, net and interest (expense) income of $(0.4) million and $(1.5) million, respectively, related to the hedge of the interest payments. Amounts recognized on the interest rate and currency swaps for the nine months ended September 30, 2017 and 2016, included a $1.0 million loss and a $20.5 million loss, respectively, which is included in other (expense) income, net and interest (expense) income of $(2.5) million and $(4.0) million, respectively, related to the hedge of the interest payments.

(3)	Amounts recognized on the treasury locks were included in interest expense which is related to amortization of terminated interest rate swaps.

(4)
Amounts related to Diversey have been reclassified to earnings from discontinued operations before income tax provision on the Condensed Consolidated Statement of Operations. For the three months ended September 30, 2017 and 2016 there was $0.1 million and $3.5 million reclassified, respectively. For the nine months ended September 30, 2017 and September 30, 2016 there was $3.7 million and $(17.8) million reclassified, respectively.

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

The following table details the fair value hierarchy of our financial instruments:

	September 30, 2017
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$771.4	$771.4	$—	$—
Compensating balance deposits	$27.2	$27.2	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts and options	$(10.7)	$—	$(10.7)	$—

	December 31, 2016
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$71.3	$71.3	$—	$—
Compensating balance deposits	$52.9	$52.9	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts	$4.7	$—	$4.7	$—
Interest rate and currency swaps	$23.9	$—	$23.9	$—
Cross-currency swaps	$(5.3)	$—	$(5.3)	$—

Cash Equivalents
Our cash equivalents at September 30, 2017 and December 31, 2016 consisted of bank time deposits (Level 1). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates. The amount of cash equivalents increased during the third quarter of 2017, primarily as a result of the cash proceeds received from the sale of Diversey.
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
The table below shows the carrying amounts and estimated fair values of our total debt:

	September 30, 2017		December 31, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A Facility due July 2017	$—	$—	$249.9	$249.9
Term Loan A Facility due July 2019(1)	222.2	222.2	1,067.8	1,067.8
6.50% Senior Notes due December 2020	423.4	473.1	423.1	477.3
4.875% Senior Notes due December 2022	420.2	452.1	419.6	437.6
5.25% Senior Notes due April 2023	420.2	456.9	419.7	441.1
4.50% Senior Notes due September 2023(1)	467.9	534.2	416.7	453.4
5.125% Senior Notes due December 2024	420.6	456.3	420.2	437.3
5.50% Senior Notes due September 2025	396.6	438.6	396.4	418.8
6.875% Senior Notes due July 2033	445.4	525.7	445.3	462.7
Other foreign loans(1)	44.2	44.8	78.9	79.2
Other domestic loans	44.7	44.7	21.4	21.3
Total debt	$3,305.4	$3,648.6	$4,359.0	$4,546.4
Less amounts included as liabilities held for sale	—	—	216.4	216.4
Total debt from continuing operations	$3,305.4	$3,648.6	$4,142.6	$4,330.0

(1)	Includes borrowings denominated in currencies other than U.S. dollars.

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

Note 13 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
The following table shows the components of our net periodic benefit cost (income) for our defined benefit pension plans for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost or (income):
Service cost	$—	$2.1	$2.1	$0.2	$2.4	$2.6
Interest cost	1.6	5.8	7.4	2.0	6.4	8.4
Expected return on plan assets	(2.4)	(10.6)	(13.0)	(2.5)	(9.1)	(11.6)
Amortization of net prior service cost	—	(0.1)	(0.1)	—	0.1	0.1
Amortization of net actuarial loss	0.2	2.6	2.8	0.7	2.3	3.0
Net periodic benefit (income) cost	(0.6)	(0.2)	(0.8)	0.4	2.1	2.5
Cost of settlement/curtailment	0.4	0.9	1.3	—	0.3	0.3
Total benefit (income) cost	$(0.2)	$0.7	$0.5	$0.4	$2.4	$2.8

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost (income):
Service cost	$0.1	$6.0	$6.1	$0.4	$7.4	$7.8
Interest cost	5.1	16.4	21.5	5.8	19.3	25.1
Expected return on plan assets	(7.3)	(30.9)	(38.2)	(7.5)	(27.2)	(34.7)
Amortization of net prior service cost	—	(0.2)	(0.2)	—	0.2	0.2
Amortization of net actuarial loss	0.6	7.8	8.4	1.7	6.7	8.4
Net periodic benefit (income) cost	(1.5)	(0.9)	(2.4)	0.4	6.4	6.8
Cost of settlement/curtailment	1.2	1.4	2.6	—	0.1	0.1
Total benefit (income) cost	$(0.3)	$0.5	$0.2	$0.4	$6.5	$6.9

The following table shows the components of our net periodic benefit cost for our other employee benefit plans for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Components of net periodic benefit cost or (income):
Service costs	$—	$0.1	$0.1	$0.2
Interest cost	0.4	0.5	1.3	1.4
Amortization of net prior service cost	(0.3)	(0.5)	(1.1)	(1.2)
Amortization of net actuarial loss	—	—	(0.1)	—
Net periodic benefit cost	0.1	0.1	0.2	0.4
Income of settlement/curtailment	(13.5)	—	(13.5)	—
Total benefit (income) cost	$(13.4)	$0.1	$(13.3)	$0.4

The net periodic costs disclosed in the tables above include the plans of Diversey which are included in assets and liabilities held for sale on the Condensed Consolidated Balance Sheet. The amounts of the costs disclosed above charged to discontinued operations approximately were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Defined benefit pension plans	$(0.1)	$1.2	$(0.5)	$3.6
Other employee benefit plans	0.1	0.1	0.1	0.1
Total expense (income) included in discontinued operations	$—	$1.3	$(0.4)	$3.7

The weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost as of December 31, 2016 was 6.7% for U.S. plans and 4.5% for our international plans. After the sale of Diversey in the third quarter of 2017 and transfer of certain related pension plans, the updated weighted average expected long-term rate of return on plan assets used to determine the net periodic benefit cost is 6.7% for U.S. plans and 5.0% for our international plans.

Note 14 Income Taxes
Effective Income Tax Rate and Income Tax Provision

For interim tax reporting, we estimate one single effective tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
Our effective income tax rate for the three months ended September 30, 2017 was 41.2% and for the nine months ended September 30, 2017 was 86.2%. Our year to date effective income tax rate is higher than our calculated interim rate primarily as a result of planned distributions of earnings which had previously been determined to be indefinitely reinvested in operations outside the United States. Our change in assertion for these investments is related to distributions in anticipation of the sale of Diversey.
Our effective income tax rate for the three months ended September 30, 2016 was 45.9% and for the nine months ended September 30, 2016 was 46.9%. The effective tax rate for the nine months ended September 30, 2016 was higher than our calculated interim rate because of an increase in valuation allowance against foreign tax credits which the Company expected to expire before utilization.

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
During the three and nine months ended September 30, 2017, we repurchased 1,661,782 and 5,198,090 shares, for approximately $72.4 million and $227.7 million, respectively. During the three and nine months ended September 30, 2016, we repurchased 3,545,828 and 4,680,313 shares, for approximately $165.0 million and $217.0 million, respectively. These repurchases were made under privately negotiated or open market transactions in accordance with Rule 10b5-1 of the Securities Act of 1933, as amended, and pursuant to the share repurchase program previously approved by our Board of Directors.
In May 2017, the Company entered into an accelerated share repurchase agreement with a third-party financial institution to repurchase up to $150.0 million of the Company’s common stock. At the conclusion of the program in August, the Company had received a total of 2,914,955 shares and the notional program size was reduced to $129.6 million.  Over the life of the transaction, shares were repurchased at an average price of $44.47 per share.

In September 2017, the Company entered into an accelerated share repurchase agreement with a third-party financial institution to repurchase $400.0 million of the Company’s common stock. Through September 30, 2017, the Company had received a total of 7,368,179 shares under this agreement.
Dividends

On July 7, 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per common share, or $30.3 million, which was paid on September 15, 2017, to stockholders of record at the close of business day September 1, 2017.
The dividends paid in the nine months ended September 30, 2017 were recorded as a reduction to cash and cash equivalents and retained earnings on our Condensed Consolidated Balance Sheets. Our credit facility and our notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Statement of Operations. There is no guarantee that our Board of Directors will declare any further dividends.
Share-based Incentive Compensation
We record share-based incentive compensation expense in selling, general and administrative expenses and cost of sales on our Condensed Consolidated Statements of Operations with a corresponding credit to additional paid-in capital within stockholders’ equity based on the fair value of the share-based incentive compensation awards at the date of grant. We recognize an expense or credit reflecting the straight-line recognition, net of estimated forfeitures, of the expected cost of the program. For the various Performance Share Unit ("PSU") awards programs described below, the cumulative amount accrued to date is adjusted up or down to the extent the expected performance against the targets has improved or worsened.
The table below shows our total share-based incentive compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Total share-based incentive compensation expense (1)(2)	$16.6	$16.1	$41.9	$48.1

(1)
The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock or the expense or income related to SARs and certain cash-based awards, however, the amounts include the expense related to share based awards that are settled in cash.

(2)
Of the consolidated share-based incentive compensation expense, $4.0 million and $10.2 million for the three and nine months ended September 30, 2017 respectively, and $3.4 million and $9.2 million for the three and nine months ended September 30, 2016, respectively, were allocated to net earnings from discontinued operations, net of tax on the Condensed Consolidated Statement of Operations.

During the three months ended September 30, 2017, the vesting conditions of select equity awards were amended which required the Company account for these changes under modification accounting. Expense incurred related to the modification accounting during the three months ended September 30, 2017 was approximately $2.1 million. This expense is included in net earnings from discontinued operations, net of tax on the Condensed Consolidated Statement of Operations.
Chief Operating Officer (COO) and Chief Executive Officer-Designate 2017New Hire Equity Awards
On September 5, 2017, the Board elected Edward L. Doheny II, Chief Operating Officer and CEO-Designate and elected him as a Director of the Company effective September 18, 2017. As Chief Operating Officer and CEO-Designate, Mr. Doheny will work on transitioning with Jerome Peribere until December 31, 2017 and will then assume the Chief Executive Officer role effective January 1, 2018. Additionally, on September 5, 2017, the Company entered into an offer letter agreement, effective September 18, 2017, with Mr. Doheny. The Letter Agreement provides that Mr. Doheny will be granted on his start date two new-hire equity awards, one that is time-vesting and the other that is performance-vesting (the “New Hire Awards”).
The time-vesting New Hire Award, for 30,000 shares, requires Mr. Doheny to remain in service with the Company through December 31, 2020. The grant date fair value for this award was $42.89 per share.

The performance-vesting New Hire Award, for 70,000 shares, in addition to the time-vesting requirement noted above, requires that either (i) the Company’s cumulative total stockholder return for 2018-2020 be in the top 33% of its peers (using the same peers and methodology under the Company’s performance stock unit (PSU) awards) and the Company’s stock price as of December 31, 2020 equals at least $60.00 per share, or (ii) the Company’s stock price as of December 31, 2020 equals at least $75.00 per share. The Letter Agreement provides that the stock price as of December 31, 2020 for this purpose will be determined using a 30-day arithmetic mean of closing prices. Since the award includes a market condition, compensation expense will be recognized regardless of whether the market condition is satisfied provided that the requisite service has been provided.
The grant date fair value for this award was determined using a Monte Carlo Simulation model that incorporates predictive modeling techniques using Geometric Brownian Motion and Crystal Ball’s random number generation. Other assumptions include the expected volatility of all companies included in the total shareholder return, valuation modeling of vesting payoff determination featuring both performance goals as noted above, the historical share price returns analysis of all companies included in the total shareholder return and assumes dividends are reinvested. The expected volatility was based on the historical volatility of peer companies for a period of time that approximates the duration between the beginning and the end of the performance period. The risk-free interest rate is based on the Zero-Coupon Treasury STRIP yield curve matching the term from the valuation date to the end of the performance period Compensation expense for the performance-vesting Inducement Award is a fixed amount determined at the grant date fair value and is recognized 100% from the time of the award to the end of the performance period regardless of whether shares are awarded at the end of the award performance period.
The assumptions used to calculate the grant date fair value of the performance-vesting New Hire Award are shown in the following table:

2017 Performance-vesting New Hire Award
Fair value on grant date	$10.63
Expected price volatility	25.0%
Risk-free interest rate	1.6%

The awards are described in further detail in Mr. Doheny’s Offer Letter filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2017.
PSU Awards
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

(1)
Certain grants of the 2017 Three-year PSU awards were modified during the second quarter of 2017. The impact to our total share-based incentive compensation expense and Condensed Consolidated Statement of Operations is not material.

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

Note 17 Accumulated Other Comprehensive Income (Loss)

The following table provides details of comprehensive income (loss) for the nine months ended September 30, 2017 and 2016:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Gains (Losses) on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Income (Loss), Net of Taxes
Balance at December 31, 2015	$(266.0)	$(564.0)	$1.7	$8.3	$(820.0)
Other comprehensive income (loss) before reclassifications	(3.6)	19.4	(15.4)	(19.4)	(19.0)
Less: amounts reclassified from accumulated other comprehensive income (loss)	9.2	(46.0)	—	16.9	(19.9)
Net current period other comprehensive income (loss)	5.6	(26.6)	(15.4)	(2.5)	(38.9)
Balance at September 30, 2016(1)	$(260.4)	$(590.6)	$(13.7)	$5.8	$(858.9)

Balance at December 31, 2016	$(276.7)	$(701.9)	$21.0	$8.5	$(949.1)
Other comprehensive income (loss) before reclassifications(2)	175.0	5.5	(64.0)	(8.7)	107.8
Less: amounts reclassified from accumulated other comprehensive income (loss)	4.9	—	—	0.5	5.4
Net current period other comprehensive income (loss)	179.9	5.5	(64.0)	(8.2)	113.2
Balance at September 30, 2017(1)	$(96.8)	$(696.4)	$(43.0)	$0.3	$(835.9)

(1)
The ending balance in AOCI includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $(52.2) million as of September 30, 2017 and $(31.4) million as of September 30, 2016.

(2)
Other comprehensive income (loss) before reclassifications for the nine months ended September 30, 2017, included amounts which were written off as part of the sale of Diversey. Included in these amounts were $173.4 million of unrecognized pension items and $454.7 million of cumulative translation adjustments.

The following table provides detail of amounts reclassified from accumulated other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017(1)	2016(1)	2017(1)	2016(1)	Location of Amount Reclassified from AOCI
Defined benefit pension plans and other post-employment benefits:
Prior service costs	$0.4	$0.4	$1.3	$1.0	(2)
Actuarial losses	(2.8)	(3.0)	(8.3)	(8.4)	(2)
Total pre-tax amount	(2.4)	(2.6)	(7.0)	(7.4)
Tax (expense) benefit	1.0	(3.0)	2.1	(1.8)
Net of tax	(1.4)	(5.6)	(4.9)	(9.2)
Reclassification from cumulative translation adjustment:
Charges related to Venezuelan subsidiaries	—	—	—	46.0	(5)
Net gains (losses) on cash flow hedging derivatives:
Foreign currency forward contracts	(0.1)	(1.1)	1.8	(0.9)	(3)(4) Other income (expense), net
Interest rate and currency swaps	(2.1)	(0.2)	(3.0)	(24.2)	(3)(4)
Treasury locks	—	—	0.1	0.1	(3) Interest expense
Total pre-tax amount	(2.2)	(1.3)	(1.1)	(25.0)
Tax (expense) benefit	0.8	0.3	0.6	8.1
Net of tax	(1.4)	(1.0)	(0.5)	(16.9)
Total reclassifications for the period	$(2.8)	$(6.6)	$(5.4)	$19.9

(1)	Amounts in parenthesis indicate changes to earnings (loss).

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

(4)	In 2016 and 2017, amounts related to the interest rate and currency swaps will be reclassified to earnings from discontinued operations before income tax provision.

(5)
Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country.  Refer to the Note 1 "Organization and Basis of Presentation," of the Condensed Consolidated Financial Statement for further details.

Note 18 Other (Expense) Income, net
The following table provides details of other (expense) income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Interest and dividend income	$4.9	$1.7	$10.3	$5.3
Net foreign exchange transaction (losses) gains	(0.3)	0.9	(7.8)	5.7
Bank fee expense	(1.4)	(1.2)	(4.6)	(3.9)
Net (loss) gain on disposals of business and property and equipment	(0.9)	0.2	1.3	(2.9)
Other, net	(2.3)	(1.2)	(5.4)	(2.8)
Other (expense) income, net	$—	$0.4	$(6.2)	$1.4

Note 19 Net Earnings Per Common Share
The following table shows the calculation of basic and diluted net earnings per common share under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Basic Net Earnings Per Common Share:
Numerator
Net earnings available to common stockholders	$787.4	$163.3	$848.4	$315.3
Distributed and allocated undistributed net loss to non-vested restricted stockholders	(5.0)	(1.2)	(5.3)	(2.2)
Distributed and allocated undistributed net earnings to common stockholders	782.4	162.1	843.1	313.1
Distributed net (loss) earnings - dividends paid to common stockholders	(30.1)	(31.3)	(91.5)	(88.0)
Allocation of undistributed net earnings to common stockholders	$752.3	$130.8	$751.6	$225.1
Denominator
Weighted average number of common shares outstanding - basic	186.9	194.1	190.9	195.0
Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.16	$0.16	$0.48	$0.45
Allocated undistributed net earnings to common stockholders	4.03	0.68	3.94	1.15
Basic net earnings per common share(1)	$4.19	$0.84	$4.42	$1.60
Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$782.4	$162.1	$843.1	$313.1
Add: Allocated undistributed net earnings to unvested restricted stockholders	4.8	1.1	4.8	1.7
Less: Undistributed net earnings (loss) reallocated to non-vested restricted stockholders	(4.8)	(1.1)	(4.8)	(1.7)
Net earnings available to common stockholders - diluted	$782.4	$162.1	$843.1	$313.1
Denominator
Weighted average number of common shares outstanding - basic	186.9	194.1	190.9	195.0
Effect of contingently issuable shares	0.7	1.0	0.7	0.9
Effect of unvested restricted stock units	0.7	0.9	0.7	0.9
Weighted average number of common shares outstanding - diluted under two-class	188.3	196.0	192.3	196.8
Effect of unvested restricted stock - participating security	0.6	0.7	0.6	0.7
Weighted average number of common shares outstanding - diluted under treasury stock	188.9	196.7	192.9	197.5
Diluted net earnings per common share(1)	$4.15	$0.83	$4.37	$1.59

(1)
For the nine months ended September 30, 2017, there was a revision to net earnings from discontinued operations, net of tax, on the Condensed Consolidated Statement of Operations related to depreciation and amortization on Diversey assets held for sale.  Refer to the Condensed Consolidated Statement of Operations for further details.

Note 20 Subsequent Events

On September 11, 2017, the Company announced that its Product Care Division acquired Fagerdala Singapore Pte Ltd., a manufacturer and fabricator of polyethylene foam. Sealed Air will acquire 100 percent of Fagerdala shares for approximately $100 million in cash. The sale closed October 2, 2017.

On October 5, 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per common share. The dividend is payable on December 15, 2017 to stockholders of record at the close of business on December 1, 2017.
On October 6, 2017, the Company was notified by the Mexican Tax Authorities that certain items on a 2010 tax return filing are considered to be nondeductible. We are currently evaluating the merits of our filing position and the extent to which a liability, if any, should be established therewith.

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

Recent Events and Trends

On September 7, 2017, Jerome A. Peribere, Chief Executive Officer and President, advised the Company’s Board of Directors of his intent to retire at the end of December 2017. As part of this planned succession, the Board simultaneously elected Edward L. Doheny II, Chief Operating Officer and CEO-Designate, and elected him as a Director of the Company effective as of September 18, 2017. As COO of the Company, Mr. Doheny will have responsibility for the operating businesses and Supply Chain network and will report to Mr. Peribere. In addition, Mr. Doheny will work on transitioning with Mr. Peribere until December 31, 2017, and will then assume the role of CEO and President, effective January 1, 2018.

On October 18, 2017, Carol P. Lowe resigned from her position as Senior Vice President and Chief Financial Officer,
effective October 31, 2017. On October 20, 2017, the Company announced the appointment of William G. Stiehl, the Company’s Chief Accounting Officer and Controller, to the additional office of Acting Chief Financial Officer, which was effective as of the close of business on October 31, 2017.

On September 11, 2017, the Company announced that its Product Care Division acquired Fagerdala Singapore Pte Ltd., a manufacturer and fabricator of polyethylene foam for approximately $100 million in cash. The sale closed October 2, 2017. Refer to Note 20, “Subsequent Events,” of the Notes to the Condensed Consolidated Financial Statements for additional information on the acquisition.
Sale of Diversey
On March 25, 2017, we entered into a definitive agreement to sell our Diversey Care division and the food hygiene and cleaning business within our Food Care division for gross proceeds of USD equivalent of $3.2 billion, subject to customary closing conditions. The transaction was completed on September 6, 2017. We recorded a net gain on the sale of Diversey of $699.3 million, net of taxes. We intend to use the cash generated from this transaction to repay debt and maintain our credit profile, repurchase shares to minimize earnings dilution, and fund core growth initiatives, including potential complementary acquisitions to our Food Care and Product Care divisions. Refer to Note 3, “Discontinued Operations,” of the Notes to the Condensed Consolidated Financial Statements for additional information on the sale.

Highlights of Financial Performance
Below are the highlights of our financial performance for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		%	Nine months ended September 30,		%
(In millions, except per share amounts)	2017	2016	Change	2017	2016	Change
Net sales	$1,131.3	$1,065.1	6.2%	$3,233.8	$3,109.9	4.0%
Gross profit	$362.1	$356.7	1.5%	1,042.8	$1,041.9	0.1%
As a % of net sales	32.0%	33.5%		32.2%	33.5%
Operating profit	$160.1	$167.1	(4.2)%	$434.2	$463.4	(6.3)%
As a % of net sales	14.2%	15.7%		13.4%	14.9%
Net earnings from continuing operations	$62.4	$63.8	(2.2)%	$37.8	$141.1	(73.2)%
Gain on sale of discontinued operations, net of tax	699.3	—	100.0%	699.3	—	100.0%
Net earnings from discontinued operations, net of tax	25.7	99.5	(74.2)%	111.3	174.2	(36.1)%
Net earnings available to common stockholders	$787.4	$163.3	382.2%	$848.4	$315.3	169.1%
Basic:
Continuing operations	$0.33	$0.33	—%	$0.20	$0.71	(71.8)%
Discontinued operations	3.86	0.51	655.9%	4.22	0.89	373.8%
Net earnings per common share-basic	$4.19	$0.84	398.8%	$4.42	$1.60	176.3%
Diluted:
Continuing operations	$0.33	$0.32	3.1%	$0.19	$0.71	(73.2)%
Discontinued operations	3.82	0.51	648.1%	4.18	0.88	375.5%
Net earnings per common share-diluted	$4.15	$0.83	400.0%	$4.37	$1.59	174.8%
Weighted average numbers of common shares outstanding:
Basic	186.9	194.1		190.9	195.0
Diluted	188.9	196.7		192.9	197.5
Non-U.S. GAAP Adjusted EBITDA from continuing operations(1)	$216.8	$212.9	1.8%	$595.0	$592.8	0.4%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$0.46	$0.41	12.2%	$1.24	$1.19	4.2%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(In millions, except per share data)	Net Earnings	EPS	Net Earnings	EPS	Net Earnings	EPS	Net Earnings	EPS
U.S. GAAP net earnings and EPS available to common stockholders from continuing operations(1)	$62.4	$0.33	$63.8	$0.32	$37.8	$0.19	$141.1	$0.71
Special items(2)	24.2	0.13	17.0	0.09	201.7	1.05	95.6	0.48
Non-U.S. GAAP adjusted net earnings and adjusted EPS available to common stockholders from continuing operations	$86.6	$0.46	$80.8	$0.41	$239.5	$1.24	$236.7	$1.19
Weighted average number of common shares outstanding - Diluted		188.9		196.7		192.9		197.5

(1)	Net earnings per common share are calculated under the two-class method.

(2)	Special items include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2017	2016	2017	2016(1)
Special Items:
Restructuring and other charges	$(6.2)	$(1.3)	$(9.2)	$(1.1)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(2.9)	(5.2)	(12.7)	(13.2)
SARs	—	0.3	—	(0.7)
Foreign currency exchange loss related to Venezuelan subsidiaries	—	—	—	(1.6)
Charges related to ceasing operations in Venezuela	—	—	—	(47.3)
Gain (loss) on sale of North American foam trays and absorbent pads business and European food trays business	0.2	—	2.3	(1.6)
(Loss) gain related to the sale of other businesses, investments and property, plant and equipment	(6.9)	2.1	(7.1)	—
Charges related to the sale of Diversey	(13.7)	—	(47.6)	—
Settlement/curtailment benefits related to retained Diversey retirement plans	13.5	—	13.5	—
Other special items(2)	(2.9)	(3.5)	(0.2)	(3.2)
Pre-tax impact of special items	$(18.9)	$(7.6)	$(61.0)	$(68.7)
Tax impact of special items and tax special items(3)	(5.3)	(9.4)	(140.7)	(26.9)
Net impact of special items	$(24.2)	$(17.0)	$(201.7)	$(95.6)
Weighted average number of common shares outstanding - Diluted	188.9	196.7	192.9	197.5
Earnings per share impact from special items	$(0.13)	$(0.09)	$(1.05)	$(0.48)

(1)
Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country.  Refer to Note 1, "Organization and Basis of Presentation," of the Condensed Consolidated Financial Statements for further details.

(2)
For the three and nine months ended September 30, 2017, other special items primarily included transaction fees related to various divestitures and acquisitions. Other special items for the three and nine months ended September 30, 2016 primarily included a reduction in a non-income tax reserve following the completion of a governmental audit partially offset by legal fees associated with restructuring and acquisitions.

(3)	Refer to Note 1 to the table below for a description of Special Items related to tax.

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
U.S. GAAP Earnings before income tax provision from continuing operations	$106.1	$117.9	$274.3	$265.8
Pre-tax impact of special items	(18.9)	(7.6)	(61.0)	(68.7)
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$125.0	$125.5	$335.3	$334.5

U.S. GAAP Income tax provision from continuing operations	$43.7	$54.1	$236.5	$124.7
Tax Special Items(1)	(0.4)	(5.6)	(150.3)	(26.8)
Tax impact of special items	(4.9)	(3.8)	9.6	(0.1)
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$38.4	$44.7	$95.8	$97.8

U.S. GAAP Effective income tax rate	41.2%	45.9%	86.2%	46.9%
Non-U.S. GAAP Adjusted income tax rate	30.7%	35.6%	28.6%	29.2%

(1)
For the nine months ended September 30, 2017, the special tax items included $145 million of tax expense recorded in accordance with the sale of Diversey. Refer to Note 14, “Income Taxes,” of the Notes to the Condensed Consolidated Financial Statements for additional information.

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
The following table presents the approximate favorable or (unfavorable) impact foreign currency translation had on some of our Condensed Consolidated Financial Results from continuing operations:

(In millions)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net sales	$13.3	$5.2
Cost of sales	(9.0)	(5.7)
Selling, general and administrative expenses	(2.2)	(1.2)
Net earnings	(0.9)	(3.7)
Adjusted EBITDA	3.0	(0.4)

Net Sales by Geographic Region

The following tables present the components of the change in net sales by geographic region for the three and nine months ended September 30, 2017 compared with 2016.  We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

	Three Months Ended September 30,
(In millions)	North America		EMEA(2)		Latin America		APAC(3)		Total
2016 net sales	$581.4	54.6%	$232.3	21.8%	$98.8	9.3%	$152.6	14.3%	$1,065.1
Volume-Units	38.6	6.6%	6.6	2.8%	3.2	3.2%	6.6	4.3%	55	5.2%
Price/mix(1)	1.8	0.3%	(1.3)	(0.6)%	(0.9)	(0.9)%	(1.6)	(1.0)%	(2.0)	(0.2)%
Total constant dollar change (Non-U.S.GAAP)	40.4	6.9%	5.3	2.2%	2.3	2.3%	5.0	3.3%	53.0	5.0%
Foreign currency translation	1.4	0.2%	10.2	4.4%	0.4	0.4%	1.2	0.8%	13.2	1.2%
Total change (U.S. GAAP)	41.8	7.2%	15.5	6.7%	2.7	2.7%	6.2	4.1%	66.2	6.2%

2017 net sales	$623.2	55.1%	$247.8	21.9%	$101.5	9.0%	$158.8	14.0%	$1,131.3

	Nine months ended September 30,
(In millions)	North America		EMEA(2)		Latin America		APAC(3)		Total
2016 net sales	$1,657.8	53.3%	$716.5	23.0%	$289.1	9.3%	$446.5	14.4%	$3,109.9
Volume-Units	127.7	7.7%	1.1	0.2%	(1.4)	(0.5)%	6.6	1.4%	134.0	4.4%
Price/mix(1)	(8.7)	(0.5)%	(7.4)	(1.0)%	4.4	1.5%	(3.7)	(0.8)%	(15.4)	(0.5)%
Total constant dollar change (Non-U.S.GAAP)	119.0	7.2%	(6.3)	(0.8)%	3.0	1.0%	2.9	0.6%	118.6	3.9%
Foreign currency translation	1.1	—%	(3.5)	(0.6)%	2.1	0.7%	5.6	1.3%	5.3	0.1%
Total change (U.S. GAAP)	120.1	7.2%	(9.8)	(1.4)%	5.1	1.7%	8.5	1.9%	123.9	4.0%

2017 net sales	$1,777.9	55.0%	$706.7	21.9%	$294.2	9.1%	$455	14.0%	$3,233.8

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

(3)	APAC = Asia, Australia, New Zealand, Japan and Korea

Net Sales by Segment
The following tables present the components of change in net sales by our segment reporting structure for the three and nine months ended September 30, 2017 compared with 2016. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

	Three Months Ended September 30,
(In millions)	Food Care		Product Care		Total Company
2016 Net Sales	$676.2	63.5%	$388.9	36.5%	$1,065.1
Volume - Units	31.1	4.6%	23.9	6.1%	55.0	5.2%
Price/mix(1)	(1.1)	(0.2)%	(0.9)	(0.2)%	(2.0)	(0.2)%
Total constant dollar change (Non-U.S. GAAP)	30.0	4.4%	23.0	5.9%	53.0	5.0%
Foreign currency translation	9.8	1.5%	3.4	0.9%	13.2	1.2%
Total change (U.S. GAAP)	39.8	5.9%	26.4	6.8%	66.2	6.2%

2017 Net Sales	$716.0	63.3%	$415.3	36.7%	$1,131.3

	Nine months ended September 30,
(In millions)	Food Care		Product Care		Total Company
2016 Net Sales	$1,979.2	63.6%	$1,130.7	36.4%	$3,109.9
Volume - Units	68.8	3.5%	65.2	5.8%	134.0	4.4%
Price/mix(1)	(7.7)	(0.4)%	(7.7)	(0.7)%	(15.4)	(0.5)%
Total constant dollar change (Non-U.S. GAAP)	61.1	3.1%	57.5	5.1%	118.6	3.9%
Foreign currency translation	10.8	0.5%	(5.5)	(0.5)%	5.3	0.1%
Total change (U.S. GAAP)	$71.9	3.6%	$52.0	4.6%	$123.9	4.0%

2017 Net Sales	$2,051.1	63.4%	$1,182.7	36.6%	$3,233.8

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

Food Care
Three Months Ended September 30, 2017 Compared With the Same Period of 2016
As reported, net sales increased $40 million, or 6% in 2017 compared with 2016, of which $31 million was due to increase in volume output. On a constant dollar basis, net sales increased $30 million, or 4%, in 2017 compared with 2016 primarily due to the following:

•	higher unit volumes of $33 million, primarily reflecting an increase in North America on strong demand of protein packaging and an increases in Latin America.
This was partially offset by:

•	lower unit volumes of $2 million in APAC which was negatively impacted by further deterioration in the dairy market; and

•	unfavorable price/mix of $1 million.

Nine Months Ended September 30, 2017 Compared With the Same Period of 2016
As reported, net sales increased $72 million, or 4%, in 2017 compared to 2016. On a constant dollar basis, net sales increased $61 million, or 3%, in 2017 compared with 2016 primarily due to the following:

•	higher unit volumes of $86 million, reflecting an increase in North America on strong demand of protein packaging.
This was partially offset by:

•
lower unit volumes of $17 million primarily due to historically low slaughter rates in Australia, lower unit volumes in Latin America reflecting continued economic uncertainty and social and political instability and lower unit volumes in EMEA; and

•
unfavorable price/mix of $8 million, reflecting a decrease in EMEA and APAC, due primarily to pricing initiatives implemented to offset currency devaluation, and a decrease in North America which were partially offset by favorable price/mix in Latin America.

Product Care
Three Months Ended September 30, 2017 Compared With the Same Period of 2016
As reported, net sales increased $26 million, or 7%, in 2017 as compared to 2016. On a constant dollar basis, net sales increased $23 million, or 6%, in 2017 compared with 2016 primarily due to the following:

•	higher unit volumes of $24 million across all regions, primarily in North America due to ongoing strength in the e-Commerce and third party logistics markets as well as increased volume units in APAC.
This was partially offset by:

•	unfavorable price/mix of $1 million.

Nine Months Ended September 30, 2017 Compared With the Same Period of 2016
As reported, net sales increased $52 million, or 5%, in 2017 as compared to 2016. On a constant dollar basis, net sales increased $58 million, or 5%, in 2017 compared with 2016 primarily due to the following:

•	higher unit volumes of $65 million across all regions, primarily in North America due to ongoing strength in the e-Commerce and third party logistics markets as well as increased volume units in APAC.
This was partially offset by:

•	unfavorable price/mix of $8 million primarily related to the increase of e-Commerce volumes in North America.

Cost of Sales
Cost of sales for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended September 30,		%	Nine months ended September 30,		%
(In millions)	2017	2016	Change	2017	2016	Change
Net sales	$1,131.3	$1,065.1	6.2%	$3,233.8	$3,109.9	4.0%
Cost of sales	769.2	708.4	8.6%	2,191.0	2,068.0	5.9%
As a % of net sales	68.0%	66.5%		67.8%	66.5%

Three Months Ended September 30, 2017 Compared With the Same Period of 2016
As reported, cost of sales increased by $61 million, or 9%, in 2017 as compared to 2016. Cost of sales was impacted by unfavorable foreign currency translation of $9 million. On a constant dollar basis, cost of sales increased $52 million, or 7%, primarily due to higher raw material costs on increased sales volumes and non-material inflation.

Nine Months Ended September 30, 2017 Compared With the Same Period of 2016

As reported, cost of sales increased by $123 million, or 6%, in 2017 as compared to 2016. Cost of sales was impacted by unfavorable foreign currency translation of $6 million. On a constant dollar basis, cost of sales increased $117 million, or 6%, primarily due to higher raw material costs on increased sales volumes and non-material inflation and freight costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (SG&A) for the three and nine months ended September 30, 2017 and 2016 are included in the table below.

	Three months ended September 30,		%	Nine months ended September 30,		%
(In millions)	2017	2016	Change	2017	2016	Change
Selling, general and administrative expenses	$192.7	$184.2	4.6%	$590.2	$566.7	4.1%
As a % of net sales	17.0%	17.3%		18.3%	18.2%

Three Months Ended September 30, 2017 Compared With the Same Period of 2016
As reported, SG&A expenses increased by $9 million, or 5%, in 2017 as compared to 2016. SG&A expenses were impacted by unfavorable foreign currency translation of $2 million. On a constant dollar basis, SG&A expenses increased $7 million, or 4%, primarily related to salary and wage inflation.

Nine Months Ended September 30, 2017 Compared With the Same Period of 2016

As reported, SG&A expenses increased by $24 million, or 4%, in 2017 as compared to 2016. SG&A expenses were impacted by unfavorable foreign currency translation of $1 million. On a constant dollar basis, SG&A expenses increased $23 million, or 4%, primarily related to $34 million related to the sale of Diversey partially offset by cost synergies, lower incentive based compensation and lower spending.

Amortization Expense of Intangible Assets Acquired
Amortization expense of intangible assets acquired for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended September 30,		%	Nine months ended September 30,		%
(In millions)	2017	2016	Change	2017	2016	Change
Amortization expense of intangible assets acquired	$3.1	$4.1	(24.4)%	$9.2	$10.4	(11.5)%
As a % of net sales	0.3%	0.4%		0.3%	0.3%

The decrease in amortization expense of intangibles for the three and nine months ended September 30, 2017 was primarily related to assets which were separated as a result of the sale of Diversey as well as favorable foreign exchange.

Restructuring Activities
See Note 9, “Restructuring and Relocation Activities,” of the Notes to Condensed Consolidated Financial Statements for additional details regarding each of the Company’s restructuring programs discussed below, restructuring plan’s accrual, spending and other activity for the three and nine months ended September 30, 2017.
As reported in our 2016 Form 10-K, our December 2011 Integration and Optimization Program (“IOP”) and the May 2013 Earnings Quality Improvement Program (“EQIP”) are substantially complete.  In the first quarter of 2016, the Board of Directors agreed to consolidate the remaining activities of those programs together with the December 2014 Fusion program to create a single program to be called the “Sealed Air Restructuring Program” or the “Program.”

The combined programs are estimated to generate incremental cost savings of $100 million to $110 million per annum (which includes approximately $50 million related to discontinued operations) by the end of 2019, compared with the savings run rate achieved by the end of 2015, of which approximately $25 million is expected to be achieved in 2017, including approximately $16 million of savings in discontinued operations.
For the three and nine months ended September 30, 2017, the Program generated cost savings of $8 million and $23 million, respectively, (which included $4 million and $16 million in discontinued operations, respectively) primarily in selling, general and administration expenses.
Additionally, the Program is expected to generate one-time cash and benefits of approximately $70 million from the sale of certain assets, state and local incentives in connection with the relocation of the Company’s headquarters and reductions in working capital. Through September 30, 2017, we had generated $30 million in cash related to the sale of our facility located in Racine, Wisconsin, $10 million from other site sales and $9 million from grants and other working capital benefits.
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
Interest expense for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three months ended September 30,		2017 vs. 2016	Nine months ended September 30,		2017 vs. 2016
(In millions)	2017	2016	Change	2017	2016	Change
Interest expense on our various debt instruments:
Term Loan A due July 2017	$0.5	$1.4	$(0.9)	$3.6	$3.9	$(0.3)
Term Loan A due July 2019 (October 2016 prior to refinance)	5.8	5.0	0.8	16.7	14.5	2.2
Revolving credit facility due July 2019 (October 2016 prior to refinance)	0.6	0.6	—	1.8	1.8	—
6.50% Senior Notes due December 2020	7.1	6.9	0.2	21.0	20.9	0.1
4.875% Senior Notes due December 2022	5.4	5.4	—	16.1	16.1	—
5.25% Senior Notes due April 2023	5.8	5.8	—	17.3	17.3	—
4.50% Senior Notes due September 2023	5.5	5.3	0.2	15.5	15.5	—
5.125% Senior Notes due December 2024	5.6	5.6	—	16.7	16.7	—
5.50% Senior Notes due September 2025	5.6	5.5	0.1	16.7	16.7	—
6.875% Senior Notes due July 2033	7.8	7.8	—	23.3	23.3	—
Other interest expense	4.3	3.5	0.8	8.0	11.8	(3.8)
Less: capitalized interest	—	(3.2)	3.2	(3.0)	(7.1)	4.1
Total	$54.0	$49.6	$4.4	$153.7	$151.4	$2.3

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

Ceasing Operations in Venezuela
Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country. Foreign exchange control regulations have affected our Venezuelan subsidiaries ability to obtain inventory and maintain normal production. This resulted in total costs of $47.3 million being incurred in the third quarter of 2016 which included the following (i) a voluntary reduction in headcount including severance and termination benefits for employees of approximately $0.3 million, (ii) depreciation and amortization expense related to fixed assets and intangibles of approximately $0.6 million, (iii) inventory reserves of $0.4 million and (iv) the reclassification of approximately $46.0 million of cumulative translation adjustment into Net income as the Company’s decision to cease operations is similar to a substantially complete liquidation. Refer to Note 1, "Organization and Basis of Presentation," of the Notes to Condensed Consolidated Financial Statement for further details.
Other (Expense) Income, Net
See Note 18, “Other (Expense) Income, net,” of the Notes to Condensed Consolidated Financial Statements for the components and discussion of other (expense) income, net.
Income Taxes
Our effective income tax rate for the three months ended September 30, 2017 was 41.2% and for the nine months ended September 30, 2017 was 86.2%. Our year to date effective income tax rate is higher than our calculated interim rate primarily as a result of planned distributions of earnings which had previously been determined to be indefinitely reinvested in operations outside the United States. Our change in assertion for these investments is related to distributions in anticipation of the sale of Diversey.
Our effective income tax rate for the three months ended September 30, 2016 was 45.9% and for the nine months ended September 30, 2016 was 46.9%. The effective tax rate for the nine months ended September 30, 2016 was higher than our calculated interim rate because of an increase in valuation allowance against foreign tax credits which the Company expected to expire before utilization.
Our effective income tax rate depends upon the realization of our net deferred tax assets. We have deferred tax assets related to accruals not yet deductible for tax purposes, foreign tax credits, state and foreign net operating loss carryforwards and investment tax allowances, employee benefit items, and other items.
The Internal Revenue Service (the “Service”) is currently auditing the 2011-2014 consolidated U.S. federal income tax returns of the Company.  Included in the audit of the 2014 return is the examination by the Service with respect to the Settlement agreement deduction and the related carry-back to tax years 2004-2012. The outcome of the examination may affect the utilization of certain tax attributes and require us to return a portion of the refund.
We have established valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize our deferred tax assets depends in part upon our ability to carry back any losses created by the deduction of these temporary differences, the future income from existing temporary differences, and the ability to generate future taxable income within the respective jurisdictions during the periods in which these temporary differences reverse.  If we are unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Conversely, if we have sufficient future taxable income in jurisdictions where we have valuation allowances, we may be able to reverse those valuation allowances. There was a negligible change in our valuation allowances for the nine months ended September 30, 2017.
Interest and penalties on tax assessments are included in income tax expense.
Net Earnings Available to Common Stockholders from Continuing Operations
Net earnings available to common stockholders for the three and nine months ended September 30, 2017 and 2016 are included in the table below.

	Three months ended September 30,		%	Nine months ended September 30,		%
(In millions)	2017	2016	Change	2017	2016	Change
Net earnings available to common stockholders from continuing operations	$62.4	$63.8	(2.2)%	$37.8	$141.1	(73.2)%
Three Months Ended September 30, 2017 Compared With the Same Period of 2016
For the three months ended September 30, 2017, net income was unfavorably impacted by $24 million of special items, Net income was unfavorably impacted by special items expenses primarily due to restructuring and other restructuring associated costs of $9 million ($7 million, net of taxes) and losses related to sale of various businesses and property and equipment of $7 million ($5 million net of taxes).

For the three months ended September 30, 2016, net income included special items primarily related to restructuring and other associated costs related to our restructuring programs of $5 million ($4 million, net of taxes).
Nine Months Ended September 30, 2017 Compared With the Same Period of 2016
For the nine months ended September 30, 2017, net income was unfavorably impacted by $202 million of special items, including $145 million of tax expense recorded related to the sale of Diversey. In addition, net income was unfavorably impacted by special items expenses primarily related to charges related to the sale of Diversey of $34 million ($22 million net of taxes), restructuring and other restructuring associated costs of $23 million ($18 million, net of taxes) and losses related to sale of various businesses and property and equipment of $7 million ($5 million net of taxes).

For the nine months ended September 30, 2016, net income primarily included charges related ceasing operations in Venezuela of $47 million ($45 million, net of taxes), restructuring and other associated costs related to our restructuring programs of $14 million ($11 million, net of taxes) and losses from the sale of our European food trays business and other divestitures of $2 million ($2 million, net of taxes).

Net Earnings Available to Common Stockholders from Discontinued Operations
As a result of the definitive agreement to sell Diversey, the results of operations for Diversey are reported as discontinued operations in all periods presented. During the three and nine months ended September 30, 2017, we recorded a gain on the sale of Diversey of $699.3 million. Refer to Note 3, “Discontinued Operations,” of the Notes to Condensed Consolidated Financial Statements for additional information on Diversey. Net earnings available to common stockholders from discontinued operations for the three and nine months ended September 30, 2017 and 2016 are included in the table below.

	Three months ended September 30,		%	Nine months ended September 30,		%
(In millions)	2017	2016	Change	2017	2016	Change
Earnings from discontinued operations before income tax provision (benefit)	$37.8	$55.0	(31.3)%	$139.3	$142.3	(2.1)%
Income tax provision (benefit) from discontinued operations	12.1	(44.5)	(127.2)%	28.0	(31.9)	(187.8)%
Net earnings from discontinued operations	$25.7	$99.5		$111.3	$174.2
Three Months Ended September 30, 2017Compared With the Same Period of 2016

The sale of Diversey was completed on September 6, 2017, as a result, the majority of the discontinued operations activity took place in the first two months of the quarter. For the three months ended September 30, 2017, net earnings from discontinued operations were negatively impacted by $12 million of tax expense. For the three months ended September 30, 2016, net earnings from discontinued operations were impacted favorably by $45 million primarily related to the release of reserves, favorable earnings mix in jurisdictions with lower tax rates, and balance sheet adjustments.

Nine Months Ended September 30, 2017 Compared With the Same Period of 2016

For the nine months ended September 30, 2017, net earnings from discontinued operations were negatively impacted by $28 million of tax expense, driven by a change in the repatriation strategy of foreign earnings partially offset by a favorable earnings mix. For the nine months ended September 30, 2016, net earnings from discontinued operations were favorably impacted by $32 million of tax benefit, which was favorably impacted by discrete items related to the repatriation strategy, the release of reserves and earnings mix.

Adjusted EBITDA by Segment
We allocate and disclose depreciation and amortization expense to our segments, although property and equipment, net is not allocated to the segment assets, nor is depreciation and amortization included in the segment performance metric Adjusted EBITDA. As of January 1, 2017 we modified our calculation of Adjusted EBITDA to exclude interest income. The impact in this modification was $2 million and $5 million for the three and nine months ended September 30, 2016, respectively. We also allocate and disclose restructuring and other charges and impairment of goodwill and other intangible assets by segment, although it is not included in the segment performance metric Adjusted EBITDA since restructuring and other charges and impairment of goodwill and other intangible assets are categorized as special items. The accounting policies of the reportable segments and Corporate are the same as those applied to the Condensed Consolidated Financial Statements.
See Note 4, “Segments,” of the Notes to Condensed Consolidated Financial Statements for the reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings and other segment details.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2017	2016	Change	2017	2016	Change
Food Care	$158.3	$155.6	1.7%	$446.0	$440.7	1.2%
Adjusted EBITDA Margin	22.1%	23.0%		21.7%	22.3%
Product Care	86.5	88.0	(1.7)%	237.7	243.8	(2.5)%
Adjusted EBITDA Margin	20.8%	22.6%		20.1%	21.6%
Corporate(1)	(28.0)	(30.7)	(8.8)%	(88.7)	(91.7)	(3.3)%
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$216.8	$212.9	1.8%	$595.0	$592.8	0.4%
Adjusted EBITDA Margin	19.2%	20.0%		18.4%	19.1%

(1)
Corporate includes costs previously allocated to the Diversey Care segment and food hygiene and cleaning business of our Food Care segment reported within discontinued operations of $3 million and $4 million for the three months ended September 30, 2017 and 2016, respectively, and $14 million and $10 million for the nine months ended September 30, 2017 and 2016, respectively.

The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment in the three and nine months ended September 30, 2017 as compared with the prior period.
Food Care
Three Months Ended September 30, 2017 Compared With the Same Period of 2016
On a reported basis, Adjusted EBITDA increased $3 million in 2017 as compared to the same period in 2016. Adjusted EBITDA was impacted by favorable foreign currency translation of $2 million. On a constant dollar basis, Adjusted EBITDA remained constant in 2017 compared with the same period in 2016 primarily due to the impact of:

•	positive volume trends of $12 million primarily reflecting improving protein trends and adoption of our advanced product portfolio.
This was offset by:

•	higher non-material manufacturing costs and direct costs of $7 million, including salary and wage inflation; and

•	unfavorable mix and price/cost spread of $6 million due to higher raw materials.

Nine Months Ended September 30, 2017 Compared With the Same Period of 2016
On a reported basis, Adjusted EBITDA increased $5 million in 2017 as compared to the same period in 2016. Adjusted EBITDA was impacted by unfavorable foreign currency translation of $1 million. On a constant dollar basis, Adjusted EBITDA increased $4 million, or 1%, in 2017 compared with the same period in 2016 primarily due to the impact of:

•	positive volume trends of $30 million primarily reflecting improving protein trends and adoption of our advanced product portfolio; and

•	$3 million of restructuring savings.
These were partially offset by:

•	unfavorable mix and price/cost spread of $21 million; and

•	higher non-material manufacturing costs and direct costs of $9 million, including salary and wage inflation.
Product Care
Three Months Ended September 30, 2017 Compared With the Same Period of 2016
On a reported basis, Adjusted EBITDA decreased $2 million in 2017 as compared to the same period in 2016. Adjusted EBITDA was impacted by favorable foreign currency translation of less than $1 million. On a constant dollar basis, Adjusted EBITDA decreased $2 million, or 3%, in 2017 compared with the same period in 2016 primarily as a result of:

•	unfavorable price/cost spread of $10 million primarily due to higher raw material and freight costs; and

•	higher non-material manufacturing costs and direct costs of $2 million, including salary and wage inflation.
These were partially offset by:

•	positive volume trends of $10 million primarily due to ongoing strength in the e-Commerce and third party logistics markets.
Nine Months Ended September 30, 2017 Compared With the Same Period of 2016
On a reported basis, Adjusted EBITDA decreased $6 million in 2017 as compared to the same period in 2016. Adjusted EBITDA was impacted by unfavorable foreign currency translation of $2 million. On a constant dollar basis, Adjusted EBITDA decreased $4 million, or 2%, in 2017 compared with the same period in 2016 primarily as a result of:

•	unfavorable price/cost spread of $34 million primarily due to higher raw material and freight costs.
This was partially offset by:

•	positive volume trends of $29 million primarily due to ongoing strength in the e-Commerce and third party logistics markets.
Corporate
Three Months Ended September 30, 2017 Compared With the Same Period of 2016

The decrease in Corporate expenses by $3 million or 9% on an as reported basis and constant dollar basis in the three months ended September 30, 2017 compared to the same period in 2016 reflected a decrease in costs that were previously allocated to Diversey of $1 million which were not included in net earnings from discontinued operations and restructuring savings of $2 million.
Nine Months Ended September 30, 2017 Compared With the Same Period of 2016

Corporate expenses decreased by $3 million or 3% on an as reported basis and constant dollar basis in nine months ended September 30, 2017 as compared with the same period in 2016. This was primarily due to a decrease in the costs previously allocated to Diversey of $3 million.

Reconciliation of U.S. GAAP Net Earnings Available to Common Stockholders to Non-U.S. GAAP Total Company Adjusted EBITDA
See Note 4, “Segments,” of the Notes to Condensed Consolidated Financial Statements for other segment details. The following table shows the reconciliation of U.S. GAAP net earnings available to common stockholders to Non-U.S. GAAP Total Company Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net earnings from continuing operations	$62.4	$63.8	$37.8	$141.1
Interest expense	(54.0)	(49.6)	(153.7)	(151.4)
Interest income	4.9	1.7	10.3	5.3
Income tax provision	43.7	54.1	236.5	124.7
Depreciation and amortization(3)	(42.7)	(39.6)	(116.3)	(113.0)
Accelerated depreciation and amortization of fixed assets and intangible assets for Venezuelan subsidiaries(1)	—	0.1	—	0.8
Special Items:
Restructuring and other charges(4)	(6.2)	(1.3)	(9.2)	(1.1)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(2.9)	(5.2)	(12.7)	(13.2)
SARs	—	0.3	—	(0.7)
Foreign currency exchange loss related to Venezuelan subsidiaries	—	—	—	(1.6)
Charges related to ceasing operations in Venezuela(1)	—	—	—	(47.3)
Gain (loss) on sale of North American foam trays and absorbent pads business and European food trays business	0.2	—	2.3	(1.6)
(Loss) gain related to the sale of other businesses, investments and property, plant and equipment	(6.9)	2.1	(7.1)	—
Charges incurred related to the sale of Diversey	(13.7)	—	(47.6)	—
Settlement/curtailment benefits related to retained Diversey retirement plans	13.5	—	13.5	—
Other special items(2)	(2.9)	(3.5)	(0.2)	(3.2)
Pre-tax impact of Special items	(18.9)	(7.6)	(61.0)	(68.7)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$216.8	$212.9	$595.0	$592.8

(1)
Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country.  Refer to Note 1 "Organization and Basis of Presentation," of the Notes to the Condensed Consolidated Financial Statement for further details.

(2)
For the three and nine months ended September 30, 2017, other special items primarily included transaction fees related to various divestitures and acquisitions. Other special items for the three and nine months ended September 30, 2016 primarily included a reduction in a non- income tax reserve following the completion of a governmental audit partially offset by legal fees associated with restructuring and acquisitions.

(3)	Depreciation and amortization by segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Food Care	$26.4	$23.1	$75.8	$68.3
Product Care	11.7	9.6	34.2	28.6
Corporate	4.6	6.9	6.3	16.1
Total Company depreciation and amortization(1)	$42.7	$39.6	$116.3	$113.0

(1)
Includes share-based incentive compensation of $12 million and $31 million for the three and nine months ended September 30, 2017, respectively, and $12 million and $38 million for the three and nine months ended September 30, 2016, respectively.

(4)	Restructuring and other charges by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Food Care	$3.9	$0.8	$5.8	$0.7
Product Care	2.3	0.5	3.4	0.4
Total Company restructuring and other charges(1)	$6.2	$1.3	$9.2	$1.1

(1)	For the nine months ended September 30, 2016 restructuring and other charges excludes $0.3 million related to severance and termination benefits for employees in our Venezuelan subsidiaries.

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
As of September 30, 2017, we had cash and cash equivalents of $1.3 billion, of which approximately $432 million, or 33%, was located outside of the U.S. As of September 30, 2017, we did not have any cash trapped outside of the U.S. Our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that in the near term cash located outside of the U.S. will be needed to satisfy its obligations, dividends and other demands for cash in the U.S.
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

(In millions)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$1,304.7	$333.7

See “Analysis of Historical Cash Flows” below.
Accounts Receivable Securitization Programs
At September 30, 2017 we had $154 million available to us under the U.S. and European programs of which we had no amounts outstanding as of September 30, 2017. At December 31, 2016, we had $188 million available to us under the programs of which we had no amounts outstanding. See Note 8, “Accounts Receivable Securitization Programs,” of the Notes to Condensed Consolidated Financial for information concerning these programs.
Lines of Credit
We have a $700 million revolving credit facility. At September 30, 2017 and December 31, 2016, we had no outstanding borrowings under the facility.  See Note 10, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial for further details.

There was $41 million and $83 million outstanding under various lines of credit extended to our subsidiaries at September 30, 2017 and December 31, 2016, respectively.  See Note 10, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.
Covenants
At September 30, 2017, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 10, “Debt and Credit Facilities”, of the Notes to Condensed Consolidated Financial Statements for further details.
Debt Ratings
Our cost of capital and ability to obtain external financing may be affected by our debt ratings, which the credit rating agencies review periodically. Below is a table that details our credit ratings by the various types of debt by rating agency.

	Moody’s Investor Services	Standard & Poor’s
Corporate Rating	Ba2	BB+
Senior Unsecured Rating	Ba3	BB+
Senior Secured Credit Facility Rating	Baa3	BBB-
Outlook	Stable	Stable

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
Outstanding Indebtedness
At September 30, 2017 and December 31, 2016, our total debt outstanding consisted of the amounts set forth in the following table.

(In millions)	September 30, 2017	December 31, 2016
Short-term borrowings	$84.0	$83.0
Current portion of long-term debt	2.0	297.0
Total current debt	86.0	380.0
Total long-term debt, less current portion(1)	3,219.4	3,762.6
Total debt	3,305.4	4,142.6
Less: Cash and Cash equivalents	(1,304.7)	(333.7)
Net Debt	$2,000.7	$3,808.9

(1)	Amounts are net of unamortized discounts and debt issuance costs of $31 million as September 30, 2017 and $36 million as of December 31, 2016.

See Note 10, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Condensed Consolidated Statement of Cash Flows in the nine months ended September 30, 2017 and 2016.

	Nine months ended September 30,
(In millions)	2017	2016
Net cash provided by operating activities	$332.5	$468.4
Net cash provided by (used in) investing activities	1,904.4	(230.7)
Net cash used in financing activities	(1,247.0)	(249.5)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(18.9)	(15.9)

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the nine months ended September 30, 2017 and 2016.

	Nine months ended September 30,
(In millions)	2017	2016	Change
Cash flow provided by operating activities	$332.5	$468.4	$(135.9)
Capital expenditures	(126.5)	(190.2)	63.7
Free cash flow(1)	$206.0	$278.2	$(72.2)

(1)	Free cash flow was $267 million in 2017 excluding the payment of charges related to the sale of Diversey of $61 million.

Net Cash Provided by Operating Activities
Nine Months Ended September 30, 2017
Net cash provided by operating activities of $333 million in the nine months ended September 30, 2017 was primarily attributable to:

•
$848 million of net earnings, which included a reduction of $333 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, including $699 million gain on the sale of Diversey, partially offset by adjustments for deferred taxes, depreciation and amortization, share-based incentive compensation expenses and profit sharing expenses.

This was partially offset by:

•
$130 million of changes in other liabilities and assets. This activity primarily reflects the timing of certain annual incentive compensation payments, reduction in restructuring activities due to the completion of programs as well as an increase in leased assets; and

•
$53 million of changes in operating assets and liabilities, as a result of an increase in trade receivables and inventory partially offset by an increase in accounts payable. This activity reflects the timing of inventory purchases offset by the related payments of cash and the seasonality of sales and collections.

Nine Months Ended September 30, 2016
Net cash provided by operating activities of $468 million in the nine months ended September 30, 2016 was primarily attributable to:

•
$315 million of net earnings, which included $310 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for depreciation and amortization, share-based incentive compensation expenses and the reclassification of the cumulative translation adjustment related to the Company’s decision to cease its operations in Venezuela.

These were partially offset by:

•
$138 million of changes in other liabilities and assets. This activity primarily reflects the timing of certain annual incentive compensation payments, changes in restructuring liabilities as well as an increase in leased assets; and

•
$19 million of changes in operating assets and liabilities, primarily reflecting an increase in trade receivables and inventory partially offset by an increase in accounts payable. This activity reflects the timing of inventory purchases and the related payments of cash and the seasonality of sales and collections.

Net Cash Provided by (Used in) Investing Activities
Nine Months Ended September 30, 2017
Net cash provided by investing activities of $1.9 billion in the nine months ended September 30, 2017 primarily consisted of the following:

•	impact from on the sale of Diversey of $2.1 billion, net of repurchases of debt of $777 million; and

•	$4 million related to the sale of businesses and property and equipment.
These were partially offset by:

•	capital expenditures of $127 million;

•	$25 million related to business acquisitions; and

•	$1 million related to settlements of foreign currency forward contracts.
Nine Months Ended September 30, 2016
Net cash used in investing activities of $231 million in the nine months ended September 30, 2016 primarily consisted of the following:

•	capital expenditures of $190 million;

•	$43 million related to settlements of foreign currency forward contracts; and

•	$6 million related to business acquisitions.
These were partially offset by:

•	$8 million related to net proceeds in the sale of business and property and equipment.
Net Cash Used in Financing Activities
Nine Months Ended September 30, 2017
Net cash used in financing activities of $1.2 billion in the nine months ended September 30, 2017 was primarily due to the following:

•	repurchases of common stock of $757 million;

•	payments of Term Loan A due in July 2017 of $250 million and $98 million for the Brazilian tranche of Term Loan A;

•	payments of quarterly dividends of $92 million; and

•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $22 million.
These factors were partially offset by:

•	proceeds from the termination of our cross-currency swap of $17 million.

Nine Months Ended September 30, 2016
Net cash used in financing activities of $250 million in the nine months ended September 30, 2016 was primarily due to the following:

•	repurchases of common stock of $217 million;

•	payments of quarterly dividends of $90 million;

•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $23 million; and

•	payments of Term Loan A of $13 million.
These factors were partially offset by:

•	increases in short-term borrowings under our revolving credit facility, local lines of credit and accounts receivable securitization programs of $86 million; and

•	proceeds received from the settlement of cross currency swaps of $6 million.

Changes in Working Capital

(In millions)	September 30, 2017	December 31, 2016	Change
Working capital (current assets less current liabilities)	$1,058.8	$96.3	$962.5
Current ratio (current assets divided by current liabilities)	1.7x	1.0x
Quick ratio (current assets, less inventories divided by current liabilities)	1.3x	0.8x

The $963 million, or 999.5%, increase in working capital reflected:

•	an increase in cash and cash equivalent of $971 million related to the cash received as part of sale of Diversey;

•	a decrease in the current portion of debt of $295 million due to principal payments of Term Loan A due in 2017 of $250 million and the Brazilian tranche of Term Loan A for $96 million;

•	an increase in trade receivables consistent with higher net sales in the end of the third quarter; and

•	an increase in inventory to support higher anticipated sales in the fourth quarter.
These were partially offset by:

•
an increase in accounts payable consistent with the increase in inventories, continuing initiatives for longer payment terms and retained Diversey payables which the Company was reimbursed for as part of the sale of Diversey; and

•	a decrease in current assets held for sale of $804 million partially offset by a decrease in liabilities held for sale of $680 million as the sale of Diversey was completed on September 6, 2017.
Changes in Stockholders’ Equity
The $151 million, or 25%, increase in stockholders’ equity in the nine months ended September 30, 2017 was primarily due to the following:

•	net earnings of $848 million;

•	an increase in net unrecognized pension items of $180 million as a result of the transfer of pension plans as part of the sale of Diversey; and

•	cumulative translation adjustment of $5 million.
These were partially offset by:

•	a net increase in shares held in treasury of $677 million and decrease in additional paid in capital of $41 million due to the repurchase of common stock;

•	dividends paid and accrued on our common stock of $92 million; and

•	unrealized losses on derivative instruments of $72 million.
We repurchased approximately 15.5 million shares of our common stock in the nine months ended September 30, 2017 for $677 million. See Note 16, “Stockholders’ Equity,” of the Notes to Condensed Consolidated Financial Statements for further details.
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
Foreign Currency Forward Contracts
At September 30, 2017, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
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
At September 30, 2017, we had no outstanding interest rate collars or options.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 12, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $74 million in the fair value of the total debt balance at September 30, 2017. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
Argentina
Recent economic events in Argentina, including the default on some of its international debt obligations, have exposed us to heightened levels of foreign currency exchange risks. However, as of September 30, 2017, we do not anticipate these events will have a material impact on our 2017 results of operations. For the three and nine months ended September 30, 2017, approximately 1% of our consolidated net sales and operating income were derived from our businesses in Argentina. For the three and nine months ended September 30, 2017, we had net assets of $9 million (including $7 million of cash and cash equivalents) in Argentina. Also, as of September 30, 2017, our Argentina subsidiaries had a negative cumulative translation adjustment balance of $20 million.
Russia
The U.S. and the European Union (EU) have recently imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities.  Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products.  These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however they may limit the amount of future business the Company does with customers involved in activities in Russia.  However, as of September 30, 2017, we do not anticipate these events will have a material impact to our 2017 result of operations. As of September 30, 2017, approximately 2% of our consolidated net sales were derived from products sold into Russia. As of September 30, 2017, we had net assets of

$51 million (including $8 million of cash and cash equivalents) in Russia. Also, as of September 30, 2017, our Russian subsidiaries had a negative cumulative translation adjustment balance of $24 million.
Greece
Recent economic events in Greece, including missing payment to the International Monetary Fund and the uncertainties relating to the ability of Greece to remain in the European Monetary Union may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of September 30, 2017, we do not anticipate these events will have a material impact on our 2017 results of operations. As of September 30, 2017, less than 1% of our consolidated net sales were derived from products sold into Greece. As of September 30, 2017, we had net assets of $7 million (including $4 million of cash and cash equivalents) in Greece. Also, as of September 30, 2017, our Greece subsidiaries had a positive cumulative translation adjustment balance of less than $1 million.
Brazil
Recent economic events in Brazil, including the increase in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of September 30, 2017, we do not anticipate these events will have a material impact on our 2017 results of operations. As of September 30, 2017, 3% of our consolidated net sales were derived from products sold into Brazil. As of September 30, 2017, we had net assets of $96 million (including $5 million of cash and cash equivalents) in Brazil. Also, as of September 30, 2017, our Brazil subsidiaries had a negative cumulative translation adjustment balance of $26 million.
United Kingdom
Recent economic events in United Kingdom, including their intention to exit from the European Union may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of September 30, 2017, we do not anticipate these events will have a material impact on our 2017 results of operations. As of September 30, 2017, 4% of our consolidated net sales were derived from products sold into the United Kingdom. As of September 30, 2017, we had net assets of $257 million (including $2 million of cash and cash equivalents) in the United Kingdom. Also, as of September 30, 2017, our United Kingdom subsidiaries had a negative cumulative translation adjustment balance of $20 million.
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
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at September 30, 2017 would have caused us to pay approximately $173 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
Our foreign currency forward contracts are described in Note 11, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference.
Interest Rate and Currency Swaps
In 2014, in connection with exercising the $100 million delayed draw under the senior secured credit facility, we entered into a series of interest rate and currency swaps in a notional amount of $100 million.  On September 30, 2016, the first $20 million swap contract matured and was settled. As a result of the settlement, the Company received $4.9 million. For the nine months ended September 30, 2017, settlement payments were made in the amount of $3 million. In July 2017, we prepaid the Brazilian tranche of our Term Loan A facility due in July 2019 in the amount of $96 million in connection with the anticipated Diversey transaction. In anticipation of this loan prepayment, we terminated all the swaps used to convert the related U.S.

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
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the fair value of the debt was $22 million ($13 million net of taxes) as of September 30, 2017 and is reflected in long-term debt on our Condensed Consolidated Balance Sheet.
In March 2015, we entered into a series of cross-currency swaps with a combined notional amount of $425 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates. As a result of the sale of Diversey, we terminated these cross-currency swaps in September 2017. The fair value of the swaps on the date of termination was a liability of $62 million which was partially offset by semi-annual interest settlements of $18 million. This resulted in a net impact of $(44) million which is recorded in AOCI.
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
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $552 million at September 30, 2017 and $875 million at December 31, 2016.
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
Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was less than $1 million for the three and nine months ended September 30, 2017.  The provision for the three and nine months ended September 30, 2016 was less than $1 million. The allowance for doubtful accounts was $7 million at September 30, 2017 and $8 million at December 31, 2016.

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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended September 30, 2017, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of June 30, 2017				$1,915,999,179
July 1, 2017 through July 31, 2017	24,609	—	—	1,915,999,179
August 1, 2017 through August 31, 2017	839,810	$48.63	824,661	1,875,971,617
September 1, 2017 through September 30, 2017	8,993,054	$43.44	8,884,578	1,490,004,316
Total	9,857,473		9,709,239	$1,490,004,316

(1)
We acquired shares by means of (i) a share trading plan we entered into with our brokers and pursuant to our publicly announced program (described below), (ii) accelerated share repurchase programs we entered into or terminated during the quarter, (iii) shares withheld from awards under our Omnibus Incentive Plan (the successor plan to our 2005 Contingent Stock Plan) pursuant to the provision thereof that permits minimum tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (iv) shares reacquired pursuant to the forfeiture provision of our Omnibus Incentive Plan. We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable. For shares withheld for minimum tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the Omnibus Incentive Plan as those shares are simply forfeited.

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column “a”	Forfeitures under Omnibus Incentive Plan	Total
	(a)	(b)	(c)	(d)
July 2017	9,542	44.71	15,067	24,609
August 2017	—	—	15,149	15,149
September 2017	—	—	108,476	108,476
Total	9,542		138,692	148,234

On July 9, 2015, the Board of Directors authorized a new stock repurchase program to repurchase up to $1.5 billion of the Company’s issued and outstanding common stock. This new program replaced the previous stock repurchase program approved in August 2007. On March 25, 2017, the Board of Directors further authorized up to an additional $1.5 billion of repurchases of the Company’s outstanding common stock under such program. These programs have no set expiration date.

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

10.1	Diversey Enhanced Severance Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report July 6, 2017, File No. 1-12139, is incorporated herein by reference.)
10.2
Offer Letter Agreement dated September 5, 2017 between Edward L. Doheny II and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report September 2, 2017, File No. 1-12139, is incorporated herein by reference.)

31.1	Certification of Jerome A. Peribere pursuant to Rule 13a-14(a), dated November 9, 2017.
31.2	Certification of William G. Stiehl pursuant to Rule 13a-14(a), dated November 9, 2017.
32	Certification of Jerome A. Peribere and William G. Stiehl, pursuant to 18 U.S.C. § 1350, dated November 9, 2017.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: November 9, 2017	By:	/s/ William G. Stiehl
William G. Stiehl
Acting Chief Financial Officer, Chief Accounting Officer and Controller