Form 10-Q/A
period 2017-09-30
SEALED AIR CORP/DE
filed 2017-11-27
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
Registrant’s telephone number, including area code: (980) 221-3235
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 180,386,348 shares of the registrant’s common stock, par value $0.10 per share, outstanding as of October 31, 2017.

EXPLANATORY NOTE
Sealed Air Corporation (the Company) is filing this amendment (this Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on November 9, 2017, solely to correct an error on the cover page. The cover page of the Form 10-Q incorrectly stated that the number of shares of the Company's Common Stock outstanding as of October 31, 2017 was 229,996,518. This incorrect number included both the number of shares of Common Stock outstanding and an additional 49,610,170 shares of Common Stock held in treasury that were issued but not outstanding as of that date. The cover page of this Form 10-Q/A correctly states that the number of shares of outstanding Common Stock of the Company as of October 31, 2017 was 180,386,348.
The incorrect number of shares outstanding as of October 31, 2017 was also included in Exhibit 101 to the Form 10-Q containing the Company’s Extensible Business Reporting Language (XBRL) materials for the nine-month period ended September 30, 2017. This Form 10-Q/A also amends Item 6, “Exhibits,” specifically by including Exhibit 101 containing the Company’s XBRL materials for the nine-month period ended September 30, 2017 with the corrected number of shares outstanding as of October 31, 2017.
This Form 10-Q/A should be read in conjunction with the Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

PART II. OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description
31.1	Certification of Jerome A. Peribere pursuant to Rule 13a-14(a), dated November 27, 2017.
31.2	Certification of William G. Stiehl pursuant to Rule 13a-14(a), dated November 27, 2017.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: November 27, 2017	By:	/s/ William G. Stiehl
William G. Stiehl
Acting Chief Financial Officer, Chief Accounting Officer and Controller
(Duly authorized officer, acting principal financial officer and chief accounting officer)