Form 10-K
period 2017-12-31
SEALED AIR CORP/DE
filed 2018-02-21
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8,368,000,000, based on the closing sale price as reported on the New York Stock Exchange.
There were 167,374,980 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of February 9, 2018.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, to be held on May 17, 2018, are incorporated by reference into Part II and Part III of this Form 10-K.

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
Please refer to Part I, Item 1A, “Risk Factors” for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.
The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: global economic and political conditions, currency translation and devaluation effects, changes in raw material pricing and availability, competitive conditions, the success of new product offerings, consumer preferences, the effects of animal and food-related health issues, pandemics, changes in energy costs, environmental matters, the success of our restructuring activities, the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts, changes in our credit ratings, the tax benefit associated with the Settlement agreement (as defined below), regulatory actions and legal matters, and the other information referenced in Part II, Item 1A, “Risk Factors.” Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made.
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
Our non-U.S. GAAP financial measures may also be considered in calculations of our performance measures set by the Organization and Compensation Committee of our Board of Directors for purposes of determining incentive compensation. The non-U.S. GAAP financial metrics mentioned above exclude items that we consider to be certain specified items (“Special Items”), such as restructuring charges, charges related to the sale of Diversey, charges related to ceasing operations in Venezuela, cash-settled stock appreciation rights (“SARs”) granted as part of the original Diversey acquisition, special tax items (“Tax Special Items”) and certain other infrequent or one-time items. We evaluate unusual or Special Items on an individual basis. Our evaluation of whether to exclude an unusual or special item for purposes of determining our non-U.S. GAAP financial measures considers both the quantitative and qualitative aspects of the item, including among other things (i) its nature, (ii) whether or not it relates to our ongoing business operations, and (iii) whether or not we expect it to occur as part of our normal business on a regular basis.
The Company measures segment performance using Adjusted EBITDA (a non-U.S. GAAP financial measure). Adjusted EBITDA is defined as Earnings before Interest Expense, Taxes, Depreciation and Amortization, adjusted to exclude the impact of Special Items.

We also present our adjusted income tax rate (“Adjusted Tax Rate”). The Adjusted Tax Rate is a measure of our U.S. GAAP effective tax rate, adjusted to exclude the tax impact from the Special Items that are excluded from our Adjusted Net Earnings and Adjusted EPS metrics as well as expense or benefit from any special taxes or tax benefits (“Tax Special Items”). The Adjusted Tax Rate is an indicator of the taxes on our core business. The tax situation and effective tax rate in the specific countries where the excluded or Special Items occur will determine the impact (positive or negative) to the Adjusted Tax Rate.
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
Sealed Air Corporation, a corporation organized under the laws of Delaware, is a global leader in food safety and security and product protection. We serve an array of end markets including food and beverage processing, food service, retail, and commercial and consumer applications. Our focus is on achieving quality sales growth through leveraging our geographic footprint, technological know-how and leading market positions to bring measurable, sustainable value to our customers and investors.
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
We are a leading global innovator in the applications we serve and we differentiate ourselves through our:

•	extensive global reach, by which we leverage our strengths across our operations in 58 countries/regions to reach customers in 122 countries/regions;

•	approximately 15,000 employees representing industry-leading expertise in package design, sales, service and engineering and in food science;

•	leading brands, such as Cryovac® packaging technology, Bubble Wrap® brand cushioning, Jiffy® protective mailers, Instapak® foam-in-place systems and I-Pack® and e-Cube™ automated packaging systems;

•	technology leadership with an emphasis on proprietary, patented and sustainable technologies;

•	high mix of automated solutions and services that eliminate waste;

•	total systems offering that includes specialty materials and formulations, equipment systems and services; and

•	solid cash flow generation from premium solutions to meet our customers’ needs, productivity improvements, working capital management and an asset-light business model.
In 2017, our operations generated approximately 49% of our revenue from outside the U.S. We generated net sales of $4.5 billion, net earnings from continuing operations of $63 million and Adjusted EBITDA of $833 million. Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for reconciliation of U.S. GAAP net earnings to Non-U.S. GAAP total company Adjusted EBITDA.
Our Competitive Strengths
Leading Market Positions. We are a leading global provider of packaging solutions for the food, e-Commerce, consumer and industrial markets. We offer the food processing and food service industries extended shelf life and operational excellence by reducing down-time, waste generation, water use, effluent discharge, energy consumption and greenhouse gas emissions. We also offer business supply distributors and fulfillment operations a broad selection of premium packaging to maximize distribution efficiencies and customer reach.
Scale and Global Reach. We have approximately 15,000 employees globally and are present in 58 countries/regions with a sales and distribution network reaching 122 countries/regions. This scale and reach enables us to meet our customers’ needs as they expand their business on a global basis. We believe our geographic presence, extensive distribution network, and exposure to a variety of end markets help diversify our business, leverage our technology and our total systems solution model and position us to capitalize on growth opportunities in markets around the world.
Diversified Customer Base. Our customers include leading global food and beverage processors, business supply distributors, consumer products manufacturers, retailers, e-Commerce and logistics operators. Our customer base is diverse, with no single customer or affiliated group of customers representing more than 10% of net sales in 2017.
Keen Focus on Innovation. We believe we are a leading innovator in material science, equipment systems and manufacturing technologies, which deliver automation, productivity and sustainability enhancements in our customers’ operations. Our solutions are differentiated by proprietary, patented equipment and material technologies, as well as by trade secrets and trademarks. We have a global network of labs with an extensive team of scientists, engineers, designers and industry application experts. Our research and development strategy is focused on delivering innovative, sustainable solutions that enhance our customers’ operational excellence, improve profitability and help them deliver outstanding customer experiences.
We partner with our Customers. We install and integrate our equipment into our customers’ facilities and operational processes. We leverage our extensive knowledge of our customer business and installed equipment base when innovating new materials and solutions and partner with customers to reduce waste and train their employees on how to effectively apply our solutions and operate our systems. We believe this provides customer “stickiness” and recurring revenue streams for our Company.
Solid Cash Flow Generation. The stability of our business, combined with the relatively low capital intensity of our operations and our solid working capital management, supports our ability to generate cash flow. We believe we are well positioned to benefit from attractive long-term global growth trends such as an increasing emphasis on food safety and security, sustainability, growth of e-Commerce, healthier consumer choices, digital technologies, cost competitiveness and performance, as well as our own geographic diversity, to drive additional cash flow.
Our Business Strategies
We seek to enhance our position as a leading global provider of innovative packaging solutions that our customers use to improve performance, cost competitiveness and sustainability and automation to enhance productivity within their operations and grow their businesses by focusing on six strategic priorities:
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
Sustainability has been and will continue to be one of our key strategies to our business. Nearly everything we do for our customers has a sustainability value in the world, differentiates us from competitors and establishes our presence as a knowledge-based, solutions provider. Our 2020 sustainability objectives include significantly reducing our own footprint, re-imagining customer solutions and benefiting society.
Better aligning ourselves with the customers, markets and global macro forces.
As part of our ongoing business portfolio review, we are committed to identifying those customers and markets that offer us the best opportunity to deliver solutions and services that are sufficiently differentiated and valued in the marketplace. In addition, we are committed to aligning our business with key global macro forces, including e-commerce and the global movement of food. In particular, we will leverage our strengths to enhance our position with our food and beverage customers and, by doing so, we improve access to a more secure food supply chain. Our priorities are embodied in our four commitments: enhancing food security, creating healthy environments, conserving natural resources and driving livelihood programs in the communities where we do business.
Accelerating our penetration and rate of growth in developing regions.
With an international focus and extensive geographic footprint aligned to our growth opportunities, we will combine our local market knowledge with our broad portfolio and strengths in innovation and customer service to grow in developing regions. Urbanization, e-Commerce, increased protein consumption and the ongoing conversion to safer and hygienically packaged foods and goods are key secular trends that underpin our confidence in our ability to grow rapidly in these parts of the world.
Focusing on cash flow generation and improved return on assets.
We are focused on generating substantial operating cash flow from our existing business so that we can continue to invest in new products and technologies, strategic acquisitions, de-leverage our balance sheet, continue to pay dividends, and support growth in our share price. We believe our ongoing process of critically analyzing our business portfolio and reallocating technical, human, and capital resources to the most promising market sectors from those sectors that are less strategic or have a lower level of financial performance will enhance our free cash flow generation performance and result in a higher return on assets, thus improving shareholder value.
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
Developing our people.
We recognize that a core strength of our business is our people. Therefore, we will continue to invest in the development of key skills in our diverse workforce while improving our ability to attract and retain talented new employees who are motivated by our company vision and the positive impact they can have on the world.
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

•	Food Care (including Medical Applications and New Ventures businesses); and

•	Product Care.
See Note 4, “Segments” of the Notes to Consolidated Financial Statements for further information.
Descriptions of the Reportable Segments and Other
Food Care Segment
Food Care
The Food Care division focuses on providing processors, retailers and food service operators a broad range of integrated system solutions that improve the management of contamination risk during the food and beverage production process, extend product shelf life through packaging technologies, and improve merchandising, ease-of-use, and back-of-house preparation processes. Our systems are designed to be turn-key and reduce customers’ total operating costs through improved operational efficiencies and reduced food waste, as well as lower water and energy use. As a result, processors are able to produce and deliver their products more cost-effectively, safely, efficiently, and with greater confidence through their supply chain with a trusted partner.
The business largely serves perishable food and beverage processors, predominantly in fresh red meat, smoked and processed meats, beverages, poultry and dairy (solids and liquids) markets worldwide, and maintains a leading position in the applications it targets. Solutions are marketed under the Cryovac® trademark and under sub-brands such as Cryovac Grip & Tear®, Cryovac® Darfresh®, Cryovac Mirabella®, Simple Steps® and Optidure™.
Our solutions incorporate equipment systems that are frequently integrated into customers’ operations, along with consumables such as advanced flexible films and a variety of pre- and post-sale services. Packaging equipment systems can incorporate various options for loading, filling and dispensing, and will also accommodate certain retort and aseptic processing conditions. Equipment solutions supported include vacuum shrink bag systems, Cryovac®, Flow-Vac® (a U.S. registered trademark of Ulma Packaging Technological Center) wrapping/vacuuming packaging systems, thermoforming, skin, tray/lid and vertical pouch packaging systems. Services include graphic design, printing, training, field quality assurance and remote diagnostics.
Food Care focuses on providing comprehensive systems which protect our customers’ products while adding value through increasing operational efficiency and reducing waste throughout the entire food and beverage supply chain. Food Care seeks to partner with customers to provide integrated packaging solutions that will consistently deliver food safety, shelf life extension, total cost optimization and innovative, sustainable packaging formats which will enable our customers to enhance their brands in the marketplace.
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
New Ventures
Our New Ventures business includes several development and innovative programs that are focused on new technologies and opportunities that leverage our capabilities into core and non-core markets. These efforts include market focused exploration of both product, knowledge-based and sustainable solutions.
Product Care Segment

Product Care provides the industries we serve with an unmatched range of sustainable packaging solutions designed to reduce shipping and fulfillment costs, increase operational efficiency, reduce damage, and enhance customer and brand experience. While serving a broad range of industries and market sectors, Product Care solutions are especially valuable to the E-Commerce Fulfillment, General Manufacturing, Electronics and Transportation sectors. The breadth of the Product Care portfolio, extensive packaging engineering and technical services, and global reach supports the needs of multinational customers who require performance excellence, consistency and a reliability of supply.
Solutions are marketed under industry-leading brands that include Bubble Wrap® and AirCap® air cellular packaging, Cryovac® performance shrink films, Shanklin® FloWrap shrink packaging systems, Instapak® polyurethane foam packaging systems, Jiffy® mailers, Korrvu® suspension and retention packaging and Ethafoam® fabricated foam solutions. The Company’s I-Pack® system and newly introduced e-Cube™ system, both of which provide intelligent, automated, high-velocity fulfillment while optimizing the cube of shipping boxes, thus reducing shipping costs. Solutions are sold globally and supported by a network of 28 American Society for Testing and Materials International (“ASTM”) approved Product Care design and testing centers, and one of the industry’s largest sales and service teams.
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
Product Care is focused on solving complex fulfillment problems, sustainability, automation, advancements in material science, and ease-of-use interface and features. It is also focused on expanding its business outside of the U.S. to further capitalize on the rapidly growing e-Commerce and fulfillment markets.
Corporate
Corporate includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions and cost recovery variances not allocated to the reportable segments from global functional expenses.

Global Operations
We operate through our subsidiaries and have a presence in the U.S. and the 57 other countries/regions listed below, enabling us to distribute our products to our customers in 122 countries/regions.

Argentina	Egypt	Italy	Peru	Sweden
Australia	Finland	Jamaica	Philippines	Switzerland
Austria	France	Japan	Poland	Taiwan
Belgium	Germany	Kenya	Portugal	Thailand
Brazil	Greece	Luxembourg	Romania	Turkey
Canada	Guatemala	Malaysia	Russia	Ukraine
Chile	Hong Kong	Mexico	Saudi Arabia	United Arab Emirates
China	Hungary	Morocco	Singapore	United Kingdom
Colombia	India	Netherlands	Slovakia	Uruguay
Costa Rica	Indonesia	New Zealand	South Africa
Czech Republic	Ireland	Nigeria	South Korea
Denmark	Israel	Norway	Spain

In maintaining our foreign operations, we face risks inherent in these operations, such as currency fluctuations, inflation and political instability. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference. Other risks attendant to our foreign operations are set forth in Part I, Item 1A “Risk Factors,” of this Annual Report on Form 10-K, which information is incorporated herein by reference. Information on the impact of currency exchange on our Consolidated Financial Statements appears in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information showing net sales and total long-lived assets by geographic region for each of the two years ended December 31, 2017 appears in Note 4, “Segments,” which information is incorporated herein by reference. We maintain programs to comply with the various laws, rules and regulations related to the protection of the environment that we may be subject to in the many countries/regions in which we operate. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Environmental Matters.”
Employees
As of December 31, 2017, we had approximately 15,000 employees worldwide. Approximately 5,800 of these employees were in the U.S., with approximately 112 of these employees covered by collective bargaining agreements. Of the approximately 9,200 employees who were outside the U.S., approximately 5,400 were covered by collective bargaining agreements. Collective bargaining agreements related to 15% of our employees, primarily outside the U.S., will expire within the next year and we will be engaged in negotiations to attain new agreements.  Many of the covered employees are represented by works councils or industrial boards, as is customary in the jurisdictions in which they are employed. We believe that our employee relations are satisfactory.
Marketing, Distribution and Customers
At December 31, 2017, we employed approximately 2,300 sales, marketing and customer service personnel throughout the world who sell and market our products to and through a large number of distributors, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, foodservice businesses, supermarket retailers, lodging, retail, pharmaceutical companies, healthcare facilities, medical device manufacturers, and other manufacturers.
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
To assist our marketing efforts for our Product Care products and to provide specialized customer services, we operate 35 industrial Package Design Centers (PDCs) worldwide within our facilities. These PDCs are staffed with professional packaging engineers and outfitted with drop-testing and other equipment used to develop, test and validate cost-effective package designs to meet each Product Care customer’s needs.
To support our equipment systems and the marketing of our totals systems solutions, we provide field technical services to our customers worldwide. These services include system installation, integration and monitoring systems, repair and upgrade, operator training in the efficient use of our systems, qualification of various consumable and system combinations, and equipment layout and design.
Our Food Care applications are largely sold direct, while most of our Product Care products are sold through business supply distributors.
We have no material long-term contracts for the distribution of our products. In 2017, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales.
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
There are other manufacturers of food care products, some of which are companies offering similar products that operate across regions and others that operate in a single region or single country. Competing manufacturers produce a wide variety of food packaging based on plastic, metals and other materials. We believe that we are one of the leading suppliers of (i) flexible food packaging materials and related systems in the principal geographic areas in which we offer those products and (ii) barrier trays for case-ready meat products in the principal geographic areas in which we offers those trays.
Our Product Care products compete with similar products made by other manufacturers and with a number of other packaging materials that customers use to provide protection against damage to their products during shipment and storage. Among the competitive materials are various forms of paper packaging products, expanded plastics, corrugated die cuts, strapping, envelopes, reinforced bags, boxes and other containers, and various corrugated materials, as well as various types of molded foam plastics, fabricated foam plastics, mechanical shock mounts, wood blocking and bracing systems, and a portfolio of automated packaging and fulfillment systems. We believe that we are one of the leading suppliers of air cellular cushioning materials containing a barrier layer, inflatable packaging, suspension and retention packaging, shrink films for industrial and commercial applications, protective mailers, polyethylene foam and polyurethane foam packaging systems in the principal geographic areas in which we sell these products.  Additionally, due to internal technology development investments and the acquisition of B+ Equipment in 2015, we are a leader in automated void reduction systems technology and automated mailer technology. The recent acquisition of Fagerdala in 2017 enables us to cater to the top leading computer manufacturers through fabricated foam solutions.

Raw Materials and Purchasing
Suppliers provide raw materials, packaging components, contract manufactured goods, equipment and other direct materials, such as inks, films and paper. Our principal raw materials are polyolefin and other petrochemical-based resins, as well as, paper and wood pulp products. Raw materials represent approximately one-third of our consolidated cost of sales. We also purchase corrugated materials, cores for rolls of products such as films and Bubble Wrap® brand cushioning, inks for printed materials, and blowing agents used in the expansion of foam packaging products. In addition, we offer a wide variety of specialized packaging equipment, some of which we manufacture or have manufactured to our specifications, some of which we assemble and some of which we purchase from suppliers. Equipment and accessories include industrial and food packaging equipment.
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
Research and Development Activities

We are advancing the science and technology and creating new intellectual property which underpins the development of new solutions for our customers, including new, sustainable packaging materials, equipment automation and integration, applications knowledge, and support for our digital solutions. We maintain key external partnerships and are constantly searching for new partnerships that bring unique value, including licensing or acquiring new technologies developed by others. Our technical capabilities encompass a broad range of disciplines including the areas of food science, materials science, chemistry and chemical engineering, mechanical engineering, electrical and software engineering, microbiology, package design and equipment engineering. Our research and development expense was $92 million in 2017, $88 million in 2016 and $85 million in 2015.
Our research and development activities are focused on end-use application. As a result, we operate:

•	three comprehensive Packaging Development and Innovation laboratories located in the U.S. and Italy;

•	seven Equipment Design Centers in the U.S., France, Switzerland, Italy and Singapore targeting innovation in equipment and digital solutions;

•	four Customer Application laboratories in India, China, Singapore and Taipei; and

•	thirty-five Package Design and Applications Centers for Product Care globally.
Patents and Trademarks
We are the owner or licensee of an aggregate of over approximately 2,600 U.S. and foreign patents and patent applications, as well as an aggregate of approximately 4,200 U.S. and foreign trademark registrations and trademark applications that relate to many of our products, manufacturing processes and equipment. We believe that our patents and trademarks collectively provide a competitive advantage. We file annually an average of approximately 180 U.S. and foreign patent applications and approximately 100 U.S. and foreign trademark applications. None of our reportable segments is dependent upon any single patent or trademark alone. Rather, we believe that our success depends primarily on our sales and service, marketing, engineering and manufacturing skills and on our ongoing research and development efforts. We believe that the expiration or unenforceability of any of our patents, applications, licenses or trademark registrations would not be material to our business or consolidated financial condition.
Environmental, Health and Safety Matters
As a manufacturer, we are subject to various laws, rules and regulations in the countries/regions, jurisdictions and localities in which we operate. These cover: the safe storage and use of raw materials and production chemicals; the release of materials into the environment; standards for the treatment, storage and disposal of solid and hazardous wastes; or otherwise relate to the protection of the environment. We review environmental, health and safety laws and regulations pertaining to our operations and believe that compliance with current environmental and workplace health and safety laws and regulations has not had a material effect on our capital expenditures or consolidated financial condition.
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
Available Information
Our Internet address is www.sealedair.com. We make available, free of charge, on or through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports that we file or furnish pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission.

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
We operate in 58 countries/regions, and our products are distributed to 122 countries/regions around the world. A large portion of our manufacturing operations are located outside of the U.S. and a majority of our net sales are generated outside of the U.S.  These operations, particularly in developing regions, are subject to various risks that may not be present or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those areas.
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
Approximately 49% of our net sales in 2017 were generated outside the U.S. We translate sales and other results denominated in foreign currency into U.S. dollars for our Consolidated Financial Statements.  As a result, the Company is exposed to currency fluctuations both in receiving cash from its international operations and in translating its financial results back to U.S. dollars.  During periods of a strengthening U.S. dollar, our reported international sales and net earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. Foreign exchange rates can also impact the competitiveness of products produced in certain jurisdictions and exported for sale into other jurisdictions. These changes may impact the value received for the sale of our goods versus those of our competitors. The Company cannot predict the effects of exchange rate fluctuations on its future operating results. As exchange rates vary, the Company's results of operations and profitability may be harmed.  While we use financial instruments to hedge certain foreign currency exposures, this does not insulate us completely from foreign currency effects and exposes us to counterparty credit risk for non-performance. See Note 12, “Derivatives and Hedging Activities” of the Notes to Consolidated Financial Statements. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may harm the Company's results of operations.
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
We use petrochemical-based raw materials to manufacture many of our products. The prices for these raw materials are cyclical, and increases in market demand or fluctuations in the global trade for petrochemical- based raw materials and energy could increase our costs. While, historically we have been able to successfully manage the impact of higher raw material costs by increasing our selling prices, if we are unable to minimize the effects of increased raw material costs through sourcing, pricing or other actions, our business, consolidated financial condition or results of operations may be materially adversely affected. We also have some sole-source suppliers, and the lack of availability of supplies could have a material adverse effect on our consolidated financial condition or results of operations.
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
Unfavorable customer responses to price increases could have a material adverse impact on our sales and earnings.
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
Customers in the food service, food and beverage processing sectors have been consolidating in recent years, and we believe this trend may continue. Such consolidation could have an adverse impact on the pricing of our products and services and our ability to retain customers, which could in turn adversely affect our business, consolidated financial condition or results of operations.
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
We manufacture and sell food packaging products, among other products. Various health issues affecting the food industry have in the past and may in the future have a negative effect on the sales of food packaging products. In recent years, occasional cases of PED and “mad cow” disease have been confirmed and incidents of bird-flu have surfaced in various countries/regions. Outbreaks of animal diseases may lead governments to restrict exports and imports of potentially affected animals and food products, leading to decreased demand for our products and possibly also to the culling or slaughter of significant numbers of the animal population otherwise intended for food supply. Also, consumers may change their eating habits as a result of perceived problems with certain types of food. These factors may lead to reduced sales of food packaging products, which could have a material adverse effect on our consolidated financial condition or results of operations.
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
We have implemented a number of restructuring programs in the last few years. These programs include various cost savings and reorganization initiatives, including the relocation of our corporate headquarters to Charlotte, North Carolina, the consolidation of certain facilities and the reduction of headcount. We have made certain assumptions in estimating the anticipated savings we expect to achieve under such programs, which include the estimated savings from the elimination of certain headcount and the consolidation of facilities. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from these programs is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unsuccessful in implementing these programs or if we do not achieve our expected results, our consolidated results of operations and cash flows could be adversely affected or our business operations could be disrupted.
Political and economic instability and risk of government actions affecting our business and our customers or suppliers may adversely impact our business, results of operations and cash flows.
We are exposed to risks inherent in doing business in each of the countries/regions or regions in which we or our customers or suppliers operate including: civil unrest, acts of terrorism, sabotage, epidemics, force majeure, war or other armed conflict and related government actions, including sanctions/embargoes, the deprivation of contract rights, the inability to obtain or retain licenses required by us to operate our plants or import or export our goods or raw materials, the expropriation or nationalization of our assets, and restrictions on travel, payments or the movement of funds. In particular, if additional restrictions on trade with Russia were adopted by the European Union or the U.S., and were applicable to our products, we could lose sales and experience lower growth rates in the future.
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
Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2017, we had $226 million of borrowings under our senior secured credit facilities at variable interest rates. A 1/8% increase or decrease in the assumed interest rates on the senior secured credit facilities would result in a $0.3 million increase or decrease in annual interest expense. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
The full realization of our deferred tax assets may be affected by a number of factors, including our earnings in the U.S.
We have deferred tax assets including state and foreign net operating loss carryforwards, foreign tax credits, accruals not yet deductible for tax purposes, employee benefit items and other items. We have established valuation allowances to reduce the deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize the deferred tax assets depends in part upon our ability to generate future taxable income within each respective jurisdiction during the periods in which these temporary differences reverse or our ability to carryback any losses created by the deduction of these temporary differences. We expect to realize the assets over an extended period. If we are unable to generate sufficient future taxable income in the U.S. and/or certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Our effective tax rate would increase if we were required to increase our valuation allowances against our deferred tax assets.
A significant deferred tax asset is our foreign tax credit carryforwards. The benefit from the amount carried forward may depend upon many factors, including the jurisdictional mix of our anticipated future earnings. A reduction in our anticipated U.S. earnings, or an unfavorable mix of domestic versus foreign-sourced U.S. earnings may change our foreign tax credit position which could result in a significant increase in our effective tax rate and could have a material adverse effect on our consolidated results of operations in the periods in which any such condition occurs. In addition, changes in statutory tax rates or other legislation or regulation may change our deferred tax assets or liability balances, with either favorable or unfavorable impacts on our effective tax rate.
Although the Settlement agreement (as defined in Note 17, “Commitments and Contingencies”) has been implemented and we have been released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against us arising from a 1998 transaction with Grace (as defined below), if the courts were to refuse to enforce the injunctions or releases contained in the Plan (as defined below) and the Settlement agreement with respect to any claims and if Grace were unwilling or unable to defend and indemnify us for such claims, then we could be required to pay substantial damages, which could have a material adverse effect on our consolidated financial condition and results of operations. We were also a defendant in a number of asbestos-related actions in Canada arising from Grace’s activities in Canada prior to the 1998 transaction.
On March 31, 1998, Sealed Air completed a multi-step transaction (the “Cryovac transaction”) involving W.R. Grace & Co. (“Grace”) which brought the Cryovac packaging business and the former Sealed Air’s business under the common ownership of the Company. As part of that transaction, Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac transaction (including asbestos-related liabilities), other than liabilities relating to Cryovac’s operations, and agreed to indemnify the Company with respect to such retained liabilities. Since the beginning of 2000, we have been served with a number of lawsuits alleging that, as a result of the Cryovac transaction, we are responsible for alleged asbestos liabilities of Grace and its subsidiaries. While they vary, these suits all appeared to allege that the transfer of the Cryovac business was a fraudulent transfer or gave rise to successor liability. On April 2, 2001, Grace and a number of its subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In connection with Grace’s Chapter 11 case, the Bankruptcy Court issued orders dated May 3, 2001 and January 22, 2002, staying all asbestos actions against the Company (the “Preliminary Injunction”). However, the official committees appointed to represent asbestos claimants in Grace’s Chapter 11 case (the “Committees”) received the court’s permission to pursue fraudulent transfer and other claims against the Company and its subsidiary Cryovac, Inc. based upon the Cryovac transaction. This proceeding was brought in the U.S. District Court for the District of Delaware (the “District Court”) (Adv. No. 02-02210).
On November 27, 2002, we reached an agreement in principle with the Committees to resolve all current and future asbestos-related claims made against us and our affiliates in connection with the Cryovac transaction. The Settlement agreement provided for the resolution of the fraudulent transfer claims and successor liability claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction. The parties to the agreement in principle signed the definitive Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. On June 27, 2005, the Bankruptcy Court signed an order approving the Settlement agreement. Although Grace was not a party to the Settlement agreement, under the terms of the order, Grace was directed by the Bankruptcy Court to comply with the Settlement agreement subject to limited exceptions.
On September 19, 2008, Grace, the Official Committee of Asbestos Personal Injury Claimants, the Asbestos PI Future Claimants’ Representative, and the Official Committee of Equity Security Holders filed, as co-proponents, a plan of reorganization (as filed and amended from time to time, the “Plan”) and several exhibits and associated documents, including a disclosure statement, with the Bankruptcy Court. The Plan provided for the establishment of two asbestos trusts under Section 524(g) of the U.S. Bankruptcy Code to which present and future asbestos-related personal injury and property damage claims are channeled. The Plan incorporated the Settlement agreement, including our payment of amounts contemplated by the Settlement agreement and the releases and injunctions contemplated by the Settlement agreement.
On February 3, 2014 (the “Effective Date”), the Plan implementing the Settlement agreement became effective with Grace emerging from bankruptcy. In accordance with the Plan and the Settlement agreement, on the Effective Date, Cryovac, Inc. made aggregate cash payments in the amount of $929.7 million to the WRG Asbestos PI Trust (the “PI Trust”) and the WRG Asbestos PD Trust (the “PD Trust”) and transferred 18 million shares of Sealed Air common stock to the PI Trust, in each case reflecting adjustments made in accordance with the Settlement agreement. Under the Plan, the Preliminary Injunction remained in place through the Effective Date and, on the Effective Date, the Plan and Settlement agreement injunctions and releases with respect to asbestos claims and certain other claims became effective. Following the Effective Date, the Bankruptcy Court issued an order dismissing the proceedings pursuant to which the Preliminary Injunction was issued. The Plan provides for the channeling of existing and future asbestos claims to the PI Trust or the PD Trust, as applicable. In addition, under the Plan and the Settlement agreement, Grace is required to indemnify us with respect to asbestos and certain other liabilities. Notwithstanding the foregoing, and although we believe the possibility to be remote, if any courts were to refuse to enforce the injunctions or releases contained in the Plan and the Settlement agreement with respect to any claims, and if, in addition, Grace were unwilling or unable to defend and indemnify us for such claims, then we could be required to pay substantial damages, which could have a material adverse effect on our consolidated financial condition and results of operations.
From November 2004, the Company and specified subsidiaries were named as defendants in a number of cases, including a number of putative class actions, brought in Canada as a result of Grace’s alleged marketing, manufacturing or distributing of asbestos or asbestos containing products in Canada prior to the Cryovac transaction in 1998. Grace agreed to defend and indemnify us and our subsidiaries in these cases. A global settlement of these Canadian claims to be funded by Grace has been approved by the Canadian court, and the Plan provides for payment of these claims. We do not have any positive obligations under the Canadian settlement, but we are a beneficiary of the release of claims. The release in favor of the Grace parties (including us) became operative upon the effective date of a plan of reorganization in Grace’s U.S. Chapter 11 bankruptcy proceeding. As filed, the Plan contemplates that the claims released under the Canadian settlement will be subject to injunctions under Section 524(g) of the Bankruptcy Code. As indicated above, the Bankruptcy Court entered the Bankruptcy Court Confirmation Order on January 31, 2011 and the Clarifying Order on February 15, 2011 and the District Court entered the Original District Court Confirmation Order on January 30, 2012 and the Amended District Court Confirmation Order on June 11, 2012. The Canadian Court issued an Order on April 8, 2011 recognizing and giving full effect to the Bankruptcy

Court’s Confirmation Order in all provinces and territories of Canada in accordance with the Bankruptcy Court Confirmation Order’s terms. As described above, the Plan became effective on February 3, 2014.  In accordance with an order of the Canadian court, on the Effective Date the actions became permanently stayed until they were amended to remove the Grace parties as named defendants. Two actions were dismissed by the Manitoba court as against the Grace parties on February 19, 2014.  The remaining actions were either dismissed or discontinued with prejudice by the Canadian courts as against the Grace parties in May and June 2015, but for two actions in the Province of Quebec, which were discontinued by order of the Quebec court in February 2016.  Notwithstanding the foregoing, and although we believe the possibility to be remote, if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify us and our subsidiaries in these cases, then we could be required to pay damages, which we cannot estimate at this time. For further information concerning these matters, see Note 17, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements.
The U.S. Internal Revenue Service (the “IRS”) has indicated that it intends to disallow our deduction of the approximately $1.49 billion for the payments made pursuant to the Settlement agreement (as defined in Note 17, “Commitments and Contingencies”).
We are currently under examination by the IRS with respect to the deduction of the approximately $1.49 billion for the 2014 taxable year for the payments made pursuant to the Settlement agreement. The IRS has indicated that it intends to disallow this deduction in full. We strongly disagree with the IRS position and are protesting this finding with the IRS. The resolution of the IRS's challenge could take several years and the outcome cannot be predicted. Nevertheless, we believe that we have meritorious defenses for the deduction of the payments made pursuant to the Settlement agreement. If the IRS's disallowance of the deduction were sustained, in whole or in part, we would have to remit all or a portion of the refund of taxes previously received, which, in turn, could have a material adverse effect on our consolidated financial condition and results of operations. For further information concerning this matter, see Note 17, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements.
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
Increased legislative and regulatory activity and burdens, and a more stringent manner in which they are applied (particularly in the U.S.), could significantly impact our business and the economy as a whole. This includes, among other things, interpretations and clarifications of recently enacted U.S. tax legislation, compliance costs and enforcement under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and costs associated with complying with the Patient Protection and Affordable Care Act of 2010 and the regulations promulgated thereunder.
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
As another example, the Affordable Care Act (the “ACA”), which was adopted in 2010 and is being phased in over several years, significantly affects the provision of both healthcare services and benefits in the U.S.; the ACA may impact our cost of providing our employees and retirees with health insurance and/or benefits, and may also impact various other aspects of our business. We provide benefits to our employees which are competitive within the industries in which we operate. The ACA did not have a material impact on our consolidated financial position or results of operations in 2017, 2016 or 2015; however, we are continuing to assess the impact of the ACA on our healthcare benefit costs. The regulatory environment is still developing, and the potential exists for future legislation and regulations to be adopted. These developments, as well as the increasingly strict regulatory environment, may also adversely affect the customers to which, and the markets into which, we sell our products, and increase our costs and otherwise negatively affect our business, consolidated financial condition or results of operations, including in ways that cannot yet be foreseen.
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
We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and our corporate and financing structure. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. Additional changes in tax laws could increase our overall taxes and our business, consolidated financial condition or results of operations could be adversely effected in a material way. In addition, the tax authorities in any applicable jurisdiction, including the U.S., may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any applicable tax authorities, including U.S. tax authorities, were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material adverse effect on our business, consolidated financial condition or results of our operations.

U.S. federal income tax reform could adversely affect us.
The 2017 Tax Cuts and Jobs Act (the "TCJA"), which was enacted on December 22, 2017, significantly affects U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The TCJA, among other things, reduces the U.S. corporate income tax rate from 35% to 21%, creates a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries, and creates a new tax on certain foreign earnings. We continue to examine the impact the TCJA may have on our business. The TCJA requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the TCJA and the accounting for such provisions require the accumulation of information not previously required or regularly produced. As a result, and in conjunction with the complexity of the tax implications associated with the sale of Diversey, we are in the process of quantifying the mandatory tax on previously deferred foreign earnings of our U.S. subsidiaries. This amount could have a material adverse effect on our consolidated financial position, results of operations and/or statement of cash flows.
Concerns about greenhouse gas (“GHG”) emissions and climate change and the resulting governmental and market responses to these issues could increase costs that we incur and could otherwise affect our consolidated financial condition or results of operations.
Numerous legislative and regulatory initiatives have been enacted and proposed in response to concerns about GHG emissions and climate change. We are a manufacturing entity that utilizes petrochemical-based raw materials to produce many of our products, including plastic packaging materials. Increased environmental legislation or regulation could result in higher costs for us in the form of higher raw materials, freight and energy costs. We could also incur additional compliance costs for monitoring and reporting emissions and for maintaining permits. It is also possible that certain materials might cease to be permitted to be used in our processes.

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
We own, or have licenses to use, all of the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our major products both in the U.S. and in other countries/regions where our products are principally sold. Trademark and trade name protection is important to our business. Although most of our trademarks are registered in the U.S. and in the foreign countries/regions in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of some foreign countries/regions may not protect our intellectual property rights to the same extent as the laws of the U.S. The costs required to protect our trademarks and trade names may be substantial.
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
As a result of acquisitions we may record a significant amount of goodwill and other identifiable intangible assets and we may never realize the full carrying value of the related assets.
As a result of acquisitions we record a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies.
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
We manufacture products in 94 facilities, with 15 of those facilities serving more than one of our business segments and our Medical and Other categories of products. The geographic dispersion of our manufacturing facilities is as follows:

Geographic Region	Number of Manufacturing Facilities
North America	32
Europe, Middle East and Africa ("EMEA")	26
Latin America	10
Asia, Australia and New Zealand ("APAC")	26
Total	94
Manufacturing Facilities by Reportable Segment and Other
Food Care: We produce Food Care products in 37 manufacturing facilities, of which 8 are in North America, 12 in EMEA, 8 in Latin America, 9 in APAC.
Product Care: We produce Product Care products in 72 manufacturing facilities, of which 27 are in North America, 20 in EMEA, 3 in Latin America, 22 in APAC.
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
We also occupy facilities containing sales, distribution, technical, warehouse or administrative functions at a number of locations in the U.S. and in many foreign countries/regions. Some of these facilities are located on the manufacturing sites that we own and some of these are leased. Stand-alone facilities of these types are generally leased. Our global headquarters is located in an owned property in Charlotte, North Carolina. For a list of those countries/regions outside of the U.S. where we have operations, see "Foreign Operations" above. Our website, www.sealedair.com, contains additional information about our worldwide business.
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
At December 31, 2017, we were a party to, or otherwise involved in, several federal, state and foreign environmental proceedings and private environmental claims for the cleanup of “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and other sites. We may have potential liability for investigation and cleanup of some of these sites. It is our policy to accrue for environmental cleanup costs if it is probable that a liability has been incurred and if we can reasonably estimate an amount or range of costs associated with various alternative remediation strategies, without giving effect to any possible future insurance proceeds. As assessments and cleanups proceed, we review these liabilities periodically and adjust our reserves as additional information becomes available. At December 31, 2017, environmental related reserves were not material to our consolidated financial condition or results of operations. While it is often difficult to estimate potential liabilities and the future impact of environmental matters, based upon the information currently available to us and our experience in dealing with these matters, we believe that our potential future liability with respect to these sites is not material to our consolidated financial condition or results of operations.

We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations.
Item 4.        Mine Safety Disclosures.
Not applicable.

Executive Officers of the Registrant
The information appearing in the table below sets forth the current position or positions held by each of our executive officers, the officer’s age as of January 31, 2018, the year in which the officer was first elected to the position currently held with us or with the former Sealed Air Corporation, now known as Sealed Air Corporation (US) and a wholly-owned subsidiary of the Company, and the year in which such person was first elected an officer. All of our officers serve at the pleasure of the Board of Directors.
There are no family relationships among any of our officers or directors.

Name and Current Position	Age as of January 31, 2018	First Elected to Current Position	First Elected an Officer
Edward L. Doheny II President, Chief Executive Officer and Director	55	2018	2017
Emile Z. Chammas Senior Vice President	49	2010	2010
Kenneth P. Chrisman Senior Vice President	53	2014	2014
Karl R. Deily Senior Vice President	60	2006	2006
William G. Stiehl Acting Chief Financial Officer, Chief Accounting Officer and Controller	56	2013	2013

Mr. Doheny joined Sealed Air as Chief Operating Officer and CEO-Designate in September 2017 and was elected a Director of Sealed Air Corporation. He became President and CEO effective January 1, 2018.  Prior to joining the Company in September 2017, Mr. Doheny served as President and Chief Executive Officer and a Director of Joy Global Inc. from December 2013 through May 2017. Mr. Doheny also served as the Executive Vice President of Joy Global and President and Chief Operating Officer of its Underground Mining Machinery business from 2006 to 2013, where he had global responsibility for the company's underground mining machinery business. Prior to joining Joy Global, Mr. Doheny had a 21-year career with Ingersoll-Rand Corporation holding a series of senior executive positions of increasing responsibility, including President of Industrial Technologies from 2003 to 2005 and as President of the Air Solutions Group from 2000 to 2003.
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
Effective October 31, 2017, the Company appointed Mr. Stiehl as Acting Chief Financial Officer. Prior to joining the Company in January 2013, Mr. Stiehl was Vice President of Finance and Controller of the Aerostructures business unit of United Technologies Corporation from July 2012 through December 2012. Mr. Stiehl worked at Goodrich Corporation from 2006 through 2012. Mr. Stiehl also served as Senior Audit Manager with Deloitte and has worked in various accounting and finance positions for over twenty-five years with increasing levels of responsibilities.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the New York Stock Exchange under the trading symbol SEE. The table below shows the quarterly high and low closing sales prices of our common stock and cash dividends per share for 2017 and 2016.

2017	High	Low	Dividend
First Quarter	$50.22	$43.30	$0.16
Second Quarter	46.41	42.30	0.16
Third Quarter	46.12	41.72	0.16
Fourth Quarter	49.66	43.01	0.16

2016	High	Low	Dividend
First Quarter	$48.53	$38.36	$0.13
Second Quarter	52.68	43.55	0.16
Third Quarter	49.41	45.11	0.16
Fourth Quarter	48.84	42.45	0.16
As of February 9, 2018, there were approximately 4,261 holders of record of our common stock.
Dividends
Our Amended Credit Facility and the senior notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock.
The following table shows our total cash dividends paid each year since 2010.

	Total Cash Dividends Paid	Total Cash Dividends Paid per Common Share
	(In millions)
2010	$79.7	$0.50
2011	87.4	0.52
2012	100.9	0.52
2013	102.0	0.52
2014	110.9	0.52
2015	106.8	0.52
2016	121.6	0.61
2017	119.7	0.64
Total	$829.0

The dividend payments discussed above are recorded as reductions to cash and cash equivalents and retained earnings on our Consolidated Balance Sheets. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial condition and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.

Common Stock Performance Comparisons
The following graph shows, for the five years ended December 31, 2017, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2012 in our common stock. The graph compares this return (“SEE”) with that of comparable investments assumed to have been made on the same date in: (a) the Standard & Poor’s 500 Stock Index (“Composite S&P 500”) and (b) a self-constructed peer group (“Peer Group”).
The Peer Group includes us and the following companies: AptarGroup, Inc.; Ashland Global Holdings Inc.; Avery Dennison Corporation; Axalta Coating Systems Ltd.; Ball Corporation; Bemis Company, Inc; Berry Global Group, Inc.; Celanese Corporation; Crown Holdings, Inc.; Greif, Inc.; Graphic Packaging Holding Company; Maple Leaf Foods Inc.; Owens-Illinois, Inc.; Packaging Corporation of America; PolyOne Corporation; Silgan Holdings Inc.; and Sonoco Products Company.
Total return for each assumed investment assumes the reinvestment of all dividends on December 31 of the year in which the dividends were paid.

Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended December 31, 2017, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchase(i)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of September 30, 2017				$1,490,004,316
October 1, 2017 through October 31, 2017	6,691	—	—	1,490,004,316
November 1, 2017 through November 30, 2017	9,580,524	44.99	9,575,792	1,057,017,974
December 1, 2017 through December 31, 2017	2,299,461	48.58	2,263,800	947,060,470
Total	11,886,676		11,839,592	$947,060,470

(i)
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

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column “a”	Forfeitures under Omnibus Incentive Plan	Total
	(a)	(b)	(c)	(d)
October 2017	1,647	$44.16	5,044	6,691
November 2017	—	—	4,732	4,732
December 2017	35,661	49.30	—	35,661
Total	37,308		9,776	47,084

On July 9, 2015, the Board of Directors authorized a new stock repurchase program to repurchase up to $1.5 billion of the Company’s issued and outstanding common stock. This new program replaced the previous stock repurchase program approved in August 2007. On March 25, 2017, the Board of Directors further authorized up to an additional $1.5 billion of repurchases of the Company’s outstanding common stock under such program. This program has no set expiration date.

Item 6.        Selected Financial Data

	Year Ended December 31,
(In millions, except share data)	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data(3):
Net sales	$4,461.6	$4,211.3	$4,410.3	$4,875.0	$4,825.8
Gross profit	1,417.2	1,404.9	1,455.2	1,438.3	1,360.0
Operating profit	596.0	631.4	617.4	553.8	520.0
Loss on debt redemption	—	(0.1)	(110.0)	(102.5)	(36.3)
Earnings from continuing operations before income tax provision	393.3	387.9	291.4	186.4	104.1
Net earnings (loss) from continuing operations	62.8	292.3	158.8	164.6	13.4
Gain on sale of discontinued operations, net of taxes(1)(2)	640.7	—	—	—	22.9
Net earnings from discontinued operations, net of tax(1)(2)	111.4	194.1	176.6	93.5	89.5
Net earnings available to common stockholders	$814.9	$486.4	$335.4	$258.1	$125.8
Basic and diluted net earnings (loss) per common share:
Basic
Continuing operations	$0.34	$1.50	$0.78	$0.78	$0.07
Discontinued operations(1)(2)	3.99	0.99	0.85	0.44	0.58
Net earnings per common share—basic	$4.33	$2.49	$1.63	$1.22	$0.65
Diluted
Continuing operations	$0.33	$1.48	$0.77	$0.77	$0.06
Discontinued operations(1)(2)	3.96	0.98	0.85	0.43	0.52
Net earnings per common share—diluted	$4.29	$2.46	$1.62	$1.20	$0.58
Dividends per common share	$0.64	$0.61	$0.52	$0.52	$0.52
Consolidated Balance Sheets Data:
Total assets	$5,280.3	$7,415.5	$7,395.1	$7,912.0	$9,132.3
Settlement agreement and related accrued interest	—	—	—	—	925.1
Long-term debt, less current portion(1)(2)	3,230.5	3,762.6	4,076.7	4,014.1	3,920.6
Total stockholders’ equity	152.3	609.7	527.0	1,162.8	1,416.3
Consolidated Cash Flows Data(3):
Net cash provided by (used in) operating activities	$424.4	$906.9	$982.1	$(218.8)	$640.4
Net cash provided by (used in) investing activities	1,813.6	(314.8)	(60.0)	(126.3)	(113.9)
Net cash used in financing activities	(1,864.3)	(540.9)	(788.7)	(321.2)	(319.9)
Other Financial Data:
Depreciation and amortization	$149.3	$214.0	$213.3	$107.5	$120.5
Share-based incentive compensation	44.9	59.9	61.2	46.4	24.1
Capital expenditures	(183.8)	(275.7)	(184.0)	129.7	102.3

(1)
Operating results for the Diversey Care division and the Food Hygiene and Cleaning business within our Food Care division were reclassified to discontinued operations in 2013 through the sale on September 6, 2017. The related assets and liabilities were reclassified to assets and liabilities held for sale as of December 31, 2013. See Note 3, "Discontinued Operations, Divestitures and Acquisitions," of the Notes to Consolidated Financial Statements for further information about the sale of the Diversey Care division and the Food Hygiene and Cleaning business within our Food Care division.

(2)
Operating results for the rigid medical packaging business were reclassified to discontinued operations in 2013. See Note 3, “Discontinued Operations, Divestitures and Acquisitions,” of the Notes to Consolidated Financial Statements in our previously filed Form 10-K for the year ended December 31, 2013 for further information about the sale of our rigid medical packaging business in 2013.

(3)
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the factors that contributed to our consolidated operating results and our consolidated cash flows for the three years ended December 31, 2017.

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

On March 25, 2017, we entered into a definitive agreement to sell the Diversey Care division and the Food Hygiene and Cleaning business within the Food Care division (collectively "Diversey"). The sale of Diversey was completed on September 6, 2017. The net assets of Diversey met the criteria to be classified as “held for sale” for the period ended December 31, 2016. Results of operations for Diversey are reported as discontinued operations in all periods presented. See Note 3, “Discontinued Operations, Divestitures and Acquisitions” of the Notes to the Consolidated Financial Statements for further information.
The Company’s segment reporting structure now consists of two reportable segments and a Corporate category as follows:

•	Food Care (including Medical Applications and New Ventures businesses); and

•	Product Care.
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
See Note 4, “Segments” of the Notes to the Consolidated Financial Statements for further information.
Overview
We are a global leader in food safety and security and product protection. We serve an array of end markets including food and beverage processing, food service, retail, healthcare and industrial, and commercial and consumer applications. Our focus is on achieving quality sales growth through leveraging our geographic footprint, technological know-how and leading market positions to bring measurable, sustainable value to our customers, employees and investors. We have widely recognized and inventive brands such as Cryovac® packaging technology, and our Bubble Wrap® brand cushioning, Jiffy® protective mailers, and Instapak® foam-in-place systems.
As of December 31, 2017, we employed approximately 2,300 sales, marketing and customer service personnel throughout the world who sell and market our products to and through a large number of distributors, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, food service businesses, supermarket retailers, lodging, retail pharmaceutical companies, healthcare facilities, medical device manufacturers, and other manufacturers. We have no material long-term contracts for the distribution of our products. In 2017, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales.
Historically, net sales in our Food Care segment have tended to be slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter, due to holiday events. Net sales in our Product Care segment have also tended to be slightly lower in the first quarter and higher in the mid-third quarter and through the fourth quarter due to the holiday shopping season. On a consolidated basis, there is little seasonality in the business with net sales slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter. Our consolidated net earnings typically trend directionally the same as our net sales seasonality. Cash flow from operations tends to be higher in the second half of the year, reflecting seasonality of sales and working capital changes, including the timing of certain annual incentive compensation payments.
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
Recent Events and Trends

On October 2, 2017, the Product Care Division acquired Fagerdala Singapore Pte Ltd., a manufacturer and fabricator of polyethylene foam for approximately $100 million in cash. Refer to Note 3, “Discontinued Operations, Divestitures and Acquisitions,” of the Notes to the Consolidated Financial Statements for additional information on the acquisition.

On December 22, 2017, U.S. federal legislation, commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"), was signed into law, significantly reforming tax law by changing how the U.S. imposes income tax on multinational corporations. The TCJA, among other things, reduces the U.S. corporate income tax rate from 35% to 21%, creates a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries, and creates new taxes on certain foreign earnings. Refer to Note 16, “Income Taxes” of the Notes to the Consolidated Financial Statements for additional information on the TCJA.

The Company was a party in an anti-trust class-action litigation settlement that approved a distribution to the Company of net proceeds of approximately $13 to $15 million, with the majority expected to be received in early 2018, and any remaining balance upon subsequent Court order.

Highlights of Financial Performance
Below are the highlights of our financial performance for the three years ended December 31.

	Year Ended December 31,			2017 vs. 2016	2016 vs. 2015
(In millions, except per share amounts)	2017	2016	2015	% Change	% Change
Net sales	$4,461.6	$4,211.3	$4,410.3	5.9%	(4.5)%
Gross profit	$1,417.2	$1,404.9	$1,455.2	0.9%	(3.5)%
As a % of net sales	31.8%	33.4%	33.0%
Operating profit	$596.0	$631.4	$617.4	(5.6)%	2.3%
As a % of net sales	13.4%	15.0%	14.0%
Net earnings from continuing operations	$62.8	$292.3	$158.8	(78.5)%	84.1%
Gain loss on discontinued operations, net of taxes	$640.7	$—	$—	100.0%	—%
Net earnings from discontinued operations, net of taxes	$111.4	$194.1	$176.6	(42.6)%	9.9%
Net earnings available to common stockholders	$814.9	$486.4	$335.4	67.5%	45.0%
Basic:
Continuing operations	$0.34	$1.50	$0.78	(77.3)%	92.3%
Discontinued operations	3.99	0.99	0.85	303.0%	16.5%
Net earnings per common share - basic	$4.33	$2.49	$1.63	73.9%	52.8%
Diluted:
Continuing operations	$0.33	$1.48	$0.77	(77.7)%	92.2%
Discontinued operations	3.96	0.98	0.85	304.1%	15.3%
Net earnings per common share - diluted	$4.29	$2.46	$1.62	74.4%	51.9%
Weighted average number of common shares outstanding:
Basic	186.9	194.3	203.9
Diluted	188.9	197.2	206.7
Non-U.S. GAAP Adjusted EBITDA from continuing operations(1)	$833.3	$809.2	$850.1	3.0%	(4.8)%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)(3)	$1.81	$1.70	$1.84	6.5%	(7.6)%

(1)	See Note 4, “Segments” of the Notes to Consolidated Financial Statements for a reconciliation of U.S. GAAP net earnings to Non-U.S. GAAP Adjusted EBITDA.

(2)	See “Diluted Net Earnings per Common Share” below for a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP adjusted EPS.

(3)	Represents U.S. GAAP EPS adjusted for the net effect of Special Items, which are certain specified infrequent, non-operational or one-time costs/credits.

Diluted Net Earnings per Common Share
The following table presents a reconciliation of our U.S. GAAP EPS to non-U.S. GAAP adjusted EPS from continuing operations.

	Year Ended December 31,
	2017		2016		2015
(In millions, except per share data)	Net Earnings	EPS	Net Earnings	EPS	Net Earnings	EPS
U.S. GAAP net earnings and EPS available to common stockholders from continuing operations(1)	$62.8	$0.33	$292.3	$1.48	$158.8	$0.77
Special Items(2)	279.8	1.48	42.4	0.22	221.1	1.07
Non-U.S. GAAP adjusted net earnings and adjusted EPS available to common stockholders from continuing operations	$342.6	$1.81	$334.7	$1.70	$379.9	$1.84
Weighted average number of common shares outstanding – Diluted		188.9		197.2		206.7

(1)	Net earnings per common share are calculated under the two-class method.

(2)	Special Items include the following:

	Year Ended December 31,
(In millions, except per share data)	2017	2016	2015
Special Items:
Restructuring and other charges(1)	$(12.1)	$(2.5)	$(48.7)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(14.3)	(19.8)	(25.7)
SARs	2.6	(0.7)	(3.9)
Foreign currency exchange loss related to Venezuelan subsidiaries	—	(1.7)	(27.2)
Charges related to ceasing operations in Venezuela(1)	—	(48.5)	—
Loss on debt redemption and refinancing activities	—	(0.1)	(110.0)
(Loss) gain on sale of North American foam trays and absorbent pads business and European food trays business	—	(1.8)	13.4
Charges related to acquisitions and divestitures and the sale of property, plant and equipment	(15.5)	—	—
Charges incurred related to the sale of Diversey	(68.6)	(1.4)	—
Settlement/curtailment benefits related to the sale of Diversey pension plans	13.5	—	—
Other Special Items(2)	(3.1)	(0.6)	(1.2)
Pre-tax impact of Special Items	$(97.5)	$(77.1)	$(203.3)
Tax impact of Special Items and Tax Special Items(3)	(182.3)	34.7	(17.8)
Net impact of Special Items	$(279.8)	$(42.4)	$(221.1)
Weighted average number of common shares outstanding - Diluted	188.9	197.2	206.7
Earnings per share impact from Special Items	$(1.48)	$(0.22)	$(1.07)

(1)
Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country.  Refer to Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards" of the Notes to the Consolidated Financial Statements for further details.

(2)
Other Special Items for the year ended December 31, 2017 primarily included transaction costs related to reorganizations. Other Special Items for the year ended December 31, 2016 primarily included legal fees associated with restructuring and immaterial divestitures and acquisitions partially offset by a reduction in a non-income tax reserve following the completion of a governmental audit. Other Special Items for the year ended December 31, 2015 primarily included legal fees associated with restructuring and acquisitions.

(3)	Refer to Note 1 of the following table for a description of Tax Special Items.

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Year Ended December 31,
(In millions, except per share data)	2017	2016	2015
U.S. GAAP Earnings before income tax provision	$393.3	$387.9	$291.4
Pre-tax impact of Special Items	(97.5)	(77.1)	(203.3)
Non-U.S. GAAP Adjusted Earnings before income tax provision	$490.8	$465.0	$494.7

U.S. GAAP Income tax provision	$330.5	$95.6	$132.6
Tax Special Items(1)	(208.1)	23.7	(73.6)
Tax impact of Special Items(2)	25.8	11.0	55.8
Non-U.S. GAAP Adjusted Income tax provision	$148.2	$130.3	$114.8

U.S. GAAP Effective income tax rate	84.0%	24.6%	45.5%
Non-U.S. GAAP Adjusted income tax rate	30.2%	28.0%	23.2%

(1)
For the year ended December 31, 2017, the Tax Special Items include the impact of the sale of Diversey, the revaluation of deferred tax assets as a result of U.S. Tax Reform and an increase in unrecognized tax benefits in foreign jurisdictions. For the year ended December 31, 2016, the Tax Special Items included adjustments to foreign tax credits and a change in the permanent reinvestment assertion in some of our foreign jurisdictions (i.e. a change in our repatriation of foreign earnings strategy). For the year ended December 31, 2015, the Tax Special Items included an increase in unrecognized tax benefits related to the Settlement Agreement.

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
The following table presents the approximate favorable or (unfavorable) impact foreign currency translation had on some of our consolidated financial results:

(In millions)	2017 vs. 2016	2016 vs. 2015
Net sales	$29.9	$(124.9)
Cost of sales	(22.5)	85.6
Selling, general and administrative expenses	(4.9)	20.8
Net earnings	(0.9)	17.0
Adjusted EBITDA	4.9	(39.1)

Net Sales by Geographic Region

The following tables present the components of the change in net sales by geographic region for the year ended December 31, 2017 compared with 2016 and for the year ended December 31, 2016 compared with 2015. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

(In millions)	North America		EMEA		Latin America		APAC		Total
2016 net sales	$2,237.8	53.1%	$962.7	22.9%	$396.8	9.4%	$614.0	14.6%	$4,211.3

Volume – Units	161.4	7.2%	12.9	1.3%	5.9	1.5%	8.6	1.4%	188.8	4.5%
Price/mix(1)	12.9	0.6%	(7.9)	(0.8)%	4.0	1.0%	(1.0)	(0.2)%	8.0	0.2%
Acquisition	—	—%	—	—%	—	—%	23.6	3.8%	23.6	0.6%
Total constant dollar change (Non-U.S. GAAP)	174.3	7.8%	5.0	0.5%	9.9	2.5%	31.2	5.0%	220.4	5.2%
Foreign currency translation	2.9	0.1%	17.0	1.8%	2.6	0.7%	7.4	1.2%	29.9	0.7%
Total change (U.S. GAAP)	177.2	7.9%	22.0	2.3%	12.5	3.2%	38.6	6.2%	250.3	5.9%

2017 net sales	$2,415.0	54.1%	$984.7	22.1%	$409.3	9.2%	$652.6	14.6%	$4,461.6

(In millions)	North America		EMEA		Latin America		APAC		Total
2015 net sales	$2,315.3	52.5%	$1,033.1	23.4%	$423.3	9.6%	$638.6	14.5%	$4,410.3

Volume – Units	68.8	3.0%	20.8	2.0%	(27.1)	(6.4)%	(15.7)	(2.6)%	46.8	1.2%
Price/mix(1)	(88.5)	(3.8)%	(0.4)	—%	72.2	17.1%	(2.7)	(0.4)%	(19.4)	(0.4)%
Divestitures	(52.9)	(2.3)%	(48.6)	(4.7)%	—	—%	—	—%	(101.5)	(2.3)%
Total constant dollar change (Non-U.S. GAAP)	(72.6)	(3.1)%	(28.2)	(2.6)%	45.1	10.7%	(18.4)	(2.9)%	(74.1)	(1.6)%
Foreign currency translation	(4.9)	(0.3)%	(42.2)	(4.2)%	(71.6)	(16.9)%	(6.2)	(1.0)%	(124.9)	(2.9)%
Total change (U.S. GAAP)	(77.5)	(3.3)%	(70.4)	(6.8)%	(26.5)	(6.2)%	(24.6)	(3.9)%	(199.0)	(4.5)%

2016 net sales	$2,237.8	53.1%	$962.7	22.9%	$396.8	9.4%	$614.0	14.5%	$4,211.3

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

Net Sales by Segment
The following tables present the components of change in net sales by our segment reporting structure for 2017 compared with 2016 and 2016 compared with 2015. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

(In millions)	Food Care		Product Care		Total Company
2016 Net Sales	$2,686.8	63.8%	$1,524.5	36.2%	$4,211.3

Volume – Units	102.6	3.8%	86.2	5.7%	188.8	4.5%
Price/mix(1)	(0.7)	—%	8.7	0.6%	8.0	0.2%
Acquisition	—	—%	23.6	1.5%	23.6	0.6%
Total constant dollar change (Non-U.S. GAAP)	101.9	3.8%	118.5	7.8%	220.4	5.2%
Foreign currency translation	26.5	1.0%	3.4	0.2%	29.9	0.7%
Total change (U.S. GAAP)	128.4	4.8%	121.9	8.0%	250.3	5.9%

2017 Net Sales	$2,815.2	63.1%	$1,646.4	36.9%	$4,461.6

(In millions)	Food Care		Product Care		Total Company
2015 Net Sales	$2,856.1	64.8%	$1,554.2	35.2%	4,410.3

Volume – Units	25.5	0.9%	21.3	1.4%	$46.8	1.2%
Price/mix(1)	9.3	0.3%	(28.7)	(1.8)%	(19.4)	(0.4)%
Divestitures	(101.5)	(3.6)%	—	—%	(101.5)	(2.3)%
Total constant dollar change (Non- U.S. GAAP)	(66.7)	(2.3)%	(7.4)	(0.5)%	(74.1)	(1.6)%
Foreign currency translation	(102.6)	(3.6)%	(22.3)	(1.4)%	(124.9)	(2.9)%
Total change (U.S. GAAP)	(169.3)	(5.9)%	(29.7)	(1.9)%	(199.0)	(4.5)%

2016 Net Sales	$2,686.8	63.8%	$1,524.5	36.2%	$4,211.3

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

Food Care
2017 compared with 2016
As reported, net sales increased $128 million, or 5%, in 2017 compared with 2016, of which $27 million was due to positive currency impact. On a constant dollar basis, net sales increased $102 million, or 4%, in 2017 compared with 2016 primarily due to the following:

•	higher unit volumes of $117 million, reflecting an increase in North America on strong demand of protein packaging and more modest increases in EMEA and Latin America.
This was partially offset by:

•	lower unit volumes in APAC of $14 million primarily due to the continuation of historically low slaughter rates in Australia; and

•	unfavorable price/mix of $1 million.
2016 compared with 2015
As reported, net sales decreased $169 million, or 6%, in 2016 compared with 2015, of which $103 million was due to negative currency impact. On a constant dollar basis, net sales decreased $67 million, or 2%, in 2016 compared with 2015 primarily due to the following:

•	the divestiture of our North American foam trays and absorbent pads and European food trays businesses of $102 million; and

•
lower unit volumes of $39 million, reflecting continued economic uncertainty and social and political instability in Latin America, and lower demand in Asia Pacific driven by historically low slaughter rates in Australia.

These were partially offset by:

•
higher unit volumes of $64 million, in North America and EMEA combined with strong demand within our core product portfolio, adoption of new products and increased market penetration of advanced packaging solutions; and

•
favorable price/mix of $9 million reflecting an increase in Latin America and EMEA, primarily due to pricing initiatives implemented to offset currency devaluation, a favorable mix of new higher margin products and the implementation of value-added pricing initiatives and non-material inflationary costs, which was partially offset by unfavorable price/mix in North America primarily attributable to the timing of formula pricing adjustments at key customers.

Product Care
2017 compared with 2016
As reported, net sales increased $122 million, or 8%, in 2017 compared with 2016, of which $3 million was due to positive currency impact. On a constant dollar basis, net sales increased $119 million, or 8%, in 2017 compared with 2016 primarily due to the following:

•	incremental sales resulting from the acquisition of Fagerdala in Singapore of $24 million;

•
higher unit volumes of $86 million across all regions, primarily in North America due to ongoing strength in the e-Commerce and third party logistics markets as well as increased volume units in APAC; and

•	favorable price/mix of $9 million.
2016 compared with 2015
As reported, net sales decreased $30 million, or 2%, in 2016 compared with 2015, of which $22 million was due to negative currency impact. On a constant dollar basis, net sales decreased $7 million, or 1%, in 2016 compared with 2015 primarily due to the following:

•	lower unit volumes of $39 million primarily due to rationalization and weakness in the industrial sector, as well as declines in Latin America due to the political and economic environment; and

•
unfavorable price/mix of $29 million primarily in North America driven by targeted pricing incentives and an unfavorable product mix related to accelerated growth in e-Commerce and a shift in demand due to more innovative, resource-efficient solutions.

This was partially offset by:

•	higher unit volumes of $64 million, primarily in North America and EMEA due to ongoing strength in the e-Commerce and third party logistics markets.
Cost of Sales
Cost of sales for three years ended December 31, were as follows:

	Year Ended December 31,			2017 vs. 2016	2016 vs. 2015
(In millions)	2017	2016	2015	% Change	% Change
Net sales	$4,461.6	$4,211.3	$4,410.3	5.9%	(4.5)%
Cost of sales	3,044.4	2,806.4	2,955.1	8.5%	(5.0)%
As a % of net sales	68.2%	66.6%	67.0%

2017 compared with 2016
As reported, cost of sales increased by $238 million, or 8%, in 2017 as compared to 2016. Cost of sales was impacted by unfavorable foreign currency translation of $23 million. On a constant dollar basis, cost of sales increased $215 million, or

8%, primarily due to higher raw material costs on increased sales volumes, non-material inflation and freight costs and increase costs due to acquisitions.
2016 compared with 2015
As reported, costs of sales decreased $149 million, or 5%, in 2016 as compared to 2015. Cost of sales was impacted by favorable foreign currency translation of $86 million. On a constant dollar basis, cost of sales decreased $63 million, or 2%, primarily due to the divestiture of the North American foam trays and absorbent pads business and European food trays business of $79 million. This was partially offset by an increase in expenses representing higher non-material manufacturing and direct costs, including salary and wage inflation, partially offset by restructuring savings and lower incentive based compensation.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for three years ended December 31, are included in the table below.

	Year Ended December 31,			2017 vs. 2016	2016 vs. 2015
(In millions)	2017	2016	2015	% Change	% Change
Selling, general and administrative expenses	$796.0	$755.7	$778.0	5.3%	(2.9)%
As a % of net sales	17.8%	17.9%	17.6%

2017 compared with 2016

As reported, SG&A expenses increased $40 million, or 5%, in 2017 as compared to 2016. SG&A expenses were impacted by unfavorable foreign currency translation of $5 million. On a constant dollar basis, SG&A expenses increased $35 million, or 5%, primarily related to salary and wage inflation.
2016 compared with 2015
As reported, SG&A expenses decreased $22 million, or 3%, in 2016 as compared to 2015. SG&A expenses were impacted by favorable foreign currency translation of $21 million. On a constant dollar basis, SG&A expenses were essentially the same as in the prior year, reflecting restructuring savings and lower incentive-based compensation, which more than offset salary inflation and targeted investments in sales and marketing.
Amortization Expense of Intangible Assets Acquired
Amortization expense of intangible assets acquired for the years ended December 31, were as follows:

	Year Ended December 31,			2017 vs. 2016	2016 vs. 2015
(In millions)	2017	2016	2015	% Change	% Change
Amortization expense of intangible assets acquired	$13.1	$15.0	$11.1	(12.7)%	35.1%
As a % of net sales	0.3%	0.4%	0.3%

From 2017 to 2016 amortization expense of intangible assets was minimally impacted by foreign currency translation. On a constant dollar basis, amortization expenses decreased $2 million, or 12%, primarily related to assets which were separated as part of the sale of Diversey. The increase from 2016 to 2015 was primarily due primarily related to increases in capitalized software due to the rollout of an ERP system.
Restructuring Activities

See Note 9, “Restructuring and Relocation Activities,” of the Notes to Consolidated Financial Statements for additional details regarding each of the Company’s restructuring programs discussed below, restructuring plan’s accrual, spending and other activity for the year ended December 31, 2017.

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
The Program is estimated to generate incremental cost savings of $130 million to $150 million (which includes approximately $90 million related to Sealed Air's continuing operations) by the end of 2019, compared with the savings run rate achieved by the end of 2015. For the year ended December 31, 2017, the Program generated cost savings of $32 million, primarily in selling, general and administration expenses of which approximately $17 million of savings is in discontinued operations.
Additionally, the Program is expected to generate one-time cash benefits of approximately $70 million from the sale of certain assets, state and local incentives in connection with the relocation of the Company’s headquarters and reductions in working capital. Through December 31, 2017, we had generated $30 million in cash related to the sale of our facility located in Racine, Wisconsin, $10 million from other site sales and $9 million from grants and other working capital benefits.
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
Interest expense for the years ended December 31, were as follows:

	Year Ended December 31,			2017 vs. 2016	2016 vs. 2015
(In millions)	2017	2016	2015	Change	Change
Interest expense on our various debt instruments:
Term Loan A due July 2017(1)	$3.6	$5.2	$4.4	$(1.6)	$0.8
Term Loan A due July 2019 (October 2016 prior to refinance)(2)	18.6	19.9	18.0	(1.3)	1.9
Revolving credit facility due July 2019 (October 2016 prior to refinance)(2)	2.4	2.4	2.4	—	—
6.50% Senior Notes due December 2020	28.1	27.7	28.0	0.4	(0.3)
8.375% Senior Notes due September 2021(3)	—	—	30.4	—	(30.4)
4.875% Senior Notes due December 2022	21.5	21.4	21.3	0.1	0.1
5.25% Senior Notes due April 2023	23.0	23.0	23.0	—	—
4.50% Senior Notes due September 2023(3)	21.0	20.4	10.9	0.5	9.5
5.125% Senior Notes due December 2024	22.3	22.3	22.3	—	—
5.50% Senior Notes due September 2025(3)	22.3	22.3	12.1	—	10.2
6.875% Senior Notes due July 2033	31.0	31.0	31.0	—	—
Other interest expense	18.3	14.7	12.6	3.7	2.1
Less: capitalized interest	(10.3)	(10.9)	(5.4)	0.7	(5.5)
Total	$201.8	$199.4	$211.0	$2.4	$(11.6)

(1)	We repaid the notes upon maturity in July 2017.

(2)
In connection with the sale of Diversey, the Company prepaid several tranches of the Term Loan A facility due in July 2019. See Note 11, “Debt and Credit Facilities” of the Notes to Consolidated Financial Statements for further details.

(3)
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
In the second quarter of 2015, Sealed Air sold its equity interest in the joint venture which had a carrying value of zero and in connection with the closing of this sale, Sealed Air and the other partner had to pay a portion of the outstanding debt that the joint venture owed for which Sealed Air had recorded a current liability in 2012.  At closing, Sealed Air also collected its outstanding receivables and paid certain payables to the joint venture. In July 2015, the partner paid the remaining outstanding debt balance and Sealed Air was relieved of its remaining guarantee obligation. Therefore, the remaining liability for the guarantee was reversed. As a result of these transactions, we recorded in 2015 pre-tax income of $9 million which was reflected as a Special Item and is excluded from our Adjusted EBITDA results. Included in this amount was $7 million related to the portion of the debt that the partner paid which is reflected in other income (expense), net, $2 million due to the reversal of allowance for bad debts which is reflected in selling, general and administrative expenses and in other income (expense), net and less than $1 million related to the impact of the revaluation of the non-U.S. dollar-denominated contingent liability and the related foreign currency forward contracts which was included in other income, net.
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
Ceasing Operations in Venezuela
Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country. Foreign exchange control regulations have affected our Venezuelan subsidiaries ability to obtain inventory and maintain normal production. This resulted in total costs of $49 million being incurred which included the following (i) a voluntary reduction in headcount including severance and termination benefits for employees of less than $1 million, (ii) depreciation and amortization expense related to fixed assets and intangibles of $1 million, (iii) inventory reserves of less than $1 million and (iv) income tax expense of $1 million and (v) the reclassification of $47 million of cumulative translation adjustment resulting in a charge to Net income as the Company’s decision to cease operations is similar to a substantially complete liquidation.
Other (Expense) Income, Net
See Note 20, “Other (Expense) Income, net,” of the Notes to Consolidated Financial Statements for the components and discussion of other income, net.

Income Taxes
The table below shows our effective income tax rate (“ETR”).

Year Ended	Effective Tax Rate
2017	84.0%
2016	24.6%
2015	45.5%

Our effective income tax rate for the year ended December 31, 2017 was 84.0%. The annual effective income tax rate is higher than the statutory rate primarily as a result of expense related to the sale of Diversey, the revaluation of deferred tax assets as a result of U.S. Tax Reform and an increase in unrecognized foreign tax benefits.

Our effective income tax rate for the year ended December 31, 2016 was 24.6% and for the year ended December 31, 2015 was 45.5%. The effective tax rate for the year ended December 31, 2016 is lower than the statutory rate primarily because of the mix of earnings and the change in our repatriation strategy.

Our effective income tax rate depends upon the realization of our net deferred tax assets. We have deferred tax assets related to accruals not yet deductible for tax purposes, foreign tax credits, state and foreign net operating loss carryforwards and investment tax allowances, employee benefit items, and other items.

The Internal Revenue Service (the “Service”) is currently auditing the 2011-2014 U.S. federal income tax returns of the Company.  Included in the audit of the 2014 return is the examination by the Service with respect to the Settlement agreement deduction and the related carryback to tax years 2004-2012. The outcome of the examination could affect the utilization of certain tax attributes and require us to make a significant payment.
We have established valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize our deferred tax assets depends in part upon our ability to carryback any losses created by the deduction of these temporary differences, the future income from existing temporary differences, and the ability to generate future taxable income within the respective jurisdictions during the periods in which these temporary differences reverse.  If we are unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Conversely, if we have sufficient future taxable income in jurisdictions where we have valuation allowances, we may be able to reverse those valuation allowances. There was a negligible change in our valuation allowances for the year ended December 31, 2017.
Interest and penalties on tax assessments are included in income tax expense.
Net Earnings from Continuing Operations
Net earnings from continuing operations for the years ended December 31, are included in the table below.

	Year Ended December 31,			2017 vs. 2016	2016 vs. 2015
(In millions)	2017	2016	2015	% Change	% Change
Net earnings from continuing operations	$62.8	$292.3	$158.8	(78.5)%	84.1%

For 2017, net income was unfavorably impacted by $280 million of Special Items, primarily related to Tax Special Items related to the sale of Diversey of $152 million, charges related to the sale of Diversey of $55 million ($29 million, net of taxes) related to professional fees and restructuring, restructuring and other restructuring associated costs related to our restructuring program of $26 million ($21 million, net of taxes) and other acquisition and divestiture activity of $16 million ($13 million, net of taxes).
For 2016, net income was unfavorably impacted by $42 million of Special Items, including charges related ceasing operations in Venezuela of $49 million ($46 million, net of taxes), restructuring and other restructuring associated costs related to our restructuring programs of $22 million ($17 million, net of taxes), foreign currency exchange losses related to our

Venezuelan subsidiaries of $2 million ($2 million, net of taxes), and additional loss from the sale of our European food trays business and other divestitures of $2 million ($2 million, net of taxes).
For 2015, net income was unfavorably impacted by $221 million of Special Items, including loss on debt redemption and refinancing activities of $110 million ($72 million, net of taxes), restructuring and other associated costs related to our restructuring programs of $74 million ($53 million, net of taxes) and foreign currency exchange losses related to Venezuelan subsidiaries of $27 million ($27 million, net of taxes). These amounts were partially offset by the net gain on the sale of our North American foam trays and absorbent pads business and European food trays business of $13 million ($6 million, net of taxes) and Tax Special Items related to an increase in unrecognized tax benefits associated with the Settlement Agreement.
Net Earnings from Discontinued Operations, Net of Taxes
As a result of the sale of Diversey, the results of operations for Diversey are reported as discontinued operations in all periods presented. During the year ended December 31, 2017, we recorded a gain on the sale of Diversey of $641 million. Refer to Note 3, “Discontinued Operations, Divestitures and Acquisitions,” of the Notes to Consolidated Financial Statements for additional information on Diversey. Net earnings from discontinued operations, net of taxes for December 31, 2017, 2016 and 2015 are included in the table below.

	Year Ended December 31,			2017 vs. 2016	2016 vs. 2015
(In millions)	2017	2016	2015	% Change	% Change
Net earnings from discontinued operations, net of taxes	$111.4	$194.1	$176.6	(42.6)%	9.9%
The sale of Diversey was completed on September 6, 2017, as a result, the majority of the discontinued operations activity took place in the first eight months of the year. For December 31, 2017, net earnings from discontinued operations included $28 million of tax expense.

For December 31, 2016, net earnings from discontinued operations were favorably impacted by $16 million of reduced tax expense which is primarily related to the release of reserves, and a reduced tax rate because of the mix of earnings in jurisdictions with lower tax rates.

For December 31, 2015, net earnings from discontinued operations were favorably impacted by $42 million of reduced tax expenses which is primarily related to the release of reserves and a reduced tax rate because of the mix of earnings in jurisdictions with lower tax rates.
Adjusted EBITDA by Segment

We allocate and disclose depreciation and amortization expense to our segments, although property and equipment, net is not allocated to the segment assets, nor is depreciation and amortization included in the segment performance metric Adjusted EBITDA. As of January 1, 2017 we modified our calculation of Adjusted EBITDA to exclude interest income. The impact in this modification was $8 million and $7 million for the years ended December 31, 2016 and 2015, respectively. We also allocate and disclose restructuring and other charges and impairment of goodwill and other intangible assets by segment, although it is not included in the segment performance metric Adjusted EBITDA since restructuring and other charges and impairment of goodwill and other intangible assets are categorized as Special Items. The accounting policies of the reportable segments and Corporate are the same as those applied to the Consolidated Financial Statements.
See Note 4, “Segments,” of the Notes to Consolidated Financial Statements for the reconciliation of U.S. GAAP net earnings from continuing operations to Non-U.S. GAAP Adjusted EBITDA and other segment details.

	Year Ended December 31,			2017 vs. 2016	2016 vs. 2016
(In millions)	2017	2016	2015	% Change	% Change
Food Care	$608.3	$605.4	$643.7	0.5%	(5.9)%
Adjusted EBITDA Margin	21.6%	22.5%	22.5%
Product Care	332.3	331.1	322.1	0.4%	2.8%
Adjusted EBITDA Margin	20.2%	21.7%	20.7%
Corporate(1)	(107.3)	(127.3)	(115.7)	(15.7)%	10.0%
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$833.3	$809.2	$850.1	3.0%	(4.8)%
Adjusted EBITDA Margin	18.7%	19.2%	19.3%

(1)
Corporate includes costs previously allocated to the Diversey Care segment and Food Hygiene and Cleaning business of our Food Care segment which are included as part of continuing operations of $14 million, $15 million and $16 million for December 31, 2017, 2016 and 2015 respectively.

The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment in the three years ended December 31, 2017 as compared with the prior year.
Food Care
2017 compared with 2016
Adjusted EBITDA was impacted by favorable foreign currency translation of $5 million. On a constant dollar basis, Adjusted EBITDA decreased $2 million, or less than 1%, in 2017 compared with the same period in 2016 primarily due to the impact of:

•	higher non-material manufacturing costs of $28 million, including salary and wage inflation; and

•	unfavorable mix and price/cost spread of $22 million, primarily due to higher raw material and freight costs.
These drivers were partially offset by:

•	higher unit volumes of $44 million; and

•	restructuring savings of $5 million.
2016 compared with 2015
Adjusted EBITDA was impacted by unfavorable foreign currency translation of $24 million. On a constant dollar basis, Adjusted EBITDA decreased $14 million, or 2%, in 2016 compared with the same period in 2015 primarily due to the impact of:

•	higher operating expenses of approximately $33 million including salary and wage inflation, partially offset by a reduction in incentive-based compensation; and

•	the effect of the divestitures of the North American foam trays and absorbent pads business and the European food trays businesses of $21 million.
These drivers were partially offset by:

•	favorable price/mix and margin expansion of approximately $14 million;

•	restructuring savings of approximately $13 million; and

•	higher unit volumes of approximately $14 million.
Product Care
2017 compared with 2016
Adjusted EBITDA was impacted by favorable foreign currency translation of less than $1 million. On a constant dollar basis, Adjusted EBITDA increased $1 million, or less than 1%, in 2017 compared with the same period in 2016 primarily due to the impact of:

•	positive volume trends of $37 million; and

•	restructuring savings of $2 million.
These drivers were offset by:

•	unfavorable mix and price/cost spread of $26 million primarily due to higher raw material and freight costs; and

•	higher non-material manufacturing costs of $12 million including salary and wage inflation.
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

 Corporate
2017 compared with 2016
Corporate expenses decreased by $20 million or 16% on an as reported basis and constant dollar basis as compared with the same period in 2016. This was primarily driven by cost containment actions.
2016 compared with 2015
Corporate expenses increased by $12 million or 10% on an as reported basis and constant dollar basis as compared with the same period in 2015. This increase was attributable to higher selling and administrative expenses primarily due to the impact of annual salary increases and inflation.

Reconciliation of Net Earnings from Continuing Operations to Non-U.S. GAAP Adjusted EBITDA
The following table shows a reconciliation of U.S. GAAP net earnings from continuing operations to Non-U.S. GAAP Adjusted EBITDA from continuing operations:

	Year Ended December 31,
(In millions)	2017	2016	2015
Net earnings from continuing operations	$62.8	$292.3	$158.8
Interest expense	(201.8)	(199.4)	(211.0)
Interest income	17.6	7.5	6.8
Income tax provision(1)	330.5	95.6	132.6
Depreciation and amortization(4)	(158.3)	(154.0)	(151.3)
Accelerated depreciation and amortization of fixed assets and intangible assets for Venezuelan subsidiaries	—	1.7	0.1
Special Items:
Restructuring and other charges(1)(5)	(12.1)	(2.5)	(48.7)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(14.3)	(19.8)	(25.7)
SARs	2.6	(0.7)	(3.9)
Foreign currency exchange loss related to Venezuelan subsidiaries	—	(1.7)	(27.2)
Charges related to ceasing operations in Venezuela(1)	—	(48.5)	—
Loss on debt redemption and refinancing activities	—	(0.1)	(110.0)
(Loss) gain on sale of North American foam trays and absorbent pads business and European food trays business	—	(1.8)	13.4
Loss related to the sale of other businesses, investments and property, plant and equipment	(15.5)	—	—
Charges incurred related to the sale of Diversey	(68.6)	(1.4)	—
Settlement/curtailment benefits related to the sale of Diversey pension plans	13.5	—	—
Other Special Items(3)	(3.1)	(0.6)	(1.2)
Pre-tax impact of Special Items	(97.5)	(77.1)	(203.3)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$833.3	$809.2	$850.1

(1)
Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country. Refer to Note 2 “Summary of Significant Accounting Policies and Recently Issued Accounting Standards," of the Notes to Consolidated Financial Statements for further details.

(2)	This includes accelerated depreciation of non-strategic assets related to restructuring programs which were $1.1 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively.

(3)
Other Special Items for the year ended December 31, 2017 primarily related to transaction costs related to reorganizations. Other Special Items for the year ended December 31, 2016 primarily included legal fees associated with restructuring and acquisitions. Other Special Items for the year ended December 31, 2015 primarily included legal fees associated with restructuring and acquisitions.

(4)	Depreciation and amortization by segment is as follows:

	Year Ended December 31,
(In millions)	2017	2016	2015
Food Care	$103.8	$92.2	$97.1
Product Care	47.3	40.1	37.6
Corporate	7.2	21.7	16.6
Total Company depreciation and amortization(i)	$158.3	$154.0	$151.3

(i)	Includes share-based incentive compensation of $38 million, $51 million and $51 million for the years ended December 31, 2017, 2016 and 2015, respectively.
(5)    Restructuring and other charges by our segment reporting structure were as follows:

	Year Ended December 31,
(In millions)	2017	2016	2015
Food Care	$7.6	$1.6	$31.5
Product Care	4.5	0.9	17.2
Total Company restructuring and other charges(i)	$12.1	$2.5	$48.7

(i)	For the year ended December 31, 2016 restructuring and other charges excludes $0.3 million related to severance and termination benefits for employees in our Venezuelan subsidiaries.

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
As of December 31, 2017, we had cash and cash equivalents of $594 million, of which approximately $323 million, or 54%, was located outside of the U.S. As of December 31, 2017, we did not have any cash trapped outside of the U.S. Our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that in the near term cash located outside of the U.S. will be needed to satisfy its obligations, dividends and other demands for cash in the U.S.
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
As a result of the loss carryback, we increased our unrecognized tax benefits by $104 million in 2015. While the Company believes it is more likely than not it will be successful in defending the deduction of the Settlement payment, the ultimate outcome of negotiations may affect the utilization of certain tax attributes and require us to make a significant payment.
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

Contractual Obligations
The following table summarizes our principal contractual obligations and sets forth the amounts of required or contingently required cash outlays in 2018 and future years:

	Payments Due by Years
(In millions)	Total	2018	2019-2020	2021-2022	Thereafter
Contractual Obligations
Short-term borrowings	$25.3	$25.3	$—	$—	$—
Current portion of long-term debt exclusive of debt discounts and lender fees	2.2	2.2	—	—	—
Long-term debt, exclusive of debt discounts and lender fees	3,260.1	—	654.1	425.5	2,180.5
Total debt(1)	$3,287.6	$27.5	$654.1	$425.5	$2,180.5
Interest payments due on long-term debt(2)	1,233.6	173.4	335.2	276.7	448.3
Operating leases	31.1	10.6	13.9	4.7	1.9
First quarter 2018 quarterly cash dividend declared	26.8	26.8	—	—	—
Other principal contractual obligations	67.8	62.9	4.9	—	—
Total contractual cash obligations(3)	$4,646.9	$301.2	$1,008.1	$706.9	$2,630.7

(1)
These amounts include principal maturities (at face value) only. These amounts also include our contractual obligations under capital leases of $1.4 million in 2018, $2.1 million in 2019-2020 and less than $1.0 million in 2021-2022.

(2)
Includes interest payments required under our senior notes issuances and Amended Credit Facility only. The interest payments included above for our Term Loan A were calculated using the following assumptions:

•	interest rates based on stated rates based on LIBOR as of December 31, 2017; and

•	all non-U.S. dollar balances are converted using exchange rates as of December 31, 2017.

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
Operating Leases — The contractual operating lease obligations listed in the table above represent estimated future minimum annual rental commitments primarily under non-cancelable real and personal property leases as of December 31, 2017.
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
Liability for Unrecognized Tax Benefits
At December 31, 2017, we had liabilities for unrecognized tax benefits and related interest and penalties of $199 million. See Note 16, “Income Taxes,” of the Notes to Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements
We have reviewed our off-balance sheet arrangements and have determined that none of those arrangements has a material current effect or is reasonably likely to have a material future effect on our Consolidated Financial Statements, liquidity, capital expenditures or capital resources.
Income Tax Payments

Excluding payments associated with the U.S. transition tax, which the company is in the process of quantifying, we expect tax payments to be in the range of $150 to $190 million in 2018.
Contributions to Defined Benefit Pension Plans
We maintain defined benefit pension plans for some of our U.S. and our non-U.S. employees. We currently expect our contributions to these plans to be approximately $13 million in 2018. Refer to Note 14, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” of the Notes to Consolidated Financial Statements for additional information related to these plans.
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
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

	December 31,
(In millions)	2017	2016
Cash and cash equivalents	$594.0	$333.7
See “Analysis of Historical Cash Flow” below.
Accounts Receivable Securitization Programs
At December 31, 2017 we had $156 million available to us under the programs of which we had no amounts outstanding. At December 31, 2016, we had $188 million available to us under the programs of which we had no amounts outstanding. See Note 8, “Accounts Receivable Securitization Programs,” of the Notes to Consolidated Financial for information concerning these programs.
Lines of Credit
We have a $700 million revolving credit facility. At December 31, 2017 and 2016, we had no outstanding borrowings under the facility.  See Note 11, “Debt and Credit Facilities,” of the Notes to Consolidated Financial for further details.

There was $23 million and $83 million outstanding under various lines of credit extended to our subsidiaries at December 31, 2017 and 2016, respectively.  See Note 11, “Debt and Credit Facilities,” of the Notes to Consolidated Financial Statements for further details.
Covenants
At December 31, 2017, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 11, “Debt and Credit Facilities”, of the Notes to Consolidated Financial Statements for further details.
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
Outstanding Indebtedness
At December 31, 2017 and 2016, our total debt outstanding consisted of the amounts set forth in the following table.

	December 31,
(In millions)	2017	2016
Short-term borrowings	$25.3	$83.0
Current portion of long-term debt	2.2	297.0
Total current debt	27.5	380.0
Total long-term debt, less current portion(1)	3,230.5	3,762.6
Total debt	3,258.0	4,142.6
Less: Cash and cash equivalents	(594.0)	(333.7)
Net debt	$2,664.0	$3,808.9

(1)	Amounts are net of unamortized discounts and debt issuance costs of $30 million as December 31, 2017 and $36 million as of December 31, 2016.

See Note 11, “Debt and Credit Facilities,” of the Notes to Consolidated Financial for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Consolidated Statement of Cash Flows in the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
(In millions)	2017	2016	2015
Net cash provided by operating activities	$424.4	$906.9	$982.1
Net cash provided by (used in) investing activities	1,813.6	(314.8)	(60.0)
Net cash used in financing activities	(1,864.3)	(540.9)	(788.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(113.4)	(39.2)	(60.4)

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,			Change	Change
(In millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Cash flow provided by operating activities	$424.4	$906.9	$982.1	$(482.5)	$(75.2)
Capital expenditures	(183.8)	(275.7)	(184.0)	91.9	(275.9)
Free cash flow(1)	$240.6	$631.2	$798.1	$(390.6)	$(166.9)

(1)
Free cash flow was $421 million in 2017 excluding the payment of charges related to the sale of Diversey of $181 million. Free cash flow was $609 million in 2015 excluding the tax refund received of $235 million in connection with the Settlement agreement and excess tax benefit of $46 million related to shares of Common Stock issued pursuant to the terms of the Settlement agreement.

Net Cash Provided by Operating Activities
2017
Net cash provided by operating activities of $424 million in 2017 was primarily attributable to:

•
$815 million of net earnings, which included a reduction of $255 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, including $641 million gain on the sale of Diversey, partially offset by adjustments for deferred taxes, depreciation and amortization, share-based incentive compensation expenses and profit sharing expenses;

•
$55 million of changes in other liabilities and assets. This activity primarily reflects the timing of certain annual incentive compensation payments, reduction in restructuring activities due to the completion of programs; and

•
$17 million increase in working capital due to an increase in accounts payable partially offset by a decrease in accounts receivable and inventory. This activity reflects the timing of inventory purchases and the related payments of cash along with the seasonality of sales and collections.

This was partially offset by:

•	$207 million decrease in income tax payables primarily as a result of an increase in cash tax payments related to the sale of Diversey.
2016
Net cash provided by operating activities in 2016 of $907 million was primarily attributable to:

•
$486 million of net earnings, which included $291 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for depreciation and amortization, share-

based incentive compensation expenses, and the reclassification of the cumulative translation adjustment related to the Company’s decision to cease its operations in Venezuela; and

•
$177 million of changes in operating assets and liabilities, primarily reflecting an increase in accounts payable partially offset by a decrease in trade receivables and inventory. This activity reflects the utilization of financing agreements to extend external payment terms, timing of inventory purchases and the related payments of cash along with the seasonality of sales and collections.

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

Net Cash Provided by (Used in) Investing Activities
2017
Net cash provided by investing activities of $1.8 billion in 2017 primarily consisted of the following:

•	impact from on the sale of Diversey of $2.2 billion, net of payments of debt of $777 million; and

•	$3 million related to the sale of businesses and property and equipment.

These were partially offset by:

•	capital expenditures of $184 million;

•	$119 million related to business acquisitions;

•	$62 million due to the loss from settlement of cross currency swaps; and

•	$9 million related to settlements of foreign currency forward contracts.
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

•	cash paid on settlements of foreign currency forward contracts of $46 million; and

•	cash paid for businesses acquired of $6 million.
These were partially offset by:

•	proceeds from sale of business of $8 million; and

•	proceeds from sales of property, plant and equipment of $5 million.

2015
Net cash used in investing activities in 2015 of $60 million primarily consisted of:

•	capital expenditures of $184 million related to capacity expansions to support growth in net sales. Capital expenditures related to our restructuring programs were $52 million in 2015.
This was partially offset by:

•	proceeds from sale of business of $95 million; and

•	proceeds from sales property, plant and equipment of $33 million.
Net Cash Used in Financing Activities
2017
Net cash used in financing activities of $1.9 billion in 2017 was primarily due to the following:

•	repurchases of common stock of $1.3 billion;

•	payments of Term Loan A due in July 2017 of $250 million and $98 million for the Brazilian tranche of Term Loan A;

•	payments of quarterly dividends of $120 million; and

•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $22 million.
These factors were partially offset by:

•	a decrease in cash used as collateral on borrowing arrangement of $25 million; and

•	proceeds from the termination of our cross-currency swap of $17 million.
2016
Net cash used in financing activities of $541 million was primarily due to the following:

•	repurchase of common stock of $217 million;

•	decrease in short-term borrowings under our revolving credit facility, local lines of credit and accounts receivable securitization programs of $154 million;

•	payments of quarterly dividends of $122 million;

•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $31 million; and

•	repayments of $27 million on Term Loan A.
These factors were partially offset by:

•	proceeds received from the settlement of cross-currency swaps of $6 million; and

•	a decrease in cash used as collateral on borrowing arrangement of $4 million.
2015
Net cash used in financing activities of $789 million was primarily due to the following:

•	repayment of $750 million of our 8.375% Senior Notes;

•	repurchase of common stock of $802 million;

•	payments of quarterly dividends of $107 million;

•	repayments of $50 million of Term Loan A;

•	debt extinguishment and debt issuance costs of $108 million; and

•	an increase in cash collateral on borrowing arrangements of $21 million.
These factors were partially offset by:

•	proceeds from issuance of €400million of 4.50% Senior Notes and $400 million of 5.50% Senior Notes;

•	net proceeds from borrowings under our accounts receivable securitization programs of $107 million; and

•	an excess tax benefit of $46 million related to the 18 million shares of Common Stock issued pursuant to the Settlement agreement.
Changes in Working Capital

	December 31,
(In millions)	2017	2016	Change
Working capital (current assets less current liabilities)	$488.2	$96.3	$391.9
Current ratio (current assets divided by current liabilities)	1.4x	1.0x
Quick ratio (current assets, less inventories divided by current liabilities)	1.0x	0.8x

The $392 million, or 375%, increase in working capital reflected:

•	a decrease in the current portion of debt of $295 million due to principal payments on Term Loan A due in 2017 of $250 million and the Brazilian tranche of Term Loan A for $96 million;

•	an increase in cash and cash equivalents of $260 million related to the cash received as part of the sale of Diversey; and

•	an increase in receivables consistent with the higher sales performance in the fourth quarter of 2017 as compared to the same period in 2016.
These were partially offset by:

•	an increase in accounts payable reflecting higher days payable outstanding consistent with utilization of structured payable arrangements as well as other initiatives for longer payment terms; and

•	a decrease in current assets held for sale of $821 million partially offset by a decrease in liabilities held for sale of $681 million as the sale of Diversey was completed on September 6, 2017.
Changes in Stockholders’ Equity
The $457 million, or 75%, decrease in stockholders’ equity in 2017 compared with 2016 was primarily due to:

•	a net increase in shares held in treasury of $1.2 billion and a decrease in additional paid in capital of $35 million due to the repurchase of common stock;

•	dividends paid and accrued on our common stock of $119 million; and

•	unrealized losses on derivative instruments of $77 million.
These were partially offset by:

•	net earnings of $815 million;

•	an increase in unrecognized pension items of $173 million as a result of the transfer of pension plans as part of the sale of Diversey; and

•	cumulative translation adjustment of $8 million.

We repurchased approximately 27.3 million shares of our common stock year ended December 31, 2017 for $1.2 billion. See Note 18, “Stockholders’ Equity,” of the Notes to Consolidated Financial Statements for further details.
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
Foreign Currency Forward Contracts
At December 31, 2017, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”) and issued subsequent amendments to the initial guidance within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2017-05, ASU 2017-10 and ASU 2017-13 (collectively, Topic 606). Previous revenue recognition guidance in U.S. GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 expands and enhances disclosure requirements which require disclosing sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This includes both qualitative and quantitative information. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, (“ASU 2015-14”). The amendments in ASU 2015-14 delay the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2018 and allow early adoption as of the original public entity effective date. The amendments in ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2017-05, ASU 2017-10 and ASU 2017-13 are effective in conjunction with ASU 2015-14.

The guidance permits two methods of adoption: full retrospective in which the standard is applied to all of the periods presented or modified retrospective where an entity will have to recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. We will adopt the modified retrospective method.
For Sealed Air, the determination of whether an arrangement meets the definition of a contract under ASC 606 depends on whether it creates enforceable rights and obligations. While enforceability is a matter of law, we believe that enforceable rights and obligations in a contract must be substantive in order for the contract to be in scope of ASC 606. The penalty for noncompliance must be significant relative to the minimum obligation. Fixed or minimum purchase obligations were the most common examples of substantive enforceable rights present in our contracts. We determined that the contract term is the period of enforceability outlined by the terms of the contract. This means that in many cases, the term stated in the contract is different than the period of enforceability.
Our efforts to adopt this standard focused on contract analysis at a regional level. We have concluded our assessment and identified the most significant impact will be on the accounting for Free on Loan equipment in our Food Care division. Whereas today we do not recognize revenue on Free on Loan equipment, under the new standard, we anticipate allocating revenue to that equipment and account for the lease component under ASC 840. ASC 606-10-15-4 states that a contract can be partially in scope of ASC 606 and partially in scope of another standard, in this case ASC 840. Sealed Air determined the proper accounting treatment for contracts with lease and non-lease components would be to allocate the transaction price of the contract to the separate lease and non-lease components, account for the non-lease components of the contract under ASC 606 and account for the lease components of the contract under ASC 840. During the contract analysis we also evaluated how the transaction price would be allocated across the performance obligations. It highlighted the need to adjust our equipment accrual balance, within the Food Care division, to reflect the stand alone selling price of the equipment within our portfolio.
Based on the information we have evaluated to date, we do not anticipate that the adoption of the amendments will have a significant impact on our consolidated financial statements with the exception of new and expanded disclosures. That said we currently estimate the adjustment will result in a reduction to the opening balance of retained earnings in the range of $1 to $5 million.
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
A reporting unit is the operating segment unless, at businesses one level below that operating segment - the “component” level - discrete financial information is prepared and regularly reviewed by management, and the component has economic characteristics that are different from the economic characteristics of the other components of the operating segment, in which case the component is the reporting unit.

As part of the annual impairment test, we may conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In a qualitative assessment, we would consider the macroeconomic conditions, including any deterioration of general conditions, industry and market conditions, including any deterioration in the environment where the reporting unit operates, increased competition, changes in the products/services and regulator and political developments; cost of doing business; overall financial performance, including any declining cash flows and performance in relation to planned revenues and earnings in past periods; other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation, and events affecting the reporting unit, including changes in the carrying value of net assets.
If an optional qualitative goodwill impairment assessment is not performed, we are required to determine the fair value of each reporting unit using the two-step process. In step one, we compare the fair value of each of our reporting units with goodwill to its carrying value, including the goodwill allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, there is no indication of impairment and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform step two of the impairment test to measure the amount of impairment loss, if any. In step two, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.
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
Annual Goodwill Impairment Test

The Company performed a qualitative assessment of the goodwill by reporting unit as of October 1, 2017, during the fourth quarter of 2017, and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. In the fourth quarter 2016 and 2015, we performed a quantitative test for all of our reporting units that have goodwill allocated and no impairment was identified.
Market Approaches Used to Determine Fair Values
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
See Note 7, “Goodwill and Identifiable Intangible Assets,” of the Notes to Consolidated Financial Statements for details of our goodwill balance and the goodwill review performed in 2017, 2016 and 2015 and other related information.
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
At December 31, 2017, the total projected benefit obligation for our U.S. pension plans was $205 million, and the total benefit income for the year ended December 31, 2017 was entirely offset by settlement and curtailment costs At December 31, 2017, the total projected benefit obligation for our international pension plans was $702 million, and the total benefit cost for the year ended December 31, 2017 was $1 million.
In general, material changes to the principal assumptions could have a material impact on the costs and liabilities recognized on our Consolidated Financial Statements. A 25 basis point change in the assumed discount rate and a 100 basis point change in the expected long-term rate of return on plan assets would have resulted in the following increases (decreases)

in the projected benefit obligation at December 31, 2017 and the expected net periodic benefit cost for the year ending December 31, 2018 (in millions).

United States	25 Basis Point Increase (in millions)	25 Basis Point Decrease (in millions)
Discount Rate
Effect on 2017 projected benefit obligation	$(5.7)	$5.9
Effect on 2018 expected net periodic benefit cost	0.1	(0.1)
	100 Basis Point Increase (in millions)	100 Basis Point Decrease (in millions)
Return on Assets
Effect on 2018 expected net periodic benefit cost	$(1.4)	$1.4

International	25 Basis Point Increase (in millions)	25 Basis Point Decrease (in millions)
Discount Rate
Effect on 2017 projected benefit obligation	$(26.7)	$28.4
Effect on 2018 expected net periodic benefit cost	—	0.1
	100 Basis Point Increase (in millions)	100 Basis Point Decrease (in millions)
Return on Assets
Effect on 2018 expected net periodic benefit cost	$(6.1)	$6.1
Income Taxes
Estimates and judgments are required in the calculation of tax liabilities and in the determination of the recoverability of our deferred tax assets. Our deferred tax assets arise from net deductible temporary differences, tax benefit carryforwards and foreign tax credits. We evaluate whether our taxable earnings, during the periods when the temporary differences giving rise to deferred tax assets become deductible or when tax benefit carryforwards may be utilized, should be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration dates of tax benefit carryforwards or the projected taxable earnings indicate that realization is not likely, we provide a valuation allowance.
In assessing the need for a valuation allowance, we estimate future taxable earnings, with consideration for the feasibility of ongoing planning strategies and the realizability of tax benefit carryforwards and past operating results, to determine which deferred tax assets are more likely than not to be realized in the future. Changes to tax laws, statutory tax rates and future taxable earnings can have an impact on valuation allowances related to deferred tax assets. In the event that actual results differ from these estimates in future periods, we may need to adjust the valuation allowance, which could have a material impact on our consolidated financial position and results of operations.
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
At December 31, 2017, we had no outstanding interest rate swaps and no outstanding interest rate collars or options.
The information set forth in Note 12, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 13, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Consolidated Financial Statements for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $72 million in the fair value of the total debt balance at December 31, 2017. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
Argentina
Recent economic events in Argentina, including the default on some of its international debt obligations, have exposed us to heightened levels of foreign currency exchange risks. However, as of December 31, 2017, we do not anticipate these events will have a material impact to our 2018 results of operations. For 2017, about 1% of our consolidated net sales and operating income were derived from our businesses in Argentina. As of December 31, 2017, we had net assets of $9 million (including less than $1 million of cash and cash equivalents) in Argentina. Also, as of December 31, 2017, our Argentina subsidiaries had a negative cumulative translation adjustment balance of $21 million.
Russia
The U.S. and the European Union (EU) have recently imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities.  Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products.  These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however they may limit the amount of future business the Company does with customers involved in activities in Russia. However, as of December 31, 2017, we do not anticipate these events will have a material impact to our 2018 result of operations.  As of December 31, 2017, about 2% of our consolidated net sales were derived from products sold into Russia. As of December 31, 2017, we had net assets of $50 million

(including $3 million of cash and cash equivalents) in Russia. Also, as of December 31, 2017, our Russia subsidiaries had a negative cumulative translation adjustment balance of $23 million.
Greece
Recent economic events in Greece, including missing payment to the International Monetary Fund and the uncertainties relating to the ability of Greece to remain in the European Monetary Union may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of December 31, 2017, we do not anticipate these events will have a material impact on our 2018 results of operations. As of December 31, 2017, less than 1% of our consolidated net sales were derived from products sold into Greece. As of December 31, 2017, we had net assets of $7 million (including less $5 million of cash and cash equivalents) in Greece. Also, as of December 31, 2017, our Greece subsidiaries had a positive cumulative translation adjustment balance of less than $1 million.
Brazil
Recent economic events in Brazil, including the increase in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of December 31, 2017, we do not anticipate these events will have a material impact on our 2018 results of operations. As of December 31, 2017, about 3% of our consolidated net sales were derived from products sold into Brazil. As of December 31, 2017, we had net assets of $116 million (including $6 million of cash and cash equivalents) in Brazil. Also, as of December 31, 2017, our Brazil subsidiaries had a negative cumulative translation adjustment balance of $26 million.
United Kingdom
Recent economic events in United Kingdom, including their intention to exit from the European Union may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of December 31, 2017, we do not anticipate these events will have a material impact on our 2018 results of operations. As of December 31, 2017, about 4% of our consolidated net sales were derived from products sold into United Kingdom. As of December 31, 2017, we had net assets of $254 million (including $2 million of cash and cash equivalents) in United Kingdom. Also, as of December 31, 2017, our United Kingdom subsidiaries had a negative cumulative translation adjustment balance of $17 million.
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
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at December 31, 2017 would have caused us to pay approximately $67 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
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
Interest Rate and Currency Swap
In 2014 in connection with exercising the $100 million delayed draw under the senior secured credit facility, we entered into a series of interest rate and currency swaps in a notional amount of $100 million. On September 30, 2016, the first $20 million swap contract matured and was settled. As a result of the settlement, the Company received $5 million. For the year ended December 31, 2017, net cash received for these swaps was $15 million. In July 2017, we prepaid the Brazilian tranche of our Term Loan A facility due in July 2019 in the amount of $96 million in connection with the anticipated Diversey transaction. In anticipation of this loan prepayment, we terminated all the swaps used to convert the related U.S. dollar-denominated variable rate obligation into a fixed Brazilian real-denominated obligation. The related activity has been classified as net earnings from discontinued operations, net of tax on the Consolidated Statement of Operations.
Net Investment Hedge
During the second quarter of 2015, we entered into a series of foreign currency exchange forwards totaling €270 million. These foreign currency exchange forwards hedged a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates and expired in June 2015. The loss of $4 million ($2 million after tax) is recorded in accumulated other comprehensive income ("AOCI") on our Consolidated Balance Sheet.
The €400 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the fair value of the debt was $28 million ($17 million after tax) as of December 31, 2017, and is reflected in long-term debt on our Consolidated Balance Sheet.
In March 2015, we entered into a series of cross-currency swaps with a combined notional amount of $425 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates. As a result of the sale of Diversey, we terminated these cross-currency swaps in September 2017 and settled these swaps in October 2017. The fair value of the swaps on the date of termination was a liability of $62 million which was partially offset by semi-annual interest settlements of $18 million. This resulted in a net impact of $(44) million recorded in AOCI.
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
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $544 million at December 31, 2017 and $875 million at December 31, 2016.
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
Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was less than $1 million for the years ended December 31, 2017, 2016 and 2015. The allowance for doubtful accounts was $7 million at December 31, 2017 and $8 million at December 31, 2016.
Pensions
Recent market conditions have resulted in an unusually high degree of volatility and increased risks and short-term liquidity concerns associated with some of the plan assets held by our defined benefit pension plans, which have impacted the performance of some of the plan assets. Based upon the annual valuation of our defined benefit pension plans at December 31, 2017, we expect our net periodic benefit income to be approximately $9 million in 2018. See Note 14, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” of the Notes to Consolidated Financial Statements for further details on our defined benefit pension plans.
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
Sealed Air Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sealed Air Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sealed Air Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Charlotte, North Carolina
February 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sealed Air Corporation

Opinion on Internal Control over Financial Reporting

We have audited Sealed Air Corporation and subsidiaries' internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sealed Air Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 21, 2018

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions)	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$594.0	$333.7
Trade receivables, net of allowance for doubtful accounts of $6.5 in 2017 and $8.4 in 2016	552.4	460.5
Income tax receivables	85.1	11.5
Other receivables	90.2	72.7
Inventories, net of inventory reserves of $15.5 in 2017 and $13.4 in 2016	506.8	456.7
Assets held for sale	4.0	825.7
Prepaid expenses and other current assets	33.9	54.5
Total current assets	1,866.4	2,215.3
Property and equipment, net	998.4	889.6
Goodwill	1,939.8	1,882.9
Identifiable intangible assets, net	83.6	40.1
Deferred taxes(1)	176.2	197.1
Non-current assets held for sale(1)	—	2,015.1
Other non-current assets	215.9	175.4
Total assets	$5,280.3	$7,415.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$25.3	$83.0
Current portion of long-term debt	2.2	297.0
Accounts payable	723.8	539.2
Current liabilities held for sale	2.2	683.3
Accrued restructuring costs	15.4	44.8
Income tax payable	47.3	48.3
Other current liabilities	562.0	423.4
Total current liabilities	1,378.2	2,119.0
Long-term debt, less current portion	3,230.5	3,762.6
Deferred taxes	28.5	4.9
Non-current liabilities held for sale(1)	—	517.2
Other non-current liabilities	490.8	402.1
Total liabilities	5,128.0	6,805.8
Commitments and Contingencies - Note 17
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2017 and 2016	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 230,080,944 in 2017 and 227,638,738 in 2016; shares outstanding: 168,595,521 in 2017 and 193,482,383 in 2016	23.0	22.8
Additional paid-in capital	1,939.6	1,974.1
Retained earnings	1,735.2	1,040.0
Common stock in treasury, 61,485,423 shares in 2017 and 34,156,355 shares in 2016	(2,700.6)	(1,478.1)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(103.4)	(276.7)
Cumulative translation adjustment	(694.4)	(701.9)
Unrealized net (loss) gain on derivative instruments for net investment hedge	(46.8)	21.0
Unrealized net (loss) gain on derivative instruments for cash flow hedge	(0.3)	8.5
Total accumulated other comprehensive loss, net of taxes	(844.9)	(949.1)
Total stockholders’ equity	152.3	609.7
Total liabilities and stockholders’ equity	$5,280.3	$7,415.5
See accompanying notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

(1)
As of December 31, 2016, $27.2 million of amounts which were previously classified as $10.9 million of non-current assets held for sale and $16.3 million of non-current liabilities held for sale were reclassified to deferred tax assets since the amounts were not transferred as part of the sale of Diversey.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share data)	2017	2016	2015
Net sales	$4,461.6	$4,211.3	$4,410.3
Cost of sales(1)	3,044.4	2,806.4	2,955.1
Gross profit	1,417.2	1,404.9	1,455.2
Selling, general and administrative expenses(1)	796.0	755.7	778.0
Amortization expense of intangible assets acquired	13.1	15.0	11.1
Restructuring and other charges(1)	12.1	2.8	48.7
Operating profit	596.0	631.4	617.4
Interest expense	(201.8)	(199.4)	(211.0)
Interest income	17.6	7.5	6.8
Foreign currency exchange loss related to Venezuelan subsidiaries	—	(1.7)	(27.2)
Charge related to Venezuelan subsidiaries(1)	—	(47.3)	—
Loss on debt redemption and refinancing activities	—	(0.1)	(110.0)
(Loss) gain on sale of business, net	—	(1.8)	13.4
Other (expense) income, net	(18.5)	(0.7)	2.0
Earnings before income tax provision	393.3	387.9	291.4
Income tax provision	330.5	95.6	132.6
Net earnings from continuing operations	62.8	292.3	158.8
Gain on sale of discontinued operations, net of taxes	640.7	—	—
Net earnings from discontinued operations, net of tax(2)	111.4	194.1	176.6
Net earnings available to common stockholders	$814.9	$486.4	$335.4
Basic:
Continuing operations	$0.34	$1.50	0.78
Discontinued operations(2)	3.99	0.99	0.85
Net earnings per common share - basic	$4.33	$2.49	$1.63
Diluted:
Continuing operations	$0.33	$1.48	$0.77
Discontinued operations(2)	3.96	0.98	0.85
Net earnings per common share - diluted	$4.29	$2.46	$1.62
Dividends per common share	$0.64	$0.61	$0.52
Weighted average number of common shares outstanding:
Basic	186.9	194.3	203.9
Diluted	188.9	197.2	206.7

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

(2)
For the year ended December 31, 2017, there was a revision to net earnings from discontinued operations, net of tax, on the Consolidated Statement of Operations related to depreciation and amortization on Diversey assets held for sale. As a result, net earnings from discontinued operations, net of tax, increased $16.4 million and increased net earnings per basic and diluted shares by $0.09 per share.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2017	2016	2015
Net earnings available to common stockholders	$814.9	$486.4	$335.4
Other comprehensive income (loss), net of taxes:
Unrecognized pension items, net of taxes of $(45.8) for 2017, $2.4 for 2016 and $5.4 for 2015	173.3	(10.7)	(15.9)
Unrealized (losses) gains on derivative instruments for net investment hedge, net of taxes of $42.0 for 2017, $(12.0) for 2016 and $(1.1) for 2015	(67.8)	19.3	1.7
Unrealized (losses) gains on derivative instruments for cash flow hedge, net of taxes of $2.4 for 2017, $(0.1) for 2016 and $0.3 for 2015	(8.8)	0.2	2.1
Foreign currency translation adjustments, net of tax of $5.3 for 2017, $(19.8) for 2016 and $16.9 for 2015	7.5	(137.9)	(194.1)
Other comprehensive income (loss), net of taxes	104.2	(129.1)	(206.2)
Comprehensive income, net of taxes	$919.1	$357.3	$129.2

See accompanying notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Equity
Balance at December 31, 2014	$22.5	$1,787.0	$448.5	$(481.4)	$(613.8)	$1,162.8
Effect of contingent stock transactions	0.1	58.6	—	(9.4)	—	49.3
Stock issued for share-based incentive compensation	—	23.2	—	27.1	—	50.3
Repurchases of common stock	—	—	—	(802.0)	—	(802.0)
Unrecognized pension items, net of taxes	—	—	—	—	(15.9)	(15.9)
Foreign currency translation adjustments	—	—	—	—	(194.1)	(194.1)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	3.8	3.8
Settlement share transfer and excess tax benefit (1)	—	46.2	—	—	—	46.2
Net earnings	—	—	335.4	—	—	335.4
Dividends on common stock ($0.52 per share)	—	—	(108.7)	—	—	(108.7)
Balance at December 31, 2015	$22.6	$1,915.0	$675.2	$(1,265.7)	$(820.0)	$527.1
Effect of contingent stock transactions	0.2	59.9	—	(30.7)	—	29.4
Stock issued for share-based incentive compensation	—	2.1	—	35.3	—	37.4
Repurchases of common stock	—	—	—	(217.0)	—	(217.0)
Unrecognized pension items, net of taxes	—	—	—	—	(10.7)	(10.7)
Foreign currency translation adjustments	—	—	—	—	(137.9)	(137.9)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	19.5	19.5
Settlement share transfer and excess tax benefit	—	(2.9)	—	—	—	(2.9)
Net earnings	—	—	486.4	—	—	486.4
Dividends on common stock ($0.61 per share)	—	—	(121.6)	—	—	(121.6)
Balance at December 31, 2016	$22.8	$1,974.1	$1,040.0	$(1,478.1)	$(949.1)	$609.7
Effect of contingent stock transactions	0.2	45.0	—	(22.2)	—	23.0
Stock issued for share-based incentive compensation	—	0.5	—	21.8	—	22.3
Repurchases of common stock	—	(80.0)	—	(1,222.1)	—	(1,302.1)
Unrecognized pension items, net of taxes	—	—	—	—	173.3	173.3
Foreign currency translation adjustments	—	—	—	—	7.5	7.5
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(76.6)	(76.6)
Settlement share transfer and excess tax benefit	—	—	—	—	—	—
Net earnings	—	—	814.9	—	—	814.9
Dividends on common stock ($0.64 per share)	—	—	(119.7)	—	—	(119.7)
Balance at December 31, 2017	$23.0	$1,939.6	$1,735.2	$(2,700.6)	$(844.9)	$152.3

See accompanying notes to Consolidated Financial Statements.

(1)
In 2015, we recorded an out-of-period adjustment of $46.2 million related to excess tax benefits from the Settlement agreement. Refer to Note 16, “Income Taxes” of the Notes to Consolidated Financial Statements for further details.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2017	2016	2015(1)
Net earnings available to common stockholders	$814.9	$486.4	$335.4
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	149.3	214.0	213.3
Share-based incentive compensation	44.9	59.9	61.2
Profit sharing expense	23.2	24.6	36.0
Loss on debt redemption and refinancing activities	—	0.1	110.0
Remeasurement loss related to Venezuelan subsidiaries	—	3.4	33.1
Charges related to Venezuelan subsidiaries	—	46.0	—
Provisions for bad debt	2.9	4.3	5.8
Provisions for inventory obsolescence	3.6	6.4	(0.2)
Deferred taxes, net	121.0	(61.7)	(22.6)
Excess tax benefit from common stock issued in the Settlement agreement(1)	—	—	(46.2)
Net (gain) loss on sale of businesses	(641.2)	1.9	(24.6)
Foreign currency gains (losses)	29.9	(4.9)	9.8
Other non-cash items	11.1	(2.6)	(8.2)
Changes in operating assets and liabilities:
Trade receivables, net	(81.4)	(33.9)	36.7
Inventories	(55.4)	(17.1)	(38.3)
Accounts payable	154.1	228.0	81.4
Income tax receivable/payable	(207.1)	7.3	32.2
Settlement agreement and related items(1)	—	—	235.2
Other assets and liabilities	54.6	(55.2)	(67.9)
Net cash provided by operating activities	$424.4	$906.9	$982.1
Cash flows from investing activities:
Capital expenditures	$(183.8)	$(275.7)	$(184.0)
Proceeds from sale of business	1.0	7.8	94.6
Businesses acquired in purchase transactions, net of cash acquired	(119.2)	(5.8)	(27.5)
Proceeds from sales of property, equipment and other assets	1.7	4.9	32.9
Loss from settlement of cross currency swaps	(61.8)	—	—
Impact of sale of Diversey	2,184.4	—	—
Settlement of foreign currency forward contracts	(8.7)	(46.0)	24.0
Net cash provided by (used in) investing activities	$1,813.6	$(314.8)	$(60.0)
Cash flows from financing activities:
Net (payments) proceeds from short-term borrowings	$(93.7)	$(154.2)	$111.2
Cash used as collateral on borrowing arrangements	25.4	3.6	(20.5)
Proceeds from cross currency swap	17.4	—	—
Proceeds from long-term debt	—	—	855.0
Payments of long-term debt(2)	(369.5)	(27.1)	(754.3)
Excess tax benefit from common stock issued in the Settlement agreement(1)	—	—	46.2
Dividends paid on common stock	(119.7)	(121.6)	(106.8)
Repurchases of common stock(3)	(1,302.1)	(217.0)	(802.0)
Payments for debt issuance costs	—	—	(8.8)
Payments for debt extinguishment costs	—	(0.1)	(99.4)
Acquisition of common stock for tax withholding	(22.1)	(30.7)	(9.3)
Other financing activities	—	6.2	—
Net cash used in financing activities	$(1,864.3)	$(540.9)	$(788.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$(113.4)	$(39.2)	$(60.4)
Net change in cash and cash equivalents	260.3	12.0	73.0

SEALED AIR CORPORATION AND SUBSIDIARIES

	Year Ended December 31,
(In millions)	2017	2016	2015(1)
Balance, beginning of period	$333.7	$321.7	$248.7
Net change during the period	260.3	12.0	73.0
Balance, end of period	$594.0	$333.7	$321.7
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$210.8	$215.1	$229.7
Income tax payments	$161.7	$125.8	$101.6
Payments related to sale of Diversey	$180.8	$—	$—
SARs payments (less amounts included in restructuring payments)	$—	$1.9	$20.7
Restructuring payments including associated costs	$49.3	$66.1	$98.3
Non-cash items:
Transfers of shares of our common stock from treasury for our 2016, 2015 and 2014 profit-sharing plan contributions	$22.3	$37.6	$36.7

See accompanying notes to Consolidated Financial Statements.

(1)
During the first quarter of 2015, the Company received the tax refund of $235.2 million related to the Settlement agreement payment.  See Note 16 “Income Taxes” of the Notes to Consolidated Financial Statements for further discussion of the out-of-period adjustment.

(2)
Payments of borrowings included in financing activities excludes amounts which were paid using cash proceeds from the sale of Diversey. As a result, $755.2 million of payments of borrowings is included within investing activities for a total payment of borrowings of $1.1 billion through the year ended December 31, 2017.

(3)
The Company entered into an accelerated share repurchase agreement with a third-party financial institution to repurchase $400.0 million of the Company’s common stock. The full amount was paid as of December 31, 2017; however, only $320.0 million was used to repurchase shares at that point in time. The ASR program concluded in February 2018.

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
Reclassification

The Consolidated Balance Sheet as of December 31, 2016 has been revised to properly reflect the reclassification of deferred tax assets which were not transferred as a part of the sale of Diversey. The result is that $10.9 million of non-current assets held for sale and $16.3 million of non-current liabilities held for sale were reclassified to deferred tax assets.
Use of Estimates
The preparation of our Consolidated Financial Statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include, among other items, assessing the collectability of receivables, the use and recoverability of inventory, the estimation of fair value of financial instruments, assumptions used in the calculation of income taxes, useful lives and recoverability of tangible assets and goodwill and other intangible assets, assumptions used in our defined benefit pension plans and other post-employment benefit plans, estimates related to self-insurance such as the aggregate liability for uninsured claims using historical experience, insurance and actuarial estimates and estimated trends in claim values, fair value measurement of assets, costs for incentive compensation and accruals for commitments and contingencies. We review these estimates and assumptions periodically using historical experience and other factors and reflect the effects of any revisions in the Consolidated Financial Statements in the period we determine any revisions to be necessary. Actual results could differ from these estimates.
Financial Instruments
We may use financial instruments, such as cross-currency swaps, interest rate swaps, caps and collars, U.S. Treasury lock agreements and foreign currency exchange forward contracts and options relating to our borrowing and trade activities. We may use these financial instruments from time to time to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We do not purchase, hold or sell derivative financial instruments for trading purposes. We face credit risk if the counterparties to these transactions are unable to perform their obligations. Our policy is to have counterparties to these contracts that have at least an investment grade rating.
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
We record gains and losses on derivatives qualifying as cash flow hedges in accumulated other comprehensive income, to the extent that hedges are effective and until the underlying transactions are recognized on the Consolidated Statements of Operations, at which time we recognize the gains and losses on the Consolidated Statements of Operations. We recognize gains and losses on qualifying fair value hedges and the related loss or gain on the hedged item attributable to the hedged risk on the Consolidated Statements of Operations.
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
At December 31, 2015, we evaluated which legal mechanisms were available to our Venezuelan subsidiaries to access U.S. dollars. Starting June 2015 and at December 31, 2015, we concluded that we would use the SIMADI rate to remeasure our bolivar-denominated monetary assets and liabilities since it was our only legally available option and our intent on a go-forward basis to utilize this market to settle any future transactions based on then current facts and circumstances. During 2015, the Company did not receive U.S. dollars via the CENCOEX official rate of 6.3.  We were only able to access the SIMADI market and only received minimal amounts of U.S. dollars. As a result of this evaluation, the Company reported a remeasurement loss of $33.1 million (of which $5.9 million was allocated to net earnings from discontinued operations, net of taxes) for the year ended December 31, 2015.
2016 Activity
On February 17, 2016, the Venezuelan government made further changes to the exchange rates including a further devaluation and on March 9, 2016 published in Exchange Agreement No. 35 further rules governing foreign exchange transactions which were effective March 10, 2016. This includes the following key changes:

•	The preferential rate for essential goods and services was changed from 6.3 to 10.0 bolivars per U.S. dollar and is no longer called CENCOEX but was called the DIPRO;

•	The SICAD rate was eliminated which reduced the number of legal mechanisms from three down to only two; and

•	Eliminated the SIMADI rate which was replaced by the DICOM rate which will be allowed to float freely beginning at a rate of approximately 203.0 bolivars to U.S. dollar.
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
During 2016, we were only able to access the SIMADI market (during the period the market was available) and only received minimal amounts of U.S. dollars during the first three months of 2016. We did not receive any U.S. dollars via the CENCOEX (at an official rate of 6.3) or the DIPRO (at an official rate of 10.0). We expect that we will only have limited access to the DIPRO market to settle certain past transactions. However, if the option becomes available to us to use the DIPRO in the future, the Company will consider this further, as needed. For any U.S. dollar-denominated monetary asset or liability, such amounts do not get remeasured at month-end since it is already an asset or liability denominated in U.S. dollars. As a result of this evaluation, the Company reported a remeasurement loss of $3.4 million (of which $1.7 million was recorded to net earnings from discontinued operations, net of taxes) for the year ended December 31, 2016.
Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country. Foreign exchange control regulations have affected our Venezuelan subsidiaries’ ability to obtain inventory and maintain normal production. This resulted in total costs of $49.4 million being incurred which included the following (i) a voluntary reduction in headcount including severance and termination benefits for employees of $0.3 million, (ii) depreciation and amortization expense related to fixed assets and intangibles of $0.5 million, (iii) inventory reserves of $0.4 million, (iv) income tax expense of $0.9 million and (v) the reclassification of $47.3 million of cumulative translation adjustment resulting in a charge to Net income as the Company’s decision to cease operations is similar to a substantially complete liquidation.
2017 Activity
On May 19, 2017, the Venezuelan government published in Exchange Agreement No. 38 that the DICOM system would now operate through an auction process which is referred to as the new DICOM. This became effective on May 23, 2017.
At December 31, 2017, we concluded that we would continue to use the DICOM rate to remeasure our remaining bolivar-denominated monetary assets and liabilities since it was our only legally available option and our intent on a go-forward basis to utilize this market if needed, to settle any future transactions based on current facts and circumstances. During 2017, we did not receive any U.S dollars via any of the legal mechanisms noted above. The new DICOM rate as of December 31, 2017 was 3,345.0 which reflects the last auction in June 2017. As a result of this evaluation, the Company reported a remeasurement loss of less than $1.0 million for the year ended December 31, 2017 (which included less than $0.1 million of income related to continuing operations).
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

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net sales recognized by us in the period of adjustment. Charges for rebates and other allowances were approximately 5% of gross sales in 2017, approximately 5% of gross sales in 2016 and 4% of gross sales in 2015. We expect 2018 rebates and other allowances to be approximately the same percentage of gross sales as in 2017.
Shipping and Handling Costs
Costs incurred for the transfer and delivery of goods to customers are recorded as a component of cost of sales.
Research and Development
We expense research and development costs as incurred. Research and development costs were $91.8 million in 2017, $88.0 million in 2016 and $85.0 million in 2015.
Share-Based Incentive Compensation
At the 2014 Annual Meeting, the 2014 Omnibus Incentive Plan (the “Omnibus Plan”), was approved by our stockholders. The Omnibus Plan replaced the 2005 Contingent Stock Plan, and no new awards were granted under that plan. Any awards outstanding under the 2005 Contingent Stock Plan on the date of stockholder approval of the Omnibus Plan will remain subject to and be paid under the 2005 Contingent Stock Plan. See Note 18, “Stockholders’ Equity,” of the Notes to the Consolidated Financial Statements for further information on this plan.
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
Income Taxes
We file a consolidated U.S. federal income tax return and our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We provide for U.S. income taxes on those portions of our foreign subsidiaries’ accumulated earnings that we believe are not reinvested indefinitely in our businesses.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement with tax authorities. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our Consolidated Statements of Operations.
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
Identifiable intangible assets consist primarily of patents, licenses, trademarks, trade names, customer lists and relationships, non-compete agreements and technology based intangibles and other contractual agreements. We amortize finite lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, generally ranging from 3 to 15 years, on a straight-line basis to their estimated residual values and periodically review them for impairment. Total identifiable intangible assets comprise 1.6% and 0.5% in 2017 and 2016, respectively, of our consolidated total assets.
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
Long-Lived Assets
Impairment and Disposal of Long-Lived Assets
For finite-lived intangible assets, such as customer relationships, contracts, intellectual property, and for other long-lived assets, such as property, plant and equipment, whenever impairment indicators are present, we perform a review for impairment. We calculate the undiscounted value of the projected cash flows associated with the asset, or asset group, and compare this estimated amount to the carrying amount. If the carrying amount is found to be greater, we record an impairment loss for the excess of book value over the fair value. In addition, in all cases of an impairment review, we re-evaluate the remaining useful lives of the assets and modify them, as appropriate.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”).  ASU 2017-1 provides a screen to determine when a set is not a business.  This screen states that when substantially all of the fair value of the group assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business.  The amendments in ASU 2017-01 are effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  Early application is permitted for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued. We are currently in the process of evaluating this new standard update.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”) and issued subsequent amendments to the initial guidance within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2017-05, ASU 2017-10 and ASU 2017-13 (collectively, Topic 606). Previous revenue recognition guidance in U.S. GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 expands and enhances disclosure requirements which require disclosing sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This includes both qualitative and quantitative information. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, (“ASU 2015-14”). The amendments in ASU 2015-14 delay the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2018 and allow early adoption as of the original public entity effective date. The amendments in ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2017-05, ASU 2017-10 and ASU 2017-13 are effective in conjunction with ASU 2015-14.
The guidance permits two methods of adoption: full retrospective in which the standard is applied to all of the periods presented or modified retrospective where an entity will have to recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. We will adopt the modified retrospective method.
Our efforts to adopt this standard focused on contract analysis at a regional level. We have concluded our assessment and identified the most significant impact will be on the accounting for Free on Loan equipment in our Food Care division. Whereas today we do not recognize revenue on Free on Loan equipment, under the new standard, we anticipate allocating revenue to that equipment and account for the lease component under ASC 840. ASC 606-10-15-4 states that a contract can be partially in scope of ASC 606 and partially in scope of another standard, in this case ASC 840. Sealed Air determined the proper accounting treatment for contracts with lease and non-lease components would be to allocate the transaction price of the contract to the separate lease and non-lease components, account for the non-lease components of the contract under ASC 606 and account for the lease components of the contract under ASC 840. During the contract analysis we also evaluated how the transaction price would be allocated across the performance obligations. It highlighted the need to adjust our equipment accrual balance, within the Food Care division, to reflect the stand alone selling price of the equipment within our portfolio.
Based on the information we have evaluated to date, we do not anticipate that the adoption of the amendments will have a significant impact on our consolidated financial statements with the exception of new and expanded disclosures. That said we currently estimate the adjustment will result in a reduction to the opening balance of retained earnings in the range of $1 to $5 million.

Note 3 Discontinued Operations, Divestitures and Acquisitions
Discontinued Operations
On March 25, 2017, we entered into a definitive agreement to sell our Diversey Care division and the Food Hygiene and Cleaning business within our Food Care division for gross proceeds of USD equivalent of $3.2 billion, subject to customary closing conditions. The transaction was completed on September 6, 2017. We recorded a net gain on the sale of Diversey of $640.7 million, net of taxes of $197.5 million. We intend to use the cash generated from this transaction to repay debt and maintain our credit profile, repurchase shares to minimize earnings dilution, and fund core growth initiatives, including potential complementary acquisitions to our Food Care and Product Care divisions.
The sale of Diversey will allow us to enhance our strategic focus on the Food Care and Product Care divisions and simplify our operating structure. We have classified the operating results from this business, together with certain costs related to the divestiture transaction, as discontinued operations, net of tax, in the Consolidated Statements of Operations for the three years ended December 31, 2017, 2016 and 2015. Assets and liabilities of this business are classified as “held for sale” in the Consolidated Balance Sheets as of December 31, 2016.
Summary operating results of Diversey were as follows:

	Year Ended December 31,
(In millions)	2017	2016	2015
Net sales	$1,669.0	$2,567.0	$2,621.2
Cost of sales	950.4	1,440.3	1,489.8
Gross profit	718.6	1,126.7	1,131.4
Selling, general and administrative expenses	538.3	859.2	907.8
Amortization expense of intangible assets acquired	23.9	79.9	77.6
Operating profit	156.4	187.6	146.0
Other expense, net	(17.0)	(9.7)	(11.4)
Earnings from discontinued operations before income tax (benefit) provision	139.4	177.9	134.6
Income tax (benefit) provision from discontinued operations(1)	28.0	(16.2)	(42.0)
Net earnings from discontinued operations	$111.4	$194.1	$176.6

(1)
For the year ended December 31, 2017, net earnings from discontinued operations included tax expense of $28.0 million, primarily driven by a change in our repatriation strategy and offset by a favorable earnings mix in jurisdictions with lower rates. For the year ended December 31, 2016, net earnings from discontinued operations were impacted by tax benefits of $16.2 million, primarily related to the release of reserves and favorable earnings mix in jurisdictions with lower tax rates. For the year ended December 31, 2015, net earnings from discontinued operations were impacted by tax benefits of $42.0 million, primarily related to the release of reserves and favorable earnings mix in jurisdictions with lower tax rates.

The carrying value of the major classes of assets and liabilities of Diversey were as follows:

(In millions)	December 31, 2016
Assets:
Cash and cash equivalents	$30.0
Trade receivables, net	438.2
Inventories	203.2
Other receivables	70.3
Prepaid expenses and other current assets	80.6
Property and equipment, net	170.6
Goodwill	972.8
Intangible assets, net	669.9
Deferred taxes(1)	39.8
Other non-current assets	162.0
Total assets held for sale	$2,837.4
Liabilities:
Short-term borrowings	$9.6
Current portion of long-term debt	31.1
Accounts payable	346.5
Other current liabilities	296.1
Long-term debt	175.7
Deferred taxes(1)	72.5
Other non-current liabilities	269.0
Total liabilities held for sale	$1,200.5

(1)
As of December 31, 2016, $27.2 million of amounts which were previously classified as $10.9 million of non-current assets held for sale and $16.3 million of non-current liabilities held for sale were reclassified to deferred tax assets since the amounts were not transferred as part of the sale of Diversey.

The following table presents selected financial information regarding cash flows of Diversey that are included within discontinued operations in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
(In millions)	2017	2016	2015
Non-cash items included in net earnings from discontinued operations:
Depreciation and amortization	$29.3	$111.4	$112.5
Share-based incentive compensation	10.2	12.0	10.1
Profit sharing expense	3.0	2.9	4.5
Provision for bad debt	2.3	5.0	3.1
Capital expenditures	11.9	17.8	37.1

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
Divestitures
Sale of Latin American foam trays and absorbent pads business

On August 1, 2017, we entered into an agreement to sell our polystyrene food tray business in Guarulhos, Brazil for a gross purchase price of R$24.0 million (or $7.2 million as of December 31, 2017). The closing of the transaction is expected to occur in the first quarter of 2018 after certain conditions are met. The purchase price is subject to working capital, cash and debt adjustments. As of December 31, 2017, there was $3.1 million of assets held for sale and $2.2 million of liabilities held for sale on the Consolidated Balance Sheet.
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

For the year ended December 31, 2015, the North American foam trays and absorbent pads businesses contributed approximately $52.9 million of net sales and $10.3 million of earnings before income taxes, which excludes certain allocated costs, including corporate support services, for which the Company would normally include in measuring its performance.
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
The net proceeds excluded contingent consideration which will be received if certain performance targets are met. This transaction follows the sale of our North American foam trays and absorbent pads business in April 2015 and is aligned with our continued commitment to a disciplined approach to portfolio management strategy. The European sale included the manufacturing facilities in Poole, UK and Bunol, Spain. Subsequent to December 31, 2015, we recorded an additional pre-tax loss on the sale of business primarily due to a reduction in the net proceeds of $1.6 million in 2016. This resulted in cumulative net proceeds of €16.5 million or approximately $17.7 million.
The European food trays business was part of the Company’s Food Care division.  The European food trays business met the held for sale criteria in the fourth quarter of 2015 prior to its disposition. The disposal of the European food trays business did not qualify as a discontinued operation.

For the year ended December 31, 2015, the European food trays business contributed approximately $48.7 million of net sales and $6.9 million of earnings before income taxes which excludes certain allocated costs, including corporate support services for which the Company would normally include in measuring its performance.
Acquisitions
Acquisition of Fagerdala
On October 2, 2017, the Company acquired Fagerdala Singapore Pte Ltd. ("Fagerdala"), a manufacturer and fabricator of polyethylene foam based in Singapore, to join its Product Care division. We acquired 100% of Fagerdala shares for estimated consideration of S$144.7 million, or $106.6 million, net of cash acquired of $13.3 million, inclusive of purchase price adjustments which will be finalized in 2018. We plan to leverage Fagerdala’s manufacturing footprint in Asia, expertise in foam manufacturing and fabrication, and commercial organization to grow sales in the consumer electronics, medical equipment and devices, automotive, temperature assurance, and e-commerce fulfillment sectors.

The following table summarizes the consideration transferred to acquire Fagerdala and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed.

Preliminary Allocation
(In millions)	As of October 2, 2017
Total consideration transferred	$106.6

Assets:
Cash and cash equivalents	$13.3
Trade receivables, net	22.4
Inventory, net	10.0
Prepaid expenses and other current assets	8.4
Property and equipment, net	23.3
Intangible assets, net	41.4
Goodwill	39.3
Assets	$158.1
Liabilities:
Short-term borrowings	$14.0
Accounts payable	6.9
Other current liabilities	15.1
Long-term debt, less current portion	3.8
Non-current deferred taxes	11.7
Liabilities	$51.5

The valuation of property, plant, and equipment, and intangible assets is preliminary.  We expect to complete the valuation in the first half of 2018. All of the goodwill is allocated to the Product Care reporting unit. The $41.4 million value allocated to definite-lived intangible assets consists primarily of $28.7 million of customer relationships with a useful life of sixteen years, $10.8 million of trademarks and tradenames with a useful life of fifteen years and various acquired technologies of $1.9 million with useful lives of fifteen years.
Acquisition of Deltaplam
On August 1, 2017, the Company acquired Deltaplam Embalagens Indústria e Comércio Ltda ("Deltaplam"), a family owned and operated Brazilian flexible packaging manufacturer, to join its Food Care division. The preliminary fair value of the consideration transferred was approximately $25.8 million. We recorded the fair value of the assets acquired and liabilities assumed on the acquisition date, which included $10.8 million of goodwill and $6.2 million of intangible assets.
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
The fair value of the consideration transferred was $19.0 million which included an immaterial amount related to the fair value of contingent consideration. We recorded the fair value of the assets acquired and liabilities assumed on the acquisition date, which included $15.3 million of intangible assets. Goodwill of $6.4 million was recorded, which is not deductible for tax purposes.

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
The Company’s segment reporting structure now consists of two reportable segments and a Corporate category as follows:

•	Food Care (including Medical Applications and New Ventures businesses); and

•	Product Care.
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
We allocate and disclose depreciation and amortization expense to our segments, although property and equipment, net is not allocated to the segment assets, nor is depreciation and amortization included in the segment performance metric Adjusted EBITDA. As of January 1, 2017, we modified our calculation of Adjusted EBITDA to exclude interest income. The impact in this modification was $7.5 million and $6.8 million for years ended December 31, 2016 and 2015, respectively. We also disclose restructuring and other charges by segment, although these items are not included in the segment performance metric Adjusted EBITDA since restructuring and other charges are categorized as Special Items as outlined in the table reconciling U.S. GAAP net earnings from continuing operations to Non-U.S. GAAP Total Company Adjusted EBITDA set forth below. The accounting policies of the reportable segments and Corporate are the same as those applied to the Consolidated Financial Statements.
The following tables show net sales and Adjusted EBITDA by our segment reporting structure:

	Year Ended December 31,
(In millions)	2017	2016	2015
Net Sales
Food Care	$2,815.2	$2,686.8	$2,856.1
As a % of Total Company net sales	63.1%	63.8%	64.8%
Product Care	1,646.4	1,524.5	1,554.2
As a % of Total Company net sales	36.9%	36.2%	35.2%
Total Company Net Sales	$4,461.6	$4,211.3	$4,410.3

	Year Ended December 31,
(In millions)	2017	2016	2015
Adjusted EBITDA from continuing operations
Food Care	$608.3	$605.4	$643.7
Adjusted EBITDA Margin	21.6%	22.5%	22.5%
Product Care	332.3	331.1	322.1
Adjusted EBITDA Margin	20.2%	21.7%	20.7%
Corporate(1)	(107.3)	(127.3)	(115.7)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$833.3	$809.2	$850.1
Adjusted EBITDA Margin	18.7%	19.2%	19.3%

(1)
Corporate includes costs previously allocated to the Diversey Care segment and Food Hygiene and Cleaning business of our Food Care segment which are included as part of continuing operations of $13.7 million, $15.0 million and $16.3 million for December 31, 2017, 2016 and 2015 respectively.

The following table shows a reconciliation of U.S. GAAP net earnings from continuing operations to Non-U.S. GAAP Total Company Adjusted EBITDA:

	Year Ended December 31,
(In millions)	2017	2016	2015
Net earnings from continuing operations	$62.8	$292.3	$158.8
Interest expense	(201.8)	(199.4)	(211.0)
Interest income	17.6	7.5	6.8
Income tax provision(1)	330.5	95.6	132.6
Depreciation and amortization(4)	(158.3)	(154.0)	(151.3)
Depreciation and amortization adjustments(2)	—	1.7	0.1
Special Items:
Restructuring and other charges(1)(5)	(12.1)	(2.5)	(48.7)
Other restructuring associated costs included in cost of sales and selling, general and administrative expenses	(14.3)	(19.8)	(25.7)
SARs	2.6	(0.7)	(3.9)
Foreign currency exchange loss related to Venezuelan subsidiaries	—	(1.7)	(27.2)
Charges related to ceasing operations in Venezuela(1)	—	(48.5)	—
Loss on debt redemption and refinancing activities	—	(0.1)	(110.0)
(Loss) gain on sale of North American foam trays and absorbent pads business and European food trays business	—	(1.8)	13.4
Charges related to acquisitions and divestitures and the sale of property, plant and equipment	(15.5)	—	—
Charges incurred related to the sale of Diversey	(68.6)	(1.4)	—
Settlement/curtailment benefits related to the sale of Diversey pension plans	13.5	—	—
Other Special Items(3)	(3.1)	(0.6)	(1.2)
Pre-tax impact of Special Items	(97.5)	(77.1)	(203.3)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$833.3	$809.2	$850.1

(1)
Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country. Refer to Note 2 “Summary of Significant Accounting Policies and Recently Issued Accounting Standards," of the Notes to Consolidated Financial Statements for further details.

(2)	This includes accelerated depreciation of non-strategic assets related to restructuring programs which were $1.1 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively.

(3)
Other Special Items for the year ended December 31, 2017 primarily included transaction costs related to reorganizations. Other Special Items for the year ended December 31, 2016 primarily included legal fees associated with restructuring and immaterial divestitures and acquisitions partially offset by a reduction in a non-income tax reserve following the completion of a governmental audit. Other Special Items for the year ended December 31, 2015 primarily included legal fees associated with restructuring and acquisitions.

(4)	Depreciation and amortization by segment is as follows:

	Year Ended December 31,
(In millions)	2017	2016	2015
Food Care	$103.8	$92.2	$97.1
Product Care	47.3	40.1	37.6
Corporate	7.2	21.7	16.6
Total Company depreciation and amortization(i)	$158.3	$154.0	$151.3

(i)	Includes share-based incentive compensation of $38.2 million in 2017, $50.9 million in 2016 and $51.0 million in 2015.

(5)	Restructuring and other charges by segment were as follows:

	Year Ended December 31,
(In millions)	2017	2016	2015
Food Care	$7.6	$1.6	$31.5
Product Care	4.5	0.9	17.2
Total Company restructuring and other charges(i)	$12.1	$2.5	$48.7

(i)	For the year ended December 31, 2016 restructuring and other charges excludes $0.3 million related to severance and termination benefits for employees in our Venezuelan subsidiaries.
Assets by Reportable Segments
The following table shows assets allocated by our segment reporting structure. Only assets which are identifiable by segment and reviewed by our chief operating decision maker by segment are allocated to the reportable segment assets, which are trade receivables, net, and finished goods inventories, net. All other assets are included in “Assets not allocated.”

	December 31,
(In millions)	2017	2016
Assets:
Trade receivables, net, and finished goods inventories, net
Food Care	$511.5	$459.9
Product Care	339.1	261.5
Total segments and other	$850.6	$721.4
Assets not allocated
Cash and cash equivalents	594.0	333.7
Property and equipment, net	998.4	889.6
Goodwill	1,939.8	1,882.9
Intangible assets, net	83.6	40.1
Assets held for sale	4.0	2,840.8
Other	809.9	707.0
Total	$5,280.3	$7,415.5
Allocation of Goodwill and Identifiable Intangible Assets to Reportable Segments
Our management views goodwill and identifiable intangible assets as corporate assets, so we do not allocate their balances to the reportable segments. However, we are required to allocate their balances to each reporting unit to perform our annual impairment review, which we do during the fourth quarter of the year using a measurement date of October 1st. See Note 7, “Goodwill and Identifiable Intangible Assets, Net,” of the Notes to Consolidated Financial Statements for the allocation of goodwill and identifiable intangible assets and the changes in their balances in the year ended December 31, 2017 by our segment reporting structure, and the details of our impairment review.

Geographic Information

	Year Ended December 31,
(In millions)	2017	2016	2015
Net sales(1):
North America(3)	$2,415.0	$2,237.8	$2,315.2
EMEA	984.7	962.7	1,033.1
Latin America	409.3	396.8	423.3
APAC	652.6	614.0	638.7
Total	$4,461.6	$4,211.3	$4,410.3
Total long-lived assets(1)(2):
North America	$639.6	$633.5
EMEA	274.1	213.3
Latin America	74.6	68.7
APAC	226.0	149.5
Total	$1,214.3	$1,065.0

(1)
Net sales to external customers attributed to geographic areas represent net sales to external customers based on destination. No non-U.S. country accounted for net sales in excess of 10% of consolidated net sales for the years ended December 31, 2017, 2016 or 2015 or long-lived assets in excess of 10% of consolidated long-lived assets at December 31, 2017 and 2016.

(2)	Total long-lived assets represent total assets excluding total current assets, deferred tax assets, goodwill, intangible assets and non-current assets held for sale.

(3)
Net sales to external customers within the U.S. were $2,278.6 million for the year ended December 31, 2017, $2,112.1 million for the year ended December 31, 2016 and $2,188.8 million for the year ended December 31, 2015.

Note 5 Inventories
The following table details our inventories:

	December 31,
(In millions)	2017	2016
Inventories, net:
Raw materials	$82.8	$81.5
Work in process	125.7	114.4
Finished goods	298.3	260.8
Total	$506.8	$456.7

Note 6 Property and Equipment, net
The following table details our property and equipment.

	December 31,
(In millions)	2017	2016
Land and improvements	$43.5	$41.6
Buildings	718.9	600.2
Machinery and equipment	2,330.5	2,091.5
Other property and equipment	116.3	104.3
Construction-in-progress	114.7	210.1
Property and equipment, gross	3,323.9	3,047.7
Accumulated depreciation and amortization	(2,325.5)	(2,158.1)
Property and equipment, net	$998.4	$889.6
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment for the years ended December 31.

	Year Ended December 31,
(In millions)	2017	2016	2015
Interest cost capitalized	$10.3	$11.0	$5.4
Depreciation and amortization expense for property and equipment	$107.0	$88.2	$89.1

Note 7 Goodwill and Identifiable Intangible Assets, Net
Goodwill
We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year, using a measurement date of October 1st, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company performed a qualitative assessment of the goodwill by reporting unit as of October 1, 2017, during the fourth quarter of 2017, and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of key factors including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-and reporting unit-specific events. As such, it was not necessary to perform the two-step quantitative goodwill impairment test at that time. In addition, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed in the fourth quarter of the fiscal year ended December 31, 2017. If the qualitative factors had indicated that it was more likely than not that the fair value of the reporting units was less than its carrying amount, the Company would have tested goodwill for impairment at the reporting unit level using a two-step approach.
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

Allocation of Goodwill to Reporting Units
The following table shows our goodwill balances by our segment reporting structure:

(In millions)	Food Care	Product Care	Total
Carrying Value at December 31, 2016	$510.8	$1,372.1	$1,882.9
Acquisition and divestiture	10.1	39.3	49.4
Currency translation	6.0	1.5	7.5
Carrying Value at December 31, 2017	$526.9	$1,412.9	$1,939.8

As noted above, it was determined under a qualitative assessment that it was more likely than not that the fair value of any reporting unit was less than its carrying amount. Therefore, there was no impairment of goodwill. However, if the fair value decreases in future periods, the Company may fail step one of the goodwill impairment test and be required to perform step two. In performing step two, the fair value would have to be allocated to all of the assets and liabilities of the reporting unit. Therefore, any potential goodwill impairment charge would be dependent upon the estimated fair value of the reporting unit at that time and the outcome of step two of the impairment test. The fair values of the assets and liabilities of the reporting unit, including the intangible assets could vary depending on various factors.
The future occurrence of a potential indicator of impairment, such as a decrease in expected net earnings, adverse equity market conditions, a decline in current market multiples, a decline in our common stock price, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more likely than not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require an interim assessment for some or all of the reporting units before the next required annual assessment. In the event of significant adverse changes of the nature described above, we might have to recognize a non-cash impairment of goodwill, which could have a material adverse effect on our consolidated financial condition and results of operations.
Identifiable Intangible Assets, Net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	December 31, 2017			December 31, 2016
(In millions)	Gross Carrying Value	Accumulated Amortization	Net (1)	Gross Carrying Value	Accumulated Impairment	Net
Customer relationships	$59.7	$(19.7)	$40.0	$25.0	$(17.5)	$7.5
Trademarks and tradenames	11.6	(0.5)	11.1	0.6	(0.2)	0.4
Capitalized software	50.6	(40.0)	10.6	42.6	(31.2)	11.4
Technology	39.2	(27.5)	11.7	34.4	(24.2)	10.2
Contracts	10.9	(9.6)	1.3	10.6	(8.9)	1.7
Total intangible assets with definite lives	172.0	(97.3)	74.7	113.2	(82.0)	31.2
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets	$180.9	$(97.3)	$83.6	$122.1	$(82.0)	$40.1

(1)
As of December 31, 2017, amounts include intangible assets inquired as part of the Fagerdala acquisition. See Note 3, "Discontinued Operations, Divestitures and Acquisitions" to the Notes to Consolidated Financial Statements for additional information related to the Fagerdala acquisition.

The following table shows the remaining estimated future amortization expense at December 31, 2017.

Year	Amount (in millions)
2018	$11.1
2019	8.1
2020	5.8
2021	5.3
Thereafter	44.4
Total	$74.7

Amortization expense was $13.1 million in 2017, $15.0 million in 2016 and $11.1 million in 2015.

The following table shows the remaining weighted average useful life of our definite lived intangible assets as of December 31, 2017.

Remaining weighted average useful lives
Customer relationships	15.3
Trademarks and trade names	14.5
Technology	3.3
Contracts	3.7
Total identifiable intangible assets, net with definite lives	11.5

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
As of December 31, 2017, the maximum purchase limit for receivable interests was $60.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $60.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During the year ended December 31, 2017, the level of eligible assets available under the program was lower than $60.0 million primarily due to certain required reserves against our receivables. As a result, the amount available to us under the program was $58.1 million at December 31, 2017. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.
The program expires annually in August and is renewable.
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
As of December 31, 2017, the maximum purchase limit for receivable interests was €80.0 million, ($95.5 million equivalent at December 31, 2017) subject to availability limits.  The terms and provisions of this program are similar to our U.S. program discussed above. As of December 31, 2017, the amount available under this program before utilization was €80.0 million ($95.5 million equivalent as of December 31, 2017).
This program expires annually in August and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of December 31, 2017, there were no amounts outstanding under our U.S. and European programs. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. Total interest expense related to the use of these programs was approximately $1.0 million for the year ended December 31, 2017, $1.3 million for the year ended December 31, 2016 and less than $1.0 million for the year ended December 31, 2015.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at December 31, 2017.
As of December 31, 2016, there were no amounts outstanding under our U.S. and European programs.
Note 9 Restructuring and Relocation Activities
Consolidation of Restructuring Programs
As reported in our 2015 Form 10-K, our December 2011 Integration and Optimization Program (“IOP”) and the May 2013 Earnings Quality Improvement Program (“EQIP”) were substantially complete and did not significantly impact 2017. The December 2014 Fusion program had significant activity in 2017.
In the first quarter of 2016, the Board of Directors agreed to consolidate the remaining activities of all restructuring programs to create a single program to be called the “Sealed Air Restructuring Program” or the “Program.”
The Program consists of a portfolio of restructuring projects across all of our divisions as part of our transformation of Sealed Air into a knowledge-based company, including reductions in headcount, and relocation of certain facilities and offices, which primarily reflects the relocation from our former corporate headquarters in Elmwood Park, New Jersey; and facilities in Saddle Brook, New Jersey; Racine, Wisconsin; and, Duncan and Greenville, South Carolina to our new global headquarters in Charlotte, North Carolina. The cost of the Charlotte campus was estimated to be approximately $120.0 million. The Program also includes costs associated with the sale of Diversey.

Program metrics are as follows:

Sealed Air Restructuring Program
Approximate positions eliminated by the Program	1,950
Estimated Program Costs (in millions):
Costs of reduction in headcount as a result of reorganization	$260-$270
Other expenses associated with the Program	130-135
Total expense	$390-$405
Capital expenditures	250-255
Proceeds, foreign exchange and other cash items	(70)-(75)
Total estimated net cash cost	$570-$585
Program to Date Cumulative Expense (in millions):
Costs of reduction in headcount as a result of reorganization	$237
Other expenses associated with the Program	123
Total Cumulative Expense	$360
Cumulative capital expenditures	$235

The following table details our restructuring activities as reflected in the Statement of Operations for the twelve months ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In millions)	2017	2016	2015
Continuing operations:
Other associated costs	$14.3	$19.8	$25.7
Restructuring charges	12.1	2.5	48.7
Total charges from continuing operations	26.4	22.3	74.4
Charges included in discontinued operations	2.4	18.6	46.8
Total charges	$28.8	$40.9	$121.2
Capital Expenditures	$21.3	$123.5	$52.0

The restructuring accrual, spending and other activity for the year ended December 31, 2017 and the accrual balance remaining at December 31, 2017 related to the Program were as follows:

(In millions)
Restructuring accrual at December 31, 2016	$47.4
Accrual and accrual adjustments	12.1
Cash payments during 2017	(36.8)
Transfers as part of the Diversey sale	(5.5)
Effect of changes in foreign currency exchange rates	(1.1)
Restructuring accrual at December 31, 2017	$16.1

We expect to pay $15.4 million of the accrual balance remaining at December 31, 2017 within the next twelve months. This amount is included in accrued restructuring costs on the Consolidated Balance Sheet at December 31, 2017. The majority of the remaining accrual of $0.7 million is expected to be paid in 2019.  This amount is included in other non-current liabilities on our Consolidated Balance Sheet at December 31, 2017.

Note 10 Other Current and Non-Current Liabilities
The following tables detail our other current liabilities and other non-current liabilities at December 31, 2017 and 2016:

	December 31,
(In millions)	2017	2016
Other current liabilities:
Accrued salaries, wages and related costs	$194.0	$149.4
Accrued operating expenses(1)	237.2	156.8
Accrued customer volume rebates	87.9	76.1
Accrued interest	38.5	37.9
Accrued employee benefit liability	4.4	3.2
Total	$562.0	$423.4

	December 31,
(In millions)	2017	2016
Other non-current liabilities:
Accrued employee benefit liability	$163.7	$172.4
Other postretirement liability	46.1	51.7
Other various liabilities(1)	281.0	178.0
Total	$490.8	$402.1

(1)	As of December 31, 2017, accrued operating expenses and other various liabilities included income tax liabilities of $36.4 million and $227.6 million, respectively.

Note 11 Debt and Credit Facilities
Our total debt outstanding consisted of the amounts set forth on the following table:

	December 31,
(In millions)	2017	2016
Short-term borrowings (1)	$25.3	$83.0
Current portion of long-term debt	2.2	297.0
Total current debt	27.5	380.0
Term Loan A due July 2019	222.7	818.3
6.50% Senior Notes due December 2020	423.6	423.1
4.875% Senior Notes due December 2022	420.4	419.6
5.25% Senior Notes due April 2023	420.4	419.7
4.50% Senior Notes due September 2023	474.3	416.7
5.125% Senior Notes due December 2024	420.7	420.2
5.50% Senior Notes due September 2025	396.7	396.4
6.875% Senior Notes due July 2033	445.4	445.3
Other	6.3	3.3
Total long-term debt, less current portion(3)	3,230.5	3,762.6
Total debt(2)(4)	$3,258.0	$4,142.6

(1)
Short-term borrowings of $25.3 million at December 31, 2017 are comprised of $2.1 million of Diversey accounts payable obligations under financing arrangements which Sealed Air was fully reimbursed for as part of the sale of

Diversey as well as $23.2 million of short-term borrowing from various lines of credit. Short-term borrowings at December 31, 2016 were comprised primarily of $83.0 million of short-term borrowings from various lines of credit.

(2)
As of December 31, 2017, our weighted average interest rate on our short-term borrowings outstanding was 5.4% and on our long-term debt outstanding was 5.3%. As of December 31, 2016, our weighted average interest rate on our short-term borrowings outstanding was 4.8% and on our long-term debt outstanding was 4.7%.

(3)	Amounts are net of unamortized discounts and issuance costs of $29.5 million as December 31, 2017 and $36.3 million as of December 31, 2016.

(4)	Long-term debt instruments are listed in order of priority.
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
Credit Facility
2017 Activity
On July 1, 2017, we executed an amendment to the Amended Credit Facility in order to permit the sale of Diversey.  The amendment primarily allowed us to take steps necessary for the legal separation of the Diversey business and release the loan security effective with the sale closing.  Subsequent to the execution of the amendment, we prepaid the Brazilian tranche of our Term Loan A facility due in July 2019 in the amount of $96.3 million in connection with the anticipated Diversey transaction. An additional $755.2 million of this facility was prepaid in conjunction with the Diversey closing. As of December 31, 2017, the remaining balance of this facility was $222.7 million and no further amortization payments will be required before the maturity of the facility.

Also, in July 2017, we paid the full $250.0 million principal balance of the Term Loan A facility due in July 2017, upon its maturity.
Lines of Credit
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the revolving credit facility discussed above, and the amounts available under our accounts receivable securitization programs.

	December 31,
(In millions)	2017	2016
Used lines of credit (1)(2)	$23.2	$83.0
Unused lines of credit	1,108.6	1,074.4
Total available lines of credit(3)	$1,131.8	$1,157.4

(1)	Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.

(2)	At the end of 2017 there was no cash held on deposit. As of December 31, 2016, there were $25.4 million of cash held on deposit as a compensating balance for certain short-term borrowings.

(3)	Of the total available lines of credit, $855.5 million were committed as of December 31, 2017.
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Second Amended and Restated Credit Agreement). We were in compliance with the above financial covenants and limitations at December 31, 2017 and 2016.
Debt Maturities
The following table summarizes the scheduled annual maturities for the next five years and thereafter of our long-term debt, including the current portion of long-term debt and capital leases. This schedule represents the principle portion of our debt, and therefore excludes debt discounts, interest rate swaps and lender and finance fees.

Year	Amount (in millions)
2018	$2.2
2019	228.2
2020	425.9
2021	0.4
2022	425.1
Thereafter	2,180.5
Total	$3,262.3

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
Foreign Currency Forward Contracts Designated as Cash Flow Hedges
The primary purpose of our cash flow hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material purchases that are denominated in foreign currencies in order to minimize the impact of the changes in foreign currencies. We record gains and losses on foreign currency forward contracts qualifying as cash flow hedges in AOCI to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains and losses in cost of sales on our Consolidated Statements of Operations. Cash flows from derivative financial instruments are classified as cash flows from operating activities on the Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months.
Net unrealized after-tax (losses) gains related to these contracts that were included in AOCI were $(5.0) million, $1.6 million and $5.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $0.3 million of net unrealized derivative gains included in AOCI will be reclassified into earnings within the next twelve months.

Foreign Currency Forward Contracts Not Designated as Hedges
Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to foreign currency-denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these derivative contracts are recognized in other income, net, on our Consolidated Statements of Operations and are largely offset by the remeasurement of the underlying foreign currency-denominated items indicated above. Cash flows from derivative financial instruments not classified as cash flows from investing activities on the Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months.
Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our mix of fixed and floating interest rates on our outstanding indebtedness.
At December 31, 2017 and 2016, we had no outstanding interest rate swaps.
Interest Rate and Currency Swaps
In 2014, in connection with exercising the $100.0 million delayed draw under the senior secured credit facility, we entered into a series of interest rate and currency swaps in a notional amount of $100.0 million. On September 30, 2016, the first $20.0 million swap contract matured and was settled. As a result of the settlement, the Company received $4.9 million. For the year ended December 31, 2017, net cash received for these swaps was $14.6 million. In July 2017, we prepaid the Brazilian tranche of our Term Loan A facility due in July 2019 in the amount of $96.3 million in connection with the anticipated Diversey transaction. In anticipation of this loan prepayment, we terminated all the swaps used to convert the related U.S. dollar-denominated variable rate obligation into a fixed Brazilian real-denominated obligation. The related activity has been classified as net earnings from discontinued operations, net of tax on the Consolidated Statement of Operations.
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
The €400 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the fair value of the debt was $27.8 million ($17.2 million after tax) as of December 31, 2017, and is reflected in long-term debt on our Consolidated Balance Sheet.
In March 2015, we entered into a series of cross-currency swaps with a combined notional amount of $425 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates. As a result of the sale of Diversey, we terminated these cross-currency swaps in September 2017 and settled these swaps in October 2017. The fair value of the swaps on the date of termination was a liability of $61.8 million which was partially offset by semi-annual interest settlements of $17.7 million. This resulted in a net impact of $(44.1) million recorded in AOCI.
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
The following table details the fair value of our derivative instruments included on our Consolidated Balance Sheets.

	Cash Flow Hedge		Net Investment Hedge		Non-Designated as Hedging Instruments		Total
	December 31,		December 31,		December 31,		December 31,
(In millions)	2017	2016	2017	2016	2017	2016	2017	2016
Derivative Assets
Foreign currency forward contracts	$0.5	$4.9	$—	$—	$3.6	$11.4	$4.1	$16.3
Interest rate and currency swaps	—	23.9	—	—	—	—	—	23.9
Total Derivative Assets	$0.5	$28.8	$—	$—	$3.6	$11.4	$4.1	$40.2
Derivative Liabilities
Foreign currency forward contracts	$(2.4)	$(0.1)	$—	$—	$(3.3)	$(11.5)	$(5.7)	$(11.6)
Cross-currency swaps	—	—	—	(5.3)	—	—	—	(5.3)
Total Derivative Liabilities(1)	$(2.4)	$(0.1)	$—	$(5.3)	$(3.3)	$(11.5)	$(5.7)	$(16.9)
Net Derivatives (2)	$(1.9)	$28.7	$—	$(5.3)	$0.3	$(0.1)	$(1.6)	$23.3

(1)	Excludes €400.0 million of euro-denominated debt ($474.3 million equivalent at December 31, 2017 and $416.7 million equivalent at December 31, 2016), designated as a net investment hedge.

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities		Other Non-current Assets		Other Non-current Liabilities
	December 31,		December 31,		December 31,		December 31,
(In millions)	2017	2016	2017	2016	2017	2016	2017	2016
Gross position	$4.1	$22.6	$(5.7)	$(11.6)	$—	$17.6	$—	$(5.3)
Reclassified to held for sale	—	(7.3)	—	2.3	—	(17.6)	—	—
Impact of master netting agreements	(0.4)	(0.2)	0.4	0.2	—	—	—	—
Net amounts recognized on the Consolidated Balance Sheet	$3.7	$15.1	$(5.3)	$(9.1)	$—	$—	$—	$(5.3)

The following table details the effect of our derivative instruments on our Consolidated Statements of Operations.

	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Year Ended December 31,
(In millions)	2017	2016	2015
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts(1)(4)	$0.9	$0.6	$9.6
Interest rate and currency swaps(2)(4)	(3.4)	(25.9)	25.7
Treasury locks(3)	0.1	0.1	0.1
Sub-total cash flow hedges	(2.4)	(25.2)	35.4
Fair Value Hedges:
Interest rate swaps	0.5	0.5	0.4
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(4)	(8.4)	(27.6)	32.0
Total	$(10.3)	$(52.3)	$67.8

(1)
Amounts recognized on the foreign currency forward contracts were included in cost of sales during the years ended December 31, 2017 and 2016 and other income (expense), net during the year ended December 31, 2015.

(2)
As of December 31, 2017, amounts recognized on the interest rate and currency swaps included a $1.0 million loss on the remeasurement of the hedged debt, which is included in other (expense) income, net and interest expense of $2.5 million related to the hedge of the interest payments. As of December 31, 2016, amounts recognized on the interest rate and currency swaps included a $20.8 million loss which offset a loss on remeasurement of the hedged debt, which is included in other (expense) income, net and interest expense of $5.1 million related to the hedge of interest payments. As of December 31, 2015, amounts recognized on the interest rate and currency swaps included a $31.6 million gain which offset a loss on remeasurement of the hedged debt, which is included in other (expense) income, net and interest expense of $5.9 million related to the hedge of interest payments.

(3)	Amounts recognized on the treasury locks were included in interest expense which is related to amortization of terminated interest rate swaps.

(4)
Amounts related to Diversey have been reclassified to earnings from discontinued operations, net of tax on the Consolidated Statement of Operations. For the years ended December 31, 2017, 2016 and 2015 there was $0.8 million, $(32.2) million and $22.4 million reclassified, respectively.

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

	December 31, 2017
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$297.5	$297.5	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward and option contracts	$(1.6)	$—	$(1.6)	$—

	December 31, 2016
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$71.3	$71.3	$—	$—
Compensating balance deposits	$52.9	$52.9	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts	$4.7	$—	$4.7	$—
Interest rate and currency swaps	$23.9	$—	$23.9	$—
Cross-currency swaps	$(5.3)	$—	$(5.3)	$—
Cash Equivalents
Our cash equivalents consist of commercial paper (fair value determined using Level 2 inputs) and bank time deposits (Level 1). Since these are short-term highly liquid investments with original maturities of 3 months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates. The amount of cash equivalents increased during 2017, primarily as a result of the cash proceeds received from the sale of Diversey.
Compensating Balance Deposits
In 2016, we had compensating balance deposits related to certain short-term borrowings.  These represent bank certificates of deposits that will mature within the next 3 months.
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

The table below shows the carrying amounts and estimated fair values of our total debt:

	December 31, 2017		December 31, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A Facility due July 2017	$—	$—	$249.9	$249.9
Term Loan A Facility due July 2019(1)	222.7	222.7	1,067.8	1,067.8
6.50% Senior Notes due December 2020	423.6	465.1	423.1	477.3
4.875% Senior Notes due December 2022	420.4	451.0	419.6	437.6
5.25% Senior Notes due April 2023	420.4	455.6	419.7	441.1
4.50% Senior Notes due September 2023(1)	474.3	544.4	416.7	453.4
5.125% Senior Notes due December 2024	420.7	456.2	420.2	437.3
5.50% Senior Notes due September 2025	396.7	439.9	396.4	418.8
6.875% Senior Notes due July 2033	445.4	527.3	445.3	462.7
Other foreign loans(1)	30.2	30.4	78.9	79.2
Other domestic loans	3.6	3.6	21.4	21.3
Total debt	$3,258.0	$3,596.2	$4,359.0	$4,546.4
Less amounts included as liabilities held for sale	—	—	216.4	216.4
Total debt from continuing operations	$3,258.0	$3,596.2	$4,142.6	$4,330.0

(1)	Includes borrowings denominated in currencies other than U.S. dollars.
In addition to the table above, the Company remeasures amounts related to contingent consideration liabilities related to acquisitions and certain equity compensation, that were carried at fair value on a recurring basis in the Consolidated Financial Statements or for which a fair value measurement was required. Refer to Note 3 “Discontinued Operations, Divestitures and Acquisitions” of the Notes to Consolidated Financial Statements for information regarding contingent consideration and Note 18 “Stockholders’ Equity” of the Notes to Consolidated Financial Statements for share based compensation in the Notes to Consolidated Financial Statements. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets and asset retirement obligations.
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
Our contributions to our provisions for the profit sharing plan and retirement savings plans are charged to operations and amounted to $39.9 million in 2017, $42.9 million in 2016 and $55.3 million in 2015. In 2017, 502,519 shares were contributed as part of our contribution to the profit sharing plan related to 2016; in 2016, 830,600 shares were contributed as part of our contribution to the profit sharing plan related to 2015, and in 2015, 787,500 shares were contributed as part of our contribution to the profit sharing plan related to 2014. These shares were issued out of treasury stock.
We have various international defined contribution benefit plans which cover certain employees. We have expanded use of these plans in select countries where they have been used to supplement or replace defined benefit plans.
Defined Benefit Pension Plans
We recognize the funded status of each defined pension benefit plan as the difference between the fair value of plan assets and the projected benefit obligation of the employee benefit plans in the Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of taxes. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability on our Consolidated Balance Sheet. Subsequent changes in the funded status are reflected on the Consolidated Balance Sheet in unrecognized pension items, a component of accumulated other comprehensive loss, which are included in total stockholders’ equity. The amount of unamortized pension items is recorded net of tax. The measurement date used to determine the projected benefit obligation and the fair value of plan assets is December 31.
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
During the year ended December 31, 2017, several of our pension plans transferred in the sale of Diversey. Two international plans were split between Diversey and Sealed Air at the close of the sale. Unless noted, the tables in this disclosure show only activity related to plans retained by Sealed Air as of December 31, 2017. The impact of the divestiture on the plans that were split is shown in the lines labeled “Business divestiture”, as applicable below.
The following table shows the components of our net periodic benefit cost for the three years ended December 31, for our pension plans charged to operations:

	Year Ended December 31,
(In millions)	2017	2016	2015
Net periodic benefit cost:
U.S. and international net periodic benefit cost (income) included in cost of sales	$0.2	$1.7	$1.7
U.S. and international net periodic benefit cost included in selling, general and administrative expenses	0.8	10.2	9.2
Total benefit cost	$1.0	$11.9	$10.9

The amount recorded in inventory for the years ended December 31, 2017, 2016 and 2015 was not material.
A number of our U.S. employees, including some employees who are covered by collective bargaining agreements, participate in defined benefit pension plans. Some of our international employees participate in defined benefit pension plans in their respective countries. The following table presents our funded status for 2017 and 2016 for our U.S. and international pension plans. The measurement date used to determine benefit obligations and plan assets is December 31 for all material plans.

	December 31, 2017			December 31, 2016
(In millions)	U.S.	International	Total	U.S.	International	Total
Change in benefit obligation:
Projected benefit obligation at beginning of period	$213.1	$765.8	$978.9	$215.0	$748.0	$963.0
Service cost	0.1	6.9	7.0	0.6	10.0	10.6
Interest cost	6.8	16.1	22.9	7.8	18.3	26.1
Actuarial loss (gain)	11.3	16.5	27.8	8.9	72.6	81.5
Settlement/curtailment	(13.8)	(21.2)	(35.0)	(11.4)	(0.6)	(12.0)
Benefits paid	(12.9)	(22.6)	(35.5)	(12.7)	(27.2)	(39.9)
Employee contributions	—	2.2	2.2	—	2.8	2.8
Business divestiture	—	(120.2)	(120.2)	—	—	—
Other	0.1	1.1	1.2	4.9	(1.7)	3.2
Foreign exchange impact	—	57.6	57.6	—	(56.4)	(56.4)
Projected benefit obligation at end of period	$204.7	$702.2	$906.9	$213.1	$765.8	$978.9
Change in plan assets:
Fair value of plan assets at beginning of period	$150.3	$621.5	$771.8	$156.7	$603.6	$760.3
Actual return on plan assets	19.3	50.8	70.1	9.1	80.5	89.6
Employer contributions	6.3	21.8	28.1	0.2	17.7	17.9
Employee contributions	—	2.2	2.2	—	2.8	2.8
Benefits paid	(12.9)	(22.6)	(35.5)	(12.7)	(27.2)	(39.9)
Settlement/curtailment	(14.3)	(16.1)	(30.4)	(5.1)	(0.5)	(5.6)
Business divestiture	—	(74.2)	(74.2)	—	—	—
Other	—	(0.5)	(0.5)	2.1	—	2.1
Foreign exchange impact	—	44.6	44.6	—	(55.4)	(55.4)
Fair value of plan assets at end of period	$148.7	$627.5	$776.2	$150.3	$621.5	$771.8
Underfunded status at end of year	$(56.0)	$(74.7)	$(130.7)	$(62.8)	$(144.3)	$(207.1)
Accumulated benefit obligation at end of year	$204.8	$688.9	$893.7	$213.1	$720.6	$933.7

Amounts included in the Consolidated Balance Sheet, excluding amounts held for sale and including plans which were deemed immaterial and not included above, consisted of:

	December 31, 2017			December 31, 2016
(In millions)	U.S.	International	Total	U.S.	International	Total
Other assets	$—	$39.1	$39.1	$—	$17.8	$17.8
Other current liabilities	—	(2.4)	(2.4)	—	(2.5)	(2.5)
Other liabilities	(56.1)	(113.3)	(169.4)	(61.1)	(120.9)	(182.0)
Net amount recognized	$(56.1)	$(76.6)	$(132.7)	$(61.1)	$(105.6)	$(166.7)

The following table shows the components of our net periodic benefit cost (income) for the years ended December 31, for our pension plans charged to operations:

	December 31, 2017			December 31, 2016			December 31, 2015
(In millions)	U.S.	International	Total	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost (income):
Service cost	$0.1	$6.9	$7.0	$0.6	$10.0	$10.6	$0.7	$10.7	$11.4
Interest cost	6.8	16.1	22.9	7.8	18.3	26.1	8.6	21.8	30.4
Expected return on plan assets	(9.8)	(30.6)	(40.4)	(10.0)	(24.3)	(34.3)	(11.4)	(28.3)	(39.7)
Other adjustments	—	—	—	1.3	—	1.3	—	—	—
Amortization of net prior service cost	—	(0.1)	(0.1)	—	—	—	—	—	—
Amortization of net actuarial loss	0.8	5.7	6.5	2.2	5.3	7.5	1.8	6.0	7.8
Net periodic benefit (income) cost	$(2.1)	$(2.0)	$(4.1)	$1.9	$9.3	$11.2	$(0.3)	$10.2	$9.9
Cost (income) of settlement/curtailment	2.1	3.0	5.1	0.6	0.1	0.7	1.6	(0.6)	1.0
Total benefit cost	$—	$1.0	$1.0	$2.5	$9.4	$11.9	$1.3	$9.6	$10.9

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2017 and 2016 are:

	December 31, 2017			December 31, 2016
(In millions)	U.S.	International	Total	U.S.	International	Total
Unrecognized prior service costs	$0.1	$0.6	$0.7	$—	$(1.2)	$(1.2)
Unrecognized net actuarial loss	41.4	104.7	146.1	42.0	163.0	205.0
Total	$41.5	$105.3	$146.8	$42.0	$161.8	$203.8

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss at December 31, 2017 and 2016 were as follows:

	December 31, 2017			December 31, 2016
(In millions)	U.S.	International	Total	U.S.	International	Total
Current year actuarial loss (gain)	$2.3	$(8.7)	$(6.4)	$3.6	$16.2	$19.8
Amortization of actuarial loss	(0.8)	(5.7)	(6.5)	(2.3)	(5.3)	(7.6)
Business divestiture	—	(42.6)	(42.6)	—	—	—
Other adjustments	—	1.3	1.3	0.3	(0.1)	0.2
Settlement/curtailment gain	(2.1)	(2.3)	(4.4)	(0.6)	(0.1)	(0.7)
Total	$(0.6)	$(58.0)	$(58.6)	$1.0	$10.7	$11.7

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the year ending December 31, 2018 are as follows:

	Year Ended 2018
(In millions)	U.S.	International	Total
Unrecognized prior service costs	$—	$—	$—
Unrecognized net actuarial loss	1.0	2.5	3.5
Total	$1.0	$2.5	$3.5

Information for plans with accumulated benefit obligations in excess of plan assets as of December 31, 2017 and 2016 are as follows:

	December 31, 2017			December 31, 2016
(In millions)	U.S.	International	Total	U.S.	International	Total
Accumulated benefit obligation	$204.8	$338.7	$543.5	$213.1	$412.0	$625.1
Fair value of plan assets	148.7	236.2	384.9	150.3	283.3	433.6

Actuarial Assumptions
Weighted average assumptions used to determine benefit obligations at December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
(In millions)	U.S.	International	U.S.	International
Benefit obligations
Discount rate	3.6%	2.5%	4.0%	2.4%
Rate of compensation increase	N/A	2.3%	N/A	2.4%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were as follows:

	December 31, 2017		December 31, 2016		December 31, 2015
(In millions)	U.S.	International	U.S.	International	U.S.	International
Net periodic benefit cost
Discount rate	4.0%	2.4%	4.3%	2.8%	3.9%	3.0%
Expected long-term rate of return	6.7%	5.0%	6.7%	4.3%	6.5%	4.7%
Rate of compensation increase	N/A	2.4%	3.0%	2.5%	3.0%	2.4%

Estimated Future Benefit Payments
We expect the following estimated future benefit payments, which reflect expected future service as appropriate, to be paid in the years indicated:

	Amount
(In millions)	U.S.	International	Total
Year
2018	$13.4	$29.8	$43.2
2019	12.5	25.9	38.4
2020	12.0	26.8	38.8
2021	12.5	29.7	42.2
2022	13.5	30.7	44.2
Thereafter	62.3	158.2	220.5
Total	$126.2	$301.1	$427.3

Plan Assets
We review the expected long-term rate of return on plan assets annually, taking into consideration our asset allocation, historical returns, and the current economic environment. The expected return on plan assets is calculated based on the fair value of plan assets at year end. To determine the expected return on plan assets, expected cash flows have been taken into account.
Our long-term objectives for plan investments are to ensure that (a) there is an adequate level of assets to support benefit obligations to participants over the life of the plans, (b) there is sufficient liquidity in plan assets to cover current benefit obligations, and (c) there is a high level of investment return consistent with a prudent level of investment risk. The investment strategy is focused on a long-term total return in excess of a pure fixed income strategy with short-term volatility less than that of a pure equity strategy. To accomplish this objective, we invest assets primarily in a diversified mix of equity and fixed income investments. For U.S. plans, the target asset allocation will typically be 40-50% in equity securities, with a maximum equity allocation of 65%, and 50-60% in fixed income securities, with a minimum fixed income allocation of 35% including cash.
The fair values of our U.S. and international pension plan assets, by asset category and by the level of fair values are as follows:

	December 31, 2017				December 31, 2016
	Total				Total
(In millions)	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents(1)	$7.5	$5.6	$1.9	$—	$5.8	$4.3	$1.5	$—
Fixed income funds(2)	385.9	—	385.9	—	371.9	—	371.9	—
Equity funds(3)	257.6	—	257.6	—	258.8	—	258.8	—
Other(4)	125.2	—	35.7	89.5	135.3	—	34.6	100.7
Total	$776.2	$5.6	$681.1	$89.5	$771.8	$4.3	$666.8	$100.7

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

The following table shows the activity of our U.S. and international plan assets, which are measured at fair value using Level 3 inputs.

	December 31,
(In millions)	2017	2016
Balance at beginning of period	$100.7	$79.5
Gains on assets still held at end of year	2.3	4.8
Purchases, sales, issuance, and settlements	1.3	2.7
Transfers in and/or out of Level 3	(21.2)	22.9
Foreign exchange gain (loss)	6.4	(9.2)
Balance at end of period	$89.5	$100.7
Note 15 Other Post-Employment Benefits and Other Employee Benefit Plans
In addition to providing pension benefits, we provide for a portion of healthcare, dental, vision and life insurance benefits for certain retired legacy Diversey employees, primarily in North America. Covered employees retiring on or after attaining age 55 and who have rendered at least 10 years of service are entitled to post-retirement healthcare, dental and life insurance benefits. These benefits are subject to deductibles, co-payment provisions and other limitations.
Contributions made by us, net of Medicare Part D subsidies received in the U.S., are reported below as benefits paid. We may change the benefits at any time. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans, follows:

	December 31,
(In millions)	2017	2016
Change in benefit obligations:
Benefit obligation at beginning of period	$54.0	$64.4
Service cost	0.1	0.2
Interest cost	1.6	1.9
Actuarial loss (gain)	1.0	(6.3)
Benefits paid, net	(4.3)	(4.3)
Settlement/curtailment	(1.2)	—
Loss due to exchange rate movements	0.1	—
Plan amendments	—	(1.9)
Benefit obligation at end of period	$51.3	$54.0
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	4.3	4.3
Benefits paid, net	(4.3)	(4.3)
Fair value of plan assets at end of period	$—	$—
Net amount recognized:
Underfunded status	$(51.3)	$(54.0)
Accumulated benefit obligation at end of year	$51.3	$54.0
Net amount recognized in consolidated balance sheets consists of:
Current liability	$(5.2)	$(3.0)
Non-current liability	(46.1)	(51.0)
Net amount recognized	$(51.3)	$(54.0)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$2.0	$2.0
Prior service credit	(3.1)	(17.9)
Total	$(1.1)	$(15.9)

The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 3.4% at December 31, 2017 and 3.9% at December 31, 2016. The components of net periodic benefit cost for the years ended December 31 were as follows:

(In millions)	2017	2016	2015
Components of net periodic benefit cost:
Service cost	$0.1	$0.2	$0.8
Interest cost	1.6	1.9	2.9
Amortization of net loss	(0.2)	—	0.4
Amortization of prior service credit	(1.2)	(1.6)	(0.8)
Net periodic benefit cost	$0.3	$0.5	$3.3
Income of settlement/curtailment	(13.5)	—	(1.2)
Total benefit (income) cost for fiscal year	$(13.2)	$0.5	$2.1

The amounts in accumulated other comprehensive loss at December 31, 2017 that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

(In millions)	December 31, 2017
Unrecognized prior service costs	$(0.3)
Unrecognized net actuarial loss	(0.2)
Total	$(0.5)
Healthcare Cost Trend Rates
For the year ended December 31, 2017, healthcare cost trend rates were assumed to be 6.8% for the U.S. plan in 2017 and decreasing to 5.0% by 2022, and 5.0% for the Canada plan in 2017, and unchanged in future years. The assumed healthcare cost trend rate has an effect on the amounts reported for the healthcare plans. A one percentage point change on assumed healthcare cost trend rates would have the following effect for the year ended December 31, 2017:

(In millions)	1% Increase	1% Decrease
Effect on total of service and interest cost components	$—	$—
Effect on post-retirement benefit obligation	0.4	(0.4)

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.
Expected post-retirement benefits (net of Medicare Part D subsidies) for each of the next five years and succeeding five years are as follows:

(In millions)
Year	Amount
2018	$5.3
2019	5.3
2020	5.1
2021	4.9
2022	4.4
Thereafter	16.5
Total	$41.5

Note 16 Income Taxes
For the three years ended December 31, 2017 we recorded net tax provisions of $330.5 million, $95.6 million and $132.6 million, respectively.
On December 22, 2017, U.S. federal legislation, commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"), was signed into law, significantly reforming tax law by changing how the U.S. imposes income tax on multinational corporations. The TCJA, among other things, reduces the U.S. corporate income tax rate from 35% to 21%, creates a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries, and creates new taxes on certain foreign earnings. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) allowing for a 12 month window to finalize the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. We have not completed our determination of the accounting implications of the 2017 TCJA on our tax accruals. However, as a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the TCJA, and consideration of executive compensation items, the Company revalued its ending net deferred tax assets at December 31, 2017 and recognized a provisional $41.1 million tax expense in the Company’s consolidated statement of income for the year ended December 31, 2017. The one-time mandatory tax is based on our total post-1986 earnings and profits (E&P) deferred from U.S. income taxes, cash and cash equivalents and foreign tax pools. In addition, the sale of Diversey on September 6, 2017, created significant adjustments in tax attributes mentioned above in measuring the transition tax. We are in the process of quantifying these attributes and therefore are not able to make a provisional estimate at this time.

The ultimate impact of the TCJA may differ from the provisional amount due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.
The components of earnings before income tax provision were as follows:

	Year Ended December 31,
(In millions)	2017	2016	2015
Domestic	$192.1	$175.9	$115.8
Foreign	201.2	212.0	175.6
Total	$393.3	$387.9	$291.4

The components of our income tax provision (benefit) were as follows:

	Year Ended December 31,
(In millions)	2017	2016	2015
Current tax expense:
Federal	$79.6	$57.6	$44.7
State and local	14.3	1.2	8.4
Foreign	106.0	67.3	49.0
Total current expense	$199.9	$126.1	$102.1
Deferred tax expense (benefit):
Federal	$130.1	$(15.8)	$10.7
State and local	5.3	3.6	10.9
Foreign	(4.8)	(18.3)	8.9
Total deferred tax expense (benefit)	130.6	(30.5)	30.5
Total income tax provision	$330.5	$95.6	$132.6
Deferred tax assets (liabilities) consist of the following:

	December 31,
(In millions)	2017	2016
Restructuring reserves	$2.7	$6.6
Accruals not yet deductible for tax purposes	10.7	8.4
Net operating loss carryforwards	199.4	188.4
Foreign, federal and state credits	69.2	51.5
Employee benefit items	69.6	132.1
Capitalized expenses	10.8	45.7
Derivatives and other	23.7	—
Sub-total deferred tax assets	386.1	432.7
Valuation allowance	(189.2)	(167.7)
Total deferred tax assets	$196.9	$265.0

Depreciation and amortization	$(13.9)	$(24.7)
Unremitted foreign earnings	(9.0)	(22.2)
Intangibles	(26.3)	(23.6)
Other	—	(2.2)
Total deferred tax liabilities	(49.2)	(72.7)
Net deferred tax assets	$147.7	$192.3

The decrease in net deferred tax assets is primarily attributable to the revaluation associated with U.S. Tax Reform and the deduction of research and development expenses formerly capitalized, offset by a decrease in the liability for unremitted earnings based on a change in our repatriation strategy.
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
A valuation allowance has been provided based on the uncertainty of utilizing the tax benefits primarily related to the following deferred tax assets:

•	$151.2 million of foreign items, primarily net operating losses;

•	$21.9 million of state net operating loss carryforwards; and

•	$12.1 million of state tax credits.
For the year ended December 31, 2017, the valuation allowance increased by $21.5 million. This is primarily driven by currency translation adjustments.
As of December 31, 2017, we have foreign net operating loss carryforwards of $650.3 million expiring in years beginning in 2018 with the majority of losses having an unlimited carryover.  The state net operating loss carryforwards totaling $738.6 million expire in various amounts over one to 20 years.
As of December 31, 2017, we have foreign and federal foreign tax credit carryforwards totaling $98.8 million that expire in calendar year 2018 through 2025 including $2.6 million of foreign tax credits that will expire in 2018 if not utilized. We have $15.4 million of state credit carryovers expiring in 2018 – 2029.  We have provided a full valuation allowance on the state credits.
The Company has not recorded a deferred tax liability related to the federal and state income taxes and foreign withholding taxes on approximately $3.5 billion of undistributed earnings of certain foreign subsidiaries indefinitely reinvested. Upon repatriation of those earnings the Company could be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability.
A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35%) to income before provision for income taxes, is as follows (dollars in millions):

	Year Ended December 31,
	2017		2016		2015
Computed expected tax	$137.7	35.0%	$135.9	35.0%	$102.0	35.0%
State income taxes, net of federal tax benefit	7.6	1.9%	4.8	1.2%	12.5	4.3%
Foreign earnings taxed at lower rates	(22.3)	(5.7)%	(22.4)	(5.8)%	(22.6)	(7.8)%
U.S. tax on foreign earnings	72.3	18.4%	10.7	2.8%	(0.5)	(0.2)%
Foreign tax credits	(12.1)	(3.1)%	(30.3)	(7.8)%	(5.3)	(1.8)%
Unremitted foreign earnings	—	—%	(9.4)	(2.4)%	(86.0)	(29.5)%
Reorganization and divestitures	75.9	19.3%	—	—%	67.9	23.3%
Net change in valuation allowance	(2.0)	(0.5)%	(47.8)	(12.3)%	47.8	16.4%
Net change in unrecognized tax benefits	33.4	8.5%	16.0	4.1%	75.3	25.8%
U.S. Tax Reform	41.1	10.4%	—	—%	—	—%
Deferred tax adjustments	14.1	3.6%	47.1	12.1%	(75.6)	(25.9)%
Other	(15.2)	(3.8)%	(9.0)	(2.3)%	17.1	5.9%
Income tax expense and rate	$330.5	84.0%	$95.6	24.6%	$132.6	45.5%

The primary adjustments to the statutory rate in 2017 were the following items:

•	increase in tax on items related to the sale of Diversey recognized in continuing operations;

•	increase related to U.S. tax on foreign income offset by benefit of foreign tax credits;

•	increase in tax expense due to the provisional impacts of the U.S. Tax Reform including revaluation of U.S. deferred tax assets; and

•	increase in tax expense for unrecognized tax benefits in foreign jurisdictions.
Unrecognized Tax Benefits
We are providing the following disclosures related to our unrecognized tax benefits and the effect on our effective income tax rate if recognized (in millions):

	Year Ended December 31,
	2017	2016	2015
Beginning balance of unrecognized tax benefits	$162.6	$131.3	$18.9
Additions for tax positions of current year	7.3	11.1	1.2
Additions for tax positions of prior years	49.3	23.4	111.8
Reductions for tax positions of prior years	(4.3)	(1.4)	(0.6)
Reductions for lapses of statutes of limitation and settlements	(0.6)	(1.8)	—
Ending balance of unrecognized tax benefits	$214.3	$162.6	$131.3

In 2017, our unrecognized tax benefit increased by $51.7 million, related to an increase in unrecognized tax benefits in North America. In 2016, we increased our unrecognized tax benefit by $31.3 million primarily related to an increase for taxation of foreign income.
If the unrecognized tax benefits at December 31, 2017 were recognized, our income tax provision would decrease by $187.7 million, resulting in a substantially lower effective tax rate. Based on the potential outcome of the Company’s global tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits will change within the next 12 months. The associated impact on the reserve balance is estimated to be a decrease in the range of $0 to $53.0 million.
We recognize interest and penalties related to unrecognized tax benefits in income tax provision in the Consolidated Statements of Operations. We had a liability of approximately of $14.8 million (of which $4.5 million represents penalties) at December 31, 2017 for the payment of interest and penalties (before any tax benefit), a liability of $12.0 million (of which $3.7 million represents penalties) at December 31, 2016 and a liability of approximately $4.0 million (of which $0.7 million represents penalties) at December 31, 2015.  In 2017, there was a $4.0 million increase in interest and penalties in the tax accruals for uncertainties in prior years. In 2016, there was a $5.6 million increase in interest and penalties in the tax accruals for uncertainties in prior years. In 2015, there was a $0.6 million increase in interest and penalties in the tax accruals for uncertainties in prior years.
Income Tax Returns
The Internal Revenue Service (the “Service”) has concluded its examination of the legacy Sealed Air U.S. federal income tax returns for all years through 2008, except 2007 which remains open to the extent of a capital loss carryback. The Service is currently auditing 2011 U.S. federal income tax returns of legacy Sealed Air.  We are also under examination by the IRS for the years 2012-2014. The outcome of the negotiations for this exam period may affect the utilization of certain tax attributes and require us to make a significant payment.
State income tax returns are generally subject to examination for a period of 3 to 5 years after their filing date. We have various state income tax returns in the process of examination, and are open to examination for periods after 2002.
Our foreign income tax returns are under examination in various jurisdictions in which we conduct business. Income tax returns in foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years after their filing date and except where still under examination. Of the unrecognized tax benefit amount of $214.3 million, $204.7 million relates to North

America, most of which is either being disputed or litigated. We have largely concluded all other income tax matters for years prior to 2008.
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

We are currently under examination by the IRS with respect to the deduction of the approximately $1.49 billion for the 2014 taxable year for the payments made pursuant to the Settlement agreement. The IRS has indicated that it intends to disallow this deduction in full. We strongly disagree with the IRS position and are protesting this finding with the IRS. The resolution of the IRS's challenge could take several years and the outcome cannot be predicted. Nevertheless, we believe that we have meritorious defenses for the deduction of the payments made pursuant to the Settlement agreement. If the IRS's disallowance of the deduction were sustained, in whole or in part, we would have to remit all or a portion of the refund of taxes previously received and such disallowance could have a material adverse effect on our consolidated financial condition and results of operations.
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
Since the beginning of 2000, we have been served with a number of lawsuits alleging that, as a result of the Cryovac transaction, we were responsible for alleged asbestos liabilities of Grace and its subsidiaries, some of which were also named as co-defendants in some of these actions. Among these lawsuits were several purported class actions and a number of personal injury lawsuits. Some plaintiffs sought damages for personal injury or wrongful death, while others sought medical monitoring, environmental remediation or remedies related to an attic insulation product. Neither the former Sealed Air Corporation nor Cryovac, Inc. ever produced or sold any of the asbestos-containing materials that were the subjects of these cases. While the allegations in these actions directed to us varied, these actions all appeared to allege that the transfer of the Cryovac business as part of the Cryovac transaction was a fraudulent transfer or gave rise to successor liability. In the Joint Proxy Statement furnished to their respective stockholders in connection with the Cryovac transaction, both parties to the transaction stated their belief that none of the transfers contemplated to occur in the Cryovac transaction would be fraudulent transfers and the parties’ belief that the Cryovac transaction complied with other relevant laws. However, if a court applying the relevant legal standards had reached conclusions adverse to us, these determinations could have had a materially adverse effect on our consolidated financial condition and results of operations, and we could have been required to return the property or its value to the transferor or to fund liabilities of Grace or its subsidiaries for the benefit of their creditors, including asbestos claimants. None of these cases reached resolution through judgment, settlement or otherwise. We signed the Settlement agreement, described below, that provided for the resolution of these claims. Moreover, as discussed below, Grace’s Chapter 11bankruptcy proceeding stayed all of these cases and the orders confirming Grace’s plan of reorganization enjoined parties from prosecuting Grace-related asbestos claims against the Company. We signed the Settlement agreement, described below, that provided for the resolution of these claims.
On April 2, 2001, Grace and a number of its subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware (the “Bankruptcy Court”). In connection with

Grace’s Chapter 11 filing and at Grace’s request, the court issued an order dated May 3, 2001, which was modified on January 22, 2002, under which the court stayed all the filed or pending asbestos actions against us and, upon filing and service on us, all future asbestos actions (collectively, the “Preliminary Injunction”). Pursuant to the Preliminary Injunction, no further proceedings involving us could occur in the actions that were stayed except upon further order of the Bankruptcy Court.  Committees appointed to represent asbestos claimants in Grace’s bankruptcy case received the court’s permission to pursue fraudulent transfer and other claims against the Company and its subsidiary Cryovac, Inc., and against Fresenius. This proceeding was brought in the U.S. District Court for the District of Delaware (the “District Court”) (Adv. No. 2-2210). The claims against Fresenius were based upon a 1996 transaction between Fresenius and W. R. Grace & Co. — Conn. Fresenius is not affiliated with us. In June 2002, the court permitted the U.S. government to intervene as a plaintiff in the fraudulent transfer proceeding, so that the U.S. government could pursue allegations that environmental remediation expenses were underestimated or omitted in the solvency analysis of Grace conducted at the time of the Cryovac transaction.
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
Canadian Claims
In November 2004, the Company’s Canadian subsidiary Sealed Air (Canada) Co./Cie learned that it had been named a defendant in the case of  Thundersky v. The Attorney General of Canada, et al. (File No. CI4-1-39818), pending in the Manitoba Court of Queen’s Bench. Grace and W. R. Grace & Co. — Conn. were also named as defendants. The plaintiff brought the claim as a putative class proceeding and sought recovery for alleged injuries suffered by any Canadian resident, other than in the course of employment, as a result of Grace’s marketing, selling, processing, manufacturing, distributing and/or delivering asbestos or asbestos-containing products in Canada prior to the Cryovac Transaction. A plaintiff filed another proceeding in January 2005 in the Manitoba Court of Queen’s Bench naming the Company and specified subsidiaries as defendants. The latter proceeding, Her Majesty the Queen in Right of the Province of Manitoba v. The Attorney General of Canada, et al.  (File No. CI5-1-41069), sought the recovery of the cost of insured health services allegedly provided by the Government of Manitoba to the members of the class of plaintiffs in the Thundersky proceeding. In October 2005, we learned that six additional putative class proceedings had been brought in various provincial and federal courts in Canada seeking recovery from the Company and its subsidiaries Cryovac, Inc. and Sealed Air (Canada) Co./Cie, as well as other defendants including W. R. Grace & Co. and W. R. Grace & Co. — Conn., for alleged injuries suffered by any Canadian resident, other than in the course of employment (except with respect to one of these six claims), as a result of Grace’s marketing, selling, manufacturing, processing, distributing and/or delivering asbestos or asbestos-containing products in Canada prior to the Cryovac transaction. Grace and W. R. Grace & Co. — Conn. agreed to defend, indemnify and hold harmless the Company and its affiliates in respect of any liability and expense, including legal fees and costs, in these actions.
In April 2001, Grace Canada, Inc. had obtained an order of the Superior Court of Justice, Commercial List, Toronto (the “Canadian Court”), recognizing the Chapter 11 actions in the United States of America involving Grace Canada, Inc.’s U.S. parent corporation and other affiliates of Grace Canada, Inc., and enjoining all new actions and staying all current proceedings against Grace Canada, Inc. related to asbestos under the Companies’ Creditors Arrangement Act. That order was renewed repeatedly. In November 2005, upon motion by Grace Canada, Inc., the Canadian Court ordered an extension of the injunction and stay to actions involving asbestos against the Company and its Canadian affiliate and the Attorney General of Canada, which had the effect of staying all of the Canadian actions referred to above. The parties finalized a global settlement of these Canadian actions (except for claims against the Canadian government). That settlement, which has subsequently been amended (the “Canadian Settlement”), will be entirely funded by Grace. The Canadian Court issued an Order on December 13, 2009 approving the Canadian Settlement. We do not have any positive obligations under the Canadian Settlement, but we are a beneficiary of the release of claims. The release in favor of the Grace parties (including us) became operative upon the effective date of a plan of reorganization in Grace’s United States Chapter 11bankruptcy proceeding. As filed, the PI Settlement Plan contemplates that the claims released under the Canadian Settlement will be subject to injunctions under Section 524(g) of the Bankruptcy Code. As indicated above, the Bankruptcy Court entered the Bankruptcy Court Confirmation Order on January 31,

2011 and the Clarifying Order on February 15, 2011 and the District Court entered the Original District Court Confirmation Order on January 30, 2012 and the Amended District Court Confirmation Order on June 11, 2012. The Canadian Court issued an Order on April 8, 2011 recognizing and giving full effect to the Bankruptcy Court’s Confirmation Order in all provinces and territories of Canada in accordance with the Bankruptcy Court Confirmation Order’s terms.
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
Development Grant Matter
On May 25, 2010, one of our Italian subsidiaries received a demand from the Italian Ministry of Economic Development (the “Ministry”) for the total repayment of grant monies paid to two of our former subsidiaries in the amount of €5 million plus interest. The grant monies had previously been certified as payable by the Italian authorities and the grant process was finalized and closed in 2006. We acquired the former subsidiaries in September 2001 as part of an acquisition. The substance of the repayment demand is that the former owners of the subsidiaries made fraudulent claims and used fraudulent documents to support their grant application prior to our acquisition. There is no suggestion that we or our Italian subsidiary were directly involved in the grant process, but the Ministry is seeking repayment from our Italian subsidiary given our capacity as purchaser of the two companies. Our Italian subsidiary submitted a total denial of liability in regard to this matter on June 30, 2010. A hearing on the merits was held on July 3, 2014 and in mid-September; our subsidiary was advised that the demand for repayment of €10 million was upheld. Accordingly, we recorded a current liability and corresponding charge of $14 million related to this matter in 2014. The liability ($13 million equivalent at December 31, 2017 with accrued interest) is included in other current liabilities in the Consolidated Balance Sheet. In mid-December, 2014 we learned our application to suspend enforcement of the judgment pending appeal had been declined. A final hearing on the merits is expected to occur in 2018.
Other Principal Contractual Obligations
At December 31, 2017, we had other principal contractual obligations, which included agreements to purchase an estimated amount of goods, including raw materials, or services in the normal course of business, aggregating to approximately $67.8 million. The estimated future cash outlays are as follows:

Year	Amount (in millions)
2018(1)	$62.9
2019	2.5
2020	2.4
Thereafter	—
Total	$67.8

(1)	Contractual obligations in 2018 include an agreement of a one-time $45.0 million payment in lieu of certain future royalty payments to aid in expediting our organizational efficiency initiatives.
Asset Retirement Obligations
The Company has recorded asset retirement obligations primarily associated with asbestos abatement, lease restitution and the removal of underground tanks. The Company's asset retirement obligation liabilities were $11.0 million and $10.0 million at December 31, 2017 and 2016. The Company also recorded assets within property and equipment, net which included $3.7 million and $3.5 million related to buildings and $7.3 million and $6.5 million related to leasehold improvements as of December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016 accretion expense was $0.3 million.

Leases

We are obligated under the terms of various leases covering primarily warehouse and office facilities and production equipment, as well as smaller manufacturing sites that we occupy. We account for the majority of our leases as operating leases, which may include purchase or renewal options. At December 31, 2017, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

Year	Amount (in millions)
2018	$10.6
2019	7.9
2020	6.0
2021	3.4
2022	1.3
Thereafter	1.9
Total	$31.1

Net rental expense was $12.1 million in 2017, $27.5 million in 2016 and $28.7 million in 2015.

Note 18 Stockholders’ Equity
Repurchase of Common Stock
In July 2015, our Board of Directors authorized a repurchase program of up to $1.5 billion of the Company’s common stock, reflecting its commitment to return value to shareholders. The repurchase program has no expiration date and replaced the previously authorized program, which was terminated. In March 2017, our Board of Directors authorized an increase to the existing share repurchase program by up to an additional $1.5 billion of the Company’s common stock. Refer to Part II, Item 5., "Issuer Purchases of Equity Securities" for further information.
During the year ended December 31, 2017, we repurchased 27,320,816 shares for a total of approximately $1.2 billion with an average share price of $45.44. During the year ended December 31, 2016, we repurchased 4,680,313 shares, for approximately $217.0 million with an average share price of $46.36. These repurchases were made under privately negotiated, accelerated share repurchase programs or open market transactions in accordance with Rule 10b5-1 of the Securities Act of 1933, as amended, and pursuant to the share repurchase program previously approved by our Board of Directors.
During the current year, share purchases under open market transactions were 8,169,390 shares, for approximately $370.5 million with an average share price of $45.35.

In May 2017, the Company entered into an accelerated share repurchase agreement with a third-party financial institution to repurchase up to $150.0 million of the Company’s common stock. At the conclusion of the program in August 2017, the Company received a total of 2,914,955 shares with an average price of $44.47 for a total cost of $129.6 million.

In September 2017, the Company entered into an accelerated share repurchase agreement with a third-party financial institution to repurchase $400.0 million of the Company’s common stock. At the conclusion of the program, the Company received a total of 9,147,415 shares with an average price of $43.73.

In November 2017, the Company entered into an accelerated share repurchase agreement with a third-party financial institution to repurchase $400.0 million of the Company’s common stock. Through December 31, 2017, the Company had received a total of 7,089,056 shares under this agreement. At the conclusion of the program in February 2018, the Company received a total of 8,308,692 shares with an average price of $48.14.
Dividends
The following table shows our total cash dividends paid in the years ended December 31:

(In millions, except per share amounts)	Total Cash Dividends Paid	Total Cash Dividends Paid Per Common Share
2015	$106.8	$0.52
2016	121.6	0.61
2017	119.7	0.64
Total	$348.1

On February 14, 2018, our Board of Directors declared a quarterly cash dividend of $0.16 per common share payable on March 16, 2018 to stockholders of record at the close of business on March 2, 2018. The estimated amount of this dividend payment is $26.8 million based on 167 million shares of our common stock issued and outstanding as of February 9, 2018.
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

Common Stock
The following is a summary of changes during the years ended December 31, in shares of our common stock and common stock in treasury:

	2017	2016	2015
Changes in common stock:
Number of shares, beginning of year	227,638,738	225,625,636	224,683,653
Restricted stock shares issued for new awards under the Omnibus Incentive Plan and 2005 Contingent Stock Plan	480,283	481,834	419,844
Restricted stock shares, forfeited	(184,235)	(89,699)	(185,056)
Shares issued for vested restricted stock units	607,231	179,826	172,071
Shares issued for 2012 President and Chief Operating Officer (COO) Four-Year Award	—	325,000	—
Shares issued for 2014 Special PSU Awards	749,653	—	—
Shares issued for 2014 Three-Year PSU Awards	636,723	—	—
Shares issued for 2013 Three-Year PSU Awards	—	1,074,017	—
Shares issued for 2012 Three-Year PSU Awards	—	—	442,985
Shares issued for SLO Awards	136,783	20,587	71,893
Shares granted and issued under the Omnibus Incentive Plan and Directors Stock Plan to Directors	15,768	21,537	20,246
Number of shares issued, end of year	230,080,944	227,638,738	225,625,636
Changes in common stock in treasury:
Number of shares held, beginning of year	34,156,355	29,612,337	14,151,759
Repurchase of common stock	27,320,816	4,680,313	16,123,111
Profit sharing contribution paid in stock	(502,519)	(830,613)	(787,463)
Restricted stock shares forfeitures transferred to Omnibus Incentive Plan Reserve	—	—	(75,638)
Restricted stock shares, forfeited	—	(1,813)	—
Shares withheld for taxes	510,771	696,131	200,568
Number of shares held, end of year	61,485,423	34,156,355	29,612,337
Number of common stock outstanding, end of year	168,595,521	193,482,383	196,013,299

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

A summary of the changes in common shares available for awards under the Omnibus Incentive Plan and Predecessor Plans follows:

	2017	2016	2015
Number of shares available, beginning of year	5,385,870	7,694,739	8,775,994
Restricted stock shares issued for new awards under the Omnibus Incentive Plan and 2005 Contingent Stock Plan	(480,283)	(481,834)	(419,844)
Restricted stock shares forfeited	184,235	87,886	185,056
Restricted stock units awarded	(351,946)	(428,595)	(300,085)
Restricted stock units forfeited	288,801	29,774	38,100
Shares issued for 2012 President and COO Four-Year Award	—	(325,000)	—
Shares issued for 2014 Special PSU Awards	(749,653)	—	—
Shares issued for 2014 Three-Year PSU Awards	(636,723)	—	—
Shares issued for 2013 Three-Year PSU Awards	—	(1,074,017)	—
Shares issued for 2012 Three-year PSU Awards	—	—	(442,985)
Restricted stock units awarded for SLO Awards	(44,254)	(81,614)	(134,078)
SLO units forfeited	3,639	—	13,752
Director shares granted and issued	(15,491)	(18,022)	(20,246)
Director units granted and deferred(1)	(17,008)	(17,447)	(925)
Shares withheld for taxes(2)	101,767	—	—
Number of shares available, end of year(3)	3,668,954	5,385,870	7,694,739

(1)	Director units granted and deferred include the impact of share-settled dividends earned and deferred on deferred shares.

(2)
The Omnibus Incentive Plan and 2005 Contingent Stock Plan permit “minimum” withholding of taxes and other charges that may be required by law to be paid attributable to awards by withholding a portion of the shares attributable to such awards.

(3)
The above table excludes approximately 2.2 million of contingently issuable shares under the PSU awards and SLO awards, which represents the maximum number of shares that could be issued under those plans as of December 31, 2017.

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
The following table summarizes the Company’s pre-tax share-based incentive compensation expense and related income tax benefit for the years ended December 31, 2017, 2016 and 2015 related to the Company’s PSU awards, SLO awards and restricted stock awards.

(In millions)	2017	2016	2015
2017 Three-year PSU Awards(1)	$9.8	$—	$—
2017 COO and Chief Executive Officer-Designate 2017 New Hire Equity Awards	0.1	—	—
2016 Three-year PSU Awards(1)	2.0	6.3	—
2016 President & CEO Inducement Award	0.5	0.5	—
2015 Three-year PSU Awards	(0.8)	3.5	4.7
2014 Special PSU Awards(2)(3)	3.2	8.8	15.7
2014 Three-year PSU Awards	—	4.9	7.0
2013 Three-year PSU Awards	—	—	4.7
2012 President & COO Four-year Incentive Compensation	—	0.2	0.3
SLO Awards	1.1	2.5	3.7
Other long-term share-based incentive compensation programs(4)(6)	32.6	36.2	25.1
Total share-based incentive compensation expense(5)	$48.5	$62.9	$61.2
Associated tax benefits recognized	$11.8	$19.7	$18.6

(1)
On May 18, 2017, The Organization and Compensation Committee of our Board of Directors (“O&C Committee”) approved a change in the vesting policy regarding the existing 2017 Three-year PSU Awards and 2016 Three-year PSU Awards for Ilham Kadri. The approved change will result in a pro-rata share of vesting calculated on the close date of the sale of Diversey. Dr. Kadri’s awards will still be subject to the performance metrics stipulated in the plan documents, and will be paid out in accordance with the original planned timing.

(2)	The amount does not include expense related to the 2014 Special PSU awards that will be settled in cash of $1.0 million in the year ended December 31, 2017.

(3)	The amount includes only the two initial performance-based equity awards. See below for further detail.

(4)	The amount includes the expenses associated with the restricted stock awards consisting of restricted stock shares, restricted stock units and cash-settled restricted stock unit awards.

(5)
The amounts do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock as these contributions are not considered share-based incentive compensation.

(6)
On August 4, 2017, the Equity Award Committee approved a change in the vesting condition regarding the existing long-term share based compensation programs transferring to Diversey as part of the sale of Diversey. The approved change will result in a pro-rata share of vesting calculated on the close date of the sale of Diversey. We recorded the cumulative expense of the higher fair value of the impacted awards at modification approval.

Restricted Stock, Restricted Stock Units and Cash-Settled Restricted Stock Unit Awards
Restricted stock, restricted stock units and cash-settled restricted stock unit awards (cash payment in an amount equal to the value of the shares on the vesting date) provide for a vesting period. Awards vest earlier in the event of the participant’s death or disability. If a participant terminates employment prior to vesting, then the award of restricted stock, restricted stock units or cash-settled restricted stock unit awards is forfeited, except for certain circumstances following a change in control. The O&C Committee may waive the forfeiture of all or a portion of an award. During the vesting period, holders of unvested shares of restricted stock (but not holders of unvested shares of restricted stock units or cash-settled restricted stock unit awards) are entitled to receive dividends on the same basis as dividends are paid to other stockholders and are entitled to vote the unvested shares.

The following table summarizes activity for unvested restricted stock and restricted stock units for 2017:

	Restricted stock shares			Restricted stock units
	Shares	Weighted-Average per Share Fair Value on Grant Date	Aggregate Intrinsic Value (in millions)	Shares	Weighted-Average per Share Fair Value on Grant Date	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2016	1,317,138	$40.13		1,101,444	$40.11
Granted	480,283	47.00		351,946	46.75
Vested	(567,770)	34.33	$26.6	(607,231)	36.96	$28.3
Forfeited or expired	(184,235)	45.54		(288,737)	43.66
Non-vested at December 31, 2017	1,045,416	$45.21		557,422	$45.34

A summary of the Company’s fair values of its vested restricted stock shares and restricted stock units are shown in the following table:

(In millions)	2017	2016	2015
Fair value of restricted stock shares vested	$19.5	$10.0	$10.2
Fair value of restricted stock units vested	$22.4	$5.2	$3.0

A summary of the Company’s unrecognized compensation cost and weighted average periods over which the compensation cost is expected to be recognized for its non-vested restricted stock shares and restricted stock units are shown in the following table:

(In millions)	Unrecognized Compensation Costs	Weighted Average to be recognized (in years)
Restricted Stock shares	$21.0	1.3
Restricted Stock units	$11.3	1.3

The non-vested cash awards excluded from table above had $1.2 million unrecognized compensation costs and weighted-average remaining contractual life of approximately 1.2 years. We have recognized a liability of $1.0 million and $1.0 million in current and other non-current liabilities on our Consolidated Balance Sheet.

PSU Awards
Three-year PSU awards for 2015, 2016 and 2017
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
The O&C Committee established principal performance goals, which are (i) total shareholder return for three-year performance period weighted at 35% for the 2015 awards, 50% for 2016 awards and 34% for the 2017 awards; (ii) consolidated Adjusted EBITDA margin measured in the final year of the award weighted at 65% for the 2015, 50% for 2016 awards and 33% for the 2017 awards; and (iii) three-year compound annual growth rate of net trade sales weighted at 33% for the 2017 awards. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares.

PSUs – Adjusted EBITDA
The PSUs granted based on Adjusted EBITDA are contingently awarded and will be payable in shares of the Company’s common stock based on the Company’s Adjusted EBITDA during the three years of the performance period compared a target set at the time of the grant by the O&C Committee. The fair value of the PSUs based on Adjusted EBITDA is based on grant date fair value which is equivalent to the closing price of one share of the Company’s common stock on the date of grant. The number of PSUs based on Adjusted EBITDA varies based on the probable outcome of the performance condition. The Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable.
The number of PSUs granted based on Adjusted EBITDA and the grant date fair value are shown in the following table:

	2017	2016	2015
Number of units granted	99,522	165,391	158,964
Weighted average fair value on grant date(1)	$45.21	$43.09	$46.05

(1)
On May 18, 2017, the O&C Committee approved a change in the vesting policy regarding the existing 2017 Three-year PSU Awards and 2016 Three-year PSU Awards for Ilham Kadri. The modified vesting terms resulted in award modification accounting treatment. The Weighted average fair value on grant date reflects the impact of the fair value on date of modification for these awards.

PSUs – Total Shareholder Return (TSR)
The PSUs granted based on TSR are contingently awarded and will be payable in shares of the Company’s common stock subject to the condition that the number of PSUs, if any, earned by the employees upon the expiration of a three-year award performance period is dependent on the Company’s TSR ranking relative to a peer group of companies. The fair value of the PSUs based on TSR was estimated on the grant date using a Monte Carlo Simulation model that incorporates predictive modeling techniques using Geometric Brownian Motion and Crystal Ball’s random number generation. Other assumptions include the expected volatility of all companies included in the TSR, the historical share price returns analysis of all companies included in the TSR and assumes dividends are reinvested. The expected volatility was based on the historical volatility for a period of time that approximates the duration between the valuation date and the end of the performance period. The risk-free interest rate is based on the Zero-Coupon Treasury STRIP yield curve matching the term from the valuation date to the end of the performance period. Compensation expense for the PSUs based on TSR (which is considered a market condition) is a fixed amount determined at the grant date fair value and is recognized 100% over the three-year award performance period regardless of whether PSUs are awarded at the end of the award performance period.
The number of PSUs granted based on TSR and the assumptions used to calculate the grant date fair value of the PSUs based on TSR are shown in the following table:

	2017	2016	2015
Number of units granted	100,958	124,755	65,796
Weighted average fair value on grant date(1)	$44.24	$54.94	$59.91
Expected Price volatility(1)	25.31%	26.69%	29.90%
Risk-free interest rate(1)	1.56%	0.98%	1.05%

(1)
On May 18, 2017, the O&C Committee approved a change in the vesting policy regarding the existing 2017 Three-year PSU Awards and 2016 Three-year PSU Awards for Ilham Kadri. The modified vesting terms resulted in award modification accounting treatment. The Weighted average fair value on grant date reflects the impact of the fair value on date of modification for these awards.

PSUs - Net Trade Sales Compound Annual Growth Rate
The PSUs granted based on Net Trade Sales Compound Annual Growth Rate (CAGR) are contingently awarded and will be payable in shares of the Company’s common stock based on the Company’s Net Trade Sales growth over a three-year award performance period compared to a target set at the time of the grant by the O&C Committee. The fair value of the PSUs based on Net Trade Sales Growth is based on grant date fair value which is equivalent to the closing price of one share of the Company’s common stock on the date of grant. The number of PSUs based on Net Trade Sales Growth varies based on the probable outcome of the performance condition. The Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable.
The number of PSUs granted based on Net Trade Sales Growth and the grant date fair value are shown in the following table:

2017
Number of units granted	99,522
Weighted average fair value on grant date(1)	$45.21

(1)
On May 18, 2017, the O&C Committee approved a change in the vesting policy regarding the existing 2017 Three-year PSU Awards and 2016 Three-year PSU Awards for Ilham Kadri. The modified vesting terms resulted in award modification accounting treatment. The Weighted average fair value on grant date reflects the impact of the fair value on date of modification for these awards.

The following table includes additional information related to estimated earned payout based on the probable outcome of the performance condition and market condition as of December 31, 2017:

	Estimated Payout %
	Net Trade Sales Growth	Adjusted EBITDA	TSR	Combined
2017 Three-year PSU Awards	100%	100%	100%	100%
2016 Three-year PSU Awards	NA	59%	—%	30%
2015 Three-year PSU Awards	NA	73%	73%	73%

The following table summarizes activity for outstanding Three-year PSU awards (excluding 2014 Special PSU Award) for 2017:

	Shares	Aggregate Intrinsic Value (in millions)(2)
Outstanding at December 31, 2016	827,712
Granted(1)	300,002
Converted	(325,178)	$30.0
Forfeited or expired	(139,605)
Outstanding at December 31, 2017	662,931
Fully vested at December 31, 2017	543,975	$26.8

(1)	This represents the target number of performance units granted. Actual number of PSUs earned, if any, is dependent upon performance and may range from 0% to 200% percent of the target.

(2)	The aggregate intrinsic value is based on the actual number of PSUs earned and vested at December 31, 2016 which were issued in February 2017.
The following table summarizes activity for non-vested Three-year PSU awards for 2017:

	Shares	Weighted-Average per Share Fair Value on Grant Date
Non-vested at December 31, 2016	459,014	$49.55
Granted	300,002	$44.88
Vested	(500,455)	$47.89
Forfeited or expired	(139,605)	$46.43
Non-vested at December 31, 2017	118,956	$48.40

A summary of the Company’s fair value for its vested three-year PSU awards is shown in the following table:

(In millions)	2017	2016	2015
Fair value of three-year PSU awards vested	$24.0	$14.3	$20.1

A summary of the Company’s unrecognized compensation cost for three-year PSU awards at the current estimated earned payout based on the probable outcome of the performance condition and weighted average periods over which the compensation cost is expected to be recognized as shown in the following table:

(In millions)	Unrecognized Compensation Costs	Weighted Average to be recognized (in years)
2017 Three-year PSU Awards	$2.1	2.0
2016 Three-year PSU Awards	0.5	1.0
2015 Three-year PSU Awards	—	0.0

Chief Operating Officer (COO) and Chief Executive Officer-Designate 2017 New Hire Equity Awards

On September 5, 2017, the Board elected Edward L. Doheny II, Chief Operating Officer and CEO-Designate and elected him as a Director of the Company effective September 18, 2017. As Chief Operating Officer and CEO-Designate, Mr. Doheny worked on transitioning with Jerome Peribere until December 31, 2017 and then assumed the role and title of President and Chief Executive Officer effective as of January 1, 2018. Additionally, on September 5, 2017, the Company entered into an offer letter agreement, effective September 18, 2017, with Mr. Doheny. The Letter Agreement provides that Mr. Doheny will be granted on his start date two new-hire equity awards, one that is time-vesting and the other that is performance-vesting (the “New Hire Awards”).

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
The time-vesting Inducement Award, for 75,000 shares, requires Mr. Peribere to remain in service with the Company through December 31, 2017. The grant date fair value for this award was $39.95 per share.
The performance-vesting Inducement Award, also for 75,000 shares, in addition to the time-vesting requirement noted above, requires that either (i) the Company’s cumulative TSR for 2016-2017 be in the top 25% of its peers (using the same peers and methodology under the Company’s performance stock unit (PSU) awards) and the Company’s stock price as of December 31, 2017 equals at least $43.70 per share, or (ii) the Company’s stock price as of December 31, 2017 equals at least $55.00 per share. The Amendment Letter provides that the stock price as of December 31, 2017 for this purpose will be determined using a 30-day arithmetic mean of closing prices. Since the award includes a market condition, compensation expense will be recognized regardless of whether the market condition is satisfied provided that the requisite service has been provided.
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

The awards are described in further detail in Mr. Peribere’s Amendment Letter filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2016. As of December 31, 2017, the requirements of the President and Chief Executive Officer (CEO) 2016 Inducement Awards were not met; as such, the projected achievement and payout of the award is 0.0%.

2014 Special PSU Award

During March 2014, the O&C Committee approved a special PSU award to the named executive officers and a broader group of other employees. The special PSU awards are earned principally based on achievement of specified levels of free cash flow, above targets established in the Company’s three-year strategic plan, over the three year performance period of 2014-2016. In addition, no portion of an award is earned unless we achieve a minimum specified level of adjusted earnings per share for 2017, in order to balance the free cash flow goal with an appropriate focus on generating earnings. To further balance the incentives, the award earned based on free cash flow performance will be reduced by 25% if our relative TSR for the performance period is below the 50th percentile of an approved peer group of companies. Any PSUs earned will be paid out in equal installments over two years, in early 2017 and, subject to an additional 2017 performance requirement, in early 2018.
This award includes both equity-classified awards which do not get remeasured and liability-classified awards which get remeasured each reporting period. For equity-classified awards, 641,480 PSUs at target payout were granted based on performance conditions and the weighted average grant date fair value was $32.10. For equity-classified awards, 213,827 at target payout of PSUs were granted based on TSR and the weighted average grant date fair value was $13.73 per share. The expected price volatility and risk-free interest rate were 32.90% and 0.68%, respectively.
In February 2017, the O&C certified performance for the first half of award payment at 200.0%. The first half of the award vested to recipients in February 2017. For the equity-settled awards, 749,653 vested with an aggregated intrinsic value of $35.3 million. The fair value of the equity settled awards that vested in February 2017 was $20.6 million.
On August 4, 2017, the Equity Award Committee approved a change in the vesting condition regarding the existing 2014 Special PSU Awards for individuals (other than Dr. Kadri) transferring to Diversey as part of the sale of Diversey. The approved change will result in a pro-rata share of vesting calculated on the close date of the sale of Diversey. The modified awards will still be subject to the performance metrics stipulated in the plan documents, and will be paid out in accordance with the original planned timing. As the second half did not contain a market condition, the fair value of the modified awards was $43.49 per share, which was the stock price on the date the Equity Award Committee approved the modification. We recorded the cumulative expense of the higher fair value of the impacted awards at modification approval.
As of December 31, 2017, the Company had met the additional performance requirement to earn the second half of the award scheduled to be paid in early 2018. The expected achievement of the second half of the award is 200.0% based on the Company’s performance on the previously achieved metrics.
We record expense associated with the liability-classified awards in selling, general and administrative expenses and cost of sales. The liability recognized for liability-classified awards was $3.9 million.
Stock Leverage Opportunity Awards
Before the start of each performance year, each of our executive officers and other selected key executives is eligible to elect to receive all or a portion of his or her annual cash bonus for that year, in increments of 25% of the annual bonus, as an award of restricted stock or restricted stock units under the Omnibus Incentive Plan in lieu of cash. The portion provided as an equity award may be given a premium to be determined by the O&C Committee each year and will be rounded up to the nearest whole share. The award will be granted following the end of the performance year and after determination by the O&C Committee of the amount of the annual bonus award for each executive officer and other selected key executive who has elected to take all or a portion of his or her annual bonus as an equity award, but no later than the March 15 following the end of the performance year.
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

The 2016 SLO awards comprise an aggregate of 21,490 restricted stock units as of December 31, 2017. The final number of units issued will be determined based on Annual Incentive Plan payout. During 2017, 44,254 restricted units were issued for the 2016 annual incentive plan. We recorded $1.1 million, $2.5 million and $3.7 million in expense related to the SLO program in the years ended December 31, 2017, 2016 and 2015, respectively. We record compensation expense for these awards in selling, general and administrative expenses on the Consolidated Statements of Operations with a corresponding credit to additional paid-in capital within stockholders’ equity, based on the fair value of the awards at the end of each reporting period, which reflects the effects of stock price changes. The expense is recognized over a fifteen month period on a straight-line basis.
Other Common Stock Issuances
We have historically issued shares of our common stock under our 2005 Contingent Stock Plan to selected U.S.-based consultants as compensation under consulting agreements primarily for research and development projects. We record the cost associated with these issuances on a straight-line basis based on each of the issuances’ vesting schedule.  Current liability and unrecognized deferred compensation expense for these awards are not material as of December 31, 2017.

During the year we have also granted performance share unit awards to key executives based on acquisition activity. The performance metrics require the acquired business to reach certain performance based conditions over a set period of time. The fair value is determined on the grant date. During the year, we granted 30,506 units for such activity; expense incurred in the year ended December 31, 2017 was $0.1 million.
Note 19 Accumulated Other Comprehensive (Loss) Income
The following table provides details of comprehensive (loss) income:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Gains (Losses) on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Income (Loss), Net of Taxes
Balance at December 31, 2015(1)	$(266.0)	$(564.0)	$1.7	$8.3	$(820.0)
Other comprehensive (loss) income before reclassifications	(18.0)	(91.9)	19.3	(16.7)	(107.3)
Less: amounts reclassified from accumulated other comprehensive income (loss)	7.3	(46.0)	—	16.9	(21.8)
Net current period other comprehensive (loss) income	(10.7)	(137.9)	19.3	0.2	(129.1)
Balance at December 31, 2016(1)	$(276.7)	$(701.9)	$21.0	$8.5	$(949.1)
Other comprehensive income (loss) before reclassifications(2)	167.1	7.5	(67.8)	(10.4)	96.4
Less: amounts reclassified from accumulated other comprehensive income (loss)	6.2	—	—	1.6	7.8
Net current period other comprehensive income (loss)	173.3	7.5	(67.8)	(8.8)	104.2
Balance at December 31, 2017(1)	$(103.4)	$(694.4)	$(46.8)	$(0.3)	$(844.9)

(1)
The ending balance in AOCI includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $(78.2) million, $(8.3) million and $31.1 million for the years ended December 31, 2017, 2016 and 2015.

(2)
Includes $173.4 million of unrecognized pension items and $454.7 million of cumulative translation adjustments, which were written off as part of the sale of Diversey for the year ended December 31, 2017.

The following table provides detail of amounts reclassified from accumulated other comprehensive income:

(In millions)	2017(1)	2016(1)	2015(1)	Location of Amount Reclassified from AOCI
Defined benefit pension plans and other post-employment benefits:
Prior service costs	$1.3	$1.6	$0.7	(2)
Actuarial losses	(10.0)	(11.2)	(11.1)	(2)
Total pre-tax amount(5)	(8.7)	(9.6)	(10.4)
Tax (expense) benefit	2.5	2.3	2.3
Net of tax	(6.2)	(7.3)	(8.1)
Reclassifications from cumulative translation adjustment:
Charges related to Venezuelan subsidiaries	—	46.0	—	(4)
Net gains (losses) on cash flow hedging derivatives:
Foreign currency forward contracts	0.9	0.6	9.6	(3) Other income, net
Interest rate and currency swaps	(3.4)	(25.9)	25.7	(3) Various
Treasury locks	0.1	0.1	0.1	(3) Interest expense
Total pre-tax amount	(2.4)	(25.2)	35.4
Tax benefit (expense)	0.8	8.3	(11.0)
Net of tax	(1.6)	(16.9)	24.4
Total reclassifications for the period	$(7.8)	$21.8	$16.3

(1)	Amounts in parenthesis indicate changes to earnings (loss).

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

(5)
Amounts related to Diversey have been reclassified to earnings from discontinued operations, net of tax on the Consolidated Statement of Operations. For the years ended December 31, 2017, 2016 and 2015 there was $3.7 million, $3.8 million and $3.1 million reclassified, respectively.

Note 20 Other (Expense) Income, net
The following table provides details of other (expense) income, net:

	Year Ended December 31,
(In millions)	2017	2016	2015
Net foreign exchange transaction (loss) gain	$(5.9)	$8.3	$7.3
Bank fee expense	(5.8)	(5.4)	(5.7)
Net (loss) gain on disposals of property and equipment and other	(0.7)	(1.4)	0.1
Other, net	(6.1)	(2.2)	0.3
Other (expense) income, net	$(18.5)	$(0.7)	$2.0

Note 21 Net Earnings per Common Share
The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the years ended December 31:

	Year Ended December 31,
(In millions, except per share amounts)	2017	2016	2015
Basic Net Earnings Per Common Share:
Numerator
Net earnings available to common stockholders	$814.9	$486.4	$335.4
Distributed and allocated undistributed net earnings to non-vested restricted stockholders	(4.9)	(3.4)	(2.2)
Distributed and allocated undistributed net earnings to common stockholders	810.0	483.0	333.2
Distributed net earnings - dividends paid to common stockholders	(118.7)	(118.7)	(106.2)
Allocation of undistributed net earnings to common stockholders	$691.3	$364.3	$227.0
Denominator
Weighted average number of common shares outstanding - basic	186.9	194.3	203.9
Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.64	$0.61	$0.52
Allocated undistributed net earnings to common stockholders	3.69	1.88	1.11
Basic net earnings per common share	$4.33	$2.49	$1.63
Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$810.0	$483.0	$333.2
Add: Allocated undistributed net earnings to unvested restricted stockholders	4.3	2.6	1.6
Less: Undistributed net earnings reallocated to non-vested restricted stockholders	(4.3)	(2.6)	(1.6)
Net earnings available to common stockholders - diluted	$810.0	$483.0	$333.2
Denominator
Weighted average number of common shares outstanding - basic	186.9	194.3	203.9
Effect of contingently issuable shares	0.7	1.2	1.3
Effect of unvested restricted stock units	0.7	0.7	0.7
Weighted average number of common shares outstanding - diluted under two-class	188.3	196.2	205.9
Effect of unvested restricted stock - participating security	0.6	1.0	0.8
Weighted average number of common shares outstanding - diluted under treasury stock	188.9	197.2	206.7
Diluted net earnings per common share	$4.29	$2.46	$1.62
PSU Awards
We included contingently issuable shares using the treasury stock method for our PSU awards in the diluted weighted average number of common shares outstanding based on the number of contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period. The calculation of diluted weighted average shares outstanding includes approximately 1 million shares related to PSUs in the years 2017, 2016 and 2015.
Stock Leverage Opportunity Awards (“SLO”)
The shares or units associated with the 2017 SLO awards are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the year ended December 31,

2017. These shares or units will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of 2018. Once this determination is made, the shares or units will be included in diluted weighted average number of common shares outstanding if the impact to diluted net earnings per common share is dilutive. The numbers of shares or units associated with SLO awards for 2017, 2016 and 2015 were nominal.
Note 22 Summarized Quarterly Financial Information (Unaudited)

	2017
	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Net sales	$1,032.2	$1,070.3	$1,131.3	$1,227.8
Gross profit	336.4	344.3	362.1	374.4
Net (loss) earnings from continuing operations	(53.7)	29.0	62.5	25.0
Gain (loss) on sale of discontinued operations, net of taxes	—	—	699.3	(58.6)
Net earnings from discontinued operations, net of tax(2)	10.5	75.1	25.7	0.1
Net (loss) earnings available to common stockholders(1)	$(43.2)	$104.1	$787.5	$(33.5)
Basic:
Continuing operations	$(0.27)	$0.14	$0.33	$0.14
Discontinued operations(2)	0.05	0.39	3.86	(0.33)
Net (loss) earnings per common share - basic	$(0.22)	$0.53	$4.19	$(0.19)
Diluted:
Continuing operations	$(0.27)	$0.14	$0.33	$0.14
Discontinued operations(2)	0.05	0.38	3.82	(0.33)
Net (loss) earnings per common share - diluted	$(0.22)	$0.52	$4.15	$(0.19)

	2016
	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Net sales	$1,005.9	$1,038.9	$1,065.1	$1,101.4
Gross profit	335.6	349.7	356.7	362.9
Net earnings from continuing operations	75.3	2.0	63.7	151.3
Net earnings from discontinued operations, net of tax	27.2	47.6	99.5	19.8
Net earnings available to common stockholders(1)	$102.5	$49.6	$163.2	$171.1
Basic:
Continuing operations	$0.38	$0.01	$0.33	$0.78
Discontinued operations	0.14	0.24	0.51	0.10
Net earnings per common share - basic	$0.52	$0.25	$0.84	$0.88
Diluted:
Continuing operations	$0.38	$0.01	$0.32	$0.77
Discontinued operations	0.14	0.24	0.51	0.10
Net earnings per common share - diluted	$0.52	$0.25	$0.83	$0.87

(1)	The sum of the quarterly per share amounts may not agree to the respective annual amounts due to rounding.

(2)
For the three months ended June 30, 2017, there was a revision to net earnings from discontinued operations, net of tax, on the Consolidated Statement of Operations related to depreciation and amortization on Diversey assets held for sale. As a result, selling, general and administrative expenses decreased $6.1 million, amortization expenses of intangible assets acquired decreased $16.5 million and income tax provision from discontinued operations increased $6.2 million.

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
Changes in Internal Control over Financial Reporting
We are currently engaged in a multi-year implementation of a single integrated ERP system across the majority of our locations. We are substantially complete with the implementation as of December 31, 2017.
There have been no other changes in our internal control over financial reporting during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f)  under the Exchange Act. Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness, as of December 31, 2017, of our internal control over financial reporting. The suitable recognized control framework on which management’s evaluation of our internal control over financial reporting is based is the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013). Based upon that evaluation under the COSO framework, our management concluded that our internal control over financial reporting as of December 31, 2017 was effective.
Our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2017, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017.

Item 9B.    Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” and the balance will be included in our Proxy Statement for our 2018 Annual Meeting of Stockholders under the captions “Corporate Governance,” “Election of Directors — Information Concerning Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” except as set forth below. All such information is incorporated herein by reference.
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
Our Audit Committee comprises directors Jerry R. Whitaker, who serves as chair, Lawrence R. Codey, Patrick Duff and Henry R. Keizer. Our Board of Directors has determined that each of the four members of the Audit Committee is an audit committee financial expert in accordance with the standards of the SEC and that each is independent, as defined in the listing standards of the New York Stock Exchange applicable to us and as determined by the Board of Directors.

Item 11.	Executive Compensation
The information required in response to this Item will be set forth in our Proxy Statement for our 2018 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Board Oversight of Compensation Risks.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required in response to this Item will be set forth in our Proxy Statement for our 2018 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance – Beneficial Ownership Table.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required in response to this Item will be set forth in our Proxy Statement for our 2018 Annual Meeting of Stockholders under the captions “Independence of Directors” and “Certain Relationships and Related Person Transactions.” Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required in response to this Item will be included in our Proxy Statement for our 2018 Annual Meeting of Stockholders under the captions “Principal Independent Auditor Fees” and “Audit Committee Pre-Approval Policies and Procedures.” Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this Annual Report on Form 10-K:
(1) Financial Statements
See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K.
(2) Financial Statement Schedule
See Schedule II — Valuation and Qualifying Accounts and Reserves — Years Ended December 31, 2017, 2016 and 2015 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable or the amounts involved are not material.

(3) Exhibits

Exhibit Number	Description
2.1
Distribution Agreement dated as of March 30, 1998 among the Company, W. R. Grace & Co. — Conn., and W. R. Grace & Co. (Exhibit 2.2 to the Company’s Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)

2.2
Purchase Agreement, dated as of March 25, 2017, by and between the Company and Diamond (BC) B.V. (Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-12139, in incorporated herein by reference.)

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

4.13
Form of 6.875% Senior Note due 2033. (Sections 204 and 205 to the Company's Indenture, dated as of July 1, 2003, Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12139, is incorporated herein by reference.)

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

10.3
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

10.4
Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, as amended April 13, 2010. (Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.5
Sealed Air Corporation Deferred Compensation Plan for Directors. (Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.6
Amendment to the Sealed Air Corporation Deferred Compensation Plan for Directors. (Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.7
Sealed Air Corporation Executive Severance Plan, as amended and restated effective February 13, 2018. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report February 13, 2018, File No. 1-12139, is incorporated herein by reference.)*

10.8	Diversey Enhanced Severance Plan (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report July 6, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.9
Form of Stock Purchase Agreement for use in connection with the Company’s 2002 Stock Plan for Non-Employee Directors. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-12139, is incorporated herein by reference.)*

10.10
Fees to be paid to the Company’s Non-Employee Directors — 2015. (Exhibit 10.13 to the Company’s Annual Report on Form10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.11
Fees to be paid to the Company’s Non-Employee Directors — 2016. (Exhibit 10.14 to the Company’s Annual Report on Form10-K for the year ended December 31, 2015, File No. 1-12139, is incorporated herein by reference.)*

10.12
Fees to be paid to the Company’s Non-Employee Directors — 2017. (Exhibit 10.14 to the Company’s Annual Report on Form10-K for the year ended December 31, 2016, File No. 1-12139, is incorporated herein by reference.)*

10.13	Fees to be paid to the Company's Non-Employee Directors — 2018.*

10.14
2005 Contingent Stock Plan of Sealed Air Corporation, as amended and restated on July 11, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report July 11, 2013, File No. 1-12139, is incorporated herein by reference.)*

10.15	Sealed Air Corporation Annual Incentive Plan, as amended and restated on October 4, 2017.*

Exhibit Number	Description
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

10.20
Series A Preferred Stock Purchase Agreement, dated as of October 3, 2011, by and among Diversey Holdings, Inc., Sealed Air and Solution Acquisition Corp. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

10.21
Offer Letter Agreement, dated September 5, 2017, between Edward L. Doheny II and the Company. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report September 2, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.22
Employment Agreement, dated August 29, 2012 between Jerome A. Peribere and the Company, as supplemented on October 11, 2012. (Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-12139, is incorporated herein by reference.)*

10.23
Amendment Letter between the Company and Jerome A. Peribere, dated January 15, 2016. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report January 15, 2016, File No. 1-12139, is incorporated herein by reference.)*

10.24
Equity Interest Purchase Agreement, dated as of October 30, 2012, by and between Sealed Air Corporation, Sealed Air Netherlands Holdings V B.V., and DC Co., Ltd., as amended on November 9, 2012, and further amended November 14, 2012. (Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-12139, is incorporated herein by reference.)

10.25
Restatement Agreement, dated November 15, 2012, by and among Sealed Air Corporation and certain subsidiaries of Sealed Air Corporation party thereto, the lenders party thereto, Citibank, N.A., as agent and other agents party thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report November 13, 2012, File No. 1-12139, is incorporated herein by reference.)

10.26
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

10.27
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

10.28
Agreement, dated March 6, 2017, between the Company and Ilham Kadri. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.29	Relocation Letter to Dr. Kadri, dated May 7, 2015. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 14, 2015, File No. 1-12139, is incorporated herein by reference.)*

10.30
Registration Rights Agreement, dated February 3, 2014, by and between Sealed Air Corporation and the WRG Asbestos PI Trust as initial holder of the Settlement Shares. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report February 3, 2014, File No. 1-12139, is incorporated herein by reference.)

10.31
Form of Sealed Air Corporation 2014-2016 Special PSU Outperformance Award Grant. (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

Exhibit Number	Description
10.32
Employment Agreement, dated February 25, 2013, between Ilham Kadri and the Company. (Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.33	2014 Omnibus Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 28, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.34
Underwriting Agreement, dated June 9, 2014, by and among Sealed Air Corporation, the Trust and the Underwriter. (Exhibit 1.1 to the Company’s Current Report on Form 8-K, Date of Report June 12, 2014, File No. 1-12139, is incorporated herein by reference.)

10.35
Stock Repurchase Agreement, dated June 6, 2014, by and between Sealed Air Corporation and the Trust. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 12, 2014, File No. 1-12139, is incorporated herein by reference.)

10.36
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

10.37
Second Amended and Restated Syndicated Facility Agreement, dated as of July 25, 2014, by and among Sealed Air  Corporation and certain subsidiaries of Sealed Air Corporation party thereto, the lenders party thereto, Bank of America, N.A., as agent and the other financial institutions party thereto. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report July 30, 2014, File No. 1-12139, is incorporated herein by reference.)

10.38
Letter Agreement, dated as of July 25, 2014, by and among Sealed Air Corporation, certain subsidiaries of Sealed Air Corporation party thereto and Bank of America, N.A., as agent. (Exhibit 10.3 to the Company’s Current Report on Form 8-K, Date of Report July 30, 2014, File No. 1-12139, is incorporated herein by reference.)

10.39
Amendment No. 2 to Credit Agreement and Assumption Agreement. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-12139, is incorporated herein by reference.)

10.40	Form of Notice of Grant of Restricted Stock Unit Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 13, 2018.*

10.41
Form of Notice of Grant of Restricted Stock Unit Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 16, 2015. (Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.42	Form of Notice of Grant of Restricted Stock Unit Award (Performance-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 13, 2018.*

10.43
Form of Notice of Grant of Restricted Stock Unit Award (Performance-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 16, 2015. (Exhibit 10.45 to the Company’s Annual Report on Form10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.44	Form of Notice of Grant of Restricted Stock Unit Award (Stock Leverage Opportunity) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 13, 2018.*

10.45
Form of Notice of Grant of Restricted Stock Unit Award (Stock Leverage Opportunity) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 16, 2015. (Exhibit 10.46 to the Company’s Annual Report on Form10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.46	Form of Notice of Grant of Restricted Stock Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 13, 2018.*

10.47
Form of Notice of Grant of Restricted Stock Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 16, 2015. (Exhibit 10.47 to the Company’s Annual Report on Form10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

12.1	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Company.

Exhibit Number	Description
23.1	Consent of Ernst & Young LLP.

31.1	Certification of Edward L. Doheny, II, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated February 21, 2018.

31.2	Certification of William G. Stiehl, Acting Chief Financial Officer, Chief Accounting Officer and Controller of the Company, pursuant to Rule 13a-14(a), dated February 21, 2018.

32
Certification of Edward L. Doheny, II, President and Chief Executive Officer of the Company, and William G. Stiehl, Acting Chief Financial Officer, Chief Accounting Officer and Controller of the Company, pursuant to 18 U.S.C. § 1350, dated February 21, 2018.

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

(2) Financial Statement Schedule
SEALED AIR CORPORATION AND SUBSIDIARIES
SCHEDULE II
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2017, 2016 and 2015

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Foreign Currency Translation and Other		Balance at End of Year
(in millions)
Year ended December 31, 2017:
Allowance for doubtful accounts	$8.4	$0.3	$(2.5)	(1)	$0.3		$6.5
Inventory obsolescence reserve	$13.4	$3.5	$(2.7)	(2)	$1.3		$15.5
Valuation allowance on deferred tax assets	$167.7	$3.4	$—		$18.1		$189.2
Year ended December 31, 2016:
Allowance for doubtful accounts	$10.5	$(0.1)	$(2.1)	(1)	$0.1		$8.4
Inventory obsolescence reserve	$12.2	$3.8	$(2.1)	(2)	$(0.5)		$13.4
Valuation allowance on deferred tax assets	$208.9	$(37.4)	$—		$(3.8)		$167.7
Year ended December 31, 2015:
Allowance for doubtful accounts	$12.8	$1.1	$(2.1)	(1)	$(1.3)		$10.5
Inventory obsolescence reserve	$17.9	$—	$(3.8)	(2)	$(1.9)		$12.2
Valuation allowance on deferred tax assets	$164.1	$(51.4)	$—		$96.2	(3)	$208.9

(1)	Primarily accounts receivable balances written off, net of recoveries.

(2)	Primarily items removed from inventory.

(3)	Includes an in-country foreign impairment not recorded for U.S. GAAP.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)

By:	/S/ EDWARD L. DOHENY, II
Edward L. Doheny, II
President and Chief Executive Officer
Date: February 21, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/S/ EDWARD L. DOHENY, II	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2018
Edward L. Doheny, II

	/S/ WILLIAM G. STIEHL	Acting Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial Officer and Controller)	February 21, 2018
By:	William G. Stiehl

	/S/ MICHAEL CHU	Director	February 21, 2018
By:	Michael Chu

By:	/S/ LAWRENCE R. CODEY	Director	February 21, 2018
Lawrence R. Codey

By:	/S/ PATRICK DUFF	Director	February 21, 2018
Patrick Duff

By:	/S/ JACQUELINE B. KOSECOFF	Director	February 21, 2018
Jacqueline B. Kosecoff

By:	/S/ NEIL LUSTIG	Director	February 21, 2018
Neil Lustig

By:	/S/ HENRY R. KEIZER	Director	February 21, 2018
Henry R. Keizer

By:	/S/ WILLIAM J. MARINO	Director	February 21, 2018
William J. Marino

By:	/S/ RICHARD L. WAMBOLD	Director	February 21, 2018
Richard L. Wambold

By:	/S/ JERRY R. WHITAKER	Director	February 21, 2018
Jerry R. Whitaker