Form 10-Q
period 2018-03-31
SEALED AIR CORP/DE
filed 2018-05-07
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 161,158,938 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of April 30, 2018.

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

The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: global economic and political conditions, currency translation and devaluation effects, changes in raw material pricing and availability, competitive conditions, the success of new product offerings, consumer preferences, the effects of animal and food-related health issues, pandemics, changes in energy costs, environmental matters, the success of our restructuring activities, the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts, changes in our credit ratings, the tax benefit associated with the Settlement agreement (as defined in our Annual Report on Form 10-K for the year ended December 31, 2017), regulatory actions and legal matters, and the other information referenced in Part I, Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission, and as revised and updated by our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.
Non-U.S. GAAP Information
We present financial information that conforms to Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). We also present financial information that does not conform to U.S. GAAP, which we refer to as non-U.S. GAAP, as our management believes it is useful to investors. In addition, non-U.S. GAAP measures are used by management to review and analyze our operating performance and, along with other data, as internal measures for setting annual budgets and forecasts, assessing financial performance, providing guidance and comparing our financial performance with our peers. The non-U.S. GAAP information has limitations as an analytical tool and should not be considered in isolation from or as a substitute for U.S. GAAP information. It does not purport to represent any similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Non-U.S. GAAP financial measures that we present may not be comparable with similarly titled measures used by others. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures. See Note 5, “Segments,” of the Notes to Condensed Consolidated Financial Statements and our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for reconciliations of our U.S. GAAP financial measures to non-U.S. GAAP.  Information reconciling forward-looking U.S. GAAP measures to non-U.S. GAAP measures is not available without unreasonable effort.
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

Our non-U.S. GAAP financial measures may also be considered in calculations of our performance measures set by the Organization and Compensation Committee of our Board of Directors for purposes of determining incentive compensation. The non-U.S. GAAP financial metrics mentioned above exclude items that we consider to be certain specified items (“Special Items”), such as restructuring charges, costs related to acquisitions and divestitures, special tax items (“Tax Special Items”) and certain other infrequent or one-time items. We evaluate unusual or Special Items on an individual basis. Our evaluation of whether to exclude an unusual or special item for purposes of determining our non-U.S. GAAP financial measures considers both the quantitative and qualitative aspects of the item, including among other things (i) its nature, (ii) whether or not it relates to our ongoing business operations, and (iii) whether or not we expect it to occur as part of our normal business on a regular basis.
The Company measures segment performance using Adjusted EBITDA (a non-U.S. GAAP financial measure). Adjusted EBITDA is defined as Earnings before Interest Expense, Taxes, Depreciation and Amortization, adjusted to exclude the impact of Special Items.
We also present our adjusted income tax rate or provision (“Adjusted Tax Rate”). The Adjusted Tax Rate is a measure of our U.S. GAAP effective tax rate, adjusted to exclude the tax impact from the Special Items that are excluded from our Adjusted Net Earnings and Adjusted EPS metrics as well as expense or benefit from any Tax Special Items. The Adjusted Tax Rate is an indicator of the taxes on our core business. The tax situations and effective tax rates in the specific countries where the Special Items occur will determine the impact (positive or negative) to the Adjusted Tax Rate.
In our “Net Sales by Geographic Region,” “Net Sales by Segment” and in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar.” Changes in net sales excluding the impact of foreign currency translation are non-U.S. GAAP financial measures. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot control changes in foreign currency exchange rates. Consequently, when our management looks at our financial results to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our current period results at prior period foreign currency exchange rates. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, our management believes that these presentations are useful internally and may be useful to investors.
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

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share and per share data)	March 31, 2018 (unaudited)	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$326.9	$594.0
Trade receivables, net of allowance for doubtful accounts of $6.8 in 2018 and $6.5 in 2017	465.1	552.4
Income tax receivables	13.4	85.1
Other receivables	99.3	90.2
Inventories, net of inventory reserves of $18.6 in 2018 and $15.5 in 2017	563.8	506.8
Current assets held for sale	1.7	4.0
Prepaid expenses and other current assets	195.0	33.9
Total current assets	1,665.2	1,866.4
Property and equipment, net	1,013.6	998.4
Goodwill	1,943.3	1,939.8
Identifiable intangible assets, net	87.2	83.6
Deferred taxes	127.0	176.2
Other non-current assets	204.8	215.9
Total assets	$5,041.1	$5,280.3
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$155.7	$25.3
Current portion of long-term debt	1.6	2.2
Accounts payable	729.9	723.8
Current liabilities held for sale	—	2.2
Accrued restructuring costs	20.6	15.4
Income tax payable	46.2	47.3
Other current liabilities	468.8	562.0
Total current liabilities	1,422.8	1,378.2
Long-term debt, less current portion	3,247.9	3,230.5
Deferred taxes	27.4	28.5
Other non-current liabilities	707.8	490.8
Total liabilities	5,405.9	5,128.0
Commitments and contingencies - Note 16
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2018 and 2017	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 231,580,569 in 2018 and 230,080,944 in 2017; shares outstanding: 161,616,753 in 2018 and 168,595,521 in 2017	23.2	23.0
Additional paid-in capital	2,025.8	1,939.6
Retained earnings	1,502.9	1,735.2
Common stock in treasury, 69,963,816 shares in 2018 and 61,485,423 shares in 2017	(3,090.9)	(2,700.6)
Accumulated other comprehensive loss, net of taxes	(825.8)	(844.9)
Total stockholders’ equity	(364.8)	152.3
Total liabilities and stockholders’ equity	$5,041.1	$5,280.3

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, (unaudited)
(In millions, except per share data)	2018	2017
Net sales	$1,131.0	$1,032.2
Cost of sales(1)(2)	757.0	696.8
Gross profit	374.0	335.4
Selling, general and administrative expenses	194.0	197.4
Amortization expense of intangible assets acquired	3.9	5.0
Restructuring and other charges	8.6	1.9
Operating profit	167.5	131.1
Interest expense, net	(42.0)	(46.6)
Other expense, net(1)(2)	(12.0)	(1.8)
Earnings before income tax provision	113.5	82.7
Income tax provision	321.5	136.4
Net loss from continuing operations	(208.0)	(53.7)
Gain on sale of discontinued operations, net of tax	7.4	—
Net earnings from discontinued operations, net of tax	—	10.5
Net loss	$(200.6)	$(43.2)
Basic:
Continuing operations	$(1.25)	$(0.27)
Discontinued operations	0.04	0.05
Net loss per common share - basic	$(1.21)	$(0.22)
Diluted:
Continuing operations	$(1.25)	$(0.27)
Discontinued operations	0.04	0.05
Net loss per common share - diluted	$(1.21)	$(0.22)
Dividends per common share	$0.16	$0.16
Weighted average number of common shares outstanding:
Basic	165.3	193.4
Diluted	165.3	195.7

See accompanying Notes to Condensed Consolidated Financial Statements.

(1)
Due to the adoption of ASU 2017-07, certain amounts related to defined benefit and other post-employment benefit plans were reclassified from cost of sales to other expense, net. Refer to Note 2, "Recently Adopted and Issued Accounting Standards," in the Notes to Condensed Consolidated Financial Statements for more information.

(2)
As part of our review of costs included in the corporate segment, amounts related to division operations were identified and reclassified out of other expense, net to cost of sales. The impact for the three months ended March 31, 2017 was $1.9 million.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended March 31, (unaudited)
(In millions)	2018	2017
Net loss	$(200.6)	$(43.2)
Other comprehensive income (loss), net of taxes:
Recognition of pension items, net of taxes of $(0.2) and $0.2 for the three months ended March 31, 2018 and 2017, respectively	0.6	4.5
Unrealized losses on derivative instruments for net investment hedge, net of taxes of $3.6 and $3.0 for the three months ended March 31, 2018 and 2017, respectively	(10.7)	(4.9)
Unrealized gains (losses) on derivative instruments for cash flow hedge, net of taxes of $(0.5) and $1.2 for the three months ended March 31, 2018 and 2017, respectively	0.8	(4.7)
Foreign currency translation adjustments, net of taxes of $1.0 and $1.9 for the three months ended March 31, 2018 and 2017, respectively	28.4	55.2
Other comprehensive income, net of taxes	19.1	50.1
Comprehensive (loss) income, net of taxes	$(181.5)	$6.9

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Equity
Balance at December 31, 2016	$22.8	$1,974.1	$1,040.0	$(1,478.1)	$(949.1)	$609.7
Effect of contingent stock transactions	0.2	8.9	—	(21.7)	—	(12.6)
Stock issued for share-based incentive compensation	—	0.5	—	21.7	—	22.2
Recognition of pension items, net of taxes	—	—	—	—	4.5	4.5
Foreign currency translation adjustments	—	—	—	—	55.2	55.2
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(9.6)	(9.6)
Net loss	—	—	(43.2)	—	—	(43.2)
Dividends on common stock ($0.16 per share)	—	—	(31.4)	—	—	(31.4)
Balance at March 31, 2017	$23.0	$1,983.5	$965.4	$(1,478.1)	$(899.0)	$594.8

Balance at December 31, 2017	$23.0	$1,939.6	$1,735.2	$(2,700.6)	$(844.9)	$152.3
Effect of contingent stock transactions	0.2	6.2	—	(6.3)	—	0.1
Stock issued for share-based incentive compensation	—	—	—	20.7	—	20.7
Repurchases of common stock	—	80.0	—	(404.7)	—	(324.7)
Recognition of pension items, net of taxes	—	—	—	—	0.6	0.6
Foreign currency translation adjustments	—	—	—	—	28.4	28.4
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(9.9)	(9.9)
Net loss	—	—	(200.6)	—	—	(200.6)
Dividends on common stock ($0.16 per share)	—	—	(26.6)	—	—	(26.6)
Impact of recently adopted accounting standards(1)	—	—	(5.1)	—	—	(5.1)
Balance at March 31, 2018	$23.2	$2,025.8	$1,502.9	$(3,090.9)	$(825.8)	$(364.8)

See accompanying Notes to Condensed Consolidated Financial Statements.

(1)
Due to the adoption of ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) the Company recorded decreases to retained earnings of $2.7 million and $2.4 million, respectively. See Note 2, "Recently Adopted and Issued Accounting Standards," in the Notes to Condensed Consolidated Financial Statements for more information.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, (unaudited)
(In millions)	2018	2017
Net loss	$(200.6)	$(43.2)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	32.8	52.8
Share-based incentive compensation	6.4	8.9
Profit sharing expense	5.2	8.8
Provisions for bad debt	0.3	1.8
Provisions for inventory obsolescence	—	2.4
Deferred taxes, net	56.9	112.2
Net gain on sale of business	(8.7)	(2.3)
Other non-cash items	(11.8)	0.3
Changes in operating assets and liabilities:
Trade receivables, net	3.8	(3.3)
Inventories	(50.6)	(64.3)
Accounts payable	7.3	56.1
Other assets and liabilities	125.3	(113.0)
Net cash (used in) provided by operating activities	$(33.7)	$17.2
Cash flows from investing activities:
Capital expenditures	(43.4)	(50.4)
Proceeds, net from sale of business and property and equipment	8.1	2.3
Business acquired, net of cash acquired	0.9	—
Settlement of foreign currency forward contracts	1.0	(7.3)
Other investing activities	(2.6)	0.1
Net cash used in investing activities	$(36.0)	$(55.3)
Cash flows from financing activities:
Net proceeds from borrowings	129.6	10.2
Dividends paid on common stock	(27.8)	(31.4)
Acquisition of common stock for tax withholding	(6.3)	(21.5)
Repurchases of common stock	(311.7)	—
Other financing activities	—	(1.8)
Net cash used in financing activities(1)	$(216.2)	$(44.5)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$18.8	$8.5
Cash Reconciliation(1):
Cash and cash equivalents	594.0	333.7
Restricted cash and cash equivalents(2)	—	52.9
Balance, beginning of period	$594.0	$386.6
Net change during the period	$(267.1)	$(74.1)
Cash and cash equivalents	326.9	258.4
Restricted cash and cash equivalents(2)	—	54.1
Balance, end of period	$326.9	$312.5

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$37.6	$48.0
Income tax payments	$19.3	$46.2
Payments related to the sale of Diversey and efforts to address related stranded costs	$14.3	$2.4
Restructuring payments including associated costs	$2.8	$15.2
Non-cash items:
Transfers of shares of common stock from treasury for 2017 and 2016 profit-sharing contributions	$20.7	$22.3

SEALED AIR CORPORATION AND SUBSIDIARIES

See accompanying Notes to Condensed Consolidated Financial Statements.

(1)
Due to the adoption of ASU 2016-18, the Company now is required to include restricted cash as part of the change in the total cash balance. As a result, amounts which were previously classified as cash flows from financing activities have been reclassified as they are recognized in the total change in cash. Refer to Note 2, "Recently Adopted and Issued Accounting Standards," in the Notes to Condensed Consolidated Financial Statements for more information.

(2)	Restricted cash and cash equivalents included compensating balance deposits related to certain short-term borrowings.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 Organization and Basis of Presentation
Organization
We are a global leader in food safety and security and product protection. We serve an array of end markets including food and beverage processing, food service, retail and commercial and consumer applications. Our focus is on achieving quality sales growth through leveraging our geographic footprint, technological know-how and leading market positions to bring measurable, sustainable value to our customers and investors.
We conduct substantially all of our business through two wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). Throughout this report, when we refer to “Sealed Air,” the “Company,” “we,” “our,” or “us,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise.
Basis of Presentation
Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our Condensed Consolidated Balance Sheet as of March 31, 2018 and our Condensed Consolidated Statement of Operations for the three months ended March 31, 2018 and 2017 have been made. The results set forth in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2018 and in our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our condensed consolidated financial condition, results of operations or cash flows.
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
We are responsible for the unaudited Condensed Consolidated Financial Statements and notes included in this report. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC on February 21, 2018 (“2017 Form 10-K”) and with the information contained in other publicly-available filings with the SEC.
To accelerate productivity improvements and elimination of operational redundancies, the Company implemented a change in allocation of Corporate expenses. These expenses are now allocated to Food Care and Product Care segments. For comparison purposes, the Company presented 2017 results to reflect the revised allocation of these costs. This segment reporting change has no impact on total Company operating results. See Note 5, “Segments,” of the Notes to Condensed Consolidated Financial Statements for further information.
Note 2 Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). This update is intended to align the financial statements with an entity's risk management activities. ASU 2017-12 will allow for changes in the designation and measurement of hedges as well as expand the disclosures of hedge results. The amendments in ASU 2017-12 are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The Company elected to early adopt ASU 2017-12 as of January 1, 2018. The adoption did not have an impact on the Company's Condensed Consolidated Financial Results.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 amends the considerations for determining what events require modification accounting. This new guidance requires an entity to consider the fair value of an award before and after modification, the vesting conditions of the modified award and the classification of the modified award as an equity instrument. The amendments in ASU 2017-09 are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted ASU 2017-09 on January 1, 2018. The adoption did not have an impact on the Company's Condensed Consolidated Financial Results. This ASU will be applied prospectively when changes to the terms or conditions of a share-based payment award occur.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Benefit Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. This new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. The amendments in ASU 2017-07 are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted ASU 2017-07 on January 1, 2018. The effect of retrospectively adopting this guidance resulted in a reclassification of $0.8 million from cost of sales and selling, general and administrative expenses to other (expense) income, net on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2017 and $16.7 million for the year ended December 31, 2017.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 as part of the goodwill impairment test. The amount of the impairment charge to be recognized would now be the amount by which the carrying value exceeds the reporting unit’s fair value. The loss to be recognized cannot exceed the amount of goodwill allocated to that reporting unit. The amendments in ASU 2017-04 are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company has elected to early adopt ASU 2017-04 as of January 1, 2018. The Company will apply the guidance related to ASU 2017-04 during our annual impairment test in the fourth quarter of 2018.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a screen to determine when a set of assets is a business. This screen states that when substantially all of the fair value of a group of assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The amendments in ASU 2017-01 are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 on January 1, 2018. The adoption did not have an impact on the Company's Condensed Consolidated Financial Results however, it could have a material impact on the Company's Condensed Consolidated Financial Results if the Company enters into future business combinations.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that entities include restricted cash and restricted cash equivalents with cash and cash equivalents in the beginning-of-period and end-of-period total amounts shown on the Statement of Cash Flows. The amendments in ASU 2016-18 are effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company adopted ASU 2016-18 on January 1, 2018. As a result of this retrospective adoption, the reclassification of restricted cash into a change in total cash resulted in an increase in financing activities of $1.2 million for the three months ended March 31, 2017 and a decrease in financing activities of $25.4 million for the year ended December 31, 2017.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company adopted ASU 2016-16 on January 1, 2018. This was adopted using the modified retrospective approach which resulted in a reduction in other assets of $7.5 million, an increase in non-current deferred tax assets of $4.8 million and a decrease in retained earnings was $2.7 million on the Condensed Consolidated Balance Sheet.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on eight specific cash flow issues in regard to how cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. The Company adopted ASU 2016-15 on January 1, 2018. As a result of the adoption, there were no impacts on prior year statements of cash flow however this adoption may impact future periods.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This ASU requires equity investments except those under the equity method of accounting to be measured at fair value with the changes in fair value recognized in net income. The amendment simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. In addition, it also requires enhanced disclosures about investments. Additionally, in February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2018-03") and in March 2018, the FASB issued ASU 2018-04, Investments - Debt Securities (Subtopic 320) and Regulated Operations (Topic 980), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (SEC Update) ("ASU 2018-04") which were issued to clarify some of the language in ASU 2016-01. The amendments in ASU 2016-01, 2018-03 and 2018-04 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company adopted ASU 2016-01, 2018-03 and 2018-04 on January 1, 2018. The adoption of these standards did not have an impact on the Company's Condensed Consolidated Financial Results.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”) and issued subsequent amendments to the initial guidance, collectively, Topic 606. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 expands and enhances disclosure requirements which require disclosing sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This includes both qualitative and quantitative information. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017.
The Company adopted the new revenue recognition standard using the modified retrospective approach with a cumulative effect adjustment to beginning retained earnings at January 1, 2018. Prior periods presented were not retrospectively adjusted for this change. The Company has applied the new revenue recognition standard only to contracts that were not completed as of January 1, 2018.

The Company elected to reflect the aggregate effect of all contract modifications that occurred before the beginning of the earliest period presented under the new revenue recognition standard when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations for the modified contract at transition. The effects of application of this relief are de minimus.

Changes in accounting policy resulting from adoption of Topic 606

The adoption of Topic 606 did not have a significant impact on our consolidated financial statements with the exception of new and expanded disclosures.

The following tables summarizes the effect of adoption of the new revenue recognition standard by line item on the Company’s Condensed Consolidated Financial Statements, and the reason for the change:

	March 31, 2018
(In millions)	As Reported	Balances without Adoption of Topic 606	Effect of Change
Net sales	$1,131.0	$1,130.9	$0.1
Other current liabilities	468.8	467.4	1.4
Other non-current liabilities	707.8	706.0	1.8

Impact by Line Item	Reason for Change	Opening Balance Sheet Adjustment as of January 1, 2018 (In millions)
Other current liabilities	Certain contracts include an equipment accrual, whereby a customer is awarded a credit based on consumable purchases that can be redeemed for future equipment purchases. Long term contracts that include an equipment accrual create a timing difference between when cash is collected and the performance obligation is satisfied. Upon the adoption of Topic 606 the equipment accrual balance was increased to reflect the standalone selling price within our equipment portfolio.	$2.4
Retained earnings	The modified retrospective adoption of the new revenue standard resulted in a cumulative adjustment decreasing retained earnings, which was associated with adjusting our equipment accrual contract offering to the standalone selling price value.	(2.4)
Lease income was an additional line item impacted by the new revenue standard; however, there is no timing change associated with the change in presentation. Under the new revenue standard, certain contracts that include free-on-loan equipment, with minimum purchase obligations and associated substantive penalties for noncompliance, were deemed to include a lease component that was not previously identified as an element to the contract under ASC 605. As such, a portion of the transaction price is reclassified from revenue to lease income.

Recently Issued Accounting Standards
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). As a result of the Tax Cut and Jobs Act ("TCJA"), this ASU was issued to provide entities with the option to reclassify straddle tax effects in accumulated other comprehensive income to retained earnings. ASU 2018-02 can be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal income tax rate pursuant to the TCJA is recognized. The guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted for reporting periods for which financial statements have yet to be issued or made available for issuance. We are currently in the process of evaluating the effect that ASU 2018-02 will have on the Company's Condensed Consolidated Financial Results.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal periods. Entities may adopt earlier as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years. We are currently in the process of evaluating this new standard update however we do not anticipate for this to have a material impact on the Company's Condensed Consolidated Financial Results.
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

Note 3 Revenue Recognition, Contracts with Customers

Revenue from contracts with customers is recognized using a five-step model consisting of the following: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation. Performance obligations are satisfied when the Company transfers control of a good or service to a customer, which can occur over time or at a point in time. The amount of revenue recognized is based on the consideration to which the Company expects to be entitled in exchange for those goods or services, including the expected value of variable consideration. The customer’s ability and intent to pay the transaction price is assessed in determining whether a contract exists with the customer. If collectability of substantially all of the consideration in a contract is not probable, consideration received is not recognized as revenue unless the consideration is nonrefundable and the Company no longer has an obligation to transfer additional goods or services to the customer or collectability becomes probable.

Description of Revenue Generating Activities

We employ sales, marketing and customer service personnel throughout the world who sell and market our products to and/or through a large number of distributors, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, foodservice businesses, supermarket retailers, pharmaceutical companies, healthcare facilities, medical device manufacturers, and other manufacturers.

As discussed in Note 5, "Segments," of the Notes to Condensed Consolidated Financial Statements, our reporting segments include: Food Care and Product Care. Our Food Care applications are largely sold directly to end customers, while most of our Product Care products are sold through business supply distributors.

Food Care:

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

Product Care:

Product Care provides the industries we serve with a wide range of sustainable packaging solutions designed to reduce shipping and fulfillment costs, increase operational efficiency, reduce damage, and enhance customer and brand experience. While serving a broad range of industries and market sectors, Product Care solutions are especially valuable to the E-Commerce Fulfillment, General Manufacturing, Electronics and Transportation sectors. The breadth of the Product Care portfolio, extensive packaging engineering and technical services, and global reach supports the needs of multinational customers who require excellent, consistent performance and supply reliability.

Today, Product Care solutions are largely sold through business supply distribution that sells to business/industrial end-users. Additionally, solutions are sold directly to fabricators, original equipment manufacturers/contract manufacturers, third party logistics partners, e-commerce/fulfillment operations, and at retail centers, where Product Care offers select products for consumer use on a global basis.

Identify Contract with Customer:

For Sealed Air, the determination of whether an arrangement meets the definition of a contract under Topic 606 depends on whether it creates enforceable rights and obligations. While enforceability is a matter of law, we believe that enforceable rights and obligations in a contract must be substantive in order for the contract to be in scope of Topic 606. That is, the penalty for noncompliance must be significant relative to the minimum obligation. Fixed or minimum purchase obligations with penalties for noncompliance were the most common examples of substantive enforceable rights present in our contracts. We determined that the contract term is the period of enforceability outlined by the terms of the contract. This means that in many cases, the term stated in the contract is different than the period of enforceability. After the minimum purchase obligation is met, subsequent sales are treated as separate contracts on a purchase order by purchase order basis. If no minimum purchase obligation exists, each purchase order represents the contract.

Performance Obligations:

The most common goods and services determined to be distinct performance obligations are consumables/materials, equipment sales, and maintenance. Free on loan and leased equipment is typically identified as a separate lease component in scope of Topic 840. The other goods or services promised in the contract with the customer in most cases do not represent performance obligations because they are neither separate nor distinct, or they are not material in the context of the contract.

Transaction Price and Variable Consideration:

Sealed Air has many forms of variable consideration present in its contracts with customers, including rebates and other discounts. Sealed Air estimates variable consideration using either the expected value method or the most likely amount method as described in the standard. We include in the transaction price some or all of an amount of variable consideration estimated to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

For all contracts that contain a form of variable consideration, Sealed Air estimates at contract inception, and periodically throughout the term of the contract, what volume of goods and/or services the customer will purchase in a given period and determines how much consideration is payable to the customer or how much consideration Sealed Air would be able to recover from the customer based on the structure of the type of variable consideration. In most cases the variable consideration in contracts with customers results in amounts payable to the customer by Sealed Air. Sealed Air adjusts the contract transaction price based on any changes in estimates each reporting period and performs an inception to date cumulative adjustment to the amount of revenue previously recognized. When the contract with a customer contains a minimum purchase obligation, Sealed Air only has enforceable rights to the amount of consideration promised in the minimum purchase obligation through the enforceable term of the contract. This amount of consideration, plus any variable consideration, makes up the transaction price for the contract.

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments of transaction price impact the amount of net sales recognized by us in the period of adjustment. Revenue recognized in the three months ended March 31, 2018 from performance obligations satisfied in previous reporting periods is approximately $2.0 million.

The Company does not adjust consideration in contracts with customers for the effects of a significant financing component if the Company expects that the period between transfer of a good or service and payment for that good or service will be one year or less. This is expected to be the case for the majority of contracts.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales on the Condensed Consolidated Statements of Operations.

Allocation of Transaction Price:

Sealed Air determines the standalone selling price for a performance obligation by first looking for observable selling prices of that performance obligation sold on a standalone basis. If an observable price is not available, we estimate the standalone selling price of the performance obligation using one of the three suggested methods in the following order of preference: adjusted market assessment approach, expected cost plus a margin approach, and residual approach.

Sealed Air often offers rebates to customers in their contracts that are related to the amount of consumables purchased. We believe that this form of variable consideration should only be allocated to consumables because the entire amount of variable consideration relates to the customer’s purchase of and Sealed Air’s efforts to provide consumables. Additionally, Sealed Air has many contracts that have pricing tied to third party indices. We believe that variability from index-based pricing should be allocated specifically to consumables because the pricing formulas in these contracts are related to the cost to produce consumables.

Transfer of Control:

Revenue is recognized upon transfer of control to the customer. Revenue for consumables and equipment sales is recognized based on shipping terms, which is the point in time the customer obtains control of the promised goods.

Maintenance revenue is recognized straight-line on the basis that the level of effort is consistent over the term of the contract. Lease components within contracts with customers are recognized in accordance with Topic 840.

Disaggregated Revenue
For the three months ended March 31, 2018, revenues from contracts with customers summarized by Segment Geography were as follows:

(In millions)	Food Care	Product Care	Total
North America	$341.0	$249.9	$590.9
EMEA(1)	155.7	101.1	256.8
Latin America	91.0	11.8	102.8
APAC(2)	103.7	69.9	173.6
Topic 606 Segment Revenue	691.4	432.7	1,124.1
Non-Topic 606 Revenue (Leasing)	4.9	2.0	6.9
Total	$696.3	$434.7	$1,131.0

(1)	EMEA = Europe, Middle East and Africa

(2)	APAC = Asia, Australia and New Zealand
Contract Balances

The time between which a performance obligation is satisfied and when billing and payment occur is closely aligned, with the exception of equipment accruals. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the consumables transaction price for future equipment purchases. Long term contracts that include an equipment accrual create a timing difference between when cash is collected and the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The opening and closing balances of contract assets and contract liabilities arising from contracts with customers as of March 31, 2018 were as follows:

(In millions)	December 31, 2017	January 1, 2018, as adjusted	March 31, 2018
Contract assets	$—	$—	$—
Contract liabilities	3.1	5.5	6.3

Revenue recognized in the three months ended March 31, 2018 that was included in the contract liability balance at the beginning of the period was $0.7 million. This revenue was driven primarily by equipment performance obligations being satisfied.

The contract liability balance represents deferred revenue, primarily related to equipment accruals. The increase in the first quarter of 2018 to deferred revenue was driven predominately by new contracts recently entered.
Remaining Performance Obligations
Our enforceable contractual obligations tend to be short term in nature, and the following table below does not include the transaction price of any remaining performance obligations that are part of the contracts with expected durations of less than one year. Additionally, the following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of March 31, 2018, as well as the expected timing of recognition of that transaction price.

(In millions)	Short-Term (12 months or less)	Long-Term	Total
Total transaction price	$2.8	$3.5	$6.3

Assets recognized for the costs to obtain or fulfill a contract
The Company recognizes as an asset incremental costs to fulfill a contract if they are expected to be recovered, relate directly to a contract or anticipated contract, and generate or enhance resources that will be used to satisfy performance obligations in the future.

The Company recognizes incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. For example, the Company generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

Costs for shipping and handling activities performed after a customer obtains control of a good are accounted for as costs to fulfill a contract and are included in cost of goods sold.
Note 4 Discontinued Operations, Divestitures and Acquisitions
Discontinued Operations
On March 25, 2017, we entered into a definitive agreement to sell our Diversey Care division and the food hygiene and cleaning business within our Food Care division for gross proceeds of USD equivalent of $3.2 billion, subject to customary closing conditions. The transaction was completed on September 6, 2017. During 2018, we recorded an additional net gain on the sale of Diversey of $7.4 million, net of taxes.
We have classified the operating results from this business, together with certain costs related to the divestiture transaction, as discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017.
Summary operating results of Diversey were as follows:

Three Months Ended March 31,
(In millions)	2017
Net sales	$581.7
Cost of sales	330.5
Gross profit	251.2
Selling, general and administrative expenses	198.9
Amortization expense of intangible assets acquired	17.7
Operating profit	34.6
Other expense, net	(2.9)
Earnings from discontinued operations before income tax provision(1)	31.7
Income tax provision from discontinued operations	21.2
Net earnings from discontinued operations	$10.5

(1)
For the three months ended March 31, 2017, net earnings from discontinued operations was impacted by a tax expense of $19.5 million related to a change in the repatriation strategy of foreign earnings.

The following table presents selected financial information regarding cash flows of Diversey that are included within discontinued operations in the Condensed Consolidated Statements of Cash Flows:

Three Months Ended March 31,
(In millions)	2017
Non-cash items included in net earnings from discontinued operations:
Depreciation and amortization	$23.4
Share-based incentive compensation	3.3
Profit sharing expense	1.0
Provision for bad debt	1.3
Capital expenditures	3.4

The amounts disclosed in the tables above have been excluded from the Notes to Condensed Consolidated Financial Statements unless otherwise noted.
Divestitures
Divestiture of Embalagens Ltda.
On August 1, 2017, we entered into an agreement to sell our polystyrene food tray business in Guarulhos, Brazil for a gross purchase price of R$26.9 million (or $8.2 million as of the closing date of March 19, 2018). The purchase price is subject to working capital, cash and debt adjustments. As of March 31, 2018, the Company recognized a net gain on the sale of $1.0 million within other expense, net on the Condensed Consolidated Statement of Operations.
Acquisitions
Acquisition of Fagerdala
On October 2, 2017, the Company acquired Fagerdala Singapore Pte Ltd. ("Fagerdala"), a manufacturer and fabricator of polyethylene foam based in Singapore, to join its Product Care division. We acquired 100% of Fagerdala shares for estimated consideration of S$144.2 million, or $106.2 million, net of cash acquired of $13.3 million, inclusive of purchase price adjustments which will be finalized in 2018. We acquired Fagerdala to leverage its manufacturing footprint in Asia, expertise in foam manufacturing and fabrication, and commercial organization to grow sales in the consumer electronics, medical equipment and devices, automotive, temperature assurance, and e-commerce fulfillment sectors.

The following table summarizes the consideration transferred to acquire Fagerdala and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed.

	Preliminary Allocation	Measurement Period	Revised Preliminary Allocation
(In millions)	As of October 2, 2017	Adjustments	As of March 31, 2018
Total consideration transferred	$106.6	$(0.4)	$106.2

Assets:
Cash and cash equivalents	$13.3		$13.3
Trade receivables, net	22.4		22.4
Inventory, net	10.0		10.0
Prepaid expenses and other current assets	8.4		8.4
Property and equipment, net	23.3		23.3
Intangible assets, net	41.4	0.7	42.1
Goodwill	39.3	(0.2)	39.1
Assets	$158.1	$0.5	$158.6
Liabilities:
Short-term borrowings	$14.0		$14.0
Accounts payable	6.9		6.9
Other current liabilities	15.1	0.9	16.0
Long-term debt, less current portion	3.8		3.8
Non-current deferred taxes	11.7		11.7
Liabilities	$51.5	$0.9	$52.4

The valuation of property and equipment, net and intangible assets is preliminary. We expect to complete the valuation in the first half of 2018. All of the goodwill is allocated to the Product Care reporting unit. The $42.1 million fair value allocated to definite-lived intangible assets consists primarily of $25.4 million of customer relationships with a useful life of seventeen years, $10.6 million of trademarks and tradenames with a useful life of fifteen years and various acquired technologies of $6.1 million with useful lives of thirteen years.
Acquisition of Deltaplam
On August 1, 2017, the Food Care division acquired Deltaplam Embalagens Indústria e Comércio Ltda ("Deltaplam"), a family owned and operated Brazilian flexible packaging manufacturer. The preliminary fair value of the consideration transferred was approximately $25.8 million. We recorded the fair value of the assets acquired and liabilities assumed on the acquisition date, which included $8.1 million of goodwill and $7.4 million of intangible assets. As of March 31, 2018, the fair value of the consideration transferred was approximately $25.3 million, which included $9.7 million of goodwill and $5.9 million of intangible assets.

Note 5 Segments
To accelerate productivity improvements and elimination of operational redundancies, the Company implemented a change in allocation of Corporate expenses. These expenses are now allocated to Food Care and Product Care segments. For comparison purposes, the Company presented 2017 results to reflect the revised allocation of these costs. This segment reporting change has no impact on total Company operating results.
The Company’s segment reporting structure consists of two reportable segments and a Corporate category as follows:

•	Food Care; and

•	Product Care.

The Company’s Food Care and Product Care segments are considered reportable segments under FASB ASC Topic 280. Our reportable segments are aligned with similar groups of products and management team. Corporate includes certain costs are not allocated to or monitored by the reportable segments' management.
We allocate and disclose depreciation and amortization expense to our segments, although property and equipment, net is not allocated to the segment assets, nor is depreciation and amortization included in the segment performance metric Adjusted EBITDA. The accounting policies of the reportable segments and Corporate are the same as those applied to the Condensed Consolidated Financial Statements. Refer to 'Non-U.S. GAAP Information' for additional details on the use and calculation of our Non-U.S. GAAP measures presented below.

The following tables show Net Sales and Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
(In millions)	2018	2017
Net Sales:
Food Care	$696.3	$655.6
As a % of Total Company net sales	61.6%	63.5%
Product Care	434.7	376.6
As a % of Total Company net sales	38.4%	36.5%
Total Company Net Sales	$1,131.0	$1,032.2

	Three Months Ended March 31,
(In millions)	2018	2017
Adjusted EBITDA from continuing operations
Food Care	$134.7	$122.0
Adjusted EBITDA Margin	19.3%	18.6%
Product Care	78.4	63.3
Adjusted EBITDA Margin	18.0%	16.8%
Corporate	(8.3)	(3.4)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$204.8	$181.9
Adjusted EBITDA Margin	18.1%	17.6%
The following table shows a reconciliation of net loss from continuing operations to Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations:

	Three Months Ended March 31,
(In millions)	2018	2017
Net loss from continuing operations	$(208.0)	$(53.7)
Interest expense, net	(42.0)	(46.6)
Income tax provision	321.5	136.4
Depreciation and amortization(2)	(40.4)	(37.2)
Depreciation and amortization adjustments	0.2	—
Special Items:
Restructuring and other charges(3)	(8.6)	(1.9)
Other restructuring associated costs	(2.2)	(3.9)
(Loss) gain on acquisition and divestiture activity	(4.0)	2.3
Charges incurred due to the sale of Diversey	(6.8)	(16.1)
Gain from class-action litigation settlement	12.7	—
Other Special Items(1)	(0.2)	4.2
Pre-tax impact of Special Items	(9.1)	(15.4)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$204.8	$181.9

(1)
Other Special Items for the three months ended March 31, 2017 primarily included a recovered wage tax as the result of a court ruling partially offset by legal fees associated with restructuring and acquisitions.

(2)	Depreciation and amortization by segment is as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Food Care	$26.9	$24.7
Product Care	13.5	12.5
Total Company depreciation and amortization(i)	$40.4	$37.2

(i)	Includes share-based incentive compensation of $7.6 million and $8.0 million for the three months ended March 31, 2018 and 2017, respectively.

(3)	Restructuring and other charges by segment were as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Food Care	$4.6	$1.2
Product Care	4.0	0.7
Total Company restructuring and other charges	$8.6	$1.9
Assets by Reportable Segments
The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net, inventory, net, property and equipment, net, goodwill, net, intangible assets, net and leased systems, net.

(In millions)	March 31, 2018	December 31, 2017
Assets allocated to segments:
Food Care	$1,587.2	$1,545.5
Product Care	2,568.3	2,620.2
Total segments	4,155.5	4,165.7
Assets not allocated:
Cash and cash equivalents	$326.9	$594.0
Assets held for sale	1.7	4.0
Income tax receivables	13.4	85.1
Other receivables	99.3	90.2
Deferred taxes	127.0	176.2
Other	317.3	165.1
Total	$5,041.1	$5,280.3

Note 6 Inventories
The following table details our inventories:

(In millions)	March 31, 2018	December 31, 2017
Raw materials	$95.9	$82.8
Work in process	138.8	125.7
Finished goods	329.1	298.3
Total	$563.8	$506.8

Note 7 Property and Equipment, net

The following table details our property and equipment, net:

(In millions)	March 31, 2018	December 31, 2017
Land and improvements	$43.9	$43.5
Buildings	729.0	718.9
Machinery and equipment	2,374.5	2,330.5
Other property and equipment	121.3	116.3
Construction-in-progress	114.2	114.7
Property and equipment, gross	3,382.9	3,323.9
Accumulated depreciation and amortization	(2,369.3)	(2,325.5)
Property and equipment, net	$1,013.6	$998.4
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended March 31,
(In millions)	2018	2017
Interest cost capitalized	$2.2	$3.0
Depreciation and amortization expense for property and equipment	$28.9	$24.1

Note 8 Goodwill and Identifiable Intangible Assets, Net

Goodwill
The following table shows our goodwill balances by reportable segment. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of March 31, 2018, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

(In millions)	Food Care	Product Care	Total
Carrying Value at December 31, 2017	$526.9	$1,412.9	$1,939.8
Purchase price and other adjustments	(0.6)	(0.2)	(0.8)
Currency translation	3.9	0.4	4.3
Carrying Value at March 31, 2018	$530.2	$1,413.1	$1,943.3

Identifiable Intangible Assets, Net
The following tables summarize our identifiable intangible assets, net. As of March 31, 2018, there were no impairment indicators present.

	March 31, 2018			December 31, 2017
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$57.1	$(20.5)	$36.6	$59.7	$(19.7)	$40.0
Trademarks and tradenames	11.7	(0.7)	11.0	11.6	(0.5)	11.1
Capitalized software	53.3	(42.0)	11.3	50.6	(40.0)	10.6
Technology	44.0	(28.3)	15.7	39.2	(27.5)	11.7
Contracts	13.5	(9.8)	3.7	10.9	(9.6)	1.3
Total intangible assets with definite lives	179.6	(101.3)	78.3	172.0	(97.3)	74.7
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$188.5	$(101.3)	$87.2	$180.9	$(97.3)	$83.6

The following table shows the remaining estimated future amortization expense at March 31, 2018.

Year	Amount (in millions)
Remainder of 2018	$9.1
2019	9.2
2020	6.5
2021	5.0
Thereafter	48.5
Total	$78.3

Note 9 Accounts Receivable Securitization Programs
U.S. Accounts Receivable Securitization Program
We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which we sell eligible U.S. accounts receivable to an indirectly wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables to two banks and issuers of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries. Any transfers of fractional ownership interests of receivables under the U.S. receivables securitization program to the two banks and issuers of commercial paper administered by these banks are considered secured borrowings with pledge of collateral and are classified as short-term borrowings on our Condensed Consolidated Balance Sheets. These banks do not have any recourse against the general credit of the Company. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

As of March 31, 2018, the maximum purchase limit for receivable interests was $60.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $60.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of March 31, 2018, the level of eligible assets available under the program equaled $60.0 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a decline in the amounts available to us under the program or termination of the program.

This program expires annually in August and is renewable.
European Accounts Receivables Securitization Program
We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks and issuers of commercial paper administered by these banks. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV, and are exposed to the risk of uncollectable receivables held by the SPV. Therefore, the SPV is consolidated in our Condensed Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV are classified as short-term borrowings on our Condensed Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
As of March 31, 2018, the maximum purchase limit for receivable interests was €80.0 million ($98.4 million equivalent at March 31, 2018), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of March 31, 2018, the amount available under this program was €75.4 million ($92.7 million equivalent as of March 31, 2018).
This program expires annually in August and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of March 31, 2018, there were no amounts outstanding under our U.S. program and €74.4 million ($91.4 million equivalent as of March 31, 2018) outstanding under our European program. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. The total interest paid for these programs was immaterial for the three months ended March 31, 2018 and 2017.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at March 31, 2018.
As of December 31, 2017, there were no amounts outstanding under our U.S. and European programs.

Note 10 Restructuring Activities
Consolidation of Restructuring Programs
In the first quarter of 2016, the Board of Directors agreed to consolidate the remaining activities of all restructuring programs to create a single program to be called the “Sealed Air Restructuring Program” or the “Program.”

The Program consists of a portfolio of restructuring projects across all of our divisions as part of our transformation of Sealed Air into a knowledge-based company, including reductions in headcount, and relocation of certain facilities and offices, which primarily reflects the relocation from our former corporate headquarters in Elmwood Park, New Jersey; and facilities in Saddle Brook, New Jersey; Racine, Wisconsin; and Duncan and Greenville, South Carolina to our new global headquarters in Charlotte, North Carolina. The cost of the Charlotte campus was estimated to be approximately $120 million. The Program also includes costs associated with the sale of Diversey.

Program metrics are as follows:

Sealed Air Restructuring Program
Approximate positions eliminated by the program	1,950
Estimated Program Costs (in millions):
Costs of reduction in headcount as a result of reorganization	$260-$270
Other expenses associated with the Program	130-135
Total expense	$390-$405
Capital expenditures	250-255
Proceeds, foreign exchange and other cash items	(70)-(75)
Total estimated net cash cost	$570-$585
Program to Date Cumulative Expense (in millions):
Costs of reduction in headcount as a result of reorganization	$246
Other expenses associated with the Program	125
Total Cumulative Expense	$371
Cumulative capital expenditures	$235

The following table details our restructuring activities reflected in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In millions)	2018	2017
Continuing Operations:
Other associated costs	$2.2	$3.9
Restructuring charges	8.6	1.9
Total charges from continuing operations	10.8	5.8
Charges included in discontinued operations	—	(1.7)
Total charges	$10.8	$4.1
Capital expenditures	$0.2	$9.9

The restructuring accrual, spending and other activity for the three months ended March 31, 2018 and the accrual balance remaining at March 31, 2018 related to these programs were as follows:

(In millions)
Restructuring accrual at December 31, 2017	$16.1
Accrual and accrual adjustments	8.6
Cash payments during 2018	(4.1)
Effect of changes in foreign currency exchange rates	0.3
Restructuring accrual at March 31, 2018	$20.9

We expect to pay $20.6 million of the accrual balance remaining at March 31, 2018 within the next twelve months. This amount is included in accrued restructuring costs on the Condensed Consolidated Balance Sheet at March 31, 2018. The remaining accrual of $0.3 million is expected to be paid in 2019. This amount is included in other non-current liabilities on our Condensed Consolidated Balance Sheet at March 31, 2018.

Note 11 Debt and Credit Facilities
Our total debt outstanding consisted of:

(In millions)	March 31, 2018	December 31, 2017
Short-term borrowings(1)	$155.7	$25.3
Current portion of long-term debt	1.6	2.2
Total current debt	157.3	27.5
Term Loan A due July 2019	225.0	222.7
6.50% Senior Notes due December 2020	423.7	423.6
4.875% Senior Notes due December 2022	420.6	420.4
5.25% Senior Notes due April 2023	420.6	420.4
4.50% Senior Notes due September 2023	488.7	474.3
5.125% Senior Notes due December 2024	420.9	420.7
5.50% Senior Notes due September 2025	396.7	396.7
6.875% Senior Notes due July 2033	445.4	445.4
Other	6.3	6.3
Total long-term debt, less current portion(3)	3,247.9	3,230.5
Total debt(2)	$3,405.2	$3,258.0

(1)
Short-term borrowings of $155.7 million at March 31, 2018 are comprised of $91.4 million under our European securitization program and $64.3 million of short term borrowings from various lines of credit. Short-term borrowings of $25.3 million at December 31, 2017 were comprised $2.1 million of Diversey accounts payable obligations under financing arrangements which Sealed Air was fully reimbursed for as part of the sale of Diversey as well as $23.2 million of short-term borrowings from various lines of credit.

(2)
As of March 31, 2018, our weighted average interest rate on our short-term borrowings outstanding was 1.8% and on our long-term debt outstanding was 5.3%. As of December 31, 2017, our weighted average interest rate on our short-term borrowings outstanding was 5.4% and on our long-term debt outstanding was 5.3%.

(3)	Amounts are net of unamortized discounts and issuance costs of $28.1 million as March 31, 2018 and $29.5 million as of December 31, 2017.
Lines of Credit
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the Revolving Credit Facility discussed above, and the amounts available under our accounts receivable securitization programs.

(In millions)	March 31, 2018	December 31, 2017
Used lines of credit(1)	$155.7	$23.2
Unused lines of credit	942.3	1,108.6
Total available lines of credit(2)	$1,098.0	$1,131.8

(1)	Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.

(2)	Of the total available lines of credit, $852.7 million was committed as of March 31, 2018.
Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Second Amended and Restated Syndicated Credit Facility (“Amended Credit Facility”) contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Amended Credit Facility). We were in compliance with the above financial covenants and limitations at March 31, 2018.

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
Foreign Currency Forward Contracts Designated as Cash Flow Hedges
The primary purpose of our cash flow hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material purchases that are denominated in foreign currencies in order to minimize the impact of the changes in foreign currencies. We record gains and losses on foreign currency forward contracts qualifying as cash flow hedges in accumulated other comprehensive income (loss) ("AOCI") to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains and losses in cost of sales, on our Condensed Consolidated Statements of Operations. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months.
Net unrealized after-tax gains/losses related to these contracts that were included in AOCI were $1.1 million gain and $2.9 million loss for the three months ended March 31, 2018 and 2017, respectively. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $0.3 million of net unrealized derivative losses included in AOCI will be reclassified into earnings within the next twelve months.
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
Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At March 31, 2018 and December 31, 2017, we had no outstanding interest rate swaps.
Net Investment Hedge
During the second quarter of 2015, we entered into a series of foreign currency exchange forwards totaling €270.0 million. These foreign currency exchange forwards hedged a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates and expired in June 2015. The loss of $3.5 million ($2.2 million after tax) is recorded in AOCI on our Condensed Consolidated Balance Sheets.
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the fair value of the debt was $42.1 million ($27.9 million net of tax) as of March 31, 2018, and is reflected in AOCI on our Condensed Consolidated Balance Sheets.
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
For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, settlements and changes in fair values of the derivative instruments are recognized in unrealized net gains or loss on derivative instruments for net investment hedge, a component of AOCI, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in other expense, net on the Condensed Consolidated Statements of Operations.
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
The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow		Non-Designated		Total
(In millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Derivative Assets
Foreign currency forward contracts	$0.7	$0.5	$7.2	$3.6	$7.9	$4.1
Total Derivative Assets	$0.7	$0.5	$7.2	$3.6	$7.9	$4.1

Derivative Liabilities
Foreign currency forward contracts	$(1.0)	$(2.4)	$(9.2)	$(3.3)	$(10.2)	$(5.7)
Total Derivative Liabilities(1)	$(1.0)	$(2.4)	$(9.2)	$(3.3)	$(10.2)	$(5.7)
Net Derivatives(2)	$(0.3)	$(1.9)	$(2.0)	$0.3	$(2.3)	$(1.6)

(1)	Excludes €400.0 million of euro-denominated debt ($488.7 million equivalent at March 31, 2018 and $474.3 million equivalent at December 31, 2017), designated as a net investment hedge.

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities
(In millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Gross position	$7.9	$4.1	$(10.2)	$(5.7)
Impact of master netting agreements	(0.4)	(0.4)	0.4	0.4
Net amounts recognized on the Condensed Consolidated Balance Sheet	$7.5	$3.7	$(9.8)	$(5.3)

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized on	Three Months Ended March 31,
(In millions)	Condensed Consolidated Statements of Operations	2018	2017
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$(0.6)	$0.1
Treasury locks	Interest expense, net	—	0.1
Sub-total cash flow hedges		(0.6)	0.2
Fair Value Hedges:
Interest rate swaps	Interest expense, net	0.1	0.1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other expense, net	(1.2)	5.2
Total		$(1.7)	$5.5

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

The following table details the fair value hierarchy of our financial instruments:

	March 31, 2018
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$101.6	$101.6	$—	$—
Derivative financial and hedging instruments net liability:
Foreign currency forward contracts and options	$(2.3)	$—	$(2.3)	$—

	December 31, 2017
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$297.5	$297.5	$—	$—
Derivative financial and hedging instruments net liability:
Foreign currency forward contracts	$(1.6)	$—	$(1.6)	$—

Cash Equivalents
Our cash equivalents at March 31, 2018 and December 31, 2017 consisted of bank time deposits (Level 1). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.
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

The table below shows the carrying amounts and estimated fair values of our total debt:

	March 31, 2018		December 31, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A Facility due July 2019(1)	$225.0	$225.0	$222.7	$222.7
6.50% Senior Notes due December 2020	423.7	452.7	423.6	465.1
4.875% Senior Notes due December 2022	420.6	431.8	420.4	451.0
5.25% Senior Notes due April 2023	420.6	437.9	420.4	455.6
4.50% Senior Notes due September 2023(1)	488.7	549.4	474.3	544.4
5.125% Senior Notes due December 2024	420.9	434.4	420.7	456.2
5.50% Senior Notes due September 2025	396.7	417.9	396.7	439.9
6.875% Senior Notes due July 2033	445.4	506.2	445.4	527.3
Other foreign loans(1)	162.3	161.3	30.2	30.4
Other domestic loans	1.3	1.4	3.6	3.6
Total debt	$3,405.2	$3,618.0	$3,258.0	$3,596.2

(1)	Includes borrowings denominated in currencies other than U.S. dollars.

In addition to the table above, the Company remeasures amounts related to contingent consideration liabilities related to acquisitions and certain equity compensation, that were carried at fair value on a recurring basis in the Condensed Consolidated Financial Statements or for which a fair value measurement was required. Refer to Note 4 “Discontinued Operations, Divestitures and Acquisitions” of the 2017 Annual Form 10-K for information regarding contingent consideration and Note 17 “Stockholders’ Equity,” of the Notes to Condensed Consolidated Financial Statements for share based compensation.

Note 14 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
The following table shows the components of our net periodic benefit cost (income) for our defined benefit pension plans for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit (income) cost:
Service cost	$—	$1.0	$1.0	$—	$1.7	$1.7
Interest cost	1.6	3.9	5.5	1.8	4.0	5.8
Expected return on plan assets	(2.2)	(7.4)	(9.6)	(2.5)	(7.6)	(10.1)
Amortization of net actuarial loss	0.3	0.6	0.9	0.2	1.4	1.6
Net periodic benefit income	(0.3)	(1.9)	(2.2)	(0.5)	(0.5)	(1.0)
Cost of settlement/curtailment	—	—	—	—	0.5	0.5
Total benefit income	$(0.3)	$(1.9)	$(2.2)	$(0.5)	$—	$(0.5)

The following table shows the components of our net periodic benefit cost (income) for our other post-retirement employee benefit plans for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In millions)	2018	2017
Components of net periodic benefit cost:
Interest cost	$0.3	$0.5
Amortization of net prior service cost	(0.1)	(0.5)
Net periodic benefit cost	$0.2	$—

In 2017, the net periodic (income) costs related to Diversey plans were excluded from the tables above. The amounts of the costs charged to discontinued operations were as follows:

Three Months Ended
(In millions)	March 31, 2017
Defined benefit pension plans	$(0.2)
Other employee benefit plans	—
Total income included in discontinued operations	$(0.2)

Note 15 Income Taxes
Effective Income Tax Rate and Income Tax Provision
On December 22, 2017, the U.S. Tax Cut and Jobs Act of 2017 ("TCJA") was enacted, substantially changing the U.S. tax system and affecting the Company in a number of ways. Notably, the TCJA:

•	establishes a flat corporate income tax rate of 21.0% on U.S. earnings;

•	imposes a one-time tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries (“Transition Tax”);

•	generally allows for the repatriation of future earnings of foreign subsidiaries without incurring additional U.S. taxes by transitioning to a territorial system of taxation;

•	imposes a new minimum tax on certain non-U.S. earnings, irrespective of the territorial system of taxation, global intangible low-taxed income (GILTI);

•	subjects certain payments made by a U.S. company to a related foreign company to certain minimum taxes (Base Erosion Anti-Abuse Tax);

•
eliminates certain prior tax incentives for manufacturing in the United States and creates an incentive for U.S. companies to sell, lease or license goods and services abroad by allowing for a reduction in taxes owed on earnings related to such sales;

•	allows the cost of investments in certain depreciable assets acquired and placed in service after September 27, 2017 to be immediately expensed;

•	reduces deductions with respect to certain compensation paid to specified executive officers; and

•	allows for installment payments to be paid over a period of eight years.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of TCJA. SAB 118 provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates and when no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA. We have applied the guidance in SAB 118 when accounting for the enactment-date effects of TCJA. Accordingly, we remeasured U.S. deferred tax assets and liabilities based on the income tax rates at which the deferred tax assets and liabilities are expected to reverse in the future (generally 21%), in 2017. This remeasurement resulted in $41.1 million of tax expense for the year ended December 31, 2017. At December 31, 2017, we were not able to reasonably estimate the impact of Transition Tax. For a description of the impact of the TCJA for the year ended December 31, 2017, reference is made to Note 16, “Income Taxes,” of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017

The one-time Transition Tax is based our total post-1986 earnings and profits ("E&P") which we had deferred from U.S taxes under prior law. During the three months ended March 31, 2018, the Company recognized a provisional tax liability of $290.0 million for the Transition Tax. The actual amount of Transition Tax may differ from the provisional amount due to, among other things, changes in tax calculations associated with the sale of Diversey, which we have not yet finalized, changes in interpretations and assumptions the Company has made, changes in the treatment of Transition Tax by state taxing authorities and additional regulatory guidance that may be issued. Any adjustments made to the provisional amounts under SAB 118 will be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement period provided in SAB 118). The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

For interim tax reporting, we estimate one single effective tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

Our effective income tax rate for the three months ended March 31, 2018 was 283.3%. The difference between the Company’s effective income tax rate and the U.S. statutory rate of 21.0% relates to the provisional amount for Transition Tax associated with the TCJA, non-deductible expenses, state income taxes, and the effect of the GILTI provision enacted as part of the TCJA.

Our effective income tax rate for the three months ended March 31, 2017 was 164.9%. The rate is greater than the statutory rate primarily due to $126.9 million of tax expense related to the sale of Diversey, offset by $9.3 million of excess tax benefits on share-based compensation.

The GILTI provisions, which require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets, are complex and subject to continuing regulatory interpretation by the U.S. Internal Revenue Service ("IRS"). We are required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). We have elected to recognize the GILTI as a period expense in the period the tax is incurred. Under this policy, we have not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period. This election increases the annual effective tax rate by approximately 3.6%. We will continue to refine our calculation which may result in changes to this amount.

Note 16 Commitments and Contingencies
Cryovac Transaction Commitments and Contingencies
Refer to Part II, Item 8, Note 17, “Commitments and Contingencies” to our audited Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for a description of the Settlement agreement (as defined therein).
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

Note 17 Stockholders’ Equity
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
In March 2017, our Board of Directors authorized an increase to the existing share repurchase program by up to an additional $1.5 billion of the Company’s common stock. Additionally, in May 2018, the Board of Directors increased the share repurchase program authorization to $1.0 billion. This new program has no expiration date and replaces the previous authorizations.
During the three months ended March 31, 2018, we repurchased 8,794,954 shares, for approximately $404.7 million. These repurchases were made under privately negotiated, accelerated share repurchase activity or open market transactions in accordance with Rule 10b5-1 of the Securities Act of 1933, as amended and pursuant to the share repurchase program previously authorized by our Board of Directors.
During the three months ended March 31, 2018, share purchases under open market transactions were 7,575,318 shares for approximately $324.7 million with an average share price of $42.86.
In November 2017, the Company entered into an accelerated share repurchase agreement with a third-party party financial institution to repurchase $400.0 million of the Company’s common stock. Through December 31, 2017, the Company received a total of 7,089,056 shares under this agreement. At the conclusion of the program in February 2018, the Company received a total of 8,308,692 shares with an average share price of $48.14.
During the three months ended March 31, 2017, the Company was restricted from the ability to repurchase shares under the current share buyback program due to the pursuit of the sale of Diversey. There were no share repurchases made during the three months ended March 31, 2017.
Dividends

On February 14, 2018, our Board of Directors declared a quarterly cash dividend of $0.16 per common share, or $26.5 million, which was paid on March 16, 2018, to stockholders of record at the close of business day March 2, 2018.
The dividends paid in the three months ended March 31, 2018 were recorded as a reduction to cash and cash equivalents and retained earnings on our Condensed Consolidated Balance Sheets. Our credit facility and our notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Statement of Operations. There is no guarantee that our Board of Directors will declare any further dividends.
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
The table below shows our total share-based incentive compensation expense:

	Three Months Ended March 31,
(In millions)	2018	2017
Total share-based incentive compensation expense(1)	$7.6	$8.1

(1)
The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock or the expense or income related to certain cash-based awards, however, the amounts include the expense related to share based awards that are settled in cash.

PSU Awards
During the first 90 days of each year, the Organization and Compensation (“O&C”) Committee of our Board of Directors approves PSU awards for our executive officers and other selected key executives, which include for each officer or executive a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the three-year performance period. Following the end of the performance period, in addition to shares, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. Each PSU is subject to forfeiture if the recipient terminates employment with the Company prior to the end of the three years award performance period for any reason other than death, disability or retirement. In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant’s number of days of service during the award performance period, further adjusted based on the achievement of the performance goals during the award performance period. All of these PSUs are classified as equity in the Condensed Consolidated Balance Sheet.
2018 Three-year PSU Awards
In March 2018, the O&C Committee approved awards with a three-year performance period beginning January 1, 2018 to December 31, 2020 for certain executives. The O&C Committee established performance goals, which are (i) total shareholder return (TSR) weighted at 34%, (ii) 2020 consolidated adjusted EBITDA margin weighted at 33%, and (iii) Net Sales Compound Average Growth Rate in 2020 based on 2017 Net Sales weighted at 33%. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares.
The number of PSUs granted and the grant date fair value of the PSUs are shown in the following table:

	TSR	Net Sales CAGR	Adjusted EBITDA
Number of units granted	56,829	57,378	57,378
Fair value on grant date	$43.40	$41.72	$41.72

The assumptions used to calculate the grant date fair value of the PSUs based on TSR are shown in the following table:

TSR portion of the 2018 PSU Award
Expected price volatility	22.0%
Risk-free interest rate	2.0%

2015 Three-year PSU Awards
In February 2018, the O&C Committee reviewed the performance results for the 2015-2017 PSUs. Performance goals for these PSUs were based on Adjusted EBITDA margins and relative TSR. Based on overall performance for 2015-2017 PSUs, these awards paid out at 73.3% of target or 129,139 units.
2014 Special PSU Awards
In February 2018, the O&C Committee reviewed the performance results for the second tranche of the 2014 Special PSUs. The performance goal for the Special PSUs was based on working capital as a percentage of 2017 Net Trade Sales. The overall performance for Special PSUs was above maximum achievement levels and as a result these awards paid out at 658,783 share-settled units.
Note 18 Accumulated Other Comprehensive Income (Loss)

The following table provides details of comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Gains (Losses) on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Income (Loss), Net of Taxes
Balance at December 31, 2016	$(276.7)	$(701.9)	$21.0	$8.5	$(949.1)
Other comprehensive income (loss) before reclassifications	2.8	55.2	(4.9)	(6.5)	46.6
Less: amounts reclassified from accumulated other comprehensive income	1.7	—	—	1.8	3.5
Net current period other comprehensive income (loss)	4.5	55.2	(4.9)	(4.7)	50.1
Balance at March 31, 2017(1)	$(272.2)	$(646.7)	$16.1	$3.8	$(899.0)

Balance at December 31, 2017	$(103.4)	$(694.4)	$(46.8)	$(0.3)	$(844.9)
Other comprehensive income (loss) before reclassifications	—	28.4	(10.7)	0.3	18.0
Less: amounts reclassified from accumulated other comprehensive income	0.6	—	—	0.5	1.1
Net current period other comprehensive income (loss)	0.6	28.4	(10.7)	0.8	19.1
Balance at March 31, 2018(1)	$(102.8)	$(666.0)	$(57.5)	$0.5	$(825.8)

(1)
The ending balance in AOCI includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $(16.5) million as of March 31, 2018 and $11.3 million as of March 31, 2017.

The following table provides detail of amounts reclassified from accumulated other comprehensive income:

	Three Months Ended March 31,
(In millions)	2018(1)	2017(1)	Location of Amount Reclassified from AOCI
Defined benefit pension plans and other post-employment benefits:
Prior service costs	$0.1	$0.5	(2)
Actuarial losses	(0.9)	(2.8)	(2)
Total pre-tax amount	(0.8)	(2.3)
Tax benefit	0.2	0.6
Net of tax	(0.6)	(1.7)
Net gains (losses) on cash flow hedging derivatives:
Foreign currency forward contracts	(0.6)	0.6	(3) Other expense, net
Interest rate and currency swaps	—	(3.8)	(3)
Treasury locks	—	0.1	(3) Interest expense, net
Total pre-tax amount	(0.6)	(3.1)
Tax benefit	0.1	1.3
Net of tax	(0.5)	(1.8)
Total reclassifications for the period	$(1.1)	$(3.5)

(1)	Amounts in parenthesis indicate changes to earnings (loss).

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

Note 19 Other Expense, net
The following table provides details of other expense, net:

	Three Months Ended March 31,
(In millions)	2018	2017
Net foreign exchange transaction loss	$(11.7)	$(4.0)
Bank fee expense	(1.0)	(1.8)
Net gain on disposals of business and property and equipment	0.5	2.3
Pension income other than service costs	2.5	0.8
Other, net	(2.3)	0.9
Other expense, net	$(12.0)	$(1.8)

Note 20 Net Loss Per Common Share
The following table shows the calculation of basic and diluted net loss per common share under the two-class method:

	Three Months Ended March 31,
(In millions, except per share amounts)	2018	2017
Basic Net Loss Per Common Share:
Numerator
Net loss	$(200.6)	$(43.2)
Distributed and allocated undistributed net (loss) earnings to non-vested restricted stockholders	(0.2)	0.1
Distributed and allocated undistributed net loss	(200.8)	(43.1)
Distributed net loss - dividends paid	(26.3)	(31.0)
Allocation of undistributed net loss to common stockholders	$(227.1)	$(74.1)
Denominator
Weighted average number of common shares outstanding - basic	165.3	193.4
Basic net earnings per common share:
Distributed net earnings	$0.16	$0.16
Allocated undistributed net loss to common stockholders	(1.37)	(0.38)
Basic net loss per common share	$(1.21)	$(0.22)
Diluted Net Loss Per Common Share:
Numerator
Distributed and allocated undistributed net loss	$(200.8)	$(43.1)
Add: Allocated undistributed net earnings to unvested restricted stockholders	—	—
Less: Undistributed net earnings reallocated to non-vested restricted stockholders	—	—
Net loss available to common stockholders - diluted	$(200.8)	$(43.1)
Denominator
Weighted average number of common shares outstanding - basic	165.3	193.4
Effect of contingently issuable shares	—	0.8
Effect of unvested restricted stock units	—	0.9
Weighted average number of common shares outstanding - diluted under two-class	165.3	195.1
Effect of unvested restricted stock - participating security	—	0.6
Weighted average number of common shares outstanding - diluted under treasury stock	165.3	195.7
Diluted net loss per common share	$(1.21)	$(0.22)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our Condensed Consolidated Financial Statements and related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2017 Form 10-K and our Consolidated Financial Statements and related notes set forth in Item 8 of Part II of our 2017 Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Statements,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.

Highlights of Financial Performance
Below are the highlights of our financial performance for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		%
(In millions, except per share amounts)	2018	2017	Change
Net sales	$1,131.0	$1,032.2	9.6%
Gross profit	$374.0	$335.4	11.5%
As a % of net sales	33.1%	32.5%
Operating profit	$167.5	$131.1	27.8%
As a % of net sales	14.8%	12.7%
Net loss from continuing operations	$(208.0)	$(53.7)	#
Gain on sale of discontinued operations, net of tax	7.4	—	#
Net earnings from discontinued operations, net of tax	—	10.5	#
Net loss	$(200.6)	$(43.2)	#
Basic:
Continuing operations	$(1.25)	$(0.27)	#
Discontinued operations	0.04	0.05	(20.0)%
Net loss per common share-basic	$(1.21)	$(0.22)	#
Diluted:
Continuing operations	$(1.25)	$(0.27)	#
Discontinued operations	0.04	0.05	(20.0)%
Net loss per common share-diluted	$(1.21)	$(0.22)	#
Weighted average numbers of common shares outstanding:
Basic	165.3	193.4
Diluted	165.3	195.7
Non-U.S. GAAP Adjusted EBITDA from continuing operations(1)	$204.8	$181.9	12.6%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$0.51	$0.43	18.6%

#	Denotes a variance greater than or equal to 100%, or not meaningful.

(1)
See Note 5, “Segments,” of the Notes to Condensed Consolidated Financial Statements for a reconciliation of net loss from continuing operations to Non-U.S. GAAP Adjusted EBITDA from continuing operations.

(2)	See “Diluted Net Earnings per Common Share” for a reconciliation of our EPS from continuing operations to our non-U.S. GAAP adjusted EPS from continuing operations.

Diluted Net Loss per Common Share
The following table presents a reconciliation of our EPS from continuing operations to non-U.S. GAAP adjusted EPS from continuing operations.

	Three Months Ended March 31,
	2018		2017
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
U.S. GAAP net loss and diluted EPS from continuing operations(1)	$(208.0)	$(1.25)	$(53.7)	$(0.27)
Special Items(2)	293.4	1.76	138.5	0.70
Non-U.S. GAAP adjusted net earnings and adjusted diluted EPS from continuing operations	$85.4	$0.51	$84.8	$0.43
Weighted average number of common shares outstanding - Diluted		165.3		195.7

(1)	Net earnings per common share are calculated under the two-class method.

(2)	Special items include the following:

	Three Months Ended March 31,
(In millions, except per share data)	2018	2017
Special Items:
Restructuring and other charges	$(8.6)	$(1.9)
Other restructuring associated costs	(2.2)	(3.9)
(Loss) gain on acquisition and divestiture activity	(4.0)	2.3
Charges incurred due to the sale of Diversey	(6.8)	(16.1)
Gain from class-action litigation settlement	12.7	—
Other Special Items(1)	(0.2)	4.2
Pre-tax impact of Special Items	$(9.1)	$(15.4)
Tax impact of Special Items and Tax Special Items(2)	(284.3)	(123.1)
Net impact of Special Items	$(293.4)	$(138.5)
Weighted average number of common shares outstanding - Diluted	165.3	195.7
Loss per share impact from Special Items	$(1.76)	$(0.70)

(1)
Other Special Items for the three months ended March 31, 2017 primarily included a recovered wage tax as the result of a court ruling partially offset by legal fees associated with restructuring and acquisitions.

(2)	Refer to Note 1 to the table below for a description of Special Items related to tax.
Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
U.S. GAAP Earnings before income tax provision from continuing operations	$113.5	$82.7
Pre-tax impact of Special Items	(9.1)	(15.4)
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$122.6	$98.1

U.S. GAAP Income tax provision from continuing operations	$321.5	$136.4
Tax Special Items(1)	(287.2)	(128.3)
Tax impact of Special Items	2.9	5.2
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$37.2	$13.3

U.S. GAAP Effective income tax rate	283.3%	164.9%
Non-U.S. GAAP Adjusted income tax rate	30.3%	13.6%

(1)
For the three months ended March 31, 2018, the Tax Special Items included $290 million of provisional tax expense for one-time tax on unrepatriated foreign earnings pursuant to the TCJA. For the three months ended March 31, 2017, the special tax items included $127 million of tax expense recorded in accordance with the sale of Diversey. Refer to Note 15, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements for additional information.

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
The following table presents the approximate favorable or (unfavorable) impact foreign currency translation had on some of our Condensed Consolidated Financial Results from continuing operations:

(In millions)	Three Months Ended March 31, 2018
Net sales	$35.7
Cost of sales	(24.6)
Selling, general and administrative expenses	(6.0)
Net earnings	3.2
Adjusted EBITDA	5.8

Net Sales by Geographic Region

The following tables present the components of the change in net sales by geographic region for the three months ended March 31, 2018 compared with 2017. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

	Three Months Ended March 31,
(In millions)	North America		EMEA		Latin America		APAC		Total
2017 Net Sales	$563.6	54.6%	$220.5	21.4%	$96.7	9.4%	$151.4	14.7%	$1,032.2
Volume-Units	13.2	2.3%	5.5	2.5%	6.6	6.8%	(1.1)	(0.7)%	24.2	2.3%
Price/mix(1)	15.6	2.8%	2.5	1.1%	0.6	0.6%	(1.0)	(0.7)%	17.7	1.7%
Acquisition	1.7	0.3%	—	—%	0.4	0.4%	19.1	12.6%	21.2	2.1%
Total constant dollar change (Non-U.S. GAAP)	30.5	5.4%	8.0	3.6%	7.6	7.8%	17.0	11.2%	63.1	6.1%
Foreign currency translation	1.5	0.3%	29.2	13.2%	(1.3)	(1.3)%	6.3	4.2%	35.7	3.5%
Total change (U.S. GAAP)	32.0	5.7%	37.2	16.8%	6.3	6.5%	23.3	15.4%	98.8	9.6%

2018 Net Sales	$595.6	52.7%	$257.7	22.8%	$103.0	9.1%	$174.7	15.4%	$1,131.0

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

Net Sales by Segment
The following tables present the components of change in net sales by reportable segment for the three months ended March 31, 2018 compared with 2017. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

	Three Months Ended March 31,
(In millions)	Food Care		Product Care		Total Company
2017 Net Sales	$655.6	63.5%	$376.6	36.5%	$1,032.2
Volume - Units	12.9	2.0%	11.3	3.0%	24.2	2.3%
Price/mix(1)	7.5	1.1%	10.2	2.7%	17.7	1.7%
Acquisition	—	—%	21.2	5.6%	21.2	2.1%
Total constant dollar change (Non-U.S. GAAP)	20.4	3.1%	42.7	11.3%	63.1	6.1%
Foreign currency translation	20.3	3.2%	15.4	4.1%	35.7	3.5%
Total change (U.S. GAAP)	40.7	6.3%	58.1	15.4%	98.8	9.6%

2018 Net Sales	$696.3	61.6%	$434.7	38.4%	$1,131.0

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

Food Care
Three Months Ended March 31, 2018 Compared With the Same Period of 2017
As reported, net sales increased $41 million, or 6% in 2018 compared with 2017. On a constant dollar basis, net sales increased $20 million, or 3%, in 2018 compared with 2017 primarily due to the following:

•	higher unit volumes of $15 million, primarily reflecting an increase in North America on strong demand of protein packaging and an increase in Latin America including an acquisition; and

•	favorable price/mix of $7 million.
This was partially offset by:

•	lower unit volumes of $2 million in APAC which was negatively impacted by further deterioration in the dairy market.

Product Care
Three Months Ended March 31, 2018 Compared With the Same Period of 2017
As reported, net sales increased $58 million, or 15%, in 2018 as compared to 2017. On a constant dollar basis, net sales increased $43 million, or 11%, in 2018 compared with 2017 primarily due to the following:

•	$21 million related to an increase in sales due to the acquisition of Fagerdala;

•	higher unit volumes of $11 million, primarily in North America due to ongoing strength in the e-Commerce and third-party logistics markets; and

•	favorable price/mix of $10 million.

Cost of Sales
Cost of sales for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,		%
(In millions)	2018	2017	Change
Net sales	$1,131.0	$1,032.2	9.6%
Cost of sales	757.0	696.8	8.6%
As a % of net sales	66.9%	67.5%

Three Months Ended March 31, 2018 Compared With the Same Period of 2017
As reported, cost of sales increased by $60 million, or 9%, in 2018 as compared to 2017. Cost of sales was impacted by unfavorable foreign currency translation of $25 million. On a constant dollar basis, cost of sales increased $35 million, or 5%, primarily due to higher raw material costs on increased sales volumes and non-material inflation.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (SG&A) for the three months ended March 31, 2018 and 2017 are included in the table below.

	Three Months Ended March 31,		%
(In millions)	2018	2017	Change
Selling, general and administrative expenses	$194.0	$197.4	(1.7)%
As a % of net sales	17.2%	19.1%

Three Months Ended March 31, 2018 Compared With the Same Period of 2017
As reported, SG&A expenses decreased by $3 million, or 2%, in 2018 as compared to 2017. SG&A expenses were impacted by unfavorable foreign currency translation of $6 million. On a constant dollar basis, SG&A expenses decreased $9 million, or 5%, primarily related to cost reductions.

Amortization Expense of Intangible Assets Acquired
Amortization expense of intangible assets acquired for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,		%
(In millions)	2018	2017	Change
Amortization expense of intangible assets acquired	$3.9	$5.0	(22.0)%
As a % of net sales	0.3%	0.5%

The decrease in amortization expense of intangibles for the three months ended March 31, 2018 was primarily related to assets which were separated as a result of the sale of Diversey.

Restructuring Activities
See Note 10, “Restructuring Activities,” of the Notes to Condensed Consolidated Financial Statements for additional details regarding each of the Company’s restructuring programs discussed below, restructuring plan’s accrual, spending and other activity for the three months ended March 31, 2018.
As reported in our 2017 Form 10-K, our December 2011 Integration and Optimization Program (“IOP”) and the May 2013 Earnings Quality Improvement Program (“EQIP”) are substantially complete. In the first quarter of 2016, the Board of

Directors agreed to consolidate the remaining activities of those programs together with the December 2014 Fusion program to create a single program to be called the “Sealed Air Restructuring Program” or the “Program.”
The combined programs are estimated to generate incremental cost savings of $130 million to $150 million per annum (which includes approximately $90 million related to Sealed Air's continuing operations) by the end of 2019, compared with the savings run rate achieved by the end of 2015, of which approximately $36 million is expected to be achieved in 2018.
For three months ended March 31, 2018, the Program generated cost savings of $10 million, primarily in selling, general and administration expenses.
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

Interest Expense, net
Interest expense, net includes the stated interest rate on our outstanding debt, as well as the net impact of capitalized interest, interest income, the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs and credit facility fees, bond discounts, and terminated treasury locks.
Interest expense, net for the three months ended March 31, 2018 and 2017 was as follows:

	Three months ended March 31,		2018 vs. 2017
(In millions)	2018	2017	Change
Interest expense on our various debt instruments:
Term Loan A due July 2017	$—	$1.5	$(1.5)
Term Loan A due July 2019 (October 2016 prior to refinance)	2.3	5.2	(2.9)
Revolving credit facility due July 2019 (October 2016 prior to refinance)	0.6	0.6	—
6.50% Senior Notes due December 2020	7.0	6.9	0.1
4.875% Senior Notes due December 2022	5.4	5.4	—
5.25% Senior Notes due April 2023	5.8	5.8	—
4.50% Senior Notes due September 2023	5.7	4.9	0.8
5.125% Senior Notes due December 2024	5.6	5.6	—
5.50% Senior Notes due September 2025	5.6	5.6	—
6.875% Senior Notes due July 2033	7.8	7.8	—
Other interest expense	4.1	2.5	1.6
Less: capitalized interest	(2.2)	(3.0)	0.8
Less: interest income	(5.7)	(2.2)	(3.5)
Total	$42.0	$46.6	$(4.6)

Other Expense, Net
See Note 19, “Other Expense, net,” of the Notes to Condensed Consolidated Financial Statements for the components and discussion of other expense, net.
Income Taxes

Our effective income tax rate for the three months ended March 31, 2018 was 283%. The difference between the Company’s effective income tax rate and the U.S. statutory rate of 21% relates to the provisional amount for Transition Tax associated with the TCJA, non-deductible expenses, state income taxes, and the effect of the global intangible low-taxed income (“GILTI”) provision enacted as part of the TCJA. Tax expense reflects $290 million of discrete expense for the provisional tax estimate under SAB 118 related to the one-time mandatory tax on previously deferred foreign earnings of U.S subsidiaries under TCJA. The 2018 effective tax rate includes the benefit of a lower U.S. corporate income tax rate of 21% partially offset by a new minimum tax on certain non-U.S. earnings.
Our effective income tax rate for the three months ended March 31, 2017 was 165%. The rate is greater than the statutory rate primarily due to $127 million of tax expense related to the sale of Diversey, offset by $9 million of excess tax benefits on share-based compensation.
The Company expects its effective tax rate related to continuing operations for the remainder of 2018 to be approximately 29% based on its projected mix of earnings, although the actual effective tax rate could vary from the anticipated rate as a result of many factors, including but not limited to the following:

•	The actual mix of earnings by jurisdiction could fluctuate from the Company’s projection.

•
The tax effects of other discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations, which are reflected in the period in which they occur.

•	Any future legislative changes or potential tax reform, the impact of future regulations and guidance implementing the TCJA and any related additional tax planning efforts to address these changes.

As a result of the uncertainty in predicting these items, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods.
Our effective income tax rate depends upon the realization of our net deferred tax assets. We have deferred tax assets related to accruals not yet deductible for tax purposes, state and foreign net operating loss carryforwards and investment tax allowances, employee benefit items, and other items.
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
There was a negligible change in our valuation allowances for the three months ended March 31, 2018.
Interest and penalties on tax assessments are included in income tax expense.
Net Loss from Continuing Operations
Net loss for the three months ended March 31, 2018 and 2017 are included in the table below.

	Three Months Ended March 31,		%
(In millions)	2018	2017	Change
Net loss from continuing operations	$(208.0)	$(53.7)	287.3%
Three Months Ended March 31, 2018 Compared With the Same Period of 2017
For the three months ended March 31, 2018, net loss was unfavorably impacted by $293 million of special items, including $290 million of provisional tax expense for one-time tax on unrepatriated foreign earnings pursuant to the TCJA. In addition, net loss was unfavorably impacted by special items primarily related to restructuring and other restructuring associated costs of $11 million ($8 million, net of taxes), charges related to the sale of Diversey of $7 million ($5 million, net of taxes) and losses related to acquisition and divestiture activities of $4 million ($1 million net of taxes), partially offset by class-action litigation proceeds of $13 million ($8 million, net of taxes).

For the three months ended March 31, 2017, net loss was unfavorably impacted by $139 million of special items, including $127 million of tax expense recorded in accordance with the pending sale of Diversey. In addition, net loss was unfavorably impacted by special items expenses primarily related to charges related to the sale of Diversey of $16 million ($11 million net of taxes), restructuring and other restructuring associated costs of $5 million ($5 million, net of taxes) and gain from sale of our European food trays business of $2 million ($2 million net of tax).
Net Earnings from Discontinued Operations
As a result of the definitive agreement to sell Diversey, the results of operations for Diversey were reported as discontinued operations in the three months ended March 31, 2017. Refer to Note 4, “Discontinued Operations, Divestitures and Acquisitions,” of the Notes to Condensed Consolidated Financial Statements for additional information. Net earnings from discontinued operations for the three months ended March 31, 2018 and 2017 are included in the table below.

	Three Months Ended March 31,
(In millions)	2018	2017
Earnings from discontinued operations before income tax provision (benefit)	$—	$31.7
Income tax provision (benefit) from discontinued operations	—	21.2
Net earnings from discontinued operations	$—	$10.5

For the three months ended March 31, 2017, net earnings from discontinued operations was negatively impacted by $20 million of tax expense related to a change in the repatriation strategy of foreign earnings.
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
See Note 5, “Segments,” of the Notes to Condensed Consolidated Financial Statements for the reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net loss from continuing operations and other segment details.

	Three Months Ended March 31,		%
(In millions)	2018	2017	Change
Food Care	$134.7	$122.0	10.4%
Adjusted EBITDA Margin	19.3%	18.6%
Product Care	78.4	63.3	23.9%
Adjusted EBITDA Margin	18.0%	16.8%
Corporate	(8.3)	(3.4)	144.1%
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$204.8	$181.9	12.6%
Adjusted EBITDA Margin	18.1%	17.6%
The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment in the three months ended March 31, 2018 as compared with the prior period.

Food Care
Three Months Ended March 31, 2018 Compared With the Same Period of 2017
On a reported basis, Adjusted EBITDA increased $13 million in 2018 as compared to the same period in 2017. Adjusted EBITDA was impacted by favorable foreign currency translation of $3 million. On a constant dollar basis, Adjusted EBITDA increased $10 million, or 8%, in 2018 compared with the same period in 2017 primarily due to the impact of:

•	restructuring savings of $7 million; and

•	positive volume trends of $4 million primarily reflecting improving protein trends and adoption of our advanced product portfolio.
These were partially offset by:

•	an increase in raw material and freight costs of $3 million.
Product Care
Three Months Ended March 31, 2018 Compared With the Same Period of 2017
On a reported basis, Adjusted EBITDA increased $15 million in 2018 as compared to the same period in 2017. Adjusted EBITDA was impacted by favorable foreign currency translation of $3 million. On a constant dollar basis, Adjusted EBITDA increased $12 million, or 19%, in 2018 compared with the same period in 2017 primarily as a result of:

•	positive volume trends of $5 million;

•	favorable costs of $5 million primarily driven by cost control actions and income from the acquisition of Fagerdala; and

•	restructuring savings of $3 million.
These were partially offset by:

•	unfavorable mix and price/cost spread of $1 million.
Corporate
Three Months Ended March 31, 2018 Compared With the Same Period of 2017

The increase in Corporate expenses by $5 million on an as reported basis and $4 million on a constant dollar basis in the three months ended March 31, 2018 compared to the same period in 2017 was driven by foreign currency losses.

Reconciliation of U.S. GAAP Net Loss from Continuing Operations to Non-U.S. GAAP Total Company Adjusted EBITDA

	Three Months Ended March 31,
(In millions)	2018	2017
Net loss from continuing operations	$(208.0)	$(53.7)
Interest expense, net	(42.0)	(46.6)
Income tax provision	321.5	136.4
Depreciation and amortization(2)	(40.4)	(37.2)
Depreciation and amortization adjustments	0.2	—
Special Items:
Restructuring and other charges(3)	(8.6)	(1.9)
Other restructuring associated costs	(2.2)	(3.9)
(Loss) gain on acquisition and divestiture activity	(4.0)	2.3
Charges incurred due to the sale of Diversey	(6.8)	(16.1)
Gain from class-action litigation settlement	12.7	—
Other Special Items(1)	(0.2)	4.2
Pre-tax impact of Special Items	(9.1)	(15.4)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$204.8	$181.9

(1)
Other Special Items for the three months ended March 31, 2017 primarily included a recovered wage tax as the result of a court ruling partially offset by legal fees associated with restructuring and acquisitions.

(2)	Depreciation and amortization by segment is as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Food Care	$26.9	$24.7
Product Care	13.5	12.5
Total Company depreciation and amortization(i)	$40.4	$37.2

(i)	Includes share-based incentive compensation of $8 million for the three months ended March 31, 2018 and 2017.

(3)	Restructuring and other charges by segment were as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Food Care	$4.6	$1.2
Product Care	4.0	0.7
Total Company restructuring and other charges	$8.6	$1.9

Liquidity and Capital Resources
Principal Sources of Liquidity
Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our existing lines of credit, including our Amended Credit Facility, and our accounts receivable securitization programs. Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, dividends, share repurchases, debt service obligations, restructuring expenses and other long-term liabilities. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above in the next twelve months.
As of March 31, 2018, we had cash and cash equivalents of $327 million, of which approximately $252 million, or 77%, was located outside of the U.S. As of March 31, 2018, we did not have any cash trapped outside of the U.S. Our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that in the near term cash located outside of the U.S. will be needed to satisfy its obligations, dividends and other demands for cash in the U.S.
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

(In millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$326.9	$594.0

See “Analysis of Historical Cash Flows” below.
Accounts Receivable Securitization Programs
At March 31, 2018 we had $153 million available to us under the U.S. and European programs of which we had $91 million amounts outstanding under the European program. At December 31, 2017, we had $156 million available to us under the programs of which we had no amounts outstanding. See Note 9, “Accounts Receivable Securitization Programs,” of the Notes to Condensed Consolidated Financial Statements for information concerning these programs.
Lines of Credit
We have a $700 million revolving credit facility. At March 31, 2018 and December 31, 2017, we had $49 million and no outstanding borrowings under the facility, respectively. See Note 11, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.
There was $15 million and $23 million outstanding under various lines of credit extended to our subsidiaries at March 31, 2018 and December 31, 2017, respectively. See Note 11, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.
Covenants
At March 31, 2018, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 11, “Debt and Credit Facilities”, of the Notes to Condensed Consolidated Financial Statements for further details.

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
Outstanding Indebtedness
At March 31, 2018 and December 31, 2017, our total debt outstanding consisted of the amounts set forth in the following table.

(In millions)	March 31, 2018	December 31, 2017
Short-term borrowings	$155.7	$25.3
Current portion of long-term debt	1.6	2.2
Total current debt	157.3	27.5
Total long-term debt, less current portion(1)	3,247.9	3,230.5
Total debt	3,405.2	3,258.0
Less: Cash and cash equivalents	(326.9)	(594.0)
Net Debt	$3,078.3	$2,664.0

(1)	Amounts are net of unamortized discounts and debt issuance costs of $28 million as March 31, 2018 and $30 million as of December 31, 2017.

See Note 11, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Condensed Consolidated Statements of Cash Flows in the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(In millions)	2018	2017
Net cash (used in) provided by operating activities	$(33.7)	$17.2
Net cash used in investing activities	(36.0)	(55.3)
Net cash used in financing activities	(216.2)	(44.5)
Effect of foreign currency exchange rate changes on cash and cash equivalents	18.8	8.5

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(In millions)	2018	2017	Change
Cash flow (used in) provided by operating activities	$(33.7)	$17.2	$(50.9)
Capital expenditures	(43.4)	(50.4)	7.0
Free cash flow(1)	$(77.1)	$(33.2)	$(43.9)

(1)
Free cash flow was $(63) million in 2018 excluding the payment of charges related to the sale of Diversey and efforts to address related stranded costs of $14 million and $(31) million in 2017 excluding the payment of charges related to the sale of Diversey of $2 million.

Net Cash (Used In) Provided by Operating Activities
Three Months Ended March 31, 2018
Net cash used in operating activities of $34 million in the three months ended March 31, 2018 was primarily attributable to:

•
$201 million of net loss, which included an increase of $81 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, primarily attributable to an increase in deferred taxes of $57 million, depreciation and amortization, share-based incentive compensation expenses and profit sharing expenses.

•
$40 million of changes in operating assets and liabilities, as a result of an increase in inventory partially offset by increases in accounts payable and a decrease in net trade receivables. This activity reflects the timing of inventory purchases and an increase in inventory stock due to an increase in sales year over year.

This was partially offset by:

•
$125 million of changes in other liabilities and assets. This activity primarily reflects an increase of provisional tax expense for one-time tax on unrepatriated foreign earnings pursuant to the TCJA as well as a one-time payment in lieu of certain future royalty payments.

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

Net Cash Used In Investing Activities
Three Months Ended March 31, 2018
Net cash used in investing activities of $36 million in the three months ended March 31, 2018 primarily consisted of the following:

•	capital expenditures of $43 million.
These were partially offset by:

•	$9 million related to proceeds from the sale of businesses and working capital adjustments for acquisitions.
Three Months Ended March 31, 2017
Net cash used in investing activities of $55 million in the three months ended March 31, 2017 primarily consisted of the following:

•	capital expenditures of $50 million; and

•	$7 million related to settlements of foreign currency forward contracts.
These were partially offset by:

•	$2 million related to net proceeds in the sale of business and property and equipment.
Net Cash Used in Financing Activities
Three Months Ended March 31, 2018
Net cash used in financing activities of $216 million in the three months ended March 31, 2018 was primarily due to the following:

•	repurchases of common stock of $312 million;

•	payments of quarterly dividends of $28 million; and

•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $6 million.
These factors were partially offset by:

•	an increase in borrowings of $130 million primarily due to an increase in borrowings under our accounts receivable securitization programs.
Three Months Ended March 31, 2017
Net cash used in financing activities of $45 million in the three months ended March 31, 2017 was primarily due to the following:

•	payments of quarterly dividends of $31 million;

•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $22 million;

•	payments of Term Loan A of $14 million; and

•	payments made for the settlement of cross currency swaps of $2 million.
These factors were partially offset by:

•	increases in short-term borrowings under our revolving credit facility, local lines of credit and accounts receivable securitization programs of $24 million.
Changes in Working Capital

(In millions)	March 31, 2018	December 31, 2017	Change
Working capital (current assets less current liabilities)	$242.4	$488.2	$(245.8)
Current ratio (current assets divided by current liabilities)	1.2x	1.4x
Quick ratio (current assets, less inventories divided by current liabilities)	0.8x	1.0x

The $246 million, or 50%, decrease in working capital reflected:

•	a decrease in cash and cash equivalents of $267 million related primarily to the repurchase of common shares; and

•	an increase in short term borrowings primarily due to an increase in borrowings under our accounts receivables securitization programs.
These were partially offset by:

•	an increase in prepaid expenses and other current assets due to a payment in lieu of certain future royalty payments.
Changes in Stockholders’ Equity
The $517 million, or 339%, decrease in stockholders’ equity in the three months ended March 31, 2018 was primarily due to the following:

•	a net increase in shares held in treasury of $405 million and decrease in additional paid-in capital of $80 million due to the repurchase of common stock;

•	a net loss of $201 million;

•	dividends paid and accrued on our common stock of $27 million; and

•	unrealized losses on derivative instruments of $10 million.
These were partially offset by:

•	cumulative translation adjustment of $28 million; and

•	stock-based incentive compensation of $21 million.
We repurchased approximately 8.8 million shares of our common stock in the three months ended March 31, 2018 for $405 million. See Note 17, “Stockholders’ Equity,” of the Notes to Condensed Consolidated Financial Statements for further details.
Derivative Financial Instruments
Interest Rate Swaps
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 12, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Interest Rate Swaps” is incorporated herein by reference.
Net Investment Hedge
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 12, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Net Investment Hedge” is incorporated herein by reference.
Other Derivative Instruments
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 12, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Other Derivative Instruments” is incorporated herein by reference.

Foreign Currency Forward Contracts
At March 31, 2018, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 12, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Foreign Currency Forward Contracts,” is incorporated herein by reference. For further discussion about these contracts and other financial instruments, see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements
We are subject to numerous recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 2, “Recently Adopted and Issued Accounting Standards,” of the Notes to Condensed Consolidated Financial Statements which is contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes these new accounting standards and is incorporated herein by reference.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2017 Form 10-K with the exception of the adoption of ASU 2014-09 which is discussed further in Note 3, "Revenue Recognition, Contracts with Customers," of the Notes to Condensed Consolidated Financial Statements and the GILTI policy discussed further in Note 15, "Income Taxes," of the Notes to Condensed Consolidated Financial Statements. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2017 Form 10-K, Note 3, "Revenue Recognition," and Note 15, "Income Taxes," of the Notes to Condensed Consolidated Financial Statements.

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
At March 31, 2018, we had no outstanding interest rate collars or options.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 12, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 13, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $77 million in the fair value of the total debt balance at March 31, 2018. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
Venezuela
Recent economic and political events in Venezuela have exposed us to heightened levels of foreign currency exchange risk. Foreign exchange control regulations have affected our Venezuelan subsidiaries’ ability to obtain inventory and maintain normal production. As a result, of the ongoing challenging economic situation in Venezuela, the Company has ceased operations and has an insignificant amount of operations in the country. As of March 31, 2018, we do not anticipate these events will have a material impact on our 2018 results of operations. We will continue to evaluate each reporting period the appropriate exchange rate to remeasure our financial statements based on the facts and circumstances as applicable.
Argentina
Recent economic events in Argentina, including the default on some of its international debt obligations, have exposed us to heightened levels of foreign currency exchange risks. However, as of March 31, 2018, we do not anticipate these events will have a material impact on our 2018 results of operations. For the three months ended March 31, 2018, approximately 1% of our consolidated net sales and operating income were derived from our businesses in Argentina. For the three months ended March 31, 2018, we had net assets of $9 million (including $1 million of cash and cash equivalents) in Argentina. Also, as of March 31, 2018, our Argentina subsidiaries had a negative cumulative translation adjustment balance of $21 million.
Russia
The U.S. and the European Union (EU) have recently imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities. Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products. These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however, they may limit the amount of future business the Company does with customers involved in activities in Russia. However, as of March 31, 2018, we do not anticipate these events will have a material impact to our 2018 result of operations. As of March 31, 2018, approximately 2% of our consolidated net sales were derived from products sold into Russia. As of March 31, 2018, we had net assets of $54 million (including $4 million of cash and cash equivalents) in Russia. Also, as of March 31, 2018, our Russian subsidiaries had a negative cumulative translation adjustment balance of $23 million.
Greece
Recent economic events in Greece, including missing payment to the International Monetary Fund and the uncertainties relating to the ability of Greece to remain in the European Monetary Union may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of March 31, 2018, we do not anticipate these events will have a material impact on our 2018 results of operations. As of March 31, 2018, less than 1% of our consolidated net sales were derived from products sold into Greece. As of March 31, 2018, we had net assets of $8 million (including $5 million of cash and cash equivalents) in Greece. Also, as of March 31, 2018, our Greece subsidiaries had a positive cumulative translation adjustment balance of less than $1 million.
Brazil
Recent economic events in Brazil, including the increase in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of March 31, 2018, we do not anticipate these events will have a material impact on our 2018 results of operations. As of March 31, 2018, 3% of our consolidated net sales were derived from products sold into Brazil. As of March 31, 2018, we had net assets of $120 million (including $4 million of cash and cash equivalents) in Brazil. Also, as of March 31, 2018, our Brazil subsidiaries had a negative cumulative translation adjustment balance of $26 million.
United Kingdom
Recent economic events in United Kingdom, including their intention to exit from the European Union may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of March 31, 2018, we do not anticipate these events will have a material impact on our 2018 results of operations. As of March 31, 2018, 4% of our consolidated net sales were derived from products sold into the United Kingdom. As of March 31, 2018, we had net assets of $268 million (including $2 million of cash and cash equivalents) in the United Kingdom. Also, as of March 31, 2018, our United Kingdom subsidiaries had a negative cumulative translation adjustment balance of $6 million.
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at March 31, 2018 would have caused us to pay approximately $48 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

Our foreign currency forward contracts are described in Note 12, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference.
Net Investment Hedge
During the second quarter of 2015, we entered into a series of foreign currency exchange forwards totaling €270 million. These foreign currency exchange forwards hedged a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates and expired in June 2015. The loss of $4 million ($2 million after tax) is recorded in AOCI on our Condensed Consolidated Balance Sheets.
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the fair value of the debt was $42 million ($28 million net of taxes) as of March 31, 2018 and is reflected in long-term debt on our Condensed Consolidated Balance Sheets.
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
For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, settlements and changes in fair values of the derivative instruments are recognized in unrealized net gains or loss on derivative instruments for net investment hedge, a component of accumulated other comprehensive loss, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in other expense, net on the Condensed Consolidated Statements of Operations.
Other Derivative Instruments
We may use other derivative instruments from time to time to manage exposure to foreign exchange rates and to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency.
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $692 million at March 31, 2018 and $544 million at December 31, 2017.
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
Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was less than $1 million for the three months ended March 31, 2018 and 2017. The allowance for doubtful accounts was $7 million at March 31, 2018 and December 31, 2017.

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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 16, “Commitments and Contingencies,” which is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of our 2017 Form 10-K, as subsequently updated by our Quarterly Reports on Form 10-Q, as well as the information incorporated by reference in that item.
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our condensed consolidated financial condition or results of operations.
Item 1A.  Risk Factors.
There have been no significant changes to our risk factors since December 31, 2017. For a discussion of our risk factors, please refer to Part I, Item 1A, “Risk Factors,” of our 2017 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(c)     Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended March 31, 2018, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
	(a)	(b)	(c)	(d)
Balance at December 31, 2017				$947,060,470
January 1, 2018 through January 31, 2018	1,186	—	—	947,060,470
February 1, 2018 through February 28, 2018	4,330,849	$44.62	4,181,362	741,566,967
March 1, 2018 through March 31, 2018	4,624,699	$43.16	4,613,592	542,545,036
Total	8,956,734		8,794,954	$542,545,036

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

(2)	The Maximum Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs is exclusive of the May 2018 $1.0 billion authorization which is discussed below.

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column “a”	Forfeitures under Omnibus Incentive Plan	Total
	(a)	(b)	(c)	(d)
January 2018	—	—	1,186	1,186
February 2018	144,503	$41.7	4,984	149,487
March 2018	5,910	$44.3	5,197	11,107
Total	150,413		11,367	161,780

On July 9, 2015, the Board of Directors authorized a new stock repurchase program to repurchase up to $1.5 billion of the Company’s issued and outstanding common stock. This new program replaced the previous stock repurchase program approved in August 2007. On March 25, 2017, the Board of Directors authorized up to an additional $1.5 billion of repurchases of the Company’s outstanding common stock under such program. Additionally, on May 2, 2018, the Board of Directors increased the share repurchase program authorization to $1.0 billion. This new program has no expiration date and replaces the previous authorizations.

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

10.1
Sealed Air Corporation Executive Severance Plan, as amended and restated effective February 13, 2018. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report February 13, 2018, File No. 1-12139, is incorporated herein by reference.)

31.1	Certification of Edward L. Doheny II pursuant to Rule 13a-14(a), dated May 7, 2018.
31.2	Certification of William G. Stiehl pursuant to Rule 13a-14(a), dated May 7, 2018.
32	Certification of Edward L. Doheny II and William G. Stiehl, pursuant to 18 U.S.C. § 1350, dated May 7, 2018.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: May 7, 2018	By:	/s/ William G. Stiehl
William G. Stiehl
Acting Chief Financial Officer, Chief Accounting Officer and Controller