Form 10-Q
period 2018-06-30
SEALED AIR CORP/DE
filed 2018-08-06
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 158,812,370 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of July 31, 2018.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share and per share data)	June 30, 2018 (unaudited)	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$180.1	$594.0
Trade receivables, net of allowance for doubtful accounts of $6.7 in 2018 and $6.5 in 2017	495.5	552.4
Income tax receivables	19.9	85.1
Other receivables	100.0	90.2
Inventories, net of inventory reserves of $19.6 in 2018 and $15.5 in 2017	580.2	506.8
Current assets held for sale	0.7	4.0
Prepaid expenses and other current assets	154.6	33.9
Total current assets	1,531.0	1,866.4
Property and equipment, net	983.7	998.4
Goodwill	1,932.0	1,939.8
Identifiable intangible assets, net	85.6	83.6
Deferred taxes	113.6	176.2
Other non-current assets	213.3	215.9
Total assets	$4,859.2	$5,280.3
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$117.1	$25.3
Current portion of long-term debt	1.5	2.2
Accounts payable	790.7	723.8
Current liabilities held for sale	—	2.2
Accrued restructuring costs	20.4	15.4
Income tax payable	64.5	47.3
Other current liabilities	379.9	562.0
Total current liabilities	1,374.1	1,378.2
Long-term debt, less current portion	3,217.1	3,230.5
Deferred taxes	19.4	28.5
Other non-current liabilities	621.0	490.8
Total liabilities	5,231.6	5,128.0
Commitments and contingencies - Note 16
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2018 and 2017	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 231,571,835 in 2018 and 230,080,944 in 2017; shares outstanding: 159,897,862 in 2018 and 168,595,521 in 2017	23.2	23.0
Additional paid-in capital	2,035.0	1,939.6
Retained earnings	1,593.2	1,735.2
Common stock in treasury, 71,673,973 shares in 2018 and 61,485,423 shares in 2017	(3,165.0)	(2,700.6)
Accumulated other comprehensive loss, net of taxes	(858.8)	(844.9)
Total stockholders’ equity	(372.4)	152.3
Total liabilities and stockholders’ equity	$4,859.2	$5,280.3

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
(In millions, except per share data)	2018	2017	2018	2017
Net sales	$1,155.2	$1,070.3	$2,286.2	$2,102.5
Cost of sales(1)(2)	791.7	726.8	1,548.7	1,423.6
Gross profit	363.5	343.5	737.5	678.9
Selling, general and administrative expenses	192.8	202.9	386.8	400.3
Amortization expense of intangible assets acquired	3.4	1.1	7.3	6.1
Restructuring and other charges(3)	7.1	1.1	15.7	3.0
Operating profit	160.2	138.4	327.7	269.5
Interest expense, net	(44.5)	(47.7)	(86.5)	(94.3)
Other income (expense), net(1)(2)	1.1	(5.3)	(10.9)	(7.1)
Earnings before income tax provision	116.8	85.4	230.3	168.1
Income tax provision	33.5	56.4	355.0	192.8
Net earnings (loss) from continuing operations	83.3	29.0	(124.7)	(24.7)
Gain on sale of discontinued operations, net of tax	31.1	—	38.5	—
Net earnings from discontinued operations, net of tax(3)(4)	—	75.1	—	85.7
Net earnings (loss)	$114.4	$104.1	$(86.2)	$61.0
Basic:
Continuing operations	$0.52	$0.14	$(0.77)	$(0.13)
Discontinued operations(4)	0.19	0.39	0.24	0.44
Net earnings (loss) per common share - basic	$0.71	$0.53	$(0.53)	$0.31
Diluted:
Continuing operations	$0.52	$0.14	$(0.77)	$(0.13)
Discontinued operations(4)	0.19	0.38	0.24	0.43
Net earnings (loss) per common share - diluted	$0.71	$0.52	$(0.53)	$0.30
Dividends per common share	$0.16	$0.16	$0.32	$0.32
Weighted average number of common shares outstanding:
Basic	159.7	192.5	162.5	192.9
Diluted	160.6	194.8	162.5	195.3

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

(2)
As part of our review of costs included in the corporate segment, amounts related to division operations were identified and reclassified out of other expense, net to cost of sales. The impact for the three and six months ended June 30, 2017 was $1.3 million and $3.2 million, respectively.

(3)
During the three and six months ended June 30, 2017, a reclassification of restructuring expenses from continuing operations to discontinued operations was made for $0.9 million, approximately $0.6 million net of taxes.

(4)
For the three and six months ended June 30, 2017, there was a revision to net earnings from discontinued operations, net of tax, related to depreciation and amortization on Diversey assets held for sale. As a result, net earnings from discontinued operations, net of tax, increased $16.4 million and increased basic and diluted shares by $0.09 per share.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
(In millions)	2018	2017	2018	2017
Net earnings (loss)	$114.4	$104.1	$(86.2)	$61.0
Other comprehensive (loss) income, net of taxes:
Recognition of pension items, net of taxes of $(0.2) and $(0.4) for the three and six months ended June 30, 2018, respectively, and $(3.0) and $(2.8) for the three and six months ended June 30, 2017, respectively.	0.5	0.8	1.1	5.3
Unrealized gains (losses) on derivative instruments for net investment hedge, net of taxes of $(7.3) and $(3.7) for the three and six months ended June 30, 2018, respectively and $24.5 and $27.5 for the three and six months ended June 30, 2017, respectively	21.9	(39.5)	11.2	(44.4)
Unrealized gains (losses) on derivative instruments for cash flow hedge, net of taxes of $(0.6) and $(1.1) for the three and six months ended June 30, 2018, respectively, and $0.2 and $1.4 for the three and six months ended June 30, 2017, respectively	1.7	(1.5)	2.5	(6.2)
Foreign currency translation adjustments, net of taxes of $(1.6) and $(0.6) for the three and six months ended June 30, 2018, respectively, and $2.5 and $4.4 for the three and six months ended June 30, 2017, respectively	(57.1)	18.6	(28.7)	73.8
Other comprehensive (loss) income, net of taxes	(33.0)	(21.6)	(13.9)	28.5
Comprehensive income (loss), net of taxes	$81.4	$82.5	$(100.1)	$89.5

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Equity
Balance at December 31, 2016	$22.8	$1,974.1	$1,040.0	$(1,478.1)	$(949.1)	$609.7
Effect of contingent stock transactions	0.2	23.0	—	(21.7)	—	1.5
Stock issued for share-based incentive compensation	—	0.6	—	21.7	—	22.3
Repurchases of common stock	—	(54.0)	—	(251.3)	—	(305.3)
Recognition of pension items, net of taxes	—	—	—	—	5.3	5.3
Foreign currency translation adjustments	—	—	—	—	73.8	73.8
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(50.6)	(50.6)
Net earnings	—	—	61.0	—	—	61.0
Dividends on common stock ($0.32 per share)	—	—	(61.8)	—	—	(61.8)
Balance at June 30, 2017	$23.0	$1,943.7	$1,039.2	$(1,729.4)	$(920.6)	$355.9

Balance at December 31, 2017	$23.0	$1,939.6	$1,735.2	$(2,700.6)	$(844.9)	$152.3
Effect of contingent stock transactions	0.2	14.7	—	(6.4)	—	8.5
Stock issued for share-based incentive compensation	—	0.7	—	23.8	—	24.5
Repurchases of common stock	—	80.0	—	(481.8)	—	(401.8)
Recognition of pension items, net of taxes	—	—	—	—	1.1	1.1
Foreign currency translation adjustments	—	—	—	—	(28.7)	(28.7)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	13.7	13.7
Net loss	—	—	(86.2)	—	—	(86.2)
Dividends on common stock ($0.32 per share)	—	—	(52.4)	—	—	(52.4)
Impact of recently adopted accounting standards(1)	—	—	(3.4)	—	—	(3.4)
Balance at June 30, 2018	$23.2	$2,035.0	$1,593.2	$(3,165.0)	$(858.8)	$(372.4)

See accompanying Notes to Condensed Consolidated Financial Statements.

(1)
Due to the adoption of ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) the Company recorded decreases to retained earnings of $1.0 million and $2.4 million, respectively. See Note 2, "Recently Adopted and Issued Accounting Standards," in the Notes to Condensed Consolidated Financial Statements for more information.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, (unaudited)
(In millions)	2018	2017
Net (loss) earnings(1)	$(86.2)	$61.0
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities
Depreciation and amortization(1)	65.7	82.5
Share-based incentive compensation	14.6	23.0
Profit sharing expense	10.0	12.9
Provisions for bad debt	1.0	2.1
Deferred taxes, net(1)	50.9	123.0
Net gain on sale of business	(39.3)	(2.3)
Other non-cash items	19.0	6.7
Changes in operating assets and liabilities:
Trade receivables, net	(24.2)	(58.3)
Inventories	(92.6)	(82.8)
Accounts payable	58.7	145.4
Other assets and liabilities	59.0	(171.9)
Net cash provided by operating activities	$36.6	$141.3
Cash flows from investing activities:
Capital expenditures	(73.7)	(93.2)
Proceeds, net from sale of business and property and equipment	8.3	3.6
Business acquired, net of cash acquired	—	(3.5)
Investment in cost method investments	(7.5)	—
Settlement of foreign currency forward contracts	(5.3)	11.3
Other investing activities	(2.6)	—
Net cash used in investing activities	$(80.8)	$(81.8)
Cash flows from financing activities:
Net proceeds from borrowings	105.7	252.2
Payments of debt extinguishment costs	(0.4)	—
Dividends paid on common stock	(54.0)	(61.8)
Acquisition of common stock for tax withholding	(6.1)	(21.5)
Repurchases of common stock	(407.9)	(305.3)
Other financing activities	—	0.3
Net cash used in financing activities(2)	$(362.7)	$(136.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$(7.0)	$(12.1)
Cash Reconciliation(2):
Cash and cash equivalents	594.0	333.7
Restricted cash and cash equivalents(3)	—	52.9
Balance, beginning of period	$594.0	$386.6
Net change during the period	(413.9)	(88.7)
Cash and cash equivalents	180.1	243.0
Restricted cash and cash equivalents(3)	—	54.9
Balance, end of period	$180.1	$297.9
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$95.6	$107.0
Income tax payments	$97.1	$92.6
Payments related to the sale of Diversey and efforts to address related stranded costs	$32.5	$44.8
Restructuring payments including associated costs	$3.7	$33.1

SEALED AIR CORPORATION AND SUBSIDIARIES

Non-cash items:
Transfers of shares of common stock from treasury for 2017 and 2016 profit-sharing contributions	$23.8	$22.3

See accompanying Notes to Condensed Consolidated Financial Statements.

(1)
For the six months ended June 30, 2017, there was a revision to net earnings from discontinued operations, net of tax, on the Condensed Consolidated Statement of Operations related to depreciation and amortization on Diversey assets held for sale. Refer to Note 4, "Discontinued Operations, Divestitures and Acquisitions", for additional information.

(2)
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

(3)	Restricted cash and cash equivalents included compensating balance deposits related to certain short-term borrowings.

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
Basis of Presentation
Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our Condensed Consolidated Balance Sheets as of June 30, 2018 and our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 have been made. The results set forth in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our condensed consolidated financial condition, results of operations or cash flows.
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
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Benefit Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. This new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. The amendments in ASU 2017-07 are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted ASU 2017-07 on January 1, 2018. The effect of retrospectively adopting this guidance resulted in a reclassification of $0.6 million and $1.4 million from cost of sales and selling, general and administrative expenses to other (expense) income, net on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and $16.7 million for the year ended December 31, 2017.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that entities include restricted cash and restricted cash equivalents with cash and cash equivalents in the beginning-of-period and end-of-period total amounts shown on the Statements of Cash Flows. The amendments in ASU 2016-18 are effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company adopted ASU 2016-18 on January 1, 2018. As a result of this retrospective adoption, the reclassification of restricted cash into a change in total cash resulted in an increase in financing activities of $2.0 million for the six months ended June 30, 2017 and a decrease in financing activities of $25.4 million for the year ended December 31, 2017.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company adopted ASU 2016-16 on January 1, 2018. This was adopted using the modified retrospective approach which resulted in a decrease in other assets of $7.5 million, an increase in non-current deferred tax assets of $4.8 million, a decrease in other non-current liabilities of $1.7 million and a decrease in retained earnings was $1.0 million on the Condensed Consolidated Balance Sheets.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on eight specific cash flow issues in regard to how cash receipts and cash payments are presented and classified in the statements of cash flows. The amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. The Company adopted ASU 2016-15 on January 1, 2018. As a result of the adoption, there were no impacts on prior year statements of cash flow however this adoption may impact future periods.
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

The Company elected to reflect the aggregate effect of all contract modifications that occurred before the beginning of the earliest period presented under the new revenue recognition standard when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations for the modified contract at transition. The effects of application of this relief are de minimis.

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

The following tables summarizes the effect of adoption of the new revenue recognition standard by line item on the Company’s Condensed Consolidated Financial Statements, and the reason for the change:

	Six Months Ended June 30, 2018
(In millions)	As Reported	Balances without Adoption of Topic 606	Effect of Change
Net sales	$2,286.2	$2,285.1	$1.1
Other current liabilities	379.9	379.1	0.8
Other non-current liabilities	621.0	617.8	3.2

Impact by Line Item	Reason for Change	Opening Balance Sheet Adjustment as of January 1, 2018 (In millions)
Other current liabilities	Certain contracts include an equipment accrual, whereby a customer is awarded a credit based on consumable purchases that can be redeemed for future equipment purchases. Long term contracts that include an equipment accrual create a timing difference between when cash is collected and the performance obligation is satisfied. Upon the adoption of Topic 606 the equipment accrual balance was increased to reflect the standalone selling price within our equipment portfolio.	$2.4
Retained earnings	The modified retrospective adoption of the new revenue standard resulted in a cumulative adjustment decreasing retained earnings, which was associated with adjusting our equipment accrual contract offering to the standalone selling price value.	(2.4)
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”). This ASU requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The amendments in ASU 2016-02, and subsequent related amendments, are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The guidance permits two methods of adoption: modified retrospective where an entity initially applies the new leases standard at the beginning of the earliest period presented in the financial statements or an alternative transition method where an entity can initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently in the process of evaluating this new standard update. We expect there to be a material impact on the Company's Condensed Consolidated Financial Results.

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

Description of Revenue Generating Activities

We employ sales, marketing and customer service personnel throughout the world who sell and market our products and services to and/or through a large number of distributors, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, foodservice businesses, supermarket retailers, pharmaceutical companies, healthcare facilities, medical device manufacturers, and other manufacturers.

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

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments of transaction price impact the amount of net sales recognized by us in the period of adjustment. Revenue recognized in the three and six months ended June 30, 2018 from performance obligations satisfied in previous reporting periods is $1.6 million and $3.3 million, respectively.

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

Disaggregated Revenue
For the three and six months ended June 30, 2018, revenues from contracts with customers summarized by Segment Geography were as follows:

	Three Months Ended June 30, 2018
(In millions)	Food Care	Product Care	Total
North America	$351.9	$257.0	$608.9
EMEA(1)	163.8	97.0	260.8
Latin America	90.1	12.6	102.7
APAC(2)	102.2	73.2	175.4
Topic 606 Segment Revenue	708.0	439.8	1,147.8
Non-Topic 606 Revenue (Leasing)	5.0	2.4	7.4
Total	$713.0	$442.2	$1,155.2

	Six Months Ended June 30, 2018
(In millions)	Food Care	Product Care	Total
North America	$692.9	$506.9	$1,199.8
EMEA(1)	319.4	198.2	517.6
Latin America	181.2	24.2	205.4
APAC(2)	205.9	143.2	349.1
Topic 606 Segment Revenue	1,399.4	872.5	2,271.9
Non-Topic 606 Revenue (Leasing)	9.9	4.4	14.3
Total	$1,409.3	$876.9	$2,286.2

(1)	EMEA = Europe, Middle East and Africa

(2)	APAC = Asia, Australia and New Zealand
Contract Balances

The time between which a performance obligation is satisfied and when billing and payment occur is closely aligned, with the exception of equipment accruals. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the consumables transaction price for future equipment purchases. Long term contracts that include an equipment accrual create a timing difference between when cash is collected and the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The opening and closing balances of contract assets and contract liabilities arising from contracts with customers as of June 30, 2018 were as follows:

(In millions)	December 31, 2017	January 1, 2018, as adjusted	June 30, 2018
Contract assets	$—	$—	$—
Contract liabilities	3.1	5.5	8.1

Revenue recognized in the three and six months ended June 30, 2018 that was included in the contract liability balance at the beginning of the period was $2.3 million and $3.0 million, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.

The contract liability balance represents deferred revenue, primarily related to equipment accruals. The increase in the first half of 2018 to deferred revenue was driven predominately by new contracts recently entered.
Remaining Performance Obligations
Our enforceable contractual obligations tend to be short term in nature, and the following table does not include the transaction price of any remaining performance obligations that are part of the contracts with expected durations of less than one year. Additionally, the following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of June 30, 2018, as well as the expected timing of recognition of that transaction price.

(In millions)	Short-Term (12 months or less)	Long-Term	Total
Total transaction price	$1.7	$6.4	$8.1
Assets recognized for the costs to obtain or fulfill a contract
The Company recognizes incremental costs to fulfill a contract as an asset if such incremental costs are expected to be recovered, relate directly to a contract or anticipated contract, and generate or enhance resources that will be used to satisfy performance obligations in the future.

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
Note 4 Discontinued Operations, Divestitures and Acquisitions
Discontinued Operations
On March 25, 2017, we entered into a definitive agreement to sell our Diversey Care division and the food hygiene and cleaning business within our Food Care division (collectively, "Diversey") for gross proceeds of USD equivalent of $3.2 billion, subject to customary closing conditions. The transaction was completed on September 6, 2017. During 2018, we recorded an additional net gain on the sale of Diversey of $38.5 million, net of taxes. This was related to the final net working capital settlement as well as the release of tax indemnity reserves upon expiration of statute of limitations.
We have classified the operating results of Diversey, together with certain costs related to the divestiture transaction, as discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017.

Summary operating results of Diversey were as follows:

(In millions)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net sales	$651.2	$1,232.9
Cost of sales	369.9	700.4
Gross profit	281.3	532.5
Selling, general and administrative expenses(1)	197.9	399.1
Amortization expense of intangible assets acquired(1)	4.6	22.3
Restructuring and other charges(2)	3.8	1.5
Operating profit	75.0	109.6
Other expense, net	(5.1)	(8.0)
Earnings from discontinued operations before income tax provision(1)(3)	69.9	101.6
Income tax (benefit) provision from discontinued operations(1)(2)	(5.2)	15.9
Net earnings from discontinued operations, net of tax	$75.1	$85.7

(1)
For the three and six months ended June 30, 2017, there was a revision to net earnings from discontinued operations, net of tax, on the Condensed Consolidated Statement of Operations related to depreciation and amortization on Diversey assets held for sale. As a result, selling, general and administrative expenses decreased $6.1 million, amortization expenses of intangible assets acquired decreased $16.5 million and income tax provision from discontinued operations increased $6.2 million.

(2)
During the three and six months ended June 30, 2017, a reclassification of restructuring expenses from continuing operations to discontinued operations was made. Refer to the Condensed Consolidated Statements of Operations for additional information.

(3)
For the three and six months ended June 30, 2017, net earnings from discontinued operations was impacted by a $5.2 million benefit and $15.9 million expense, respectively, related to a change in the repatriation strategy of foreign earnings offset by a favorable earnings mix in jurisdictions with lower rates.

The following table presents selected financial information regarding cash flows of Diversey that are included within discontinued operations in the Condensed Consolidated Statements of Cash Flows:

(In millions)	Six Months Ended June 30, 2017
Non-cash items included in net earnings from discontinued operations:
Depreciation and amortization	$27.7
Share-based incentive compensation	6.0
Profit sharing expense	1.5
Provision for bad debt	1.7
Capital expenditures	9.7

The amounts disclosed in the tables above have been excluded from the Notes to Condensed Consolidated Financial Statements unless otherwise noted.
Divestitures
Divestiture of Embalagens Ltda.
On August 1, 2017, we entered into an agreement to sell our polystyrene food tray business in Guarulhos, Brazil for a gross purchase price of R$26.9 million (or $8.2 million as of the closing date of March 19, 2018). The purchase price is subject to working capital, cash and debt adjustments. For the three and six months ended June 30, 2018, the Company recognized an immaterial net loss on sale and a net gain on the sale of $1.0 million, respectively, within other expense, net on the Condensed Consolidated Statements of Operations.

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

	Preliminary Allocation	Measurement Period	Revised Preliminary Allocation
(In millions)	As of October 2, 2017	Adjustments	As of June 30, 2018
Total consideration transferred	$106.6	$(0.4)	$106.2

Assets:
Cash and cash equivalents	13.3		13.3
Trade receivables, net	22.4		22.4
Inventory, net	10.0	0.1	10.1
Prepaid expenses and other current assets	8.4		8.4
Property and equipment, net	23.3		23.3
Intangible assets, net	41.4	0.7	42.1
Goodwill	39.3	(0.6)	38.7
Assets	$158.1	$0.2	$158.3
Liabilities:
Short-term borrowings	14.0		14.0
Accounts payable	6.9		6.9
Other current liabilities	15.1	0.9	16.0
Long-term debt, less current portion	3.8		3.8
Non-current deferred taxes	11.7	(0.3)	11.4
Liabilities	$51.5	$0.6	$52.1

The valuation of property and equipment, net and intangible assets is preliminary. We expect to complete the valuation in the third quarter of 2018. All of the goodwill is allocated to the Product Care reporting unit. The $42.1 million fair value allocated to definite-lived intangible assets consists primarily of $25.4 million of customer relationships with a useful life of seventeen years, $10.6 million of trademarks and tradenames with a useful life of fifteen years and various acquired technologies of $6.1 million with useful lives of thirteen years.
Acquisition of Deltaplam
On August 1, 2017, the Food Care division acquired Deltaplam Embalagens Indústria e Comércio Ltda ("Deltaplam"), a family owned and operated Brazilian flexible packaging manufacturer. The preliminary fair value of the consideration transferred was approximately $25.8 million. We recorded the fair value of the assets acquired and liabilities assumed on the acquisition date, which included $8.1 million of goodwill and $7.4 million of intangible assets. As of June 30, 2018, the final fair value of the consideration transferred was $25.3 million, which included $9.7 million of goodwill and $5.9 million of intangible assets.

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

The Company’s Food Care and Product Care segments are considered reportable segments under FASB ASC Topic 280. Our reportable segments are aligned with similar groups of products and management team. Corporate includes certain costs that are not allocated to or monitored by the reportable segments' management.
We allocate and disclose depreciation and amortization expense to our segments, although property and equipment, net is not allocated to the segment assets, nor is depreciation and amortization included in the segment performance metric Adjusted EBITDA. The accounting policies of the reportable segments and Corporate are the same as those applied to the Condensed Consolidated Financial Statements. Refer to "Non-U.S. GAAP Information" for additional details on the use and calculation of our Non-U.S. GAAP measures presented below.
The following tables show Net Sales and Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net Sales:
Food Care	$713.0	$679.5	$1,409.3	$1,335.1
As a % of Total Company net sales	61.7%	63.5%	61.6%	63.5%
Product Care	442.2	390.8	876.9	767.4
As a % of Total Company net sales	38.3%	36.5%	38.4%	36.5%
Total Company Net Sales	$1,155.2	$1,070.3	$2,286.2	$2,102.5

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Adjusted EBITDA from continuing operations
Food Care	$135.4	$131.8	$270.1	$253.8
Adjusted EBITDA Margin	19.0%	19.4%	19.2%	19.0%
Product Care	78.5	69.4	156.9	132.7
Adjusted EBITDA Margin	17.8%	17.8%	17.9%	17.3%
Corporate	3.6	(4.9)	(4.7)	(8.3)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$217.5	$196.3	$422.3	$378.2
Adjusted EBITDA Margin	18.8%	18.3%	18.5%	18.0%

The following table shows a reconciliation of net earnings (loss) from continuing operations to Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net earnings (loss) from continuing operations	$83.3	$29.0	$(124.7)	$(24.7)
Interest expense, net	(44.5)	(47.7)	(86.5)	(94.3)
Income tax provision	33.5	56.4	355.0	192.8
Depreciation and amortization(1)	(40.8)	(36.4)	(81.2)	(73.6)
Depreciation and amortization adjustments	0.1	—	0.3	—
Special Items:
Restructuring and other charges(2)	(7.1)	(1.1)	(15.7)	(3.0)
Other restructuring associated costs	0.4	(5.9)	(1.8)	(9.8)
Loss on debt redemption	(0.4)	—	(0.4)	—
(Loss) gain on acquisition and divestiture activity	(1.2)	(0.4)	(5.2)	1.9
Charges incurred due to the sale of Diversey	(5.8)	(17.8)	(12.6)	(33.9)
(Loss) gain from class-action litigation settlement	(0.1)	—	12.6	—
Other Special Items(3)	(1.3)	(1.6)	(1.5)	2.6
Pre-tax impact of Special Items	(15.5)	(26.8)	(24.6)	(42.2)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$217.5	$196.3	$422.3	$378.2

(1)	Depreciation and amortization by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Food Care	$27.2	$25.8	$54.1	$50.5
Product Care	13.6	10.6	27.1	23.1
Total Company depreciation and amortization(i)	$40.8	$36.4	$81.2	$73.6

(i)
Includes share-based incentive compensation of $7.7 million and $15.3 million for the three and six months ended June 30, 2018, respectively, and $10.9 million and $18.9 million for the three and six months ended 2017, respectively.

(2)	Restructuring and other charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Food Care	$1.5	$0.7	$6.1	$1.9
Product Care	5.6	0.4	9.6	1.1
Total Company restructuring and other charges	$7.1	$1.1	$15.7	$3.0

(3)
Other Special Items for the three months ended June 30, 2017 primarily included expense related to the recovered wage tax reserve as well as legal fees associated with restructuring and acquisitions. Other Special Items for the six months ended June 30, 2017, primarily included a recovered wage tax as the result of a court ruling partially offset by legal fees associated with restructuring and acquisitions.

Assets by Reportable Segments
The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net, inventory, net, property and equipment, net, goodwill, net, intangible assets, net and leased systems, net.

(In millions)	June 30, 2018	December 31, 2017
Assets allocated to segments:
Food Care	$1,564.9	$1,545.5
Product Care	2,595.9	2,620.2
Total segments	4,160.8	4,165.7
Assets not allocated:
Cash and cash equivalents	$180.1	$594.0
Assets held for sale	0.7	4.0
Income tax receivables	19.9	85.1
Other receivables	100.0	90.2
Deferred taxes	113.6	176.2
Other	284.1	165.1
Total	$4,859.2	$5,280.3

Note 6 Inventories
The following table details our inventories:

(In millions)	June 30, 2018	December 31, 2017
Raw materials	$98.3	$82.8
Work in process	145.2	125.7
Finished goods	336.7	298.3
Total	$580.2	$506.8

Note 7 Property and Equipment, net

The following table details our property and equipment, net:

(In millions)	June 30, 2018	December 31, 2017
Land and improvements	$41.4	$43.5
Buildings	709.6	718.9
Machinery and equipment	2,320.7	2,330.5
Other property and equipment	119.2	116.3
Construction-in-progress	119.0	114.7
Property and equipment, gross	3,309.9	3,323.9
Accumulated depreciation and amortization	(2,326.2)	(2,325.5)
Property and equipment, net	$983.7	$998.4
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Interest cost capitalized	$1.5	$3.0	$3.7	$6.0
Depreciation and amortization expense for property and equipment	$29.7	$24.5	$58.6	$48.6

Note 8 Goodwill and Identifiable Intangible Assets, net

Goodwill
The following table shows our goodwill balances by reportable segment. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of June 30, 2018, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

(In millions)	Food Care	Product Care	Total
Carrying Value at December 31, 2017	$526.9	$1,412.9	$1,939.8
Purchase price and other adjustments	(0.6)	(0.6)	(1.2)
Currency translation	(4.3)	(2.3)	(6.6)
Carrying Value at June 30, 2018	$522.0	$1,410.0	$1,932.0

Identifiable Intangible Assets, Net
The following tables summarize our identifiable intangible assets, net. As of June 30, 2018, there were no impairment indicators present.

	June 30, 2018			December 31, 2017
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$54.7	$(20.7)	$34.0	$59.7	$(19.7)	$40.0
Trademarks and tradenames	11.2	(0.8)	10.4	11.6	(0.5)	11.1
Capitalized software	58.6	(44.3)	14.3	50.6	(40.0)	10.6
Technology	42.5	(28.1)	14.4	39.2	(27.5)	11.7
Contracts	13.5	(9.9)	3.6	10.9	(9.6)	1.3
Total intangible assets with definite lives	180.5	(103.8)	76.7	172.0	(97.3)	74.7
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$189.4	$(103.8)	$85.6	$180.9	$(97.3)	$83.6

The following table shows the remaining estimated future amortization expense at June 30, 2018.

Year	Amount (in millions)
Remainder of 2018	$7.0
2019	11.3
2020	8.7
2021	5.7
Thereafter	44.0
Total	$76.7

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

As of June 30, 2018, the maximum purchase limit for receivable interests was $60.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $60.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of June 30, 2018, the level of eligible assets available under the program equaled $60.0 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a decline in the amounts available to us under the program or termination of the program.

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
As of June 30, 2018, the maximum purchase limit for receivable interests was €80.0 million ($92.6 million equivalent at June 30, 2018), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of June 30, 2018, the amount available under this program was €75.1 million ($86.8 million equivalent as of June 30, 2018).
This program expires annually in August and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of June 30, 2018, there were no amounts outstanding under our U.S. program and €54.0 million ($62.4 million equivalent as of June 30, 2018) outstanding under our European program. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. The total interest paid for these programs was less than $1.0 million for the three and six months ended June 30, 2018 and 2017.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at June 30, 2018.
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

Program metrics are as follows:

Sealed Air Restructuring Program
Approximate positions eliminated by the program	1,950
Estimated Program Costs (in millions):
Costs of reduction in headcount as a result of reorganization	$275-$280
Other expenses associated with the Program	135-140
Total expense	$410-$420
Capital expenditures	240-245
Proceeds, foreign exchange and other cash items	(70)-(75)
Total estimated net cash cost	$580-$590
Program to Date Cumulative Expense (in millions):
Costs of reduction in headcount as a result of reorganization	$253
Other expenses associated with the Program	125
Total Cumulative Expense	$378
Cumulative capital expenditures	$235

The following table details our restructuring activities reflected in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Continuing Operations:
Other associated costs	$0.4	$5.9	$2.6	$9.8
Restructuring charges(1)	7.1	1.1	15.7	3.0
Total charges from continuing operations	$7.5	$7.0	18.3	12.8
Charges included in discontinued operations(1)	—	5.2	—	3.5
Total charges	$7.5	$12.2	$18.3	$16.3
Capital expenditures	$0.3	$4.0	$0.5	$13.9

(1)
During the three and six months ended June 30, 2017, a reclassification of restructuring expenses from continuing operations to discontinued operations was made. Refer to the Condensed Consolidated Statements of Operations for additional information.

The restructuring accrual, spending and other activity for the six months ended June 30, 2018 and the accrual balance remaining at June 30, 2018 related to these programs were as follows:

(In millions)
Restructuring accrual at December 31, 2017	$16.1
Accrual and accrual adjustments	15.7
Cash payments during 2018	(7.5)
Effect of changes in foreign currency exchange rates	(1.0)
Restructuring accrual at June 30, 2018	$23.3

We expect to pay $20.4 million of the accrual balance remaining at June 30, 2018 within the next twelve months. This amount is included in accrued restructuring costs on the Condensed Consolidated Balance Sheets at June 30, 2018. The remaining accrual of $2.9 million is expected to be paid in the second half of 2019. This amount is included in other non-current liabilities on our Condensed Consolidated Balance Sheets at June 30, 2018.

Note 11 Debt and Credit Facilities
Our total debt outstanding consisted of:

(In millions)	June 30, 2018	December 31, 2017
Short-term borrowings(1)	$117.1	$25.3
Current portion of long-term debt	1.5	2.2
Total current debt	118.6	27.5
Term Loan A due July 2019	222.7	222.7
6.50% Senior Notes due December 2020	423.8	423.6
4.875% Senior Notes due December 2022	420.7	420.4
5.25% Senior Notes due April 2023	420.8	420.4
4.50% Senior Notes due September 2023	459.6	474.3
5.125% Senior Notes due December 2024	421.0	420.7
5.50% Senior Notes due September 2025	396.9	396.7
6.875% Senior Notes due July 2033	445.5	445.4
Other	6.1	6.3
Total long-term debt, less current portion(3)	3,217.1	3,230.5
Total debt(2)	$3,335.7	$3,258.0

(1)
Short-term borrowings of $117.1 million at June 30, 2018 are comprised of $62.4 million under our European securitization program and $54.7 million of short-term borrowings from various lines of credit. Short-term borrowings of $25.3 million at December 31, 2017 were comprised $2.1 million of Diversey accounts payable obligations under financing arrangements which Sealed Air was fully reimbursed for as part of the sale of Diversey as well as $23.2 million of short-term borrowings from various lines of credit.

(2)
As of June 30, 2018, our weighted average interest rate on our short-term borrowings outstanding was 2.4% and on our long-term debt outstanding was 5.4%. As of December 31, 2017, our weighted average interest rate on our short-term borrowings outstanding was 5.4% and on our long-term debt outstanding was 5.3%.

(3)	Amounts are net of unamortized discounts and issuance costs of $26.7 million as June 30, 2018 and $29.5 million as of December 31, 2017.
Credit Facility
On July 12, 2018, we executed the Third Amended and Restated Syndicated Credit Facility ("Amended Credit Facility"). We refinanced the term loan A facilities and revolving credit facilities with a new U.S. dollar term loan A facility in an aggregate principal amount of approximately $186.5 million, a new pounds sterling term loan A facility in an aggregate principal amount of approximately £29.4 million, and increased our revolving credit facilities from $700 million to $1.0 billion (including revolving facilities available in U.S. dollars, euros, pounds sterling, Canadian dollars, Australian dollars, Japanese yen, New Zealand dollars and Mexican pesos). The expiration date was extended for term loan A facilities and revolving credit commitment to July 11, 2023.
Lines of Credit
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the Revolving Credit Facility discussed above, and the amounts available under our accounts receivable securitization programs.

(In millions)	June 30, 2018	December 31, 2017
Used lines of credit(1)	$117.1	$23.2
Unused lines of credit	958.3	1,108.6
Total available lines of credit(2)	$1,075.4	$1,131.8

(1)	Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.

(2)	Of the total available lines of credit, $846.8 million was committed as of June 30, 2018.
Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Amended Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Amended Credit Facility). We were in compliance with the above financial covenants and limitations at June 30, 2018.

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
Net unrealized after-tax gains/losses related to these contracts that were included in AOCI were $1.3 million gain and $2.4 million gain for the three and six months ended June 30, 2018, respectively, and $1.9 million loss and $4.8 million loss for the three and six months ended June 30, 2017, respectively. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $1.1 million of net unrealized derivative gains included in AOCI will be reclassified into earnings within the next twelve months.
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

Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At June 30, 2018 and December 31, 2017, we had no outstanding interest rate swaps.
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
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the fair value of the debt was $12.8 million ($5.9 million net of tax) as of June 30, 2018, and is reflected in AOCI on our Condensed Consolidated Balance Sheets.
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
The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow		Non-Designated		Total
(In millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivative Assets
Foreign currency forward contracts	$1.5	$0.5	$3.2	$3.6	$4.7	$4.1
Total Derivative Assets	$1.5	$0.5	$3.2	$3.6	$4.7	$4.1

Derivative Liabilities
Foreign currency forward contracts	$—	$(2.4)	$(4.7)	$(3.3)	$(4.7)	$(5.7)
Total Derivative Liabilities(1)	$—	$(2.4)	$(4.7)	$(3.3)	$(4.7)	$(5.7)
Net Derivatives(2)	$1.5	$(1.9)	$(1.5)	$0.3	$—	$(1.6)

(1)	Excludes €400.0 million of euro-denominated debt ($459.6 million equivalent at June 30, 2018 and $474.3 million equivalent at December 31, 2017), designated as a net investment hedge.

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities
(In millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Gross position	$4.7	$4.1	$(4.7)	$(5.7)
Impact of master netting agreements	—	(0.4)	—	0.4
Net amounts recognized on the Condensed Consolidated Balance Sheets	$4.7	$3.7	$(4.7)	$(5.3)

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized on	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	Condensed Consolidated Statements of Operations	2018	2017	2018	2017
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$(1.2)	$0.7	$(1.8)	$0.8
Treasury locks	Interest expense, net	0.1	—	0.1	0.1
Sub-total cash flow hedges		(1.1)	0.7	(1.7)	0.9
Fair Value Hedges:
Interest rate swaps	Interest expense, net	0.1	0.1	0.2	0.2
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	(5.7)	(4.6)	(6.9)	0.6
Total		$(6.7)	$(3.8)	$(8.4)	$1.7

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

The following table details the fair value hierarchy of our financial instruments:

	June 30, 2018
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$26.4	$26.4	$—	$—
Derivative financial and hedging instruments net liability:
Foreign currency forward contracts and options	$—	$—	$—	$—

	December 31, 2017
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$297.5	$297.5	$—	$—
Derivative financial and hedging instruments net liability:
Foreign currency forward contracts	$(1.6)	$—	$(1.6)	$—

Cash Equivalents
Our cash equivalents at June 30, 2018 and December 31, 2017 consisted of bank time deposits (Level 1). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.
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

The table below shows the carrying amounts and estimated fair values of our total debt:

	June 30, 2018		December 31, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A Facility due July 2019(1)	$222.7	$222.7	$222.7	$222.7
6.50% Senior Notes due December 2020	423.8	449.8	423.6	465.1
4.875% Senior Notes due December 2022	420.7	432.4	420.4	451.0
5.25% Senior Notes due April 2023	420.8	434.7	420.4	455.6
4.50% Senior Notes due September 2023(1)	459.6	518.5	474.3	544.4
5.125% Senior Notes due December 2024	421.0	428.9	420.7	456.2
5.50% Senior Notes due September 2025	396.9	412.9	396.7	439.9
6.875% Senior Notes due July 2033	445.5	496.3	445.4	527.3
Other foreign borrowings(1)	122.9	121.7	30.2	30.4
Other domestic borrowings	1.8	2.1	3.6	3.6
Total debt	$3,335.7	$3,520.0	$3,258.0	$3,596.2

(1)	Includes borrowings denominated in currencies other than U.S. dollars.

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

Note 14 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
The following table shows the components of our net periodic benefit cost (income) for our defined benefit pension plans for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost (income):
Service cost	$0.1	$1.1	$1.2	$0.1	$1.7	$1.8
Interest cost	1.6	3.9	5.5	1.7	4.0	5.7
Expected return on plan assets	(2.2)	(7.5)	(9.7)	(2.4)	(7.6)	(10.0)
Amortization of net actuarial loss	0.2	0.6	0.8	0.2	1.4	1.6
Net periodic income	(0.3)	(1.9)	(2.2)	(0.4)	(0.5)	(0.9)
Cost of settlement/curtailment	—	0.1	0.1	0.8	—	0.8
Total (income) benefit cost	$(0.3)	$(1.8)	$(2.1)	$0.4	$(0.5)	$(0.1)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost (income):
Service cost	$0.1	$2.1	$2.2	$0.1	$3.4	$3.5
Interest cost	3.2	7.8	11.0	3.5	8.0	11.5
Expected return on plan assets	(4.4)	(14.9)	(19.3)	(4.9)	(15.2)	(20.1)
Amortization of net actuarial loss	0.5	1.2	1.7	0.4	2.8	3.2
Net periodic income	(0.6)	(3.8)	(4.4)	(0.9)	(1.0)	(1.9)
Cost of settlement/curtailment	—	0.1	0.1	0.8	0.5	1.3
Total income	$(0.6)	$(3.7)	$(4.3)	$(0.1)	$(0.5)	$(0.6)

The following table shows the components of our net periodic benefit cost (income) for our other post-retirement employee benefit plans for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Components of net periodic benefit cost:
Service costs	$—	$0.1	$—	$0.1
Interest cost	0.4	0.4	0.7	0.9
Amortization of net prior service cost	(0.1)	(0.3)	(0.2)	(0.8)
Amortization of net actuarial loss	(0.1)	(0.1)	(0.1)	(0.1)
Net periodic benefit cost	$0.2	$0.1	$0.4	$0.1

In 2017, the net periodic (income) costs related to Diversey plans were excluded from the tables above. The amounts of the costs charged to discontinued operations were as follows:

(In millions)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Defined benefit pension plans	$(0.2)	$(0.4)
Other employee benefit plans	—	—
Total income included in discontinued operations	$(0.2)	$(0.4)

Note 15 Income Taxes
Effective Income Tax Rate and Income Tax Provision
On December 22, 2017, the TCJA was enacted, substantially changing the U.S. tax system and affecting the Company in a number of ways. Notably, the TCJA:

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

•	allows the cost of investments in certain depreciable assets acquired and placed in service after September 27, 2017 to be immediately expensed;

•	reduces deductions with respect to certain compensation paid to specified executive officers; and

•	allows for installment payments to be paid over a period of eight years and the first installment was paid in 2018.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of TCJA. SAB 118 provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates and when no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA. We have applied the guidance in SAB 118 when accounting for the enactment-date effects of TCJA. Accordingly, we remeasured U.S. deferred tax assets and liabilities based on the income tax rates at which the deferred tax assets and liabilities are expected to reverse in the future (generally 21%), in 2017. This remeasurement resulted in $41.1 million of tax expense for the year ended December 31, 2017. At December 31, 2017, we were not able to reasonably estimate the impact of Transition Tax. For a description of the impact of the TCJA for the year ended December 31, 2017, reference is made to Note 16, “Income Taxes,” of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017

The one-time Transition Tax is based on our total post-1986 earnings and profits ("E&P"), which we had deferred from U.S taxes under prior law. During the six months ended June 30, 2018, the Company recognized a provisional tax liability of $290.0 million for the Transition Tax. The actual amount of Transition Tax may differ from the provisional amount due to, among other things, changes in tax calculations associated with the sale of Diversey, which we have not yet finalized, changes in interpretations and assumptions the Company has made, changes in the treatment of Transition Tax by state taxing authorities and additional regulatory guidance that may be issued. Any adjustments made to the provisional amounts under SAB 118 will be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement period provided in SAB 118). No adjustments to the Transition Tax were recorded in the second quarter. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in the second half of 2018.

For interim tax reporting, we estimate one single effective tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

Our effective income tax rate was 28.7% and 154.1% for the three and six months ended June 30, 2018. The difference between the Company’s effective income tax rate and the U.S. statutory rate of 21.0% relates to the provisional amount for Transition Tax associated with the TCJA, withholding taxes, non-deductible expenses, state income taxes, and the effect of the GILTI provision enacted as part of the TCJA offset by the benefits from lapses in statute of limitations on foreign unrecognized tax benefits.

Our effective income tax rate was 66.0% and 114.7% for the three and six months ended June 30, 2017. The rate is greater than the statutory rate primarily due to $17.8 million of tax expense related to the sale of Diversey and tax expense related to the settlement of a foreign position of $3.4 million.

The GILTI provisions, which require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets, are complex and subject to continuing regulatory interpretation by the U.S. Internal Revenue Service ("IRS"). We are required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). We have elected to recognize the GILTI as a period expense in the period the tax is incurred. Under this policy, we have not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period. This election increases the annual effective tax rate by approximately 3.5%. We will continue to refine our calculation which may result in changes to this amount.

Note 16 Commitments and Contingencies
Cryovac Transaction Commitments and Contingencies
Refer to Part II, Item 8, Note 17, “Commitments and Contingencies” to our audited Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for a description of the Settlement agreement (as defined therein).
Environmental Matters
We are subject to loss contingencies resulting from environmental laws and regulations, and we accrue for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals are not reduced by potential insurance recoveries, if any. We do not believe that it is reasonably possible that our liability in excess of the amounts that we have accrued for environmental matters will be material to our Condensed Consolidated Balance Sheets or Statements of Operations. Environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated.
We evaluate these liabilities periodically based on available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, we adjust the recorded accruals, as necessary. We believe that these exposures are not material to our Condensed Consolidated Balance Sheets or Statements of Operations. We believe that we have adequately reserved for all probable and estimable environmental exposures.
Guarantees and Indemnification Obligations
We are a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

•
indemnities in connection with the sale of businesses, primarily related to the sale of Diversey. Our indemnity obligations under the relevant agreements may be limited in terms of time, amount or scope. As it relates to certain income tax related liabilities, the relevant agreements may not provide any cap for such liabilities, and the period in which we would be liable would lapse upon expiration of the statute of limitation for assessment of the underlying taxes. Due to the conditional nature of these obligations and the unique facts and circumstances involved in each particular agreement, we are unable to reasonably estimate the potential maximum exposure under these items;

•
product warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide that products will conform to specifications. We accrue a warranty liability on a transaction-specific basis depending on the individual facts and circumstances related to each sale. Both the liability and annual expense related to product warranties are immaterial to our Condensed Consolidated Balance Sheets or Statements of Operations; and

•	intellectual property warranties in which we have agreed to indemnify customers against third party infringement claims based on certain products sold to those customers.

As of June 30, 2018, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.

Note 17 Stockholders’ Equity
Repurchase of Common Stock
In July 2015, our Board of Directors authorized a repurchase program of up to $1.5 billion of the Company’s common stock, reflecting its commitment to return value to shareholders. The repurchase program had no expiration date and replaced the previously authorized program, which was terminated. Refer to Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for further information.
In March 2017, our Board of Directors authorized an increase to the existing share repurchase program by up to an additional $1.5 billion of the Company’s common stock. Additionally, in May 2018, the Board of Directors reset the share repurchase program authorization to $1.0 billion. This new program has no expiration date and replaces the previous authorizations.
During the three and six months ended June 30, 2018, we repurchased 1,780,578 and 10,575,532 shares, for approximately $77.1 million and $481.6 million, respectively. These repurchases were made under privately negotiated, accelerated share repurchase activity or open market transactions in accordance with Rule 10b5-1 of the Securities Act of 1933, as amended and pursuant to the share repurchase program previously authorized by our Board of Directors.

During the three and six months ended June 30, 2018, share repurchases under open market transactions were 1,780,578 and 9,355,896 shares, for approximately $77.1 million and $401.6 million with an average share price of $43.29 and $42.93, respectively.
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
Dividends

On May 17, 2018, our Board of Directors declared a quarterly cash dividend of $0.16 per common share, or $25.7 million, which was paid on June 15, 2018, to stockholders of record at the close of business on June 1, 2018.
On July 13, 2018, our Board of Directors declared a quarterly cash dividend of $0.16 per common share, which will be paid on September 21, 2018, to stockholders of record at the close of business on September 7, 2018.
The dividends paid in the six months ended June 30, 2018 were recorded as a reduction to cash and cash equivalents and retained earnings on our Condensed Consolidated Balance Sheets. Our credit facility and our notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Statements of Operations. There is no guarantee that our Board of Directors will declare any further dividends.
Share-based Compensation

Under the 2014 Omnibus Incentive Plan (“Omnibus Incentive Plan”), the maximum number of shares of Common Stock authorized was 4,250,000, plus total shares available to be issued as of May 22, 2014 under the 2002 Directors Stock Plan and the 2005 Contingent Stock Plan. In 2018, the Board of Directors adopted, and its shareholders approved an amendment and restatement to the 2014 Omnibus Incentive Plan. The amended plan adds 2,199,114 shares of common stock to the share pool previously available under the Omnibus Incentive Plan.
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
The table below shows our total share-based incentive compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Total share-based incentive compensation expense(1)	$7.1	$11.0	$14.6	$19.1

(1)
The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock or the expense or income related to certain cash-based awards, however, the amounts include the expense related to share based awards that are settled in cash.

PSU Awards
During the first 90 days of each year, the Organization and Compensation (“O&C”) Committee of our Board of Directors approves PSU awards for our executive officers and other selected key executives, which include for each officer or executive a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the three-year performance period. Following the end of the performance period, in addition to shares, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. Each PSU is subject to forfeiture if the recipient terminates employment with the Company prior to the end of the three years award performance period for any reason other than death, disability or retirement. In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant’s number of days of service during the award performance period, further adjusted based on the achievement of the performance goals during the award performance period. All of these PSUs are classified as equity in the Condensed Consolidated Balance Sheets.
2018 Three-year PSU Awards
In 2018, the O&C Committee approved awards with a three-year performance period beginning January 1, 2018 to December 31, 2020 for certain executives. The O&C Committee established performance goals, which are (i) total shareholder return (TSR) weighted at 34%, (ii) 2020 consolidated adjusted EBITDA margin weighted at 33%, and (iii) Net Sales Compound Average Growth Rate in 2020 based on 2017 Net Sales weighted at 33%. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares.
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

2015 Three-year PSU Awards
In 2018, the O&C Committee reviewed the performance results for the 2015-2017 PSUs. Performance goals for these PSUs were based on Adjusted EBITDA margins and relative TSR. Based on overall performance for 2015-2017 PSUs, these awards paid out at 73.3% of target or 129,139 units.
2014 Special PSU Awards
In 2018, the O&C Committee reviewed the performance results for the second tranche of the 2014 Special PSUs. The performance goal for the Special PSUs was based on working capital as a percentage of 2017 Net Trade Sales. The overall performance for Special PSUs was above maximum achievement levels and as a result these awards paid out at 658,783 share-settled units.
Note 18 Accumulated Other Comprehensive Income (Loss)

The following table provides details of comprehensive income (loss) for the six months ended June 30, 2018 and 2017:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Gains (Losses) on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Income (Loss), Net of Taxes
Balance at December 31, 2016	$(276.7)	$(701.9)	$21.0	$8.5	$(949.1)
Other comprehensive income (loss) before reclassifications	1.8	73.8	(44.4)	(5.4)	25.8
Less: amounts reclassified from accumulated other comprehensive income	3.5	—	—	(0.8)	2.7
Net current period other comprehensive income (loss)	5.3	73.8	(44.4)	(6.2)	28.5
Balance at June 30, 2017(1)	$(271.4)	$(628.1)	$(23.4)	$2.3	$(920.6)

Balance at December 31, 2017	$(103.4)	$(694.4)	$(46.8)	$(0.3)	$(844.9)
Other comprehensive income (loss) before reclassifications	0.1	(28.7)	11.2	1.2	(16.2)
Less: amounts reclassified from accumulated other comprehensive income	1.0	—	—	1.3	2.3
Net current period other comprehensive income (loss)	1.1	(28.7)	11.2	2.5	(13.9)
Balance at June 30, 2018(1)	$(102.3)	$(723.1)	$(35.6)	$2.2	$(858.8)

(1)
The ending balance in AOCI includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $69.9 million and $(23.3) million as of June 30, 2018 and 2017, respectively.

The following table provides detail of amounts reclassified from accumulated other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018(1)	2017(1)	2018(1)	2017(1)	Location of Amount Reclassified from AOCI
Defined benefit pension plans and other post-employment benefits:
Prior service costs	$0.1	$0.4	$0.2	$0.9	(2)
Actuarial losses	(0.7)	(2.7)	(1.6)	(5.5)	(2)
Total pre-tax amount	(0.6)	(2.3)	(1.4)	(4.6)
Tax benefit	0.2	0.5	0.4	1.1
Net of tax	(0.4)	(1.8)	(1.0)	(3.5)
Net (losses) gains on cash flow hedging derivatives:
Foreign currency forward contracts	(1.2)	1.3	(1.8)	1.9	(3) Other expense, net
Interest rate and currency swaps	—	2.7	—	(1.1)	(3)
Treasury locks	0.1	—	0.1	0.1	(3) Interest expense, net
Total pre-tax amount	(1.1)	4.0	(1.7)	0.9
Tax benefit (expense)	0.3	(1.4)	0.4	(0.1)
Net of tax	(0.8)	2.6	(1.3)	0.8
Total reclassifications for the period	$(1.2)	$0.8	$(2.3)	$(2.7)

(1)	Amounts in parenthesis indicate changes to earnings (loss).

(2)
These accumulated other comprehensive components are included in the computation of net periodic benefit costs within cost of sales and selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations.

(3)
These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 12, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements for additional details.

Note 19 Other Income (Expense), net
The following table provides details of other income (expense), net:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net foreign exchange transaction loss	$(2.0)	$(3.5)	$(13.7)	$(7.5)
Bank fee expense	(1.4)	(1.4)	(2.4)	(3.2)
Net gain (loss) on disposals of business and property and equipment	0.1	(0.1)	0.6	2.2
Pension income other than service costs	2.7	0.6	5.2	1.4
Other, net	1.7	(0.9)	(0.6)	—
Other income (expense), net	$1.1	$(5.3)	$(10.9)	$(7.1)

Note 20 Net Earnings (Loss) Per Common Share
The following table shows the calculation of basic and diluted net earnings (loss) per common share under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Basic Net Earnings (Loss) Per Common Share:
Numerator:
Net earnings (loss)	$114.4	$104.1	$(86.2)	$61.0
Distributed and allocated undistributed net earnings to unvested restricted stockholders	(0.6)	(0.6)	(0.3)	(0.2)
Distributed and allocated undistributed net earnings (loss)	113.8	103.5	(86.5)	60.8
Distributed net earnings - dividends paid to common stockholders	(25.5)	(30.4)	(51.9)	(61.4)
Allocation of undistributed net earnings (loss) to common stockholders	$88.3	$73.1	$(138.4)	$(0.6)
Denominator:
Weighted average number of common shares outstanding - basic	159.7	192.5	162.5	192.9
Basic net earnings per common share:
Distributed net earnings	$0.16	$0.16	$0.32	$0.32
Allocated undistributed net earnings (loss) to common stockholders	0.55	0.37	(0.85)	(0.01)
Basic net earnings (loss) per common share	$0.71	$0.53	$(0.53)	$0.31
Diluted Net Earnings (Loss) Per Common Share:
Numerator:
Distributed and allocated undistributed net earnings (loss)	$113.8	$103.5	$(86.5)	$60.8
Add: Allocated undistributed net earnings to unvested restricted stockholders	0.4	0.4	—	—
Less: Undistributed net earnings reallocated to unvested restricted stockholders	(0.4)	(0.4)	—	—
Net earnings (loss) available to common stockholders - diluted	$113.8	$103.5	$(86.5)	$60.8
Denominator:
Weighted average number of common shares outstanding - basic	159.7	192.5	162.5	192.9
Effect of contingently issuable shares	0.1	0.7	—	0.7
Effect of unvested restricted stock units	0.4	1.0	—	1.0
Weighted average number of common shares outstanding - diluted under two-class	160.2	194.2	162.5	194.6
Effect of unvested restricted stock - participating security	0.4	0.6	—	0.7
Weighted average number of common shares outstanding - diluted under treasury stock	160.6	194.8	162.5	195.3
Diluted net earnings (loss) per common share	$0.71	$0.52	$(0.53)	$0.30

Note 21 Subsequent Events

On August 1, 2018, Sealed Air acquired AFP, Inc., a leading, privately held fabricator of foam, corrugated, molded pulp and wood packaging solutions. This acquisition expands Sealed Air’s protective packaging solutions in the electronics, transportation and industrial markets with custom-engineered applications. AFP generated $125 million in net sales in 2017 and operates six facilities across the U.S. with further presence in Asia and Mexico.

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

Highlights of Financial Performance
Below are the highlights of our financial performance for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions, except per share amounts)	2018	2017	Change	2018	2017	Change
Net sales	$1,155.2	$1,070.3	7.9%	$2,286.2	$2,102.5	8.7%
Gross profit	$363.5	$343.5	5.8%	737.5	$678.9	8.6%
As a % of net sales	31.5%	32.1%		32.3%	32.3%
Operating profit	$160.2	$138.4	15.8%	$327.7	$269.5	21.6%
As a % of net sales	13.9%	12.9%		14.3%	12.8%
Net earnings (loss) from continuing operations	$83.3	$29.0	#	$(124.7)	$(24.7)	#
Gain on sale of discontinued operations, net of tax	31.1	—	#	38.5	—	#
Net earnings from discontinued operations, net of tax	—	75.1	#	—	85.7	#
Net earnings (loss)	$114.4	$104.1	9.9%	$(86.2)	$61.0	#
Basic:
Continuing operations	$0.52	$0.14	#	$(0.77)	$(0.13)	#
Discontinued operations	0.19	0.39	(51.3)%	0.24	0.44	(45.5)%
Net earnings (loss) per common share - basic	$0.71	$0.53	34.0%	$(0.53)	$0.31	#
Diluted:
Continuing operations	$0.52	$0.14	#	$(0.77)	$(0.13)	#
Discontinued operations	0.19	0.38	(50.0)%	0.24	0.43	(44.2)%
Net earnings (loss) per common share - diluted	$0.71	$0.52	36.5%	$(0.53)	$0.30	#
Weighted average numbers of common shares outstanding:
Basic	159.7	192.5		162.5	192.9
Diluted	160.6	194.8		162.5	195.3
Non-U.S. GAAP Adjusted EBITDA from continuing operations(1)	$217.5	$196.3	10.8%	$422.3	$378.2	11.7%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$0.64	$0.34	88.2%	$1.15	$0.78	47.4%

#	Denotes a variance greater than or equal to 100%, or not meaningful.

(1)
See Note 5, “Segments,” of the Notes to Condensed Consolidated Financial Statements for a reconciliation of net earnings (loss) from continuing operations to Non-U.S. GAAP Adjusted EBITDA from continuing operations.

(2)	See “Diluted Net Earnings per Common Share” for a reconciliation of our EPS from continuing operations to our non-U.S. GAAP adjusted EPS from continuing operations.

Diluted Net Earnings (Loss) per Common Share
The following table presents a reconciliation of our EPS from continuing operations to non-U.S. GAAP adjusted EPS from continuing operations.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
U.S. GAAP net earnings (loss) and diluted EPS from continuing operations(1)	$83.3	$0.52	$29.0	$0.14	$(124.7)	$(0.77)	$(24.7)	$(0.13)
Special Items(2)	19.1	0.12	39.5	0.20	312.5	1.92	177.9	0.91
Non-U.S. GAAP adjusted net earnings and adjusted diluted EPS from continuing operations	$102.4	$0.64	$68.5	$0.34	$187.8	$1.15	$153.2	$0.78
Weighted average number of common shares outstanding - Diluted		160.6		194.8		162.5		195.3

(1)	Net earnings per common share are calculated under the two-class method.

(2)	Special items include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2018	2017	2018	2017
Special Items:
Restructuring and other charges	$(7.1)	$(1.1)	$(15.7)	$(3.0)
Other restructuring associated costs	0.4	(5.9)	(1.8)	(9.8)
Loss on debt redemption	(0.4)	—	(0.4)	—
(Loss) gain on acquisition and divestiture activity	(1.2)	(0.4)	(5.2)	1.9
Charges incurred due to the sale of Diversey	(5.8)	(17.8)	(12.6)	(33.9)
(Loss) gain from class-action litigation settlement	(0.1)	—	12.6	—
Other Special Items(1)	(1.3)	(1.6)	(1.5)	2.6
Pre-tax impact of Special Items	(15.5)	(26.8)	(24.6)	(42.2)
Tax impact of Special Items and Tax Special Items(2)	(3.6)	(12.7)	(287.9)	(135.7)
Net impact of Special Items	$(19.1)	$(39.5)	$(312.5)	$(177.9)
Weighted average number of common shares outstanding - Diluted	160.6	194.8	162.5	195.3
Loss per share impact from Special Items	$(0.12)	$(0.20)	$(1.92)	$(0.91)

(i)
Other Special Items for the three months ended June 30, 2017 primarily included expense related to the recovered wage tax reserve as well as legal fees associated with restructuring and acquisitions. Other Special Items for the six months ended June 30, 2017, primarily included a recovered wage tax as the result of a court ruling partially offset by legal fees associated with restructuring and acquisitions.

(ii)	Refer to Note 1 to the table below for a description of Special Items related to tax.
Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
U.S. GAAP Earnings before income tax provision from continuing operations	$116.8	$85.4	$230.3	$168.1
Pre-tax impact of Special Items	15.5	26.8	24.6	42.2
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$132.3	$112.2	$254.9	$210.3

U.S. GAAP Income tax provision from continuing operations	$33.5	$56.4	$355.0	$192.8
Tax Special Items(1)	(6.7)	(21.6)	(293.9)	(149.9)
Tax impact of Special Items	3.1	8.9	6.0	14.2
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$29.9	$43.7	$67.1	$57.1

U.S. GAAP Effective income tax rate	28.7%	66.0%	154.1%	114.7%
Non-U.S. GAAP Adjusted income tax rate	22.6%	38.9%	26.3%	27.2%

(1)
For the six months ended June 30, 2018, the Tax Special Items included $290 million of provisional tax expense for one-time tax on unrepatriated foreign earnings pursuant to the TCJA. For the three and six months ended June 30, 2017, the special tax items included $18 million and $145 million of tax expense, respectively, recorded in accordance with the sale of Diversey. Refer to Note 15, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements for additional information.

Foreign Currency Translation Impact on Condensed Consolidated Financial Results
Since we are a U.S.-domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. Historically, the most significant currencies that have impacted the translation of our Condensed Consolidated Financial Results are the euro, Australian dollar, British pound, Mexican peso, New Zealand dollar, Argentine peso and Brazilian real.
The following table presents the approximate favorable or (unfavorable) impact foreign currency translation had on some of our Condensed Consolidated Financial Results from continuing operations:

(In millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net sales	$7.5	$43.2
Cost of sales	(5.3)	(29.9)
Selling, general and administrative expenses	(1.8)	(7.8)
Net earnings	0.2	3.3
Adjusted EBITDA	1.9	7.7

Net Sales by Geographic Region

The following tables present the components of the change in net sales by geographic region for the three and six months ended June 30, 2018 compared with 2017. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

	Three Months Ended June 30,
(In millions)	North America		EMEA		Latin America		APAC		Total
2017 Net Sales	$591.1	55.2%	$238.3	22.3%	$96.1	9.0%	$144.8	13.5%	$1,070.3
Volume - Units	(9.5)	(1.6)%	5.3	2.2%	11.1	11.6%	7.2	5.0%	14.1	1.3%
Price/mix(1)	28.1	4.8%	4.4	1.8%	7.0	7.3%	0.2	0.1%	39.7	3.7%
Acquisition	2.1	0.4%	—	—%	0.5	0.5%	21.0	14.5%	23.6	2.2%
Total constant dollar change (Non-U.S. GAAP)	20.7	3.6%	9.7	4.0%	18.6	19.4%	28.4	19.6%	77.4	7.2%
Foreign currency translation	1.6	0.3%	14.0	5.9%	(11.9)	(12.4)%	3.8	2.6%	7.5	0.7%
Total change (U.S. GAAP)	22.3	3.9%	23.7	9.9%	6.7	7.0%	32.2	22.2%	84.9	7.9%

2018 Net Sales	$613.4	53.1%	$262.0	22.7%	$102.8	8.9%	$177.0	15.3%	$1,155.2

	Six Months Ended June 30,
(In millions)	North America		EMEA		Latin America		APAC		Total
2017 Net Sales	$1,154.7	54.9%	$458.8	21.8%	$192.8	9.2%	$296.2	14.1%	$2,102.5
Volume - Units	3.7	0.3%	10.8	2.4%	17.7	9.2%	6.1	2.1%	38.3	1.8%
Price/mix(1)	43.7	3.8%	6.9	1.5%	7.6	3.9%	(0.8)	(0.3)%	57.4	2.7%
Acquisitions	3.8	0.3%	—	—%	0.9	0.5%	40.1	13.5%	44.8	2.1%
Total constant dollar change (Non-U.S. GAAP)	51.2	4.4%	17.7	3.9%	26.2	13.6%	45.4	15.3%	140.5	6.6%
Foreign currency translation	3.1	0.3%	43.2	9.4%	(13.2)	(6.8)%	10.1	3.4%	43.2	2.1%
Total change (U.S. GAAP)	54.3	4.7%	60.9	13.3%	13.0	6.8%	55.5	18.7%	183.7	8.7%

2018 Net Sales	$1,209.0	52.9%	$519.7	22.7%	$205.8	9.0%	$351.7	15.4%	$2,286.2

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

Net Sales by Segment
The following tables present the components of change in net sales by reportable segment for the three and six months ended June 30, 2018 compared with 2017. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

	Three Months Ended June 30,
(In millions)	Food Care		Product Care		Total Company
2017 Net Sales	$679.5	63.5%	$390.8	36.5%	$1,070.3
Volume - Units	13.1	1.9%	1.0	0.3%	14.1	1.3%
Price/mix(1)	20.4	3.0%	19.3	4.9%	39.7	3.7%
Acquisition	—	—%	23.6	6.0%	23.6	2.2%
Total constant dollar change (Non-U.S. GAAP)	33.5	4.9%	43.9	11.2%	77.4	7.2%
Foreign currency translation	—	—%	7.5	1.9%	7.5	0.7%
Total change (U.S. GAAP)	33.5	4.9%	51.4	13.1%	84.9	7.9%

2018 Net Sales	$713.0	61.7%	$442.2	38.3%	$1,155.2

	Six Months Ended June 30,
(In millions)	Food Care		Product Care		Total Company
2017 Net Sales	$1,335.1	63.5%	$767.4	36.5%	$2,102.5
Volume - Units	26.0	1.9%	12.3	1.6%	38.3	1.8%
Price/mix(1)	27.9	2.1%	29.5	3.8%	57.4	2.7%
Acquisitions	—	—%	44.8	5.8%	44.8	2.1%
Total constant dollar change (Non-U.S.GAAP)	53.9	4.0%	86.6	11.2%	140.5	6.6%
Foreign currency translation	20.3	1.5%	22.9	3.0%	43.2	2.1%
Total change (U.S. GAAP)	74.2	5.5%	109.5	14.2%	183.7	8.7%

2018 Net Sales	$1,409.3	61.6%	$876.9	38.4%	$2,286.2

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

Food Care
Three Months Ended June 30, 2018 Compared With the Same Period of 2017
As reported, net sales increased $34 million, or 5% in 2018 compared with 2017. Currency did not have an impact on net sales. The 5% increase in 2018 compared with 2017 was primarily due to the following:

•	favorable price/mix of $20 million, primarily in North America; and

•	higher unit volumes of $18 million, with increases in Latin America, APAC and EMEA.
This was partially offset by:

•	lower unit volumes of $5 million in North America due to equipment sales.

Six Months Ended June 30, 2018 Compared With the Same Period of 2017
As reported, net sales increased $74 million, or 6%, in 2018 compared to 2017. On a constant dollar basis, net sales increased $54 million, or 4%, in 2018 compared with 2017 primarily due to the following:

•	favorable price/mix of $28 million, primarily in North America; and

•	higher unit volumes of $26 million across all regions. Increases were primarily in Latin America, EMEA and APAC.

Product Care
Three Months Ended June 30, 2018 Compared With the Same Period of 2017
As reported, net sales increased $51 million, or 13%, in 2018 as compared to 2017. On a constant dollar basis, net sales increased $44 million, or 11%, in 2018 compared with 2017 primarily due to the following:

•	$24 million related to an increase in sales due to the acquisition of Fagerdala;

•	favorable price/mix of $19 million, primarily in North America; and

•	higher unit volumes of $6 million, primarily in EMEA.
This was partially offset by:

•	lower unit volumes of $5 million in North America.
Six Months Ended June 30, 2018 Compared With the Same Period of 2017
As reported, net sales increased $110 million, or 14%, in 2018 as compared to 2017. On a constant dollar basis, net sales increased $87 million, or 11%, in 2018 compared with 2017 primarily due to the following:

•	$45 million related to an increase in sales due to the acquisition of Fagerdala;

•	favorable price/mix of $30 million, primarily in North America; and

•	higher unit volumes of $12 million, across all regions however primarily in EMEA.

Cost of Sales
Cost of sales for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2018	2017	Change	2018	2017	Change
Net sales	$1,155.2	$1,070.3	7.9%	$2,286.2	$2,102.5	8.7%
Cost of sales	791.7	726.8	8.9%	1,548.7	1,423.6	8.8%
As a % of net sales	68.5%	67.9%		67.7%	67.7%

Three Months Ended June 30, 2018 Compared With the Same Period of 2017
As reported, cost of sales increased by $65 million, or 9%, in 2018 as compared to 2017. Cost of sales was impacted by unfavorable foreign currency translation of $5 million. On a constant dollar basis, cost of sales increased $60 million, or 8%, primarily due to higher raw material costs on increased sales volumes, freight costs and operational investments to support growth.
Six Months Ended June 30, 2018 Compared With the Same Period of 2017

As reported, cost of sales increased by $125 million, or 9%, in 2018 as compared to 2017. Cost of sales was impacted by unfavorable foreign currency translation of $30 million. On a constant dollar basis, cost of sales increased $95 million, or 7%, primarily due to higher raw material costs on increased sales volumes, freight costs and operational investments to support growth.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (SG&A) for the three and six months ended June 30, 2018 and 2017 are included in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2018	2017	Change	2018	2017	Change
Selling, general and administrative expenses	$192.8	$202.9	(5.0)%	$386.8	$400.3	(3.4)%
As a % of net sales	16.7%	19.0%		16.9%	19.0%

Three Months Ended June 30, 2018 Compared With the Same Period of 2017
As reported, SG&A expenses decreased by $10 million, or 5%, in 2018 as compared to 2017. SG&A expenses were impacted by unfavorable foreign currency translation of $2 million. On a constant dollar basis, SG&A expenses decreased $12 million, or 6%. This is primarily driven by higher costs in the prior year due to the sale of Diversey as well as reduction actions to address stranded costs.

Six Months Ended June 30, 2018 Compared With the Same Period of 2017

As reported, SG&A expenses decreased by $14 million, or 3%, in 2018 as compared to 2017. SG&A expenses were impacted by unfavorable foreign currency translation of $8 million. On a constant dollar basis, SG&A expenses decreased $21 million, or 5%. This is primarily driven by higher costs in the prior year due to the sale of Diversey as well as reduction actions to address stranded costs.

Amortization Expense of Intangible Assets Acquired
Amortization expense of intangible assets acquired for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2018	2017	Change	2018	2017	Change
Amortization expense of intangible assets acquired	$3.4	$1.1	209.1%	$7.3	$6.1	19.7%
As a % of net sales	0.3%	0.1%		0.3%	0.3%

The increase in amortization expense of intangibles for the three and six months ended June 30, 2018 was primarily related to the acquisition of Fagerdala and the prior year including assets which were separated as a part of the sale of Diversey.

Restructuring Activities
See Note 10, “Restructuring Activities,” of the Notes to Condensed Consolidated Financial Statements for additional details regarding each of the Company’s restructuring programs discussed below, restructuring plan’s accrual, spending and other activity for the three and six months ended June 30, 2018.
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
The Program is estimated to generate incremental cost savings of $130 million to $150 million per annum (which includes approximately $90 million related to Sealed Air's continuing operations) by the end of 2020, compared with the savings run rate achieved by the end of 2015. To date, Sealed Air has recognized $54 million of savings included in continuing operations. The Company expects to achieve $30 million of savings in continuing operations in 2018.
For the three and six months ended June 30, 2018, the Program generated cost savings of $10 million and $20 million, respectively, primarily in selling, general and administration expenses.
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
Interest expense, net for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2018	2017	Change	2018	2017	Change
Interest expense on our various debt instruments:
Term Loan A due July 2017	$—	$1.6	$(1.6)	$—	$3.1	$(3.1)
Term Loan A due July 2019 (October 2016 prior to refinance)	2.4	5.7	(3.3)	4.7	10.9	(6.2)
Revolving credit facility due July 2019 (October 2016 prior to refinance)	0.6	0.6	—	1.2	1.2	—
6.50% Senior Notes due December 2020	7.0	7.0	—	14.0	13.9	0.1
4.875% Senior Notes due December 2022	5.3	5.3	—	10.7	10.7	—
5.25% Senior Notes due April 2023	5.7	5.7	—	11.5	11.5	—
4.50% Senior Notes due September 2023	5.4	5.1	0.3	11.1	10.0	1.1
5.125% Senior Notes due December 2024	5.6	5.5	0.1	11.2	11.1	0.1
5.50% Senior Notes due September 2025	5.6	5.5	0.1	11.2	11.1	0.1
6.875% Senior Notes due July 2033	7.7	7.7	—	15.5	15.5	—
Other interest expense	4.6	1.2	3.4	8.7	3.7	5.0
Less: capitalized interest	(1.5)	—	(1.5)	(3.7)	(3.0)	(0.7)
Less: interest income	(3.9)	(3.2)	(0.7)	(9.6)	(5.4)	(4.2)
Total	$44.5	$47.7	$(3.2)	$86.5	$94.3	$(7.8)

Other Expense, Net
See Note 19, “Other Expense, net,” of the Notes to Condensed Consolidated Financial Statements for the components and discussion of other expense, net.
Income Taxes
Our effective income tax rate for the three and six months ended June 30, 2018 was 28.7% and 154.1%, respectively. The difference between the Company’s effective income tax rate and the U.S. statutory rate of 21% relates to the provisional amount for Transition Tax associated with the TCJA, non-deductible expenses, state income taxes, and the effect of the global intangible low-taxed income (“GILTI”) provision enacted as part of the TCJA. Tax expense reflects $290 million of discrete expense for the provisional tax estimate under SAB 118 related to the one-time mandatory tax on previously deferred foreign earnings of U.S subsidiaries under TCJA. The 2018 effective tax rate includes the benefit of a lower U.S. corporate income tax rate of 21% partially offset by a new minimum tax on certain non-U.S. earnings.
The Company expects its effective tax rate related to continuing operations for the remainder of 2018 to be approximately 29% based on its projected mix of earnings, although the actual effective tax rate could vary from the anticipated rate as a result of many factors, including but not limited to the following:

•	The actual mix of earnings by jurisdiction could fluctuate from the Company’s projection;

•
The tax effects of other discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations, which are reflected in the period in which they occur; and

•	Any future legislative changes or potential tax reform, the impact of future regulations and guidance implementing the TCJA and any related additional tax planning efforts to address these changes.

As a result of the uncertainty in predicting these items, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods.
Our effective income tax rate for the three and six months ended June 30, 2017 was 66.0% and 114.7%, respectively. The rate is greater than the statutory rate primarily due to $18 million of tax expense related to the sale of Diversey and a tax expense related to a settlement of a foreign position of $3 million.

Our effective income tax rate depends upon the realization of our net deferred tax assets. We have deferred tax assets related to accruals not yet deductible for tax purposes, state and foreign net operating loss carryforwards and investment tax allowances, employee benefit items, and other items.
The Internal Revenue Service (the “Service”) is currently auditing the 2011-2014 consolidated U.S. federal income tax returns of the Company. Included in the audit of the 2014 return is the examination by the Service with respect to the Settlement deduction and the related carryback to tax years 2004-2012. The outcome of the examination may require us to return a portion of the refund.
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
There was a negligible change in our valuation allowances for the six months ended June 30, 2018.
We reported a net decrease in unrecognized tax benefits in the three months ended June 30, 2018 of $11 million primarily related to statute of limitations lapses in foreign jurisdictions. Interest and penalties on tax assessments are included in income tax expense.
Net Earnings (Loss) from Continuing Operations
Net earnings (loss) for the three and six months ended June 30, 2018 and 2017 are included in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2018	2017	Change	2018	2017	Change
Net earnings (loss) from continuing operations	$83.3	$29.0	187.2%	$(124.7)	$(24.7)	404.9%
Three Months Ended June 30, 2018 Compared With the Same Period of 2017
For the three months ended June 30, 2018, net earnings was unfavorably impacted by $19 million of special items. Special items were primarily related to restructuring and other restructuring associated costs of $7 million ($6 million, net of taxes), charges related to the sale of Diversey of $6 million ($5 million, net of taxes) and losses related to acquisition and divestiture activities of $1 million ($1 million net of taxes).
For the three months ended June 30, 2017, net earnings was unfavorably impacted by $40 million of special items, including $18 million of tax expense recorded related to the pending sale of Diversey. In addition, net income was unfavorably impacted by special items expenses primarily related to charges related to the sale of Diversey of $18 million ($11 million net of taxes) and restructuring and other restructuring associated costs of $7 million ($6 million, net of taxes).
Six Months Ended June 30, 2018 Compared With the Same Period of 2017
For the six months ended June 30, 2018, net loss was unfavorably impacted by $313 million of special items, including $290 million of provisional tax expense for one-time tax on unrepatriated foreign earnings pursuant to the TCJA. In addition, net loss was unfavorably impacted by special items expenses primarily related to restructuring and other restructuring associated costs of $18 million ($14 million, net of taxes), charges related to the sale of Diversey of $13 million ($10 million net of taxes) and losses related to acquisition and divestiture activities of $5 million ($4 million net of taxes), partially offset by gain on class-action litigation proceeds of $13 million ($10 million net of taxes).

For the six months ended June 30, 2017, net loss was unfavorably impacted by $178 million of special items, including $145 million of tax expense recorded related to the pending sale of Diversey. In addition, net loss was unfavorably impacted by special items expenses primarily related to charges related to the sale of Diversey of $34 million ($22 million net of taxes) and restructuring and other restructuring associated costs of $13 million ($10 million, net of taxes).

Net Earnings from Discontinued Operations
See Note 4, “Discontinued Operations, Divestitures and Acquisitions,” of the Notes to Condensed Consolidated Financial Statements for the components and discussion of net earnings from discontinued operations.
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
See Note 5, “Segments,” of the Notes to Condensed Consolidated Financial Statements for the reconciliation of Non-U.S. GAAP Adjusted EBITDA to U.S. GAAP net earnings (loss) from continuing operations and other segment details.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2018	2017	Change	2018	2017	Change
Food Care	$135.4	$131.8	2.7%	$270.1	$253.8	6.4%
Adjusted EBITDA Margin	19.0%	19.4%		19.2%	19.0%
Product Care	78.5	69.4	13.1%	156.9	132.7	18.2%
Adjusted EBITDA Margin	17.8%	17.8%		17.9%	17.3%
Corporate	3.6	(4.9)	(173.5)%	(4.7)	(8.3)	(43.4)%
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$217.5	$196.3	10.8%	$422.3	$378.2	11.7%
Adjusted EBITDA Margin	18.8%	18.3%		18.5%	18.0%
The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment in the three and six months ended June 30, 2018 as compared with the prior period.
Food Care
Three Months Ended June 30, 2018 Compared With the Same Period of 2017
On a reported basis, Adjusted EBITDA increased $4 million in 2018 as compared to the same period in 2017. Adjusted EBITDA was impacted by unfavorable foreign currency translation of less than $1 million. On a constant dollar basis, Adjusted EBITDA increased $4 million, or 3%, in 2018 compared with the same period in 2017 primarily due to the impact of:

•	favorable mix and price/cost spread of $9 million;

•	restructuring savings of $7 million; and

•	positive volume trends of $4 million.
These were partially offset by:

•	higher operating costs of $12 million including investments to support business growth; and

•	an increase in salary and wage inflation of $4 million.
Six Months Ended June 30, 2018 Compared With the Same Period of 2017
On a reported basis, Adjusted EBITDA increased $16 million in 2018 as compared to the same period in 2017. Adjusted EBITDA was impacted by favorable foreign currency translation of $2 million. On a constant dollar basis, Adjusted EBITDA increased $14 million, or 5%, in 2018 compared with the same period in 2017 primarily due to the impact of:

•	$13 million of restructuring savings;

•	positive volume trends of $10 million; and

•	favorable mix and price/cost spread of $6 million.
These were partially offset by:

•	higher non-material manufacturing costs and direct costs of $15 million, including investments to support business growth and salary and wage inflation.
Product Care
Three Months Ended June 30, 2018 Compared With the Same Period of 2017
On a reported basis, Adjusted EBITDA increased $9 million in 2018 as compared to the same period in 2017. Adjusted EBITDA was impacted by favorable foreign currency translation of $2 million. On a constant dollar basis, Adjusted EBITDA increased $8 million, or 11%, in 2018 compared with the same period in 2017 primarily as a result of:

•	favorable mix and price/cost spread of $11 million; and

•	restructuring savings of $4 million.
These were partially offset by:

•	higher costs of $7 million primarily driven by investments to support business growth offset by income from the acquisition of Fagerdala.
Six Months Ended June 30, 2018 Compared With the Same Period of 2017
On a reported basis, Adjusted EBITDA increased $24 million in 2018 as compared to the same period in 2017. Adjusted EBITDA was impacted by favorable foreign currency translation of $5 million. On a constant dollar basis, Adjusted EBITDA increased $19 million, or 15%, in 2018 compared with the same period in 2017 primarily as a result of:

•	favorable price/cost spread of $8 million;

•	$7 million of restructuring savings; and

•	positive volume trends of $5 million.
This was partially offset by:

•	higher costs of $1 million primarily driven by investments to support business growth partially offset by income from the acquisition of Fagerdala.
Corporate
Three Months Ended June 30, 2018 Compared With the Same Period of 2017

The decrease in Corporate expenses by $9 million on an as reported basis and $7 million on a constant dollar basis in the three months ended June 30, 2018 compared to the same period in 2017 was driven by foreign currency gains and income from defined benefit pension plans.

Six Months Ended June 30, 2018 Compared With the Same Period of 2017

Corporate expenses decreased by $4 million on an as reported basis and $3 million on a constant dollar basis in the six months ended June 30, 2018 as compared with the same period in 2017. This was primarily driven by income from defined benefit pension plans compared to the prior year.

Reconciliation of U.S. GAAP Net Earnings (Loss) from Continuing Operations to Non-U.S. GAAP Total Company Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net earnings (loss) from continuing operations	$83.3	$29.0	$(124.7)	$(24.7)
Interest expense, net	(44.5)	(47.7)	(86.5)	(94.3)
Income tax provision	33.5	56.4	355.0	192.8
Depreciation and amortization(1)	(40.8)	(36.4)	(81.2)	(73.6)
Depreciation and amortization adjustments	0.1	—	0.3	—
Special Items:
Restructuring and other charges(2)	(7.1)	(1.1)	(15.7)	(3.0)
Other restructuring associated costs	0.4	(5.9)	(1.8)	(9.8)
Loss on debt redemption	(0.4)	—	(0.4)	—
(Loss) gain on acquisition and divestiture activity	(1.2)	(0.4)	(5.2)	1.9
Charges incurred due to the sale of Diversey	(5.8)	(17.8)	(12.6)	(33.9)
(Loss) gain from class-action litigation settlement	(0.1)	—	12.6	—
Other Special Items(3)	(1.3)	(1.6)	(1.5)	2.6
Pre-tax impact of Special Items	(15.5)	(26.8)	(24.6)	(42.2)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$217.5	$196.3	$422.3	$378.2

(1)	Depreciation and amortization by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Food Care	$27.2	$25.8	$54.1	$50.5
Product Care	13.6	10.6	27.1	23.1
Total Company depreciation and amortization(i)	$40.8	$36.4	$81.2	$73.6

(i)
Includes share-based incentive compensation of $8 million and $15 million for the three and six months ended June 30, 2018, respectively, and $11 million and $19 million for three and six months ended June 30, 2017, respectively.

(2)	Restructuring and other charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Food Care	$1.5	$0.7	$6.1	$1.9
Product Care	5.6	0.4	9.6	1.1
Total Company restructuring and other charges	$7.1	$1.1	$15.7	$3.0

(3)
Other Special Items for the three months ended June 30, 2017 primarily included expense related to the recovered wage tax reserve as well as legal fees associated with restructuring and acquisitions. Other Special Items for the six months ended June 30, 2017, primarily included a recovered wage tax as the result of a court ruling partially offset by legal fees associated with restructuring and acquisitions.

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
As of June 30, 2018, we had cash and cash equivalents of $180 million, of which approximately $135 million, or 75%, was located outside of the U.S. As of June 30, 2018, we did not have any cash trapped outside of the U.S. Our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that in the near term cash located outside of the U.S. will be needed to satisfy its obligations, dividends and other demands for cash in the U.S.
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

(In millions)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$180.1	$594.0

See “Analysis of Historical Cash Flows” below.
Accounts Receivable Securitization Programs
At June 30, 2018 we had $147 million available to us under the U.S. and European programs of which we had $62 million amounts outstanding under the European program. At December 31, 2017, we had $156 million available to us under the programs of which we had no amounts outstanding. See Note 9, “Accounts Receivable Securitization Programs,” of the Notes to Condensed Consolidated Financial Statements for information concerning these programs.
Lines of Credit
On July 12, 2018, we executed an amendment to the Amended Credit Facility. We refinanced the revolving credit with a revolving credit facility of $1.0 billion (including revolving facilities available in U.S. dollars, euros, pounds sterling, Canadian dollars, Australian dollars, Japanese yen, New Zealand dollars and Mexican pesos). The expiration date was extended to July 11, 2023. See Note 11, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details on the amendment.
As of June 30, 2018, we had a $700 million revolving credit facility. At June 30, 2018 and December 31, 2017, we had $40 million and no outstanding borrowings under the facility, respectively. See Note 11, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.
There was $14 million and $23 million outstanding under various lines of credit extended to our subsidiaries at June 30, 2018 and December 31, 2017, respectively. See Note 11, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.
Covenants
At June 30, 2018, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 11, “Debt and Credit Facilities”, of the Notes to Condensed Consolidated Financial Statements for further details.

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
Outstanding Indebtedness
At June 30, 2018 and December 31, 2017, our total debt outstanding consisted of the amounts set forth in the following table.

(In millions)	June 30, 2018	December 31, 2017
Short-term borrowings	$117.1	$25.3
Current portion of long-term debt	1.5	2.2
Total current debt	118.6	27.5
Total long-term debt, less current portion(1)	3,217.1	3,230.5
Total debt	3,335.7	3,258.0
Less: Cash and cash equivalents	(180.1)	(594.0)
Net Debt	$3,155.6	$2,664.0

(1)	Amounts are net of unamortized discounts and debt issuance costs of $27 million as June 30, 2018 and $30 million as of December 31, 2017.

See Note 11, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Condensed Consolidated Statements of Cash Flows in the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
(In millions)	2018	2017
Net cash provided by operating activities	$36.6	$141.3
Net cash used in investing activities	(80.8)	(81.8)
Net cash used in financing activities	(362.7)	(136.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(7.0)	(12.1)

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(In millions)	2018	2017	Change
Cash flow (used in) provided by operating activities	$36.6	$141.3	$(104.7)
Capital expenditures	(73.7)	(93.2)	19.5
Free cash flow(1)	$(37.1)	$48.1	$(85.2)

(1)
Free cash flow was $(5) million in 2018 excluding the payment of charges related to the sale of Diversey and efforts to address related stranded costs of $33 million and $93 million in 2017 excluding the payment of charges related to the sale of Diversey of $45 million.

Net Cash Provided by Operating Activities
Six Months Ended June 30, 2018
Net cash provided by operating activities of $37 million in the six months ended June 30, 2018 was primarily attributable to:

•
$59 million of changes in other liabilities and assets. This activity reflects an increase of provisional tax expense for one-time tax on unrepatriated foreign earnings pursuant to the TCJA partially offset by a one-time payment in lieu of certain future royalty payments and the timing of incentive compensation payments.

This was partially offset by:

•
$86 million of net loss, which included an increase of $122 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, primarily attributable to an increase in deferred taxes, depreciation and amortization, share-based incentive compensation expenses and profit sharing expenses; and

•
$58 million of changes in working capital, as a result of an increase in inventory and accounts receivable partially offset by increases in accounts payable and a decrease in net trade receivables. This activity reflects the timing of inventory purchases and an increase in inventory stock due to an increase in sales year over year.

Six Months Ended June 30, 2017
Net cash provided by operating activities of $141 million in the six months ended June 30, 2017 was primarily attributable to:

•
$61 million of net earnings, which included $248 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, including adjustments for deferred taxes, depreciation and amortization, share-based incentive compensation expenses and profit sharing expenses.

These were partially offset by:

•	$172 million of changes in other liabilities and assets. This activity primarily reflects the timing of certain annual incentive compensation payments as well as an increase in leased assets; and

•
$4 million of changes in operating assets and liabilities, as a result of an increase in trade receivables and inventory partially offset by an increase in accounts payable. This activity reflects the timing of inventory purchases as well as an increase in outstanding balances in our accounts receivable securitization programs offset by the related payments of cash and the seasonality of sales and collections.

Net Cash Used In Investing Activities
Six Months Ended June 30, 2018
Net cash used in investing activities of $81 million in the six months ended June 30, 2018 primarily consisted of the following:

•	capital expenditures of $74 million;

•	an increase in cost method investments of $8 million; and

•	$5 million related to settlements of foreign currency forward contracts.
These were partially offset by:

•	$8 million related to proceeds from the sale of businesses and working capital adjustments for acquisitions.
Six Months Ended June 30, 2017
Net cash used in investing activities of $82 million in the six months ended June 30, 2017 primarily consisted of the following:

•	capital expenditures of $93 million; and

•	$4 million related to business acquisitions.
These were partially offset by:

•	$11 million related to settlements of foreign currency forward contracts; and

•	$4 million related to net proceeds in the sale of business and property and equipment.
Net Cash Used in Financing Activities
Six Months Ended June 30, 2018
Net cash used in financing activities of $363 million in the six months ended June 30, 2018 was primarily due to the following:

•	repurchases of common stock of $408 million;

•	payments of quarterly dividends of $54 million; and

•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $6 million.
These factors were partially offset by:

•	an increase in borrowings of $106 million primarily due to an increase in borrowings under our accounts receivable securitization programs.
Six Months Ended June 30, 2017
Net cash used in financing activities of $136 million in the six months ended June 30, 2017 was primarily due to the following:

•	repurchases of common stock of $305 million;

•	payments of quarterly dividends of $62 million;

•	payments of Term Loan A of $28 million; and

•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $22 million;
These factors were partially offset by:

•	increase in short-term borrowings under our revolving credit facility, local lines of credit and accounts receivable securitization programs of $280 million.

Changes in Working Capital

(In millions)	June 30, 2018	December 31, 2017	Change
Working capital (current assets less current liabilities)	$156.9	$488.2	$(331.3)
Current ratio (current assets divided by current liabilities)	1.1x	1.4x
Quick ratio (current assets, less inventories divided by current liabilities)	0.7x	1.0x

The $331 million, or 68%, decrease in working capital reflected:

•	a decrease in cash and cash equivalents of $414 million related primarily to the repurchase of common shares; and

•	an increase in short term borrowings primarily due to an increase in borrowings under our accounts receivables securitization programs.
These were partially offset by:

•
a decrease in other current liabilities primarily reflecting the payment of performance-based compensation and profit sharing previously accrued as well as final working capital adjustments related to the sale of Diversey; and

•	an increase in prepaid expenses and other current assets due to a payment in lieu of certain future royalty payments.
Changes in Stockholders’ Equity
The $525 million, or 345%, decrease in stockholders’ equity in the six months ended June 30, 2018 was primarily due to the following:

•	a net increase in shares held in treasury of $482 million and decrease in additional paid-in capital of $80 million due to the repurchase of common stock;

•	a net loss of $86 million;

•	dividends paid and accrued on our common stock of $52 million; and

•	cumulative translation adjustment of $29 million.
These were partially offset by:

•	stock-based incentive compensation of $25 million; and

•	unrealized gains on derivative instruments of $14 million.
We repurchased approximately 10.6 million shares of our common stock in the six months ended June 30, 2018 for $482 million. See Note 17, “Stockholders’ Equity,” of the Notes to Condensed Consolidated Financial Statements for further details.
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
Foreign Currency Forward Contracts
At June 30, 2018, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At June 30, 2018, we had no outstanding interest rate swaps, collars or options.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 12, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 13, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $75 million in the fair value of the total debt balance at June 30, 2018. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

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
Venezuela
Economic and political events in Venezuela have exposed us to heightened levels of foreign currency exchange risk. Foreign exchange control regulations have affected our Venezuelan subsidiaries’ ability to obtain inventory and maintain normal production. As a result, of the ongoing challenging economic situation in Venezuela, the Company has ceased operations and has an insignificant amount of operations in the country. As of June 30, 2018, we do not anticipate these events will have a material impact on our 2018 results of operations. We will continue to evaluate each reporting period the appropriate exchange rate to remeasure our financial statements based on the facts and circumstances as applicable.
Argentina
Recent economic events in Argentina, including the default on some of its international debt obligations, have exposed us to heightened levels of foreign currency exchange risks. Effective July 1, 2018, Argentina's economy will be considered hyper-inflationary. In the third quarter we will evaluate the impact on the Company. For the six months ended June 30, 2018, we had net assets of $6 million (including less than $1 million of cash and cash equivalents) in Argentina. Also, as of June 30, 2018, our Argentina subsidiaries had a negative cumulative translation adjustment balance of $24 million.
Russia
The U.S. and the European Union (EU) have imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities. Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products. These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however, they may limit the amount of future business the Company does with customers involved in activities in Russia. However, as of June 30, 2018, we do not anticipate these events will have a material impact to our 2018 result of operations. As of June 30, 2018, approximately 2% of our consolidated net sales were derived from products sold into Russia. As of June 30, 2018, we had net assets of $52 million (including $6 million of cash and cash equivalents) in Russia. Also, as of June 30, 2018, our Russian subsidiaries had a negative cumulative translation adjustment balance of $28 million.
Greece
Economic events in Greece may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of June 30, 2018, we do not anticipate these events will have a material impact on our 2018 results of operations. As of June 30, 2018, less than 1% of our consolidated net sales were derived from products sold into Greece. As of June 30, 2018, we had net assets of $8 million (including $4 million of cash and cash equivalents) in Greece. Also, as of June 30, 2018, our Greece subsidiaries had a negative cumulative translation adjustment balance of less than $1 million.
Brazil
Economic events in Brazil have exposed us to heightened levels of foreign currency exchange risks. However, as of June 30, 2018, we do not anticipate these events will have a material impact on our 2018 results of operations. As of June 30, 2018, 3% of our consolidated net sales were derived from products sold into Brazil. As of June 30, 2018, we had net assets of $107 million (including $3 million of cash and cash equivalents) in Brazil. Also, as of June 30, 2018, our Brazil subsidiaries had a negative cumulative translation adjustment balance of $39 million.
United Kingdom
Economic events in United Kingdom, including their intention to exit from the European Union may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of June 30, 2018, we do not anticipate these events will have a material impact on our 2018 results of operations. As of June 30, 2018, 4% of our consolidated net sales were derived from products sold into the United Kingdom. As of June 30, 2018, we had net assets of

$254 million (including $4 million of cash and cash equivalents) in the United Kingdom. Also, as of June 30, 2018, our United Kingdom subsidiaries had a negative cumulative translation adjustment balance of $24 million.
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at June 30, 2018 would have caused us to pay approximately $44 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
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
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the fair value of the debt was $13 million ($6 million net of taxes) as of June 30, 2018 and is reflected in long-term debt on our Condensed Consolidated Balance Sheets.
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
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $621 million at June 30, 2018 and $544 million at December 31, 2017.
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
Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was less than $1 million and $1 million for the three and six months ended June 30, 2018, respectively, and less than $1 million for the three and six months ended June 30, 2017. The allowance for doubtful accounts was $7 million at June 30, 2018 and December 31, 2017.

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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On June 25, 2018, the Company received from the staff of the SEC a subpoena for documents, including requests concerning the Company's accounting for income taxes, its financial reporting and disclosures and other matters. The Company is cooperating with the SEC in this matter. The Company cannot predict the outcome or the duration of the SEC investigation.
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our condensed consolidated financial condition or results of operations.
Item 1A.  Risk Factors.
There have been no significant changes to our risk factors since December 31, 2017 with the exception of an additional risk factor related to the changes in U.S. trade policies and regulations as well as the overall uncertainty surrounding international trade relations.
Changes in U.S. trade policies and regulations, as well as the overall uncertainty surrounding international trade relations, could materially adversely affect our consolidated financial condition and results of operations.
Recent changes in U.S. trade policies, including tariffs on raw materials imported from Canada and Mexico, and tariffs on imports from China generally, have had, and we expect that they will continue to have, an adverse effect on our costs of products sold and margins in our North America segment. Additionally, further changes in U.S. trade policies appear likely, including additional import tariffs, and would likely adversely impact our business. In response to these changes, other countries may change their own trade policies, including the imposition of additional tariffs and quotas, which could also adversely affect our business outside the U.S.
In order to mitigate the impact of these trade-related increases on our costs of products sold, we may increase prices in certain markets and, over the longer term, make changes in our supply chain and, potentially, our U.S. manufacturing strategy. Implementing price increases may cause our customers to find alternative sources for their products. We may be unable to successfully pass on these costs through price increases; adjust our supply chain without incurring significant costs; or locate alternative suppliers for raw materials or finished goods at acceptable costs or in a timely manner. Further, the uncertainty surrounding U.S. trade policy makes it difficult to make long-term strategic decisions regarding the best way to respond to these pressures and could also increase the volatility of currency exchange rates. Our inability to effectively manage the negative impacts of changing U.S. and foreign trade policies could materially adversely impact our consolidated financial condition and results of operations.
For a discussion of our risk factors, please refer to Part I, Item 1A, “Risk Factors,” of our 2017 Form 10-K .

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(c)     Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended June 30, 2018, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of March 31, 2018				$542,545,036
April 1, 2018 through April 30, 2018	525,388	$42.16	515,962	520,790,119
May 1, 2018 through May 31, 2018	395,006	$44.04	383,841	983,096,501
June 1, 2018 through June 30, 2018	888,189	$43.63	880,775	944,665,947
Total	1,808,583		1,780,578	$944,665,947

(1)
We acquired shares by means of (i) a share trading plan we entered into with our brokers and pursuant to our publicly announced program (described below), (ii) accelerated share repurchase programs, (iii) shares withheld from awards under our Omnibus Incentive Plan (the successor plan to our 2005 Contingent Stock Plan) pursuant to the provision thereof that permits minimum tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (iv) shares reacquired pursuant to the forfeiture provision of our Omnibus Incentive Plan. We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable. For shares withheld for minimum tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the Omnibus Incentive Plan as those shares are simply forfeited.

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column “a”	Forfeitures under Omnibus Incentive Plan	Total
	(a)	(b)	(c)	(d)
April 2018	—	$—	9,426	9,426
May 2018	1,129	$44.31	10,036	11,165
June 2018	—	$—	7,414	7,414
Total	1,129		26,876	28,005

On July 9, 2015, the Board of Directors authorized a stock repurchase program to repurchase up to $1.5 billion of the Company’s issued and outstanding common stock. This program replaced the previous stock repurchase program approved in August 2007. On March 25, 2017, the Board of Directors authorized up to an additional $1.5 billion of repurchases of the Company’s outstanding common stock under such program. Additionally, on May 2, 2018, the Board of Directors increased the share repurchase program authorization to $1.0 billion. This new program has no expiration date and replaces the previous authorizations.

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

10.1
2014 Omnibus Incentive Plan (as amended and restated effective May 17, 2018). (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 17, 2018, File No. 1-12139, is incorporated herein by reference.)

31.1	Certification of Edward L. Doheny II pursuant to Rule 13a-14(a), dated August 6, 2018.
31.2	Certification of William G. Stiehl pursuant to Rule 13a-14(a), dated August 6, 2018.
32	Certification of Edward L. Doheny II and William G. Stiehl, pursuant to 18 U.S.C. § 1350, dated August 6, 2018.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: August 6, 2018	By:	/s/ William G. Stiehl
William G. Stiehl
Senior Vice President and Chief Financial Officer