Form 10-Q
period 2018-09-30
SEALED AIR CORP/DE
filed 2018-11-02
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 156,925,124 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of October 31, 2018.

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
In our “Net Sales by Geographic Region,” “Net Sales by Segment” and in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar” and we exclude acquisition and divestiture activity and the impact of foreign currency translation when presenting net sales information, which we define as "organic." Changes in net sales excluding the impact of foreign currency translation and acquisition and divestiture activity are non-U.S. GAAP financial measures. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot control changes in foreign currency exchange rates. Consequently, when our management looks at our financial results to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our current period results at prior period foreign currency exchange rates. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, our management believes that these presentations are useful internally and may be useful to investors.
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

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share and per share data)	September 30, 2018 (unaudited)	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$191.3	$594.0
Trade receivables, net of allowance for doubtful accounts of $7.2 in 2018 and $6.5 in 2017	508.8	552.4
Income tax receivables	32.7	85.1
Other receivables	88.7	90.2
Inventories, net of inventory reserves of $19.9 in 2018 and $15.5 in 2017	605.4	506.8
Current assets held for sale	0.6	4.0
Prepaid expenses and other current assets	167.9	33.9
Total current assets	1,595.4	1,866.4
Property and equipment, net	1,022.0	998.4
Goodwill	1,951.9	1,939.8
Identifiable intangible assets, net	102.3	83.6
Deferred taxes	113.6	176.2
Other non-current assets	211.8	215.9
Total assets	$4,997.0	$5,280.3
Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Short-term borrowings	$308.3	$25.3
Current portion of long-term debt	5.1	2.2
Accounts payable	775.3	723.8
Current liabilities held for sale	—	2.2
Accrued restructuring costs	19.3	15.4
Income tax payable	58.6	47.3
Other current liabilities	400.0	562.0
Total current liabilities	1,566.6	1,378.2
Long-term debt, less current portion	3,242.5	3,230.5
Deferred taxes	18.5	28.5
Other non-current liabilities	615.1	490.8
Total liabilities	5,442.7	5,128.0
Commitments and contingencies - Note 16
Stockholders’ (deficit) equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2018 and 2017	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 231,609,331 in 2018 and 230,080,944 in 2017; shares outstanding: 156,936,418 in 2018 and 168,595,521 in 2017	23.2	23.0
Additional paid-in capital	2,043.2	1,939.6
Retained earnings	1,646.7	1,735.2
Common stock in treasury, 74,672,913 shares in 2018 and 61,485,423 shares in 2017	(3,288.1)	(2,700.6)
Accumulated other comprehensive loss, net of taxes	(870.7)	(844.9)
Total stockholders’ (deficit) equity	(445.7)	152.3
Total liabilities and stockholders’ (deficit) equity	$4,997.0	$5,280.3

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
(In millions, except per share data)	2018	2017	2018	2017
Net sales	$1,186.2	$1,131.3	$3,472.4	$3,233.8
Cost of sales(1)(2)	820.7	770.6	2,369.4	2,194.2
Gross profit	365.5	360.7	1,103.0	1,039.6
Selling, general and administrative expenses	192.1	207.9	578.9	608.2
Amortization expense of intangible assets acquired	3.6	3.1	10.9	9.2
Restructuring and other charges	6.6	6.2	22.3	9.2
Operating profit	163.2	143.5	490.9	413.0
Interest expense, net	(44.8)	(49.1)	(131.3)	(143.4)
Other (expense) income, net(1)(2)	(9.4)	11.8	(20.3)	4.7
Earnings before income tax provision	109.0	106.2	339.3	274.3
Income tax provision	33.4	43.7	388.4	236.5
Net earnings (loss) from continuing operations	75.6	62.5	(49.1)	37.8
Gain on sale of discontinued operations, net of tax	3.4	699.3	41.9	699.3
Net earnings from discontinued operations, net of tax	—	25.7	—	111.3
Net earnings (loss)	$79.0	$787.5	$(7.2)	$848.4
Basic:
Continuing operations	$0.48	$0.33	$(0.31)	$0.20
Discontinued operations	0.02	3.86	0.26	4.22
Net earnings (loss) per common share - basic	$0.50	$4.19	$(0.05)	$4.42
Diluted:
Continuing operations	$0.48	$0.33	$(0.31)	$0.19
Discontinued operations	0.02	3.82	0.26	4.18
Net earnings (loss) per common share - diluted	$0.50	$4.15	$(0.05)	$4.37
Dividends per common share	$0.16	$0.16	$0.48	$0.48
Weighted average number of common shares outstanding:
Basic	157.2	186.9	160.8	190.9
Diluted	158.0	188.9	160.8	192.9

See accompanying Notes to Condensed Consolidated Financial Statements.

(1)
Due to the adoption of ASU 2017-07, certain amounts related to defined benefit and other post-employment benefit plans were reclassified from cost of sales to other (expense) income, net. Refer to Note 2, "Recently Adopted and Issued Accounting Standards," in the Notes to Condensed Consolidated Financial Statements for more information.

(2)
As part of our review of costs included in the corporate segment, amounts related to division operations were identified and reclassified out of other (expense) income, net to cost of sales. The impact for the three and nine months ended September 30, 2017 was $2.1 million and $5.3 million, respectively.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, (unaudited)						Nine Months Ended September 30, (unaudited)
	2018			2017			2018			2017
(In millions)	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings (loss)			$79.0			$787.5			$(7.2)			$848.4
Other comprehensive income (loss):
Recognition of pension items	$2.4	$(0.2)	2.2	$219.9	$(45.3)	174.6	$3.8	$(0.5)	3.3	$228.2	$(48.3)	179.9
Unrealized (losses) gains on derivative instruments for net investment hedge	(2.8)	0.7	(2.1)	(31.7)	12.1	(19.6)	12.1	(3.0)	9.1	(103.6)	39.6	(64.0)
Unrealized (losses) gains on derivative instruments for cash flow hedge	(0.2)	0.1	(0.1)	(2.5)	0.5	(2.0)	3.4	(1.0)	2.4	(10.1)	1.9	(8.2)
Foreign currency translation adjustments	(11.7)	(0.2)	(11.9)	(69.4)	1.1	(68.3)	(39.8)	(0.8)	(40.6)	—	5.5	5.5
Other comprehensive (loss) income	$(12.3)	$0.4	(11.9)	$116.3	$(31.6)	84.7	$(20.5)	$(5.3)	(25.8)	$114.5	$(1.3)	113.2
Comprehensive income (loss), net of taxes			$67.1			$872.2			$(33.0)			$961.6

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(In millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ (Deficit) Equity
Balance at June 30, 2018 (unaudited)	$23.2	$2,035.0	$1,593.2	$(3,165.0)	$(858.8)	$(372.4)
Effect of share-based incentive compensation	—	8.2	—	(1.6)	—	6.6
Repurchases of common stock	—	—	—	(121.5)	—	(121.5)
Recognition of pension items, net of taxes	—	—	—	—	2.2	2.2
Foreign currency translation adjustments	—	—	—	—	(11.9)	(11.9)
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(2.2)	(2.2)
Net earnings	—	—	79.0	—	—	79.0
Dividends on common stock ($0.16 per share)	—	—	(25.5)	—	—	(25.5)
Balance at September 30, 2018 (unaudited)	$23.2	$2,043.2	$1,646.7	$(3,288.1)	$(870.7)	$(445.7)

Balance at December 31, 2017	$23.0	$1,939.6	$1,735.2	$(2,700.6)	$(844.9)	$152.3
Effect of share-based incentive compensation	0.2	22.9	—	(8.0)	—	15.1
Stock issued for profit sharing contribution paid in stock	—	0.7	—	23.8	—	24.5
Repurchases of common stock	—	80.0	—	(603.3)	—	(523.3)
Recognition of pension items, net of taxes	—	—	—	—	3.3	3.3
Foreign currency translation adjustments	—	—	—	—	(40.6)	(40.6)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	11.5	11.5
Net loss	—	—	(7.2)	—	—	(7.2)
Dividends on common stock ($0.48 per share)	—	—	(77.9)	—	—	(77.9)
Impact of recently adopted accounting standards(1)	—	—	(3.4)	—	—	(3.4)
Balance at September 30, 2018 (unaudited)	$23.2	$2,043.2	$1,646.7	$(3,288.1)	$(870.7)	$(445.7)

Balance at June 30, 2017 (unaudited)	$23.0	$1,943.7	$1,039.2	$(1,729.4)	$(920.6)	$355.9
Effect of share-based incentive compensation	—	15.6	—	(0.4)	—	15.2
Repurchase of common stock	—	(26.0)	—	(426.0)	—	(452.0)
Recognition of pension items, net of taxes	—	—	—	—	174.6	174.6
Foreign currency translation adjustments	—	—	—	—	(68.3)	(68.3)
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(21.6)	(21.6)
Net earnings	—	—	787.5	—	—	787.5
Dividends on common stock ($0.16 per share)	—	—	(30.7)	—	—	(30.7)
Balance at September 30, 2017 (unaudited)	$23.0	$1,933.3	$1,796.0	$(2,155.8)	$(835.9)	$760.6

SEALED AIR CORPORATION AND SUBSIDIARIES

Balance at December 31, 2016	$22.8	$1,974.1	$1,040.0	$(1,478.1)	$(949.1)	$609.7
Effect of share-based incentive compensation	0.2	38.7	—	(22.2)	—	16.7
Stock issued for profit sharing contribution paid in stock	—	0.5	—	21.8	—	22.3
Repurchases of common stock	—	(80.0)	—	(677.3)	—	(757.3)
Recognition of pension items, net of taxes	—	—	—	—	179.9	179.9
Foreign currency translation adjustments	—	—	—	—	5.5	5.5
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(72.2)	(72.2)
Net earnings	—	—	848.4	—	—	848.4
Dividends on common stock ($0.48 per share)	—	—	(92.4)	—	—	(92.4)
Balance at September 30, 2017 (unaudited)	$23.0	$1,933.3	$1,796.0	$(2,155.8)	$(835.9)	$760.6

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, (unaudited)
(In millions)	2018	2017
Net (loss) earnings	$(7.2)	$848.4
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities
Depreciation and amortization	98.4	114.4
Share-based incentive compensation	22.9	38.7
Profit sharing expense	16.1	18.6
Provisions for bad debt	1.9	2.6
Provisions for inventory obsolescence	—	5.9
Deferred taxes, net	50.8	160.7
Net gain on sale of business	(41.3)	(701.4)
Other non-cash items	24.9	27.8
Changes in operating assets and liabilities:
Trade receivables, net	(31.0)	(87.5)
Inventories	(113.2)	(100.5)
Accounts payable	45.0	135.2
Other assets and liabilities	82.7	(130.4)
Net cash provided by operating activities	$150.0	$332.5
Cash flows from investing activities:
Capital expenditures	(114.8)	(126.5)
Proceeds, net from sale of business and property and equipment	6.6	4.4
Business acquired, net of cash acquired	(67.8)	(25.4)
Impact of sale of Diversey(3)	(19.6)	2,025.5
Investment in cost method investments	(7.5)	—
Settlement of foreign currency forward contracts	(5.5)	(1.1)
Other investing activities	(2.6)	—
Net cash (used in) provided by investing activities(3)	$(211.2)	$1,876.9
Cash flows from financing activities:
Net proceeds from borrowings	293.3	(21.5)
Payments of borrowings(1)	—	(369.5)
Payments of debt modification/extinguishment costs	(6.1)	—
Proceeds from cross currency swap	—	17.4
Dividends paid on common stock	(79.3)	(92.4)
Acquisition of common stock for tax withholding	(7.8)	(21.9)
Repurchases of common stock(2)	(534.3)	(757.3)
Net cash used in financing activities(3)	$(334.2)	$(1,245.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$(7.3)	$(18.9)
Cash Reconciliation(3):
Cash and cash equivalents	594.0	333.7
Restricted cash and cash equivalents(4)	—	52.9
Balance, beginning of period	$594.0	$386.6
Net change during the period	(402.7)	945.3
Cash and cash equivalents	191.3	1,304.7
Restricted cash and cash equivalents(4)	—	27.2
Balance, end of period	$191.3	$1,331.9
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$137.4	$156.5
Income tax payments, net of cash refunds	$137.5	$126.6

SEALED AIR CORPORATION AND SUBSIDIARIES

Payments related to the sale of Diversey and efforts to address related stranded costs	$44.9	$61.2
Restructuring payments including associated costs	$7.4	$48.7

Non-cash items:
Transfers of shares of common stock from treasury for 2017 and 2016 profit-sharing contributions	$23.8	$22.3

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

(2)
The Company entered into an accelerated share repurchase agreement with a third-party financial institution to repurchase $400.0 million of the Company’s common stock. The full amount was paid as of September 30, 2017 however, only $320.0 million was used to repurchase shares at that point in time.

(3)
Due to the adoption of ASU 2016-18, the Company now is required to include restricted cash as part of the change in the total cash balance. As a result, amounts which were previously classified as cash flows from financing activities related to Sealed Air continuing operations and amounts which were previously classified as cash flows from investing activities related to restricted cash sold with the sale of Diversey have been reclassified as they are recognized in the total change in cash. Refer to Note 2, "Recently Adopted and Issued Accounting Standards," in the Notes to Condensed Consolidated Financial Statements for more information.

(4)	Restricted cash and cash equivalents included compensating balance deposits related to certain short-term borrowings.

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
Basis of Presentation
Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our Condensed Consolidated Balance Sheets as of September 30, 2018 and our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 have been made. The results set forth in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our condensed consolidated financial condition, results of operations or cash flows.
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
To accelerate productivity improvements and the elimination of operational redundancies, the Company implemented a change in allocation of Corporate expenses. These expenses are now allocated to Food Care and Product Care segments. For comparison purposes, the Company presented 2017 results to reflect the revised allocation of these costs. This segment reporting change has no impact on total Company operating results. See Note 5, “Segments,” of the Notes to Condensed Consolidated Financial Statements for further information.
Impact of Inflation and Currency Fluctuation
Argentina
Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in net foreign exchange transaction loss, within other (expense) income, net related to our Argentinian subsidiaries on the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2018, the Company recorded a $0.4 million remeasurement gain.

Note 2 Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). This update is intended to align the financial statements with an entity's risk management activities. ASU 2017-12 allows for changes in the designation and measurement of hedges as well as expands the disclosures of hedge results. The amendments in ASU 2017-12 are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The Company elected to early adopt ASU 2017-12 as of January 1, 2018. The adoption did not have an impact on the Company's Condensed Consolidated Financial Results.
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
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Benefit Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. This new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. The amendments in ASU 2017-07 are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted ASU 2017-07 on January 1, 2018. The effect of retrospectively adopting this guidance resulted in a reclassification of $14.5 million and $15.9 million from cost of sales and selling, general and administrative expenses to other (expense) income, net on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and $16.7 million for the year ended December 31, 2017.
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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that entities include restricted cash and restricted cash equivalents with cash and cash equivalents in the beginning-of-period and end-of-period total amounts shown on the Statements of Cash Flows. The amendments in ASU 2016-18 are effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company adopted ASU 2016-18 on January 1, 2018. As a result of this retrospective adoption, the reclassification of restricted cash into a change in total cash resulted in an increase in financing activities of $1.8 million and a decrease in investing activities of $27.5 million for the nine months ended September 30, 2017 and a decrease in financing activities of $25.4 million and investing activities of $27.5 million for the year ended December 31, 2017.
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

The following tables summarizes the effect of adoption of the new revenue recognition standard by line item on the Company’s Condensed Consolidated Financial Statements, and the reason for the change:

	Three Months Ended September 30, 2018
(In millions)	As Reported	Balances without Adoption of Topic 606	Effect of Change
Net sales	$1,186.2	$1,185.9	$0.3

	Nine Months Ended September 30, 2018
(In millions)	As Reported	Balances without Adoption of Topic 606	Effect of Change
Net sales	$3,472.4	$3,471.0	$1.4
Other current liabilities	400.0	399.2	0.8
Other non-current liabilities	615.1	611.4	3.7

Impact by Line Item	Reason for Change	Opening Balance Sheet Adjustment as of January 1, 2018 (In millions)
Other current liabilities	Certain contracts include an equipment accrual, whereby a customer is awarded a credit based on consumable purchases that can be redeemed for future equipment purchases. Long term contracts that include an equipment accrual create a timing difference between when cash is collected and the performance obligation is satisfied. Upon the adoption of Topic 606 the equipment accrual balance was increased to reflect the standalone selling price within our equipment portfolio.	$2.4
Retained earnings	The modified retrospective adoption of the new revenue standard resulted in a cumulative adjustment decreasing retained earnings, which was associated with adjusting our equipment accrual contract offering to the standalone selling price value.	(2.4)
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

Recently Issued Accounting Standards
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 amends ASC 350-40 and aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. We are currently in the process of evaluating the effect that ASU 2018-15 will have on the Company's Condensed Consolidated Financial Results.
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"). ASU 2018-14 eliminates, adds and clarifies certain disclosure requirements related to defined benefit plans and other postretirement plans. The guidance is effective for fiscal years ending after December 15, 2020, with early adoption permitted for reporting periods for which financial statements have yet to be issued or made available for issuance. We are currently in the process of evaluating the effect that ASU 2018-14 will have on the Company's Condensed Consolidated Financial Results.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 amends the fair value measurement disclosure requirements of ASC 820, including new, eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted upon the issuance of this ASU, including interim periods for which financial statements have not yet been issued or made available for issuance. If adopted early, entities are permitted to early adopt the eliminated or modified disclosure requirements and delay the adoption of the new disclosure requirements until their effective date. We are currently in the process of evaluating the effect that ASU 2018-13 will have on the Company's Condensed Consolidated Financial Results.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). As a result of the Tax Cut and Jobs Act ("TCJA"), this ASU was issued to provide entities with the option to reclassify stranded tax effects in accumulated other comprehensive income to retained earnings. ASU 2018-02 can be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal income tax rate pursuant to the TCJA is recognized. The guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted for reporting periods for which financial statements have yet to be issued or made available for issuance. We are currently in the process of evaluating the effect that ASU 2018-02 will have on the Company's Condensed Consolidated Financial Results.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal periods. Entities may adopt earlier as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years. We are currently in the process of evaluating this new standard update however we do not anticipate this to have a material impact on the Company's Condensed Consolidated Financial Results.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”). This ASU requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The amendments in ASU 2016-02, and subsequent related amendments, are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The guidance permits two methods of adoption: modified retrospective where an entity initially applies the new leases standard at the beginning of the earliest period presented in the financial statements or an alternative transition method where an entity can initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently in the process of evaluating this new standard update. We expect there to be a material impact on the Company's Condensed Consolidated Balance Sheets.

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

Identify Contract with Customer:

For Sealed Air, the determination of whether an arrangement meets the definition of a contract under Topic 606 depends on whether it creates enforceable rights and obligations. While enforceability is a matter of law, we believe that enforceable rights and obligations in a contract must be substantive in order for the contract to be in scope of Topic 606. That is, the penalty for noncompliance must be significant relative to the minimum obligation. Fixed or minimum purchase obligations with penalties for noncompliance are the most common examples of substantive enforceable rights present in our contracts. We determined that the contract term is the period of enforceability outlined by the terms of the contract. This means that in many cases, the term stated in the contract is different than the period of enforceability. After the minimum purchase obligation is met, subsequent sales are treated as separate contracts on a purchase order by purchase order basis. If no minimum purchase obligation exists, each purchase order represents the contract.

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

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments of transaction price impact the amount of net sales recognized by us in the period of adjustment. Revenue recognized in the three and nine months ended September 30, 2018 from performance obligations satisfied in previous reporting periods is immaterial and $3.2 million, respectively.

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

Disaggregated Revenue
For the three and nine months ended September 30, 2018, revenues from contracts with customers summarized by Segment Geography were as follows:

	Three Months Ended September 30, 2018
(In millions)	Food Care	Product Care	Total
North America	$375.8	$277.6	$653.4
EMEA(1)	156.7	89.3	246.0
Latin America	89.7	12.0	101.7
APAC(2)	100.3	77.7	178.0
Topic 606 Segment Revenue	722.5	456.6	1,179.1
Non-Topic 606 Revenue (Leasing)	4.7	2.4	7.1
Total	$727.2	$459.0	$1,186.2

	Nine Months Ended September 30, 2018
(In millions)	Food Care	Product Care	Total
North America	$1,068.7	$784.5	$1,853.2
EMEA(1)	476.1	287.5	763.6
Latin America	270.9	36.2	307.1
APAC(2)	306.2	220.9	527.1
Topic 606 Segment Revenue	2,121.9	1,329.1	3,451.0
Non-Topic 606 Revenue (Leasing)	14.6	6.8	21.4
Total	$2,136.5	$1,335.9	$3,472.4

(1)	EMEA = Europe, Middle East and Africa

(2)	APAC = Asia, Australia and New Zealand
Contract Balances

The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned, with the exception of equipment accruals. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the consumables transaction price for future equipment purchases. Long term contracts that include an equipment accrual create a timing difference between when cash is collected and the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The opening and closing balances of contract assets and contract liabilities arising from contracts with customers as of September 30, 2018 were as follows:

(In millions)	December 31, 2017	January 1, 2018, as adjusted	September 30, 2018
Contract assets	$—	$—	$—
Contract liabilities	3.1	5.5	9.1

Revenue recognized in the three and nine months ended September 30, 2018 that was included in the contract liability balance at the beginning of the period was $1.6 million and $4.6 million, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.

The contract liability balance represents deferred revenue, primarily related to equipment accruals. The increase in 2018 to deferred revenue was driven predominately by new contracts recently entered.
Remaining Performance Obligations
Our enforceable contractual obligations tend to be short term in nature, and the following table does not include the transaction price of any remaining performance obligations that are part of the contracts with expected durations of less than one year. Additionally, the following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of September 30, 2018, as well as the expected timing of recognition of that transaction price.

(In millions)	Short-Term (12 months or less)	Long-Term	Total
Total transaction price	$1.6	$7.5	$9.1
Assets recognized for the costs to obtain or fulfill a contract
The Company recognizes incremental costs to fulfill a contract as an asset if such incremental costs are expected to be recovered, relate directly to a contract or anticipated contract, and generate or enhance resources that will be used to satisfy performance obligations in the future.

The Company recognizes incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. For example, the Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

Costs for shipping and handling activities performed after a customer obtains control of a good are accounted for as costs to fulfill a contract and are included in cost of goods sold.
Note 4 Discontinued Operations, Divestitures and Acquisitions
Discontinued Operations
On March 25, 2017, we entered into a definitive agreement to sell our Diversey Care division and the food hygiene and cleaning business within our Food Care division (collectively, "Diversey") for gross proceeds of USD equivalent of $3.2 billion, subject to customary closing conditions. The transaction was completed on September 6, 2017. During 2018, we recorded an additional net gain on the sale of Diversey of $41.9 million, net of taxes. This was related to the final net working capital settlement as well as the release of tax indemnity reserves upon expiration of statute of limitations.
We have classified the operating results of Diversey, together with certain costs related to the divestiture transaction, as discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017.
Summary operating results of Diversey were as follows:

(In millions)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net sales	$434.6	$1,667.5
Cost of sales	249.1	949.5
Gross profit	185.5	718.0
Selling, general and administrative expenses	131.0	537.8
Amortization expense of intangible assets acquired	7.7	23.9
Operating profit	46.8	156.3
Other expense, net	(9.0)	(17.0)
Earnings from discontinued operations before income tax provision	37.8	139.3
Income tax provision from discontinued operations(1)	12.1	28.0
Net earnings from discontinued operations, net of tax	$25.7	$111.3

(1)
For the three and nine months ended September 30, 2017, net earnings from discontinued operations was impacted by $12.1 million and $28.0 million expense, respectively, related to a change in the repatriation strategy of foreign earnings offset by favorable earnings mix in jurisdictions with lower rates.

The following table presents selected financial information regarding cash flows of Diversey that are included within discontinued operations in the Condensed Consolidated Statements of Cash Flows:

(In millions)	Nine Months Ended September 30, 2017
Non-cash items included in net earnings from discontinued operations:
Depreciation and amortization	$29.3
Share-based incentive compensation	10.2
Profit sharing expense	3.0
Provision for bad debt	2.3
Capital expenditures	11.9

The amounts disclosed in the tables above have been excluded from the Notes to Condensed Consolidated Financial Statements unless otherwise noted.
Divestitures
Divestiture of Embalagens Ltda.
On August 1, 2017, we entered into an agreement to sell our polystyrene food tray business in Guarulhos, Brazil for a gross purchase price of R$26.9 million (or $8.2 million as of the closing date of March 19, 2018). The purchase price is subject to working capital, cash and debt adjustments. For the three and nine months ended September 30, 2018, the Company recognized an immaterial net loss on sale and a net gain on the sale of $1.0 million, respectively, within other (expense) income, net on the Condensed Consolidated Statements of Operations.
Acquisitions
Acquisition of AFP
On August 1, 2018, the Company acquired AFP, Inc., a leading, privately held fabricator of foam, corrugated, molded pulp and wood packaging solutions, to join its Product Care division. This acquisition further expands our protective packaging solutions in the electronics, transportation and industrial markets with custom-engineered applications. We acquired 100% of AFP shares for an estimated consideration of $70.8 million, excluding $2.9 million of cash acquired, subject to purchase price adjustments which will be finalized in 2019.
The following table summarizes the consideration transferred to acquire AFP and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed. As of September 30, 2018 there were no adjustments made to the preliminary allocation.

Preliminary Allocation
(In millions)	As of August 1, 2018
Total consideration transferred	$70.8

Assets:
Cash and cash equivalents	2.9
Trade receivables, net	30.8
Inventories, net	7.1
Prepaid expenses and other current assets	0.7
Property and equipment, net	3.5
Identifiable intangible assets, net	18.6
Goodwill	21.6
Other non-current assets	0.7
Total assets	$85.9
Liabilities:
Accounts payable	13.8
Other current liabilities	1.3
Total liabilities	$15.1
The following tables summarizes the identifiable intangible assets, net and their useful life.

	Amount	Useful life
	(in millions)	(in years)
Customer relationships	$16.6	11
Trademarks and tradenames	2.0	15
Total intangible assets with definite lives	$18.6
Acquisition of Fagerdala
On October 2, 2017, the Company acquired Fagerdala Singapore Pte Ltd. ("Fagerdala"), a manufacturer and fabricator of polyethylene foam based in Singapore, to join its Product Care division. We acquired 100% of Fagerdala shares for estimated consideration of S$144.2 million, or $106.2 million, excluding cash acquired of $13.3 million, inclusive of purchase price adjustments which were finalized in the third quarter of 2018. We acquired Fagerdala to leverage its manufacturing footprint in Asia, expertise in foam manufacturing and fabrication, and commercial organization to grow sales in the consumer electronics, medical equipment and devices, automotive, temperature assurance, and e-commerce fulfillment sectors.
The following table summarizes the consideration transferred to acquire Fagerdala and the preliminary and final allocation of the purchase price among the assets acquired and liabilities assumed.

	Preliminary Allocation	Measurement Period	Revised Allocation
(In millions)	As of October 2, 2017	Adjustments	As of September 30, 2018
Total consideration transferred	$106.6	$(0.4)	$106.2

Assets:
Cash and cash equivalents	13.3	—	13.3
Trade receivables, net	22.4	—	22.4
Inventories, net	10.0	0.1	10.1
Prepaid expenses and other current assets	8.4	—	8.4
Property and equipment, net	23.3	—	23.3
Identifiable intangible assets, net	41.4	0.7	42.1
Goodwill	39.3	(1.5)	37.8
Total assets	$158.1	$(0.7)	$157.4
Liabilities:
Short-term borrowings	14.0	—	14.0
Accounts payable	6.9	—	6.9
Other current liabilities	15.1	(0.1)	15.0
Long-term debt, less current portion	3.8	—	3.8
Non-current deferred taxes	11.7	(0.2)	11.5
Total liabilities	$51.5	$(0.3)	$51.2
The following tables summarizes the identifiable intangible assets, net and their useful life.

	Amount	Useful life
	(in millions)	(in years)
Customer relationships	$25.4	17
Trademarks and tradenames	10.6	15
Technology	6.1	13
Total intangible assets with definite lives	$42.1
Acquisition of Deltaplam
On August 1, 2017, the Food Care division acquired Deltaplam Embalagens Indústria e Comércio Ltda ("Deltaplam"), a family owned and operated Brazilian flexible packaging manufacturer. The preliminary fair value of the consideration transferred was approximately $25.8 million. We recorded the fair value of the assets acquired and liabilities assumed on the acquisition date, which included $8.1 million of goodwill and $7.4 million of intangible assets. As of September 30, 2018, the final fair value of the consideration transferred was $25.3 million, which included $9.7 million of goodwill and $5.9 million of intangible assets.

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
We allocate and disclose depreciation and amortization expense to our segments, although depreciation and amortization are not included in the segment performance metric Adjusted EBITDA. We also allocate and disclose restructuring and other charges and impairment of goodwill and other intangible assets by segment, although they are not included in the segment performance metric Adjusted EBITDA since restructuring and other charges and impairment of goodwill and other intangible assets are categorized as Special Items. The accounting policies of the reportable segments and Corporate are the same as those applied to the Condensed Consolidated Financial Statements. Refer to "Non-U.S. GAAP Information" for additional details on the use and calculation of our non-U.S. GAAP measures presented below.
The following tables show Net Sales and Adjusted EBITDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net Sales:
Food Care	$727.2	$716.0	$2,136.5	$2,051.1
As a % of Total Company net sales	61.3%	63.3%	61.5%	63.4%
Product Care	459.0	415.3	1,335.9	1,182.7
As a % of Total Company net sales	38.7%	36.7%	38.5%	36.6%
Total Company Net Sales	$1,186.2	$1,131.3	$3,472.4	$3,233.8

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Non-U.S. GAAP Adjusted EBITDA from continuing operations
Food Care	$145.4	$139.6	$415.5	$393.4
Adjusted EBITDA Margin	20.0%	19.5%	19.4%	19.2%
Product Care	76.4	77.9	233.3	210.6
Adjusted EBITDA Margin	16.6%	18.8%	17.5%	17.8%
Corporate	(2.9)	(0.7)	(7.6)	(9.0)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$218.9	$216.8	$641.2	$595.0
Adjusted EBITDA Margin	18.5%	19.2%	18.5%	18.4%

The following table shows a reconciliation of net earnings (loss) from continuing operations to non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net earnings (loss) from continuing operations	$75.6	$62.5	$(49.1)	$37.8
Interest expense, net	(44.8)	(49.1)	(131.3)	(143.4)
Income tax provision	33.4	43.7	388.4	236.5
Depreciation and amortization(1)	(41.1)	(42.7)	(122.3)	(116.3)
Depreciation and amortization adjustments	0.1	—	0.4	—
Special Items:
Restructuring and other charges(2)	(6.6)	(6.2)	(22.3)	(9.2)
Other restructuring associated costs	(0.7)	(2.9)	(2.5)	(12.7)
Debt modification/extinguishment costs	(1.5)	—	(1.9)	—
Charges related to acquisition and divestiture activity	(4.8)	(6.7)	(10.0)	(4.8)
Charges incurred due to the sale of Diversey	(8.7)	(13.7)	(21.3)	(47.6)
Gain from class-action litigation settlement	—	—	12.6	—
Settlement/curtailment benefits related to retained Diversey retirement plans	—	13.5	—	13.5
Other Special Items(3)	(1.8)	(2.8)	(3.3)	(0.2)
Pre-tax impact of Special Items	(24.1)	(18.8)	(48.7)	(61.0)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$218.9	$216.8	$641.2	$595.0

(1)	Depreciation and amortization by segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Food Care	$25.6	$29.8	$79.8	$80.3
Product Care	15.5	12.9	42.5	36.0
Total Company depreciation and amortization(i)	$41.1	$42.7	$122.3	$116.3

(i)
Includes share-based incentive compensation of $8.3 million and $23.6 million for the three and nine months ended September 30, 2018, respectively, and $12.3 million and $31.2 million for the three and nine months ended September 30, 2017, respectively.

(2)	Restructuring and other charges by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Food Care	$2.3	$3.9	$8.4	$5.8
Product Care	4.3	2.3	13.9	3.4
Total Company restructuring and other charges	$6.6	$6.2	$22.3	$9.2

(3)
Other Special Items for the three and nine months ended September 30, 2018, primarily included fees related to professional services. Other Special Items for the three and nine months ended September 30, 2017, primarily included transaction fees related to various divestitures and acquisitions.

Assets by Reportable Segments
The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net, inventory, net, property and equipment, net, goodwill, net, intangible assets, net and leased systems, net.

(In millions)	September 30, 2018	December 31, 2017
Assets allocated to segments:
Food Care	$1,680.9	$1,545.5
Product Care	2,589.0	2,620.2
Total segments	4,269.9	4,165.7
Assets not allocated:
Cash and cash equivalents	$191.3	$594.0
Assets held for sale	0.6	4.0
Income tax receivables	32.7	85.1
Other receivables	88.7	90.2
Deferred taxes	113.6	176.2
Other	300.2	165.1
Total	$4,997.0	$5,280.3

Note 6 Inventories, net
The following table details our inventories:

(In millions)	September 30, 2018	December 31, 2017
Raw materials	$94.6	$82.8
Work in process	154.1	125.7
Finished goods	356.7	298.3
Total	$605.4	$506.8

Note 7 Property and Equipment, net

The following table details our property and equipment, net:

(In millions)	September 30, 2018	December 31, 2017
Land and improvements	$41.4	$43.5
Buildings	730.9	718.9
Machinery and equipment	2,333.7	2,330.5
Other property and equipment	134.2	116.3
Construction-in-progress	132.7	114.7
Property and equipment, gross	3,372.9	3,323.9
Accumulated depreciation and amortization	(2,350.9)	(2,325.5)
Property and equipment, net	$1,022.0	$998.4
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Interest cost capitalized	$1.3	$1.8	$5.0	$7.8
Depreciation and amortization expense for property and equipment	$29.0	$27.3	$87.6	$75.9

Note 8 Goodwill and Identifiable Intangible Assets, net

Goodwill
The following table shows our goodwill balances by reportable segment. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of September 30, 2018, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

(In millions)	Food Care	Product Care	Total
Carrying Value at December 31, 2017	$526.9	$1,412.9	$1,939.8
Acquisition, purchase price and other adjustments	(0.6)	20.1	19.5
Currency translation	(5.2)	(2.2)	(7.4)
Carrying Value at September 30, 2018	$521.1	$1,430.8	$1,951.9

Identifiable Intangible Assets, Net
The following tables summarize our identifiable intangible assets, net. As of September 30, 2018, there were no impairment indicators present.

	September 30, 2018			December 31, 2017
(In millions)	Gross Carrying Value	Accumulated Amortization	Net (1)	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$71.1	$(21.5)	$49.6	$59.7	$(19.7)	$40.0
Trademarks and tradenames	13.3	(1.1)	12.2	11.6	(0.5)	11.1
Capitalized software	60.6	(46.9)	13.7	50.6	(40.0)	10.6
Technology	37.4	(23.1)	14.3	39.2	(27.5)	11.7
Contracts	13.6	(10.0)	3.6	10.9	(9.6)	1.3
Total intangible assets with definite lives	196.0	(102.6)	93.4	172.0	(97.3)	74.7
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$204.9	$(102.6)	$102.3	$180.9	$(97.3)	$83.6

(1)
As of September 30, 2018, amounts include intangible assets acquired as part of the AFP acquisition. See Note 4, "Discontinued Operations, Divestitures and Acquisitions" to the Notes to Consolidated Financial Statements for additional information related to the AFP acquisition.

The following table shows the remaining estimated future amortization expense at September 30, 2018.

Year	Amount (in millions)
Remainder of 2018	$5.2
2019	13.1
2020	10.5
2021	7.5
Thereafter	57.1
Total	$93.4

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

As of September 30, 2018, the maximum purchase limit for receivable interests was $60.0 million, subject to the availability limits described below.

The amounts available from time to time under this program may be less than $60.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of September 30, 2018, the amount available under the program was $60.0 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a decline in the amounts available to us under the program or termination of the program.
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
As of September 30, 2018, the maximum purchase limit for receivable interests was €80.0 million ($93.1 million equivalent at September 30, 2018), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of September 30, 2018, the amount available under this program was €73.4 million ($85.5 million equivalent as of September 30, 2018).
This program expires annually in August and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of September 30, 2018, there were no amounts outstanding under our U.S. program and €72.0 million ($83.9 million equivalent as of September 30, 2018) outstanding under our European program. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. The total interest paid for these programs was $0.2 million and $0.4 million for the three and nine months ended September 30, 2018, and $0.6 million and $1.0 million for the three and nine months ended September 30, 2017, respectively.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at September 30, 2018.
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
Program metrics are as follows:

Sealed Air Restructuring Program
Approximate positions eliminated by the program	1,950
Estimated Program Costs (in millions):
Costs of reduction in headcount as a result of reorganization	$275-$280
Other expenses associated with the Program	135-140
Total expense	$410-$420
Capital expenditures	240-245
Proceeds, foreign exchange and other cash items	(70)-(75)
Total estimated net cash cost	$580-$590
Program to Date Cumulative Expense (in millions):
Costs of reduction in headcount as a result of reorganization	$259
Other expenses associated with the Program	126
Total Cumulative Expense	$385
Cumulative capital expenditures	$236

The following table details our restructuring activities reflected in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Continuing Operations:
Other associated costs	$0.9	$2.9	$3.5	$12.7
Restructuring charges	6.6	6.2	22.3	9.2
Total charges from continuing operations	$7.5	$9.1	25.8	21.9
Charges included in discontinued operations	—	(1.4)	—	2.3
Total charges	$7.5	$7.7	$25.8	$24.2
Capital expenditures	$0.1	$3.4	$0.6	$17.3

The restructuring accrual, spending and other activity for the nine months ended September 30, 2018 and the accrual balance remaining at September 30, 2018 related to these programs were as follows:

(In millions)
Restructuring accrual at December 31, 2017	$16.1
Accrual and accrual adjustments	22.3
Cash payments during 2018	(17.5)
Effect of changes in foreign currency exchange rates	(1.2)
Restructuring accrual at September 30, 2018	$19.7

We expect to pay $19.3 million of the accrual balance remaining at September 30, 2018 within the next twelve months. This amount is included in accrued restructuring costs on the Condensed Consolidated Balance Sheets at September 30, 2018. The remaining accrual of $0.4 million is expected to be paid in the fourth quarter of 2019. This amount is included in other non-current liabilities on our Condensed Consolidated Balance Sheets at September 30, 2018.

Note 11 Debt and Credit Facilities
Our total debt outstanding consisted of:

(In millions)	September 30, 2018	December 31, 2017
Short-term borrowings(1)	$308.3	$25.3
Current portion of long-term debt	5.1	2.2
Total current debt	313.4	27.5
Term Loan A due July 2023	223.2	222.7
6.50% Senior Notes due December 2020	423.9	423.6
4.875% Senior Notes due December 2022	420.9	420.4
5.25% Senior Notes due April 2023	421.0	420.4
4.50% Senior Notes due September 2023	462.6	474.3
5.125% Senior Notes due December 2024	421.2	420.7
5.50% Senior Notes due September 2025	397.0	396.7
6.875% Senior Notes due July 2033	445.5	445.4
Other	27.2	6.3
Total long-term debt, less current portion(3)	3,242.5	3,230.5
Total debt(2)	$3,555.9	$3,258.0

(1)
Short-term borrowings of $308.3 million at September 30, 2018 are comprised of $212.4 million under our revolving credit facility, $83.9 million under our European securitization program and $12.0 million of short-term borrowings from various lines of credit. Short-term borrowings of $25.3 million at December 31, 2017 were comprised $2.1 million of Diversey accounts payable obligations under financing arrangements which Sealed Air was fully reimbursed for as part of the sale of Diversey as well as $23.2 million of short-term borrowings from various lines of credit.

(2)
As of September 30, 2018, our weighted average interest rate on our short-term borrowings outstanding was 2.8% and on our long-term debt outstanding was 5.4%. As of December 31, 2017, our weighted average interest rate on our short-term borrowings outstanding was 5.4% and on our long-term debt outstanding was 5.3%.

(3)	Amounts are net of unamortized discounts and issuance costs of $25.3 million as September 30, 2018 and $29.5 million as of December 31, 2017.
Amended and Restated Senior Secured Credit Facility
On July 12, 2018, the Company and certain of its subsidiaries entered into a third amended and restated credit agreement and an amendment No. 1 thereto (the "Third Amended and Restated Agreement") whereby its senior secured credit facility was amended and restated with Bank of America, N.A., as agent and the other financial institutions party thereto. The changes include: (i) the refinancing of the term loan A facilities and revolving credit facilities with a new U.S. dollar term loan A facility in an aggregate principal amount of approximately $186.5 million, a new pounds sterling term loan A facility in an aggregate principal amount of approximately £29.4 million, and increased our revolving credit facilities from $700 million to $1.0 billion (including revolving facilities available in U.S. dollars, euros, pounds sterling, Canadian dollars, Australian dollars, Japanese yen, New Zealand dollars and Mexican pesos), (ii) increased flexibility to lower the interest rate margin for the term loan A facilities and revolving credit facilities, which will range from 125 to 200 basis points (bps) in the case of LIBOR loans, subject to the achievement of certain leverage tests, (iii) the extension of the final maturity of the term loan A facilities and revolving credit commitment to July 11, 2023, (iv) the removal of the requirement to prepay the loans with respect to excess cash flow, (v) adjustments to the financial maintenance covenant of Consolidated Net Debt to Consolidated EBITDA (in each case, as defined in the Third Amended and Restated Credit Agreement) and other covenants to provide additional flexibility to the Company, (vi) the release of certain non-U.S. asset collateral previously pledged by certain of the Company's subsidiaries and (vii) other amendments.
As a result of the Third Amended and Restated Credit Agreement, we recognized $1.9 million of loss on debt redemption in our Condensed Consolidated Statements of Operations. This amount includes $1.5 million of accelerated amortization of original issuance discount related to the term loan A and lender and non-lender fees related to the entire credit facility. Also included in the loss on debt redemption was $0.4 million of non-lender fees incurred in connection with the Third Amended and Restated Credit Agreement. In addition, we incurred $0.7 million of lender and third party fees that are included in the carrying amounts of the outstanding debt under the credit facility. We also capitalized $4.9 million of fees that are included in other assets on our Condensed Consolidated Balance Sheets.
The amortization expense related to original issuance discount and lender and non-lender fees is calculated using the effective interest rate method over the lives of the respective debt instruments. Total amortization expense in 2018 related to the senior secured credit facility was $0.5 million and $2.7 million for the three and nine months ended September 30, 2018, and is included in interest expense in our Condensed Consolidated Statements of Operations.
Lines of Credit
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the Revolving Credit Facility discussed above, and the amounts available under our accounts receivable securitization programs.

(In millions)	September 30, 2018	December 31, 2017
Used lines of credit(1)	$308.3	$23.2
Unused lines of credit	1,060.5	1,108.6
Total available lines of credit(2)	$1,368.8	$1,131.8

(1)	Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.

(2)	Of the total available lines of credit, $1,145.5 million was committed as of September 30, 2018.
Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Third Amended and Restated Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Third Amended and Restated Credit Agreement). We were in compliance with the above financial covenants and limitations at September 30, 2018.

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

Net unrealized after-tax gains/losses related to cash flow hedging activities that were included in AOCI were a loss of less than $1.0 million and a $2.5 million gain for the three and nine months ended September 30, 2018, respectively, and a $1.6 million loss and a $6.1 million loss for the three and nine months ended September 30, 2017, respectively. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $1.0 million of net unrealized gains related to cash flow hedging activities included in AOCI will be reclassified into earnings within the next twelve months.
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
Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At September 30, 2018 and December 31, 2017, we had no outstanding interest rate swaps.
Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the fair value of the debt was $15.7 million ($8.1 million net of tax) as of September 30, 2018, and is reflected in AOCI on our Condensed Consolidated Balance Sheets.
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
For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, changes in fair values of the derivative instruments are recognized in unrealized net gains or loss on derivative instruments for net investment hedge, a component of AOCI, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in other (expense) income, net on the Condensed Consolidated Statements of Operations.
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
The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow		Non-Designated		Total
(In millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivative Assets
Foreign currency forward contracts	$1.0	$0.5	$1.1	$3.6	$2.1	$4.1
Total Derivative Assets	$1.0	$0.5	$1.1	$3.6	$2.1	$4.1

Derivative Liabilities
Foreign currency forward contracts	$(0.1)	$(2.4)	$(3.8)	$(3.3)	$(3.9)	$(5.7)
Total Derivative Liabilities(1)	$(0.1)	$(2.4)	$(3.8)	$(3.3)	$(3.9)	$(5.7)
Net Derivatives(2)	$0.9	$(1.9)	$(2.7)	$0.3	$(1.8)	$(1.6)

(1)	Excludes €400.0 million of euro-denominated debt ($462.6 million equivalent at September 30, 2018 and $474.3 million equivalent at December 31, 2017), designated as a net investment hedge.

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities
(In millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Gross position	$2.1	$4.1	$(3.9)	$(5.7)
Impact of master netting agreements	(0.1)	(0.4)	0.1	0.4
Net amounts recognized on the Condensed Consolidated Balance Sheets	$2.0	$3.7	$(3.8)	$(5.3)

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized on	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	Condensed Consolidated Statements of Operations	2018	2017	2018	2017
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$1.1	$(0.1)	$(0.7)	$0.7
Treasury locks	Interest expense, net	—	—	0.1	0.1
Sub-total cash flow hedges		1.1	(0.1)	(0.6)	0.8
Fair Value Hedges:
Interest rate swaps	Interest expense, net	0.1	0.2	0.4	0.4
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other (expense) income, net	(0.8)	(16.3)	(8.3)	(12.9)
Total		$0.4	$(16.2)	$(8.5)	$(11.7)

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

The following table details the fair value hierarchy of our financial instruments:

	September 30, 2018
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$46.0	$46.0	$—	$—
Derivative financial and hedging instruments net liability:
Foreign currency forward contracts and options	$(1.8)	$—	$(1.8)	$—

	December 31, 2017
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$297.5	$297.5	$—	$—
Derivative financial and hedging instruments net liability:
Foreign currency forward contracts	$(1.6)	$—	$(1.6)	$—

Cash Equivalents
Our cash equivalents at September 30, 2018 and December 31, 2017 consisted of bank time deposits (Level 1). Since these are short-term highly liquid investments with remaining maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.
Derivative Financial Instruments
Our foreign currency forward contracts, foreign currency options, interest rate and currency swaps and cross-currency swaps are recorded at fair value on our Condensed Consolidated Balance Sheets using a discounted cash flow analysis that incorporates observable market inputs. These market inputs include foreign currency spot and forward rates, and various interest rate curves, and are obtained from pricing data quoted by various banks, third party sources and foreign currency dealers involving identical or comparable instruments (Level 2).
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
The table below shows the carrying amounts and estimated fair values of our total debt:

	September 30, 2018		December 31, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A Facility due July 2023(1)	$223.2	$223.2	$222.7	$222.7
6.50% Senior Notes due December 2020	423.9	447.1	423.6	465.1
4.875% Senior Notes due December 2022	420.9	429.1	420.4	451.0
5.25% Senior Notes due April 2023	421.0	431.9	420.4	455.6
4.50% Senior Notes due September 2023(1)	462.6	523.2	474.3	544.4
5.125% Senior Notes due December 2024	421.2	427.7	420.7	456.2
5.50% Senior Notes due September 2025	397.0	407.3	396.7	439.9
6.875% Senior Notes due July 2033	445.5	485.7	445.4	527.3
Other foreign borrowings(1)	154.2	153.0	30.2	30.4
Other domestic borrowings	186.4	186.6	3.6	3.6
Total debt	$3,555.9	$3,714.8	$3,258.0	$3,596.2

(1)	Includes borrowings denominated in currencies other than U.S. dollars.

In addition to the table above, the Company remeasures amounts related to contingent consideration liabilities related to acquisitions and certain equity compensation, that were carried at fair value on a recurring basis in the Condensed Consolidated Financial Statements or for which a fair value measurement was required. Refer to Note 4 “Discontinued Operations, Divestitures and Acquisitions” of the 2017 Annual Form 10-K for information regarding contingent consideration and Note 17 “Stockholders’ (Deficit) Equity,” of the Notes to Condensed Consolidated Financial Statements for share-based compensation.

Note 14 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
The following table shows the components of our net periodic benefit cost (income) for our defined benefit pension plans for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost (income):
Service cost	$—	$1.0	$1.0	$—	$1.7	$1.7
Interest cost	1.6	3.9	5.5	1.6	4.0	5.6
Expected return on plan assets	(2.2)	(7.4)	(9.6)	(2.4)	(7.6)	(10.0)
Amortization of net actuarial loss	0.3	0.6	0.9	0.2	1.4	1.6
Net periodic income	(0.3)	(1.9)	(2.2)	(0.6)	(0.5)	(1.1)
Cost of settlement/curtailment	1.4	0.2	1.6	0.4	0.9	1.3
Total benefit cost (income)	$1.1	$(1.7)	$(0.6)	$(0.2)	$0.4	$0.2

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost (income):
Service cost	$0.1	$3.1	$3.2	$0.1	$5.1	$5.2
Interest cost	4.8	11.7	16.5	5.1	12.0	17.1
Expected return on plan assets	(6.6)	(22.3)	(28.9)	(7.3)	(22.8)	(30.1)
Amortization of net actuarial loss	0.7	1.9	2.6	0.6	4.2	4.8
Net periodic income	(1.0)	(5.6)	(6.6)	(1.5)	(1.5)	(3.0)
Cost of settlement/curtailment	1.4	0.3	1.7	1.2	1.4	2.6
Total benefit cost (income)	$0.4	$(5.3)	$(4.9)	$(0.3)	$(0.1)	$(0.4)

The following table shows the components of our net periodic benefit cost (income) for our other post-retirement employee benefit plans for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Components of net periodic benefit cost (income):
Service costs	$—	$—	$—	$0.1
Interest cost	0.4	0.4	1.1	1.3
Amortization of net prior service cost	—	(0.3)	(0.2)	(1.1)
Amortization of net actuarial loss	—	—	(0.1)	(0.1)
Net periodic benefit cost	0.4	0.1	0.8	0.2
Income of settlement/curtailment	—	(13.5)	—	(13.5)
Total benefit cost (income)	$0.4	$(13.4)	$0.8	$(13.3)

In 2017, the net periodic (income) costs related to Diversey plans were excluded from the tables above. The amounts of the costs charged to discontinued operations were as follows:

(In millions)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Defined benefit pension plans	$(0.1)	$(0.5)
Other employee benefit plans	0.1	0.1
Total income included in discontinued operations	$—	$(0.4)

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of TCJA. SAB 118 provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates and when no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA. We have applied the guidance in SAB 118 when accounting for the enactment-date effects of TCJA. Accordingly, we remeasured U.S. deferred tax assets and liabilities based on the income tax rates at which the deferred tax assets and liabilities are expected to reverse in the future (generally 21.0%), in 2017. This remeasurement resulted in $41.1 million of tax expense for the year ended December 31, 2017. At December 31, 2017, we were not able to reasonably estimate the impact of Transition Tax and therefore our transition tax provision occurred in the first quarter of 2018. For a description of the impact of the TCJA for the year ended December 31, 2017, reference is made to Note 16, “Income Taxes,” of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.

The one-time Transition Tax is based on our total post-1986 earnings and profits ("E&P"), which we had deferred from U.S taxes under prior law. During the nine months ended September 30, 2018, the Company recognized a provisional tax liability of $290.0 million for the Transition Tax. We filed our 2017 U.S. income tax return on October 15, 2018, and expect to complete the accounting for Transition Tax in the fourth quarter of 2018 when the analysis of the tax position is finalized.

For interim tax reporting, we estimate one single effective tax rate for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

Our effective income tax rate was 30.6% and 114.5% for the three and nine months ended September 30, 2018. The difference between the Company’s effective income tax rate and the U.S. statutory rate of 21.0% relates to the provisional amount for Transition Tax associated with the TCJA, withholding taxes, non-deductible expenses, state income taxes, and the effect of the GILTI provision enacted as part of the TCJA, partially offset by the benefits from lapses in statute of limitations on foreign unrecognized tax benefits.

Our effective income tax rate was 41.1% and 86.2% for the three and nine months ended September 30, 2017. The effective income tax rate for the nine months ended September 30, 2017 was higher than our calculated interim rate primarily as a result of distributions of earnings which had previously been determined to be indefinitely reinvested in operations outside the United States. Our change in assertion for these investments was related to distributions in anticipation of the sale of Diversey.

The GILTI provisions, which require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets, are complex and subject to continuing regulatory interpretation by the U.S. Internal Revenue Service ("IRS"). We are required to make an accounting policy election to either (1)

treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factor such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). We have elected to recognize the GILTI as a period expense in the period the tax is incurred. Under this policy, we have not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period. This election increases the annual effective tax rate by approximately 2.5%. We will continue to refine our calculation which may result in changes to this amount.

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

As of September 30, 2018, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.

Note 17 Stockholders’ (Deficit) Equity
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
During the three and nine months ended September 30, 2018, we repurchased 2,959,638 and 13,535,170 shares, for approximately $121.5 million and $603.1 million, respectively. These repurchases were made under privately negotiated, accelerated share repurchase activity or open market transactions in accordance with Rule 10b5-1 of the Securities Act of 1933, as amended and pursuant to the share repurchase program previously authorized by our Board of Directors.
During the three and nine months ended September 30, 2018, share repurchases under open market transactions were 2,959,638 and 12,315,534 shares, for approximately $121.5 million and $523.1 million with an average share price of $41.04 and $42.47, respectively.
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
Dividends
On October 4, 2018, our Board of Directors declared a quarterly cash dividend of $0.16 per common share, which will be paid on December 21, 2018, to stockholders of record at the close of business on December 7, 2018.
On July 13, 2018, our Board of Directors declared a quarterly cash dividend of $0.16 per common share, or $25.1 million, which was paid on September 21, 2018, to stockholders of record at the close of business on September 7, 2018.
The dividends paid in the nine months ended September 30, 2018 were recorded as a reduction to cash and cash equivalents and retained earnings on our Condensed Consolidated Balance Sheets. Our credit facility and our notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Statements of Operations. There is no guarantee that our Board of Directors will declare any further dividends.
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
The table below shows our total share-based incentive compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Total share-based incentive compensation expense(1)	$8.3	$12.3	$22.9	$31.4

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
Note 18 Accumulated Other Comprehensive Income (Loss)

The following table provides details of comprehensive income (loss) for the nine months ended September 30, 2018 and 2017:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Gains (Losses) on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Income (Loss), Net of Taxes
Balance at December 31, 2016	$(276.7)	$(701.9)	$21.0	$8.5	$(949.1)
Other comprehensive income (loss) before reclassifications	175.0	5.5	(64.0)	(9.1)	107.4
Less: amounts reclassified from accumulated other comprehensive income	4.9	—	—	0.9	5.8
Net current period other comprehensive income (loss)	179.9	5.5	(64.0)	(8.2)	113.2
Balance at September 30, 2017(1)	$(96.8)	$(696.4)	$(43.0)	$0.3	$(835.9)

Balance at December 31, 2017	$(103.4)	$(694.4)	$(46.8)	$(0.3)	$(844.9)
Other comprehensive income (loss) before reclassifications	1.7	(40.6)	9.1	1.9	(27.9)
Less: amounts reclassified from accumulated other comprehensive income	1.6	—	—	0.5	2.1
Net current period other comprehensive income (loss)	3.3	(40.6)	9.1	2.4	(25.8)
Balance at September 30, 2018(1)	$(100.1)	$(735.0)	$(37.7)	$2.1	$(870.7)

(1)
The ending balance in AOCI includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $63.6 million and $(52.2) million as of September 30, 2018 and 2017, respectively.

The following table provides detail of amounts reclassified from accumulated other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018(1)	2017(1)	2018(1)	2017(1)	Location of Amount Reclassified from AOCI
Defined benefit pension plans and other post-employment benefits:
Prior service costs	$—	$0.4	$0.2	$1.3
Actuarial losses	(0.9)	(2.8)	(2.5)	(8.3)
Total pre-tax amount	(0.9)	(2.4)	(2.3)	(7.0)	Other (expense) income, net
Tax benefit	0.3	1.0	0.7	2.1
Net of tax	(0.6)	(1.4)	(1.6)	(4.9)
Net gains (losses) on cash flow hedging derivatives:
Foreign currency forward contracts	1.1	(0.1)	(0.7)	1.8	(2) Other (expense) income, net
Interest rate and currency swaps	—	(2.3)	—	(3.4)	Interest expense, net and Other (expense) income, net
Treasury locks	—	—	0.1	0.1	(2) Interest expense, net
Total pre-tax amount	1.1	(2.4)	(0.6)	(1.5)
Tax benefit (expense)	(0.3)	0.8	0.1	0.6
Net of tax	0.8	(1.6)	(0.5)	(0.9)
Total reclassifications for the period	$0.2	$(3.0)	$(2.1)	$(5.8)

(1)	Amounts in parenthesis indicate changes to earnings (loss).

(2)
These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 12, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements for additional details.

Note 19 Other (Expense) Income, Net
The following table provides details of other (expense) income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net foreign exchange transaction loss	$(4.2)	$(0.3)	$(17.9)	$(7.8)
Bank fee expense	(1.6)	(1.4)	(4.0)	(4.6)
Net gain (loss) on disposals of business and property and equipment	(1.6)	(0.9)	(1.0)	1.3
Pension income other than service costs	0.5	14.5	5.7	15.9
Other, net	(2.5)	(0.1)	(3.1)	(0.1)
Other (expense) income, net	$(9.4)	$11.8	$(20.3)	$4.7

Note 20 Net Earnings (Loss) Per Common Share
The following table shows the calculation of basic and diluted net earnings (loss) per common share under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Basic Net Earnings (Loss) Per Common Share:
Numerator:
Net earnings (loss)	$79.0	$787.5	$(7.2)	$848.4
Distributed and allocated undistributed net earnings to unvested restricted stockholders	(0.4)	(5.0)	(0.4)	(5.3)
Distributed and allocated undistributed net earnings (loss)	78.6	782.5	(7.6)	843.1
Distributed net earnings - dividends paid to common stockholders	(25.0)	(30.1)	(76.9)	(91.5)
Allocation of undistributed net earnings (loss) to common stockholders	$53.6	$752.4	$(84.5)	$751.6
Denominator:
Weighted average number of common shares outstanding - basic	157.2	186.9	160.8	190.9
Basic net earnings per common share:
Distributed net earnings	$0.16	$0.16	$0.48	$0.48
Allocated undistributed net earnings (loss) to common stockholders	0.34	4.03	(0.53)	3.94
Basic net earnings (loss) per common share	$0.50	$4.19	$(0.05)	$4.42
Diluted Net Earnings (Loss) Per Common Share:
Numerator:
Distributed and allocated undistributed net earnings (loss)	$78.6	$782.5	$(7.6)	$843.1
Add: Allocated undistributed net earnings to unvested restricted stockholders	0.3	4.8	—	4.8
Less: Undistributed net earnings reallocated to unvested restricted stockholders	(0.3)	(4.8)	—	(4.8)
Net earnings (loss) available to common stockholders - diluted	$78.6	$782.5	$(7.6)	$843.1
Denominator:
Weighted average number of common shares outstanding - basic	157.2	186.9	160.8	190.9
Effect of contingently issuable shares	0.1	0.7	—	0.7
Effect of unvested restricted stock units	0.3	0.7	—	0.7
Weighted average number of common shares outstanding - diluted under two-class	157.6	188.3	160.8	192.3
Effect of unvested restricted stock - participating security	0.4	0.6	—	0.6
Weighted average number of common shares outstanding - diluted under treasury stock	158.0	188.9	160.8	192.9
Diluted net earnings (loss) per common share	$0.50	$4.15	$(0.05)	$4.37

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

Highlights of Financial Performance
Below are the highlights of our financial performance for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except per share amounts)	2018	2017	Change	2018	2017	Change
Net sales	$1,186.2	$1,131.3	4.9%	$3,472.4	$3,233.8	7.4%
Gross profit	$365.5	$360.7	1.3%	1,103.0	$1,039.6	6.1%
As a % of net sales	30.8%	31.9%		31.8%	32.1%
Operating profit	$163.2	$143.5	13.7%	$490.9	$413.0	18.9%
As a % of net sales	13.8%	12.7%		14.1%	12.8%
Net earnings (loss) from continuing operations	$75.6	$62.5	21.0%	$(49.1)	$37.8	#
Gain on sale of discontinued operations, net of tax	3.4	699.3	(99.5)%	41.9	699.3	(94.0)%
Net earnings from discontinued operations, net of tax	—	25.7	#	—	111.3	#
Net earnings (loss)	$79.0	$787.5	(90.0)%	$(7.2)	$848.4	#
Basic:
Continuing operations	$0.48	$0.33	45.5%	$(0.31)	$0.20	#
Discontinued operations	0.02	3.86	(99.5)%	0.26	4.22	(93.8)%
Net earnings (loss) per common share - basic	$0.50	$4.19	(88.1)%	$(0.05)	$4.42	#
Diluted:
Continuing operations	$0.48	$0.33	45.5%	$(0.31)	$0.19	#
Discontinued operations	0.02	3.82	(99.5)%	0.26	4.18	(93.8)%
Net earnings (loss) per common share - diluted	$0.50	$4.15	(88.0)%	$(0.05)	$4.37	#
Weighted average numbers of common shares outstanding:
Basic	157.2	186.9		160.8	190.9
Diluted	158.0	188.9		160.8	192.9
Non-U.S. GAAP Adjusted EBITDA from continuing operations(1)	$218.9	$216.8	1.0%	$641.2	$595.0	7.8%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$0.61	$0.46	32.6%	$1.76	$1.24	41.9%

#	Denotes a variance greater than or equal to 100%, or not meaningful.

(1)
See Note 5, “Segments,” of the Notes to Condensed Consolidated Financial Statements for a reconciliation of net earnings (loss) from continuing operations to non-U.S. GAAP Adjusted EBITDA from continuing operations.

(2)	See “Diluted Net Earnings (Loss) per Common Share” for a reconciliation of our EPS from continuing operations to our non-U.S. GAAP adjusted EPS from continuing operations.

Diluted Net Earnings (Loss) per Common Share
The following table presents a reconciliation of our EPS from continuing operations to non-U.S. GAAP adjusted EPS from continuing operations.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
U.S. GAAP net earnings (loss) and diluted EPS from continuing operations(1)	$75.6	$0.48	$62.5	$0.33	$(49.1)	$(0.31)	$37.8	$0.19
Special Items(2)	20.5	0.13	24.1	0.13	333.0	2.07	201.7	1.05
Non-U.S. GAAP adjusted net earnings and adjusted diluted EPS from continuing operations	$96.1	$0.61	$86.6	$0.46	$283.9	$1.76	$239.5	$1.24
Weighted average number of common shares outstanding - Diluted		158.0		188.9		160.8		192.9

(1)	Net earnings per common share are calculated under the two-class method.

(2)	Special Items include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
Special Items:
Restructuring and other charges	$(6.6)	$(6.2)	$(22.3)	$(9.2)
Other restructuring associated costs	(0.7)	(2.9)	(2.5)	(12.7)
Debt modification/extinguishment costs	(1.5)	—	(1.9)	—
Charges related to acquisition and divestiture activity	(4.8)	(6.7)	(10.0)	(4.8)
Charges incurred due to the sale of Diversey	(8.7)	(13.7)	(21.3)	(47.6)
Gain from class-action litigation settlement	—	—	12.6	—
Settlement/curtailment benefits related to retained Diversey retirement plans	—	13.5	—	13.5
Other Special Items(i)	(1.8)	(2.8)	(3.3)	(0.2)
Pre-tax impact of Special Items	(24.1)	(18.8)	(48.7)	(61.0)
Tax impact of Special Items and Tax Special Items(ii)	3.6	(5.3)	(284.3)	(140.7)
Net impact of Special Items	$(20.5)	$(24.1)	$(333.0)	$(201.7)
Weighted average number of common shares outstanding - Diluted	158.0	188.9	160.8	192.9
Loss per share impact from Special Items	$(0.13)	$(0.13)	$(2.07)	$(1.05)

(i)
Other Special Items for the three and nine months ended September 30, 2018, primarily included fees related to professional services. Other Special Items for the three and nine months ended September 30, 2017, primarily included transaction fees related to various divestitures and acquisitions.

(ii)	Refer to Note 1 to the table below for a description of Special Items related to tax.
Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
U.S. GAAP Earnings before income tax provision from continuing operations	$109.0	$106.2	$339.3	$274.3
Pre-tax impact of Special Items	24.1	18.8	48.7	61.0
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$133.1	$125.0	$388.0	$335.3

U.S. GAAP Income tax provision from continuing operations	$33.4	$43.7	$388.4	$236.5
Tax Special Items(1)	(1.1)	(0.4)	(295.0)	(150.3)
Tax impact of Special Items	4.7	(4.9)	10.7	9.6
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$37.0	$38.4	$104.1	$95.8

U.S. GAAP Effective income tax rate	30.6%	41.1%	114.5%	86.2%
Non-U.S. GAAP Adjusted income tax rate	27.8%	30.7%	26.8%	28.6%

(1)
For the nine months ended September 30, 2018, the Tax Special Items included $290 million of provisional tax expense for one-time tax on unrepatriated foreign earnings pursuant to the TCJA. For the nine months ended September 30, 2017, the Tax Special Items included $145 million of tax expense recorded in accordance with the sale of Diversey. Refer to Note 15, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements for additional information.

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
The following table presents the approximate favorable or (unfavorable) impact foreign currency translation had on some of our Condensed Consolidated Financial Results from continuing operations:

(In millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net sales	$(38.8)	$4.4
Cost of sales	27.4	(2.5)
Selling, general and administrative expenses	4.1	(3.7)
Net earnings	(1.6)	1.7
Adjusted EBITDA	(7.1)	0.6

Net Sales by Geographic Region

The following tables present the components of the change in net sales by geographic region for the three and nine months ended September 30, 2018 compared with 2017. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar” and the change in net sales excluding acquisitions and divestitures and the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as "organic." We believe using constant dollar and organic measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates and eliminates large fluctuations due to acquisitions or divestitures.

	Three Months Ended September 30,
(In millions)	North America		EMEA		Latin America		APAC		Total
2017 Net Sales	$623.2	55.1%	$247.9	21.9%	$101.4	9.0%	$158.8	14.0%	$1,131.3
Volume - Units	(4.4)	(0.7)%	4.0	1.6%	7.5	7.4%	3.8	2.4%	10.9	1.0%
Price/mix(1)	23.1	3.7%	1.5	0.6%	16.1	15.9%	(0.3)	(0.2)%	40.4	3.6%
Total organic change (non-U.S. GAAP)	18.7	3.0%	5.5	2.2%	23.6	23.3%	3.5	2.2%	51.3	4.6%
Acquisition	17.0	2.7%	—	—%	0.5	0.5%	24.9	15.7%	42.4	3.7%
Total constant dollar change (non-U.S. GAAP)	35.7	5.7%	5.5	2.2%	24.1	23.8%	28.4	17.9%	93.7	8.3%
Foreign currency translation	(1.4)	(0.2)%	(6.2)	(2.5)%	(23.6)	(23.3)%	(7.6)	(4.8)%	(38.8)	(3.4)%
Total change (U.S. GAAP)	34.3	5.5%	(0.7)	(0.3)%	0.5	0.5%	20.8	13.1%	54.9	4.9%

2018 Net Sales	$657.5	55.4%	$247.2	20.8%	$101.9	8.6%	$179.6	15.1%	$1,186.2

	Nine Months Ended September 30,
(In millions)	North America		EMEA		Latin America		APAC		Total
2017 Net Sales	$1,777.9	55.0%	$706.7	21.9%	$294.2	9.1%	$455.0	14.1%	$3,233.8
Volume - Units	(0.7)	—%	14.8	2.1%	25.2	8.6%	9.9	2.2%	49.2	1.5%
Price/mix(1)	66.8	3.8%	8.4	1.2%	23.7	8.1%	(1.1)	(0.2)%	97.8	3.0%
Total organic change (non-U.S. GAAP)	66.1	3.8%	23.2	3.3%	48.9	16.7%	8.8	2.0%	147.0	4.5%
Acquisitions	20.8	1.2%	—	—%	1.4	0.5%	65.0	14.3%	87.2	2.7%
Total constant dollar change (non-U.S. GAAP)	86.9	5.0%	23.2	3.3%	50.3	17.2%	73.8	16.3%	234.2	7.2%
Foreign currency translation	1.7	0.1%	37.0	5.2%	(36.8)	(12.5)%	2.5	0.5%	4.4	0.1%
Total change (U.S. GAAP)	88.6	5.1%	60.2	8.5%	13.5	4.7%	76.3	16.8%	238.6	7.3%

2018 Net Sales	$1,866.5	53.8%	$766.9	22.1%	$307.7	8.9%	$531.3	15.3%	$3,472.4

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

Net Sales by Segment
The following tables present the components of change in net sales by reportable segment for the three and nine months ended September 30, 2018 compared with 2017. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar” and the change in net sales excluding acquisitions and divestitures and the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as "organic." We believe using constant dollar and organic measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates and eliminations large fluctuations due to acquisitions or divestitures.

	Three Months Ended September 30,
(In millions)	Food Care		Product Care		Total Company
2017 Net Sales	$716.0	63.3%	$415.3	36.7%	$1,131.3
Volume - Units	19.2	2.7%	(8.3)	(2.0)%	10.9	1.0%
Price/mix(1)	25.1	3.5%	15.3	3.7%	40.4	3.6%
Total organic change (non-U.S. GAAP)	44.3	6.2%	7.0	1.7%	51.3	4.6%
Acquisition	—	—%	42.4	10.2%	42.4	3.7%
Total constant dollar change (non-U.S. GAAP)	44.3	6.2%	49.4	11.9%	93.7	8.3%
Foreign currency translation	(33.1)	(4.6)%	(5.7)	(1.4)%	(38.8)	(3.4)%
Total change (U.S. GAAP)	11.2	1.6%	43.7	10.5%	54.9	4.9%

2018 Net Sales	$727.2	61.3%	$459.0	38.7%	$1,186.2

	Nine Months Ended September 30,
(In millions)	Food Care		Product Care		Total Company
2017 Net Sales	$2,051.1	63.4%	$1,182.7	36.5%	$3,233.8
Volume - Units	45.2	2.2%	4.0	0.3%	49.2	1.5%
Price/mix(1)	53.0	2.6%	44.8	3.8%	97.8	3.0%
Total organic change (non-U.S. GAAP)	98.2	4.8%	48.8	4.1%	147.0	4.5%
Acquisitions	—	—%	87.2	7.4%	87.2	2.7%
Total constant dollar change (non-U.S.GAAP)	98.2	4.8%	136.0	11.5%	234.2	7.2%
Foreign currency translation	(12.8)	(0.6)%	17.2	1.5%	4.4	0.1%
Total change (U.S. GAAP)	85.4	4.2%	153.2	13.0%	238.6	7.3%

2018 Net Sales	$2,136.5	61.5%	$1,335.9	38.5%	$3,472.4

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

Food Care
Three Months Ended September 30, 2018 Compared With the Same Period of 2017
As reported, net sales increased $11 million, or 1% in 2018 compared with 2017. On a constant dollar basis, net sales increased $44 million, or 6% in 2018 compared with 2017 primarily due to the following:

•	favorable price/mix of $25 million, primarily in Latin America and North America; and

•	higher unit volumes of $19 million across all regions.

Nine Months Ended September 30, 2018 Compared With the Same Period of 2017
As reported, net sales increased $85 million, or 4%, in 2018 compared to 2017. On a constant dollar basis, net sales increased $98 million, or 5%, in 2018 compared with 2017 primarily due to the following:

•	favorable price/mix of $53 million, primarily in North America and Latin America; and

•	higher unit volumes of $45 million across all regions.

Product Care
Three Months Ended September 30, 2018 Compared With the Same Period of 2017
As reported, net sales increased $44 million, or 11%, in 2018 as compared to 2017. On a constant dollar basis, net sales increased $49 million, or 12%, in 2018 compared with 2017 primarily due to the following:

•	$42 million related to an increase in sales due to the acquisitions of Fagerdala and AFP; and

•	favorable price/mix of $15 million, primarily in North America.
These were partially offset by:

•	lower unit volumes of $8 million.
Nine Months Ended September 30, 2018 Compared With the Same Period of 2017
As reported, net sales increased $153 million, or 13%, in 2018 as compared to 2017. On a constant dollar basis, net sales increased $136 million, or 12%, in 2018 compared with 2017 primarily due to the following:

•	$87 million related to an increase in sales due to the acquisitions of Fagerdala and AFP;

•	favorable price/mix of $45 million, primarily in North America; and

•	higher unit volumes of $10 million across EMEA, Latin America and APAC.
These were partially offset by:

•	lower unit volumes of $6 million in North America.

Cost of Sales
Cost of sales for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2018	2017	Change	2018	2017	Change
Net sales	$1,186.2	$1,131.3	4.9%	$3,472.4	$3,233.8	7.4%
Cost of sales	820.7	770.6	6.5%	2,369.4	2,194.2	8.0%
As a % of net sales	69.2%	68.1%		68.2%	67.9%

Three Months Ended September 30, 2018 Compared With the Same Period of 2017
As reported, cost of sales increased by $50 million, or 7%, in 2018 as compared to 2017. Cost of sales was impacted by favorable foreign currency translation of $27 million. On a constant dollar basis, cost of sales increased $77 million, or 10%, primarily due to higher raw material costs on increased sales volumes, freight costs and operational investments to support growth.
Nine Months Ended September 30, 2018 Compared With the Same Period of 2017

As reported, cost of sales increased by $175 million, or 8%, in 2018 as compared to 2017. Cost of sales was impacted by unfavorable foreign currency translation of $2 million. On a constant dollar basis, cost of sales increased $173 million, or 8%, primarily due to higher raw material costs on increased sales volumes, freight costs and operational investments to support growth.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (SG&A) for the three and nine months ended September 30, 2018 and 2017 are included in the table below.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2018	2017	Change	2018	2017	Change
Selling, general and administrative expenses	$192.1	$207.9	(7.6)%	$578.9	$608.2	(4.8)%
As a % of net sales	16.2%	18.4%		16.7%	18.8%

Three Months Ended September 30, 2018 Compared With the Same Period of 2017
As reported, SG&A expenses decreased by $16 million, or 8%, in 2018 as compared to 2017. SG&A expenses were impacted by favorable foreign currency translation of $4 million. On a constant dollar basis, SG&A expenses decreased $12 million, or 6%. This is primarily driven by higher costs in the prior year due to the sale of Diversey as well as actions to address stranded costs.

Nine Months Ended September 30, 2018 Compared With the Same Period of 2017

As reported, SG&A expenses decreased by $29 million, or 5%, in 2018 as compared to 2017. SG&A expenses were impacted by unfavorable foreign currency translation of $4 million. On a constant dollar basis, SG&A expenses decreased $33 million, or 5%. This is primarily driven by higher costs in the prior year due to the sale of Diversey as well as actions to address stranded costs.

Amortization Expense of Intangible Assets Acquired
Amortization expense of intangible assets acquired for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2018	2017	Change	2018	2017	Change
Amortization expense of intangible assets acquired	$3.6	$3.1	16.1%	$10.9	$9.2	18.5%
As a % of net sales	0.3%	0.3%		0.3%	0.3%

The increase in amortization expense of intangibles for the three and nine months ended September 30, 2018 was primarily related to the acquisition of Fagerdala.

Restructuring Activities
See Note 10, “Restructuring Activities,” of the Notes to Condensed Consolidated Financial Statements for additional details regarding each of the Company’s restructuring programs discussed below, restructuring plan’s accrual, spending and other activity for the three and nine months ended September 30, 2018.
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
The Program is estimated to generate incremental cost savings of $130 million to $150 million per annum (which includes approximately $90 million related to Sealed Air's continuing operations) by the end of 2020, compared with the savings run rate achieved by the end of 2015. To date, Sealed Air has recognized $65 million of savings included in continuing operations. The Company expects to achieve approximately $40 million of savings in continuing operations in 2018.

For the three and nine months ended September 30, 2018, the Program generated cost savings of $11 million and $31 million, respectively, primarily in selling, general and administration expenses.
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
Interest expense, net for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2018	2017	Change	2018	2017	Change
Interest expense on our various debt instruments:
Term Loan A due July 2017	$—	$0.5	$(0.5)	$—	$3.6	$(3.6)
Term Loan A due July 2023(1)	2.1	5.8	(3.7)	6.8	16.7	(9.9)
Revolving credit facility due July 2023(1)	0.4	0.6	(0.2)	1.6	1.8	(0.2)
6.50% Senior Notes due December 2020	7.1	7.1	—	21.1	21.0	0.1
4.875% Senior Notes due December 2022	5.4	5.4	—	16.1	16.1	—
5.25% Senior Notes due April 2023	5.8	5.8	—	17.3	17.3	—
4.50% Senior Notes due September 2023	5.4	5.5	(0.1)	16.5	15.5	1.0
5.125% Senior Notes due December 2024	5.6	5.6	—	16.8	16.7	0.1
5.50% Senior Notes due September 2025	5.6	5.6	—	16.8	16.7	0.1
6.875% Senior Notes due July 2033	7.8	7.8	—	23.3	23.3	—
Other interest expense	3.9	4.3	(0.4)	12.6	8.0	4.6
Less: capitalized interest	(1.3)	—	(1.3)	(5.0)	(3.0)	(2.0)
Less: interest income	(3.0)	(4.9)	1.9	(12.6)	(10.3)	(2.3)
Total	$44.8	$49.1	$(4.3)	$131.3	$143.4	$(12.1)

(1)	On July 12, 2018, the Company and certain of its subsidiaries entered into the Third Amended and Restated Credit Agreement, see Note 11, "Debt and Credit Facilities," for further details.

Other (Expense) Income, Net
See Note 19, “Other (Expense) Income, Net,” of the Notes to Condensed Consolidated Financial Statements for the components and discussion of other (expense) income, net.
Income Taxes
Our effective income tax rate for the three and nine months ended September 30, 2018 was 30.6% and 114.5%, respectively. The difference between the Company’s effective income tax rate and the U.S. statutory rate of 21% relates to the provisional amount for Transition Tax associated with the TCJA, non-deductible expenses, state income taxes, and the effect of the global intangible low-taxed income (“GILTI”) provision enacted as part of the TCJA. Tax expense reflects $290 million of discrete expense for the provisional tax estimate under SAB 118 related to the one-time mandatory tax on previously deferred foreign earnings of U.S subsidiaries under TCJA. The 2018 effective tax rate includes the benefit of a lower U.S. corporate income tax rate of 21% partially offset by a new minimum tax on certain non-U.S. earnings.
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

As a result of the uncertainty in predicting these items, it is possible that the actual effective tax rate used for financial reporting purposes will change in future periods.
Our effective income tax rate for the three and nine months ended September 30, 2017 was 41.1% and 86.2%, respectively. The effective income tax rate for the nine months ended September 30, 2017 was higher than our calculated interim rate primarily as a result of distributions of earnings which had previously been determined to be indefinitely reinvested in operations outside the United States. Our change in assertion for these investments was related to distributions in anticipation of the sale of Diversey.
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
There was a negligible change in our valuation allowances for the nine months ended September 30, 2018.
We reported a net decrease in unrecognized tax benefits in the nine months ended September 30, 2018 of $13 million primarily related to statute of limitations lapses in foreign jurisdictions. Interest and penalties on tax assessments are included in income tax expense.
Net Earnings (Loss) from Continuing Operations
Net earnings (loss) for the three and nine months ended September 30, 2018 and 2017 are included in the table below.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2018	2017	Change	2018	2017	Change
Net earnings (loss) from continuing operations	$75.6	$62.5	21.0%	$(49.1)	$37.8	(229.9)%
Three Months Ended September 30, 2018 Compared With the Same Period of 2017

For the three months ended September 30, 2018, net earnings was unfavorably impacted by $21 million of Special Items. Special Items were primarily related to charges related to the sale of Diversey of $9 million ($7 million, net of taxes), restructuring and other restructuring associated costs of $7 million ($7 million, net of taxes) and losses related to acquisition and divestiture activities of $5 million ($4 million net of taxes).
For the three months ended September 30, 2017, net earnings was unfavorably impacted by $24 million of Special Items. Special Items were primarily related to restructuring and other restructuring associated costs of $9 million ($7 million, net of taxes) and losses related to sale of various businesses and property and equipment of $7 million ($5 million net of taxes).
Nine Months Ended September 30, 2018 Compared With the Same Period of 2017
For the nine months ended September 30, 2018, net loss was unfavorably impacted by $333 million of Special Items, including $290 million of provisional tax expense for the one-time tax on unrepatriated foreign earnings pursuant to the TCJA. In addition, net loss was unfavorably impacted by Special Items expenses primarily related to restructuring and other restructuring associated costs of $25 million ($21 million, net of taxes), charges related to the sale of Diversey of $21 million ($16 million net of taxes) and losses related to acquisition and divestiture activities of $10 million ($8 million net of taxes), partially offset by gain on class-action litigation proceeds of $13 million ($10 million net of taxes).

For the nine months ended September 30, 2017, net earnings was unfavorably impacted by $202 million of Special Items, including $145 million of tax expense recorded related to the sale of Diversey. In addition, net earnings was unfavorably impacted by Special Items expenses primarily related to charges related to the sale of Diversey of $34 million ($22 million net of taxes) and restructuring and other restructuring associated costs of $22 million ($18 million, net of taxes) and losses related to sale of various businesses and property and equipment of $5 million ($3 million net of taxes).

Net Earnings from Discontinued Operations
See Note 4, “Discontinued Operations, Divestitures and Acquisitions,” of the Notes to Condensed Consolidated Financial Statements for the components and discussion of net earnings from discontinued operations.
Adjusted EBITDA by Segment
We allocate and disclose depreciation and amortization expense to our segments, although depreciation and amortization are not included in the segment performance metric Adjusted EBITDA. We also allocate and disclose restructuring and other charges and impairment of goodwill and other intangible assets by segment, although they are not included in the segment performance metric Adjusted EBITDA since restructuring and other charges and impairment of goodwill and other intangible assets are categorized as Special Items. The accounting policies of the reportable segments and Corporate are the same as those applied to the Condensed Consolidated Financial Statements. Refer to "Non-U.S. GAAP Information" for additional details on the use and calculation of our non-U.S. GAAP measures presented below.
See Note 5, “Segments,” of the Notes to Condensed Consolidated Financial Statements for the reconciliation of U.S. GAAP net earnings (loss) from continuing operations to non-U.S. GAAP Adjusted EBITDA and other segment details.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2018	2017	Change	2018	2017	Change
Food Care	$145.4	$139.6	4.2%	$415.5	$393.4	5.6%
Adjusted EBITDA Margin	20.0%	19.5%		19.4%	19.2%
Product Care	76.4	77.9	(1.9)%	233.3	210.6	10.8%
Adjusted EBITDA Margin	16.6%	18.8%		17.5%	17.8%
Corporate	(2.9)	(0.7)	314.3%	(7.6)	(9.0)	(15.6)%
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$218.9	$216.8	1.0%	$641.2	$595.0	7.8%
Adjusted EBITDA Margin	18.5%	19.2%		18.5%	18.4%
The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment in the three and nine months ended September 30, 2018 as compared with the prior period.

Food Care
Three Months Ended September 30, 2018 Compared With the Same Period of 2017
On a reported basis, Adjusted EBITDA increased $6 million in 2018 as compared to the same period in 2017. Adjusted EBITDA was impacted by unfavorable foreign currency translation of less than $8 million. On a constant dollar basis, Adjusted EBITDA increased $13 million, or 10%, in 2018 compared with the same period in 2017 primarily due to the impact of:

•	favorable mix and price/cost spread of $11 million;

•	restructuring savings of $7 million; and

•	positive volume trends of $7 million.
These were partially offset by:

•	higher non-material manufacturing costs and direct costs of $12 million, including inflation and investments to support business growth.
Nine Months Ended September 30, 2018 Compared With the Same Period of 2017
On a reported basis, Adjusted EBITDA increased $22 million in 2018 as compared to the same period in 2017. Adjusted EBITDA was impacted by unfavorable foreign currency translation of $5 million. On a constant dollar basis, Adjusted EBITDA increased $27 million, or 7%, in 2018 compared with the same period in 2017 primarily due to the impact of:

•	$21 million of restructuring savings;

•	favorable mix and price/cost spread of $17 million; and

•	positive volume trends of $16 million.
These were partially offset by:

•	higher non-material manufacturing costs and direct costs of $27 million, including inflation and investments to support business growth.
Product Care
Three Months Ended September 30, 2018 Compared With the Same Period of 2017
On a reported basis, Adjusted EBITDA decreased $2 million in 2018 as compared to the same period in 2017. Adjusted EBITDA was impacted by unfavorable foreign currency translation of less than $1 million. On a constant dollar basis, Adjusted EBITDA decreased less than $1 million, or 1%, in 2018 compared with the same period in 2017 primarily as a result of:

•
higher costs of $7 million primarily driven by higher non-material manufacturing costs and direct costs including inflation and investments to support business growth offset by income from the acquisition of Fagerdala and AFP; and

•	lower volume of $3 million.
These were partially offset by:

•	favorable mix and price/cost spread of $6 million; and

•	restructuring savings of $3 million.
Nine Months Ended September 30, 2018 Compared With the Same Period of 2017
On a reported basis, Adjusted EBITDA increased $23 million in 2018 as compared to the same period in 2017. Adjusted EBITDA was impacted by favorable foreign currency translation of $4 million. On a constant dollar basis, Adjusted EBITDA increased $19 million, or 9%, in 2018 compared with the same period in 2017 primarily as a result of:

•	favorable price/cost spread of $15 million;

•	$10 million of restructuring savings; and

•	positive volume trends of $2 million.
This was partially offset by:

•
higher costs of $8 million primarily driven by higher non-material manufacturing costs and direct costs including inflation and investments to support business growth offset by income from the acquisition of Fagerdala and AFP.

Corporate
Three Months Ended September 30, 2018 Compared With the Same Period of 2017

The decrease in Corporate Adjusted EBITDA by $2 million on an as reported basis and $4 million on a constant dollar basis in the three months ended September 30, 2018 compared to the same period in 2017 was primarily driven by foreign currency losses.

Nine Months Ended September 30, 2018 Compared With the Same Period of 2017

Corporate Adjusted EBITDA increased by $1 million on an as reported basis and was flat on a constant dollar basis in the nine months ended September 30, 2018 as compared with the same period in 2017.
Reconciliation of U.S. GAAP Net Earnings (Loss) from Continuing Operations to non-U.S. GAAP Total Company Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net earnings (loss) from continuing operations	$75.6	$62.5	$(49.1)	$37.8
Interest expense, net	(44.8)	(49.1)	(131.3)	(143.4)
Income tax provision	33.4	43.7	388.4	236.5
Depreciation and amortization(1)	(41.1)	(42.7)	(122.3)	(116.3)
Depreciation and amortization adjustments	0.1	—	0.4	—
Special Items:
Restructuring and other charges(2)	(6.6)	(6.2)	(22.3)	(9.2)
Other restructuring associated costs	(0.7)	(2.9)	(2.5)	(12.7)
Debt modification/extinguishment costs	(1.5)	—	(1.9)	—
Charges related to acquisition and divestiture activity	(4.8)	(6.7)	(10.0)	(4.8)
Charges incurred due to the sale of Diversey	(8.7)	(13.7)	(21.3)	(47.6)
Gain from class-action litigation settlement	—	—	12.6	—
Settlement/curtailment benefits related to retained Diversey retirement plans	—	13.5	—	13.5
Other Special Items(3)	(1.8)	(2.8)	(3.3)	(0.2)
Pre-tax impact of Special Items	(24.1)	(18.8)	(48.7)	(61.0)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$218.9	$216.8	$641.2	$595.0

(1)	Depreciation and amortization by segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Food Care	$25.6	$29.8	$79.8	$80.3
Product Care	15.5	12.9	42.5	36.0
Total Company depreciation and amortization(i)	$41.1	$42.7	$122.3	$116.3

(i)
Includes share-based incentive compensation of $8 million and $24 million for the three and nine months ended September 30, 2018, respectively, and $12 million and $31 million for three and nine months ended September 30, 2017, respectively.

(2)	Restructuring and other charges by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Food Care	$2.3	$3.9	$8.4	$5.8
Product Care	4.3	2.3	13.9	3.4
Total Company restructuring and other charges	$6.6	$6.2	$22.3	$9.2

(3)
Other Special Items for the three and nine months ended September 30, 2018, primarily included fees related to professional services. Other Special Items for the three and nine months ended September 30, 2017, primarily included transaction fees related to various divestitures and acquisitions.

Liquidity and Capital Resources
Principal Sources of Liquidity
Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our existing lines of credit, including our Third Amended and Restated Credit Agreement, and our accounts receivable securitization programs. Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, dividends, share repurchases, debt service obligations, restructuring expenses and other long-term liabilities. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above in the next twelve months.
As of September 30, 2018, we had cash and cash equivalents of $191 million, of which approximately $126 million, or 66%, was located outside of the U.S. As of September 30, 2018, we did not have any cash trapped outside of the U.S. Our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that in the near term cash located outside of the U.S. will be needed to satisfy its obligations, dividends and other demands for cash in the U.S.
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

(In millions)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$191.3	$594.0

See “Analysis of Historical Cash Flows” below.
Accounts Receivable Securitization Programs
At September 30, 2018 we had $146 million available to us under the U.S. and European programs of which we had $84 million amounts outstanding under the European program. At December 31, 2017, we had $156 million available to us under the programs of which we had no amounts outstanding. See Note 9, “Accounts Receivable Securitization Programs,” of the Notes to Condensed Consolidated Financial Statements for information concerning these programs.
Lines of Credit
As of September 30, 2018, we had a $1.0 billion revolving credit facility and $212 million of outstanding borrowings under the facility. As of December 31, 2017, we had a $700 million revolving credit facility and no outstanding borrowings under the facility. In July 2018, we amended and restated our senior secured credit facility, including the revolving credit facility. See Note 11, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.
There was $12 million and $23 million outstanding under various lines of credit extended to our subsidiaries at September 30, 2018 and December 31, 2017, respectively. See Note 11, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.

Covenants
At September 30, 2018, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 11, “Debt and Credit Facilities”, of the Notes to Condensed Consolidated Financial Statements for further details.
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
Outstanding Indebtedness
At September 30, 2018 and December 31, 2017, our total debt outstanding consisted of the amounts set forth in the following table.

(In millions)	September 30, 2018	December 31, 2017
Short-term borrowings	$308.3	$25.3
Current portion of long-term debt	5.1	2.2
Total current debt	313.4	27.5
Total long-term debt, less current portion(1)	3,242.5	3,230.5
Total debt	3,555.9	3,258.0
Less: Cash and cash equivalents	(191.3)	(594.0)
Net Debt	$3,364.6	$2,664.0

(1)	Amounts are net of unamortized discounts and debt issuance costs of $25 million as September 30, 2018 and $30 million as of December 31, 2017.

See Note 11, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.

Analysis of Historical Cash Flow
The following table shows the changes in our Condensed Consolidated Statements of Cash Flows in the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
(In millions)	2018	2017
Net cash provided by operating activities	$150.0	$332.5
Net cash (used in) provided by investing activities	(211.2)	1,876.9
Net cash used in financing activities	(334.2)	(1,245.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(7.3)	(18.9)

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(In millions)	2018	2017	Change
Cash flow provided by operating activities	$150.0	$332.5	$(182.5)
Capital expenditures	(114.8)	(126.5)	11.7
Free cash flow(1)	$35.2	$206.0	$(170.8)

(1)
Free cash flow was $80 million in 2018 excluding the payment of charges related to the sale of Diversey and efforts to address related stranded costs of $45 million and $267 million in 2017 excluding the payment of charges related to the sale of Diversey of $61 million.

Net Cash Provided by Operating Activities
Nine Months Ended September 30, 2018
Net cash provided by operating activities of $150 million in the nine months ended September 30, 2018 was primarily attributable to:

•
$7 million of net loss, which included an increase of $174 million of non-cash adjustments to reconcile net loss to net cash provided by operating activities, primarily attributable to an increase in deferred taxes, depreciation and amortization, share-based incentive compensation expenses and profit sharing expenses; and

•
$83 million of changes in other liabilities and assets. This activity reflects an increase of provisional tax expense for one-time tax on unrepatriated foreign earnings pursuant to the TCJA partially offset by a one-time payment in lieu of certain future royalty payments and the timing of incentive compensation payments.

These were partially offset by:

•
$99 million of changes in working capital, as a result of an increase in inventory and accounts receivable partially offset by increases in accounts payable. This activity reflects the timing of inventory purchases and an increase in inventory stock due to an increase in sales year over year.

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

Net Cash (Used In) Provided by Investing Activities
Nine Months Ended September 30, 2018
Net cash used in investing activities of $211 million in the nine months ended September 30, 2018 primarily consisted of the following:

•	capital expenditures of $115 million;

•	$68 million related to the acquisition of AFP;

•	$20 million of working capital settlements paid related to the sale of Diversey;

•	an increase in cost method investments of $8 million; and

•	$6 million related to settlements of foreign currency forward contracts.
These were partially offset by:

•	$7 million related to proceeds from the sale of businesses and working capital adjustments for acquisitions.
Nine Months Ended September 30, 2017
Net cash provided by investing activities of $1.9 billion in the nine months ended September 30, 2017 primarily consisted of the following:

•	impact from the sale of Diversey of $2.0 billion, net of repurchases of debt of $777 million; and

•	$4 million related to the sale of businesses and property and equipment.
These were partially offset by:

•	capital expenditures of $127 million;

•	$25 million related to business acquisitions; and

•	$1 million related to settlements of foreign currency forward contracts.
Net Cash Used in Financing Activities
Nine Months Ended September 30, 2018
Net cash used in financing activities of $334 million in the nine months ended September 30, 2018 was primarily due to the following:

•	repurchases of common stock of $534 million;

•	payments of quarterly dividends of $79 million;

•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $8 million;

•	$6 million payment of debt issuance costs.
These factors were partially offset by:

•
an increase in net proceeds from borrowings of $293 million primarily due to an increase in borrowings under our accounts receivable securitization programs and draws on our local lines of credit for use of working capital and share repurchases.

Nine Months Ended September 30, 2017
Net cash used in financing activities of $1.2 billion in the nine months ended September 30, 2017 was primarily due to the following:

•	repurchases of common stock of $757 million;

•	payments of Term Loan A due in July 2017 of $250 million and $98 million for the Brazilian tranche of Term Loan A;

•	payments of quarterly dividends of $92 million; and

•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $22 million.
These factors were partially offset by:

•	proceeds from the termination of our cross-currency swap of $17 million.
Changes in Working Capital

(In millions)	September 30, 2018	December 31, 2017	Change
Working capital (current assets less current liabilities)	$28.8	$488.2	$(459.4)
Current ratio (current assets divided by current liabilities)	1.0x	1.4x
Quick ratio (current assets, less inventories divided by current liabilities)	0.6x	1.0x

The $459 million, or 94%, decrease in working capital reflected:

•	a decrease in cash and cash equivalents of $403 million related primarily to the repurchase of common shares; and

•	an increase in short term borrowings primarily due to an increase in borrowings under our revolving credit facility and accounts receivables securitization programs.
These were partially offset by:

•
a decrease in other current liabilities primarily reflecting the payment of performance-based compensation and profit sharing previously accrued as well as final working capital adjustments related to the sale of Diversey; and

•	an increase in prepaid expenses and other current assets due to a payment in lieu of certain future royalty payments.
Changes in Stockholders’ Equity
The $598 million, or 393%, decrease in stockholders’ equity in the nine months ended September 30, 2018 was primarily due to the following:

•	a net increase in shares held in treasury of $603 million and decrease in additional paid-in capital of $80 million due to the repurchase of common stock;

•	a net loss of $7 million;

•	dividends paid and accrued on our common stock of $78 million; and

•	cumulative translation adjustment of $41 million.

These were partially offset by:

•	stock issued for profit sharing contribution paid in stock of $25 million; and

•	unrealized gains on derivative instruments of $12 million.
We repurchased approximately 13.5 million shares of our common stock in the nine months ended September 30, 2018 for $603 million. See Note 17, “Stockholders’ (Deficit) Equity,” of the Notes to Condensed Consolidated Financial Statements for further details.
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
Foreign Currency Forward Contracts
At September 30, 2018, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At September 30, 2018, we had no outstanding interest rate swaps, collars or options.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 12, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 13, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of

$73 million in the fair value of the total debt balance at September 30, 2018. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
Venezuela
Economic and political events in Venezuela have exposed us to heightened levels of foreign currency exchange risk. Foreign exchange control regulations have affected our Venezuelan subsidiaries’ ability to obtain inventory and maintain normal production. As a result, of the ongoing challenging economic situation in Venezuela, the Company has ceased operations and has an insignificant amount of operations in the country. As of September 30, 2018, we do not anticipate these events will have a material impact on our 2018 results of operations. We will continue to evaluate each reporting period the appropriate exchange rate to remeasure our financial statements based on the facts and circumstances as applicable.
Argentina
Recent economic events in Argentina, including the default on some of its international debt obligations, have exposed us to heightened levels of foreign currency exchange risks. As of July 1, 2018, Argentina's economy was designated as a hyper-inflationary economy. In the third quarter of 2018, we recognized less than $1 million of net foreign currency exchange gains in net foreign exchange transaction loss, within other (expense) income, net on the Condensed Consolidated Statements of Operations, primarily related to the designation of Argentina as a highly inflationary economy under U.S GAAP. See Note 1, "Organization and Basis of Presentation," of the Notes to Condensed Consolidated Financial Statements for additional information. As of September 30, 2018, 1% of our consolidated net sales were derived from products sold into Argentina and net assets include $1 million of cash and cash equivalents. Also, as of September 30, 2018, our Argentina subsidiaries had a negative cumulative translation adjustment balance of $24 million.
Russia
The U.S. and the European Union (EU) have imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities. Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products. These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however, they may limit the amount of future business the Company does with customers involved in activities in Russia. However, as of September 30, 2018, we do not anticipate these events will have a material impact to our 2018 result of operations. As of September 30, 2018, 2% of our consolidated net sales were derived from products sold into Russia and net assets include $4 million of cash and cash equivalents. Also, as of September 30, 2018, our Russian subsidiaries had a negative cumulative translation adjustment balance of $30 million.
Greece
Economic events in Greece may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of September 30, 2018, we do not anticipate these events will have a material impact on our 2018 results of operations. As of September 30, 2018, less than 1% of our consolidated net sales were derived from products sold into Greece and net assets include $4 million of cash and cash equivalents. Also, as of September 30, 2018, our Greece subsidiaries had a negative cumulative translation adjustment balance of less than $1 million.
Brazil
Economic events in Brazil have exposed us to heightened levels of foreign currency exchange risks. However, as of September 30, 2018, we do not anticipate these events will have a material impact on our 2018 results of operations. As of September 30, 2018, 3% of our consolidated net sales were derived from products sold into Brazil and net assets include $6 million of cash and cash equivalents. Also, as of September 30, 2018, our Brazil subsidiaries had a negative cumulative translation adjustment balance of $42 million.
United Kingdom
Economic events in United Kingdom, including their intention to exit from the European Union may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. However, as of September 30, 2018, we do not anticipate these events will have a material impact on our 2018 results of operations. As of September 30, 2018, 4% of our consolidated net sales were derived from products sold into the United Kingdom and net assets include $3 million of cash and cash equivalents. Also, as of September 30, 2018, our United Kingdom subsidiaries had a negative cumulative translation adjustment balance of $24 million.
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at September 30, 2018 would have caused us to pay approximately $46 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
Our foreign currency forward contracts are described in Note 12, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference.
Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the fair value of the debt was $16 million ($8 million net of taxes) as of September 30, 2018 and is reflected in long-term debt on our Condensed Consolidated Balance Sheets.
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
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $673 million at September 30, 2018 and $544 million at December 31, 2017.

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
Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $1 million and $2 million for the three and nine months ended September 30, 2018, respectively, and less than $1 million for the three and nine months ended September 30, 2017. The allowance for doubtful accounts was $7 million at September 30, 2018 and December 31, 2017.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Equity Securities Issues Not Registered Under the Securities Act

In connection with the acquisition of B+ Equipment in the third quarter of 2015, the Company issued 20,000 shares of restricted common stock on September 26, 2018 to certain former equity holders of B+ Equipment. These shares were issued in offshore transactions with no direct selling efforts in the United States and without registration under the Securities Act of 1933, as amended, in reliance upon the issuer safe harbor provided by Regulation S.
(c)     Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended September 30, 2018, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of June 30, 2018				$944,665,947
July 1, 2018 through July 31, 2018	1,178,053	$42.75	1,131,015	896,312,050
August 1, 2018 through August 31, 2018	1,195,318	$39.68	1,193,021	848,969,085
September 1, 2018 through September 30, 2018	657,229	$40.54	635,602	823,202,482
Total	3,030,600		2,959,638	$823,202,482

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

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column “a”	Forfeitures under Omnibus Incentive Plan	Total
	(a)	(b)	(c)	(d)
July 2018	38,503	$42.39	8,535	47,038
August 2018	—	$—	2,297	2,297
September 2018	799	$41.60	20,828	21,627
Total	39,302		31,660	70,962

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

10.1
Third Amended and Restated Syndicated Facility Agreement, dated as of July 12, 2018, by and among Sealed Air Corporation and certain of its subsidiaries party thereto, Bank of America, N.A., as agent, and the other financial institutions party thereto, and Amendment No. 1 thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report July 12, 2018, File No. 1-12139, is incorporated herein by reference.)

31.1	Certification of Edward L. Doheny II pursuant to Rule 13a-14(a), dated November 2, 2018.
31.2	Certification of William G. Stiehl pursuant to Rule 13a-14(a), dated November 2, 2018.
32	Certification of Edward L. Doheny II and William G. Stiehl, pursuant to 18 U.S.C. § 1350, dated November 2, 2018.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: November 2, 2018	By:	/s/ William G. Stiehl
William G. Stiehl
Senior Vice President and Chief Financial Officer