Form 10-K
period 2018-12-31
SEALED AIR CORP/DE
filed 2019-02-19
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,753,286,109, based on the closing sale price as reported on the New York Stock Exchange.
There were 155,632,640 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of February 8, 2019.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, to be held on May 16, 2019, are incorporated by reference into Part II and Part III of this Form 10-K.

SEALED AIR CORPORATION AND SUBSIDIARIES

Cautionary Notice Regarding Forward-Looking Statements
This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipate,” “believe,” “plan,” “assume,” “could,” “should,” “estimate,” “expect,” “intend,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, expectations regarding the results of restructuring and other programs, anticipated levels of capital expenditures and expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings.
Please refer to Part I, Item 1A, “Risk Factors” for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. Any forward-looking statements made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.
The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: global economic and political conditions, currency translation and devaluation effects, changes in raw material pricing and availability, competitive conditions, the success of new product offerings, consumer preferences, the effects of animal and food-related health issues, pandemics, changes in energy costs, environmental matters, the success of our restructuring activities, the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts, changes in our credit ratings, the tax benefit associated with the Settlement agreement (as defined below), regulatory actions and legal matters, and the other information referenced in Part II, Item 1A, “Risk Factors.” Any forward-looking statements made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.
Non-U.S. GAAP Information
We present financial information that conforms to Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). We also present financial information that does not conform to U.S. GAAP, which we refer to as non-U.S. GAAP, as our management believes it is useful to investors. In addition, non-U.S. GAAP measures are used by management to review and analyze our operating performance and, along with other data, as internal measures for setting annual budgets and forecasts, assessing financial performance, providing guidance and comparing our financial performance with our peers. The non-U.S. GAAP information has limitations as an analytical tool and should not be considered in isolation from or as a substitute for U.S. GAAP information. It does not purport to represent any similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Non-U.S. GAAP financial measures that we present may not be comparable with similarly titled measures used by others. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures. See Note 5, “Segments” of the Notes to Consolidated Financial Statements and our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for reconciliations of our U.S. GAAP financial measures to non-U.S. GAAP. Information reconciling forward-looking U.S. GAAP measures to non-U.S. GAAP measures is not available without unreasonable effort.
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
Adjusted Net Earnings and Adjusted Earnings Per Share (“Adjusted EPS”) are also used by the Company to measure total company performance. Adjusted Net Earnings is defined as U.S. GAAP net earnings from continuing operations excluding the impact of Special Items, including the expense or benefit from any special taxes or tax benefits (“Tax Special Items”). Adjusted EPS is defined as our Adjusted Net Earnings divided by the number of diluted shares outstanding.
We also present our adjusted income tax rate (“Adjusted Tax Rate”). The Adjusted Tax Rate is a measure of our U.S. GAAP effective tax rate, adjusted to exclude the tax impact from the Special Items that are excluded from our Adjusted Net Earnings and Adjusted EPS metrics as well as expense or benefit from any special taxes or tax benefits (“Tax Special Items”). The Adjusted Tax Rate is an indicator of the taxes on our core business. The tax circumstances and effective tax rate in the specific countries where the excluded or Special Items occur will determine the impact (positive or negative) to the Adjusted Tax Rate.
In our “Net Sales by Geographic Region,” “Net Sales by Segment” and in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar” and we exclude acquisition and divestiture activity and the impact of foreign currency translation when presenting net sales information, which we define as "organic." Changes in net sales excluding the impact of foreign currency translation are non-U.S. GAAP financial measures. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot control changes in foreign currency exchange rates. Consequently, when our management looks at our financial results to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our current period results at prior period foreign currency exchange rates. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, our management believes that these presentations are useful internally and may be useful to investors.
We have not provided guidance for the most directly comparable U.S. GAAP financial measures, as they are not available without unreasonable effort due to the high variability, complexity, and low visibility with respect to certain Special Items, including gains and losses on the disposition of businesses, the ultimate outcome of certain legal or tax proceedings, foreign currency gains or losses resulting from the volatile currency market in Argentina and Venezuela, and other unusual gains and losses. These items are uncertain, depend on various factors, and could be material to our results computed in accordance with U.S. GAAP.

PART I

Item 1.	Business
The Company
Sealed Air Corporation ("Sealed Air" or the "Company", also referred to as "we", "us", or "our") partners with customers to solve their most critical packaging challenges with innovative solutions that leave our world, environment, and communities better than we found them.
Sealed Air was incorporated in Delaware in 1960. We conduct substantially all of our business through two wholly-owned subsidiaries, Cryovac, LLC (formerly, Cryovac, Inc.) and Sealed Air Corporation (US). Please refer to Part II, Item 8, “Financial Statements and Supplementary Data” for financial information about the Company and its subsidiaries, which is incorporated herein by reference. Also, when we cross reference to a “Note,” we are referring to our “Notes to Consolidated Financial Statements,” unless the context indicates otherwise.
In 2018, we generated net sales of $4.7 billion, an increase of 6% over the prior year, net earnings from continuing operations of $150 million, an increase of 139% over prior year and Adjusted EBITDA of $890 million, an increase of 7% over the prior year. Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for reconciliation of U.S. GAAP net earnings to Non-U.S. GAAP total company Adjusted EBITDA.
Competitive Strengths
In the markets we serve, we leverage our iconic brands, leading market positions, differentiated technologies, global scale/market access, and well-established customer relationships. Our portfolio of widely recognized brands includes Cryovac® food packaging and Bubble Wrap® protective packaging which respectively enable a safer, more efficient food supply chain and protect valuable goods shipped around the world.
Leading Market Positions. We are a leading global provider of packaging solutions for the food, e-Commerce, electronics and industrial markets. For food industries we provide integrated packaging materials, equipment, automation and service solutions that extend shelf life, enhance brands and drive operational excellence by eliminating waste, increasing processing speeds and reducing customers’ labor requirements. For e-Commerce, electronics, and industrial markets we offer a broad range of sustainable protective packaging materials and automation solutions that prevent product damage and enhance ‘out-of-the-box’ customer experience while increasing order fulfillment velocity, and generating savings through reductions in waste, dimensional weight and packaging labor.
Innovation. Sealed Air operates state of the art Innovation centers in the U.S. and Europe, and a global network of 41 packaging labs and design centers staffed with an extensive team of scientists, engineers, designers and industry application experts. Our research and development efforts are focused on developing sustainable, innovative solutions to improve our customers’ profitability, and help them deliver outstanding customer experience to their customers.
Global Reach. Sealed Air serves a diverse global customer base with a sales and distribution network reaching 123 countries/regions. In 2018, 49% of net sales were from outside the U.S. This scale and reach enable us to partner with customers as they expand their business on a global basis. Our broad geographic presence and extensive distribution network position us to capitalize on growth opportunities in markets around the world.
Diversified Customer Base. Our customers include the world’s leading food processors, e-Commerce and industrial and electronics manufacturers. We leverage extensive knowledge of our customers’ business when innovating new solutions, and partner with customers to effectively apply our solutions to improve their operations. Our customer base is diverse, with no single customer or affiliated group of customers representing more than 10% of net sales in 2018.
Reinvent SEE Strategy and Restructuring SEE Initiatives
In 2018, we completed a thorough assessment of our entire organization and the market opportunities available across the global packaging industry. This assessment confirmed Sealed Air is well positioned to continue delivering organic growth above the markets we serve. It also reinforced the need to grow market share and move into adjacent markets with greater speed and efficiency, as we accelerate returns on our highly differentiated innovations. Acting on these findings, Sealed Air formulated and is executing its Reinvent SEE Strategy and complementary restructuring program.

The objective of our Reinvent SEE strategy is to transform how we innovate, buy, make, and solve customers’ most critical packaging challenges. The strategy focuses on four key initiatives:
Speed to Market on Innovations. Invest in technology and resources focusing on new and existing high-growth markets. This is expected to accelerate Sealed Air’s innovation rate over the next five years.
SG&A Productivity. Simplify structure to create a more nimble and efficient organization.
Product Cost Efficiency. Expand SEE Operational Excellence across the entire company by upgrading end-to-end processes: innovate, buy, make and solve. Drive continuous improvement in manufacturing and across Sealed Air’s global network in areas such as procurement, conversion cost productivity, materials yield and network efficiency.
Channel Optimization and Customer Service Enhancements. Leverage Sealed Air’s extensive distribution network to drive market share in existing and adjacent markets. The Company will continue to invest in digital systems and processes to improve cycle time and responsiveness.
See Note 10, “Restructuring Activities,” of the Notes to Consolidated Financial Statements for further information on our Board of Directors approved Restructuring Programs.
Segments
We report our segment information in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 280, “Segment Reporting,” (“FASB ASC Topic 280”). To accelerate productivity improvements and elimination of operational redundancies, during the year the Company implemented a change in allocation of Corporate expenses. These expenses are now allocated to Food Care and Product Care segments.
See Note 5, “Segments,” of the Notes to Consolidated Financial Statements for further information.
Descriptions of the Reportable Segments and Other
Food Care Segment
Food Care largely serves perishable food processors, predominantly in fresh red meat, smoked and processed meats, poultry and dairy (solids and liquids) markets worldwide, and maintains a leading position in target applications. Food Care provides integrated packaging materials and equipment solutions to provide food safety, shelf life extension, and total cost optimization with innovative, sustainable packaging that enables customers to reduce costs and enhance their brands in the marketplace.
Food Care solutions are well aligned to capitalize on global market dynamics driven by continued urbanization, global growth of middle class, the e-food movement, growing consumer preference for smaller portions and healthier food choices, increasing labor scarcity, and demand for more sustainable packaging. Food Care technologies and continued investment in innovation positions it not only to address, but to be a global leader providing solutions for sustainable packaging. Food Care solutions are marketed under the Cryovac® trademark and other highly recognized brands including Cryovac Grip & Tear®, Cryovac® Darfresh®, Cryovac Mirabella®, Simple Steps® and Optidure™.
Food Care applications are largely sold direct to customers by our sales, marketing and customer service personnel throughout the world.
Product Care Segment
Product Care packaging solutions are utilized across many global markets and are especially valuable to e-Commerce, electronics and industrial manufacturing. Product Care solutions are designed to protect valuable goods in shipping, and drive Operational Excellence for our customers, increasing their order fulfillment velocity while minimizing material usage, dimensional weight and packaging labor requirements. The breadth of Product Care’s solutions portfolio, extensive packaging engineering and technical services, and global reach uniquely supports the needs of multinational customers who require performance excellence, consistency and reliability of supply wherever they operate around the globe. The acquisition of Fagerdala in 2017 and AFP, Inc., a leading, privately held fabricator of foam, corrugated, molded pulp and wood packaging solutions, in 2018 enabled us to further expand our protective packaging solutions in electronics, transportation and industrial markets with turnkey, custom-engineered, fabricated solutions.

Product Care benefits from the continued expansion of e-Commerce, increasing freight costs, scarcity of labor, and increasing demand for more sustainable packaging. Product Care solutions are largely sold through supply distributors that sell to business/industrial end-users. Product Care solutions are additionally sold directly to fabricators, original equipment manufacturers, contract manufacturers, third-party logistics partners, e-commerce/fulfillment operations, and at various retail centers. Product Care solutions are marketed under industry-leading brands including Bubble Wrap® packaging, Cryovac® performance shrink films, Instapak® polyurethane foam packaging systems, and Korrvu® suspension and retention packaging. Solutions are sold globally and supported by a network of 41 American Society for Testing and Materials International (“ASTM”) approved Product Care design and testing centers, and one of the industry’s largest sales and service teams.
Global Operations
We operate through our subsidiaries and have a presence in the U.S. and the 47 other countries/regions listed below, enabling us to distribute our products to our customers in 123 countries/regions.

Argentina	Denmark	Israel	Philippines	Taiwan
Australia	Finland	Italy	Poland	Thailand
Belgium	France	Japan	Portugal	Turkey
Brazil	Germany	Luxembourg	Russia	Ukraine
Canada	Greece	Malaysia	Singapore	United Arab Emirates
Chile	Guatemala	Mexico	South Africa	United Kingdom
China	Hong Kong	Netherlands	South Korea	Uruguay
Colombia	Hungary	New Zealand	Spain
Costa Rica	India	Norway	Sweden
Czech Republic	Ireland	Peru	Switzerland
We face risks inherent in these international operations, such as currency fluctuations, inflation and political instability. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference. Other risks attendant to our international operations are set forth in Part I, Item 1A “Risk Factors,” of this Annual Report on Form 10-K, which information is incorporated herein by reference. Information on the impact of currency exchange on our Consolidated Financial Statements appears in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information showing net sales and total long-lived assets by geographic region for each of the two years ended December 31, 2018 appears in Note 5, “Segments,” which information is incorporated herein by reference. We maintain programs to comply with the various laws, rules and regulations related to the protection of the environment that we may be subject to in the many countries/regions in which we operate. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Environmental Matters.”
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
Competition
There are other manufacturers of Food Care's products, some operate across multiple regions and others that operate in a single region or single country. Competing manufacturers produce a wide variety of food packaging based on plastic, metals and other materials. We believe that we are one of the leading suppliers of flexible food packaging materials and related systems in the principal geographic areas in which we offer those products.
Product Care competes against similar products made by other manufacturers and with alternative packaging materials that customers use to provide protection against damage to their products during shipment and storage. Among the competitive materials are paper packaging, expanded plastics, corrugated die cuts, strapping, envelopes, reinforced bags, and corrugated boxes as well as various types of molded foam plastics, fabricated foam plastics, mechanical shock mounts, wood blocking and bracing systems, and an assortment of automated packaging and fulfillment systems. We believe that we are one of the leading suppliers of air cellular cushioning materials containing a barrier layer, inflatable packaging, suspension and retention packaging, shrink films for industrial and consumer applications, protective mailers, polyethylene foam and polyurethane foam packaging systems in the principal geographic areas in which we sell these products.
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
Research and Development Activities
We are advancing science and technology and creating new intellectual property which underpins the development of new solutions for our customers, including new, sustainable packaging materials, equipment automation and integration, applications knowledge, and support for our digital solutions. We maintain key external partnerships and are constantly searching for new partnerships that bring unique value, including licensing or acquiring new technologies developed by others. Our technical capabilities encompass a broad range of disciplines including food science, materials science, chemistry and chemical engineering, mechanical engineering, electrical and software engineering, microbiology, package design and engineering and equipment engineering. Our research and development expense was $81 million in 2018, $92 million in 2017 and $88 million in 2016.
Our research and development activities are focused on end-use applications. As a result, we operate:

•	four comprehensive Packaging Development and Innovation Centers located in the U.S., Italy, and Singapore;

•	seven Equipment Design Centers in the U.S., France, Switzerland, Italy and Singapore targeting innovation in equipment and digital solutions;

•	four Customer Application Centers in China, India, Singapore and Taipei;

•	41 Package Design and Applications Centers for Product Care globally.

Patents and Trademarks
We own or are the licensee of approximately 2,700 U.S. and foreign patents and patent applications, and approximately 3,100 U.S. and foreign trademark registrations and trademark applications that relate to many of our products, manufacturing processes and equipment. We believe that our patents and trademarks collectively provide a competitive advantage. We file annually an average of approximately 200 U.S. and foreign patent applications and approximately 35 U.S. and foreign trademark applications. None of our reportable segments is dependent upon any single patent or trademark alone. Rather, we believe that our success depends primarily on our sales and service, marketing, engineering and manufacturing skills and on our ongoing research and development efforts. We believe that the expiration or unenforceability of any of our patents, applications, licenses or trademark registrations would not be material to our business or consolidated financial condition.
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
Sustainability
As a leader in high-performance packaging innovation, we are committed to continually improving the environmental sustainability of our products. This commitment has already delivered positive environmental impacts for us and our customers, cutting resource use and waste, and differentiating us from competitors. We are investing in the use of recycled and renewable materials, expanding reuse models for our packaging, and leading collaboration with partners worldwide on our sustainability efforts.
For more information on our sustainability commitments, including our operational efficiency goals and performance, please see the Sustainability section of our website.
Employees
As of December 31, 2018, we had approximately 15,500 employees worldwide. Approximately 6,000 of these employees were in the U.S., with approximately 100 of these employees covered by collective bargaining agreements. Of the approximately 9,500 employees who were outside the U.S., approximately 5,200 were covered by collective bargaining agreements. Collective bargaining agreements related to 20% of our employees, primarily outside the U.S., will expire within the next year and we will be engaged in negotiations to attain new agreements. Many of the covered employees are represented by works councils or industrial boards, as is customary in the jurisdictions in which they are employed. We believe that our employee relations are satisfactory.
Available Information
Our Internet address is www.sealedair.com. We make available, free of charge, on or through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports that we file or furnish pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this Form 10-K.

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
We operate in 48 countries/regions, and our products are distributed to 123 countries/regions around the world. A large portion of our manufacturing operations are located outside of the U.S. and a majority of our net sales are generated outside of the U.S. These operations, particularly in developing regions, are subject to various risks that may not be present or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those areas.
Risks inherent in our international operations include:

•	foreign currency exchange controls and tax rates;

•	foreign currency exchange rate fluctuations, including devaluations;

•	the potential for changes in regional and local economic conditions, including local inflationary pressures or impacts resulting from the United Kingdom's exit from the European Union;

•
restrictive governmental actions such as those on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures;

•	changes in laws and regulations, including the laws and policies of the U.S. affecting trade and foreign investment;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	variations in protection of intellectual property and other legal rights;

•	more expansive legal rights of foreign unions or works councils;

•	changes in labor conditions and difficulties in staffing and managing international operations;

•	import and export delays caused, for example, by an extended strike at the port of entry, could cause a delay in our supply chain operations;

•	social plans that prohibit or increase the cost of certain restructuring actions;

•	the potential for nationalization of enterprises or facilities;

•	unsettled political conditions and possible terrorist attacks against U.S. or other interests; and

•	there are potential tax inefficiencies and tax costs in repatriating funds from our non-U.S. subsidiaries.
These and other factors may have a material adverse effect on our international operations and, consequently, on our consolidated financial condition or results of operations.
Fluctuations between foreign currencies and the U.S. dollar could materially impact our consolidated financial condition or results of operations.
Approximately 49% of our net sales in 2018 were generated outside the U.S. We translate sales and other results denominated in foreign currency into U.S. dollars for our Consolidated Financial Statements. As a result, the Company is exposed to currency fluctuations both in receiving cash from its international operations and in translating its financial results back to U.S. dollars. During periods of a strengthening U.S. dollar, our reported international sales and net earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. Foreign exchange rates can also impact the competitiveness of products produced in certain jurisdictions and exported for sale into other jurisdictions. These changes may impact the value received for the sale of our goods versus those of our competitors. The Company cannot predict the effects of exchange rate fluctuations on its future operating results. As exchange rates vary, the Company's results of operations and profitability may be harmed. While we use financial instruments to hedge certain foreign currency exposures, this does not insulate us completely from foreign currency effects and exposes us to counterparty credit risk for non-performance. See Note 13, “Derivatives and Hedging Activities” of the Notes to Consolidated Financial Statements. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may harm the Company's results of operations.
In all jurisdictions in which we operate, we are also subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the U.S. and may limit our ability to convert foreign currency cash flows into U.S. dollars.
We have recognized foreign exchange gains and losses related to the currency devaluations in Argentina and Venezuela and its designation as a highly inflationary economy under U.S. GAAP. See Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements.
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
We have implemented a number of restructuring programs, including various cost savings and reorganization initiatives. Most recently the Company announced a restructuring program as part of its Reinvent SEE strategy. We have made certain assumptions in estimating the anticipated savings we expect to achieve under such programs, which include the estimated savings from the elimination of certain headcount and the consolidation of facilities. We have also made assumptions on the expected cash spend to achieve the anticipated savings. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from these programs is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unsuccessful in implementing these programs or if we do not achieve our expected results, our consolidated results of operations and cash flows could be adversely affected or our business operations could be disrupted.
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
We are subject to a variety of environmental and product registration laws that expose us to regulatory scrutiny, potential financial liability and increased operating costs.
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
Some jurisdictions have laws and regulations that govern the registration and labeling of some of our products. We expect significant future environmental compliance obligations in our European operations as a result of a European Union (“EU”) Directive “Registration, Evaluation, Authorization, and Restriction of Chemicals” (EU Directive No. 2006/1907) enacted on December 18, 2006. The directive imposes several requirements related to the identification and management of risks related to chemical substances manufactured or marketed in Europe. The EU has also enacted a “Classification, Packaging and Labeling” regulation. Other jurisdictions may impose similar requirements.
Ongoing development of government policies to restrict waste imports, to ban single use plastics and to increase recycling and recovery such as those recently announced in the EU and China highlight a variety of financial liability and increased operating cost exposures. We are also subject to various federal, state, local and foreign laws and regulations that regulate products manufactured and sold by us for controlling microbial growth on humans, animals and processed foods. In the U.S., these requirements are generally administered by the U.S. Food and Drug Administration (“FDA”). We maintain programs designed to comply with these laws and regulations and to monitor their evolution. To date, the cost of complying with product registration requirements and FDA compliance has not had a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.
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
Our competitive advantage is due in part to our ability to develop and introduce new products in a timely manner at favorable margins. The development and introduction cycle of new products can be lengthy and involve high levels of investment. New products may not meet sales or margin expectations due to many factors, including our inability to (i) accurately predict demand, end-user preferences and evolving industry and regulatory standards; (ii) resolve technical and technological challenges in a timely and cost-effective manner; or (iii) achieve manufacturing efficiencies.
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

We may not be able to complete future acquisitions or acquired businesses may underperform relative to our expectations. Furthermore, we may not be able to successfully integrate these businesses without significant use of resources or diversion of management’s attention.
Successful acquisition and integration of target companies may be limited by the availability of suitable acquisition candidates, the ability to obtain necessary third-party approvals and availability of financial resources. Acquisitions involve numerous risks, including difficulty determining valuation, integration of acquired operations, technologies, services and products, key personnel turnover, and the diversion of management's attention from other business matters. Ultimately, we may be unable to achieve the expected benefits and synergies which could adversely affect our business.
Disruptive forces of nature, such as significant regional droughts, prolonged severe weather conditions, floods, natural disasters and large-scale animal health issues as well as other health issues affecting the food industry may lead to decreased revenues.
We manufacture and sell food packaging products, among other products. Various forces of nature affecting the food industry have in the past and may in the future have a negative effect on the sales of food packaging products. Outbreaks of animal diseases may lead governments to restrict exports and imports of potentially affected animals and food products, leading to decreased demand for our products and possibly also to the culling or slaughter of significant numbers of the animal population otherwise intended for food supply. Other disruptive forces of nature such as droughts, floods and other severe weather can lead to agricultural market impacts resulting in reduced herd size or modifications to the traditional herd cycles which could affect demand for our products. Also, consumers may change their eating habits as a result of perceived problems with certain types of food. These factors may lead to reduced sales of food packaging products, which could have a material adverse effect on our consolidated financial condition or results of operations.
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
Recent changes in U.S. trade policies, including tariffs on imports from China generally, have had, and we expect that they will continue to have, an adverse effect on our costs of products sold and margins in our North America segment. In November 2018, the United States-Mexico-Canada Agreement (USMCA), which is intended to replace the North American Free Trade Agreement (NAFTA), was signed but has not yet been ratified. There remains uncertainty regarding when the USMCA would be adopted as well as the specific impacts of the final agreement. Further changes in U.S. trade policies may be put into place, including additional import tariffs and tariffs on raw materials imported from Canada and Mexico, if the replacement trade agreement reached by the three countries is not ratified. Additional tariffs and changes to the U.S. trade policies would likely adversely impact our business. In response to these changes, other countries may change their own trade policies, including the imposition of additional tariffs and quotas, which could also adversely affect our business outside the U.S.
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
If we experienced a natural disaster, such as a hurricane, tornado, earthquake or other severe weather event, or a casualty loss from an event such as a fire or flood, at one of our larger strategic facilities or if such event affected a key supplier, our supply chain or our information systems and telecommunication resources, then there could be a material adverse effect on our consolidated financial condition or results of operations. We are dependent on internal and third-party information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for fulfilling and invoicing customer orders, applying cash receipts, and placing purchase orders with suppliers, making cash disbursements, and conducting digital marketing activities, data processing and electronic communications among business locations.
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
In Europe and Latin America, most of our employees are represented by either labor unions or workers' councils and are covered by collective bargaining agreements that are generally renewable on an annual basis. As is the case with any negotiation, we may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. A disruption in operations or higher ongoing labor costs could materially affect our business.
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
In addition, we conduct a substantial portion of our operations through our subsidiaries, certain of which are not guarantors of our indebtedness. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our indebtedness, our subsidiaries do not have any obligation to pay amounts due on indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. The indenture governing certain of our senior notes and the credit agreement governing the senior secured credit facilities limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us. These limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
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
The terms of our credit agreement governing our senior secured credit facilities, our accounts receivable securitization programs and the indentures governing our senior notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
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
Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2018, we had $224 million of long-term borrowings under our senior secured credit facilities at variable interest rates. A 1/8% increase or decrease in the assumed interest rates on the senior secured credit facilities would result in a $0.3 million increase or decrease in annual interest expense. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
The full realization of our deferred tax assets may be affected by a number of factors, including our earnings in the U.S.
We have deferred tax assets including state and foreign net operating loss carryforwards, accruals not yet deductible for tax purposes, employee benefit items and other items. We have established valuation allowances to reduce the deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize the deferred tax assets depends in part upon our ability to generate future taxable income within each respective jurisdiction during the periods in which these temporary differences reverse or our ability to carryback any losses created by the deduction of these temporary differences. We expect to realize the assets over an extended period. If we are unable to generate sufficient future taxable income in the U.S. and/or certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Our effective tax rate would increase if we were required to increase our valuation allowances against our deferred tax assets.
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
On March 31, 1998, we completed a multi-step transaction (the “Cryovac transaction”) involving W.R. Grace & Co. (“Grace”) which brought the Cryovac packaging business and the former Sealed Air’s business under the common ownership of the Company. As part of that transaction, Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac transaction (including asbestos-related liabilities), other than liabilities relating to Cryovac’s operations, and agreed to indemnify the Company with respect to such retained liabilities. Beginning in 2000, we were served with a number of lawsuits alleging that the Cryovac transaction was a fraudulent transfer or gave rise to successor liability or both, and as a result we were responsible for alleged asbestos liabilities of Grace and its subsidiaries. On April 2, 2001, Grace and a number of its subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In connection with Grace’s Chapter 11 case, the Bankruptcy Court issued orders staying all asbestos actions against the Company (the “Preliminary Injunction”) but granted the official committees appointed to represent asbestos claimants in Grace’s Chapter 11 case (the “Committees”) permission to pursue fraudulent transfer, successor liability, and other claims against the Company and its subsidiary Cryovac, Inc. based upon the Cryovac transaction.

On November 27, 2002, we reached an agreement in principle with the Committees to resolve all current and future asbestos-related claims made against us and our affiliates, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies, in each case, in connection with the Cryovac transaction. A definitive Settlement agreement was entered into as of November 10, 2003 consistent with the terms of the agreement in principle. On June 27, 2005, the Bankruptcy Court approved the Settlement agreement.
Subsequently, the Bankruptcy Court issued a Confirmation Order confirming Grace's plan or reorganization (as filed and amended from time to time, the "Plan") and the District Court issued a similar Confirmation Order. On February 3, 2014 (the “Effective Date”), in accordance with the Plan, Grace emerged from bankruptcy. In accordance with the Plan and the Settlement agreement, on the Effective Date, Cryovac, Inc. made aggregate cash payments in the amount of $929.7 million to the WRG Asbestos PI Trust (the “PI Trust”) and the WRG Asbestos PD Trust (the “PD Trust”) and transferred 18 million shares of Sealed Air common stock to the PI Trust. Among other things, the Plan incorporated and implemented the Settlement agreement and provided for the establishment of two asbestos trusts under Section 524(g) of the U.S. Bankruptcy Code to which present and future asbestos-related personal injury and property damage claims are channeled. The Plan also provided injunctions and releases with respect to asbestos claims and certain other claims for our benefit. In addition, under the Plan and the Settlement agreement, Grace is required to indemnify us with respect to asbestos and certain other liabilities. The Bankruptcy Court entered orders overruling all objections and confirming the Plan on January 31, 2011 and February 15, 2011 (collectively, the “Bankruptcy Court Confirmation Order”). On January 30, 2012 and June 11, 2012, the District Court entered orders (collectively with the Bankruptcy Court Confirmation Orders, the “Confirmation Orders”) overruling all objections to the Plan and confirming the Plan in its entirety, including the approval and issuance of the injunctions, releases, and indemnifications set forth in the Plan and the Bankruptcy Court Confirmation Order. Five appeals to the Confirmation Orders were filed with the United States Court of Appeals for the Third Circuit (the “Third Circuit Court of Appeals”). The Third Circuit Court of Appeals dismissed or denied the appeals in separate opinions, with the final dismissal occurring on February 3, 2014 (the “Effective Date”).
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
From November 2004, the Company and specified subsidiaries were named as defendants in a number of cases, including a number of putative class actions, brought in Canada as a result of Grace’s alleged marketing, manufacturing or distributing of asbestos or asbestos containing products in Canada prior to the Cryovac transaction in 1998. Grace agreed to defend and indemnify us and our subsidiaries in these cases. A global settlement of these Canadian claims to be funded by Grace was approved by the Canadian court, and the Plan provides for payment of these claims. We have no positive obligations under the Canadian settlement, but we are a beneficiary of the release of claims. The release in favor of the Grace parties (including us) became operative upon the effective date of a plan of reorganization in Grace’s U.S. Chapter 11 bankruptcy proceeding. The Plan contemplates that the claims released under the Canadian settlement will be subject to injunctions under Section 524(g) of the Bankruptcy Code. The Canadian court issued an Order on April 8, 2011 recognizing and giving full effect to the Bankruptcy Court’s Confirmation Order in all provinces and territories of Canada. These and other Canadian actions were dismissed or discontinued with prejudice. Notwithstanding the foregoing, and although we believe the possibility to be remote, if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify us and our subsidiaries in these cases, then we could be required to pay damages, which we cannot estimate at this time. For further information concerning these matters, see Note 18, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements.
The U.S. Internal Revenue Service (the “IRS”) has indicated that it intends to disallow our deduction of the approximately $1.49 billion for the payments made pursuant to the Settlement agreement (as defined in Note 18, “Commitments and Contingencies”).
We are currently under examination by the IRS with respect to the deduction of the approximately $1.49 billion for the 2014 taxable year for the payments made pursuant to the Settlement agreement. The IRS has indicated that it intends to disallow this deduction in full. We strongly disagree with the IRS position and are protesting this finding with the IRS. The resolution of the IRS's challenge could take several years and the outcome cannot be predicted. Nevertheless, we believe that we have meritorious defenses for the deduction of the payments made pursuant to the Settlement agreement. If the IRS's disallowance of the deduction were sustained, in whole or in part, we would have to remit all or a portion of the benefit received associated with the Settlement agreement deduction which in turn, could have a material adverse effect on our consolidated financial condition and results of operations. For further information concerning this matter, see Note 18, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.
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
Our annual effective income tax rate can change materially as a result of changes in our geographic mix of U.S. and foreign earnings and other factors, including changes in tax laws and changes made by regulatory authorities.
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
We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and our corporate and financing structure. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In 2017 the United States enacted significant tax reform, (the Tax Cuts and Jobs Act or "TCJA") and certain provisions or interpretations of the new law may adversely affect us. For example, the one-time mandatory tax on previously deferred foreign earnings of foreign subsidiaries, or “Transition Tax”, involved complex calculations and had a material impact on our financial results in 2018. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. Additional changes in tax laws could increase our overall taxes and our business, consolidated financial condition or results of operations could be adversely affected in a material way. The tax authorities in any applicable jurisdiction, including the U.S., may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any applicable tax authorities, including U.S. tax authorities, were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material adverse effect on our business, consolidated financial condition or results of our operations.
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
Our insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could materially and adversely impact our business.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or future products, the resulting loss of associated competitive advantage could lead to decreased sales or increased operating costs, either of which could have a material adverse effect on our business, consolidated financial condition or results of operations.
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
As a result of acquisitions, we may record a significant amount of goodwill and other identifiable intangible assets and we may never realize the full carrying value of the related assets.
As a result of acquisitions, we may record a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies.
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
We manufacture products in 100 facilities, with 15 of those facilities serving more than one of our business segments. The following table shows our manufacturing facilities by geographic region and our business segment reporting structure:

Geographic Region	Number of Manufacturing Facilities	Food Care Manufacturing Facilities	Product Care Manufacturing Facilities
North America	38	8	33
Europe, Middle East and Africa ("EMEA")	26	12	20
Latin America	10	8	3
Asia, Australia and New Zealand ("APAC")	26	9	22
Total	100	37	78
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
We also occupy facilities containing sales, distribution, technical, warehouse or administrative functions at a number of locations in the U.S. and in many foreign countries/regions. Some of these facilities are located on the manufacturing sites that we own and some of these are leased. Stand-alone facilities of these types are generally leased. Our global headquarters is located in an owned property in Charlotte, North Carolina. For a list of those countries/regions outside of the U.S. where we have operations, see "Global Operations" above.
We believe that our manufacturing, warehouse, office and other facilities are well maintained, suitable for their purposes and adequate for our needs.
Item 3.        Legal Proceedings
The information set forth in Note 18, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements under the caption “Cryovac Transaction Commitments and Contingencies” is incorporated herein by reference.
At December 31, 2018, we were a party to, or otherwise involved in, several federal, state and foreign environmental proceedings and private environmental claims for the cleanup of “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and other sites. We may have potential liability for investigation and cleanup of some of these sites. It is our policy to accrue for environmental cleanup costs if it is probable that a liability has been incurred and if we can reasonably estimate an amount or range of costs associated with various alternative remediation strategies, without giving effect to any possible future insurance proceeds. As assessments and cleanups proceed, we review these liabilities periodically and adjust our reserves as additional information becomes available. At December 31, 2018, environmental related reserves were not material to our consolidated financial condition or results of operations. While it is often difficult to estimate potential liabilities and the future impact of environmental matters, based upon the information currently available to us and our experience in dealing with these matters, we believe that our potential future liability with respect to these sites is not material to our consolidated financial condition or results of operations.

On June 25, 2018, the Company received from the staff of the SEC a subpoena for documents, including requests concerning the Company's accounting for income taxes, its financial reporting and disclosures and other matters. We are fully cooperating with the SEC on this matter and cannot predict the outcome or the duration of the SEC investigation.
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations.
Item 4.        Mine Safety Disclosures.
Not applicable.

Executive Officers of the Registrant
The information appearing in the table below sets forth the current position or positions held by each of our executive officers, the officer’s age as of January 31, 2019, the year in which the officer was first elected to the position currently held with us or with the former Sealed Air Corporation, now known as Sealed Air Corporation (US) and a wholly-owned subsidiary of the Company, and the year in which such person was first elected an officer. All of our officers serve at the pleasure of the Board of Directors.
There are no family relationships among any of our officers or directors.

Name and Current Position	Age as of January 31, 2019	First Elected to Current Position	First Elected an Officer
Edward L. Doheny II President and Chief Executive Officer	56	2018	2017
William G. Stiehl Senior Vice President and Chief Financial Officer	57	2018	2013
Emile Z. Chammas Senior Vice President	50	2010	2010
Kenneth P. Chrisman Senior Vice President	54	2014	2014
Karl R. Deily Senior Vice President	61	2006	2006
Michael A. Leon Chief Accounting Officer and Controller	38	2018	2018
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
Effective June 7, 2018, the Company appointed Mr. Stiehl as Senior Vice President and Chief Financial Officer. Prior to being named as Senior Vice President and Chief Financial Officer, Mr. Stiehl served as Acting Chief Financial Officer, Chief Accounting Officer and Controller since October 31, 2017. He was previously the Chief Accounting Officer and Controller since joining the Company in January 2013. Prior to joining the Company, Mr. Stiehl was Vice President of Finance and Controller of the Aerostructures business unit of United Technologies Corporation from July 2012 through December 2012. Mr. Stiehl worked at Goodrich Corporation from 2006 through 2012. Mr. Stiehl also served as Senior Audit Manager with Deloitte and has worked in various accounting and finance positions for over twenty-five years with increasing levels of responsibilities.
Prior to being elected as an officer in August 2014, Mr. Chrisman served in a variety of management positions with the Company, including Global Vice President of Cushioning Solutions, Vice President and General Manager of Global Specialty Foams and Vice President of Customer Equipment. Mr. Chrisman has been an employee of the Company for 29 years.
Effective June 7, 2018, the Company appointed Mr. Leon, as the Chief Accounting Officer and Controller. Prior to the appointment, he served as the Company’s Assistant Corporate Controller since December 2014. Before joining the Company, Mr. Leon held various accounting and finance positions with increasing levels of responsibilities at a Big 4 public accounting firm and at several diversified global manufacturing companies, including SPX Corporation from November 2012 to December 2014, United Technologies Corporation from July 2012 to November 2012 and Goodrich Corporation from October 2006 to July 2012. He has extensive financial and accounting experience, including financial reporting, financial planning and analysis, mergers and acquisitions, and internal audit, among others.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange the trading symbol SEE. As of February 8, 2019, there were approximately 3,933 holders of record of our common stock.
Common Stock Performance Comparisons
The following graph shows, for the five years ended December 31, 2018, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2013 in our common stock. The graph compares this return (“SEE”) with that of comparable investments assumed to have been made on the same date in: (a) the Standard & Poor’s 500 Stock Index (“Composite S&P 500”) and (b) a self-constructed peer group (“Peer Group”).
The Peer Group includes us and the following companies: AptarGroup, Inc.; Ashland Global Holdings Inc.; Avery Dennison Corporation; Axalta Coating Systems Ltd.; Ball Corporation; Bemis Company, Inc; Berry Global Group, Inc.; Celanese Corporation; Crown Holdings, Inc.; Graphic Packaging Holding Company; Greif, Inc.; Maple Leaf Foods Inc.; Owens-Illinois, Inc.; Packaging Corporation of America; PolyOne Corporation; Silgan Holdings Inc.; and Sonoco Products Company.
Total return for each assumed investment assumes the reinvestment of all dividends on December 31 of the year in which the dividends were paid.

Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended December 31, 2018, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchase(i)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of September 30, 2018				$823,202,482
October 1, 2018 through October 31, 2018	11,294	$—	—	823,202,482
November 1, 2018 through November 30, 2018	1,291,754	35.46	1,291,754	777,397,507
December 1, 2018 through December 31, 2018	81,875	34.95	71,530	774,897,541
Total	1,384,923		1,363,284	$774,897,541

(i)
We acquire shares by means of (i) open market share repurchases, (ii) accelerated share repurchase programs we enter into from time to time, (iii) shares withheld from awards under our Omnibus Incentive Plan (the successor plan to our 2005 Contingent Stock Plan) pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and/or (iv) shares reacquired pursuant to the forfeiture provision of our Omnibus Incentive Plan. We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable. For shares withheld for tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the Omnibus Incentive Plan as those shares are simply forfeited.

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column “a”	Forfeitures under Omnibus Incentive Plan	Total
	(a)	(b)	(c)	(d)
October 2018	—	$—	11,294	11,294
November 2018	—	—	—	—
December 2018	—	—	10,345	10,345
Total	—		21,639	21,639
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

Item 6.        Selected Financial Data

	Year Ended December 31,
(In millions, except share data)	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data(1):
Net sales	$4,732.7	$4,461.6	$4,211.3	$4,410.3	$4,875.0
Gross profit	1,502.1	1,412.1	1,401.0	1,449.2	1,432.9
Operating profit	656.3	571.3	628.9	624.9	549.2
Loss on debt redemption	—	—	—	(110.0)	(102.5)
Earnings from continuing operations before income tax provision	457.8	393.3	387.9	291.4	186.4
Net earnings from continuing operations	150.3	62.8	292.3	158.8	164.6
Gain on sale of discontinued operations, net of tax(2)	42.8	640.7	—	—	—
Net earnings from discontinued operations, net of tax(2)	—	111.4	194.1	176.6	93.5
Net earnings	$193.1	$814.9	$486.4	$335.4	$258.1
Basic and diluted net earnings per common share:
Basic
Continuing operations	$0.94	$0.34	$1.50	$0.78	$0.78
Discontinued operations(2)	0.27	3.99	0.99	0.85	0.44
Net earnings per common share—basic	$1.21	$4.33	$2.49	$1.63	$1.22
Diluted
Continuing operations	$0.94	$0.33	$1.48	$0.77	$0.77
Discontinued operations(2)	0.26	3.96	0.98	0.85	0.43
Net earnings per common share—diluted	$1.20	$4.29	$2.46	$1.62	$1.20
Dividends per common share	$0.64	$0.64	$0.61	$0.52	$0.52
Consolidated Balance Sheets Data:
Total assets	$5,050.2	$5,280.3	$7,415.5	$7,395.1	$7,912.0
Long-term debt, less current portion(2)	3,236.5	3,230.5	3,762.6	4,076.7	4,014.1
Total stockholders’ (deficit) equity	(348.6)	152.3	609.7	527.0	1,162.8
Consolidated Cash Flows Data(1):
Net cash provided by (used in) operating activities	$428.0	$424.4	$906.9	$982.1	$(218.8)
Net cash (used in) provided by investing activities	(266.7)	1,786.1	(314.8)	(60.0)	(126.3)
Net cash used in financing activities	(478.3)	(1,889.7)	(544.5)	(788.7)	(321.2)
Other Financial Data:
Depreciation and amortization	$131.2	$149.3	$214.0	$213.3	$107.5
Share-based incentive compensation	29.2	44.9	59.9	61.2	46.4
Capital expenditures	(168.6)	(183.8)	(275.7)	(184.0)	(129.7)

(1)
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the factors that contributed to our consolidated operating results and our consolidated cash flows for the three years ended December 31, 2018.

(2)
Operating results for the Diversey Care division and the Food Hygiene and Cleaning business within our Food Care division were reclassified to discontinued operations in 2014 through the sale on September 6, 2017. The related assets and liabilities were reclassified to assets and liabilities held for sale as of December 31, 2014. See Note 4, "Discontinued Operations, Divestitures and Acquisitions," of the Notes to Consolidated Financial Statements for further information about the sale of the Diversey Care division and the Food Hygiene and Cleaning business within our Food Care division.

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
On March 25, 2017, we entered into a definitive agreement to sell the Diversey Care division and the Food Hygiene and Cleaning business within the Food Care division (collectively "Diversey"). The sale of Diversey was completed on September 6, 2017. Results of operations for Diversey are reported as discontinued operations in all periods presented. See Note 4, “Discontinued Operations, Divestitures and Acquisitions,” of the Notes to the Consolidated Financial Statements for further information.
The Company’s segment reporting structure consists of two reportable segments and a Corporate category as follows:

•	Food Care; and

•	Product Care.
The Company’s Food Care and Product Care segments are considered reportable segments under FASB ASC Topic 280. Our reportable segments are aligned with similar groups of products and management team. Corporate includes certain costs that are not allocated to or monitored by the reportable segments' management. See Note 5, “Segments,” of the Notes to the Consolidated Financial Statements for further information.
Overview
We are a global leader in food safety and security and product protection. We serve an array of end markets including food and beverage processing, food service, retail, and commercial and consumer applications. Our focus is on achieving quality sales growth through leveraging our geographic footprint, technological know-how and leading market positions to bring measurable, sustainable value to our customers and investors. We have widely recognized and inventive brands such as Cryovac® packaging technology, our Bubble Wrap® brand cushioning, Jiffy® protective mailers and Instapak® foam-in-place systems.
We employ sales, marketing and customer service personnel throughout the world who sell and market our products to and through a large number of distributors, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, food service businesses, supermarket retailers, lodging, retail pharmaceutical companies, healthcare facilities, medical device manufacturers, and other manufacturers. We have no material long-term contracts for the distribution of our products. In 2018, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales.
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
Competition for most of our packaging products is based primarily on packaging performance characteristics, automation, service and price. Since competition is also based upon innovations in packaging technology, we maintain ongoing research and development programs to enable us to maintain technological leadership. Competition is both global and regional in scope and includes numerous small, local competitors with limited product portfolios and geographic reach. For more details, see “Competition” included in Part I, Item 1 “Business.”
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
We manage our businesses to generate substantial operating cash flow. We believe that our operating cash flow will permit us to continue to spend on innovative research and development and to invest in our business by means of capital expenditures for property, equipment and acquisitions. Moreover, we expect that our ability to generate substantial operating cash flow should provide us with the flexibility to repay debt and to return capital to our stockholders.
Recent Events and Trends
On December 13, 2018, Sealed Air announced its Reinvent SEE strategy to enhance earnings growth and address cost savings in the following key initiatives: speed to market for new innovations, SG&A productivity, product cost efficiency, and channel optimization and customer service enhancements. As previously announced, the Reinvent SEE strategy includes a three-year restructuring program (“New Program”). The New Program is expected to generate total annualized savings in the range of approximately $215 to $235 million by the end of 2021, of which approximately $45 million will be realized in 2019. The total cash cost of this program is estimated to be in the range of $190 to $220 million, of which approximately $80 million will be incurred in 2019.
As part of Reinvent SEE, Sealed Air is enhancing the Company’s operating model to drive market penetration, increase speed to market for new innovations and optimize channel and customer service. Sealed Air will combine the commercial leadership of two divisions to one SEE Commercial team led by Karl Deily who will serve as Chief Commercial Officer.
At this point in our Reinvent SEE progression, notwithstanding the combination of the commercial teams, we continue to evaluate the Company's performance under the segments of Food Care and Product Care. The Company will continue to assess the changes in the management and changes to the way we review the results and make operating decisions for the business and the related effect on our segment reporting structure. We will evaluate whether changes should be made to our segment reporting as the execution of our Reinvent SEE strategy progresses. Segment evaluation is one component of the broader reexamination of our operating model.

Highlights of Financial Performance
Below are the highlights of our financial performance for the three years ended December 31.

	Year Ended December 31,			2018 vs. 2017	2017 vs. 2016
(In millions, except per share amounts)	2018	2017	2016	% Change	% Change
Net sales	$4,732.7	$4,461.6	$4,211.3	6.1%	5.9%
Gross profit	$1,502.1	$1,412.1	$1,401.0	6.4%	0.8%
As a % of net sales	31.7%	31.7%	33.3%
Operating profit	$656.3	$571.3	$628.9	14.9%	(9.2)%
As a % of net sales	13.9%	12.8%	14.9%
Net earnings from continuing operations	$150.3	$62.8	$292.3	#	(78.5)%
Gain on sale of discontinued operations, net of tax	42.8	640.7	—	(93.3)%	#
Net earnings from discontinued operations, net of tax	—	111.4	194.1	#	(42.6)%
Net earnings	$193.1	$814.9	$486.4	(76.3)%	67.5%
Basic:
Continuing operations	$0.94	$0.34	$1.50	#	(77.3)%
Discontinued operations	0.27	3.99	0.99	(93.2)%	#
Net earnings per common share - basic	$1.21	$4.33	$2.49	(72.1)%	73.9%
Diluted:
Continuing operations	$0.94	$0.33	$1.48	#	(77.7)%
Discontinued operations	0.26	3.96	0.98	(93.4)%	#
Net earnings per common share - diluted	$1.20	$4.29	$2.46	(72.0)%	74.4%
Weighted average number of common shares outstanding:
Basic	159.4	186.9	194.3
Diluted	160.2	188.9	197.2
Non-U.S. GAAP Adjusted EBITDA from continuing operations(1)	$889.5	$833.3	$809.2	6.7%	3.0%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)(3)	$2.50	$1.81	$1.70	38.1%	6.5%

#    Denotes a variance greater than or equal to 100%, or not meaningful.

(1)	See Note 5, “Segments,” of the Notes to Consolidated Financial Statements for a reconciliation of net earnings from continuing operations to non-U.S. GAAP Adjusted EBITDA from continuing operations.

(2)	See “Diluted Net Earnings per Common Share” for a reconciliation of our EPS from continuing operations to our non-U.S. GAAP adjusted EPS from continuing operations.

(3)	Represents U.S. GAAP EPS adjusted for the net effect of Special Items, which are certain specified infrequent, non-operational or one-time costs/credits.
Diluted Net Earnings per Common Share
The following table presents a reconciliation of our U.S. GAAP EPS to non-U.S. GAAP adjusted EPS from continuing operations.

	Year Ended December 31,
	2018		2017		2016
(In millions, except per share data)	Net Earnings	EPS	Net Earnings	EPS	Net Earnings	EPS
U.S. GAAP net earnings and diluted EPS from continuing operations(1)	$150.3	$0.94	$62.8	$0.33	$292.3	$1.48
Special Items(2)	250.6	1.56	279.8	1.48	42.4	0.22
Non-U.S. GAAP adjusted net earnings and adjusted EPS available from continuing operations	$400.9	$2.50	$342.6	$1.81	$334.7	$1.70
Weighted average number of common shares outstanding – Diluted		160.2		188.9		197.2

(1)	Net earnings per common share are calculated under the two-class method.

(2)	Special Items include the following:

	Year Ended December 31,
(In millions, except per share data)	2018	2017	2016
Special Items:
Restructuring and other charges	$(47.8)	$(12.1)	$(2.5)
Other restructuring associated costs	(15.8)	(14.3)	(19.8)
Foreign currency exchange loss due to highly inflationary economies	(2.5)	—	(1.7)
Charges related to ceasing operations in Venezuela(i)	—	—	(48.5)
Charges related to acquisition and divestiture activity	(13.3)	(15.5)	(1.8)
Charges incurred related to the sale of Diversey	(20.9)	(68.6)	(1.4)
Gain from class-action litigation settlement	14.9	—	—
Curtailment benefits related to retained Diversey retirement plans	—	13.5	—
Other Special Items(ii)	(9.4)	(0.5)	(1.4)
Pre-tax impact of Special Items	$(94.8)	$(97.5)	$(77.1)
Tax impact of Special Items and Tax Special Items(iii)	(155.8)	(182.3)	34.7
Net impact of Special Items	$(250.6)	$(279.8)	$(42.4)
Weighted average number of common shares outstanding - Diluted	160.2	188.9	197.2
Earnings per share impact from Special Items	$(1.56)	$(1.48)	$(0.22)

(i)
Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country. Refer to Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards," of the Notes to the Consolidated Financial Statements for further details.

(ii)
Other Special Items for the year ended December 31, 2018 primarily included fees related to professional services. Other Special Items for the year ended December 31, 2017 primarily included transaction costs related to reorganizations. Other Special Items for the year ended December 31, 2016 primarily included legal fees associated with restructuring.

(iii)	Refer to Note 1 of the following table for a description of Tax Special Items.
Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Year Ended December 31,
(In millions, except per share data)	2018	2017	2016
U.S. GAAP Earnings before income tax provision from continuing operations	$457.8	$393.3	$387.9
Pre-tax impact of Special Items	94.8	97.5	77.1
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$552.6	$490.8	$465.0

U.S. GAAP Income tax provision from continuing operations	$307.5	$330.5	$95.6
Tax Special Items(1)	(178.3)	(208.1)	23.7
Tax impact of Special Items(2)	22.5	25.8	11.0
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$151.7	$148.2	$130.3

U.S. GAAP Effective income tax rate	67.2%	84.0%	24.6%
Non-U.S. GAAP Adjusted income tax rate	27.5%	30.2%	28.0%

(1)
For the year ended December 31, 2018, the Tax Special Items included $222 million of expense for Transition Tax, partially offset by the release of valuation allowances associated with tax initiatives. For the year ended December 31, 2017, the Tax Special Items include the impact of the sale of Diversey, the revaluation of deferred tax assets as a result of the TCJA and an increase in unrecognized tax benefits in foreign jurisdictions. For the year ended December 31, 2016, the Tax Special Items included adjustments to foreign tax credits and a change in the permanent reinvestment assertion in some of our foreign jurisdictions (i.e. a change in our repatriation of foreign earnings strategy).

(2)	The tax rate used to calculate the tax impact of Special Items is based on the jurisdiction in which the charge was recorded.
Foreign Currency Translation Impact on Consolidated Financial Results
Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. Historically, the most significant currencies that have impacted the translation of our consolidated financial results are the euro, the Chinese Renminbi, the Australian dollar, the Brazilian real, the British pound, the Canadian dollar, and the Mexican peso.
The following table presents the approximate favorable or (unfavorable) impact foreign currency translation had on some of our consolidated financial results:

(In millions)	2018 vs. 2017	2017 vs. 2016
Net sales	$(43.4)	$29.9
Cost of sales	31.7	(23.3)
Selling, general and administrative expenses	1.0	(4.7)
Net earnings	(8.2)	(1.2)
Adjusted EBITDA	(11.1)	4.9
Net Sales by Geographic Region
The following tables present the components of the change in net sales by geographic region for the year ended December 31, 2018 compared with 2017 and for the year ended December 31, 2017 compared with 2016. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar” and the change in net sales excluding acquisitions and divestitures and the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as "organic." We believe using constant and organic dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates and eliminates large fluctuations due to acquisitions or divestitures.

(In millions)	North America		EMEA		Latin America		APAC		Total
2017 Net Sales	$2,415.0	54.1%	$984.7	22.1%	$409.3	9.2%	$652.6	14.6%	$4,461.6

Volume – Units	14.2	0.6%	15.1	1.5%	23.4	5.7%	15.0	2.3%	67.7	1.5%
Price/mix(1)	76.0	3.1%	13.7	1.4%	45.6	11.1%	(2.3)	(0.4)%	133.0	3.0%
Total organic change (non-U.S. GAAP)	90.2	3.7%	28.8	2.9%	69.0	16.8%	12.7	1.9%	200.7	4.5%
Acquisition	43.8	1.8%	—	—%	1.4	0.3%	68.6	10.5%	113.8	2.6%
Total constant dollar change (non-U.S. GAAP)	134.0	5.5%	28.8	2.9%	70.4	17.1%	81.3	12.4%	314.5	7.1%
Foreign currency translation	(0.1)	—%	24.5	2.5%	(62.6)	(15.3)%	(5.2)	(0.8)%	(43.4)	(1.0)%
Total change (U.S. GAAP)	133.9	5.5%	53.3	5.4%	7.8	1.8%	76.1	11.6%	271.1	6.1%

2018 Net Sales	$2,548.9	53.9%	$1,038.0	21.9%	$417.1	8.8%	$728.7	15.4%	$4,732.7

(In millions)	North America		EMEA		Latin America		APAC		Total
2016 Net Sales	$2,237.8	53.1%	$962.7	22.9%	$396.8	9.4%	$614.0	14.6%	$4,211.3

Volume – Units	161.4	7.2%	12.9	1.3%	5.9	1.5%	8.6	1.4%	188.8	4.5%
Price/mix(1)	12.9	0.6%	(7.9)	(0.8)%	4.0	1.0%	(1.0)	(0.2)%	8.0	0.2%
Total organic change (non-U.S. GAAP)	174.3	7.8%	5.0	0.5%	9.9	2.5%	7.6	1.2%	196.8	4.7%
Acquisition	—	—%	—	—%	—	—%	23.6	3.8%	23.6	0.6%
Total constant dollar change (non-U.S. GAAP)	174.3	7.8%	5.0	0.5%	9.9	2.5%	31.2	5.0%	220.4	5.3%
Foreign currency translation	2.9	0.1%	17.0	1.8%	2.6	0.7%	7.4	1.2%	29.9	0.7%
Total change (U.S. GAAP)	177.2	7.9%	22.0	2.3%	12.5	3.2%	38.6	6.2%	250.3	6.0%

2017 Net Sales	$2,415.0	54.1%	$984.7	22.1%	$409.3	9.2%	$652.6	14.6%	$4,461.6

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

Net Sales by Segment
The following tables present the components of change in net sales by our segment reporting structure for the year ended December 31, 2018 compared with 2017 and for the year ended December 31, 2017 compared with 2016. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar” and the change in net sales excluding acquisitions and divestitures and the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as "organic." We believe using constant and organic dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates and eliminations large fluctuations due to acquisitions or divestiture.

(In millions)	Food Care		Product Care		Total Company
2017 Net Sales	$2,815.2	63.1%	$1,646.4	36.9%	$4,461.6

Volume – Units	63.1	2.2%	4.6	0.3%	67.7	1.5%
Price/mix(1)	82.3	2.9%	50.7	3.1%	133.0	3.0%
Total organic change (non-U.S. GAAP)	145.4	5.1%	55.3	3.4%	200.7	4.5%
Acquisitions	—	—%	113.8	6.9%	113.8	2.6%
Total constant dollar change (non-U.S. GAAP)	145.4	5.1%	169.1	10.3%	314.5	7.1%
Foreign currency translation	(52.5)	(1.9)%	9.1	0.6%	(43.4)	(1.0)%
Total change (U.S. GAAP)	92.9	3.2%	178.2	10.9%	271.1	6.1%

2018 Net Sales	$2,908.1	61.4%	$1,824.6	38.6%	$4,732.7

(In millions)	Food Care		Product Care		Total Company
2016 Net Sales	$2,686.8	63.8%	$1,524.5	36.2%	4,211.3

Volume – Units	102.6	3.8%	86.2	5.7%	$188.8	4.5%
Price/mix(1)	(0.7)	—%	8.7	0.6%	8.0	0.2%
Total organic change (non-U.S. GAAP)	101.9	3.8%	94.9	6.3%	196.8	4.7%
Acquisitions	—	—%	23.6	1.5%	23.6	0.6%
Total constant dollar change (non-U.S. GAAP)	101.9	3.8%	118.5	7.8%	220.4	5.2%
Foreign currency translation	26.5	1.0%	3.4	0.2%	29.9	0.7%
Total change (U.S. GAAP)	128.4	4.8%	121.9	8.0%	250.3	5.9%

2017 Net Sales	$2,815.2	63.1%	$1,646.4	36.9%	$4,461.6

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

Food Care
2018 compared with 2017
As reported, net sales increased $93 million, or 3%, in 2018 compared with 2017. On a constant dollar basis, net sales increased $145 million, or 5%, in 2018 compared with 2017 primarily due to the following:

•	favorable price/mix of $82 million, primarily in North America and Latin America; and

•	higher unit volumes of $63 million across all regions.
2017 compared with 2016
As reported, net sales increased $128 million, or 5% in 2017 compared with 2016, of which $27 million was due to positive currency impact. On a constant dollar basis, net sales increased $102 million, or 4% in 2017 compared with 2016 primarily due to the following:

•	higher unit volumes of $117 million, reflecting an increase in North America on strong demand of protein packaging and more modest increases in EMEA and Latin America.
This was partially offset by:

•	lower unit volumes in APAC of $14 million primarily due to the continuation of historically low slaughter rates in Australia; and

•	unfavorable price/mix of $1 million.
Product Care
2018 compared with 2017
As reported, net sales increased $178 million, or 11%, in 2018 compared with 2017, of which $9 million was due to positive currency impact. On a constant dollar basis, net sales increased $169 million, or 10% in 2018 compared with 2017 primarily due to the following:

•	$114 million increase in sales due to the acquisitions of Fagerdala and AFP;

•	favorable price/mix of $51 million, primarily in North America; and

•	higher unit volumes of $6 million across EMEA, North America and Latin America.
This was partially offset by:

•	lower organic unit volumes of $2 million in APAC.
2017 compared with 2016
As reported, net sales increased $122 million, or 8%, in 2017 compared with 2016, of which $3 million was due to positive currency impact. On a constant dollar basis, net sales increased $119 million, or 8% in 2017 compared with 2016 primarily due to the following:

•	incremental sales resulting from the acquisition of Fagerdala in Singapore of $24 million;

•
higher unit volumes of $86 million across all regions, primarily in North America due to ongoing strength in the e-Commerce and third-party logistics markets as well as increased volume units in APAC; and

•	favorable price/mix of $9 million.
Cost of Sales
Cost of sales for three years ended December 31, were as follows:

	Year Ended December 31,			2018 vs. 2017	2017 vs. 2016
(In millions)	2018	2017	2016	% Change	% Change
Net sales	$4,732.7	$4,461.6	$4,211.3	6.1%	5.9%
Cost of sales	3,230.6	3,049.5	2,810.3	5.9%	8.5%
As a % of net sales	68.3%	68.3%	66.7%

2018 compared with 2017
As reported, cost of sales increased by $181 million, or 6%, in 2018 as compared to 2017. Cost of sales was impacted by favorable foreign currency translation of $32 million. On a constant dollar basis, cost of sales increased $213 million, or 7%, primarily due to higher raw material costs on increased sales volumes, non-material inflation and freight costs and increase costs due to acquisitions. Cost of sales as a percentage of our net sales was consistent in both years.
2017 compared with 2016
As reported, cost of sales increased by $239 million, or 9%, in 2017 as compared to 2016. Cost of sales was impacted by unfavorable foreign currency translation of $23 million. On a constant dollar basis, cost of sales increased $216 million, or 8%, primarily due to higher raw material costs on increased sales volumes, non-material inflation and freight costs and increase costs due to acquisitions. Cost of sales as a percentage of net sales increased by 160 basis points, primarily on higher input costs.
Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for three years ended December 31, are included in the table below.

	Year Ended December 31,			2018 vs. 2017	2017 vs. 2016
(In millions)	2018	2017	2016	% Change	% Change
Selling, general and administrative expenses	$782.3	$815.6	$754.3	(4.1)%	8.1%
As a % of net sales	16.5%	18.3%	17.9%
2018 compared with 2017
As reported, SG&A expenses decreased $33 million, or 4%, in 2018 as compared to 2017. SG&A expenses were impacted by favorable foreign currency translation of $1 million. On a constant dollar basis, SG&A expenses decreased $34 million, or 4%. This is primarily driven by higher costs in the prior year due to the sale of Diversey.
2017 compared with 2016
As reported, SG&A expenses increased $61 million, or 8%, in 2017 as compared to 2016. SG&A expenses were impacted by unfavorable foreign currency translation of $5 million. On a constant dollar basis, SG&A expenses increased $57 million, or 8%, primarily related to cost associated with sale of Diversey as well as salary and wage inflation.
Amortization Expense of Intangible Assets Acquired
Amortization expense of intangible assets acquired for the years ended December 31, were as follows:

	Year Ended December 31,			2018 vs. 2017	2017 vs. 2016
(In millions)	2018	2017	2016	% Change	% Change
Amortization expense of intangible assets acquired	$15.7	$13.1	$15.0	19.8%	(12.7)%
As a % of net sales	0.3%	0.3%	0.4%
The increase in amortization expense of intangibles for the year ended December 31, 2018 was primarily related to the acquisition of Fagerdala.
From 2017 to 2016 amortization expenses decreased $2 million, or 13%, primarily related to assets which were separated as part of the sale of Diversey.
Restructuring Activities
See Note 10, “Restructuring Activities,” of the Notes to Consolidated Financial Statements for additional details regarding each of the Company’s restructuring programs discussed below, restructuring plan’s accrual, spending and other activity for the year ended December 31, 2018.
In the first quarter of 2016, the Board of Directors agreed to consolidate the remaining activities of all restructuring programs to create a single program to be called the “Sealed Air Restructuring Program” or the “Program.”
In December 2018 the Sealed Air Board of Directors approved a three-year restructuring program (“New Program”) to drive total annualized savings by the end of 2021 in the range of $215 to $235 million. The total cash cost of the New Program is estimated to be in the range of $190 to $220 million, which will be incurred primarily in 2019 and 2020.
Sealed Air will combine the New Program with its existing restructuring program (“Program”) which was largely related to the elimination of stranded costs. The Program is estimated to generate incremental cost savings of $240 million to $260 million by the end of 2021, compared with the savings run rate achieved by the end of 2018. For the year ended December 31, 2018, the Program generated incremental cost savings of $44 million, primarily in selling, general and administrative expenses.

The actual timing of future costs and cash payments related to the Program described above are subject to change due to a variety of factors that may cause a portion of the costs, spending and benefits to occur later than expected. In addition, changes in foreign exchange rates may impact future costs, spending, benefits and cost synergies.
Interest Expense, net
Interest expense, net includes the stated interest rate on our outstanding debt, as well as the net impact of capitalized interest, interest income, the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs and credit facility fees, bond discounts, and terminated treasury locks.
Interest expense, net for the years ended December 31, was as follows:

	Year Ended December 31,			2018 vs. 2017	2017 vs. 2016
(In millions)	2018	2017	2016	Change	Change
Interest expense on our various debt instruments:
Term Loan A due July 2017(1)	$—	$3.6	$5.2	$(3.6)	$(1.6)
Term Loan A due July 2023(2)	8.9	18.6	19.9	(9.7)	(1.3)
Revolving credit facility due July 2023(2)	1.9	2.4	2.4	(0.5)	—
6.50% Senior Notes due December 2020	28.1	28.1	27.7	—	0.4
4.875% Senior Notes due December 2022	21.5	21.5	21.4	—	0.1
5.25% Senior Notes due April 2023	23.1	23.0	23.0	0.1	—
4.50% Senior Notes due September 2023	21.8	21.0	20.4	0.8	0.6
5.125% Senior Notes due December 2024	22.4	22.3	22.3	0.1	—
5.50% Senior Notes due September 2025	22.4	22.3	22.3	0.1	—
6.875% Senior Notes due July 2033	31.0	31.0	31.0	—	—
Other interest expense	18.2	18.3	14.7	(0.1)	3.6
Less: capitalized interest	(6.3)	(10.3)	(10.9)	4.0	0.6
Less: interest income	(15.1)	(17.6)	(7.5)	2.5	(10.1)
Total	$177.9	$184.2	$191.9	$(6.3)	$(7.7)

(1)	We repaid the notes upon maturity in July 2017.

(2)
On July 12, 2018, the Company and certain of its subsidiaries entered into the Third Amended and Restated Credit Agreement. See Note 12, “Debt and Credit Facilities,” of the Notes to Consolidated Financial Statements for further details.

Other (Expense) Income, net
See Note 21, “Other (Expense) Income, net,” of the Notes to Consolidated Financial Statements for the components and discussion of other income, net.
Income Taxes
The table below shows our effective income tax rate (“ETR”).

Year Ended	Effective Tax Rate
2018	67.2%
2017	84.0%
2016	24.6%

Our effective income tax rate for the year ended December 31, 2018 was 67.2%. The TCJA had a significant impact on our income tax expense for the year ended December 31, 2018. The 2018 effective tax rate includes the benefit of a lower U.S. corporate income tax rate of 21% and also reflects $222 million of expense for tax related to the one-time mandatory tax on previously deferred foreign earnings of U.S subsidiaries under TCJA ("Transition Tax"). The difference between the Company’s effective income tax rate and the U.S. statutory rate of 21% relates primarily to Transition Tax associated with the TCJA, the global intangible low-taxed income (“GILTI”) provision enacted as part of the TCJA, state income taxes, and foreign earnings subject to higher tax rates, offset by tax benefit for reduction in valuation allowance related to tax initiatives.
Our effective income tax rate for the year ended December 31, 2017 was 84.0%. The annual effective income tax rate is higher than the statutory rate primarily as a result of expense related to the sale of Diversey, the revaluation of deferred tax assets as a result of the TCJA and an increase in unrecognized foreign tax benefits.
Our effective income tax rate for the year ended December 31, 2016 was 24.6%. The effective tax rate for the year ended December 31, 2016 is lower than the statutory rate primarily because of the mix of earnings and the change in our repatriation strategy.
Our effective income tax rate depends upon the realization of our net deferred tax assets. We have deferred tax assets related to accruals not yet deductible for tax purposes, state and foreign net operating loss carryforwards, tax credits, employee benefit items and other items.
The Internal Revenue Service (the “Service”) is currently auditing the 2011-2014 consolidated U.S. federal income tax returns of the Company. Included in the audit of the 2014 return is the examination by the Service with respect to the Settlement agreement deduction and the related refund associated with the carryback to tax years 2004-2012. The outcome of the examination may require us to return a portion of the refund.
We have established valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize our deferred tax assets depends in part upon our ability to carryback any losses created by the deduction of these temporary differences, the future income from existing temporary differences, and the ability to generate future taxable income within the respective jurisdictions during the periods in which these temporary differences reverse. If we are unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Conversely, if we have sufficient future taxable income in jurisdictions where we have valuation allowances, we may be able to reverse those valuation allowances. We reported a net increase in our valuation allowance for the year ended December 31, 2018, primarily related to foreign net operating losses. See Note 17, "Income Taxes," of the Notes to Consolidated Financial Statements for additional information.
We reported a net expense for unrecognized tax benefits in the year ended December 31, 2018 of $95 million, primarily related to North America tax positions, offset by statute of limitations lapses in other foreign jurisdictions. Interest and penalties on tax assessments are included in income tax expense.
Net Earnings from Continuing Operations
Net earnings from continuing operations for the years ended December 31, are included in the table below.

	Year Ended December 31,			2018 vs. 2017	2017 vs. 2016
(In millions)	2018	2017	2016	% Change	% Change
Net earnings from continuing operations	$150.3	$62.8	$292.3	139.3%	(78.5)%

For 2018, net earnings were unfavorably impacted by $251 million of Special Items. Special Items primarily related to Tax Special Items including $222 million of expense for the one-time Transition Tax, partially offset by the release of valuation allowances associated with tax initiatives. In addition, net earnings were unfavorably impacted by Special Items expenses primarily related to restructuring and other restructuring associated costs of $64 million ($50 million net of taxes), charges related to the sale of Diversey of $21 million ($14 million net of taxes) and expenses related to acquisition integrations and divestiture activities of $13 million ($10 million net of taxes), partially offset by gain on class-action litigation proceeds of $15 million ($12 million net of taxes).
For 2017, net earnings were unfavorably impacted by $280 million of Special Items, primarily related to Tax Special Items related to the sale of Diversey of $152 million, charges related to the sale of Diversey of $55 million ($29 million net of taxes) related to professional fees and restructuring, restructuring and other restructuring associated costs related to our restructuring program of $26 million ($21 million net of taxes) and other acquisition and divestiture activity of $16 million ($13 million net of taxes).

For 2016, net earnings were unfavorably impacted by $42 million of Special Items, including charges related ceasing operations in Venezuela of $49 million ($46 million net of taxes), restructuring and other restructuring associated costs related to our restructuring programs of $22 million ($17 million net of taxes), foreign currency exchange losses related to our Venezuelan subsidiaries of $2 million ($2 million net of taxes), and additional loss from the sale of our European food trays business and other divestitures of $2 million ($2 million net of taxes).
Net Earnings from Discontinued Operations
See Note 4, “Discontinued Operations, Divestitures and Acquisitions,” of the Notes to Consolidated Financial Statements for the components and discussion of net earnings from discontinued operations.
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
See Note 5, “Segments,” of the Notes to Consolidated Financial Statements for the reconciliation of U.S. GAAP net earnings from continuing operations to non-U.S. GAAP Adjusted EBITDA and other segment details.

	Year Ended December 31,			2018 vs. 2017	2017 vs. 2016
(In millions)	2018	2017	2016	% Change	% Change
Food Care	$577.8	$538.1	$520.1	7.4%	3.5%
Adjusted EBITDA Margin	19.9%	19.1%	19.4%
Product Care	318.6	292.2	284.8	9.0%	2.6%
Adjusted EBITDA Margin	17.5%	17.7%	18.7%
Corporate	(6.9)	3.0	4.3	(330.0)%	(30.2)%
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$889.5	$833.3	$809.2	6.7%	3.0%
Adjusted EBITDA Margin	18.8%	18.7%	19.2%

The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment in the three years ended December 31, 2018 as compared with the prior year.
Food Care
2018 compared with 2017
On a reported basis, Adjusted EBITDA increased $40 million in 2018 as compared to 2017. Adjusted EBITDA was impacted by unfavorable foreign currency translation of $14 million. On a constant dollar basis, Adjusted EBITDA increased $53 million, or 10%, in 2018 compared with the same period in 2017 primarily due to the impact of:

•	favorable mix and price/cost spread of $33 million;

•	$28 million of restructuring savings; and

•	positive volume trends of $21 million.
These were partially offset by:

•	higher non-material manufacturing costs and other costs of $28 million, including salary and wage inflation.

2017 compared with 2016
Adjusted EBITDA was impacted by favorable foreign currency translation of approximately $5 million. On a constant dollar basis, Adjusted EBITDA increased approximately $14 million, or 3%, in 2017 compared with the same period in 2016 primarily due to the impact of:

•	positive volume trends of $44 million; and

•	restructuring savings of $7 million.
These drivers were partially offset by:

•	higher non-material manufacturing costs of $15 million, including salary and wage inflation; and

•	unfavorable mix and price/cost spread of $22 million, primarily due to higher raw material and freight costs.
Product Care
2018 compared with 2017
On a reported basis, Adjusted EBITDA increased $26 million in 2018 as compared to 2017. Adjusted EBITDA was impacted by favorable foreign currency translation of $3 million. On a constant dollar basis, Adjusted EBITDA increased $24 million, or 8%, in 2018 compared with the same period in 2017 primarily due to the impact of:

•	favorable price/cost spread of more than $15 million;

•	restructuring savings of more than $15 million; and

•	positive volume trends of $2 million.
This was partially offset by:

•	higher costs of $9 million primarily driven by higher non-material manufacturing costs and other costs including salary and wage inflation offset by income from the acquisition of Fagerdala and AFP.
2017 compared with 2016
Adjusted EBITDA on a constant dollar and actual basis increased $7 million or 3% in 2017 compared to 2016 due to the impact of:

•	positive volume trends of $37 million; and

•	restructuring savings of $4 million.
These drivers were offset by:

•	unfavorable mix and price/cost spread of $27 million primarily due to higher raw material and freight costs; and

•	higher non-material manufacturing costs of $7 million including salary and wage inflation.
 Corporate
2018 compared with 2017
Corporate expenses increased by $10 million on an as reported basis and constant dollar basis as compared with the same period in 2017, primarily due to foreign currency losses.
2017 compared with 2016
Adjusted EBITDA in Corporate was primary driven by foreign currency gains and pension income related to some of the closed defined benefit pension plans. Adjusted EBITDA attributable to Corporate decreased by approximately $1 million compared to the same period in 2016.
Reconciliation of U.S. GAAP Net Earnings from Continuing Operations to non-U.S. GAAP Total Company Adjusted EBITDA
The following table shows a reconciliation of U.S. GAAP net earnings from continuing operations to non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations:

	Year Ended December 31,
(In millions)	2018	2017	2016
Net earnings from continuing operations(1)	$150.3	$62.8	$292.3
Plus: Interest expense, net	(177.9)	(184.2)	(191.9)
Plus: Income tax provision	307.5	330.5	95.6
Plus: Depreciation and amortization(3)	(161.4)	(158.3)	(154.0)
Less: Depreciation and amortization adjustments	2.4	—	1.7
Plus Special Items:
Restructuring and other charges(4)	(47.8)	(12.1)	(2.5)
Other restructuring associated costs	(15.8)	(14.3)	(19.8)
Foreign currency exchange loss due to highly inflationary economies	(2.5)	—	(1.7)
Charges related to ceasing operations in Venezuela(2)	—	—	(48.5)
Charges related to acquisition and divestiture activity	(13.3)	(15.5)	(1.8)
Charges incurred related to the sale of Diversey	(20.9)	(68.6)	(1.4)
Gain from class-action litigation settlement	14.9	—	—
Curtailment benefits related to retained Diversey retirement plans	—	13.5	—
Other Special Items(5)	(9.4)	(0.5)	(1.4)
Pre-tax impact of Special Items	(94.8)	(97.5)	(77.1)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$889.5	$833.3	$809.2

(1)
The sign values of the individual line items are consistent with those presented on our Consolidated Statements of Operations, where applicable. Interest expense, net; Income tax provision; Depreciation and amortization, net of adjustments and total Pre-tax impact of Special Items should be added to net earnings from continuing operations to calculate Non-U.S. GAAP Total Company Adjusted EBTIDA from continuing operations.

(2)
Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country. Refer to Note 2 “Summary of Significant Accounting Policies and Recently Issued Accounting Standards," of the Notes to Consolidated Financial Statements for further details.

(3)	Depreciation and amortization by segment is as follows:

	Year Ended December 31,
(In millions)	2018	2017	2016
Food Care	$105.4	$108.9	$110.0
Product Care	56.0	49.4	44.0
Total Company depreciation and amortization(i)	$161.4	$158.3	$154.0

(i)	Includes share-based incentive compensation of $30 million, $38 million and $51 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(4)	Restructuring and other charges by our segment reporting structure were as follows:

	Year Ended December 31,
(In millions)	2018	2017	2016
Food Care	$17.7	$7.6	$1.6
Product Care	30.1	4.5	0.9
Total Company restructuring and other charges(i)	$47.8	$12.1	$2.5

(i)	For the year ended December 31, 2016 restructuring and other charges excludes $0.3 million related to severance and termination benefits for employees in our Venezuelan subsidiaries.

(5)
Other Special Items for the year ended December 31, 2018 primarily included fees related to professional services. Other Special Items for the year ended December 31, 2017 primarily included transaction costs related to reorganizations. Other Special Items for the year ended December 31, 2016 primarily included legal fees associated with restructuring.

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
As of December 31, 2018, we had cash and cash equivalents of $272 million, of which approximately $215 million, or 79%, was located outside of the U.S. As of December 31, 2018, we had an immaterial amount of cash trapped outside of the U.S. Our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that in the near term cash located outside of the U.S. will be needed to satisfy its obligations, dividends and other demands for cash in the U.S.
Material Commitments and Contingencies
Cryovac Transaction Commitments and Contingencies
The information set forth in Note 18, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements under the caption “Cryovac Transaction Commitments and Contingencies” is incorporated herein by reference.
Contractual Obligations
The following table summarizes our principal contractual obligations and sets forth the amounts of required or contingently required cash outlays in 2019 and future years:

	Payments Due by Years
(In millions)	Total	2019	2020-2021	2022-2023	Thereafter
Contractual Obligations
Short-term borrowings	$232.8	$232.8	$—	$—	$—
Current portion of long-term debt exclusive of debt discounts and lender fees	4.9	4.9	—	—	—
Long-term debt, exclusive of debt discounts and lender fees	3,260.8	—	446.6	1,521.3	1,292.9
Total debt(1)	$3,498.5	$237.7	$446.6	$1,521.3	$1,292.9
Interest payments due on long-term debt(2)	1,088.2	174.3	318.3	242.9	352.7
Operating leases	97.3	28.5	34.8	17.0	17.0
First quarter 2019 quarterly cash dividend declared	24.9	24.9	—	—	—
Other principal contractual obligations	70.2	43.4	26.2	0.6	—
Total contractual cash obligations(3)	$4,779.1	$508.8	$825.9	$1,781.8	$1,662.6

(1)
These amounts include principal maturities (at face value) only. These amounts also include our contractual obligations under capital leases of $7.3 million in 2019, $9.7 million in 2020-2021, $5.4 million in 2022-2023 and $15.2 million thereafter.

(2)
Includes interest payments required under our senior notes issuances and Amended Credit Facility only. The interest payments included above for our Term Loan A were calculated using the following assumptions:

•	interest rates based on stated rates based on LIBOR as of December 31, 2018; and

•	all non-U.S. dollar balances are converted using exchange rates as of December 31, 2018.

(3)
Obligations related to defined benefit pension plans and other post-employment benefit plans have been excluded from the table above, due to factors such as the retirement of employees, it is not reasonably possible to estimate when these obligations will become due. Refer to Note 15, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” and Note 16, “Other Post-Employment Benefits and Other Employee Benefit Plans,” of the Notes to Consolidated Financial Statements for additional information related to these plans.

Current Portion of Long-Term Debt and Long-Term Debt — Represents the principal amount of the debt required to be repaid in each period.
Operating Leases — The contractual operating lease obligations listed in the table above represent estimated future minimum annual rental commitments primarily under non-cancelable real and personal property leases as of December 31, 2018.
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
Liability for Unrecognized Tax Benefits
At December 31, 2018, we had liabilities for unrecognized tax benefits and related interest of $341 million. See Note 17, “Income Taxes,” of the Notes to Consolidated Financial Statements for further discussion.
Off-Balance Sheet Arrangements
We have reviewed our off-balance sheet arrangements and have determined that none of those arrangements has a material current effect or is reasonably likely to have a material future effect on our Consolidated Financial Statements, liquidity, capital expenditures or capital resources.
Income Tax Payments
We expect tax payments to be approximately $130 million in 2019.
Contributions to Defined Benefit Pension Plans
We maintain defined benefit pension plans for some of our U.S. and our non-U.S. employees. We currently expect our contributions to these plans to be approximately $17 million in 2019. Additionally, we expect benefits related to our defined benefit pension plan paid directly by the Company to be $3 million in 2019. Refer to Note 15, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” of the Notes to Consolidated Financial Statements for additional information related to these plans.
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
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

	December 31,
(In millions)	2018	2017
Cash and cash equivalents	$271.7	$594.0
See “Analysis of Historical Cash Flow” below.
Accounts Receivable Securitization Programs
At December 31, 2018, we had $150 million available to us under the programs of which we had $84 million outstanding under the European program. At December 31, 2017, we had $156 million available to us under the programs of which we had no amounts outstanding. See Note 9, “Accounts Receivable Securitization Programs,” of the Notes to Consolidated Financial for information concerning these programs.
Lines of Credit
At December 31, 2018, we had a $1.0 billion revolving credit facility and $140 million of outstanding borrowings under the facility. At December 31, 2017, we had a $700 million revolving credit facility and no outstanding borrowings under the facility. See Note 12, “Debt and Credit Facilities,” of the Notes to Consolidated Financial for further details.
There were $233 million and $23 million total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries at December 31, 2018 and 2017, respectively. See Note 12, “Debt and Credit Facilities,” of the Notes to Consolidated Financial Statements for further details.
Covenants
At December 31, 2018, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 12, “Debt and Credit Facilities,” of the Notes to Consolidated Financial Statements for further details.
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

Outstanding Indebtedness
At December 31, 2018 and 2017, our total debt outstanding consisted of the amounts set forth in the following table.

	December 31,
(In millions)	2018	2017
Short-term borrowings	$232.8	$25.3
Current portion of long-term debt	4.9	2.2
Total current debt	237.7	27.5
Total long-term debt, less current portion(1)	3,236.5	3,230.5
Total debt	3,474.2	3,258.0
Less: Cash and cash equivalents	(271.7)	(594.0)
Net debt	$3,202.5	$2,664.0

(1)	Amounts are net of unamortized discounts and debt issuance costs of $24 million as December 31, 2018 and $30 million as of December 31, 2017.
See Note 12, “Debt and Credit Facilities,” of the Notes to Consolidated Financial for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Consolidated Statements of Cash Flows in the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
(In millions)	2018	2017	2016
Net cash provided by operating activities	$428.0	$424.4	$906.9
Net cash (used in) provided by investing activities	(266.7)	1,786.1	(314.8)
Net cash used in financing activities	(478.3)	(1,889.7)	(544.5)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(5.3)	(113.4)	(39.2)
In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,			2018 vs. 2017	2017 vs. 2016
(In millions)	2018	2017	2016	Change	Change
Cash flow provided by operating activities	$428.0	$424.4	$906.9	$3.6	$(482.5)
Capital expenditures	(168.6)	(183.8)	(275.7)	15.2	91.9
Free cash flow(1)	$259.4	$240.6	$631.2	$18.8	$(390.6)

(1)
Free cash flow was $311 million in 2018 excluding the payment of charges related to the sale of Diversey of $52 million. Free cash flow was $421 million in 2017 excluding the payment of charges related to the sale of Diversey of $181 million. Free cash flow in 2017 also included cash flow generated from 8 months of Diversey prior to the sale.

Net Cash Provided by Operating Activities
2018
Net cash provided by operating activities of $428 million in 2018 was primarily attributable to:

•
$193 million of net earnings, which included $182 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, including $131 million in depreciation and amortization, $29 million in share-based incentive compensation expenses, other non-cash items and foreign currency losses and $22 million in profit sharing expenses partially offset by $43 million gain on the sale of Diversey;

•
$89 million of changes in other liabilities and assets, the largest of which was a one-time payment in lieu of certain future royalty payments for patents, a reduction in the restructuring accrual and over accrual payroll and incentive compensation accruals compared to December 31, 2017; and

These were partially offset by:

•	$16 million decrease in income tax payables primarily as a result of an increase in cash tax payments related to the sale of Diversey; and

•
$20 million increase in working capital primarily due to an increase in inventory partially offset by an increase in accounts payable. This activity reflects the timing of inventory purchases and the related payments of cash.

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

These were partially offset by:

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

These were partially offset by:

•
$48 million of changes in other assets and liabilities. This was primarily attributable to changes in restructuring liabilities, an increase in leased assets and the timing of certain annual incentive compensation payments.

Net Cash Provided by (Used in) Investing Activities

2018
Net cash used in investing activities of $267 million in 2018 primarily consisted of the following:

•	capital expenditures of $169 million;

•	$68 million related to business acquisitions; and

•	$11 million related to settlements of foreign currency forward contracts.
2017
Net cash provided by investing activities of $1.8 billion in 2017 primarily consisted of the following:

•	impact from on the sale of Diversey of $2.2 billion, net of payments of debt of $777 million.
These were partially offset by:

•	capital expenditures of $184 million;

•	$119 million related to business acquisitions;

•	$62 million due to the loss from settlement of cross currency swaps; and

•	$9 million related to settlements of foreign currency forward contracts.
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

•	cash paid on settlements of foreign currency forward contracts of $46 million; and

•	cash paid for businesses acquired of $6 million.
These were partially offset by:

•	proceeds from sale of business of $8 million; and

•	proceeds from sales of property, plant and equipment of $5 million.
Net Cash Used in Financing Activities
2018
Net cash used in financing activities of $478 million in 2018 was primarily due to the following:

•	repurchases of common stock of $583 million; and

•	payments of quarterly dividends of $104 million.
These were partially offset by an increase in cash due to the use of short-term borrowing and credit facilities of $224 million.
2017
Net cash used in financing activities of $1.9 billion in 2017 was primarily due to the following:

•	repurchases of common stock of $1.3 billion;

•	payments of Term Loan A due in July 2017 of $250 million and $98 million for the Brazilian tranche of Term Loan A;

•	payments of quarterly dividends of $120 million; and

•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $22 million.

These factors were partially offset by:

•	proceeds from the termination of our cross-currency swap of $17 million.
2016
Net cash used in financing activities of $545 million was primarily due to the following:

•	repurchase of common stock of $217 million;

•	decrease in short-term borrowings under our revolving credit facility, local lines of credit and accounts receivable securitization programs of $154 million;

•	payments of quarterly dividends of $122 million;

•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $31 million; and

•	repayments of $27 million on Term Loan A.
These factors were partially offset by:

•	proceeds received from the settlement of cross-currency swaps of $6 million.
Changes in Working Capital

	December 31,
(In millions)	2018		2017		Change
Working capital (current assets less current liabilities)	$66.2		$488.2		$(422.0)
Current ratio (current assets divided by current liabilities)	1.0	x	1.4	x
Quick ratio (current assets, less inventories divided by current liabilities)	0.7	x	1.0	x

The $422 million, or 86%, decrease in working capital reflected:

•	a decrease in cash and cash equivalents of $322 million due to high cash balance as of December 31, 2017 due to the proceeds received from the sale of Diversey; and

•	an increase in short-term borrowings primarily due to an increase in borrowings under our revolving credit facility and accounts receivables securitization programs.
These were partially offset by:

•
a decrease in other current liabilities primarily due to final working capital adjustments related to the sale of Diversey and lower performance-based compensation accrual, partially offset by an increase for restructuring costs.

Changes in Stockholders’ Equity (Deficit)
The $501 million, or 329%, decrease in stockholders’ equity in 2018 compared with 2017 was due to:

•	a net increase in shares held in treasury of $652 million and decrease in additional paid-in capital of $80 million due to the repurchase of common stock;

•	dividends paid and accrued on our common stock of $103 million;

•	cumulative translation adjustment of $50 million; and

•	a net increase in accumulated other comprehensive loss of $29 million on unrecognized pension items due primarily to market conditions as of our annual pension valuation;
These were partially offset by:

•	net earnings of $193 million;

•	stock issued for profit sharing contribution paid in stock of $25 million;

•	the effect of share-based incentive compensation of $21 million;

•	the impact of recently adopted accounting standards to retained earnings of $3 million; and

•	unrealized gains on derivative instruments of $18 million.
We repurchased approximately 14.9 million shares of our common stock year ended December 31, 2018 for $651.4 million See Note 19, “Stockholders’ Equity (Deficit),” of the Notes to Consolidated Financial Statements for further details.
Derivative Financial Instruments
Interest Rate Swaps
The information set forth in Note 13, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements under the caption “Interest Rate Swaps” is incorporated herein by reference.
Interest Rate and Currency Swaps
The information set forth in Note 13, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements under the caption “Interest Rate and Currency Swaps” is incorporated herein by reference.
Net Investment Hedge
The information set forth in Note 13, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements under the caption “Net Investment Hedge” is incorporated herein by reference.
Other Derivative Instruments
The information set forth in Note 13, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements under the caption “Other Derivative Instruments” is incorporated herein by reference.
Foreign Currency Forward Contracts
At December 31, 2018, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
The information set forth in Note 13, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements under the caption “Foreign Currency Forward Contracts” is incorporated herein by reference.
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
We believe the following accounting policies are critical to understanding our consolidated results of operations and affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. The critical accounting policies discussed below should be read together with our significant accounting policies set forth in Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards,” of the Notes to Consolidated Financial Statements.
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
Revenue Recognition
Our revenue earning activities primarily involve manufacturing and selling products. Revenue from contracts with customers is recognized using a five-step model consisting of the following: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation. Performance obligations are satisfied when the Company transfers control of a good or service to a customer, which can occur over time or at a point in time. The amount of revenue recognized is based on the consideration to which the Company expects to be entitled in exchange for those goods or services, including the expected value of variable consideration. The customer’s ability and intent to pay the transaction price is assessed in determining whether a contract exists with the customer. If collectability of substantially all of the consideration in a contract is not probable, consideration received is not recognized as revenue unless the consideration is nonrefundable and the Company no longer has an obligation to transfer additional goods or services to the customer or collectability becomes probable.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”) and issued subsequent amendments to the initial guidance, collectively, Topic 606. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 expands and enhances disclosure requirements which require disclosing sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This includes both qualitative and quantitative information. The amendments in ASU 2014-09 are now effective.
We have the implemented the guidance using the modified retrospective method, in which the cumulative effect of initially applying the standard has been recognized as an adjustment to retained earnings. For the years ending December 31, 2017 and December 31, 2016, the Company recognized revenue under ASC 605, under which the following criteria were used for revenue recognition: persuasive evidence that an arrangement exists, shipment has occurred, selling price is fixed or determinable, and collection is reasonably assured.
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
Our efforts to adopt this standard focused on contract analysis at a regional level. We have concluded our assessment and identified the most significant impact was on the accounting for Free on Loan equipment in our Food Care division. Whereas previously we did not recognize revenue on Free on Loan equipment, under the new standard, we allocate revenue to that equipment and account for the lease component under ASC 840. ASC 606-10-15-4 states that a contract can be partially in scope of ASC 606 and partially in scope of another standard, in this case ASC 840. Sealed Air determined the proper accounting treatment for contracts with lease and non-lease components is to allocate the transaction price of the contract to the separate lease and non-lease components, account for the non-lease components of the contract under ASC 606 and account for the lease components of the contract under ASC 840. During the contract analysis we also evaluated how the transaction price would be allocated across the performance obligations. It highlighted the need to adjust our equipment accrual balance, within the Food Care division, to reflect the stand alone selling price of the equipment within our portfolio.
Leasing Activity
Sealed Air is involved in leasing activity as both a lessee and a lessor. Sealed Air is the lessor primarily for equipment used by our customers to meet their packaging needs. Sealed Air is the lessee of property used for production and for sales and administrative functions, including real property, buildings, manufacturing and office equipment, offices and automobiles. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”) and issued subsequent amendments to the initial guidance, collectively, Topic 842. This ASU requires an entity to recognize a right-of-use asset ("ROU") and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Minor modifications have also been made to lessor accounting in-line with revenue recognition guidance. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The new standard is effective for us on January 1, 2019, with early adoption permitted. Entities are required to adopt ASC 842 using a modified retrospective transition method. Full retrospective transition is prohibited. The guidance permits an entity to apply the standard’s transition provisions at either the beginning of the earliest comparative period presented in the financial statements or the beginning of the period of adoption (i.e., on the effective date). We will adopt the new standard on its effective date. We believe the most significant effects of adoption relate to: the recognition of new ROU assets and lease liabilities on our balance sheet for our office and equipment and real estate operating leases; and providing significant new disclosures about our leasing activities.
Similar to ASC 606 implementation, our efforts to adopt the ASC 842 standard have focused on lease collection and analysis at a regional and operational level. We first obtained a complete inventory of leases which are subject to ASC 842. We have also identified a system based solution which will become our central repository of global leases for which we are the lessee and assist with the required accounting. We are in the process of implementing the system based solution. Our process to adopt ASC 842 was led by a multi-discipline project team including expertise in technical accounting, information systems, operational leases and asset management and third-party consultants. We believe the various covenants stipulated in our debt agreements will not be negatively affected by the adoption of ASC 842. In the long term, ASC 842 may impact lease vs. buy decisions or whether we enter into operating or finance leases.
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
For indefinite–lived intangible assets, such as trademarks and trade names, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over fair value, if any. In addition, in all cases of an impairment review we re-evaluate whether continuing to characterize the asset as indefinite–lived is appropriate. We recorded no impairment to indefinite lived assets in the current year.
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
In our annual impairment review, we may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In a qualitative assessment, we would consider the macroeconomic conditions, including any deterioration of general economic conditions, industry and market conditions, including any deterioration in the environment where the reporting unit operates, increased competition, changes in the products/services and regulator and political developments; cost of doing business; overall financial performance, including any declining cash flows and performance in relation to planned revenues and earnings in past periods; other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation, and events affecting the reporting unit, including changes in the carrying value of net assets.
If the results our qualitative assessment indicate it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform a quantitative assessment to determine the fair value of the reporting unit. We would then compare the fair value of each reporting unit to its carrying value, including the goodwill allocated to the reporting unit. If the fair value of the reporting unit exceeded its carrying value, there would be no indication of impairment. If the fair value of the reporting unit were less than the carrying value, an impairment charge would be recognized for the difference.
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
Fair value computed by these methods is arrived at using a number of factors, including projected future operating results, anticipated future cash flows, effective income tax rates, comparable marketplace data within a consistent industry grouping, and the cost of capital. There are inherent uncertainties, however, related to these factors and to our judgment in applying them to this analysis. Nonetheless, we believe that the combination of these methods provides a reasonable approach to estimate the fair value of our reporting units. The Company performed a qualitative assessment of the goodwill by reporting unit as of October 1, 2018, during the fourth quarter of 2018, and concluded it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. In the fourth quarter 2017, we performed a qualitative assessment and in the fourth quarter of 2016, we performed a quantitative test for all of our reporting units with allocated goodwill. No indication of goodwill impairment was identified in 2017 or 2016.
See Note 8, “Goodwill and Identifiable Intangible Assets, net,” of the Notes to Consolidated Financial Statements for details of our goodwill balance and the goodwill review performed in 2018, 2017 and 2016 and other related information.
Pensions
For a number of our current and former U.S. employees and our international employees, we maintain defined benefit pension plans. Under current accounting standards, we are required to make assumptions regarding the valuation of projected benefit obligations and the performance of plan assets for our defined benefit pension plans.
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
At December 31, 2018, the total projected benefit obligation for our U.S. pension plan was $182 million, and the total benefit expense for the year ended December 31, 2018 was $0.5 million. At December 31, 2018, the total projected benefit obligation for our international pension plans was $634 million, and the total benefit income for the year ended December 31, 2018 was $5 million. The employer service cost of our pension plans is charged to Cost of sales and Selling, general and administrative expenses. All other components of benefits expense are recorded to other (expense) income, net.
In general, material changes to the principal assumptions could have a material impact on the costs and liabilities recognized on our Consolidated Financial Statements. A 25 basis point change in the assumed discount rate and a 100 basis point change in the expected long-term rate of return on plan assets would have resulted in the following increases (decreases) in the projected benefit obligation at December 31, 2018 and the expected net periodic benefit cost for the year ending December 31, 2019:

United States	25 Basis Point Increase (in millions)	25 Basis Point Decrease (in millions)
Discount Rate
Effect on 2018 projected benefit obligation	$(4.7)	$4.9
Effect on 2019 expected net periodic benefit cost	—	—
	100 Basis Point Increase (in millions)	100 Basis Point Decrease (in millions)
Return on Assets
Effect on 2019 expected net periodic benefit cost	$(1.2)	$1.2

International	25 Basis Point Increase (in millions)	25 Basis Point Decrease (in millions)
Discount Rate
Effect on 2018 projected benefit obligation	$(22.9)	$24.3
Effect on 2019 expected net periodic benefit cost	(0.2)	0.2
	100 Basis Point Increase (in millions)	100 Basis Point Decrease (in millions)
Return on Assets
Effect on 2019 expected net periodic benefit cost	$(5.3)	$5.3
Income Taxes
Estimates and judgments are required in the calculation of tax liabilities and in the determination of the recoverability of our deferred tax assets. Our deferred tax assets arise from net deductible temporary differences, tax benefit carryforwards and tax credits. We evaluate whether our taxable earnings, during the periods when the temporary differences giving rise to deferred tax assets become deductible or when tax benefit carryforwards may be utilized, should be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration dates of tax benefit carryforwards or the projected taxable earnings indicate that realization is not likely, we provide a valuation allowance.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized on the Consolidated Financial Statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with tax authorities. See Note 17, “Income Taxes,” of the Notes to Consolidated Financial Statements for further discussion.
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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At December 31, 2018, we had no outstanding interest rate swaps, collars or options.
The information set forth in Note 13, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 14, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Consolidated Financial Statements for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $77 million in the fair value of the total debt balance at December 31, 2018. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
Venezuela
Economic and political events in Venezuela have exposed us to heightened levels of foreign currency exchange risk. Foreign exchange control regulations have affected our Venezuelan subsidiaries’ ability to obtain inventory and maintain normal production. As a result, of the ongoing challenging economic situation in Venezuela, the Company ceased operations in the country in 2016 and has an insignificant amount of operations in the country, including sales derived from the country and cash. This resulted in total costs of $49 million being incurred which included the following (i) a voluntary reduction in headcount including severance and termination benefits for employees of less than $1 million, (ii) depreciation and amortization expense related to fixed assets and intangibles of $1 million, (iii) inventory reserves of less than $1 million and (iv) income tax expense of $1 million and (v) the reclassification of $47 million of cumulative translation adjustment resulting in a charge to net income as the Company’s decision to cease operations is similar to a substantially complete liquidation. As of December 31, 2018, we do not believe the economic and political events in Venezuela will have a material impact on our 2019 results of operations.
Argentina

Recent economic events in Argentina, including the default on some of its international debt obligations, have exposed us to heightened levels of foreign currency exchange risks. As of July 1, 2018, Argentina was designated as a highly-inflationary economy. From the date of this designation through December 31, 2018, we recognized $2 million of net foreign currency exchange losses in net foreign exchange transaction loss, within other (expense) income, net on the Consolidated Statements of Operations, primarily related to the designation of Argentina as a highly inflationary economy under U.S GAAP. See Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements for additional information. As of December 31, 2018, 1% of our consolidated net sales were derived from our products sold in Argentina and net assets include $3 million of cash and cash equivalents. Also, as of December 31, 2018, our Argentina subsidiaries had cumulative translation losses of $24 million.
Russia
The U.S. and the European Union (EU) have imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities. Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products. These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however, they may limit the amount of future business the Company does with customers involved in activities in Russia. As of December 31, 2018, we do not anticipate these events will have a material impact to our 2019 result of operations. As of December 31, 2018, 2% of our consolidated net sales were derived from products sold into Russia and net assets include $6 million of cash and cash equivalents. Also, as of December 31, 2018, our Russia subsidiaries had cumulative translation losses of $33 million.
Brazil
Recent economic events in Brazil, including the increase in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of December 31, 2018, we do not anticipate these events will have a material impact on our 2019 results of operations. As of December 31, 2018, 3% of our consolidated net sales were derived from products sold into Brazil and net assets include $10 million of cash and cash equivalents. Also, as of December 31, 2018, our Brazil subsidiaries had cumulative translation losses of $40 million.
United Kingdom
The United Kingdom is in the process of exiting the European Union, which is currently scheduled for March 2019 (referred to as "Brexit"). Although the final terms of the withdrawal are not yet known, we continue to assess the risk and impact of the United Kingdom's exit from the European Union on our operations, controls, and financial performance.
Brexit may impact the way we currently serve our customers in the United Kingdom and in Ireland, as we expect the United Kingdom's exit from the European Union to reduce efficiencies associated with serving customers in these countries from a central location. We are monitoring our processes as well as operating and legal entity structure to continue to efficiently address changes that may arise from Brexit including: customs processing and clearance, transit and logistics time and potential updates to terms and conditions present within our customer contracts. We continue to monitor inventory levels including any incremental stock that may be required to minimize disruptions to our business and our customers' business.
Brexit may also require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. Continued devaluation of the Sterling will have a negative impact on our financial results reported in US Dollar. However, as of December 31, 2018, we do not anticipate these events will have a material impact on our 2019 results of operations. As of December 31, 2018, 4% of our consolidated net sales were derived from products sold into United Kingdom. Net assets in the United Kingdom include $3 million of cash and cash equivalents and $10 million in inventory. Also, as of December 31, 2018, our United Kingdom subsidiaries had cumulative translation adjustment losses of $32 million.
A large concentration of the Company's defined benefit plans is in the United Kingdom. Approximately 35% of the Company's projected benefit obligation and 45% of defined benefit plan assets are in the United Kingdom. Market volatility could have a negative impact on both our plan assets and our benefit obligations. However, our plan assets and obligations presented in our Consolidated Balance Sheets and in Note 15, "Profit Sharing, Retirement Savings Plan and Defined Benefit Plans," of the Notes to Consolidated Financial Statements are valued as of December 31, 2018. We believe that the market and associated impacts on the value of our plan assets and assumptions used to determine the projected benefit obligation reflect the uncertainties related to Brexit. The Company and the Plans' Trustees have employed de-risking strategies in the defined benefit asset portfolios to reduce market volatility risk, interest rate risk and future cash flow risk. Our defined benefit assets in the United Kingdom are diversified between international equities, fixed income investments, and insurance buy-in contracts which all help mitigate market volatility risk.

We have deployed a cross functional project team working to mitigate the impact and risk associated with Brexit. We continue to monitor the progress of the final terms of the United Kingdom's exit from the European Union along with associated impacts to our business.
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
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at December 31, 2018 would have caused us to pay approximately $42 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
Our foreign currency forward contracts are described in Note 13, “Derivatives and Hedging Activities,” which is contained in the Notes to Consolidated Financial Statements, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments — Foreign Currency Forward Contracts,” contained in Part II, Item 7 of this Annual Report on Form 10-K, which information is incorporated herein by reference.
Net Investment Hedge
The €400 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the fair value of the debt was $8 million ($6 million net of tax) as of December 31, 2018, and is reflected in long-term debt on our Consolidated Balance Sheets.
In March 2015, we entered into a series of cross-currency swaps with a combined notional amount of $425 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates. As a result of the sale of Diversey, we terminated these cross-currency swaps in September 2017 and settled these swaps in October 2017. The fair value of the swaps on the date of termination was a liability of $62 million which was partially offset by semi-annual interest settlements of $18 million. This resulted in a net impact of $(44) million recorded in accumulated other comprehensive loss ("AOCL").
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
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $590 million at December 31, 2018 and $544 million at December 31, 2017.

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
Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $2 million for the years ended December 31, 2018, and less than $1 million for the years ended December 31, 2017 and 2016, respectively. The allowance for doubtful accounts was $9 million and $7 million at December 31, 2018 and 2017, respectively.
Pensions
Recent market conditions have resulted in an unusually high degree of volatility and increased risks and short-term liquidity concerns associated with some of the plan assets held by our defined benefit pension plans, which have impacted the performance of some of the plan assets. Based upon the annual valuation of our defined benefit pension plans at December 31, 2018, we expect net periodic benefit expense to be less than $1 million in 2019. See Note 15, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” of the Notes to Consolidated Financial Statements for further details on our defined benefit pension plans.
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
Sealed Air Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sealed Air Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sealed Air Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2019 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Charlotte, North Carolina
February 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sealed Air Corporation
Opinion on Internal Control over Financial Reporting
We have audited Sealed Air Corporation and subsidiaries' internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sealed Air Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 19, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 19, 2019

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions)	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$271.7	$594.0
Trade receivables, net of allowance for doubtful accounts of $9.1 in 2018 and $6.5 in 2017	473.4	552.4
Income tax receivables	58.4	85.1
Other receivables	81.3	90.2
Inventories, net of inventory reserves of $18.1 in 2018 and $15.5 in 2017	544.9	506.8
Assets held for sale	0.6	4.0
Prepaid expenses and other current assets	124.5	33.9
Total current assets	1,554.8	1,866.4
Property and equipment, net	1,036.2	998.4
Goodwill	1,947.6	1,939.8
Identifiable intangible assets, net	101.7	83.6
Deferred taxes	170.5	176.2
Other non-current assets	239.4	215.9
Total assets	$5,050.2	$5,280.3
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Short-term borrowings	$232.8	$25.3
Current portion of long-term debt	4.9	2.2
Accounts payable	765.0	723.8
Current liabilities held for sale	—	2.2
Accrued restructuring costs	33.5	15.4
Income tax payable	23.5	47.3
Other current liabilities	428.9	562.0
Total current liabilities	1,488.6	1,378.2
Long-term debt, less current portion	3,236.5	3,230.5
Deferred taxes	20.4	28.5
Other non-current liabilities	653.3	490.8
Total liabilities	5,398.8	5,128.0
Commitments and Contingencies - Note 18
Stockholders’ (deficit) equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2018 and 2017	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 231,619,037 in 2018 and 230,080,944 in 2017; shares outstanding: 155,654,370 in 2018 and 168,595,521 in 2017	23.2	23.0
Additional paid-in capital	2,049.6	1,939.6
Retained earnings	1,835.5	1,735.2
Common stock in treasury, 75,964,667 shares in 2018 and 61,485,423 shares in 2017	(3,336.5)	(2,700.6)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(136.4)	(103.4)
Cumulative translation adjustment	(744.8)	(694.4)
Unrealized net loss on net investment hedges	(41.9)	(46.8)
Unrealized net gain (loss) on cash flow hedges	2.7	(0.3)
Total accumulated other comprehensive loss, net of taxes	(920.4)	(844.9)
Total stockholders’ (deficit) equity	(348.6)	152.3
Total liabilities and stockholders’ (deficit) equity	$5,050.2	$5,280.3
See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share data)	2018	2017	2016
Net sales	$4,732.7	$4,461.6	$4,211.3
Cost of sales(1)(2)	3,230.6	3,049.5	2,810.3
Gross profit	1,502.1	1,412.1	1,401.0
Selling, general and administrative expenses	782.3	815.6	754.3
Amortization expense of intangible assets acquired	15.7	13.1	15.0
Restructuring and other charges	47.8	12.1	2.8
Operating profit	656.3	571.3	628.9
Interest expense, net	(177.9)	(184.2)	(191.9)
Foreign currency exchange loss due to highly inflationary economies	(2.5)	—	(1.7)
Charge related to Venezuelan subsidiaries(3)	—	—	(47.3)
Other (expense) income, net(1)(2)	(18.1)	6.2	(0.1)
Earnings before income tax provision	457.8	393.3	387.9
Income tax provision	307.5	330.5	95.6
Net earnings from continuing operations	150.3	62.8	292.3
Gain on sale of discontinued operations, net of tax	42.8	640.7	—
Net earnings from discontinued operations, net of tax	—	111.4	194.1
Net earnings	$193.1	$814.9	$486.4
Basic:
Continuing operations	$0.94	$0.34	1.50
Discontinued operations	0.27	3.99	0.99
Net earnings per common share - basic	$1.21	$4.33	$2.49
Diluted:
Continuing operations	$0.94	$0.33	$1.48
Discontinued operations	0.26	3.96	0.98
Net earnings per common share - diluted	$1.20	$4.29	$2.46
Dividends per common share	$0.64	$0.64	$0.61
Weighted average number of common shares outstanding:
Basic	159.4	186.9	194.3
Diluted	160.2	188.9	197.2

See accompanying Notes to Consolidated Financial Statements.

(1)
Due to the adoption of ASU 2017-07, certain amounts related to defined benefit and other post-employment benefit plans were reclassified from cost of sales to other expense, net. Refer to Note 2, "Recently Adopted and Issued Accounting Standards," in the Notes to Consolidated Financial Statements for more information.

(2)
As part of our review of costs included in the corporate segment, amounts related to division operations were identified and reclassified out of other expense, net to cost of sales. The impact for the years ended December 31, 2017 and 2016 was $8.1 million and $6.4 million, respectively.

(3)
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

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2018			2017			2016
	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings			$193.1			$814.9			$486.4
Other comprehensive (loss) income:
Unrecognized pension items	$(34.2)	$4.8	(29.4)	$219.1	$(45.8)	173.3	$(13.1)	$2.4	(10.7)
Unrealized gains (losses) on derivative instruments for net investment hedge	20.0	(5.0)	15.0	(109.8)	42.0	(67.8)	31.3	(12.0)	19.3
Unrealized gains (losses) on derivative instruments for cash flow hedge	3.9	(1.2)	2.7	(11.2)	2.4	(8.8)	0.3	(0.1)	0.2
Foreign currency translation adjustments	(49.2)	(1.2)	(50.4)	2.2	5.3	7.5	(118.1)	(19.8)	(137.9)
Other comprehensive (loss) income	$(59.5)	$(2.6)	(62.1)	$100.3	$3.9	104.2	$(99.6)	$(29.5)	(129.1)
Comprehensive income, net of taxes			$131.0			$919.1			$357.3

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(In millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2015	$22.6	$1,915.0	$675.2	$(1,265.7)	$(820.0)	$527.1
Effect of share-based incentive compensation	0.2	59.9	—	(30.7)	—	29.4
Stock issued for profit sharing contribution paid in stock	—	2.1	—	35.3	—	37.4
Repurchases of common stock	—	—	—	(217.0)	—	(217.0)
Unrecognized pension items, net of taxes	—	—	—	—	(10.7)	(10.7)
Foreign currency translation adjustments	—	—	—	—	(137.9)	(137.9)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	19.5	19.5
Settlement share transfer and excess tax benefit	—	(2.9)	—	—	—	(2.9)
Net earnings	—	—	486.4	—	—	486.4
Dividends on common stock ($0.61 per share)	—	—	(121.6)	—	—	(121.6)
Balance at December 31, 2016	$22.8	$1,974.1	$1,040.0	$(1,478.1)	$(949.1)	$609.7
Effect of share-based incentive compensation	0.2	45.0	—	(22.2)	—	23.0
Stock issued for profit sharing contribution paid in stock	—	0.5	—	21.8	—	22.3
Repurchases of common stock	—	(80.0)	—	(1,222.1)	—	(1,302.1)
Unrecognized pension items, net of taxes	—	—	—	—	173.3	173.3
Foreign currency translation adjustments	—	—	—	—	7.5	7.5
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(76.6)	(76.6)
Net earnings	—	—	814.9	—	—	814.9
Dividends on common stock ($0.64 per share)	—	—	(119.7)	—	—	(119.7)
Balance at December 31, 2017	$23.0	$1,939.6	$1,735.2	$(2,700.6)	$(844.9)	$152.3
Effect of share-based incentive compensation	0.2	29.2	—	(8.0)	—	21.4
Stock issued for profit sharing contribution paid in stock	—	0.8	—	23.8	—	24.6
Repurchases of common stock	—	80.0	—	(651.7)	—	(571.7)
Unrecognized pension items, net of taxes	—	—	—	—	(29.4)	(29.4)
Foreign currency translation adjustments	—	—	—	—	(50.4)	(50.4)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	17.7	17.7
Net earnings	—	—	193.1	—	—	193.1
Dividends on common stock ($0.64 per share)	—	—	(102.8)	—	—	(102.8)
Impact of recently adopted accounting standards(1)	—	—	10.0	—	(13.4)	(3.4)
Balance at December 31, 2018	$23.2	$2,049.6	$1,835.5	$(3,336.5)	$(920.4)	$(348.6)

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

(1)
Due to the adoption of ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as of January 1, 2018, the Company recorded decreases to retained earnings of $1.0 million and $2.4 million, respectively. In addition, due to the adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income as of October 1, 2018, the Company recorded an increase to retained earnings of $13.4 million from accumulated other comprehensive loss. See Note 2, "Recently Adopted and Issued Accounting Standards," in the Notes to Consolidated Financial Statements for more information.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2018	2017	2016
Net earnings	$193.1	$814.9	$486.4
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	131.2	149.3	214.0
Share-based incentive compensation	29.2	44.9	59.9
Profit sharing expense	21.6	23.2	24.6
Charges related to Venezuelan subsidiaries	—	—	46.0
Provisions for bad debt	2.3	2.9	4.3
Provisions for inventory obsolescence	4.8	3.6	6.4
Deferred taxes, net	10.9	121.0	(61.7)
Net (gain) loss on sale of businesses	(42.5)	(641.2)	1.9
Foreign currency losses (gains)	13.7	29.9	(4.9)
Other non-cash items	11.1	11.1	0.9
Changes in operating assets and liabilities:
Trade receivables, net	(0.9)	(81.4)	(33.9)
Inventories	(61.2)	(55.4)	(17.1)
Accounts payable	42.6	154.1	228.0
Income tax receivable/payable	(16.4)	(207.1)	7.3
Other assets and liabilities	88.5	54.6	(55.2)
Net cash provided by operating activities	$428.0	$424.4	$906.9
Cash flows from investing activities:
Capital expenditures	$(168.6)	$(183.8)	$(275.7)
Proceeds from sale of business	6.8	1.0	7.8
Businesses acquired in purchase transactions, net of cash acquired	(68.4)	(119.2)	(5.8)
Proceeds from sales of property, equipment and other assets	—	1.7	4.9
Loss from settlement of cross currency swaps	—	(61.8)	—
Investment in equity investments	(7.5)	—	—
Impact of sale of Diversey	(15.3)	2,156.9	—
Settlement of foreign currency forward contracts	(11.1)	(8.7)	(46.0)
Other investing activities	(2.6)	—	—
Net cash (used in) provided by investing activities	$(266.7)	$1,786.1	$(314.8)
Cash flows from financing activities:
Net proceeds (payments) from short-term borrowings	$224.0	$(93.7)	$(154.2)
Proceeds from cross currency swap	—	17.4	—
Payments of long-term debt(1)	(1.6)	(369.5)	(27.1)
Dividends paid on common stock	(104.1)	(119.7)	(121.6)
Repurchases of common stock(2)	(582.6)	(1,302.1)	(217.0)
Payments for debt modification/extinguishment costs	(6.1)	—	(0.1)
Acquisition of common stock for tax withholding	(7.9)	(22.1)	(30.7)
Other financing activities	—	—	6.2
Net cash used in financing activities	$(478.3)	$(1,889.7)	$(544.5)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$(5.3)	$(113.4)	$(39.2)
Cash Reconciliation(3):
Cash and cash equivalents	594.0	333.7	321.7
Restricted cash and cash equivalents(4)	—	52.9	56.5
Balance, beginning of period	$594.0	$386.6	$378.2
Net change during the period	(322.3)	207.4	8.4
Cash and cash equivalents	271.7	594.0	333.7
Restricted cash and cash equivalents(4)	—	—	52.9
Balance, end of period	$271.7	$594.0	$386.6

SEALED AIR CORPORATION AND SUBSIDIARIES

	Year Ended December 31,
(In millions)	2018	2017	2016
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$191.4	$210.8	$215.1
Income tax payments	$155.0	$161.7	$125.8
Payments related to sale of Diversey	$51.6	$180.8	$—
Restructuring payments including associated costs	$12.1	$49.3	$66.1
Non-cash items:
Transfers of shares of our common stock from treasury for our 2017, 2016 and 2015 profit-sharing plan contributions	$23.5	$22.3	$37.6
See accompanying Notes to Consolidated Financial Statements.

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

(3)
Due to the adoption of ASU 2016-18, the Company now is required to include restricted cash as part of the change in the total cash balance. As a result, amounts which were previously classified as cash flows from financing activities related to Sealed Air continuing operations and amounts which were previously classified as cash flows from investing activities related to restricted cash sold with the sale of Diversey have been reclassified as they are recognized in the total change in cash. Refer to Note 2, "Recently Adopted and Issued Accounting Standards," of the Notes to Consolidated Financial Statements for more information.

(4)
Restricted cash and cash equivalents included compensating balance deposits related to certain short-term borrowings and were included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of December 31, 2016.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Note 1 Organization and Nature of Operations
We are a global leader in food safety and security and product protection. We serve an array of end markets including food and beverage processing, food service, retail and commercial and consumer applications. Our focus is on achieving quality profitable growth and increased earnings power through partnering with our customers to provide innovative, sustainable packaging solutions that solve their most complex packaging problems and create differential value for them. We do so through our iconic brands, differentiated technologies, leading market positions, global scale and market access and well-established customer relationships.
We conduct substantially all of our business through two wholly-owned subsidiaries, Cryovac, LLC and Sealed Air Corporation (US). Throughout this report, when we refer to “Sealed Air,” the “Company,” “we,” “our,” or “us,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise.
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
Reclassification
As part of our review of costs included in the corporate segment, amounts related to division operations were identified and reclassified out of other (expense) income, net to cost of sales. The impact for the years ended December 31, 2017 and 2016 was $8.1 million and $6.4 million, respectively.
Use of Estimates
The preparation of our Consolidated Financial Statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include, among other items, assessing the collectability of receivables, asset retirement obligations, the use and recoverability of inventory, the estimation of fair value of financial instruments, assumptions used in the calculation of income taxes, useful lives and recoverability of tangible assets and goodwill and other intangible assets, assumptions used in our defined benefit pension plans and other post-employment benefit plans, estimates related to self-insurance such as the aggregate liability for uninsured claims using historical experience, insurance and actuarial estimates and estimated trends in claim values, fair value measurement of assets, costs for incentive compensation and accruals for commitments and contingencies. We review these estimates and assumptions periodically using historical experience and other factors and reflect the effects of any revisions in the Consolidated Financial Statements in the period we determine any revisions to be necessary. Actual results could differ from these estimates.
Financial Instruments
We may use financial instruments, such as cross-currency swaps, interest rate swaps, caps and collars, U.S. Treasury lock agreements and foreign currency exchange forward contracts and options related to our borrowing and trade activities. We may use these financial instruments from time to time to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We do not purchase, hold or sell derivative financial instruments for trading purposes. We face credit risk if the counterparties to these transactions are unable to perform their obligations. Our policy is to have counterparties to these contracts that have at least an investment grade rating.
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
We record gains and losses on derivatives qualifying as cash flow hedges in AOCL, to the extent that hedges are effective and until the underlying transactions are recognized on the Consolidated Statements of Operations, at which time we recognize the gains and losses on the Consolidated Statements of Operations. We recognize gains and losses on qualifying fair value hedges and the related loss or gain on the hedged item attributable to the hedged risk on the Consolidated Statements of Operations.
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
See Note 13, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements for further details.
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
Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in net foreign exchange transaction loss, within other (expense) income, net related to our Argentinian subsidiaries on the Consolidated Statements of Operations. For the year ended December 31, 2018, the Company recorded a $2.4 million remeasurement loss. The exchange rate as of December 31, 2018 was 37.6679.
We will continue to evaluate each reporting period the appropriate exchange rate to remeasure our financial statements based on the facts and circumstances as applicable.
Venezuela
Economic and political events in Venezuela exposed us to heightened levels of foreign currency exchange risk. Accordingly, Venezuela has been designated a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the bolivar fuerte as the functional currency for our subsidiaries in Venezuela. All bolivar-denominated monetary assets and liabilities are re-measured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in foreign currency exchange gains and losses related to our Venezuelan subsidiaries on the Consolidated Statements of Operations.
Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in 2016 to cease operations in the country. Foreign exchange control regulations have affected our Venezuelan subsidiaries’ ability to obtain inventory and maintain normal production. This resulted in total costs incurred of $49.4 million which included the following (i) a voluntary reduction in headcount including severance and termination benefits for employees of $0.3 million, (ii) depreciation and amortization expense related to fixed assets and intangibles of $0.5 million, (iii) inventory reserves of $0.4 million, (iv) income tax expense of $0.9 million and (v) the reclassification of $47.3 million of cumulative translation adjustment resulting in a charge to Net earnings as the Company’s decision to cease operations is similar to a substantially complete liquidation.
The Company reported a remeasurement loss of $3.4 million (of which $1.7 million was recorded to net earnings from discontinued operations, net of taxes) for the year ended December 31, 2016. The Company reported a remeasurement loss of less than $1.0 million for the year ended December 31, 2017 (which included less than $0.1 million of earnings related to continuing operations). The impact of remeasurement was not material for the year ended December 31, 2018, due to the cessation of operations in Venezuela.
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
Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net sales recognized by us in the period of adjustment. Charges for rebates and other allowances were approximately 5% of sales in 2018, 2017 and 2016. Refer to Note 3, "Revenue Recognition, Contracts with Customers," of the Notes to Consolidated Financial Statements for further discussion of revenue.
Assets recognized for the costs to obtain or fulfill a contract
The Company recognizes incremental costs to fulfill a contract as an asset if such incremental costs are expected to be recovered, relate directly to a contract or anticipated contract, and generate or enhance resources that will be used to satisfy performance obligations in the future.
The Company recognizes incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. For example, the Company generally expenses sales commissions when incurred because the contract term is less than 1 year. These costs are recorded within sales and marketing expenses.

Costs for shipping and handling activities performed after a customer obtains control of a good are accounted for as costs to fulfill a contract and are included in cost of goods sold.
Shipping and Handling Costs
Costs incurred for the transfer and delivery of goods to customers are recorded as a component of cost of sales.
Research and Development
We expense research and development costs as incurred. Research and development costs were $80.8 million in 2018, $91.8 million in 2017 and $88.0 million in 2016.
Share-Based Incentive Compensation
At the 2014 Annual Meeting, the 2014 Omnibus Incentive Plan (the “Omnibus Plan”) was approved by our stockholders. At the 2018 Annual Shareholders' Meeting, the Board of Directors adopted, and our shareholders approved an amendment and restatement to the 2014 Omnibus Incentive Plan. See Note 19, “Stockholders’ Equity (Deficit),” of the Notes to the Consolidated Financial Statements for further information on this plan.
We record share-based compensation awards exchanged for employee services at fair value on the date of grant and record the expense for these awards in cost of sales and in selling, general and administrative expense, as applicable, on our Consolidated Statements of Operations over the requisite employee service period. Share-based incentive compensation expense includes an estimate for forfeitures and anticipated achievement levels and is generally recognized over the expected term of the award on a straight-line basis. The Company accelerates expense on performance based awards using a graded vesting schedule for employees who meet retirement eligibility requirements prior to the end of the award’s service period. For performance-based awards, the Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable. For performance awards with market based conditions, the fair value of the award is determined at the grant date and is recognized at 100% over the performance period regardless of actual market condition performance.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement with tax authorities. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our Consolidated Statements of Operations. See Note 17, “Income Taxes,” of the Notes to Consolidated Financial Statements for further discussion.
Cash and Cash Equivalents
We consider highly liquid investments with original maturities of three months or less to be cash equivalents. Our policy is to invest cash in excess of short-term operating and debt service requirements in cash equivalents. Cash equivalents are stated at cost, which approximates fair value because of the short-term maturity of the instruments. Our policy is to transact with counterparties that are rated at least A- by Standard & Poor’s and A3 by Moody’s. Some of our operations are located in countries that are rated below A- or A3. In this case, we try to minimize our risk by holding cash and cash equivalents at financial institutions with which we have existing global relationships whenever possible, diversifying counterparty exposures and minimizing the amount held by each counterparty and within the country in total.

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
We have a European accounts receivable securitization and purchase program with a special purpose vehicle, or SPV, two banks and a group of our European subsidiaries. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV, and are exposed to the risk of uncollectable receivables held by the SPV. Therefore, the SPV is consolidated in our Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as short-term borrowings on our Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Consolidated Balance Sheets. See Note 9, “Accounts Receivable Securitization Programs,” of the Notes to Consolidated Financial Statements for further details.
Accounts Receivable Factoring Agreements
The Company has entered into factoring agreements, to sell certain receivables to unrelated third-party financial institutions. We account for these transactions in accordance with ASC 860, "Transfers and Servicing" ("ASC 860"). ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from Accounts receivable, net on the Consolidated Balance Sheets. Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has no continuing involvement in the transferred receivables. In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold.
Gross amounts factored under this program at December 31, 2018 and 2017 were $249.8 million and $181.1 million respectively. The fees associated with transfer of receivables for all programs were approximately $2 million for the years ended December 31, 2018 and 2017.
Trade Receivables, Net
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Trade receivables, which are included on the Consolidated Balance Sheets, are stated at amounts due from our customers net of allowances for doubtful accounts. We maintain trade receivable allowances for estimated losses resulting from the likelihood of failure of our customers to make required payments. An additional allowance may be required if the financial condition of our customers deteriorate.
Inventories, Net
Our inventories are determined using the FIFO method or a weighted average for some raw materials. We state inventories at the lower of cost or net realizable value. Costs related to inventories include raw materials, direct labor and manufacturing overhead which are included in cost of sales on the Consolidated Statements of Operations.
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
Goodwill and Identifiable Intangible Assets, Net
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
Identifiable intangible assets consist primarily of patents, licenses, trademarks, trade names, customer lists and relationships, non-compete agreements and technology based intangibles and other contractual agreements. We amortize finite lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, generally ranging from 3 to 17 years, on a straight-line basis to their estimated residual values and periodically review them for impairment.
We use the acquisition method of accounting for all business combinations and do not amortize goodwill or intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are tested for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. See Note 8, “Goodwill and Identifiable Intangible Assets, net,” of the Notes to Consolidated Financial Statements for further details.
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
For indefinite-lived intangible assets, such as trademarks and trade names, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over the fair value, if any. In addition, in all cases of an impairment review we re-evaluate whether continuing to characterize the asset as indefinite-lived is appropriate. See Note 8, “Goodwill and Identifiable Intangible Assets, net,” of the Notes to Consolidated Financial Statements for additional details.
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
See Note 15, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” of the Notes to Consolidated Financial Statements for information about the Company’s benefit plans.
Net Earnings per Common Share
Basic earnings per common share is calculated by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Non-vested share-based payment awards that contain non-forfeitable rights to dividends are treated as participating securities and therefore included in computing earnings per common share using the “two-class method.” The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings. Non-vested restricted stock issued under our Omnibus Plan prior to January 1, 2018 are considered participating securities since these securities have non-forfeitable rights to dividends when we declare a dividend during the contractual vesting period of the share-based payment award and are therefore included in our earnings allocation formula using the two-class method.
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
See Note 22, “Net Earnings Per Common Share,” of the Notes to Consolidated Financial Statements for further discussion.
Recently Adopted Accounting Standards
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). As a result of the TCJA, this ASU was issued to provide entities with the option to reclassify stranded tax effects in accumulated other comprehensive income to retained earnings. The Company elected to early adopt ASU 2018-02 as of October 1, 2018 in which the impact was applied to the period of adoption. As part of the adoption, the Company has elected to reclassify the tax effects of the TCJA from AOCL to retained earnings. The adoption of the ASU 2018-02 resulted in a $13.4 million reclassification from AOCL to retained earnings due to the stranded tax effects of the TCJA. The primary AOCL balances which were impacted by the TCJA were unrecognized pension items and unrecognized gains (losses) on derivative instruments.
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). This update is intended to align the financial statements with an entity's risk management activities. ASU 2017-12 allows for changes in the designation and measurement of hedges as well as expands the disclosures of hedge results. The amendments in ASU 2017-12 are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The Company elected to early adopt ASU 2017-12 as of January 1, 2018. The adoption did not have an impact on the Company's Consolidated Financial Results.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 amends the considerations for determining what events require modification accounting. This new guidance requires an entity to consider the fair value of an award before and after modification, the vesting conditions of the modified award and the classification of the modified award as an equity instrument. The amendments in ASU 2017-09 are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted ASU 2017-09 on January 1, 2018. The adoption did not have an impact on the Company's Consolidated Financial Results.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Benefit Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. This new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. The amendments in ASU 2017-07 are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted ASU 2017-07 on January 1, 2018. The effect of retrospectively adopting this guidance resulted in a reclassification of $16.7 million from cost of sales and selling, general and administrative expenses to other (expense) income, net on the Consolidated Statements of Operations for the year ended December 31, 2017 and a reclassification of $(3.8) million from cost of sales and selling, general and administrative expenses to other (expense) income, net on the Consolidated Statements of Operations for the year ended December 31, 2016.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 as part of the goodwill impairment test. The amount of the impairment charge to be recognized would now be the amount by which the carrying value exceeds the reporting unit’s fair value. The loss to be recognized cannot exceed the amount of goodwill allocated to that reporting unit. The amendments in ASU 2017-04 are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company has elected to early adopt ASU 2017-04 as of January 1, 2018. The Company has applied the guidance related to ASU 2017-04 during our annual impairment test in the fourth quarter of 2018.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a screen to determine when a set of assets is a business. This screen states that when substantially all of the fair value of a group of assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The amendments in ASU 2017-01 are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 on January 1, 2018. The adoption did not have an impact on the Company's Consolidated Financial Results however, it could have a material impact on the Company's Consolidated Financial Results if the Company enters into future business combinations.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that entities include restricted cash and restricted cash equivalents with cash and cash equivalents in the beginning-of-period and end-of-period total amounts shown on the Statements of Cash Flows. The amendments in ASU 2016-18 are effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company adopted ASU 2016-18 on January 1, 2018. As a result of this retrospective adoption, the reclassification of restricted cash into a change in total cash resulted in a decrease in financing activities of $25.4 million and investing activities of $27.5 million for the year ended December 31, 2017 and an increase in cash used in financing activities of $3.6 million for the year ended December 31, 2016.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company adopted ASU 2016-16 on January 1, 2018. This was adopted using the modified retrospective approach which resulted in a decrease in other assets of $7.5 million, an increase in non-current deferred tax assets of $4.8 million, a decrease in other non-current liabilities of $1.7 million and a decrease in retained earnings was $1.0 million on the Consolidated Balance Sheets.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This ASU requires equity investments except those under the equity method of accounting to be measured at fair value with the changes in fair value recognized in net income. The amendment simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. In addition, it also requires enhanced disclosures about investments. Additionally, in February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2018-03") and in March 2018, the FASB issued ASU 2018-04, Investments - Debt Securities (Subtopic 320) and Regulated Operations (Topic 980), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (SEC Update) ("ASU 2018-04") which were issued to clarify some of the language in ASU 2016-01. The amendments in ASU 2016-01, 2018-03 and 2018-04 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company adopted ASU 2016-01, 2018-03 and 2018-04 on January 1, 2018. The adoption of these standards did not have an impact on the Company's Consolidated Financial Results.
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
The following tables summarizes the effect of adoption of the new revenue recognition standard by line item on the Company’s Consolidated Financial Statements, and the reason for the change:

	Year Ended December 31, 2018
(In millions)	As Reported	Balances without Adoption of Topic 606	Effect of Change
Net sales	$4,732.7	$4,731.8	$0.9
Other current liabilities	428.9	428.1	0.8
Other non-current liabilities	653.3	648.9	4.4

Impact by Line Item	Reason for Change	Opening Balance Sheet Adjustment as of January 1, 2018 (In millions)
Other current liabilities	Certain contracts include an equipment accrual, whereby a customer is awarded a credit based on consumable purchases that can be redeemed for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and the performance obligation is satisfied. Upon the adoption of Topic 606 the equipment accrual balance was increased to reflect the standalone selling price within our equipment portfolio.	$2.4
Retained earnings	The modified retrospective adoption of the new revenue standard resulted in a cumulative adjustment decreasing retained earnings, which was associated with adjusting our equipment accrual contract offering to the standalone selling price value.	(2.4)
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
Recently Issued Accounting Standards
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2018-16 adds the overnight index swap rate based on the Secured Overnight Financing Rate to the list of U.S. benchmark interest rates eligible to be hedged within ASC 815. This ASU names the Secured Overnight Financing Rate as the preferred reference rate alternative to the London Interbank Offered Rate (LIBOR). The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently in the process of evaluating the effect that ASU 2018-16 will have on the Company's Consolidated Financial Results.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 amends ASC 350-40 and aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. We are currently in the process of evaluating the effect that ASU 2018-15 will have on the Company's Consolidated Financial Results.
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"). ASU 2018-14 eliminates, adds and clarifies certain disclosure requirements related to defined benefit plans and other postretirement plans. The guidance is effective for fiscal years ending after December 15, 2020, with early adoption permitted for reporting periods for which financial statements have yet to be issued or made available for issuance. We are currently in the process of evaluating the effect that ASU 2018-14 will have on the Company's Consolidated Financial Results.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 amends the fair value measurement disclosure requirements of ASC 820, including new, eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted upon the issuance of this ASU, including interim periods for which financial statements have not yet been issued or made available for issuance. If adopted early, entities are permitted to early adopt the eliminated or modified disclosure requirements and delay the adoption of the new disclosure requirements until their effective date. We are currently in the process of evaluating the effect that ASU 2018-13 will have on the Company's Consolidated Financial Results.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and issued subsequent amendments to the initial guidance, collectively, Topic 326. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal periods. Entities may adopt earlier as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years. We are currently in the process of evaluating this new standard update however we do not anticipate this to have a material impact on the Company's Consolidated Financial Results.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”) and issued subsequent amendments to the initial guidance. This ASU requires an entity to recognize a right-of-use asset (ROU) and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for us on January 1, 2019, with early adoption permitted. Entities are required to adopt ASC 842 using a modified retrospective transition method. Full retrospective transition is prohibited. The guidance permits an entity to apply the standard’s transition provisions at either the beginning of the earliest comparative period presented in the financial statements or the beginning of the period of adoption (i.e., on the effective date). We expect to adopt the new standard on its effective date. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to: the recognition of new ROU assets and lease liabilities on our balance sheet for real estate and equipment operating leases; and providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.
The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.
On adoption, we currently expect to recognize additional operating lease liabilities of approximately $75 to $95 million with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments for existing operating leases on our Consolidated Balance Sheets.
The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases, which will mean all consideration that is fixed, or in-substance fixed, relating to the non-lease components will be captured as part of our lease components for balance sheet purposes.

Note 3 Revenue Recognition, Contracts with Customers
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
As discussed in Note 5, "Segments," of the Notes to Consolidated Financial Statements, our reporting segments include: Food Care and Product Care. Our Food Care applications are largely sold directly to end customers, while most of our Product Care products are sold through business supply distributors.
Food Care:
Food Care largely serves perishable food processors, predominantly in fresh red meat, smoked and processed meats, poultry and dairy (solids and liquids) markets worldwide, and maintains a leading position in target applications. Food Care provides integrated packaging materials and equipment solutions to provide food safety, shelf life extension, and total cost optimization with innovative, sustainable packaging that enables customers to reduce costs and enhance their brands in the marketplace.
Product Care:
Product Care packaging solutions are utilized across many global markets and are especially valuable to e-Commerce, electronics and industrial manufacturing. Product Care solutions are designed to protect valuable goods in shipping, and drive operational excellence for our customers, increasing their order fulfillment velocity while minimizing material usage, dimensional weight and packaging labor requirements. The acquisition of Fagerdala in 2017 and AFP in 2018 enabled us to further expand our protective packaging solutions in electronics, transportation and industrial markets with turnkey, custom-engineered, fabricated solutions.
Product Care benefits from the continued expansion of e-Commerce, increasing freight costs, scarcity of labor, and increasing demand for more sustainable packaging. Product Care solutions are largely sold through supply distributors that sell to business/industrial end-users. Product Care solutions are additionally sold directly to fabricators, original equipment manufacturers, contract manufacturers, third-party logistics partners, e-commerce/fulfillment operations, and at various retail centers. Product Care solutions are marketed under industry-leading brands including Bubble Wrap® packaging, Cryovac® performance shrink films, Instapak® polyurethane foam packaging systems, and Korrvu® suspension and retention packaging.
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

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments of transaction price impact the amount of net sales recognized by us in the period of adjustment. Revenue recognized for the year ended December 31, 2018 from performance obligations satisfied in previous reporting periods was $5.6 million.
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
Sealed Air often offers rebates to customers in their contracts that are related to the amount of consumables purchased. We believe that this form of variable consideration should only be allocated to consumables because the entire amount of variable consideration relates to the customer’s purchase of and Sealed Air’s efforts to provide consumables. Additionally, Sealed Air has many contracts that have pricing tied to third-party indices. We believe that variability from index-based pricing should be allocated specifically to consumables because the pricing formulas in these contracts are related to the cost to produce consumables.
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
Disaggregated Revenue
For the year ended December 31, 2018, revenues from contracts with customers summarized by Segment Geography were as follows:

	Year Ended December 31, 2018
(In millions)	Food Care	Product Care	Total
North America	$1,444.1	$1,085.5	$2,529.6
EMEA(1)	651.6	382.1	1,033.7
Latin America	368.5	47.9	416.4
APAC(2)	423.8	300.1	723.9
Topic 606 Segment Revenue	2,888.0	1,815.6	4,703.6
Non-Topic 606 Revenue (Leasing)	20.1	9.0	29.1
Total	$2,908.1	$1,824.6	$4,732.7

(1)	EMEA = Europe, Middle East and Africa

(2)	APAC = Asia, Australia and New Zealand
Contract Balances

The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned, with the exception of equipment accruals. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the consumables transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The opening and closing balances of contract liabilities arising from contracts with customers as of December 31, 2018 were as follows:

(In millions)	December 31, 2017	January 1, 2018, as adjusted	December 31, 2018
Contract liabilities	3.1	5.5	10.4
Revenue recognized in the year ended December 31, 2018 that was included in the contract liability balance at the beginning of the period was $4.9 million. This revenue was driven primarily by equipment performance obligations being satisfied.
The contract liability balance represents deferred revenue, primarily related to equipment accruals. The increase in 2018 to deferred revenue was driven predominately by new contracts.
Remaining Performance Obligations
Our enforceable contractual obligations tend to be short term in nature, and the following table does not include the transaction price of any remaining performance obligations that are part of the contracts with expected durations of less than one year. Additionally, the following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of December 31, 2018, as well as the expected timing of recognition of that transaction price.

(In millions)	Short-Term (12 months or less)	Long-Term	Total
Total transaction price	$1.6	$8.8	$10.4

Note 4 Discontinued Operations, Divestitures and Acquisitions
Discontinued Operations
On March 25, 2017, we entered into a definitive agreement to sell our Diversey Care division and the food hygiene and cleaning business within our Food Care division (collectively, "Diversey") for gross proceeds of USD equivalent of $3.2 billion, subject to customary closing conditions. The transaction was completed on September 6, 2017. We recorded a net gain on the sale of Diversey of $640.7 million, net of taxes of $197.5 million. During 2018, we recorded an additional net gain on the sale of Diversey of $42.8 million, net of taxes. This was related to the final net working capital settlement as well as the release of tax indemnity reserves upon expiration of statute of limitations.
We have classified the operating results of Diversey, together with certain costs related to the divestiture transaction, as discontinued operations, net of tax, in the Consolidated Statements of Operations for the years ended December 31, 2017 and 2016.

Summary operating results of Diversey were as follows:

	Year Ended December 31,
(In millions)	2017	2016
Net sales	$1,669.0	$2,567.0
Cost of sales	950.4	1,440.3
Gross profit	718.6	1,126.7
Selling, general and administrative expenses	538.3	859.2
Amortization expense of intangible assets acquired	23.9	79.9
Operating profit	156.4	187.6
Other expense, net	(17.0)	(9.7)
Earnings from discontinued operations before income tax provision (benefit)	139.4	177.9
Income tax provision (benefit) from discontinued operations(1)	28.0	(16.2)
Net earnings from discontinued operations	$111.4	$194.1

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

The following table presents selected financial information regarding cash flows of Diversey in the Consolidated Statements of Cash Flows but are within discontinued operations in the Consolidated Statements of Operations:

	Year Ended December 31,
(In millions)	2017	2016
Non-cash items included in net earnings from discontinued operations:
Depreciation and amortization	$29.3	$111.4
Share-based incentive compensation	10.2	12.0
Profit sharing expense	3.0	2.9
Provision for bad debt	2.3	5.0
Capital expenditures	11.9	17.8

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
Divestitures
Divestiture of Embalagens Ltda.
On August 1, 2017, we entered into an agreement to sell our polystyrene food tray business in Guarulhos, Brazil for a gross purchase price of R$26.9 million (or $8.2 million as of closing date of March 19, 2018). The purchase price was subject to working capital, cash and debt adjustments, which were finalized in the fourth quarter of 2018 for R$1.6 million (or $0.4 million). For the year ended December 31, 2018, the Company recognized a net gain on the sale of $1.4 million, on the Consolidated Statements of Operations.

Acquisitions
Acquisition of AFP
On August 1, 2018, the Company acquired AFP, Inc., a leading, privately held fabricator of foam, corrugated, molded pulp and wood packaging solutions, to join its Product Care division. This acquisition further expands our protective packaging solutions in the electronics, transportation and industrial markets with custom-engineered applications. We acquired 100% of AFP shares for an estimated consideration of $74.1 million, excluding $2.9 million of cash acquired.
The following table summarizes the consideration transferred to acquire AFP and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed.

	Preliminary Allocation	Measurement Period	Revised Preliminary Allocation
(In millions)	As of August 1, 2018	Adjustments	As of December 31, 2018
Total consideration transferred	$70.8	$3.3	$74.1

Assets:
Cash and cash equivalents	2.9	—	2.9
Trade receivables, net	30.8	—	30.8
Inventories, net	7.1	0.1	7.2
Prepaid expenses and other current assets	0.7	—	0.7
Property and equipment, net	3.5	(0.4)	3.1
Identifiable intangible assets, net	18.6	4.1	22.7
Goodwill	21.6	(2.0)	19.6
Other non-current assets	0.7	(0.4)	0.3
Total assets	$85.9	$1.4	$87.3
Liabilities:
Current portion of long-term debt	—	0.1	0.1
Accounts payable	13.8	(2.2)	11.6
Other current liabilities	1.3	—	1.3
Long-term debt, less current portion	—	0.2	0.2
Total liabilities	$15.1	$(1.9)	$13.2
The following tables summarizes the identifiable intangible assets, net and their useful life.

	Amount	Useful life
	(in millions)	(in years)
Customer relationships	$18.6	11
Trademarks and tradenames	4.1	5
Total intangible assets with definite lives	$22.7
Acquisition of Fagerdala
On October 2, 2017, the Company acquired Fagerdala Singapore Pte Ltd. ("Fagerdala"), a manufacturer and fabricator of polyethylene foam based in Singapore, to join its Product Care division. We acquired 100% of Fagerdala shares for estimated consideration of S$144.7 million, or $106.2 million, net of cash acquired of $13.3 million, inclusive of purchase price adjustments which were finalized in the third quarter of 2018. We acquired Fagerdala to leverage its manufacturing footprint in Asia, expertise in foam manufacturing and fabrication, and commercial organization to grow sales in the consumer electronics, medical equipment and devices, automotive, temperature assurance, and e-commerce fulfillment sectors.
The following table summarizes the consideration transferred to acquire Fagerdala and the final allocation of the purchase price among the assets acquired and liabilities assumed.

	Preliminary Allocation	Measurement Period	Final Allocation
(In millions)	As of October 2, 2017	Adjustments	As of December 31, 2018
Total consideration transferred	$106.6	$(0.4)	$106.2

Assets:
Cash and cash equivalents	13.3	—	13.3
Trade receivables, net	22.4	—	22.4
Inventories, net	10.0	0.1	10.1
Prepaid expenses and other current assets	8.4	—	8.4
Property and equipment, net	23.3	—	23.3
Identifiable intangible assets, net	41.4	0.7	42.1
Goodwill	39.3	(1.5)	37.8
Total assets	$158.1	$(0.7)	$157.4
Liabilities:
Short-term borrowings	14.0	—	14.0
Accounts payable	6.9	—	6.9
Other current liabilities	15.1	(0.1)	15.0
Long-term debt, less current portion	3.8	—	3.8
Non-current deferred taxes	11.7	(0.2)	11.5
Total liabilities	$51.5	$(0.3)	$51.2
The following tables summarizes the identifiable intangible assets, net and their useful life.

	Amount	Useful life
	(in millions)	(in years)
Customer relationships	$25.4	17
Trademarks and tradenames	10.6	15
Technology	6.1	13
Total intangible assets with definite lives	$42.1
Acquisition of Deltaplam
On August 1, 2017, the Company acquired Deltaplam Embalagens Indústria e Comércio Ltda ("Deltaplam"), a family owned and operated Brazilian flexible packaging manufacturer, to join its Food Care division. The preliminary fair value of consideration transferred was approximately $25.8 million. We recorded the fair value of the assets acquired and liabilities assumed on the acquisition date, which included a preliminary allocation of $8.1 million of goodwill and $7.4 million of intangible assets. The final fair value of consideration transferred was $25.3 million, which included $9.7 million of goodwill and $5.9 million of intangible assets.
Note 5 Segments
The Company’s segment reporting structure consists of two reportable segments and a Corporate category as follows:

•	Food Care; and

•	Product Care.
The Company’s Food Care and Product Care segments are considered reportable segments under FASB ASC Topic 280. Our reportable segments are aligned with similar groups of products and management team. Corporate includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions and cost recovery variances not allocated to the reportable segments from global functional expenses. The Company evaluates performance of the reportable segments based on the results of each segment. The Company allocates expense to each segment based on various factors including direct usage of resources, allocation of headcount, allocation of software licenses or, in cases where costs are not clearly delineated, costs may be allocated on portion of either net trade sales or an expense factor such as cost of goods sold.

To accelerate productivity improvements and elimination of operational redundancies, the Company implemented a change in allocation of Corporate expenses. These expenses are now allocated to Food Care and Product Care segments. For comparison purposes, the Company presented 2017 and 2016 results to reflect the revised allocation of these costs. This change in expense allocation has no impact on the Company's reportable segments or total Company operating results.
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
The following tables show net sales and Adjusted EBITDA by our segment reporting structure:

	Year Ended December 31,
(In millions)	2018	2017	2016
Net Sales
Food Care	$2,908.1	$2,815.2	$2,686.8
As a % of Total Company net sales	61.4%	63.1%	63.8%
Product Care	1,824.6	1,646.4	1,524.5
As a % of Total Company net sales	38.6%	36.9%	36.2%
Total Company Net Sales	$4,732.7	$4,461.6	$4,211.3

	Year Ended December 31,
(In millions)	2018	2017	2016
Adjusted EBITDA from continuing operations
Food Care	$577.8	$538.1	$520.1
Adjusted EBITDA Margin	19.9%	19.1%	19.4%
Product Care	318.6	292.2	284.8
Adjusted EBITDA Margin	17.5%	17.7%	18.7%
Corporate	(6.9)	3.0	4.3
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$889.5	$833.3	$809.2
Adjusted EBITDA Margin	18.8%	18.7%	19.2%

The following table shows a reconciliation of U.S. GAAP net earnings from continuing operations to Non-U.S. GAAP Total Company Adjusted EBITDA:

	Year Ended December 31,
(In millions)	2018	2017	2016
Net earnings from continuing operations(1)	$150.3	$62.8	$292.3
Plus: Interest expense, net	(177.9)	(184.2)	(191.9)
Plus: Income tax provision	307.5	330.5	95.6
Plus: Depreciation and amortization(3)	(161.4)	(158.3)	(154.0)
Less: Depreciation and amortization adjustments	2.4	—	1.7
Plus Special Items:
Restructuring and other charges(4)	(47.8)	(12.1)	(2.5)
Other restructuring associated costs	(15.8)	(14.3)	(19.8)
Foreign currency exchange loss due to highly inflationary economies	(2.5)	—	(1.7)
Charges related to ceasing operations in Venezuela(2)	—	—	(48.5)
Charges related to acquisition and divestiture activity	(13.3)	(15.5)	(1.8)
Charges incurred related to the sale of Diversey	(20.9)	(68.6)	(1.4)
Gain from class-action litigation settlement	14.9	—	—
Curtailment related to retained Diversey retirement plans	—	13.5	—
Other Special Items(5)	(9.4)	(0.5)	(1.4)
Pre-tax impact of Special Items	(94.8)	(97.5)	(77.1)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$889.5	$833.3	$809.2

(1)
The sign values of the individual line items are consistent with those presented on our Consolidated Statements of Operations, where applicable. Interest expense, net; Income tax provision; Depreciation and amortization, net of adjustments and total Pre-tax impact of Special Items should be added to net earnings from continuing operations to calculate Non-U.S. GAAP Total Company Adjusted EBTIDA from continuing operations.

(2)
Due to the ongoing challenging economic situation in Venezuela, the Company approved a program in the second quarter of 2016 to cease operations in the country. Refer to Note 2 “Summary of Significant Accounting Policies and Recently Issued Accounting Standards," of the Notes to Consolidated Financial Statements for further details.

(3)	Depreciation and amortization by segment is as follows:

	Year Ended December 31,
(In millions)	2018	2017	2016
Food Care	$105.4	$108.9	$110.0
Product Care	56.0	49.4	44.0
Total Company depreciation and amortization(i)	$161.4	$158.3	$154.0

(i)	Includes share-based incentive compensation of $29.9 million in 2018, $38.2 million in 2017 and $50.9 million in 2016.

(4)	Restructuring and other charges by segment were as follows:

	Year Ended December 31,
(In millions)	2018	2017	2016
Food Care	$17.7	$7.6	$1.6
Product Care	30.1	4.5	0.9
Total Company restructuring and other charges(i)	$47.8	$12.1	$2.5

(i)	For the year ended December 31, 2016 restructuring and other charges excludes $0.3 million related to severance and termination benefits for employees in our Venezuelan subsidiaries.

(5)
Other Special Items for the year ended December 31, 2018 primarily included fees related to professional services. Other Special Items for the year ended December 31, 2017 primarily included transaction costs related to reorganizations. Other Special Items for the year ended December 31, 2016 primarily included legal fees associated with restructuring.

Assets by Reportable Segments
The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net, inventory, net, property and equipment, net, goodwill, intangible assets, net and leased systems, net.

	December 31,
(In millions)	2018	2017
Assets allocated to segment:
Food Care	$1,541.5	$1,545.5
Product Care	2,643.5	2,620.2
Total segments	$4,185.0	$4,165.7
Assets not allocated:
Cash and cash equivalents	271.7	594.0
Assets held for sale	0.6	4.0
Income tax receivables	58.4	85.1
Other receivables	81.3	90.2
Deferred taxes	170.5	176.2
Other	282.7	165.1
Total	$5,050.2	$5,280.3

Geographic Information

	Year Ended December 31,
(In millions)	2018	2017	2016
Net sales(1):
North America(3)	$2,548.9	$2,415.0	$2,237.8
EMEA	1,038.0	984.7	962.7
Latin America	417.1	409.3	396.8
APAC	728.7	652.6	614.0
Total	$4,732.7	$4,461.6	$4,211.3
Total long-lived assets(1)(2):
North America	$726.0	$639.6
EMEA	270.5	274.1
Latin America	67.3	74.6
APAC	211.8	226.0
Total	$1,275.6	$1,214.3

(1)
Net sales to external customers attributed to geographic areas represent net sales to external customers based on destination. No non-U.S. country accounted for net sales in excess of 10% of consolidated net sales for the years ended December 31, 2018, 2017 or 2016 or long-lived assets in excess of 10% of consolidated long-lived assets at December 31, 2018 and 2017.

(2)	Total long-lived assets represent total assets excluding total current assets, deferred tax assets, goodwill, intangible assets and non-current assets held for sale.

(3)	Net sales to external customers within the U.S. were $2,402.8 million, $2,278.6 million and $2,112.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Note 6 Inventories, net
The following table details our inventories, net:

	December 31,
(In millions)	2018	2017
Raw materials	$79.9	$82.8
Work in process	142.4	125.7
Finished goods	322.6	298.3
Total	$544.9	$506.8

Note 7 Property and Equipment, net
The following table details our property and equipment, net.

	December 31,
(In millions)	2018	2017
Land and improvements	$41.2	$43.5
Buildings	728.6	718.9
Machinery and equipment	2,325.7	2,330.5
Other property and equipment	135.6	116.3
Construction-in-progress	155.1	114.7
Property and equipment, gross	3,386.2	3,323.9
Accumulated depreciation and amortization	(2,350.0)	(2,325.5)
Property and equipment, net	$1,036.2	$998.4
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Year Ended December 31,
(In millions)	2018	2017	2016
Interest cost capitalized	$6.3	$10.3	$11.0
Depreciation and amortization expense for property and equipment	$115.9	$107.0	$88.2

Note 8 Goodwill and Identifiable Intangible Assets, net
Goodwill
We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year, using a measurement date of October 1st, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company performed a qualitative assessment by reporting unit as of October 1, 2018, during the fourth quarter of 2018. This assessment included consideration of key factors including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-and reporting unit-specific events. We concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying amount. As such, it was not necessary to perform a quantitative goodwill impairment test. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed as of October 1, 2018.

Allocation of Goodwill to Reporting Segment
The following table shows our goodwill balances by reportable segment:

(In millions)	Food Care	Product Care	Total
Gross Carrying Value at December 31, 2016	$560.3	$1,513.0	$2,073.3
Accumulated impairment	(49.5)	(140.9)	(190.4)
Carrying Value at December 31, 2016	$510.8	$1,372.1	$1,882.9
Acquisition and divestiture	10.1	39.3	49.4
Currency translation	6.0	1.5	7.5
Gross Carrying Value at December 31, 2017	$576.5	$1,554.1	$2,130.6
Accumulated impairment	(49.6)	(141.2)	(190.8)
Carrying Value at December 31, 2017	$526.9	$1,412.9	$1,939.8
Acquisition, purchase price and other adjustments	(0.6)	18.2	17.6
Currency translation	(6.6)	(3.2)	(9.8)
Gross Carrying Value at December 31, 2018	$568.9	$1,568.9	$2,137.8
Accumulated impairment	(49.2)	(141.0)	(190.2)
Carrying Value at December 31, 2018	$519.7	$1,427.9	$1,947.6
As noted above, it was determined under a qualitative assessment that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount. Therefore, there was no impairment of goodwill. However, if events or circumstances change in future periods, the Company may be required to perform a quantitative test. If we were required to perform a quantitative test, the amount of the impairment charge to be recognized would be the amount by which the carrying value exceeded the estimated fair value at a reporting unit level.
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
Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	December 31, 2018			December 31, 2017
(In millions)	Gross Carrying Value	Accumulated Amortization	Net (1)	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$72.4	$(22.3)	$50.1	$59.7	$(19.7)	$40.0
Trademarks and tradenames	15.1	(1.6)	13.5	11.6	(0.5)	11.1
Capitalized software	62.2	(49.8)	12.4	50.6	(40.0)	10.6
Technology	37.2	(23.5)	13.7	39.2	(27.5)	11.7
Contracts	13.2	(10.1)	3.1	10.9	(9.6)	1.3
Total intangible assets with definite lives	200.1	(107.3)	92.8	172.0	(97.3)	74.7
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$209.0	$(107.3)	$101.7	$180.9	$(97.3)	$83.6

(1)
As of December 31, 2018, intangible assets increased due to the AFP acquisition. See Note 4, "Discontinued Operations, Divestitures and Acquisitions," to the Notes to Consolidated Financial Statements for additional information related to the AFP acquisition.

The following table shows the remaining estimated future amortization expense at December 31, 2018.

Year	Amount (in millions)
2019	$14.2
2020	12.0
2021	9.0
2022	7.6
Thereafter	50.0
Total	$92.8

Amortization expense was $15.7 million in 2018, $13.1 million in 2017 and $15.0 million in 2016.
The following table shows the remaining weighted average useful life of our definite lived intangible assets as of December 31, 2018.

Remaining weighted average useful lives
Customer relationships	13.3
Trademarks and trade names	11.1
Technology	6.3
Contracts	8.2
Total identifiable intangible assets, net with definite lives	10.8
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
As of December 31, 2018, the maximum purchase limit for receivable interests was $60.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $60.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of December 31, 2018, the amount available to us under the program was $60.0 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.
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
As of December 31, 2018, the maximum purchase limit for receivable interests was €80.0 million, ($91.6 million equivalent) subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of December 31, 2018, the amount available under this program before utilization was €78.9 million ($90.3 million equivalent).
This program expires annually in August and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of December 31, 2018, there were no amounts outstanding under our U.S. program and €73.3 million, ($83.9 million equivalent) outstanding under our European program. As of December 31, 2017, there were no amounts outstanding under our U.S. and European programs. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. The total interest paid for these programs was approximately $0.6 million, $1.0 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at December 31, 2018.
Note 10 Restructuring Activities
For the year ended December 31, 2018, the Company incurred $47.8 million of restructuring charges and $13.9 million of other related costs. These were primarily a result of restructuring costs associated with the announcement on December 13, 2018 as part of the Company’s Reinvent SEE strategy, and the completion of our efforts to eliminate stranded costs.
In the first quarter of 2016, the Board of Directors agreed to consolidate the remaining activities of all restructuring programs to create a single program to be called the “Sealed Air Restructuring Program” or the “Program.”
The Program consists of previously existing restructuring programs and the new three-year restructuring program which is part of our Reinvent SEE strategy. The Company expects restructuring activities to be completed by the end of 2021.

The Board of Directors has approved restructuring spend as follows:

(in millions)	Total Restructuring Program Range		Cumulative Spend to Date	Remaining Restructuring Spend(2)
	Low	High		Low	High
Costs of reduction in headcount as a result of reorganization	$385	$405	$(285)	$100	$120
Other expenses associated with the Program	205	225	(137)	68	88
Total expense	$590	$630	$(422)	$168	$208
Capital expenditures	250	255	(236)	14	19
Total estimated cash cost(1)	$840	$885	$(658)	$182	$227

(1)	Total estimated cash cost excludes the impact of proceeds and foreign currency impact.

(2)
Remaining restructuring spend primarily consists of restructuring costs associated with the announcement on December 13, 2018 as part of the Company’s Reinvent SEE strategy, and the completion of our efforts to eliminate stranded costs.

The following table details our restructuring activities as reflected in the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In millions)	2018	2017	2016
Continuing operations:
Other associated costs(1)	$13.9	$14.3	$19.8
Restructuring charges	47.8	12.1	2.5
Total charges from continuing operations	61.7	26.4	22.3
Charges included in discontinued operations	—	2.4	18.6
Total charges	$61.7	$28.8	$40.9
Capital expenditures	$1.0	$21.3	$123.5

(1)	Other associated costs excludes non-cash cost of $1.9 million for the year ended December 31, 2018 related to share based compensation expense.
The restructuring accrual, spending and other activity for the year ended December 31, 2018 and the accrual balance remaining at December 31, 2018 related to the Program were as follows:

(In millions)
Restructuring accrual at December 31, 2017	$16.1
Accrual and accrual adjustments	47.8
Cash payments during 2018	(25.0)
Effect of changes in foreign currency exchange rates	(1.4)
Restructuring accrual at December 31, 2018	$37.5

We expect to pay $33.5 million of the accrual balance remaining at December 31, 2018 within the next twelve months. This amount is included in accrued restructuring costs on the Consolidated Balance Sheets at December 31, 2018. The majority of the remaining accrual of $4.0 million is expected to be paid in 2020. This amount is included in other non-current liabilities on our Consolidated Balance Sheets at December 31, 2018.
Note 11 Other Current and Non-Current Liabilities
The following tables detail our other current liabilities and other non-current liabilities at December 31, 2018 and 2017:

	December 31,
(In millions)	2018	2017
Other current liabilities:
Accrued salaries, wages and related costs	$164.9	$194.0
Accrued operating expenses	135.8	237.2
Accrued customer volume rebates	84.6	87.9
Accrued interest	38.2	38.5
Accrued employee benefit liability	5.4	4.4
Total	$428.9	$562.0

	December 31,
(In millions)	2018	2017
Other non-current liabilities:
Accrued employee benefit liability	$172.0	$169.3
Other postretirement liability	41.3	46.1
Other various liabilities(1)	440.0	275.4
Total	$653.3	$490.8

(1)	As of December 31, 2018, other various liabilities included income tax liabilities of $382 million, including indemnifications of legacy Diversey tax liabilities.
Note 12 Debt and Credit Facilities
Our total debt outstanding consisted of the amounts set forth on the following table:

	December 31,
(In millions)	2018	2017
Short-term borrowings (1)	$232.8	$25.3
Current portion of long-term debt	4.9	2.2
Total current debt	237.7	27.5
Term Loan A due July 2023	222.2	222.7
6.50% Senior Notes due December 2020	424.0	423.6
4.875% Senior Notes due December 2022	421.1	420.4
5.25% Senior Notes due April 2023	421.2	420.4
4.50% Senior Notes due September 2023	454.9	474.3
5.125% Senior Notes due December 2024	421.3	420.7
5.50% Senior Notes due September 2025	397.1	396.7
6.875% Senior Notes due July 2033	445.5	445.4
Other	29.2	6.3
Total long-term debt, less current portion(3)	3,236.5	3,230.5
Total debt(2)	$3,474.2	$3,258.0

(1)
Short-term borrowings of $232.8 million at December 31, 2018 were comprised of $140.0 million under our revolving credit facility, $83.9 million under our European securitization program and $8.9 million of short-term borrowings from various lines of credit. Short-term borrowings of $25.3 million at December 31, 2017 were comprised of $2.1 million of Diversey accounts payable obligations under financing arrangements which Sealed Air was fully reimbursed for as part of the sale of Diversey as well as $23.2 million of short-term borrowing from various lines of credit.

(2)
As of December 31, 2018, our weighted average interest rate on our short-term borrowings outstanding was 2.8% and on our long-term debt outstanding was 5.4%. As of December 31, 2017, our weighted average interest rate on our short-term borrowings outstanding was 5.4% and on our long-term debt outstanding was 5.3%.

(3)	Amounts are net of unamortized discounts and issuance costs of $24.3 million and $29.5 million as of December 31, 2018 and 2017, respectively.
Debt Maturities
The following table summarizes the scheduled annual maturities for the next five years and thereafter of our long-term debt, including the current portion of long-term debt and capital leases. This schedule represents the principal portion of our debt, and therefore excludes debt discounts, interest rate swaps and lender and finance fees.

Year	Amount (in millions)
2019	$4.9
2020	430.8
2021	15.8
2022	437.2
2023	1,084.1
Thereafter	1,292.9
Total	$3,265.7
Amended and Restated Senior Secured Credit Facility
2018 Activity
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
As a result of the Third Amended and Restated Credit Agreement, we recognized $1.9 million of loss on debt redemption in our Consolidated Statements of Operations. This amount includes $1.5 million of accelerated amortization of original issuance discount related to the term loan A and lender and non-lender fees related to the entire credit facility. Also included in the loss on debt redemption was $0.4 million of non-lender fees incurred in connection with the Third Amended and Restated Credit Agreement. In addition, we incurred $0.7 million of lender and third-party fees that are included in the carrying amounts of the outstanding debt under the credit facility. We also capitalized $4.9 million of fees that are included in other assets on our Consolidated Balance Sheets. The amortization expense related to original issuance discount and lender and non-lender fees is calculated using the effective interest rate method over the lives of the respective debt instruments.
Total amortization expense related to the senior secured credit facility was $3.2 million for the year ended December 31, 2018, and is included in interest expense in our Consolidated Statements of Operations.
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

	December 31,
(In millions)	2018	2017
Used lines of credit (1)	$232.8	$23.2
Unused lines of credit	1,135.3	1,108.6
Total available lines of credit(2)	$1,368.1	$1,131.8

(1)	Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.

(2)	Of the total available lines of credit, $1,150.3 million were committed as of December 31, 2018.
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Third Amended and Restated Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Third Amended and Restated Credit Agreement). We were in compliance with the above financial covenants and limitations at December 31, 2018 and 2017.
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
Foreign Currency Forward Contracts Designated as Cash Flow Hedges
The primary purpose of our cash flow hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material purchases that are denominated in foreign currencies in order to minimize the impact of the changes in foreign currencies. We record gains and losses on foreign currency forward contracts qualifying as cash flow hedges in AOCL to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains and losses in cost of sales on our Consolidated Statements of Operations. Cash flows from derivative financial instruments are classified as cash flows from operating activities on the Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months.
Net unrealized after-tax gains (losses) related to cash flow hedging activities that were included in AOCL were $2.9 million, $(5.0) million and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The unrealized amounts in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $1.5 million of net unrealized gains related to cash flow hedging activities included in AOCL will be reclassified into earnings within the next twelve months.
Foreign Currency Forward Contracts Not Designated as Hedges
Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to foreign currency-denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these derivative contracts are recognized in other income, net, on our Consolidated Statements of Operations and are largely offset by the remeasurement of the underlying foreign currency-denominated items indicated above. Cash flows from derivative financial instruments are classified as cash flows from investing activities in the Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months.
Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At December 31, 2018 and 2017, we had no outstanding interest rate swaps.
Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the translated value of the debt was $7.8 million ($5.9 million net of tax) as of December 31, 2018, and is reflected in AOCL on our Consolidated Balance Sheets.
In March 2015, we entered into a series of cross-currency swaps with a combined notional amount of $425.0 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates. As a result of the sale of Diversey, we terminated these cross-currency swaps in September 2017 and settled these swaps in October 2017. The fair value of the swaps on the date of termination was a liability of $61.9 million which was partially offset by semi-annual interest settlements of $17.7 million. This resulted in a net impact of $(44.2) million which is recorded in AOCL.
For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, changes in fair values of the derivative instruments are recognized in unrealized net gains or loss on derivative instruments for net investment hedge, a component of AOCL, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in other (expense) income, net on the Consolidated Statements of Operations.
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

The following table details the fair value of our derivative instruments included on our Consolidated Balance Sheets.

	Cash Flow Hedge		Non-Designated as Hedging Instruments		Total
	December 31,		December 31,		December 31,
(In millions)	2018	2017	2018	2017	2018	2017
Derivative Assets
Foreign currency forward contracts	$1.8	$0.5	$1.7	$3.6	$3.5	$4.1
Total Derivative Assets	$1.8	$0.5	$1.7	$3.6	$3.5	$4.1
Derivative Liabilities
Foreign currency forward contracts	$(0.2)	$(2.4)	$(2.7)	$(3.3)	$(2.9)	$(5.7)
Total Derivative Liabilities(1)	$(0.2)	$(2.4)	$(2.7)	$(3.3)	$(2.9)	$(5.7)
Net Derivatives (2)	$1.6	$(1.9)	$(1.0)	$0.3	$0.6	$(1.6)

(1)	Excludes €400.0 million of euro-denominated debt ($454.9 million equivalent at December 31, 2018 and $474.3 million equivalent at December 31, 2017), designated as a net investment hedge.

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities
	December 31,		December 31,
(In millions)	2018	2017	2018	2017
Gross position	$3.5	$4.1	$(2.9)	$(5.7)
Impact of master netting agreements	(1.4)	(0.4)	1.4	0.4
Net amounts recognized on the Consolidated Balance Sheets	$2.1	$3.7	$(1.5)	$(5.3)
The following table details the effect of our derivative instruments on our Consolidated Statements of Operations.

	Location of Gain (Loss) Recognized on	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Consolidated Statements of Operations	Year Ended December 31,
(In millions)		2018	2017	2016
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$0.2	$(0.2)	$(1.5)
Treasury locks	Interest expense, net	0.1	0.1	0.1
Sub-total cash flow hedges		0.3	(0.1)	(1.4)
Fair Value Hedges:
Interest rate swaps	Interest expense, net	0.5	0.5	0.5
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other (expense) income, net	(12.3)	(11.5)	(19.2)
Total		$(11.5)	$(11.1)	$(20.1)
Note 14 Fair Value Measurements and Other Financial Instruments
Fair Value Measurements
The fair value of our financial instruments, using the fair value hierarchy under U.S. GAAP are included in the table below.

	December 31, 2018
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$38.6	$38.6	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward and option contracts	$0.6	$—	$0.6	$—

	December 31, 2017
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$297.5	$297.5	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts	$(1.6)	$—	$(1.6)	$—
Cash Equivalents
Our cash equivalents consist of commercial paper (fair value determined using Level 2 inputs) and bank time deposits (Level 1). Since these are short-term highly liquid investments with remaining maturities of 3 months or less, they present negligible risk of changes in fair value due to changes in interest rates. The amount of cash equivalents decreased from 2017, primarily due to utilization of proceeds from the sale of Diversey.
Derivative Financial Instruments
Our foreign currency forward contracts, foreign currency options, interest rate swaps and cross-currency swaps are recorded at fair value on our Consolidated Balance Sheets using a discounted cash flow analysis that incorporates observable market inputs. These market inputs include foreign currency spot and forward rates, and various interest rate curves, and are obtained from pricing data quoted by various banks, third-party sources and foreign currency dealers involving identical or comparable instruments (Level 2).
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
Other liabilities that are recorded at carrying value on our Consolidated Balance Sheets include our credit facilities and senior notes. We utilize a market approach to calculate the fair value of our senior notes. Due to their limited investor base and the face value of some of our senior notes, they may not be actively traded on the date we calculate their fair value. Therefore, we may utilize prices and other relevant information generated by market transactions involving similar securities, reflecting U.S. Treasury yields to calculate the yield to maturity and the price on some of our senior notes. These inputs are provided by an independent third party and are considered to be Level 2 inputs.
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

The table below shows the carrying amounts and estimated fair values of our total debt:

	December 31, 2018		December 31, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A Facility due July 2023(1) (2)	$222.2	$222.2	$222.7	$222.7
6.50% Senior Notes due December 2020	424.0	440.1	423.6	465.1
4.875% Senior Notes due December 2022	421.1	421.2	420.4	451.0
5.25% Senior Notes due April 2023	421.2	424.5	420.4	455.6
4.50% Senior Notes due September 2023(1)	454.9	489.9	474.3	544.4
5.125% Senior Notes due December 2024	421.3	419.8	420.7	456.2
5.50% Senior Notes due September 2025	397.1	394.8	396.7	439.9
6.875% Senior Notes due July 2033	445.5	453.4	445.4	527.3
Other foreign borrowings(1)	98.5	99.2	30.2	30.4
Other domestic borrowings	168.4	170.0	3.6	3.6
Total debt	$3,474.2	$3,535.1	$3,258.0	$3,596.2

(1)	Includes borrowings denominated in currencies other than U.S. dollars.

(2)	On July 12, 2018, the Company entered into a third amended and restated credit agreement, which included the refinancing of the term loan A facilities and revolving credit facilities.
In addition to the table above, the Company remeasures amounts related to contingent consideration liabilities related to acquisitions and certain equity compensation, that were carried at fair value on a recurring basis in the Consolidated Financial Statements or for which a fair value measurement was required. Refer to Note 4 “Discontinued Operations, Divestitures and Acquisitions,” of the Notes to Consolidated Financial Statements for information regarding contingent consideration and Note 19 “Stockholders’ Equity (Deficit),” of the Notes to Consolidated Financial Statements for share based compensation in the Notes to Consolidated Financial Statements. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets and asset retirement obligations.
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
Our contributions to our profit sharing plan accrual and retirement savings plans are charged to operations and amounted to $36.3 million in 2018, $39.9 million in 2017 and $42.9 million in 2016. In 2018, 538,524 shares were contributed as part of our contribution to the profit sharing plan related to 2017; in 2017, 502,519 shares were contributed as part of our contribution to the profit sharing plan related to 2016, and in 2016, 830,600 shares were contributed as part of our contribution to the profit sharing plan related to 2015. These shares were issued out of treasury stock.
We have various international defined contribution benefit plans which cover certain employees. We have expanded use of these plans in select countries where they have been used to supplement or replace defined benefit plans.
Defined Benefit Pension Plans
We recognize the funded status of each defined pension benefit plan as the difference between the fair value of plan assets and the projected benefit obligation of the employee benefit plans in the Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive loss, net of taxes. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability on our Consolidated Balance Sheets. Subsequent changes in the funded status are reflected on the Consolidated Balance Sheets in unrecognized pension items, a component of AOCL, which are included in total stockholders’ equity. The amount of unamortized pension items is recorded net of tax. The measurement date used to determine the projected benefit obligation and the fair value of plan assets is December 31.
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
The following table shows the components of our net periodic benefit cost for the three years ended December 31, for our pension plans charged to operations:

	Year Ended December 31,
(In millions)	2018	2017	2016
Net periodic benefit (income) cost:
U.S. and international net periodic benefit cost included in cost of sales(1)	$0.8	$1.4	$1.5
U.S. and international net periodic benefit cost included in selling, general and administrative expenses	3.5	5.6	9.1
U.S. and international net periodic (income) benefit cost included in other income (expense)	(8.4)	(6.0)	1.3
Total (income) benefit cost	$(4.1)	$1.0	$11.9

(1)	The amount recorded in inventory for the years ended December 31, 2018, 2017 and 2016 was not material.
A number of our U.S. employees, including some employees who are covered by collective bargaining agreements, participate in defined benefit pension plans. Some of our international employees participate in defined benefit pension plans in their respective countries. The following table presents our funded status for 2018 and 2017 for our U.S. and international pension plans. The measurement date used to determine benefit obligations and plan assets is December 31 for all material plans.

	December 31, 2018			December 31, 2017
(In millions)	U.S.	International	Total	U.S.	International	Total
Change in benefit obligation:
Projected benefit obligation at beginning of period	$204.7	$702.2	$906.9	$213.1	$765.8	$978.9
Service cost	0.1	4.2	4.3	0.1	6.9	7.0
Interest cost	6.5	15.2	21.7	6.8	16.1	22.9
Actuarial (gain) loss	(10.6)	(21.5)	(32.1)	11.3	16.5	27.8
Settlement/curtailment	(7.6)	(15.1)	(22.7)	(13.8)	(21.2)	(35.0)
Benefits paid	(11.2)	(22.9)	(34.1)	(12.9)	(22.6)	(35.5)
Employee contributions	—	0.7	0.7	—	2.2	2.2
Business divestiture	—	—	—	—	(120.2)	(120.2)
Other	0.2	5.8	6.0	0.1	1.1	1.2
Foreign exchange impact	—	(35.1)	(35.1)	—	57.6	57.6
Projected benefit obligation at end of period	$182.1	$633.5	$815.6	$204.7	$702.2	$906.9
Change in plan assets:
Fair value of plan assets at beginning of period	$148.7	$627.5	$776.2	$150.3	$621.5	$771.8
Actual return on plan assets	(10.5)	(23.5)	(34.0)	19.3	50.8	70.1
Employer contributions	0.4	15.3	15.7	6.3	21.8	28.1
Employee contributions	—	0.7	0.7	—	2.2	2.2
Benefits paid	(11.2)	(22.9)	(34.1)	(12.9)	(22.6)	(35.5)
Settlement	(7.6)	(15.1)	(22.7)	(14.3)	(16.1)	(30.4)
Business divestiture	—	—	—	—	(74.2)	(74.2)
Other	0.1	0.6	0.7	—	(0.5)	(0.5)
Foreign exchange impact	—	(33.8)	(33.8)	—	44.6	44.6
Fair value of plan assets at end of period	$119.9	$548.8	$668.7	$148.7	$627.5	$776.2
Underfunded status at end of year	$(62.2)	$(84.7)	$(146.9)	$(56.0)	$(74.7)	$(130.7)
Accumulated benefit obligation at end of year	$182.1	$620.9	$803.0	$204.8	$688.9	$893.7

Amounts included in the Consolidated Balance Sheets, including plans which were deemed immaterial and not included above, consisted of:

	December 31, 2018			December 31, 2017
(In millions)	U.S.	International	Total	U.S.	International	Total
Other non-current assets	$—	$26.3	$26.3	$—	$39.1	$39.1
Other current liabilities	—	(2.3)	(2.3)	—	(2.4)	(2.4)
Other non-current liabilities	(62.1)	(109.8)	(171.9)	(56.1)	(113.3)	(169.4)
Net amount recognized	$(62.1)	$(85.8)	$(147.9)	$(56.1)	$(76.6)	$(132.7)

The following table shows the components of our net periodic benefit cost (income) for the years ended December 31, for our pension plans charged to operations:

	December 31, 2018			December 31, 2017			December 31, 2016
(In millions)	U.S.	International	Total	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit (income) cost:
Service cost	$0.1	$4.2	$4.3	$0.1	$6.9	$7.0	$0.6	$10.0	$10.6
Interest cost	6.5	15.2	21.7	6.8	16.1	22.9	7.8	18.3	26.1
Expected return on plan assets	(8.7)	(29.2)	(37.9)	(9.8)	(30.6)	(40.4)	(10.0)	(24.3)	(34.3)
Other adjustments	0.1	—	0.1	—	—	—	1.3	—	1.3
Amortization of net prior service cost	—	—	—	—	(0.1)	(0.1)	—	—	—
Amortization of net actuarial loss	0.9	2.4	3.3	0.8	5.7	6.5	2.2	5.3	7.5
Net periodic (income) benefit cost	$(1.1)	$(7.4)	$(8.5)	$(2.1)	$(2.0)	$(4.1)	$1.9	$9.3	$11.2
Cost (income) of settlement/curtailment	1.6	2.8	4.4	2.1	3.0	5.1	0.6	0.1	0.7
Total benefit (income) cost	$0.5	$(4.6)	$(4.1)	$—	$1.0	$1.0	$2.5	$9.4	$11.9

The amounts in AOCL that have not yet been recognized as components of net periodic benefit cost at December 31, 2018 and 2017 are:

	December 31, 2018			December 31, 2017
(In millions)	U.S.	International	Total	U.S.	International	Total
Unrecognized prior service costs	$0.1	$4.7	$4.8	$0.1	$0.6	$0.7
Unrecognized net actuarial loss	47.3	130.8	178.1	41.4	104.7	146.1
Total	$47.4	$135.5	$182.9	$41.5	$105.3	$146.8

Changes in plan assets and benefit obligations recognized in AOCL at December 31, 2018 and 2017 were as follows:

	December 31, 2018			December 31, 2017
(In millions)	U.S.	International	Total	U.S.	International	Total
Current year actuarial loss (gain)	$8.6	$31.2	$39.8	$2.3	$(8.7)	$(6.4)
Amortization of actuarial loss	(0.9)	(2.4)	(3.3)	(0.8)	(5.7)	(6.5)
Prior service cost occurring during the year(1)	—	4.2	4.2	—	—	—
Business divestiture	—	—	—	—	(42.6)	(42.6)
Other adjustments	(0.1)	(0.1)	(0.2)	—	1.3	1.3
Settlement/curtailment gain	(1.6)	(2.7)	(4.3)	(2.1)	(2.3)	(4.4)
Total	$6.0	$30.2	$36.2	$(0.6)	$(58.0)	$(58.6)

(1)
On October 26, 2018, the UK High Court ruled that formulas used to determine guaranteed minimum pension (GMP) benefits violated gender-pay equality laws due to differences in the way benefits were calculated for men and women. This will result in the Company amending plan benefit formulas for our UK defined benefit plans to account for the higher pension payments. While the specifics of the calculation are not yet known, the Company has recorded our current best estimate of the GMP equalization as a prior service cost deferred in AOCL. The court ruling did not have an impact on our Consolidated Statements of Operations for the year ended December 31, 2018.

The amounts in AOCL that are expected to be recognized as components of net periodic benefit cost during the year ending December 31, 2019 are as follows:

	Year Ended 2019
(In millions)	U.S.	International	Total
Unrecognized prior service costs	$—	$0.2	$0.2
Unrecognized net actuarial loss	1.4	3.7	5.1
Total	$1.4	$3.9	$5.3
Information for plans with accumulated benefit obligations in excess of plan assets as of December 31, 2018 and 2017 are as follows:

	December 31, 2018			December 31, 2017
(In millions)	U.S.	International	Total	U.S.	International	Total
Accumulated benefit obligation	$182.1	$418.0	$600.1	$204.8	$338.7	$543.5
Fair value of plan assets	119.9	315.4	435.3	148.7	236.2	384.9

Actuarial Assumptions
Weighted average assumptions used to determine benefit obligations at December 31, 2018 and 2017 were as follows:

	December 31, 2018		December 31, 2017
(In millions)	U.S.	International	U.S.	International
Benefit obligations
Discount rate	4.3%	2.6%	3.6%	2.5%
Rate of compensation increase	N/A	2.3%	N/A	2.3%

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were as follows:

	December 31, 2018		December 31, 2017		December 31, 2016
(In millions)	U.S.	International	U.S.	International	U.S.	International
Net periodic benefit cost
Discount rate	3.6%	2.5%	4.0%	2.4%	4.3%	2.8%
Expected long-term rate of return	6.2%	4.9%	6.7%	5.0%	6.7%	4.3%
Rate of compensation increase	N/A	2.3%	N/A	2.4%	3.0%	2.5%

Estimated Future Benefit Payments
We expect the following estimated future benefit payments, which reflect expected future service as appropriate, to be paid in the years indicated:

	Amount (in millions)
Year	U.S.	International	Total
2019	$11.7	$28.2	$39.9
2020	11.8	24.7	36.5
2021	11.7	27.2	38.9
2022	11.7	27.8	39.5
2023	11.8	27.0	38.8
2024 to 2028 (combined)	58.1	150.9	209.0
Total	$116.8	$285.8	$402.6

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
In some of our international pension plans, we have purchased bulk annuity contracts (buy-in's). These annuity contracts provide cash flows that match the future benefit payments for a specific group of pensioners. These contacts are issued by third party insurance companies with no affiliation to Sealed Air. Insurance companies from which we purchase the annuity contracts are assessed as credit worthy. As of December 31, 2018, buy-in's represented $112.0 million of total plan assets.
We currently expect our contributions to the pension plans to be approximately $17 million in 2019. Additionally, we expect benefits paid directly by the Company related to our defined benefit pension plans to be $3 million in 2019.
The fair values of our U.S. and international pension plan assets, by asset category and by the level of fair values are as follows:

	December 31, 2018					December 31, 2017
	Total					Total
(In millions)	Fair Value	Level 1	Level 2	Level 3	NAV(5)	Fair Value	Level 1	Level 2	Level 3	NAV(5)
Cash and cash equivalents(1)	$36.5	$3.5	$4.5	$—	$28.5	$7.5	$5.6	$1.9	$—	$—
Fixed income funds(2)	283.4	—	131.7	—	151.7	385.9	—	162.5	—	223.4
Equity funds(3)	147.1	—	89.7	—	57.4	257.6	—	177.9	—	79.7
Other(4)	201.7	—	20.1	165.4	16.2	125.2	—	18.5	86.5	20.2
Total	$668.7	$3.5	$246.0	$165.4	$253.8	$776.2	$5.6	$360.8	$86.5	$323.3

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

(5)	These assets are measured at Net Asset Value (NAV).
The following table shows the activity of our U.S. and international plan assets, which are measured at fair value using Level 3 inputs.

	December 31,
(In millions)	2018	2017
Balance at beginning of period	$86.5	$100.7
(Losses) gains on assets still held at end of year	(15.5)	2.3
Purchases, sales, issuance, and settlements(1)	103.6	1.3
Transfers in and/or out of Level 3	1.0	(24.2)
Foreign exchange (loss) gain	(10.2)	6.4
Balance at end of period	$165.4	$86.5

(1)	Purchases of Level 3 assets primarily represent the purchase of bulk annuity contracts (Buy-in) in some of our international plans.
Note 16 Other Post-Employment Benefits and Other Employee Benefit Plans
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
Contributions made by us, net of Medicare Part D subsidies received in the U.S., are reported below as benefits paid. We may change the benefits at any time. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans, follows:

	December 31,
(In millions)	2018	2017
Change in benefit obligations:
Benefit obligation at beginning of period	$51.3	$54.0
Service cost	0.1	0.1
Interest cost	1.4	1.6
Actuarial (gain) loss	(1.7)	1.0
Benefits paid, net	(4.5)	(4.3)
Settlement/curtailment	—	(1.2)
Loss due to exchange rate movements	—	0.1
Plan amendments	(0.2)	—
Benefit obligation at end of period	$46.4	$51.3
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	4.5	4.3
Benefits paid, net	(4.5)	(4.3)
Fair value of plan assets at end of period	$—	$—
Net amount recognized:
Underfunded status	$(46.4)	$(51.3)
Accumulated benefit obligation at end of year	$46.4	$51.3
Net amount recognized in consolidated balance sheets consists of:
Current liability	$(5.3)	$(5.2)
Non-current liability	(41.1)	(46.1)
Net amount recognized	$(46.4)	$(51.3)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$0.4	$2.0
Prior service credit	(3.0)	(3.1)
Total	$(2.6)	$(1.1)

The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 4.1% at December 31, 2018 and 3.4% at December 31, 2017. The components of net periodic benefit cost were as follows:

	Year Ended December 31,
(In millions)	2018	2017	2016
Components of net periodic benefit cost:
Service cost	$0.1	$0.1	$0.2
Interest cost	1.4	1.6	1.9
Amortization of net loss	(0.2)	(0.2)	—
Amortization of prior service credit	(0.3)	(1.2)	(1.6)
Net periodic benefit cost	$1.0	$0.3	$0.5
Income of settlement/curtailment	—	(13.5)	—
Total benefit (income) cost for fiscal year	$1.0	$(13.2)	$0.5

The amounts in AOCL at December 31, 2018 that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

(In millions)	December 31, 2018
Unrecognized prior service costs	$(0.3)
Unrecognized net actuarial loss	(0.2)
Total	$(0.5)
Healthcare Cost Trend Rates
For the year ended December 31, 2018, healthcare cost trend rates were assumed to be 6.5% for the U.S. plan in 2018 and decreasing to 5.0% by 2025, and 5.0% for the Canada plan in 2018, and unchanged in future years. The assumed healthcare cost trend rate has an effect on the amounts reported for the healthcare plans. A one percentage point change on assumed healthcare cost trend rates would have the following effect for the year ended December 31, 2018:

(In millions)	1% Increase	1% Decrease
Effect on total of service and interest cost components	$—	$—
Effect on post-retirement benefit obligation	0.3	(0.3)
The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.
Expected post-retirement benefits (net of Medicare Part D subsidies) for each of the next five years and succeeding five years are as follows:

Year	Amount (in millions)
2019	$5.4
2020	5.4
2021	5.0
2022	4.6
2023	4.3
2024 to 2028 (combined)	15.6
Total	$40.3
Note 17 Income Taxes
In 2018, 2017 and 2016, we recorded net tax provisions of $307.5 million, $330.5 million and $95.6 million, respectively. Cash tax payments, net of refunds were $155.0 million, $161.7 million and $125.8 million for 2018, 2017 and 2016.
Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States signed into law the TCJA. The legislation significantly changed U.S. tax law by, among other things, lowering the corporate income tax rate, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. ("Transition Tax"). The TCJA permanently reduced the U.S. corporate income tax rate from a maximum of 35% to 21%, effective January 1, 2018.
While the TCJA provides for a territorial tax system, beginning in 2018, it includes the global intangible low-taxed income (“GILTI”) provision. The Company has elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. As a result of the GILTI provisions, the Company’s effective tax rate increased by 1.0% for 2018.

Provisional Tax Impacts
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates and when no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA.
We applied the guidance in SAB 118 when accounting for the enactment-date effects of TCJA. Accordingly, we remeasured U.S. deferred tax assets and liabilities based on the income tax rates at which the deferred tax assets and liabilities are expected to reverse in the future in 2017 and recorded a provisional amount of $41.1 million of tax expense for the year ended December 31, 2017. Upon further analysis and refinement of our calculations, during the year ended December 31, 2018, we recorded an incremental expense of $1.6 million related to the remeasurement of the U.S. deferred tax assets.
At December 31, 2017, we were not able to reasonably estimate the impact of Transition Tax and therefore our estimate of Transition Tax expense was recorded in the first quarter of 2018. Accordingly, we recognized a provisional tax expense of $290 million related to the tax on the deemed repatriated earnings in our consolidated financial statements for the quarter ended March 31, 2018. The one-time Transition Tax is based on our total post-1986 earnings and profits ("E&P"), which we had been deferred from U.S taxes under prior law. A final adjustment was made to the provisional amounts allowed under SAB 118 in the fourth quarter of 2018 based on additional guidance by the IRS and state taxing authorities, and the filing of the 2017 tax returns. After the adjustment, total Transition Tax recorded in 2018 was $222 million. The impact of the Transition Tax comprised 48.5% of the 2018 effective tax rate. As of December 31, 2018, we have completed our accounting for the tax effects of enactment of the TCJA.
The components of earnings before income tax provision were as follows:

	Year Ended December 31,
(In millions)	2018	2017	2016
Domestic	$255.1	$192.1	$175.9
Foreign	202.7	201.2	212.0
Total	$457.8	$393.3	$387.9

The components of our income tax provision (benefit) were as follows:

	Year Ended December 31,
(In millions)	2018	2017	2016
Current tax expense:
Federal	$228.2	$79.6	$57.6
State and local	9.8	14.3	1.2
Foreign	59.8	106.0	67.3
Total current expense	$297.8	$199.9	$126.1
Deferred tax expense (benefit):
Federal	$56.8	$130.1	$(15.8)
State and local	(21.2)	5.3	3.6
Foreign	(25.9)	(4.8)	(18.3)
Total deferred tax expense (benefit)	9.7	130.6	(30.5)
Total income tax provision	$307.5	$330.5	$95.6
Deferred tax assets (liabilities) consist of the following:

	December 31,
(In millions)	2018	2017
Restructuring reserves	$8.4	$2.7
Accruals not yet deductible for tax purposes	9.1	10.7
Net operating loss carryforwards	265.5	199.4
Foreign, federal and state credits	10.4	69.2
Employee benefit items	77.0	69.6
Capitalized expenses	8.9	10.8
Derivatives and other	38.0	23.7
Sub-total deferred tax assets	417.3	386.1
Valuation allowance	(218.4)	(189.2)
Total deferred tax assets	$198.9	$196.9

Depreciation and amortization	$(26.8)	$(13.9)
Unremitted foreign earnings	—	(9.0)
Intangible assets	(21.7)	(26.3)
Other	(0.4)	—
Total deferred tax liabilities	(48.9)	(49.2)
Net deferred tax assets	$150.0	$147.7
There was minimal change in net deferred tax assets from the prior year. The increase in net operating losses and valuation allowance is primarily attributable to foreign losses and the decrease in credits is related to full utilization of U.S foreign tax credits as of December 31, 2018.
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
A valuation allowance has been provided based on the uncertainty of utilizing the tax benefits primarily related to the following deferred tax assets:

•	$202.1 million of foreign items, primarily net operating losses;

•	$2.2 million of state net operating loss carryforwards; and

•	$9.8 million of state tax credits.
For the year ended December 31, 2018, the valuation allowance increased by $29.2 million. This is primarily driven by an increase in valuation allowance on foreign items offset by the implementation of tax initiatives to utilize state and certain foreign net operating losses.
As of December 31, 2018, we have foreign net operating loss carryforwards of $915.6 million expiring in years beginning in 2019 with the majority of losses having an unlimited carryover. The state net operating loss carryforwards totaling $659.1 million expire in various amounts over one to 20 years.
As of December 31, 2018, we have $0.6 million of foreign and federal tax credit carryforwards. We have $12.4 million of state credit carryovers expiring in 2019 – 2029. We have provided a full valuation allowance on the state credits.
The Company is indefinitely reinvested on U.S. and foreign outside basis differences, principally unremitted foreign earnings. The total amount of unremitted foreign earnings is $4.7 billion on which the U.S. federal income tax effect has largely been recorded due to the transition tax and related changes of U.S. taxation of foreign earnings brought about by the TCJA. Remitting these earnings would result in additional foreign and U.S. income tax consequences. The net tax costs of such potential remittance is not practicable to determine.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (21% in 2018 and 35% in 2016-2017) to income before provision for income taxes, is as follows (dollars in millions):

	Year Ended December 31,
	2018		2017		2016
Computed expected tax	$96.1	21.0%	$137.7	35.0%	$135.9	35.0%
State income taxes, net of federal tax benefit	8.4	1.8%	7.6	1.9%	4.8	1.2%
Foreign earnings taxed at different rates	8.3	1.8%	(22.3)	(5.7)%	(22.4)	(5.8)%
U.S. tax on foreign earnings	13.5	2.9%	72.3	18.4%	10.7	2.8%
Tax credits	(20.7)	(4.5)%	(16.8)	(4.3)%	(31.5)	(8.1)%
Unremitted foreign earnings	—	—%	—	—%	(9.4)	(2.4)%
Reorganization and divestitures	—	—%	75.9	19.3%	—	—%
Withholding tax	21.7	4.7%	7.4	1.9%	10.1	2.6%
Net change in valuation allowance	(39.8)	(8.7)%	(2.0)	(0.5)%	(31.7)	(8.2)%
Net change in unrecognized tax benefits	95.0	20.8%	33.4	8.5%	16.0	4.1%
Tax Cuts and Jobs Act	117.6	25.7%	41.1	10.5%	—	—%
Deferred tax adjustments	—	—%	14.1	3.6%	31.0	8.0%
Other	7.4	1.7%	(17.9)	(4.6)%	(17.9)	(4.6)%
Income tax expense and rate	$307.5	67.2%	$330.5	84.0%	$95.6	24.6%

The primary adjustments to the statutory rate in 2018 were the following items:

•	one-time tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries ("Transition Tax");

•	increase in tax expense for unrecognized tax benefits;

•	new minimum tax on certain non-U.S. earnings;

•	decrease in tax expense for release of valuation allowance attributable to tax initiatives; and

•	decrease in tax expense due to increase in U.S. tax credits
Unrecognized Tax Benefits
We are providing the following disclosures related to our unrecognized tax benefits and the effect on our effective income tax rate if recognized:

	Year Ended December 31,
(in millions)	2018	2017	2016
Beginning balance of unrecognized tax benefits	$214.3	$162.6	$131.3
Additions for tax positions of current year	106.0	7.3	11.1
Additions for tax positions of prior years	59.5	49.3	23.4
Reductions for tax positions of prior years	(7.0)	(4.3)	(1.4)
Reductions for lapses of statutes of limitation and settlements	(16.4)	(0.6)	(1.8)
Ending balance of unrecognized tax benefits	$356.4	$214.3	$162.6
In 2018, our unrecognized tax benefit increased by $142.1 million, related primarily to an increase in unrecognized tax benefits in North America. In 2017, we increased our unrecognized tax benefit by $51.7 million primarily related to an increase in unrecognized tax benefits in North America.
If the unrecognized tax benefits at December 31, 2018 were recognized, our income tax provision would decrease by $332.5 million, resulting in a substantially lower effective tax rate. Based on the potential outcome of the Company’s global tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits will change within the next 12 months. The associated impact on the reserve balance is estimated to be a decrease in the range of $0 to $2.5 million.

We recognize interest and penalties related to unrecognized tax benefits in income tax provision in the Consolidated Statements of Operations. We had a liability of approximately of $18.2 million at December 31, 2018 for the payment of interest (before any tax benefit), a liability of $14.8 million (of which $4.5 million represents penalties) at December 31, 2017 and a liability of approximately $12.0 million (of which $3.7 million represents penalties) at December 31, 2016. In 2018, there was a negligible net change in interest and penalties in the tax accruals for uncertainties in prior years. In 2017, there was a $4.0 million increase in interest and penalties in the tax accruals for uncertainties in prior years. In 2016, there was a $5.6 million increase in interest and penalties in the tax accruals for uncertainties in prior years.
Most of the unrecognized tax benefit amount of $356.4 million relates to North America.
Income Tax Returns
The Internal Revenue Service (the “Service”) has concluded its examination of the legacy Sealed Air U.S. federal income tax returns for all years through 2008, except 2007 which remains open to the extent of a capital loss carryback. The Service is currently auditing 2011 U.S. federal income tax returns of legacy Sealed Air. We are also under examination by the IRS for the years 2012-2014. The outcome of the negotiations for this exam period, which includes the Settlement Agreement payments described below, may affect the utilization of certain tax attributes and require us to make a significant payment.
State income tax returns are generally subject to examination for a period of 3 to 5 years after their filing date. We have various state income tax returns in the process of examination, and are open to examination for periods after 2002.
Our foreign income tax returns are under examination in various jurisdictions in which we conduct business. Income tax returns in foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years after their filing date. We have various foreign returns in the process of examination but have largely concluded all other income tax matters for the years prior to 2010.
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
Note 18 Commitments and Contingencies
Cryovac Transaction Commitments and Contingencies
Settlement Agreement and Related Costs
As discussed below, on February 3, 2014 (the “Effective Date”), the Plan (as defined below) implementing the Settlement agreement (as defined below) became effective with W. R. Grace & Co., or Grace, emerging from bankruptcy and the injunctions and releases provided by the Plan becoming effective. The Settlement agreement provided for resolution of current and future asbestos-related claims, fraudulent transfer claims, and successor liability claims made against the Company and our affiliates in connection with the Cryovac transaction described below, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction. On the Effective Date, the Company’s subsidiary, Cryovac, Inc. (which was converted to Cryovac, LLC on December 31, 2018), made the payments contemplated by the Settlement agreement, consisting of aggregate cash payments in the amount of $929.7 million to the WRG Asbestos PI Trust (the “PI Trust”) and the WRG Asbestos PD Trust (the “PD Trust”) and the transfer of 18 million shares of Sealed Air common stock (the “Settlement Shares”) to the PI Trust, in each case reflecting adjustments made in accordance with the Settlement agreement. To fund the cash payment, we used $555 million of cash and cash equivalents and utilized borrowings of $260 million from our revolving credit facility and $115 million from our accounts receivable securitization programs. In connection with the issuance of the Settlement Shares and their transfer to the PI Trust by Cryovac, the Company entered into a Registration Rights Agreement, dated as of February 3, 2014 (the “Registration Rights Agreement”), with the PI Trust as initial holder of the Settlement Shares. In accordance with the Registration Rights Agreement, the Company filed with the SEC a shelf registration statement covering resales of the Settlement Shares on April 4, 2014, and the shelf registration statement became effective on such date. On June 13, 2014, we repurchased $130 million, or 3,932,244 shares, of common stock at a price of $33.06 per share from the PI Trust.
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
On November 27, 2002, we reached an agreement in principle with the Committees prosecuting the claims against the Company and Cryovac, Inc., to resolve all current and future asbestos-related claims arising from the Cryovac transaction (as memorialized by the parties and approved by the Bankruptcy Court, the “Settlement agreement”). The parties subsequently signed the definitive Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle, and the Settlement agreement was approved by order of the Bankruptcy Court dated June 27, 2005. The Settlement agreement called for payment of nine million shares of our common stock and $513 million in cash, plus interest on the cash payment at a 5.5% annual rate starting on December 21, 2002 and ending on the effective date of an appropriate plan of reorganization in the Grace bankruptcy, when we would be required to make the payment. These shares were subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting our common stock, and as a result, the number of shares of our common stock issued under the Settlement agreement increased to eighteen million shares upon the two-for-one stock split in March 2007. The Settlement agreement provided that, upon the effective date of the final plan of reorganization and payment of the shares and cash, all present and future asbestos-related claims against us that arise from alleged asbestos liabilities of Grace and its affiliates (including former affiliates that became our affiliates through the Cryovac transaction) would be channeled to and become the responsibility of one or more trusts established under Section 524(g) of the Bankruptcy Code. The Settlement agreement also provided for resolution of all fraudulent transfer claims against us arising from the Cryovac transaction as well as the Fresenius claims described below. The Settlement agreement provided for releases of all those claims upon payment. Under the Settlement agreement, we cannot seek indemnity from Grace for our payments required by the Settlement agreement. The order approving the Settlement agreement also provided that the Preliminary Injunction stay of proceedings involving us described above continued through the effective date of the final plan of reorganization, after which, upon implementation of the Settlement agreement, we have been released from the Grace asbestos liabilities asserted in those proceedings and their continued prosecution against us are enjoined. As more fully discussed below, the Settlement agreement became effective upon Grace’s emergence from bankruptcy pursuant to the Plan. Following the Effective Date, the Bankruptcy Court issued an order dismissing the proceedings pursuant to which the Preliminary Injunction was issued.
On September 19, 2008, Grace, the Official Committee of Asbestos Personal Injury Claimants, the Asbestos PI Future Claimants’ Representative, and the Official Committee of Equity Security Holders filed, as co-proponents, a plan of reorganization that incorporated a settlement of all present and future asbestos-related personal injury claims against Grace (as filed and amended from time to time, the “Plan”). Amended versions of the Plan and related exhibits and documents were filed with the Bankruptcy Court from time to time. The Plan provides for the establishment of two asbestos trusts under Section 524(g) of the United States Bankruptcy Code to which present and future asbestos-related personal injury and property damage claims are channeled. The Plan also incorporates the Settlement agreement, including our payment of the amounts contemplated by the Settlement agreement. The Bankruptcy Court entered a memorandum opinion overruling certain objections to the Plan on January 31, 2011, and entered orders on January 31, 2011 and February 15, 2011 (collectively with the opinion, the “Bankruptcy Court Confirmation Orders”) confirming the Plan and requesting that the District Court issue and affirm the Bankruptcy Court Confirmation Order, including the injunction under Section 524(g) of the Bankruptcy Code. Various parties appealed or otherwise challenged the Bankruptcy Court Confirmation Orders. On January 30, 2012 and June 11, 2012, the District Court issued memorandum opinions and orders (collectively with the Bankruptcy Court Confirmation Orders, the “Confirmation Orders”) overruling all objections to the Plan and confirming the Plan in its entirety, including the approval and issuance of the injunctions under Section 524(g) of the Bankruptcy Code and the other injunctions, releases, and indemnifications set forth in the Plan and the Bankruptcy Court Confirmation Order. Five appeals to the Confirmation Orders were filed with the United States Court of Appeals for the Third Circuit (the “Third Circuit Court of Appeals”). The Third Circuit Court of Appeals dismissed or denied the appeals in separate opinions, with the final dismissal occurring on the Effective Date. On January 29, 2014, by agreement of the parties, the Bankruptcy Court dismissed with prejudice the fraudulent transfer action brought against the Company by the Committees appointed to represent asbestos claimants in Grace’s bankruptcy. Also on the Effective Date, the remaining conditions to the effectiveness of the Plan and the Settlement agreement were satisfied or waived by the relevant parties (including the Company), and the Plan implementing the Settlement agreement became effective and Grace emerged from bankruptcy on the Effective Date. In addition, under the Plan, the Confirmation Orders, and the Settlement agreement, Grace is required to indemnify us with respect to asbestos and certain other liabilities. Although we believe the possibility to be remote, if any courts were to refuse to enforce the injunctions or releases contained in the Plan and the Settlement agreement with respect to any claims, and if, in addition, Grace were unwilling or unable to defend and indemnify the Company and its subsidiaries for such claims, then we could be required to pay substantial damages, which could have a material adverse effect on our consolidated financial condition and results of operations.
Fresenius Claims
In January 2002, we filed a declaratory judgment action against Fresenius Medical Care Holdings, Inc., its parent, Fresenius AG, a German company, and specified affiliates in New York State court asking the court to resolve a contract dispute between the parties. The Fresenius parties contended that we were obligated to indemnify them for liabilities that they might incur as a result of the 1996 Fresenius transaction mentioned above. The Fresenius parties’ contention was based on their interpretation of the agreements between them and W. R. Grace & Co. — Conn. in connection with the 1996 Fresenius transaction. In February 2002, the Fresenius parties announced that they had accrued a charge of $172 million for these potential liabilities, which included pre-transaction tax liabilities of Grace and the costs of defense of litigation arising from Grace’s Chapter 11 filing. We believe that we were not responsible to indemnify the Fresenius parties under the 1996 agreements and filed the action to proceed to a resolution of the Fresenius parties’ claims. In April 2002, the Fresenius parties filed a motion to dismiss the action and for entry of declaratory relief in its favor. We opposed the motion, and in July 2003, the court denied the motion without prejudice in view of the November 27, 2002 agreement in principle referred to above. On the Effective Date, and in connection with the Plan and the Settlement agreement, we and the Fresenius parties exchanged mutual releases, releasing us from any and all claims related to the 1996 Fresenius transaction.
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
In April 2001, Grace Canada, Inc. had obtained an order of the Superior Court of Justice, Commercial List, Toronto (the “Canadian Court”), recognizing the Chapter 11 actions in the United States of America involving Grace Canada, Inc.’s U.S. parent corporation and other affiliates of Grace Canada, Inc., and enjoining all new actions and staying all current proceedings against Grace Canada, Inc. related to asbestos under the Companies’ Creditors Arrangement Act. That order was renewed repeatedly. In November 2005, upon motion by Grace Canada, Inc., the Canadian Court ordered an extension of the injunction and stay to actions involving asbestos against the Company and its Canadian affiliate and the Attorney General of Canada, which had the effect of staying all of the Canadian actions referred to above. The parties finalized a global settlement of these Canadian actions (except for claims against the Canadian government). That settlement, which has subsequently been amended (the “Canadian Settlement”), will be entirely funded by Grace. The Canadian Court issued an Order on December 13, 2009 approving the Canadian Settlement. We do not have any positive obligations under the Canadian Settlement, but we are a beneficiary of the release of claims. The release in favor of the Grace parties (including us) became operative upon the effective date of a plan of reorganization in Grace’s United States Chapter 11bankruptcy proceeding. As filed, the Plan contemplates that the claims released under the Canadian Settlement will be subject to injunctions under Section 524(g) of the Bankruptcy Code. As indicated above, the Confirmation Orders with respect to the Plan were entered by the Bankruptcy Court on January 31, 2011 and February 15, 2011 and the District Court on January 30, 2012 and on June 11, 2012. The Canadian Court issued an Order on April 8, 2011 recognizing and giving full effect to the Bankruptcy Court’s Confirmation Order in all provinces and territories of Canada in accordance with the Bankruptcy Court Confirmation Order’s terms.

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
Final determinations and accountings under the Cryovac transaction agreements with respect to matters pertaining to the transaction had not been completed at the time of Grace’s Chapter 11 filing in 2001. We filed claims in the bankruptcy proceeding that reflect the costs and liabilities that we have incurred or may incur and that Grace and its affiliates agreed to retain or that are subject to indemnification by Grace and its affiliates under the Cryovac transaction agreements, other than payments to be made under the Settlement agreement. Grace has alleged that we are responsible for specified amounts under the Cryovac transaction agreements. On February 3, 2014, following Grace’s emergence from bankruptcy, the Company (for itself and its affiliates, collectively, the “Sealed Air Parties”) and Grace (for itself and its affiliates, collectively, the “Grace Parties”) entered into a claims settlement agreement (the “Claims Settlement”) to resolve certain of the parties’ claims against one another arising under the Cryovac transaction agreements (the “Transaction Claims”). Under the Claims Settlement, the Sealed Air Parties released and waived Transaction Claims against the Grace Parties other than asbestos-related claims, Fresenius-related claims, environmental claims, insurance claims, mass tort claims, non-monetary tax sharing agreement claims, certain claims listed in annexes to proofs of claim filed by the Sealed Air Companies in connection with the Grace bankruptcy, claims relating to certain matters described in the Plan, certain executory contract claims relating to certain leased sites or sites that were divided as part of the Cryovac transaction, and certain indemnification claims. Under the Claims Settlement, the Grace Parties released and waived Transaction Claims against the Sealed Air Companies other than non-monetary tax sharing agreement claims, certain executory contract claims relating to certain leased sites or sites that were divided as part of the Cryovac transaction, and certain indemnification claims. The Claims Settlement also provides that the Sealed Air Parties and the Grace Parties will share equally all fees and expenses relating to certain litigation brought by former Cryovac employees. Except to the extent that a claim is specifically referenced, the Claims Settlement does not supersede or affect the obligations of the parties under the Plan or our Settlement agreement.
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
Guarantees and Indemnification Obligations
We are a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

•
indemnities in connection with the sale of businesses, primarily related to the sale of Diversey. Our indemnity obligations under the relevant agreements may be limited in terms of time, amount or scope. As it relates to certain income tax related liabilities, the relevant agreements may not provide any cap for such liabilities, and the period in which we would be liable would lapse upon expiration of the statute of limitation for assessment of the underlying taxes. Because of the conditional nature of these obligations and the unique facts and circumstances involved in each particular agreement, we are unable to reasonably estimate the potential maximum exposure associated with these items;

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

•	licenses of intellectual property by us to third parties in which we have agreed to indemnify the licensee against third-party infringement claims.
As of December 31, 2018, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.
Other Principal Contractual Obligations
At December 31, 2018, we had other principal contractual obligations, which included agreements to purchase an estimated amount of goods, including raw materials, or services in the normal course of business, aggregating to approximately $70.2 million. The estimated future cash outlays are as follows:

Year	Amount (in millions)
2019	$43.4
2020	19.3
2021	6.9
2022	0.6
Total	$70.2
Asset Retirement Obligations
The Company has recorded asset retirement obligations primarily associated with asbestos abatement, lease restitution and the removal of underground tanks. The Company's asset retirement obligation liabilities were $10.5 million and $11.0 million at December 31, 2018 and 2017, respectively. The Company also recorded assets within property and equipment, net which included $3.6 million and $3.7 million related to buildings and $6.9 million and $7.3 million related to leasehold improvements as of December 31, 2018 and 2017, respectively. For the years ended December 31, 2018, 2017 and 2016 accretion expense was $0.3 million.

Leases
We are obligated under the terms of various leases covering primarily warehouse and office facilities and production equipment, as well as smaller manufacturing sites that we occupy. We account for the majority of our leases as operating leases, which may include purchase or renewal options. At December 31, 2018, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

Year	Amount (in millions)
2019	$28.5
2020	20.1
2021	14.7
2022	10.1
2023	6.9
Thereafter	17.0
Total	$97.3
Net rental expense was $32.3 million in 2018, $12.1 million in 2017 and $27.5 million in 2016.
Note 19 Stockholders’ Equity (Deficit)
Repurchase of Common Stock
In July 2015, our Board of Directors authorized a repurchase program of up to $1.5 billion of the Company’s common stock, reflecting its commitment to return value to shareholders. That repurchase program had no expiration date and replaced the previously authorized program, which was terminated. In March 2017, our Board of Directors authorized an increase to the existing share repurchase program by up to an additional $1.5 billion of the Company’s common stock. Additionally, on May 2, 2018, the Board of Directors increased the share repurchase program authorization to $1.0 billion. This new program has no expiration date and replaces the previous authorizations. Refer to Part II, Item 5., "Issuer Purchases of Equity Securities" for further information
During the year ended December 31, 2018, we repurchased 14,898,454 shares for a total of approximately $651.4 million with an average share price of $43.72. During the year ended December 31, 2017, we repurchased 27,320,816 shares, for approximately $1.2 billion with an average share price of $45.44. These repurchases were made under privately negotiated, accelerated share repurchase programs or open market transactions pursuant to the share repurchase program previously approved by our Board of Directors.
During the year ended December 31, 2018, share purchases under open market transactions were 13,678,818 shares, for approximately $571.4 million with an average share price of $41.77.
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
Dividends
The following table shows our total cash dividends paid in the years ended December 31:

(In millions, except per share amounts)	Total Cash Dividends Paid	Total Cash Dividends Paid Per Common Share
2016	$121.6	$0.61
2017	119.7	0.64
2018	102.9	0.64
Total	$344.2

On February 14, 2019, our Board of Directors declared a quarterly cash dividend of $0.16 per common share payable on March 22, 2019 to stockholders of record at the close of business on March 8, 2019. The estimated amount of this dividend payment is $24.9 million based on 156 million shares of our common stock issued and outstanding as of February 9, 2019.
The dividend payments discussed above are recorded as reductions to cash and cash equivalents and retained earnings on our Consolidated Balance Sheets. Our credit facility and our notes contain covenants that restrict our ability to declare or pay dividends and repurchase stock. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial condition and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.
Common Stock
The following is a summary of changes during the years ended December 31, in shares of our common stock and common stock in treasury:

	2018	2017	2016
Changes in common stock:
Number of shares, beginning of year	230,080,944	227,638,738	225,625,636
Restricted stock shares issued for new awards under the Omnibus Incentive Plan and 2005 Contingent Stock Plan(1)	569,960	480,283	481,834
Restricted stock shares, forfeited(1)	(86,518)	(184,235)	(89,699)
Shares issued for vested restricted stock units	151,280	607,231	179,826
Shares issued as part of acquisition(2)	20,000	—	—
Shares issued for 2012 President and Chief Operating Officer (COO) Four-Year Award	—	—	325,000
Shares issued for 2014 Special Performance Stock Units (PSU) Awards	658,783	749,653	—
Shares issued for 2015 Three-Year PSU Awards	129,139	—	—
Shares issued for 2014 Three-Year PSU Awards	—	636,723	—
Shares issued for 2013 Three-Year PSU Awards	—	—	1,074,017
Shares issued for Stock Leverage Opportunity Awards (SLO)	109,841	136,783	20,587
Shares granted and issued under the Omnibus Incentive Plan and Directors Stock Plan to Directors	10,841	15,768	21,537
Other activity(3)	(25,233)	—	—
Number of shares issued, end of year(1)	231,619,037	230,080,944	227,638,738
Changes in common stock in treasury:
Number of shares held, beginning of year	61,485,423	34,156,355	29,612,337
Repurchase of common stock(4)	14,826,924	27,320,816	4,680,313
Profit sharing contribution paid in stock	(538,524)	(502,519)	(830,613)
Restricted stock shares, forfeited	—	—	(1,813)
Shares withheld for taxes	190,844	510,771	696,131
Number of shares held, end of year(4)	75,964,667	61,485,423	34,156,355
Number of common stock outstanding, end of year	155,654,370	168,595,521	193,482,383

(1)
As of December 31, 2018, there were 1,478 restricted stock shares issued for new awards under the Omnibus Incentive Plan and (5,024) restricted stock shares forfeited that were not yet reflected by our Recordkeeper. The table above and our Consolidated Balance Sheets reflects the number of shares issued per our Recordkeeper.

(2)
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

(3)	Other activity in 2018 primarily relates to prior period adjustment related to years not contained within the table.

(4)
As of December 31, 2018, there were 71,530 shares of common stock that had been repurchased by the Company but not yet reflected by the Recordkeeper. The table above and our Consolidated Balance Sheets reflects the number of shares held in treasury per our Recordkeeper.

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
A summary of the changes in common shares available for awards under the Omnibus Incentive Plan and Predecessor Plans follows:

	2018	2017	2016
Number of shares available, beginning of year	3,668,954	5,385,870	7,694,739
Newly Registered Shares under Omnibus Incentive Plan	2,199,114	—	—
Restricted stock shares issued for new awards under the Omnibus Incentive Plan and 2005 Contingent Stock Plan(1)	(571,438)	(480,283)	(481,834)
Restricted stock shares forfeited(1)	91,542	184,235	87,886
Restricted stock units awarded	(219,923)	(351,946)	(428,595)
Restricted stock units forfeited	64,122	288,801	29,774
Shares issued for 2012 President and COO Four-Year Award	—	—	(325,000)
Shares issued for 2014 Special PSU Awards	(658,783)	(749,653)	—
Shares issued for 2015 Three-Year PSU Awards	(129,139)	—	—
Shares issued for 2014 Three-Year PSU Awards	—	(636,723)	—
Shares issued for 2013 Three-Year PSU Awards	—	—	(1,074,017)
Restricted stock units awarded for SLO Awards	(23,478)	(44,254)	(81,614)
SLO units forfeited	817	3,639	—
Director shares granted and issued	(10,560)	(15,491)	(18,022)
Director units granted and deferred(2)	(16,505)	(17,008)	(17,447)
Shares withheld for taxes(3)	94,624	101,767	—
Number of shares available, end of year(4)	4,489,347	3,668,954	5,385,870

(1)
As of December 31, 2018, there were 1,478 restricted stock shares issued for new awards under the Omnibus Incentive Plan and (5,024) restricted stock shares forfeited that were not yet reflected by our Recordkeeper. The table above (shares available under the Omnibus Incentive Plan) reflects this activity as occurred creating a reconciling difference between shares issued and number of shares available under the Omnibus Plan.

(2)	Director units granted and deferred include the impact of share-settled dividends earned and deferred on deferred shares.

(3)
The Omnibus Incentive Plan and 2005 Contingent Stock Plan permit withholding of taxes and other charges that may be required by law to be paid attributable to awards by withholding a portion of the shares attributable to such awards.

(4)
The above table excludes approximately 1.0 million contingently issuable shares under the PSU awards and SLO awards, which represents the maximum number of shares that could be issued under those plans as of December 31, 2018.

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
The following table summarizes the Company’s pre-tax share-based incentive compensation expense and related income tax benefit for the years ended December 31, 2018, 2017 and 2016 related to the Company’s PSU awards, SLO awards and restricted stock awards.

(In millions)	2018	2017	2016
2018 Three-year PSU Awards	$2.7	$—	$—
2017 Three-year PSU Awards(1)	3.7	9.8	—
2017 COO and Chief Executive Officer-Designate 2017 New Hire Equity Awards	0.2	0.1	—
2016 Three-year PSU Awards(1)	(3.0)	2.0	6.3
2016 President & CEO Inducement Award	—	0.5	0.5
2015 Three-year PSU Awards	—	(0.8)	3.5
2014 Special PSU Awards(2)	—	3.2	8.8
2014 Three-year PSU Awards	—	—	4.9
2012 President & COO Four-year Incentive Compensation	—	—	0.2
SLO Awards	1.6	1.1	2.5
Other long-term share-based incentive compensation programs(3)(4)	24.7	32.6	36.2
Total share-based incentive compensation expense(5)	$29.9	$48.5	$62.9
Associated tax benefits recognized	$4.9	$11.8	$19.7

(1)
On May 18, 2017, The Organization and Compensation Committee of our Board of Directors (“O&C Committee”) approved a change in the vesting policy regarding the existing 2017 Three-year PSU Awards and 2016 Three-year PSU Awards for Ilham Kadri. The approved change resulted in a pro-rata share of vesting calculated on the close date of the sale of Diversey. Dr. Kadri’s awards were still subject to the performance metrics stipulated in the plan documents, and will be paid out in accordance with the original planned timing.

(2)	The amount does not include expense related to the 2014 Special PSU awards that were settled in cash of $1.0 million in the year ended December 31, 2017.

(3)	The amount includes the expenses associated with the restricted stock awards consisting of restricted stock shares, restricted stock units and cash-settled restricted stock unit awards.

(4)
On August 4, 2017, the Equity Award Committee approved a change in the vesting condition regarding the existing long-term share based compensation programs transferring to Diversey as part of the sale of Diversey. The approved change resulted in a pro-rata share of vesting calculated on the close date of the sale of Diversey. In December 2018, the Equity Award Committee approved a change in the vesting condition for certain individuals who would be leaving the Company under a phase of our Reinvent SEE Restructuring program. For both modifications, we recorded the cumulative expense of the higher fair value of the impacted awards at modification approval.

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
The following table summarizes activity for unvested restricted stock and restricted stock units for 2018:

	Restricted stock shares			Restricted stock units
	Shares	Weighted-Average per Share Fair Value on Grant Date	Aggregate Intrinsic Value (in millions)	Shares	Weighted-Average per Share Fair Value on Grant Date	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2017	1,045,416	$45.21		557,422	$45.34
Granted	571,438	44.24		219,923	44.60
Vested	(296,754)	45.34	$13.1	(151,280)	45.28	$6.7
Forfeited or expired	(91,542)	45.46		(64,122)	45.16
Non-vested at December 31, 2018	1,228,558	$44.98		561,943	$45.08

A summary of the Company’s fair values of its vested restricted stock shares and restricted stock units are shown in the following table:

(In millions)	2018	2017	2016
Fair value of restricted stock shares vested	$13.5	$19.5	$10.0
Fair value of restricted stock units vested	$6.9	$22.4	$5.2

A summary of the Company’s unrecognized compensation cost and weighted average periods over which the compensation cost is expected to be recognized for its non-vested restricted stock shares and restricted stock units are shown in the following table:

(In millions)	Unrecognized Compensation Costs	Weighted Average to be recognized (in years)
Restricted Stock shares	$25.2	1.3
Restricted Stock units	$10.9	1.3

The non-vested cash awards excluded from table above had $0.9 million unrecognized compensation costs and weighted-average remaining contractual life of approximately 1.2 years. We have recognized a liability of $1.4 million in other non-current liabilities on our Consolidated Balance Sheets.
PSU Awards
Three-year PSU awards for 2016, 2017 and 2018
During the first 90 days of each year, the O&C Committee of our Board of Directors approves PSU awards for our executive officers and other selected key executives, which include for each officer or executive a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the three-year performance period. Following the end of the performance period, in addition to shares, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. Each PSU is subject to forfeiture if the recipient terminates employment with the Company prior to the end of the three-year award performance period for any reason other than death, disability or retirement. In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant’s number of full months of service during the award performance period, further adjusted based on the achievement of the performance goals during the award performance period. All of these PSUs are classified as equity in the Consolidated Balance Sheets.
The O&C Committee established principal performance goals, which are (i) total shareholder return for three-year performance period weighted at 50% for the 2016 awards and 34% for 2017 and 2018 awards; (ii) consolidated Adjusted EBITDA margin measured in the final year of the award weighted at 50% for the 2016 and 33% for 2017 and 2018 awards; and (iii) three-year compound annual growth rate of net trade sales weighted at 33% for the 2017 and 2018 awards. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares.
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
The number of PSUs granted based on Adjusted EBITDA and the grant date fair value are shown in the following table:

	2018	2017	2016
Number of units granted	57,378	99,522	165,391
Weighted average fair value on grant date(1)	$41.72	$45.21	$43.09

(1)
On May 18, 2017, the O&C Committee approved a change in the vesting policy regarding the existing 2017 Three-year PSU Awards and 2016 Three-year PSU Awards for Ilham Kadri. The modified vesting terms resulted in award modification accounting treatment. The Weighted average fair value on grant date reflects the impact of the fair value on date of modification for these awards.

PSUs – Total Shareholder Return (TSR)
The PSUs granted based on TSR are contingently awarded and will be payable in shares of the Company’s common stock subject to the condition that the number of PSUs, if any, earned by the employees upon the expiration of a three-year award performance period is dependent on the Company’s TSR ranking relative to a peer group of companies. The fair value of the PSUs based on TSR was estimated on the grant date using a Monte Carlo Simulation. Other assumptions include the expected volatility of all companies included in the TSR, the historical share price returns analysis of all companies included in the TSR and assumes dividends are reinvested. The expected volatility was based on the historical volatility for a period of time that approximates the duration between the valuation date and the end of the performance period. The risk-free interest rate is based on the Zero-Coupon Treasury STRIP yield curve matching the term from the valuation date to the end of the performance period. Compensation expense for the PSUs based on TSR (which is considered a market condition) is a fixed amount determined at the grant date fair value and is recognized 100% over the three-year award performance period regardless of whether PSUs are awarded at the end of the award performance period.
The number of PSUs granted based on TSR and the assumptions used to calculate the grant date fair value of the PSUs based on TSR are shown in the following table:

	2018	2017	2016
Number of units granted	56,829	100,958	124,755
Weighted average fair value on grant date(1)	$43.40	$44.24	$54.94
Expected Price volatility(1)	22.00%	25.31%	26.69%
Risk-free interest rate(1)	2.00%	1.56%	0.98%

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
The number of PSUs granted based on Net Trade Sales Growth and the grant date fair value are shown in the following table:

	2018	2017
Number of units granted	57,378	99,522
Weighted average fair value on grant date(1)	$41.72	$45.21

(1)
On May 18, 2017, the O&C Committee approved a change in the vesting policy regarding the existing 2017 three-year PSU Awards and 2016 three-year PSU Awards for Ilham Kadri. The modified vesting terms resulted in award modification accounting treatment. The Weighted average fair value on grant date reflects the impact of the fair value on date of modification for these awards.

The following table includes additional information related to estimated earned payout based on the probable outcome of the performance condition and market condition as of December 31, 2018:

	Estimated Payout %
	Net Trade Sales Growth	Adjusted EBITDA	TSR	Combined
2018 Three-year PSU Awards	100%	100%	100%	100%
2017 Three-year PSU Awards	200%	77%	100%	125%
2016 Three-year PSU Awards	NA	—%	—%	—%
The following table summarizes activity for outstanding Three-year PSU awards (excluding 2014 Special PSU Award) for 2018:

	Shares	Aggregate Intrinsic Value (in millions)(2)
Outstanding at December 31, 2017	662,931
Granted(1)	171,585
Converted	(176,169)	$7.5
Forfeited or expired	(14,491)
Outstanding at December 31, 2018	643,856
Fully vested at December 31, 2018	426,649	$14.9

(1)	This represents the target number of performance units granted. Actual number of PSUs earned, if any, is dependent upon performance and may range from 0% to 200% percent of the target.

(2)	The aggregate intrinsic value is based on the actual number of PSUs earned and vested at December 31, 2017 which were issued in February 2018.
The following table summarizes activity for non-vested Three-year PSU awards for 2018:

	Shares	Weighted-Average per Share Fair Value on Grant Date
Non-vested at December 31, 2017	118,956	$48.40
Granted	171,585	42.29
Vested	(61,091)	47.50
Forfeited or expired	(12,243)	45.67
Non-vested at December 31, 2018	217,207	$42.94

 A summary of the Company’s fair value for its vested three-year PSU awards is shown in the following table:

(In millions)	2018	2017	2016
Fair value of three-year PSU awards vested	$14.9	$24.0	$14.3
A summary of the Company’s unrecognized compensation cost for three-year PSU awards at the current estimated earned payout based on the probable outcome of the performance condition and weighted average periods over which the compensation cost is expected to be recognized as shown in the following table:

(In millions)	Unrecognized Compensation Costs	Weighted Average to be recognized (in years)
2018 Three-year PSU Awards	$4.4	2
2017 Three-year PSU Awards	0.9	1
2016 Three-year PSU Awards	—	0

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
President and Chief Executive Officer (CEO) 2016 Inducement Awards
On January 15, 2016, Mr. Peribere entered into a letter agreement (the “Amendment Letter”) amending the terms of his employment letter with the Company dated August 28, 2012 to extend the term of Mr. Peribere’s employment and make certain compensation adjustments. The Amendment Letter also provides Mr. Peribere with two additional awards of restricted stock units under the Company’s 2014 Omnibus Incentive Plan (the “Inducement Awards”), one is time-vesting and the other is performance-vesting. The time-vesting Inducement Award, for 75,000 shares, requires Mr. Peribere to remain in service with the Company through December 31, 2017. The grant date fair value for this award was $39.95 per share. As of December 31, 2017, the requirements of the performance-vesting Inducement Awards were not met; as such, no shares vested for this Inducement Award.
2014 Special PSU Award
During March 2014, the O&C Committee approved a special PSU award to the named executive officers and a broader group of other employees. The special PSU awards are earned principally based on achievement of specified levels of free cash flow, above targets established in the Company’s three-year strategic plan, over the three-year performance period of 2014-2016. In addition, no portion of an award is earned unless we achieve a minimum specified level of adjusted earnings per share for 2016, in order to balance the free cash flow goal with an appropriate focus on generating earnings. To further balance the incentives, the award earned based on free cash flow performance will be reduced by 25% if our relative TSR for the performance period is below the 50th percentile of an approved peer group of companies. Actual achievement of the award based on performance through 2016 was 200%, and the special PSUs earned were paid out in equal installments over two years. The first half was paid in 2017, and following the achievement of a 2017 performance requirement, the second half was paid in 2018. Based on the additional 2017 performance requirement, 658,783 shares were vested to individuals during the first quarter 2018.
Stock Leverage Opportunity Awards
Before the start of each performance year, certain key executives are eligible to elect to receive all or a portion of their annual cash bonus for that year, in increments of 25% of the annual bonus, as an award of restricted stock or restricted stock units under the Omnibus Incentive Plan in lieu of cash. The portion provided as an equity award may be given a premium to be determined by the O&C Committee each year and will be rounded up to the nearest whole share. The award will be granted following the end of the performance year and after determination by the O&C Committee of the amount of the annual bonus award for each executive officer and other selected key executives who has elected to take all or a portion of his or her annual bonus as an equity award, but no later than the March 15 following the end of the performance year.
The equity award will be made in the form of an award of restricted stock units that will vest on the second anniversary of the grant date or earlier in the event of death, disability or retirement from employment with the Company, and the shares subject to the award will not be transferable by the recipient until the later of vesting or the second anniversary of the grant date. For the “principal portion” of the award that would have otherwise been paid in cash, the award vests upon any termination of employment, other than for cause. For the “premium portion” of the award, the award may early vest only in case of death, disability or retirement from the Company. Except as described above, if the recipient ceases to be employed by the Company prior to vesting, then the award is forfeited, except for certain circumstances following a change in control. SLO awards in the form of restricted stock units have no voting rights until shares are issued to them but do receive a cash payment in the amount of the dividends (without interest) on the shares they have earned at about the same time that shares are issued to them following vesting.
The 2018 SLO awards comprise an estimated aggregate of 47,736 restricted stock units as of December 31, 2018. The final number of units issued will be determined based on Annual Incentive Plan payout. During 2018, 23,478 restricted units were issued for the 2017 annual incentive plan. We recorded $1.6 million, $1.1 million and $2.5 million in expense related to the SLO program in the years ended December 31, 2018, 2017 and 2016, respectively. We record compensation expense for these awards in selling, general and administrative expenses on the Consolidated Statements of Operations with a corresponding credit to additional paid-in capital within stockholders’ equity, based on the fair value of the awards at the end of each reporting period, which reflects the effects of stock price changes. The expense is recognized over a fifteen-month period.
Other Common Stock Issuances

We have historically issued shares of our common stock under our 2005 Contingent Stock Plan to selected U.S.-based consultants as compensation under consulting agreements primarily for research and development projects. We record the cost associated with these issuances on a straight-line basis based on each of the issuances’ vesting schedule. Current liability and unrecognized deferred compensation expense for these awards are not material as of December 31, 2018.
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
During 2017, we granted 30,506 performance share unit awards to key executives based on acquisition activity, of which 5,177 were forfeited during 2018. The performance metrics require the acquired business to reach certain performance based conditions over a set period of time. The fair value is determined on the grant date. The expense incurred for the year ended December 31, 2018 was $0.3 million.
Note 20 Accumulated Other Comprehensive Loss
The following table provides details of comprehensive loss:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Gains (Losses) on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cash flow hedge	Impact of Accounting Standard Update(1)	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2016(2)	$(276.7)	$(701.9)	$21.0	$8.5	$—	$(949.1)
Other comprehensive income (loss) before reclassifications	167.1	7.5	(67.8)	(10.4)	—	96.4
Less: amounts reclassified from accumulated other comprehensive loss	6.2	—	—	1.6	—	7.8
Net current period other comprehensive income (loss)	173.3	7.5	(67.8)	(8.8)	—	104.2
Balance at December 31, 2017(2)	$(103.4)	$(694.4)	$(46.8)	$(0.3)	$—	$(844.9)
Other comprehensive (loss) income before reclassifications	(31.5)	(50.4)	15.0	2.9	—	(64.0)
Less: amounts reclassified from accumulated other comprehensive loss	2.1	—	—	(0.2)	—	1.9
Net current period other comprehensive (loss) income	(29.4)	(50.4)	15.0	2.7	—	(62.1)
Impact of Accounting Standard Update	—	—	—	—	(13.4)	(13.4)
Balance at December 31, 2018(2)	$(132.8)	$(744.8)	$(31.8)	$2.4	$(13.4)	$(920.4)

(1)
In the fourth quarter, the Company Adopted ASU 2018-02. As part of the adoption, the Company has elected to reclassify the tax effects of the TCJA from AOCL to retained earnings. The adoption of the ASU 2018-02 resulted in a $13.4 million reclassification from AOCL to retained earnings due to the stranded tax effects of the TCJA.

(2)
The ending balance in AOCL includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustments were $65.8 million, $(78.2) million and $(8.3) million for the years ended December 31, 2018, 2017 and 2016.

The following table provides detail of amounts reclassified from AOCL:

(In millions)	2018(1)	2017(1)	2016(1)	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefits:
Prior service costs	$0.3	$1.3	$1.6
Actuarial losses	(3.1)	(10.0)	(11.2)
Total pre-tax amount(4)	(2.8)	(8.7)	(9.6)	Other (expense) income, net
Tax benefit	0.7	2.5	2.3
Net of tax	(2.1)	(6.2)	(7.3)
Reclassifications from cumulative translation adjustment:
Charges related to Venezuelan subsidiaries	—	—	46.0	(3)
Net gains (losses) on cash flow hedging derivatives:
Foreign currency forward contracts	0.2	0.9	0.6	(2) Other (expense) income, net
Interest rate and currency swaps	—	(3.4)	(25.9)	Interest expense, net and Other (expense) income, net
Treasury locks	0.1	0.1	0.1	(2) Interest expense, net
Total pre-tax amount	0.3	(2.4)	(25.2)
Tax (expense) benefit	(0.1)	0.8	8.3
Net of tax	0.2	(1.6)	(16.9)
Total reclassifications for the period	$(1.9)	$(7.8)	$21.8

(1)	Amounts in parenthesis indicate changes to earnings (loss).

(2)
These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 13, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements for additional details.

(3)
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

(4)
Amounts related to Diversey have been reclassified to earnings from discontinued operations, net of tax on the Consolidated Statements of Operations. For the years ended December 31, 2017 and 2016, there was $3.7 million and $3.8 million reclassified, respectively.

Note 21 Other (Expense) Income, net
The following table provides details of other (expense) income, net:

	Year Ended December 31,
(In millions)	2018	2017	2016
Net foreign exchange transaction (loss) gain	$(16.7)	$(5.9)	$8.3
Bank fee expense	(4.4)	(5.8)	(5.4)
Pension income (expense) other than service costs	3.9	16.7	(3.8)
Other, net	(0.9)	1.2	0.8
Other (expense) income, net	$(18.1)	$6.2	$(0.1)

Note 22 Net Earnings per Common Share
The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the years ended December 31:

	Year Ended December 31,
(In millions, except per share amounts)	2018	2017	2016
Basic Net Earnings Per Common Share:
Numerator
Net earnings	$193.1	$814.9	$486.4
Distributed and allocated undistributed net earnings to unvested restricted stockholders	(0.9)	(4.9)	(3.4)
Distributed and allocated undistributed net earnings	192.2	810.0	483.0
Distributed net earnings - dividends paid to common stockholders	(101.7)	(118.7)	(118.7)
Allocation of undistributed net earnings to common stockholders	$90.5	$691.3	$364.3
Denominator
Weighted average number of common shares outstanding - basic	159.4	186.9	194.3
Basic net earnings per common share:
Distributed net earnings	$0.64	$0.64	$0.61
Allocated undistributed net earnings to common stockholders	0.57	3.69	1.88
Basic net earnings per common share	$1.21	$4.33	$2.49
Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$192.2	$810.0	$483.0
Add: Allocated undistributed net earnings to unvested restricted stockholders	0.5	4.3	2.6
Less: Undistributed net earnings reallocated to unvested restricted stockholders	(0.5)	(4.3)	(2.6)
Net earnings available to common stockholders - diluted	$192.2	$810.0	$483.0
Denominator
Weighted average number of common shares outstanding - basic	159.4	186.9	194.3
Effect of contingently issuable shares	0.1	0.7	1.2
Effect of unvested restricted stock units	0.3	0.7	0.7
Weighted average number of common shares outstanding - diluted under two-class	159.8	188.3	196.2
Effect of unvested restricted stock - participating security	0.4	0.6	1.0
Weighted average number of common shares outstanding - diluted under treasury stock	160.2	188.9	197.2
Diluted net earnings per common share	$1.20	$4.29	$2.46
PSU Awards
We included contingently issuable shares using the treasury stock method for our PSU awards in the diluted weighted average number of common shares outstanding based on the number of contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period. The calculation of diluted weighted average shares outstanding related to PSUs was nominal in 2018 and approximately 1 million shares in the years 2017 and 2016.
SLO Awards
The shares or units associated with the 2018 SLO awards are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the year ended December 31,

2018. These shares or units will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of 2019. Once this determination is made, the shares or units will be included in diluted weighted average number of common shares outstanding if the impact to diluted net earnings per common share is dilutive. The numbers of shares or units associated with SLO awards for 2018, 2017 and 2016 were nominal.
Note 23 Summarized Quarterly Financial Information (Unaudited)

	2018
	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Net sales	$1,131.0	$1,155.2	$1,186.2	$1,260.3
Gross profit	374.0	363.5	365.5	399.1
Net (loss) earnings from continuing operations	(208.0)	83.3	75.6	199.4
Gain on sale of discontinued operations, net of tax	7.4	31.1	3.4	0.9
Net (loss) earnings(1)	$(200.6)	$114.4	$79.0	$200.3
Basic:
Continuing operations	$(1.25)	$0.52	$0.48	$1.28
Discontinued operations	0.04	0.19	0.02	0.01
Net (loss) earnings per common share - basic	$(1.21)	$0.71	$0.50	$1.29
Diluted:
Continuing operations	$(1.25)	$0.52	$0.48	$1.28
Discontinued operations	0.04	0.19	0.02	—
Net (loss) earnings per common share - diluted	$(1.21)	$0.71	$0.50	$1.28

	2017
	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Net sales	$1,032.2	$1,070.3	$1,131.3	$1,227.8
Gross profit	335.4	343.5	360.7	372.5
Net (loss) earnings from continuing operations	(53.7)	29.0	62.5	25.0
Gain (loss) on sale of discontinued operations, net of tax	—	—	699.3	(58.6)
Net earnings from discontinued operations, net of tax	10.5	75.1	25.7	0.1
Net (loss) earnings(1)	$(43.2)	$104.1	$787.5	$(33.5)
Basic:
Continuing operations	$(0.27)	$0.14	$0.33	$0.14
Discontinued operations	0.05	0.39	3.86	(0.33)
Net (loss) earnings per common share - basic	$(0.22)	$0.53	$4.19	$(0.19)
Diluted:
Continuing operations	$(0.27)	$0.14	$0.33	$0.14
Discontinued operations	0.05	0.38	3.82	(0.33)
Net (loss) earnings per common share - diluted	$(0.22)	$0.52	$4.15	$(0.19)

(1)	The sum of the quarterly per share amounts may not agree to the respective annual amounts due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness, as of December 31, 2018, of our internal control over financial reporting. The suitable recognized control framework on which management’s evaluation of our internal control over financial reporting is based is the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013). Based upon that evaluation under the COSO framework, our management concluded that our internal control over financial reporting as of December 31, 2018 was effective.
Our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2018, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018.
Item 9B.    Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” and the balance will be included in our Proxy Statement for our 2019 Annual Meeting of Stockholders under the captions “Corporate Governance,” “Election of Directors — Information Concerning Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” except as set forth below. All such information is incorporated herein by reference.
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
Our Audit Committee comprises directors Henry R. Keizer, who serves as chair, Neil Lustig, and Patrick Duff, as well as Jerry R. Whitaker, who serves ex officio. Our Board of Directors has determined that each of the members of the Audit Committee (other than Neil Lustig) is an audit committee financial expert in accordance with the standards of the SEC and that each is independent, as defined in the listing standards of the New York Stock Exchange applicable to us and as determined by the Board of Directors.

Item 11.	Executive Compensation
The information required in response to this Item will be set forth in our Proxy Statement for our 2019 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Board Oversight of Compensation Risks.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required in response to this Item will be set forth in our Proxy Statement for our 2019 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance – Beneficial Ownership Table.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required in response to this Item will be set forth in our Proxy Statement for our 2019 Annual Meeting of Stockholders under the captions “Independence of Directors” and “Certain Relationships and Related Person Transactions.” Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required in response to this Item will be included in our Proxy Statement for our 2019 Annual Meeting of Stockholders under the captions “Principal Independent Auditor Fees” and “Audit Committee Pre-Approval Policies and Procedures.” Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this Annual Report on Form 10-K:
(1) Financial Statements
See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K.
(2) Financial Statement Schedule
See Schedule II — Valuation and Qualifying Accounts and Reserves — Years Ended December 31, 2018, 2017 and 2016 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable or the amounts involved are not material.

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

4.12
Supplemental Indenture, dated as of November 27, 2012, by and among Sealed Air Corporation, Guarantors party thereto and U.S. National Bank Association, as successor in interest to SunTrust Bank. (Exhibit 4.3 to the Company's Current Report on Form 8-K, Date of Report November 27, 2012, File No. 1-12139, is incorporated herein by reference.)

4.13
Form of 6.875% Senior Note due 2033. (Sections 204 and 205 to the Company's Indenture, dated as of July 1, 2003, Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12139, is incorporated herein by reference.)

Exhibit Number	Description
4.14
Indenture, dated as of November 28, 2012, by and among Sealed Air Corporation, Guarantors party thereto and U.S. Bank National Association. (Exhibit 4.1 to the Company's Current Report on Form 8-K, Date of Report November 27, 2012, File No. 1-12139, is incorporated herein by reference.)

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

10.9
Form of Stock Purchase Agreement for use in connection with the Company’s 2002 Stock Plan for Non-Employee Directors. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-12139, is incorporated herein by reference.)*

10.10
Fees to be paid to the Company’s Non-Employee Directors — 2016. (Exhibit 10.14 to the Company’s Annual Report on Form10-K for the year ended December 31, 2015, File No. 1-12139, is incorporated herein by reference.)*

10.11
Fees to be paid to the Company’s Non-Employee Directors — 2017. (Exhibit 10.14 to the Company’s Annual Report on Form10-K for the year ended December 31, 2016, File No. 1-12139, is incorporated herein by reference.)*

10.12
Fees to be paid to the Company's Non-Employee Directors - 2018 (Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.13	Fees to be paid to the Company's Non-Employee Directors — 2019.*

10.14
2005 Contingent Stock Plan of Sealed Air Corporation, as amended and restated on July 11, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report July 11, 2013, File No. 1-12139, is incorporated herein by reference.)*

10.15
Sealed Air Corporation Annual Incentive Plan, as amended and restated on October 4, 2017 (Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

Exhibit Number	Description
10.16
Performance-Based Compensation Program of the Company, as amended May 16, 2013. (Annex E to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*

10.17
Sealed Air Corporation Deferred Compensation Plan for Key Employees (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 25, 2013, file No. 1-12139, is incorporated herein by reference.)*

10.18
Sealed Air Corporation Policy on Recoupment of Incentive Compensation from Executives in the Event of Certain Restatements, as amended February 18, 2010. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report February 18, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.19
Syndicated Facility Agreement, dated as of October 3, 2011, by and among Sealed Air, certain subsidiaries of Sealed Air party thereto, the lenders party thereto, Citibank, N.A., as agent and the other agents party thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

10.20
Series A Preferred Stock Purchase Agreement, dated as of October 3, 2011, by and among Diversey Holdings, Inc., Sealed Air and Solution Acquisition Corp. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

10.21
Offer Letter Agreement, dated September 5, 2017, between Edward L. Doheny II and the Company. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report September 2, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.22
Employment Agreement, dated August 28, 2012 between Jerome A. Peribere and the Company, as supplemented on October 11, 2012. (Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-12139, is incorporated herein by reference.)*

10.23
Amendment Letter between the Company and Jerome A. Peribere, dated January 15, 2016. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report January 15, 2016, File No. 1-12139, is incorporated herein by reference.)*

10.24
Equity Interest Purchase Agreement, dated as of October 30, 2012, by and between Sealed Air Corporation, Sealed Air Netherlands Holdings V B.V., and DC Co., Ltd., as amended on November 9, 2012, and further amended November 14, 2012. (Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-12139, is incorporated herein by reference.)

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

10.33	2014 Omnibus Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 22, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.34
2014 Omnibus Incentive Plan (as amended and restated effective May 17, 2018) (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 17, 2018, File No. 1-12139, is incorporated herein by reference.)*

10.35
Underwriting Agreement, dated June 9, 2014, by and among Sealed Air Corporation, the Trust and the Underwriter. (Exhibit 1.1 to the Company’s Current Report on Form 8-K, Date of Report June 12, 2014, File No. 1-12139, is incorporated herein by reference.)

10.36
Stock Repurchase Agreement, dated June 6, 2014, by and between Sealed Air Corporation and the Trust. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 6, 2014, File No. 1-12139, is incorporated herein by reference.)

10.37
Third Amended and Restated Syndicated Facility Agreement, dated as of July 12, 2018, by and among Sealed Air Corporation and certain of its subsidiaries party thereto, Bank of America, N.A., as agent, and the other financial institutions party thereto, and Amendment No. 1 thereto (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report July 12, 2018, File No. 1-12139, is incorporated herein by reference.)

10.38
Form of Notice of Grant of Restricted Stock Unit Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 13, 2018 (Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.39
Form of Notice of Grant of Restricted Stock Unit Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 16, 2015. (Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.40
Form of Notice of Grant of Restricted Stock Unit Award (Performance-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 13, 2018 (Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.41
Form of Notice of Grant of Restricted Stock Unit Award (Performance-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 16, 2015. (Exhibit 10.45 to the Company’s Annual Report on Form10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.42
Form of Notice of Grant of Restricted Stock Unit Award (Stock Leverage Opportunity) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 13, 2018 (Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.43
Form of Notice of Grant of Restricted Stock Unit Award (Stock Leverage Opportunity) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 16, 2015. (Exhibit 10.46 to the Company’s Annual Report on Form10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.44
Form of Notice of Grant of Restricted Stock Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 13, 2018 (Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.45
Form of Notice of Grant of Restricted Stock Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 16, 2015. (Exhibit 10.47 to the Company’s Annual Report on Form10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Edward L. Doheny II, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated February 19, 2019.

Exhibit Number	Description
31.2	Certification of William G. Stiehl, Senior Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated February 19, 2019.

32
Certification of Edward L. Doheny II, President and Chief Executive Officer of the Company, and William G. Stiehl, Senior Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated February 19, 2019.

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

(2) Financial Statement Schedule
SEALED AIR CORPORATION AND SUBSIDIARIES
SCHEDULE II
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2018, 2017 and 2016

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Foreign Currency Translation and Other	Balance at End of Year
(in millions)
Year Ended December 31, 2018
Allowance for doubtful accounts	$6.5	$2.3	$(1.0)	(1)	$1.3	$9.1
Inventory obsolescence reserve	$15.5	$4.8	$(1.4)	(2)	$(0.8)	$18.1
Valuation allowance on deferred tax assets	$189.2	$32.8	$—		$(3.6)	$218.4
Year Ended December 31, 2017
Allowance for doubtful accounts	$8.4	$0.3	$(2.5)	(1)	$0.3	$6.5
Inventory obsolescence reserve	$13.4	$3.5	$(2.7)	(2)	$1.3	$15.5
Valuation allowance on deferred tax assets	$167.7	$3.4	$—		$18.1	$189.2
Year Ended December 31, 2016
Allowance for doubtful accounts	$10.5	$(0.1)	$(2.1)	(1)	$0.1	$8.4
Inventory obsolescence reserve	$12.2	$3.8	$(2.1)	(2)	$(0.5)	$13.4
Valuation allowance on deferred tax assets	$208.9	$(37.4)	$—		$(3.8)	$167.7

(1)	Primarily accounts receivable balances written off, net of recoveries.

(2)	Primarily items removed from inventory.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)

By:	/S/ EDWARD L. DOHENY II
Edward L. Doheny II
President and Chief Executive Officer
Date: February 19, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/S/ EDWARD L. DOHENY II	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2019
Edward L. Doheny II

By:	/S/ WILLIAM G. STIEHL	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2019
William G. Stiehl

By:	/S/ MICHAEL A. LEON	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 19, 2019
Michael A. Leon

By:	/S/ MICHAEL CHU	Director	February 19, 2019
Michael Chu

By:	/S/ PATRICK DUFF	Director	February 19, 2019
Patrick Duff

By:	/S/ HENRY R. KEIZER	Director	February 19, 2019
Henry R. Keizer

By:	/S/ JACQUELINE B. KOSECOFF	Director	February 19, 2019
Jacqueline B. Kosecoff

By:	/S/ HARRY A. LAWTON III	Director	February 19, 2019
Harry A. Lawton III

By:	/S/ NEIL LUSTIG	Director	February 19, 2019
Neil Lustig

By:	/S/ RICHARD L. WAMBOLD	Director	February 19, 2019
Richard L. Wambold

By:	/S/ JERRY R. WHITAKER	Director	February 19, 2019
Jerry R. Whitaker