Form 10-Q
period 2019-03-31
SEALED AIR CORP/DE
filed 2019-05-01
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 155,703,682 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of April 29, 2019.

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
The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: global economic and political conditions, currency translation and devaluation effects, changes in raw material pricing and availability, competitive conditions, the success of new product offerings, consumer preferences, the effects of animal and food-related health issues, pandemics, changes in energy costs, environmental matters, the success of our restructuring activities, the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts, changes in our credit ratings, the tax benefit associated with the Settlement agreement (as defined in our Annual Report on Form 10-K for the year ended December 31, 2018), regulatory actions and legal matters, and the other information referenced in Part I, Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC, and as revised and updated by our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.
Non-U.S. GAAP Information
We present financial information that conforms to Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). We also present financial information that does not conform to U.S. GAAP, which we refer to as non-U.S. GAAP, as our management believes it is useful to investors. In addition, non-U.S. GAAP measures are used by management to review and analyze our operating performance and, along with other data, as internal measures for setting annual budgets and forecasts, assessing financial performance, providing guidance and comparing our financial performance with our peers. The non-U.S. GAAP information has limitations as an analytical tool and should not be considered in isolation from or as a substitute for U.S. GAAP information. It does not purport to represent any similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Non-U.S. GAAP financial measures that we present may not be comparable with similarly titled measures used by others. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures. See Note 6, “Segments,” of the Notes to Condensed Consolidated Financial Statements and our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for reconciliations of our U.S. GAAP financial measures to non-U.S. GAAP. Information reconciling forward-looking U.S. GAAP measures to non-U.S. GAAP measures is not available without unreasonable effort.
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
Adjusted Net Earnings and Adjusted Earnings Per Share (“Adjusted EPS”) are also used by the Company to measure total company performance. Adjusted Net Earnings is defined as U.S. GAAP net earnings from continuing operations excluding the impact of Special Items, including the expense or benefit from any Tax Special Items. Adjusted EPS is defined as our Adjusted Net Earnings divided by the number of diluted shares outstanding.
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

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share and per share data)	March 31, 2019 (unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$236.0	$271.7
Trade receivables, net of allowance for doubtful accounts of $9.4 in 2019 and $9.1 in 2018	464.0	473.4
Income tax receivables	46.7	58.4
Other receivables	82.7	81.3
Inventories, net of inventory reserves of $20.2 in 2019 and $18.1 in 2018	597.4	544.9
Current assets held for sale	0.6	0.6
Prepaid expenses and other current assets	127.8	124.5
Total current assets	1,555.2	1,554.8
Property and equipment, net	1,026.1	1,036.2
Goodwill	1,950.0	1,947.6
Identifiable intangible assets, net	103.3	101.7
Deferred taxes	166.4	170.5
Other non-current assets	354.0	239.4
Total assets	$5,155.0	$5,050.2
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$251.7	$232.8
Current portion of long-term debt	31.2	4.9
Accounts payable	769.1	765.0
Accrued restructuring costs	36.1	33.5
Income tax payable	25.1	23.5
Other current liabilities	367.9	428.9
Total current liabilities	1,481.1	1,488.6
Long-term debt, less current portion	3,284.6	3,236.5
Deferred taxes	20.8	20.4
Other non-current liabilities	660.9	653.3
Total liabilities	5,447.4	5,398.8
Commitments and contingencies - Note 18
Stockholders’ deficit:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2019 and 2018	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 231,667,372 in 2019 and 231,619,037 in 2018; shares outstanding: 155,753,430 in 2019 and 155,654,370 in 2018	23.2	23.2
Additional paid-in capital	2,047.8	2,049.6
Retained earnings	1,868.0	1,835.5
Common stock in treasury, 75,913,942 shares in 2019 and 75,964,667 shares in 2018	(3,332.8)	(3,336.5)
Accumulated other comprehensive loss, net of taxes	(898.6)	(920.4)
Total stockholders’ deficit	(292.4)	(348.6)
Total liabilities and stockholders’ deficit	$5,155.0	$5,050.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, (unaudited)
(In millions, except per share data)	2019	2018
Net sales	$1,112.7	$1,131.0
Cost of sales	747.5	757.0
Gross profit	365.2	374.0
Selling, general and administrative expenses	212.1	194.0
Amortization expense of intangible assets acquired	4.6	3.9
Restructuring charges	7.4	8.6
Operating profit	141.1	167.5
Interest expense, net	(44.9)	(42.0)
Foreign currency exchange loss due to highly inflationary economies	(0.8)	—
Other expense, net	(0.7)	(12.0)
Earnings before income tax provision	94.7	113.5
Income tax provision	30.4	321.5
Net earnings (loss) from continuing operations	64.3	(208.0)
(Loss) gain on sale of discontinued operations, net of tax(1)	(6.8)	7.4
Net earnings (loss)	$57.5	$(200.6)
Basic:
Continuing operations	$0.41	$(1.25)
Discontinued operations	(0.04)	0.04
Net earnings (loss) per common share - basic	$0.37	$(1.21)
Diluted:
Continuing operations	$0.41	$(1.25)
Discontinued operations	(0.04)	0.04
Net earnings (loss) per common share - diluted	$0.37	$(1.21)
Dividends per common share	$0.16	$0.16
Weighted average number of common shares outstanding:
Basic	154.8	165.3
Diluted	155.4	165.3

See accompanying Notes to Condensed Consolidated Financial Statements.

(1)	During the three months ended March 31, 2019 and 2018, we recorded an additional loss of $6.8 million and a gain of $7.4 million, net of taxes, respectively on the sale of Diversey.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, (unaudited)
	2019			2018
(In millions)	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings (loss)			$57.5			$(200.6)
Other comprehensive income (loss):
Recognition of pension items	$1.1	$(0.3)	0.8	$0.8	$(0.2)	0.6
Unrealized gains (losses) on derivative instruments for net investment hedge	9.0	(2.2)	6.8	(14.3)	3.6	(10.7)
Unrealized (losses) gains on derivative instruments for cash flow hedge	(1.7)	0.4	(1.3)	1.3	(0.5)	0.8
Foreign currency translation adjustments	16.2	(0.7)	15.5	27.4	1.0	28.4
Other comprehensive (loss) income	$24.6	$(2.8)	21.8	$15.2	$3.9	19.1
Comprehensive income (loss), net of taxes			$79.3			$(181.5)

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Deficit
Balance at December 31, 2018	$23.2	$2,049.6	$1,835.5	$(3,336.5)	$(920.4)	$(348.6)
Effect of share-based incentive compensation	—	(2.3)	—	—	—	(2.3)
Stock issued for profit sharing contribution paid in stock	—	0.5	—	21.4	—	21.9
Repurchases of common stock	—	—	—	(17.7)	—	(17.7)
Recognition of pension items, net of taxes	—	—	—	—	0.8	0.8
Foreign currency translation adjustments	—	—	—	—	15.5	15.5
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	5.5	5.5
Net earnings	—	—	57.5	—	—	57.5
Dividends on common stock ($0.16 per share)	—	—	(25.0)	—	—	(25.0)
Balance at March 31, 2019 (unaudited)	$23.2	$2,047.8	$1,868.0	$(3,332.8)	$(898.6)	$(292.4)

Balance at December 31, 2017	$23.0	$1,939.6	$1,735.2	$(2,700.6)	$(844.9)	$152.3
Effect of share-based incentive compensation	0.2	6.2	—	(6.3)	—	0.1
Stock issued for profit sharing contribution paid in stock	—	—	—	20.7	—	20.7
Repurchases of common stock	—	80.0	—	(404.7)	—	(324.7)
Recognition of pension items, net of taxes	—	—	—	—	0.6	0.6
Foreign currency translation adjustments	—	—	—	—	28.4	28.4
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(9.9)	(9.9)
Net loss	—	—	(200.6)	—	—	(200.6)
Dividends on common stock ($0.16 per share)	—	—	(26.6)	—	—	(26.6)
Impact of recently adopted accounting standards	—	—	(5.1)	—	—	(5.1)
Balance at March 31, 2018 (unaudited)	$23.2	$2,025.8	$1,502.9	$(3,090.9)	$(825.8)	$(364.8)

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, (unaudited)
(In millions)	2019	2018
Net earnings (loss)	$57.5	$(200.6)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	32.7	32.8
Share-based incentive compensation	8.4	6.4
Profit sharing expense	5.5	5.2
Provisions for bad debt	0.8	0.3
Provisions for inventory obsolescence	2.1	—
Deferred taxes, net	1.7	56.9
Net loss (gain) on sale of business	6.8	(8.7)
Other non-cash items	20.0	(11.8)
Changes in operating assets and liabilities:
Trade receivables, net	18.2	3.8
Inventories, net	(54.0)	(50.6)
Accounts payable	5.1	7.3
Income tax receivable/payable	12.9	59.8
Other assets and liabilities	(52.6)	65.5
Net cash provided by (used in) operating activities	$65.1	$(33.7)
Cash flows from investing activities:
Capital expenditures	(49.4)	(43.4)
Proceeds, net from sale of business and property and equipment	0.2	8.1
Business acquired, net of cash acquired	(1.2)	0.9
Impact of sale of Diversey	(3.3)	—
Settlement of foreign currency forward contracts	(3.5)	1.0
Other investing activities	—	(2.6)
Net cash used in investing activities	$(57.2)	$(36.0)
Cash flows from financing activities:
Net proceeds from borrowings	19.0	129.6
Dividends paid on common stock	(25.0)	(27.8)
Impact of tax withholding on share-based compensation	(10.3)	(6.3)
Repurchases of common stock	(17.7)	(311.7)
Net cash used in financing activities	$(34.0)	$(216.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$(9.6)	$18.8
Cash Reconciliation:
Cash and cash equivalents	271.7	594.0
Restricted cash and cash equivalents	—	—
Balance, beginning of period	$271.7	$594.0
Net change during the period	(35.7)	(267.1)
Cash and cash equivalents	236.0	326.9
Balance, end of period	$236.0	$326.9
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$43.0	$37.6
Income tax payments, net of cash refunds	$12.7	$19.3
Payments related to the sale of Diversey	$—	$14.3
Restructuring payments including associated costs	$24.7	$2.8

Non-cash items:
Transfers of shares of common stock from treasury for 2018 and 2017 profit-sharing contributions	$21.9	$20.7
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
We conduct substantially all of our business through two wholly-owned subsidiaries, Cryovac, LLC and Sealed Air Corporation (US). Throughout this report, when we refer to “Sealed Air,” the “Company,” “we,” “our,” or “us,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise
Basis of Presentation
Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our Condensed Consolidated Balance Sheets as of March 31, 2019 and our Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 have been made. The results set forth in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our condensed consolidated financial condition, results of operations or cash flows.
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
We are responsible for the unaudited Condensed Consolidated Financial Statements and notes included in this report. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Form 10-K”) and with the information contained in other publicly-available filings with the SEC.
As part of the Company's Reinvent SEE strategy, we have evaluated and made adjustments to our regional operating model. For the three months ending March 31, 2019, our Geographic regions are: North America, EMEA, South America and APAC. Our North American operations include Canada, the United States, Mexico and Central America. Mexico and Central America were previously included in Latin America. EMEA consists of Europe, Middle East, Africa and Turkey. APAC refers to our collective Asia Pacific region, including Greater China, India, Southeast Asia, Japan, Korea, Australia and New Zealand.
Impact of Inflation and Currency Fluctuation
Argentina
Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in net foreign exchange transaction loss, within Foreign currency exchange loss due to highly inflationary economies on the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2019, the Company recorded a $0.7 million remeasurement loss related to Argentina.
Note 2 Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”) and issued subsequent amendments to the initial guidance thereafter. This ASU requires an entity to recognize a right-of-use asset (ROU) and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification of the underlying lease as either finance or operating. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for us on January 1, 2019.

Entities are required to adopt ASC 842 using a modified retrospective transition method. Full retrospective transition is prohibited. The guidance permits an entity to apply the standard’s transition provisions at either the beginning of the earliest comparative period presented in the financial statements or the beginning of the period of adoption (i.e., on the effective date). We adopted the new standard on its effective date.
The new standard provides several optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.
The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient not to separate lease and non-lease components for all of our leases, which means all consideration that is fixed, or in-substance fixed, relating to the non-lease components will be captured as part of our lease components for balance sheet purposes.
For the three months ended March 31, 2019, we recognized additional operating lease liabilities of $78.4 million with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments for existing operating leases on our Condensed Consolidated Balance Sheets. See Note 4, "Leases," of the Notes to Condensed Consolidated Financial Statements for additional lease disclosures.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2018-16"). ASU 2018-16 adds the overnight index swap rate based on the Secured Overnight Financing Rate to the list of U.S. benchmark interest rates eligible to be hedged within ASC 815. This ASU names the Secured Overnight Financing Rate as the preferred reference rate alternative to the London Interbank Offered Rate (LIBOR). The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted ASU 2018-16 on January 1, 2019. The adoption did not have an impact on the Company's Condensed Consolidated Financial Results.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). As a result of the U.S. Tax Cuts and Jobs Act ("TCJA"), this ASU was issued to provide entities with the option to reclassify stranded tax effects in accumulated other comprehensive income to retained earnings. The Company elected to early adopt ASU 2018-02 as of October 1, 2018 in which the impact was applied to the period of adoption. As part of the adoption, the Company has elected to reclassify the tax effects of the TCJA from accumulated other comprehensive loss ("AOCL") to retained earnings. The adoption of the ASU 2018-02 resulted in a $13.4 million reclassification from AOCL to retained earnings due to the stranded tax effects of the TCJA which was recorded in the period ended December 31, 2018. The primary AOCL balances which were impacted by the TCJA were unrecognized pension items and unrecognized gains (losses) on derivative instruments.

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
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"). ASU 2018-14 eliminates, adds and clarifies certain disclosure requirements related to defined benefit plans and other postretirement plans. The guidance is effective for fiscal years ending after December 15, 2020, with early adoption permitted for reporting periods for which financial statements have yet to be issued or made available for issuance. We do not believe that the adoption of ASU 2018-14 will have an impact on the Company's Condensed Consolidated Financial Statements with the exception of new and expanded disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 amends the fair value measurement disclosure requirements of ASC 820, including new, eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted upon the issuance of this ASU, including interim periods for which financial statements have not yet been issued or made available for issuance. If adopted early, entities are permitted to early adopt the eliminated or modified disclosure requirements and delay the adoption of the new disclosure requirements until their effective date. We do not believe that the adoption of ASU 2018-13 will have an impact on the Company's Condensed Consolidated Financial Statements with the exception of new and expanded disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and issued subsequent amendments to the initial guidance. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal periods. Entities may adopt earlier as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years. We are currently in the process of evaluating this new standard update however we do not anticipate this to have a material impact on the Company's Condensed Consolidated Financial Results.
Note 3 Revenue Recognition, Contracts with Customers

Description of Revenue Generating Activities

We employ sales, marketing and customer service personnel throughout the world who sell and market our products and services to and/or through a large number of distributors, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, food service businesses, supermarket retailers, pharmaceutical companies, healthcare facilities, medical device manufacturers, and other manufacturers.

As discussed in Note 6, "Segments," of the Notes to Condensed Consolidated Financial Statements, our reporting segments include: Food Care and Product Care. Our Food Care applications are largely sold directly to end customers, while most of our Product Care products are sold through business supply distributors.

Food Care:

Food Care largely serves perishable food processors, predominantly in fresh red meat, smoked and processed meats, poultry and dairy (solids and liquids) markets worldwide, and maintains a leading position in its target applications. Food Care provides integrated packaging materials and equipment solutions to provide food safety, shelf life extension, and total cost optimization with innovative, sustainable packaging that enables customers to reduce costs and enhance their brands in the marketplace.

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
Adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent amendments to the initial guidance, collectively, Topic 606. The Company adopted the new revenue recognition standard using the modified retrospective approach with a cumulative effect adjustment to retained earnings as of the adoption date. The adoption of Topic 606 did not have a significant impact on our condensed consolidated financial statements with the exception of new and expanded disclosures. However, reporting periods prior to Topic 606 adoption may not be comparable due to differences between Topic 606 and the previous accounting guidance.
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

Performance Obligations:

The most common goods and services determined to be distinct performance obligations are consumables/materials, equipment sales, and maintenance. Free on loan and leased equipment is typically identified as a separate lease component in scope of Topic 842. The other goods or services promised in the contract with the customer in most cases do not represent performance obligations because they are neither separate nor distinct, or they are not material in the context of the contract.

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

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments of transaction price impact the amount of net sales recognized by us in the period of adjustment. Revenue recognized in the three months ended March 31, 2019 and 2018 from performance obligations satisfied in previous reporting periods was $1.1 million and $2.0 million, respectively.

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

Transfer of Control:

Revenue is recognized upon transfer of control to the customer. Revenue for consumables and equipment sales is recognized based on shipping terms, which is the point in time the customer obtains control of the promised goods. Maintenance revenue is recognized straight-line on the basis that the level of effort is consistent over the term of the contract. Lease components within contracts with customers are recognized in accordance with Topic 842.
Disaggregated Revenue
For the three months ended March 31, 2019 and 2018, revenues from contracts with customers summarized by Segment and Geographic region were as follows:

	Three Months Ended March 31, 2019
(In millions)	Food Care	Product Care	Total
North America	$382.8	$265.8	$648.6
EMEA	141.1	93.8	234.9
South America	50.6	4.1	54.7
APAC	102.2	67.3	169.5
Topic 606 Revenue	676.7	431.0	1,107.7
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	3.3	1.7	5.0
Total	$680.0	$432.7	$1,112.7

	Three Months Ended March 31, 2018
(In millions)	Food Care	Product Care	Total
North America	$378.0	$256.8	$634.8
EMEA	155.6	101.2	256.8
South America	54.1	4.8	58.9
APAC	103.7	69.9	173.6
Topic 606 Revenue	691.4	432.7	1,124.1
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	4.9	2.0	6.9
Total	$696.3	$434.7	$1,131.0
Contract Balances
The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned, with the exception of equipment accruals. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the consumables transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The closing balances of contract liabilities arising from contracts with customers as of March 31, 2019 and December 31, 2018 were as follows:

(In millions)	March 31, 2019	December 31, 2018
Contract assets	$—	$—
Contract liabilities	11.6	10.4

Revenue recognized in the three months ended March 31, 2019 and 2018 that was included in the contract liability balance at the beginning of the period was $0.8 million and $0.7 million, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.

The contract liability balance represents deferred revenue, primarily related to equipment accruals. The increase in 2019 and 2018 to deferred revenue was driven by new contracts recently entered into and volume on existing agreements.
Remaining Performance Obligations
Our enforceable contractual obligations tend to be short term in nature, and the following table does not include the transaction price of any remaining performance obligations that are part of the contracts with expected durations of less than one year. Additionally, the following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of March 31, 2019, as well as the expected timing of recognition of that transaction price.

(In millions)	Short-Term (12 months or less)	Long-Term	Total
Total transaction price	$1.9	$9.7	$11.6
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

Note 4 Leases
Lessor
Sealed Air has contractual obligations as a lessor with respect to free on loan equipment and leased equipment, both sales-type and operating. The consideration in a contract that contains both lease and non-lease components is allocated based on the standalone selling price.
Our contractual obligations for operating leases can include termination and renewal options.  Our contractual obligations for sales-type leases tend to have fixed terms and can include purchase options. We utilize the reasonably certain threshold criteria in determining which options our customers will exercise.
All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our lease receivable balance at March 31, 2019 was:

(in millions)	Short-Term (12 months or less)	Long-Term	Total
Total lease receivable (Sales-type and Operating)	$3.6	$8.7	$12.3
Lessee
Sealed Air has contractual obligations as a lessee with respect to warehouses, offices, and manufacturing facilities, IT equipment, automobiles, and material production equipment.
Under the new leasing standard, ASU 2016-02, leases that are more than one year in duration are capitalized and recorded on the balance sheet. Some of our leases, namely for automobiles and real estate, offer an option to extend the term of such leases. We utilize the reasonably certain threshold criteria in determining which options we will exercise. Furthermore, some of our lease payments are based on index rates with minimum annual increases. These represent fixed payments and are captured in the future minimum lease payments calculation.
In determining the discount rate to use in calculating the present value of lease payments, we estimate the rate of interest we would pay on a collateralized loan with the same payment terms as the lease by utilizing our bond yields traded in the secondary market to determine the estimated cost of funds for the particular tenor. We update our assumptions and discount rates on a quarterly basis.
The new standard also provides practical expedients for an entity’s transition and ongoing accounting. In terms of transition accounting, we elected the ‘package of practical expedients’, which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.
In terms of ongoing accounting, we have elected to use the short-term lease recognition exemption for all asset classes. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets. We have also elected the practical expedient to not separate lease and non-lease components for all asset classes, meaning all consideration that is fixed, or in-substance fixed, will be captured as part of our lease components for balance sheet purposes. Furthermore, all variable payments included in lease agreements will be disclosed as variable lease expense when incurred. Generally, variable lease payments are based on usage and common area maintenance. These payments will be included as variable lease expense when recognized.

The following table details our lease obligations included in our Condensed Consolidated Balance Sheets.

(in millions)	March 31, 2019
Other non-current assets:
Finance leases - ROU assets	$41.2
Finance leases - Accumulated depreciation	(9.5)
Operating leases - ROU assets	85.5
Operating leases - Accumulated depreciation	(9.0)
Total lease assets	$108.2
Current portion of long-term debt:
Finance leases	$(7.0)
Operating leases	(23.2)
Long-term debt, less current portion:
Finance leases	(26.8)
Operating leases	(55.2)
Total lease liabilities	$(112.2)
At March 31, 2019, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(in millions)	Operating leases	Finance leases
Remainder of 2019	$21.2	$6.7
2020	21.4	7.8
2021	15.5	6.1
2022	10.5	4.1
2023	7.2	2.7
Thereafter	16.9	15.1
Total lease payments	92.7	42.5
Less: Interest	(14.3)	(8.7)
Present value of lease liabilities	$78.4	$33.8
The following lease cost is included in our Condensed Consolidated Statements of Operations:

(in millions)	Three Months Ended March 31, 2019
Lease cost
Finance leases
Amortization of ROU assets	$2.1
Interest on lease liabilities	0.5
Operating leases	8.4
Short-term lease cost	0.9
Variable lease cost	1.0
Total lease cost	$12.9

(in millions)	Three Months Ended March 31, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$0.5
Operating cash flows from operating leases	$8.6
Financing cash flows from finance leases	$2.3

ROU assets obtained in exchange for new finance lease liabilities	$5.4
ROU assets obtained in exchange for new operating lease liabilities	$3.8

Weighted average information:
Finance leases
Remaining lease term (in years)	7.8
Discount rate	5.5%
Operating leases
Remaining lease term (in years)	5.1
Discount rate	5.6%
Note 5 Divestitures and Acquisitions
Divestitures
Divestiture of Embalagens Ltda.
On August 1, 2017, we entered into an agreement to sell our polystyrene food tray business in Guarulhos, Brazil for a gross purchase price of R$26.9 million (or $8.2 million as of the closing date of March 19, 2018). The purchase price was subject to working capital, cash and debt adjustments, which were finalized in the fourth quarter of 2018 for R$1.6 million (or $0.4 million). For the three months ended March 31, 2018, the Company recognized a net gain on the sale of $1.0 million, respectively, within other expense, net on the Condensed Consolidated Statements of Operations.
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

	Preliminary Allocation	Measurement Period	Revised Preliminary Allocation
(In millions)	As of August 1, 2018	Adjustments	As of March 31, 2019
Total consideration transferred	$70.8	$3.3	$74.1

Assets:
Cash and cash equivalents	2.9	—	2.9
Trade receivables, net	30.8	—	30.8
Inventories, net	7.1	0.1	7.2
Prepaid expenses and other current assets	0.7	—	0.7
Property and equipment, net	3.5	(0.4)	3.1
Identifiable intangible assets, net	18.6	4.1	22.7
Goodwill	21.6	(2.0)	19.6
Other non-current assets	0.7	(0.4)	0.3
Total assets	$85.9	$1.4	$87.3
Liabilities:
Current portion of long-term debt	—	0.1	0.1
Accounts payable	13.8	(2.2)	11.6
Other current liabilities	1.3	—	1.3
Long-term debt, less current portion	—	0.2	0.2
Total liabilities	$15.1	$(1.9)	$13.2
The following tables summarizes the identifiable intangible assets, net and their useful life.

	Amount	Useful life
	(in millions)	(in years)
Customer relationships	$18.6	11
Trademarks and tradenames	4.1	5
Total intangible assets with definite lives	$22.7
Note 6 Segments
The Company’s segment reporting structure consists of two reportable segments and a Corporate category as follows:

•	Food Care; and

•	Product Care.
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
We allocate and disclose depreciation and amortization expense to our segments, although depreciation and amortization are not included in the segment performance metric Adjusted EBITDA. We also allocate and disclose restructuring charges and impairment of goodwill and other intangible assets by segment, although they are not included in the segment performance metric Adjusted EBITDA since restructuring charges and impairment of goodwill and other intangible assets are categorized as Special Items. The accounting policies of the reportable segments and Corporate are the same as those applied to the Condensed Consolidated Financial Statements. Refer to "Non-U.S. GAAP Information" for additional details on the use and calculation of our non-U.S. GAAP measures presented below.

The following tables show Net Sales and Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
(In millions)	2019	2018
Net Sales:
Food Care	$680.0	$696.3
As a % of Total Company net sales	61.1%	61.6%
Product Care	432.7	434.7
As a % of Total Company net sales	38.9%	38.4%
Total Company Net Sales	$1,112.7	$1,131.0

	Three Months Ended March 31,
(In millions)	2019	2018
Non-U.S. GAAP Adjusted EBITDA from continuing operations
Food Care	$142.9	$134.7
Adjusted EBITDA Margin	21.0%	19.3%
Product Care	75.0	78.4
Adjusted EBITDA Margin	17.3%	18.0%
Corporate	(2.1)	(8.3)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$215.8	$204.8
Adjusted EBITDA Margin	19.4%	18.1%
The following table shows a reconciliation of net earnings (loss) from continuing operations to non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations:

	Three Months Ended March 31,
(In millions)	2019	2018
Net earnings (loss) from continuing operations	$64.3	$(208.0)
Interest expense, net	44.9	42.0
Income tax provision	30.4	321.5
Depreciation and amortization(1)	41.1	40.4
Depreciation and amortization adjustments	(0.9)	(0.2)
Special Items:
Restructuring charges(2)	7.4	8.6
Other restructuring associated costs	16.7	2.2
Foreign currency exchange loss due to highly inflationary economies	0.8	—
Charges related to acquisition and divestiture activity	3.7	10.8
Gain from class-action litigation settlement	—	(12.7)
Other Special Items(3)	7.4	0.2
Pre-tax impact of Special Items	36.0	9.1
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$215.8	$204.8

(1)	Depreciation and amortization by segment were as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Food Care	$26.2	$26.9
Product Care	14.9	13.5
Total Company depreciation and amortization(i)	$41.1	$40.4

(i)	Includes share-based incentive compensation of $8.4 million and $7.6 million for the three months ended March 31, 2019 and 2018, respectively.

(2)	Restructuring charges by segment were as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Food Care	$3.8	$4.6
Product Care	3.6	4.0
Total Company restructuring charges	$7.4	$8.6

(3)	Other Special Items for the three months ended March 31, 2019, primarily included fees related to professional services.
Assets by Reportable Segments
The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventory, net; property and equipment, net; goodwill; intangible assets, net; and leased systems, net.

(In millions)	March 31, 2019	December 31, 2018
Assets allocated to segments:
Food Care	$1,562.2	$1,541.5
Product Care	2,661.5	2,643.5
Total segments	4,223.7	4,185.0
Assets not allocated:
Cash and cash equivalents	$236.0	$271.7
Assets held for sale	0.6	0.6
Income tax receivables	46.7	58.4
Other receivables	82.7	81.3
Deferred taxes	166.4	170.5
Other	398.9	282.7
Total	$5,155.0	$5,050.2

Note 7 Inventories, net
The following table details our inventories, net:

(In millions)	March 31, 2019	December 31, 2018
Raw materials	$90.4	$79.9
Work in process	153.6	142.4
Finished goods	353.4	322.6
Total	$597.4	$544.9

Note 8 Property and Equipment, net
The following table details our property and equipment, net:

(In millions)	March 31, 2019	December 31, 2018
Land and improvements	$41.3	$41.2
Buildings	716.6	728.6
Machinery and equipment	2,317.8	2,325.7
Other property and equipment	122.8	135.6
Construction-in-progress	175.8	155.1
Property and equipment, gross	3,374.3	3,386.2
Accumulated depreciation and amortization	(2,348.2)	(2,350.0)
Property and equipment, net(1)	$1,026.1	$1,036.2

(1)
Upon adoption of ASU 2016-02, $28.3 million of assets that were included in property and equipment, net as of December 31, 2018 were reclassified to other non-current assets on our Condensed Consolidated Balance Sheets as of March 31, 2019. These assets were related to capital leases, primarily for warehouse, office and small manufacturing facilities, IT equipment and automobiles, which are now ROU assets. Refer to Note 4, “Leases,” of the Notes to Condensed Consolidated Financial Statements for additional information on our ROU assets.

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended March 31,
(In millions)	2019	2018
Interest cost capitalized	$1.8	$2.2
Depreciation and amortization expense for property and equipment	$28.3	$28.9

Note 9 Goodwill and Identifiable Intangible Assets, net
Goodwill
The following table shows our goodwill balances by reportable segment. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of March 31, 2019, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

(In millions)	Food Care	Product Care	Total
Gross Carrying Value at December 31, 2018	$568.9	$1,568.9	$2,137.8
Accumulated impairment(1)	(49.2)	(141.0)	(190.2)
Carrying Value at December 31, 2018	$519.7	$1,427.9	$1,947.6
Currency translation	1.9	0.5	2.4
Carrying Value at March 31, 2019	$521.6	$1,428.4	$1,950.0

(1)	There has been no change to our accumulated impairment balance as of March 31, 2019.

Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net. As of March 31, 2019, there were no impairment indicators present.

	March 31, 2019			December 31, 2018
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$72.7	$(23.3)	$49.4	$72.4	$(22.3)	$50.1
Trademarks and tradenames	15.3	(2.0)	13.3	15.1	(1.6)	13.5
Capitalized software	67.8	(52.3)	15.5	62.2	(49.8)	12.4
Technology	37.1	(23.9)	13.2	37.2	(23.5)	13.7
Contracts	13.2	(10.2)	3.0	13.2	(10.1)	3.1
Total intangible assets with definite lives	206.1	(111.7)	94.4	200.1	(107.3)	92.8
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$215.0	$(111.7)	$103.3	$209.0	$(107.3)	$101.7
The following table shows the remaining estimated future amortization expense at March 31, 2019.

Year	Amount (in millions)
Remainder of 2019	$10.5
2020	13.8
2021	10.7
2022	7.8
Thereafter	51.6
Total	$94.4

Note 10 Accounts Receivable Securitization Programs
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
As of March 31, 2019, the maximum purchase limit for receivable interests was $60.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $60.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of March 31, 2019, the amount available under the program was $60.0 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.
The program expires annually in August and is renewable.

European Accounts Receivable Securitization Program
We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks and issuers of commercial paper administered by these banks. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV, and are exposed to the risk of uncollectable receivables held by the SPV. Therefore, the SPV is consolidated in our Condensed Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as short-term borrowings on our Condensed Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
As of March 31, 2019, the maximum purchase limit for receivable interests was €80.0 million ($89.8 million equivalent at March 31, 2019), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of March 31, 2019, the amount available under this program before utilization was €68.2 million ($76.6 million equivalent as of March 31, 2019).
This program expires annually in August and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of March 31, 2019, there were no amounts borrowed under our U.S. program and €66.9 million ($75.0 million equivalent at March 31, 2019) borrowed under our European program. As of December 31, 2018, there were no amounts borrowed under our U.S. program and €73.3 million ($83.9 million equivalent at December 31, 2018) borrowed under our European program. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. The total interest paid for these programs was $0.2 million and immaterial for the three months ended March 31, 2019 and 2018, respectively.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at March 31, 2019.
Note 11 Accounts Receivable Factoring Agreements
The Company has entered into factoring agreements and customers' supply chain financing arrangements, to sell certain receivables to unrelated third-party financial institutions. These programs are entered into in the normal course of business. We account for these transactions in accordance with ASC 860, "Transfers and Servicing" ("ASC 860"). ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from Accounts receivable, net on the Condensed Consolidated Balance Sheets. Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has no continuing involvement in the transferred receivables. In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold.
Gross amounts factored under this program for the three months ended March 31, 2019 and the twelve months ended December 31, 2018 were $72.9 million and $249.8 million, respectively. The fees associated with transfer of receivables for all programs were approximately $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

Note 12 Restructuring Activities
For the three months ended March 31, 2019, the Company incurred $7.4 million of restructuring charges and $16.7 million of other related costs. These were primarily a result of restructuring costs associated with the Company’s Reinvent SEE strategy.

Our Restructuring Program consists of previously existing restructuring programs and the new three-year restructuring program which is part of our Reinvent SEE strategy. The Company expects restructuring activities to be completed by the end of 2021.
The Board of Directors has approved restructuring spend as follows:

(in millions)	Total Restructuring Program Range		Less Cumulative Spend to Date	Remaining Restructuring Spend(2)
	Low	High		Low	High
Costs of reduction in headcount as a result of reorganization	$385	$405	$(292)	$93	$113
Other expenses associated with the Program	205	225	(154)	51	71
Total expense	$590	$630	$(446)	$144	$184
Capital expenditures	250	255	(237)	13	18
Total estimated cash cost(1)	$840	$885	$(683)	$157	$202

(1)	Total estimated cash cost excludes the impact of proceeds and foreign currency impact.

(2)	Remaining restructuring spend primarily consists of restructuring costs associated with the Company’s Reinvent SEE strategy, and the completion of our efforts to eliminate stranded costs.
The following table details our restructuring activities reflected in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In millions)	2019	2018
Other associated costs	$16.7	$2.2
Restructuring charges	7.4	8.6
Total charges	$24.1	$10.8
Capital expenditures	$0.5	$0.2
The restructuring accrual, spending and other activity for the three months ended March 31, 2019 and the accrual balance remaining at March 31, 2019 related to these programs were as follows:

(In millions)
Restructuring accrual at December 31, 2018	$37.5
Accrual and accrual adjustments	7.4
Cash payments during 2019	(7.3)
Effect of changes in foreign currency exchange rates	—
Restructuring accrual at March 31, 2019	$37.6

We expect to pay $36.1 million of the accrual balance remaining at March 31, 2019 within the next twelve months. This amount is included in accrued restructuring costs on the Condensed Consolidated Balance Sheets at March 31, 2019. The remaining accrual of $1.5 million is expected to be paid by the end of 2020. This amount is included in other non-current liabilities on our Condensed Consolidated Balance Sheets at March 31, 2019.
Note 13 Debt and Credit Facilities
Our total debt outstanding consisted of the amounts set forth in the following table:

(In millions)	March 31, 2019	December 31, 2018
Short-term borrowings(1)	$251.7	$232.8
Current portion of long-term debt(2)	31.2	4.9
Total current debt	282.9	237.7
Term Loan A due July 2023	223.3	222.2
6.50% Senior Notes due December 2020	424.1	424.0
4.875% Senior Notes due December 2022	421.3	421.1
5.25% Senior Notes due April 2023	421.4	421.2
4.50% Senior Notes due September 2023	446.1	454.9
5.125% Senior Notes due December 2024	421.5	421.3
5.50% Senior Notes due September 2025	397.2	397.1
6.875% Senior Notes due July 2033	445.6	445.5
Other(2)	84.1	29.2
Total long-term debt, less current portion(3)	3,284.6	3,236.5
Total debt(4)	$3,567.5	$3,474.2

(1)
Short-term borrowings of $251.7 million at March 31, 2019 are comprised of $165.0 million under our revolving credit facility, $75.0 million under our European securitization program and $11.7 million of short-term borrowings from various lines of credit. Short-term borrowings of $232.8 million at December 31, 2018 were comprised $140.0 million under our revolving credit facility, $83.9 million under our European securitization program and $8.9 million of short-term borrowings from various lines of credit.

(2)
Due to the adoption of ASU 2016-02, the March 31, 2019 Current portion of long-term debt and Other balances include $30.2 million and $82.0 million, respectively for the liability associated with our finance and operating leases. See Note 4, "Leases," of the Notes to Condensed Consolidated Financial Statements for additional information.

(3)	Amounts are net of unamortized discounts and issuance costs of $23.3 million as March 31, 2019 and $24.3 million as of December 31, 2018.

(4)
As of March 31, 2019, our weighted average interest rate on our short-term borrowings outstanding was 2.9% and on our long-term debt outstanding was 5.4%. As of December 31, 2018, our weighted average interest rate on our short-term borrowings outstanding was 2.8% and on our long-term debt outstanding was 5.4%.

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
As a result of the Third Amended and Restated Credit Agreement, we recognized $1.9 million of loss on debt redemption in our Condensed Consolidated Statements of Operations in the third quarter of 2018. This amount includes $1.5 million of accelerated amortization of original issuance discount related to the term loan A and lender and non-lender fees related to the entire credit facility. Also included in the loss on debt redemption was $0.4 million of non-lender fees incurred in connection with the Third Amended and Restated Credit Agreement. In addition, we incurred $0.7 million of lender and third-party fees that are included in the carrying amounts of the outstanding debt under the credit facility. We also capitalized $4.9 million of fees that are included in other assets on our Condensed Consolidated Balance Sheets. The amortization expense related to original issuance discount and lender and non-lender fees is calculated using the effective interest rate method over the lives of the respective debt instruments.
Amortization expense related to the senior secured credit facility was $0.4 million for the three March 31, 2019, and is included in interest expense in our Condensed Consolidated Statements of Operations.
Short-term Borrowings
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the revolving credit facility discussed above, and the amounts available under our accounts receivable securitization programs.

(In millions)	March 31, 2019	December 31, 2018
Used lines of credit(1)	$251.7	$232.8
Unused lines of credit	1,101.4	1,135.3
Total available lines of credit(2)	$1,353.1	$1,368.1

(1)	Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.

(2)	Of the total available lines of credit, $1,136.6 million was committed as of March 31, 2019.
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Third Amended and Restated Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Third Amended and Restated Credit Agreement). We were in compliance with the above financial covenants and limitations at March 31, 2019.
Note 14 Derivatives and Hedging Activities
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

Net unrealized after-tax losses/gains related to cash flow hedging activities that were included in AOCL were a $1.2 million loss and a $1.1 million gain for the three months ended March 31, 2019 and 2018, respectively. The unrealized amounts in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $0.3 million of net unrealized gains related to cash flow hedging activities included in AOCL will be reclassified into earnings within the next twelve months.
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
Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At March 31, 2019 and December 31, 2018, we had no outstanding interest rate swaps.
Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the translated value of the debt was $1.1 million ($0.8 million net of tax) as of March 31, 2019 and is reflected in AOCL on our Condensed Consolidated Balance Sheets.
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
Fair Value of Derivative Instruments
See Note 15, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow Hedge		Non-Designated as Hedging Instruments		Total
(In millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Derivative Assets
Foreign currency forward contracts	$0.9	$1.8	$2.4	$1.7	$3.3	$3.5
Total Derivative Assets	$0.9	$1.8	$2.4	$1.7	$3.3	$3.5

Derivative Liabilities
Foreign currency forward contracts	$(0.6)	$(0.2)	$(2.6)	$(2.7)	$(3.2)	$(2.9)
Total Derivative Liabilities(1)	$(0.6)	$(0.2)	$(2.6)	$(2.7)	$(3.2)	$(2.9)
Net Derivatives(2)	$0.3	$1.6	$(0.2)	$(1.0)	$0.1	$0.6

(1)	Excludes €400.0 million of euro-denominated debt ($446.1 million equivalent at March 31, 2019 and $454.9 million equivalent at December 31, 2018), designated as a net investment hedge.

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities
(In millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Gross position	$3.3	$3.5	$(3.2)	$(2.9)
Impact of master netting agreements	(1.3)	(1.4)	1.3	1.4
Net amounts recognized on the Condensed Consolidated Balance Sheets	$2.0	$2.1	$(1.9)	$(1.5)

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized on	Three Months Ended March 31,
(In millions)	Condensed Consolidated Statements of Operations	2019	2018
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$0.6	$(0.6)
Sub-total cash flow hedges		0.6	(0.6)
Fair Value Hedges:
Interest rate swaps	Interest expense, net	0.1	0.1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other expense, net	(2.7)	(1.2)
Total		$(2.0)	$(1.7)

Note 15 Fair Value Measurements and Other Financial Instruments
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

The following table details the fair value hierarchy of our financial instruments:

	March 31, 2019
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$82.4	$82.4	$—	$—
Derivative financial and hedging instruments net asset:
Foreign currency forward contracts and options	$0.1	$—	$0.1	$—

	December 31, 2018
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$38.6	$38.6	$—	$—
Derivative financial and hedging instruments net asset:
Foreign currency forward contracts	$0.6	$—	$0.6	$—
Cash Equivalents
Our cash equivalents at March 31, 2019 and December 31, 2018 consisted of bank time deposits (Level 1). Since these are short-term highly liquid investments with remaining maturities of 3 months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.
Derivative Financial Instruments
Our foreign currency forward contracts, foreign currency options, interest rate swaps and cross-currency swaps are recorded at fair value on our Condensed Consolidated Balance Sheets using a discounted cash flow analysis that incorporates observable market inputs. These market inputs include foreign currency spot and forward rates, and various interest rate curves, and are obtained from pricing data quoted by various banks, third-party sources and foreign currency dealers involving identical or comparable instruments (Level 2).
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
Other liabilities that are recorded at carrying value on our Condensed Consolidated Balance Sheets include our credit facilities and senior notes. We utilize a market approach to calculate the fair value of our senior notes. Due to their limited investor base and the face value of some of our senior notes, they may not be actively traded on the date we calculate their fair value. Therefore, we may utilize prices and other relevant information generated by market transactions involving similar securities, reflecting U.S. Treasury yields to calculate the yield to maturity and the price on some of our senior notes. These inputs are provided by an independent third party and are considered to be Level 2 inputs.

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
The table below shows the carrying amounts and estimated fair values of our debt, excluding our lease liabilities.

	March 31, 2019		December 31, 2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A Facility due July 2023(1)(2)	$223.3	$223.3	$222.2	$222.2
6.50% Senior Notes due December 2020	424.1	444.0	424.0	440.1
4.875% Senior Notes due December 2022	421.3	437.3	421.1	421.2
5.25% Senior Notes due April 2023	421.4	441.3	421.2	424.5
4.50% Senior Notes due September 2023(1)	446.1	499.1	454.9	489.9
5.125% Senior Notes due December 2024	421.5	438.7	421.3	419.8
5.50% Senior Notes due September 2025	397.2	421.4	397.1	394.8
6.875% Senior Notes due July 2033	445.6	487.7	445.5	453.4
Other foreign borrowings(1)	90.2	90.3	98.5	99.2
Other domestic borrowings	165.0	165.0	168.4	170.0
Total debt(3)	$3,455.7	$3,648.1	$3,474.2	$3,535.1

(1)	Includes borrowings denominated in currencies other than U.S. dollars.

(2)	On July 12, 2018, the Company entered into a third amended and restated credit agreement, which included the refinancing of the term loan A facilities and revolving credit facilities.

(3)	At March 31, 2019, the carrying amount and estimated fair value of debt exclude lease liabilities.
Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets and asset retirement obligations.
Note 16 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
The following table shows the components of our net periodic benefit cost (income) for our defined benefit pension plans for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost (income):
Service cost	$—	$1.0	$1.0	$—	$1.0	$1.0
Interest cost	1.7	3.7	5.4	1.6	3.9	5.5
Expected return on plan assets	(1.8)	(6.1)	(7.9)	(2.2)	(7.4)	(9.6)
Amortization of net actuarial loss	0.3	0.9	1.2	0.3	0.6	0.9
Net periodic cost (income)	$0.2	$(0.5)	$(0.3)	$(0.3)	$(1.9)	$(2.2)
Cost of settlement	—	0.2	0.2	—	—	—
Total benefit cost (income)	$0.2	$(0.3)	$(0.1)	$(0.3)	$(1.9)	$(2.2)

The following table shows the components of our net periodic benefit cost (income) for our other post-retirement employee benefit plans for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In millions)	2019	2018
Components of net periodic benefit cost (income):
Interest cost	$0.4	$0.3
Amortization of net prior service credit	(0.1)	(0.1)
Net periodic benefit cost	$0.3	$0.2

Note 17 Income Taxes
Effective Income Tax Rate and Income Tax Provision
On December 22, 2017, the TCJA was enacted into law. TCJA significantly changes existing U.S. tax law and includes numerous provisions that affect our business such as imposing a one-time transition tax on deemed repatriation of deferred foreign income ("Transition Tax"), reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. The TCJA includes a provision to tax global intangible low-taxed income (“GILTI”), thereby requiring us to include in our U.S income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The GILTI provision is complex and subject to continuing regulatory interpretation by the U.S. Internal Revenue Service (“IRS”). We are required to make an accounting policy election to either (1) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factor such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). We have elected to recognize the GILTI as a period expense in the period the tax is incurred. Under this policy, we have not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period.

For interim tax reporting, we estimate one annual effective tax rate for tax jurisdictions not subject to a valuation allowance and apply that rate to the year-to-date ordinary income/(loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.
Our effective income tax rate was 32.1% for the three months ended March 31, 2019. In comparison to the U.S. statutory rate of 21.0%, the Company's effective income tax rate is negatively impacted by foreign earnings taxed at a higher rate, the effect of GILTI and other foreign income inclusions in the U.S. tax base, state income taxes and non-deductible expenses, and is positively impacted by the benefits of the research and development credit.
Our effective income tax rate was 283.3% for the three months ended March 31, 2018. In comparison to the U.S. statutory rate of 21.0%, the Company's effective income tax rate was negatively impacted by the Transition Tax and GILTI provisions associated with the TCJA, non-deductible expenses and state income taxes.
There was a negligible change in our valuation allowances for the three months ended March 31, 2019.
We reported a net increase in unrecognized tax benefits in the three months ended March 31, 2019 of $2.0 million primarily related to interest accrual on existing positions. Interest and penalties on tax assessments are included in income tax expense.
Note 18 Commitments and Contingencies
Cryovac Transaction Commitments and Contingencies
Refer to Part II, Item 8, Note 18, “Commitments and Contingencies,” to our audited Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for a description of the Settlement agreement (as defined therein).
Novipax Complaint

On March 31, 2017, a complaint was filed in the Superior Court of the State of Delaware against Sealed Air Corporation, Cryovac Inc., Sealed Air Corporation (US) and Sealed Air (Canada) Co./Cie. (individually and collectively the “Company”) styled Novipax Holdings LLC and Novipax LLC v. Sealed Air Corporation, Cryovac Inc., Sealed Air Corporation (US) and Sealed Air (Canada) Co. / Cie. (the “Complaint”). The Complaint alleges claims for fraud, breach of contract, and unjust enrichment relating to the plaintiff’s acquisition of the Company’s North America foam trays and absorbent pads business in 2015 for $75.6 million. The relief sought includes unspecified monetary damages, exemplary damages, rescission or recessionary damages, reasonable attorneys’ fees and pre-judgment and post-judgment interest. Depositions commenced in January 2019. The case presently is calendared for trial to commence on June 17, 2019.
The Company has been defending against the action vigorously and intends to continue to do so. Given the inherent uncertainties of litigation, the Company is unable to predict the outcome of this case and cannot reasonably estimate a potential range of loss at this time. However, if the ultimate outcome is adverse to the Company, it could have a material effect on the Company’s financial results.
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
As of March 31, 2019, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.

Note 19 Stockholders’ Deficit
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
During the three months ended March 31, 2019, we repurchased 406,586 shares for approximately $17.7 million with an average share price of $43.41. These repurchases were made under open market transactions, including through plans complying with Rule 10b5-1 under the of the Securities Exchange Act of 1934, as amended and pursuant to the share repurchase program previously authorized by our Board of Directors.
During the three months ended March 31, 2018, we repurchased 8,794,954 shares, for approximately $404.7 million. These repurchases were made under privately negotiated, accelerated share repurchase activities or open market transactions including through plans complying with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended and pursuant to the share repurchase program previously authorized by our Board of Directors.
During the three months ended March 31, 2018, share purchases under open market transactions were 7,575,318 shares for approximately $324.7 million with an average share price of $42.86.
Dividends
On February 14, 2019, our Board of Directors declared a quarterly cash dividend of $0.16 per common share, or $24.9 million, which was paid on March 22, 2019, to stockholders of record at the close of business on March 8, 2019.
The dividends paid in the three months ended March 31, 2019 were recorded as a reduction to cash and cash equivalents and retained earnings on our Condensed Consolidated Balance Sheets. Our credit facility and our notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Statements of Operations. There is no guarantee that our Board of Directors will declare any further dividends.
Share-based Compensation
In 2014, the Board of Directors adopted, and its stockholders approved the Omnibus Incentive Plan (“Omnibus Incentive Plan”). Under the Omnibus Incentive Plan, the maximum number of shares of Common Stock authorized was 4,250,000, plus total shares available to be issued as of May 22, 2014 under the 2002 Directors Stock Plan and the 2005 Contingent Stock Plan (collectively, the “Predecessor Plans”). The Omnibus Incentive Plan replaced the Predecessor Plans and no further awards were granted under the Predecessor Plans. The Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share units known as PSU awards, other stock awards and cash awards to officers, non-employee directors, key employees, consultants and advisors.
In 2018, the Board of Directors adopted, and its shareholders approved an amendment and restatement to the 2014 Omnibus Incentive Plan. The amended plan adds 2,199,114 shares of common stock to the share pool previously available under the Omnibus Incentive Plan.
We record share-based incentive compensation expense in selling, general and administrative expenses and cost of sales on our Condensed Consolidated Statements of Operations for both equity-classified and liability-classified awards. We record corresponding credit to additional paid-in capital within stockholders’ equity for equity-classified awards, and to either current or non-current liability for liability-classified awards based on the fair value of the share-based incentive compensation awards at the date of grant. Total expense for the liability-classified awards continues to be remeasured to fair value at the end of each reporting period. We recognize an expense or credit reflecting the straight-line recognition, net of estimated forfeitures, of the expected cost of the program. The number of Performance Share Unit ("PSU") earned may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met.
The table below shows our total share-based incentive compensation expense:

	Three Months Ended March 31,
(In millions)	2019	2018
Total share-based incentive compensation expense(1)	$8.4	$7.6

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
2019 Three-year PSU Awards
In February 2019, the O&C Committee approved awards with a three-year performance period beginning January 1, 2019 to December 31, 2021 for certain executives. The O&C Committee established performance goals, which are (i) total shareholder return (TSR) weighted at 34%, (ii) 2021 consolidated adjusted EBITDA margin weighted at 33%, and (iii) Return on Invested Capital weighted at 33%. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares.
The number of PSUs granted and the grant date fair value of the PSUs are shown in the following table:

	TSR	ROIC	Adjusted EBITDA
Number of units granted	49,819	66,807	66,807
Fair value on grant date(1)	$58.25	$42.16	$42.16

(1)	Represents weighted average fair value for PSU awards approved on February 13, 2019 and February 14, 2019.
The assumptions used to calculate the grant date fair value of the PSUs based on TSR are shown in the following table:

TSR portion of the 2019 PSU Award
Expected price volatility(1)	22.8%
Risk-free interest rate(1)	2.5%

(1)	Represents average of assumptions for PSU awards approved on February 13, 2019 and February 14, 2019.
2016 Three-year PSU Awards
In February 2019, the O&C Committee reviewed the performance results for the 2016-2018 PSUs. Performance goals for these PSUs were based on Adjusted EBITDA margins and relative TSR. Based on overall performance for 2016-2018 PSUs, these awards paid out at 0% of target or zero units.

Note 20 Accumulated Other Comprehensive Loss
The following table provides details of comprehensive income (loss) for the three months ended March 31, 2019 and 2018:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Losses on Derivative Instruments for net investment hedge	Unrecognized (Losses) Gains on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2017	$(103.4)	$(694.4)	$(46.8)	$(0.3)	$(844.9)
Other comprehensive income (loss) before reclassifications	—	28.4	(10.7)	0.3	18.0
Less: amounts reclassified from accumulated other comprehensive loss	0.6	—	—	0.5	1.1
Net current period other comprehensive income (loss)	0.6	28.4	(10.7)	0.8	19.1
Balance at March 31, 2018(2)	$(102.8)	$(666.0)	$(57.5)	$0.5	$(825.8)

Balance at December 31, 2018(1)	$(136.4)	$(744.8)	$(41.9)	$2.7	$(920.4)
Other comprehensive income (loss) before reclassifications	—	15.5	6.8	(0.9)	21.4
Less: amounts reclassified from accumulated other comprehensive loss	0.8	—	—	(0.4)	0.4
Net current period other comprehensive income (loss)	0.8	15.5	6.8	(1.3)	21.8
Balance at March 31, 2019(2)	$(135.6)	$(729.3)	$(35.1)	$1.4	$(898.6)

(1)
In the fourth quarter of 2018, the Company Adopted ASU 2018-02. As part of the adoption, the Company elected to reclassify $13.4 million of stranded tax effects of the TCJA from AOCL to retained earnings. The impact of the ASU adoption has been allocated to unrecognized pension items, unrecognized gains (losses) on derivative instruments for net investment hedges and cash flow hedges.

(2)
The ending balance in AOCL includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $6.4 million and $(16.5) million as of March 31, 2019 and 2018, respectively.

The following table provides detail of amounts reclassified from AOCL:

	Three Months Ended March 31,
(In millions)	2019(1)	2018(1)	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefits:
Prior service credit	$0.1	$0.1
Actuarial losses	(1.2)	(0.9)
Total pre-tax amount	(1.1)	(0.8)	Other expense, net
Tax benefit	0.3	0.2
Net of tax	(0.8)	(0.6)
Net gains (losses) on cash flow hedging derivatives:
Foreign currency forward contracts(2)	0.6	(0.6)	Other expense, net
Total pre-tax amount	0.6	(0.6)
Tax (expense) benefit	(0.2)	0.1
Net of tax	0.4	(0.5)
Total reclassifications for the period	$(0.4)	$(1.1)

(1)	Amounts in parenthesis indicate changes to earnings (loss).

(2)
These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 14, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements for additional details.

Note 21 Other Expense, net
The following table provides details of other expense, net:

	Three Months Ended March 31,
(In millions)	2019	2018
Net foreign exchange transaction loss	$(1.1)	$(11.7)
Bank fee expense	(1.2)	(1.0)
Pension income other than service costs	0.4	2.5
Other, net	1.2	(1.8)
Other expense, net	$(0.7)	$(12.0)

Note 22 Net Earnings (Loss) Per Common Share
The following table shows the calculation of basic and diluted net earnings (loss) per common share under the two-class method:

	Three Months Ended March 31,
(In millions, except per share amounts)	2019	2018
Basic Net Earnings (Loss) Per Common Share:
Numerator:
Net earnings (loss)	$57.5	$(200.6)
Distributed and allocated undistributed net earnings to unvested restricted stockholders	(0.1)	(0.2)
Distributed and allocated undistributed net earnings (loss)	57.4	(200.8)
Distributed net earnings - dividends paid to common stockholders	(24.8)	(26.3)
Allocation of undistributed net earnings (loss) to common stockholders	$32.6	$(227.1)
Denominator:
Weighted average number of common shares outstanding - basic	154.8	165.3
Basic net earnings per common share:
Distributed net earnings	$0.16	$0.16
Allocated undistributed net earnings (loss) to common stockholders	0.21	(1.37)
Basic net earnings (loss) per common share	$0.37	$(1.21)
Diluted Net Earnings (Loss) Per Common Share:
Numerator:
Distributed and allocated undistributed net earnings (loss)	$57.4	$(200.8)
Add: Allocated undistributed net earnings to unvested restricted stockholders	0.1	—
Less: Undistributed net earnings reallocated to unvested restricted stockholders	(0.1)	—
Net earnings (loss) available to common stockholders - diluted	$57.4	$(200.8)
Denominator:
Weighted average number of common shares outstanding - basic	154.8	165.3
Effect of contingently issuable shares	0.2	—
Effect of unvested restricted stock units	0.2	—
Weighted average number of common shares outstanding - diluted under two-class	155.2	165.3
Effect of unvested restricted stock - participating security	0.2	—
Weighted average number of common shares outstanding - diluted under treasury stock	155.4	165.3
Diluted net earnings (loss) per common share	$0.37	$(1.21)

Note 23 Subsequent Events
Automated Packaging Systems Acquisition
On May 1, 2019, the Company announced it has signed a definitive agreement to acquire Automated Packaging Systems, Inc. (APS), a leading manufacturer of high-reliability, automated bagging systems, for $510 million in cash, subject to customary adjustments. The transaction is expected to close early in the third quarter of 2019, subject to applicable regulatory reviews and customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our Condensed Consolidated Financial Statements and related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2018 Form 10-K and our Consolidated Financial Statements and related notes set forth in Item 8 of Part II of our 2018 Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Statements,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.
Highlights of Financial Performance
Below are the highlights of our financial performance for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		%
(In millions, except per share amounts)	2019	2018	Change
Net sales	$1,112.7	$1,131.0	(1.6)%
Gross profit	$365.2	$374.0	(2.4)%
As a % of net sales	32.8%	33.1%
Operating profit	$141.1	$167.5	(15.8)%
As a % of net sales	12.7%	14.8%
Net earnings (loss) from continuing operations	$64.3	$(208.0)	#
(Loss) gain on sale of discontinued operations, net of tax	(6.8)	7.4	#
Net earnings (loss)	$57.5	$(200.6)	#
Basic:
Continuing operations	$0.41	$(1.25)	#
Discontinued operations	(0.04)	0.04	#
Net earnings (loss) per common share - basic	$0.37	$(1.21)	#
Diluted:
Continuing operations	$0.41	$(1.25)	#
Discontinued operations	(0.04)	0.04	#
Net earnings (loss) per common share - diluted	$0.37	$(1.21)	#
Weighted average numbers of common shares outstanding:
Basic	154.8	165.3
Diluted	155.4	165.3
Non-U.S. GAAP Adjusted EBITDA from continuing operations(1)	$215.8	$204.8	5.4%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$0.59	$0.51	15.7%

#	Denotes a variance that is not meaningful.

(1)
See Note 6, “Segments,” of the Notes to Condensed Consolidated Financial Statements for a reconciliation of net earnings (loss) from continuing operations to non-U.S. GAAP Adjusted EBITDA from continuing operations.

(2)	See “Diluted Net Earnings (Loss) per Common Share” for a reconciliation of our EPS from continuing operations to our non-U.S. GAAP adjusted EPS from continuing operations.

Diluted Net Earnings (Loss) per Common Share
The following table presents a reconciliation of our EPS from continuing operations to non-U.S. GAAP adjusted EPS from continuing operations.

	Three Months Ended March 31,
	2019		2018
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings (Loss)	Diluted EPS
U.S. GAAP net earnings (loss) and diluted EPS from continuing operations(1)	$64.3	$0.41	$(208.0)	$(1.25)
Special Items(2)	27.9	0.18	293.4	1.76
Non-U.S. GAAP adjusted net earnings and adjusted diluted EPS from continuing operations	$92.2	$0.59	$85.4	$0.51
Weighted average number of common shares outstanding - Diluted		155.4		165.3

(1)	Net earnings per common share are calculated under the two-class method.

(2)	Special Items include the following:

	Three Months Ended March 31,
(In millions, except per share data)	2019	2018
Special Items:
Restructuring charges	$7.4	$8.6
Other restructuring associated costs	16.7	2.2
Foreign currency exchange loss due to highly inflationary economies	0.8	—
Charges related to acquisition and divestiture activity	3.7	10.8
Gain from class-action litigation settlement	—	(12.7)
Other Special Items(i)	7.4	0.2
Pre-tax impact of Special Items	36.0	9.1
Tax impact of Special Items and Tax Special Items(ii)	(8.1)	284.3
Net impact of Special Items	$27.9	$293.4
Weighted average number of common shares outstanding - Diluted	155.4	165.3
Loss per share impact from Special Items	$(0.18)	$(1.76)

(i)	Other Special Items for the three months ended March 31, 2019, primarily included fees related to professional services.

(ii)	Refer to note 1 to the table below for a description of Special Items related to tax for the three months ended March 31, 2018.

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
U.S. GAAP Earnings before income tax provision from continuing operations	$94.7	$113.5
Pre-tax impact of Special Items	36.0	9.1
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$130.7	$122.6

U.S. GAAP Income tax provision from continuing operations	$30.4	$321.5
Tax Special Items(1)	(0.8)	(287.2)
Tax impact of Special Items	8.9	2.9
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$38.5	$37.2

U.S. GAAP Effective income tax rate	32.1%	283.3%
Non-U.S. GAAP Adjusted income tax rate	29.5%	30.3%

(1)
For the three months ended March 31, 2018, the Tax Special Items included $290 million of provisional tax expense for one-time tax on unrepatriated foreign earnings pursuant to the TCJA. Refer to Note 17, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements for additional information.

Foreign Currency Translation Impact on Condensed Consolidated Financial Results
Since we are a U.S.-domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. Historically, the most significant currencies that have impacted the translation of our Condensed Consolidated Financial Results are the euro, the Chinese Renminbi, the Australian dollar, the Brazilian real, British pound, the Canadian dollar and Mexican peso.
The following table presents the approximate favorable or (unfavorable) impact foreign currency translation had on our Condensed Consolidated Financial Results from continuing operations:

(In millions)	Three Months Ended March 31, 2019
Net sales	$(52.8)
Cost of sales	37.1
Selling, general and administrative expenses	6.5
Net earnings	(6.9)
Adjusted EBITDA	(10.1)
Net Sales by Geographic Region
As part of the Company's Reinvent SEE strategy, we have evaluated and made adjustments to our regional operating model. As of the three months ending March 31, 2019, our Geographic regions are: North America, EMEA, South America and APAC. Our North American operations include Canada, the United States, Mexico and Central America. Mexico and Central America were previously included in Latin America.
The following table presents the components of the change in net sales by geographic region for the three months ended March 31, 2019 compared with the same period in 2018. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar” and the change in net sales excluding acquisitions and divestitures and the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as "organic." We believe using constant dollar and organic measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates and eliminates large fluctuations due to acquisitions or divestitures.

	Three Months Ended March 31,
(In millions)	North America		EMEA		South America		APAC		Total
2018 Net Sales	$639.0	56.5%	$257.9	22.8%	$59.0	5.2%	$175.1	15.5%	$1,131.0
Price	8.7	1.4%	1.5	0.6%	14.8	25.1%	0.1	0.1%	25.1	2.2%
Volume(1)	(13.8)	(2.2)%	(3.0)	(1.2)%	(0.1)	(0.1)%	0.6	0.3%	(16.3)	(1.4)%
Total organic change (non-U.S. GAAP)	(5.1)	(0.8)%	(1.5)	(0.6)%	14.7	25.0%	0.7	0.4%	8.8	0.8%
Acquisitions	21.3	3.3%	—	—%	—	—%	4.4	2.5%	25.7	2.3%
Total constant dollar change (non-U.S. GAAP)	16.2	2.5%	(1.5)	(0.6)%	14.7	25.0%	5.1	2.9%	34.5	3.1%
Foreign currency translation	(3.0)	(0.5)%	(20.6)	(8.0)%	(18.9)	(32.0)%	(10.3)	(5.9)%	(52.8)	(4.7)%
Total change (U.S. GAAP)	13.2	2.0%	(22.1)	(8.6)%	(4.2)	(7.0)%	(5.2)	(3.0)%	(18.3)	(1.6)%

2019 Net Sales	$652.2	58.6%	$235.8	21.2%	$54.8	4.9%	$169.9	15.3%	$1,112.7

(1)	Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.

Net Sales by Segment
The following table presents the components of change in net sales by reportable segment for the three months ended March 31, 2019 compared with the same period in 2018. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar” and the change in net sales excluding the impact of foreign currency translation and acquisitions and divestitures, a non-U.S. GAAP measure, which we define as "organic." We believe using constant dollar and organic measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates and eliminations large fluctuations due to acquisitions or divestitures.

	Three Months Ended March 31,
(In millions)	Food Care		Product Care		Total Company
2018 Net Sales	$696.3	61.6%	$434.7	38.4%	$1,131.0
Price	21.0	3.0%	4.1	0.9%	25.1	2.2%
Volume(1)	2.8	0.4%	(19.1)	(4.4)%	(16.3)	(1.4)%
Total organic change (non-U.S. GAAP)	23.8	3.4%	(15.0)	(3.5)%	8.8	0.8%
Acquisitions	—	—%	25.7	5.9%	25.7	2.3%
Total constant dollar change (non-U.S.GAAP)	23.8	3.4%	10.7	2.4%	34.5	3.1%
Foreign currency translation	(40.1)	(5.7)%	(12.7)	(2.9)%	(52.8)	(4.7)%
Total change (U.S. GAAP)	(16.3)	(2.3)%	(2.0)	(0.5)%	(18.3)	(1.6)%

2019 Net Sales	$680.0	61.1%	$432.7	38.9%	$1,112.7

(1)	Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
The following net sales discussion is on a reported and constant dollar basis.
Food Care
Three Months Ended March 31, 2019 Compared with the Same Period in 2018
As reported, net sales decreased $16 million, or 2% in 2019 compared with 2018. On a constant dollar basis, net sales increased $24 million, or 3% in 2019 compared with 2018 primarily due to the following:

•	favorable price impact of $21 million, primarily in North and South America; and

•	higher volumes of $3 million, driven by APAC and North America, partially offset in EMEA.
Product Care
Three Months Ended March 31, 2019 Compared with the Same Period in 2018
As reported, net sales decreased $2 million, or less than 1%, in 2019 as compared to 2018. On a constant dollar basis, net sales increased $11 million, or 2%, in 2019 compared with 2018 primarily due to the following:

•	$26 million related to an increase in sales due to recent acquisition activity; and

•	favorable price impact of $4 million, primarily in North America.
These were partially offset by:

•	lower volume of $19 million, primarily in North America and APAC.
Cost of Sales
Cost of sales for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,		%
(In millions)	2019	2018	Change
Net sales	$1,112.7	$1,131.0	(1.6)%
Cost of sales	747.5	757.0	(1.3)%
As a % of net sales	67.2%	66.9%
Three Months Ended March 31, 2019 Compared with the Same Period in 2018
As reported, cost of sales decreased by $10 million, or 1%, in 2019 compared to 2018. Cost of sales was impacted by favorable foreign currency translation of $37 million. As a percentage of net sales, cost of sales increased by 30 basis points, from 66.9% for the three months ended March 31, 2018 to 67.2% for the three months ended March 31, 2019, primarily due to the impact of acquisitions and operational investments.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2019 and 2018 are included in the table below.

	Three Months Ended March 31,		%
(In millions)	2019	2018	Change
Selling, general and administrative expenses	$212.1	$194.0	9.3%
As a % of net sales	19.1%	17.2%
Three Months Ended March 31, 2019 Compared with the Same Period in 2018
As reported, SG&A expenses increased by $18 million, or 9%, in 2019 compared to 2018. SG&A expenses were impacted by favorable foreign currency translation of $7 million. On a constant dollar basis, SG&A expenses increased $25 million, or 13%. The increase is primarily driven by the pre-tax impact of Special Items, including other restructuring associated costs and the impact of acquisitions.
Amortization Expense of Intangible Assets Acquired
Amortization expense of intangible assets acquired for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,		%
(In millions)	2019	2018	Change
Amortization expense of intangible assets acquired	$4.6	$3.9	17.9%
As a % of net sales	0.4%	0.3%

The increase in amortization expense of intangibles for the three months ended March 31, 2019 was primarily related to the acquisition of AFP.
Reinvent SEE Strategy and Restructuring Activities
See Note 12, “Restructuring Activities,” of the Notes to Condensed Consolidated Financial Statements for additional details regarding each of the Company’s restructuring programs discussed below, restructuring plan’s accrual, spending and other activity for the three months ended March 31, 2019.
In December 2018 the Sealed Air Board of Directors approved a three-year restructuring program (“New Program”) to drive total annualized savings by the end of 2021 in the range of $215 to $235 million. The total cash cost of the New Program is estimated to be in the range of $190 to $220 million, which will be incurred primarily in 2019 and 2020.
Sealed Air combined the New Program with its existing restructuring program (“Program”) which was largely related to the elimination of stranded costs. The Program is estimated to generate incremental cost savings of $240 million to $260 million by the end of 2021. For the three months ended March 31, 2019, the Program generated incremental cost savings of $13 million related to restructuring actions and $9 million related to actions impacting price/cost spread.
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
Interest expense, net for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
(In millions)	2019	2018	Change
Interest expense on our various debt instruments:
Term Loan A due July 2023(1)	$2.2	$2.3	$(0.1)
Revolving credit facility due July 2023(1)	0.4	0.6	(0.2)
6.50% Senior Notes due December 2020	7.0	7.0	—
4.875% Senior Notes due December 2022	5.4	5.4	—
5.25% Senior Notes due April 2023	5.8	5.8	—
4.50% Senior Notes due September 2023	5.2	5.7	(0.5)
5.125% Senior Notes due December 2024	5.6	5.6	—
5.50% Senior Notes due September 2025	5.6	5.6	—
6.875% Senior Notes due July 2033	7.8	7.8	—
Other interest expense	4.4	4.1	0.3
Less: capitalized interest	(1.8)	(2.2)	0.4
Less: interest income	(2.7)	(5.7)	3.0
Total	$44.9	$42.0	$2.9

(1)
On July 12, 2018, the Company and certain of its subsidiaries entered into the Third Amended and Restated Credit Agreement, see Note 13, "Debt and Credit Facilities," of the Notes to Condensed Consolidated Financial Statements for further details.

Other Expense, net
See Note 21, “Other Expense, net,” of the Notes to Condensed Consolidated Financial Statements for the components and discussion of other expense, net.
Income Taxes
Our effective income tax rate for the three months ended March 31, 2019 was 32.1%. The Company expects its effective tax rate related to continuing operations for the remainder of 2019 to be approximately 31% based on its projected mix of earnings, although the actual effective tax rate could vary from the anticipated rate as a result of many factors, including but not limited to the following:

•	The actual mix of earnings by jurisdiction could fluctuate from the Company’s projection;

•
The tax effects of other discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations, which are reflected in the period in which they occur; and

•	Any future legislative changes, and any related additional tax planning efforts to address these changes.

Due to the uncertainty in predicting these items, it is possible that the actual effective tax rate used for financial reporting purposes will change in future periods.
Our effective income tax rate for the three months ended March 31, 2018 was 283.3%. In comparison to the U.S. statutory rate of 21%, the Company's effective tax rate was negatively impacted primarily by the Transition Tax and GILTI provisions associated with the TCJA. Tax expense reflects $290 million of discrete expense for the tax estimate under SAB 118 related to the one-time mandatory tax on previously deferred foreign earnings of U.S subsidiaries under TCJA.
Our effective income tax rate depends upon the realization of our net deferred tax assets. We have deferred tax assets related to accruals not yet deductible for tax purposes, state and foreign net operating loss carryforwards and investment tax allowances, employee benefit items, and other items.
The Internal Revenue Service is currently auditing the 2011-2014 consolidated U.S. federal income tax returns of the Company. Included in the audit of the 2014 return is the examination by the IRS with respect to the Settlement agreement deduction and the related carryback to tax years 2004-2012. The outcome of the examination may require us to make a significant payment.
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
There was a negligible change in our valuation allowances for the three months ended March 31, 2019.
We reported a net increase in unrecognized tax benefits in the three months ended March 31, 2019 of $2 million primarily related to interest accrual on existing positions. Interest and penalties on tax assessments are included in income tax expense.
Net Earnings (Loss) from Continuing Operations
Net earnings (loss) for the three months ended March 31, 2019 and 2018 are included in the table below.

	Three Months Ended March 31,		%
(In millions)	2019	2018	Change
Net earnings (loss) from continuing operations	$64.3	$(208.0)	(130.9)%
Three Months Ended March 31, 2019 Compared With the Same Period in 2018
For the three months ended March 31, 2019, net earnings was unfavorably impacted by $28 million of Special Items. Special Items were primarily related to restructuring and other restructuring associated costs of $24 million ($19 million, net of taxes).
For the three months ended March 31, 2018, net loss was unfavorably impacted by $293 million of Special Items, including $290 million of tax expense for one-time tax on unrepatriated foreign earnings pursuant to the TCJA.

Adjusted EBITDA by Segment
We allocate and disclose depreciation and amortization expense to our segments, although depreciation and amortization are not included in the segment performance metric Adjusted EBITDA. We also allocate and disclose restructuring charges and impairment of goodwill and other intangible assets by segment, although it is not included in the segment performance metric Adjusted EBITDA since restructuring charges and impairment of goodwill and other intangible assets are categorized as Special Items. The accounting policies of the reportable segments and Corporate are the same as those applied to the Condensed Consolidated Financial Statements.

See Note 6, “Segments,” of the Notes to Condensed Consolidated Financial Statements for the reconciliation of U.S. GAAP net earnings (loss) from continuing operations to non-U.S. GAAP Adjusted EBITDA and other segment details.

	Three Months Ended March 31,		%
(In millions)	2019	2018	Change
Food Care	$142.9	$134.7	6.1%
Adjusted EBITDA Margin	21.0%	19.3%
Product Care	75.0	78.4	(4.3)%
Adjusted EBITDA Margin	17.3%	18.0%
Corporate	(2.1)	(8.3)	(74.7)%
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$215.8	$204.8	5.4%
Adjusted EBITDA Margin	19.4%	18.1%
The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment.
Food Care
Three Months Ended March 31, 2019 Compared With the Same Period in 2018
On a reported basis, Adjusted EBITDA increased $8 million in 2019 as compared to the same period in 2018. Adjusted EBITDA was impacted by unfavorable foreign currency translation $8 million. On a constant dollar basis, Adjusted EBITDA increased $16 million, or 12%, in 2019 compared with the same period in 2018 primarily due to the impact of:

•	favorable price/cost spread of $18 million;

•	restructuring savings of $9 million; and

•	positive volume trends of less than $1 million.
These were partially offset by:

•	higher non-material manufacturing costs and direct costs of approximately $10 million, including inflation and investments to support business growth.
Product Care
Three Months Ended March 31, 2019 Compared With the Same Period in 2018
On a reported basis, Adjusted EBITDA decreased $3 million in 2019 compared to the same period in 2018. Adjusted EBITDA was impacted by unfavorable foreign currency translation of less than $3 million. On a constant dollar basis, Adjusted EBITDA decreased $1 million, or 1%, in 2019 compared with the same period in 2018 primarily as a result of:

•	lower volume of $7 million, primarily driven by economic headwinds, particularly in the industrial sector

•	higher costs of $2 million primarily, driven by higher labor inflation costs.
These were partially offset by:

•	restructuring savings of $4 million; and

•	favorable price/cost spread of $4 million.
Corporate
Three Months Ended March 31, 2019 Compared With the Same Period in 2018
The decrease in Corporate expenses by $6 million in the three months ended March 31, 2019 compared to the same period in 2018 was primarily driven by foreign currency losses in 2018.

Reconciliation of U.S. GAAP Net Earnings (Loss) from Continuing Operations to non-U.S. GAAP Total Company Adjusted EBITDA

	Three Months Ended March 31,
(In millions)	2019	2018
Net earnings (loss) from continuing operations	$64.3	$(208.0)
Interest expense, net	44.9	42.0
Income tax provision	30.4	321.5
Depreciation and amortization(1)	41.1	40.4
Depreciation and amortization adjustments	(0.9)	(0.2)
Special Items:
Restructuring charges(2)	7.4	8.6
Other restructuring associated costs	16.7	2.2
Foreign currency exchange loss due to highly inflationary economies	0.8	—
Charges related to acquisition and divestiture activity	3.7	10.8
Gain from class-action litigation settlement	—	(12.7)
Other Special Items(3)	7.4	0.2
Pre-tax impact of Special Items	36.0	9.1
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$215.8	$204.8

(1)	Depreciation and amortization by segment is as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Food Care	$26.2	$26.9
Product Care	14.9	13.5
Total Company depreciation and amortization(i)	$41.1	$40.4

(i)	Includes share-based incentive compensation of $8 million for the three months ended March 31, 2019 and 2018, respectively.

(2)	Restructuring charges by segment were as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Food Care	$3.8	$4.6
Product Care	3.6	4.0
Total Company restructuring charges	$7.4	$8.6

(3)	Other Special Items for the three months ended March 31, 2019, primarily included fees related to professional services.
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

As of March 31, 2019, we had cash and cash equivalents of $236 million, of which approximately $158 million, or 67%, was located outside of the U.S. As of March 31, 2019, cash trapped outside of the U.S was not material. Our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that in the near term cash located outside of the U.S. will be needed to satisfy its obligations, dividends and other demands for cash in the U.S.
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

(In millions)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$236.0	$271.7

See “Analysis of Historical Cash Flows” below.
Accounts Receivable Securitization Programs
At March 31, 2019 we had $137 million available to us under the U.S. and European programs of which we had $75 million borrowed under the European program. At December 31, 2018, we had $150 million available to us under the programs of which we had $84 million borrowed under the European program. See Note 10, “Accounts Receivable Securitization Programs,” of the Notes to Condensed Consolidated Financial Statements for information concerning these programs.
Lines of Credit
At March 31, 2019 and December 31, 2018, we had a $1.0 billion revolving credit facility and had $165 million and $140 million of outstanding borrowings under the facility, respectively. In July 2018, we amended and restated our senior secured credit facility, including the revolving credit facility. See Note 13, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.
There was $12 million and $9 million outstanding under various lines of credit extended to our subsidiaries at March 31, 2019 and December 31, 2018, respectively. See Note 13, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.
Covenants
At March 31, 2019, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 13, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.
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
Outstanding Indebtedness

At March 31, 2019 and December 31, 2018, our total debt outstanding consisted of the amounts set forth in the following table.

(In millions)	March 31, 2019	December 31, 2018
Short-term borrowings	$251.7	$232.8
Current portion of long-term debt	31.2	4.9
Total current debt	282.9	237.7
Total long-term debt, less current portion(1)	3,284.6	3,236.5
Total debt	3,567.5	3,474.2
Less: Cash and cash equivalents	(236.0)	(271.7)
Net Debt	$3,331.5	$3,202.5

(1)	Amounts are net of unamortized discounts and debt issuance costs of $23 million as March 31, 2019 and $24 million as of December 31, 2018.
See Note 13, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Condensed Consolidated Statements of Cash Flows in the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(In millions)	2019	2018
Net cash provided by (used in) operating activities	$65.1	$(33.7)
Net cash used in investing activities	(57.2)	(36.0)
Net cash used in financing activities	(34.0)	(216.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(9.6)	18.8
In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In millions)	2019	2018	Change
Cash flow provided by operating activities	$65.1	$(33.7)	$98.8
Capital expenditures	(49.4)	(43.4)	(6.0)
Free cash flow(1)	$15.7	$(77.1)	$92.8

(1)	Free cash flow was $(63) million in the three months ended March 31, 2018 excluding the payment of charges related to the sale of Diversey and efforts to address related stranded costs of $14 million.
Net Cash Provided by Operating Activities
Three Months Ended March 31, 2019

Net cash provided by operating activities of $65 million in the three months ended March 31, 2019 was primarily attributable to:

•
$58 million of net earnings, as well as $78 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities including depreciation and amortization, foreign currency loss, share-based incentive compensation expenses and profit sharing expenses; and

•	$13 million related to the net change in the Company's income tax receivable and payable balance.
These were partially offset by:

•
$53 million of changes in other liabilities and assets balances. This activity reflects timing of accrued liabilities including incentive compensation payments as well as an increase in pre-paid assets; and

•
$31 million of changes in working capital, as a result of an increase in inventory partially offset by increases in accounts payable and a decrease in net trade receivables. The increase in inventory reflects the timing of inventory purchases and an inventory stock build to meet forecasted demand as well as an increase in safety stock including in the U.K. due to the uncertainties of Brexit.

Three Months Ended March 31, 2018
Net cash used in operating activities of $34 million in the three months ended March 31, 2018 was primarily attributable to:

•
$201 million of net loss, which included an increase of $81 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, primarily attributable to an increase in deferred taxes of $57 million, depreciation and amortization, share-based incentive compensation expenses and profit sharing expenses; and

•
$40 million of changes in operating assets and liabilities, as a result of an increase in inventory partially offset by increases in accounts payable and a decrease in net trade receivables. This activity reflects the timing of inventory purchases and an increase in inventory stock due to an increase in sales year over year.

These were partially offset by:

•
$66 million of changes in other liabilities and assets; and $60 million net change in the Company's income tax receivable and payable balance. This activity primarily reflects an increase of provisional tax expense for one-time tax on unrepatriated foreign earnings pursuant to the TCJA.

Net Cash Used in Investing Activities
Three Months Ended March 31, 2019
Net cash used in investing activities of $57 million in the three months ended March 31, 2019 primarily consisted of the following:

•	capital expenditures of $49 million; and

•	$4 million related to settlements of foreign currency forward contracts.
Three Months Ended March 31, 2018
Net cash used in investing activities of $36 million in the three months ended March 31, 2018 primarily consisted of the following:

•	capital expenditures of $43 million.
These were partially offset by:

•	$9 million related to proceeds from the sale of businesses and working capital adjustments for acquisitions.
Net Cash Used in Financing Activities
Three Months Ended March 31, 2019
Net cash used in financing activities of $34 million in the three months ended March 31, 2019 was primarily due to the following:

•	payments of quarterly dividends of $25 million;

•	repurchases of common stock of $18 million; and

•	netting of common stock for tax withholding obligations relating to stock-based compensation of $10 million.
These factors were partially offset by:

•	an increase in net proceeds from borrowings of $19 million primarily due to draws on our local lines of credit for use of working capital as well as new lease activity.
Three Months Ended March 31, 2018
Net cash used in financing activities of $216 million in the three months ended March 31, 2018 was primarily due to the following:

•	repurchases of common stock of $312 million;

•	payments of quarterly dividends of $28 million; and

•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $6 million.
These factors were partially offset by:

•	an increase in borrowings of $130 million primarily due to an increase in borrowings under our accounts receivable securitization programs.
Changes in Working Capital

(In millions)	March 31, 2019	December 31, 2018	Change
Working capital (current assets less current liabilities)	$74.1	$66.2	$7.9
Current ratio (current assets divided by current liabilities)	1.1x	1.0x
Quick ratio (current assets, less inventories divided by current liabilities)	0.6x	0.7x

The $8 million, or 12%, increase in working capital reflected:

•	a decrease in other current liabilities primarily reflecting the payment of performance-based compensation and profit sharing; and

•
an increase in inventories, net due to the timing of inventory purchases and an inventory stock build to meet forecasted demand as well as an increase in safety stock including in the U.K. due to the uncertainties of Brexit

These were partially offset by:

•	a decrease in cash and cash equivalents of $36 million related primarily to the repurchase of common shares; and

•
an increase in current portion of long-term debt and short-term borrowings under operating and capital leases resulting from the adoption of ASC 2016-02 and a net increase in borrowings under our revolving credit facility and accounts receivable securitization programs.

Changes in Stockholders’ Deficit
The $56 million, or 16%, increase in stockholders’ equity in the three months ended March 31, 2019 was primarily due to the following:

•	net earnings of $58 million;

•	stock issued for profit sharing contribution paid in stock of $22 million;

•	cumulative translation adjustment of $16 million; and

•	unrealized gains on derivative instruments of $6 million.
These were partially offset by:

•	dividends paid and accrued on our common stock of $25 million; and

•	a net increase in shares held in treasury of $18 million.
We repurchased approximately 0.4 million shares of our common stock in the three months ended March 31, 2019 for $18 million. See Note 19, “Stockholders’ Deficit,” of the Notes to Condensed Consolidated Financial Statements for further details.
Derivative Financial Instruments
Interest Rate Swaps
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 14, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Interest Rate Swaps” is incorporated herein by reference.
Net Investment Hedge

The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 14, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Net Investment Hedge” is incorporated herein by reference.
Other Derivative Instruments
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 14, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Other Derivative Instruments” is incorporated herein by reference.
Foreign Currency Forward Contracts
At March 31, 2019, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 14, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Foreign Currency Forward Contracts,” is incorporated herein by reference. For further discussion about these contracts and other financial instruments, see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2018 Form 10-K with the exception of the adoption of ASU 2016-02 which is discussed further in Note 4, "Leases" of the Notes to Condensed Consolidated Financial Statements. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2018 Form 10-K.
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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At March 31, 2019, we had no outstanding interest rate swaps, collars or options.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 14, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 15, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of

$66 million in the fair value of the total debt balance at March 31, 2019. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
Argentina
Recent economic events in Argentina have continued to expose us to heightened levels of foreign currency exchange risks. As of July 1, 2018, Argentina's economy was designated as a hyper-inflationary economy. For the three months ended March 31, 2019, we recognized a net foreign currency exchange loss of less than $1 million in net foreign exchange transaction loss, within other expense, net on the Condensed Consolidated Statements of Operations, primarily related to the designation of Argentina as a highly inflationary economy under U.S GAAP. See Note 1, "Organization and Basis of Presentation," of the Notes to Condensed Consolidated Financial Statements for additional information. As of March 31, 2019, 1% of our consolidated net sales were derived from products sold in Argentina and net assets include $3 million of cash and cash equivalents. Also, as of March 31, 2019, our Argentina subsidiaries had a negative cumulative translation adjustment balance of $24 million.
Russia
The U.S. and the European Union (EU) have imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities. Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products. These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however, they may limit the amount of future business the Company does with customers involved in activities in Russia. However, as of March 31, 2019, we do not anticipate these events will have a material impact to our 2019 result of operations. As of March 31, 2019, 1% of our consolidated net sales were derived from products sold into Russia and net assets include $9 million of cash and cash equivalents. Also, as of March 31, 2019, our Russian subsidiaries had a negative cumulative translation adjustment balance of $30 million.
Brazil
Recent economic events in Brazil, including the increase in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of March 31, 2019, we do not anticipate these events will have a material impact on our 2019 results of operations. As of March 31, 2019, 3% of our consolidated net sales were derived from products sold into Brazil and net assets include $13 million of cash and cash equivalents. Also, as of March 31, 2019, our Brazil subsidiaries had a negative cumulative translation adjustment balance of $34 million.
United Kingdom
The United Kingdom is in the process of exiting the European Union, which has been delayed but is currently scheduled to occur in 2019 (referred to as "Brexit"). Although the final terms of the withdrawal are not yet known, we continue to assess the risk and impact of the United Kingdom's exit from the European Union on our operations, controls, and financial performance.
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

Brexit may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. Continued devaluation of the Sterling will have a negative impact on our financial results reported in US Dollar. However, as of March 31, 2019, we do not anticipate these events will have a material impact on our 2019 results of operations. As of March 31, 2019, 4% of our consolidated net sales were derived from products sold into the United Kingdom and net assets include $2 million of cash and cash equivalents. Also, as of March 31, 2019, our United Kingdom subsidiaries had a negative cumulative translation adjustment balance of $26 million.
A large concentration of the Company's defined benefit plans is in the United Kingdom. Approximately 35% of the Company's projected benefit obligation and 45% of defined benefit plan assets are in the United Kingdom as of December 31, 2018. Market volatility could have a negative impact on both our plan assets and our benefit obligations. We believe that the market and associated impacts on the value of our plan assets and assumptions used to determine the projected benefit obligation reflect the uncertainties related to Brexit. The Company and the Plans' Trustees have employed de-risking strategies in the defined benefit asset portfolios to reduce market volatility risk, interest rate risk and future cash flow risk. Our defined benefit assets in the United Kingdom are diversified between international equities, fixed income investments, and insurance buy-in contracts which all help mitigate market volatility risk.
We have deployed a cross functional project team working to mitigate the impact and risk associated with Brexit. We continue to monitor the progress of the final terms of the United Kingdom's exit from the European Union along with associated impacts to our business.
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at March 31, 2019 would have caused us to pay approximately $48 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
Our foreign currency forward contracts are described in Note 14, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference.
Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the translated value of the debt was $1 million as of March 31, 2019 and is reflected in long-term debt on our Condensed Consolidated Balance Sheets.
In March 2015, we entered into a series of cross-currency swaps with a combined notional amount of $425 million, hedging a portion of the net investment in a certain European subsidiary against fluctuations in foreign exchange rates. As a result of the sale of Diversey, we terminated these cross-currency swaps in September 2017 and settled these swaps in October 2017. The fair value of the swaps on the date of termination was a liability of $62 million which was partially offset by semi-annual interest settlements of $18 million. This resulted in a net impact of $(44) million which is recorded in AOCL.
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
Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $613 million at March 31, 2019 and $590 million at December 31, 2018.
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
Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was less than $1 million for the three months ended March 31, 2019 and 2018. The allowance for doubtful accounts was $9 million at March 31, 2019 and December 31, 2018.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 18, “Commitments and Contingencies,” which is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of our 2018 Form 10-K, as subsequently updated by our Quarterly Reports on Form 10-Q, as well as the information incorporated by reference in that item.
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
Item 1A.  Risk Factors.
There have been no significant changes to our risk factors since December 31, 2018. For a discussion of our risk factors, please refer to Part I, Item 1A, “Risk Factors,” of our 2018 Form 10-K.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) In March 2019, we transferred 487,108 shares of our common stock, par value $0.10 per share, from treasury to our 401(K) and Profit Sharing Plan as part of our 2018 profit sharing contribution. The issuance of such shares to the plan was not registered under the Securities Act of 1933, as amended, because such transaction did not involve an “offer” or “sale” of securities under Section 2(a)(3) of the Securities Act.
(c)     Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended March 31, 2019, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of December 31, 2018				$774,897,541
January 1, 2019 through January 31, 2019	4,778	$—	—	774,897,541
February 1, 2019 through February 28, 2019	467,113	$42.83	266,800	763,469,843
March 1, 2019 through March 31, 2019	210,389	$44.52	139,786	757,246,697
Total	682,280		406,586	$757,246,697

(1)
On July 9, 2015, the Board of Directors authorized a stock repurchase program to repurchase up to $1.5 billion of the Company’s issued and outstanding common stock. This program replaced the previous stock repurchase program approved in August 2007. On March 25, 2017, the Board of Directors authorized up to an additional $1.5 billion of repurchases of the Company’s outstanding common stock under such program. Additionally, on May 2, 2018, the Board of Directors increased the share repurchase program authorization to $1.0 billion. This new program has no expiration date and replaces the previous authorizations. We from time to time acquire shares by means of (i) open market transactions, including through plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and privately negotiated transactions, including accelerated share repurchase programs, pursuant to our publicly announced program described above, (ii) shares withheld from awards under our Omnibus Incentive Plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (iii) shares reacquired pursuant to the forfeiture provision of our Omnibus Incentive Plan. We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable. For shares withheld for minimum tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the Omnibus Incentive Plan as those shares are simply forfeited.

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column (a)	Forfeitures under Omnibus Incentive Plan	Total
	(a)	(b)	(c)	(d)
January 2019	2,302	$34.86	2,476	4,778
February 2019	168,127	$43.03	32,186	200,313
March 2019	66,429	$44.87	4,174	70,603
Total	236,858		38,836	275,694

Item 6.  Exhibits

Exhibit Number	Description
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

31.1	Certification of Edward L. Doheny II pursuant to Rule 13a-14(a), dated May 1, 2019.
31.2	Certification of William G. Stiehl pursuant to Rule 13a-14(a), dated May 1, 2019.
32	Certification of Edward L. Doheny II and William G. Stiehl, pursuant to 18 U.S.C. § 1350, dated May 1, 2019.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: May 1, 2019	By:	/S/ William G. Stiehl
William G. Stiehl
Senior Vice President and Chief Financial Officer