Form 10-Q
period 2019-06-30
SEALED AIR CORP/DE
filed 2019-08-02
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-12139

SEALED AIR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		65-0654331
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
2415 Cascade Pointe Boulevard
Charlotte	North Carolina	28208
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (980) 221-3235
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.10 per share	SEE	New York Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 154,526,089 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of July 30, 2019.

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
In our “Net Sales by Geographic Region,” “Net Sales by Segment” and in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar” and we exclude acquisition activity within the first year and divestiture activity and the impact of foreign currency translation when presenting net sales information, which we define as "organic." Changes in net sales excluding the impact of foreign currency translation and acquisition and divestiture activity are non-U.S. GAAP financial measures. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot control changes in foreign currency exchange rates. Consequently, when our management looks at our financial results to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our current period results at prior period foreign currency exchange rates. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, our management believes that these presentations are useful internally and may be useful to investors.
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

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share and per share data)	June 30, 2019 (unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$222.2	$271.7
Trade receivables, net of allowance for doubtful accounts of $9.9 in 2019 and $9.1 in 2018	485.2	473.4
Income tax receivables	53.4	58.4
Other receivables	91.7	81.3
Inventories, net of inventory reserves of $22.2 in 2019 and $18.1 in 2018	596.1	544.9
Current assets held for sale	0.6	0.6
Prepaid expenses and other current assets	127.4	124.5
Total current assets	1,576.6	1,554.8
Property and equipment, net	1,050.1	1,036.2
Goodwill	1,957.2	1,947.6
Identifiable intangible assets, net	100.5	101.7
Deferred taxes	175.5	170.5
Other non-current assets	356.6	239.4
Total assets	$5,216.5	$5,050.2
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$265.3	$232.8
Current portion of long-term debt	31.6	4.9
Accounts payable	753.0	765.0
Accrued restructuring costs	52.4	33.5
Income tax payable	24.6	23.5
Other current liabilities	460.5	428.9
Total current liabilities	1,587.4	1,488.6
Long-term debt, less current portion	3,291.7	3,236.5
Deferred taxes	20.6	20.4
Other non-current liabilities	658.0	653.3
Total liabilities	5,557.7	5,398.8
Commitments and contingencies - Note 18
Stockholders’ deficit:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2019 and 2018	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 231,655,982 in 2019 and 231,619,037 in 2018; shares outstanding: 154,546,260 in 2019 and 155,654,370 in 2018	23.2	23.2
Additional paid-in capital	2,053.0	2,049.6
Retained earnings	1,876.4	1,835.5
Common stock in treasury, 77,109,722 shares in 2019 and 75,964,667 shares in 2018	(3,382.4)	(3,336.5)
Accumulated other comprehensive loss, net of taxes	(911.4)	(920.4)
Total stockholders’ deficit	(341.2)	(348.6)
Total liabilities and stockholders’ deficit	$5,216.5	$5,050.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
(In millions, except per share data)	2019	2018	2019	2018
Net sales	$1,161.0	$1,155.2	$2,273.7	$2,286.2
Cost of sales	782.7	791.7	1,530.2	1,548.7
Gross profit	378.3	363.5	743.5	737.5
Selling, general and administrative expenses	266.2	192.8	478.3	386.8
Amortization expense of intangible assets acquired	4.4	3.4	9.0	7.3
Restructuring charges	29.3	7.1	36.7	15.7
Operating profit	78.4	160.2	219.5	327.7
Interest expense, net	(43.2)	(44.5)	(88.1)	(86.5)
Foreign currency exchange loss due to highly inflationary economies	(1.3)	—	(2.1)	—
Other income (expense), net	3.9	1.1	3.2	(10.9)
Earnings before income tax provision	37.8	116.8	132.5	230.3
Income tax provision	12.3	33.5	42.7	355.0
Net earnings (loss) from continuing operations	25.5	83.3	89.8	(124.7)
Gain on sale of discontinued operations, net of tax	7.7	31.1	0.9	38.5
Net earnings (loss)	$33.2	$114.4	$90.7	$(86.2)
Basic:
Continuing operations	$0.16	$0.52	$0.58	$(0.77)
Discontinued operations	0.06	0.19	0.01	0.24
Net earnings (loss) per common share - basic	$0.22	$0.71	$0.59	$(0.53)
Diluted:
Continuing operations	$0.16	$0.52	$0.58	$(0.77)
Discontinued operations	0.05	0.19	—	0.24
Net earnings (loss) per common share - diluted	$0.21	$0.71	$0.58	$(0.53)
Dividends per common share	$0.16	$0.16	$0.32	$0.32
Weighted average number of common shares outstanding:
Basic	154.5	159.7	154.6	162.5
Diluted	155.3	160.6	155.3	162.5

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, (unaudited)						Six Months Ended June 30, (unaudited)
	2019			2018			2019			2018
(In millions)	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings (loss)			$33.2			$114.4			$90.7			$(86.2)
Other comprehensive income (loss):
Recognition of pension items	$1.1	$(0.2)	0.9	$0.7	$(0.2)	0.5	$2.2	$(0.5)	1.7	$1.5	$(0.4)	1.1
Unrealized (losses) gains on derivative instruments for net investment hedge	(6.0)	1.5	(4.5)	29.2	(7.3)	21.9	3.0	(0.7)	2.3	14.9	(3.7)	11.2
Unrealized (losses) gains on derivative instruments for cash flow hedge	(0.1)	0.1	—	2.3	(0.6)	1.7	(1.8)	0.5	(1.3)	3.6	(1.1)	2.5
Foreign currency translation adjustments	(9.8)	0.6	(9.2)	(55.5)	(1.6)	(57.1)	6.4	(0.1)	6.3	(28.1)	(0.6)	(28.7)
Other comprehensive (loss) income	$(14.8)	$2.0	(12.8)	$(23.3)	$(9.7)	(33.0)	$9.8	$(0.8)	9.0	$(8.1)	$(5.8)	(13.9)
Comprehensive income (loss), net of taxes			$20.4			$81.4			$99.7			$(100.1)

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit

(In millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Deficit
Balance at March 31, 2019 (unaudited)	$23.2	$2,047.8	$1,868.0	$(3,332.8)	$(898.6)	$(292.4)
Effect of share-based incentive compensation	—	5.2	—	—	—	5.2
Repurchases of common stock	—	—	—	(49.6)	—	(49.6)
Recognition of pension items, net of taxes	—	—	—	—	0.9	0.9
Foreign currency translation adjustments	—	—	—	—	(9.2)	(9.2)
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(4.5)	(4.5)
Net earnings	—	—	33.2	—	—	33.2
Dividends on common stock ($0.16 per share)	—	—	(24.8)	—	—	(24.8)
Balance at June 30, 2019 (unaudited)	$23.2	$2,053.0	$1,876.4	$(3,382.4)	$(911.4)	$(341.2)

Balance at December 31, 2018	$23.2	$2,049.6	$1,835.5	$(3,336.5)	$(920.4)	$(348.6)
Effect of share-based incentive compensation	—	2.9	—	—	—	2.9
Stock issued for profit sharing contribution paid in stock	—	0.5	—	21.4	—	21.9
Repurchases of common stock	—	—	—	(67.3)	—	(67.3)
Recognition of pension items, net of taxes	—	—	—	—	1.7	1.7
Foreign currency translation adjustments	—	—	—	—	6.3	6.3
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	1.0	1.0
Net earnings	—	—	90.7	—	—	90.7
Dividends on common stock ($0.32 per share)	—	—	(49.8)	—	—	(49.8)
Balance at June 30, 2019 (unaudited)	$23.2	$2,053.0	$1,876.4	$(3,382.4)	$(911.4)	$(341.2)

Balance at March 31, 2018 (unaudited)	$23.2	$2,025.8	$1,502.9	$(3,090.9)	$(825.8)	$(364.8)
Effect of share-based incentive compensation	—	8.5	—	(0.1)	—	8.4
Stock issued for profit sharing contribution paid in stock	—	0.7	—	3.1	—	3.8
Repurchase of common stock	—	—	—	(77.1)	—	(77.1)
Recognition of pension items, net of taxes	—	—	—	—	0.5	0.5
Foreign currency translation adjustments	—	—	—	—	(57.1)	(57.1)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	23.6	23.6
Net earnings	—	—	114.4	—	—	114.4
Dividends on common stock ($0.16 per share)	—	—	(25.8)	—	—	(25.8)
Impact of recently adopted accounting standards	—	—	1.7	—	—	1.7
Balance at June 30, 2018 (unaudited)	$23.2	$2,035.0	$1,593.2	$(3,165.0)	$(858.8)	$(372.4)

Balance at December 31, 2017	$23.0	$1,939.6	$1,735.2	$(2,700.6)	$(844.9)	$152.3
Effect of share-based incentive compensation	0.2	14.7	—	(6.4)	—	8.5
Stock issued for profit sharing contribution paid in stock	—	0.7	—	23.8	—	24.5
Repurchases of common stock	—	80.0	—	(481.8)	—	(401.8)
Recognition of pension items, net of taxes	—	—	—	—	1.1	1.1
Foreign currency translation adjustments	—	—	—	—	(28.7)	(28.7)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	13.7	13.7
Net loss	—	—	(86.2)	—	—	(86.2)
Dividends on common stock ($0.32 per share)	—	—	(52.4)	—	—	(52.4)
Impact of recently adopted accounting standards	—	—	(3.4)	—	—	(3.4)
Balance at June 30, 2018 (unaudited)	$23.2	$2,035.0	$1,593.2	$(3,165.0)	$(858.8)	$(372.4)

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, (unaudited)
(In millions)	2019	2018
Net earnings (loss)	$90.7	$(86.2)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	66.0	65.7
Share-based incentive compensation	13.2	14.6
Profit sharing expense	10.6	10.0
Provisions for bad debt	1.7	1.0
Provisions for inventory obsolescence	4.1	—
Deferred taxes, net	(5.7)	50.9
Net gain on sale of business	(0.9)	(39.3)
Other non-cash items	0.7	19.0
Changes in operating assets and liabilities:
Trade receivables, net	(4.2)	(24.2)
Inventories, net	(48.2)	(92.6)
Accounts payable	(10.4)	58.7
Income tax receivable/payable	6.3	72.8
Other assets and liabilities	45.4	(13.8)
Net cash provided by operating activities	$169.3	$36.6
Cash flows from investing activities:
Capital expenditures	(94.5)	(73.7)
(Payments of) Proceeds from, net sale of business and property and equipment	(2.7)	8.3
Businesses acquired, net of cash acquired	(23.1)	—
Investment in cost method investments	—	(7.5)
Settlement of foreign currency forward contracts	(4.1)	(5.3)
Other investing activities	—	(2.6)
Net cash used in investing activities	$(124.4)	$(80.8)
Cash flows from financing activities:
Net proceeds from borrowings	29.4	105.7
Payments of debt modification/extinguishment costs	—	(0.4)
Dividends paid on common stock	(49.7)	(54.0)
Impact of tax withholding on share-based compensation	(10.6)	(6.1)
Repurchases of common stock	(67.3)	(407.9)
Net cash used in financing activities	$(98.2)	$(362.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$3.8	$(7.0)
Cash Reconciliation:
Cash and cash equivalents	271.7	594.0
Restricted cash and cash equivalents	—	—
Balance, beginning of period	$271.7	$594.0
Net change during the period	(49.5)	(413.9)
Cash and cash equivalents	222.2	180.1
Restricted cash and cash equivalents	—	—
Balance, end of period	$222.2	$180.1
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$95.6	$95.6
Income tax payments, net of cash refunds	$29.4	$97.1
Payments related to the sale of Diversey	$—	$32.5
Restructuring payments including associated costs	$49.2	$3.7

Non-cash items:
Transfers of shares of common stock from treasury for 2018 and 2017 profit-sharing contributions	$21.9	$23.8

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
Basis of Presentation
Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our Condensed Consolidated Balance Sheets as of June 30, 2019 and our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 have been made. The results set forth in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our condensed consolidated financial condition, results of operations or cash flows.
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
As part of the Company's Reinvent SEE strategy, we have evaluated and made adjustments to our regional operating model. As of January 1, 2019, our Geographic regions are: North America, EMEA, South America and APAC. Our North American operations include Canada, the United States, Mexico and Central America. Mexico and Central America were previously included in Latin America. EMEA consists of Europe, Middle East, Africa and Turkey. APAC refers to our collective Asia Pacific region, including Greater China, India, Southeast Asia, Japan, Korea, Australia and New Zealand.
Impact of Inflation and Currency Fluctuation
Argentina
Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in net foreign exchange transaction loss, within Foreign currency exchange loss due to highly inflationary economies on the Condensed Consolidated Statements of Operations. For the three and six months ended

June 30, 2019, the Company recognized a $1.3 million and $2.1 million remeasurement pre-tax loss related to Argentina, respectively.

Note 2 Recently Adopted and Issued Accounting Standards
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842), and issued subsequent amendments to the initial guidance thereafter. This ASU requires an entity to recognize a right-of-use asset (ROU) and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification of the underlying lease as either finance or operating. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for us on January 1, 2019.

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
The new standard provides several optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.
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
As of June 30, 2019, we recognized additional operating lease liabilities of $79.1 million with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments for existing operating leases on our Condensed Consolidated Balance Sheets. See Note 4, "Leases," of the Notes to Condensed Consolidated Financial Statements for additional lease disclosures.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. As a result of the U.S. Tax Cuts and Jobs Act ("TCJA"), this ASU was issued to provide entities with the option to reclassify stranded tax effects in accumulated other comprehensive income to retained earnings. The Company elected to early adopt ASU 2018-02 as of October 1, 2018 in which the impact was applied to the period of adoption. As part of the adoption, the Company has elected to reclassify the tax effects of the TCJA from accumulated other comprehensive loss ("AOCL") to retained earnings. The adoption of the ASU 2018-02 resulted in a $13.4 million reclassification from AOCL to retained earnings due to the stranded tax effects of the TCJA which was recorded in the period ended December 31, 2018. The primary AOCL balances which were impacted by the TCJA were unrecognized pension items and unrecognized gains (losses) on derivative instruments.
Recently Issued Accounting Standards

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments. ASU 2019-04 provides updates and amendments to previously issued ASUs. The amendments clarify the scope of the credit losses standard and address issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments. Codification Improvements to Topic 326, Financial Instruments - Credit Losses is effective upon our adoption of ASU 2016-13, which we plan to adopt as of January 1, 2020. The amendment will be included in our overall adoption of ASU 2016-13. The amendments related to Derivatives and Hedging address partial-term fair value hedges and fair value hedge basis adjustments. Codification Improvements to Topic 815, Derivatives and Hedging are effective for us beginning the first annual reporting period beginning after April 25, 2019. Amendments on Topic 825, Financial Instruments mainly address the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. For amendments related to ASU 2016-01 (Topic 825, Financial Instruments), the effective date is fiscal years and interim period beginning after December 15, 2019, with early adoption permitted. We do not believe that the adoption of ASU 2019-04 will have an impact on the Company's Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 amends ASC 350-40 and aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. We are currently in the process of evaluating the effect that ASU 2018-15 will have on the Company's Condensed Consolidated Financial Results.
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 eliminates, adds and clarifies certain disclosure requirements related to defined benefit plans and other postretirement plans. The guidance is effective for fiscal years ending after December 15, 2020, with early adoption permitted for reporting periods for which financial statements have yet to be issued or made available for issuance. We do not believe that the adoption of ASU 2018-14 will have an impact on the Company's Condensed Consolidated Financial Statements with the exception of new and expanded disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 amends the fair value measurement disclosure requirements of ASC 820, including new, eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted upon the issuance of this ASU, including interim periods for which financial statements have not yet been issued or made available for issuance. If adopted early, entities are permitted to early adopt the eliminated or modified disclosure requirements and delay the adoption of the new disclosure requirements until their effective date. We do not believe that the adoption of ASU 2018-13 will have an impact on the Company's Condensed Consolidated Financial Statements with the exception of new and expanded disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments and issued subsequent amendments to the initial guidance. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal periods. Entities may adopt earlier as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years. We are currently in the process of implementing this new standard update however we do not anticipate this to have a material impact on the Company's Condensed Consolidated Financial Results with the exception of new and expanded disclosure requirements.

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

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments of transaction price impact the amount of net sales recognized by us in the period of adjustment. Revenue recognized in the three and six months ended June 30, 2019 from performance obligations satisfied in previous reporting periods was $0.7 million and $1.8 million, respectively, and $1.6 million and $3.3 million in the three and six months ended June 30, 2018, respectively.

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
Disaggregated Revenue
For the three and six months ended June 30, 2019 and 2018, revenues from contracts with customers summarized by Segment and Geographic region were as follows:

	Three Months Ended June 30, 2019
(In millions)	Food Care	Product Care	Total
North America	$401.1	$282.9	$684.0
EMEA	155.6	89.2	244.8
South America	52.3	3.8	56.1
APAC	96.5	72.5	169.0
Topic 606 Revenue	705.5	448.4	1,153.9
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	5.5	1.6	7.1
Total	$711.0	$450.0	$1,161.0

	Six Months Ended June 30, 2019
(In millions)	Food Care	Product Care	Total
North America	$783.9	$548.7	$1,332.6
EMEA	296.7	183.0	479.7
South America	102.9	7.9	110.8
APAC	198.7	139.8	338.5
Topic 606 Revenue	1,382.2	879.4	2,261.6
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	8.8	3.3	12.1
Total	$1,391.0	$882.7	$2,273.7

	Three Months Ended June 30, 2018
(In millions)(1)	Food Care	Product Care	Total
North America	$390.6	$265.2	$655.8
EMEA	164.4	96.8	261.2
South America	50.7	4.5	55.2
APAC	102.2	73.4	175.6
Topic 606 Revenue	707.9	439.9	1,147.8
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	5.1	2.3	7.4
Total	$713.0	$442.2	$1,155.2

	Six Months Ended June 30, 2018
(In millions)(1)	Food Care	Product Care	Total
North America	$768.6	$522.0	$1,290.6
EMEA	320.0	198.0	518.0
South America	104.8	9.3	114.1
APAC	205.9	143.3	349.2
Topic 606 Revenue	1,399.3	872.6	2,271.9
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	10.0	4.3	14.3
Total	$1,409.3	$876.9	$2,286.2

(1)
Amounts by geography has been reclassified from prior year disclosure to reflect adjustments to our regional operating model. As of January 1, 2019, our geographic regions are: North America, EMEA, South America and APAC. Our North American operations include Canada, the United States, Mexico and Central America. Mexico and Central America were previously included in Latin America.

Contract Balances
The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned, with the exception of equipment accruals. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the consumables transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The closing balances of contract liabilities arising from contracts with customers as of June 30, 2019 and December 31, 2018 were as follows:

(In millions)	June 30, 2019	December 31, 2018
Contract assets	$—	$—
Contract liabilities	11.7	10.4

Revenue recognized in the three and six months ended June 30, 2019 that was included in the contract liability balance at the beginning of the period was $0.9 million and $1.7 million, respectively, and $2.3 million and $3.0 million in the three and six months ended June 30, 2018, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.

The contract liability balance represents deferred revenue, primarily related to equipment accruals. The increase in 2019 and 2018 to deferred revenue was driven by new contracts recently entered into and volume on existing agreements.
Remaining Performance Obligations
Our enforceable contractual obligations tend to be short term in nature, and the following table does not include the transaction price of any remaining performance obligations that are part of the contracts with expected durations of less than one year. Additionally, the following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of June 30, 2019, as well as the expected timing of recognition of that transaction price.

(In millions)	Short-Term (12 months or less)	Long-Term	Total
Total transaction price	$5.3	$6.4	$11.7

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
All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our lease receivable balance at June 30, 2019 was:

(in millions)	Short-Term (12 months or less)	Long-Term	Total
Total lease receivable (Sales-type and Operating)	$3.7	$9.1	$12.8

Lessee
Sealed Air has contractual obligations as a lessee with respect to warehouses, offices, and manufacturing facilities, IT equipment, automobiles, and material production equipment.
Under the leasing standard, ASU 2016-02, leases that are more than one year in duration are capitalized and recorded on the balance sheet. Some of our leases, namely for automobiles and real estate, offer an option to extend the term of such leases. We utilize the reasonably certain threshold criteria in determining which options we will exercise. Furthermore, some of our lease payments are based on index rates with minimum annual increases. These represent fixed payments and are captured in the future minimum lease payments calculation.
In determining the discount rate to use in calculating the present value of lease payments, we estimate the rate of interest we would pay on a collateralized loan with the same payment terms as the lease by utilizing our bond yields traded in the secondary market to determine the estimated cost of funds for the particular tenor. We update our assumptions and discount rates on a quarterly basis.
The standard also provides practical expedients for an entity’s transition and ongoing accounting. In terms of transition accounting, we elected the ‘package of practical expedients’, which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.
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

The following table details our lease obligations included in our Condensed Consolidated Balance Sheets.

(in millions)	June 30, 2019
Other non-current assets:
Finance leases - ROU assets	$44.5
Finance leases - Accumulated depreciation	(11.5)
Operating leases - ROU assets	90.8
Operating leases - Accumulated depreciation	(13.9)
Total lease assets	$109.9
Current portion of long-term debt:
Finance leases	$(7.9)
Operating leases	(23.7)
Long-term debt, less current portion:
Finance leases	(27.3)
Operating leases	(55.4)
Total lease liabilities	$(114.3)

At June 30, 2019, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(in millions)	Operating leases	Finance leases
Remainder of 2019	$16.1	$5.0
2020	26.0	9.0
2021	18.8	7.4
2022	11.5	4.4
2023	7.3	2.7
Thereafter	17.0	15.1
Total lease payments	96.7	43.6
Less: Interest	(17.6)	(8.4)
Present value of lease liabilities	$79.1	$35.2

The following lease cost is included in our Condensed Consolidated Statements of Operations:

(in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost
Finance leases
Amortization of ROU assets	$2.0	$4.1
Interest on lease liabilities	0.5	1.0
Operating leases	7.9	16.3
Short-term lease cost	1.0	1.9
Variable lease cost	2.1	3.1
Total lease cost	$13.5	$26.4

(in millions)	Six Months Ended June 30, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2.0
Operating cash flows from operating leases	$17.3
Financing cash flows from finance leases	$3.7

ROU assets obtained in exchange for new finance lease liabilities	$9.0
ROU assets obtained in exchange for new operating lease liabilities	$4.9

Weighted average information:
Finance leases
Remaining lease term (in years)	7.3
Discount rate	5.4%
Operating leases
Remaining lease term (in years)	5.0
Discount rate	5.5%

Note 5 Divestitures and Acquisitions
Divestitures
Embalagens Ltda.
On August 1, 2017, we entered into an agreement to sell our polystyrene food tray business in Guarulhos, Brazil for a gross purchase price of R$26.9 million (or $8.2 million as of the closing date of March 19, 2018). The purchase price was subject to working capital, cash and debt adjustments, which were finalized in the fourth quarter of 2018 for R$1.6 million (or $0.4 million). For the three and six months ended June 30, 2018, the Company recognized an immaterial net loss and a net gain on the sale of $1.0 million, respectively, within other income (expense), net on the Condensed Consolidated Statements of Operations.
Acquisitions
Automated Packaging Systems, Inc.
On May 1, 2019, the Company announced it signed a definitive agreement to acquire Automated Packaging Systems, Inc. (APS), a leading manufacturer of high-reliability, automated bagging systems, for $510.0 million, net of cash acquired and debt assumed. Approximately $60 million of the $510 million purchase price will be paid to APS’s European employees in accordance with a deferred incentive compensation plan.
The transaction closed on August 1, 2019.
Other Activity
During the second quarter of 2019, Food Care had acquisition activity resulting in a total purchase price paid of $23.4 million. The Company allocated the consideration transferred to the fair value of assets acquired and liabilities assumed, resulting in an allocation to goodwill of $6.0 million for the acquisition activity. Identifiable intangible assets acquired were not material.
AFP, Inc.
On August 1, 2018, the Company acquired AFP, Inc., a leading, privately held fabricator of foam, corrugated, molded pulp and wood packaging solutions, to join its Product Care division. This acquisition further expands our protective packaging solutions in the electronics, transportation and industrial markets with custom-engineered applications. We acquired 100% of AFP shares for an estimated consideration of $74.1 million, excluding cash acquired of $3.3 million.
The following table summarizes the consideration transferred to acquire AFP and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed.

	Preliminary Allocation	Measurement Period	Revised Preliminary Allocation
(In millions)	As of August 1, 2018	Adjustments	As of June 30, 2019
Total consideration transferred	$70.8	$3.3	$74.1

Assets:
Cash and cash equivalents	2.9	0.4	3.3
Trade receivables, net	30.8	—	30.8
Inventories, net	7.1	—	7.1
Prepaid expenses and other current assets	0.7	—	0.7
Property and equipment, net	3.5	(0.4)	3.1
Identifiable intangible assets, net	18.6	0.7	19.3
Goodwill	21.6	1.1	22.7
Other non-current assets	0.7	(0.4)	0.3
Total assets	$85.9	$1.4	$87.3
Liabilities:
Current portion of long-term debt	—	0.1	0.1
Accounts payable	13.8	(2.2)	11.6
Other current liabilities	1.3	—	1.3
Long-term debt, less current portion	—	0.2	0.2
Total liabilities	$15.1	$(1.9)	$13.2

The following tables summarizes the identifiable intangible assets, net and their useful life.

	Amount	Useful life
	(in millions)	(in years)
Customer relationships	$14.9	11
Trademarks and tradenames	4.4	5
Total intangible assets with definite lives	$19.3

Note 6 Segments
The Company’s segment reporting structure consists of two reportable segments and a Corporate category as follows:

•	Food Care; and

•	Product Care.
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
The following tables show Net Sales and Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net Sales:
Food Care	$711.0	$713.0	$1,391.0	$1,409.3
As a % of Total Company net sales	61.2%	61.7%	61.2%	61.6%
Product Care	450.0	442.2	882.7	876.9
As a % of Total Company net sales	38.8%	38.3%	38.8%	38.4%
Total Company Net Sales	$1,161.0	$1,155.2	$2,273.7	$2,286.2

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Non-U.S. GAAP Adjusted EBITDA from continuing operations
Food Care	$155.6	$135.4	$298.5	$270.1
Adjusted EBITDA Margin	21.9%	19.0%	21.5%	19.2%
Product Care	84.0	78.5	159.0	156.9
Adjusted EBITDA Margin	18.7%	17.8%	18.0%	17.9%
Corporate	(2.9)	3.6	(5.0)	(4.7)
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$236.7	$217.5	$452.5	$422.3
Adjusted EBITDA Margin	20.4%	18.8%	19.9%	18.5%

The following table shows a reconciliation of net earnings (loss) from continuing operations to non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net earnings (loss) from continuing operations	$25.5	$83.3	$89.8	$(124.7)
Interest expense, net	43.2	44.5	88.1	86.5
Income tax provision	12.3	33.5	42.7	355.0
Depreciation and amortization, net of adjustments(1)	38.0	40.7	78.2	80.9
Special Items:
Restructuring charges(2)	29.3	7.1	36.7	15.7
Other restructuring associated costs(3)	21.3	(0.4)	38.0	1.8
Foreign currency exchange loss due to highly inflationary economies	1.3	—	2.1	—
Charges related to the Novipax settlement agreement	59.0	—	59.0	—
(Income) charges related to acquisition and divestiture activity	(0.5)	7.0	3.2	17.8
Loss (gain) from class-action litigation settlement	—	0.1	—	(12.6)
Other Special Items(4)	7.3	1.7	14.7	1.9
Pre-tax impact of Special Items	117.7	15.5	153.7	24.6
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$236.7	$217.5	$452.5	$422.3

(1)	Depreciation and amortization by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Food Care	$25.0	$27.2	$51.2	$54.1
Product Care	13.1	13.6	28.0	27.1
Total Company depreciation and amortization(i)	38.1	40.8	79.2	81.2
Depreciation and amortization adjustments	(0.1)	(0.1)	(1.0)	(0.3)
Depreciation and amortization, net of adjustments	$38.0	$40.7	$78.2	$80.9

(i)
Includes share-based incentive compensation of $4.8 million and $13.2 million for the three and six months ended June 30, 2019, respectively, and $7.7 million and $15.3 million for the three and six months ended June 30, 2018, respectively.

(2)	Restructuring charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Food Care	$18.6	$1.5	$22.4	$6.1
Product Care	10.7	5.6	14.3	9.6
Total Company restructuring charges	$29.3	$7.1	$36.7	$15.7

(3)
Other restructuring associated costs for three and six months ended June 30, 2019, primarily relate to fees paid to third-party consultants in support of Reinvent SEE and costs related to property consolidations resulting from Reinvent SEE.

(4)	Other Special Items for the three and six months ended June 30, 2019, primarily included fees related to professional services.
Assets by Reportable Segments

The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventory, net; property and equipment, net; goodwill; intangible assets, net; and leased systems, net.

(In millions)	June 30, 2019	December 31, 2018
Assets allocated to segments:(1)
Food Care	$2,012.1	$1,914.4
Product Care	2,260.9	2,273.8
Total segments	4,273.0	4,188.2
Assets not allocated:
Cash and cash equivalents	$222.2	$271.7
Assets held for sale	0.6	0.6
Income tax receivables	53.4	58.4
Other receivables	91.7	81.3
Deferred taxes	175.5	170.5
Other	400.1	279.5
Total	$5,216.5	$5,050.2

(1)
Beginning in 2018, the Company implemented a change in allocation of Corporate expenses, which are now allocated to Food Care and Product Care segments. At that time, the Company revised the method of allocation for some assets including property and equipment, net and goodwill, which were previously unallocated.

The assets allocated to segments as of December 31, 2018 have been revised to correct an error in the previous allocation of property and equipment, net starting in the first quarter 2018. Assets allocated to Food Care were understated by $372.9 million with an offset to Product Care of $369.6 million and $3.3 million to assets not allocated. There is no impact to the financial statements to total identifiable assets at December 31, 2018. This error did not impact the Company's annual assessment of goodwill impairment or any other impairment considerations of long-lived assets.
Note 7 Inventories, net
The following table details our inventories, net:

(In millions)	June 30, 2019	December 31, 2018
Raw materials	$93.2	$79.9
Work in process	150.6	142.4
Finished goods	352.3	322.6
Total	$596.1	$544.9

Note 8 Property and Equipment, net
The following table details our property and equipment, net:

(In millions)	June 30, 2019	December 31, 2018
Land and improvements	$42.3	$41.2
Buildings	729.6	728.6
Machinery and equipment	2,379.2	2,325.7
Other property and equipment	124.7	135.6
Construction-in-progress	153.3	155.1
Property and equipment, gross	3,429.1	3,386.2
Accumulated depreciation and amortization	(2,379.0)	(2,350.0)
Property and equipment, net(1)	$1,050.1	$1,036.2

(1)
Upon adoption of ASU 2016-02, $28.3 million of assets that were included in property and equipment, net as of December 31, 2018 were reclassified to other non-current assets on our Condensed Consolidated Balance Sheets. These assets were related to capital leases, primarily for warehouse, office and small manufacturing facilities, IT equipment and automobiles, which are now ROU assets. Refer to Note 4, “Leases,” of the Notes to Condensed Consolidated Financial Statements for additional information on our ROU assets.

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Interest cost capitalized	$2.1	$1.5	$3.9	$3.7
Depreciation and amortization expense for property and equipment	$28.8	$29.7	$57.0	$58.6

Note 9 Goodwill and Identifiable Intangible Assets, net
Goodwill
The following table shows our goodwill balances by reportable segment. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of June 30, 2019, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

(In millions)	Food Care	Product Care	Total
Gross Carrying Value at December 31, 2018	$568.9	$1,568.9	$2,137.8
Accumulated impairment(1)	(49.2)	(141.0)	(190.2)
Carrying Value at December 31, 2018	$519.7	$1,427.9	$1,947.6
Acquisition, purchase price and other adjustments	6.0	3.1	9.1
Currency translation	0.1	0.4	0.5
Carrying Value at June 30, 2019	$525.8	$1,431.4	$1,957.2

(1)	There has been no change to our accumulated impairment balance as of June 30, 2019.
Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net. As of June 30, 2019, there were no impairment indicators present.

	June 30, 2019			December 31, 2018
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$69.8	$(24.0)	$45.8	$72.4	$(22.3)	$50.1
Trademarks and tradenames	15.6	(2.5)	13.1	15.1	(1.6)	13.5
Capitalized software	72.0	(55.1)	16.9	62.2	(49.8)	12.4
Technology	37.3	(24.4)	12.9	37.2	(23.5)	13.7
Contracts	13.2	(10.3)	2.9	13.2	(10.1)	3.1
Total intangible assets with definite lives	207.9	(116.3)	91.6	200.1	(107.3)	92.8
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$216.8	$(116.3)	$100.5	$209.0	$(107.3)	$101.7

The following table shows the remaining estimated future amortization expense at June 30, 2019.

Year	Amount (in millions)
Remainder of 2019	$7.9
2020	15.0
2021	11.7
2022	7.9
Thereafter	49.1
Total	$91.6

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
As of June 30, 2019, the maximum purchase limit for receivable interests was $60.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $60.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of June 30, 2019, the amount available under the program was $57.4 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.
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
As of June 30, 2019, the maximum purchase limit for receivable interests was €80.0 million ($91.0 million equivalent at June 30, 2019), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of June 30, 2019, the amount available under this program before utilization was €70.0 million ($79.6 million equivalent as of June 30, 2019).

This program expires annually in August and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of June 30, 2019, there were no amounts borrowed under our U.S. program and €69.0 million ($78.5 million equivalent at June 30, 2019) borrowed under our European program. As of December 31, 2018, there were no amounts borrowed under our U.S. program and €73.3 million ($83.9 million equivalent at December 31, 2018) borrowed under our European program. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. The total interest paid for these programs was approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2019 and approximately $0.2 million for the three and six months ended June 30, 2018.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at June 30, 2019.
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
Gross amounts factored under this program for the six months ended June 30, 2019 and the twelve months ended December 31, 2018 were $157.4 million and $249.8 million, respectively. The fees associated with transfer of receivables for all programs were approximately $0.8 million and $1.3 million for the three and six months ended June 30, 2019, respectively and approximately $0.5 million and $1 million for the three and six months ended June 30, 2018, respectively.

Note 12 Restructuring Activities
For the three and six months ended June 30, 2019, the Company incurred $29.3 million and $36.7 million, respectively, of restructuring charges and $21.3 million and $38.0 million, respectively, of other related costs. These were primarily a result of restructuring costs associated with the Company’s Reinvent SEE strategy.
Our Restructuring Program consists of previously existing restructuring programs and the new three-year restructuring program which is part of our Reinvent SEE strategy. The Company expects restructuring activities to be completed by the end of 2021.
The Board of Directors has approved cumulative restructuring spend of $840 to $885 million. Restructuring spend is estimated to be incurred as follows:

(in millions)	Total Restructuring Program Range		Less Cumulative Spend to Date	Remaining Restructuring Spend(2)
	Low	High		Low	High
Costs of reduction in headcount as a result of reorganization	$355	$370	$(322)	$33	$48
Other expenses associated with the Program	230	245	(174)	56	71
Total expense	585	615	(496)	89	119
Capital expenditures	255	270	(238)	17	32
Total estimated cash cost(1)	$840	$885	$(734)	$106	$151

(1)	Total estimated cash cost excludes the impact of foreign currency and non-cash depreciation and amortization charges.

(2)	Remaining restructuring spend primarily consists of restructuring costs associated with the Company’s Reinvent SEE strategy, and the completion of our efforts to eliminate stranded costs.
The following table details our restructuring activities reflected in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Other associated costs	$21.3	$0.4	$38.0	$2.6
Restructuring charges	29.3	7.1	36.7	15.7
Total charges	$50.6	$7.5	$74.7	$18.3
Capital expenditures	$1.8	$0.3	$2.3	$0.5

The restructuring accrual, spending and other activity for the six months ended June 30, 2019 and the accrual balance remaining at June 30, 2019 related to these programs were as follows:

(In millions)
Restructuring accrual at December 31, 2018	$37.5
Accrual and accrual adjustments	36.7
Cash payments during 2019	(19.9)
Effect of changes in foreign currency exchange rates	0.6
Restructuring accrual at June 30, 2019	$54.9

We expect to pay $52.4 million of the accrual balance remaining at June 30, 2019 within the next twelve months. This amount is included in accrued restructuring costs on the Condensed Consolidated Balance Sheets at June 30, 2019. The remaining accrual of $2.5 million is expected to be substantially paid by the end of 2020. This amount is included in other non-current liabilities on our Condensed Consolidated Balance Sheets at June 30, 2019.
Note 13 Debt and Credit Facilities
Our total debt outstanding consisted of the amounts set forth in the following table:

(In millions)	June 30, 2019	December 31, 2018
Short-term borrowings(1)	$265.3	$232.8
Current portion of long-term debt(2)	31.6	4.9
Total current debt	296.9	237.7
Term Loan A due July 2023	222.3	222.2
6.50% Senior Notes due December 2020	424.3	424.0
4.875% Senior Notes due December 2022	421.5	421.1
5.25% Senior Notes due April 2023	421.6	421.2
4.50% Senior Notes due September 2023	452.1	454.9
5.125% Senior Notes due December 2024	421.6	421.3
5.50% Senior Notes due September 2025	397.2	397.1
6.875% Senior Notes due July 2033	445.6	445.5
Other(2)	85.5	29.2
Total long-term debt, less current portion(3)	3,291.7	3,236.5
Total debt(4)	$3,588.6	$3,474.2

(1)
Short-term borrowings of $265.3 million at June 30, 2019 are comprised of $178.0 million under our revolving credit facility, $78.5 million under our European securitization program and $8.8 million of short-term borrowings from various lines of credit. Short-term borrowings of $232.8 million at December 31, 2018 were comprised of $140.0 million under our revolving credit facility, $83.9 million under our European securitization program and $8.9 million of short-term borrowings from various lines of credit.

(2)
Due to the adoption of ASU 2016-02, the June 30, 2019 Current portion of long-term debt and Other balances include $31.6 million and $82.7 million, respectively for the liability associated with our finance and operating leases. See Note 4, "Leases," of the Notes to Condensed Consolidated Financial Statements for additional information.

(3)	Amounts are net of unamortized discounts and issuance costs of $22.2 million as June 30, 2019 and $24.3 million as of December 31, 2018.

(4)
As of June 30, 2019, our weighted average interest rate on our short-term borrowings outstanding was 3.0% and on our long-term debt outstanding was 5.4%. As of December 31, 2018, our weighted average interest rate on our short-term borrowings outstanding was 2.8% and on our long-term debt outstanding was 5.4%.

Amended and Restated Senior Secured Credit Facility
On July 12, 2018, the Company and certain of its subsidiaries entered into a third amended and restated credit agreement and an amendment No. 1 thereto (the "Third Amended and Restated Agreement") whereby its senior secured credit facility was amended and restated with Bank of America, N.A., as agent and the other financial institutions party thereto. The changes include: (i) the refinancing of the term loan A facilities and revolving credit facilities with a new U.S. dollar term loan A facility in an aggregate principal amount of approximately $186.5 million, a new pounds sterling term loan A facility in an aggregate principal amount of approximately £29.4 million, and increased our revolving credit facilities from $700.0 million to $1.0 billion (including revolving facilities available in U.S. dollars, euros, pounds sterling, Canadian dollars, Australian dollars, Japanese yen, New Zealand dollars and Mexican pesos), (ii) increased flexibility to lower the interest rate margin for the term loan A facilities and revolving credit facilities, which will range from 125 to 200 basis points (bps) in the case of LIBOR loans, subject to the achievement of certain leverage tests, (iii) the extension of the final maturity of the term loan A facilities and revolving credit commitment to July 11, 2023, (iv) the removal of the requirement to prepay the loans with respect to excess cash flow, (v) adjustments to the financial maintenance covenant of Consolidated Net Debt to Consolidated EBITDA (in each case, as defined in the Third Amended and Restated Credit Agreement) and other covenants to provide additional flexibility to the Company, (vi) the release of certain non-U.S. asset collateral previously pledged by certain of the Company's subsidiaries and (vii) other amendments.
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
On August 1, 2019, Sealed Air Corporation, on behalf of itself and certain of its subsidiaries, and Sealed Air Corporation (US) entered into an amendment and incremental assumption agreement (the Amendment) whereby the Company's existing senior secured credit facility with Bank of America, N.A., as agent, and the other financial institutions party thereto, was amended. The Amendment provides for a new incremental term facility in an aggregate principal amount of up to $475 million, to be used, in part, to finance the acquisition of APS.
Amortization expense related to the senior secured credit facility was $0.5 million and $0.9 million for the three and six months ended June 30, 2019, and is included in interest expense, net in our Condensed Consolidated Statements of Operations.
Short-term Borrowings
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the revolving credit facility discussed above, and the amounts available under our accounts receivable securitization programs.

(In millions)	June 30, 2019	December 31, 2018
Used lines of credit(1)	$265.3	$232.8
Unused lines of credit	1,077.5	1,135.3
Total available lines of credit(2)	$1,342.8	$1,368.1

(1)	Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.

(2)	Of the total available lines of credit, $1,137.0 million was committed as of June 30, 2019.
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Third Amended and Restated Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Third Amended and Restated Credit Agreement). We were in compliance with the above financial covenants and limitations at June 30, 2019.
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
Net unrealized after-tax losses/gains related to cash flow hedging activities that were included in AOCL were a $0.1 million and $1.3 million loss for the three and six months ended June 30, 2019, respectively, and a $1.3 million and $2.4 million gain for the three and six months ended June 30, 2018, respectively. The unrealized amounts in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $0.1 million of net unrealized gains related to cash flow hedging activities included in AOCL will be reclassified into earnings within the next twelve months.
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
Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At June 30, 2019 and December 31, 2018, we had no outstanding interest rate swaps.
Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the translated value of the debt was $4.8 million ($3.6 million net of tax) as of June 30, 2019 and is reflected in AOCL on our Condensed Consolidated Balance Sheets.
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
For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, changes in fair values of the derivative instruments are recognized in unrealized net gains or loss on derivative instruments for net investment hedge, a component of AOCL, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in other income (expense), net on the Condensed Consolidated Statements of Operations.
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
The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow Hedge		Non-Designated as Hedging Instruments		Total
(In millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Derivative Assets
Foreign currency forward contracts	$0.8	$1.8	$1.9	$1.7	$2.7	$3.5
Total Derivative Assets	$0.8	$1.8	$1.9	$1.7	$2.7	$3.5

Derivative Liabilities
Foreign currency forward contracts	$(0.9)	$(0.2)	$(3.1)	$(2.7)	$(4.0)	$(2.9)
Total Derivative Liabilities(1)	$(0.9)	$(0.2)	$(3.1)	$(2.7)	$(4.0)	$(2.9)
Net Derivatives(2)	$(0.1)	$1.6	$(1.2)	$(1.0)	$(1.3)	$0.6

(1)	Excludes €400.0 million of euro-denominated debt ($452.1 million equivalent at June 30, 2019 and $454.9 million equivalent at December 31, 2018), designated as a net investment hedge.

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities
(In millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Gross position	$2.7	$3.5	$(4.0)	$(2.9)
Impact of master netting agreements	(1.8)	(1.4)	1.8	1.4
Net amounts recognized on the Condensed Consolidated Balance Sheets	$0.9	$2.1	$(2.2)	$(1.5)

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized on	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	Condensed Consolidated Statements of Operations	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$0.9	$(1.2)	$1.5	$(1.8)
Treasury locks	Interest expense, net	0.1	0.1	0.1	0.1
Sub-total cash flow hedges		1.0	(1.1)	1.6	(1.7)
Fair Value Hedges:
Interest rate swaps	Interest expense, net	0.2	0.1	0.3	0.2
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	(1.6)	(5.7)	(4.3)	(6.9)
Total		$(0.4)	$(6.7)	$(2.4)	$(8.4)

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

The following table details the fair value hierarchy of our financial instruments:

	June 30, 2019
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$40.7	$40.7	$—	$—
Derivative financial and hedging instruments net asset:
Foreign currency forward contracts and options	$(1.3)	$—	$(1.3)	$—

	December 31, 2018
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$38.6	$38.6	$—	$—
Derivative financial and hedging instruments net asset:
Foreign currency forward contracts	$0.6	$—	$0.6	$—

Cash Equivalents
Our cash equivalents at June 30, 2019 and December 31, 2018 consisted of bank time deposits (Level 1). Since these are short-term highly liquid investments with remaining maturities of 3 months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.
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
The table below shows the carrying amounts and estimated fair values of our debt, excluding our lease liabilities.

	June 30, 2019		December 31, 2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A Facility due July 2023(1)	$222.3	$222.3	$222.2	$222.2
6.50% Senior Notes due December 2020	424.3	440.7	424.0	440.1
4.875% Senior Notes due December 2022	421.5	445.8	421.1	421.2
5.25% Senior Notes due April 2023	421.6	448.3	421.2	424.5
4.50% Senior Notes due September 2023(1)	452.1	513.5	454.9	489.9
5.125% Senior Notes due December 2024	421.6	445.0	421.3	419.8
5.50% Senior Notes due September 2025	397.2	424.0	397.1	394.8
6.875% Senior Notes due July 2033	445.6	500.5	445.5	453.4
Other foreign borrowings(1)	90.5	87.4	98.5	99.2
Other domestic borrowings	178.0	178.0	168.4	170.0
Total debt(2)	$3,474.7	$3,705.5	$3,474.2	$3,535.1

(1)	Includes borrowings denominated in currencies other than U.S. dollars.

(2)	At June 30, 2019, the carrying amount and estimated fair value of debt exclude lease liabilities.
Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets and asset retirement obligations.
Note 16 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
The following tables show the components of our net periodic benefit cost (income) for our defined benefit pension plans for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost (income):
Service cost	$—	$1.0	$1.0	$0.1	$1.1	$1.2
Interest cost	1.8	3.7	5.5	1.6	3.9	5.5
Expected return on plan assets	(1.8)	(6.1)	(7.9)	(2.2)	(7.5)	(9.7)
Amortization of net prior service cost	—	0.1	0.1	—	—	—
Amortization of net actuarial loss	0.4	0.9	1.3	0.2	0.6	0.8
Net periodic cost (income)	0.4	(0.4)	—	(0.3)	(1.9)	(2.2)
Cost of settlement	—	0.1	0.1	—	0.1	0.1
Total benefit cost (income)	$0.4	$(0.3)	$0.1	$(0.3)	$(1.8)	$(2.1)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost (income):
Service cost	$—	$2.0	$2.0	$0.1	$2.1	$2.2
Interest cost	3.5	7.4	10.9	3.2	7.8	11.0
Expected return on plan assets	(3.6)	(12.2)	(15.8)	(4.4)	(14.9)	(19.3)
Amortization of net prior service cost	—	0.1	0.1	—	—	—
Amortization of net actuarial loss	0.7	1.8	2.5	0.5	1.2	1.7
Net periodic cost (income)	0.6	(0.9)	(0.3)	(0.6)	(3.8)	(4.4)
Cost of settlement	—	0.3	0.3	—	0.1	0.1
Total benefit cost (income)	$0.6	$(0.6)	$—	$(0.6)	$(3.7)	$(4.3)

The following table shows the components of our net periodic benefit cost (income) for our other post-retirement employee benefit plans for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Components of net periodic benefit cost (income):
Interest cost	$0.4	$0.4	$0.8	$0.7
Amortization of net prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of net actuarial gain	(0.1)	(0.1)	(0.1)	(0.1)
Net periodic cost	$0.2	$0.2	$0.5	$0.4

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
Our effective income tax rate was 32.5% and 32.2% for the three and six months ended June 30, 2019, respectively. In comparison to the U.S. statutory rate of 21.0%, the Company's effective income tax rate is negatively impacted by foreign earnings taxed at a higher rate, the effect of GILTI and other foreign income inclusions in the U.S. tax base, a U.S. audit assessment associated with foreign tax credit utilization in 2011, state income taxes and non-deductible expenses, and is positively impacted by the benefits for the release of valuation allowance on foreign deferred assets in Brazil related to improved profitability from Reinvent SEE initiatives and the U.S. Research and Development credit.
Our effective income tax rate was 28.7% and 154.1% for the three and six months ended June 30, 2018, respectively. In comparison to the U.S. statutory rate of 21.0%, the Company’s effective tax rate was negatively impacted by the Transition Tax and GILTI provisions associated with the TCJA, withholding taxes, non-deductible expenses and state income taxes, offset by the benefits from lapses in statute of limitations on foreign unrecognized tax benefits.
The decrease in valuation allowances for the three and six months ended June 30, 2019 was $8.1 million. The change in valuation allowances for the three and six months ended June 30, 2018 was not material.
We reported a net increase in unrecognized tax benefits in the three and six months ended June 30, 2019 of $7.7 million and $9.7 million, respectively, primarily related to a U.S. audit assessment and interest accruals on existing positions. We reported a net decrease in unrecognized tax benefits in the three months and six months ended June 30, 2018 of $10.7 million and $14.0 million, respectively, primarily related to statute of limitations lapses in foreign jurisdictions. Interest and penalties on tax assessments are included in income tax expense.

Note 18 Commitments and Contingencies
Cryovac Transaction Commitments and Contingencies
Refer to Part II, Item 8, Note 18, “Commitments and Contingencies,” to our audited Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for a description of the Settlement agreement (as defined therein).
Novipax Complaint
On March 31, 2017, a complaint was filed in the Superior Court of the State of Delaware against Sealed Air Corporation, Cryovac Inc., Sealed Air Corporation (US) and Sealed Air (Canada) Co./Cie. (individually and collectively the “Company”) styled Novipax Holdings LLC ("Novipax") v. Sealed Air Corporation, Cryovac Inc., Sealed Air Corporation (US) and Sealed Air (Canada) Co. / Cie. (the “Complaint”). The Complaint alleged claims for fraud, breach of contract, and unjust enrichment relating to the plaintiff's acquisition of the Company's North America foam trays and absorbent pads business in 2015 for $75.6 million. The relief sought included unspecified monetary damages, exemplary damages, rescission or recessionary damages, reasonable attorneys' fees and pre-judgment and post-judgment interest.
Depositions commenced in the first quarter of 2019, and the case was calendared for trial to commence in June 2019. During the second quarter of 2019, the Company engaged in mediation with Novipax to settle the claim and the parties reached a preliminary settlement agreement. To cover the estimated costs of settlement, including a one-time cash payment as well as accrual of expenses relating to a proposed supply agreement under which the Company would continue to purchase materials from Novipax for a specified period for use in the manufacturing of the Company’s products, the Company recorded a charge of $59.0 million during the second quarter, which is included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations. Subsequent to quarter end, on July 10, 2019 the settlement agreement was finalized and executed, and the parties agreed to the release and dismissal of the litigation claims.
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
As of June 30, 2019, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.
Note 19 Stockholders’ Deficit
Repurchase of Common Stock
In July 2015, our Board of Directors authorized a repurchase program of up to $1.5 billion of the Company’s common stock, reflecting its commitment to return value to shareholders. That repurchase program had no expiration date and replaced the previously authorized program, which was terminated. In March 2017, our Board of Directors authorized an increase to the existing share repurchase program by up to an additional $1.5 billion of the Company’s common stock. Additionally, on May 2, 2018, the Board of Directors increased the share repurchase program authorization to $1.0 billion. This new program has no expiration date and replaced the previous authorizations. Refer to Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for further information.
During the three and six months ended June 30, 2019, we repurchased 1,154,047 and 1,560,633 shares, for approximately $49.5 million and $67.2 million, with an average share price of $42.98 and $43.09, respectively. These repurchases were made under open market transactions, including through plans complying with Rule 10b5-1 under the of the Securities Exchange Act of 1934, as amended, and pursuant to the share repurchase program previously authorized by our Board of Directors.
During the three and six months ended June 30, 2018, we repurchased 1,780,578 and 10,575,532 shares, for approximately $77.1 million and $481.6 million, respectively. These repurchases were made under privately negotiated, accelerated share repurchase activities or open market transactions including through plans complying with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and pursuant to the share repurchase program previously authorized by our Board of Directors.
During the three and six months ended June 30, 2018, share purchases under open market transactions were 1,780,578 and 9,355,896 shares for approximately $77.1 million and $401.6 million with an average share price of $43.29 and $42.93, respectively.
Dividends
On May 16, 2019, our Board of Directors declared a quarterly cash dividend of $0.16 per common share, or $24.7 million, which was paid on June 21, 2019, to stockholders of record at the close of business on June 7, 2019.
On July 11, 2019, our Board of Directors declared a quarterly cash dividend of $0.16 per common share, which will be paid on September 20, 2019, to stockholders of record at the close of business on September 6, 2019.
The dividends paid in the six months ended June 30, 2019 were recorded as a reduction to cash and cash equivalents and retained earnings on our Condensed Consolidated Balance Sheets. Our credit facility and our notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Statements of Operations. There is no guarantee that our Board of Directors will declare any further dividends.
Share-based Compensation
In 2014, the Board of Directors adopted, and its stockholders approved the Omnibus Incentive Plan (“Omnibus Incentive Plan”). Under the Omnibus Incentive Plan, the maximum number of shares of Common Stock authorized was 4,250,000, plus total shares available to be issued as of May 22, 2014 under the 2002 Directors Stock Plan and the 2005 Contingent Stock Plan (collectively, the “Predecessor Plans”). The Omnibus Incentive Plan replaced the Predecessor Plans and no further awards were granted under the Predecessor Plans. The Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share units known as PSU awards, other stock awards and cash awards to officers, non-employee directors, key employees, consultants and advisers.
In 2018, the Board of Directors adopted, and its shareholders approved an amendment and restatement to the 2014 Omnibus Incentive Plan. The amended plan adds 2,199,114 shares of common stock to the share pool previously available under the Omnibus Incentive Plan.
We record share-based incentive compensation expense in selling, general and administrative expenses and cost of sales on our Condensed Consolidated Statements of Operations for both equity-classified and liability-classified awards. We record corresponding credit to additional paid-in capital within stockholders’ equity for equity-classified awards, and to either current or non-current liability for liability-classified awards based on the fair value of the share-based incentive compensation awards at the date of grant. Total expense for the liability-classified awards continues to be remeasured to fair value at the end of each reporting period. We recognize an expense or credit reflecting the straight-line recognition, net of estimated forfeitures, of the expected cost of the program. The number of Performance Share Units ("PSU") earned may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met.
The table below shows our total share-based incentive compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Total share-based incentive compensation expense(1)	$4.8	$7.1	$13.2	$14.6

(1)
The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock or the expense or income related to certain cash-based awards, however, the amounts include the expense related to share-based awards that are settled in cash.

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
Note 20 Accumulated Other Comprehensive Loss
The following table provides details of comprehensive income (loss) for the six months ended June 30, 2019 and 2018:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Losses on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2017	$(103.4)	$(694.4)	$(46.8)	$(0.3)	$(844.9)
Other comprehensive income (loss) before reclassifications	0.1	(28.7)	11.2	1.2	(16.2)
Less: amounts reclassified from accumulated other comprehensive loss	1.0	—	—	1.3	2.3
Net current period other comprehensive income (loss)	1.1	(28.7)	11.2	2.5	(13.9)
Balance at June 30, 2018(2)	$(102.3)	$(723.1)	$(35.6)	$2.2	$(858.8)

Balance at December 31, 2018(1)	$(136.4)	$(744.8)	$(41.9)	$2.7	$(920.4)
Other comprehensive income (loss) before reclassifications	—	6.3	2.3	(0.3)	8.3
Less: amounts reclassified from accumulated other comprehensive loss	1.7	—	—	(1.0)	0.7
Net current period other comprehensive income (loss)	1.7	6.3	2.3	(1.3)	9.0
Balance at June 30, 2019(2)	$(134.7)	$(738.5)	$(39.6)	$1.4	$(911.4)

(1)
In the fourth quarter of 2018, the Company Adopted ASU 2018-02. As part of the adoption, the Company elected to reclassify $13.4 million of stranded tax effects of the TCJA from AOCL to retained earnings. The impact of the ASU adoption has been allocated to unrecognized pension items, unrecognized gains (losses) on derivative instruments for net investment hedges and cash flow hedges.

(2)
The ending balance in AOCL includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $(0.4) million and $69.9 million as of June 30, 2019 and 2018, respectively.

The following table provides detail of amounts reclassified from AOCL:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019(1)	2018(1)	2019(1)	2018(1)	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefits:
Prior service credit	$—	$0.1	$0.1	$0.2
Actuarial losses	(1.2)	(0.7)	(2.4)	(1.6)
Total pre-tax amount	(1.2)	(0.6)	(2.3)	(1.4)	Other income (expense), net
Tax benefit	0.3	0.2	0.6	0.4
Net of tax	(0.9)	(0.4)	(1.7)	(1.0)
Net gains (losses) on cash flow hedging derivatives:
Foreign currency forward contracts(2)	0.9	(1.2)	1.5	(1.8)	Other income (expense), net
Treasury locks	0.1	0.1	0.1	0.1	Interest expense, net
Total pre-tax amount	1.0	(1.1)	1.6	(1.7)
Tax (expense) benefit	(0.4)	0.3	(0.6)	0.4
Net of tax	0.6	(0.8)	1.0	(1.3)
Total reclassifications for the period	$(0.3)	$(1.2)	$(0.7)	$(2.3)

(1)	Amounts in parenthesis indicate changes to earnings (loss).

(2)
These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 14, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements for additional details.

Note 21 Other Income (Expense), net
The following table provides details of other income (expense), net:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net foreign exchange transaction loss	$(1.5)	$(2.0)	$(2.6)	$(13.7)
Bank fee expense	(1.3)	(1.4)	(2.5)	(2.4)
Pension income other than service costs	0.5	2.7	0.9	5.2
Other, net(1)	6.2	1.8	7.4	—
Other income (expense), net	$3.9	$1.1	$3.2	$(10.9)

(1)
Cryovac Brasil Ltda., a Sealed Air subsidiary, received a final decision from the Brazilian court regarding a claim in which Sealed Air contended that certain indirect taxes paid were calculated on an incorrect amount. As a result, for the three and six months ended June 30, 2019, we recorded $4.8 million income to Other, net for a claim of overpaid taxes related to 2015 through 2018.

Note 22 Net Earnings (Loss) Per Common Share
The following table shows the calculation of basic and diluted net earnings (loss) per common share under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Basic Net Earnings (Loss) Per Common Share:
Numerator:
Net earnings (loss)	$33.2	$114.4	$90.7	$(86.2)
Distributed and allocated undistributed net earnings to unvested restricted stockholders	(0.1)	(0.6)	(0.2)	(0.3)
Distributed and allocated undistributed net earnings (loss)	33.1	113.8	90.5	(86.5)
Distributed net earnings - dividends paid to common stockholders	(24.6)	(25.5)	(49.4)	(51.9)
Allocation of undistributed net earnings (loss) to common stockholders	$8.5	$88.3	$41.1	$(138.4)
Denominator:
Weighted average number of common shares outstanding - basic	154.5	159.7	154.6	162.5
Basic net earnings per common share:
Distributed net earnings	$0.16	$0.16	$0.32	$0.32
Allocated undistributed net earnings (loss) to common stockholders	0.06	0.55	0.27	(0.85)
Basic net earnings (loss) per common share	$0.22	$0.71	$0.59	$(0.53)
Diluted Net Earnings (Loss) Per Common Share:
Numerator:
Distributed and allocated undistributed net earnings (loss)	$33.1	$113.8	$90.5	$(86.5)
Add: Allocated undistributed net earnings to unvested restricted stockholders	—	0.4	0.1	—
Less: Undistributed net earnings reallocated to unvested restricted stockholders	—	(0.4)	(0.1)	—
Net earnings (loss) available to common stockholders - diluted	$33.1	$113.8	$90.5	$(86.5)
Denominator:
Weighted average number of common shares outstanding - basic	154.5	159.7	154.6	162.5
Effect of contingently issuable shares	0.3	0.1	0.2	—
Effect of unvested restricted stock units	0.2	0.4	0.2	—
Weighted average number of common shares outstanding - diluted under two-class	155.0	160.2	155.0	162.5
Effect of unvested restricted stock - participating security	0.3	0.4	0.3	—
Weighted average number of common shares outstanding - diluted under treasury stock	155.3	160.6	155.3	162.5
Diluted net earnings (loss) per common share	$0.21	$0.71	$0.58	$(0.53)

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
Highlights of Financial Performance
Below are the highlights of our financial performance for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions, except per share amounts)	2019	2018	Change	2019	2018	Change
Net sales	$1,161.0	$1,155.2	0.5%	$2,273.7	$2,286.2	(0.5)%
Gross profit	$378.3	$363.5	4.1%	$743.5	$737.5	0.8%
As a % of net sales	32.6%	31.5%		32.7%	32.3%
Operating profit	$78.4	$160.2	(51.1)%	$219.5	$327.7	(33.0)%
As a % of net sales	6.8%	13.9%		9.7%	14.3%
Net earnings (loss) from continuing operations	$25.5	$83.3	(69.4)%	$89.8	$(124.7)	#
Gain on sale of discontinued operations, net of tax	7.7	31.1	(75.2)%	0.9	38.5	(97.7)%
Net earnings (loss)	$33.2	$114.4	(71.0)%	$90.7	$(86.2)	#
Basic:
Continuing operations	$0.16	$0.52	(69.2)%	$0.58	$(0.77)	#
Discontinued operations	0.06	0.19	(68.4)%	0.01	0.24	(95.8)%
Net earnings (loss) per common share - basic	$0.22	$0.71	(69.0)%	$0.59	$(0.53)	#
Diluted:
Continuing operations	$0.16	$0.52	(69.2)%	$0.58	$(0.77)	#
Discontinued operations	0.05	0.19	(73.7)%	—	0.24	#
Net earnings (loss) per common share - diluted	$0.21	$0.71	(70.4)%	$0.58	$(0.53)	#
Weighted average numbers of common shares outstanding:
Basic	154.5	159.7		154.6	162.5
Diluted	155.3	160.6		155.3	162.5
Non-U.S. GAAP Adjusted EBITDA from continuing operations(1)	$236.7	$217.5	8.8%	$452.5	$422.3	7.2%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$0.80	$0.64	25.0%	$1.40	$1.15	21.7%

#	Denotes a variance that is not meaningful.

(1)
See Note 6, “Segments,” of the Notes to Condensed Consolidated Financial Statements for a reconciliation of net earnings (loss) from continuing operations to non-U.S. GAAP Adjusted EBITDA from continuing operations.

(2)	See “Diluted Net Earnings (Loss) per Common Share” for a reconciliation of our EPS from continuing operations to our non-U.S. GAAP adjusted EPS from continuing operations.

Diluted Net Earnings (Loss) per Common Share
The following table presents a reconciliation of our EPS from continuing operations to non-U.S. GAAP adjusted EPS from continuing operations.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net (Loss) Earnings	Diluted EPS
U.S. GAAP net earnings (loss) and diluted EPS from continuing operations(1)	$25.5	$0.16	$83.3	$0.52	$89.8	$0.58	$(124.7)	$(0.77)
Special Items(2)	99.8	0.64	19.1	0.12	127.7	0.82	312.5	1.92
Non-U.S. GAAP adjusted net earnings and adjusted diluted EPS from continuing operations	$125.3	$0.80	$102.4	$0.64	$217.5	$1.40	$187.8	$1.15
Weighted average number of common shares outstanding - Diluted		155.3		160.6		155.3		162.5

(1)	Net earnings per common share are calculated under the two-class method.

(2)	Special Items include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Special Items:
Restructuring charges	$29.3	$7.1	$36.7	$15.7
Other restructuring associated costs(i)	21.3	(0.4)	38.0	1.8
Foreign currency exchange loss due to highly inflationary economies	1.3	—	2.1	—
Charges related to the Novipax settlement agreement	59.0	—	59.0	—
(Income) charges related to acquisition and divestiture activity	(0.5)	7.0	3.2	17.8
Loss (gain) from class-action litigation settlement	—	0.1	—	(12.6)
Other Special Items(ii)	7.3	1.7	14.7	1.9
Pre-tax impact of Special Items	117.7	15.5	153.7	24.6
Tax impact of Special Items and Tax Special Items(iii)	(17.9)	3.6	(26.0)	287.9
Net impact of Special Items	$99.8	$19.1	$127.7	$312.5
Weighted average number of common shares outstanding - Diluted	155.3	160.6	155.3	162.5
Loss per share impact from Special Items	$(0.64)	$(0.12)	$(0.82)	$(1.92)

(i)
Other restructuring associated costs for three and six months ended June 30, 2019, primarily relate to fees paid to third-party consultants in support of Reinvent SEE and costs related to property consolidations resulting from Reinvent SEE.

(ii)	Other Special Items for the three and six months ended June 30, 2019, primarily included fees related to professional services.

(iii)	Refer to note 1 to the table below for a description of Special Items related to tax.

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
U.S. GAAP Earnings before income tax provision from continuing operations	$37.8	$116.8	$132.5	$230.3
Pre-tax impact of Special Items	117.7	15.5	153.7	24.6
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$155.5	$132.3	$286.2	$254.9

U.S. GAAP Income tax provision from continuing operations	$12.3	$33.5	$42.7	$355.0
Tax Special Items(1)	(10.9)	(6.7)	(11.7)	(293.9)
Tax impact of Special Items	28.8	3.1	37.7	6.0
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$30.2	$29.9	$68.7	$67.1

U.S. GAAP Effective income tax rate	32.5%	28.7%	32.2%	154.1%
Non-U.S. GAAP Adjusted income tax rate	19.4%	22.6%	24.0%	26.3%

(1)
For the three and six months ended June 30, 2019, the Tax Special Items primarily include adjustments related to a U.S. audit assessment associated with foreign tax credit utilization in 2011. For the six months ended June 30, 2018, the Tax Special Items included $290 million of provisional tax expense for one-time tax on unrepatriated foreign earnings pursuant to the TCJA. Refer to Note 17, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements for additional information.

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
The following table presents the approximate favorable or (unfavorable) impact foreign currency translation had on our Condensed Consolidated Financial Results from continuing operations:

(In millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net sales	$(40.8)	$(93.6)
Cost of sales	30.4	67.6
Selling, general and administrative expenses	5.0	11.5
Net earnings	(1.9)	(8.8)
Adjusted EBITDA	(7.0)	(17.1)
Net Sales by Geographic Region
As part of the Company's Reinvent SEE strategy, we have evaluated and made adjustments to our regional operating model. As of January 1, 2019, our geographic regions are: North America, EMEA, South America and APAC. Our North American operations include Canada, the United States, Mexico and Central America. Mexico and Central America were previously included in Latin America.
The following table presents the components of the change in net sales by geographic region for the three and six months ended June 30, 2019 compared with the same period in 2018. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar” and the change in net sales excluding acquisitions and divestitures and the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as "organic." We believe using constant dollar and organic measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates and eliminates large fluctuations due to acquisitions or divestitures.

	Three Months Ended June 30,
(In millions)	North America		EMEA		South America		APAC		Total
2018 Net Sales	$660.2	57.2%	$262.5	22.7%	$55.3	4.8%	$177.2	15.3%	$1,155.2
Price	(2.7)	(0.4)%	0.7	0.3%	13.7	24.8%	0.2	0.1%	11.9	1.0%
Volume(1)	10.9	1.6%	(1.4)	(0.6)%	2.9	5.2%	(7.1)	(4.0)%	5.3	0.5%
Total organic change (non-U.S. GAAP)	8.2	1.2%	(0.7)	(0.3)%	16.6	30.0%	(6.9)	(3.9)%	17.2	1.5%
Acquisition	21.3	3.3%	—	—%	—	—%	8.1	4.6%	29.4	2.5%
Total constant dollar change (non-U.S. GAAP)	29.5	4.5%	(0.7)	(0.3)%	16.6	30.0%	1.2	0.7%	46.6	4.0%
Foreign currency translation	(1.1)	(0.2)%	(15.2)	(5.8)%	(15.7)	(28.4)%	(8.8)	(5.0)%	(40.8)	(3.5)%
Total change (U.S. GAAP)	28.4	4.3%	(15.9)	(6.1)%	0.9	1.6%	(7.6)	(4.3)%	5.8	0.5%

2019 Net Sales	$688.6	59.3%	$246.6	21.2%	$56.2	4.8%	$169.6	14.6%	$1,161.0

	Six Months Ended June 30,
(In millions)	North America		EMEA		South America		APAC		Total
2018 Net Sales	$1,299.2	56.8%	$520.4	22.8%	$114.3	5.0%	$352.3	15.4%	$2,286.2
Price	6.0	0.4%	2.2	0.4%	28.5	24.9%	0.3	0.1%	37.0	1.6%
Volume(1)	(2.9)	(0.2)%	(4.4)	(0.8)%	2.8	2.5%	(6.5)	(1.9)%	(11.0)	(0.5)%
Total organic change (non-U.S. GAAP)	3.1	0.2%	(2.2)	(0.4)%	31.3	27.4%	(6.2)	(1.8)%	26.0	1.1%
Acquisitions	42.6	3.3%	—	—%	—	—%	12.5	3.6%	55.1	2.4%
Total constant dollar change (non-U.S. GAAP)	45.7	3.5%	(2.2)	(0.4)%	31.3	27.4%	6.3	1.8%	81.1	3.5%
Foreign currency translation	(4.1)	(0.3)%	(35.8)	(6.9)%	(34.6)	(30.3)%	(19.1)	(5.4)%	(93.6)	(4.0)%
Total change (U.S. GAAP)	41.6	3.2%	(38.0)	(7.3)%	(3.3)	(2.9)%	(12.8)	(3.6)%	(12.5)	(0.5)%

2019 Net Sales	$1,340.8	59.0%	$482.4	21.2%	$111.0	4.9%	$339.5	14.9%	$2,273.7

(1)	Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.

Net Sales by Segment
The following table presents the components of change in net sales by reportable segment for the three and six months ended June 30, 2019 compared with the same period in 2018. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar” and the change in net sales excluding the impact of foreign currency translation and acquisitions and divestitures, a non-U.S. GAAP measure, which we define as "organic." We believe using constant dollar and organic measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates and eliminations large fluctuations due to acquisitions or divestitures.

	Three Months Ended June 30,
(In millions)	Food Care		Product Care		Total Company
2018 Net Sales	$713.0	61.7%	$442.2	38.3%	$1,155.2
Price	9.5	1.3%	2.4	0.5%	11.9	1.0%
Volume(1)	16.7	2.4%	(11.4)	(2.5)%	5.3	0.5%
Total organic change (non-U.S. GAAP)	26.2	3.7%	(9.0)	(2.0)%	17.2	1.5%
Acquisitions	3.0	0.4%	26.4	5.9%	29.4	2.5%
Total constant dollar change (non-U.S.GAAP)	29.2	4.1%	17.4	3.9%	46.6	4.0%
Foreign currency translation	(31.2)	(4.4)%	(9.6)	(2.1)%	(40.8)	(3.5)%
Total change (U.S. GAAP)	(2.0)	(0.3)%	7.8	1.8%	5.8	0.5%

2019 Net Sales	$711.0	61.2%	$450.0	38.8%	$1,161.0

	Six Months Ended June 30,
(In millions)	Food Care		Product Care		Total Company
2018 Net Sales	$1,409.3	61.6%	$876.9	38.4%	$2,286.2
Price	30.5	2.1%	6.5	0.7%	37.0	1.6%
Volume(1)	19.5	1.4%	(30.5)	(3.4)%	(11.0)	(0.5)%
Total organic change (non-U.S. GAAP)	50.0	3.5%	(24.0)	(2.7)%	26.0	1.1%
Acquisitions	3.0	0.3%	52.1	5.9%	55.1	2.4%
Total constant dollar change (non-U.S.GAAP)	53.0	3.8%	28.1	3.2%	81.1	3.5%
Foreign currency translation	(71.3)	(5.1)%	(22.3)	(2.5)%	(93.6)	(4.0)%
Total change (U.S. GAAP)	(18.3)	(1.3)%	5.8	0.7%	(12.5)	(0.5)%

2019 Net Sales	$1,391.0	61.2%	$882.7	38.8%	$2,273.7

(1)	Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
The following net sales discussion is on a reported and constant dollar basis.
Food Care
Three Months Ended June 30, 2019 Compared with the Same Period in 2018
As reported, net sales decreased $2 million, or less than 1% in 2019 compared with 2018. On a constant dollar basis, net sales increased $29 million, or 4% in 2019 compared with 2018 primarily due to the following:

•	higher volume of $17 million, primarily in North America;

•	favorable price impact of $9 million, primarily in South America driven by US dollar-based indexed price, partially offset in North America; and

•	contributions from acquisition activity of $3 million.

Six Months Ended June 30, 2019 Compared with the Same Period of 2018
As reported, net sales decreased $18 million, or 1%, in 2019 compared to 2018. On a constant dollar basis, net sales increased $53 million, or 4%, in 2019 compared with 2018 primarily due to the following:

•	favorable price impact of $30 million, primarily in South America, driven by US dollar-based indexed pricing;

•	higher volume of $20 million, particularly in North America with positive volume trends also in South America and APAC, slightly offset by EMEA; and

•	contributions from acquisition activity of $3 million.
Product Care
Three Months Ended June 30, 2019 Compared with the Same Period in 2018
As reported, net sales increased $8 million, or 2%, in 2019 as compared to 2018. On a constant dollar basis, net sales increased $17 million, or 4%, in 2019 compared with 2018 primarily due to the following:

•	$26 million related to an increase in sales due to the AFP acquired business; and

•	favorable price impact of $2 million, primarily in North America.
These were partially offset by:

•	lower volume of $11 million across all regions.
Six Months Ended June 30, 2019 Compared with the Same Period of 2018
As reported, net sales increased $6 million, or 1%, in 2019 as compared to 2018. On a constant dollar basis, net sales increased $28 million, or 3%, in 2019 compared with 2018 primarily due to the following:

•	$52 million related to an increase in sales due to the AFP acquired business; and

•	favorable price impact of $7 million, primarily in North America.
These were partially offset by:

•	lower volume of $31 million, primarily in North America and APAC.
Cost of Sales
Cost of sales for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2019	2018	Change	2019	2018	Change
Net sales	$1,161.0	$1,155.2	0.5%	$2,273.7	$2,286.2	(0.5)%
Cost of sales	782.7	791.7	(1.1)%	1,530.2	1,548.7	(1.2)%
As a % of net sales	67.4%	68.5%		67.3%	67.7%
Three Months Ended June 30, 2019 Compared with the Same Period in 2018
As reported, cost of sales decreased by $9 million, or 1%, in 2019 compared to 2018. Cost of sales was impacted by favorable foreign currency translation of $30 million. As a percentage of net sales, cost of sales decreased by 110 basis points, from 68.5% for the three months ended June 30, 2018 to 67.4% for the three months ended June 30, 2019, primarily due to Reinvent SEE initiatives, including productivity improvements and restructuring savings and lower input costs.
Six Months Ended June 30, 2019 Compared with the Same Period of 2018

As reported, cost of sales decreased by $19 million, or 1%, in 2019 compared to 2018. Cost of sales was impacted by favorable foreign currency translation of $68 million. As a percentage of net sales, cost of sales decreased by 40 basis points, from 67.7% for the six months ended June 30, 2018 to 67.3% for the six months ended June 30, 2019, primarily due improvements resulting from our Reinvent SEE initiatives, including productivity improvements and restructuring savings, as well as lower input costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") for the three and six months ended June 30, 2019 and 2018 are included in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2019	2018	Change	2019	2018	Change
Selling, general and administrative expenses	$266.2	$192.8	38.1%	$478.3	$386.8	23.7%
As a % of net sales	22.9%	16.7%		21.0%	16.9%
Three Months Ended June 30, 2019 Compared with the Same Period in 2018
As reported, SG&A expenses increased by $73 million, or 38%, in 2019 compared to 2018. SG&A expenses were impacted by favorable foreign currency translation of $5 million. On a constant dollar basis, SG&A expenses increased approximately $78 million, or 40%. The increase is a result of a $59 million charge recorded in the second quarter in connection with a preliminary settlement agreement with Novipax (pursuant to which the Company would make a one-time cash payment as well as enter into a supply agreement under which it would continue to purchase materials from Novipax for a specified period), as well as restructuring associated costs primarily with our Reinvent SEE program. These expenses were partially offset by cost savings resulting from our Reinvent SEE program.
Six Months Ended June 30, 2019 Compared with the Same Period of 2018

As reported, SG&A expenses increased by $92 million, or 24%, in 2019 as compared to 2018. SG&A expenses were impacted by favorable foreign currency translation of approximately $12 million. On a constant dollar basis, SG&A expenses increased approximately $104 million, or 27%. The increase is a result of a $59 million charge related to the preliminary settlement agreement with Novipax as well as restructuring associated primarily with our Reinvent SEE program. These expenses were partially offset by cost savings resulting from our Reinvent SEE program.
Amortization Expense of Intangible Assets Acquired
Amortization expense of intangible assets acquired for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2019	2018	Change	2019	2018	Change
Amortization expense of intangible assets acquired	$4.4	$3.4	29.4%	$9.0	$7.3	23.3%
As a % of net sales	0.4%	0.3%		0.4%	0.3%

The increase in amortization expense of intangibles for the three and six months ended June 30, 2019 was primarily related to the acquisition of AFP.
Reinvent SEE Strategy and Restructuring Activities
See Note 12, “Restructuring Activities,” of the Notes to Condensed Consolidated Financial Statements for additional details regarding each of the Company’s restructuring programs discussed below, restructuring plan’s accrual, spending and other activity for the six months ended June 30, 2019.
In December 2018, our Board of Directors approved a three-year restructuring program (“New Program”) to drive total annualized savings by the end of 2021 in the range of $215 to $235 million. The total cash cost of the New Program is estimated to be in the range of $190 to $220 million, which will be incurred primarily in 2019 and 2020.
Sealed Air combined the New Program with its existing restructuring program (“Program”) which was largely related to the elimination of stranded costs. The Program is estimated to generate incremental cost savings of $240 million to $260 million by the end of 2021. For the six months ended June 30, 2019, the Program generated incremental cost savings of $32 related to reductions in operating costs, $29 million related to restructuring actions and $14 million related to actions impacting price cost spread.
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
Interest expense, net for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2019	2018	Change	2019	2018	Change
Interest expense on our various debt instruments:
Term Loan A due July 2023(1)	$2.1	$2.4	$(0.3)	$4.3	$4.7	$(0.4)
Revolving credit facility due July 2023(1)	0.3	0.6	(0.3)	0.7	1.2	(0.5)
6.50% Senior Notes due December 2020	7.1	7.0	0.1	14.1	14.0	0.1
4.875% Senior Notes due December 2022	5.4	5.3	0.1	10.8	10.7	0.1
5.25% Senior Notes due April 2023	5.8	5.7	0.1	11.6	11.5	0.1
4.50% Senior Notes due September 2023	5.2	5.4	(0.2)	10.4	11.1	(0.7)
5.125% Senior Notes due December 2024	5.6	5.6	—	11.2	11.2	—
5.50% Senior Notes due September 2025	5.6	5.6	—	11.2	11.2	—
6.875% Senior Notes due July 2033	7.7	7.7	—	15.5	15.5	—
Other interest expense	4.6	4.6	—	9.0	8.7	0.3
Less: capitalized interest	(2.1)	(1.5)	(0.6)	(3.9)	(3.7)	(0.2)
Less: interest income	(4.1)	(3.9)	(0.2)	(6.8)	(9.6)	2.8
Total	$43.2	$44.5	$(1.3)	$88.1	$86.5	$1.6

(1)
On July 12, 2018, the Company and certain of its subsidiaries entered into the Third Amended and Restated Credit Agreement. On August 1, 2019, the Company and certain of its subsidiaries entered into amendment No. 2 to the Third Amended and Restated Agreement. See Note 13, "Debt and Credit Facilities," of the Notes to Condensed Consolidated Financial Statements for further details.

Other Income (Expense), net
Brazil Tax Credits
Cryovac Brasil Ltda., a Sealed Air subsidiary, received a final decision from the Brazilian court regarding a claim in which Sealed Air contended that certain indirect taxes paid were calculated on an incorrect amount. As a result of this case, the Company expects to receive credits on indirect tax payments in future periods. During the second quarter of 2019, the Company filed a return claim for the tax years of 2015 through 2018; as such, the Company has recorded $4.8 million to other income (expense), net on the Condensed Consolidated Statements of Operations. The Company is currently working on documentation and a claim for the tax years of 2010 through 2014. The Company may be able to claim an overpayment of indirect taxes paid as far back as 2002. Subsequent claims may result in material future credits related to prior periods; however, these amounts cannot be estimated at this time. The Company will record income for future credits once the amounts are realizable.
See Note 21, “Other Income (Expense), net,” of the Notes to Condensed Consolidated Financial Statements for additional components of other income (expense), net.

Income Taxes
Our effective income tax rate for the three and six months ended June 30, 2019 was 33% and 32%, respectively. The Company expects its effective tax rate related to continuing operations for the remainder of 2019 to be approximately 31% based on its projected mix of earnings, although the actual effective tax rate could vary from the anticipated rate as a result of many factors, including but not limited to the following:

•	The actual mix of earnings by jurisdiction could fluctuate from the Company’s projection;

•
The tax effects of discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations, which are reflected in the period in which they occur; and

•	Any future legislative changes, and any related additional tax optimization efforts to address these changes.
Due to the uncertainty in predicting these items, it is possible that the actual effective tax rate used for financial reporting purposes will change in future periods.
Our effective income tax rate for the three and six months ended June 30, 2018 was 29% and 154%, respectively. In comparison to the U.S. statutory rate of 21%, the Company’s effective tax rate was negatively impacted primarily by the Transition Tax and GILTI provisions associated with the TCJA. Tax expense reflected $290 million of discrete expense for the provisional tax estimate under SAB 118 related to the one-time mandatory tax on previously deferred foreign earnings of U.S subsidiaries under TCJA.
Our effective income tax rate depends upon the realization of our net deferred tax assets. We have deferred tax assets related to accruals not yet deductible for tax purposes, state and foreign net operating loss carryforwards and investment tax allowances, employee benefit items, and other items.
The U.S. Internal Revenue Service is currently auditing the 2011-2014 consolidated U.S. federal income tax returns of the Company. Included in the audit of the 2014 return is the examination by the IRS with respect to the Settlement agreement deduction and the related carryback to tax years 2004-2012. The outcome of the examination may require us to make a significant payment.
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
The decrease in valuation allowances for the three and six months ended June 30, 2019 was $8 million. The change in valuation allowances for the three and six months ended June 30, 2018 was not material.
We reported a net increase in unrecognized tax benefits in the three and six months ended June 30, 2019 of $8 million and $10 million, respectively, primarily related to an audit assessment in the U.S. and interest accruals on existing positions. Interest and penalties on tax assessments are included in income tax expense. We reported a net decrease in unrecognized tax benefits in the three months and six months ended June 30, 2018 of $11 million and $14 million, respectively, primarily related to statute of limitations lapses in foreign jurisdictions.
Net Earnings (Loss) from Continuing Operations
Net earnings (loss) from continuing operations for the three and six months ended June 30, 2019 and 2018 are included in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2019	2018	Change	2019	2018	Change
Net earnings (loss) from continuing operations	$25.5	$83.3	(69.4)%	$89.8	$(124.7)	(172.0)%

Three Months Ended June 30, 2019 Compared with the Same Period in 2018
For the three months ended June 30, 2019, net earnings was unfavorably impacted by $100 million of Special Items, after tax. Special Items were primarily the result of a $59 million ($44 million, net of taxes) charge related to the Novipax settlement as well as $51 million ($36 million, net of taxes) in restructuring and restructuring associated costs primarily with our Reinvent SEE program.
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

Six Months Ended June 30, 2019 Compared with the Same Period of 2018
For the six months ended June 30, 2019, net earnings was unfavorably impacted by $128 million of Special Items after tax, which were primarily the result of a $59 million ($44 million, net of taxes) charge related to the Novipax settlement as well as $74 million ($55 million, net of taxes) in restructuring and restructuring associated costs primarily with our Reinvent SEE program.

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

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2019	2018	Change	2019	2018	Change
Food Care	$155.6	$135.4	14.9%	$298.5	$270.1	10.5%
Adjusted EBITDA Margin	21.9%	19.0%		21.5%	19.2%
Product Care	84.0	78.5	7.0%	159.0	156.9	1.3%
Adjusted EBITDA Margin	18.7%	17.8%		18.0%	17.9%
Corporate	(2.9)	3.6	(180.6)%	(5.0)	(4.7)	6.4%
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$236.7	$217.5	8.8%	$452.5	$422.3	7.2%
Adjusted EBITDA Margin	20.4%	18.8%		19.9%	18.5%
The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment.
Food Care
Three Months Ended June 30, 2019 Compared with the Same Period in 2018

On a reported basis, Adjusted EBITDA increased $20 million in 2019 as compared to the same period in 2018. Adjusted EBITDA was impacted by unfavorable foreign currency translation of approximately $5 million. On a constant dollar basis, Adjusted EBITDA increased $25 million, or 19%, in 2019 compared with the same period in 2018 primarily due to the impact of:

•	Price cost spread of $8 million and restructuring savings of $10 million both of which benefited from our Reinvent SEE actions; and

•	Business growth including $6 million from higher volume.
Six Months Ended June 30, 2019 Compared with the Same Period of 2018
On a reported basis, Adjusted EBITDA increased $28 million in 2019 as compared to the same period in 2018. Adjusted EBITDA was impacted by unfavorable foreign currency translation of approximately $13 million. On a constant dollar basis, Adjusted EBITDA increased $42 million, or 15%, in 2019 compared with the same period in 2018 primarily due to the impact of:

•	Price cost spread of $26 million and restructuring savings of $17 million, both of which benefited from our Reinvent SEE actions; and

•	Business growth including $6 million from higher volume.
These were partially offset by:

•	Higher operating costs of $7 million, including labor inflation and investment in the business as well as benefits from our Reinvent SEE actions.

Product Care
Three Months Ended June 30, 2019 Compared with the Same Period in 2018
On a reported basis, Adjusted EBITDA increased $6 million in 2019 compared to the same period in 2018. Adjusted EBITDA was impacted by unfavorable foreign currency translation of approximately $2 million. On a constant dollar basis, Adjusted EBITDA increased $7 million, or 9%, in 2019 compared with the same period in 2018 primarily as a result of:

•	Price cost spread of $11 million and restructuring savings of $7 million, both of which benefited from our Reinvent SEE actions; and

•	Contributions from recent acquisitions of $1 million.
These were partially offset by:

•	Higher operating costs of $8 million including labor inflation, investment in the business, and non-material manufacturing costs as well as benefits from our Reinvent SEE actions; and

•	lower volume of $4 million, primarily driven by economic headwinds, particularly in the industrial sector.
Six Months Ended June 30, 2019 Compared with the Same Period of 2018
On a reported basis, Adjusted EBITDA increased $2 million in 2019 as compared to the same period in 2018. Adjusted EBITDA was impacted by unfavorable foreign currency translation of approximately $4 million. On a constant dollar basis, Adjusted EBITDA increased $6 million, or 4%, in 2019 compared with the same period in 2018 primarily as a result of:

•	Price cost spread of $15 million and restructuring savings of $11 million, both benefited from our Reinvent SEE actions; and

•	Contributions from recent acquisitions of $1 million.
These was partially offset by:

•	Higher operating costs of $9 million, including labor inflation, investment in the business, and non-material manufacturing costs as well as benefits from our Reinvent SEE actions; and

•	lower volume of $12 million, primarily driven by economic headwinds, particularly in the industrial sector.

Corporate
Three Months Ended June 30, 2019 Compared with the Same Period in 2018
The increase in Corporate expenses by $7 million in the three months ended June 30, 2019 compared to the same period in 2018 was primarily driven by foreign currency impact and a decrease in income related to some of the closed defined benefit pension plans.
Six Months Ended June 30, 2019 Compared with the Same Period of 2018

Corporate Adjusted EBITDA was flat on an as reported basis in the six months ended June 30, 2019 as compared with the same period in 2018.
Reconciliation of U.S. GAAP Net Earnings (Loss) from Continuing Operations to non-U.S. GAAP Total Company Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net earnings (loss) from continuing operations	$25.5	$83.3	$89.8	$(124.7)
Interest expense, net	43.2	44.5	88.1	86.5
Income tax provision	12.3	33.5	42.7	355.0
Depreciation and amortization, net of adjustments(1)	38.0	40.7	78.2	80.9
Special Items:
Restructuring charges(2)	29.3	7.1	36.7	15.7
Other restructuring associated costs(3)	21.3	(0.4)	38.0	1.8
Foreign currency exchange loss due to highly inflationary economies	1.3	—	2.1	—
Charges related to the Novipax settlement agreement	59.0	—	59.0	—
(Income) charges related to acquisition and divestiture activity	(0.5)	7.0	3.2	17.8
Loss (gain) from class-action litigation settlement	—	0.1	—	(12.6)
Other Special Items(4)	7.3	1.7	14.7	1.9
Pre-tax impact of Special Items	117.7	15.5	153.7	24.6
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$236.7	$217.5	$452.5	$422.3

(1)	Depreciation and amortization by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Food Care	$25.0	$27.2	$51.2	$54.1
Product Care	13.1	13.6	28.0	27.1
Total Company depreciation and amortization(i)	38.1	40.8	79.2	81.2
Depreciation and amortization adjustments	(0.1)	(0.1)	(1.0)	(0.3)
Depreciation and amortization, net of adjustments	$38.0	$40.7	$78.2	$80.9

(i)
Includes share-based incentive compensation of $5 million and $13 million for the three and six months ended June 30, 2019, respectively, and $8 million and $15 million for the three and six months ended June 30, 2018, respectively.

(2)	Restructuring charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Food Care	$18.6	$1.5	$22.4	$6.1
Product Care	10.7	5.6	14.3	9.6
Total Company restructuring charges	$29.3	$7.1	$36.7	$15.7

(3)
Other restructuring associated costs for three and six months ended June 30, 2019, primarily relate to fees paid to third-party consultants in support of Reinvent SEE and costs related to property consolidations resulting from Reinvent SEE.

(4)	Other Special Items for the three and six months ended June 30, 2019, primarily included fees related to professional services.
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
As of June 30, 2019, we had cash and cash equivalents of $222 million, of which approximately $167 million, or 75%, was located outside of the U.S. As of June 30, 2019, cash trapped outside of the U.S was not material. Our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that in the near term cash located outside of the U.S. will be needed to satisfy its obligations, dividends and other demands for cash in the U.S.
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

(In millions)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$222.2	$271.7

See “Analysis of Historical Cash Flow” below.
Accounts Receivable Securitization Programs
At June 30, 2019 we had $137 million available to us under the U.S. and European programs of which we had $79 million borrowed under the European program. At December 31, 2018, we had $150 million available to us under the programs of which we had $84 million borrowed under the European program. See Note 10, “Accounts Receivable Securitization Programs,” of the Notes to Condensed Consolidated Financial Statements for information concerning these programs.
Lines of Credit
At June 30, 2019 and December 31, 2018, we had a $1.0 billion revolving credit facility and had $178 million and $140 million of outstanding borrowings under the facility, respectively. In July 2018, we amended and restated our senior secured credit facility, including the revolving credit facility. In August 2019, the Company and certain of its subsidiaries entered into amendment No. 2 to the Third Amended and Restated Agreement. See Note 13, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.
There was $9 million outstanding under various lines of credit extended to our subsidiaries at June 30, 2019 and December 31, 2018. See Note 13, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.

Covenants
At June 30, 2019, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 13, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.
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
Outstanding Indebtedness
At June 30, 2019 and December 31, 2018, our total debt outstanding consisted of the amounts set forth in the following table.

(In millions)	June 30, 2019	December 31, 2018
Short-term borrowings	$265.3	$232.8
Current portion of long-term debt	31.6	4.9
Total current debt	296.9	237.7
Total long-term debt, less current portion(1)	3,291.7	3,236.5
Total debt	3,588.6	3,474.2
Less: Cash and cash equivalents	(222.2)	(271.7)
Net Debt	$3,366.4	$3,202.5

(1)	Amounts are net of unamortized discounts and debt issuance costs of $22 million as June 30, 2019 and $24 million as of December 31, 2018.
See Note 13, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Condensed Consolidated Statements of Cash Flows in the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
(In millions)	2019	2018
Net cash provided by operating activities	$169.3	$36.6
Net cash used in investing activities	(124.4)	(80.8)
Net cash used in financing activities	(98.2)	(362.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	3.8	(7.0)

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(In millions)	2019	2018	Change
Cash flow provided by operating activities	$169.3	$36.6	$132.7
Capital expenditures	(94.5)	(73.7)	(20.8)
Free cash flow(1)	$74.8	$(37.1)	$111.9

(1)	Free cash flow was $(5) million in the six months ended June 30, 2018 excluding the payment of charges related to the sale of Diversey and efforts to address related stranded costs of $33 million.
Net Cash Provided by Operating Activities
Six Months Ended June 30, 2019
Net cash provided by operating activities of $169 million in the six months ended June 30, 2019 was primarily attributable to:

•
$91 million of net earnings, as well as $90 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities primarily including depreciation and amortization, share-based incentive compensation expenses and profit sharing expenses; and

•
$52 million of changes in other liabilities and assets balances. This activity reflects timing of accrued liabilities including accrued restructuring, taxes payable and various other liabilities including the accrued settlement to Novipax.

These were partially offset by:

•	$63 million of changes in working capital, including an increase in inventory reflecting the timing of raw material purchases as well as a decrease to accounts payable.
Six Months Ended June 30, 2018
Net cash provided by operating activities of $37 million in the six months ended June 30, 2018 was primarily attributable to:

•	$73 million change in tax payable/receivable balances. This activity reflects an increase of provisional tax expense for the one-time tax on unrepatriated foreign earnings pursuant to the TCJA.
These were partially offset by:

•
$86 million of net loss, which was offset by $122 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, primarily attributable to an increase in deferred taxes, depreciation and amortization, share-based incentive compensation expenses and profit sharing expenses;

•
$58 million of changes in working capital, as a result of an increase in inventory partially offset by increases in accounts payable and a decrease in net trade receivables. This activity reflects the timing of inventory purchases and an increase in inventory stock due to an increase in sales year over year; and

•
$14 million of changes in other liabilities and assets. This activity primarily reflects a one-time payment in lieu of certain future royalty payments and the timing of incentive compensation payments.

Net Cash Used in Investing Activities
Six Months Ended June 30, 2019
Net cash used in investing activities of $124 million in the six months ended June 30, 2019 primarily consisted of the following:

•	capital expenditures of $95 million;

•	$23 million for acquisition activity during the quarter; and

•	$7 million related to settlements of foreign currency forward contracts and other investing activity.
Six Months Ended June 30, 2018
Net cash used in investing activities of $81 million in the six months ended June 30, 2018 primarily consisted of the following:

•	capital expenditures of $74 million;

•	an increase in cost method investments of $8 million; and
These were partially offset by:

•	$8 million related to proceeds from the sale of businesses and working capital adjustments for acquisitions.
Net Cash Used in Financing Activities
Six Months Ended June 30, 2019
Net cash used in financing activities of $98 million in the six months ended June 30, 2019 was primarily due to the following:

•	repurchases of common stock of $67 million;

•	payments of quarterly dividends of $50 million; and

•	netting of common stock for tax withholding obligations relating to stock-based compensation of $11 million.
These factors were partially offset by:

•	an increase in net proceeds from borrowings of $29 million primarily due to draws on our local lines of credit for use of working capital as well as new lease activity.
Six Months Ended June 30, 2018
Net cash used in financing activities of $363 million in the six months ended June 30, 2018 was primarily due to the following:

•	repurchases of common stock of $408 million;

•	payments of quarterly dividends of $54 million; and

•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $6 million.
These factors were partially offset by:

•	an increase in borrowings of $106 million primarily due to an increase in borrowings under our accounts receivable securitization programs.
Changes in Working Capital

(In millions)	June 30, 2019	December 31, 2018	Change
Working capital (current assets less current liabilities)	$(10.8)	$66.2	$(77.0)
Current ratio (current assets divided by current liabilities)	1.0x	1.0x
Quick ratio (current assets, less inventories divided by current liabilities)	0.6x	0.7x

The $77 million, or 116%, decrease in working capital reflected:

•
a decrease in cash and cash equivalents of $50 million related primarily to investing and financing activities, including the payment of dividends and repurchases of our common stock, partially offset by cash generated from operations;

•
an increase in current portion of long-term debt of $27 million and short-term borrowings of $33 million due to the recognition of operating leases resulting from the adoption of ASU 2016-02 and a net increase in borrowings under our revolving credit facility and accounts receivable securitization programs; and

•	an increase in other current liabilities of $32 million, reflecting the timing of accrued liabilities including the accrued settlement payment to Novipax, taxes payable and various other liabilities.
These were partially offset by increases in current assets, the largest of which is:

•	an increase in inventories, net of $51 million due to the timing of inventory purchases and an inventory stock build to meet forecasted demand as well as an increase in safety stock
Changes in Stockholders’ Deficit
The $7 million, or 2%, decrease in stockholders’ deficit in the six months ended June 30, 2019 was primarily due to the following:

•	net earnings of $91 million;

•	stock issued for profit sharing contribution paid in stock of $22 million;

•
miscellaneous less material impacts including cumulative translation adjustment of $6 million, effect of share-based incentive compensation of $3 million, recognition of pension items, net of taxes of $2 million and unrealized gains on derivative instruments of $1 million.

These were partially offset by:

•	a net increase in shares held in treasury of $67 million; and

•	dividends paid and accrued on our common stock of $50 million.
We repurchased approximately 1.6 million shares of our common stock in the six months ended June 30, 2019 for $67 million. See Note 19, “Stockholders’ Deficit,” of the Notes to Condensed Consolidated Financial Statements for further details.
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
Foreign Currency Forward Contracts

At June 30, 2019, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2018 Form 10-K with the exception of the adoption of ASU 2016-02 which is discussed further in Note 4, "Leases," of the Notes to Condensed Consolidated Financial Statements. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2018 Form 10-K.

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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At June 30, 2019, we had no outstanding interest rate swaps, collars or options.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 14, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 15, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $59 million in the fair value of the total debt balance at June 30, 2019. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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

Argentina
Recent economic events in Argentina have continued to expose us to heightened levels of foreign currency exchange risks. As of July 1, 2018, Argentina's economy was designated as a hyper-inflationary economy. For the three and six months ended June 30, 2019, we recognized a net foreign currency exchange loss of $1 million and $2 million, respectively, within Foreign currency exchange loss due to highly inflationary economies on the Condensed Consolidated Statements of Operations, primarily related to the designation of Argentina as a highly inflationary economy under U.S GAAP. See Note 1, "Organization and Basis of Presentation," of the Notes to Condensed Consolidated Financial Statements for additional information. As of June 30, 2019, 1% of our consolidated net sales were derived from products sold in Argentina and net assets include $3 million of cash and cash equivalents. Also, as of June 30, 2019, our Argentina subsidiaries had a negative cumulative translation adjustment balance of $24 million.
Russia
The U.S. and the European Union (EU) have imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities. Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products. These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however, they may limit the amount of future business the Company does with customers involved in activities in Russia. However, as of June 30, 2019, we do not anticipate these events will have a material impact to our 2019 result of operations. As of June 30, 2019, 2% of our consolidated net sales were derived from products sold into Russia and net assets include $13 million of cash and cash equivalents. Also, as of June 30, 2019, our Russian subsidiaries had a negative cumulative translation adjustment balance of $28 million.
Brazil
Recent economic events in Brazil, including the increase in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of June 30, 2019, we do not anticipate these events will have a material impact on our 2019 results of operations. As of June 30, 2019, 3% of our consolidated net sales were derived from products sold into Brazil and net assets include $5 million of cash and cash equivalents. Also, as of June 30, 2019, our Brazil subsidiaries had a negative cumulative translation adjustment balance of $32 million.
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
Brexit may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. Continued devaluation of the Sterling will have a negative impact on our financial results reported in US Dollar. However, as of June 30, 2019, we do not anticipate these events will have a material impact on our 2019 results of operations. As of June 30, 2019, 3% of our consolidated net sales were derived from products sold into the United Kingdom and net assets include $2 million of cash and cash equivalents. Also, as of June 30, 2019, our United Kingdom subsidiaries had a negative cumulative translation adjustment balance of $32 million.
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
We have deployed a cross-functional project team working to mitigate the impact and risk associated with Brexit. We continue to monitor the progress of the final terms of the United Kingdom's exit from the European Union along with associated impacts to our business.
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at June 30, 2019 would have caused us to pay approximately $52 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
Our foreign currency forward contracts are described in Note 14, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference.
Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the translated value of the debt was $5 million as of June 30, 2019 and is reflected in long-term debt on our Condensed Consolidated Balance Sheets.
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
For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, settlements and changes in fair values of the derivative instruments are recognized in unrealized net gains or loss on derivative instruments for net investment hedge, a component of accumulated other comprehensive loss, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in other income (expense), net on the Condensed Consolidated Statements of Operations.
Other Derivative Instruments
We may use other derivative instruments from time to time to manage exposure to foreign exchange rates and to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency.
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $621 million at June 30, 2019 and $590 million at December 31, 2018.
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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $1 million and $2 million for the three and six months ended June 30, 2019, respectively, and less than $1 million and $1 million for the three and six months ended June 30, 2018, respectively. The allowance for doubtful accounts was $10 million and $9 million at June 30, 2019 and December 31, 2018, respectively.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company has received from the staff of the SEC subpoenas for documents and requests for information in connection with the SEC's previously disclosed investigation. Those subpoenas and requests seek documents and information regarding the Company's accounting for income taxes, its financial reporting and disclosures, the process by which the Company selected its independent audit firm beginning with fiscal year 2015, the independence of that audit firm, and other matters.
Following the announcement on June 20, 2019 that the Company had terminated the employment of William G. Stiehl as Chief Financial Officer, the Company received a Grand Jury subpoena from the United States Attorney's Office for the Western District of North Carolina (the "U.S. Attorney's Office") seeking documents relating to that termination and relating to the process by which the Company selected its independent audit firm beginning with fiscal year 2015.
The Company is fully cooperating with the SEC and the U.S. Attorney's Office and cannot predict the outcome or duration of either of those investigations.
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our condensed consolidated financial condition or results of operations.
Item 1A.  Risk Factors.
There have been no significant changes to our risk factors since December 31, 2018, with the exception of an additional risk factor related to the ongoing investigations by the U.S. Department of Justice and the SEC.
We are involved in ongoing investigations by the U.S. Department of Justice and U.S. Securities and Exchange Commission, the results of which could adversely impact our business and results of operations and our ability to comply with certain obligations imposed by federal securities laws and other applicable rules.
The Company has received from the staff of the SEC subpoenas for documents and requests for information in connection with the SEC's previously disclosed investigation. Those subpoenas and requests seek documents and information regarding the Company's accounting for income taxes, its financial reporting and disclosures, the process by which the Company selected its independent audit firm beginning with fiscal year 2015, the independence of that audit firm, and other matters. The Company has also received a Grand Jury subpoena from the U.S. Attorney's Office seeking documents relating to the termination of our former CFO and relating to the process by which the Company selected its independent audit firm beginning with fiscal year 2015.
The Company is fully cooperating with the SEC and the U.S. Attorney's Office. However, we cannot predict the outcome or duration of either of those investigations and there can be no guarantee as to the amount of internal and external resources we may need to devote to responding to any further requests we may receive from the SEC and/or the U.S. Attorney's Office. In addition, if the SEC and/or the U.S. Attorney's Office were to charge the Company with violations, we could potentially be subject to fines, penalties or other adverse consequences, and our business and financial condition could be adversely impacted. Furthermore, any determination that the Company’s audit firm was not independent could require that certain of our historical financial statements be re-audited by a new independent registered public accounting firm which could affect our ability to comply with certain reporting obligations imposed by federal securities laws.
For a discussion of our risk factors, please refer to Part I, Item 1A, “Risk Factors,” of our 2018 Form 10-K.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(c)     Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended June 30, 2019, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of March 31, 2019				$757,246,697
April 1, 2019 through April 30, 2019	9,194	$—	—	757,246,697
May 1, 2019 through May 31, 2019	1,166,362	$42.98	1,154,047	707,648,181
June 1, 2019 through June 30, 2019	12,310	$—	—	707,648,181
Total	1,187,866		1,154,047	$707,648,181

(1)
On July 9, 2015, the Board of Directors authorized a stock repurchase program to repurchase up to $1.5 billion of the Company’s issued and outstanding common stock. This program replaced the previous stock repurchase program approved in August 2007. On March 25, 2017, the Board of Directors authorized up to an additional $1.5 billion of repurchases of the Company’s outstanding common stock under such program. Additionally, on May 2, 2018, the Board of Directors increased the share repurchase program authorization to $1.0 billion. This new program has no expiration date and replaced the previous authorizations. We from time to time acquire shares by means of (i) open market transactions, including through plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and privately negotiated transactions, including accelerated share repurchase programs, pursuant to our publicly announced program described above, (ii) shares withheld from awards under our Omnibus Incentive Plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (iii) shares reacquired pursuant to the forfeiture provision of our Omnibus Incentive Plan. We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable. For shares withheld for minimum tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the Omnibus Incentive Plan as those shares are simply forfeited.

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column (a)	Forfeitures under Omnibus Incentive Plan	Total
	(a)	(b)	(c)	(d)
April 2019	2,016	$45.95	7,178	9,194
May 2019	1,262	$46.62	11,053	12,315
June 2019	2,658	$45.65	9,652	12,310
Total	5,936		27,883	33,819

Item 6.  Exhibits

Exhibit Number	Description
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

10.1	Equity Purchase Agreement, dated as of April 30, 2019, by and between the Company, Automated Packaging Systems, Inc. and the Seller Parties named therein.
10.2
Offer Letter Agreement, dated June 20, 2019, between James M. Sullivan and Sealed Air Corporation. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 19, 2019, File No. 1-12139, is incorporated herein by reference.)*

31.1	Certification of Edward L. Doheny II pursuant to Rule 13a-14(a), dated August 2, 2019.
31.2	Certification of James M. Sullivan pursuant to Rule 13a-14(a), dated August 2, 2019.
32	Certification of Edward L. Doheny II and James M. Sullivan, pursuant to 18 U.S.C. § 1350, dated August 2, 2019.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: August 2, 2019	By:	/s/ James M. Sullivan
James M. Sullivan
Chief Financial Officer