Form 10-Q
period 2019-09-30
SEALED AIR CORP/DE
filed 2019-11-08
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 154,515,743 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of November 4, 2019.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(unaudited)

(In USD millions, except share and per share data)	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$200.0	$271.7
Trade receivables, net of allowance for doubtful accounts of $9.8 in 2019 and $9.1 in 2018	449.0	473.4
Income tax receivables	43.1	58.4
Other receivables	79.6	81.3
Inventories, net of inventory reserves of $25.7 in 2019 and $18.1 in 2018	618.3	544.9
Prepaid expenses and other current assets	201.4	125.1
Total current assets	1,591.4	1,554.8
Property and equipment, net	1,115.8	1,036.2
Goodwill	2,213.1	1,947.6
Identifiable intangible assets, net	182.1	101.7
Deferred taxes	175.8	170.5
Operating lease right-of-use assets	80.3	—
Other non-current assets	317.9	239.4
Total assets	$5,676.4	$5,050.2
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$205.0	$232.8
Current portion of long-term debt	14.2	4.9
Current portion of operating lease liabilities	24.6	—
Accounts payable	712.7	765.0
Accrued restructuring costs	41.1	33.5
Income tax payable	22.3	23.5
Other current liabilities	482.4	428.9
Total current liabilities	1,502.3	1,488.6
Long-term debt, less current portion	3,694.0	3,236.5
Long-term operating lease liabilities, less current portion	57.4	—
Deferred taxes	20.3	20.4
Other non-current liabilities	706.5	653.3
Total liabilities	5,980.5	5,398.8
Commitments and contingencies - Note 18
Stockholders’ deficit:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2019 and 2018	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 231,627,311 in 2019 and 231,619,037 in 2018; shares outstanding: 154,517,589 in 2019 and 155,654,370 in 2018	23.2	23.2
Additional paid-in capital	2,064.7	2,049.6
Retained earnings	1,919.2	1,835.5
Common stock in treasury, 77,109,722 shares in 2019 and 75,964,667 shares in 2018	(3,382.4)	(3,336.5)
Accumulated other comprehensive loss, net of taxes	(928.8)	(920.4)
Total stockholders’ deficit	(304.1)	(348.6)
Total liabilities and stockholders’ deficit	$5,676.4	$5,050.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In USD millions, except per share data)	2019	2018	2019	2018
Net sales	$1,218.5	$1,186.2	$3,492.2	$3,472.4
Cost of sales	826.5	820.7	2,356.7	2,369.4
Gross profit	392.0	365.5	1,135.5	1,103.0
Selling, general and administrative expenses	221.6	192.1	699.9	578.9
Amortization expense of intangible assets acquired	9.5	3.6	18.5	10.9
Restructuring charges	6.9	6.6	43.6	22.3
Operating profit	154.0	163.2	373.5	490.9
Interest expense, net	(48.5)	(44.8)	(136.6)	(131.3)
Foreign currency exchange (loss) gain due to highly inflationary economies	(1.3)	0.4	(3.4)	0.4
Other (expense) income, net	(1.9)	(9.8)	1.3	(20.7)
Earnings before income tax provision	102.3	109.0	234.8	339.3
Income tax provision	22.8	33.4	65.5	388.4
Net earnings (loss) from continuing operations	79.5	75.6	169.3	(49.1)
(Loss) Gain on sale of discontinued operations, net of tax	(11.5)	3.4	(10.6)	41.9
Net earnings (loss)	$68.0	$79.0	$158.7	$(7.2)
Basic:
Continuing operations	$0.52	$0.48	$1.10	$(0.31)
Discontinued operations	(0.08)	0.02	(0.07)	0.26
Net earnings (loss) per common share - basic	$0.44	$0.50	$1.03	$(0.05)
Diluted:
Continuing operations	$0.51	$0.48	$1.09	$(0.31)
Discontinued operations	(0.07)	0.02	(0.07)	0.26
Net earnings (loss) per common share - diluted	$0.44	$0.50	$1.02	$(0.05)
Dividends per common share	$0.16	$0.16	$0.48	$0.48
Weighted average number of common shares outstanding:
Basic	154.0	157.2	154.4	160.8
Diluted	154.8	158.0	155.2	160.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2019			2018			2019			2018
(In USD millions)	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings (loss)			$68.0			$79.0			$158.7			$(7.2)
Other comprehensive income (loss):
Recognition of pension items	$1.3	$(0.4)	0.9	$2.4	$(0.2)	2.2	$3.5	$(0.9)	2.6	$3.8	$(0.5)	3.3
Unrealized gains (losses) on derivative instruments for net investment hedge	17.2	(4.3)	12.9	(2.8)	0.7	(2.1)	20.2	(5.0)	15.2	12.1	(3.0)	9.1
Unrealized gains (losses) on derivative instruments for cash flow hedge	1.1	(0.3)	0.8	(0.2)	0.1	(0.1)	(0.7)	0.2	(0.5)	3.4	(1.0)	2.4
Foreign currency translation adjustments	(28.8)	(3.2)	(32.0)	(11.7)	(0.2)	(11.9)	(22.4)	(3.3)	(25.7)	(39.8)	(0.8)	(40.6)
Other comprehensive (loss) income	$(9.2)	$(8.2)	(17.4)	$(12.3)	$0.4	(11.9)	$0.6	$(9.0)	(8.4)	$(20.5)	$(5.3)	(25.8)
Comprehensive income (loss), net of taxes			$50.6			$67.1			$150.3			$(33.0)

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit
(unaudited)

(In USD millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Deficit
Balance at June 30, 2019	$23.2	$2,053.0	$1,876.4	$(3,382.4)	$(911.4)	$(341.2)
Effect of share-based incentive compensation	—	11.7	—	—	—	11.7
Repurchases of common stock	—	—	—	—	—	—
Recognition of pension items, net of taxes	—	—	—	—	0.9	0.9
Foreign currency translation adjustments	—	—	—	—	(32.0)	(32.0)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	13.7	13.7
Net earnings	—	—	68.0	—	—	68.0
Dividends on common stock ($0.16 per share)	—	—	(25.2)	—	—	(25.2)
Balance at September 30, 2019	$23.2	$2,064.7	$1,919.2	$(3,382.4)	$(928.8)	$(304.1)

Balance at December 31, 2018	$23.2	$2,049.6	$1,835.5	$(3,336.5)	$(920.4)	$(348.6)
Effect of share-based incentive compensation	—	14.6	—	—	—	14.6
Stock issued for profit sharing contribution paid in stock	—	0.5	—	21.4	—	21.9
Repurchases of common stock	—	—	—	(67.3)	—	(67.3)
Recognition of pension items, net of taxes	—	—	—	—	2.6	2.6
Foreign currency translation adjustments	—	—	—	—	(25.7)	(25.7)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	14.7	14.7
Net earnings	—	—	158.7	—	—	158.7
Dividends on common stock ($0.48 per share)	—	—	(75.0)	—	—	(75.0)
Balance at September 30, 2019	$23.2	$2,064.7	$1,919.2	$(3,382.4)	$(928.8)	$(304.1)

Balance at June 30, 2018	$23.2	$2,035.0	$1,593.2	$(3,165.0)	$(858.8)	$(372.4)
Effect of share-based incentive compensation	—	8.2	—	(1.6)	—	6.6
Repurchase of common stock	—	—	—	(121.5)	—	(121.5)
Recognition of pension items, net of taxes	—	—	—	—	2.2	2.2
Foreign currency translation adjustments	—	—	—	—	(11.9)	(11.9)
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(2.2)	(2.2)
Net earnings	—	—	79.0	—	—	79.0
Dividends on common stock ($0.16 per share)	—	—	(25.5)	—	—	(25.5)
Balance at September 30, 2018	$23.2	$2,043.2	$1,646.7	$(3,288.1)	$(870.7)	$(445.7)

Balance at December 31, 2017	$23.0	$1,939.6	$1,735.2	$(2,700.6)	$(844.9)	$152.3
Effect of share-based incentive compensation	0.2	22.9	—	(8.0)	—	15.1
Stock issued for profit sharing contribution paid in stock	—	0.7	—	23.8	—	24.5
Repurchases of common stock	—	80.0	—	(603.3)	—	(523.3)
Recognition of pension items, net of taxes	—	—	—	—	3.3	3.3
Foreign currency translation adjustments	—	—	—	—	(40.6)	(40.6)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	11.5	11.5
Net loss	—	—	(7.2)	—	—	(7.2)
Dividends on common stock ($0.48 per share)	—	—	(77.9)	—	—	(77.9)
Impact of recently adopted accounting standards	—	—	(3.4)	—	—	(3.4)
Balance at September 30, 2018	$23.2	$2,043.2	$1,646.7	$(3,288.1)	$(870.7)	$(445.7)

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In USD millions)	2019	2018
Net earnings (loss)	$158.7	$(7.2)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	107.3	98.4
Share-based incentive compensation	24.0	22.9
Profit sharing expense	15.3	16.1
Provisions for bad debt	2.6	1.9
Provisions for inventory obsolescence	6.8	—
Deferred taxes, net	(4.3)	50.8
Net loss (gain) on sale of business	10.6	(41.3)
Other non-cash items	10.4	24.9
Changes in operating assets and liabilities:
Trade receivables, net	(2.5)	(31.0)
Inventories, net	(44.0)	(113.2)
Accounts payable	(56.2)	45.0
Income tax receivable/payable	16.6	55.3
Other assets and liabilities	5.9	27.4
Net cash provided by operating activities	$251.2	$150.0
Cash flows from investing activities:
Capital expenditures	(141.6)	(114.8)
Payments related to sale of business and property and equipment, net	(2.7)	(13.0)
Businesses acquired, net of cash acquired	(452.6)	(67.8)
Investment in equity investments	—	(7.5)
Investment in marketable securities	(10.3)	—
Settlement of foreign currency forward contracts	(8.2)	(5.5)
Other investing activities	—	(2.6)
Net cash used in investing activities	$(615.4)	$(211.2)
Cash flows from financing activities:
Proceeds from long-term debt	474.6	—
Net proceeds (payments) from short-term borrowings	(19.7)	295.8
Payments of debt modification/extinguishment costs	—	(6.1)
Dividends paid on common stock	(74.4)	(79.3)
Impact of tax withholding on share-based compensation	(10.8)	(7.8)
Repurchases of common stock	(67.3)	(534.3)
Other financing activities	(7.0)	(2.5)
Net cash provided by (used in) financing activities	$295.4	$(334.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$(2.9)	$(7.3)
Cash Reconciliation:
Cash and cash equivalents	271.7	594.0
Restricted cash and cash equivalents	—	—
Balance, beginning of period	$271.7	$594.0
Net change during the period	(71.7)	(402.7)
Cash and cash equivalents	200.0	191.3
Restricted cash and cash equivalents	—	—
Balance, end of period	$200.0	$191.3
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$138.7	$137.4
Income tax payments, net of cash refunds	$46.7	$137.5
Payments related to the sale of Diversey	$—	$44.9
Restructuring payments including associated costs	$76.9	$7.4

Non-cash items:
Transfers of shares of common stock from treasury for 2018 and 2017 profit-sharing contributions	$21.9	$23.8

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
Basis of Presentation
Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion all adjustments, necessary for a fair statement of our Condensed Consolidated Balance Sheets as of September 30, 2019 and our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 have been made. The results set forth in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Balance Sheet as of December 31, 2018 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. All amounts are in millions, except per share amounts, and approximate due to rounding. All amounts are presented in U.S. Dollar, unless otherwise specified. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our condensed consolidated financial condition, results of operations or cash flows.
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
Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected within Foreign currency exchange loss due to highly inflationary economies on the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2019, the Company recognized a $1.3 million and $3.4 million remeasurement pre-tax loss related to Argentina, respectively. For the three and nine months ended September 30, 2018, the Company recognized a $0.4 million remeasurement pre-tax gain related to Argentina.
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
As of September 30, 2019, we recognized additional operating lease liabilities of $82.0 million based on the present value of the remaining minimum rental payments for existing operating leases and corresponding ROU assets of $80.3 million on our Condensed Consolidated Balance Sheets. See Note 4, "Leases," of the Notes to the Condensed Consolidated Financial Statements for additional lease disclosures.
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

Product Care:
Product Care packaging solutions are utilized across many global markets and are especially valuable to e-Commerce, electronics and industrial manufacturing. Product Care solutions are designed to protect valuable goods in shipping and drive operational excellence for our customers, increasing their order fulfillment velocity while minimizing material usage, dimensional weight and packaging labor requirements. The acquisition of Fagerdala in 2017 and AFP in 2018 enabled us to further expand our protective packaging solutions in electronics, transportation and industrial markets with turnkey, custom-engineered, fabricated solutions. The acquisition of Automated Packaging Systems (APS) in 2019, expands the breadth of the Company's automated solutions and sustainable packaging offerings and offers growth opportunities in automated equipment, services and engineering within the markets we serve.
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

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments of transaction price impact the amount of net sales recognized by us in the period of adjustment. Revenue recognized in the three and nine months ended September 30, 2019 from performance obligations satisfied in previous reporting periods was $2.2 million and $4.0 million, respectively, and immaterial and $3.2 million in the three and nine months ended September 30, 2018, respectively.

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
Disaggregated Revenue
For the three and nine months ended September 30, 2019 and 2018, revenues from contracts with customers summarized by Segment and Geographic region were as follows:

	Three Months Ended September 30, 2019
(In millions)	Food Care	Product Care	Total
North America	$415.3	$310.1	$725.4
EMEA	152.8	96.3	249.1
South America	53.7	4.5	58.2
APAC	102.6	76.4	179.0
Topic 606 Revenue	724.4	487.3	1,211.7
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	5.2	1.6	6.8
Total	$729.6	$488.9	$1,218.5

	Nine Months Ended September 30, 2019
(In millions)	Food Care	Product Care	Total
North America	$1,199.2	$858.8	$2,058.0
EMEA	449.5	279.3	728.8
South America	156.6	12.4	169.0
APAC	301.3	216.2	517.5
Topic 606 Revenue	2,106.6	1,366.7	3,473.3
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	14.0	4.9	18.9
Total	$2,120.6	$1,371.6	$3,492.2

	Three Months Ended September 30, 2018
(In millions)(1)	Food Care	Product Care	Total
North America	$414.2	$285.1	$699.3
EMEA	156.8	89.1	245.9
South America	51.1	4.4	55.5
APAC	100.4	77.9	178.3
Topic 606 Revenue	722.5	456.5	1,179.0
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	4.7	2.5	7.2
Total	$727.2	$459.0	$1,186.2

	Nine Months Ended September 30, 2018
(In millions)(1)	Food Care	Product Care	Total
North America	$1,182.8	$807.1	$1,989.9
EMEA	476.8	287.1	763.9
South America	155.9	13.7	169.6
APAC	306.3	221.2	527.5
Topic 606 Revenue	2,121.8	1,329.1	3,450.9
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	14.7	6.8	21.5
Total	$2,136.5	$1,335.9	$3,472.4

(1)
Amounts by geography has been reclassified from prior year disclosure to reflect adjustments to our regional operating model. As of January 1, 2019, our geographic regions are: North America, EMEA, South America and APAC. Our North American operations include Canada, the United States, Mexico and Central America. Mexico and Central America were previously included in Latin America. Refer to Note 1, "Organization and Basis of Presentation," of the Notes to Condensed Consolidated Financial Statements.

Contract Balances
The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned, with the exception of equipment accruals. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the consumables transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The closing balances of contract liabilities arising from contracts with customers as of September 30, 2019 and December 31, 2018 were as follows:

(In millions)	September 30, 2019	December 31, 2018
Contract liabilities	13.3	10.4

There were no contract asset balances recorded on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

Revenue recognized in the three and nine months ended September 30, 2019 that was included in the contract liability balance at the beginning of the period was $2.9 million and $4.6 million, respectively, and $1.6 million and $4.6 million in the three and nine months ended September 30, 2018, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.

The contract liability balance represents deferred revenue, primarily related to equipment accruals. The increase in 2019 to deferred revenue was driven by volume on existing agreements. The APS acquisition did not have a material impact on the Company's contract asset or contract liability balances during the quarter.
Remaining Performance Obligations
Our enforceable contractual obligations tend to be short term in nature, and the following table does not include the transaction price of any remaining performance obligations that are part of the contracts with expected durations of less than one year. Additionally, the following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of September 30, 2019, as well as the expected timing of recognition of that transaction price.

(In millions)	Short-Term (12 months or less)	Long-Term	Total
Total transaction price	$5.2	$8.1	$13.3

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
All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our lease receivable balance at September 30, 2019 was:

(in millions)	Short-Term (12 months or less)	Long-Term	Total
Total lease receivable (Sales-type and Operating)	$4.2	$7.4	$11.6

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

The following table details our lease obligations included in our Condensed Consolidated Balance Sheets.

(in millions)	September 30, 2019
Other non-current assets:
Finance leases - ROU assets	$54.6
Finance leases - Accumulated depreciation	(13.5)
Operating lease right-of-use-assets:
Operating leases - ROU assets	101.3
Operating leases - Accumulated depreciation	(21.0)
Total lease assets	$121.4
Current portion of long-term debt:
Finance leases	$(10.3)
Current portion of operating lease liabilities:
Operating leases	(24.6)
Long-term debt, less current portion:
Finance leases	(30.4)
Long-term operating lease liabilities, less current portion:
Operating leases	(57.4)
Total lease liabilities	$(122.7)

At September 30, 2019, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(in millions)	Operating leases	Finance leases
Remainder of 2019	$7.5	$3.2
2020	26.4	11.9
2021	20.3	10.2
2022	13.3	5.7
2023	9.0	2.8
Thereafter	18.7	15.2
Total lease payments	95.2	49.0
Less: Interest	(13.2)	(8.3)
Present value of lease liabilities	$82.0	$40.7

At December 31, 2018, operating leases estimated future minimum annual rental commitments under non-cancelable real and personal property leases, prior to the adoption of ASC 842, were as follows:

(in millions)	Operating leases
2019	$28.5
2020	20.1
2021	14.7
2022	10.1
2023	6.9
Thereafter	17.0
Total lease payments	$97.3

The following lease cost is included in our Condensed Consolidated Statements of Operations:

(in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost
Finance leases
Amortization of ROU assets	$2.4	$6.5
Interest on lease liabilities	0.5	1.5
Operating leases	7.4	23.7
Short-term lease cost	2.0	3.9
Variable lease cost	1.6	4.7
Total lease cost	$13.9	$40.3

(in millions)	Nine Months Ended September 30, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3.9
Operating cash flows from operating leases	$26.1
Financing cash flows from finance leases	$6.5

ROU assets obtained in exchange for new finance lease liabilities	$19.6
ROU assets obtained in exchange for new operating lease liabilities	$14.5

Weighted average information:
Finance leases
Remaining lease term (in years)	6.4
Discount rate	5.0%
Operating leases
Remaining lease term (in years)	4.9
Discount rate	5.4%

Note 5 Divestitures and Acquisitions
Divestitures
Embalagens Ltda.
On August 1, 2017, we entered into an agreement to sell our polystyrene food tray business in Guarulhos, Brazil for a gross purchase price of R$26.9 million (or $8.2 million as of the closing date of March 19, 2018). The purchase price was subject to working capital, cash and debt adjustments, which were finalized in the fourth quarter of 2018 for R$1.6 million (or $0.4 million). For the three and nine months ended September 30, 2018, the Company recognized an immaterial net loss and a net gain on the sale of $1.0 million, respectively, within other (expense) income, net on the Condensed Consolidated Statements of Operations.
Acquisitions
Automated Packaging Systems, LLC
On August 1, 2019 the Company acquired 100% of the limited liability company interest in Automated Packaging Systems, LLC, formerly Automated Packaging Systems, Inc. (APS), a leading manufacturer of automated bagging systems. The acquisition is included in our Product Care reporting segment. APS expands the breadth of the Company's automated solutions and sustainable packaging offerings and offers growth opportunities in the markets in which the Company serves.

Consideration exchanged for APS was $445.7 million. The preliminary opening balance sheet includes $58.2 million of assumed liabilities in connection with a deferred incentive compensation plan for APS' European employees. Sealed Air will make payments to deferred incentive compensation plan participants in approximately equal installments over the next three years.
The purchase price was primarily funded with proceeds from the incremental term facility provided for under an Amendment to our Credit Agreement, as described in Note 13, "Debt and Credit Facilities," of the Notes to Condensed Consolidated Financial Statements. For the three and nine months ended September 30, 2019, total transaction expenses recognized for the APS acquisition were $0.3 million and $2.8 million, respectively. These expenses are included within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table summarizes the consideration transferred to acquire APS and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed.

Preliminary Allocation
(In millions)	As of August 1, 2019
Total consideration transferred	$445.7

Assets:
Cash and cash equivalents	7.4
Trade receivables, net	37.3
Other receivables	8.9
Inventories, net	40.7
Prepaid expenses and other current assets	2.3
Property and equipment, net	79.3
Goodwill	261.3
Identifiable intangible assets, net	78.7
Other non-current assets	24.7
Total assets	$540.6
Liabilities:
Current portion of long-term debt	2.6
Accounts payable	12.0
Other current liabilities	36.8
Long-term debt, less current portion	4.3
Other non-current liabilities	39.2
Total liabilities	$94.9

Identifiable intangible assets, net is comprised of customer relationships, developed technology, trademarks and backlog. The estimated useful life of identifiable intangible assets is expected to be between 5 and 15 years, other than backlog which is expected to have a useful life less than 1 year. There are no indefinite lived intangible assets other than goodwill. The preliminary balance sheet is subject to adjustments and estimated useful lives are being finalized.
Goodwill is a result of the expected synergies and cross-selling opportunities this acquisition is expected to bring as well as the expected growth potential in APS' automated and sustainable solutions. Goodwill allocated to U.S. entities is expected to be deductible for tax purposes. Goodwill allocated to foreign entities is not expected to be deductible for tax purposes. The allocation between U.S. and non-U.S. entities is being finalized. The goodwill balance has been recorded to the Product Care reportable segment.
Other non-current assets includes the net overfunded position of a closed defined benefit pension plan in the United Kingdom. The plan does not have any material impact on the Company's overall defined benefit pension plans, including the weighted average of the key assumptions. Refer to Note 16, "Defined Benefit Pension Plans," of the Notes to Condensed Consolidated Financial Statements for more detail on the Company's other defined benefit pension plans.

The inclusion of APS in our consolidated financial statements is not deemed material with respect to the requirement to provide pro forma results of operations. As such, pro forma information is not presented.
Other Activity
During the second quarter of 2019, Food Care had acquisition activity resulting in a total purchase price paid of $23.4 million. The Company allocated the consideration transferred to the fair value of assets acquired and liabilities assumed, resulting in a preliminary allocation to goodwill of $6.0 million. Purchase price adjustments resulting in an increase to goodwill of $0.3 million were recorded in the third quarter. Identifiable intangible assets acquired were not material.
AFP, Inc.
On August 1, 2018, the Company acquired AFP, Inc., a leading, privately held fabricator of foam, corrugated, molded pulp and wood packaging solutions, to join its Product Care division. This acquisition further expands our protective packaging solutions in the electronics, transportation and industrial markets with custom-engineered applications. We acquired 100% of AFP shares for final consideration of $74.1 million, excluding cash acquired of $3.3 million.
The following table summarizes the consideration transferred to acquire AFP and the allocation of the purchase price among the assets acquired and liabilities assumed.

	Preliminary Allocation	Measurement Period	Final Opening Balance Sheet Allocation
(In millions)	As of August 1, 2018	Adjustments	As of September 30, 2019
Total consideration transferred	$70.8	$3.3	$74.1

Assets:
Cash and cash equivalents	2.9	0.4	3.3
Trade receivables, net	30.8	—	30.8
Inventories, net	7.1	—	7.1
Prepaid expenses and other current assets	0.7	—	0.7
Property and equipment, net	3.5	(0.4)	3.1
Goodwill	21.6	1.0	22.6
Identifiable intangible assets, net	18.6	0.7	19.3
Other non-current assets	0.7	(0.4)	0.3
Total assets	$85.9	$1.3	$87.2
Liabilities:
Current portion of long-term debt	—	0.1	0.1
Accounts payable	13.8	(2.2)	11.6
Other current liabilities	1.3	(0.1)	1.2
Long-term debt, less current portion	—	0.2	0.2
Total liabilities	$15.1	$(2.0)	$13.1

The following tables summarizes the identifiable intangible assets, net and their useful life.

	Amount	Useful life
	(in millions)	(in years)
Customer relationships	$14.9	11
Trademarks and tradenames	4.4	5
Total intangible assets with definite lives	$19.3

The goodwill allocated to the U.S. entities in the purchase is deductible for tax purposes.

Note 6 Segments
The Company’s segment reporting structure consists of two reportable segments and a Corporate category as follows:

•	Food Care; and

•	Product Care.
The Company’s Food Care and Product Care segments are considered reportable segments under FASB ASC Topic 280. Our reportable segments are aligned with similar groups of products. Corporate includes certain costs that are not allocated to or monitored by the reportable segments' management. The Company evaluates performance of the reportable segments based on the results of each segment. The performance metric used by the Company's chief operating decision maker to evaluate performance of our reportable segments is Adjusted EBITDA. The Company allocates expense to each segment based on various factors including direct usage of resources, allocation of headcount, allocation of software licenses or, in cases where costs are not clearly delineated, costs may be allocated on portion of either net trade sales or an expense factor such as cost of goods sold.
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
The following tables show Net Sales and Adjusted EBITDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net Sales:
Food Care	$729.6	$727.2	$2,120.6	$2,136.5
As a % of Total Company net sales	59.9%	61.3%	60.7%	61.5%
Product Care	488.9	459.0	1,371.6	1,335.9
As a % of Total Company net sales	40.1%	38.7%	39.3%	38.5%
Total Company Net Sales	$1,218.5	$1,186.2	$3,492.2	$3,472.4

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Adjusted EBITDA from continuing operations
Food Care	$159.6	$145.4	$458.1	$415.5
Adjusted EBITDA Margin	21.9%	20.0%	21.6%	19.4%
Product Care	84.0	76.4	243.0	233.3
Adjusted EBITDA Margin	17.2%	16.6%	17.7%	17.5%
Corporate	(2.5)	(2.9)	(7.5)	(7.6)
Total Company Adjusted EBITDA from continuing operations	$241.1	$218.9	$693.6	$641.2
Adjusted EBITDA Margin	19.8%	18.5%	19.9%	18.5%

The following table shows a reconciliation of net earnings before income tax provision to Total Company Adjusted EBITDA from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Earnings before income tax provision	$102.3	$109.0	$234.8	$339.3
Interest expense, net	48.5	44.8	136.6	131.3
Depreciation and amortization, net of adjustments(1)	53.2	41.0	131.4	121.9
Special Items:
Restructuring charges(2)	6.9	6.6	43.6	22.3
Other restructuring associated costs(3)	12.8	0.7	50.8	2.5
Foreign currency exchange loss (gain) due to highly inflationary economies	1.3	(0.4)	3.4	(0.4)
Charges related to the Novipax settlement agreement	—	—	59.0	—
Charges related to acquisition and divestiture activity	6.0	13.5	9.2	31.3
Gain from class-action litigation settlement	—	—	—	(12.6)
Other Special Items(4)	10.1	3.7	24.8	5.6
Pre-tax impact of Special Items	37.1	24.1	190.8	48.7
Total Company Adjusted EBITDA from continuing operations	$241.1	$218.9	$693.6	$641.2

(1)	Depreciation and amortization by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Food Care	$30.6	$25.6	$81.8	$79.8
Product Care	22.7	15.5	50.7	42.5
Total Company depreciation and amortization(i)	53.3	41.1	132.5	122.3
Depreciation and amortization adjustments	(0.1)	(0.1)	(1.1)	(0.4)
Depreciation and amortization, net of adjustments	$53.2	$41.0	$131.4	$121.9

(i)
Includes share-based incentive compensation of $12.0 million and $25.2 million for the three and nine months ended September 30, 2019, respectively, and $8.3 million and $23.6 million for the three and nine months ended September 30, 2018, respectively.

(ii)
Depreciation and amortization adjustments represent depreciation and amortization which is considered to be related to a Special Item and are also included in the Special Items presented in the above table.

(2)	Restructuring charges by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Food Care	$3.9	$2.3	$26.3	$8.4
Product Care	3.0	4.3	17.3	13.9
Total Company restructuring charges	$6.9	$6.6	$43.6	$22.3

(3)
Other restructuring associated costs for three and nine months ended September 30, 2019, primarily relate to fees paid to third-party consultants in support of Reinvent SEE and costs related to property consolidations resulting from Reinvent SEE.

(4)
Other Special Items for the three and nine months ended September 30, 2019, primarily included fees related to professional services, mainly legal fees, directly associated with Special Items or events that are considered one-time or infrequent in nature.

Assets by Reportable Segments
The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventory, net; property and equipment, net; goodwill; intangible assets, net; and leased systems, net.

(In millions)	September 30, 2019	December 31, 2018
Assets allocated to segments:(1)
Food Care	$1,941.6	$1,914.4
Product Care	2,723.8	2,273.8
Total segments	4,665.4	4,188.2
Assets not allocated:
Cash and cash equivalents	$200.0	$271.7
Income tax receivables	43.1	58.4
Other receivables	79.6	81.3
Deferred taxes	175.8	170.5
Other	512.5	280.1
Total	$5,676.4	$5,050.2

(1)
Beginning in 2018, the Company implemented a change in allocation of Corporate expenses, which are now allocated to Food Care and Product Care segments. At that time, the Company revised the method of allocation for some assets including property and equipment, net and goodwill, which were previously unallocated.

The assets allocated to segments as of December 31, 2018 have been revised to correct an error in the previous allocation of property and equipment, net starting in the first quarter 2018. Assets allocated to Food Care were understated by $372.9 million with an offset to Product Care of $369.6 million and $3.3 million to assets not allocated. There is no impact to consolidated assets at December 31, 2018. This error did not impact the Company's annual assessment of goodwill impairment or any other impairment considerations of long-lived assets.
Note 7 Inventories, net
The following table details our inventories, net:

(In millions)	September 30, 2019	December 31, 2018
Raw materials	$117.0	$79.9
Work in process	143.0	142.4
Finished goods	358.3	322.6
Total	$618.3	$544.9

Note 8 Property and Equipment, net
The following table details our property and equipment, net:

(In millions)	September 30, 2019	December 31, 2018
Land and improvements	$45.0	$41.2
Buildings	734.3	728.6
Machinery and equipment	2,398.0	2,325.7
Other property and equipment	135.5	135.6
Construction-in-progress	151.8	155.1
Property and equipment, gross	3,464.6	3,386.2
Accumulated depreciation and amortization	(2,348.8)	(2,350.0)
Property and equipment, net(1)	$1,115.8	$1,036.2

(1)
Upon adoption of ASU 2016-02, $28.3 million of assets that were included in property and equipment, net as of December 31, 2018 are now included in other non-current assets on our Condensed Consolidated Balance Sheets as of September 30, 2019. These assets were related to capital leases, primarily for warehouse, office and small manufacturing facilities, IT equipment and automobiles, which are now ROU assets. Refer to Note 4, “Leases,” of the Notes to Condensed Consolidated Financial Statements for additional information on our ROU assets.

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Interest cost capitalized	$2.5	$1.3	$6.4	$5.0
Depreciation and amortization expense for property and equipment	$31.7	$29.0	$88.7	$87.6

Note 9 Goodwill and Identifiable Intangible Assets, net
Goodwill
The following table shows our goodwill balances by reportable segment. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of September 30, 2019, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

(In millions)	Food Care	Product Care	Total
Gross Carrying Value at December 31, 2018	$568.9	$1,568.9	$2,137.8
Accumulated impairment(1)	(49.2)	(141.0)	(190.2)
Carrying Value at December 31, 2018	$519.7	$1,427.9	$1,947.6
Acquisition, purchase price and other adjustments	6.3	264.4	270.7
Currency translation	(4.2)	(1.0)	(5.2)
Carrying Value at September 30, 2019	$521.8	$1,691.3	$2,213.1

(1)	There has been no change to our accumulated impairment balance as of September 30, 2019.
Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net. As of September 30, 2019, there were no impairment indicators present.

	September 30, 2019			December 31, 2018
(In millions)	Gross Carrying Value	Accumulated Amortization	Net(1)	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$104.7	$(27.9)	$76.8	$72.4	$(22.3)	$50.1
Trademarks and tradenames	27.2	(2.9)	24.3	15.1	(1.6)	13.5
Capitalized software	86.0	(58.9)	27.1	62.2	(49.8)	12.4
Technology	67.2	(25.0)	42.2	37.2	(23.5)	13.7
Contracts	13.2	(10.4)	2.8	13.2	(10.1)	3.1
Total intangible assets with definite lives	298.3	(125.1)	173.2	200.1	(107.3)	92.8
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$307.2	$(125.1)	$182.1	$209.0	$(107.3)	$101.7

(1)
As of September 30, 2019, identifiable intangible assets increased primarily due to the APS acquisition. See Note 5, "Divestitures and Acquisitions," of the Notes to the Condensed Consolidated Financial Statements for additional information related to the APS acquisition.

The following table shows the remaining estimated future amortization expense at September 30, 2019.

Year	Amount (in millions)
Remainder of 2019	$6.8
2020	25.8
2021	20.7
2022	13.8
2023	11.4
Thereafter	94.7
Total	$173.2

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
As of September 30, 2019, the maximum purchase limit for receivable interests was $60.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $60.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of September 30, 2019, the amount available under the program was $60.0 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.
The program expires annually in August and is renewable. The 2019 expiration was extended into the fourth quarter of 2019.
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
As of September 30, 2019, the maximum purchase limit for receivable interests was €80.0 million ($87.5 million equivalent at September 30, 2019), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of September 30, 2019, the amount available under this program before utilization was €70.9 million ($77.6 million equivalent as of September 30, 2019).
This program expires annually in August and is renewable. The program was renewed in the third quarter.
Utilization of Our Accounts Receivable Securitization Programs
As of September 30, 2019, there was $60.0 million borrowed under our U.S. program and €70.9 million ($77.6 million equivalent at September 30, 2019) borrowed under our European program. As of December 31, 2018, there were no amounts borrowed under our U.S. program and €73.3 million ($83.9 million equivalent at December 31, 2018) borrowed under our European program. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. The total interest paid for these programs was $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively, and $0.2 million and $0.4 million, respectively, for the three and nine months ended September 30, 2018.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at September 30, 2019.
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
Gross amounts factored under this program for the nine months ended September 30, 2019 and the twelve months ended December 31, 2018 were $246.1 million and $249.8 million, respectively. The fees associated with transfer of receivables for all programs were approximately $1.2 million and $2.5 million for the three and nine months ended September 30, 2019, respectively and approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2018, respectively.

Note 12 Restructuring Activities
For the three and nine months ended September 30, 2019, the Company incurred $6.9 million and $43.6 million, respectively, of restructuring charges and $12.8 million and $50.8 million, respectively, of other related costs. These were primarily a result of restructuring costs associated with the Company’s Reinvent SEE strategy.
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
The Board of Directors has approved cumulative restructuring spend of $840 to $885 million. Restructuring spend is estimated to be incurred as follows:

(in millions)	Total Restructuring Program Range		Less Cumulative Spend to Date	Remaining Restructuring Spend(2)
	Low	High		Low	High
Costs of reduction in headcount as a result of reorganization	$355	$370	$(329)	$26	$41
Other expenses associated with the Program	230	245	(187)	43	58
Total expense	585	615	(516)	69	99
Capital expenditures	255	270	(238)	17	32
Total estimated cash cost(1)	$840	$885	$(754)	$86	$131

(1)	Total estimated cash cost excludes the impact of foreign currency and non-cash depreciation and amortization charges.

(2)	Remaining restructuring spend primarily consists of restructuring costs associated with the Company’s Reinvent SEE strategy, and the completion of our efforts to eliminate stranded costs.
The following table details our restructuring activities reflected in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Other associated costs	$12.8	$0.9	$50.8	$3.5
Restructuring charges	6.9	6.6	43.6	22.3
Total charges	$19.7	$7.5	$94.4	$25.8
Capital expenditures	$0.2	$0.1	$2.5	$0.6

The restructuring accrual, spending and other activity for the nine months ended September 30, 2019 and the accrual balance remaining at September 30, 2019 related to these programs were as follows:

(In millions)
Restructuring accrual at December 31, 2018	$37.5
Accrual and accrual adjustments	43.6
Cash payments during 2019	(35.5)
Effect of changes in foreign currency exchange rates	(0.9)
Restructuring accrual at September 30, 2019	$44.7

We expect to pay $41.1 million of the accrual balance remaining at September 30, 2019 within the next twelve months. This amount is included in accrued restructuring costs on the Condensed Consolidated Balance Sheets at September 30, 2019. The remaining accrual of $3.6 million is expected to be substantially paid by the end of 2020. This amount is included in other non-current liabilities on our Condensed Consolidated Balance Sheets at September 30, 2019.
Note 13 Debt and Credit Facilities
Our total debt outstanding consisted of the amounts set forth in the following table:

(In millions)	September 30, 2019	December 31, 2018
Short-term borrowings(1)	$205.0	$232.8
Current portion of long-term debt(2)	14.2	4.9
Total current debt	219.2	237.7
Term Loan A due July 2022	474.6	—
Term Loan A due July 2023	218.5	222.2
6.50% Senior Notes due December 2020	424.4	424.0
4.875% Senior Notes due December 2022	421.7	421.1
5.25% Senior Notes due April 2023	421.8	421.2
4.50% Senior Notes due September 2023	435.1	454.9
5.125% Senior Notes due December 2024	421.8	421.3
5.50% Senior Notes due September 2025	397.3	397.1
6.875% Senior Notes due July 2033	445.6	445.5
Other(2)	33.2	29.2
Total long-term debt, less current portion(3)	3,694.0	3,236.5
Total debt(4)	$3,913.2	$3,474.2

(1)
Short-term borrowings of $205.0 million at September 30, 2019 are comprised of $58.0 million under our revolving credit facility, $60.0 million and $77.6 million under our U.S. and European securitization programs, respectively, and $9.4 million of short-term borrowings from various lines of credit. Short-term borrowings of $232.8 million at December 31, 2018 were comprised of $140.0 million under our revolving credit facility, $83.9 million under our European securitization program and $8.9 million of short-term borrowings from various lines of credit.

(2)
The Current portion of long-term debt includes finance lease liabilities of $10.3 million as of September 30, 2019. The Other debt balance includes $30.4 million for long-term liabilities associated with our finance leases as of September 30, 2019. See Note 4, "Leases," of the Notes to Condensed Consolidated Financial Statements for additional information on finance and operating lease liabilities.

(3)	Amounts are net of unamortized discounts and issuance costs of $21.5 million as of September 30, 2019 and $24.3 million as of December 31, 2018.

(4)
As of September 30, 2019, our weighted average interest rate on our short-term borrowings outstanding was 2.8% and on our long-term debt outstanding was 5.2%. As of December 31, 2018, our weighted average interest rate on our short-term borrowings outstanding was 2.8% and on our long-term debt outstanding was 5.4%.

Amended and Restated Senior Secured Credit Facility
On July 12, 2018, the Company and certain of its subsidiaries entered into a third amended and restated credit agreement and an amendment No. 1 thereto (as may be further amended from time to time, the "Third Amended and Restated Credit Agreement") whereby its senior secured credit facility was amended and restated with Bank of America, N.A., as agent and the other financial institutions party thereto. The changes include: (i) the refinancing of the term loan A facilities and revolving credit facilities with a new U.S. dollar term loan A facility in an aggregate principal amount of approximately $186.5 million, a new pounds sterling term loan A facility in an aggregate principal amount of approximately £29.4 million, and increased our revolving credit facilities from $700.0 million to $1.0 billion (including revolving facilities available in U.S. dollars, euros, pounds sterling, Canadian dollars, Australian dollars, Japanese yen, New Zealand dollars and Mexican pesos), (ii) increased flexibility to lower the interest rate margin for the term loan A facilities and revolving credit facilities, which will range from 125 to 200 basis points (bps) in the case of LIBOR loans, subject to the achievement of certain leverage tests, (iii) the extension of the final maturity of the term loan A facilities and revolving credit commitment to July 11, 2023, (iv) the removal of the requirement to prepay the loans with respect to excess cash flow, (v) adjustments to the financial maintenance covenant of Consolidated Net Debt to Consolidated EBITDA (in each case, as defined in the Third Amended and Restated Credit Agreement) and other covenants to provide additional flexibility to the Company, (vi) the release of certain non-U.S. asset collateral previously pledged by certain of the Company's subsidiaries and (vii) other amendments.
As a result of the Third Amended and Restated Credit Agreement, we recognized $1.9 million of loss on debt redemption in our Condensed Consolidated Statements of Operations in the third quarter of 2018. This amount includes $1.5 million of accelerated amortization of original issuance discount related to the term loan A and lender and non-lender fees related to the entire credit facility. Also included in the loss on debt redemption was $0.4 million of fees incurred in connection with the Third Amended and Restated Credit Agreement. In addition, we incurred $0.7 million of fees that are included in the carrying amounts of the outstanding debt under the credit facility. We also capitalized $4.9 million of fees that are included in other assets on our Condensed Consolidated Balance Sheets. The amortization expense related to original issuance discount and lender and non-lender fees is calculated using the effective interest rate method over the lives of the respective debt instruments.
On August 1, 2019, Sealed Air Corporation, on behalf of itself and certain of its subsidiaries, and Sealed Air Corporation (US) entered into an amendment and incremental assumption agreement (the Amendment) further amending the Third Amended and Restated Credit Agreement. The Amendment provides for a new incremental term facility in an aggregate principal amount of $475 million, to be used, in part, to finance the acquisition of APS. In addition, we incurred $0.4 million of lender and third party fees included in carrying amounts of outstanding debt. See Note 5, "Divestitures and Acquisitions," of the Notes to Condensed Consolidated Financial Statements for additional information related to the APS acquisition.
Amortization expense related to the senior secured credit facility was $0.5 million and $1.4 million for the three and nine months ended September 30, 2019, and is included in interest expense, net in our Condensed Consolidated Statements of Operations.
Short-term Borrowings
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the revolving credit facility discussed above, and the amounts available under our accounts receivable securitization programs.

(In millions)	September 30, 2019	December 31, 2018
Used lines of credit(1)	$205.0	$232.8
Unused lines of credit	1,136.1	1,135.3
Total available lines of credit(2)	$1,341.1	$1,368.1

(1)	Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.

(2)	Of the total available lines of credit, $1,137.6 million was committed as of September 30, 2019.
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Third Amended and Restated Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Third Amended and Restated Credit Agreement). We were in compliance with the above financial covenants and limitations at September 30, 2019.
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
Net unrealized after-tax losses/gains related to cash flow hedging activities that were included in AOCL were a $0.9 million gain and $0.4 million loss for the three and nine months ended September 30, 2019, respectively, and a loss of $1.0 million and a $2.5 million gain for the three and nine months ended September 30, 2018, respectively. The unrealized amounts in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $1.1 million of net unrealized gains related to cash flow hedging activities included in AOCL will be reclassified into earnings within the next twelve months.
Foreign Currency Forward Contracts Not Designated as Hedges
Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to foreign currency-denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these derivative contracts are recognized in other (expense) income, net, on our Condensed Consolidated Statements of Operations and are largely offset by the remeasurement of the underlying foreign currency-denominated items indicated above. Cash flows from derivative financial instruments are classified as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months.
Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At September 30, 2019 and December 31, 2018, we had no outstanding interest rate swaps.
Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the translated value of the debt was $12.3 million ($9.2 million net of tax) as of September 30, 2019 and is reflected in AOCL on our Condensed Consolidated Balance Sheets.
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
Other Derivative Instruments
We may use other derivative instruments from time to time to manage exposure to foreign exchange rates and to provide access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency.

Fair Value of Derivative Instruments
See Note 15, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.
The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow Hedge		Non-Designated as Hedging Instruments		Total
(In millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Derivative Assets
Foreign currency forward contracts	$1.3	$1.8	$2.6	$1.7	$3.9	$3.5
Total Derivative Assets	$1.3	$1.8	$2.6	$1.7	$3.9	$3.5

Derivative Liabilities
Foreign currency forward contracts	$(0.3)	$(0.2)	$(3.2)	$(2.7)	$(3.5)	$(2.9)
Total Derivative Liabilities(1)	$(0.3)	$(0.2)	$(3.2)	$(2.7)	$(3.5)	$(2.9)
Net Derivatives(2)	$1.0	$1.6	$(0.6)	$(1.0)	$0.4	$0.6

(1)	Excludes €400.0 million of euro-denominated debt ($435.1 million equivalent at September 30, 2019 and $454.9 million equivalent at December 31, 2018), designated as a net investment hedge.

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities
(In millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Gross position	$3.9	$3.5	$(3.5)	$(2.9)
Impact of master netting agreements	(0.4)	(1.4)	0.4	1.4
Net amounts recognized on the Condensed Consolidated Balance Sheets	$3.5	$2.1	$(3.1)	$(1.5)

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized on	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	Condensed Consolidated Statements of Operations	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$—	$1.1	$1.5	$(0.7)
Treasury locks	Interest expense, net	—	—	0.1	0.1
Sub-total cash flow hedges		—	1.1	1.6	(0.6)
Fair Value Hedges:
Interest rate swaps	Interest expense, net	0.1	0.1	0.4	0.4
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other (expense) income, net	(3.5)	(0.8)	(7.8)	(8.3)
Total		$(3.4)	$0.4	$(5.8)	$(8.5)

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

The following table details the fair value hierarchy of our financial instruments:

	September 30, 2019
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$37.1	$37.1	$—	$—
Other current assets(1)	$11.2	$11.2	$—	$—
Derivative financial and hedging instruments net asset:
Foreign currency forward contracts and options	$0.4	$—	$0.4	$—

	December 31, 2018
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$38.6	$38.6	$—	$—
Derivative financial and hedging instruments net asset:
Foreign currency forward contracts	$0.6	$—	$0.6	$—

(1)	Other current assets in the fair value table above as of September 30, 2019 represents time deposits greater than 90 days to maturity at time of purchase at our insurance captive.
There has been no transfers between Levels of our fair value hierarchy in the three and nine months ended September 30, 2019.
Cash Equivalents
Our cash equivalents at September 30, 2019 and December 31, 2018 consisted of bank time deposits (Level 1). Since these are short-term highly liquid investments with remaining maturities of 3 months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.
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
Foreign currency forward contracts and options are included in Prepaid expenses and other current assets and Other current liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.
Other Financial Instruments
The following financial instruments are recorded at fair value or at amounts that approximate fair value: (1) trade receivables, net, (2) certain other current assets, including $11.2 million in a time deposit greater than 90 days at the date of purchase, (3) accounts payable and (4) other current liabilities. The carrying amounts reported on our Condensed Consolidated Balance Sheets for the above financial instruments closely approximate their fair value due to the short-term nature of these assets and liabilities.
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
The table below shows the carrying amounts and estimated fair values of our debt, excluding our lease liabilities.

	September 30, 2019		December 31, 2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A Facility due July 2022	$474.6	$474.6	$—	$—
Term Loan A Facility due July 2023(1)	221.3	221.3	222.2	222.2
6.50% Senior Notes due December 2020	424.4	440.6	424.0	440.1
4.875% Senior Notes due December 2022	421.7	447.6	421.1	421.2
5.25% Senior Notes due April 2023	421.8	453.4	421.2	424.5
4.50% Senior Notes due September 2023(1)	435.1	498.1	454.9	489.9
5.125% Senior Notes due December 2024	421.8	456.0	421.3	419.8
5.50% Senior Notes due September 2025	397.3	432.5	397.1	394.8
6.875% Senior Notes due July 2033	445.6	526.7	445.5	453.4
Other foreign borrowings(1)	89.8	87.0	98.5	99.2
Other domestic borrowings	118.0	118.0	168.4	170.0
Total debt(2)	$3,871.4	$4,155.8	$3,474.2	$3,535.1

(1)	Includes borrowings denominated in currencies other than U.S. dollars.

(2)	At September 30, 2019, the carrying amount and estimated fair value of debt exclude lease liabilities.
Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets and asset retirement obligations.

Note 16 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
The following tables show the components of our net periodic benefit cost (income) for our defined benefit pension plans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost (income):
Service cost	$0.1	$1.0	$1.1	$—	$1.0	$1.0
Interest cost	1.7	3.7	5.4	1.6	3.9	5.5
Expected return on plan assets	(1.9)	(6.2)	(8.1)	(2.2)	(7.4)	(9.6)
Amortization of net prior service cost	—	—	—	—	—	—
Amortization of net actuarial loss	0.3	1.0	1.3	0.3	0.6	0.9
Net periodic cost (income)	0.2	(0.5)	(0.3)	(0.3)	(1.9)	(2.2)
Cost of settlement	—	—	—	1.4	0.2	1.6
Total benefit cost (income)	$0.2	$(0.5)	$(0.3)	$1.1	$(1.7)	$(0.6)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost (income):
Service cost	$0.1	$3.0	$3.1	$0.1	$3.1	$3.2
Interest cost	5.2	11.1	16.3	4.8	11.7	16.5
Expected return on plan assets	(5.5)	(18.4)	(23.9)	(6.6)	(22.3)	(28.9)
Amortization of net prior service cost	—	0.1	0.1	—	—	—
Amortization of net actuarial loss	1.0	2.8	3.8	0.7	1.9	2.6
Net periodic cost (income)	0.8	(1.4)	(0.6)	(1.0)	(5.6)	(6.6)
Cost of settlement	—	0.3	0.3	1.4	0.3	1.7
Total benefit cost (income)	$0.8	$(1.1)	$(0.3)	$0.4	$(5.3)	$(4.9)

As part of our acquisition of APS, the Company acquired a frozen defined benefit pension plan in the United Kingdom. As of the date of acquisition, the plan was in a net asset position and recorded to Other non-current assets on our Condensed Consolidated Balance Sheet. The plan does not have a material impact on the Company's overall defined benefit pension plans, including the weighted average of the key assumptions.
The following table shows the components of our net periodic benefit cost (income) for our other post-retirement employee benefit plans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Components of net periodic benefit cost (income):
Interest cost	$0.4	$0.4	$1.2	$1.1
Amortization of net prior service credit	—	—	(0.2)	(0.2)
Amortization of net actuarial gain	—	—	(0.1)	(0.1)
Net periodic cost	$0.4	$0.4	$0.9	$0.8

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
Our effective income tax rate was 22.3% and 27.9% for the three and nine months ended September 30, 2019, respectively. In comparison to the U.S. statutory rate of 21.0%, the Company's effective income tax rate for the three month period ended September 30, 2019, is positively impacted by the benefits of U.S. Research and Development credits for current and prior periods and is negatively impacted by foreign earnings taxed at a higher rate, the effect of GILTI and other foreign income inclusions in the U.S. tax base, a U.S. audit assessment related to the valuation of an Intellectual Property transfer in 2011, state income taxes and non-deductible expenses. For the nine month period ended September 30, 2019, the Company's effective income tax rate is negatively impacted by foreign earnings taxed at a higher rate, the effect of GILTI and other foreign income inclusions in the U.S. tax base, U.S. audit assessments associated with 2011 and 2012 transactions, state income taxes and non-deductible expenses. For the nine month period ended September 30, 2019, the Company's effective income tax rate is positively impacted by the benefits for the U.S. Research and Development credit for current and prior periods and the release of valuation allowance on foreign deferred assets in Brazil related to improved profitability from Reinvent SEE initiatives.
Our effective income tax rate was 30.6% and 114.5% for the three and nine months ended September 30, 2018, respectively. In comparison to the U.S. statutory rate of 21.0%, the Company’s effective tax rate was negatively impacted by the Transition Tax and GILTI provisions associated with the TCJA, withholding taxes, non-deductible expenses and state income taxes, offset by the benefits from lapses in statute of limitations on foreign unrecognized tax benefits.
The decrease in valuation allowances for the nine months ended September 30, 2019 was $8.1 million. The decrease in valuation allowances for the three months ended September 30, 2019 was not material. The change in valuation allowances for the three and nine months ended September 30, 2018 was not material.
We reported a net increase in unrecognized tax benefits in the three and nine months ended September 30, 2019 of $16.7 million and $26.4 million, respectively, primarily related to U.S. audit assessments and interest accruals on existing positions. We reported changes in unrecognized tax benefits in the three and nine months ended September 30, 2018 of a $2.0 million increase and a $12.0 million decrease, respectively, primarily related to interest accruals and statute of limitations lapses in foreign jurisdictions. Interest and penalties on tax assessments are included in income tax expense.

Note 18 Commitments and Contingencies
Diversey Sale Clawback Agreement and Receivables
As part of our 2017 sale of Diversey to Diamond (BC) B.V. (the “Buyer”), Sealed Air and the Buyer entered into that certain Letter Agreement (the “Clawback Agreement”), under which Sealed Air could be required to return a portion of the proceeds it received in the sale, if, and to the extent, Diversey failed to achieve a specified minimum gross margin arising from sales of certain products during the one year period following a successful renewal of certain commercial contracts. In the third quarter of 2019, Sealed Air received a claim from the Buyer under the Clawback Agreement for $49.2 million. Sealed Air’s response to the claim is currently due to the Buyer on November 22, 2019. Sealed Air is assessing the merits of such claim and has requested additional information.
Additionally, Sealed Air has a net receivable balance of $10.4 million included within Other Receivables on our Condensed Consolidated Balance Sheets as of September 30, 2019, representing amounts owed to Sealed Air from Diversey and/or the Buyer relating to the sale of Diversey or transition services provided post-closing under a certain Transition Service Agreement ("TSA"). The receivable balance includes: income tax receivables related to taxable periods prior to the sale of Diversey; cash held by Diversey in certain non-U.S. jurisdictions as of the sale closing date, which amounts the Buyer must cooperate to deliver to Sealed Air when and as permitted, subject to certain limitations; and receivables due from Diversey for services performed under the TSA.
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
Depositions commenced in the first quarter of 2019, and the case was calendared for trial to commence in June 2019. During the second quarter of 2019, the Company engaged in mediation with Novipax to settle the claim and the parties reached a preliminary settlement agreement. To cover the estimated costs of settlement, including a one-time cash payment as well as accrual of expenses relating to a proposed supply agreement under which the Company would continue to purchase materials from Novipax for a specified period for use in the manufacturing of the Company’s products, the Company recorded a charge of $59.0 million during the second quarter, which is included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019. On July 10, 2019 the settlement agreement was finalized and executed, and the parties agreed to the release and dismissal of the litigation claims.
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
We are currently under examination by the IRS with respect to the deduction of the approximately $1.49 billion for the 2014 taxable year for the payments made pursuant to the Settlement agreement. The IRS has indicated that it intends to disallow this deduction in full. We strongly disagree with the IRS position and are protesting this finding with the IRS. The resolution of the IRS's challenge could take several years and the outcome cannot be predicted. Nevertheless, we believe that we have meritorious defenses for the deduction of the payments made pursuant to the Settlement agreement. If the IRS's disallowance of the deduction were sustained, in whole or in part, we would have to make a significant payment and such disallowance could have a material adverse effect on our consolidated financial condition and results of operations.
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
As of September 30, 2019, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.
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
During the nine months ended September 30, 2019, we repurchased 1,560,633 shares, for approximately $67.2 million, with an average share price of $43.09. These repurchases were made under open market transactions, including through plans complying with Rule 10b5-1 under the of the Securities Exchange Act of 1934, as amended, and pursuant to the share repurchase program previously authorized by our Board of Directors. We did not repurchase any shares during the three months ended September 30, 2019.
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
During the three and nine months ended September 30, 2018, share purchases under open market transactions were 2,959,638 and 12,315,534 shares for approximately $121.5 million and $523.1 million with an average share price of $41.04 and $42.47, respectively.
Dividends
On October 3, 2019, our Board of Directors declared a quarterly cash dividend of $0.16 per common share, which will be paid on December 20, 2019, to stockholders of record at the close of business on December 6, 2019.
On July 11, 2019, our Board of Directors declared a quarterly cash dividend of $0.16 per common share, or $24.7 million, which was paid on September 20, 2019, to stockholders of record at the close of business on September 6, 2019.

The dividends paid in the nine months ended September 30, 2019 were recorded as a reduction to cash and cash equivalents and retained earnings on our Condensed Consolidated Balance Sheets. Our credit facility and our notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Statements of Operations. There is no guarantee that our Board of Directors will declare any further dividends.
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
The table below shows our total share-based incentive compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Total share-based incentive compensation expense(1)	$12.0	$8.3	$25.2	$22.9

(1)
The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock or the expense or income related to certain cash-based awards, however, the amounts include the expense related to share-based awards that are settled in cash.

PSU Awards
During the first 90 days of each year, the Organization and Compensation (“O&C”) Committee of our Board of Directors approves PSU awards for our executive officers and other selected key executives, which include for each officer or executive a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the three-year performance period. Following the end of the performance period, in addition to shares, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. Each PSU is subject to forfeiture if the recipient terminates employment with the Company prior to the end of the three-year award performance period for any reason other than death, disability or retirement. In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant’s number of full months of service during the award performance period, further adjusted based on the achievement of the performance goals during the award performance period. PSUs are classified as either non-current liabilities or equity in the Condensed Consolidated Balance Sheets.
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
In July 2019, the O&C Committee approved PSU awards for an additional pool of individuals in connection with Reinvent SEE. The established performance goals are identical to those approved for awards granted in February 2019.
The number of PSUs granted and the grant date fair value of the PSUs are shown in the following table:

	TSR	ROIC	Adjusted EBITDA
Number of units granted	20,724	25,997	25,997
Fair value on grant date	$55.82	$43.22	$43.22

The assumptions used to calculate the grant date fair value of the PSUs based on TSR are shown in the following table:

TSR portion of the 2019 PSU Award
Expected price volatility	23.0%
Risk-free interest rate	1.9%

2016 Three-year PSU Awards
In February 2019, the O&C Committee reviewed the performance results for the 2016-2018 PSUs. Performance goals for these PSUs were based on Adjusted EBITDA margins and relative TSR. Based on overall performance for 2016-2018 PSUs, these awards paid out at 0% of target or zero units.

Note 20 Accumulated Other Comprehensive Loss
The following table provides details of comprehensive income (loss) for the nine months ended September 30, 2019 and 2018:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Losses on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2017	$(103.4)	$(694.4)	$(46.8)	$(0.3)	$(844.9)
Other comprehensive income (loss) before reclassifications	1.7	(40.6)	9.1	1.9	(27.9)
Less: amounts reclassified from accumulated other comprehensive loss	1.6	—	—	0.5	2.1
Net current period other comprehensive income (loss)	3.3	(40.6)	9.1	2.4	(25.8)
Balance at September 30, 2018(2)	$(100.1)	$(735.0)	$(37.7)	$2.1	$(870.7)

Balance at December 31, 2018(1)	$(136.4)	$(744.8)	$(41.9)	$2.7	$(920.4)
Other comprehensive (loss) income before reclassifications	(0.1)	(25.7)	15.2	0.5	(10.1)
Less: amounts reclassified from accumulated other comprehensive loss	2.7	—	—	(1.0)	1.7
Net current period other comprehensive income (loss)	2.6	(25.7)	15.2	(0.5)	(8.4)
Balance at September 30, 2019(2)	$(133.8)	$(770.5)	$(26.7)	$2.2	$(928.8)

(1)
In the fourth quarter of 2018, the Company Adopted ASU 2018-02. As part of the adoption, the Company elected to reclassify $13.4 million of stranded tax effects of the TCJA from AOCL to retained earnings. The impact of the ASU adoption has been allocated to unrecognized pension items, unrecognized gains (losses) on derivative instruments for net investment hedges and cash flow hedges.

(2)
The ending balance in AOCL includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $10.8 million and $63.6 million as of September 30, 2019 and 2018, respectively.

The following table provides detail of amounts reclassified from AOCL:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefits:
Prior service credit	$—	$—	$0.1	$0.2
Actuarial losses	(1.3)	(0.9)	(3.7)	(2.5)
Total pre-tax amount	(1.3)	(0.9)	(3.6)	(2.3)	Other (expense) income, net
Tax benefit	0.3	0.3	0.9	0.7
Net of tax	(1.0)	(0.6)	(2.7)	(1.6)
Net gains (losses) on cash flow hedging derivatives:
Foreign currency forward contracts(1)	—	1.1	1.5	(0.7)	Cost of sales
Treasury locks	—	—	0.1	0.1	Interest expense, net
Total pre-tax amount	—	1.1	1.6	(0.6)
Tax (expense) benefit	—	(0.3)	(0.6)	0.1
Net of tax	—	0.8	1.0	(0.5)
Total reclassifications for the period	$(1.0)	$0.2	$(1.7)	$(2.1)

(1)
These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 14, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements for additional details.

Note 21 Other (Expense) Income, net
The following table provides details of other (expense) income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net foreign exchange transaction loss	$(1.5)	$(4.2)	$(4.1)	$(17.9)
Bank fee expense	(1.1)	(1.6)	(3.6)	(4.0)
Pension income other than service costs	0.2	0.5	1.1	5.7
Other, net(1)	0.5	(4.5)	7.9	(4.5)
Other (expense) income, net	$(1.9)	$(9.8)	$1.3	$(20.7)

(1)
Cryovac Brasil Ltda., a Sealed Air subsidiary, received a final decision from the Brazilian court regarding a claim in which Sealed Air contended that certain indirect taxes paid were calculated on an incorrect amount. As a result, for the nine months ended September 30, 2019, we recorded $4.8 million income to Other, net for a claim of overpaid taxes related to 2015 through 2018.

Note 22 Net Earnings (Loss) Per Common Share
The following table shows the calculation of basic and diluted net earnings (loss) per common share under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Basic Net Earnings (Loss) Per Common Share:
Numerator:
Net earnings (loss)	$68.0	$79.0	$158.7	$(7.2)
Distributed and allocated undistributed net earnings to unvested restricted stockholders	(0.1)	(0.4)	(0.3)	(0.4)
Distributed and allocated undistributed net earnings (loss)	67.9	78.6	158.4	(7.6)
Distributed net earnings - dividends paid to common stockholders	(24.6)	(25.0)	(74.1)	(76.9)
Allocation of undistributed net earnings (loss) to common stockholders	$43.3	$53.6	$84.3	$(84.5)
Denominator:
Weighted average number of common shares outstanding - basic	154.0	157.2	154.4	160.8
Basic net earnings per common share:
Distributed net earnings	$0.16	$0.16	$0.48	$0.48
Allocated undistributed net earnings (loss) to common stockholders	0.28	0.34	0.55	(0.53)
Basic net earnings (loss) per common share	$0.44	$0.50	$1.03	$(0.05)
Diluted Net Earnings (Loss) Per Common Share:
Numerator:
Distributed and allocated undistributed net earnings (loss)	$67.9	$78.6	$158.4	$(7.6)
Add: Allocated undistributed net earnings to unvested restricted stockholders	0.1	0.3	0.2	—
Less: Undistributed net earnings reallocated to unvested restricted stockholders	(0.1)	(0.3)	(0.2)	—
Net earnings (loss) available to common stockholders - diluted	$67.9	$78.6	$158.4	$(7.6)
Denominator:
Weighted average number of common shares outstanding - basic	154.0	157.2	154.4	160.8
Effect of contingently issuable shares	0.2	0.1	0.2	—
Effect of unvested restricted stock units	0.3	0.3	0.3	—
Weighted average number of common shares outstanding - diluted under two-class	154.5	157.6	154.9	160.8
Effect of unvested restricted stock - participating security	0.3	0.4	0.3	—
Weighted average number of common shares outstanding - diluted under treasury stock	154.8	158.0	155.2	160.8
Diluted net earnings (loss) per common share	$0.44	$0.50	$1.02	$(0.05)

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
Highlights of Financial Performance
Below are the highlights of our financial performance for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except per share amounts)	2019	2018	Change	2019	2018	Change
Net sales	$1,218.5	$1,186.2	2.7%	$3,492.2	$3,472.4	0.6%
Gross profit	$392.0	$365.5	7.3%	$1,135.5	$1,103.0	2.9%
As a % of net sales	32.2%	30.8%		32.5%	31.8%
Operating profit	$154.0	$163.2	(5.6)%	$373.5	$490.9	(23.9)%
As a % of net sales	12.6%	13.8%		10.7%	14.1%
Net earnings (loss) from continuing operations	$79.5	$75.6	5.2%	$169.3	$(49.1)	#
(Loss) Gain on sale of discontinued operations, net of tax	(11.5)	3.4	#	(10.6)	41.9	#
Net earnings (loss)	$68.0	$79.0	(13.9)%	$158.7	$(7.2)	#
Basic:
Continuing operations	$0.52	$0.48	8.3%	$1.10	$(0.31)	#
Discontinued operations	(0.08)	0.02	#	(0.07)	0.26	#
Net earnings (loss) per common share - basic	$0.44	$0.50	(12.0)%	$1.03	$(0.05)	#
Diluted:
Continuing operations	$0.51	$0.48	6.3%	$1.09	$(0.31)	#
Discontinued operations	(0.07)	0.02	#	(0.07)	0.26	#
Net earnings (loss) per common share - diluted	$0.44	$0.50	(12.0)%	$1.02	$(0.05)	#
Weighted average numbers of common shares outstanding:
Basic	154.0	157.2		154.4	160.8
Diluted	154.8	158.0		155.2	160.8
Non-U.S. GAAP Adjusted EBITDA from continuing operations(1)	$241.1	$218.9	10.1%	$693.6	$641.2	8.2%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$0.64	$0.61	4.9%	$2.04	$1.76	15.9%

#	Denotes a variance that is not meaningful.

(1)	See "Reconciliation of U.S. GAAP Net Earnings (Loss) from Continuing Operations to non-U.S. GAAP Total Company Adjusted EBITDA”.

(2)	See “Diluted Net Earnings (Loss) per Common Share” for a reconciliation of our EPS from continuing operations to our non-U.S. GAAP adjusted EPS from continuing operations.

Diluted Net Earnings (Loss) per Common Share
The following table presents a reconciliation of our EPS from continuing operations to non-U.S. GAAP adjusted EPS from continuing operations.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net (Loss) Earnings	Diluted EPS
U.S. GAAP net earnings (loss) and diluted EPS from continuing operations(1)	$79.5	$0.51	$75.6	$0.48	$169.3	$1.09	$(49.1)	$(0.31)
Special Items(2)	20.2	0.13	20.5	0.13	147.9	0.95	333.0	2.07
Non-U.S. GAAP adjusted net earnings and adjusted diluted EPS from continuing operations	$99.7	$0.64	$96.1	$0.61	$317.2	$2.04	$283.9	$1.76
Weighted average number of common shares outstanding - Diluted		154.8		158.0		155.2		160.8

(1)	Net earnings per common share are calculated under the two-class method.

(2)	Special Items include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Special Items:
Restructuring charges	$6.9	$6.6	$43.6	$22.3
Other restructuring associated costs(i)	12.8	0.7	50.8	2.5
Foreign currency exchange loss (gain) due to highly inflationary economies	1.3	(0.4)	3.4	(0.4)
Charges related to the Novipax settlement agreement	—	—	59.0	—
Charges related to acquisition and divestiture activity	6.0	13.5	9.2	31.3
Gain from class-action litigation settlement	—	—	—	(12.6)
Other Special Items(ii)	10.1	3.7	24.8	5.6
Pre-tax impact of Special Items	37.1	24.1	190.8	48.7
Tax impact of Special Items and Tax Special Items(iii)	(16.9)	(3.6)	(42.9)	284.3
Net impact of Special Items	$20.2	$20.5	$147.9	$333.0
Weighted average number of common shares outstanding - Diluted	154.8	158.0	155.2	160.8
Loss per share impact from Special Items	$(0.13)	$(0.13)	$(0.95)	$(2.07)

(i)
Other restructuring associated costs for three and nine months ended September 30, 2019, primarily relate to fees paid to third-party consultants in support of Reinvent SEE and costs related to property consolidations resulting from Reinvent SEE.

(ii)
Other Special Items for the three and nine months ended September 30, 2019, primarily included fees related to professional services, mainly legal fees, directly associated with Special Items or events that are considered one-time or infrequent in nature.

(iii)	Refer to note 1 to the table below for a description of Special Items related to tax.

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
U.S. GAAP Earnings before income tax provision from continuing operations	$102.3	$109.0	$234.8	$339.3
Pre-tax impact of Special Items	37.1	24.1	190.8	48.7
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$139.4	$133.1	$425.6	$388.0

U.S. GAAP Income tax provision from continuing operations	$22.8	$33.4	$65.5	$388.4
Tax Special Items(1)	7.9	(1.1)	(3.8)	(295.0)
Tax impact of Special Items	9.0	4.7	46.7	10.7
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$39.7	$37.0	$108.4	$104.1

U.S. GAAP Effective income tax rate	22.3%	30.6%	27.9%	114.5%
Non-U.S. GAAP Adjusted income tax rate	28.5%	27.8%	25.5%	26.8%

(1)
For the three months ended September 30, 2019, the Tax Special Items include Research credit claims for the 2011-2017 tax years offset by expenses associated with a U.S audit assessment related to the valuation of an Intellectual Property Transfer in 2011. For the nine months ended September 30, 2019, the Tax Special Items include Research Credit claims for the 2011-2017 tax years offset with expenses associated with U.S audit assessments related to the 2011-2012 tax years. For the nine months ended September 30, 2018, the Tax Special Items included $290 million of provisional tax expense for one-time tax on unrepatriated foreign earnings pursuant to the TCJA. Refer to Note 17, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements for additional information.

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
The following table presents the approximate favorable or (unfavorable) impact foreign currency translation had on our Condensed Consolidated Financial Results from continuing operations:

(In millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Net sales	$(24.7)	$(118.4)
Cost of sales	17.7	85.3
Selling, general and administrative expenses	3.0	14.5
Net earnings	(2.7)	(11.5)
Adjusted EBITDA	(4.3)	(21.4)
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
The following table presents the components of the change in net sales by geographic region for the three and nine months ended September 30, 2019 compared with the same period in 2018. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar” and the change in net sales excluding acquisitions and divestitures and the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as "organic." We believe using constant dollar and organic measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates and eliminates large fluctuations due to acquisitions or divestitures.

	Three Months Ended September 30,
(In millions)	North America		EMEA		South America		APAC		Total
2018 Net Sales	$703.6	59.3%	$246.9	20.8%	$55.8	4.7%	$179.9	15.2%	$1,186.2
Price	(5.8)	(0.8)%	—	—%	10.0	17.9%	0.3	0.1%	4.5	0.4%
Volume(1)	(12.7)	(1.8)%	2.2	0.9%	1.5	2.7%	(0.4)	(0.2)%	(9.4)	(0.8)%
Total organic change (non-U.S. GAAP)	(18.5)	(2.6)%	2.2	0.9%	11.5	20.6%	(0.1)	(0.1)%	(4.9)	(0.4)%
Acquisition	45.6	6.5%	10.5	4.2%	0.1	0.2%	5.7	3.2%	61.9	5.2%
Total constant dollar change (non-U.S. GAAP)	27.1	3.9%	12.7	5.1%	11.6	20.8%	5.6	3.1%	57.0	4.8%
Foreign currency translation	(1.3)	(0.2)%	(9.6)	(3.8)%	(9.1)	(16.3)%	(4.7)	(2.6)%	(24.7)	(2.1)%
Total change (U.S. GAAP)	25.8	3.7%	3.1	1.3%	2.5	4.5%	0.9	0.5%	32.3	2.7%

2019 Net Sales	$729.4	59.9%	$250.0	20.5%	$58.3	4.8%	$180.8	14.8%	$1,218.5

	Nine Months Ended September 30,
(In millions)	North America		EMEA		South America		APAC		Total
2018 Net Sales	$2,002.8	57.7%	$767.3	22.1%	$170.1	4.9%	$532.2	15.3%	$3,472.4
Price	0.2	—%	2.2	0.3%	38.5	22.6%	0.6	0.1%	41.5	1.2%
Volume(1)	(15.6)	(0.8)%	(2.2)	(0.3)%	4.3	2.6%	(6.8)	(1.3)%	(20.3)	(0.6)%
Total organic change (non-U.S. GAAP)	(15.4)	(0.8)%	—	—%	42.8	25.2%	(6.2)	(1.2)%	21.2	0.6%
Acquisitions	88.2	4.4%	10.5	1.4%	0.1	—%	18.2	3.5%	117.0	3.4%
Total constant dollar change (non-U.S. GAAP)	72.8	3.6%	10.5	1.4%	42.9	25.2%	12.0	2.3%	138.2	4.0%
Foreign currency translation	(5.4)	(0.2)%	(45.4)	(5.9)%	(43.7)	(25.7)%	(23.9)	(4.5)%	(118.4)	(3.4)%
Total change (U.S. GAAP)	67.4	3.4%	(34.9)	(4.5)%	(0.8)	(0.5)%	(11.9)	(2.2)%	19.8	0.6%

2019 Net Sales	$2,070.2	59.3%	$732.4	21.0%	$169.3	4.8%	$520.3	14.9%	$3,492.2

(1)	Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.

Net Sales by Segment
The following table presents the components of change in net sales by reportable segment for the three and nine months ended September 30, 2019 compared with the same period in 2018. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar” and the change in net sales excluding the impact of foreign currency translation and acquisitions and divestitures, a non-U.S. GAAP measure, which we define as "organic." We believe using constant dollar and organic measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates and eliminations large fluctuations due to acquisitions or divestitures.

	Three Months Ended September 30,
(In millions)	Food Care		Product Care		Total Company
2018 Net Sales	$727.2	61.3%	$459.0	38.7%	$1,186.2
Price	2.6	0.4%	1.9	0.4%	4.5	0.4%
Volume(1)	13.9	1.9%	(23.3)	(5.1)%	(9.4)	(0.8)%
Total organic change (non-U.S. GAAP)	16.5	2.3%	(21.4)	(4.7)%	(4.9)	(0.4)%
Acquisitions	5.5	0.7%	56.4	12.3%	61.9	5.2%
Total constant dollar change (non-U.S.GAAP)	22.0	3.0%	35.0	7.6%	57.0	4.8%
Foreign currency translation	(19.6)	(2.7)%	(5.1)	(1.1)%	(24.7)	(2.1)%
Total change (U.S. GAAP)	2.4	0.3%	29.9	6.5%	32.3	2.7%

2019 Net Sales	$729.6	59.9%	$488.9	40.1%	$1,218.5

	Nine Months Ended September 30,
(In millions)	Food Care		Product Care		Total Company
2018 Net Sales	$2,136.5	61.5%	$1,335.9	38.5%	$3,472.4
Price	33.1	1.5%	8.4	0.6%	41.5	1.2%
Volume(1)	33.4	1.6%	(53.7)	(4.0)%	(20.3)	(0.6)%
Total organic change (non-U.S. GAAP)	66.5	3.1%	(45.3)	(3.4)%	21.2	0.6%
Acquisitions	8.5	0.4%	108.5	8.1%	117.0	3.4%
Total constant dollar change (non-U.S.GAAP)	75.0	3.5%	63.2	4.7%	138.2	4.0%
Foreign currency translation	(90.9)	(4.2)%	(27.5)	(2.0)%	(118.4)	(3.4)%
Total change (U.S. GAAP)	(15.9)	(0.7)%	35.7	2.7%	19.8	0.6%

2019 Net Sales	$2,120.6	60.7%	$1,371.6	39.3%	$3,492.2

(1)	Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
The following net sales discussion is on a reported and constant dollar basis.
Food Care
Three Months Ended September 30, 2019 Compared with the Same Period in 2018
As reported, net sales increased $2 million, or less than 1% in 2019 compared with 2018. On a constant dollar basis, net sales increased $22 million, or 3% in 2019 compared with 2018 primarily due to the following:

•	higher volume of $14 million, primarily in North America and APAC;

•	contributions from acquisition activities of $6 million; and

•	favorable price impact of approximately $3 million, primarily in South America driven by US dollar-based index pricing, partially offset in North America.
Nine Months Ended September 30, 2019 Compared with the Same Period of 2018
As reported, net sales decreased $16 million, or 1%, in 2019 compared to 2018. On a constant dollar basis, net sales increased $75 million, or 4%, in 2019 compared with 2018 primarily due to the following:

•	favorable price impact of $33 million, primarily in South America, driven by US dollar-based indexed pricing, partially offset by North America;

•	higher volume of $33 million, particularly in North America with positive volume trends also in South America and APAC, slightly offset by EMEA; and

•	contributions from acquisition activities of $9 million.
Product Care
Three Months Ended September 30, 2019 Compared with the Same Period in 2018
As reported, net sales increased $30 million, or 7%, in 2019 as compared to 2018. On a constant dollar basis, net sales increased $35 million, or 8%, in 2019 compared with 2018 primarily due to the following:

•	$56 million from acquisitions in their first twelve months, primarily APS; and

•	favorable price impact of $2 million, primarily in North America.
These were partially offset by:

•	lower volume, excluding acquisitions, of $23 million primarily in North America.
Nine Months Ended September 30, 2019 Compared with the Same Period of 2018
As reported, net sales increased $36 million, or 3%, in 2019 as compared to 2018. On a constant dollar basis, net sales increased $63 million, or 5%, in 2019 compared with 2018 primarily due to the following:

•	$109 million related to an increase in sales due to the APS and AFP acquired businesses; and

•	favorable price impact of $8 million, primarily in North America.
These were partially offset by:

•	lower volume of $54 million, primarily in North America and APAC.
Cost of Sales
Cost of sales for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2019	2018	Change	2019	2018	Change
Net sales	$1,218.5	$1,186.2	2.7%	$3,492.2	$3,472.4	0.6%
Cost of sales	826.5	820.7	0.7%	2,356.7	2,369.4	(0.5)%
As a % of net sales	67.8%	69.2%		67.5%	68.2%
Three Months Ended September 30, 2019 Compared with the Same Period in 2018
As reported, cost of sales increased by $6 million, or 1%, in 2019 compared to 2018. Cost of sales was impacted by favorable foreign currency translation of $18 million. As a percentage of net sales, cost of sales decreased by 140 basis points, from 69.2% for the three months ended September 30, 2018 to 67.8% for the three months ended September 30, 2019, primarily due to Reinvent SEE initiatives, including productivity improvements and restructuring savings and lower input costs.
Nine Months Ended September 30, 2019 Compared with the Same Period of 2018

As reported, cost of sales decreased by $13 million, or 1%, in 2019 compared to 2018. Cost of sales was impacted by favorable foreign currency translation of $85 million. As a percentage of net sales, cost of sales decreased by 70 basis points, from 68.2% for the nine months ended September 30, 2018 to 67.5% for the nine months ended September 30, 2019, primarily due improvements resulting from our Reinvent SEE initiatives, including productivity improvements and restructuring savings, as well as lower input costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") for the three and nine months ended September 30, 2019 and 2018 are included in the table below.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2019	2018	Change	2019	2018	Change
Selling, general and administrative expenses	$221.6	$192.1	15.4%	$699.9	$578.9	20.9%
As a % of net sales	18.2%	16.2%		20.0%	16.7%
Three Months Ended September 30, 2019 Compared with the Same Period in 2018
As reported, SG&A expenses increased by $30 million, or 15%, in 2019 compared to 2018. SG&A expenses were impacted by favorable foreign currency translation of $3 million. On a constant dollar basis, SG&A expenses increased approximately $33 million, or 17%. The increase is a result of a higher SG&A expense resulting from the acquisition of Automated Packaging Systems, restructuring associated costs primarily with our Reinvent SEE program and higher incentive compensation expense. These expenses were partially offset by cost savings resulting from our Reinvent SEE program.
Nine Months Ended September 30, 2019 Compared with the Same Period of 2018

As reported, SG&A expenses increased by $121 million, or 21%, in 2019 as compared to 2018. SG&A expenses were impacted by favorable foreign currency translation of approximately $15 million. On a constant dollar basis, SG&A expenses increased approximately $136 million, or 23%. The increase is a result of a $59 million charge related to the settlement agreement with Novipax, expense resulting from the acquisition of Automated Packaging Systems as well as restructuring associated charges primarily related to our Reinvent SEE program and higher incentive compensation expense. These expenses were partially offset by cost savings resulting from our Reinvent SEE program.
Amortization Expense of Intangible Assets Acquired
Amortization expense of intangible assets acquired for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2019	2018	Change	2019	2018	Change
Amortization expense of intangible assets acquired	$9.5	$3.6	163.9%	$18.5	$10.9	69.7%
As a % of net sales	0.8%	0.3%		0.5%	0.3%

The increase in amortization expense of intangibles for the three and nine months ended September 30, 2019 was primarily related to the acquisition of APS and AFP.
Reinvent SEE Strategy and Restructuring Activities
See Note 12, “Restructuring Activities,” of the Notes to Condensed Consolidated Financial Statements for additional details regarding each of the Company’s restructuring programs discussed below, restructuring plan’s accrual, spending and other activity for the nine months ended September 30, 2019.
In December 2018, our Board of Directors approved a three-year restructuring program (“New Program”) to drive total annualized savings by the end of 2021 in the range of $215 to $235 million. The total cash cost of the New Program is estimated to be in the range of $190 to $220 million, which will be incurred primarily in 2019 and 2020.

Sealed Air combined the New Program with its existing restructuring program (“Program”) which was largely related to the elimination of stranded costs. The Program is estimated to generate incremental cost savings of approximately $250 million by the end of 2021. For the nine months ended September 30, 2019, the Program generated incremental cost savings of $52 million related to reductions in operating costs, $47 million related to restructuring actions and $24 million related to actions impacting price cost spread.
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
Interest expense, net for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2019	2018	Change	2019	2018	Change
Interest expense on our various debt instruments:
Term Loan A due July 2022(1)	$2.7	$—	$2.7	$2.7	$—	$2.7
Term Loan A due July 2023	2.1	2.1	—	6.4	6.8	(0.4)
Revolving credit facility due July 2023	0.4	0.4	—	1.1	1.6	(0.5)
6.50% Senior Notes due December 2020	7.0	7.1	(0.1)	21.1	21.1	—
4.875% Senior Notes due December 2022	5.3	5.4	(0.1)	16.1	16.1	—
5.25% Senior Notes due April 2023	5.7	5.8	(0.1)	17.3	17.3	—
4.50% Senior Notes due September 2023	5.2	5.4	(0.2)	15.6	16.5	(0.9)
5.125% Senior Notes due December 2024	5.6	5.6	—	16.8	16.8	—
5.50% Senior Notes due September 2025	5.6	5.6	—	16.8	16.8	—
6.875% Senior Notes due July 2033	7.8	7.8	—	23.3	23.3	—
Other interest expense	5.8	3.9	1.9	14.8	12.6	2.2
Less: capitalized interest	(2.5)	(1.3)	(1.2)	(6.4)	(5.0)	(1.4)
Less: interest income	(2.2)	(3.0)	0.8	(9.0)	(12.6)	3.6
Total	$48.5	$44.8	$3.7	$136.6	$131.3	$5.3

(1)
On August 1, 2019, Sealed Air Corporation, on behalf of itself and certain of its subsidiaries, and Sealed Air Corporation (US) entered into the Amendment whereby the Company's existing senior secured credit facility with Bank of America, N.A., as agent, and the other financial institutions party thereto, was amended. The Amendment provides for a new incremental term facility in an aggregate principal amount of up to $475 million, to be used, in part, to finance the acquisition of APS. See Note 13, "Debt and Credit Facilities," of the Notes to Condensed Consolidated Financial Statements for further details.

Other (Expense) Income, net
Brazil Tax Credits
Cryovac Brasil Ltda., a Sealed Air subsidiary, received a final decision from the Brazilian court regarding a claim in which Sealed Air contended that certain indirect taxes paid were calculated on an incorrect amount. As a result of this case, the Company expects to receive credits on indirect tax payments in future periods. During the second quarter of 2019, the Company filed a return claim for the tax years of 2015 through 2018; as such, the Company has recorded $4.8 million to other (expense) income, net on the Condensed Consolidated Statements of Operations in the second quarter. The Company is currently working on documentation and a claim for the tax years of 2010 through 2014. The Company may be able to claim an overpayment of indirect taxes paid as far back as 2002. Subsequent claims may result in material future credits related to prior periods; however, these amounts cannot be estimated at this time. The Company will record income for future credits once the amounts are realizable.
See Note 21, “Other (Expense) Income, net,” of the Notes to Condensed Consolidated Financial Statements for additional components of other (expense) income, net.
Income Taxes
Our effective income tax rate for the three and nine months ended September 30, 2019 was 22% and 28%, respectively. In comparison to the U.S. statutory rate of 21%, the Company's effective income tax rate for the three month period ended September 30, 2019, is positively impacted by the benefits of U.S. Research and Development credits for current and prior periods and is negatively impacted by foreign earnings taxed at a higher rate, the effect of GILTI and other foreign income inclusions in the U.S. tax base, a U.S. audit assessment related to the valuation of an Intellectual Property Transfer in a 2011, state income taxes and non-deductible expenses. For the nine month period ended September 30, 2019, the Company's effective income tax rate is negatively impacted by foreign earnings taxed at a higher rate, the effect of GILTI and other foreign income inclusions in the U.S. tax base, U.S. audit assessments associated with 2011 and 2012 transactions, state income taxes and non-deductible expenses. For the nine month period ended September 30, 2019, the Company's effective income tax rate is positively impacted by the benefits for the U.S. Research and Development credit for current and prior periods and the release of valuation allowance on foreign deferred assets in Brazil related to improved profitability from Reinvent SEE initiatives.

The Company expects its effective tax rate related to continuing operations for the remainder of 2019 to be approximately 29% based on its projected mix of earnings, although the actual effective tax rate could vary from the anticipated rate as a result of many factors, including but not limited to the following:

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
Our effective income tax rate for the three and nine months ended September 30, 2018 was 31% and 115%, respectively. In comparison to the U.S. statutory rate of 21%, the Company’s effective tax rate was negatively impacted primarily by the Transition Tax and GILTI provisions associated with the TCJA. Tax expense reflected $290 million of discrete expense for the provisional tax estimate under SAB 118 related to the one-time mandatory tax on previously deferred foreign earnings of U.S subsidiaries under TCJA.
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

The change in valuation allowances for the three months ended September 30, 2019 was not material. The decrease in valuation allowance for the nine months ended September 30, 2019 was $8 million. The change in valuation allowances for the three and nine months ended September 30, 2018 was not material.
We reported a net increase in unrecognized tax benefits in the three and nine months ended September 30, 2019 of $17 million and $26 million, respectively, primarily related to research credits, U.S audit assessments, and interest accruals on existing positions. Interest and penalties on tax assessments are included in income tax expense. We reported changes in unrecognized tax benefits in the three and nine months ended September 30, 2018 of a $2 million increase and a $12 million decrease, respectively, primarily related to interest accruals and statute of limitations lapses in foreign jurisdictions.
Net Earnings (Loss) from Continuing Operations
Net earnings (loss) from continuing operations for the three and nine months ended September 30, 2019 and 2018 are included in the table below.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2019	2018	Change	2019	2018	Change
Net earnings (loss) from continuing operations	$79.5	$75.6	5.2%	$169.3	$(49.1)	(444.8)%
Three Months Ended September 30, 2019 Compared with the Same Period in 2018
For the three months ended September 30, 2019, net earnings was unfavorably impacted by $20 million of Special Items, after tax. Special Items were primarily the result of $20 million ($15 million, net of taxes) in restructuring and restructuring associated costs primarily related to our Reinvent SEE program.
For the three months ended September 30, 2018, net earnings was unfavorably impacted by $21 million of Special Items, after tax. Special Items were primarily comprised of charges related to the sale of Diversey of $9 million ($7 million, net of taxes), restructuring and other restructuring associated costs of $7 million ($7 million, net of taxes) and charges related to acquisition and divestiture activities of $5 million ($4 million, net of taxes).
Nine Months Ended September 30, 2019 Compared with the Same Period of 2018
For the nine months ended September 30, 2019, net earnings was unfavorably impacted by $148 million of Special Items after tax, which were primarily the result of $94 million ($71 million, net of taxes) in restructuring and restructuring associated costs primarily related to Reinvent SEE program and a $59 million ($44 million, net of taxes) charge related to the Novipax settlement.

For the nine months ended September 30, 2018, net loss was unfavorably impacted by $333 million of Special Items, including $290 million of provisional tax expense for the one-time tax on unrepatriated foreign earnings pursuant to the TCJA. In addition, net loss was unfavorably impacted by Special Items expenses primarily related to restructuring and other restructuring associated costs of $25 million ($21 million, net of taxes), charges related to the sale of Diversey of $21 million ($16 million, net of taxes) and charges related to acquisition and divestiture activities of $10 million ($8 million, net of taxes), partially offset by gain on class-action litigation proceeds of $13 million ($10 million, net of taxes).
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
The reconciliation of U.S. GAAP net earnings (loss) from continuing operations to non-U.S. GAAP Adjusted EBITDA follows our Adjusted EBITDA by segment commentary.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2019	2018	Change	2019	2018	Change
Food Care	$159.6	$145.4	9.8%	$458.1	$415.5	10.3%
Adjusted EBITDA Margin	21.9%	20.0%		21.6%	19.4%
Product Care	84.0	76.4	9.9%	243.0	233.3	4.2%
Adjusted EBITDA Margin	17.2%	16.6%		17.7%	17.5%
Corporate	(2.5)	(2.9)	(13.8)%	(7.5)	(7.6)	(1.3)%
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$241.1	$218.9	10.1%	$693.6	$641.2	8.2%
Adjusted EBITDA Margin	19.8%	18.5%		19.9%	18.5%
The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment.
Food Care
Three Months Ended September 30, 2019 Compared with the Same Period in 2018
Adjusted EBITDA increased $14 million in 2019 compared to the same period in 2018. Adjusted EBITDA was impacted by unfavorable foreign currency translation of approximately $4 million. On a constant dollar basis, Adjusted EBITDA increased $18 million, or 12%, in 2019 compared with the same period in 2018, which was primarily due to the impact of:

•	Reinvent SEE benefits of $35 million driven by actions reducing operating costs by $15 million, restructuring savings of $14 million and improvements to price cost spread of $6 million;

•	business growth including approximately $5 million from higher volume; and

•	other price cost spread drivers of $2 million.
These were partially offset by:

•	higher operating costs of approximately $23 million, including labor inflation, higher incentive compensation, investments in the business and other manufacturing costs.
Nine Months Ended September 30, 2019 Compared with the Same Period of 2018
On a reported basis, Adjusted EBITDA increased $43 million in 2019 compared to the same period in 2018. Adjusted EBITDA was impacted by unfavorable foreign currency translation of approximately $17 million. On a constant dollar basis, Adjusted EBITDA increased $60 million, or 14%, in 2019 compared with the same period in 2018, which was primarily due to the impact of:

•	Reinvent SEE benefits of $79 million driven by actions reducing operating costs by $38 million, restructuring savings of $28 million and improvements to price cost spread of $13 million;

•	other price cost spread drivers of $21 million; and

•	business growth including $11 million from higher volume.
These were partially offset by:

•	higher operating costs of $51 million, including labor inflation, higher incentive compensation, investments in the business and other manufacturing costs.
Product Care
Three Months Ended September 30, 2019 Compared with the Same Period in 2018
On a reported basis, Adjusted EBITDA increased $8 million in 2019 compared to the same period in 2018. Adjusted EBITDA was impacted by unfavorable foreign currency translation of approximately $1 million. On a constant dollar basis, Adjusted EBITDA increased $9 million, or 11%, in 2019 compared with the same period in 2018, which was primarily due to the impact of:

•	Reinvent SEE benefits of $14 million driven by restructuring savings of $7 million, improvements to price cost spread of $5 million and actions reducing operating costs by $2 million; and

•	other price cost spread drivers of approximately $11 million.
These were partially offset by:

•	lower volume of $9 million, primarily driven by macroeconomic headwinds, particularly in the industrial sector; and

•	higher operating costs of $8 million including labor inflation, higher incentive compensation expense, non-material manufacturing costs, and investments in the business.
Contributions from recent acquisitions was negligible in the three months ended September 30, 2019, primarily due to the $7 million one-time non-cash inventory step-up charge associated with the APS acquisition.
Nine Months Ended September 30, 2019 Compared with the Same Period of 2018
On a reported basis, Adjusted EBITDA increased $10 million in 2019 compared to the same period in 2018. Adjusted EBITDA was impacted by unfavorable foreign currency translation of approximately $5 million. On a constant dollar basis, Adjusted EBITDA increased $15 million, or 6%, in 2019 compared with the same period in 2018, which was primarily due to the impact of:

•	Reinvent SEE benefits of $44 million driven by restructuring savings of $19 million, actions reducing operating costs by $14 million and improvements to price cost spread of $11 million;

•	other price cost spread drivers of $20 million; and

•	contributions from recent acquisitions of $1 million, which is net of the $7 million one-time non-cash inventory step-up charge associated with the Automated Packaging Systems acquisition.
These was partially offset by:

•	higher operating costs of approximately $30 million, including labor inflation, higher incentive compensation expense, non-material manufacturing costs, investment in the business; and

•	lower volume of $21 million, primarily driven by macroeconomic headwinds, particularly in the industrial sector.
Corporate
Three Months Ended and Nine Months Ended September 30, 2019 Compared with the Same Period in 2018
Corporate Adjusted EBITDA was relatively flat on an as reported basis in the three and nine months ended September 30, 2019 as compared with the same period in 2018.

Reconciliation of U.S. GAAP Net Earnings (Loss) from Continuing Operations to non-U.S. GAAP Total Company Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net earnings (loss) from continuing operations	$79.5	$75.6	$169.3	$(49.1)
Interest expense, net	48.5	44.8	136.6	131.3
Income tax provision	22.8	33.4	65.5	388.4
Depreciation and amortization, net of adjustments(1)	53.2	41.0	131.4	121.9
Special Items:
Restructuring charges(2)	6.9	6.6	43.6	22.3
Other restructuring associated costs(3)	12.8	0.7	50.8	2.5
Foreign currency exchange loss (gain) due to highly inflationary economies	1.3	(0.4)	3.4	(0.4)
Charges related to the Novipax settlement agreement	—	—	59.0	—
Charges related to acquisition and divestiture activity	6.0	13.5	9.2	31.3
Gain from class-action litigation settlement	—	—	—	(12.6)
Other Special Items(4)	10.1	3.7	24.8	5.6
Pre-tax impact of Special Items	37.1	24.1	190.8	48.7
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$241.1	$218.9	$693.6	$641.2

(1)	Depreciation and amortization by segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Food Care	$30.6	$25.6	$81.8	$79.8
Product Care	22.7	15.5	50.7	42.5
Total Company depreciation and amortization(i)	53.3	41.1	132.5	122.3
Depreciation and amortization adjustments	(0.1)	(0.1)	(1.1)	(0.4)
Depreciation and amortization, net of adjustments	$53.2	$41.0	$131.4	$121.9

(i)
Includes share-based incentive compensation of $12 million and $25 million for the three and nine months ended September 30, 2019, respectively, and $8 million and $24 million for the three and nine months ended September 30, 2018, respectively.

(2)	Restructuring charges by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Food Care	$3.9	$2.3	$26.3	$8.4
Product Care	3.0	4.3	17.3	13.9
Total Company restructuring charges	$6.9	$6.6	$43.6	$22.3

(3)
Other restructuring associated costs for three and nine months ended September 30, 2019, primarily relate to fees paid to third-party consultants in support of Reinvent SEE and costs related to property consolidations resulting from Reinvent SEE.

(4)
Other Special Items for the three and nine months ended September 30, 2019, primarily included fees related to professional services, mainly legal fees, directly associated with Special Items or events that are considered one-time or infrequent in nature.

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
As of September 30, 2019, we had cash and cash equivalents of $200 million, of which approximately $185 million, or 93%, was located outside of the U.S. As of September 30, 2019, cash trapped outside of the U.S was not material. Our U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that in the near term cash located outside of the U.S. will be needed to satisfy its obligations, dividends and other demands for cash in the U.S.
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

(In millions)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$200.0	$271.7

See “Analysis of Historical Cash Flow” below.
Accounts Receivable Securitization Programs
At September 30, 2019 we had $138 million available to us under the U.S. and European programs of which we had $60 million and $78 million borrowed under the U.S. and European programs, respectively. At December 31, 2018, we had $150 million available to us under the programs of which we had $84 million borrowed under the European program. See Note 10, “Accounts Receivable Securitization Programs,” of the Notes to Condensed Consolidated Financial Statements for information concerning these programs.
Lines of Credit
At September 30, 2019 and December 31, 2018, we had a $1.0 billion revolving credit facility and had $58 million and $140 million of outstanding borrowings under the facility, respectively. In July 2018, we amended and restated our senior secured credit facility, including the revolving credit facility, and entered into the Third Amended and Restated Credit Agreement. In August 2019, the Company and certain of its subsidiaries further amended the Third Amended and Restated Credit Agreement. See Note 13, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.
There was $9 million outstanding under various lines of credit extended to our subsidiaries at September 30, 2019 and December 31, 2018. See Note 13, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.
Covenants
At September 30, 2019, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 13, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements.
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
Outstanding Indebtedness
At September 30, 2019 and December 31, 2018, our total debt outstanding consisted of the amounts set forth in the following table.

(In millions)	September 30, 2019	December 31, 2018
Short-term borrowings	$205.0	$232.8
Current portion of long-term debt	14.2	4.9
Total current debt	219.2	237.7
Total long-term debt, less current portion(1)	3,694.0	3,236.5
Total debt(2)	3,913.2	3,474.2
Less: Cash and cash equivalents	(200.0)	(271.7)
Net Debt	$3,713.2	$3,202.5

(1)	Amounts are net of unamortized discounts and debt issuance costs of $22 million as September 30, 2019 and $24 million as of December 31, 2018.

(2)	Includes liabilities associated with our finance leases but not the liabilities associated with our operating leases.
See Note 13, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Condensed Consolidated Statements of Cash Flows in the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
(In millions)	2019	2018
Net cash provided by operating activities	$251.2	$150.0
Net cash used in investing activities	(615.4)	(211.2)
Net cash provided by (used in) financing activities	295.4	(334.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.9)	(7.3)
In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-

discretionary expenditures that are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(In millions)	2019	2018	Change
Cash flow provided by operating activities	$251.2	$150.0	$101.2
Capital expenditures	(141.6)	(114.8)	(26.8)
Free cash flow(1)	$109.6	$35.2	$74.4

(1)
Free cash flow was $80 million in the nine months ended September 30, 2018 excluding the payment of charges related to the sale of Diversey and efforts to address related stranded costs of $45 million.

Net Cash Provided by Operating Activities
Nine Months Ended September 30, 2019
Net cash provided by operating activities of $251 million in the nine months ended September 30, 2019 was primarily attributable to:

•
$159 million of net earnings, as well as $173 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities primarily including depreciation and amortization, share-based incentive compensation expenses and profit sharing expenses; and

•
$23 million of changes in other and asset and liability balances including income tax receivable/payable balances. This activity reflects timing of accrued liabilities including accrued restructuring and taxes payable.

These were partially offset by:

•	$103 million of changes in working capital, including a decrease in cash provided by accounts payable and an increase in inventory reflecting acquisitions and the timing of raw material purchases.
Nine Months Ended September 30, 2018
Net cash provided by operating activities of $150 million in the nine months ended September 30, 2018 was primarily attributable to:

•
$7 million of net loss, as well as $174 million of non-cash adjustments to reconcile net loss to net cash provided by operating activities, primarily attributable to depreciation and amortization, an increase in deferred taxes, share-based incentive compensation expenses and profit sharing expenses;

•
$55 million of changes in tax payable/receivable balances. This activity reflects an increase of provisional tax expense for the one-time tax on unrepatriated foreign earnings pursuant to the TCJA; and

•
$27 million of changes in other liabilities and assets. This activity primarily reflects a one-time payment in lieu of certain future royalty payments and the timing of incentive compensation payments.

These were partially offset by:

•
$99 million of changes in working capital, as a result of increases in inventory and net trade receivables, offset by increases in accounts payable. This activity reflects the timing of inventory purchases and an increase in inventory stock.

Net Cash Used in Investing Activities
Nine Months Ended September 30, 2019
Net cash used in investing activities of $615 million in the nine months ended September 30, 2019 primarily consisted of the following:

•	$453 million for acquisition activities during the year including the purchase of Automated Packaging Systems;

•	capital expenditures of $142 million;

•	the purchase of a six-month time deposit as part of our insurance captive of $11 million; and

•	$9 million related to settlements of foreign currency forward contracts and other investing activity.
Nine Months Ended September 30, 2018
Net cash used in investing activities of $211 million in the nine months ended September 30, 2018 primarily consisted of the following:

•	capital expenditures of $115 million;

•	$68 million related to the acquisition of AFP;

•	$20 million of working capital settlements paid related to the sale of Diversey;

•	an increase to cost method investments of $8 million; and

•	$6 million related to settlements of foreign currency forward contracts.
These were partially offset by:

•	$7 million related to proceeds from the sale of businesses and working capital adjustments related to other acquisitions.
Net Cash Provided by (Used in) Financing Activities
Nine Months Ended September 30, 2019
Net cash provided by financing activities of $295 million in the nine months ended September 30, 2019 was primarily due to the following:

•	proceeds from long-term debt of $475 million due to the new Term Loan A which was used to fund the purchase of APS.
These were partially offset by:

•	payments of quarterly dividends of $74 million;

•	repurchases of common stock of $67 million;

•	net payments of short-term borrowings of $20 million;

•	netting of common stock for tax withholding obligations relating to stock-based compensation of $11 million; and

•	other financing activities of $7 million, including principal payments on financing lease obligations.
Nine Months Ended September 30, 2018
Net cash used in financing activities of $334 million in the nine months ended September 30, 2018 was primarily due to the following:

•	repurchases of common stock of $534 million;

•	payments of quarterly dividends of $79 million;

•	acquisition of common stock for tax withholding obligations relating to stock-based compensation of $8 million;

•	$6 million payment of debt extinguishment costs; and

•	other financing activities of $3 million, including principal payments on financing lease obligations.
These factors were partially offset by:

•
net proceeds from short-term borrowings of $296 million primarily due to borrowings under our accounts receivable securitization programs and draws on our local lines of credit for use of working capital and share repurchases.

Changes in Working Capital

(In millions)	September 30, 2019	December 31, 2018	Change
Working capital (current assets less current liabilities)	$89.1	$66.2	$22.9
Current ratio (current assets divided by current liabilities)	1.1x	1.0x
Quick ratio (current assets, less inventories divided by current liabilities)	0.6x	0.7x

The $23 million, or 35%, increase in working capital reflects:

•	an increase in prepaid expenses and other current assets of $76 million; and

•	an increase in inventory of $73 million, as a result of acquisitions, timing of inventory purchases, an inventory stock build to meet forecasted demand and acquisition activity.
These were partially offset by:

•
a decrease in cash and cash equivalents of $72 million related primary to investing and financing activities, including the payment of dividends and repurchases of common stock, partially offset by cash generated from operations; and

•	an increase in other current liabilities of $54 million, reflecting the timing of accrued liabilities including restructuring and taxes payable.
Changes in Stockholders’ Deficit
The $45 million, or 13%, increase in stockholders’ deficit in the nine months ended September 30, 2019 was primarily due to the following:

•	net earnings of $159 million;

•	stock issued for profit sharing contribution paid in stock of $22 million;

•	unrealized gains on derivative instruments of $15 million;

•	the effect of share-based incentive compensation of $15 million; and

•	recognition of pension items, net of taxes of $2 million.
These were partially offset by:

•	dividends paid and accrued on our common stock of $75 million;

•	a net increase in shares held in treasury of $67 million; and

•	cumulative translation adjustment of $26 million.
We repurchased approximately 1.6 million shares of our common stock in the nine months ended September 30, 2019 for $67 million. See Note 19, “Stockholders’ Deficit,” of the Notes to Condensed Consolidated Financial Statements for further details.
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
Foreign Currency Forward Contracts
At September 30, 2019, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At September 30, 2019, we had no outstanding interest rate swaps, collars or options.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 14, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 15, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $53 million in the fair value of the total debt balance at September 30, 2019. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
Argentina
Recent economic events in Argentina have continued to expose us to heightened levels of foreign currency exchange risks. As of July 1, 2018, Argentina's economy was designated as a hyper-inflationary economy. We recognized a net foreign currency exchange loss of $1 million and $3 million, for the three and nine months ended September 30, 2019, respectively and a net foreign currency exchange gain of $0.4 million for the three and nine months ended September 30, 2018, within Foreign currency exchange loss due to highly inflationary economies on the Condensed Consolidated Statements of Operations, primarily related to the designation of Argentina as a highly inflationary economy under U.S GAAP. See Note 1, "Organization and Basis of Presentation," of the Notes to Condensed Consolidated Financial Statements for additional information. As of September 30, 2019, 1% of our consolidated net sales were derived from products sold in Argentina and net assets include $4 million of cash and cash equivalents. Also, as of September 30, 2019, our Argentina subsidiaries had a negative cumulative translation adjustment balance of $24 million.
Russia
The U.S. and the European Union (EU) have imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities. Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products. These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however, they may limit the amount of future business the Company does with customers involved in activities in Russia. However, as of September 30, 2019, we do not anticipate these events will have a material impact to our 2019 results of operations. As of September 30, 2019, 2% of our consolidated net sales were derived from products sold into Russia and net assets include $17 million of cash and cash equivalents. Also, as of September 30, 2019, our Russian subsidiaries had a negative cumulative translation adjustment balance of $30 million.
Brazil
Recent economic events in Brazil, including the increase in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of September 30, 2019, we do not anticipate these events will have a material impact on our 2019 results of operations. As of September 30, 2019, 3% of our consolidated net sales were derived from products sold into Brazil and net assets include $13 million of cash and cash equivalents. The Company has a closed defined benefit pension plan in Brazil. We do not believe the economic environment in Brazil exposes the Company to heightened risk through the defined benefit pension plan, as the plan represents only 3% of the Company's total projected benefit obligation and defined benefit plan assets as of December 31, 2018. Further we believe, the assets are well hedged to the interest rate environment. Also, as of September 30, 2019, our Brazil subsidiaries had a negative cumulative translation adjustment balance of $41 million.
United Kingdom
The United Kingdom is in the process of exiting the European Union, which has been delayed but is currently scheduled to occur in late 2019 or early 2020 (referred to as "Brexit"). Although the final terms of the withdrawal are not yet known, we continue to assess the risk and impact of the United Kingdom's exit from the European Union on our operations, controls, and financial performance.
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
Brexit may require us to tighten credit controls that will have adverse impact on our sales and bad debt expense. Further devaluation of the Sterling would have a negative impact on our financial results reported in US Dollar. However, as of September 30, 2019, we do not anticipate these events will have a material impact on our 2019 results of operations. As of

September 30, 2019, 3% of our consolidated net sales were derived from products sold into the United Kingdom and net assets include $5 million of cash and cash equivalents. Also, as of September 30, 2019, our United Kingdom subsidiaries had a negative cumulative translation adjustment balance of $39 million.
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
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at September 30, 2019 would have caused us to pay approximately $51 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
Our foreign currency forward contracts are described in Note 14, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference.
Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the translated value of the debt was $12 million as of September 30, 2019 and is reflected in long-term debt on our Condensed Consolidated Balance Sheets.
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
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $605 million at September 30, 2019 and $590 million at December 31, 2018.
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
Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $1 million and $3 million for the three and nine months ended September 30, 2019, respectively, and $1 million and $2 million for the three and nine months ended September 30, 2018, respectively. The allowance for doubtful accounts was $10 million and $9 million at September 30, 2019 and December 31, 2018, respectively.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting during the nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On November 1, 2019, purported Company stockholder UA Local 13 & Employers Group Insurance Fund filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the Company’s tax deduction in connection with its 2014 settlement for asbestos-related liabilities related to the Cryovac acquisition and the Company’s subsequent hiring of Ernst & Young LLP as its independent auditors. The plaintiff seeks to represent a class of purchasers of the Company’s common stock between November 5, 2014 and August 6, 2018. The complaint seeks, among other things, unspecified compensatory damages, including interest, and attorneys’ fees and costs.
The Company has received from the staff of the SEC subpoenas for documents and requests for information in connection with the SEC's previously disclosed investigation. Those subpoenas and requests seek documents and information regarding the Company's accounting for income taxes, its financial reporting and disclosures, the process by which the Company selected its former independent audit firm which audited the fiscal years of 2015 through 2018, the independence of that audit firm, and other matters.
Following the announcement on June 20, 2019 that the Company had terminated the employment of William G. Stiehl as Chief Financial Officer, the Company received a Grand Jury subpoena from the United States Attorney's Office for the Western District of North Carolina (the "U.S. Attorney's Office") seeking documents relating to that termination and relating to the process by which the Company selected its former independent audit firm for the fiscal years of 2015 through 2018.
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
The Company has received from the staff of the SEC subpoenas for documents and requests for information in connection with the SEC's previously disclosed investigation. Those subpoenas and requests seek documents and information regarding the Company's accounting for income taxes, its financial reporting and disclosures, the process by which the Company selected its former independent audit firm which audited the fiscal years of 2015 through 2018, the independence of that audit firm, and other matters. The Company has also received a Grand Jury subpoena from the U.S. Attorney's Office seeking documents relating to the termination of our former CFO and relating to the process by which the Company selected its previous independent audit firm.
The Company is fully cooperating with the SEC and the U.S. Attorney's Office. However, we cannot predict the outcome or duration of either of those investigations and there can be no guarantee as to the amount of internal and external resources we may need to devote to responding to any further requests we may receive from the SEC and/or the U.S. Attorney's Office. In addition, if the SEC and/or the U.S. Attorney's Office were to charge the Company with violations, we could potentially be subject to fines, penalties or other adverse consequences, and our business and financial condition could be adversely impacted. Furthermore, any determination that the Company’s previous audit firm was not independent during the years it audited could require that certain of our historical financial statements be re-audited by our new independent registered public accounting firm which could affect our ability to comply with certain reporting obligations imposed by federal securities laws.
For a discussion of our risk factors, please refer to Part I, Item 1A, “Risk Factors,” of our 2018 Form 10-K.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(c)     Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended September 30, 2019, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of June 30, 2019				$707,648,181
July 1, 2019 through July 31, 2019	23,452	$—	—	707,648,181
August 1, 2019 through August 31, 2019	5,440	$—	—	707,648,181
September 1, 2019 through September 30, 2019	5,635	$—	—	707,648,181
Total	34,527		—	$707,648,181

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

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column (a)	Forfeitures under Omnibus Incentive Plan	Total
	(a)	(b)	(c)	(d)
July 2019	2,913	$42.78	20,539	23,452
August 2019	641	$40.75	4,799	5,440
September 2019	913	$41.95	4,722	5,635
Total	4,467		30,060	34,527

Item 6.  Exhibits

Exhibit Number	Description
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

10.1
Amendment No. 2 to Third Amended and Restated Syndicated Facility Agreement and Incremental Assumption Agreement, dated as of August 1, 2019, by and among Sealed Air Corporation, on behalf of itself and certain of its subsidiaries, and Sealed Air Corporation (US), Bank of America, N.A., as agent and the other financial institutions party thereto.

31.1	Certification of Edward L. Doheny II pursuant to Rule 13a-14(a), dated November 8, 2019.
31.2	Certification of James M. Sullivan pursuant to Rule 13a-14(a), dated November 8, 2019.
32	Certification of Edward L. Doheny II and James M. Sullivan, pursuant to 18 U.S.C. § 1350, dated November 8, 2019.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: November 8, 2019	By:	/s/ James M. Sullivan
James M. Sullivan
Senior Vice President and Chief Financial Officer