Form 10-K
period 2019-12-31
SEALED AIR CORP/DE
filed 2020-03-02
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,580,640,559, based on the closing sale price as reported on the New York Stock Exchange.
There were 154,670,740 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of February 21, 2020.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, to be held on May 21, 2020, are incorporated by reference into Part III of this Form 10-K.

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
The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: global economic and political conditions, currency translation and devaluation effects, changes in raw material pricing and availability, competitive conditions, the success of new product offerings, consumer preferences, the effects of animal and food-related health issues, the effects of epidemics or pandemics, including the Coronavirus Disease 2019 (COVID-19), changes in energy costs, environmental matters, the success of our restructuring activities, the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts, changes in our credit ratings, the tax benefit associated with the Settlement agreement (as defined below), regulatory actions and legal matters, and the other information referenced in Part I, Item 1A, “Risk Factors.” Any forward-looking statements made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

Item 1.	Business
The Company

We are in business to protect, to solve critical packaging challenges, and to leave our world better than we found it.
Sealed Air Corporation ("Sealed Air" or the "Company", also referred to as "we", "us", or "our") was incorporated in Delaware in 1960. We conduct substantially all of our business through two wholly-owned subsidiaries, Cryovac, LLC (formerly, Cryovac, Inc.) and Sealed Air Corporation (US). Please refer to Part II, Item 8, “Financial Statements and Supplementary Data” for financial information about the Company and its subsidiaries, which is incorporated herein by reference. Also, when we cross reference to a “Note,” we are referring to our “Notes to Consolidated Financial Statements,” unless the context indicates otherwise.
We apply knowledge and expertise to develop fulfillment and packaging solutions that minimize food waste, maximize food safety, and protect goods shipped around the world. We apply our expertise in material science to develop sustainable solutions that addresses recyclability, reusability and recycled and/or renewable content.
In 2019, we generated net sales of $4.8 billion, net earnings from continuing operations of $294 million, and Adjusted EBITDA of $965 million, all of which were higher than prior year results. Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for reconciliation of net earnings from continuing operations based on Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) to total company Adjusted EBITDA presented on a basis which does not conform to U.S. GAAP, which we refer to as “non-U.S. GAAP.”
Competitive Strengths
We strive to deliver the best products at the right price and make them sustainable. In the markets we serve, we leverage our iconic brands, leading market positions, differentiated technologies, global scale/market access, and well-established customer relationships. Our portfolio of leading packaging solutions includes Cryovac® brand food packaging, Sealed Air® brand protective packaging and Bubble Wrap® brand packaging which collectively enable a safer, more efficient food supply chain and protect valuable goods shipped around the world. We execute our strategy through the following competitive strengths.
Leading Market Positions. We are a global provider of packaging solutions for the food, e-Commerce, electronics and industrial markets. For food industries we provide integrated packaging materials, equipment, automation and service solutions that extend shelf life, enhance brands and drive operational excellence by eliminating waste, increasing processing speeds and reducing customers’ labor requirements. For e-Commerce, electronics, and industrial markets we offer a broad range of protective packaging materials and automation solutions that prevent product damage, increase order fulfillment velocity, and generate savings through reductions in waste, dimensional weight and packaging labor.
Innovation, Digitalization and Automation. Sealed Air operates Innovation centers in the U.S. and Europe, and a global network of 39 packaging labs and design centers staffed with an extensive team of scientists, engineers, designers and industry application experts. Our research and development efforts are focused on developing sustainable, innovative solutions to improve our customers’ profitability, and help them deliver outstanding customer experience to their customers. We are investing in digitalization and automation to build an ecosystem of connected machines, people and automated processes.
Sustainability in everything we do. Sustainability is top of mind for our constituents. We focus on reducing climate-related emissions, water use, energy use and waste in our operations and throughout the value chain while innovating and manufacturing high performance packaging. We are involved in worldwide collaborations with objectives to increase recycling, reusability and recycled content. Our sustainability strategy focuses on materials, design, recovery and education to lead industry transformation towards a circular economy.
Global Reach. Sealed Air serves a diverse global customer base with a sales and distribution network reaching 124 countries/regions. In 2019, 48% of net sales were from outside the U.S. This scale and reach enable us to partner with customers as they expand their business on a global basis. Our broad geographic presence and extensive distribution network position us to capitalize on growth opportunities in markets around the world.

Diversified Customer Base. Our customers include the world’s leading food processors, e-Commerce and industrial and electronics manufacturers. We leverage extensive knowledge of our customers’ business when innovating new solutions, and partner with customers to effectively implement our solutions to improve their operations. Our customer base is diverse, with no single customer or affiliated group of customers representing more than 10% of net sales in 2019.
Operational Excellence. We have been optimizing our manufacturing processes and distribution network. These efforts have resulted in plant productivity improvements, network efficiencies, and procurement savings. Operational disciplines are becoming embedded in the organization and demonstrating sustained results.
Reinvent SEE Strategy
In 2018, we completed a thorough assessment of our entire organization and the market opportunities available across the global packaging industry. This assessment confirmed Sealed Air is well positioned to continue delivering organic growth. It also reinforced the need to grow market share and move into adjacent markets with greater speed and efficiency, as we accelerate returns on our highly differentiated innovations. Acting on these findings, Sealed Air formulated and announced its Reinvent SEE Strategy and complementary restructuring program in 2018.
The execution of our Reinvent SEE strategy is well underway and ahead of schedule. The objective is to transform how we innovate, buy, make, and solve customers’ most critical packaging challenges. Throughout the process, our behaviors are focused on the 4P'SSM of Reinvent SEE:
Performance. Achieving world-class performance by driving growth above the markets we serve and increasing our operating leverage while maintaining a disciplined investment approach.
People. Developing a One SEE high performance culture by instilling a strong service culture and developing, retaining and attracting the best and brightest workforce.
Products. Focusing on increasing our innovation rate. Offer our customers the best products at the right price and make them sustainable.
Processes. Embedding One SEE operational excellence into everything we do by eliminating waste, simplifying processes, automating and removing people from harm’s way.
Sustainability. Leaving our world better than we found it by reducing our resource intensity, diverting waste from landfills and improving employee safety.
Segments
We report our segment information in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 280, “Segment Reporting,” (“FASB ASC Topic 280”).
See Note 6, “Segments,” of the Notes to Consolidated Financial Statements for further information.
Recent Developments
On August 1, 2019 the Company acquired 100% of the limited liability company interest in Automated Packaging Systems, LLC, formerly Automated Packaging Systems, Inc. (“Automated”), a leading manufacturer of automated bagging systems. The acquisition is included in our Product Care reporting segment. Automated offers growth opportunities and allows us to further penetrate adjacent markets. Consideration exchanged for Automated was $445.7 million in cash.
On August 1, 2018, we acquired AFP, Inc., a leading, privately held fabricator of foam, corrugated, molded pulp and wood packaging solutions, to join our Product Care division. This acquisition further expands our protective packaging solutions in the electronics, transportation and industrial markets with custom-engineered applications. We acquired 100% of AFP shares for an estimated consideration of $74.1 million, excluding $3.3 million of cash acquired.
On October 2, 2017, we acquired Fagerdala Singapore Pte Ltd. (“Fagerdala”), a manufacturer and fabricator of polyethylene foam based in Singapore, to join our Product Care division. We acquired 100% of Fagerdala shares for estimated consideration of S$144.7 million, or $106.2 million, net of cash acquired of $13.3 million. We acquired Fagerdala to leverage its manufacturing footprint in Asia, expertise in foam manufacturing and fabrication, and commercial organization to expand our presence across multiple industries utilizing fulfillment to distribute goods.
On March 25, 2017, we entered into a definitive agreement to sell our Diversey Care division and the food hygiene and cleaning business within our Food Care division (collectively, “Diversey”) for gross proceeds of USD equivalent of $3.2 billion. The transaction was completed on September 6, 2017.
See Note 5, “Discontinued Operations, Divestitures and Acquisitions,” of the Notes to Consolidated Financial Statements for further information on these transactions.
Descriptions of the Reportable Segments
Food Care Segment
Food Care largely serves perishable food processors, predominantly in chilled, smoked and processed meat, poultry and dairy-solid markets worldwide, and maintains positions in target applications. Food Care provides integrated packaging materials, equipment, and automation solutions and services to increase operational efficiency, extend shelf life and reduce resource use throughout the supply chain with innovative, sustainable packaging that enables customers to reduce costs and enhance their brands in the marketplace.
Food Care solutions are well aligned to capitalize on global market dynamics driven by continued urbanization, global growth of middle class, the e-food movement, growing consumer preference for smaller portions and healthier food choices, increasing labor scarcity and demand for more sustainable packaging. Our solutions, innovative materials and proven equipment and services preserve nutrition while enhancing food safety. Food Care technologies and continued investment in innovation positions it not only to address, but to be a global provider of solutions for sustainable packaging. Food Care solutions are marketed under the Cryovac® trademark and other highly recognized trade names including Cryovac Grip & Tear®, Cryovac Darfresh®, Cryovac Mirabella®, Simple Steps® and Optidure™.
Food Care applications are largely sold direct to customers by our sales, marketing and customer service personnel throughout the world.
Product Care Segment
Product Care packaging solutions are utilized across many global markets and are especially valuable to e-Commerce, electronics and industrial manufacturing. Product Care solutions are designed to protect valuable goods in shipping, and drive operational excellence for our customers, increasing their order fulfillment velocity while minimizing material usage, dimensional weight and packaging labor requirements. The breadth of Product Care’s solutions portfolio, extensive packaging engineering and technical services, and global reach uniquely supports the needs of multinational customers who require performance excellence, consistency and reliability of supply wherever they operate around the globe. Recent acquisitions of Fagerdala in 2017 and AFP, Inc. in 2018 enabled us to further expand our protective packaging solutions in electronics, transportation and industrial markets with turnkey, custom-engineered, fabricated solutions. The 2019 acquisition of Automated, a leading manufacturer of automated bagging systems, offers growth opportunities and allows us to further penetrate adjacent markets.
Product Care benefits from the continued expansion of e-Commerce, increasing freight costs, scarcity of labor, and increasing demand for more sustainable packaging. Product Care solutions are sold direct as well as through supply distributors that sell to business/industrial end-users. Product Care solutions are additionally sold directly to fabricators, original equipment manufacturers, contract manufacturers, third-party logistics partners, e-commerce/fulfillment operations, and at various retail centers. Product Care solutions are marketed under industry-leading brands including Bubble Wrap® brand inflatable packaging, Sealed Air® brand performance shrink films and Autobag® brand bagging systems. Product Care product families include additional well known tradenames including Instapak® polyurethane foam packaging solutions and Korrvu® suspension and retention packaging. Solutions are sold globally and supported by a network of 39 American Society for Testing and Materials International (“ASTM”)-approved Product Care design and testing centers, and one of the industry’s largest sales and service teams.
Sustainability
As a leader in the packaging industry, we are committed to delivering essential solutions that minimize food waste, maximize food safety, and protect valuable goods shipped around the world. Analysis by our leadership team and Board of

Directors of anticipated issues, risks and opportunities guide our strategy. Our innovation strategy and sustainability goals are aligned as it relates to waste reduction, recyclability and reusability. We are investing in our materials to lighten the weight and increase recycled and/or renewable content, while maintaining the highest performance standards of Sealed Air brands. We believe that our commitment to sustainability differentiates us from competitors.
In 2014, we launched an ambitious plan to achieve a set of 2020 Sustainability Goals within our own internal operations, most of which have been met or are ahead of schedule. We sought to embed sustainability into the fabric of our operational excellence by reducing greenhouse gas emissions, energy and water intensity of our operations and by diverting product and process waste from landfills. We hold our suppliers to the same high standards we have for our own operations.
In late 2018, we announced our 2025 Sustainability and Plastics Pledge that will increase plastics circularity in the packaging industry through the following key initiatives:
Investment in Innovation. Dedicating significant R&D resources to design and advance packaging solutions to be recyclable or reusable and contain more recycled and/or renewable content.
Eliminate Plastic Waste. Achieving ambitious targets of recycled content across all packaging solutions which maximize post-consumer recycled content.
Collaborate for Change. Aligning with strategic partners to combine resources, expertise and corporate voices to find impactful ways to create a circular economy which includes technology investments to facilitate the reuse, collection and recycling of plastic. Two of our leading partners are the Alliance to End Plastic Waste and the Materials Recovery for the Future program.
Global Operations
We operate through our subsidiaries and have a presence in the U.S. and the 47 other countries/regions listed below, enabling us to distribute our products to our customers in 124 countries/regions.

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
We face risks inherent in these international operations, such as currency fluctuations, inflation and political instability. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference. Other risks attendant to our international operations are set forth in Part I, Item 1A “Risk Factors,” of this Annual Report on Form 10-K, which information is incorporated herein by reference. Information on the impact of currency exchange on our Consolidated Financial Statements appears in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information showing net sales for the year ended December 31, 2019 and total long-lived assets by geographic region as of December 31, 2019 appears in Note 6, “Segments,” which information is incorporated herein by reference. We maintain programs to comply with the various laws, rules and regulations related to the protection of the environment that we may be subject to in the many countries/regions in which we operate. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Environmental Matters.”
Raw Materials and Purchasing
Suppliers provide raw materials, packaging components, contract manufactured goods, equipment and other direct materials, such as inks, films and paper. Our principal raw materials are polyolefin and other petrochemical-based resins, as well as paper and wood pulp products. Raw materials represent approximately one-third of our consolidated cost of sales. We also purchase corrugated materials, cores for rolls of products such as films and Bubble Wrap® brand cushioning, inks for printed materials, and blowing agents used in the expansion of foam packaging products. In addition, we offer a wide variety of specialized packaging equipment, some of which we manufacture or have manufactured to our specifications, some of which we assemble and some of which we purchase from suppliers. Equipment and accessories include industrial and food packaging equipment.
The vast majority of the raw materials required for the manufacture of our products and all components related to our equipment and accessories generally have been readily available on the open market, in most cases are available from several suppliers and are available in amounts sufficient to meet our manufacturing requirements. However, in some regions we have some sole-source suppliers, and the lack of availability of supplies could have a material negative impact on our consolidated financial condition or results of operations. Natural disasters such as hurricanes, as well as political instability and terrorist activities, may negatively impact the production or delivery capabilities of refineries and natural gas and petrochemical suppliers and suppliers of other raw materials. Due to by-product/co-product chemical relationships to the automotive and housing markets, several materials may become difficult to source. These factors could lead to increased prices for our raw materials, curtailment of supplies and allocation of raw materials by our suppliers. We purchase some materials used in our packaging products from materials recycled in our manufacturing operations or obtained through participation in recycling programs. Although we purchase some raw materials under long-term supply arrangements with third parties, these arrangements follow market forces and are in line with our overall global purchasing strategy, which seeks to balance the cost of acquisition and availability of supply.
We have a centralized supply chain organization, which includes centralized management of purchasing and logistic activities. Our objective is to leverage our global scale to achieve purchasing efficiencies and reduce our total delivered cost across all our regions. We do this while adhering to strategic performance metrics and stringent purchasing practices.
Competition
There are other manufacturers of Food Care's products, some that operate across multiple regions and others that operate in a single region or single country. Competing manufacturers produce a wide variety of food packaging based on plastic, metals and other materials. We believe that we are one of the leading suppliers of flexible food packaging materials and related systems in the principal geographic areas in which we offer those products.
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
Some of our competitors in both Food Care and Product Care have been consolidating in recent years or have been involved in significant merger and acquisition activity, and we believe this trend may continue. Such consolidation could have an adverse impact on the pricing of our products and services and our ability to retain customers, which could in turn adversely affect our business, consolidated financial condition or results of operations.
Seasonality
Historically, net sales in our Food Care segment have tended to be slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter, due to holiday events. Net sales in our Product Care segment have also tended to be slightly lower in the first quarter and higher in the mid-third quarter and through the fourth quarter due to the holiday shopping season. On a consolidated basis, there is little seasonality in the business, with net sales slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter. Our consolidated net earnings typically trend directionally the same as our net sales seasonality, though may be difficult to predict if significant one-time transactions, events or non-recurring charges were to impact our business. Cash flow from operations has tended to be lower in the first quarter and higher in the fourth quarter, reflecting seasonality of sales and working capital changes, including the timing of certain annual incentive compensation payments.
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
In order to best position ourselves for delivering innovative solutions that are compatible with our strategic intent, we rationalized our portfolio of innovation pipelines and focused our efforts to deliver projects that have faster speed to market and that have better chance of profitable growth. Therefore, our research and development expense was $77 million in 2019, $81 million in 2018 and $92 million in 2017.
Our research and development activities are focused on end-use applications. As a result, we operate:

•	four comprehensive Packaging Development and Innovation Centers located in the U.S., Italy, and Singapore;

•	seven Equipment Design Centers in the U.S., France, Switzerland, Italy and Singapore targeting innovation in equipment and digital solutions; and

•	39 Package Design and Applications Centers for Product Care globally.
In addition, we are expanding our R&D capabilities through acquisitions made in 2019, which included R&D teams and facilities.
Patents and Trademarks
We own or are the licensee of approximately 2,850 U.S. and foreign patents and patent applications, and approximately 2,600 U.S. and foreign trademark registrations and trademark applications that relate to many of our products, manufacturing processes and equipment. We believe that our patents and trademarks collectively provide a competitive advantage. We file annually an average of approximately 270 U.S. and foreign patent applications and approximately 40 U.S. and foreign trademark applications. None of our reportable segments is dependent upon any single patent or trademark alone. Rather, we believe that our success depends primarily on our sales and service, marketing, engineering and manufacturing skills and on our ongoing research and development efforts. We believe that the expiration or unenforceability of any of our patents, applications, licenses or trademark registrations would not be material to our business or consolidated financial condition.
Environmental, Health and Safety Matters
As a manufacturer, we are subject to various laws, rules and regulations in the countries/regions, jurisdictions and localities in which we operate. These cover: the safe storage and use of raw materials and production chemicals; the release of materials into the environment; standards for the treatment, storage and disposal of solid and hazardous wastes; or otherwise relate to the protection of the environment. We have an environmental management system that aids in our management of environmental, health and safety matters pertaining to our operations. Key elements of this environmental management system are implemented throughout our operations. We believe that compliance with current environmental and workplace health and safety laws and regulations has not had a material effect on our capital expenditures or consolidated financial condition.
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
Our emphasis on environmental, health and safety compliance provides us with risk reduction opportunities and cost savings through asset protection and protection of employees. We have a policy in place that guides the Company in environmental, health and safety matters including training, materials conservation, communications, targets and transparency.

Employees
As of December 31, 2019, we had approximately 16,500 employees worldwide. Approximately 7,000 of these employees were in the U.S., with approximately 100 of these employees covered by collective bargaining agreements. Of the approximately 9,500 employees who were outside the U.S., approximately 4,700 were covered by collective bargaining agreements. Of our 4,800 employees covered by collective bargaining agreements, approximately 35%, primarily outside the U.S., will expire within the next year and we will be engaged in negotiations to attain new agreements. Many of the covered employees are represented by works councils or industrial boards, as is customary in the jurisdictions in which they are employed. We believe that our employee relations are satisfactory.
Available Information
Our Internet address is www.sealedair.com. We make available, free of charge, on or through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports that we file or furnish pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site that contains these filings and they can be accessed via the Internet address https://www.sec.gov. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this Form 10-K.

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
Uncertain global economic conditions have had and may continue to have an adverse impact on our business in the form of lower net sales due to weakened demand, unfavorable changes in product price/mix, or lower profit margins. For example, global economic downturns have adversely impacted some of our end-users and customers, such as food processors, distributors, supermarket retailers, restaurants, industrial manufacturers, retail establishments, business service contractors and e-commerce and mail order fulfillment firms, and other end-users that are particularly sensitive to business and consumer spending.
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
We may face risks related to health epidemics or outbreaks of communicable diseases. The outbreak of such a communicable disease could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries. For example, the recent outbreak in China of the Coronavirus Disease 2019 (COVID-19) which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and is impacting worldwide economic activity. A public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of our products and adversely impact our business, financial condition or results of operations.
The global nature of our operations exposes us to numerous risks that could materially adversely affect our consolidated financial condition and results of operations.
We operate in 48 countries/regions, and our products are distributed to 124 countries around the world. A large portion of our manufacturing operations are located outside of the U.S. and approximately one-half of our net sales are generated outside of the U.S. These operations, particularly in developing regions, are subject to various risks that may not be present or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those areas.
Risks inherent in our international operations include:

•	foreign currency exchange controls and tax rates;

•	foreign currency exchange rate fluctuations, including devaluations;

10

•
adverse impacts resulting from regional or global human health related illness such as the recent outbreak of COVID-19 which may impact travel, trade and the overall economic conditions of regions with the greatest concentration of transmission, specifically parts of China and may impact other geographic areas in which we have operations. The COVID-19 has and may continue to have an impact on ports and trade into and out of China. We have eight manufacturing facilities in China. Additionally, China accounted for approximately 3% of sales in 2019;

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
Fluctuations between foreign currencies and the US Dollar could materially impact our consolidated financial condition or results of operations.
Approximately 48% of our net sales in 2019 were generated outside the U.S. We translate sales and other results denominated in foreign currency into US Dollars for our Consolidated Financial Statements. As a result, the Company is exposed to currency fluctuations both in receiving cash from its international operations and in translating its financial results back to US Dollars. During periods of a strengthening US Dollar, our reported international sales and net earnings could be reduced because foreign currencies may translate into fewer US Dollars. Foreign exchange rates can also impact the competitiveness of products produced in certain jurisdictions and exported for sale into other jurisdictions. These changes may impact the value received for the sale of our goods versus those of our competitors. The Company cannot predict the effects of exchange rate fluctuations on its future operating results. As exchange rates vary, the Company's results of operations and profitability may be harmed. While we use financial instruments to hedge certain foreign currency exposures, this does not insulate us completely from foreign currency effects and exposes us to counterparty credit risk for non-performance. See Note 15, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may negatively impact the Company's results of operations.
In all jurisdictions in which we operate, we are also subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the U.S. and may limit our ability to convert foreign currency cash flows into US Dollars.
We have recognized foreign exchange losses related to the currency devaluations in Argentina and its designation as a highly inflationary economy under U.S. GAAP. See Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards,” of the Notes to Consolidated Financial Statements.
Raw material pricing, including how our selling prices reflect the cost of raw materials, availability and allocation by suppliers as well as energy-related costs may negatively impact our results of operations, including our profit margins.
We use petrochemical-based raw materials to manufacture many of our products. The prices for these raw materials are cyclical and increases in market demand or fluctuations in the global trade for petrochemical-based raw materials and energy could increase our costs. While, historically we have been able to successfully manage the impact of higher raw material costs by increasing our selling prices, if we are unable to minimize the effects of increased raw material costs through sourcing, pricing or other actions, our business, consolidated financial condition or results of operations may be materially adversely affected. A portion of our sales prices are determined using formula based pricing which reflects changes in underlying raw material indices. Formula based pricing lags raw material cost movement by approximately six months. We may experience a benefit (when resin prices decrease) or detriment (when resin prices increase) to our cost of goods sold before those price changes are reflected in our selling prices. As such, trends in raw material pricing may have a negative impact on future profit margins. We also have some sole-source suppliers, and the lack of availability of supplies could have a material adverse effect on our consolidated financial condition or results of operations.
Natural disasters such as hurricanes, as well as political instability and terrorist activities, may negatively impact the production or delivery capabilities of refineries and natural gas and petrochemical suppliers and suppliers of other raw materials in the future. These factors could lead to increased prices for our raw materials, curtailment of supplies and allocation of raw materials by our suppliers and harm relations with our customers which could have a material adverse effect on our consolidated financial condition or results of operations.
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
Demand for our products could be adversely affected by changes in consumer preferences or if we are not able to innovate and bring new products to market.
Our sales depend heavily on the volumes of sales by our customers in food processing and service industries, the industrial manufacturing and electronics sections, and e-Commerce. Consumer preferences for food and durable goods packaging can influence our sales. Consumer preferences for fresh and unpackaged foods and the global e-Commerce and industrial market change over time. Changes in consumer behavior, including changes driven by cost, availability, durability, sustainability, innovation, or various health-related concerns and perceptions, could negatively impact demand for our products.
Innovation is key to our strategy. Our performance and prospects for future growth could be adversely affected if new products do not meet sales or margin expectations and we are not able to meet our innovation rate goals. Our customers' preferences continue to trend towards sustainable packaging solutions. We believe that we are well positioned to offer these solutions to our customers, but our success is dependent on continued innovation in sustainability and our ability to bring new products to market in an efficient manner.
Our competitive advantage is due in part to our ability to develop and introduce new and sustainable products in a timely manner at favorable margins. The development and introduction cycle of new products can be lengthy and involve high levels of investment. New products may not meet sales or margin expectations due to many factors, including our inability to (i) accurately predict demand, end-user preferences and evolving industry and regulatory standards; (ii) resolve technical and technological challenges in a timely and cost-effective manner; or (iii) achieve manufacturing efficiencies.
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
Customers in the e-commerce and food service industry and peers in the packaging industry have been consolidating in recent years, and we believe this trend may continue. Such consolidation could have an adverse impact on the pricing of our products and services and our ability to retain customers, which could in turn adversely affect our business, consolidated financial condition or results of operations.
Our inability to maintain a competitive advantage could result in lower prices or lower sales volumes for our products. Additionally, we may not successfully implement our pricing actions. These factors may have an adverse impact on our consolidated financial condition or results of operations.

Large-scale animal health issues as well as other health issues affecting the food industry and disruptive forces of nature, such as significant regional droughts, prolonged severe weather conditions, floods, and natural disasters may lead to decreased revenues.
We manufacture and sell food packaging products, among other products. Various forces of nature affecting the food industry have in the past and may in the future have a negative effect on the sales of food packaging products. Outbreaks of animal diseases may lead governments to restrict exports and imports of potentially affected animals and food products, leading to decreased demand for our products and possibly also to the culling or slaughter of significant numbers of the animal population otherwise intended for food supply. Recently, African Swine Fever, a viral disease affecting both domestic and wild pigs, has spread throughout China, South Korea and Vietnam as well as within parts of the European Union and has disrupted pork production. Other disruptive forces of nature such as droughts, floods and other severe weather can lead to agricultural market impacts resulting in reduced herd size or modifications to the traditional herd cycles which could affect demand for our products. Severe wildfires in Australia in late 2019 and early 2020 may have a negative impact on cattle and beef production in the region. Also, consumers may change their eating habits as a result of perceived problems with certain types of food. These factors may lead to reduced sales of food packaging products, which could have a material adverse effect on our consolidated financial condition or results of operations.
We are involved in ongoing investigations by the U.S. Attorney's Office ("USAO") and U.S. Securities and Exchange Commission, the results of which could adversely impact our business and results of operations and our ability to comply with certain obligations imposed by federal securities laws and other applicable rules.
The Company has received from the staff of the SEC subpoenas for documents and requests for information in connection with the SEC's previously disclosed investigation. Those subpoenas and requests seek documents and information regarding the Company's accounting for income taxes, its financial reporting and disclosures, the process by which the Company selected its former independent audit firm which audited the fiscal years of 2015 through 2018, the independence of that audit firm, and other matters. The Company has also received a Grand Jury subpoena from the USAO seeking documents relating to the termination of our former CFO and relating to the process by which the Company selected its previous independent audit firm. The Company is fully cooperating with the SEC and the USAO. However, we cannot predict the outcome or duration of either of those investigations and there can be no guarantee as to the amount of internal and external resources we may need to devote to responding to any further requests we may receive from the SEC and/or the USAO. In addition, if the SEC and/or the USAO were to charge the Company with violations, we could potentially be subject to fines, penalties or other adverse consequences, and our business and financial condition could be adversely impacted. Finally, any determination that the Company’s previous audit firm was not independent during the years it audited could require that certain of our historical financial statements be re-audited by a different registered public accounting firm which could affect our ability to comply with certain reporting obligations imposed by federal securities laws.
We are the subject of various legal proceedings, and may be subject to future claims and litigation, that could have a material adverse effect on our business and results of operations.
We are involved from time to time in various legal proceedings, including the securities class action lawsuit, stockholder derivative action and other actions described in Part I, Item 3, Legal Proceedings. Litigation, in general, and securities, derivative actions and class action litigation, in particular, can be expensive and disruptive. Some of these proceedings may involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. Litigation and other adverse legal proceedings could materially adversely affect our businesses, operating results and/or cash flows because of reputational harm to us caused by such proceedings, the cost of defending such proceedings, the cost of settlement or judgments against us or the changes in our operations that could result from such proceedings.
Concerns about the impact that plastic materials have on the environment, along with changes in legal, regulatory, customer preferences or market measures to address these concerns, may negatively affect our business and operations.
Public attention to plastic waste and its associated environmental impact continues to increase. Some jurisdictions have laws and regulations that govern the registration and labeling of some of our products. Customer preferences and buying behaviors may change as a result of public attention to plastic waste and current and future regulations, such as those recently announced in the EU Parliament and in China. Currently, single-use plastic ban proposals have focused on specific items such as grocery bags, cutlery, beverage straws and stir sticks, expanded polystyrene or oxo-degradable plastic. At present, none of the products we manufacture have been banned.

We maintain programs designed to comply with laws and regulations and to monitor their evolution. We also continue to innovate our packaging solutions to meet recyclability or reusability requirements, address cube optimization to eliminate non-recyclable plastic waste, and increase the use of recycled and/or renewable materials. However, while we believe that we are well positioned to meet sustainability and recyclability demands of our customers with innovative solutions and new formulations of our materials, ongoing development of government policies to restrict waste imports, to ban single use plastics and to increase recycling and recovery, and changes in customer preferences may have an adverse effect on our business, consolidated financial condition or results of operations.
Our operations are subject to a variety of environmental laws that expose us to regulatory scrutiny, potential financial liability and increased operating costs.
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
We are also subject to various federal, state, local and foreign laws and regulations that regulate products manufactured and sold by us for controlling microbial growth on humans, animals and processed foods. In the U.S., these requirements are generally administered by the FDA. We maintain programs designed to comply with these laws and regulations and to monitor their evolution. To date, the cost of complying with product registration requirements and FDA compliance has not had a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.
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
The regulatory environment surrounding cybersecurity and data privacy is increasingly demanding, with new and changing regulations, such as the European Union’s General Data Protection Regulation (GDPR). We could be required to expend additional resources to comply with any such regulations, and failure to comply could subject us to significant penalties or claims.
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
We may be required to make payments or unable to collect payments owed to us under agreements or other claims or litigation associated with previous acquisition or divestiture activity.
We have made various acquisitions and divestitures as part of executing our business strategy. From time to time this activity may result in the future settlement of amounts with the counterparty. Examples of these items include but are not limited to purchase price adjustments, transition service agreements, clawback agreements or contingent considerations.
The settlement of activity associated with previous acquisitions or divestitures, may result in us making cash payments, including amounts beyond what has been accrued on our Consolidated Balance Sheets, or recognizing a loss on receivables recorded on our Consolidated Balance Sheets. This may also result in higher legal fees and a negative impact on future cash flow.
We may not achieve or be able to sustain all of the expected benefits from our restructuring program.
Over time, we have implemented a number of restructuring programs, including various cost savings and reorganization initiatives. Currently the Company is in the midst of a restructuring program as part our Reinvent SEE strategy. We have made certain assumptions in estimating the anticipated savings we expect to achieve under such programs, which include the estimated savings from the elimination of certain headcount and the consolidation of facilities. We have also made assumptions on the expected cash spend to achieve the anticipated savings. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize and sustain the expected benefits from these programs is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unsuccessful in implementing these programs, do not achieve our expected results or are unable to maintain the savings on a long-term basis, our consolidated results of operations and cash flows could be adversely affected or our business operations could be disrupted.
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
Continued developments and recent changes in U.S. trade policies, including tariffs on imports from China generally, have had, and we expect that they will continue to have, an adverse effect on our costs of products sold and margins in our North America region. In January 2020, the United States Congress ratified the United States-Mexico-Canada Agreement (USMCA), which is intended to replace the North American Free Trade Agreement (NAFTA). Mexico has previously ratified the agreement and Canada's parliament is expected to do the same. The effective date of the trade agreement is not yet known. Additionally, in January 2020, the United States and China signed an Economic and Trade Agreement which relaxes some of the tariffs that had been imposed on imports between the two countries. However, the agreement has been referred to as "Phase 1" and the U.S. Administration continues to seek additional reforms. Despite the recent events which have eased some concerns related to the U.S. trade policies, uncertainty remains on future trade deals or continued tariffs placed on imports and exports to and from other countries. Additional tariffs and changes to the U.S. trade policies would likely adversely impact our business. Furthermore, other countries may change their own trade policies, including the imposition of additional tariffs and quotas, which could also adversely affect our business outside the U.S.
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
We are exposed to risks inherent in doing business in each of the countries or regions in which we or our customers or suppliers operate including: civil unrest, acts of terrorism, sabotage, epidemics, force majeure, war or other armed conflict and related government actions, including sanctions/embargoes, the deprivation of contract rights, the inability to obtain or retain licenses required by us to operate our plants or import or export our goods or raw materials, the expropriation or nationalization of our assets, and restrictions on travel, payments or the movement of funds. Geopolitical events including, but not limited to, the U.S. Presidential election in 2020 or the U.K.'s exit from the European Union may have a negative impact on the global industrial macro-economic environment.
A major loss of or disruption in our manufacturing and distribution operations or our information systems and telecommunication resources could adversely affect our business, consolidated financial condition or results of operations.
If we were to experience a natural disaster, such as a hurricane, tornado, earthquake or other severe weather event, a casualty loss from an event such as a fire or flood, at one of our larger strategic facilities, or experience adverse impacts, such as plant shutdowns or travel restrictions due to regional or global human health related illness or if such events were to affect a key supplier, our supply chain or our information systems and telecommunication resources, then there could be a material adverse effect on our consolidated financial condition or results of operations. We are dependent on internal and third-party information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for fulfilling and invoicing customer orders, applying cash receipts, and placing purchase orders with suppliers, making cash disbursements, and conducting digital marketing activities, data processing and electronic communications among business locations.
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
In addition, amounts available under our accounts receivable securitization programs and/or utilization of our supply chain financing programs can be impacted by a number of factors, including but not limited to our credit ratings, accounts receivable or payable balances, the creditworthiness of us or our customers, our receivables collection experience and/or our trade payable payment history.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2019, we had $700 million of long-term borrowings under our senior secured credit facilities at variable interest rates. A 1/8% increase or decrease in the assumed interest rates on the senior secured credit facilities would result in a $0.9 million increase or decrease in annual interest expense. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

The full realization of our deferred tax assets may be affected by a number of factors, including our earnings in the U.S. and the feasibility of on-going planning strategies.
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
The U.S. Internal Revenue Service (the “IRS”) has indicated that it intends to disallow our deduction of the approximately $1.49 billion for the payments made pursuant to the Settlement agreement (as defined below).
In the past, we have reduced taxable income by approximately $1.49 billion for the payments made pursuant to the Settlement agreement and thus have reduced our US federal tax liability by approximately $525 million. The IRS has proposed to disallow, as deductible expense, the entirety of the $1.49 billion settlement payments. Although we believe that we have meritorious defenses to the proposed disallowance and are protesting it with the IRS, this matter could take several years to resolve and there can be no assurance that it will be resolved in the Company's favor. An unfavorable resolution of this matter could have a material adverse effect on our consolidated financial condition and results of operations, including cash flows.
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
Although the Settlement agreement (as defined below) has been implemented and we have been released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against us arising from a 1998 transaction with Grace (as defined below), if the courts were to refuse to enforce the injunctions or releases contained in the Plan (as defined below) and the Settlement agreement with respect to any claims and if Grace were unwilling or unable to defend and indemnify us for such claims, then we could be required to pay substantial damages, which could have a material adverse effect on our consolidated financial condition and results of operations. We were also a defendant in a number of asbestos-related actions in Canada arising from Grace’s activities in Canada prior to the 1998 transaction.
On March 31, 1998, we completed a multi-step transaction (the “Cryovac transaction”) involving W.R. Grace & Co. (“Grace”) which brought the Cryovac packaging business and the former Sealed Air’s business under the common ownership of the Company. As part of that transaction, Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac transaction (including asbestos-related liabilities), other than liabilities relating to Cryovac’s operations, and agreed to indemnify the Company with respect to such retained liabilities. Beginning in 2000, we were served with a number of lawsuits alleging that the Cryovac transaction was a fraudulent transfer or gave rise to successor liability or both, and that as a result we were responsible for alleged asbestos liabilities of Grace and its subsidiaries. On April 2, 2001, Grace and a number of its subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In connection with Grace’s Chapter 11 case, the Bankruptcy Court issued orders staying all asbestos actions against the Company (the “Preliminary Injunction”) but granted the official committees appointed to represent asbestos claimants in Grace’s Chapter 11 case (the “Committees”) permission to pursue fraudulent transfer, successor liability, and other claims against the Company and its subsidiary Cryovac, Inc. based upon the Cryovac transaction. In November 2002, we reached an agreement in principle with the Committees to resolve all current and future asbestos-related claims made against us and our affiliates, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies, in each case, in connection with the Cryovac transaction (as memorialized by the parties and approved by the Bankruptcy Court, the “Settlement agreement”). A definitive Settlement agreement was entered into as of November 10, 2003 consistent with the terms of the agreement in principle. On June 27, 2005, the Bankruptcy Court approved the Settlement agreement and the Settlement agreement was subsequently incorporated into the plan of reorganization for Grace filed in September 2008 (as filed and amended from time to time, the "Plan"). Subsequently, the Bankruptcy Court (in January and February 2011) and the United States District Court for the District of Delaware (in January and June 2012) entered orders confirming Grace’s plan of reorganization in its entirety.
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
We manufacture products in 107 facilities, with 15 of those facilities serving both of our business segments. The following table shows our manufacturing facilities by geographic region and our business segment reporting structure:

Geographic Region	Number of Manufacturing Facilities	Food Care Manufacturing Facilities	Product Care Manufacturing Facilities
North America	44	10	37
Europe, Middle East and Africa ("EMEA")	29	11	24
South America	6	6	1
Asia, Australia and New Zealand ("APAC")	28	9	24
Total	107	36	86
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
We also occupy facilities containing sales, distribution, technical, warehouse or administrative functions at a number of locations in the U.S. and in many foreign countries/regions. Some of these facilities are located on the manufacturing sites that we own and some of these are leased. Stand-alone facilities of these types are generally leased. Our global headquarters is located in an owned property in Charlotte, North Carolina. For a list of those countries and regions outside of the U.S. where we have operations, see "Global Operations" above.
We believe that our manufacturing, warehouse, office and other facilities are well maintained, suitable for their purposes and adequate for our needs.

Item 3.        Legal Proceedings
The information set forth in Note 20, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements under the captions “Settlement Agreement Tax Deduction” and “Environmental Matters” is incorporated herein by reference.
On November 1, 2019, purported Company stockholder UA Local 13 & Employers Group Insurance Fund filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the Company’s tax deduction in connection with its 2014 settlement for asbestos-related liabilities related to the Cryovac acquisition and the Company’s subsequent hiring of Ernst & Young LLP as its independent auditors. The plaintiff seeks to represent a class of purchasers of the Company’s common stock between November 5, 2014 and August 6, 2018. The complaint seeks, among other things, unspecified compensatory damages, including interest, and attorneys’ fees and costs.
On November 8, 2019, a lawsuit was filed in the Delaware Court of Chancery against the Company by an alleged stockholder of the Company. The complaint seeks an order permitting the plaintiff to inspect certain of the Company’s books and records related to the Company's accounting for income taxes, its financial reporting and disclosures, the process by which the Company selected its former independent audit firm which audited the fiscal years of 2015 through 2018, the independence of that audit firm, and other matters.
On January 14, 2020, a stockholder derivative lawsuit was filed in the United States District Court for the District of Delaware by an alleged stockholder of the Company, purportedly on the Company’s behalf. The suit was brought against certain of the Company’s current and former directors and officers and against the Company, as a nominal defendant. The complaint contains allegations against the individual defendants under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder similar to those in the class action complaint discussed above, as well as allegations of violations of Section 14(a) under the Exchange Act. The complaint also alleges breach of fiduciary duty, unjust enrichment and waste of corporate assets by the individual defendants for, among other things, failure to correct the alleged false and misleading statements, insider sales of the company’s stock, compensation benefiting from the alleged artificially inflated stock value, company repurchases of shares based on the alleged inflated stock value, and costs in connection with lawsuits and internal investigations. The complaint seeks unspecified damages for Sealed Air, restitution, and reformation and improvement of Sealed Air’s corporate governance and internal procedures regarding compliance with laws.
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
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.

Item 4.        Mine Safety Disclosures.
Not applicable.

Information About Our Executive Officers
The information appearing in the table below sets forth the current position or positions held by each of our executive officers, the officer’s age as of January 31, 2020, the year in which the officer was first elected to the position currently held with us or with the former Sealed Air Corporation, now known as Sealed Air Corporation (US) and a wholly-owned subsidiary of the Company, and the year in which such person was first elected an officer. All of our officers serve at the pleasure of the Board of Directors.
There are no family relationships among any of our executive officers or directors.

Name and Current Position	Age as of January 31, 2020	First Elected to Current Position	First Elected an Executive Officer
Edward L. Doheny II President and Chief Executive Officer	57	2018	2017
James M. Sullivan Senior Vice President and Chief Financial Officer	59	2019	2019
Emile Z. Chammas Senior Vice President, Chief Manufacturing and Supply Chain Officer & Chief Transformation Officer	51	2019	2010
Karl R. Deily Senior Vice President, Chief Commercial Officer	62	2019	2006
Susan C. Edwards Vice President, Chief Human Resources Officer	57	2019	2019
Michael A. Leon Chief Accounting Officer and Controller	39	2018	2018
Mr. Doheny joined Sealed Air as Chief Operating Officer and CEO-Designate in September 2017 and was elected a Director of Sealed Air Corporation. He became President and CEO effective January 1, 2018. Prior to joining the Company in September 2017, Mr. Doheny served as President and Chief Executive Officer and a Director of Joy Global Inc., a manufacturer and servicer of high productivity mining equipment, from 2013 through 2017. Mr. Doheny also served as the Executive Vice President of Joy Global and President and Chief Operating Officer of its Underground Mining Machinery business from 2006 to 2013, where he had global responsibility for the company's underground mining machinery business. Prior to joining Joy Global, Mr. Doheny had a 21-year career with Ingersoll-Rand Corporation holding a series of senior executive positions of increasing responsibility, including President of Industrial Technologies from 2003 to 2005 and President of the Air Solutions Group from 2000 to 2003.
The Company appointed Mr. Sullivan as Senior Vice President and Chief Financial Officer effective June 24, 2019. Mr. Sullivan joined the Company with more than 20 years of experience in leadership roles in the industrial and manufacturing sectors. He most recently served as the Executive Vice President and CFO of Joy Global from 2012 to 2017, where he oversaw the company’s global finance and accounting organization. Prior to joining Joy Global, Mr. Sullivan served as the Executive Vice President and CFO of Solutia, a chemical manufacturing company, from 2004 until its acquisition by Eastman Chemical Company in 2012. Prior to being appointed Solutia's CFO, Mr. Sullivan spent five years as Solutia’s Vice President and Controller.
In 2019, Mr. Chammas' responsibilities were expanded to include Chief Transformation Officer in addition to his previously existing role of leading Sealed Air's manufacturing and supply chain operations. As the Chief Transformation Officer, Mr. Chammas has company-wide leadership of the Reinvent SEE strategy. Mr. Chammas has led the Company's manufacturing and supply chain operations since November 2010. Prior to joining the Company, Mr. Chammas was the Vice President, Worldwide Supply Chain, for the Wm. Wrigley Jr. Company, a confectionery company, from 2008 through 2010, and served in management positions of increasing responsibility in supply chain, operations and procurement with the Wm. Wrigley Jr. Company from 2002 through 2008.
In 2019, Mr. Deily was appointed as the Chief Commercial Officer, in which he leads the Company's commercial organization, including the Food Care and Product Care businesses, and is responsible for the Company’s Corporate Innovation and Sustainability strategy. Mr. Deily joined Sealed Air in 1981, starting his career with Cryovac in research and development (R&D) working in the applications development group. After 14 years in R&D, he served in various marketing and business leadership roles for both North America and the business globally. Most recently, Mr. Deily served as President of Food Care, a position he held since 2006.

Ms. Edwards was appointed as an executive officer of the Company in 2019; she currently serves as Vice President and Chief Human Resources Officer for Sealed Air. She has had responsibility for the Company's global human resource function, including under her previous title, Vice President, Human Resources, since January 2017. Ms. Edwards initially joined Sealed Air in 2011 as Vice President, Global HR Business Partner of Food Care. From 2014 through 2017, she served as Vice President, HR Business Partners. Prior to joining the Company, Ms. Edwards held leadership roles for several global corporations including CIRCOR International, where she was responsible for strategic HR and integration leadership from 2009 until 2011. Prior to CIRCOR, she held many roles with increasing responsibility at Snap-on Incorporated from 2001 until 2009 culminating with her role as the Vice President of Rapid Continuous Improvement.
Mr. Leon was appointed as the Chief Accounting Officer and Controller effective June 7, 2018. Prior to the appointment, he served as the Company’s Assistant Corporate Controller since December 2014. Before joining the Company, Mr. Leon held various accounting and finance positions with increasing levels of responsibilities at a Big 4 public accounting firm and at several diversified global manufacturing companies, including SPX Corporation from 2012 to 2014, and United Technologies Corporation and its predecessor company, Goodrich Corporation, from 2006 to 2012. He has extensive financial and accounting experience, including financial reporting, financial planning and analysis, mergers and acquisitions, and internal audit, among others.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock is listed on the New York Stock Exchange with the trading symbol SEE. As of February 11, 2020, there were approximately 3,341 holders of record of our common stock.
Common Stock Performance Comparisons
The following graph shows, for the five years ended December 31, 2019, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2014 in our common stock. The graph compares this return (“SEE”) with that of comparable investments assumed to have been made on the same date in: (a) the Standard & Poor’s 500 Stock Index (“Composite S&P 500”) and (b) a market capitalization-weighted self-constructed peer group (“Peer Group”).
The Peer Group includes us and the following companies: AptarGroup, Inc.; Ashland Global Holdings Inc.; Avery Dennison Corporation; Axalta Coating Systems Ltd.; Ball Corporation; Berry Global Group, Inc.; Celanese Corporation; Crown Holdings, Inc.; Graphic Packaging Holding Company; Greif, Inc.; Maple Leaf Foods Inc.; Owens-Illinois, Inc.; Packaging Corporation of America; PolyOne Corporation; Silgan Holdings Inc.; and Sonoco Products Company. Bemis Company, Inc. was previously included in our peer group and has been removed due to the acquisition by Amcor PLC in 2019. The Peer Group is consistent with the peer companies used by the Organization and Compensation Committee of our Board of Directors ("Compensation Committee") in connection with certain aspects of our executive compensation programs. The Compensation Committee includes companies primarily in the materials sector that are comparable to Sealed Air based on sales, percentage of sales outside of the United States, number of employees and market capitalization.
Total return for each assumed investment assumes the reinvestment of all dividends on December 31 of the year in which the dividends were paid.

Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended December 31, 2019, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased(i)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of September 30, 2019				$707,648,181
October 1, 2019 through October 31, 2019	—	$—	—	707,648,181
November 1, 2019 through November 30, 2019	141	$—	—	707,648,181
December 1, 2019 through December 31, 2019	—	$—	—	707,648,181
Total	141		—	$707,648,181

(i)
On May 2, 2018, the Board of Directors increased the total authorization to repurchase the Company's issued and outstanding stock to $1.0 billion. This program has no expiration date and replaced the previous authorizations. We from time to time acquire shares by means of (i) open market transactions, including through plans complying with Rule 10b5-1 under the Exchange Act, as amended, and privately negotiated transactions, including accelerated share repurchase programs, pursuant to our publicly announced program described above and (ii) shares withheld from restricted share awards under our Omnibus Incentive Plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan. We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable. For shares withheld for minimum tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value.

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column “a”
	(a)	(b)
October 2019	—	$—
November 2019	141	$41.79
December 2019	—	$—
Total	141

Item 6.        Selected Financial Data

	Year Ended December 31,
(In millions, except share data)	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data(1):
Net sales	$4,791.1	$4,732.7	$4,461.6	$4,211.3	$4,410.3
Gross profit	1,564.8	1,502.1	1,412.1	1,401.0	1,449.2
Operating profit	578.5	656.3	571.3	628.9	624.9
Earnings before income tax provision	370.3	457.8	393.3	387.9	291.4
Net earnings from continuing operations	293.7	150.3	62.8	292.3	158.8
(Loss) Gain on sale of discontinued operations, net of tax(2)	(30.7)	42.8	640.7	—	—
Net earnings from discontinued operations, net of tax(2)	—	—	111.4	194.1	176.6
Net earnings	$263.0	$193.1	$814.9	$486.4	$335.4
Basic and diluted net earnings per common share:
Basic
Continuing operations	$1.90	$0.94	$0.34	$1.50	$0.78
Discontinued operations(2)	(0.20)	0.27	3.99	0.99	0.85
Net earnings per common share—basic	$1.70	$1.21	$4.33	$2.49	$1.63
Diluted
Continuing operations	$1.89	$0.94	$0.33	$1.48	$0.77
Discontinued operations(2)	(0.20)	0.26	3.96	0.98	0.85
Net earnings per common share—diluted	$1.69	$1.20	$4.29	$2.46	$1.62
Dividends per common share	$0.64	$0.64	$0.64	$0.61	$0.52
Consolidated Balance Sheets Data:
Total assets(3)	$5,765.2	$5,050.2	$5,280.3	$7,415.5	$7,395.1
Long-term debt, less current portion	3,698.6	3,236.5	3,230.5	3,762.6	4,076.7
Total stockholders’ (deficit) equity	(196.2)	(348.6)	152.3	609.7	527.0
Consolidated Cash Flows Data(1):
Net cash provided by operating activities	$511.1	$428.0	$424.4	$906.9	$982.1
Net cash (used in) provided by investing activities	(665.6)	(266.7)	1,786.1	(314.8)	(60.0)
Net cash provided by (used in) financing activities	139.9	(478.3)	(1,889.7)	(544.5)	(788.7)
Other Financial Data:
Depreciation and amortization	$150.8	$131.2	$149.3	$214.0	$213.3
Share-based incentive compensation	32.9	29.2	44.9	59.9	61.2
Capital expenditures	(189.7)	(168.6)	(183.8)	(275.7)	(184.0)

(1)
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the factors that contributed to our consolidated operating results and our consolidated cash flows for the three years ended December 31, 2019.

(2)
Operating results for the Diversey Care division and the Food Hygiene and Cleaning business within our Food Care division were reclassified to discontinued operations in 2014 through the sale on September 6, 2017. The related assets and liabilities were reclassified to assets and liabilities held for sale in the table above as of December 31, 2015. See Note 5, "Discontinued Operations, Divestitures and Acquisitions," of the Notes to Consolidated Financial Statements for further information about the sale of the Diversey Care division and the Food Hygiene and Cleaning business within our Food Care division.

(3)
See Note 5, "Discontinued Operations, Divestitures and Acquisitions," of the Notes to Consolidated Financial Statements for further information on assets acquired through recent acquisitions and Note 2 "Summary of Significant Accounting Policies and Recently Issued Accounting Standards," of the Notes to Consolidated Financial Statements for more information on assets recognized as a result of our adoption of ASU 2016-02, Leases (Topic 842).

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
Non-U.S. GAAP Information
We present financial information that conforms to U.S. GAAP. We also present financial information that does not conform to U.S. GAAP, as our management believes it is useful to investors. In addition, non-U.S. GAAP measures are used by management to review and analyze our operating performance and, along with other data, as internal measures for setting annual budgets and forecasts, assessing financial performance, providing guidance and comparing our financial performance with our peers. It does not purport to represent any similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures, described below.
Our management assesses our financial results both on a U.S. GAAP basis and on a non-U.S. GAAP basis, as management believes it is useful to investors. Non-U.S. GAAP financial measures also provide management with additional means to understand and evaluate the core operating results and trends in our ongoing business by eliminating certain expenses and/or gains (which may not occur in each period presented) and other items that management believes might otherwise make comparisons of our ongoing business with prior periods and peers more difficult, obscure trends in ongoing operations or reduce management’s ability to make useful forecasts.
Our non-U.S. GAAP financial measures may also be considered in calculations of our performance measures set by the Organization and Compensation Committee of our Board of Directors for purposes of determining incentive compensation. The non-U.S. GAAP financial metrics exclude items that we consider to be certain specified items (“Special Items”), such as restructuring charges and restructuring associated costs, certain transaction and other charges related to acquisitions and divestitures, gains and losses related to acquisitions and divestitures, special tax items or tax benefits (collectively, “Tax Special Items”) and certain other items. We evaluate unusual or Special Items on an individual basis. Our evaluation of whether to exclude an unusual or special item for purposes of determining our non-U.S. GAAP financial measures considers both the quantitative and qualitative aspects of the item, including among other things (i) its nature, (ii) whether or not it relates to our ongoing business operations, and (iii) whether or not we expect it to occur as part of our normal business on a regular basis.
Our calculation of these non-U.S. GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-U.S. GAAP measures has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures.
When we present forward-looking guidance, we do not also provide guidance for the most directly comparable U.S. GAAP financial measures, as they are not available without unreasonable effort due to the high variability, complexity, and low visibility with respect to certain Special Items, including gains and losses on the disposition of businesses, the ultimate outcome of certain legal or tax proceedings, foreign currency gains or losses resulting from the volatile currency market in Argentina, and other unusual gains and losses. These items are uncertain, depend on various factors, and could be material to our results computed in accordance with U.S. GAAP.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is defined as Earnings before Interest Expense, Taxes, Depreciation and Amortization, adjusted to exclude the impact of Special Items. Management uses Adjusted EBITDA as one of many measures to assess the performance of the business. Additionally, Adjusted EBITDA is the performance metric used by the Company's chief operating decision maker to evaluate performance of our reportable segments. Adjusted EBITDA is also a metric used to determine performance in the Company's Annual Incentive Plan. We do not believe there are estimates underlying the calculation of Adjusted EBITDA, other than those inherent in our U.S. GAAP results of operations, which would render the use and presentation of Adjusted EBITDA misleading. While the nature and amount of individual Special Items vary from period to period, we believe our calculation of Adjusted EBITDA is applied consistently to all periods and, in conjunction with other U.S. GAAP and non-U.S. GAAP measures, provides a useful and consistent comparison of our Company's performance to other periods. In our evaluation of Adjusted EBITDA, management assumes that gain/losses related to Special Items may not be reflective of our core operating results.

The following table shows a reconciliation of U.S. GAAP Net Earnings from continuing operations to non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations:

	Year Ended December 31,
(In millions)	2019	2018	2017
Net earnings from continuing operations	$293.7	$150.3	$62.8
Interest expense, net	184.1	177.9	184.2
Income tax provision	76.6	307.5	330.5
Depreciation and amortization, net of adjustments(1)	184.5	159.0	158.3
Special Items:
Restructuring charges	41.9	47.8	12.1
Other restructuring associated costs	60.3	15.8	14.3
Foreign currency exchange loss due to highly inflationary economies	4.6	2.5	—
Loss on debt redemption and refinancing activities	16.1	1.9	—
Charges related to acquisition and divestiture activity	14.9	34.2	84.1
Charges related to the Novipax settlement agreement	59.0	—	—
Gain from class-action litigation settlement	—	(14.9)	—
Curtailment related to retained Diversey retirement plans	—	—	(13.5)
Other Special Items(2)	29.1	7.5	0.5
Pre-tax impact of Special Items	225.9	94.8	97.5
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$964.8	$889.5	$833.3

(1)	Includes depreciation and amortization adjustments of $(0.8) million and $(2.4) million for the years ended December 31, 2019 and 2018, respectively.

(2)
Other Special Items for the years ended December 31, 2019 and 2018, primarily included fees related to professional services, mainly legal fees, directly associated with Special Items or events that are considered one-time or infrequent in nature.

The Company may also assess performance using Adjusted EBITDA Margin. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by net trade sales. We believe that Adjusted EBITDA Margin is one useful measure to assess the profitability of sales made to third parties and the efficiency of our core operations.
Adjusted Net Earnings and Adjusted Earnings Per Share
Adjusted Net Earnings and Adjusted Earnings Per Share (“Adjusted EPS”) are also used by the Company to measure total company performance. Adjusted Net Earnings is defined as U.S. GAAP net earnings from continuing operations excluding the impact of Special Items and the expense or benefit from any special taxes or Tax Special Items. Adjusted EPS is defined as our Adjusted Net Earnings divided by the number of diluted shares outstanding. We believe that Adjusted Net Earnings and Adjusted EPS are useful measurements of Company performance, along with other U.S. GAAP and non-U.S. GAAP measures, because they incorporate non-cash items of depreciation and amortization, including stock-based compensation, which impact the overall performance and Net Earnings of our business. Additionally, Adjusted Net Earnings and Adjusted EPS reflect the impact of our Adjusted Tax Rate and interest expense on a net and per share basis. While the nature and amount of individual Special Items vary from period to period, we believe our calculation of Adjusted Net Earnings and Adjusted EPS is applied consistently to all periods and, in conjunction with other U.S. GAAP and non-U.S. GAAP measures, provide a useful and consistent comparison of our Company's performance to other periods. In our evaluation of Adjusted Net Earnings and Adjusted EPS, management assumes that gain/losses related to Special Items and Tax Special Items may not be reflective of our core operating results.
The following table shows a reconciliation of U.S. GAAP Net Earnings and Diluted Earnings per Share from continuing operations to Non-U.S. GAAP Adjusted Net Earnings and Adjusted EPS from continuing operations.

	Year Ended December 31,
	2019		2018		2017
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
U.S. GAAP net earnings and diluted EPS from continuing operations(1)	$293.7	$1.89	$150.3	$0.94	$62.8	$0.33
Special Items(2)	145.0	0.93	250.6	1.56	279.8	1.48
Non-U.S. GAAP adjusted net earnings and adjusted EPS available from continuing operations	$438.7	$2.82	$400.9	$2.50	$342.6	$1.81
Weighted average number of common shares outstanding – Diluted		155.2		160.2		188.9

(1)	Net earnings per common share are calculated under the two-class method.

(2)	Includes Pre-tax Special Items, less Tax Special Items and the tax impact of Special Items as seen in the following calculation of non-U.S. GAAP Adjusted income tax rate.
Adjusted Tax Rate
We also present our adjusted income tax rate (“Adjusted Tax Rate”). The Adjusted Tax Rate is a measure of our U.S. GAAP effective tax rate, adjusted to exclude the tax impact from the Special Items that are excluded from our Adjusted Net Earnings and Adjusted EPS metrics as well as expense or benefit from any special taxes or Tax Special Items. The Adjusted Tax Rate is an indicator of the taxes on our core business. The tax circumstances and effective tax rate in the specific countries where the excluded or Special Items occur will determine the impact (positive or negative) to the Adjusted Tax Rate. While the nature and amount of Tax Special Items vary from period to period, we believe our calculation of the Adjusted Tax Rate is applied consistently to all periods and, in conjunction with evaluation of our U.S. GAAP effective income tax rate, provide a useful and consistent comparison of the impact that tax expense has on our Company's performance. In our evaluation of our Adjusted Tax Rate, management assumes that Tax Special Items may not be reflective of our tax on our core operations.
The following table shows our calculation of the non-U.S. GAAP Adjusted income tax rate:

	Year Ended December 31,
(In millions, except per share data)	2019	2018	2017
U.S. GAAP Earnings before income tax provision from continuing operations	$370.3	$457.8	$393.3
Pre-tax impact of Special Items	225.9	94.8	97.5
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$596.2	$552.6	$490.8

U.S. GAAP Income tax provision from continuing operations	$76.6	$307.5	$330.5
Tax Special Items(1)	25.5	(178.3)	(208.1)
Tax impact of Special Items(2)	55.4	22.5	25.8
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$157.5	$151.7	$148.2

U.S. GAAP Effective income tax rate	20.7%	67.2%	84.0%
Non-U.S. GAAP Adjusted income tax rate	26.4%	27.5%	30.2%

(1)
For the year ended December 31, 2019, Tax Special Items reflects net benefits from tax optimization initiatives and research and development credits. For the year ended December 31, 2018, the Tax Special Items included $222 million of expense for the one-time tax on unrepatriated earnings (U.S. Tax Reform Transition Tax), partially offset by the release of valuation allowances associated with tax initiatives. For the year ended December 31, 2017, the Tax Special Items include the impact of the sale of Diversey, the revaluation of deferred tax assets as a result of the TCJA and an increase in unrecognized tax benefits in foreign jurisdictions.

(2)	The tax rate used to calculate the tax impact of Special Items is based on the jurisdiction in which the charge was recorded.
Net Sales by Geographic Region and Net Sales by Segment
In our “Net Sales by Geographic Region,” “Net Sales by Segment” and in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar” and we exclude acquisitions in the first year after closing, divestiture activity and the impact of foreign currency translation when presenting net sales information, which we define as "organic." Changes in net sales excluding the impact of foreign currency translation are non-U.S. GAAP financial measures. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot control changes in foreign currency exchange rates. Consequently, when our management looks at our financial results to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our current period results at prior period foreign currency exchange rates. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, our management believes that these presentations are useful internally and may be useful to investors.
Refer to these specific tables presented later in our Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Business and Reportable Segments
Sealed Air is in business to protect, to solve critical packaging challenges and to leave our world better than we found it. Our portfolio of leading packaging solutions includes Cryovac® brand food packaging, Sealed Air® brand protective packaging and Bubble Wrap® brand packaging, which collectively enable a safer, more efficient food supply chain and protect valuable goods shipped around the world. We serve an array of end markets including food and beverage processing, food service, retail, and commercial and consumer applications. In the markets we serve, we leverage our iconic brands, leading market positions, differentiated technologies, global scale/market access, and well-established customer relationships.
The Company’s segment reporting structure consists of two reportable segments, Food Care and Product Care, and a Corporate category. The Company’s Food Care and Product Care segments are considered reportable segments under FASB ASC Topic 280. Our reportable segments are aligned with similar groups of products and customers. Corporate includes certain costs that are not allocated to or monitored by the reportable segments' management. See Note 6, “Segments,” of the Notes to the Consolidated Financial Statements for further information.
Executive Summary of 2019
Sealed Air continues to execute on its Reinvent SEE strategy that is transforming how the Company innovates, operates and solves our customers' most critical challenges. Through our focus on the 4P'SSM of Reinvent SEE, Performance, People, Products, Process and Sustainability, we are leveraging our recognized Cyrovac® and BubbleWrap® brands to fuel future growth opportunities in core and adjacent markets. We believe our efforts to increase recyclability, reusability and recycled or renewable content creates a competitive advantage. The 4P’SSM of Reinvent SEE are driving structural changes throughout the organization with a focus on productivity improvements.
During the year, Reinvent SEE structural changes include $168 million in benefits, of which $67 million was reflected in restructuring savings to delayer and simplify the organization, $64 million benefited operating costs and $37 million favorably impacted price/cost spread. Operating costs benefits were largely driven by material substitution and alternate raw material qualifications, savings on indirect spend, SG&A efficiencies, logistics process improvements, yield improvements and gauge optimization. Additionally, we are seeing benefits from manufacturing network optimization reflected in these operating costs. Price/cost spread benefits reflect procurement savings and value capture initiatives on price.
For the year ended December 31, 2019, we incurred approximately $102 million, or $76 million net of tax, in restructuring and restructuring associated charges primarily related to our Reinvent SEE initiatives. Cash payments, including restructuring payments related to Reinvent SEE and legacy programs, were $91 million. Given the success to date, and the Reinvent SEE initiatives being implemented, we now anticipate that over the 3-year period of the program (2019-2021) we will realize approximately $330 million in benefits, which is an increase of $80 million compared to previous estimates. The full year benefits on Adjusted EBITDA from Reinvent SEE were partially offset by negative foreign currency and higher expense associated with labor inflation, incentive compensation and investments in the business. See Note 12, “Restructuring

Activities,” of the Notes to Consolidated Financial Statements for additional details regarding each of the Company’s restructuring programs.
The R&D and capital investments we are making in the business are aligned with our sustainability goals. Through our 2025 Sustainability Pledge, we expect to deliver approximately 50% of our product offerings containing recyclable or reusable solutions by 2023 and are targeting 100% by 2025. By applying materials science, we are designing and advancing packaging materials to be recyclable or reusable and contain more recycled or renewable content. We are involved in collaborations with partners worldwide to increase circularity. For example, in Food Care, the majority of our Case Ready portfolio already meets recyclability requirements. We continue to innovate our materials to lighten the weight and/or increase recyclable or renewable content, while at the same time, maintaining the high-performance standards our Cryovac® brand food packaging represents around the world. In Product Care, our fully recyclable cushioned mailer portfolio and our paper-based products are gaining traction in EMEA. In 2019, we launched new recyclable BubbleWrap® brand cushioning in North America with 90% recycled content. Both our BubbleWrap® brand cushioning and our Stealthwrap® shrink film were certified for store-drop off recycling in 2019. Stealthwrap® automated packaging system replaces larger, heavier, secondary boxes and provides improved efficiency by reducing dimensional weigh during distribution.
In 2019, we completed the acquisition of Automated Packaging Systems (“Automated”) and the integration is underway. Known for its Autobag® brand, Automated provides unique and innovative solutions, complete with automated equipment, advanced materials, engineering, and field service. Automated is complementary to our protective packaging solutions for e-commerce and fulfillment operations and offers us adjacent opportunities in the food packaging sector, including e-foods, produce, snack foods, and portion-controlled meals. Since the acquisition was closed on August 1, 2019, Automated generated $117 million in net sales and contributed $13 million in Adjusted EBITDA through December 31, 2019. We have already identified cross-selling opportunities and have begun to realize operating cost efficiencies. The Company has recognized integration related expenses of approximately $9 million in 2019. Transaction related expenses were approximately $3 million for the year ended December 31, 2019. Net consideration transferred for the purchase of Automated was $446 million. See Note 5, “Discontinued Operations, Divestitures and Acquisitions,” of the Notes to Consolidated Financial Statements for additional details regarding each of the Company’s acquisitions.
In 2019, the Company's overall net sales increased $58 million or 1%, primarily driven by contributions from our acquisition of Automated in 2019 and the incremental benefit from our acquisition of AFP in 2018. Foreign currency had a negative impact on net sales of $137 million or 3%. Excluding currency headwinds, Food Care net sales increased $80 million or 3% due to favorable volume and pricing trends and contribution from two acquisitions. In Product Care, net sales increased $86 million or 5%, including $178 million from the Automated and AFP acquisitions noted above. Contributions from acquisitions were offset by weakness in our protective packaging markets, particularly where we have exposure to the industrial and manufacturing slowdown and ongoing trade disputes, resulting in volume decline of $72 million or 4%. See Note 3, “Revenue Recognition, Contracts with Customers,” of the Notes to Consolidated Financial Statements for additional details regarding revenue recognition.
Business Environment and Overview
We employ sales, marketing and customer service personnel throughout the world who sell and market our products to and through a large number of distributors, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, food service businesses, supermarket retailers, lodging, retail pharmaceutical companies, healthcare facilities, medical device manufacturers, and other manufacturers. We have no material long-term contracts for the distribution of our products. In 2019, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales. Additionally, in 2019, no customer or affiliated group of customers accounted for more than 10% of net sales in either of our reporting segments.
Historically, net sales in our Food Care segment have tended to be slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter, due to holiday events. Net sales in our Product Care segment have also tended to be slightly lower in the first quarter and higher in the mid-third quarter and through the fourth quarter due to the holiday shopping season. On a consolidated basis, there is little seasonality in the business with net sales slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter. Our consolidated net earnings typically trend directionally the same as our net sales seasonality though may be difficult to predict if significant one-time transactions, events or non-recurring charges were to impact our business. Cash flow from operations tends to be higher in the second half of the year, reflecting seasonality of sales and working capital changes, including the timing of certain annual incentive compensation payments.

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
Recent Events and Trends
The Coronavirus Disease 2019 (COVID-19) is having an impact on overall economic conditions. Currently, the greatest impact is in China and Asia Pacific, which has the highest concentration of transmission. We have eight manufacturing facilities in China with approximately 1,100 employees. China accounted for approximately 3% of sales in 2019. COVID-19 may impact other geographic areas in which we have operations. Our top priority is to protect our people and their families, our customers, and our operations from any adverse impacts. We are taking all precautionary measures as directed by health authorities and the local government. COVID-19 has and may continue to have an impact on ports and trade into and out of China and Hong Kong as well as travel in the region and globally. Sealed Air has set up a special management committee covering all businesses and sites in the region. The committee is taking the necessary precautionary measures to protect the health and safety of our employees and following the guidance provided by local health authorities. Given the interconnectivity of the global supply chain and global economy or the rate of future global transmission, the impact of COVID-19 may extend beyond the Asia Pacific region.

Highlights of Financial Performance
Below are the highlights of our financial performance for the three years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,			% Change
(In millions, except per share amounts)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net sales	$4,791.1	$4,732.7	$4,461.6	1.2%	6.1%
Gross profit	$1,564.8	$1,502.1	$1,412.1	4.2%	6.4%
As a % of net sales	32.7%	31.7%	31.7%
Operating profit	$578.5	$656.3	$571.3	(11.9)%	14.9%
As a % of net sales	12.1%	13.9%	12.8%
Net earnings from continuing operations	$293.7	$150.3	$62.8	95.4%	#
(Loss) Gain on sale of discontinued operations, net of tax	(30.7)	42.8	640.7	#	(93.3)%
Net earnings from discontinued operations, net of tax	—	—	111.4	#	#
Net earnings	$263.0	$193.1	$814.9	36.2%	(76.3)%
Basic:
Continuing operations	$1.90	$0.94	$0.34	#	#
Discontinued operations	(0.20)	0.27	3.99	#	(93.2)%
Net earnings per common share - basic	$1.70	$1.21	$4.33	40.5%	(72.1)%
Diluted:
Continuing operations	$1.89	$0.94	$0.33	#	#
Discontinued operations	(0.20)	0.26	3.96	#	(93.4)%
Net earnings per common share - diluted	$1.69	$1.20	$4.29	40.8%	(72.0)%
Weighted average number of common shares outstanding:
Basic	154.3	159.4	186.9
Diluted	155.2	160.2	188.9
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations(1)	$964.8	$889.5	$833.3	8.5%	6.7%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$2.82	$2.50	$1.81	12.8%	38.1%

#    Denotes a variance greater than or equal to 100% or equal to or less than (100)%.

(1)	See "Non-U.S. GAAP Information” for a reconciliation of U.S. GAAP net earnings from continuing operations to non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations.

(2)
See “Non-U.S. GAAP Information” for a reconciliation of U.S. GAAP net earnings and diluted earnings per share from continuing operations to our non-U.S. GAAP Adjusted Net Earnings and Adjusted EPS from continuing operations.

Foreign Currency Translation Impact on Consolidated Financial Results
Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into US Dollars. Due to the changes in the value of foreign currencies relative to the US Dollar, translating our financial results from foreign currencies to US Dollars may result in a favorable or unfavorable impact. Historically, the most significant currencies that have impacted the translation of our consolidated financial results are the euro, the Australian dollar, the Mexican peso, the British pound, the Canadian dollar, the Brazilian real and the Chinese Renminbi.
The following table presents the approximate favorable or (unfavorable) impact foreign currency translation had on certain of our consolidated financial results:

(In millions)	2019 vs. 2018	2018 vs. 2017
Net sales	$(137.2)	$(43.4)
Cost of sales	98.4	31.7
Selling, general and administrative expenses	16.3	1.0
Net earnings	(15.7)	(8.2)
Non-U.S. GAAP Adjusted EBITDA	(25.3)	(11.1)
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
The following tables present the components of the change in net sales by geographic region for the year ended December 31, 2019 compared with 2018 and for the year ended December 31, 2018 compared with 2017.

(In millions)	North America		EMEA		South America		APAC		Total
2018 Net Sales	$2,734.9	57.8%	$1,038.5	21.9%	$229.5	4.8%	$729.8	15.4%	$4,732.7

Price	(7.3)	(0.3)%	1.0	0.1%	49.4	21.5%	(0.6)	(0.1)%	42.5	0.9%
Volume(1)	(42.8)	(1.5)%	(3.8)	(0.4)%	11.6	5.1%	(6.9)	(0.9)%	(41.9)	(0.9)%
Total organic change (non-U.S. GAAP)	(50.1)	(1.8)%	(2.8)	(0.3)%	61.0	26.6%	(7.5)	(1.0)%	0.6	—%
Acquisition	147.5	5.4%	24.1	2.4%	0.2	0.1%	23.2	3.2%	195.0	4.1%
Total constant dollar change (non-U.S. GAAP)	97.4	3.6%	21.3	2.1%	61.2	26.7%	15.7	2.2%	195.6	4.1%
Foreign currency translation	(4.2)	(0.2)%	(49.4)	(4.8)%	(56.9)	(24.8)%	(26.7)	(3.7)%	(137.2)	(2.9)%
Total change (U.S. GAAP)	93.2	3.4%	(28.1)	(2.7)%	4.3	1.9%	(11.0)	(1.5)%	58.4	1.2%

2019 Net Sales	$2,828.1	59.0%	$1,010.4	21.1%	$233.8	4.9%	$718.8	15.0%	$4,791.1

(In millions)	North America		EMEA		South America		APAC		Total
2017 Net Sales	$2,591.5	58.1%	$983.4	22.0%	$231.8	5.2%	$654.9	14.7%	$4,461.6

Price	65.7	2.5%	11.7	1.2%	39.9	17.2%	(1.4)	(0.2)%	115.9	2.6%
Volume(1)	38.4	1.5%	18.6	1.9%	15.1	6.5%	12.7	1.9%	84.8	1.9%
Total organic change (non-U.S. GAAP)	104.1	4.0%	30.3	3.1%	55.0	23.7%	11.3	1.7%	200.7	4.5%
Acquisition	43.8	1.7%	—	—%	1.4	0.6%	68.6	10.5%	113.8	2.5%
Total constant dollar change (non-U.S. GAAP)	147.9	5.7%	30.3	3.1%	56.4	24.3%	79.9	12.2%	314.5	7.0%
Foreign currency translation	(4.5)	(0.2)%	24.8	2.5%	(58.7)	(25.3)%	(5.0)	(0.8)%	(43.4)	(0.9)%
Total change (U.S. GAAP)	143.4	5.5%	55.1	5.6%	(2.3)	(1.0)%	74.9	11.4%	271.1	6.1%

2018 Net Sales	$2,734.9	57.8%	$1,038.5	21.9%	$229.5	4.8%	$729.8	15.4%	$4,732.7

(1)	Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.

Net Sales by Segment
The following tables present the components of change in net sales by our segment reporting structure for the year ended December 31, 2019 compared with 2018 and for the year ended December 31, 2018 compared with 2017.

(In millions)	Food Care		Product Care		Total Company
2018 Net Sales	$2,908.1	61.4%	$1,824.6	38.6%	$4,732.7

Price	32.7	1.1%	9.8	0.5%	42.5	0.9%
Volume(1)	30.3	1.1%	(72.2)	(3.9)%	(41.9)	(0.9)%
Total organic change (non-U.S. GAAP)	63.0	2.2%	(62.4)	(3.4)%	0.6	—%
Acquisitions	16.6	0.5%	178.4	9.8%	195.0	4.1%
Total constant dollar change (non-U.S. GAAP)	79.6	2.7%	116.0	6.4%	195.6	4.1%
Foreign currency translation	(107.2)	(3.6)%	(30.0)	(1.7)%	(137.2)	(2.9)%
Total change (U.S. GAAP)	(27.6)	(0.9)%	86.0	4.7%	58.4	1.2%

2019 Net Sales	$2,880.5	60.1%	$1,910.6	39.9%	$4,791.1

(In millions)	Food Care		Product Care		Total Company
2017 Net Sales	$2,815.2	63.1%	$1,646.4	36.9%	4,461.6

Price	78.7	2.8%	37.2	2.3%	$115.9	2.6%
Volume(1)	66.7	2.4%	18.1	1.1%	84.8	1.9%
Total organic change (non-U.S. GAAP)	145.4	5.2%	55.3	3.4%	200.7	4.5%
Acquisitions	—	—%	113.8	6.9%	113.8	2.5%
Total constant dollar change (non-U.S. GAAP)	145.4	5.2%	169.1	10.3%	314.5	7.0%
Foreign currency translation	(52.5)	(1.9)%	9.1	0.5%	(43.4)	(0.9)%
Total change (U.S. GAAP)	92.9	3.3%	178.2	10.8%	271.1	6.1%

2018 Net Sales	$2,908.1	61.4%	$1,824.6	38.6%	$4,732.7

(1)	Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
Food Care
2019 compared with 2018
As reported, net sales decreased $28 million, or 1%, in 2019 compared with 2018. Foreign currency had a negative impact of $107 million. On a constant dollar basis, net sales increased $80 million, or 3%, in 2019 compared with 2018 primarily due to the following:

•	favorable price of $33 million, primarily in South America driven by US dollar-based indexed pricing, partially offset by North America, which was driven by formula-based pricing;

•	higher volume of $30 million, primarily in North America, South America and APAC, partially offset by EMEA; and

•	contributions from acquisition activities of $17 million.
2018 compared with 2017
As reported, net sales increased $93 million, or 3% in 2018 compared with 2017. On a constant dollar basis, net sales increased $145 million, or 5% in 2018 compared with 2017 primarily due to the following:

•	favorable price of approximately $79 million, primarily in South America driven by US dollar-based indexed pricing and North America; and

•	higher volume of approximately $67 million across all regions.
Product Care
2019 compared with 2018
As reported, net sales increased $86 million, or 5%, in 2019 compared with 2018. On a constant dollar basis, net sales increased $116 million, or 6% in 2019 compared with 2018 primarily due to the following:

•	$178 million increase in sales due to acquisitions of Automated Packaging Systems and AFP through the first 12 months in which they were under Sealed Air ownership; and

•	favorable price of $10 million, primarily in North America;
This was partially offset by:

•	lower volume of $72 million, primarily driven by macroeconomic headwinds, particularly in the industrial sector.
2018 compared with 2017
As reported, net sales increased $178 million, or 11%, in 2018 compared with 2017, of which $9 million was due to positive currency impact. On a constant dollar basis, net sales increased $169 million, or 10% in 2018 compared with 2017 primarily due to the following:

•	$114 million increase in sales due to the acquisitions of Fagerdala and AFP;

•	favorable price of $37 million primarily in North America; and

•	higher volumes of $18 million primarily in North America and EMEA.
Cost of Sales
Cost of sales for three years ended December 31, were as follows:

	Year Ended December 31,			2019 vs. 2018	2018 vs. 2017
(In millions)	2019	2018	2017	% Change	% Change
Net sales	$4,791.1	$4,732.7	$4,461.6	1.2%	6.1%
Cost of sales	3,226.3	3,230.6	3,049.5	(0.1)%	5.9%
As a % of net sales	67.3%	68.3%	68.3%

2019 compared with 2018
As reported, cost of sales was relatively flat in 2019 as compared to 2018. Cost of sales was impacted by favorable foreign currency translation of $98 million. On a constant dollar basis, cost of sales increased $94 million, or 3%, primarily on a higher sales base. As a percentage of net sales, cost of sales decreased by 100 basis points, from 68.3% for the year ended December 31, 2018 to 67.3% for the year ended December 31, 2019, primarily due to improvements resulting from our Reinvent SEE initiatives, including productivity improvements and restructuring savings, as well as lower input costs benefiting our price/cost spread.
2018 compared with 2017
As reported, cost of sales increased by $181 million, or 6%, in 2018 as compared to 2017. Cost of sales was impacted by favorable foreign currency translation of $32 million. On a constant dollar basis, cost of sales increased $213 million, or 7.0%, primarily due to higher raw material costs on increased sales volumes, non-material inflation and freight costs and increased costs due to acquisitions. Cost of sales as a percentage of our net sales was consistent in both years.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for three years ended December 31, are included in the table below.

	Year Ended December 31,			2019 vs. 2018	2018 vs. 2017
(In millions)	2019	2018	2017	% Change	% Change
Selling, general and administrative expenses	$915.5	$782.3	$815.6	17.0%	(4.1)%
As a % of net sales	19.1%	16.5%	18.3%
2019 compared with 2018
As reported, SG&A expenses increased $133 million, or 17%, in 2019 as compared to 2018. SG&A expenses were impacted by favorable foreign currency translation of $16 million. On a constant dollar basis, SG&A expenses increased approximately $150 million, or 19%. The increase in SG&A expenses is a result of $60 million in restructuring associated charges primarily related to our Reinvent SEE initiatives, a $59 million charge related to a settlement agreement with Novipax (See Note 20, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for additional details regarding the Novipax settlement), incremental SG&A expense from recent acquisitions, including Automated and AFP, of $39 million and approximately $11 million due to higher incentive compensation expense. Restructuring associated charges described above primarily relate to fees paid to third-party consultants in support of Reinvent SEE and costs related to property consolidations resulting from Reinvent SEE.
These expenses were partially offset by benefits attributable to our Reinvent SEE initiatives.
2018 compared with 2017
As reported, SG&A expenses decreased $33 million, or 4%, in 2018 as compared to 2017. SG&A expenses were impacted by favorable foreign currency translation of $1 million. On a constant dollar basis, SG&A expenses decreased $34 million, or 4%. This was primarily driven by higher costs in the prior year due to the sale of Diversey.
Amortization Expense of Intangible Assets Acquired
Amortization expense of intangible assets acquired for the years ended December 31, were as follows:

	Year Ended December 31,			2019 vs. 2018	2018 vs. 2017
(In millions)	2019	2018	2017	% Change	% Change
Amortization expense of intangible assets acquired	$28.9	$15.7	$13.1	84.1%	19.8%
As a % of net sales	0.6%	0.3%	0.3%
The increase in amortization expense of intangibles for the year ended December 31, 2019 was primarily related to the acquisition of Automated. The most significant impact on year over year increase in amortization expense was backlog acquired in the Automated purchase which was amortized over 5 months. The Company also acquired intangibles related to technology, trademarks and tradenames and customer relationships from Automated.
The increase in amortization expense of intangibles for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily related to the acquisition of Fagerdala.
See Note 5, “Discontinued Operations, Divestitures and Acquisitions,” of the Notes to Consolidated Financial Statements for additional details regarding the Company's recent acquisitions.
Reinvent SEE Strategy and Restructuring Activities
See Note 12, “Restructuring Activities,” of the Notes to Consolidated Financial Statements for additional details regarding the Company’s restructuring programs discussed below.

In December 2018 the Sealed Air Board of Directors approved a three-year restructuring program related to Reinvent SEE.
Sealed Air has combined the program associated with Reinvent SEE with its previously existing restructuring program (as combined, “Program”) which was largely related to the elimination of stranded costs following the sale of Diversey. For the year ended December 31, 2019, the Program generated incremental cost savings of $64 million related to reductions in operating costs, $67 million related to restructuring actions and $37 million related to actions impacting price cost spread. We now expect the Program to generate incremental cost savings of approximately $330 million by the end of 2021. We expect remaining Program spend between $80 and $110 million, primarily incurred in 2020.
For the year ended December 31, 2019, we recorded restructuring expense of $42 million. Restructuring activities are diversified across all four regions. In 2019, restructuring had the largest impact on our second quarter results, during which we recognized approximately 70% of the restructuring expense recorded during the year. During the fourth quarter, we recorded a net restructuring reversal of $2 million. The reversal was related to management's fourth quarter decision to no longer cease operations in one of our manufacturing facilities as well as the reversal of a number of headcount-reduction accruals incurred earlier in the year.
We also recorded $60 million in restructuring associated costs for the year ended December 31, 2019. Restructuring associated costs primarily relate to fees paid to third-party consultants in support of Reinvent SEE and costs associated with property consolidations and machinery and equipment relocations resulting from Reinvent SEE.
The actual timing of future costs and cash payments related to the Program described above are subject to change due to a variety of factors that may cause a portion of the costs, spending and benefits to occur later than expected. In addition, changes in foreign exchange rates may impact future costs, spending, benefits and cost synergies.
Interest Expense, net
Interest expense, net includes the stated interest rate on our outstanding debt, as well as the net impact of capitalized interest, interest income, the effects of terminated interest rate swaps and the amortization of capitalized senior debt issuance costs and credit facility fees, bond discounts, and terminated treasury locks.
Interest expense, net for the years ended December 31, was as follows:

	Year Ended December 31,			2019 vs. 2018	2018 vs. 2017
(In millions)	2019	2018	2017	Change	Change
Interest expense on our various debt instruments:
Term Loan A due July 2017(1)	$—	$—	$3.6	$—	$(3.6)
Term Loan A due July 2022(2)	6.8	—	—	6.8	—
Term Loan A due July 2023(3)	8.5	8.9	18.6	(0.4)	(9.7)
Revolving credit facility due July 2023(3)	1.4	1.9	2.4	(0.5)	(0.5)
6.50% Senior Notes due December 2020(4)	25.4	28.1	28.1	(2.7)	—
4.875% Senior Notes due December 2022	21.5	21.5	21.5	—	—
5.25% Senior Notes due April 2023	23.1	23.1	23.0	—	0.1
4.50% Senior Notes due September 2023	20.7	21.8	21.0	(1.1)	0.8
5.125% Senior Notes due December 2024	22.4	22.4	22.3	—	0.1
5.50% Senior Notes due September 2025	22.4	22.4	22.3	—	0.1
4.00% Senior Notes due December 2027(4)	1.7	—	—	1.7	—
6.875% Senior Notes due July 2033	31.1	31.0	31.0	0.1	—
Other interest expense	19.4	18.2	18.3	1.2	(0.1)
Less: capitalized interest	(8.4)	(6.3)	(10.3)	(2.1)	4.0
Less: interest income	(11.9)	(15.1)	(17.6)	3.2	2.5
Total	$184.1	$177.9	$184.2	$6.2	$(6.3)

(1)	We repaid the notes upon maturity in July 2017.

42

(2)
On August 1, 2019, Sealed Air Corporation, on behalf of itself and certain of its subsidiaries, and Sealed Air Corporation (US) entered into an amendment to its existing senior secured credit facility with Bank of America, N.A., as agent, and the other financial institutions party thereto. The amendment provided for a new incremental term facility in an aggregate principal amount of up to $475 million, to be used, in part, to finance the acquisition of Automated. See Note 14, "Debt and Credit Facilities," of the Notes to Consolidated Financial Statements for further details.

(3)
On July 12, 2018, the Company and certain of its subsidiaries entered into a third amended and restated credit agreement with respect to its existing senior secured credit facility. See Note 14, “Debt and Credit Facilities,” of the Notes to Consolidated Financial Statements for further details.

(4)
In November 2019, the Company issued $425 million of 4.00% Senior Notes due 2027 and used the proceeds to retire the existing $425 million of 6.50% Senior Notes due 2020. See Note 14, "Debt and Credit Facilities," of the Notes to Consolidated Financial Statements for further details.

Other (Expense) Income, net
Brazil Tax Credits
Cryovac Brasil Ltda., a Sealed Air subsidiary, received a final decision from the Brazilian court regarding a claim in which Sealed Air contended that certain indirect taxes paid were calculated on an incorrect amount. As a result of this case, the Company expects to receive credits on indirect tax payments in future periods. During the second quarter of 2019, the Company filed a return claim for the tax years of 2015 through 2018; as such, the Company has recorded $4.8 million to other (expense) income, net on the Consolidated Statements of Operations in the second quarter. Pending future and final judicial decisions to be made by the Brazilian Supreme Court, the Company may be able to claim an overpayment of indirect taxes paid prior to 2015, including for the tax years 2010 - 2014 for which the Company has prepared documentation. Subsequent claims may result in material future credits; however, these amounts cannot be estimated at this time. The Company will record income for future credits once the amounts are realizable.
Loss on debt redemption
In November 2019, Sealed Air issued $425 million of 4.00% Senior Notes due December 2027. The proceeds were used to repurchase $425 million 6.50% Senior Notes due December 2020. We recognized a $16 million pre-tax loss on the transaction. The loss was primarily driven by the breakage fee on the bond redemption. See Note 14, "Debt and Credit Facilities," of the Notes to Consolidated Financial Statements for further details.
See Note 23, “Other (Expense) Income, net,” of the Notes to Consolidated Financial Statements for the components and discussion of other income, net.
Income Taxes
The table below shows our effective income tax rate (“ETR”).

Year Ended	Effective Tax Rate
2019	20.7%
2018	67.2%
2017	84.0%

Our effective income tax rate for the year ended December 31, 2019 was 20.7%. The difference between the Company's effective income tax rate and the U.S. statutory rate of 21% relates primarily to benefits related to tax optimization initiatives associated with Reinvent SEE and restructuring activities, prior year research credits and a reduction in the valuation allowance offset by expense related to unrecognized tax benefits and the global intangible low-taxed income (“GILTI”) provisions.
Our effective income tax rate for the year ended December 31, 2018 was 67.2%. The TCJA had a significant impact on our income tax expense for the year ended December 31, 2018. The 2018 effective tax rate includes the benefit of a lower U.S. corporate income tax rate of 21% and also reflects $222 million of expense for tax related to the one-time mandatory tax on previously deferred foreign earnings of U.S subsidiaries under TCJA ("Transition Tax"). The difference between the Company’s effective income tax rate and the U.S. statutory rate of 21% relates primarily to the Transition Tax associated with the TCJA, the (“GILTI”) provision enacted as part of the TCJA, state income taxes, and foreign earnings subject to higher tax rates, offset by tax benefit for reduction in valuation allowance related to tax initiatives.
Our effective income tax rate for the year ended December 31, 2017 was 84.0%. The annual effective income tax rate is higher than the statutory rate primarily as a result of expense related to the sale of Diversey, the revaluation of deferred tax assets as a result of the TCJA and an increase in unrecognized foreign tax benefits.
Our effective income tax rate depends upon the realization of our net deferred tax assets. We have deferred tax assets related to accruals not yet deductible for tax purposes, state and foreign net operating loss carryforwards, tax credits, employee benefit items, intangibles and other items.
The Internal Revenue Service (the “IRS”) is currently auditing the 2011-2014 consolidated U.S. federal income tax returns of the Company. Included in the audit of the 2014 return is the examination by the IRS with respect to the Cryovac Settlement agreement deduction and the proposed adjustment to disallow the entire amount paid under the Settlement Agreement. The outcome of the examination may require us to record additional tax expense and result in significant cash outflows.
We have established valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize our deferred tax assets depends in part upon our ability to carryback any losses created by the deduction of these temporary differences, the future income from existing temporary differences, and the ability to generate future taxable income within the respective jurisdictions during the periods in which these temporary differences reverse. If we are unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Conversely, if we have sufficient future taxable income in jurisdictions where we have valuation allowances, we may be able to reverse those valuation allowances. We reported a net decrease in our valuation allowance for the year ended December 31, 2019, primarily related to foreign net operating losses. See Note 19, "Income Taxes," of the Notes to Consolidated Financial Statements for additional information.
We reported a net expense for unrecognized tax benefits in the year ended December 31, 2019 of $36 million, primarily related to North America tax positions. Interest and penalties on tax assessments are included in income tax expense.
Net Earnings from Continuing Operations
Net earnings from continuing operations for the years ended December 31, are included in the table below.

	Year Ended December 31,			% Change
(In millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net earnings from continuing operations	$293.7	$150.3	$62.8	95.4%	139.3%

For 2019, net earnings were unfavorably impacted by $145 million of Special Items after tax, which were primarily the result of restructuring and other restructuring associated costs primarily related to Reinvent SEE of $102 million ($76 million net of taxes), a $59 million ($44 million net of taxes) charge related to the Novipax settlement, loss on debt redemption and refinancing activities of $16 million ($12 million net of taxes) and charges related to acquisition integrations and divestiture activities of $15 million ($11 million net of taxes).
For 2018, net earnings were unfavorably impacted by $251 million of Special Items. Special Items primarily related to Tax Special Items including $222 million of expense for the one-time Transition Tax, partially offset by the release of valuation allowances associated with tax initiatives. In addition, net earnings were unfavorably impacted by Special Items expenses primarily related to restructuring and other restructuring associated costs of $64 million ($50 million net of taxes), charges related to the sale of Diversey of $21 million ($14 million net of taxes) and charges related to acquisition integrations and divestiture activities of $13 million ($10 million net of taxes), partially offset by gain on class-action litigation proceeds of $15 million ($12 million net of taxes).
For 2017, net earnings were unfavorably impacted by $280 million of Special Items, primarily related to Tax Special Items related to the sale of Diversey of $152 million, charges related to the sale of Diversey of $55 million ($29 million net of taxes) related to professional fees and restructuring, restructuring and other restructuring associated costs related to our restructuring program of $26 million ($21 million net of taxes) and other charges related to our acquisition and divestiture activity of $16 million ($13 million net of taxes).

(Loss) Gain on Sale of Discontinued Operations, net of tax
(Loss) gain on sale of discontinued operations, net of tax for the years ended December 31, are included in the table below.

	Year Ended December 31,
(In millions)	2019	2018	2017
(Loss) Gain on sale of discontinued operations, net of tax	$(30.7)	$42.8	$640.7
During 2017, we completed the sale of our Diversey Care division and recorded a net gain on the sale of Diversey of $641 million, net of taxes. During 2018, we recorded an additional net gain on the sale of Diversey of $43 million, net of taxes, which was related to the final net working capital settlement as well as the release of tax indemnity reserves upon expiration of the statute of limitations. During 2019, we recorded a net loss of $31 million on sale of discontinued operations. This loss relates primarily to changes in balance sheet positions associated with the sale of Diversey including tax-related indemnification reserves and other receivable or payable positions arising from the sale.
Adjusted EBITDA by Segment
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
See "Non-U.S. GAAP Information” for a reconciliation of U.S. GAAP net earnings from continuing operations to non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations.

	Year Ended December 31,			% Change
(In millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Food Care	$629.3	$577.8	$538.1	8.9%	7.4%
Adjusted EBITDA Margin	21.8%	19.9%	19.1%
Product Care	349.9	318.6	292.2	9.8%	9.0%
Adjusted EBITDA Margin	18.3%	17.5%	17.7%
Corporate	(14.4)	(6.9)	3.0	108.7%	(330.0)%
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$964.8	$889.5	$833.3	8.5%	6.7%
Adjusted EBITDA Margin	20.1%	18.8%	18.7%

The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment in the year ended December 31, as compared with the prior year.
Food Care
2019 compared with 2018
On a reported basis, Adjusted EBITDA increased $52 million in 2019 as compared to 2018. Adjusted EBITDA was impacted by unfavorable foreign currency translation of $21 million. On a constant dollar basis, Adjusted EBITDA increased $73 million, or 13%, in 2019 compared with the same period in 2018 primarily due to the impact of:

•	Reinvent SEE benefits of $109 million driven by actions reducing operating costs by $50 million, restructuring savings of $39 million and improvements to price cost spread of $20 million;

•	other price cost spread drivers of $20 million; and

•	business growth including $10 million from higher volume.
These were partially offset by:

•	higher operating costs of $66 million, including labor inflation, higher incentive compensation, investments in the business and other manufacturing costs.
2018 compared with 2017
On a reported basis, Adjusted EBITDA increased $40 million in 2018 as compared to 2017. Adjusted EBITDA was impacted by unfavorable foreign currency translation of $14 million. On a constant dollar basis, Adjusted EBITDA increased $53 million or 10% in 2018 compared with the same period in 2017 primarily due to the impact of:

•	favorable mix and price/cost spread of $33 million;

•	$28 million of restructuring savings; and

•	positive volume trends of $21 million.
These were partially offset by:

•	higher non-material manufacturing costs and other costs of $28 million, including salary and wage inflation.
Product Care
2019 compared with 2018
On a reported basis, Adjusted EBITDA increased $31 million in 2019 as compared to 2018. Adjusted EBITDA was impacted by unfavorable foreign currency translation of $6 million. On a constant dollar basis, Adjusted EBITDA increased $37 million, or 12%, in 2019 compared with the same period in 2018 primarily due to the impact of:

•	Reinvent SEE benefits of $59 million driven by restructuring savings of $28 million, improvements to price cost spread of $17 million and actions reducing operating costs by $14 million;

•	other price cost spread drivers of $26 million; and

•	contributions from recent acquisitions of $14 million, which is net of the $6 million one-time non-cash inventory step-up charge associated with the Automated acquisition.
These were partially offset by:

•	higher operating costs of approximately $34 million, including labor inflation, higher incentive compensation expense, other manufacturing costs and investment in the business; and

•	lower volume of $28 million, primarily driven by macroeconomic headwinds, particularly in the industrial sector.
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
This was partially offset by:

•
higher operating costs of $9 million primarily driven by higher non-material manufacturing costs and other costs including salary and wage inflation offset by income from the acquisition of Fagerdala and AFP.

 Corporate
2019 compared with 2018
Corporate expenses increased by $8 million on an as reported basis and $9 million on a constant dollar basis as compared with the same period in 2018, primarily driven by currency transaction losses associated with emerging market currencies strengthening against the US Dollar.
2018 compared with 2017
Corporate expenses increased by $10 million on an as reported basis and constant dollar basis as compared with the same period in 2017, primarily due to foreign currency losses.
Liquidity and Capital Resources
Principal Sources of Liquidity
Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our existing lines of credit, including our Amended and Restated Senior Secured Credit Facility, and our accounts receivable securitization programs. Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, stock repurchases, dividends, debt obligations, restructuring expenses and other long-term liabilities. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above, in the next twelve months.
As of December 31, 2019, we had cash and cash equivalents of $262 million, of which approximately $244 million, or 93%, was located outside of the U.S. As of December 31, 2019, we had an immaterial amount of cash trapped outside of the U.S. Our U.S. cash balances and committed liquidity facilities available to U.S. borrowers are sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that in the near term cash located outside of the U.S. will be needed to satisfy its obligations, dividends and other demands for cash in the U.S.
Material Commitments and Contingencies
Cryovac Transaction Commitments and Contingencies
The information set forth in Note 20, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements under the caption “Cryovac Transaction Commitments and Contingencies” is incorporated herein by reference.
Contractual Obligations
The following table summarizes our principal contractual obligations and sets forth the amounts of required or contingently required cash outlays in 2020 and future years:

	Payments Due by Years
(In millions)	Total	2020	2021-2022	2023-2024	Thereafter
Contractual Obligations
Short-term borrowings	$98.9	$98.9	$—	$—	$—
Current portion of long-term debt(1)	18.4	18.4	—	—	—
Long-term debt(1)	3,729.2	—	938.9	1,499.8	1,290.5
Total debt	$3,846.5	$117.3	$938.9	$1,499.8	$1,290.5
Interest payments due on long-term debt(2)	1,057.2	180.4	342.7	204.7	329.4
Operating leases	105.4	30.6	40.0	18.7	16.1
First quarter 2020 quarterly cash dividend declared	24.8	24.8	—	—	—
Other principal contractual obligations	86.2	35.6	31.4	19.2	—
Total contractual cash obligations(3)	$5,120.1	$388.7	$1,353.0	$1,742.4	$1,636.0

47

(1)
Current portion of long-term debt is exclusive of present value discounting for finance lease obligations of $1.7 million. The long-term debt is exclusive of capitalized lender fees of $22.2 million, present value discounting for finance lease obligations of $6.1 million, and debt discounts of $2.3 million.

(2)
Includes interest payments required under our senior notes issuances and Amended Credit Facility only. The interest payments included above for our Term Loan A were calculated using the following assumptions:

•	interest rates based on stated LIBOR rates as of December 31, 2019; and

•	all non-US Dollar balances are converted using exchange rates as of December 31, 2019.

(3)
Obligations related to defined benefit pension plans and other post-employment benefit plans have been excluded from the table above, due to factors such as the retirement of employees, the performance of plan assets and economic and actuarial assumptions, as it is not reasonably possible to estimate when these obligations will become due. Refer to Note 17, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” and Note 18, “Other Post-Employment Benefits and Other Employee Benefit Plans,” of the Notes to Consolidated Financial Statements for additional information related to these plans.

Short-term Borrowings, Current Portion of Long-Term Debt and Long-Term Debt
Short-term borrowings, current portion of long-term debt and long-term debt represent the principal amount of the debt required to be repaid in each period.
Operating Leases
The contractual operating lease obligations listed in the table above represent estimated future minimum annual rental commitments primarily under non-cancelable real and personal property leases as of December 31, 2019.
Other Principal Contractual Obligations
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
Liability for Unrecognized Tax Benefits
At December 31, 2019, we had liabilities for unrecognized tax benefits and related interest of $384 million. Given the inherent uncertainty regarding the timing of future cash outflows associated with some of our liabilities for unrecognized tax benefits, we are not able to make reasonable estimates of the period of cash settlement with the respective taxing authority. As such, these amounts are not included in the contractual obligations table above. See Note 19, “Income Taxes,” of the Notes to Consolidated Financial Statements for further discussion.
Off-Balance Sheet Arrangements
We have reviewed our off-balance sheet arrangements and have determined that none of those arrangements has a material current effect or is reasonably likely to have a material future effect on our Consolidated Financial Statements, liquidity, capital expenditures or capital resources.
Income Tax Payments
We expect tax payments to be approximately $100 million in 2020. These amounts are not included in the contractual obligations table above as future payments are uncertain and dependent on a number of factors including the amount of future taxable income and the results of on-going IRS examinations.
Contributions to Defined Benefit Pension Plans
We maintain defined benefit pension plans for some of our U.S. and our non-U.S. employees. We currently expect our contributions to these plans to be approximately $20 million in 2020. Additionally, we expect benefits related to our defined benefit pension plan paid directly by the Company to be $4 million in 2020. These payments are not included in the contractual obligations table above as future contributions are uncertain and rely on a number of factors including performance of underlying assets, future cash out flows of the plans, actuarial assumptions and funding discussions with boards charged with governance for some of our international plans. Refer to Note 17, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” of the Notes to Consolidated Financial Statements for additional information related to these plans.
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
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

	December 31,
(In millions)	2019	2018
Cash and cash equivalents	$262.4	$271.7
See “Analysis of Historical Cash Flow” below.
Accounts Receivable Securitization Programs and Accounts Receivable Factoring Agreements
At December 31, 2019, we had $127 million available to us under the U.S. and European programs of which we had no borrowings under the European or U.S. programs. At December 31, 2018, we had $150 million available to us under the U.S. and European programs of which we had $84 million borrowed under the European program.
During the fourth quarter of 2019, we renegotiated the U.S. Accounts Receivable Securitization program. As a result, our maximum purchase limit for receivable interests decreased from $60 million under the old program to $50 million under the new program. At the same time, we established a new Accounts Receivable Factoring program under which we sell outstanding receivables to the financial institution. The sales of these receivables are accounted for in accordance with ASC 860, "Transfers and Servicing" ("ASC 860"). ASC 860 allows for the ownership transfer of accounts receivable to qualify for true-sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from trade receivables, net of allowance for doubtful accounts on the Consolidated Balance Sheets. As of December 31, 2019, the utilization under new factoring program was $10 million. The securitization programs and factoring program are renewed annually.
See Note 10, “Accounts Receivable Securitization Programs,” and Note 11, "Accounts Receivable Factoring Agreements" of the Notes to Consolidated Financial Statements for information concerning these programs.
Supply Chain Financing Programs
As part of our ongoing efforts to manage our working capital and improve our cash flow, we work with suppliers to optimize our purchasing terms and conditions, including extending payment terms. We also facilitate a voluntary supply chain financing program to provide some of our suppliers with the opportunity to sell receivables due from us (our trade payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. These programs are administered by participating financial institutions. Should the supplier choose to participate in the program, it will receive payment from the financial institution in advance of agreed payment terms; our responsibility is limited to making payments to the respective financial institutions on the terms originally negotiated with our supplier. The range of payment terms are consistent regardless of a vendor's participation in the program. We monitor our days payable outstanding relative to our peers and industry trends in order to assess our conclusion that these programs continue to be trade payable programs and not indicative of borrowing arrangements. The liabilities continue to be presented as trade payables in our consolidated balance sheets until they are paid and are reflected as cash flow from operating activities when settled.
These supply chain financing programs were implemented starting in 2016. We believe they had the greatest benefit to cash provided by trade payables within cash provided by operating activities and free cash flow in 2016 and 2017, as these programs were being implemented. These programs did not significantly improve cash provided by operating activities or free cash flow for the year ended December 31, 2019 compared to prior years.
Lines of Credit
At December 31, 2019 and 2018, we had a $1 billion revolving credit facility and $89 million and $140 million of outstanding borrowings under the facility, respectively. At December 31, 2019 and 2018, we had $10 million and $9 million, respectively, available under various lines of credit extended to our subsidiaries. See Note 14, “Debt and Credit Facilities,” of the Notes to Consolidated Financial Statement for further details.
LIBOR Phase Out
In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. An alternative to LIBOR has been contemplated in many of our LIBOR-linked instruments and other financial obligations, including our Secured Credit Facility. We do not expect the phase-out of LIBOR to have a material disruption or impact on our financing or liquidity.
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Third Amended and Restated Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Third Amended and Restated Credit Agreement). We were in compliance with the above financial covenants and limitations at December 31, 2019 and 2018.
See “Covenants” in Note 14, “Debt and Credit Facilities,” of the Notes to Consolidated Financial Statements.
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
Outstanding Indebtedness
At December 31, 2019 and 2018, our total debt outstanding consisted of the amounts set forth in the following table.

	December 31,
(In millions)	2019	2018
Short-term borrowings	$98.9	$232.8
Current portion of long-term debt	16.7	4.9
Total current debt	115.6	237.7
Total long-term debt, less current portion(1)	3,698.6	3,236.5
Total debt	3,814.2	3,474.2
Less: Cash and cash equivalents	(262.4)	(271.7)
Net debt	$3,551.8	$3,202.5

(1)	Amounts are net of unamortized discounts and debt issuance costs of $25 million and $24 million as of December 31, 2019 and 2018, respectively.
See Note 14, “Debt and Credit Facilities,” of the Notes to Consolidated Financial Statements for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Consolidated Statements of Cash Flows in the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,			Change
(In millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net cash provided by operating activities	$511.1	$428.0	$424.4	$83.1	$3.6
Net cash (used in) provided by investing activities	(665.6)	(266.7)	1,786.1	(398.9)	(2,052.8)
Net cash provided by (used in) financing activities	139.9	(478.3)	(1,889.7)	618.2	1,411.4
Effect of foreign currency exchange rate changes on cash and cash equivalents	5.3	(5.3)	(113.4)	10.6	108.1
In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,			Change
(In millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Cash flow provided by operating activities	$511.1	$428.0	$424.4	$83.1	$3.6
Capital expenditures	(189.7)	(168.6)	(183.8)	(21.1)	15.2
Free cash flow(1)	$321.4	$259.4	$240.6	$62.0	$18.8

(1)
Free cash flow was $311 million in 2018 excluding the payment of charges related to the sale of Diversey of $52 million. Free cash flow was $421 million in 2017 excluding the payment of charges related to the sale of Diversey of $181 million.

Operating Activities
2019 vs. 2018
Net cash provided by operating activities improved by $83 million in the current year. This was primarily the result of stronger net earnings including non-cash add backs, improved cash provided by working capital, and lower cash tax payments in 2019 compared to 2018.
Net earnings were $263 million for the year ended December 31, 2019 compared to $193 million for the year ended December 31, 2018. Non-cash add backs to reconcile net earnings to net cash provided by operating activities were $221 million in 2019 compared to $182 million in 2018. The increase was primarily driven by $20 million of higher depreciation and amortization, due to amortization of intangibles acquired from Automated, as well as a non-cash loss recorded from the sale of discontinued operations of $31 million.
Working capital represented a source of cash of $14 million in 2019 compared to a use of cash of $20 million in 2018. Cash generation from working capital in 2019 was driven by improvements in accounts receivables, primarily on strengthened collections, and cash generated from organic inventory reduction, which excludes the change in balance resulting from the opening balance sheet acquired in acquisitions made this year. These improvements were slightly offset by a use of cash in accounts payable in 2019 of $37 million which compares to a source of cash of $43 million in 2018. The change in cash provided by/used in accounts payable primarily represents timing of payments as well as the benefits received in prior years of improvements to working capital.
Cash tax payments in 2019 were $95 million compared to $155 million in 2018. The improvement was partially the result of one-time items benefiting cash taxes paid in the year including the Novipax settlement and benefits from the purchase of Automated.
The year over year improvements were partially offset by cash payments made for Reinvent SEE including restructuring and restructuring associated payments of $91 million in 2019 compared to $12 million in 2018. The one-time cash outflow in 2019 related to the Novipax settlement payment was largely offset by a one-time payment in lieu of certain future royalty payments for patents made in 2018.
2018 vs. 2017
Net cash provided by operating activities was $428 million in 2018 compared to $424 million in 2018. Net cash provided by operating activities in 2017 included a partial year contribution from Diversey prior to its sale in September 2017.
In 2018, we generated $193 million of net earnings and had $182 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, or $375 million.
In 2017, we had $815 million of net earnings and $255 million of non-cash adjustments to reconcile net earnings to net cash provided by operating activities, or $560 million. The net earnings less non-cash adjustments of $560 million in 2017 was offset by a $207 million decrease in income tax payables primarily as a result of an increase in cash tax payments related to the sale of Diversey.
Overall, cash generation from Diversey's operations in 2017 was largely offset by cash payments related to the sale as well as restructuring and restructuring associated payments related to stranded cost reduction made in 2017, which was a combined outflow of $230 million. Cash payments related to the sale and restructuring and restructuring associated payments made in 2018 was an outflow of $64 million.
Working capital was a use of cash of $20 million in 2018 compared to a source of cash of $17 million in 2017. Cash provided by working capital in 2018 was negatively impacted by inventory, partially offset by an increase in accounts payable. We experienced a greater benefit from accounts payable improvements in 2017.
Investing Activities
2019 vs. 2018
Net cash used in investing activities was $666 million in 2019, compared to net cash used in investing activities of $267 million in 2018. The change in net cash used in investing activities was primarily due to an increase in business acquisitions activity of $384 million, primarily due to the acquisition of Automated, offset by the cash outflow for the purchase of AFP in

2018; and an increase in capital expenditures of $21 million, driven by increased investment to drive growth and improve cost productivity.
2018 vs. 2017
Net cash used in investing activities was $267 million in 2018, compared to net cash provided by investing activities of $1,786 million in 2017. The change in net cash (used in) provided by investing activities was primarily due the 2017 impact of proceeds from the sale of Diversey of $2.2 billion, net of payments of debt of $777 million.
Financing Activities
2019 vs. 2018
Net cash provided by financing activities was $140 million in 2019, compared to net cash used in financing activities of $478 million in 2018. The change in net cash provided by (used in) in financing activities was primarily due to borrowing activity in 2019. Specifically, we received the proceeds from the issuance of long-term debt of $895 million, including the Term Loan A due 2022 of $475 million to fund the purchase of Automated and the issuance of $425 million of 4.00% of senior notes due 2027, which was partially offset by the $425 million repurchase of the 6.50% senior notes due 2020. Short-term borrowings was a use of cash in 2019 compared to a source of cash in 2018 representing a net change $352 million year over year. This was driven by decrease in borrowings under the European Accounts Receivable Securitization program and our revolving credit facility in 2019 compared to an increase of facility use in 2018. Additionally, share repurchases were $515 million lower in 2019 compared to 2018. We continue to evaluate our capital allocation strategy to determine the best use of cash, including decisions around share repurchases, investments in growth and operational efficiency, acquisitions and maintaining our debt-leverage ratio.
2018 vs. 2017
Net cash used in financing activities was $478 million in 2018, compared to net cash used in financing activities of $1,890 million in 2017. The change in net cash used in financing activities was primarily due to lower repurchases of common stock, which were $720 million less in 2018 compared to 2017. Additionally, in 2017 we repaid the Term Loan A due in July 2017 for $250 million plus $98 million for the Brazilian tranche of Term Loan A. Finally, in 2018 the Company had higher net proceeds from short-term borrowings of $318 million, driven by an increase in borrowings under the European Accounts receivable securitization program and revolving credit facility compared to 2017. The use of the accounts receivable securitization program and the revolving credit facility was lower in 2017 due to cash on hand resulting from proceeds of our sale of Diversey.
Changes in Working Capital

	December 31,
(In millions)	2019		2018		Change
Working capital (current assets less current liabilities)	$127.8		$66.2		$61.6
Current ratio (current assets divided by current liabilities)	1.1	x	1.0	x
Quick ratio (current assets, less inventories divided by current liabilities)	0.7	x	0.7	x

The $62 million, or 93%, increase in working capital from 2018 to 2019 results from lower borrowings under the Revolving credit facility and European accounts receivable securitization program of $135 million and an increase in inventory of $25 million, primarily resulting from our acquisition of Automated. Acquisitions made during the year had a negative impact on our year-end working capital balance.
These were partially offset by an increase in other current liabilities of $85 million, reflecting the timing of accrued liabilities including restructuring and higher accruals for incentive compensation, and $26 million related to the liability recorded for our short-term operating leases as a result of our adoption of ASU 2016-02, Leases (Topic 842).
See Note 2, "Summary of Significant Accounting Policies and Recently Issued Accounting Standards," and Note 4, "Leases," of the Notes to Consolidated Financial Statements for additional information on leases and our adoption of new accounting standards.

Changes in Stockholders’ Equity (Deficit)
The $152 million, or 44%, increase in stockholders’ equity in 2019 compared with 2018 was due to:

•	net earnings of $263 million;

•
the effect of share-based incentive compensation of $23 million, which includes the impact of our share-based compensation expense as well as the impact of shares netting to cover the employee tax withholding amounts;

•	stock issued for profit sharing contribution paid in stock of $22 million;

•	cumulative translation adjustment of $16 million; and

•	unrealized gains on derivative instruments of $5 million.
These were partially offset by:

•	dividends paid on our common stock and dividend equivalent accruals related to unvested equity awards of $100 million;

•	a net increase in shares held in treasury of $67 million due to the repurchase of common stock; and

•
a net decrease in accumulated other comprehensive loss of $10 million on unrecognized pension items due primarily to market conditions impacting actuarial assumptions as of our annual pension valuation.

We repurchased approximately 1.6 million shares of our common stock during the year ended December 31, 2019 for $67 million. See Note 21, “Stockholders’ Deficit,” of the Notes to Consolidated Financial Statements for further details.
Derivative Financial Instruments
Interest Rate Swaps
The information set forth in Note 15, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements under the caption “Interest Rate Swaps” is incorporated herein by reference.
Net Investment Hedge
The information set forth in Note 15, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements under the caption “Net Investment Hedge” is incorporated herein by reference.
Other Derivative Instruments
The information set forth in Note 15, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements under the caption “Other Derivative Instruments” is incorporated herein by reference.
Foreign Currency Forward Contracts
At December 31, 2019, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
The information set forth in Note 15, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements under the caption “Foreign Currency Forward Contracts Designated as Cash Flow Hedges” and "“Foreign Currency Forward Contracts Not Designated as Hedges” is incorporated herein by reference.
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
We have the implemented the guidance using the modified retrospective method, in which the cumulative effect of initially applying the standard has been recognized as an adjustment to retained earnings in the year of adoption. For the year ending December 31, 2017, the Company recognized revenue under ASC 605, under which the following criteria were used for revenue recognition: persuasive evidence that an arrangement exists, shipment has occurred, selling price is fixed or determinable, and collection is reasonably assured.
The determination of whether an arrangement meets the definition of a contract under ASC 606 depends on whether it creates enforceable rights and obligations. While enforceability is a matter of law, we believe that enforceable rights and obligations in a contract must be substantive in order for the contract to be in scope of ASC 606. The penalty for noncompliance must be significant relative to the minimum obligation. Fixed or minimum purchase obligations were the most common examples of substantive enforceable rights present in our contracts. Sealed Air determines that the contract term is the period of enforceability outlined by the terms of the contract. This means that in many cases, the term stated in the contract is different than the period of enforceability.
Our efforts to adopt this standard focused on contract analysis at a regional level. We concluded our assessment and identified the most significant impact was on the accounting for Free on Loan equipment in our Food Care division. Whereas previously we did not recognize revenue on Free on Loan equipment, under the new standard, we allocate revenue to that equipment and account for the lease component under ASC 840, which has been superseded by ASC 842. ASC 606-10-15-4 states that a contract can be partially in scope of ASC 606 and partially in scope of another standard, in this case ASC 842. Sealed Air determined the proper accounting treatment for contracts with lease and non-lease components is to allocate the transaction price of the contract to the separate lease and non-lease components, account for the non-lease components of the contract under ASC 606 and account for the lease components of the contract under ASC 842. During the contract analysis we also evaluated how the transaction price would be allocated across the performance obligations. As a result of this review, we adjusted our equipment accrual balance, within the Food Care division, to reflect the stand-alone selling price of the equipment within our portfolio.
Leasing Activity
Sealed Air is involved in leasing activity as both a lessee and a lessor. Sealed Air is the lessor primarily for equipment used by our customers to meet their packaging needs. Sealed Air is the lessee of property used for production and for sales and administrative functions, including real property, buildings, manufacturing and office equipment, offices and automobiles.
Effective January 1, 2019, we adopted, ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”) and the subsequently issued amendments to the initial guidance, collectively, Topic 842. This ASU requires an entity to recognize a right-of-use asset ("ROU") and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses now depends on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. We adopted this ASU using a modified retrospective transition method.
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
We believe the most significant effect of adoption was the recognition of new ROU assets and lease liabilities on our balance sheet for our office and equipment and real estate operating leases. As of December 31, 2019, we recognized additional operating lease liabilities of $92 million based on the present value of the remaining minimum rental payments for existing operating leases and corresponding ROU assets of $90 million on our Consolidated Balance Sheets. Additionally, $28 million of assets that were included in property and equipment, net as of December 31, 2018 are now included in other non-current assets on our Consolidated Balance Sheets as of December 31, 2019.
Additionally, we now provide significant new disclosures about our leasing activities. We have formed a lease accounting center of excellence which has on-going responsibility to lead our global lease accounting and reporting under Topic 842. We have implemented a third-party lease accounting software due to the adoption of Topic 842. We have also added additional internal controls related to our lease accounting and software solution under Topic 842.

See Note 4, "Leases," of the Notes to the Consolidated Financial Statements for additional lease disclosures.
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
If the results of our qualitative assessment indicate it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform a quantitative assessment to determine the fair value of the reporting unit.
Alternatively, if an optional qualitative goodwill impairment assessment is not performed, we may perform a quantitative assessment. Under the quantitative assessment, we compare the fair value of each reporting unit to its carrying value, including the goodwill allocated to the reporting unit. If the fair value of the reporting unit exceeded its carrying value, there would be no indication of impairment. If the fair value of the reporting unit were less than the carrying value, an impairment charge would be recognized for the difference.
Under the quantitative assessment, we derive an estimate of fair values for each of our reporting units using a combination of an income approach and appropriate market approaches. Absent an indication of fair value from a potential buyer or similar specific transactions, we believe that the use of these methods provides a reasonable estimate of a reporting unit’s fair value. Fair value computed by these models is arrived at using a number of factors and inputs. There are inherent uncertainties, however, related to fair value models, the inputs and to our judgment in applying them to this analysis. Nonetheless, we believe that the combination of these methods provides a reasonable approach to estimate the fair value of our reporting units.
We believe the most significant inputs in our quantitative assessment include:

•
Forecasted future operating results: On an annual basis, the Company prepares annual and medium-term financial results projections. These projections are based on input from the Company's leadership, strategy, commercial leadership and finance teams and presented to our Board of Directors annually. Influences on this year's forecasted financial information and the fair value model include: the impact of recent acquisitions, notably Automated Packaging Systems, future expected benefits of our Reinvent SEE initiatives and overall market conditions.

•
Discount rate: Our third-party valuation specialists provide inputs into management's determination of the discount rate. The rate is dependent on a number of underlying assumptions, the most impactful of which are the risk-free rate, tax rate, equity risk premium, debt to equity ratios and pre-tax cost of debt.

•
Long-term growth rate: Long-term growth rates are applied to the terminal year of our cash flow valuation approach. The long-term growth rates are tied to growth rates we expect to achieve beyond the years for which we have forecasted operating results. We use external data, including long-term global GDP rates, we believe is applicable to our industry and composition of global operations.

The Company performed a quantitative assessment of the goodwill by reporting unit as of October 1, 2019. We believe it is appropriate to periodically perform the quantitative assessment for our annual impairment test, even if qualitative considerations do not indicate the fair value of a reporting unit is less than its carrying value. The periodic and timely calculation of the quantitative assessment provides better support for our qualitative assessments. Additionally, we note the changes in the Product Care reporting unit with the recent acquisitions made in 2017, 2018 and 2019 as another contributing factor to our quantitative assessment of goodwill in 2019.
None of our reporting units indicated the fair value was less than its carrying value. Based on our quantitative assessment, we believe the fair value of each of our reporting units sufficiently exceeds each reporting unit's carrying value. As part of our analysis, we performed a sensitivity analysis on the discount rate and long-term growth rate assumptions. The sensitivities lead us to the same conclusion that no impairment exists.
In the fourth quarter of 2018 and 2017, we performed a qualitative assessment. No indication of goodwill impairment was identified in 2018 or 2017.
The Company also assesses its goodwill for impairment from time to time when warranted by the facts and circumstances surrounding individual reporting units. Subsequent to our annual reporting period, we continued to assess whether there were changes in facts or circumstances that would lead us to believe goodwill may be impaired. No indication of goodwill impairment has been identified subsequent to our annual testing date.
See Note 9, “Goodwill and Identifiable Intangible Assets, net,” of the Notes to Consolidated Financial Statements for details of our goodwill balance and the goodwill review performed in 2019, 2018 and 2017 and other related information.
Pensions
For a number of our current and former U.S. employees and our international employees, we maintain defined benefit pension plans. Under current accounting standards, we are required to make assumptions regarding the valuation of projected benefit obligations and the performance of plan assets for our defined benefit pension plans.
The projected benefit obligation and the net periodic benefit cost are based on third-party actuarial assumptions and estimates that are reviewed and approved by management on a plan-by-plan basis each fiscal year. We believe the most significant assumptions are the discount rate used to measure the projected benefit obligation and the expected future rate of return on plan assets. We revise these assumptions based on an annual evaluation of long-term trends and market conditions that may have an impact on the cost of providing retirement benefits.
In determining the discount rate, we utilize market conditions and other data sources management considers reasonable based upon the profile of the remaining service life or expected life of eligible employees. The expected long-term rate of return on plan assets is determined by taking into consideration the weighted-average expected return on our asset allocation, asset return data, historical return data, and the economic environment. We believe these considerations provide the basis for reasonable assumptions of the expected long-term rate of return on plan assets. The measurement date used to determine the benefit obligation and plan assets is December 31.
At December 31, 2019, the total projected benefit obligation for our U.S. pension plan was $194 million, and the total benefit expense for the year ended December 31, 2019 was $1 million. At December 31, 2019, the total projected benefit obligation for our international pension plans was $704 million, and the total benefit income for the year ended December 31, 2019 was $2 million. The employer service cost of our pension plans is charged to Cost of sales and Selling, general and administrative expenses. All other components of benefits expense are recorded to other (expense) income, net.

Material changes to the principal assumptions could have a material impact on the costs and liabilities recognized on our Consolidated Financial Statements. A 25 basis point change in the assumed discount rate and a 100 basis point change in the expected long-term rate of return on plan assets would have resulted in the following increases (decreases) in the projected benefit obligation at December 31, 2019 and the expected net periodic benefit cost for the year ending December 31, 2020:

United States	25 Basis Point Increase (in millions)	25 Basis Point Decrease (in millions)
Discount Rate
Effect on 2019 projected benefit obligation	$(5.1)	$5.3
Effect on 2020 expected net periodic benefit cost	0.1	(0.1)
	100 Basis Point Increase (in millions)	100 Basis Point Decrease (in millions)
Return on Assets
Effect on 2020 expected net periodic benefit cost	$(1.4)	$1.4

International	25 Basis Point Increase (in millions)	25 Basis Point Decrease (in millions)
Discount Rate
Effect on 2019 projected benefit obligation	$(26.1)	$27.7
Effect on 2020 expected net periodic benefit cost	(0.1)	0.1
	100 Basis Point Increase (in millions)	100 Basis Point Decrease (in millions)
Return on Assets
Effect on 2020 expected net periodic benefit cost	$(6.0)	$6.0
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized on the Consolidated Financial Statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with tax authorities. See Note 19, “Income Taxes,” of the Notes to Consolidated Financial Statements for further discussion.

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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At December 31, 2019, we had no outstanding interest rate swaps, collars or options.
The information set forth in Note 15, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 16, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Consolidated Financial Statements for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $58 million in the fair value of the total debt balance at December 31, 2019. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
Argentina
Economic events in Argentina, including the default on some of its international debt obligations, have exposed us to heightened levels of foreign currency exchange risks. As of July 1, 2018, Argentina was designated as a highly inflationary economy. For the year ended December 31, 2019, we recognized $5 million of net foreign currency exchange losses in Foreign currency exchange loss due to highly inflationary economies on the Consolidated Statements of Operations, related to the designation of Argentina as a highly inflationary economy under U.S. GAAP. See Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards,” of the Notes to Consolidated Financial Statements for additional information. As of December 31, 2019, 1% of our consolidated net sales were derived from our products sold in Argentina and net assets include $9 million of cash and cash equivalents domiciled in Argentina. Also, as of December 31, 2019, our Argentina subsidiaries had cumulative translation losses of $24 million.
Russia
The U.S. and the European Union (EU) have imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities. Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products. These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however, they may limit the amount of future business the Company does with customers involved in activities in Russia. As of December 31, 2019, we do not anticipate these events will have a material impact to our 2020 results of operations. As of December 31, 2019, 2% of our consolidated net sales were derived from products sold into Russia and net assets include $18 million of cash and cash equivalents domiciled in Russia. Also, as of December 31, 2019, our Russia subsidiaries had cumulative translation losses of $27 million.

Brazil
Recent economic events in Brazil, including changes in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of December 31, 2019, we do not anticipate these events will have a material impact on our 2020 results of operations. As of December 31, 2019, 3% of our consolidated net sales were derived from products sold into Brazil and net assets include $24 million of cash and cash equivalents. Also, as of December 31, 2019, our Brazil subsidiaries had cumulative translation losses of $38 million.
United Kingdom
On January 31, 2020, the United Kingdom (UK) exited the European Union (referred to as "Brexit"). The UK has agreed to abide by EU rules during a transition period until the end of the 2020, at which point the European Union and the UK expect to have agreements in place regarding future ties including trade, customs, commerce and travel. Although the UK and the EU continue to work out terms of the final arrangements and agreements, particularly around trade, the Company has taken steps to mitigate the impact of Brexit. The exit date was delayed several times as terms of the deal were developed, providing the Company, along with our customers and suppliers, additional time to execute action plans to mitigate the impact of Brexit.
Brexit may impact the way we serve our customers in the UK and in Ireland, as we expect the UK's exit from the European Union to reduce efficiencies associated with serving customers in these countries from a central location. Over the last two years, we have deployed a cross-functional team to develop and implement changes to our operating model and legal entity structure to efficiently address challenges that may arise from Brexit including: customs processing and clearance, transit and logistics time and potential updates to terms and conditions present within our customer contracts. We continue to monitor inventory levels including any incremental stock that may be required to minimize disruptions to our business and our customers' business.
Brexit may also require us to tighten credit controls. However, for the year ended December 31, 2019, bad debt expense recognized in the UK was consistent with the year ended December 31, 2018 and was not material to the Company. In the first quarter of 2020, the Company will adopt ASU 2016-13, which requires us to measure all expected credit losses for trade receivable balances held at the reporting date based on an expected loss model which includes historical experience and current conditions. Future impacts of Brexit will be included in our analysis of current and forward looking expectations, though we believe the impact of adoption, coupled with Brexit will not have a material impact on bad debt expense.
Given the implementation of Brexit we believe that the devaluation of the Sterling has stabilized, with the value of the currency increasing in the later part of 2019. Nevertheless, any further devaluation would have a negative impact on our financial results reported in US Dollars. As of December 31, 2019, we do not anticipate these events will have a material impact on our 2020 results of operations. As of December 31, 2019, 3% of our consolidated net sales were derived from products sold into the UK, which is down from 4% in the prior year. We believe that the impact of Brexit on the country, including an overall weight on economic growth in the UK, did have an impact on net sales. Net assets in the UK include $6 million of cash and cash equivalents and $14 million in inventory. Also, as of December 31, 2019, our UK subsidiaries had cumulative translation adjustment losses of $21 million.
A large concentration of the Company's defined benefit plans is in the UK. Approximately 36% of the Company's projected benefit obligation and 47% of defined benefit plan assets are in the UK. Market volatility could have a negative impact on both our plan assets and our benefit obligations. However, we believe that the market and associated impacts on the value of our plan assets and assumptions used to determine the projected benefit obligation reflect the uncertainties related to Brexit. Our plan assets and obligations presented in our Consolidated Balance Sheets and in Note 17, "Profit Sharing, Retirement Savings Plan and Defined Benefit Plans," of the Notes to Consolidated Financial Statements are valued as of December 31, 2019. The Company and the Plans' Trustees have employed de-risking strategies in the defined benefit asset portfolios to reduce market volatility risk, interest rate risk and future cash flow risk. Our defined benefit assets in the UK are diversified between international equities, fixed income investments, and insurance buy-in contracts which all help mitigate market volatility risk.
Impact of Inflation and Currency Fluctuation
Economic and political events in certain countries have exposed us to heightened levels of inflation and foreign currency exchange risks. The effects of these could adversely impact our financial condition and results of operations. See Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards,” in the Notes to Consolidated Financial Statements for details regarding the impact of inflation and currency fluctuation. Also, for a discussion of our risk factors, please refer to Part I, Item 1A, “Risk Factors.”

Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at December 31, 2019 would have caused us to pay approximately $32 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
Our foreign currency forward contracts are described in Note 15, “Derivatives and Hedging Activities,” which is contained in the Notes to Consolidated Financial Statements, is incorporated herein by reference.
Net Investment Hedge
The €400 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The decrease in the translated value of the debt was $2 million net of tax as of December 31, 2019, and is reflected in long-term debt on our Consolidated Balance Sheets.
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
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The US Dollar equivalent amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $500 million and $590 million at December 31, 2019 and 2018, respectively.
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
Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $2 million for the years ended December 31, 2019 and 2018 and less than $1 million for the year ended December 31, 2017. The allowance for doubtful accounts was $8 million and $9 million at December 31, 2019 and 2018, respectively.

Pensions
Many of our U.S. and International defined benefit pension plans are invested in assets which will be used to cover future benefit payments. Assets may include investments in mutual funds, collective investment trusts, index-funds, corporate bonds, government-backed bonds and insurance contracts or annuity or "buy-ins." The assets include both return seeking assets and liability-hedging assets. As the population of the plan participants age and future cash flows become more certain, we undertake asset de-risking initiatives, including the purchase of buy-in contracts, particularly in the United Kingdom. These investments provide a stream of income equal to future benefit payments for pre-defined groups of participants, however, the Company maintains the primary liability for the projected benefit obligation related to these groups. As of December 31, 2019, buy-in contracts represented $120 million, or 16% of the Company's total plan assets. Additionally, our plan assets may, from time to time, be invested in assets designed to diversify the investment portfolio and protect against equity market movements. Some of these assets may only be redeemed on a quarterly basis. As of December 31, 2019, equity diversifying assets represented $55 million, or 7% of the Company's total plan assets. Other than the buy-in contracts and equity diversifiers noted above, we believe that our plan assets are highly liquid and may be readily redeemed to cover necessary plan payments. There is a high degree of predictability of payments made from our defined benefit plans.
Based upon the annual valuation of our defined benefit pension plans at December 31, 2019, we expect net periodic benefit expense to be less than $1 million in 2020. See Note 17, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” of the Notes to Consolidated Financial Statements for further details on our defined benefit pension plans.
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
Sealed Air Corporation

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Sealed Air Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Sealed Air Corporation and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for the year then ended, including the related notes and financial statement schedule for the year then ended listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Automated Packaging Systems, LLC and MGM, Inc. from its assessment of internal control over financial reporting as of December 31, 2019, because they were acquired by the Company in purchase business combinations during 2019. We have also excluded Automated Packaging Systems, LLC and MGM, Inc. from our audit of internal control over financial reporting. Automated Packaging Systems, LLC and MGM, Inc. are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 4% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Unrecognized Tax Benefits from Uncertain Tax Positions
As described in Notes 2 and 19 to the consolidated financial statements, the Company has recorded unrecognized tax benefits from uncertain tax positions of $390.3 million as of December 31, 2019. The Company is subject to income taxes in the U.S. and in various foreign jurisdictions. Judgment is required by management in calculating the Company’s worldwide provision for income taxes. As disclosed by management, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. If the payment of additional taxes and interest ultimately proves unnecessary or less than the amount of the reserve, the reversal of the reserves would result in tax benefits being recognized in the period when management determines the reserves are no longer necessary. If an estimate of tax reserves proves to be less than the ultimate assessment, a further charge to the income tax provision would result.
The principal considerations for our determination that performing procedures relating to unrecognized tax benefits from uncertain tax positions is a critical audit matter are there was significant judgment by management in identifying and recognizing the tax benefits from uncertain tax positions, including determining whether it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. This in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating the timely identification and accurate measurement of unrecognized tax benefits from uncertain tax positions. Also, the evaluation of audit evidence available to support unrecognized tax benefits from uncertain tax positions is complex and required significant auditor judgment as the nature of the evidence is often highly subjective. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and recognition of unrecognized tax benefits from uncertain tax positions, controls addressing completeness of the unrecognized tax benefits from uncertain tax positions, as well as controls over measurement of the unrecognized tax benefit from uncertain tax positions. These procedures also included, among others (i) testing the information used in the calculation of the unrecognized tax benefits from uncertain tax positions, including certain federal, foreign and state filing positions, and the related final tax returns; (ii) testing the calculation of the unrecognized tax benefits from uncertain tax positions by jurisdiction, including management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained; (iii) testing the completeness of management’s assessment of both the identification of unrecognized tax benefits from uncertain tax positions and possible outcomes of each unrecognized tax benefit from an uncertain tax position; and (iv) evaluating the status and results of income tax audits with the relevant taxing authorities. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and measurement of the Company’s unrecognized tax benefits from uncertain tax positions, including evaluating the reasonableness of management’s assessment of whether tax positions are more likely than not of being sustained and the amount of potential benefit to be realized, the application of relevant tax laws, and estimated interest and penalties.
/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 2, 2020

We have served as the Company's auditor since 2019.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Sealed Air Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Sealed Air Corporation and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) for the two years in the period ended December 31, 2018 (collectively referred to as the “consolidated financial statements”). In our opinion, the 2018 and 2017 consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2015 to 2019.

Charlotte, North Carolina
February 19, 2019,
except for Notes 3, 6, 17 and 18, as to which the date is
March 2, 2020

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In USD millions)	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$262.4	$271.7
Trade receivables, net of allowance for doubtful accounts of $8.2 in 2019 and $9.1 in 2018	556.5	473.4
Income tax receivables	32.8	58.4
Other receivables	80.3	81.3
Inventories, net of inventory reserves of $19.6 in 2019 and $18.1 in 2018	570.3	544.9
Assets held for sale	2.8	0.6
Prepaid expenses and other current assets	58.9	124.5
Total current assets	1,564.0	1,554.8
Property and equipment, net	1,141.9	1,036.2
Goodwill	2,216.9	1,947.6
Identifiable intangible assets, net	182.1	101.7
Deferred taxes	238.6	170.5
Operating lease right-of-use-assets	90.1	—
Other non-current assets	331.6	239.4
Total assets	$5,765.2	$5,050.2
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term borrowings	$98.9	$232.8
Current portion of long-term debt	16.7	4.9
Current portion of operating lease liabilities	26.2	—
Accounts payable	738.5	765.0
Accrued restructuring costs	29.5	33.5
Income tax payable	12.3	23.5
Other current liabilities	514.1	428.9
Total current liabilities	1,436.2	1,488.6
Long-term debt, less current portion	3,698.6	3,236.5
Long-term operating lease liabilities, less current portion	65.7	—
Deferred taxes	30.7	20.4
Other non-current liabilities	730.2	653.3
Total liabilities	5,961.4	5,398.8
Commitments and Contingencies - Note 20
Stockholders’ deficit:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2019 and 2018	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 231,622,535 in 2019 and 231,619,037 in 2018; shares outstanding: 154,512,813 in 2019 and 155,654,370 in 2018	23.2	23.2
Additional paid-in capital	2,073.5	2,049.6
Retained earnings	1,998.5	1,835.5
Common stock in treasury, 77,109,722 shares in 2019 and 75,964,667 shares in 2018	(3,382.4)	(3,336.5)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(146.1)	(136.4)
Cumulative translation adjustment	(728.6)	(744.8)
Unrealized net loss on net investment hedges	(34.5)	(41.9)
Unrealized net gain on cash flow hedges	0.2	2.7
Total accumulated other comprehensive loss, net of taxes	(909.0)	(920.4)
Total stockholders’ deficit	(196.2)	(348.6)
Total liabilities and stockholders’ deficit	$5,765.2	$5,050.2
See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
(In USD millions, except per share data)	2019	2018	2017
Net sales	$4,791.1	$4,732.7	$4,461.6
Cost of sales	3,226.3	3,230.6	3,049.5
Gross profit	1,564.8	1,502.1	1,412.1
Selling, general and administrative expenses	915.5	782.3	815.6
Amortization expense of intangible assets acquired	28.9	15.7	13.1
Restructuring charges	41.9	47.8	12.1
Operating profit	578.5	656.3	571.3
Interest expense, net	(184.1)	(177.9)	(184.2)
Foreign currency exchange loss due to highly inflationary economies	(4.6)	(2.5)	—
Other (expense) income, net	(19.5)	(18.1)	6.2
Earnings before income tax provision	370.3	457.8	393.3
Income tax provision	76.6	307.5	330.5
Net earnings from continuing operations	293.7	150.3	62.8
(Loss) Gain on sale of discontinued operations, net of tax	(30.7)	42.8	640.7
Net earnings from discontinued operations, net of tax	—	—	111.4
Net earnings	$263.0	$193.1	$814.9
Basic:
Continuing operations	$1.90	$0.94	0.34
Discontinued operations	(0.20)	0.27	3.99
Net earnings per common share - basic	$1.70	$1.21	$4.33
Diluted:
Continuing operations	$1.89	$0.94	$0.33
Discontinued operations	(0.20)	0.26	3.96
Net earnings per common share - diluted	$1.69	$1.20	$4.29
Weighted average number of common shares outstanding:
Basic	154.3	159.4	186.9
Diluted	155.2	160.2	188.9

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In USD millions)	2019			2018			2017
	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings			$263.0			$193.1			$814.9
Other comprehensive (loss) income:
Unrecognized pension items	$(13.9)	$4.2	(9.7)	$(34.2)	$4.8	(29.4)	$219.1	$(45.8)	173.3
Unrealized gains (losses) on derivative instruments for net investment hedge	9.8	(2.4)	7.4	20.0	(5.0)	15.0	(109.8)	42.0	(67.8)
Unrealized (losses) gains on derivative instruments for cash flow hedge	(3.4)	0.9	(2.5)	3.9	(1.2)	2.7	(11.2)	2.4	(8.8)
Foreign currency translation adjustments	17.0	(0.8)	16.2	(49.2)	(1.2)	(50.4)	2.2	5.3	7.5
Other comprehensive income (loss)	$9.5	$1.9	11.4	$(59.5)	$(2.6)	(62.1)	$100.3	$3.9	104.2
Comprehensive income, net of taxes			$274.4			$131.0			$919.1

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(In USD millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2016	$22.8	$1,974.1	$1,040.0	$(1,478.1)	$(949.1)	$609.7
Effect of share-based incentive compensation	0.2	45.0	—	(22.2)	—	23.0
Stock issued for profit sharing contribution paid in stock	—	0.5	—	21.8	—	22.3
Repurchases of common stock	—	(80.0)	—	(1,222.1)	—	(1,302.1)
Unrecognized pension items, net of taxes	—	—	—	—	173.3	173.3
Foreign currency translation adjustments	—	—	—	—	7.5	7.5
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(76.6)	(76.6)
Net earnings	—	—	814.9	—	—	814.9
Dividends on common stock ($0.64 per share)	—	—	(119.7)	—	—	(119.7)
Balance at December 31, 2017	$23.0	$1,939.6	$1,735.2	$(2,700.6)	$(844.9)	$152.3
Effect of share-based incentive compensation	0.2	29.2	—	(8.0)	—	21.4
Stock issued for profit sharing contribution paid in stock	—	0.8	—	23.8	—	24.6
Repurchases of common stock	—	80.0	—	(651.7)	—	(571.7)
Unrecognized pension items, net of taxes	—	—	—	—	(29.4)	(29.4)
Foreign currency translation adjustments	—	—	—	—	(50.4)	(50.4)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	17.7	17.7
Net earnings	—	—	193.1	—	—	193.1
Dividends on common stock ($0.64 per share)	—	—	(102.8)	—	—	(102.8)
Impact of recently adopted accounting standards(1)	—	—	10.0	—	(13.4)	(3.4)
Balance at December 31, 2018	$23.2	$2,049.6	$1,835.5	$(3,336.5)	$(920.4)	$(348.6)
Effect of share-based incentive compensation	—	23.4	—	—	—	23.4
Stock issued for profit sharing contribution paid in stock	—	0.5	—	21.4	—	21.9
Repurchases of common stock	—	—	—	(67.3)	—	(67.3)
Unrecognized pension items, net of taxes	—	—	—	—	(9.7)	(9.7)
Foreign currency translation adjustments	—	—	—	—	16.2	16.2
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	4.9	4.9
Net earnings	—	—	263.0	—	—	263.0
Dividends on common stock ($0.64 per share)	—	—	(100.0)	—	—	(100.0)
Balance at December 31, 2019	$23.2	$2,073.5	$1,998.5	$(3,382.4)	$(909.0)	$(196.2)
 See accompanying Notes to Consolidated Financial Statements.

(1)
Due to the adoption of ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as of January 1, 2018, the Company recorded decreases to retained earnings of $1.0 million and $2.4 million, respectively. Additionally, due to the adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income as of October 1, 2018, the Company recorded an increase to retained earnings of $13.4 million from accumulated other comprehensive loss.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In USD millions)	2019	2018	2017
Net earnings	$263.0	$193.1	$814.9
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	150.8	131.2	149.3
Share-based incentive compensation	32.9	29.2	44.9
Profit sharing expense	24.5	21.6	23.2
Provisions for bad debt	2.5	2.3	2.9
Provisions for inventory obsolescence	7.2	4.8	3.6
Deferred taxes, net	(55.0)	10.9	121.0
Net loss (gain) on sale of businesses	30.7	(42.5)	(641.2)
Other non-cash items	27.2	24.8	41.0
Changes in operating assets and liabilities:
Trade receivables, net	38.1	(0.9)	(81.4)
Inventories	12.4	(61.2)	(55.4)
Income tax receivable/payable	20.9	(16.4)	(207.1)
Accounts payable	(37.0)	42.6	154.1
Other assets and liabilities	(7.1)	88.5	54.6
Net cash provided by operating activities	$511.1	$428.0	$424.4
Cash flows from investing activities:
Capital expenditures	$(189.7)	$(168.6)	$(183.8)
Investment in equity investments	—	(7.5)	—
Investment in marketable securities	(12.5)	—	—
(Payments) Proceeds related to sale of business and property and equipment, net	(2.4)	6.8	2.7
Businesses acquired in purchase transactions, net of cash acquired	(452.8)	(68.4)	(119.2)
Loss from settlement of cross currency swaps	—	—	(61.8)
Impact of sale of Diversey	—	(15.3)	2,156.9
Settlement of foreign currency forward contracts	(8.2)	(11.1)	(8.7)
Other investing activities	—	(2.6)	—
Net cash (used in) provided by investing activities	$(665.6)	$(266.7)	$1,786.1
Cash flows from financing activities:
Net (payments) proceeds from short-term borrowings	$(127.5)	$224.0	$(93.7)
Proceeds from cross currency swap	—	—	17.4
Proceeds from long-term debt	894.9	—	—
Payments of long-term debt(1)	(425.0)	—	(369.5)
Dividends paid on common stock	(99.1)	(104.1)	(119.7)
Repurchases of common stock(2)	(67.3)	(582.6)	(1,302.1)
Payments for debt extinguishment/modification costs	(15.5)	(6.1)	—
Impact of tax withholding on share-based compensation	(10.8)	(7.9)	(22.1)
Principal payments related to financing leases	(9.3)	(1.6)	—
Other financing activities	(0.5)	—	—
Net cash provided by (used in) financing activities	$139.9	$(478.3)	$(1,889.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$5.3	$(5.3)	$(113.4)
Cash Reconciliation:
Cash and cash equivalents	271.7	594.0	333.7
Restricted cash and cash equivalents	—	—	52.9
Balance, beginning of period	$271.7	$594.0	$386.6
Net change during the period	(9.3)	(322.3)	207.4
Cash and cash equivalents	262.4	271.7	594.0
Restricted cash and cash equivalents	—	—	—
Balance, end of period	$262.4	$271.7	$594.0

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$194.9	$191.4	$210.8
Income tax payments	$94.7	$155.0	$161.7
Payments related to sale of Diversey	$—	$51.6	$180.8

SEALED AIR CORPORATION AND SUBSIDIARIES

	Year Ended December 31,
(In USD millions)	2019	2018	2017
Restructuring payments including associated costs	$90.9	$12.1	$49.3
Non-cash items:
Transfers of shares of common stock from treasury for profit-sharing plan contributions	$21.9	$23.5	$22.3
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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Note 1 Organization and Nature of Operations
We are a leading global provider of packaging solutions for the food, e-Commerce, electronics and industrial markets. We serve an array of end markets including food and beverage processing, food service, retail, commercial and consumer applications, by providing food safety and security, product protection and equipment which allows our customers to increase automation. Our focus is on achieving quality profitable growth and increased earnings power through partnering with our customers to provide innovative, sustainable packaging solutions that solve their most complex packaging problems and create differential value for them. We do so through our iconic brands, differentiated technologies, leading market positions, global scale and market access and well-established customer relationships.
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
Basis of Presentation
Our Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. All amounts are in US Dollar denominated millions, except per share amounts and unless otherwise noted, and are approximate due to rounding.
Reclassification
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
See Note 15, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements for further details.
Foreign Currency Translation
In non-U.S. locations that are not considered highly inflationary, we translate the balance sheets at the end of period exchange rates with translation adjustments accumulated in stockholders’ deficit on our Consolidated Balance Sheets. We translate the statements of operations at the average exchange rates during the applicable period.
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
Impact of Inflation and Currency Fluctuation
Argentina - Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under U.S. GAAP, and the US Dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into US Dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in net foreign exchange transaction loss, within Foreign currency exchange loss due to highly inflationary economies on the Consolidated Statements of Operations. For the years ended December 31, 2019 and 2018, the Company recorded a $4.6 million and $2.4 million remeasurement loss, respectively. The exchange rate as of December 31, 2019 and 2018 was 59.8723 and 37.6679, respectively.
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
Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net sales recognized by us in the period of adjustment. Charges for rebates and other allowances were approximately 4% of sales in 2019, and 5% of sales in 2018 and 2017. Refer to Note 3, "Revenue Recognition, Contracts with Customers," of the Notes to Consolidated Financial Statements for further discussion of revenue.
Costs to obtain or fulfill a Contract and Shipping and Handling Costs
The Company recognizes incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. For example, the Company generally expenses sales commissions when incurred because the contract term is less than 1 year. These costs are recorded within sales and marketing expenses.
Costs for shipping and handling activities performed after a customer obtains control of a good are accounted for as costs to fulfill a contract and are included in cost of goods sold.
Research and Development
We expense research and development costs as incurred. Research and development costs were $77.3 million in 2019, $80.8 million in 2018 and $91.8 million in 2017.
Share-Based Incentive Compensation
At the 2014 Annual Meeting, the 2014 Omnibus Incentive Plan (the “Omnibus Plan”) was approved by our stockholders. Subsequently, the Board of Directors adopted, and at the 2018 Annual Stockholders' Meeting, our stockholders approved, an amendment and restatement to the 2014 Omnibus Incentive Plan. See Note 21, “Stockholders’ Deficit,” of the Notes to the Consolidated Financial Statements for further information on this plan.
We record share-based compensation awards exchanged for employee services at fair value on the date of grant and record the expense for these awards in cost of sales and in selling, general and administrative expense, as applicable, on our Consolidated Statements of Operations over the requisite employee service period. Share-based incentive compensation expense includes an estimate for forfeitures and anticipated achievement levels and is generally recognized over the expected term of the award on a straight-line basis. The Company accelerates expense on performance-based awards using a graded vesting schedule for employees who meet retirement eligibility requirements prior to the end of the award’s service period. For performance-based awards, the Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable. For performance awards with market-based conditions, the fair value of the award is determined at the grant date and is recognized at 100% over the performance period regardless of actual market condition performance.
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
In assessing the need for a valuation allowance, we estimate future reversals of existing temporary differences, future taxable earnings, with consideration for the feasibility of ongoing planning strategies, taxable income in carryback periods and past operating results to determine which deferred tax assets are more likely than not to be realized in the future. Changes to tax laws, statutory tax rates and future taxable earnings can have an impact on valuation allowances related to deferred tax assets.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement with tax authorities. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our Consolidated Statements of Operations. See Note 19, “Income Taxes,” of the Notes to Consolidated Financial Statements for further discussion.
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
Time deposits or certificate of deposits with maturities greater than 90 days from the time of purchase are considered marketable securities and classified as other current assets in our Consolidated Balance Sheets. Investments made in longer-term time deposits in the current year are reflected as an investment in marketable securities on our Consolidated Statement of Cash Flows. As of December 31, 2019 and 2018, we had $13.2 million and $0.6 million, respectively, deposited in time deposits with a maturity greater than 90 days.
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
We have a European accounts receivable securitization and purchase program with a special purpose vehicle, or SPV, two banks and a group of our European subsidiaries. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV, and are exposed to the risk of uncollectable receivables held by the SPV. Therefore, the SPV is consolidated in our Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as short-term borrowings on our Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Consolidated Balance Sheets. See Note 10, “Accounts Receivable Securitization Programs,” of the Notes to Consolidated Financial Statements for further details.
Accounts Receivable Factoring Agreements
The Company has entered factoring agreements and customers' supply chain financing arrangements, to sell certain trade receivables to unrelated third-party financial institutions. We account for these transactions in accordance with ASC 860, "Transfers and Servicing" ("ASC 860"). ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from Accounts receivable, net on the Consolidated Balance Sheets. Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has no continuing involvement in the transferred receivables. In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold. See Note 11, "Accounts Receivable Factoring Agreements," of the Notes to the Consolidated Financial Statements for further details.
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
We depreciate the cost of property and equipment over their estimated useful lives on a straight-line basis as follows: buildings, including leasehold improvements — 20 to 40 years; machinery and equipment — 5 to 10 years; and other property and equipment — 2 to 10 years.
Goodwill and Identifiable Intangible Assets, Net
 Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired, including the amount assigned to identifiable intangible assets.
Identifiable intangible assets consist primarily of patents, licenses, trademarks, trade names, customer lists and relationships, non-compete agreements and technology-based intangibles and other contractual agreements. We amortize finite lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, currently ranging from 1 to 28 years, on a straight-line basis to their estimated residual values and periodically review them for impairment.
We use the acquisition method of accounting for all business combinations and do not amortize goodwill or intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are tested for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. See Note 9, “Goodwill and Identifiable Intangible Assets, net,” of the Notes to Consolidated Financial Statements for further details.
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
We review and approve the assumptions made by our third-party actuaries regarding the valuation of benefit obligations and performance of plan assets. The most significant assumptions used to determine the benefit obligation and expense of the pension plans are the discount rate used to measure future obligations and the expected future rate of return on plan assets. The measurement date used to determine benefit obligations and plan assets is December 31. In general, significant changes to these assumptions could have a material impact on the costs and liabilities recorded in our Consolidated Financial Statements.
See Note 17, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” of the Notes to Consolidated Financial Statements for information about the Company’s benefit plans.
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
See Note 24, “Net Earnings Per Common Share,” of the Notes to Consolidated Financial Statements for further discussion.

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
As of December 31, 2019, we recognized additional operating lease liabilities of $91.9 million based on the present value of the remaining minimum rental payments for existing operating leases and corresponding ROU assets of $90.1 million on our Consolidated Balance Sheets. See Note 4, "Leases," of the Notes to the Consolidated Financial Statements for additional lease disclosures.
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
Recently Issued Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. ASU 2109-12 eliminates certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes, enacted change in tax laws or rates and clarifies the accounting transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. We are currently in the process of evaluating the effect that ASU 2019-12 will have on the Company's Consolidated Financial Results.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments. ASU 2019-04 provides updates and amendments to previously issued ASUs. The amendments clarify the scope of the credit losses standard and address issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments. Codification Improvements to Topic 326, Financial Instruments - Credit Losses is effective upon our adoption of ASU 2016-13 (discussed below), which we will adopt as of January 1, 2020. The amendment will be included in our overall adoption of ASU 2016-13. The amendments related to Derivatives and Hedging address partial-term fair value hedges and fair value hedge basis adjustments. Codification Improvements to Topic 815, Derivatives and Hedging are effective for us beginning the first annual reporting period beginning after April 25, 2019. Amendments on Topic 825, Financial Instruments mainly address the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. For amendments related to ASU 2016-01 (Topic 825, Financial Instruments), the effective date is fiscal years and interim period beginning after December 15, 2019, with early adoption permitted. We do not believe that the adoption of ASU 2019-04 will have a material impact on the Company's Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 amends ASC 350-40 and aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt ASU 2018-15 effective January 1, 2020. We do not believe that the adoption of ASU 2018-15 will have a material impact on the Company's Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"). ASU 2018-14 eliminates, adds and clarifies certain disclosure requirements related to defined benefit plans and other postretirement plans. The guidance is effective for fiscal years ending after December 15, 2020, with early adoption permitted for reporting periods for which financial statements have yet to be issued or made available for issuance. We will adopt ASU 2018-14 for our fiscal year ending December 31, 2020. We do not believe that the adoption of ASU 2018-14 will have an impact on the Company's Consolidated Financial Statements with the exception of new and expanded disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 amends the fair value measurement disclosure requirements of ASC 820, including new, eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. The Company will adopt ASU 2018-13 effective January 1, 2020. We do not believe that the adoption of ASU 2018-13 will have an impact on the Company's Consolidated Financial Statements with the exception of new and expanded disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and issued subsequent amendments to the initial guidance, collectively, Topic 326. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 will be effective for us on January 1, 2020. Based on financial instruments currently held by us, the adoption of ASU 2016-13 will primarily impact our trade receivables, specifically our allowance for doubtful accounts. Due to the historical, current and expected credit quality of our customers, we do not expect the adoption of this ASU to have a material impact on the Company's consolidated financial results. Expense charged for provision for doubtful accounts was $2.5 million for the year ended December 31, 2019. We currently expect our valuation of credit losses on a forward looking basis to be materially consistent. We also expect the adoption of ASU 2016-13 to increase the disclosures associated with our allowance for doubtful accounts on our trade receivables.
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
As discussed in Note 6, "Segments," of the Notes to Consolidated Financial Statements, our reporting segments are Food Care and Product Care. Our Food Care applications are largely sold directly to end customers, while our Product Care products are sold through business supply distributors and direct to the end customer.

Food Care:
Food Care largely serves perishable food processors, predominantly in chilled, smoked and processed meat, poultry and dairy-solid markets worldwide, and maintains positions in target applications. Food Care provides integrated packaging materials, equipment, and automation solutions and services to increase operational efficiency, extend shelf life and reduce resource use throughout the supply chain with innovative, sustainable packaging that enables customers to reduce costs and enhance their brands in the marketplace.
Product Care:
Product Care packaging solutions are utilized across many global markets and are especially valuable to e-Commerce, electronics and industrial manufacturing. Product Care solutions are designed to protect valuable goods in shipping, and drive operational excellence for our customers, increasing their order fulfillment velocity while minimizing material usage, dimensional weight and packaging labor requirements. Recent acquisitions in Product Care include Fagerdala Singapore Pte Ltd. ("Fagerdala") in 2017, AFP in 2018 and Automated Packaging Systems, LLC (“Automated”) in 2019.
Product Care benefits from the continued expansion of e-Commerce, increasing freight costs, scarcity of labor, and increasing demand for more sustainable packaging. Product Care solutions are largely sold through supply distributors that sell to business/industrial end-users. Product Care solutions are additionally sold directly to fabricators, original equipment manufacturers, contract manufacturers, third-party logistics partners, e-commerce/fulfillment operations, and at various retail centers. Product Care solutions are marketed under brands including Bubble Wrap® brand inflatable packaging, Sealed Air® brand performance shrink films and Autobag® brand bagging systems. Product Care product families include additional tradenames including Instapak® polyurethane foam packaging solutions and Korrvu® suspension and retention packaging.
Adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent amendments to the initial guidance, collectively, Topic 606. The Company adopted the new revenue recognition standard using the modified retrospective approach with a cumulative effect adjustment to retained earnings as of the adoption date. The adoption of Topic 606 did not have a significant impact on our consolidated financial statements with the exception of new and expanded disclosures. However, reporting periods prior to Topic 606 adoption may not be comparable due to differences between Topic 606 and the previous accounting guidance. For the year ending December 31, 2017, the Company recognized revenue under ASC 605, under which the following criteria were used for revenue recognition: persuasive evidence that an arrangement exists, shipment has occurred, selling price is fixed or determinable, and collection is reasonably assured.
Identify Contract with Customer:
For Sealed Air, the determination of whether an arrangement meets the definition of a contract under Topic 606 depends on whether it creates enforceable rights and obligations. While enforceability is a matter of law, we believe that enforceable rights and obligations in a contract must be substantive in order for the contract to be in scope of Topic 606. That is, the penalty for noncompliance must be significant relative to the minimum obligation. Fixed or minimum purchase obligations with penalties for noncompliance are the most common examples of substantive enforceable rights present in our contracts. We determined that the contract term is the period of enforceability outlined by the terms of the contract. This means that in many cases, the term stated in the contract is different than the period of enforceability. After the minimum purchase obligation is met, subsequent sales are treated as separate contracts on a purchase order by purchase order basis. If no minimum purchase obligation exists, the next level of enforceability is determined, which often represents the individual purchase orders and the agreed upon terms.
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
Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments of transaction price impact the amount of net sales recognized by us in the period of adjustment. Revenue recognized for the years ended December 31, 2019 and 2018 from performance obligations satisfied in previous reporting periods was $5.0 million and $5.6 million, respectively.
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
Disaggregated Revenue
For the years ended December 31, 2019 and 2018, revenues from contracts with customers summarized by Segment Geography were as follows:

	Year Ended December 31, 2019
(In millions)(1)	Food Care	Product Care	Total
North America	$1,612.2	$1,197.9	$2,810.1
EMEA	617.1	388.2	1,005.3
South America	216.2	16.9	233.1
APAC	413.7	299.0	712.7
Topic 606 Segment Revenue	2,859.2	1,902.0	4,761.2
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	21.3	8.6	29.9
Total	$2,880.5	$1,910.6	$4,791.1

	Year Ended December 31, 2018
(In millions)(1)	Food Care	Product Care	Total
North America	$1,599.8	$1,115.7	$2,715.5
EMEA	653.1	381.2	1,034.3
South America	211.0	17.9	228.9
APAC	424.1	300.8	724.9
Topic 606 Segment Revenue	2,888.0	1,815.6	4,703.6
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	20.1	9.0	29.1
Total	$2,908.1	$1,824.6	$4,732.7

(1)
Amounts by geography has been reclassified from prior year disclosure to reflect adjustments to our regional operating model. As of January 1, 2019, our geographic regions are: North America, EMEA, South America and APAC. Our North American operations include Canada, the United States, Mexico and Central America. Mexico and Central America were previously included in Latin America. Refer to Note 2, "Summary of Significant Accounting Policies and Recently Issued Accounting Standards," of the Notes to Consolidated Financial Statements.

Contract Balances
The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned, with the exception of equipment accruals. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the consumables transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The opening and closing balances of contract liabilities arising from contracts with customers as of December 31, 2019 were as follows:

(In millions)	December 31, 2019	December 31, 2018
Contract liabilities	$16.7	$10.4

There were no contract asset balances recorded on the Consolidated Balance Sheets as of December 31, 2019 and 2018.
Revenue recognized in the years ended December 31, 2019 and 2018, that was included in the contract liability balance at the beginning of the period was $5.6 million and $4.9 million, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.
The contract liability balance represents deferred revenue, primarily related to equipment accruals. The increase in 2019 to deferred revenue was driven by new agreements and volume on existing agreements. The Automated acquisition did not have a material impact on the Company's contract asset or contract liability balances during the year.

Remaining Performance Obligations
The following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of December 31, 2019, as well as the expected timing of recognition of that transaction price.

(In millions)	Short-Term(1) (12 months or less)	Long-Term	Total
Total transaction price	$6.2	$10.5	$16.7

(1) Our enforceable contractual obligations tend to be short term in nature. The table above does not include the transaction price of any remaining performance obligations that are part of the contracts with expected durations of less than one year.
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
All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our lease receivable balance at December 31, 2019 was:

(in millions)	Short-Term (12 months or less)	Long-Term	Total
Total lease receivable (Sales-type and Operating)	$4.9	$10.6	$15.5

Lessee
Sealed Air has contractual obligations as a lessee with respect to warehouses, offices, and manufacturing facilities, IT equipment, automobiles, and material production equipment.
Under the leasing standard, ASC 842, leases that are more than one year in duration are capitalized and recorded on the balance sheet. Some of our leases, namely for automobiles and real estate, offer an option to extend the term of such leases. We utilize the reasonably certain threshold criteria in determining which options we will exercise. Furthermore, some of our lease payments are based on index rates with minimum annual increases. These represent fixed payments and are captured in the future minimum lease payments calculation.

In determining the discount rate to use in calculating the present value of lease payments, we estimate the rate of interest we would pay on a collateralized loan with the same payment terms as the lease by utilizing our bond yields traded in the secondary market to determine the estimated cost of funds for the particular tenor. We update our assumptions and discount rates on a quarterly basis.
The accounting standard update, ASU 2016-02, provides practical expedients for an entity’s transition and ongoing accounting. In terms of transition accounting, we elected the ‘package of practical expedients’, which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.
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
The following table details our lease obligations included in our Consolidated Balance Sheets.

(in millions)	December 31, 2019
Other non-current assets:
Finance leases - ROU assets	$54.8
Finance leases - Accumulated depreciation	(15.0)
Operating lease right-of-use-assets:
Operating leases - ROU assets	118.8
Operating leases - Accumulated depreciation	(28.7)
Total lease assets	$129.9
Current portion of long-term debt:
Finance leases	$(10.4)
Current portion of operating lease liabilities:
Operating leases	(26.2)
Long-term debt, less current portion:
Finance leases	(28.7)
Long-term operating lease liabilities, less current portion:
Operating leases	(65.7)
Total lease liabilities	$(131.0)

At December 31, 2019, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(in millions)	Finance leases	Operating leases
2020	$12.1	$30.6
2021	10.5	24.0
2022	5.9	16.0
2023	3.2	11.2
2024	1.8	7.5
Thereafter	13.4	16.1
Total lease payments	46.9	105.4
Less: Interest	(7.8)	(13.5)
Present value of lease liabilities	$39.1	$91.9

At December 31, 2018, operating leases estimated future minimum annual rental commitments under non-cancelable real and personal property leases, prior to the adoption of ASC 842, were as follows:

(in millions)	Operating leases(1)
2019	$28.5
2020	20.1
2021	14.7
2022	10.1
2023	6.9
Thereafter	17.0
Total lease payments	$97.3

(1)
Amounts as of December 31, 2018 are based on ASC 840, and were superseded with our adoption of ASC 842, Leases on January 1, 2019. Refer to Note 2, "Recently Adopted and Issued Accounting Standards," of the Notes to Consolidated Financial Statements for additional information on our adoption of new accounting standards.

The following lease cost is included in our Consolidated Statements of Operations:

(in millions)	December 31, 2019
Lease cost(1)
Finance leases
Amortization of ROU assets	$9.1
Interest on lease liabilities	2.1
Operating leases	32.9
Short-term lease cost	5.9
Variable lease cost	5.2
Total lease cost	$55.2

(1)
With the exception of Interest on lease liabilities, we record lease costs to Cost of Sales or Selling, general and administrative expenses on the Consolidated Statements of Operations, depending on the use of the leased asset. Interest on lease liabilities are recorded to Interest expense, net on the Consolidated Statement of Operations.

(in millions)	December 31, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$5.1
Operating cash flows - operating leases	$34.7
Financing cash flows - finance leases	$9.3

ROU assets obtained in exchange for new finance lease liabilities	$21.3
ROU assets obtained in exchange for new operating lease liabilities	$34.7

Weighted average information:
Finance leases
Remaining lease term (in years)	6.4
Discount rate	4.9%
Operating leases
Remaining lease term (in years)	4.9
Discount rate	5.2%

Note 5 Discontinued Operations, Divestitures and Acquisitions
Discontinued Operations
On March 25, 2017, we entered into a definitive agreement to sell our Diversey Care division and the food hygiene and cleaning business within our Food Care division (collectively, "Diversey") for gross proceeds of USD equivalent of $3.2 billion, subject to customary closing conditions. The transaction was completed on September 6, 2017. We recorded a net gain on the sale of Diversey of $640.7 million, net of taxes of $197.5 million. During 2019 and 2018, we recorded an additional net loss and net gain on the sale of Diversey of $30.7 million and $42.8 million, net of taxes, respectively. The net loss recorded in 2019 on the sale of Diversey relates primarily to changes in balance sheet positions associated with the sale including tax-related indemnification reserves and other receivable or payable positions arising from the sale. The net gain recorded in 2018 was related to the final net working capital settlement as well as the release of tax indemnity reserves upon expiration of the statutes of limitations.
We have classified the operating results of Diversey, together with certain costs related to the divestiture transaction, as discontinued operations, net of tax, in the Consolidated Statements of Operations for the year ended December 31, 2017.
Summary operating results of Diversey were as follows:

(In millions)	Year Ended December 31, 2017
Net sales	$1,669.0
Cost of sales	950.4
Gross profit	718.6
Selling, general and administrative expenses	538.3
Amortization expense of intangible assets acquired	23.9
Operating profit	156.4
Other expense, net	(17.0)
Earnings from discontinued operations before income tax provision	139.4
Income tax provision from discontinued operations(1)	28.0
Net earnings from discontinued operations	$111.4

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

The following table presents selected financial information regarding cash flows of Diversey in the Consolidated Statements of Cash Flows but are within discontinued operations in the Consolidated Statements of Operations:

(In millions)	Year Ended December 31, 2017
Non-cash items included in net earnings from discontinued operations:
Depreciation and amortization	$29.3
Share-based incentive compensation	10.2
Profit sharing expense	3.0
Provision for bad debt	2.3
Capital expenditures	11.9
On April 1, 2017, the Diversey Care division acquired the UVC disinfection portfolio of Daylight Medical, a manufacturer of innovative medical devices. The preliminary fair value of the consideration transferred was approximately $25.2 million.
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
Acquisitions
Automated Packaging Systems, LLC
On August 1, 2019 the Company acquired 100% of the limited liability company interest in Automated Packaging Systems, LLC, formerly Automated Packaging Systems, Inc., a manufacturer of automated bagging systems. The acquisition is included in our Product Care reporting segment. Automated offers opportunities to expand the Company's automated solutions as well as expand into adjacent markets.
Consideration exchanged for Automated was $445.7 million in cash. The preliminary opening balance sheet includes $58.2 million of assumed liabilities in connection with a deferred incentive compensation plan for Automated's European employees. Of this amount $19.7 million was paid as of December 31, 2019. Sealed Air will make the remaining payments to deferred incentive compensation plan participants in approximately equal installments over the next two years.
The purchase price was primarily funded with proceeds from the incremental term facility provided for under an amendment to our Credit Agreement, as described in Note 14, "Debt and Credit Facilities," of the Notes to Consolidated Financial Statements. For the year ended December 31, 2019, transaction expenses recognized for the Automated acquisition was $3.3 million. These expenses are included within selling, general and administrative expenses in the Consolidated Statements of Operations.
The following table summarizes the consideration transferred to acquire Automated and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed. The allocation of purchase price is still preliminary as the Company finalizes the final purchase price adjustment with the seller and finalizes other aspects of the valuation including deferred taxes and intangible valuations. Preliminary estimates will be finalized within one year of the date of acquisition.

	Revised Preliminary Allocation	Measurement Period	Revised Preliminary Allocation
(In millions)	As of August 1, 2019	Adjustments	As of December 31, 2019
Total consideration transferred	$445.7	$—	$445.7

Assets:
Cash and cash equivalents(1)	16.0	(0.2)	15.8
Trade receivables, net	37.3	—	37.3
Other receivables(1)	0.3	—	0.3
Inventories, net	40.7	(0.7)	40.0
Prepaid expenses and other current assets	2.3	—	2.3
Property and equipment, net	79.3	9.3	88.6
Identifiable intangible assets, net	78.7	(1.4)	77.3
Goodwill	261.3	(7.4)	253.9
Operating lease right-of-use-assets	—	4.3	4.3
Other non-current assets	24.7	1.3	26.0
Total assets	$540.6	$5.2	$545.8
Liabilities:
Accounts Payable	12.0	—	12.0
Current portion of long-term debt	2.6	—	2.6
Current portion of operating lease liabilities	—	1.5	1.5
Other current liabilities(2)	56.2	(1.1)	55.1
Long-term debt, less current portion	4.3	—	4.3
Long-term operating lease liabilities, less current portion	—	2.8	2.8
Deferred taxes	—	0.4	0.4
Other non-current liabilities(2)	19.8	1.6	21.4
Total liabilities	$94.9	$5.2	$100.1

(1)
On August 1, 2019, $8.6 million in cash was initially recorded as Other receivables in our preliminary opening balance sheet as disclosed in the table included in our third quarter 2019 Form 10-Q filing. The Company determined this balance should be reflected in Cash as the amount was settled to Automated on the day of purchase. This change had no impact on consideration paid or on our Consolidated Balance Sheets as of September 30, 2019.

(2)
On August 1, 2019, $19.4 million was initially recorded within Other non-current liabilities in our preliminary opening balance sheet as disclosed in the table included in our third quarter 2019 Form 10-Q filing. This amount was related to the second installment payment of the deferred incentive compensation plan for Automated's European employees. As two payments were expected to be made within the first twelve months after acquisition, the amount related to the second payment should have been reflected in other current liabilities. The preliminary allocation as of August 1, 2019 now shows the second installment within other current liabilities.

The following table summarizes the identifiable intangible assets, net and their useful lives.

	Amount	Useful life
	(in millions)	(in years)
Customer relationships	$28.2	13
Trademarks and tradenames	15.6	9.1
Technology	29.6	6.4
Backlog	3.9	0.4
Total intangible assets with definite lives	$77.3

Goodwill is a result of the expected synergies and cross-selling opportunities this acquisition is expected to bring as well as the expected growth potential in Automated Packaging Systems' automated and sustainable solutions. Goodwill allocated to U.S. entities is deductible for tax purposes. Goodwill allocated to foreign entities is not deductible for tax purposes. The allocation between U.S. and non-U.S. entities is being finalized. The goodwill balance has been recorded to the Product Care reportable segment.
Other non-current assets includes the net overfunded position of a closed defined benefit pension plan in the United Kingdom. The plan does not have any material impact on the Company's overall defined benefit pension plans. Refer to Note 17, "Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans," of the Notes to Consolidated Financial Statements for more detail on the Company's other defined benefit pension plans.
In conjunction with the acquisition and subsequent integration, the Company expects to incur restructuring charges. No restructuring accrual is included in our opening balance sheet as the liability did not exist at the time of acquisition. Refer to Note 12, "Restructuring Activities," of the Notes to Consolidated Financial Statements for more detail on the Company's Restructuring activity.
The inclusion of Automated in our consolidated financial statements is not deemed material with respect to the requirement to provide pro forma results of operations in ASC 805. As such, pro forma information is not presented.
Other 2019 Acquisition Activity
During the second quarter of 2019, Food Care had acquisition activity resulting in a total purchase price paid of $23.4 million. The Company allocated the consideration transferred to the fair value of assets acquired and liabilities assumed, resulting in an allocation to goodwill of $6.0 million. The final purchase price adjustments resulting in an increase to goodwill of $0.3 million were recorded in the third quarter of 2019. Identifiable intangible assets acquired were not material.
Acquisition of AFP
On August 1, 2018, the Company acquired AFP, Inc., a privately held fabricator of foam, corrugated, molded pulp and wood packaging solutions, to join its Product Care division. This acquisition expands our protective packaging offerings in the electronic, transportation and industrial markets with custom engineered applications. We acquired 100% of AFP shares for an estimated consideration of $74.1 million, excluding $3.3 million of cash acquired.
The following table summarizes the consideration transferred to acquire AFP and the final allocation of the purchase price among the assets acquired and liabilities assumed.

	Preliminary Allocation	Measurement Period	Final Allocation
(In millions)	As of August 1, 2018	Adjustments	As of September 30, 2019
Total consideration transferred	$70.8	$3.3	$74.1

Assets:
Cash and cash equivalents	2.9	0.4	3.3
Trade receivables, net	30.8	—	30.8
Inventories, net	7.1	—	7.1
Prepaid expenses and other current assets	0.7	—	0.7
Property and equipment, net	3.5	(0.4)	3.1
Identifiable intangible assets, net	18.6	0.7	19.3
Goodwill	21.6	1.0	22.6
Other non-current assets	0.7	(0.4)	0.3
Total assets	$85.9	$1.3	$87.2
Liabilities:
Current portion of long-term debt	—	0.1	0.1
Accounts payable	13.8	(2.2)	11.6
Other current liabilities	1.3	(0.1)	1.2
Long-term debt, less current portion	—	0.2	0.2
Total liabilities	$15.1	$(2.0)	$13.1

The following table summarizes the identifiable intangible assets, net and their useful lives.

	Amount	Useful life
	(in millions)	(in years)
Customer relationships	$14.9	11
Trademarks and tradenames	4.4	5
Total intangible assets with definite lives	$19.3

Acquisition of Fagerdala
On October 2, 2017, the Company acquired Fagerdala Singapore Pte Ltd., a manufacturer and fabricator of polyethylene foam based in Singapore, to join its Product Care division. We acquired 100% of Fagerdala shares for estimated consideration of S$144.7 million, or $106.2 million, net of cash acquired of $13.3 million, inclusive of purchase price adjustments which were finalized in the third quarter of 2018. We acquired Fagerdala to leverage its manufacturing footprint in Asia, experience in foam manufacturing and fabrication and commercial organization to expand our presence across multiple industries utilizing fulfillment to distribute goods.
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

The following table summarizes the identifiable intangible assets, net and their useful lives.

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
We allocate and disclose depreciation and amortization expense to our segments, although depreciation and amortization are not included in the segment performance metric Adjusted EBITDA. We also allocate and disclose restructuring charges and impairment of goodwill and other intangible assets by segment. However, restructuring charges and goodwill are not included in the segment performance metric Adjusted EBITDA since they are categorized as certain specified items (“Special Items”), in addition to certain transaction and other charges and gains related to acquisitions and divestitures and certain other specific items excluded from the calculation of Adjusted EBITDA. The accounting policies of the reportable segments and Corporate are the same as those applied to the Consolidated Financial Statements.
The following tables show Net Sales and Adjusted EBITDA by reportable segment:

	Year Ended December 31,
(In millions)	2019	2018	2017
Net Sales
Food Care	$2,880.5	$2,908.1	$2,815.2
As a % of Total Company net sales	60.1%	61.4%	63.1%
Product Care	1,910.6	1,824.6	1,646.4
As a % of Total Company net sales	39.9%	38.6%	36.9%
Total Company Net Sales	$4,791.1	$4,732.7	$4,461.6

	Year Ended December 31,
(In millions)	2019	2018	2017
Adjusted EBITDA from continuing operations
Food Care	$629.3	$577.8	$538.1
Adjusted EBITDA Margin	21.8%	19.9%	19.1%
Product Care	349.9	318.6	292.2
Adjusted EBITDA Margin	18.3%	17.5%	17.7%
Corporate	(14.4)	(6.9)	3.0
Total Company Adjusted EBITDA from continuing operations	$964.8	$889.5	$833.3
Adjusted EBITDA Margin	20.1%	18.8%	18.7%

The following table shows a reconciliation of net earnings before income tax provision to Total Company Adjusted EBITDA from continuing operations:

	Year Ended December 31,
(In millions)	2019	2018	2017
Earnings before income tax provision	$370.3	$457.8	$393.3
Interest expense, net	184.1	177.9	184.2
Depreciation and amortization, net of adjustments(1)	184.5	159.0	158.3
Special Items:
Restructuring charges(2)	41.9	47.8	12.1
Other restructuring associated costs(3)	60.3	15.8	14.3
Foreign currency exchange loss due to highly inflationary economies	4.6	2.5	—
Loss on debt redemption and refinancing activities	16.1	1.9	—
Charges related to acquisition and divestiture activity	14.9	34.2	84.1
Charges related to the Novipax settlement agreement	59.0	—	—
Gain from class-action litigation settlement	—	(14.9)	—
Curtailment related to retained Diversey retirement plans	—	—	(13.5)
Other Special Items(4)	29.1	7.5	0.5
Pre-tax impact of Special Items	225.9	94.8	97.5
Total Company Adjusted EBITDA from continuing operations	$964.8	$889.5	$833.3

(1)	Depreciation and amortization by segment were as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017
Food Care	$110.3	$105.4	$108.9
Product Care	75.0	56.0	49.4
Total Company depreciation and amortization(i)	185.3	161.4	158.3
Depreciation and amortization adjustments(ii)	(0.8)	(2.4)	—
Depreciation and amortization, net of adjustments	$184.5	$159.0	$158.3

(i)	Includes share-based incentive compensation of $34.4 million in 2019, $29.9 million in 2018 and $38.2 million in 2017.

(ii)	Represents depreciation and amortization which is considered to be related to a Special Item and are also included in the Special Items presented in the above table.

(2)	Restructuring and other charges by segment were as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017
Food Care	$23.5	$17.7	$7.6
Product Care	18.4	30.1	4.5
Total Company restructuring charges	$41.9	$47.8	$12.1

(3)
Other restructuring associated costs for the year ended December 31, 2019, primarily relate to fees paid to third-party consultants in support of Reinvent SEE and costs related to property consolidations resulting from Reinvent SEE.

(4)
Other Special Items for the years ended December 31, 2019 and 2018, primarily included fees related to professional services, mainly legal fees, directly associated with Special Items or events that are considered one-time or infrequent in nature. Other Special Items for the year ended December 31, 2017, primarily included transaction costs related to reorganizations.
Assets by Reportable Segments
The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventory, net; property and equipment, net; goodwill; intangible assets, net and leased systems, net.

	December 31,
(In millions)	2019	2018
Assets allocated to segments:(1)
Food Care	$1,997.8	$1,914.4
Product Care	2,762.9	2,273.8
Total segments	$4,760.7	$4,188.2
Assets not allocated:
Cash and cash equivalents	262.4	271.7
Assets held for sale	2.8	0.6
Income tax receivables	32.8	58.4
Other receivables	80.3	81.3
Deferred taxes	238.6	170.5
Other	387.6	279.5
Total	$5,765.2	$5,050.2

(1)
The assets allocated to segments as of December 31, 2018 have been revised to correct an error in the previous allocation of property and equipment. Assets allocated to Food Care were understated by $372.9 million with an offset to Product Care of $369.6 million and $3.3 million to assets not allocated. There is no impact to consolidated assets at December 31, 2018. This error did not impact the Company's annual assessment of goodwill impairment or any other impairment considerations of long-lived assets.

Geographic Information

	Year Ended December 31,
(In millions)	2019	2018	2017
Net sales(1)(2):
North America(3)	$2,828.1	$2,734.9	$2,591.5
EMEA	1,010.4	1,038.5	983.4
South America	233.8	229.5	231.8
APAC	718.8	729.8	654.9
Total	$4,791.1	$4,732.7	$4,461.6
Total long-lived assets(1)(2)(4):
North America	$919.3	$740.5
EMEA	345.8	270.5
South America	50.2	52.8
APAC	248.3	211.8
Total	$1,563.6	$1,275.6

(1)
Amounts by geography have been reclassified from prior year disclosure to reflect adjustments to our regional operating model. As of January 1, 2019, our geographic regions are: North America, EMEA, South America and APAC. Our North American operations include Canada, the United States, Mexico and Central America. Mexico and Central America were previously included in Latin America. Refer to Note 2, "Summary of Significant Accounting Policies and Recently Issued Accounting Standards," of the Notes to Consolidated Financial Statements.

(2)
No non-U.S. country accounted for net sales in excess of 10% of consolidated net sales for the years ended December 31, 2019, 2018 or 2017 or long-lived assets in excess of 10% of consolidated long-lived assets at December 31, 2019 and 2018.

(3)	Net sales to external customers within the U.S. were $2,501.6 million, $2,402.3 million and $2,280.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(4)	Total long-lived assets represent total assets excluding total current assets, deferred tax assets, goodwill, intangible assets and non-current assets held for sale.
Note 7 Inventories, net
The following table details our inventories, net:

	December 31,
(In millions)	2019	2018
Raw materials	$99.2	$79.9
Work in process	136.2	142.4
Finished goods	334.9	322.6
Total	$570.3	$544.9

Note 8 Property and Equipment, net
The following table details our property and equipment, net.

	December 31,
(In millions)	2019	2018(1)
Land and improvements	$50.7	$41.2
Buildings	747.0	728.6
Machinery and equipment	2,453.2	2,325.7
Other property and equipment	141.3	135.6
Construction-in-progress	127.9	155.1
Property and equipment, gross	3,520.1	3,386.2
Accumulated depreciation and amortization	(2,378.2)	(2,350.0)
Property and equipment, net	$1,141.9	$1,036.2

(1)
Upon adoption of ASU 2016-02, $28.3 million of assets that were included in property and equipment, net as of December 31, 2018 are now included in other non-current assets on our Consolidated Balance Sheets as of December 31, 2019. These assets were related to capital leases, primarily for warehouse, office and small manufacturing facilities, IT equipment and automobiles, which are now ROU assets. Refer to Note 4, “Leases,” of the Notes to Consolidated Financial Statements for additional information on our ROU assets.

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Year Ended December 31,
(In millions)	2019	2018	2017
Interest cost capitalized	$8.4	$6.3	$10.3
Depreciation and amortization expense for property and equipment	$122.0	$115.9	$107.0

Note 9 Goodwill and Identifiable Intangible Assets, net
Goodwill
We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year, using a measurement date of October 1st, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. For our 2019 annual review, the Company elected to bypass the optional qualitative assessment and performed a quantitative assessment by reporting unit as of October 1, 2019. Based on the results of the quantitative assessment, which indicated a fair value in excess of carrying amount for each of the Company's designated reporting units, we concluded there was no impairment of goodwill. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the quantitative assessment performed as of October 1, 2019.

Allocation of Goodwill to Reporting Segment
The following table shows our goodwill balances by reportable segment:

(In millions)	Food Care	Product Care	Total
Gross Carrying Value at December 31, 2017	$576.5	$1,554.1	$2,130.6
Accumulated impairment	(49.6)	(141.2)	(190.8)
Carrying Value at December 31, 2017	$526.9	$1,412.9	$1,939.8
Acquisition, purchase price and other adjustments	(0.6)	18.2	17.6
Currency translation	(6.6)	(3.2)	(9.8)
Gross Carrying Value at December 31, 2018	$568.9	$1,568.9	$2,137.8
Accumulated impairment	(49.2)	(141.0)	(190.2)
Carrying Value at December 31, 2018	$519.7	$1,427.9	$1,947.6
Acquisition, purchase price and other adjustments	6.3	257.0	263.3
Currency translation	2.0	4.1	6.1
Gross Carrying Value at December 31, 2019	$577.2	$1,830.0	$2,407.2
Accumulated impairment	(49.3)	(141.0)	(190.3)
Carrying Value at December 31, 2019	$527.9	$1,689.0	$2,216.9

As noted above, it was determined under a quantitative assessment that there was no impairment of goodwill. However, if we become aware of indicators of impairment in future periods, we may be required to perform an interim assessment for some or all of our reporting units before the next annual assessment. Examples of such indicators may include a decrease in expected net earnings, adverse equity market conditions, a decline in current market multiples, a decline in our common stock price, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more likely than not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of. In the event of significant adverse changes of the nature described above, we may have to recognize a non-cash impairment of goodwill, which could have a material adverse effect on our consolidated financial condition and results of operations.
Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	December 31, 2019			December 31, 2018
(In millions)	Gross Carrying Value	Accumulated Amortization	Net (1)	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$102.0	$(30.5)	$71.5	$72.4	$(22.3)	$50.1
Trademarks and tradenames	31.1	(4.3)	26.8	15.1	(1.6)	13.5
Software	95.3	(62.8)	32.5	62.2	(49.8)	12.4
Technology	66.8	(27.2)	39.6	37.2	(23.5)	13.7
Contracts	13.2	(10.4)	2.8	13.2	(10.1)	3.1
Total intangible assets with definite lives	308.4	(135.2)	173.2	200.1	(107.3)	92.8
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$317.3	$(135.2)	$182.1	$209.0	$(107.3)	$101.7

(1)
As of December 31, 2019, intangible assets increased due to the Automated acquisition. See Note 5, "Discontinued Operations, Divestitures and Acquisitions," to the Notes to Consolidated Financial Statements for additional information related to the Automated acquisition.

The following table shows the estimated future amortization expense at December 31, 2019.

Year	Amount (in millions)
2020	$33.6
2021	26.3
2022	20.0
2023	14.7
2024	14.2
Thereafter	64.4
Total	$173.2

Amortization expense was $28.9 million in 2019, $15.7 million in 2018 and $13.1 million in 2017.
The following table shows the remaining weighted average useful life of our definite lived intangible assets as of December 31, 2019.

Remaining weighted average useful lives
Customer relationships	12.6
Trademarks and trade names	9.5
Technology	4.9
Contracts	7.3
Total identifiable intangible assets, net with definite lives	8.8

Expected future cash flows associated with the Company's intangible assets are not expected to be materially affected by the Company's intent or ability to renew or extend the arrangements. Based on our experience with similar agreements, we expect to continue to renew contracts held as intangibles through the end of the remaining useful lives.
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
As of December 31, 2019, the maximum purchase limit for receivable interests was $50.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $50.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of December 31, 2019, the amount available to us under the program was $39.6 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.
The program expires annually in the fourth quarter and is renewable.

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
As of December 31, 2019, the maximum purchase limit for receivable interests was €80.0 million, ($89.6 million equivalent) subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of December 31, 2019, the amount available under this program before utilization was €78.0 million ($87.4 million equivalent).
This program expires annually in August and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of December 31, 2019, there were no amounts borrowed under our U.S. or European programs. As of December 31, 2018, there were no amounts borrowed under our U.S. program and €73.3 million, ($83.9 million equivalent) borrowed under our European program. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. The total interest paid for these programs was $0.8 million, $0.6 million and $1.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at December 31, 2019.
Note 11 Accounts Receivable Factoring Agreements
The Company has entered into factoring agreements and customers' supply chain financing arrangements, to sell certain trade receivables to unrelated third-party financial institutions. These programs are entered into in the normal course of business. We account for these transactions in accordance with ASC 860, "Transfers and Servicing" ("ASC 860"). ASC 860 allows for the ownership transfer of accounts receivable to qualify for true-sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from Accounts receivable, net on the Consolidated Balance Sheets. Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has no continuing involvement in the transferred receivables. In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold.
Gross amounts factored under this program for the year ended December 31, 2019 and 2018 were $351.3 million and $249.8 million, respectively. The fees associated with transfer of receivables for all programs were approximately $3.5 million for the year ended December 31, 2019 and $2.0 million for the years ended December 31, 2018 and 2017.

Note 12 Restructuring Activities
For the year ended December 31, 2019, the Company incurred $41.9 million of restructuring charges and $60.3 million of other related costs for our restructuring program. These charges were primarily a result of restructuring and associated costs in connection with the Company’s Reinvent SEE strategy.
Our restructuring program (“Program”) is defined as the initiatives associated with our Reinvent SEE strategy in addition to the conclusion of our previously existing restructuring programs at the time of Reinvent SEE's approval. Reinvent SEE is a three-year program approved by the Board of Directors in December 2018. The expected spend in the previously existing program at the time of Reinvent SEE's approval was primarily related to elimination of stranded costs following the sale of Diversey. The Company expects restructuring activities to be completed by the end of 2021.
The Board of Directors has approved cumulative restructuring spend of $840 to $885 million for the Program. Restructuring spend is estimated to be incurred as follows:

(in millions)	Total Restructuring Program Range		Less Cumulative Spend to Date	Remaining Restructuring Spend(2)
	Low	High		Low	High
Costs of reduction in headcount as a result of reorganization	$355	$370	$(325)	$30	$45
Other expenses associated with the Program	230	245	(196)	34	49
Total expense	585	615	(521)	64	94
Capital expenditures	255	270	(239)	16	31
Total estimated cash cost(1)	$840	$885	$(760)	$80	$125

(1)	Total estimated cash cost excludes the impact of proceeds expected from the sale of property and equipment and foreign currency impact.

(2)	Remaining restructuring spend primarily consists of restructuring costs associated with the Company’s Reinvent SEE strategy.
Additionally, the Company anticipates approximately $6.0 million restructuring spend related to recent acquisitions, of which $2.3 million was incurred as of December 31, 2019. The Company expects the remainder of the anticipated spend to be incurred in 2020. See Note 5, "Discontinued Operations, Divestitures and Acquisitions," to the Notes to Consolidated Financial Statements for additional information related to our acquisitions.
The following table details our restructuring activities as reflected in the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(In millions)	2019	2018	2017
Continuing operations:
Other associated costs(1)	$60.3	$13.9	$14.3
Restructuring charges	41.9	47.8	12.1
Total charges from continuing operations	102.2	61.7	26.4
Charges included in discontinued operations	—	—	2.4
Total charges	$102.2	$61.7	$28.8
Capital expenditures	$3.4	$1.0	$21.3

(1)	Other associated costs excludes non-cash cost of $1.9 million for the year ended December 31, 2018 related to share- based compensation expense.

The restructuring accrual, spending and other activity for the years ended December 31, 2019, 2018 and 2017 and the accrual balance remaining at those year-ends were as follows:

(In millions)
Restructuring accrual at December 31, 2016	$47.4
Accrual and accrual adjustments	12.1
Cash payments during 2017	(36.8)
Transfers as part of the Diversey sale	(5.5)
Effects of changes in foreign currency exchange rates	(1.1)
Restructuring accrual at December 31, 2017	$16.1
Accrual and accrual adjustments	47.8
Cash payments during 2018	(25.0)
Effects of changes in foreign currency exchange rates	(1.4)
Restructuring accrual at December 31, 2018	$37.5
Accrual and accrual adjustments	41.9
Cash payments during 2019	(47.6)
Effect of changes in foreign currency exchange rates	(0.3)
Restructuring accrual at December 31, 2019	$31.5

We expect to pay $29.5 million of the accrual balance remaining at December 31, 2019 within the next twelve months. This amount is included in accrued restructuring costs on the Consolidated Balance Sheets at December 31, 2019. The remaining accrual of $2.0 million is included in other non-current liabilities on our Consolidated Balance Sheets at December 31, 2019. Of this amount, $1.6 million is expected to be paid in 2021.
One of the components of Reinvent SEE was to enhance the operational efficiency of the Company by acting as 'One SEE'. The program was approved by our Board of Directors as a consolidated program benefiting both Food Care and Product Care, as such expected program spend by reporting segment is not available. However, of the restructuring accrual of $31.5 million as of December 31, 2019, $18.8 million was attributable to Food Care and $12.7 million was attributable to Product Care.
Note 13 Other Current and Non-Current Liabilities
The following tables detail our other current liabilities and other non-current liabilities at December 31, 2019 and 2018:

	December 31,
(In millions)	2019	2018
Other current liabilities:
Accrued salaries, wages and related costs	$191.5	$164.9
Accrued operating expenses	197.2	135.8
Accrued customer volume rebates	78.3	84.6
Accrued interest	41.6	38.2
Accrued employee benefit liability	5.5	5.4
Total	$514.1	$428.9

	December 31,
(In millions)	2019	2018
Other non-current liabilities:
Accrued employee benefit liability	$178.5	$172.0
Other postretirement liability	38.2	41.3
Uncertain tax position liability	384.0	339.9
Other various liabilities	129.5	100.1
Total	$730.2	$653.3
Note 14 Debt and Credit Facilities
Our total debt outstanding consisted of the amounts set forth on the following table:

	December 31,
(In millions)	2019	2018
Short-term borrowings (1)	$98.9	$232.8
Current portion of long-term debt(2)	16.7	4.9
Total current debt	115.6	237.7
Term Loan A due July 2022	474.6	—
Term Loan A due July 2023	218.2	222.2
6.50% Senior Notes due December 2020	—	424.0
4.875% Senior Notes due December 2022	421.9	421.1
5.25% Senior Notes due April 2023	422.0	421.2
4.50% Senior Notes due September 2023	445.6	454.9
5.125% Senior Notes due December 2024	421.9	421.3
5.50% Senior Notes due September 2025	397.4	397.1
4.00% Senior Notes due December 2027	420.4	—
6.875% Senior Notes due July 2033	445.7	445.5
Other(2)	30.9	29.2
Total long-term debt, less current portion(3)	3,698.6	3,236.5
Total debt(4)	$3,814.2	$3,474.2

(1)
Short-term borrowings of $98.9 million at December 31, 2019 were comprised of $89.0 million under our revolving credit facility and $9.9 million of short-term borrowings from various lines of credit. Short-term borrowings of $232.8 million at December 31, 2018 were comprised of $140.0 million under our revolving credit facility, $83.9 million under our European securitization program and $8.9 million of short-term borrowings from various lines of credit.

(2)
The Current portion of long-term debt includes finance lease liabilities of $10.4 million as of December 31, 2019. The Other debt balance includes $28.7 million for long-term liabilities associated with our finance leases as of December 31, 2019. See Note 4, "Leases," of the Notes to Condensed Consolidated Financial Statements for additional information on finance and operating lease liabilities.

(3)	Amounts are net of unamortized discounts and issuance costs of $24.6 million and $24.3 million as of December 31, 2019 and 2018, respectively.

(4)
As of December 31, 2019, our weighted average interest rate on our short-term borrowings outstanding was 5.0% and on our long-term debt outstanding was 4.8%. As of December 31, 2018, our weighted average interest rate on our short-term borrowings outstanding was 2.8% and on our long-term debt outstanding was 5.4%.

Debt Maturities
The following table summarizes the scheduled annual maturities for the next five years and thereafter of our long-term debt, including the current portion of long-term debt and finance leases. This schedule represents the principal portion amount outstanding of our debt, and therefore excludes debt discounts, effect of present value discounting for capital lease obligations, interest rate swaps and lender and finance fees.

Year	Amount (in millions)
2020	$18.4
2021	21.7
2022	917.2
2023	1,073.0
2024	426.8
Thereafter	1,290.5
Total	$3,747.6

Senior Notes
2019 Activity
On November 26, 2019, Sealed Air issued $425 million aggregate principal amount of 4.00% Senior Notes due December 1, 2027. The proceeds were used to repurchase and discharge the Company's $425 million 6.50% Senior Notes due 2020. The aggregate repurchase price was $452.0 million, which included the principal amount of $425 million, a premium of $15.5 million and accrued interest of $11.5 million. We recognized a pre-tax loss of $16.1 million on the extinguishment, including the premium mentioned above and $1.2 million of accelerated amortization of non-lender fees partially offset by a $0.6 million gain on the settlement of interest rate swaps. We also capitalized $3.5 million of non-lender fees incurred in connection with the 4.00% Senior Notes which are included in long-term debt, less current portion on our Consolidated Balance Sheets.
Amended and Restated Senior Secured Credit Facility
On August 1, 2019, Sealed Air Corporation, on behalf of itself and certain of its subsidiaries, and Sealed Air Corporation (US) entered into an amendment and incremental assumption agreement (the Amendment) further amending the Third Amended and Restated Credit Agreement, described below. The Amendment provides for a new incremental term facility in an aggregate principal amount of $475 million, to be used, in part, to finance the acquisition of Automated. In addition, we incurred $0.4 million of lender and third-party fees included in carrying amounts of outstanding debt. See Note 5, "Discontinued Operations, Divestitures and Acquisitions," of the Notes to Consolidated Financial Statements for additional information related to the Automated acquisition.
2018 Activity
On July 12, 2018, the Company and certain of its subsidiaries entered into a third amended and restated credit agreement and an amendment No. 1 thereto (the "Third Amended and Restated Agreement") whereby its senior secured credit facility was amended and restated with Bank of America, N.A., as agent and the other financial institutions party thereto. The changes include: (i) the refinancing of the term loan A facilities and revolving credit facilities with a new US Dollar term loan A facility in an aggregate principal amount of approximately $186.5 million, a new pounds sterling term loan A facility in an aggregate principal amount of approximately £29.4 million, and increased our revolving credit facilities from $700.0 million to $1.0 billion (including revolving facilities available in US Dollars, euros, pounds sterling, Canadian dollars, Australian dollars, Japanese yen, New Zealand dollars and Mexican pesos), (ii) increased flexibility to lower the interest rate margin for the term loan A facilities and revolving credit facilities, which will range from 125 to 200 basis points (bps) in the case of LIBOR loans, subject to the achievement of certain leverage tests, (iii) the extension of the final maturity of the term loan A facilities and revolving credit commitment to July 11, 2023, (iv) the removal of the requirement to prepay the loans with respect to excess cash flow, (v) adjustments to the financial maintenance covenant of Consolidated Net Debt to Consolidated EBITDA (in each case, as defined in the Third Amended and Restated Credit Agreement) and other covenants to provide additional flexibility to the Company, (vi) the release of certain non-U.S. asset collateral previously pledged by certain of the Company's subsidiaries and (vii) other amendments.

As a result of the Third Amended and Restated Credit Agreement, we recognized $1.9 million of loss on debt redemption in our Consolidated Statements of Operations in the year ended December 31, 2018. This amount includes $1.5 million of accelerated amortization of original issuance discount related to the term loan A and lender and non-lender fees related to the entire credit facility. Also included in the loss on debt redemption was $0.4 million of non-lender fees incurred in connection with the Third Amended and Restated Credit Agreement. In addition, we incurred $0.7 million of lender and third-party fees that are included in the carrying amounts of the outstanding debt under the credit facility. We also capitalized $4.9 million of fees that are included in other assets on our Consolidated Balance Sheets. The amortization expense related to original issuance discount and lender and non-lender fees is calculated using the effective interest rate method over the lives of the respective debt instruments.
Total amortization expense related to the senior secured credit facility was $1.8 million and $3.2 million for the years ended December 31, 2019 and 2018, respectively, and is included in interest expense in our Consolidated Statements of Operations.
2017 Activity
On July 1, 2017, we executed an amendment to the senior secured credit facility in order to permit the sale of Diversey. The amendment primarily allowed us to take steps necessary for the legal separation of the Diversey business and release the loan security effective with the sale closing. Subsequent to the execution of the amendment, we prepaid the Brazilian tranche of our Term Loan A facility due in July 2019 in the amount of $96.3 million in connection with the anticipated Diversey transaction. An additional $755.2 million of this facility was prepaid in conjunction with the Diversey closing.
Lines of Credit
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the revolving credit facility discussed above, and the amounts available under our accounts receivable securitization programs.

	December 31,
(In millions)	2019	2018
Used lines of credit (1)	$98.9	$232.8
Unused lines of credit	1,245.2	1,135.3
Total available lines of credit(2)	$1,344.1	$1,368.1

(1)	Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.

(2)	Of the total available lines of credit, $1,137.4 million were committed as of December 31, 2019.
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Third Amended and Restated Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Third Amended and Restated Credit Agreement). We were in compliance with the above financial covenants and limitations at December 31, 2019 and 2018.
Note 15 Derivatives and Hedging Activities
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
Net unrealized after-tax gains/losses related to cash flow hedging activities included in AOCL were a $2.8 million loss, a $2.9 million gain and a $5.0 million loss for the years ended December 31, 2019, 2018 and 2017, respectively. The unrealized amounts in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $1.4 million of net unrealized losses related to cash flow hedging activities included in AOCL will be reclassified into earnings within the next 12 months.
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
Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At December 31, 2019 and 2018, we had no outstanding interest rate swaps.
Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The decrease in the translated value of the debt was $2.0 million ($1.5 million net of tax) as of December 31, 2019, and is reflected in AOCL on our Consolidated Balance Sheets.
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
Other Derivative Instruments
We may use other derivative instruments from time to time to manage exposure to foreign exchange rates and to access international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency.
Fair Value of Derivative Instruments
See Note 16, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Consolidated Financial Statements for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.
The following table details the fair value of our derivative instruments included on our Consolidated Balance Sheets.

	Cash Flow Hedge		Non-Designated as Hedging Instruments		Total
	December 31,		December 31,		December 31,
(In millions)	2019	2018	2019	2018	2019	2018
Derivative Assets
Foreign currency forward contracts	$0.2	$1.8	$2.6	$1.7	$2.8	$3.5
Total Derivative Assets	$0.2	$1.8	$2.6	$1.7	$2.8	$3.5
Derivative Liabilities
Foreign currency forward contracts	$(2.0)	$(0.2)	$(2.0)	$(2.7)	$(4.0)	$(2.9)
Total Derivative Liabilities(1)	$(2.0)	$(0.2)	$(2.0)	$(2.7)	$(4.0)	$(2.9)
Net Derivatives (2)	$(1.8)	$1.6	$0.6	$(1.0)	$(1.2)	$0.6

(1)	Excludes €400.0 million of euro-denominated debt ($445.6 million equivalent at December 31, 2019 and $454.9 million equivalent at December 31, 2018), designated as a net investment hedge.

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities
	December 31,		December 31,
(In millions)	2019	2018	2019	2018
Gross position	$2.8	$3.5	$(4.0)	$(2.9)
Impact of master netting agreements	(1.1)	(1.4)	1.1	1.4
Net amounts recognized on the Consolidated Balance Sheets	$1.7	$2.1	$(2.9)	$(1.5)

The following table details the effect of our derivative instruments on our Consolidated Statements of Operations.

	Location of Gain (Loss) Recognized on	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Consolidated Statements of Operations	Year Ended December 31,
(In millions)		2019	2018	2017
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$1.6	$0.2	$(0.2)
Treasury locks	Interest expense, net	0.1	0.1	0.1
Sub-total cash flow hedges		1.7	0.3	(0.1)
Fair Value Hedges:
Interest rate swaps	Interest expense, net	0.6	0.5	0.5
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other (expense) income, net	(6.6)	(12.3)	(11.5)
Total		$(4.3)	$(11.5)	$(11.1)

Note 16 Fair Value Measurements and Other Financial Instruments
Fair Value Measurements
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels to the fair value hierarchy as follows:
Level 1 - observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets
Level 2 - inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly
Level 3 - unobservable inputs for which there is little or no market data, which may require the reporting entity to develop its own assumptions.
The fair value, measured on a recurring basis, of our financial instruments, using the fair value hierarchy under U.S. GAAP are included in the table below.

	December 31, 2019
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$41.1	$41.1	$—	$—
Other current assets(1)	14.4	14.4	—	—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward and option contracts	$(1.2)	$—	$(1.2)	$—

	December 31, 2018
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$38.6	$38.6	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts	$0.6	$—	$0.6	$—

(1)	Other current assets in the fair value table above as of December 31, 2019 primarily represents time deposits greater than 90 days to maturity at time of purchase at our insurance captive.

Cash Equivalents
Our cash equivalents consist of bank time deposits. Since these are short-term highly liquid investments with remaining maturities of 3 months or less, they present negligible risk of changes in fair value due to changes in interest rates and are Level 1.
Derivative Financial Instruments
Our foreign currency forward contracts, foreign currency options, interest rate swaps and cross-currency swaps are recorded at fair value on our Consolidated Balance Sheets using a discounted cash flow analysis that incorporates observable market inputs. These market inputs include foreign currency spot and forward rates, and various interest rate curves, and are obtained from pricing data quoted by various banks, third-party sources and foreign currency dealers involving identical or comparable instruments and are Level 2.
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
Foreign currency forward contracts and options are included in Prepaid expenses and other current assets and Other current liabilities on the Consolidated Balance Sheets as of December 31, 2019 and 2018.
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
The table below shows the carrying amounts and estimated fair values of our debt, excluding lease liabilities:

	December 31, 2019		December 31, 2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A Facility due July 2022	$474.6	$474.6	$—	$—
Term Loan A Facility due July 2023(1)	223.8	223.8	222.2	222.2
6.50% Senior Notes due December 2020	—	—	424.0	440.1
4.875% Senior Notes due December 2022	421.9	450.1	421.1	421.2
5.25% Senior Notes due April 2023	422.0	454.1	421.2	424.5
4.50% Senior Notes due September 2023(1)	445.6	509.5	454.9	489.9
5.125% Senior Notes due December 2024	421.9	458.9	421.3	419.8
5.50% Senior Notes due September 2025	397.4	441.2	397.1	394.8
4.00% Senior Notes due December 2027	420.4	431.5	—	—
6.875% Senior Notes due July 2033	445.7	528.8	445.5	453.4
Other foreign borrowings(1)	12.1	12.4	98.5	99.2
Other domestic borrowings	89.0	89.0	168.4	170.0
Total debt(2)	$3,774.4	$4,073.9	$3,474.2	$3,535.1

(1)	Includes borrowings denominated in currencies other than US Dollars.

(2)	At December 31, 2019, the carrying amount and estimated fair value of debt exclude lease liabilities.
In addition to the table above, the Company remeasures amounts related to certain equity compensation that are carried at fair value on a recurring basis in the Consolidated Financial Statements or for which a fair value measurement was required. Refer to Note 21, “Stockholders’ Deficit,” of the Notes to Consolidated Financial Statements for share-based compensation in the Notes to Consolidated Financial Statements. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets and asset retirement obligations.
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

Note 17 Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans
Profit Sharing and Retirement Savings Plans
We have a qualified non-contributory profit sharing plan covering most of our U.S. employees. Contributions to this plan, which are made at the discretion of our Board of Directors, may be made in cash, shares of our common stock, or in a combination of cash and shares of our common stock. We also maintain a qualified contributory retirement savings plan in which most of our U.S. employees are eligible to participate. The qualified contributory retirement savings plans generally provide for our contributions in cash based upon the amount contributed to the plans by the participants.
Our contributions to our profit sharing plan accrual and retirement savings plans are charged to operations and amounted to $39.3 million in 2019, $36.3 million in 2018 and $39.9 million in 2017. In 2019, 487,108 shares were contributed as part of our contribution to the profit sharing plan related to 2018; in 2018, 538,524 shares were contributed as part of our contribution to the profit sharing plan related to 2017, and in 2017, 502,519 shares were contributed as part of our contribution to the profit sharing plan related to 2016. These shares were issued out of treasury stock.
We have various international defined contribution benefit plans which cover certain employees. We have expanded use of these plans in select countries where they have been used to supplement or replace defined benefit plans.
Defined Benefit Pension Plans
We recognize the funded status of each defined pension benefit plan as the difference between the fair value of plan assets and the projected benefit obligation of the employee benefit plans in the Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive loss, net of taxes. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability on our Consolidated Balance Sheets. Subsequent changes in the funded status are reflected on the Consolidated Balance Sheets in unrecognized pension items, a component of AOCL, which are included in total stockholders’ deficit. The amount of unamortized pension items is recorded net of tax.
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
During the year ended December 31, 2017, several of our pension plans transferred in the sale of Diversey. Two international plans were split between Diversey and Sealed Air at the close of the sale. Unless noted, the tables in this disclosure show only activity related to plans retained by Sealed Air.
The following table shows the components of our net periodic benefit cost for the three years ended December 31, for our pension plans charged to operations:

	Year Ended December 31,
(In millions)	2019	2018	2017
Net periodic benefit (income) cost:
U.S. and international net periodic benefit cost included in cost of sales(1)	$1.1	$0.8	$1.4
U.S. and international net periodic benefit cost included in selling, general and administrative expenses	2.8	3.5	5.6
U.S. and international net periodic benefit (income) included in other (income) expense	(4.4)	(8.4)	(6.0)
Total benefit (income) cost	$(0.5)	$(4.1)	$1.0

(1)	The amount recorded in inventory for the years ended December 31, 2019, 2018 and 2017 was not material.
A number of our U.S. employees, including some employees who are covered by collective bargaining agreements, participate in defined benefit pension plans. Some of our international employees participate in defined benefit pension plans in their respective countries. The following table presents our funded status for 2019 and 2018 for our U.S. and international pension plans. The measurement date used to determine benefit obligations and plan assets is December 31 for all material plans.

	December 31, 2019			December 31, 2018
(In millions)	U.S.	International	Total	U.S.	International	Total
Change in benefit obligation:
Projected benefit obligation at beginning of period	$182.1	$633.5	$815.6	$204.7	$702.2	$906.9
Service cost	0.1	3.8	3.9	0.1	4.2	4.3
Interest cost	6.9	15.0	21.9	6.5	15.2	21.7
Actuarial loss (gain)	17.0	60.0	77.0	(10.6)	(21.5)	(32.1)
Settlement	—	(3.7)	(3.7)	(7.6)	(15.1)	(22.7)
Benefits paid	(12.1)	(26.4)	(38.5)	(11.2)	(22.9)	(34.1)
Employee contributions	—	0.7	0.7	—	0.7	0.7
Business acquisition	—	9.0	9.0	—	—	—
Other	0.1	(0.3)	(0.2)	0.2	5.8	6.0
Foreign exchange impact	—	12.1	12.1	—	(35.1)	(35.1)
Projected benefit obligation at end of period	$194.1	$703.7	$897.8	$182.1	$633.5	$815.6
Change in plan assets:
Fair value of plan assets at beginning of period	$119.9	$548.8	$668.7	$148.7	$627.5	$776.2
Actual return on plan assets	21.3	67.7	89.0	(10.5)	(23.5)	(34.0)
Employer contributions	8.1	12.8	20.9	0.4	15.3	15.7
Employee contributions	—	0.7	0.7	—	0.7	0.7
Benefits paid	(12.1)	(26.4)	(38.5)	(11.2)	(22.9)	(34.1)
Settlement	—	(3.7)	(3.7)	(7.6)	(15.1)	(22.7)
Business acquisition	—	10.7	10.7	—	—	—
Other	(0.1)	(0.4)	(0.5)	0.1	0.6	0.7
Foreign exchange impact	—	14.7	14.7	—	(33.8)	(33.8)
Fair value of plan assets at end of period	$137.1	$624.9	$762.0	$119.9	$548.8	$668.7
Underfunded status at end of year	$(57.0)	$(78.8)	$(135.8)	$(62.2)	$(84.7)	$(146.9)
Accumulated benefit obligation at end of year	$194.1	$690.4	$884.5	$182.1	$620.9	$803.0

Amounts included in the Consolidated Balance Sheets, including plans which were deemed immaterial and not included above, consisted of:

	December 31, 2019			December 31, 2018
(In millions)	U.S.	International	Total	U.S.	International	Total
Other non-current assets	$—	$44.2	$44.2	$—	$26.3	$26.3
Other current liabilities	—	(3.4)	(3.4)	—	(2.3)	(2.3)
Other non-current liabilities	(57.0)	(121.5)	(178.5)	(62.1)	(109.8)	(171.9)
Net amount recognized	$(57.0)	$(80.7)	$(137.7)	$(62.1)	$(85.8)	$(147.9)

The following table shows the components of our net periodic benefit cost (income) for the years ended December 31, for our pension plans charged to operations:

	December 31, 2019			December 31, 2018			December 31, 2017
(In millions)	U.S.	International	Total	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit (income) cost:
Service cost	$0.1	$3.8	$3.9	$0.1	$4.2	$4.3	$0.1	$6.9	$7.0
Interest cost	6.9	15.0	21.9	6.5	15.2	21.7	6.8	16.1	22.9
Expected return on plan assets	(7.3)	(24.7)	(32.0)	(8.7)	(29.2)	(37.9)	(9.8)	(30.6)	(40.4)
Other adjustments	—	—	—	0.1	—	0.1	—	—	—
Amortization of net prior service cost	—	0.2	0.2	—	—	—	—	(0.1)	(0.1)
Amortization of net actuarial loss	1.4	3.7	5.1	0.9	2.4	3.3	0.8	5.7	6.5
Net periodic benefit (income) cost	1.1	(2.0)	(0.9)	(1.1)	(7.4)	(8.5)	(2.1)	(2.0)	(4.1)
Cost of settlement	—	0.4	0.4	1.6	2.8	4.4	2.1	3.0	5.1
Total benefit (income) cost	$1.1	$(1.6)	$(0.5)	$0.5	$(4.6)	$(4.1)	$—	$1.0	$1.0

As part of our acquisition of Automated, the Company acquired a frozen defined benefit pension plan in the United Kingdom. As of the date of acquisition, the plan was in a net asset position and recorded to other non-current assets on our Consolidated Balance Sheets. The plan does not have a material impact on the Company's overall defined benefit pension plans, including the weighted average of the key assumptions.
The amounts in AOCL that have not yet been recognized as components of net periodic benefit cost at December 31, 2019 and 2018 are:

	December 31, 2019			December 31, 2018
(In millions)	U.S.	International	Total	U.S.	International	Total
Unrecognized net prior service costs	$0.2	$4.5	$4.7	$0.1	$4.7	$4.8
Unrecognized net actuarial loss	48.9	143.6	192.5	47.3	130.8	178.1
Total	$49.1	$148.1	$197.2	$47.4	$135.5	$182.9

Changes in plan assets and benefit obligations recognized in AOCL at December 31, 2019 and 2018 were as follows:

	December 31, 2019			December 31, 2018
(In millions)	U.S.	International	Total	U.S.	International	Total
Current year actuarial loss	$3.0	$16.9	$19.9	$8.6	$31.2	$39.8
Prior year service cost occurring during the year(1)	0.1	—	0.1	—	4.2	4.2
Amortization of actuarial loss	(1.4)	(3.7)	(5.1)	(0.9)	(2.4)	(3.3)
Amortization of prior service cost	—	(0.2)	(0.2)	—	—	—
Other adjustments	—	—	—	(0.1)	(0.1)	(0.2)
Settlement	—	(0.4)	(0.4)	(1.6)	(2.7)	(4.3)
Total	$1.7	$12.6	$14.3	$6.0	$30.2	$36.2

(1)
On October 26, 2018, the UK High Court ruled that formulas used to determine guaranteed minimum pension (GMP) benefits violated gender-pay equality laws due to differences in the way benefits were calculated for men and women. This will result in the Company amending plan benefit formulas for our UK defined benefit plans to account for the higher pension payments. While the specifics of the calculation are not yet known, the Company has recorded our current best estimate of the GMP equalization as a prior service cost deferred in AOCL. The court ruling did not have a material impact on our Consolidated Statement of Operations for the year ended December 31, 2019.

The amounts in AOCL that are expected to be recognized as components of net periodic benefit cost during the year ending December 31, 2020 are as follows:

	Year Ended 2020
(In millions)	U.S.	International	Total
Unrecognized prior service costs	$—	$0.2	$0.2
Unrecognized net actuarial loss	1.5	4.8	6.3
Total	$1.5	$5.0	$6.5

Information for plans with accumulated benefit obligations in excess of plan assets as of December 31, 2019 and 2018 are as follows:

	December 31, 2019			December 31, 2018
(In millions)	U.S.	International	Total	U.S.	International	Total
Accumulated benefit obligation	$194.1	$454.7	$648.8	$182.1	$418.0	$600.1
Fair value of plan assets	137.1	344.6	481.7	119.9	315.4	435.3

Actuarial Assumptions
Weighted average assumptions used to determine benefit obligations at December 31, 2019 and 2018 were as follows:

	December 31, 2019		December 31, 2018
(In millions)	U.S.	International	U.S.	International
Benefit obligations
Discount rate	3.3%	1.9%	4.3%	2.6%
Rate of compensation increase	N/A	2.3%	N/A	2.3%

 Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were as follows:

	December 31, 2019		December 31, 2018		December 31, 2017
(In millions)	U.S.	International	U.S.	International	U.S.	International
Net periodic benefit cost
Discount rate	4.3%	2.6%	3.6%	2.5%	4.0%	2.4%
Expected long-term rate of return	6.2%	4.7%	6.2%	4.9%	6.7%	5.0%
Rate of compensation increase	N/A	2.3%	N/A	2.3%	N/A	2.4%

Estimated Future Benefit Payments
We expect the following estimated future benefit payments, which reflect expected future service as appropriate, to be paid in the years indicated:

	Amount (in millions)
Year	U.S.	International	Total
2020	$11.9	$27.3	$39.2
2021	11.8	26.5	38.3
2022	11.8	27.4	39.2
2023	11.8	27.7	39.5
2024	11.9	29.9	41.8
2025 to 2029 (combined)	56.7	158.5	215.2
Total	$115.9	$297.3	$413.2

 Plan Assets
We review the expected long-term rate of return on plan assets annually, taking into consideration our asset allocation, historical returns, and the current economic environment. The expected return on plan assets is calculated based on the fair value of plan assets at year end. To determine the expected return on plan assets, expected cash flows have been taken into account.
Our long-term objectives for plan investments are to ensure that (a) there is an adequate level of assets to support benefit obligations to participants over the life of the plans, (b) there is sufficient liquidity in plan assets to cover current benefit obligations, and (c) there is a high level of investment return consistent with a prudent level of investment risk. The investment strategy is focused on a long-term total return in excess of a pure fixed income strategy with short-term volatility less than that of a pure equity strategy. To accomplish these objectives, in many instances the plan assets are invested on a glide-path which reduce the exposure to return-seeking assets as the plan's funded status increases. Overall, we invest assets primarily in a diversified mix of equity and fixed income investments. For our U.S. plan, the target asset allocation includes 65%-75% in return seeking assets, which are primarily comprised of global equities. The remainder of the assets in the U.S. plan are comprised of liability hedging assets which are primarily fixed income investments.
In some of our international pension plans, we have purchased bulk annuity contracts (buy-ins). These annuity contracts provide cash flows that match the future benefit payments for a specific group of pensioners. These contacts are issued by third party insurance companies with no affiliation to Sealed Air. Insurance companies from which we purchase the annuity contracts are assessed as credit worthy. As of December 31, 2019, buy-ins represented $119.5 million of total plan assets.
We currently expect our contributions to the pension plans to be approximately $20.0 million in 2020. Additionally, we expect benefits paid directly by the Company related to our defined benefit pension plans to be $3.6 million in 2020.
The fair values of our U.S. and international pension plan assets, by asset category and by the level of fair values are as follows:

	December 31, 2019					December 31, 2018
	Total					Total
(In millions)	Fair Value	Level 1	Level 2	Level 3	NAV(5)	Fair Value	Level 1	Level 2	Level 3	NAV(5)
Cash and cash equivalents(1)	$43.4	$1.9	$41.5	$—	$—	$36.5	$3.5	$33.0	$—	$—
Fixed income funds(2)	323.8	—	210.2	—	113.6	283.4	—	150.6	—	132.8
Equity funds(3)	146.9	—	61.5	—	85.4	147.1	—	81.1	—	66.0
Other(4)	247.9	—	9.9	180.2	57.8	201.7	—	10.9	150.1	40.7
Total(6)	$762.0	$1.9	$323.1	$180.2	$256.8	$668.7	$3.5	$275.6	$150.1	$239.5

115

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

(3)
Equity funds that invest in a diversified portfolio of publicly traded domestic and international common stock, with an emphasis in European equities. There are no restrictions on these investments, and they are valued at the net asset value of units held at year end.

(4)
The majority of these assets are guaranteed insurance contracts, which consist of Company and employee contributions and accumulated interest income at guaranteed stated interest rates and provides for benefit payments and plan expenses. Also includes real estate and other alternative investments.

(5)	These assets are measured at Net Asset Value (NAV) as a practical expedient under ASC 820.

(6)
Balances as of December 31, 2018 have been revised from our 2018 Form 10-K filing to reflect changes in leveling classification of specific funds. These reclassifications did not impact the fair value of any of our pension plan assets.

The following table shows the activity of our U.S. and international plan assets, which are measured at fair value using Level 3 inputs.

	December 31,
(In millions)	2019	2018
Balance at beginning of period(1)	$150.1	$71.5
Gains (losses) on assets still held at end of year	16.8	(16.0)
Purchases, sales, issuance, and settlements(2)	8.3	103.7
Transfers in and/or out of Level 3	—	1.0
Foreign exchange gain (loss)	5.0	(10.1)
Balance at end of period(1)	$180.2	$150.1

(1)
Balances as of December 31, 2018 have been revised from our 2018 Form 10-K filing to reflect changes in leveling classification of specific funds. These reclassifications did not impact the fair value of any of our pension plan assets.

(2)	Purchases of Level 3 assets in 2018 primarily represent the purchase of bulk annuity contracts (buy-ins) in some of our international plans.
Note 18 Other Post-Employment Benefits and Other Employee Benefit Plans
In addition to providing pension benefits, we maintain two Other Post-Employment Benefit Plans which provide a portion of healthcare, dental, vision and life insurance benefits for certain retired legacy employees. These plans are in the U.S. and Canada. Covered employees who retired on or after attaining age 55 and who had rendered at least 10 years of service were entitled to post-retirement healthcare, dental and life insurance benefits. These benefits are subject to deductibles, co-payment provisions and other limitations. The information below relates to these two plans.
Contributions made by us, net of Medicare Part D subsidies received in the U.S., are reported below as benefits paid. We may change the benefits at any time. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans, follows:

	December 31,
(In millions)	2019	2018
Change in benefit obligations:
Benefit obligation at beginning of period	$46.4	$51.3
Service cost	—	0.1
Interest cost	1.6	1.4
Actuarial (gain) loss	(1.2)	(1.7)
Benefits paid, net	(3.3)	(4.5)
Plan amendments	—	(0.2)
Benefit obligation at end of period	$43.5	$46.4
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	3.3	4.5
Benefits paid, net	(3.3)	(4.5)
Fair value of plan assets at end of period	$—	$—
Net amount recognized:
Underfunded status	$(43.5)	$(46.4)
Accumulated benefit obligation at end of year	$43.5	$46.4
Net amount recognized in consolidated balance sheets consists of:
Current liability	$(5.3)	$(5.3)
Non-current liability	(38.2)	(41.1)
Net amount recognized	$(43.5)	$(46.4)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial (gain) loss	$(0.6)	$0.4
Prior service credit	(2.6)	(3.0)
Total	$(3.2)	$(2.6)

The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 3.1% at December 31, 2019 and 4.1% at December 31, 2018. The components of net periodic benefit cost were as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$—	$0.1	$0.1
Interest cost	1.6	1.4	1.6
Amortization of net gain	(0.2)	(0.2)	(0.2)
Amortization of prior service credit	(0.3)	(0.3)	(1.2)
Net periodic benefit cost	$1.1	$1.0	$0.3
Income of settlement/curtailment	—	—	(13.5)
Total benefit (income) cost for fiscal year	$1.1	$1.0	$(13.2)

Changes in benefit obligations that were recognized in AOCL at December 31, 2019 and December 31, 2018 were as follows:

	December 31, 2019			December 31, 2018
(In millions)	U.S.	International	Total	U.S.	International	Total
Current year actuarial gain	$(1.0)	$(0.2)	$(1.2)	$(1.7)	$—	$(1.7)
Prior year service credit occurring during the year	—	—	—	(0.2)	—	(0.2)
Amortization of actuarial gain	—	0.2	0.2	—	0.2	0.2
Amortization of prior service credit	0.3	—	0.3	0.3	—	0.3
Total	$(0.7)	$—	$(0.7)	$(1.6)	$0.2	$(1.4)

The amounts in AOCL at December 31, 2019 that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

(In millions)	December 31, 2019
Unrecognized net prior service credits	$(0.3)
Unrecognized net actuarial gain	(0.2)
Total	$(0.5)

Healthcare Cost Trend Rates
For the year ended December 31, 2019, healthcare cost trend rates were assumed to be 6.2% for the U.S. plan in 2019 and decreasing to 5.0% by 2025, and 5.0% for the Canada plan in 2019, and unchanged in future years. The assumed healthcare cost trend rate has an effect on the amounts reported for the healthcare plans. A one percentage point change on assumed healthcare cost trend rates would have the following effect for the year ended December 31, 2019:

(In millions)	1% Increase	1% Decrease
Effect on total of service and interest cost components	$—	$—
Effect on post-retirement benefit obligation	0.1	(0.2)

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.
Expected post-retirement benefits (net of Medicare Part D subsidies) for each of the next five years and succeeding five years are as follows:

Year	Amount (in millions)
2020	$5.1
2021	4.8
2022	4.4
2023	4.0
2024	3.6
2025 to 2029 (combined)	12.9
Total	$34.8

Note 19 Income Taxes
In 2019, 2018 and 2017, we recorded tax provisions of $76.6 million, $307.5 million and $330.5 million, respectively. Cash tax payments, net of refunds were $94.7 million, $155.0 million and $161.7 million for 2019, 2018 and 2017, respectively.
Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”). The legislation significantly changed U.S. tax law by, among other things, lowering the corporate income tax rate, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. (“Transition Tax”). The TCJA permanently reduced the U.S. corporate income tax rate from a maximum of 35% to 21%, effective January 1, 2018.
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
Provisional Tax Impacts
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 provided that where reasonable estimates can be made, the provisional accounting should be based on such estimates and when no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA.
We applied the guidance in SAB 118 when accounting for the enactment-date effects of TCJA. Accordingly, we remeasured U.S. deferred tax assets and liabilities in 2017 based on the income tax rates at which the deferred tax assets and liabilities were expected to reverse in the future and recorded a provisional amount of $41.1 million of tax expense for the year ended December 31, 2017. Upon further analysis and refinement of our calculations, during the year ended December 31, 2018, we recorded an incremental expense of $1.6 million related to the remeasurement of the U.S. deferred tax assets.
At December 31, 2017, we were not able to reasonably estimate the impact of Transition Tax and therefore our estimate of Transition Tax expense was recorded in the first quarter of 2018. Accordingly, we recognized a provisional tax expense of $290 million related to the tax on the deemed repatriated earnings in our consolidated financial statements for the quarter ended March 31, 2018. The one-time Transition Tax is based on our total post-1986 earnings and profits ("E&P"), which had been deferred from U.S. taxes under prior law. A final adjustment was made to the provisional amounts allowed under SAB 118 in the fourth quarter of 2018 based on additional guidance from the IRS and state taxing authorities, and the filing of the 2017 tax returns. After the adjustment, total Transition Tax recorded in 2018 was $222 million. The impact of the Transition Tax comprised 48.5% of the 2018 effective tax rate. As of December 31, 2018, we completed our accounting for the tax effects of enactment of the TCJA.
In the fourth quarter of 2019, as part of our Reinvent SEE strategy and in order to align our structure with our evolving global operations, we transferred certain intangible assets between wholly-owned subsidiaries. The transfer resulted in the establishment of a deferred tax asset and the corresponding recognition of deferred tax benefit of $49 million.
The components of earnings before income tax provision were as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017
Domestic	$126.7	$255.1	$192.1
Foreign	243.6	202.7	201.2
Total	$370.3	$457.8	$393.3

The components of our income tax provision (benefit) were as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017
Current tax expense:
Federal	$62.3	$228.2	$79.6
State and local	4.6	9.8	14.3
Foreign	64.1	59.8	106.0
Total current expense	$131.0	$297.8	$199.9
Deferred tax (benefit) expense:
Federal	$(19.0)	$56.8	$130.1
State and local	4.0	(21.2)	5.3
Foreign	(39.4)	(25.9)	(4.8)
Total deferred tax (benefit) expense	(54.4)	9.7	130.6
Total income tax provision	$76.6	$307.5	$330.5

Deferred tax assets (liabilities) consist of the following:

	December 31,
(In millions)	2019	2018
Accruals not yet deductible for tax purposes	$17.4	$17.5
Net operating loss carryforwards	245.9	265.5
Foreign, federal and state credits	8.4	10.4
Employee benefit items	79.5	77.0
Capitalized expenses	32.2	8.9
Intangibles	21.8	—
Derivatives and other	47.7	38.0
Sub-total deferred tax assets	452.9	417.3
Valuation allowance	(197.6)	(218.4)
Total deferred tax assets	$255.3	$198.9

Depreciation and amortization	$(37.0)	$(26.8)
Unremitted foreign earnings	(10.0)	—
Intangible assets	—	(21.7)
Other	(0.4)	(0.4)
Total deferred tax liabilities	(47.4)	(48.9)
Net deferred tax assets	$207.9	$150.0

A valuation allowance has been provided based on the uncertainty of utilizing the tax benefits, mainly related to the following deferred tax assets:

•	$183.4 million of foreign items, primarily net operating losses; and

•	$7.7 million of state tax credits.
For the year ended December 31, 2019, the valuation allowance decreased by $20.8 million. This is primarily driven by our Reinvent SEE initiatives and decreases in foreign tax rates.
As of December 31, 2019, we have foreign net operating loss carryforwards of $899.4 million expiring in years beginning in 2020 with the majority of losses having an unlimited carryover. The state net operating loss carryforwards totaling $569.3 million expire in various amounts over 1 to 19 years.

As of December 31, 2019, we have $0.6 million of foreign and federal tax credit carryforwards and we have $9.8 million of state credit carryovers expiring in 2020 – 2028. Most of the state credit carryovers have a valuation allowance.
Although a deferred tax liability of $10.0 million was recorded in 2019 for planned repatriation of foreign earnings, the Company has indefinitely reinvested the large majority of its foreign earnings, which are the principal component of U.S and foreign outside basis differences. The total amount of unremitted foreign earnings is $4.7 billion upon which the U.S. federal income tax effect has largely been recorded as a result of Transition Tax. Remitting these foreign earnings would result in additional foreign and U.S. income tax consequences, the net tax costs of which are not practicable to determine.
A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (21% in 2019-2018 and 35% in 2017) to income before provision for income taxes, is as follows (dollars in millions):

	Year Ended December 31,
	2019		2018		2017
Computed expected tax	$77.8	21.0%	$96.1	21.0%	$137.7	35.0%
State income taxes, net of federal tax benefit	6.7	1.8%	8.4	1.8%	7.6	1.9%
Foreign earnings taxed at different rates	10.5	2.8%	8.3	1.8%	(22.3)	(5.7)%
U.S. tax on foreign earnings	29.0	7.8%	13.5	2.9%	72.3	18.4%
Tax credits	(50.1)	(13.5)%	(20.7)	(4.5)%	(16.8)	(4.3)%
Unremitted foreign earnings	10.0	2.7%	—	—%	—	—%
Reorganization and divestitures	(47.2)	(12.7)%	—	—%	75.9	19.3%
Withholding tax	4.8	1.3%	21.7	4.7%	7.4	1.9%
Net change in valuation allowance	(7.6)	(2.1)%	(39.8)	(8.7)%	(2.0)	(0.5)%
Net change in unrecognized tax benefits	36.0	9.7%	95.0	20.8%	33.4	8.5%
Tax Cuts and Jobs Act	—	—%	117.6	25.7%	41.1	10.5%
Deferred tax adjustments	—	—%	—	—%	14.1	3.6%
Other	6.7	1.9%	7.4	1.7%	(17.9)	(4.6)%
Income tax expense and rate	$76.6	20.7%	$307.5	67.2%	$330.5	84.0%

The primary adjustments to the statutory rate in 2019 were the following items:

•	increase for unrecognized tax benefits;

•	increase for minimum tax on certain non-U.S. earnings;

•	increase for tax on unremitted foreign earnings;

•	decrease related to Reinvent SEE and other restructuring initiatives;

•	decrease as a result of larger U.S. tax credits including benefits associated with prior year research & development credits; and

•	decrease for release of valuation allowance attributable to Reinvent SEE initiatives.
Unrecognized Tax Benefits
We are providing the following disclosures related to our unrecognized tax benefits and the effect on our effective income tax rate if recognized:

	Year Ended December 31,
(in millions)	2019	2018	2017
Beginning balance of unrecognized tax benefits	$356.4	$214.3	$162.6
Additions for tax positions of current year	3.4	106.0	7.3
Additions for tax positions of prior years	47.9	59.5	49.3
Reductions for tax positions of prior years	(16.0)	(7.0)	(4.3)
Reductions for lapses of statutes of limitation and settlements	(1.4)	(16.4)	(0.6)
Ending balance of unrecognized tax benefits	$390.3	$356.4	$214.3

In 2019, our unrecognized tax benefit increased by $33.9 million, primarily related to increases in North America. In 2018, we increased our unrecognized tax benefit by $142.1 million, also primarily related to North America.
If the unrecognized tax benefits at December 31, 2019 were recognized, our income tax provision would decrease by $343.5 million, resulting in a substantially lower effective tax rate. Based on the potential outcome of the Company’s global tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is possible that the unrecognized tax benefits could change significantly within the next 12 months. Absent resolution of significant tax controversy, the associated impact on the reserve balance is estimated to be a decrease in the range of $4.6 to $6.6 million during 2020.
We recognize interest and penalties associated with unrecognized tax benefits in our income tax provision in the Consolidated Statements of Operations. Interest and penalties recorded were $13.1 million, negligible and $4.0 million, respectively in 2019, 2018 and 2017. We had gross liabilities, for interest and penalties, of $56.2 million at December 31, 2019, $18.2 million at December 31, 2018 and $14.8 million at December 31, 2017. The increase in the gross liability related to interest and penalties from 2018 to 2019 was primarily due to a reclass within other non-current liabilities from unrecognized tax benefits to interest and penalties which had no impact on the overall Consolidated Balance Sheets or Consolidated Statement of Operations.
The majority of the unrecognized tax benefit amount of $390.3 million relates to North America.
Income Tax Returns
The Internal Revenue Service (the “IRS”) has concluded its examination of Sealed Air U.S. federal income tax returns for all years through 2008, except 2007 which remains open to the extent of a capital loss carryback. The IRS is currently auditing the years 2011-2014 and has proposed to disallow, as deductible expense, the entirety of the $1.49 billion payment made pursuant to the Settlement agreement (as defined in Note 20, Commitments and Contingencies). We believe that we have meritorious defenses to the proposed disallowance and are protesting it with the IRS. An unfavorable resolution of this matter could have a material adverse effect on our consolidated financial condition and results of operations, including cash flows.
State income tax returns are generally subject to examination for a period of 3 to 5 years after their filing date. We have various state income tax returns in the process of examination and are generally open to examination for periods after 2012.
Our foreign income tax returns are under examination in various jurisdictions in which we conduct business. Income tax returns in foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years after their filing date. We have various foreign returns in the process of examination but have largely concluded all other income tax matters for the years prior to 2010.
Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any of the issues addressed in the Company’s tax audits are resolved in a manner that is inconsistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs and could be required to make significant payments as a result.

Note 20 Commitments and Contingencies
Diversey Sale Clawback Agreement and Receivables
As part of our 2017 sale of Diversey to Diamond (BC) B.V. (the “Buyer”), Sealed Air and the Buyer entered into that certain Letter Agreement (the “Clawback Agreement”), under which Sealed Air could be required to return a portion of the proceeds we received in the sale, if, and to the extent, Diversey failed to achieve a specified minimum gross margin arising from sales of certain products during the one year period following a successful renewal of certain commercial contracts. In the third quarter of 2019, the Buyer submitted a claim to us under the Clawback Agreement seeking such a refund in the amount of $49.2 million. In the fourth quarter, we delivered a dispute notice to the Buyer in respect to its claim. We are in discussions with the Buyer, in accordance with the provisions of the Clawback Agreement, in a good faith attempt to resolve this dispute.
Additionally, Sealed Air has a net receivable balance of $11.6 million included within Other Receivables on our Consolidated Balance Sheets as of December 31, 2019, representing amounts owed to Sealed Air from Diversey and/or the Buyer relating to the sale of Diversey or transition services we provided to Diversey after the closing under that certain Transition Service Agreement ("TSA"). This receivable balance includes: income tax receivables related to taxable periods prior to the sale of Diversey; cash held by Diversey in certain non-U.S. jurisdictions as of the sale closing date, which amounts the Buyer must cooperate to deliver to Sealed Air when and as permitted, subject to certain limitations; and receivables due from Diversey for services performed under the TSA.
Novipax Complaint
On March 31, 2017, a complaint was filed in the Superior Court of the State of Delaware against Sealed Air Corporation, Cryovac Inc., Sealed Air Corporation (US) and Sealed Air (Canada) Co./Cie. (individually and collectively the “Company”) styled Novipax Holdings LLC ("Novipax") v. Sealed Air Corporation, Cryovac Inc., Sealed Air Corporation (US) and Sealed Air (Canada) Co. / Cie. (the “Complaint”). To cover the estimated costs of settlement, including a one-time cash payment as well as accrual of expenses relating to a proposed supply agreement under which the Company would continue to purchase materials from Novipax for a specified period for use in the manufacturing of the Company’s products, the Company recorded a charge of $59.0 million during the second quarter of 2019, which is included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Operations for the year ended December 31, 2019. On July 10, 2019 the settlement agreement was finalized and executed, and the parties agreed to the release and dismissal of the litigation claims.
Settlement Agreement Tax Deduction
On March 31, 1998, we completed a multi-step transaction (the “Cryovac transaction”) involving W.R. Grace & Co. (“Grace”) which brought the Cryovac packaging business and the former Sealed Air’s business under the common ownership of the Company. As part of that transaction, Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac transaction (including asbestos-related liabilities), other than liabilities relating to Cryovac’s operations, and agreed to indemnify the Company with respect to such retained liabilities. Beginning in 2000, we were served with a number of lawsuits alleging that the Cryovac transaction was a fraudulent transfer or gave rise to successor liability or both, and as a result we were responsible for alleged asbestos liabilities of Grace and its subsidiaries. On April 2, 2001, Grace and a number of its subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In connection with Grace’s Chapter 11 case, the Bankruptcy Court issued orders staying all asbestos actions against the Company (the “Preliminary Injunction”) but granted the official committees appointed to represent asbestos claimants in Grace’s Chapter 11 case (the “Committees”) permission to pursue fraudulent transfer, successor liability, and other claims against the Company and its subsidiary Cryovac, Inc. based upon the Cryovac transaction. In November 2002, we reached an agreement in principle with the Committees to resolve all current and future asbestos-related claims made against us and our affiliates, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies, in each case, in connection with the Cryovac transaction (as memorialized by the parties and approved by the Bankruptcy Court, the “Settlement agreement”). A definitive Settlement agreement was entered into as of November 10, 2003 consistent with the terms of the agreement in principle. On June 27, 2005, the Bankruptcy Court approved the Settlement agreement and the Settlement agreement was subsequently incorporated into the plan of reorganization for Grace filed in September 2008 (as filed and amended from time to time, the "Plan"). Subsequently, the Bankruptcy Court (in January and February 2011) and the United States District Court for the District of Delaware (in January and June 2012) entered orders confirming the Plan in its entirety.
On February 3, 2014 (the “Effective Date”), the Plan implementing the Settlement agreement became effective with W. R. Grace & Co., or Grace, emerging from bankruptcy and the injunctions and releases provided by the Plan becoming effective. On the Effective Date, the Company’s subsidiary, Cryovac, Inc. (which was converted to Cryovac, LLC on December 31,

2018), made the payments contemplated by the Settlement agreement, consisting of aggregate cash payments in the amount of $929.7 million to the WRG Asbestos PI Trust (the “PI Trust”) and the WRG Asbestos PD Trust (the “PD Trust”) and the transfer of 18 million shares of Sealed Air common stock (the “Settlement Shares”) to the PI Trust, in each case, reflecting adjustments made in accordance with the Settlement agreement. On June 13, 2014, we repurchased for $130 million from the PI Trust 3,932,244 Settlement Shares (a price of $33.06 per share).
We are currently under examination by the IRS with respect to the deduction of the approximately $1.49 billion for the 2014 taxable year for the payments made pursuant to the Settlement agreement and the reduction of our U.S. federal tax liability by approximately $525 million. The IRS has proposed to disallow, as deductible expense, the entirety of the $1.49 billion settlement payments. Although we believe that we have meritorious defenses to the proposed disallowance and are protesting it with the IRS, this matter could take several years to resolve and there can be no assurance that it will be resolved in the Company's favor. An unfavorable resolution of this matter could have a material adverse effect on our consolidated financial condition and results of operations, including cash flows.
Environmental Matters
We are subject to loss contingencies resulting from environmental laws and regulations, and we accrue for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals are not reduced by potential insurance recoveries, if any. We do not believe that it is reasonably possible that our liability in excess of the amounts that we have accrued for environmental matters will be material to our Consolidated Balance Sheets or Statements of Operations. Environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated.
We evaluate these liabilities periodically based on available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, we adjust the recorded accruals, as necessary. We believe that these exposures are not material to our Consolidated Balance Sheets or Statements of Operations. We believe that we have adequately reserved for all probable and estimable environmental exposures.
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
As of December 31, 2019, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.
Other Matters
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.

Other Principal Contractual Obligations
At December 31, 2019, we had other principal contractual obligations, which included agreements to purchase an estimated amount of goods, including raw materials, or services in the normal course of business, aggregating to approximately $86.2 million. The estimated future cash outlays are as follows:

Year	Amount (in millions)
2020	$35.6
2021	21.2
2022	10.2
2023	10.0
2024	9.2
Total	$86.2

Asset Retirement Obligations
The Company has recorded asset retirement obligations primarily associated with asbestos abatement, lease restitution and the removal of underground tanks. The Company's asset retirement obligation liabilities were $10.7 million and $10.5 million at December 31, 2019 and 2018, respectively. The Company also recorded assets within property and equipment, net which included $3.6 million and $3.6 million related to buildings and $6.4 million and $6.9 million related to leasehold improvements as of December 31, 2019 and 2018, respectively. For the years ended December 31, 2019, 2018 and 2017 accretion expense was $0.3 million.
Note 21 Stockholders’ Deficit
Repurchase of Common Stock
On May 2, 2018, the Board of Directors increased the total authorization to repurchase the Company's issued and outstanding stock to $1.0 billion. This current program has no expiration date and replaced the previous authorizations. Share purchases made prior to May 2, 2018 were under previous Board of Directors share repurchase authorizations, specifically the $1.5 billion authorization made in July 2015 plus the increase to that existing share repurchase program by up to an additional $1.5 billion made in March 2017.
During the year ended December 31, 2019, we repurchased 1,560,633 shares for a total of approximately $67.2 million with an average share price of $43.09. These repurchases were made under open market transactions, including through plans complying with Rule 10b5-1 under the of the Securities Exchange Act of 1934, or the Exchange Act, as amended, and pursuant to the share repurchase program authorized by our Board of Directors.
During the year ended December 31, 2018, we repurchased 14,898,454 shares, for approximately $651.4 million with an average share price of $43.72. These repurchases were made under privately negotiated, accelerated share repurchase programs or open market transactions pursuant to the share repurchase program previously approved by our Board of Directors.
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
Dividends
The following table shows our total cash dividends paid in the years ended December 31:

(In millions, except per share amounts)	Total Cash Dividends Paid	Total Cash Dividends Paid Per Common Share
2017	$119.7	$0.64
2018	102.9	0.64
2019	99.1	0.64
Total	$321.7

On February 13, 2020, our Board of Directors declared a quarterly cash dividend of $0.16 per common share payable on March 20, 2020 to stockholders of record at the close of business on March 6, 2020. The estimated amount of this dividend payment is $24.8 million based on 154.7 million shares of our common stock issued and outstanding as of February 21, 2020.
The dividend payments discussed above are recorded as reductions to cash and cash equivalents and retained earnings on our Consolidated Balance Sheets. Our credit facility and our senior notes contain covenants that restrict our ability to declare or pay dividends and repurchase stock. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial condition and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.
Common Stock
The following is a summary of changes during the years ended December 31, in shares of our common stock and common stock in treasury:

	2019	2018	2017
Changes in common stock:
Number of shares, beginning of year	231,619,037	230,080,944	227,638,738
Restricted stock shares issued for new awards(1)	1,478	569,960	480,283
Restricted stock shares, forfeited(1)	(110,984)	(86,518)	(184,235)
Shares issued for vested restricted stock units	164,347	151,280	607,231
Shares issued as part of acquisition(2)	—	20,000	—
Shares issued for 2014 Special Performance Stock Units (PSU) Awards	—	658,783	749,653
Shares issued for 2015 Three-Year PSU Awards	—	129,139	—
Shares issued for 2014 Three-Year PSU Awards	—	—	636,723
Shares issued for Stock Leverage Opportunity Awards (SLO)	6,321	109,841	136,783
Shares granted and issued under the Omnibus Incentive Plan and Directors Stock Plan to Directors	123,824	10,841	15,768
Canceled shares for tax netting(3)	(181,488)	—	—
Other activity(4)	—	(25,233)	—
Number of shares issued, end of year(1)	231,622,535	231,619,037	230,080,944
Changes in common stock in treasury:
Number of shares held, beginning of year	75,964,667	61,485,423	34,156,355
Repurchase of common stock(5)	1,632,163	14,826,924	27,320,816
Profit sharing contribution paid in stock	(487,108)	(538,524)	(502,519)
Shares withheld for taxes(3)	—	190,844	510,771
Number of shares held, end of year(5)	77,109,722	75,964,667	61,485,423
Number of common stock outstanding, end of year	154,512,813	155,654,370	168,595,521

(1)
Restricted stock shares issued for new awards under the Omnibus Incentive Plan and restricted stock shares, forfeited as shown above for the year ended December 31, 2019 includes 1,478 restricted stock shares issued and (5,024)

restricted stock shares forfeited related to 2018 that were not yet reflected by our Recordkeeper as of December 31, 2018. The table above and our Consolidated Balance Sheets reflect the number of shares issued per our Recordkeeper.

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

(3)
Effective January 1, 2019, new share issuances for vested awards are netted by the number of shares required to cover the recipients' portion of income tax. The portion withheld for taxes are canceled. Prior to January 1, 2019, the shares required to cover the recipients' portion of income tax were issued and recorded to treasury stock. Shares netted for taxes in 2019 primarily relates to vesting activity for restricted stock shares issued in prior years.

(4)	Other activity in 2018 primarily relates to prior period adjustment related to years not contained within the table.

(5)
Repurchase of common stock for the year ended December 31, 2019 as shown above includes 71,530 shares of common stock that had been repurchased by the Company in 2018 but not yet reflected by the Recordkeeper as of December 31, 2018. The table above and our Consolidated Balance Sheets reflect the number of shares held in treasury per our Recordkeeper.

Share-Based Compensation
In 2014, the Board of Directors adopted, and our stockholders approved, the 2014 Omnibus Incentive Plan (“Omnibus Incentive Plan”). Under the Omnibus Incentive Plan, the maximum number of shares of Common Stock authorized was 4,250,000, plus total shares available to be issued as of May 22, 2014 under the 2002 Directors Stock Plan and the 2005 Contingent Stock Plan (collectively, the “Predecessor Plans”). The Omnibus Incentive Plan replaced the Predecessor Plans and no further awards were granted under the Predecessor Plans. The Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share units known as PSU awards, other stock awards and cash awards to officers, non-employee directors, key employees, consultants and advisors.
In 2018, the Board of Directors adopted, and stockholders approved an amendment and restatement to the Omnibus Incentive Plan. The amended plan adds 2,199,114 shares of common stock to the share pool previously available under the Omnibus Incentive Plan.
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
A summary of the changes in common shares available for awards under the Omnibus Incentive Plan and Predecessor Plans follows:

127

	2019	2018	2017
Number of shares available, beginning of year	4,489,347	3,668,954	5,385,870
Newly Registered Shares under Omnibus Incentive Plan	—	2,199,114	—
Restricted stock shares issued for new awards(1)	—	(571,438)	(480,283)
Restricted stock shares forfeited(1)	105,960	91,542	184,235
Restricted stock units awarded	(819,808)	(219,923)	(351,946)
Restricted stock units forfeited	96,534	64,122	288,801
Shares issued for 2014 Special PSU Awards	—	(658,783)	(749,653)
Shares issued for 2015 Three-Year PSU Awards	—	(129,139)	—
Shares issued for 2014 Three-Year PSU Awards	—	—	(636,723)
Restricted stock units awarded for SLO Awards	(46,195)	(23,478)	(44,254)
SLO units forfeited	1,580	817	3,639
Director shares granted and issued	(22,015)	(10,560)	(15,491)
Director units granted and deferred(2)	(6,262)	(16,505)	(17,008)
Shares withheld for taxes(3)	249,368	94,624	101,767
Number of shares available, end of year(4)	4,048,509	4,489,347	3,668,954

(1)
As of December 31, 2018, there were 1,478 restricted stock shares issued for new awards under the Omnibus Incentive Plan and (5,024) restricted stock shares forfeited that were not yet reflected by our Recordkeeper. The table above (shares available under the Omnibus Incentive Plan) reflects this activity as occurred, creating a reconciling difference between shares issued and number of shares available under the Omnibus Plan.

(2)	Director units granted and deferred include the impact of share-settled dividends earned and deferred on deferred shares.

(3)
The Omnibus Incentive Plan and 2005 Contingent Stock Plan permit withholding of taxes and other charges that may be required by law to be paid attributable to awards by withholding a portion of the shares attributable to such awards.

(4)
The above table excludes approximately1.2 million contingently issuable shares under the PSU awards and SLO awards, which represents the maximum number of shares that could be issued under those plans as of December 31, 2019.

We record share-based incentive compensation expense in selling, general and administrative expenses and cost of sales on our Consolidated Statements of Operations for both equity-classified awards and liability-classified awards. We record a corresponding credit to additional paid-in capital within stockholders’ deficit for equity-classified awards, and to either a current or non-current liability for liability-classified awards based on the fair value of the share-based incentive compensation awards at the date of grant. Total expense for the liability-classified awards continues to be remeasured to fair value at the end of each reporting period. We recognize an expense or credit reflecting the straight-line recognition, net of estimated forfeitures, of the expected cost of the program. The number of PSUs earned may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met.
The following table summarizes the Company’s pre-tax share-based incentive compensation expense and related income tax benefit for the years ended December 31, 2019, 2018 and 2017 related to the Company’s PSU awards, SLO awards and restricted stock awards.

(In millions)	2019	2018	2017
2019 Three-year PSU Awards	$4.3	$—	$—
2018 Three-year PSU Awards	0.2	2.7	—
2017 Three-year PSU Awards(1)	—	3.7	9.8
2017 COO and Chief Executive Officer-Designate 2017 New Hire Equity Awards	0.2	0.2	0.1
2016 Three-year PSU Awards(1)	—	(3.0)	2.0
2016 President & CEO Inducement Award	—	—	0.5
2015 Three-year PSU Awards	—	—	(0.8)
2014 Special PSU Awards(2)	—	—	3.2
SLO Awards	3.2	1.6	1.1
Other long-term share-based incentive compensation programs(3)(4)	26.5	24.7	32.6
Total share-based incentive compensation expense(5)	$34.4	$29.9	$48.5
Associated tax benefits recognized	$5.8	$4.9	$11.8

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

(4)
On August 4, 2017, the Equity Award Committee approved a change in the vesting condition regarding the existing long-term share-based compensation programs transferring to Diversey as part of the sale of Diversey. The approved change resulted in a pro-rata share of vesting calculated on the close date of the sale of Diversey. In December 2018, the Equity Award Committee approved a change in the vesting condition for certain individuals who would be leaving the Company under a phase of our Reinvent SEE Restructuring program. For both modifications, we recorded the cumulative expense of the higher fair value of the impacted awards at modification approval.

(5)
The amounts do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock as these contributions are not considered share-based incentive compensation.

Restricted Stock, Restricted Stock Units and Cash-Settled Restricted Stock Unit Awards
Restricted stock, restricted stock units and cash-settled restricted stock unit awards (cash payment in an amount equal to the value of the shares on the vesting date) provide for a vesting period. Awards vest earlier in the event of the participant’s death or disability. If a participant terminates employment prior to vesting, then the award of restricted stock, restricted stock units or cash-settled restricted stock unit awards is forfeited, except for certain circumstances following a change in control. The O&C Committee may waive the forfeiture of all or a portion of an award. During the vesting period, holders of unvested shares of restricted stock (but not holders of unvested shares of restricted stock units or cash-settled restricted stock unit awards) are entitled to receive dividends on the same basis as dividends are paid to other stockholders and are entitled to vote the unvested shares. Dividends are accrued and paid at vesting for all restricted stock units granted after January 1, 2019.
The following table summarizes activity for unvested restricted stock and restricted stock units for 2019:

	Restricted stock shares			Restricted stock units
	Shares	Weighted-Average per Share Fair Value on Grant Date	Aggregate Intrinsic Value (in millions)	Shares	Weighted-Average per Share Fair Value on Grant Date	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2018	1,228,558	$44.98		561,943	$45.08
Granted	—	—		819,808	43.54
Vested	(538,643)	44.98	$24.2	(229,558)	44.31	$10.2
Forfeited or expired	(105,960)	45.24		(96,534)	44.64
Non-vested at December 31, 2019	583,955	$45.51		1,055,659	$44.11

A summary of the Company’s fair values of its vested restricted stock shares and restricted stock units are shown in the following table:

(In millions)	2019	2018	2017
Fair value of restricted stock shares vested	$23.7	$13.5	$19.5
Fair value of restricted stock units vested	$10.1	$6.9	$22.4

A summary of the Company’s unrecognized compensation cost and weighted average periods over which the compensation cost is expected to be recognized for its non-vested restricted stock shares and restricted stock units are shown in the following table:

(In millions)	Unrecognized Compensation Costs	Weighted Average to be recognized (in years)
Restricted Stock shares	$8.9	0.4
Restricted Stock units	$28.5	1.0

The non-vested cash awards excluded from table above had $1.3 million unrecognized compensation costs and weighted-average remaining contractual life of approximately 0.8 years. We have recognized liabilities of $0.6 million and $ $0.9 million in other current liabilities and other non-current liabilities on our Consolidated Balance Sheets, respectively. Cash paid for vested cash-settled restricted stock unit awards was $1.3 million and $1.0 million in 2019 and 2018, respectively.
PSU Awards
Three-year PSU awards for 2017, 2018 and 2019
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
The O&C Committee established principal performance goals, which are (i) total shareholder return for three-year performance period weighted at 34% for the 2017, 2018 and 2019 awards; (ii) consolidated Adjusted EBITDA margin measured in the final year of the award weighted at 33% for the 2017, 2018 and 2019 awards; and (iii) three-year compound annual growth rate of net trade sales weighted at 33% for the 2017 and 2018 awards; or return on invested capital weighted at 33%, in the case of the 2019 awards. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares.

In the third quarter of 2019, the O&C Committee approved PSU awards for an additional pool of individuals in connection with Reinvent SEE. The established performance goals are identical to those approved for awards granted to our executive officers and other selected key executives during the first quarter.
PSUs – Adjusted EBITDA Margin
The PSUs granted based on Adjusted EBITDA margin are contingently awarded and will be payable in shares of the Company’s common stock based on the Company’s Adjusted EBITDA margin at the end of the performance period compared a target set at the time of the grant by the O&C Committee. The fair value of the PSUs based on Adjusted EBITDA margin is based on grant date fair value which is equivalent to the closing price of one share of the Company’s common stock on the date of grant. The number of PSUs based on Adjusted EBITDA margin varies based on the probable outcome of the performance condition. The Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable.
The number of PSUs granted based on Adjusted EBITDA margin and the grant date fair value are shown in the following table:

	2019	2018	2017
Number of units granted	92,804	57,378	99,522
Weighted average fair value on grant date(1) (2)	$42.45	$41.72	$45.21

(1)	For 2019, this represents the weighted average fair value for PSU awards approved during the first and third quarter.

(2)
On May 18, 2017, the O&C Committee approved a change in the vesting policy regarding the 2017 Three-year PSU Awards for Ilham Kadri. The modified vesting terms resulted in award modification accounting treatment. The weighted average fair value on grant date reflects the impact of the fair value on date of modification for these awards.

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
The number of PSUs granted based on TSR and the assumptions used to calculate the grant date fair value of the PSUs based on TSR are shown in the following table:

	2019	2018	2017
Number of units granted	70,543	56,829	100,958
Weighted average fair value on grant date(1) (3)	$57.53	$43.40	$44.24
Expected Price volatility(2)	22.86%	22.00%	25.31%
Risk-free interest rate(2)	2.36%	2.00%	1.56%

(1)	For 2019, this represents the weighted average fair value for PSU awards approved during the first and third quarter.

(2)	For 2019, values represent weighted average assumptions for PSU awards approved during the first and third quarter.

131

(3)
On May 18, 2017, the O&C Committee approved a change in the vesting policy regarding the existing 2017 Three-year PSU Awards for Ilham Kadri. The modified vesting terms resulted in award modification accounting treatment. The weighted average fair value on grant date reflects the impact of the fair value on date of modification for these awards.

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

(1)
On May 18, 2017, the O&C Committee approved a change in the vesting policy regarding the existing 2017 Three-year PSU Awards for Ilham Kadri. The modified vesting terms resulted in award modification accounting treatment. The weighted average fair value on grant date reflects the impact of the fair value on date of modification for these awards.

PSUs - Return on Invested Capital
The PSUs granted based on Return on Invested Capital (ROIC) are contingently awarded and will be payable in shares of the Company’s common stock based on the Company’s return on invested capital over a three-year award performance period compared to a target set at the time of the grant by the O&C Committee. The fair value of the PSUs based on Return on Invested Capital is based on grant date fair value which is equivalent to the closing price of one share of the Company’s common stock on the date of grant. The number of PSUs based on Return on Invested Capital varies based on the probable outcome of the performance condition. The Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable.
The number of PSUs granted based on Return on Invested Capital and the grant date fair value are shown in the following table:

2019
Number of units granted	92,804
Weighted average fair value on grant date(1)	$42.45

(1)	This represents the weighted average fair value for PSU awards approved during the first and third quarter.
The following table includes additional information related to estimated earned payout based on the probable outcome of the performance condition and market condition as of December 31, 2019:

	Estimated Payout %
	Return on Invested Capital	Net Trade Sales Growth	Adjusted EBITDA	TSR(1)	Combined
2019 Three-year PSU Awards	100%	N/A	100%	25%	75%
2018 Three-year PSU Awards	N/A	—%	85%	25%	37%
2017 Three-year PSU Awards	N/A	104%	170%	—%	90%

(1)
Total shareholder return is a market-based condition. Accordingly, we make no assumptions related to future performance. The percentages above represent actual rankings as of December 31, 2019. Any portion of outstanding awards based on the achievement of market-based conditions are accrued at 100% of fair value over the performance period in accordance with ASC 718.

The following table summarizes activity for outstanding Three-year PSU awards for 2019:

	Shares	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2018	643,856
Granted(1)	256,151
Converted	—	$—
Forfeited or expired	(270,503)
Outstanding at December 31, 2019	629,504
Fully vested at December 31, 2019	258,801	$11.7

(1)	This represents the target number of performance units granted. Actual number of PSUs earned, if any, is dependent upon performance and may range from 0% to 200% percent of the target.
The following table summarizes activity for non-vested Three-year PSU awards for 2019:

	Shares	Weighted-Average per Share Fair Value on Grant Date
Non-vested at December 31, 2018	217,207	$42.94
Granted	256,151	46.87
Vested	(54,817)	45.34
Forfeited or expired	(47,838)	45.24
Non-vested at December 31, 2019	370,703	$45.08

 A summary of the Company’s fair value for its vested three-year PSU awards is shown in the following table:

(In millions)	2019	2018	2017
Fair value of three-year PSU awards vested	$10.3	$14.9	$24.0

A summary of the Company’s unrecognized compensation cost for three-year PSU awards at the current estimated earned payout based on the probable outcome of the performance condition and weighted average periods over which the compensation cost is expected to be recognized as shown in the following table:

(In millions)	Unrecognized Compensation Costs	Weighted Average to be recognized (in years)
2019 Three-year PSU Awards	$6.3	2
2018 Three-year PSU Awards	1.2	1
2017 Three-year PSU Awards	—	0

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
2016 Three-year PSU Awards
In February 2019, the O&C Committee reviewed the performance results for the 2016-2018 PSUs. Performance goals for these PSUs were based on Adjusted EBITDA margin and relative TSR. Based on overall performance for 2016-2018 PSUs, these awards paid out at 0% of target or zero units.
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
The 2019 SLO awards comprise an estimated aggregate of 71,663 restricted stock units as of December 31, 2019. The final number of units issued will be determined based on Annual Incentive Plan payout. During 2019, 46,195 restricted units were issued for the 2018 annual incentive plan. We recorded $3.2 million, $1.6 million and $1.1 million in expense related to the SLO program in the years ended December 31, 2019, 2018 and 2017, respectively. We record compensation expense for these awards in selling, general and administrative expenses on the Consolidated Statements of Operations with a corresponding credit to additional paid-in capital within stockholders’ deficit, based on the fair value of the awards at the end of each reporting period, which reflects the effects of stock price changes. The expense is recognized over a fifteen-month period.
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
During 2017, we granted 30,506 performance share unit awards to key executives based on acquisition activity, of which 7,130 and 5,177 were forfeited during 2019 and 2018, respectively. The performance metrics require the acquired business to reach certain performance-based conditions over a set period of time. The fair value is determined on the grant date. The expense recognized on the awards reflects the probable achievement and corresponding payout on the metrics. The (income) expense incurred for the years ended December 31, 2019 and 2018 was $(0.4) million and $0.3 million, respectively.

Note 22 Accumulated Other Comprehensive Loss
The following table provides details of comprehensive loss:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized (Losses) Gains on Derivative Instruments for net investment hedge	Unrecognized (Losses) Gains on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2017(1)	$(103.4)	$(694.4)	$(46.8)	$(0.3)	$(844.9)
Other comprehensive (loss) income before reclassifications	(31.5)	(50.4)	15.0	2.9	(64.0)
Less: amounts reclassified from accumulated other comprehensive loss	2.1	—	—	(0.2)	1.9
Net current period other comprehensive (loss) income	(29.4)	(50.4)	15.0	2.7	(62.1)
Impact of Accounting Standard Update(2)	(3.6)	—	(10.1)	0.3	(13.4)
Balance at December 31, 2018(1)	$(136.4)	$(744.8)	$(41.9)	$2.7	$(920.4)
Other comprehensive (loss) income before reclassifications	(13.3)	16.2	7.4	(1.4)	8.9
Less: amounts reclassified from accumulated other comprehensive loss	3.6	—	—	(1.1)	2.5
Net current period other comprehensive (loss) income	(9.7)	16.2	7.4	(2.5)	11.4
Balance at December 31, 2019(1)	$(146.1)	$(728.6)	$(34.5)	$0.2	$(909.0)

(1)
The ending balance in AOCL includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustments were $(4.5) million, $65.8 million and $(78.2) million for the years ended December 31, 2019, 2018 and 2017.

(2)
In the fourth quarter of 2018, the Company Adopted ASU 2018-02. As part of the adoption, the Company has elected to reclassify the tax effects of the TCJA from AOCL to retained earnings. The adoption of the ASU 2018-02 resulted in a $13.4 million reclassification from AOCL to retained earnings due to the stranded tax effects of the TCJA.

The following table provides detail of amounts reclassified from AOCL:

(In millions)	2019	2018	2017	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefits:
Prior service credits	$0.1	$0.3	$1.3
Actuarial losses	(4.9)	(3.1)	(10.0)
Total pre-tax amount	(4.8)	(2.8)	(8.7)	Other (expense) income, net
Tax benefit	1.2	0.7	2.5
Net of tax	(3.6)	(2.1)	(6.2)
Net gains (losses) on cash flow hedging derivatives:(1)
Foreign currency forward contracts	1.6	0.2	0.9	Cost of sales
Interest rate and currency swaps	—	—	(3.4)	Interest expense, net and Other (expense) income, net
Treasury locks	0.1	0.1	0.1	Interest expense, net
Total pre-tax amount	1.7	0.3	(2.4)
Tax (expense) benefit	(0.6)	(0.1)	0.8
Net of tax	1.1	0.2	(1.6)
Total reclassifications for the period	$(2.5)	$(1.9)	$(7.8)

(1)
These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 15, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements for additional details.

Note 23 Other (Expense) Income, net
The following table provides details of other (expense) income, net:

	Year Ended December 31,
(In millions)	2019	2018	2017
Net foreign exchange transaction loss	$(7.7)	$(16.7)	$(5.9)
Bank fee expense	(5.0)	(4.4)	(5.8)
Pension income other than service costs	1.0	3.9	16.7
Loss on debt redemption and refinancing activities	(16.1)	(1.9)	—
Other, net(1)	8.3	1.0	1.2
Other (expense) income, net	$(19.5)	$(18.1)	$6.2

(1)
Cryovac Brasil Ltda., a Sealed Air subsidiary, received a final decision from the Brazilian court regarding a claim in which Sealed Air contended that certain indirect taxes paid were calculated on an incorrect amount. As a result, for the year ended December 31, 2019, we recorded income of $4.8 million to Other, net for a claim of overpaid taxes related to 2015 through 2018.

Note 24 Net Earnings per Common Share
The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the years ended December 31:

	Year Ended December 31,
(In millions, except per share amounts)	2019	2018	2017
Basic Net Earnings Per Common Share:
Numerator
Net earnings	$263.0	$193.1	$814.9
Distributed and allocated undistributed net earnings to unvested restricted stockholders	(0.5)	(0.9)	(4.9)
Distributed and allocated undistributed net earnings	262.5	192.2	810.0
Distributed net earnings - dividends paid to common stockholders	(98.7)	(101.7)	(118.7)
Allocation of undistributed net earnings to common stockholders	$163.8	$90.5	$691.3
Denominator
Weighted average number of common shares outstanding - basic	154.3	159.4	186.9
Basic net earnings per common share:
Distributed net earnings	$0.64	$0.64	$0.64
Allocated undistributed net earnings to common stockholders	1.06	0.57	3.69
Basic net earnings per common share	$1.70	$1.21	$4.33
Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$262.5	$192.2	$810.0
Add: Allocated undistributed net earnings to unvested restricted stockholders	0.4	0.5	4.3
Less: Undistributed net earnings reallocated to unvested restricted stockholders	(0.4)	(0.5)	(4.3)
Net earnings available to common stockholders - diluted	$262.5	$192.2	$810.0
Denominator
Weighted average number of common shares outstanding - basic	154.3	159.4	186.9
Effect of contingently issuable shares	0.2	0.1	0.7
Effect of unvested restricted stock units	0.3	0.3	0.7
Weighted average number of common shares outstanding - diluted under two-class	154.8	159.8	188.3
Effect of unvested restricted stock - participating security	0.4	0.4	0.6
Weighted average number of common shares outstanding - diluted under treasury stock	155.2	160.2	188.9
Diluted net earnings per common share	$1.69	$1.20	$4.29

PSU Awards
We included contingently issuable shares using the treasury stock method for our PSU awards in the diluted weighted average number of common shares outstanding based on the number of contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period. The calculation of diluted weighted average shares outstanding related to PSUs was nominal in 2019 and 2018 and approximately 1 million shares in 2017.
SLO Awards
The shares or units associated with the 2019 SLO awards are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the year ended December 31,

2019. These shares or units will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of 2020. Once this determination is made, the shares or units will be included in diluted weighted average number of common shares outstanding if the impact to diluted net earnings per common share is dilutive. The numbers of shares or units associated with SLO awards for 2019, 2018 and 2017 were nominal.
Note 25 Summarized Quarterly Financial Information (Unaudited)

	2019
	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Net sales	$1,112.7	$1,161.0	$1,218.5	$1,298.9
Gross profit	365.2	378.3	392.0	429.3
Net earnings from continuing operations	64.3	25.5	79.5	124.4
(Loss) gain on sale of discontinued operations, net of tax	(6.8)	7.7	(11.5)	(20.1)
Net earnings(1)	$57.5	$33.2	$68.0	$104.3
Basic:
Continuing operations	$0.41	$0.16	$0.52	$0.81
Discontinued operations	(0.04)	0.06	(0.08)	(0.13)
Net earnings per common share - basic	$0.37	$0.22	$0.44	$0.68
Diluted:
Continuing operations	$0.41	$0.16	$0.51	$0.80
Discontinued operations	(0.04)	0.05	(0.07)	(0.13)
Net earnings per common share - diluted	$0.37	$0.21	$0.44	$0.67

	2018
	First	Second	Third	Fourth
(In millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Net sales	$1,131.0	$1,155.2	$1,186.2	$1,260.3
Gross profit	374.0	363.5	365.5	399.1
Net (loss) earnings from continuing operations	(208.0)	83.3	75.6	199.4
Gain on sale of discontinued operations, net of tax	7.4	31.1	3.4	0.9
Net (loss) earnings	$(200.6)	$114.4	$79.0	$200.3
Basic:
Continuing operations	$(1.25)	$0.52	$0.48	$1.28
Discontinued operations	0.04	0.19	0.02	0.01
Net (loss) earnings per common share - basic(1)	$(1.21)	$0.71	$0.50	$1.29
Diluted:
Continuing operations	$(1.25)	$0.52	$0.48	$1.28
Discontinued operations	0.04	0.19	0.02	—
Net (loss) earnings per common share - diluted(1)	$(1.21)	$0.71	$0.50	$1.28

(1)	The sum of the quarterly per share amounts may not agree to the respective annual amounts due to differences in outstanding shares.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness, as of December 31, 2019, of our internal control over financial reporting. The suitable recognized control framework on which management’s evaluation of our internal control over financial reporting is based is the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation under the COSO framework, our management concluded that our internal control over financial reporting as of December 31, 2019 was effective.
Our management has excluded Automated Packaging Systems, LLC and MGM, Inc. from its assessment of the Company’s internal control over financial reporting as of December 31, 2019, because they were acquired by the Company in purchase business combinations during 2019. Automated Packaging Systems, LLC and MGM, Inc. are wholly-owned subsidiaries whose total assets and total revenues excluded from our management's assessment of internal control over financial reporting collectively represent approximately 4% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.
Our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2019, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019.
Item 9B.    Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” and the balance will be included in our Proxy Statement for our 2020 Annual Meeting of Stockholders under the captions “Corporate Governance,” “Election of Directors — Information Concerning Nominees” and “Election of Directors -Nominees for Election as Director”, except as set forth below. All such information is incorporated herein by reference.
We have adopted a Code of Conduct applicable to all of our directors, officers and employees and those of our subsidiaries and a supplemental Code of Ethics for Senior Financial Executives applicable to our Chief Executive Officer, Chief Financial Officer, Controller, Treasurer, and all other employees performing similar functions for us. The Code of Conduct and the Code of Ethics for Senior Financial Executives are posted on our website at www.sealedair.com. We will post any amendments to the Code of Conduct and the Code of Ethics for Senior Financial Executives on our website. We will also post on our website any waivers applicable to any of our directors or officers, including the senior financial officers listed above, from provisions of the Code of Conduct or the Code of Ethics for Senior Financial Executives.

Item 11.	Executive Compensation
The information required in response to this Item will be set forth in our Proxy Statement for our 2020 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” and “Corporate Governance -Compensation Committee Interlocks and Insider Participation.    ” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required in response to this Item will be set forth in our Proxy Statement for our 2020 Annual Meeting of Stockholders under the captions “Beneficial Ownership Table” and “Equity Compensation Plan Information.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required in response to this Item will be set forth in our Proxy Statement for our 2020 Annual Meeting of Stockholders under the captions “Corporate Governance - Independence of Directors” and “Certain Relationships and Related Person Transactions.” Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required in response to this Item will be included in our Proxy Statement for our 2020 Annual Meeting of Stockholders under the captions “Principal Independent Auditor Fees” and “Audit Committee Pre-Approval Policies and Procedures.” Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this Annual Report on Form 10-K:
(1) Financial Statements
See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K in Part II Item 8.
(2) Financial Statement Schedule
See Schedule II — Valuation and Qualifying Accounts and Reserves — Years Ended December 31, 2019, 2018 and 2017 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable or the amounts involved are not material.

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

3.2
Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.1 to the Company’s Current Report on Form 8-K, Date of Report February 12, 2020, File No. 1-12139, is incorporated herein by reference.)

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

4.4	Form of 4.875% Senior Note due 2022. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report November 24, 2014, File No. 1-12139, is incorporated herein by reference.)

4.5	Form of 5.125% Senior Note due 2024 (Exhibit 4.3 to the Company’s Current Report on Form 8-K, Date of Report November 24, 2014, File No. 1-12139, is incorporated herein by reference.)

4.6
Indenture, dated as of June 16, 2015, by and among Sealed Air Corporation, the Guarantors party thereto, U.S. Bank National Association, Elavon Financial Services Limited and Elavon Financial Services Limited, UK Branch. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report June 11, 2015, File No. 1-12139, is incorporated herein by reference.)

4.7	Form of 5.500% Senior Note due 2025. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report June 11, 2015, File No. 1-12139, is incorporated herein by reference.)

4.8	Form of 4.500% Senior Note due 2023. (Exhibit 4.3 to the Company’s Current Report on Form 8-K, Date of Report June 11, 2015, File No. 1-12139, is incorporated herein by reference.)

4.9
Indenture, dated as of July 1, 2003, by and among Sealed Air Corporation and SunTrust Bank. (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12139, is incorporated herein by reference.)

4.10
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

4.12	Form of 6.500% Senior Note due 2020. (Exhibit 4.2 to the Company's Current Report on Form 8-K, Date of Report November 28, 2012, File No. 1-12139, is incorporated herein by reference.)

4.13
Indenture, dated as of November 26, 2019, by and among Sealed Air Corporation, Guarantors party thereto, and U.S. Bank National Association. (Exhibit 4.1 to the Company's Current Report on Form 8-K, Date of Report November 21, 2019, File No. 1-12139, is incorporated herein by reference.)

4.14	Form of 4.000% senior note due 2027. (Exhibit 4.2 to the Company's Current Report on Form 8-K, Date of Report November 21, 2019, File No. 1-12139, is incorporated herein by reference.)

Exhibit Number	Description

4.15	Description of Securities.

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

10.10	Fees to be paid to the Company's Non-Employee Directors — 2020.*

10.11
Fees to be paid to the Company's Non-Employee Directors - 2019. (Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018, File No. 1-12139, is incorporated herein by reference.)*

10.12
Sealed Air Corporation Annual Incentive Plan, as amended and restated on October 4, 2017 (Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.13
Performance-Based Compensation Program of the Company, as amended May 16, 2013. (Annex E to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*

10.14
Sealed Air Corporation Deferred Compensation Plan for Key Employees (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 25, 2013, file No. 1-12139, is incorporated herein by reference.)*

10.15
Sealed Air Corporation Policy on Recoupment of Incentive Compensation from Executives in the Event of Certain Restatements, as amended February 18, 2010. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report February 18, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.16
Syndicated Facility Agreement, dated as of October 3, 2011, by and among Sealed Air, certain subsidiaries of Sealed Air party thereto, the lenders party thereto, Citibank, N.A., as agent and the other agents party thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

10.17
Series A Preferred Stock Purchase Agreement, dated as of October 3, 2011, by and among Diversey Holdings, Inc., Sealed Air and Solution Acquisition Corp. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

Exhibit Number	Description

10.18
Offer Letter Agreement, dated September 5, 2017, between Edward L. Doheny II and the Company. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report September 2, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.19
Employment Agreement, dated August 28, 2012 between Jerome A. Peribere and the Company, as supplemented on October 11, 2012. (Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-12139, is incorporated herein by reference.)*

10.20
Amendment Letter between the Company and Jerome A. Peribere, dated January 15, 2016. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report January 15, 2016, File No. 1-12139, is incorporated herein by reference.)*

10.21
Equity Interest Purchase Agreement, dated as of October 30, 2012, by and between Sealed Air Corporation, Sealed Air Netherlands Holdings V B.V., and DC Co., Ltd., as amended on November 9, 2012, and further amended November 14, 2012. (Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-12139, is incorporated herein by reference.)

10.22
Restatement Agreement, dated November 15, 2012, by and among Sealed Air Corporation and certain subsidiaries of Sealed Air Corporation party thereto, the lenders party thereto, Citibank, N.A., as agent and other agents party thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report November 13, 2012, File No. 1-12139, is incorporated herein by reference.)

10.23
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

10.24
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

10.25
Agreement, dated March 6, 2017, between the Company and Ilham Kadri. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.26	Relocation Letter to Dr. Kadri, dated May 7, 2015. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 14, 2015, File No. 1-12139, is incorporated herein by reference.)*

10.27
Registration Rights Agreement, dated February 3, 2014, by and between Sealed Air Corporation and the WRG Asbestos PI Trust as initial holder of the Settlement Shares. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report February 3, 2014, File No. 1-12139, is incorporated herein by reference.)

10.28
Employment Agreement, dated February 25, 2013, between Ilham Kadri and the Company. (Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.29	2014 Omnibus Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 22, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.30
2014 Omnibus Incentive Plan (as amended and restated effective May 17, 2018) (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 17, 2018, File No. 1-12139, is incorporated herein by reference.)*

10.31
Underwriting Agreement, dated June 9, 2014, by and among Sealed Air Corporation, the Trust and the Underwriter. (Exhibit 1.1 to the Company’s Current Report on Form 8-K, Date of Report June 12, 2014, File No. 1-12139, is incorporated herein by reference.)

10.32
Stock Repurchase Agreement, dated June 6, 2014, by and between Sealed Air Corporation and the Trust. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 6, 2014, File No. 1-12139, is incorporated herein by reference.)

10.33
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

Exhibit Number	Description
10.34
Amendment No. 2 to Third Amended and Restated Syndicated Facility Agreement and Incremental Assumption Agreement, dated as of August 1, 2019, by and among Sealed Air Corporation, on behalf of itself and certain of its subsidiaries, and Sealed Air Corporation (US), Bank of America, N.A., as agent and the other financial institutions party thereto. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, File No. 1-12139, is incorporated herein by reference.)

10.35
Equity Purchase Agreement, dated as of April 30, 2019, by and between the Company, Automated Packaging Systems, Inc. and the Seller Parties named therein. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, File No. 1-12139, is incorporated herein by reference.)

10.36
Offer Letter Agreement, dated June 20, 2019, between James M. Sullivan and Sealed Air Corporation. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 19, 2019, File No. 1-12139, is incorporated herein by reference.)*

10.37
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

21	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification of Edward L. Doheny II, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated March 2, 2020.

31.2	Certification of James M. Sullivan, Senior Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated March 2, 2020.

32
Certification of Edward L. Doheny II, President and Chief Executive Officer of the Company, and James M. Sullivan, Senior Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated March 2, 2020.

101.INS	Inline XBRL Instance Document - the Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit Number	Description
101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101).

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

(2) Financial Statement Schedule
SEALED AIR CORPORATION AND SUBSIDIARIES
SCHEDULE II
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2019, 2018 and 2017

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Foreign Currency Translation and Other	Balance at End of Year
(in millions)
Year Ended December 31, 2019
Allowance for doubtful accounts	$9.1	$2.5	$(3.4)	(1)	$—	$8.2
Inventory obsolescence reserve	$18.1	$7.2	$(5.6)	(2)	$(0.1)	$19.6
Valuation allowance on deferred tax assets	$218.4	$(14.0)	$(2.7)		$(4.1)	$197.6
Year Ended December 31, 2018
Allowance for doubtful accounts	$6.5	$2.3	$(1.0)	(1)	$1.3	$9.1
Inventory obsolescence reserve	$15.5	$4.8	$(1.4)	(2)	$(0.8)	$18.1
Valuation allowance on deferred tax assets	$189.2	$32.8	$—		$(3.6)	$218.4
Year Ended December 31, 2017
Allowance for doubtful accounts	$8.4	$0.3	$(2.5)	(1)	$0.3	$6.5
Inventory obsolescence reserve	$13.4	$3.5	$(2.7)	(2)	$1.3	$15.5
Valuation allowance on deferred tax assets	$167.7	$3.4	$—		$18.1	$189.2

(1)	Primarily accounts receivable balances written off, net of recoveries.

(2)	Primarily items removed from inventory.

Item 16.	Form 10-K Summary
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)

By:	/S/ EDWARD L. DOHENY II
Edward L. Doheny II
President and Chief Executive Officer
Date: March 2, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/S/ EDWARD L. DOHENY II	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2020
Edward L. Doheny II

By:	/S/ JAMES M. SULLIVAN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2020
James M. Sullivan

By:	/S/ MICHAEL A. LEON	Chief Accounting Officer and Controller (Principal Accounting Officer)	March 2, 2020
Michael A. Leon

By:	/S/ MICHAEL CHU	Director	March 2, 2020
Michael Chu

By:	/S/ FRANÇOISE COLPRON	Director	March 2, 2020
Françoise Colpron

By:	/S/ PATRICK DUFF	Director	March 2, 2020
Patrick Duff

By:	/S/ HENRY R. KEIZER	Director	March 2, 2020
Henry R. Keizer

By:	/S/ JACQUELINE B. KOSECOFF	Director	March 2, 2020
Jacqueline B. Kosecoff

By:	/S/ HARRY A. LAWTON III	Director	March 2, 2020
Harry A. Lawton III

By:	/S/ NEIL LUSTIG	Director	March 2, 2020
Neil Lustig

By:	/S/ JERRY R. WHITAKER	Director	March 2, 2020
Jerry R. Whitaker

