Form 10-Q
period 2020-03-31
SEALED AIR CORP/DE
filed 2020-05-05
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 155,662,645 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of April 30, 2020.

2

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
The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: global economic and political conditions, currency translation and devaluation effects, changes in raw material pricing and availability, competitive conditions, the success of new product offerings, consumer preferences, the effects of animal and food-related health issues, pandemics, including the Coronavirus Disease 2019 (COVID-19), changes in energy costs, environmental matters, the success of our restructuring activities, the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts, changes in our credit ratings, the tax benefit associated with the Settlement agreement (as defined in our Annual Report on Form 10-K for the year ended December 31, 2019), regulatory actions and legal matters, and the other information referenced in Part I, Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC, and as revised and updated by our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any forward-looking statements made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In USD millions, except share and per share data)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$274.6	$262.4
Trade receivables, net of allowance for doubtful accounts of $8.4 in 2020 and $8.2 in 2019	491.5	556.5
Income tax receivables	15.9	32.8
Other receivables	74.3	80.3
Inventories, net of inventory reserves of $18.6 in 2020 and $19.6 in 2019	568.2	570.3
Current assets held for sale	1.8	2.8
Prepaid expenses and other current assets	133.9	58.9
Total current assets	1,560.2	1,564.0
Property and equipment, net	1,102.2	1,141.9
Goodwill	2,195.8	2,216.9
Identifiable intangible assets, net	175.9	182.1
Deferred taxes	228.8	238.6
Operating lease right-of-use-assets	81.8	90.1
Other non-current assets	326.3	331.6
Total assets	$5,671.0	$5,765.2
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$166.4	$98.9
Current portion of long-term debt	20.8	16.7
Current portion of operating lease liabilities	24.1	26.2
Accounts payable	715.3	738.5
Accrued restructuring costs	18.3	29.5
Income tax payable	18.7	12.3
Other current liabilities	404.2	514.1
Total current liabilities	1,367.8	1,436.2
Long-term debt, less current portion	3,687.2	3,698.6
Long-term operating lease liabilities, less current portion	59.9	65.7
Deferred taxes	31.4	30.7
Other non-current liabilities	706.6	730.2
Total liabilities	5,852.9	5,961.4
Commitments and contingencies - Note 19
Stockholders’ deficit:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2020 and 2019	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 231,944,809 in 2020 and 231,622,535 in 2019; shares outstanding: 155,658,654 in 2020 and 154,512,813 in 2019	23.2	23.2
Additional paid-in capital	2,059.6	2,073.5
Retained earnings	2,099.9	1,998.5
Common stock in treasury, 76,286,155 shares in 2020 and 77,109,722 shares in 2019	(3,346.3)	(3,382.4)
Accumulated other comprehensive loss, net of taxes	(1,018.3)	(909.0)
Total stockholders’ deficit	(181.9)	(196.2)
Total liabilities and stockholders’ deficit	$5,671.0	$5,765.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In USD millions, except per share data)	2020	2019
Net sales	$1,173.9	$1,112.7
Cost of sales	783.4	747.5
Gross profit	390.5	365.2
Selling, general and administrative expenses	194.1	212.1
Amortization expense of intangible assets acquired	9.0	4.6
Restructuring charges	0.6	7.4
Operating profit	186.8	141.1
Interest expense, net	(44.4)	(44.9)
Foreign currency exchange loss due to highly inflationary economies	(0.9)	(0.8)
Other income (expense), net	5.7	(0.7)
Earnings before income tax provision	147.2	94.7
Income tax provision	32.7	30.4
Net earnings from continuing operations	114.5	64.3
Gain (Loss) on sale of discontinued operations, net of tax	12.1	(6.8)
Net earnings	$126.6	$57.5
Basic:
Continuing operations	$0.74	$0.41
Discontinued operations	0.08	(0.04)
Net earnings per common share - basic	$0.82	$0.37
Diluted:
Continuing operations	$0.74	$0.41
Discontinued operations	0.08	(0.04)
Net earnings per common share - diluted	$0.82	$0.37
Weighted average number of common shares outstanding:
Basic	154.5	154.8
Diluted	154.8	155.4

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2020			2019
(In USD millions)	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings			$126.6			$57.5
Other comprehensive income (loss):
Recognition of pension items	$1.3	$(0.3)	1.0	$1.1	$(0.3)	0.8
Unrealized gains on derivative instruments for net investment hedge	6.0	(1.5)	4.5	9.0	(2.2)	6.8
Unrealized gains (losses) on derivative instruments for cash flow hedge	6.1	(1.6)	4.5	(1.7)	0.4	(1.3)
Foreign currency translation adjustments	(114.2)	(5.1)	(119.3)	16.2	(0.7)	15.5
Other comprehensive (loss) income	$(100.8)	$(8.5)	(109.3)	$24.6	$(2.8)	21.8
Comprehensive income, net of taxes			$17.3			$79.3

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

(In USD millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Deficit
Balance at December 31, 2019	$23.2	$2,073.5	$1,998.5	$(3,382.4)	$(909.0)	$(196.2)
Effect of share-based incentive compensation	—	(2.2)	—	—	—	(2.2)
Stock issued for profit sharing contribution paid in stock	—	(11.7)	—	36.1	—	24.4
Recognition of pension items, net of taxes	—	—	—	—	1.0	1.0
Foreign currency translation adjustments	—	—	—	—	(119.3)	(119.3)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	9.0	9.0
Net earnings	—	—	126.6	—	—	126.6
Dividends on common stock ($0.16 per share)	—	—	(25.2)	—	—	(25.2)
Balance at March 31, 2020	$23.2	$2,059.6	$2,099.9	$(3,346.3)	$(1,018.3)	$(181.9)

Balance at December 31, 2018	$23.2	$2,049.6	$1,835.5	$(3,336.5)	$(920.4)	$(348.6)
Effect of share-based incentive compensation	—	(2.3)	—	—	—	(2.3)
Stock issued for profit sharing contribution paid in stock	—	0.5	—	21.4	—	21.9
Repurchases of common stock	—	—	—	(17.7)	—	(17.7)
Recognition of pension items, net of taxes	—	—	—	—	0.8	0.8
Foreign currency translation adjustments	—	—	—	—	15.5	15.5
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	5.5	5.5
Net earnings	—	—	57.5	—	—	57.5
Dividends on common stock ($0.16 per share)	—	—	(25.0)	—	—	(25.0)
Balance at March 31, 2019	$23.2	$2,047.8	$1,868.0	$(3,332.8)	$(898.6)	$(292.4)

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In USD millions)	2020	2019
Net earnings	$126.6	$57.5
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	43.1	32.7
Share-based incentive compensation	8.9	8.4
Profit sharing expense	6.0	5.5
Provisions for bad debt	1.1	0.8
Provisions for inventory obsolescence	1.8	2.1
Deferred taxes, net	3.5	1.7
Net (gain) loss on sale of business	(12.2)	6.8
Other non-cash items	2.8	20.0
Changes in operating assets and liabilities:
Trade receivables, net	(33.6)	18.2
Inventories, net	(27.6)	(54.0)
Accounts payable	0.3	5.1
Income tax receivable/payable	23.1	12.9
Other assets and liabilities	(102.8)	(52.6)
Net cash provided by operating activities	$41.0	$65.1
Cash flows from investing activities:
Capital expenditures	(48.7)	(49.4)
Receipts (payments) associated with sale of business and property and equipment	9.3	(3.1)
Business acquired, net of cash acquired	—	(1.2)
Investment in marketable securities	12.2	—
Settlement of foreign currency forward contracts	2.5	(3.5)
Net cash used in investing activities	$(24.7)	$(57.2)
Cash flows from financing activities:
Net proceeds from short-term borrowings	69.4	21.3
Dividends paid on common stock	(25.7)	(25.0)
Impact of tax withholding on share-based compensation	(11.2)	(10.3)
Repurchases of common stock	—	(17.7)
Principal payments related to financing leases	(3.0)	(2.3)
Net cash provided by (used in) financing activities	$29.5	$(34.0)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$(33.6)	$(9.6)
Cash Reconciliation:
Cash and cash equivalents	262.4	271.7
Restricted cash and cash equivalents	—	—
Balance, beginning of period	$262.4	$271.7
Net change during the period	12.2	(35.7)
Cash and cash equivalents	274.6	236.0
Restricted cash and cash equivalents	—	—
Balance, end of period	$274.6	$236.0
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$50.0	$43.0
Income tax payments, net of cash refunds	$15.9	$12.7
Restructuring payments including associated costs	$25.7	$24.7

Non-cash items:
Transfers of shares of common stock from treasury for profit-sharing contributions	$24.4	$21.9
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
Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our Condensed Consolidated Balance Sheet as of March 31, 2020 and our Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 have been made. The results set forth in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our condensed consolidated financial condition, results of operations or cash flows. All amounts are in millions, except per share amounts, and approximate due to rounding. All amounts are presented in US Dollar, unless otherwise specified.
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
We are responsible for the unaudited Condensed Consolidated Financial Statements and notes included in this report. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Form 10-K”) and with the information contained in other publicly-available filings with the SEC.
Impact of Inflation and Currency Fluctuation
Argentina
Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under U.S. GAAP, and the US dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into US dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in net foreign exchange transaction loss, within Foreign currency exchange loss due to highly inflationary economies on the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2020 and 2019, the Company recorded a $0.9 million and $0.7 million remeasurement loss, respectively.

Note 2 Recently Adopted and Issued Accounting Standards
Recently Adopted Accounting Standards
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments. ASU 2019-04 provides updates and amendments to previously issued ASUs. The amendments clarify the scope of the credit losses standard and address issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments. Codification Improvements to Topic 326, Financial Instruments - Credit Losses was adopted as part of our adoption of ASU 2016-13 as of January 1, 2020. These amendments did not have a material impact on the Company's Condensed Consolidated Financial Statements. The amendments related to Derivatives and Hedging address partial-term fair value hedges and fair value hedge basis adjustments. Codification Improvements to Topic 815, Derivatives and Hedging were effective for us beginning July 1, 2019 and did not have a material impact on the Company's Condensed Consolidated Financial Statements. Amendments on Topic 825, Financial Instruments mainly address the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. We adopted the amendments related to ASU 2016-01 (Topic 825, Financial Instruments) as of January 1, 2020 with no material impact on the Company's Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 amends ASC 350-40 and aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2018-15 on January 1, 2020, using a prospective approach. The adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). ASU 2018-14 eliminates, adds and clarifies certain disclosure requirements related to defined benefit plans and other postretirement plans. The guidance is effective for fiscal years ending after December 15, 2020. We have adopted ASU 2018-14 for the year ending December 31, 2020, with no impact to our interim disclosures. Our adoption of ASU 2018-14 will only impact our annual disclosures related to Defined Benefit Plans and had no impact on the Company's Condensed Consolidated Financial Results.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 amends the fair value measurement disclosure requirements of ASC 820, including new, eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. The Company adopted ASU 2018-13 on January 1, 2020. The adoption did not have an impact on the Company's Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and issued subsequent amendments to the initial guidance, collectively, Topic 326. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted ASU 2016-13 on January 1, 2020. The Company adopted ASU 2016-13 using a modified retrospective approach which requires that the Company recognize the cumulative effect of the initial adoption, if any, as an adjustment to retained earnings. There was no cumulative gross-up or adjustment to our allowance for credit losses as a result of our adoption of ASU 2016-13. Based on financial instruments currently held by us, the adoption of ASU 2016-13 impacts our trade receivables, specifically our allowance for doubtful accounts. As part of our adoption of ASU 2016-13, we have expanded our disclosures related to credit losses. See Note 12, “Credit Losses,” to the Notes to Condensed Consolidated Financial Statements for additional information related to our credit losses.

Recently Issued Accounting Standards

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323) and Derivatives and Hedging (Topic 815) - Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 ("ASU 2020-01"). ASU 2020-01 makes improvements related to accounting for certain equity securities when the equity method of accounting is applied or discontinued and provides scope considerations related to forward contracts and purchased options on certain securities. The guidance is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. We are currently in the process of evaluating the effect that ASU 2020-01 will have on the Company's Condensed Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes, enacted change in tax laws or rates and clarifies the accounting transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. We are currently in the process of evaluating the effect that ASU 2019-12 will have on the Company's Condensed Consolidated Financial Statements.
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

As discussed in Note 6, "Segments," of the Notes to Condensed Consolidated Financial Statements, our reporting segments are Food Care and Product Care. Our Food Care applications are largely sold directly to end customers, while our Product Care products are sold through business supply distributors and directly to the end customer.

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

Product Care:
Product Care packaging solutions are utilized across many global markets and are especially valuable to e-Commerce, electronics and industrial manufacturing. Product Care solutions are designed to protect valuable goods in shipping, and drive operational excellence for our customers, increasing their order fulfillment velocity while minimizing material usage, dimensional weight and packaging labor requirements. Recent acquisitions in Product Care include Automated Packaging Systems, LLC (“Automated”) in 2019.
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

Identify Contract with Customer:
For Sealed Air, the determination of whether an arrangement meets the definition of a contract under Accounting Standards Codification 606 (“Topic 606”) depends on whether it creates enforceable rights and obligations. While enforceability is a matter of law, we believe that enforceable rights and obligations in a contract must be substantive in order for the contract to be in scope of Topic 606. That is, the penalty for noncompliance must be significant relative to the minimum obligation. Fixed or minimum purchase obligations with penalties for noncompliance are the most common examples of substantive enforceable rights present in our contracts. We determined that the contract term is the period of enforceability outlined by the terms of the contract. This means that in many cases, the term stated in the contract is different than the period of enforceability. After the minimum purchase obligation is met, subsequent sales are treated as separate contracts on a purchase order by purchase order basis. If no minimum purchase obligation exists, the next level of enforceability is determined, which often represents the individual purchase orders and the agreed upon terms.

Performance Obligations:

The most common goods and services determined to be distinct performance obligations are consumables/materials, equipment sales, and maintenance. Free on loan and leased equipment is typically identified as a separate lease component in scope of ASC 842. The other goods or services promised in the contract with the customer in most cases do not represent performance obligations because they are neither separate nor distinct, or they are not material in the context of the contract.

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

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments of transaction price impact the amount of net sales recognized by us in the period of adjustment. Revenue recognized for the three months ended March 31, 2020 and 2019 from performance obligations satisfied in previous reporting periods was $1.0 million and $1.1 million, respectively.

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
Disaggregated Revenue
For the three months ended March 31, 2020 and 2019, revenues from contracts with customers summarized by Segment Geography were as follows:

	Three Months Ended March 31, 2020
(In millions)	Food Care	Product Care	Total
North America	$401.2	$308.2	$709.4
EMEA	141.7	103.5	245.2
South America	49.4	3.7	53.1
APAC	93.9	66.7	160.6
Topic 606 Segment Revenue	686.2	482.1	1,168.3
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	4.1	1.5	5.6
Total	$690.3	$483.6	$1,173.9

	Three Months Ended March 31, 2019
(In millions)	Food Care	Product Care	Total
North America	$382.8	$265.8	$648.6
EMEA	141.1	93.8	234.9
South America	50.6	4.1	54.7
APAC	102.2	67.3	169.5
Topic 606 Segment Revenue	676.7	431.0	1,107.7
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	3.3	1.7	5.0
Total	$680.0	$432.7	$1,112.7
Contract Balances
The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned, with the exception of equipment accruals. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the consumables transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The opening and closing balances of contract liabilities arising from contracts with customers as of March 31, 2020 and December 31, 2019 were as follows:

(In millions)	March 31, 2020	December 31, 2019
Contract liabilities	15.2	16.7
There were no contract asset balances recorded on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.
The contract liability balance represents deferred revenue, primarily related to equipment accruals. Revenue recognized in the three months ended March 31, 2020 and 2019 that was included in the contract liability balance at the beginning of the period was $4.9 million and $0.8 million, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.
Remaining Performance Obligations
The following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of March 31, 2020, as well as the expected timing of recognition of that transaction price.

(In millions)	Short-Term (12 months or less)(1)	Long-Term	Total
Total transaction price	$6.5	$8.7	$15.2

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
All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our lease receivable balance at March 31, 2020 was:

(in millions)	Short-Term (12 months or less)	Long-Term	Total
Total lease receivable (Sales-type and Operating)	$4.9	$9.8	$14.7

Lessee
Sealed Air has contractual obligations as a lessee with respect to warehouses, offices, manufacturing facilities, IT equipment, automobiles, and material production equipment.
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
We utilize the short-term lease recognition exemption for all asset classes as part of our on-going accounting under ASC 842. This means, for those leases that qualify, we will not recognize right of use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets. We have also elected the practical expedient to not separate lease and non-lease components for all asset classes, meaning all consideration that is fixed, or in-substance fixed, will be captured as part of our lease components for balance sheet purposes. Furthermore, all variable payments included in lease agreements will be disclosed as variable lease expense when incurred. Generally, variable lease payments are based on usage and common area maintenance. These payments will be included as variable lease expense when recognized.
The following table details our lease obligations included in our Condensed Consolidated Balance Sheets.

(in millions)	March 31, 2020	December 31, 2019
Other non-current assets:
Finance leases - ROU assets	$57.6	$54.8
Finance leases - Accumulated depreciation	(17.5)	(15.0)
Operating lease right-of-use-assets:
Operating leases - ROU assets	113.9	118.8
Operating leases - Accumulated depreciation	(32.1)	(28.7)
Total lease assets	$121.9	$129.9
Current portion of long-term debt:
Finance leases	$(11.8)	(10.4)
Current portion of operating lease liabilities:
Operating leases	(24.1)	(26.2)
Long-term debt, less current portion:
Finance leases	(27.4)	(28.7)
Long-term operating lease liabilities, less current portion:
Operating leases	(59.9)	(65.7)
Total lease liabilities	$(123.2)	$(131.0)

At March 31, 2020, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(in millions)	Operating leases	Finance leases
Remainder of 2020	$21.4	$9.6
2021	22.9	10.1
2022	16.4	5.9
2023	11.8	3.6
2024	7.9	2.0
Thereafter	16.0	13.5
Total lease payments	96.4	44.7
Less: Interest	(12.4)	(5.5)
Present value of lease liabilities	$84.0	$39.2
The following lease cost is included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2020	2019
Lease cost(1)
Finance leases
Amortization of ROU assets	$2.7	$2.1
Interest on lease liabilities	0.5	0.5
Operating leases	8.1	8.4
Short-term lease cost	0.9	0.9
Variable lease cost	1.6	1.0
Total lease cost	$13.8	$12.9

(1) With the exception of Interest on lease liabilities, we record lease costs to Cost of sales or Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations, depending on the use of the leased asset. Interest on lease liabilities is recorded to Interest expense, net on the Condensed Consolidated Statement of Operations.

	Three Months Ended March 31,
(in millions)	2020	2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$1.4	$0.5
Operating cash flows - operating leases	$8.8	$8.6
Financing cash flows - finance leases	$3.0	$2.3

ROU assets obtained in exchange for new finance lease liabilities	$3.4	$5.4
ROU assets obtained in exchange for new operating lease liabilities	$3.3	$3.8

	Three Months Ended March 31,
	2020	2019
Weighted average information:
Finance leases
Remaining lease term (in years)	6.2	7.8
Discount rate	5.0%	5.5%
Operating leases
Remaining lease term (in years)	4.8	5.1
Discount rate	5.1%	5.6%

Note 5 Acquisitions
Acquisitions
Automated Packaging Systems, LLC
On August 1, 2019 the Company acquired 100% of the limited liability company interest in Automated Packaging Systems, LLC, formerly, Automated Packaging Systems, Inc. (“Automated”), a manufacturer of automated bagging systems. The acquisition is included in our Product Care reporting segment. Automated offers opportunities to expand the Company's automated solutions and into adjacent markets.
Cash paid for Automated was $441.4 million. The preliminary opening balance sheet includes $58.2 million of assumed liabilities in connection with a deferred incentive compensation plan for Automated's European employees. Of this amount $19.7 million was paid during the fourth quarter 2019. Sealed Air will make the remaining payments to deferred incentive compensation plan participants in approximately equal installments in 2020 and 2021.
The purchase price was primarily funded with proceeds from the incremental term facility provided for under an amendment to our Credit Facility, as described in Note 14, "Debt and Credit Facilities," of the Notes to Condensed Consolidated Financial Statements. For the three months ended March 31, 2020, transaction expenses recognized for the Automated acquisition were $0.2 million. These expenses primarily relate to the first quarter purchase price adjustment and are included within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table summarizes the consideration transferred to acquire Automated and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed. The allocation of purchase price is still preliminary as the Company is still finalizing the final purchase price adjustment with the seller and must finalize other aspects of the valuation including deferred taxes and intangible valuations. Preliminary estimates will be finalized within one year of the date of acquisition.

	Revised Preliminary Allocation	Measurement Period	Revised Preliminary Allocation
(In millions)	As of August 1, 2019	Adjustments	As of March 31, 2020
Total consideration transferred	$445.7	$(4.3)	$441.4

Assets:
Cash and cash equivalents	16.0	(0.2)	15.8
Trade receivables, net	37.3	—	37.3
Other receivables	0.3	—	0.3
Inventories, net	40.7	(0.7)	40.0
Prepaid expenses and other current assets	2.3	—	2.3
Property and equipment, net(1)	76.9	9.3	86.2
Identifiable intangible assets, net(1)	81.1	(0.6)	80.5
Goodwill	261.3	(13.4)	247.9
Operating lease right-of-use-assets	—	4.3	4.3
Other non-current assets	24.7	1.2	25.9
Total assets	$540.6	$(0.1)	$540.5
Liabilities:
Accounts payable	12.0	—	12.0
Current portion of long-term debt	2.6	—	2.6
Current portion of operating lease liabilities	—	1.5	1.5
Other current liabilities	56.2	(2.2)	54.0
Long-term debt, less current portion	4.3	—	4.3
Long-term operating lease liabilities, less current portion	—	2.8	2.8
Deferred taxes	—	0.5	0.5
Other non-current liabilities	19.8	1.6	21.4
Total liabilities	$94.9	$4.2	$99.1

(1)In the Preliminary Allocation as of August 1, 2019, $2.4 million of software was initially recorded as computer hardware within Property and equipment, net as disclosed in the 2019 Form 10-K. The asset represents software acquired and has been reclassified in identifiable intangible assets, net within Revised Preliminary Allocation in the table above.
Measurement period adjustments recorded during the three months ended March 31, 2020 and the change in consideration transferred were primarily a result of net working capital and purchase price settlements with the seller of $4.3 million.
The following table summarizes the acquired identifiable intangible assets, net and their useful lives.

	Amount	Useful life
	(in millions)	(in years)
Customer relationships	$28.9	13.0
Trademarks and tradenames	15.6	9.1
Capitalized software	2.4	3.0
Technology	29.6	6.4
Backlog	4.0	0.4
Total intangible assets with definite lives	$80.5
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

Other non-current assets include the net overfunded position of a closed defined benefit pension plan in the United Kingdom. Refer to Note 17, "Defined Benefit Pension Plans and Other Post-Employment Benefit Plans," of the Notes to Condensed Consolidated Financial Statements for more detail on the Company's other defined benefit pension plans.
In conjunction with the acquisition and subsequent integration, the Company expects to incur restructuring charges. No restructuring accrual is included in our opening balance sheet as the liability did not exist at the time of acquisition. Refer to Note 13, "Restructuring Activities," of the Notes to Condensed Consolidated Financial Statements for more detail on the Company's restructuring activity.
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
Note 6 Segments
The Company’s segment reporting structure consists of two reportable segments as follows and a Corporate category:
•Food Care; and
•Product Care.
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

The following tables show Net Sales and Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
(In millions)	2020	2019
Net Sales:
Food Care	$690.3	$680.0
As a % of Total Company net sales	58.8%	61.1%
Product Care	483.6	432.7
As a % of Total Company net sales	41.2%	38.9%
Total Company Net Sales	$1,173.9	$1,112.7

	Three Months Ended March 31,
(In millions)	2020	2019
Adjusted EBITDA from continuing operations
Food Care	$156.3	$142.9
Adjusted EBITDA Margin	22.6%	21.0%
Product Care	92.8	75.0
Adjusted EBITDA Margin	19.2%	17.3%
Corporate	4.1	(2.1)
Total Company Adjusted EBITDA from continuing operations	$253.2	$215.8
Adjusted EBITDA Margin	21.6%	19.4%
The following table shows a reconciliation of net earnings before income tax provision to Total Company Adjusted EBITDA from continuing operations:

	Three Months Ended March 31,
(In millions)	2020	2019
Earnings before income tax provision	$147.2	$94.7
Interest expense, net	44.4	44.9
Depreciation and amortization, net of adjustments(1)	51.5	40.2
Special Items:
Restructuring charges(2)	0.6	7.4
Other restructuring associated costs(3)	4.0	16.7
Foreign currency exchange loss due to highly inflationary economies	0.9	0.8
Charges related to acquisition and divestiture activity	2.9	3.7
Other Special Items(4)	1.7	7.4
Pre-tax impact of Special Items	10.1	36.0
Total Company Adjusted EBITDA from continuing operations	$253.2	$215.8

(1)Depreciation and amortization by segment were as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Food Care	$29.0	$26.2
Product Care	22.5	14.9
Total Company depreciation and amortization(i)	$51.5	$41.1
Depreciation and amortization adjustments	—	(0.9)
Depreciation and amortization, net of adjustments	$51.5	$40.2

(i) Includes share-based incentive compensation of $8.5 million and $8.4 million for the three months ended March 31, 2020 and 2019, respectively.

(2)Restructuring charges by segment were as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Food Care	$0.3	$3.8
Product Care	0.3	3.6
Total Company restructuring charges	$0.6	$7.4

(3)Other restructuring associated costs for the three months ended March 31, 2020 primarily relate to fees paid to third-party consultants in support of Reinvent SEE. Other restructuring associated costs for the three months ended March 31, 2019 primarily relate to fees paid to third-party consultants in support of Reinvent SEE and costs associated with property consolidations and machinery and equipment relocations resulting from Reinvent SEE. See Note 13, "Restructuring Activities," to the Condensed Consolidated Financial Statements for additional information related to our Reinvent SEE and our restructuring program.
(4)Other Special Items for the three months ended March 31, 2019, primarily included fees related to professional services mainly legal fees, directly associated with Special Items or events that are considered one-time or infrequent.

Assets by Reportable Segments

The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventory, net; property and equipment, net; goodwill; intangible assets, net; and leased systems, net.

(In millions)	March 31, 2020	December 31, 2019
Assets allocated to segments:
Food Care	$1,923.8	$1,997.8
Product Care	2,701.8	2,762.9
Total segments	4,625.6	4,760.7
Assets not allocated:
Cash and cash equivalents	$274.6	$262.4
Assets held for sale	1.8	2.8
Income tax receivables	15.9	32.8
Other receivables	74.3	80.3
Deferred taxes	228.8	238.6
Other	450.0	387.6
Total	$5,671.0	$5,765.2

Note 7 Inventories, net

The following table details our inventories, net:

(In millions)	March 31, 2020	December 31, 2019
Raw materials	$100.4	$99.2
Work in process	130.4	136.2
Finished goods	337.4	334.9
Total	$568.2	$570.3

Note 8 Property and Equipment, net

The following table details our property and equipment, net:

(In millions)	March 31, 2020	December 31, 2019
Land and improvements	$47.1	$50.7
Buildings	739.0	747.0
Machinery and equipment	2,399.3	2,453.2
Other property and equipment	136.3	141.3
Construction-in-progress	107.8	127.9
Property and equipment, gross	3,429.5	3,520.1
Accumulated depreciation and amortization	(2,327.3)	(2,378.2)
Property and equipment, net	$1,102.2	$1,141.9
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended March 31,
(In millions)	2020	2019
Interest cost capitalized	$1.9	$1.8
Depreciation and amortization expense for property and equipment	$34.0	$28.3

Note 9 Goodwill and Identifiable Intangible Assets, net
Goodwill
The following table shows our goodwill balances by reportable segment. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of March 31, 2020, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. As part of our on-going assessment of goodwill impairment considerations, the Company considered the impact that COVID-19 has had on equity valuations and the overall economic environment, more specifically on the markets in which our products are sold. The Company does not believe that the impact of the COVID-19 pandemic on the business to date has triggered a need to perform a quantitative impairment test on goodwill due to the significant headroom of all reporting units as of our most recent annual test and in consideration of the Company's recent and expected long-term financial performance. We will continue to assess COVID-19's impact on our business including any indicators of goodwill impairment.

(In millions)	Food Care	Product Care	Total
Gross Carrying Value at December 31, 2019	$577.2	$1,830.0	$2,407.2
Accumulated impairment(1)	(49.3)	(141.0)	(190.3)
Carrying Value at December 31, 2019	$527.9	$1,689.0	$2,216.9
Acquisition, purchase price and other adjustments	—	(6.0)	(6.0)
Currency translation	(8.7)	(6.4)	(15.1)
Carrying Value at March 31, 2020	$519.2	$1,676.6	$2,195.8

(1)There has been no change to our accumulated impairment balance during the three months March 31, 2020.

Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net. As of March 31, 2020, there were no impairment indicators present.

	March 31, 2020			December 31, 2019
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$99.2	$(31.2)	$68.0	$102.0	$(30.5)	$71.5
Trademarks and tradenames	30.5	(5.3)	25.2	31.1	(4.3)	26.8
Software	101.8	(68.2)	33.6	95.3	(62.8)	32.5
Technology	66.1	(28.6)	37.5	66.8	(27.2)	39.6
Contracts	13.2	(10.5)	2.7	13.2	(10.4)	2.8
Total intangible assets with definite lives	310.8	(143.8)	167.0	308.4	(135.2)	173.2
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$319.7	$(143.8)	$175.9	$317.3	$(135.2)	$182.1
The following table shows the remaining estimated future amortization expense at March 31, 2020.

Year	Amount (in millions)
Remainder of 2020	$28.6
2021	27.1
2022	20.3
2023	14.6
2024	13.8
Thereafter	62.6
Total	$167.0

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
As of March 31, 2020, the maximum purchase limit for receivable interests was $50.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $50.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of March 31, 2020, the amount available under the program was $49.1 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

The program expires annually in the fourth quarter and is renewable.
European Accounts Receivable Securitization Program
We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks and issuers of commercial paper administered by these banks. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV and are exposed to the risk of uncollectable receivables held by the SPV. Therefore, the SPV is consolidated in our Condensed Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as short-term borrowings on our Condensed Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
As of March 31, 2020, the maximum purchase limit for receivable interests was €80.0 million ($88.4 million equivalent at March 31, 2020), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of March 31, 2020, the amount available under this program before utilization was €68.4 million ($75.5 million equivalent as of March 31, 2020).
This program expires annually in August and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of March 31, 2020, there were no amounts borrowed under our U.S. program and €67.2 million ($74.3 million equivalent at March 31, 2020) borrowed under our European program. As of December 31, 2019, there were no amounts borrowed under our U.S. or European programs. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. The total interest paid for these programs was $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at March 31, 2020.
Note 11 Accounts Receivable Factoring Agreements
The Company has entered into factoring agreements and customers' supply chain financing arrangements, to sell certain receivables to unrelated third-party financial institutions. These programs are entered into in the normal course of business. We account for these transactions in accordance with ASC 860, "Transfers and Servicing" ("ASC 860"). ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to exclude the balances sold under the program from Accounts receivable, net on the Condensed Consolidated Balance Sheets. Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has no continuing involvement in the transferred receivables. In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold.
Gross amounts factored under this program for the three months ended March 31, 2020 and 2019 were $113.8 million and $72.9 million, respectively. The fees associated with transfer of receivables for all programs were approximately $0.6 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.
Note 12 Credit Losses
We are exposed to credit losses primarily through our sales of packaging solutions to third-party customers. Our customer's (the counterparty) ability to pay is assessed through our internal credit review processes. Based on the dollar value of credit extended, we assess our customers' credit by reviewing the total expected receivable exposure, expected timing of payments and the customer’s established credit rating. In determining customer creditworthiness, we assess our customers' credit utilizing different resources including external credit validations and/or our own assessment through analysis of the customers' financial statements and review of trade/bank references. We also consider contract terms and conditions, country and political risk, and the customer's mix of products purchased (for example: equipment vs. consumables) in our evaluation. A credit limit is established for each customer based on the outcome of this review. Credit limits are reviewed at least annually for existing customers.
We monitor our ongoing credit exposure through active review of counterparty balances against contract terms and due dates. Our activities are performed at both the country/entity level as well as the regional level. Monitoring and review activities include account reconciliations, analysis of aged receivables, resolution status review for disputed amounts, and identification and remediation of counter-parties experiencing payment issues. Our management reviews current credit exposure at least quarterly based on level of risk and amount of exposure.
When necessary, we utilize collection agencies and legal counsel to pursue recovery of defaulted receivables. Trade receivable balances are written-off when deemed to be uncollectible and after collection efforts have been exhausted. Our historical credit losses have been less than 0.1% of net trade sales over the last three years.
Our allowance for credit losses on trade receivables is assessed at the end of each quarter based on an analysis of historical losses and our assessment of future expected losses. All customer accounts are actively managed and no losses in excess of our allowance are expected as of March 31, 2020. We are monitoring the impact that COVID-19 may have on outstanding receivables. While it is difficult to assess the future exposure as a direct result of the economic conditions arising from COVID-19, we have not yet seen significant deterioration in aging or collections and have not increased our allowance for credit losses on trade receivables as a result of COVID-19. Our overall balance of allowance for credit losses on trade receivables has increased by $0.2 million.
At March 31, 2020, our trade receivable balance was $491.5 million, net of allowances of $8.4 million. At December 31, 2019, our allowance for credit losses on trade receivable (allowance for bad debt) was $8.2 million. For the three months ended March 31, 2020, $1.1 million was charged to our allowance for credit losses related to our trade receivables.
Note 13 Restructuring Activities
For the three months ended March 31, 2020, the Company incurred $0.6 million of restructuring charges and $4.0 million of other related costs for our restructuring program. These charges were primarily a result of restructuring and associated costs in connection with the Company’s Reinvent SEE strategy.
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
The Board of Directors has approved cumulative restructuring spend of $840 to $885 million for the Program. Restructuring spend is estimated to be incurred as follows:

(in millions)	Total Restructuring Program Range		Less Cumulative Spend to Date	Remaining Restructuring Spend(2)
	Low	High		Low	High
Costs of reduction in headcount as a result of reorganization	$355	$370	$(326)	$29	$44
Other expenses associated with the Program	230	245	(202)	28	43
Total expense	$585	$615	$(528)	$57	$87
Capital expenditures	255	270	(239)	16	31
Total estimated cash cost(1)	$840	$885	$(767)	$73	$118

(1) Total estimated cash cost excludes the impact of proceeds expected from the sale of property and equipment and foreign currency impact.

(2) Remaining restructuring spend primarily consists of restructuring costs associated with the Company’s Reinvent SEE strategy.

The Company has a restructuring program related to recent acquisitions. We did not incur any restructuring spend related to this program for the three months ended March 31, 2020 and 2019. See Note 5, "Acquisitions," to the Notes to Condensed Consolidated Financial Statements for additional information related to our acquisitions.
The following table details our restructuring activities reflected in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In millions)	2020	2019
Other associated costs	$4.0	$16.7
Restructuring charges	0.6	7.4
Total charges	$4.6	$24.1
Capital expenditures	$0.2	$0.5
The restructuring accrual, spending and other activity for the three months ended March 31, 2020 and the accrual balance remaining at March 31, 2020 related to these programs were as follows:

(In millions)
Restructuring accrual at December 31, 2018	$37.5
Accrual and accrual adjustments	41.9
Cash payments during 2019	(47.6)
Effect of changes in foreign currency exchange rates	(0.3)
Restructuring accrual at December 31, 2019	$31.5
Accrual and accrual adjustments	0.6
Cash payments during 2020	(11.5)
Effect of changes in foreign currency exchange rates	(1.1)
Restructuring accrual at March 31, 2020	$19.5

We expect to pay $18.3 million of the accrual balance remaining at March 31, 2020 within the next twelve months. This amount is included in accrued restructuring costs on the Condensed Consolidated Balance Sheets at March 31, 2020. The remaining accrual of $1.2 million is expected to be paid substantially by the end of 2021. This amount is included in other non-current liabilities on our Condensed Consolidated Balance Sheets at March 31, 2020.

One of the components of Reinvent SEE was to enhance the operational efficiency of the Company by acting as 'One SEE'. The program was approved by our Board of Directors as a consolidated program benefiting both Food Care and Product Care, as such expected program spend by reporting segment is not available. However, of the restructuring accrual of $19.5 million as of March 31, 2020, $11.8 million was attributable to Food Care and $7.7 million was attributable to Product Care.

Note 14 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth in the following table:

(In millions)	Interest rate	March 31, 2020	December 31, 2019
Short-term borrowings(1)		$166.4	$98.9
Current portion of long-term debt(2)		20.8	16.7
Total current debt		187.2	115.6
Term Loan A due August 2022		474.5	474.6
Term Loan A due July 2023		213.5	218.2
Senior Notes due December 2022	4.875%	422.2	421.9
Senior Notes due April 2023	5.250%	422.2	422.0
Senior Notes due September 2023	4.500%	439.7	445.6
Senior Notes due December 2024	5.125%	422.1	421.9
Senior Notes due September 2025	5.500%	397.5	420.4
Senior Notes due December 2027	4.000%	420.5	397.4
Senior Notes due July 2033	6.875%	445.7	445.7
Other(2)		29.3	30.9
Total long-term debt, less current portion(3)		3,687.2	3,698.6
Total debt(4)		$3,874.4	$3,814.2

(1)Short-term borrowings of $166.4 million at March 31, 2020 are comprised of $82.3 million under our revolving credit facility, $74.3 million under our European securitization program and $9.8 million of short-term borrowings from various lines of credit. Short-term borrowings of $98.9 million at December 31, 2019 were comprised $89.0 million under our revolving credit facility and $9.9 million of short-term borrowings from various lines of credit.
(2)Current portion of long-term debt includes finance lease liabilities of $11.8 million and $10.4 million at March 31, 2020 and December 31, 2019, respectively. Other debt includes long-term liabilities associated with our finance leases of $27.4 million and $28.7 million at March 31, 2020 and December 31, 2019, respectively. See Note 4, "Leases," of the Notes to Condensed Consolidated Financial Statements for additional information on finance and operating lease liabilities.
(3)Amounts are net of unamortized discounts and issuance costs of $23.7 million as March 31, 2020 and $24.6 million as of December 31, 2019.
(4)As of March 31, 2020, our weighted average interest rate on our short-term borrowings outstanding was 1.3% and on our long-term debt outstanding was 4.7%. As of December 31, 2019, our weighted average interest rate on our short-term borrowings outstanding was 5.0% and on our long-term debt outstanding was 4.8%.
Senior Notes
2019 Activity
On November 26, 2019, Sealed Air issued $425 million aggregate principal amount of 4.00% Senior Notes due December 1, 2027. The proceeds were used to repurchase and discharge the Company's $425 million 6.50% Senior Notes due 2020. The aggregate repurchase price was $452.0 million, which included the principal amount of $425 million, a premium of $15.5 million and accrued interest of $11.5 million. We recognized a pre-tax loss of $16.1 million on the extinguishment, including the premium mentioned above and $1.2 million of accelerated amortization of non-lender fees partially offset by a $0.6 million gain on the settlement of interest rate swaps. We also capitalized $3.5 million of non-lender fees incurred in connection with the 4.00% Senior Notes which are included in long-term debt, less current portion on our Condensed Consolidated Balance Sheets.
Amended and Restated Senior Secured Credit Facility
On August 1, 2019, Sealed Air Corporation, on behalf of itself and certain of its subsidiaries, and Sealed Air Corporation (US) entered into an amendment and incremental assumption agreement (the “Amendment”) further amending the Third Amended and Restated Syndicated Credit Facility Agreement (the “Credit Facility”). The Amendment provides for a new incremental term facility in an aggregate principal amount of $475 million, to be used, in part, to finance the acquisition of Automated. In addition, we incurred $0.4 million of lender and third-party fees included in carrying amounts of outstanding debt. See Note 5, "Acquisitions," of the Notes to Condensed Consolidated Financial Statements for additional information related to the Automated acquisition.

Short-term Borrowings

The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the revolving credit facility, and the amounts available under our accounts receivable securitization programs.

(In millions)	March 31, 2020	December 31, 2019
Used lines of credit(1)	$166.4	$98.9
Unused lines of credit	1,231.9	1,245.2
Total available lines of credit(2)	$1,398.3	$1,344.1

(1)Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.
(2)Of the total available lines of credit, $1,124.6 million was committed as of March 31, 2020.
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Our Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio of debt to EBITDA. We were in compliance with the above financial covenants and limitations at March 31, 2020.
Note 15 Derivatives and Hedging Activities
We report all derivative instruments on our Condensed Consolidated Balance Sheets at fair value and establish criteria for designation and effectiveness of transactions entered into for hedging purposes.
As a global organization, we face exposure to market risks, such as fluctuations in foreign currency exchange rates and interest rates. To manage the volatility relating to these exposures, we enter into various derivative instruments from time to time under our risk management policies. We designate derivative instruments as hedges on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments offset in part or in whole corresponding changes in the fair value or cash flows of the underlying exposures being hedged. We assess the initial and ongoing effectiveness of our hedging relationships in accordance with our policy. We do not purchase, hold or sell derivative financial instruments for trading purposes. Our practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if we determine the underlying forecasted transaction is no longer probable of occurring.
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
Net unrealized after-tax gains/losses related to cash flow hedging activities that were included in AOCL were a $5.0 million gain and a $1.2 million loss for the three months ended March 31, 2020 and 2019, respectively. The unrealized amounts in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.

We estimate that $3.7 million of net unrealized gains related to cash flow hedging activities included in AOCL will be reclassified into earnings within the next twelve months.

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

Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At March 31, 2020 and December 31, 2019, we had no outstanding interest rate swaps.

Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The decrease in the translated value of the debt was $8.0 million ($6.0 million net of tax) as of March 31, 2020 and is reflected in AOCL on our Condensed Consolidated Balance Sheets.
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

Fair Value of Derivative Instruments
See Note 16, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow Hedge		Non-Designated as Hedging Instruments		Total
(In millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Derivative Assets
Foreign currency forward contracts and options	$4.9	$0.2	$7.1	$2.6	$12.0	$2.8
Total Derivative Assets	$4.9	$0.2	$7.1	$2.6	$12.0	$2.8

Derivative Liabilities
Foreign currency forward contracts	$(0.1)	$(2.0)	$(9.9)	$(2.0)	$(10.0)	$(4.0)
Total Derivative Liabilities(1)	$(0.1)	$(2.0)	$(9.9)	$(2.0)	$(10.0)	$(4.0)
Net Derivatives(2)	$4.8	$(1.8)	$(2.8)	$0.6	$2.0	$(1.2)

(1)Excludes €400.0 million of euro-denominated debt ($439.7 million equivalent at March 31, 2020 and $445.6 million equivalent at December 31, 2019), designated as a net investment hedge.
(2)The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities
(In millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Gross position	$12.0	$2.8	$(10.0)	$(4.0)
Impact of master netting agreements	(3.0)	(1.1)	3.0	1.1
Net amounts recognized on the Condensed Consolidated Balance Sheets	$9.0	$1.7	$(7.0)	$(2.9)

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized on	Three Months Ended March 31,
(In millions)	Condensed Consolidated Statements of Operations	2020	2019
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$1.1	$0.6
Sub-total cash flow hedges		1.1	0.6
Fair Value Hedges:
Interest rate swaps	Interest expense, net	0.1	0.1
Derivatives not designated as hedging instruments:
Foreign currency forward and option contracts	Other income (expense), net	(0.8)	(2.7)
Total		$0.4	$(2.0)

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

	March 31, 2020
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$42.6	$42.6	$—	$—
Other current assets	$1.4	$1.4	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward and option contracts	$2.0	$—	$2.0	$—

	December 31, 2019
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$41.4	$41.4	$—	$—
Other current assets	$14.4	$14.4	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward and option contracts	$(1.2)	$—	$(1.2)	$—
Cash Equivalents
Our cash equivalents consisted of bank time deposits. Since these are short-term highly liquid investments with remaining maturities of 3 months or less, they present negligible risk of changes in fair value due to changes in interest rates and are classified as Level 1 financial instruments.
Other current assets
Other current assets include primarily time deposits, greater than 90 days to maturity at time of purchase at our insurance captive and are classified as Level 1 financial instruments.
Derivative Financial Instruments
Our foreign currency forward contracts, foreign currency options, interest rate swaps and cross-currency swaps are recorded at fair value on our Condensed Consolidated Balance Sheets using a discounted cash flow analysis that incorporates observable market inputs. These market inputs include foreign currency spot and forward rates, and various interest rate curves, and are obtained from pricing data quoted by various banks, third-party sources and foreign currency dealers involving identical or comparable instruments. Such financial instruments are classified as Level 2.
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
Foreign currency forward contracts and options are included in Prepaid expenses and other current assets and Other current liabilities on the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.
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
The table below shows the carrying amounts and estimated fair values of our debt, excluding our lease liabilities.

		March 31, 2020		December 31, 2019
(In millions)	Interest rate	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A Facility due August 2022		$474.5	$474.5	$474.6	$474.6
Term Loan A Facility due July 2023(1)		221.8	221.8	223.8	223.8
Senior Notes due December 2022	4.875%	422.2	429.0	421.9	450.1
Senior Notes due April 2023	5.250%	422.2	435.0	422.0	454.1
Senior Notes due September 2023	4.500%	439.7	463.4	445.6	509.5
Senior Notes due December 2024	5.125%	422.1	423.8	421.9	458.9
Senior Notes due September 2025	5.500%	397.5	403.8	397.4	441.2
Senior Notes due December 2027	4.000%	420.5	389.7	420.4	431.5
Senior Notes due July 2033	6.875%	445.7	450.1	445.7	528.8
Other foreign borrowings(1)		163.4	163.5	12.1	12.4
Other domestic borrowings		5.0	5.0	89.0	89.0
Total debt(2)		$3,834.6	$3,859.6	$3,774.4	$4,073.9

(1)Includes borrowings denominated in currencies other than US dollars.
(2)The carrying amount and estimated fair value of debt exclude lease liabilities.
Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets and asset retirement obligations.

Note 17 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
The following table shows the components of our net periodic benefit cost (income) for our defined benefit pension plans for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost (income):
Service cost	$—	$1.1	$1.1	$—	$1.0	$1.0
Interest cost	1.3	3.0	4.3	1.7	3.7	5.4
Expected return on plan assets	(2.2)	(5.0)	(7.2)	(1.8)	(6.1)	(7.9)
Amortization of net actuarial loss	0.4	1.2	1.6	0.3	0.9	1.2
Net periodic cost (income)	$(0.5)	$0.3	$(0.2)	$0.2	$(0.5)	$(0.3)
Cost of settlement	—	—	—	—	0.2	0.2
Total benefit cost (income)	$(0.5)	$0.3	$(0.2)	$0.2	$(0.3)	$(0.1)
The following table shows the components of our net periodic benefit cost for our other post-retirement employee benefit plans for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In millions)	2020	2019
Components of net periodic benefit cost:
Interest cost	$0.3	$0.4
Amortization of net prior service credit	(0.1)	(0.1)
Net periodic benefit cost	$0.2	$0.3

Note 18 Income Taxes

Coronavirus Aid, Relief and Economic Security Act
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.
In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three months ended March 31, 2020, or to our net deferred tax assets as of March 31, 2020.
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

Our effective income tax rate was 22.2% for the three months ended March 31, 2020. In comparison to the U.S. statutory rate of 21.0%, the Company's effective income tax rate is negatively impacted by foreign earnings taxed at a higher rate, the effect of the global intangible low-taxed income “GILTI” and other foreign income inclusions in the U.S. tax base, state income taxes and non-deductible expenses, and is positively impacted by adjustments associated with the effective settlement of specific uncertain tax positions with the U.S. IRS during the three months ended March 31, 2020.
Our effective income tax rate was 32.1% for the three months ended March 31, 2019. In comparison to the U.S. statutory rate of 21.0%, the Company's effective income tax rate was negatively impacted by foreign earnings taxed at a higher rate, the effect of GILTI and other foreign income inclusions in the U.S. tax base, state income taxes and non-deductible expenses, and is positively impacted by the research and development credit.
There was a negligible change in our valuation allowances for the three months ended March 31, 2020 and 2019.
We reported a net decrease in unrecognized tax positions in the three months ended March 31, 2020 of $10.0 million primarily related to certain settlements with respect to the ongoing U.S. IRS audit for the 2011- 2014 tax years. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax benefits may increase or decrease during the next 12 months as a result of the remaining items of U.S. IRS audit for those years. We reported a net increase in unrecognized tax benefits in the three months ended March 31, 2019 of $2.0 million primarily related to interest accrual on existing positions. Interest and penalties on tax assessments are included in income tax expense.
With respect to the 2014 tax year, the IRS has proposed to disallow the deduction of the approximately $1.49 billion for the settlement payments made pursuant to the Settlement agreement and the reduction of our U.S. federal tax liability by approximately $525 million. Although we believe that we have meritorious defenses to the proposed disallowance and are protesting it with the IRS, this matter may not be resolved in 2020. It is possible that future developments in this matter could have a material impact on the uncertain tax position balances and results of operations, including cash flow, within the next 12 months.
In April 2020 we became aware of a withholding tax regulation that could be interpreted to apply to certain aspects of the intra-group use or transfer of intellectual property. We are evaluating whether the interpretation of this regulation could apply to our facts and circumstances, and, upon conclusion of our analysis, we may establish a reserve related to this matter during the second quarter of 2020. If a reserve is required, we do not expect that the exposure will be material to our results of operations, cash flows or financial position.
Note 19 Commitments and Contingencies

Diversey Sale Clawback Agreement and Receivables
As part of our 2017 sale of Diversey to Diamond (BC) B.V. (the “Buyer”), Sealed Air and the Buyer entered into that certain Letter Agreement (the “Clawback Agreement”), under which Sealed Air could be required to return a portion of the proceeds we received in the sale, if, and to the extent, Diversey failed to achieve a specified minimum gross margin arising from sales of certain products during the one year period following a successful renewal of certain commercial contracts. In the third quarter of 2019, the Buyer submitted a claim to us under the Clawback Agreement seeking such a refund in the amount of $49.2 million, and we delivered a dispute notice to the Buyer in respect to such claim in the fourth quarter of 2019. On April 29, 2020, Sealed Air and the Buyer entered into a Stipulation and Agreement of Settlement and Release (the “Settlement Agreement”), whereby, among other things, the Buyer released us from any and all claims under the Clawback Agreement, and the parties terminated the Clawback Agreement.
Additionally, Sealed Air has a net receivable balance of $1.9 million included within Other Receivables on our Condensed Consolidated Balance Sheets as of March 31, 2020 representing amounts owed to Sealed Air by the Buyer in connection with certain income tax receivables related to taxable periods prior to the sale of Diversey (“Tax Receivables”). Pursuant to the Settlement Agreement, the parties settled their disputes relating to certain other Tax Receivables and other receivables arising out of the Diversey sale, including fees owed to Sealed Air from the Buyer pursuant to the Transition Service Agreement entered into in connection with the sale (“TSA”) and cash held by Diversey in certain non-U.S. jurisdictions as of the sale closing date that Buyer was required to cooperate to deliver to Sealed Air when and as permitted, subject to certain limitations (“Trapped Cash”). Under the Settlement Agreement, Sealed Air relinquished all of its rights to receive any of the Trapped Cash, and the parties further agreed to release each other from any and all claims arising under or with respect to the TSA, the Trapped Cash, and the Clawback Agreement and such other matters as expressly agreed upon in the Settlement Agreement (provided, that, except for those specific matters released, the terms of the Purchase Agreement otherwise remain in effect in accordance with their terms).

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
We are currently under examination by the IRS with respect to the deduction of the approximately $1.49 billion for the 2014 taxable year for the settlement payments made pursuant to the Settlement agreement and the reduction of our U.S. federal tax liability by approximately $525 million. The IRS has proposed to disallow, as a deductible expense, the entirety of the $1.49 billion settlement payments. Although we believe that we have meritorious defenses to the proposed disallowance and are protesting it with the IRS, this matter may not be resolved in 2020. It is possible that future developments in this matter could have a material impact on the uncertain tax position balances and results of operation, including cash flow, within the next 12 months.
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
Guarantees and Indemnification Obligations

We are a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:
•indemnities in connection with the sale of businesses, primarily related to the sale of Diversey. Our indemnity obligations under the relevant agreements may be limited in terms of time, amount or scope. As it relates to certain income tax related liabilities, the relevant agreements may not provide any cap for such liabilities, and the period in which we would be liable would lapse upon expiration of the statute of limitation for assessment of the underlying taxes. Because of the conditional nature of these obligations and the unique facts and circumstances involved in each particular agreement, we are unable to reasonably estimate the potential maximum exposure associated with these items;
•product warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide that products will conform to specifications. We generally do not establish a liability for product warranty based on a percentage of sales or other formula. We accrue a warranty liability on a transaction-specific basis depending on the individual facts and circumstances related to each sale. Both the liability and annual expense related to product warranties are immaterial to our consolidated financial position and results of operations; and
•licenses of intellectual property by us to third parties in which we have agreed to indemnify the licensee against third-party infringement claims.
As of March 31, 2020, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.
Other Matters
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.
Note 20 Stockholders’ Deficit
Repurchase of Common Stock
On May 2, 2018, the Board of Directors increased the total authorization to repurchase the Company's issued and outstanding stock to $1.0 billion. This current program has no expiration date and replaced the previous authorizations.
We did not repurchase any shares during the three months ended March 31, 2020. During the three months ended March 31, 2019, we repurchased 406,586 shares, for approximately $17.7 million with an average purchase price of $43.41 per share. These repurchases were made under open market transactions, including through plans complying with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended and pursuant to the share repurchase program previously authorized by our Board of Directors.
Dividends
On February 13, 2020, our Board of Directors declared a quarterly cash dividend of $0.16 per common share, or $24.9 million, which was paid on March 20, 2020, to stockholders of record at the close of business on March 6, 2020.
The dividends paid in the three months ended March 31, 2020 were recorded as a reduction to cash and cash equivalents and retained earnings on our Condensed Consolidated Balance Sheets. Our credit facility and our notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Statements of Operations. There is no guarantee that our Board of Directors will declare any future dividends.
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
The table below shows our total share-based incentive compensation expense:

	Three Months Ended March 31,
(In millions)	2020	2019
Total share-based incentive compensation expense(1)	$8.5	$8.4

(1)The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock or the expense or income related to certain cash-based awards, however, the amounts include the expense related to share based awards that are settled in cash.

PSU Awards

During the first 90 days of each year, the Organization and Compensation (“O&C”) Committee of our Board of Directors approves PSU awards for our executive officers and other selected employees, which include for each participant a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the three-year performance period. Following the end of the performance period, in addition to shares earned, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. Each PSU is subject to forfeiture if the recipient terminates employment with the Company prior to the end of the three-year award performance period for any reason other than death, disability or retirement. In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant’s number of days of service during the award performance period, further adjusted based on the achievement of the performance goals during the award performance period. PSUs are classified as equity in the Condensed Consolidated Balance Sheets, with the exception of awards that are required by local laws or regulations to be settled in cash. These are classified as either current or non-current liabilities in the Condensed Consolidated Balance Sheets.

2020 Three-year PSU Awards
During the first quarter 2020, the O&C Committee approved awards with a three-year performance period beginning January 1, 2020 to December 31, 2022 for executive officers and other selected employees. The O&C Committee established performance goals, which are (i) total shareholder return (TSR) weighted at 34%, (ii) three-year cumulative average growth rate (CAGR) of consolidated Adjusted EBITDA weighted at 33%, and (iii) Return on Invested Capital (ROIC) weighted at 33%. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares.
The number of PSUs granted and the grant date fair value of the PSUs are shown in the following table:

	TSR	ROIC	Adjusted EBITDA CAGR
February 12, 2020 grant date
Number of units granted	33,335	35,068	35,068
Fair value on grant date	$38.87	$35.86	$35.86
February 13, 2020 grant date
Number of units granted	44,206	42,507	42,507
Fair value on grant date	$34.08	$34.40	$34.40
March 1, 2020 grant date
Number of units granted	31,064	29,690	29,690
Fair value on grant date	$29.85	$30.31	$30.31

The assumptions used to calculate the grant date fair value of the PSUs based on TSR are shown in the following table:

	February 12, 2020 grant date	February 13, 2020 grant date	March 1, 2020 grant date
Expected price volatility	23.7%	23.7%	23.7%
Risk-free interest rate	1.4%	1.4%	0.9%

2017 Three-year PSU Awards
In February 2020, the O&C Committee reviewed the performance results for the 2017-2019 PSUs. Performance goals for these PSUs were based on Adjusted EBITDA margin, net trade sales CAGR and relative TSR. Based on overall performance for 2017-2019 PSUs, these awards paid out at 90.3% of target or 216,581 shares.
Note 21 Accumulated Other Comprehensive Loss

The following table provides details of comprehensive income (loss) for the three months ended March 31, 2020 and 2019:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Losses on Derivative Instruments for net investment hedge	Unrecognized Gains on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2018	$(136.4)	$(744.8)	$(41.9)	$2.7	$(920.4)
Other comprehensive income (loss) before reclassifications	—	15.5	6.8	(0.9)	21.4
Less: amounts reclassified from accumulated other comprehensive loss	0.8	—	—	(0.4)	0.4
Net current period other comprehensive income (loss)	0.8	15.5	6.8	(1.3)	21.8
Balance at March 31, 2019(1)	$(135.6)	$(729.3)	$(35.1)	$1.4	$(898.6)

Balance at December 31, 2019	$(146.1)	$(728.6)	$(34.5)	$0.2	$(909.0)
Other comprehensive (loss) income before reclassifications	(0.1)	(119.3)	4.5	5.3	(109.6)
Less: amounts reclassified from accumulated other comprehensive loss	1.1	—	—	(0.8)	0.3
Net current period other comprehensive income (loss)	1.0	(119.3)	4.5	4.5	(109.3)
Balance at March 31, 2020(1)	$(145.1)	$(847.9)	$(30.0)	$4.7	$(1,018.3)

(1)The ending balance in AOCL includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $9.1 million and $6.4 million as of March 31, 2020 and 2019, respectively.
The following table provides detail of amounts reclassified from AOCL:

	Three Months Ended March 31,
(In millions)	2020(1)	2019(1)	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefits:
Prior service credit	$0.1	$0.1
Actuarial losses	(1.6)	(1.2)
Total pre-tax amount	(1.5)	(1.1)	Other income (expense), net
Tax benefit	0.4	0.3
Net of tax	(1.1)	(0.8)
Net gains on cash flow hedging derivatives:
Foreign currency forward contracts(2)	1.1	0.6	Cost of sales
Total pre-tax amount	1.1	0.6
Tax expense	(0.3)	(0.2)
Net of tax	0.8	0.4
Total reclassifications for the period	$(0.3)	$(0.4)

(1)Amounts in parenthesis indicate changes to earnings (loss).
(2)These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 15, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements for additional details.
Note 22 Other Income (Expense), net

The following table provides details of other income (expense), net:

	Three Months Ended March 31,
(In millions)	2020	2019
Net foreign exchange transaction gain/(loss)	$6.0	$(1.1)
Bank fee expense	(1.1)	(1.2)
Pension income other than service costs	0.8	0.4
Other, net	—	1.2
Other income (expense), net	$5.7	$(0.7)

Note 23 Net Earnings Per Common Share
The following table shows the calculation of basic and diluted net earnings per common share under the two-class method:

	Three Months Ended March 31,
(In millions, except per share amounts)	2020	2019
Basic Net Earnings Per Common Share:
Numerator:
Net earnings	$126.6	$57.5
Distributed and allocated undistributed net earnings to unvested restricted stockholders	(0.1)	(0.1)
Distributed and allocated undistributed net earnings	126.5	57.4
Distributed net earnings - dividends paid to common stockholders	(24.9)	(24.8)
Allocation of undistributed net earnings to common stockholders	$101.6	$32.6
Denominator:
Weighted average number of common shares outstanding - basic	154.5	154.8
Basic net earnings per common share:
Distributed net earnings	$0.16	$0.16
Allocated undistributed net earnings to common stockholders	0.66	0.21
Basic net earnings per common share	$0.82	$0.37
Diluted Net Earnings Per Common Share:
Numerator:
Distributed and allocated undistributed net earnings	$126.5	$57.4
Add: Allocated undistributed net earnings to unvested restricted stockholders	0.1	0.1
Less: Undistributed net earnings reallocated to unvested restricted stockholders	(0.1)	(0.1)
Net earnings available to common stockholders - diluted	$126.5	$57.4
Denominator:
Weighted average number of common shares outstanding - basic	154.5	154.8
Effect of contingently issuable shares	0.1	0.2
Effect of unvested restricted stock units	0.2	0.2
Weighted average number of common shares outstanding - diluted under two-class	154.8	155.2
Effect of unvested restricted stock - participating security	—	0.2
Weighted average number of common shares outstanding - diluted under treasury stock	154.8	155.4
Diluted net earnings per common share	$0.82	$0.37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our Condensed Consolidated Financial Statements and related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2019 Form 10-K and our Consolidated Financial Statements and related notes set forth in Item 8 of Part II of our 2019 Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Statements,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.
Recent Events and Trends

Impact of COVID-19
On March 11, 2020, the World Health Organization declared the Coronavirus Disease 2019 (“COVID-19”) outbreak to be a global pandemic. Additionally, many international heads of state, including the President of the United States have declared the COVID-19 outbreak to be a national emergency in their respective countries. In response to these declarations and the rapid spread of COVID-19 across many countries, including the United States, governmental agencies around the world (including federal, state and local governments in the United States) have implemented varying degrees of restrictions on social and commercial activities to promote social distancing in an effort to slow the spread of the illness. These measures have begun to have a significant adverse impact upon many sectors of the global economy and have resulted in a general contraction of the global economy.
While the impact of COVID-19 and limitation of commercial activities have been wide-spread, employees within “Food and Agriculture” and “Transportation and Logistics,” including their respective supply chains such as packaging material providers have been deemed “Essential Critical Infrastructure Workers” by the U.S. Department of Homeland Security and similarly by other international governmental agencies. These designations cover the majority of Sealed Air employees.
We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including the potential impact on our employees, customers, suppliers, business partners and distribution channels. Sealed Air has established crisis management teams at both the regional and headquarter levels. Our crisis management teams are comprised of cross functional, regional and global leaders covering all aspects of our business.
We operate through our subsidiaries and have a presence in 48 countries/regions, all of which have been impacted in some way by COVID-19. We have operations in both China and Italy, two countries that experienced early effects of the pandemic; we believe that we have adopted reasonable practices that are based on lessons learned from our operations in other countries.
Employee Health and Safety and Business Continuity
The health and safety of Sealed Air’s global employees, suppliers and customers are the Company’s top priority. Safety measures have been implemented at Sealed Air sites such as: enhanced cleaning procedures, employee temperature checks, use of personal protective equipment for location dependent workers, social distancing measures within operating sites, remote work arrangements for non-location dependent employees, visitor access restrictions and significant limitations on travel, particularly in regions with the highest transmission of COVID-19.
Our non-location dependent employees will continue remote work arrangements until it has been deemed appropriate to return to office facilities based on direction from local and federal governments, as well as our Company and regional leadership teams. Enhanced employee safety and other precautionary measures which have been implemented across the Company will continue into the future as appropriate.
In a remote working environment, we continue our efforts to mitigate information technology risks including failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks and security breaches of our networks or systems. Additionally, while we implemented remote working arrangements during the first quarter, we continue to execute all activities related to our internal control over financial reporting. There has not been any change in our internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

While we continue to practice enhanced employee safety and other precautionary measures during this pandemic, there are significant uncertainties regarding the future impact of COVID-19, which we cannot predict.
Supply Chain and Operations
Sealed Air's global operations continue to operate and serve customers' critical needs. We have experienced limited facility closures as a result of government orders in response to the pandemic. Additionally, in some jurisdictions, we have reduced production capacity due to local social distancing requirements which limit the number of employees in our facility. These instances have not had a material impact on our operations. Our operational and manufacturing facility leaders remain in contact with local and regional governments in the communities in which we operate. We continue to closely monitor our location-dependent operations. See Part II, Item 1A, “Risk Factors,” below for additional risks related to the COVID-19 pandemic.
We cannot predict the impact on our operations of continued spread or potential worsening of the COVID-19 pandemic or amplified restrictions on commercial activities by governmental agencies to slow the spread of the virus. The health of our workforce, and our ability to meet staffing needs in our manufacturing facilities, distribution of our products and other critical functions are key to our operations.
Markets We Serve
Many of Sealed Air’s customers have been deemed by governmental entities as “critically essential” based on the U.S. Department of Homeland Security's and other international agencies' standards and are working to meet increased market demands for food, consumer staples and medical supplies. However, some of these customers, including certain meat processors and industrial manufacturers, have had to temporarily suspend production or have been unable to fully staff their operations due to COVID-19 outbreaks. Disruption in our customers' operations could negatively impact our future results of operations. Sealed Air is following these developments closely and supporting customers around the globe during this time period.
During the first quarter, particularly late in the quarter as the impact of COVID-19 intensified around the world, we experienced an increase in demand for packaging solutions for essential materials including all proteins, frozen foods, pantry items, medical equipment and pharmaceuticals. We also experienced an increased demand for consumer goods shipped through e-commerce. Despite higher demand in many of our end markets, some sectors, such as industrial goods, capital-intensive equipment and parts of the food industry including food service and restaurants have experienced significant adverse impacts. Capital-intensive equipment that serves food and protective market segments has been negatively impacted due to customer's re-evaluation of investments and restrictions on third-party installations in light of the current environment.
Uncertainties exist which make it difficult to predict future shifts in the macro-economic environment or customer business dynamics resulting from COVID-19.
Liquidity and Financial Position
As of March 31, 2020 Sealed Air had approximately $1.24 billion of liquidity available, comprised of $275 million in cash, $918 million in an undrawn committed credit facility and amounts available under our accounts receivable securitization program of approximately $50 million. However, the availability of working capital liquidity programs including our accounts receivable securitization and supply chain finance arrangements may be adversely impacted or limited in worsening credit conditions of our customers or deterioration of global credit markets. Additionally, we expect the cost to utilize these programs to increase in tightening credit markets, which will adversely impact the Company. See Note 10, “Accounts Receivable Securitization Programs,” of the Notes to Condensed Consolidated Financial Statements.
The Company does not have long-term debt maturing until August 2022. Most recently, in the fourth quarter 2019, Sealed Air issued $425 million aggregate principal amount of 4.00% Senior Notes due December 1, 2027. The proceeds were used to repurchase and discharge the Company's $425 million 6.50% Senior Notes due 2020. See Note 14, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements.
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Our Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio of debt to EBITDA. As a result of our acquisition of Automated, the maximum covenant leverage ratio of debt to EBITDA has temporarily increased to 5.00 to 1.00 through September 30, 2020. The maximum covenant leverage ratio will return to 4.50 to 1.00 after September 30, 2020. At March 31, 2020, we were in compliance with our debt covenants. We expect continued compliance with our debt covenants including the covenant leverage ratio over the next 12 months. See Note 14, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements.
The economic conditions resulting from COVID-19 have also created significant volatility in global foreign currency exchange rates. While we use financial instruments to hedge certain foreign currency exposures, this does not insulate us completely from foreign currency effects and exposes us to counterparty credit risk for non-performance. See Note 15, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements.
Non-U.S. GAAP Information

We present financial information that conforms to U.S. GAAP. We also present financial information that does not conform to U.S. GAAP, as our management believes it is useful to investors. In addition, non-U.S. GAAP financial measures are used by management to review and analyze our operating performance and, along with other data, as internal measures for setting annual budgets and forecasts, assessing financial performance, providing guidance and comparing our financial performance with our peers. Non-U.S. GAAP financial measures also provide management with additional means to understand and evaluate the core operating results and trends in our ongoing business by eliminating certain expenses and/or gains (which may not occur in each period presented) and other items that management believes might otherwise make comparisons of our ongoing business with prior periods and peers more difficult, obscure trends in ongoing operations or reduce management’s ability to make useful forecasts. Non-U.S. GAAP information does not purport to represent any similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Investors are cautioned against placing undue reliance on these non-U.S. GAAP financial measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures, described below.
The non-U.S. GAAP financial metrics exclude certain specified items (“Special Items”), including restructuring charges and restructuring associated costs, certain transaction and other charges related to acquisitions and divestitures, gains and losses related to acquisitions and divestitures, special tax items or tax benefits (collectively, “Tax Special Items”) and certain other items. We evaluate unusual or Special Items on an individual basis. Our evaluation of whether to exclude an unusual or special item for purposes of determining our non-U.S. GAAP financial measures considers both the quantitative and qualitative aspects of the item, including among other things (i) its nature, (ii) whether or not it relates to our ongoing business operations, and (iii) whether or not we expect it to occur as part of our normal business on a regular basis.
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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is defined as Earnings before Interest Expense, Taxes, Depreciation and Amortization, adjusted to exclude the impact of Special Items. Management uses Adjusted EBITDA as one of many measures to assess the performance of the business. Additionally, Adjusted EBITDA is the performance metric used by the Company's chief operating decision maker to evaluate performance of our reportable segments. Adjusted EBITDA is also a metric used to determine performance in the Company's Annual Incentive Plan. We do not believe there are estimates underlying the calculation of Adjusted EBITDA, other than those inherent in our U.S. GAAP results of operations, which would render the use and presentation of Adjusted EBITDA misleading. While the nature and amount of individual Special Items vary from period to period, we believe our calculation of Adjusted EBITDA is applied consistently to all periods and, in conjunction with other U.S. GAAP and non-U.S. GAAP financial measures, Adjusted EBITDA provides a useful and consistent comparison of our Company's performance to other periods.
The following table shows a reconciliation of U.S. GAAP Net Earnings from continuing operations to non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations:

	Three Months Ended March 31,
(In millions)	2020	2019
Net earnings from continuing operations	$114.5	$64.3
Interest expense, net	44.4	44.9
Income tax provision	32.7	30.4
Depreciation and amortization, net of adjustments(1)	51.5	40.2
Special Items:
Restructuring charges	0.6	7.4
Other restructuring associated costs(2)	4.0	16.7
Foreign currency exchange loss due to highly inflationary economies	0.9	0.8
Charges related to acquisition and divestiture activity	2.9	3.7
Other Special Items(3)	1.7	7.4
Pre-tax impact of Special Items	10.1	36.0
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$253.2	$215.8

(1)Includes depreciation and amortization adjustments of $(0.9) million for the three months ended March 31, 2019.
(2)Other restructuring associated costs for the three months ended March 31, 2020 primarily relate to fees paid to third-party consultants in support of Reinvent SEE. Other restructuring associated costs for the three months ended March 31, 2019 primarily relate to fees paid to third-party consultants in support of Reinvent SEE and costs associated with property consolidations and machinery and equipment relocations resulting from Reinvent SEE. See Note 13, "Restructuring Activities," to the Notes to Condensed Consolidated Financial Statements for additional information related to our Reinvent SEE and our restructuring program.
(3)Other Special Items for the three months ended March 31, 2019, primarily included fees related to professional services, mainly legal fees, directly associated with Special Items or events that are considered one-time or infrequent in nature.
The Company may also assess performance using Adjusted EBITDA Margin. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by net trade sales. We believe that Adjusted EBITDA Margin is a useful measure to assess the profitability of sales made to third parties and the efficiency of our core operations.
Adjusted Net Earnings and Adjusted Earnings Per Share
Adjusted Net Earnings and Adjusted Earnings Per Share (“Adjusted EPS”) are also used by the Company to measure total company performance. Adjusted Net Earnings is defined as U.S. GAAP net earnings from continuing operations excluding the impact of Special Items. Adjusted EPS is defined as our Adjusted Net Earnings divided by the number of diluted shares outstanding. We believe that Adjusted Net Earnings and Adjusted EPS are useful measurements of Company performance, along with other U.S. GAAP and non-U.S. GAAP financial measures, because they incorporate non-cash items of depreciation and amortization, including stock-based compensation, which impact the overall performance and Net Earnings of our business. Additionally, Adjusted Net Earnings and Adjusted EPS reflect the impact of our Adjusted Tax Rate and interest expense on a net and per share basis. While the nature and amount of individual Special Items vary from period to period, we believe our calculation of Adjusted Net Earnings and Adjusted EPS is applied consistently to all periods and, in conjunction with other U.S. GAAP and non-U.S. GAAP financial measures, Adjusted Net Earnings and Adjusted EPS provide a useful and consistent comparison of our Company's performance to other periods.
The following table shows a reconciliation of U.S. GAAP Net Earnings and Diluted Earnings per Share from continuing operations to Non-U.S. GAAP Adjusted Net Earnings and Adjusted EPS from continuing operations.

	Three Months Ended March 31,
	2020		2019
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
U.S. GAAP net earnings and diluted EPS from continuing operations(1)	$114.5	$0.74	$64.3	$0.41
Special Items(2)	(1.1)	(0.01)	27.9	0.18
Non-U.S. GAAP adjusted net earnings and adjusted diluted EPS from continuing operations	$113.4	$0.73	$92.2	$0.59
Weighted average number of common shares outstanding - Diluted		154.8		155.4

(1)Net earnings per common share are calculated under the two-class method.
(2)Includes pre-tax Special Items, less Tax Special Items and the tax impact of Special Items as seen in the following calculation of non-U.S. GAAP Adjusted income tax rate.
Adjusted Tax Rate
We also present our adjusted income tax rate (“Adjusted Tax Rate”). The Adjusted Tax Rate is a measure of our U.S. GAAP effective tax rate, adjusted to exclude the tax impact from the Special Items that are excluded from our Adjusted Net Earnings and Adjusted EPS metrics as well as expense or benefit from any special taxes or Tax Special Items. The Adjusted Tax Rate is an indicator of the taxes on our core business. The tax circumstances and effective tax rate in the specific countries where the Special Items occur will determine the impact (positive or negative) to the Adjusted Tax Rate. While the nature and amount of Tax Special Items vary from period to period, we believe our calculation of the Adjusted Tax Rate is applied consistently to all periods and, in conjunction with our U.S. GAAP effective income tax rate, the Adjusted Tax Rate provides a useful and consistent comparison of the impact that tax expense has on our Company's performance.
The following table shows our calculation of the non-U.S. GAAP Adjusted income tax rate:

	Three Months Ended March 31,
(In millions)	2020	2019
U.S. GAAP Earnings before income tax provision from continuing operations	$147.2	$94.7
Pre-tax impact of Special Items	10.1	36.0
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$157.3	$130.7

U.S. GAAP Income tax provision from continuing operations	$32.7	$30.4
Tax Special Items	8.6	(0.8)
Tax impact of Special Items	2.6	8.9
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$43.9	$38.5

U.S. GAAP Effective income tax rate	22.2%	32.1%
Non-U.S. GAAP Adjusted income tax rate	27.9%	29.5%
Organic and Constant Dollar Measures
In our “Net Sales by Geographic Region,” “Net Sales by Segment” and in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar” and we exclude acquisitions in the first year after closing, divestiture activity and the impact of foreign currency translation when presenting net sales information, which we define as "organic." Changes in net sales excluding the impact of foreign currency translation and/or acquisition and divestiture activity are non-U.S. GAAP financial measures. As a worldwide business, it is important that we take consider the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot control changes in foreign currency exchange rates. Consequently, when our management analyzes our financial results including performance such as sales, cost of goods sold or selling, general and administrative expense, to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our current period results at prior period foreign currency exchange rates. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, our management believes that these presentations are useful internally and may be useful to investors.
Refer to these specific tables presented later in our Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Highlights of Financial Performance
Below are the highlights of our financial performance for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		%
(In millions, except per share amounts)	2020	2019	Change
Net sales	$1,173.9	$1,112.7	5.5%
Gross profit	$390.5	$365.2	6.9%
As a % of net sales	33.3%	32.8%
Operating profit	$186.8	$141.1	32.4%
As a % of net sales	15.9%	12.7%
Net earnings from continuing operations	$114.5	$64.3	78.1%
Gain (Loss) on sale of discontinued operations, net of tax	12.1	(6.8)	#
Net earnings	$126.6	$57.5	#
Basic:
Continuing operations	$0.74	$0.41	80.5%
Discontinued operations	0.08	(0.04)	#
Net earnings per common share - basic	$0.82	$0.37	#
Diluted:
Continuing operations	$0.74	$0.41	80.5%
Discontinued operations	0.08	(0.04)	#
Net earnings per common share - diluted	$0.82	$0.37	#
Weighted average numbers of common shares outstanding:
Basic	154.5	154.8
Diluted	154.8	155.4
Non-U.S. GAAP Adjusted EBITDA from continuing operations(1)	$253.2	$215.8	17.3%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$0.73	$0.59	23.7%

#  Denotes a variance greater or equal to 100% or equal to or less than (100)%.
(1)See "Non-U.S. GAAP Information” for a reconciliation of U.S. GAAP net earnings from continuing operations to non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations.
(2)See “Non-U.S. GAAP Information” for a reconciliation of U.S. GAAP net earnings and diluted earnings per share from continuing operations to our non-U.S. GAAP Adjusted Net Earnings and Adjusted EPS from continuing operations.
Foreign Currency Translation Impact on Condensed Consolidated Financial Results
Since we are a U.S.-domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. Historically, the most significant currencies that have impacted the translation of our Condensed Consolidated Financial Results are the euro, the Australian dollar, the Mexican peso, the British pound, the Canadian dollar, the Brazilian real and the Chinese Renminbi.

The following table presents the approximate favorable or (unfavorable) that impact foreign currency translation had on our Condensed Consolidated Financial Results from continuing operations:

(In millions)	Three Months Ended March 31, 2020
Net sales	$(30.1)
Cost of sales	22.0
Selling, general and administrative expenses	3.3
Net earnings	(4.5)
Adjusted EBITDA	(6.6)

Net Sales by Geographic Region
The following table presents the components of the change in net sales by geographic region for the three months ended March 31, 2020 compared with the same period in 2019. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar” and the change in net sales excluding acquisitions and divestitures and the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as "organic." We believe using constant dollar and organic measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates and large fluctuations due to acquisitions or divestitures.

	Three Months Ended March 31,
(In millions)	North America		EMEA		South America		APAC		Total
2019 Net Sales	$652.2	58.6%	$235.8	21.2%	$54.8	4.9%	$169.9	15.3%	$1,112.7
Price	(13.2)	(2.0)%	(0.6)	(0.3)%	9.0	16.4%	(0.5)	(0.3)%	(5.3)	(0.5)%
Volume(1)	19.4	3.0%	2.5	1.1%	3.9	7.1%	(4.1)	(2.4)%	21.7	2.0%
Total organic change (non-U.S. GAAP)	6.2	1.0%	1.9	0.8%	12.9	23.5%	(4.6)	(2.7)%	16.4	1.5%
Acquisitions	56.3	8.6%	15.0	6.4%	0.1	0.2%	3.5	2.1%	74.9	6.7%
Total constant dollar change (non-U.S. GAAP)	62.5	9.6%	16.9	7.2%	13.0	23.7%	(1.1)	(0.6)%	91.3	8.2%
Foreign currency translation	(1.7)	(0.3)%	(6.6)	(2.8)%	(14.5)	(26.4)%	(7.3)	(4.3)%	(30.1)	(2.7)%
Total change (U.S. GAAP)	60.8	9.3%	10.3	4.4%	(1.5)	(2.7)%	(8.4)	(4.9)%	61.2	5.5%

2020 Net Sales	$713.0	60.7%	$246.1	21.0%	$53.3	4.5%	$161.5	13.8%	$1,173.9

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.

Net Sales by Segment
The following table presents the components of change in net sales by reportable segment for the three months ended March 31, 2020 compared with the same period in 2019. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar” and the change in net sales excluding the impact of foreign currency translation and acquisitions and divestitures, a non-U.S. GAAP measure, which we define as "organic." We believe using constant dollar and organic measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates and large fluctuations due to acquisitions or divestitures.

	Three Months Ended March 31,
(In millions)	Food Care		Product Care		Total Company
2019 Net Sales	$680.0	61.1%	$432.7	38.9%	$1,112.7
Price	(1.7)	(0.2)%	(3.6)	(0.8)%	(5.3)	(0.5)%
Volume(1)	31.4	4.6%	(9.7)	(2.3)%	21.7	2.0%
Total organic change (non-U.S. GAAP)	29.7	4.4%	(13.3)	(3.1)%	16.4	1.5%
Acquisitions	5.6	0.8%	69.3	16.0%	74.9	6.7%
Total constant dollar change (non-U.S.GAAP)	35.3	5.2%	56.0	12.9%	91.3	8.2%
Foreign currency translation	(25.0)	(3.7)%	(5.1)	(1.1)%	(30.1)	(2.7)%
Total change (U.S. GAAP)	10.3	1.5%	50.9	11.8%	61.2	5.5%

2020 Net Sales	$690.3	58.8%	$483.6	41.2%	$1,173.9

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
The following net sales discussion is on a reported and constant dollar basis.
Food Care
Three Months Ended March 31, 2020 Compared with the Same Period in 2019
As reported, net sales increased $10 million, or 2% in 2020 compared with 2019. On a constant dollar basis, net sales increased $35 million, or 5% in 2020 compared with 2019 primarily due to the following:
•higher volumes of $31 million, primarily due to increased demand for protein packaging at the retail level due to COVID-19. Volumes increased in North America, EMEA and South America, and were partially offset by lower volumes in APAC; and
•contributions from acquisition activities of $6 million.
These were partially offset by:
•unfavorable price of $2 million, primarily in North America, APAC and EMEA, partially offset by South America driven by US dollar-based indexed pricing.
Product Care
Three Months Ended March 31, 2020 Compared with the Same Period in 2019
As reported, net sales increased $51 million, or 12%, in 2020 as compared to 2019. On a constant dollar basis, net sales increased $56 million, or 13%, in 2020 compared with 2019 primarily due to the following:
•the contribution of $69 million of sales by Automated.

These were partially offset by:
•lower volume of $10 million, primarily in North America, EMEA and APAC. Decreased volumes were due to the deteriorating global industrial manufacturing, partially offset by the increase in e-commerce demand for consumer staples and medical supplies, both of which were driven by the impact of COVID-19; and
•unfavorable pricing of approximately $4 million, primarily in North America.
Cost of Sales
Cost of sales for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,		%
(In millions)	2020	2019	Change
Net sales	$1,173.9	$1,112.7	5.5%
Cost of sales	783.4	747.5	4.8%
As a % of net sales	66.7%	67.2%

Three Months Ended March 31, 2020 Compared with the Same Period in 2019

As reported, cost of sales increased by $36 million, or 4.8%, in 2020 compared to 2019. Cost of sales was impacted by favorable foreign currency translation of $22 million. Higher cost of sales was primarily driven by higher net sales, resulting from the contribution of recent acquisitions. As a percentage of net sales, cost of sales decreased by 50 basis points, from 67.2% for the three months ended March 31, 2019 to 66.7% for the three months ended March 31, 2020, primarily due to productivity improvements resulting from our Reinvent SEE initiatives, lower input costs and the impact of higher volume in the quarter. Improvements were partially offset by inflationary cost increases including non-material and labor.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2020 and 2019 are included in the table below.

	Three Months Ended March 31,		%
(In millions)	2020	2019	Change
Selling, general and administrative expenses	$194.1	$212.1	(8.5)%
As a % of net sales	16.5%	19.1%
Three Months Ended March 31, 2020 Compared with the Same Period in 2019
As reported, SG&A expenses decreased by $18 million, or 8.5%, in 2020 compared to 2019. SG&A expenses were impacted by favorable foreign currency translation of $3 million. On a constant dollar basis, SG&A expenses decreased $15 million, or 7%. The decrease is primarily driven by lower restructuring associated costs and lower professional service fees, including legal fees, associated with Special Items as well as lower spend in our SG&A functions incurred during the three months ended March 31, 2020 compared to the prior year.
Amortization Expense of Intangible Assets Acquired
Amortization expense of intangible assets acquired for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,		%
(In millions)	2020	2019	Change
Amortization expense of intangible assets acquired	$9.0	$4.6	95.7%
As a % of net sales	0.8%	0.4%

The increase in amortization expense of intangibles for the three months ended March 31, 2020 was primarily related to the August 2019 acquisition of Automated.

Reinvent SEE Strategy and Restructuring Activities

See Note 13, “Restructuring Activities,” of the Notes to Condensed Consolidated Financial Statements for additional details regarding the Company’s restructuring programs discussed below.
In December 2018 the Sealed Air Board of Directors approved a three-year restructuring program as part of the Reinvent Strategy.
Sealed Air has combined the program associated with Reinvent SEE with its previously existing restructuring program (as combined, “the Program”) which was largely related to the elimination of stranded costs following the sale of Diversey. For the three months ended March 31, 2020, the Program generated incremental cost savings of $25 million related to reductions in operating costs, including $14 million from restructuring actions, and $5 million related to actions impacting price cost spread. We expect the Program to generate incremental cost savings of approximately $330 million by the end of 2021. We expect full year Program spend for 2020 and 2021 to be in the range of $80 and $110 million.
We also recorded $4 million in restructuring associated costs for the three months ended March 31, 2020. Restructuring associated costs primarily relate to fees paid to third-party consultants in support of Reinvent SEE.
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
Interest expense, net for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
(In millions)	2020	2019	Change
Interest expense on our various debt instruments:
Term Loan A due August 2022(1)	$3.6	$—	$3.6
Term Loan A due July 2023	1.9	2.2	(0.3)
Revolving credit facility due July 2023	0.4	0.4	—
6.50% Senior Notes due December 2020(2)	—	7.0	(7.0)
4.875% Senior Notes due December 2022	5.4	5.4	—
5.25% Senior Notes due April 2023	5.8	5.8	—
4.50% Senior Notes due September 2023	5.1	5.2	(0.1)
5.125% Senior Notes due December 2024	5.6	5.6	—
5.50% Senior Notes due September 2025	5.6	5.6	—
4.00% Senior Notes due December 2027(2)	4.4	—	4.4
6.875% Senior Notes due July 2033	7.8	7.8	—
Other interest expense	4.1	4.4	(0.3)
Less: capitalized interest	(1.9)	(1.8)	(0.1)
Less: interest income	(3.4)	(2.7)	(0.7)
Total	$44.4	$44.9	$(0.5)

(1)On August 1, 2019, Sealed Air Corporation, on behalf of itself and certain of its subsidiaries, and Sealed Air Corporation (US) entered into an amendment to its existing senior secured credit facility with Bank of America, N.A., as agent, and the other financial institutions party thereto. The amendment provided for a new incremental term facility in an aggregate principal amount of up to $475 million, to be used, in part, to finance the acquisition of Automated. See Note 14, "Debt and Credit Facilities," of the Notes to Condensed Consolidated Financial Statements for further details.
(2)In November 2019, the Company issued $425 million of 4.00% Senior Notes due 2027 and used the proceeds to retire the existing $425 million of 6.50% Senior Notes due 2020. See Note 14, "Debt and Credit Facilities," of the Notes to Condensed Consolidated Financial Statements for further details.
Other Income (Expense), net
Net foreign exchange transaction gain
For the three months ended March 31, 2020, we recorded $6.0 million in net foreign exchange transaction gain, within Other Income (Expense), net in the Condensed Consolidated Statements of Operations. This income was primarily recognized in March as a result of volatile foreign currencies, particularly in emerging markets relative to the US Dollar due to macroeconomic conditions resulting from COVID-19. While we use financial instruments to hedge certain foreign currency exposures, this does not insulate us completely from foreign currency effects and exposes us to counterparty credit risk for non-performance.
See Note 22, “Other Income (Expense), net,” of the Notes to Condensed Consolidated Financial Statements for the remaining components of other income (expense), net.
Income Taxes
Our effective income tax rate for the three months ended March 31, 2020 was 22.2%. The Company expects its annual effective tax rate related to continuing operations for 2020 to be approximately 25% based on its projected mix of earnings, although the actual effective tax rate could vary from the anticipated rate as a result of many factors, including but not limited to the following:

•The actual mix of earnings by jurisdiction, which could fluctuate from the Company’s projection;
•The tax effects of other discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations, which are reflected in the period in which they occur; and
•Any future legislative changes, and any related additional tax planning efforts to address these changes.
Due to the uncertainty in predicting these items, it is possible that the actual effective tax rate used for financial reporting purposes will change in future periods.
Our effective income tax rate for the three months ended March 31, 2019 was 32.1%. In comparison to the U.S. statutory rate of 21%, the Company's effective tax rate was negatively impacted by the mix of earnings, the effect of GILTI and other foreign inclusions in the U.S. tax base and state taxes.
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

There was a negligible change in our valuation allowances for the three months ended March 31, 2020 and March 31, 2019.
We reported a net decrease in unrecognized tax benefits in the three months ended March 31, 2020 of $10 million primarily related to settlements with tax authorities and a net increase of $2 million in the three months ended March 31, 2019 primarily related to interest accruals on existing positions. Interest and penalties on tax assessments are included in income tax expense.
Net Earnings from Continuing Operations
Net earnings for the three months ended March 31, 2020 and 2019 are included in the table below.

	Three Months Ended March 31,		%
(In millions)	2020	2019	Change
Net earnings from continuing operations	$114.5	$64.3	78.1%

Three Months Ended March 31, 2020 Compared With the Same Period in 2019
For the three months ended March 31, 2020, net earnings was favorably impacted by $1 million of Special Items, including the impact of tax audit settlements. The special tax items were partially offset by restructuring and other restructuring associated costs of $5 million ($4 million, net of taxes).
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

	Three Months Ended March 31,		%
(In millions)	2020	2019	Change
Food Care	$156.3	$142.9	9.4%
Adjusted EBITDA Margin	22.6%	21.0%
Product Care	92.8	75.0	23.7%
Adjusted EBITDA Margin	19.2%	17.3%
Corporate	4.1	(2.1)	(295.2)%
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$253.2	$215.8	17.3%
Adjusted EBITDA Margin	21.6%	19.4%

The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment in the three months ended, as compared to the prior year.
Food Care

Three Months Ended March 31, 2020 Compared With the Same Period in 2019

On a reported basis, Adjusted EBITDA increased $13 million in 2020 as compared to the same period in 2019. Adjusted EBITDA was impacted by unfavorable foreign currency translation of approximately $5 million. On a constant dollar basis, Adjusted EBITDA increased approximately $19 million, or 13%, in 2020 compared with the same period in 2019 primarily due to the impact of:
•Reinvent SEE benefits of $20 million driven by restructuring savings of $9 million, actions reducing operating costs by $7 million and improvements to price/cost spread of $4 million; and
•business growth including $12 million from higher volumes.
These were partially offset by:
•inflationary impact resulting in higher non-material manufacturing costs and operating costs of approximately $13 million.
Product Care
Three Months Ended March 31, 2020 Compared With the Same Period in 2019
On a reported basis, Adjusted EBITDA increased $18 million in 2020 compared to the same period in 2019. Adjusted EBITDA was impacted by unfavorable foreign currency translation of $1 million. On a constant dollar basis, Adjusted EBITDA increased $19 million, or 25%, in 2020 compared with the same period in 2019 primarily as a result of:
•Contributions from Automated of $13 million;
•Reinvent SEE benefits of $10 million driven by restructuring savings of $5 million, actions reducing operating costs by $4 million and improvements to price/cost spread of $1 million; and
•favorable price/cost spread of $2 million.
These were partially offset by:
•organic volume decline resulting from the deteriorating industrial market of $3 million; and
•inflationary impact resulting in higher non-material manufacturing costs and direct costs of approximately $3 million.
Corporate
Three Months Ended March 31, 2020 Compared With the Same Period in 2019
The decrease in Corporate expenses by $6 million in the three months ended March 31, 2020 compared to the same period in 2019 was primarily driven by foreign currency gains in 2020.
Liquidity and Capital Resources
Principal Sources of Liquidity
Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our existing lines of credit, under the Third Amended and Restated Syndicated Facility Agreement (as amended, the “Credit Facility”), and our accounts receivable securitization programs. Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, stock repurchases, dividends, debt obligations, restructuring expenses and other long-term liabilities.
COVID-19 has had a significant impact on global economic conditions, including volatile global equity markets and the availability of credit and liquidity. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above over the next twelve months.
As of March 31, 2020, we had cash and cash equivalents of $275 million, of which approximately $224 million, or 82%, was located outside of the U.S. As of March 31, 2020, cash trapped outside of the U.S. was not material. Our U.S. cash balances and committed liquidity facilities available to U.S. borrowers are sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that in the near term cash located outside of the U.S. will be needed to satisfy its obligations, dividends and other demands for cash in the U.S.
Cash and Cash Equivalents

The following table summarizes our accumulated cash and cash equivalents:

(In millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$274.6	$262.4

See “Analysis of Historical Cash Flows” below.
Accounts Receivable Securitization Programs
At March 31, 2020 we had $125 million available to us under our U.S. and European accounts receivable securitization programs, of which we had $74 million borrowed under the European program. At December 31, 2019, we had $127 million available to us under our U.S. and Europeans programs of which we had no borrowings under the European or U.S. programs. See Note 10, “Accounts Receivable Securitization Programs,” of the Notes to Condensed Consolidated Financial Statements for information concerning these programs.
The use of our trade receivable securitization programs impact our cash flow from operating activities differently than our participation in our customer's supply chain financing arrangements or our trade receivable factoring program. Our trade receivable securitization program represents a borrowing against outstanding customer receivables. Therefore, the use or repayment of borrowings under this program is classified as financing activities within our Condensed Consolidated Statement of Cash Flows. We do not recognize the cash flow within operating activities until the outstanding invoice has been paid by our customer. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Consolidated Balance Sheets. See Note 10, “Accounts Receivables Securitization Program,” of the Notes to Condensed Consolidated Financial Statements for further details.
We account for our participation in our customers' supply chain arrangements or our trade receivable factoring program in accordance with ASC 860 which allows the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met. As such, the Company excludes the balances sold under the programs from accounts receivable, net on the Condensed Consolidated Balance Sheets. The sale of outstanding receivables through these programs increases our cash flow from operating activities at the point they are factored. See Note 11, “Accounts Receivables Factoring Agreement,” of the Notes to Condensed Consolidated Financial Statements for further details.
Lines of Credit
At March 31, 2020 and December 31, 2019, we had a $1.0 billion revolving credit facility and $82 million and $89 million of outstanding borrowings under the facility, respectively. There was $10 million outstanding under various lines of credit extended to our subsidiaries at March 31, 2020 and December 31, 2019. See Note 14, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.
LIBOR Phase Out
In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. An alternative to LIBOR has been contemplated in many of our LIBOR-linked instruments and other financial obligations, including our Credit Facility. We do not expect the phase-out of LIBOR to have a material disruption or impact on our financing or liquidity.
Covenants
At March 31, 2020, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 14, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements. As a result of our acquisition of Automated, the maximum covenant leverage ratio of debt to EBITDA under our Credit Facility has temporarily increased to 5.00 to 1.00 through September 30, 2020. The maximum covenant leverage ratio will return to 4.50 to 1.00 after September 30, 2020. At March 31, 2020, we were in compliance with our debt covenants. We expect continued compliance with our debt covenants including the covenant leverage ratio over the next 12 months.

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
These programs did not significantly improve cash provided by operating activities or free cash flow for the three months ended March 31, 2020 compared to prior periods.
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

Outstanding Indebtedness

At March 31, 2020 and December 31, 2019, our total debt outstanding consisted of the amounts set forth in the following table.

(In millions)	March 31, 2020	December 31, 2019
Short-term borrowings	$166.4	$98.9
Current portion of long-term debt	20.8	16.7
Total current debt	187.2	115.6
Total long-term debt, less current portion(1)	3,687.2	3,698.6
Total debt	3,874.4	3,814.2
Less: Cash and cash equivalents	(274.6)	(262.4)
Net Debt	$3,599.8	$3,551.8

(1)Amounts are net of unamortized discounts and debt issuance costs of $24 million as March 31, 2020 and $25 million as of December 31, 2019. See Note 14, “Debt and Credit Facilities,” of the Notes to Condensed Consolidated Financial Statements for further details.

Analysis of Historical Cash Flow

The following table shows the changes in our Condensed Consolidated Statements of Cash Flows in the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(In millions)	2020	2019	Change
Net cash provided by operating activities	$41.0	$65.1	$(24.1)
Net cash used in investing activities	(24.7)	(57.2)	32.5
Net cash provided by (used in) financing activities	29.5	(34.0)	$63.5
Effect of foreign currency exchange rate changes on cash and cash equivalents	(33.6)	(9.6)	(24.0)

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In millions)	2020	2019	Change
Cash flow provided by operating activities	$41.0	$65.1	$(24.1)
Capital expenditures	(48.7)	(49.4)	0.7
Free cash flow	$(7.7)	$15.7	$(23.4)
Operating Activities
Three Months Ended March 31, 2020 Compared With the Same Period in 2019
Net cash provided by operating activities was $41 million in the three months ended March 31, 2020, compared to $65 million used in 2019. The difference was primarily driven by changes in our working capital accounts and other balance sheet items, partially offset by higher net income in 2020 compared to the same period in 2019.
Trade receivables represented a use of cash of $34 million for the three months ended March 31, 2020 compared to a source of cash of $18 million in the same period of 2019. The year over year difference is primarily related to strong collections in the fourth quarter of 2019 impacting the year-end trade receivable balance coupled with strong sales particularly late in the first quarter of 2020.
In addition to the impact of the trade receivables balance on cash flow from operations, several payments made during the three months ended March 31, 2020 were higher than corresponding payments in the first quarter 2019, including incentive compensation payments which were $13 million higher year over year due to the Company's 2019 performance against pre-established metrics and $7 million in higher interest payments of $50 million in the first quarter 2020 compared to payments of $43 million in the prior year, due to deferred interest payments on our Term Loan A related to the Automated acquisition. Additionally, cash contributions made to Company-sponsored pension plans and cash tax payments were $4 million and $3 million higher in the current year compared to the same period last year.
This activity was partially offset by higher net income in the three months ended March 31, 2020 compared to the same period in the prior year. Additionally, cash flow provided by inventory was a use of cash of $28 million in 2020 compared to a use of cash of $54 million for the same period in 2019. The $26 million improvement was primarily driven by higher first quarter sales, particularly near the end of the quarter, which reduced March 31, 2020 inventory balances.
Investing Activities
Three Months Ended March 31, 2020 Compared With the Same Period in 2019
Net cash used in investing activities was $25 million in the three months ended March 31, 2020 compared with $57 million used in 2019. The change was primarily due to the maturity of cash deposits with maturities greater than 90 days (marketable securities) of $12 million. Such amounts were reinvested in time deposits with maturities less than 90 days. The improvement in cash provided by investing activity was also due to an increase in proceeds associated with the sale of property and equipment and previous divestitures of $12 million and the settlement of foreign currency forward contracts of $6 million.
Financing Activities
Three Months Ended March 31, 2020 Compared With the Same Period in 2019
Net cash provided by financing activities was $30 million in the three months ended March 31, 2020, compared to $34 million used in 2019. The change was primarily due to an increase in net proceeds from short-term borrowings of $48 million, primarily due to the use of the European Accounts Receivable Securitization program, net of lower borrowings under the revolving credit facility, and prior year repurchases of common stock of $18 million.
Changes in Working Capital

(In millions)	March 31, 2020	December 31, 2019	Change
Working capital (current assets less current liabilities)	$192.4	$127.8	$64.6
Current ratio (current assets divided by current liabilities)	1.1x	1.1x
Quick ratio (current assets, less inventories divided by current liabilities)	0.7x	0.7x

The $65 million, or 51%, increase in working capital in the three months ended March 31, 2020, was primarily due to a decrease in other current liabilities primarily reflecting the payment of performance-based compensation and profit sharing, partially offset by an net increase in borrowings under our European accounts receivable securitization programs.
Changes in Stockholders’ Deficit
The $14 million, or 7%, increase in stockholders’ equity in the three months ended March 31, 2020 was primarily due to the following:
•net earnings of $127 million;
•stock issued for profit sharing contribution paid in stock of $24 million; and
•unrealized gains on derivative instruments of $9 million.
These were partially offset by:
•cumulative translation adjustment of $119 million;
•dividends paid on our common stock of $25 million; and
•the effect of share-based incentive compensation of $2 million, including the impact of share-based compensation expense and netting of shares to cover the employee tax withholding amounts.
We did not repurchase any shares of our common stock during the three months ended March 31, 2020. See Note 20, “Stockholders’ Deficit,” of the Notes to Condensed Consolidated Financial Statements for further details.

Derivative Financial Instruments

Interest Rate Swaps
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 15, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Interest Rate Swaps” is incorporated herein by reference.
Net Investment Hedge
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 15, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Net Investment Hedge” is incorporated herein by reference.
Other Derivative Instruments
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 15, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Other Derivative Instruments” is incorporated herein by reference.
Foreign Currency Forward Contracts
At March 31, 2020, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 15, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Foreign Currency Forward Contracts,” is incorporated herein by reference. For further discussion about these contracts and other financial instruments, see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2019 Form 10-K. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2019 Form 10-K.
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

Interest Rates

From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At March 31, 2020, we had no outstanding interest rate swaps or collars.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 15, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 16, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $72 million in the fair value of the total debt balance at March 31, 2020. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
Foreign Exchange Rates
Operations
As a large global organization, we face exposure to changes in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact our Condensed Consolidated Financial Condition and Results of Operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above for the impacts that foreign currency translation had on our operations.
Current Economic Environment
The economic conditions resulting from COVID-19 have created significant volatility in global foreign currency exchange rates, particularly late in the first quarter 2020. Foreign currency exchange rates between the US Dollar and currencies of emerging markets were more acutely impacted. In addition to the currencies discussed below, the Mexican Peso and the Uruguayan Peso have exposed us to heightened levels of foreign currency exchange risks. Total sales in Mexico represented approximately 3% of our consolidated net sales for the three months ended March 31, 2020 and our Mexican subsidiaries had a negative cumulative translation adjustment balance of $27 million. Sales in Uruguay do not comprise a material portion of total company sales. Our Uruguayan subsidiaries had a negative cumulative translation adjustment balance of $7 million.

Argentina
Economic events in Argentina, including the default on some of its international debt obligations, have exposed us to heightened levels of foreign currency exchange risks. As of July 1, 2018, Argentina was designated as a highly inflationary economy. For the three months ended March 31, 2020 and 2019, we recognized a net foreign currency exchange loss of $1 million and less than $1 million, respectively, in net foreign exchange transaction loss, within other expense, net on the Condensed Consolidated Statements of Operations, primarily related to the designation of Argentina as a highly inflationary economy under U.S GAAP. See Note 1, "Organization and Basis of Presentation," of the Notes to Condensed Consolidated Financial Statements for additional information. As of March 31, 2020, 1% of our consolidated net sales were derived from products sold in Argentina and net assets include $11 million of cash and cash equivalents. Also, as of March 31, 2020, our Argentina subsidiaries had a negative cumulative translation adjustment balance of $24 million.

Russia
The U.S. and the European Union (EU) have imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities. Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products. These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however, they may limit the amount of future business the Company does with customers involved in activities in Russia. However, as of March 31, 2020, we do not anticipate these events will have a material impact to our 2020 result of operations. As of March 31, 2020, 1% of our consolidated net sales were derived from products sold in Russia and net assets include $13 million of cash and cash equivalents. Also, as of March 31, 2020, our Russian subsidiaries had a negative cumulative translation adjustment balance of $41 million.

Brazil
Recent economic events in Brazil, including the decrease in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of March 31, 2020, we do not anticipate these events will have a material impact on our 2020 results of operations. As of March 31, 2020, 3% of our consolidated net sales were derived from products sold in Brazil and net assets include $14 million of cash and cash equivalents. Also, as of March 31, 2020, our Brazil subsidiaries had a negative cumulative translation adjustment balance of $59 million.

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
As of March 31, 2020, we do not anticipate the above events will have a material impact on our 2020 results of operations. As of March 31, 2020, 3% of our consolidated net sales were derived from products sold in the United Kingdom and net assets include $5 million of cash and cash equivalents. Also, as of March 31, 2020, our United Kingdom subsidiaries had a negative cumulative translation adjustment balance of $36 million.
Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at March 31, 2020 would have caused us to pay approximately $32 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

Our foreign currency forward contracts are described in Note 15, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference.

Net Investment Hedge

The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the translated value of the debt was $8 million ($6 million net of tax) as of March 31, 2020 and is reflected in long-term debt on our Condensed Consolidated Balance Sheets.

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

Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $643 million at March 31, 2020 and $500 million at December 31, 2019.
Customer Credit
Effective January 1, 2020, the Company adopted ASU 2016-13, which requires us to measure all expected credit losses for trade receivables held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts.
We are exposed to credit risk from our customers. In the normal course of business, we extend credit to our customers if they satisfy pre-defined credit criteria. We maintain an allowance for credit losses on trade receivables for estimated losses resulting from the failure of our customers to make required payments. An additional allowance may be required if the financial condition of our customers deteriorates. Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. See Note 12, "Credit Losses," of the Notes to the Condensed Consolidated Financial Statements for further details.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 19, “Commitments and Contingencies” under the captions “Settlement Agreement Tax Deduction” and “Environmental Matters” is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of our 2019 Form 10-K, as subsequently updated by our Quarterly Reports on Form 10-Q, as well as the information incorporated by reference in that item.
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
On November 8, 2019, a lawsuit was filed in the Delaware Court of Chancery against the Company by an alleged stockholder of the Company. The complaint sought an order permitting the plaintiff to inspect certain of the Company’s books and records related to the Company's accounting for income taxes, its financial reporting and disclosures, the process by which the Company selected its former independent audit firm which audited the fiscal years of 2015 through 2018, the independence of that audit firm, and other matters. On March 13, 2020, the Company and plaintiff reached an agreement to resolve the matter pursuant to which the Company agreed to produce certain books and records to plaintiff, subject to an agreement governing the confidentiality of any produced materials, and plaintiff agreed to dismiss the action with prejudice following such production, subject to certain other conditions.
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

Item 1A.  Risk Factors.
Reference is made to Part I. Item 1A Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for information concerning risks that may materially affect our business, financial condition or results of operations, which we are supplementing with the risk factor discussed below. In addition to the risk factor discussed below, the impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A Risk Factors in our Form 10-K, any of which could have a material effect on our business.
The COVID-19 pandemic could adversely impact our business, results of operations, financial position and cash flows.
Even though our business operations are deemed essential by many governmental agencies, there could be unpredictable disruptions to the Company’s operations or our customer operations as a result of the current COVID-19 pandemic. We and some of our customers have experienced facility shutdowns during the pandemic. Unpredictable disruptions to the Company’s operations or our customers' operations could reduce our future revenues and negatively impact the Company’s financial condition. The COVID-19 pandemic may result in supply chain and operational disruptions such as the availability and transportation of raw materials or the ability for our packaging and equipment specialists to visit customer facilities. Affected employees could impact the Company’s ability to operate our facilities and distribute products to our customers in a timely fashion.
In addition, the COVID-19 pandemic has resulted in volatility and disruptions in the capital and credit markets as well as widespread economic deterioration including an increase in global unemployment. This economic and market volatility and loss of employment may negatively impact consumer buying habits, which could adversely affect the Company’s financial results.
The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) In March 2020, we transferred 823,567 shares of our common stock, par value $0.10 per share, from treasury to our 401(K) and Profit Sharing Plan as part of our 2019 profit sharing contribution. The issuance of such shares to the plan was not registered under the Securities Act of 1933, as amended, because such transaction did not involve an “offer” or “sale” of securities under Section 2(a)(3) of the Securities Act.
(c)  Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended March 31, 2020, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of December 31, 2019				$707,648,181
January 1, 2020 through January 31, 2020	—	$—	—	707,648,181
February 1, 2020 through February 29, 2020	10,595	$—	—	707,648,181
March 1, 2020 through March 31, 2020	132,640	$—	—	707,648,181
Total	143,235		—	$707,648,181

(1)On May 2, 2018, the Board of Directors increased the total authorization to repurchase the Company's issued and outstanding stock to $1.0 billion. This new program has no expiration date and replaces the previous authorizations. From time to time we acquire shares by means of (i) open-market transactions, including through plans complying with

Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and privately negotiated transactions, including accelerated share repurchase programs, pursuant to our publicly announced program described above, (ii) shares withheld from awards under our Omnibus Incentive Plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (iii) shares reacquired pursuant to the forfeiture provision of our Omnibus Incentive Plan. We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable. For shares withheld for minimum tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the Omnibus Incentive Plan as those shares are simply forfeited.

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column (a)
	(a)	(b)
January 2020	—	$—
February 2020	10,595	$34.44
March 2020	132,640	$29.80
Total	143,235

Item 6.  Exhibits

Exhibit Number	Description
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

31.1	Certification of Edward L. Doheny II pursuant to Rule 13a-14(a), dated May 5, 2020.
31.2	Certification of James M. Sullivan pursuant to Rule 13a-14(a), dated May 5, 2020.
32	Certification of Edward L. Doheny II and James M. Sullivan pursuant to 18 U.S.C. § 1350, dated May 5, 2020.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: May 5, 2020	By:	/S/ JAMES M. SULLIVAN
James M. Sullivan
Senior Vice President and Chief Financial Officer