Form 10-Q
period 2020-06-30
SEALED AIR CORP/DE
filed 2020-08-06
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 155,676,478 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of July 31, 2020.

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

The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: global economic and political conditions, currency translation and devaluation effects, changes in raw material pricing and availability, competitive conditions, the success of new product offerings, consumer preferences, the effects of animal and food-related health issues, pandemics, including the Coronavirus Disease 2019 (COVID-19), changes in energy costs, environmental matters, the success of our restructuring activities, the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts, changes in our credit ratings, the tax benefit associated with the Settlement agreement (as defined in our Annual Report on Form 10-K for the year ended December 31, 2019), regulatory actions and legal matters, and the other information referenced in Part I, Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC, as revised and updated in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In USD millions, except share and per share data)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$289.7	$262.4
Trade receivables, net of allowance for doubtful accounts of $9.2 in 2020 and $8.2 in 2019	515.8	556.5
Income tax receivables	14.8	32.8
Other receivables	69.8	80.3
Inventories, net of inventory reserves of $18.8 in 2020 and $19.6 in 2019	638.2	570.3
Current assets held for sale	0.7	2.8
Prepaid expenses and other current assets	103.1	58.9
Total current assets	1,632.1	1,564.0
Property and equipment, net	1,115.2	1,141.9
Goodwill	2,196.4	2,216.9
Identifiable intangible assets, net	171.8	182.1
Deferred taxes	236.1	238.6
Operating lease right-of-use-assets	81.7	90.1
Other non-current assets	323.0	331.6
Total assets	$5,756.3	$5,765.2
Liabilities and Stockholders' Deficit
Current liabilities:
Short-term borrowings	$81.7	$98.9
Current portion of long-term debt	21.8	16.7
Current portion of operating lease liabilities	24.9	26.2
Accounts payable	724.1	738.5
Accrued restructuring costs	22.9	29.5
Income tax payable	43.4	12.3
Other current liabilities	435.9	514.1
Total current liabilities	1,354.7	1,436.2
Long-term debt, less current portion	3,692.7	3,698.6
Long-term operating lease liabilities, less current portion	58.7	65.7
Deferred taxes	31.6	30.7
Other non-current liabilities	688.7	730.2
Total liabilities	5,826.4	5,961.4
Commitments and contingencies - Note 19
Stockholders’ deficit:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2020 and 2019	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 231,966,871 in 2020 and 231,622,535 in 2019; shares outstanding: 155,680,716 in 2020 and 154,512,813 in 2019	23.2	23.2
Additional paid-in capital	2,070.9	2,073.5
Retained earnings	2,175.1	1,998.5
Common stock in treasury, 76,286,155 shares in 2020 and 77,109,722 shares in 2019	(3,346.3)	(3,382.4)
Accumulated other comprehensive loss, net of taxes	(993.0)	(909.0)
Total stockholders’ deficit	(70.1)	(196.2)
Total liabilities and stockholders’ deficit	$5,756.3	$5,765.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In USD millions, except per share data)	2020	2019	2020	2019
Net sales	$1,151.2	$1,161.0	$2,325.1	$2,273.7
Cost of sales	761.3	782.7	1,544.7	1,530.2
Gross profit	389.9	378.3	780.4	743.5
Selling, general and administrative expenses	184.5	266.2	378.6	478.3
Amortization expense of intangible assets acquired	9.3	4.4	18.3	9.0
Restructuring charges	10.1	29.3	10.7	36.7
Operating profit	186.0	78.4	372.8	219.5
Interest expense, net	(43.3)	(43.2)	(87.7)	(88.1)
Foreign currency exchange loss due to highly inflationary economies	(1.2)	(1.3)	(2.1)	(2.1)
Other income, net	3.4	3.9	9.1	3.2
Earnings before income tax provision	144.9	37.8	292.1	132.5
Income tax provision	44.6	12.3	77.3	42.7
Net earnings from continuing operations	100.3	25.5	214.8	89.8
(Loss) Gain on sale of discontinued operations, net of tax	(0.2)	7.7	11.9	0.9
Net earnings	$100.1	$33.2	$226.7	$90.7
Basic:
Continuing operations	$0.64	$0.16	$1.38	$0.58
Discontinued operations	—	0.06	0.08	0.01
Net earnings per common share - basic	$0.64	$0.22	$1.46	$0.59
Diluted:
Continuing operations	$0.64	$0.16	$1.38	$0.58
Discontinued operations	—	0.05	0.08	—
Net earnings per common share - diluted	$0.64	$0.21	$1.46	$0.58
Weighted average number of common shares outstanding:
Basic	155.6	154.5	155.1	154.6
Diluted	155.9	155.3	155.4	155.3

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,						Six Months Ended June 30,
	2020			2019			2020			2019
(In USD millions)	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings			$100.1			$33.2			$226.7			$90.7
Other comprehensive income (loss):
Recognition of pension items	$1.5	$(0.4)	1.1	$1.1	$(0.2)	0.9	$2.8	$(0.7)	2.1	$2.2	$(0.5)	1.7
Unrealized (losses) on derivative instruments for net investment hedge	(7.7)	1.9	(5.8)	(6.0)	1.5	(4.5)	(1.7)	0.4	(1.3)	3.0	(0.7)	2.3
Unrealized (losses) gains on derivative instruments for cash flow hedge	(3.0)	0.8	(2.2)	(0.1)	0.1	—	3.1	(0.8)	2.3	(1.8)	0.5	(1.3)
Foreign currency translation adjustments	29.3	2.9	32.2	(9.8)	0.6	(9.2)	(84.9)	(2.2)	(87.1)	6.4	(0.1)	6.3
Other comprehensive income (loss)	$20.1	$5.2	25.3	$(14.8)	$2.0	(12.8)	$(80.7)	$(3.3)	(84.0)	$9.8	$(0.8)	9.0
Comprehensive income, net of taxes			$125.4			$20.4			$142.7			$99.7

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

(In USD millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Deficit
Balance at March 31, 2020	$23.2	$2,059.6	$2,099.9	$(3,346.3)	$(1,018.3)	$(181.9)
Effect of share-based incentive compensation	—	11.3	—	—	—	11.3
Recognition of pension items, net of taxes	—	—	—	—	1.1	1.1
Foreign currency translation adjustments	—	—	—	—	32.2	32.2
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(8.0)	(8.0)
Net earnings	—	—	100.1	—	—	100.1
Dividends on common stock ($0.16 per share)	—	—	(24.9)	—	—	(24.9)
Balance at June 30, 2020	$23.2	$2,070.9	$2,175.1	$(3,346.3)	$(993.0)	$(70.1)

Balance at December 31, 2019	$23.2	$2,073.5	$1,998.5	$(3,382.4)	$(909.0)	$(196.2)
Effect of share-based incentive compensation	—	9.1	—	—	—	9.1
Stock issued for profit sharing contribution paid in stock	—	(11.7)	—	36.1	—	24.4
Recognition of pension items, net of taxes	—	—	—	—	2.1	2.1
Foreign currency translation adjustments	—	—	—	—	(87.1)	(87.1)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	1.0	1.0
Net earnings	—	—	226.7	—	—	226.7
Dividends on common stock ($0.32 per share)	—	—	(50.1)	—	—	(50.1)
Balance at June 30, 2020	$23.2	$2,070.9	$2,175.1	$(3,346.3)	$(993.0)	$(70.1)

Balance at March 31, 2019	$23.2	$2,047.8	$1,868.0	$(3,332.8)	$(898.6)	$(292.4)
Effect of share-based incentive compensation	—	5.2	—	—	—	5.2
Repurchase of common stock	—	—	—	(49.6)	—	(49.6)
Recognition of pension items, net of taxes	—	—	—	—	0.9	0.9
Foreign currency translation adjustments	—	—	—	—	(9.2)	(9.2)
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(4.5)	(4.5)
Net earnings	—	—	33.2	—	—	33.2
Dividends on common stock ($0.16 per share)	—	—	(24.8)	—	—	(24.8)
Balance at June 30, 2019	$23.2	$2,053.0	$1,876.4	$(3,382.4)	$(911.4)	$(341.2)

Balance at December 31, 2018	$23.2	$2,049.6	$1,835.5	$(3,336.5)	$(920.4)	$(348.6)
Effect of share-based incentive compensation	—	2.9	—	—	—	2.9
Stock issued for profit sharing contribution paid in stock	—	0.5	—	21.4	—	21.9
Repurchases of common stock	—	—	—	(67.3)	—	(67.3)
Recognition of pension items, net of taxes	—	—	—	—	1.7	1.7
Foreign currency translation adjustments	—	—	—	—	6.3	6.3
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	1.0	1.0
Net earnings	—	—	90.7	—	—	90.7
Dividends on common stock ($0.32 per share)	—	—	(49.8)	—	—	(49.8)
Balance at June 30, 2019	$23.2	$2,053.0	$1,876.4	$(3,382.4)	$(911.4)	$(341.2)

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In USD millions)	2020	2019
Net earnings	$226.7	$90.7
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	85.9	66.0
Share-based incentive compensation	19.2	13.2
Profit sharing expense	14.1	10.6
Provisions for bad debt	2.6	1.7
Provisions for inventory obsolescence	3.2	4.1
Deferred taxes, net	1.8	(5.7)
Net gain on sale of business	(12.1)	(0.9)
Other non-cash items	7.8	0.7
Changes in operating assets and liabilities:
Trade receivables, net	(26.0)	(4.2)
Inventories, net	(88.1)	(48.2)
Accounts payable	2.1	(10.4)
Customer advance payments	12.0	1.5
Income tax receivable/payable	48.7	6.3
Other assets and liabilities	(84.9)	43.9
Net cash provided by operating activities	$213.0	$169.3
Cash flows from investing activities:
Capital expenditures	(83.6)	(94.5)
Receipts (payments) associated with sale of business and property and equipment	5.2	(2.7)
Business acquired, net of cash acquired	4.2	(23.1)
Investment in marketable securities	12.9	—
Settlement of foreign currency forward contracts	(5.9)	(4.1)
Net cash used in investing activities	$(67.2)	$(124.4)
Cash flows from financing activities:
Net (payments) proceeds of short-term borrowings	(20.4)	33.1
Dividends paid on common stock	(50.7)	(49.7)
Impact of tax withholding on share-based compensation	(11.2)	(10.6)
Repurchases of common stock	—	(67.3)
Principal payments related to financing leases	(5.9)	(3.7)
Net cash used in financing activities	$(88.2)	$(98.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$(30.3)	$3.8
Cash Reconciliation:
Cash and cash equivalents	262.4	271.7
Restricted cash and cash equivalents	—	—
Balance, beginning of period	$262.4	$271.7
Net change during the period	27.3	(49.5)
Cash and cash equivalents	289.7	222.2
Restricted cash and cash equivalents	—	—
Balance, end of period	$289.7	$222.2
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$97.5	$95.6
Income tax payments, net of cash refunds	$31.4	$29.4
Restructuring payments including associated costs	$43.9	$49.2

Non-cash items:
Transfers of shares of common stock from treasury for profit-sharing contributions	$24.4	$21.9
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
Basis of Presentation
Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our Condensed Consolidated Balance Sheet as of June 30, 2020 and our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 have been made. The results set forth in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our condensed consolidated financial condition, results of operations or cash flows. All amounts are in millions, except per share amounts, and approximate due to rounding. All amounts are presented in US Dollar, unless otherwise specified.
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
Starting in the second quarter 2020, we have renamed our reporting segments from Food Care to Food and from Product Care to Protective. This segment reporting name change aligns with our use internally and in the markets we serve. There has been no change in the composition of the segments and no impact on prior period results of our reporting segments.
Impact of Inflation and Currency Fluctuation
Argentina
Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under U.S. GAAP, and the US dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into US dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in net foreign exchange transaction loss, within Foreign currency exchange loss due to highly inflationary economies on the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2020, the Company recorded a $1.2 million and $2.1 million remeasurement loss, respectively. For the three and six months ended June 30, 2019, the Company recorded a $1.3 million and $2.1 million remeasurement loss, respectively.
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

Recently Issued Accounting Standards

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323) and Derivatives and Hedging (Topic 815) - Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 ("ASU 2020-01"). ASU 2020-01 makes improvements related to accounting for certain equity securities when the equity method of accounting is applied or discontinued and provides scope considerations related to forward contracts and purchased options on certain securities. The guidance is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. We do not expect ASU 2020-01 to have a material impact on the Company's Condensed Consolidated Financial Statements.

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

As discussed in Note 6, "Segments," of the Notes to Condensed Consolidated Financial Statements, our reporting segments are Food and Protective. Our Food applications are largely sold directly to end customers, while our Protective products are sold through business supply distributors and directly to the end customer.

Food:

Food largely serves perishable food processors, predominantly in fresh red meat, smoked and processed meats, poultry and dairy (solids and liquids) markets worldwide, and maintains a leading position in its target applications. Food provides integrated packaging materials and equipment solutions to provide food safety, shelf life extension, and total cost optimization with innovative, sustainable packaging that enables customers to reduce costs and enhance their brands in the marketplace. Food solutions are marketed under the Cryovac® trademark and other highly recognized trade names including Cryovac Grip & Tear®, Cryovac Darfresh®, Cryovac Mirabella®, Simple Steps® and OptiDure™.

Protective:
Protective packaging solutions are utilized across many global markets and are especially valuable to e-Commerce, electronics and industrial manufacturing. Protective solutions are designed to protect valuable goods in shipping, and drive operational excellence for our customers, increasing their order fulfillment velocity while minimizing material usage, dimensional weight and packaging labor requirements. Recent acquisitions in Protective include Automated Packaging Systems, LLC (“Automated”) in 2019.
Protective benefits from the continued expansion of e-Commerce, increasing freight costs, scarcity of labor, and increasing demand for more sustainable packaging. Protective solutions are largely sold through supply distributors that sell to business/industrial end-users. Protective solutions are additionally sold directly to fabricators, original equipment manufacturers, contract manufacturers, third-party logistics partners, e-commerce/fulfillment operations, and at various retail centers. Protective solutions are marketed under brands including Bubble Wrap® brand inflatable packaging, Sealed Air® brand performance shrink films and Autobag® brand bagging systems. Protective product families include additional tradenames including Instapak® polyurethane foam packaging solutions and Korrvu® suspension and retention packaging.

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

Performance Obligations:

The most common goods and services determined to be distinct performance obligations are materials, equipment sales, and maintenance. Free on loan and leased equipment is typically identified as a separate lease component in scope of ASC 842. The other goods or services promised in the contract with the customer in most cases do not represent performance obligations because they are neither separate nor distinct, or they are not material in the context of the contract.

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

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments of transaction price impact the amount of net sales recognized by us in the period of adjustment. Revenue recognized for the three and six months ended June 30, 2020 from performance obligations satisfied in previous reporting periods was $1.2 million and $2.2 million, respectively, and $0.7 million and $1.8 million for the three and six months ended June 30, 2019, respectively.

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

Sealed Air often offers rebates to customers in their contracts that are related to the amount of materials purchased. We believe that this form of variable consideration should only be allocated to materials because the entire amount of variable consideration relates to the customer’s purchase of and Sealed Air’s efforts to provide materials. Additionally, Sealed Air has many contracts that have pricing tied to third-party indices. We believe that variability from index-based pricing should be allocated specifically to materials because the pricing formulas in these contracts are related to the cost to produce materials.

Transfer of Control:

Revenue is recognized upon transfer of control to the customer. Revenue for materials and equipment sales is recognized based on shipping terms, which is the point in time the customer obtains control of the promised goods. Maintenance revenue is recognized straight-line on the basis that the level of effort is consistent over the term of the contract. Lease components within contracts with customers are recognized in accordance with Topic 842.
Disaggregated Revenue
For the three and six months ended June 30, 2020 and 2019, revenues from contracts with customers summarized by Segment Geography were as follows:

	Three Months Ended June 30, 2020
(In millions)	Food	Protective	Total
North America	$379.2	$309.2	$688.4
EMEA	150.2	87.9	238.1
APAC	92.3	77.1	169.4
South America	45.3	2.4	47.7
Topic 606 Segment Revenue	667.0	476.6	1,143.6
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	6.2	1.4	7.6
Total	$673.2	$478.0	$1,151.2

	Six Months Ended June 30, 2020
(In millions)	Food	Protective	Total
North America	$780.4	$617.4	$1,397.8
EMEA	291.9	191.4	483.3
APAC	186.2	143.8	330.0
South America	94.7	6.1	100.8
Topic 606 Segment Revenue	1,353.2	958.7	2,311.9
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	10.3	2.9	13.2
Total	$1,363.5	$961.6	$2,325.1

	Three Months Ended June 30, 2019
(In millions)	Food	Protective	Total
North America	$401.1	$282.9	$684.0
EMEA	155.6	89.2	244.8
APAC	96.5	72.5	169.0
South America	52.3	3.8	56.1
Topic 606 Segment Revenue	705.5	448.4	1,153.9
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	5.5	1.6	7.1
Total	$711.0	$450.0	$1,161.0

	Six Months Ended June 30, 2019
(In millions)	Food	Protective	Total
North America	$783.9	$548.7	$1,332.6
EMEA	296.7	183.0	479.7
APAC	198.7	139.8	338.5
South America	102.9	7.9	110.8
Topic 606 Segment Revenue	1,382.2	879.4	2,261.6
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	8.8	3.3	12.1
Total	$1,391.0	$882.7	$2,273.7

Contract Balances
The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned, with the exception of equipment accruals. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the materials transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The opening and closing balances of contract liabilities arising from contracts with customers as of June 30, 2020 and December 31, 2019 were as follows:

(In millions)	June 30, 2020	December 31, 2019
Contract liabilities	16.4	16.7
There were no contract asset balances recorded on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.
The contract liability balance represents deferred revenue, primarily related to equipment accruals. Revenue recognized in the three and six months ended June 30, 2020 that was included in the contract liability balance at the beginning of the period was $0.4 million and $5.3 million, respectively, and $0.9 million and $1.7 million in the three and six months ended June 30, 2019, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.
Remaining Performance Obligations
The following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of June 30, 2020, as well as the expected timing of recognition of that transaction price.

(In millions)	Short-Term (12 months or less)(1)	Long-Term	Total
Total transaction price	$7.0	$9.4	$16.4

(1) Our enforceable contractual obligations tend to be short term in nature. The table above does not include the transaction price of any remaining performance obligations that are part of the contracts with expected durations of one year or less.

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
All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our lease receivable balance at June 30, 2020 was:

(in millions)	Short-Term (12 months or less)	Long-Term	Total
Total lease receivable (Sales-type and Operating)	$4.8	$11.2	$16.0
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
The following table details our lease obligations included in our Condensed Consolidated Balance Sheets.

(in millions)	June 30, 2020	December 31, 2019
Other non-current assets:
Finance leases - ROU assets	$58.9	$54.8
Finance leases - Accumulated depreciation	(19.9)	(15.0)
Operating lease right-of-use-assets:
Operating leases - ROU assets	120.6	118.8
Operating leases - Accumulated depreciation	(38.9)	(28.7)
Total lease assets	$120.7	$129.9
Current portion of long-term debt:
Finance leases	$(10.5)	(10.4)
Current portion of operating lease liabilities:
Operating leases	(24.9)	(26.2)
Long-term debt, less current portion:
Finance leases	(27.4)	(28.7)
Long-term operating lease liabilities, less current portion:
Operating leases	(58.7)	(65.7)
Total lease liabilities	$(121.5)	$(131.0)
At June 30, 2020, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(in millions)	Operating leases	Finance leases
Remainder of 2020	$15.0	$6.6
2021	25.2	11.9
2022	18.1	7.3
2023	12.5	3.7
2024	8.1	2.1
Thereafter	16.3	13.5
Total lease payments	95.2	45.1
Less: Interest	(11.6)	(7.2)
Present value of lease liabilities	$83.6	$37.9
The following lease cost is included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Lease cost(1)
Finance leases
Amortization of ROU assets	$2.8	$2.0	$5.5	$4.1
Interest on lease liabilities	0.4	0.5	0.9	1.0
Operating leases	7.8	7.9	15.9	16.3
Short-term lease cost	0.8	1.0	1.7	1.9
Variable lease cost	1.2	2.1	2.8	3.1
Total lease cost	$13.0	$13.5	$26.8	$26.4

(1) With the exception of Interest on lease liabilities, we record lease costs to Cost of sales or Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations, depending on the use of the leased asset. Interest on lease liabilities is recorded to Interest expense, net on the Condensed Consolidated Statement of Operations.

	Six Months Ended June 30,
(in millions)	2020	2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$2.3	$2.0
Operating cash flows - operating leases	$17.5	$17.3
Financing cash flows - finance leases	$5.9	$3.7

ROU assets obtained in exchange for new finance lease liabilities	$5.1	$9.0
ROU assets obtained in exchange for new operating lease liabilities	$9.0	$4.9

	Six Months Ended June 30,
	2020	2019
Weighted average information:
Finance leases
Remaining lease term (in years)	6.1	7.3
Discount rate	4.8%	5.4%
Operating leases
Remaining lease term (in years)	4.8	5.0
Discount rate	5.1%	5.5%

Note 5 Acquisitions
Acquisitions
Automated Packaging Systems, LLC
On August 1, 2019 the Company acquired 100% of the limited liability company interest in Automated Packaging Systems, LLC, formerly, Automated Packaging Systems, Inc. (“Automated”), a manufacturer of automated bagging systems. The acquisition is included in our Protective reporting segment. Automated offers opportunities to expand the Company's automated solutions and into adjacent markets.
Cash paid for Automated was $441.4 million. The preliminary opening balance sheet includes $58.2 million of assumed liabilities in connection with a deferred incentive compensation plan for Automated's European employees. Of this amount, $16.5 million and $19.7 million were paid during the second quarter of 2020 and the fourth quarter of 2019, respectively. In July 2020, $2.5 million of taxes related to the second quarter 2020 payment was made to the taxing authorities. Sealed Air is expected to make the remaining payment to the deferred incentive compensation plan participants in June 2021.
The purchase price was primarily funded with proceeds from the incremental term facility provided for under an amendment to our Credit Facility, as described in Note 14, "Debt and Credit Facilities" of the Notes to Condensed Consolidated Financial Statements. For the six months ended June 30, 2020, transaction expenses recognized for the Automated acquisition were $0.3 million. These expenses primarily relate to the first quarter purchase price adjustment and are included within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table summarizes the consideration transferred to acquire Automated and the preliminary allocation of purchase price among the assets acquired and liabilities assumed, including measurement period adjustments recorded through

June 30, 2020. On August 1, 2020, the Company finalized the purchase price allocation for this acquisition. There were no material adjustments made subsequent to June 30, 2020 in conjunction with the finalization of the Automated purchase price allocation.

	Revised Preliminary Allocation	Measurement Period	Revised Preliminary Allocation
(In millions)	As of August 1, 2019	Adjustments	As of June 30, 2020
Total consideration transferred	$445.7	$(4.3)	$441.4

Assets:
Cash and cash equivalents	16.0	(0.2)	15.8
Trade receivables, net	37.3	—	37.3
Other receivables	0.3	—	0.3
Inventories, net	40.7	(0.7)	40.0
Prepaid expenses and other current assets	2.3	—	2.3
Property and equipment, net(1)	76.9	8.7	85.6
Identifiable intangible assets, net(1)	81.1	(0.6)	80.5
Goodwill	261.3	(14.5)	246.8
Operating lease right-of-use-assets	—	4.3	4.3
Other non-current assets	24.7	1.1	25.8
Total assets	$540.6	$(1.9)	$538.7
Liabilities:
Accounts payable	12.0	—	12.0
Current portion of long-term debt	2.6	(0.5)	2.1
Current portion of operating lease liabilities	—	1.5	1.5
Other current liabilities	56.2	(3.2)	53.0
Long-term debt, less current portion	4.3	(0.3)	4.0
Long-term operating lease liabilities, less current portion	—	2.8	2.8
Deferred taxes	—	0.5	0.5
Other non-current liabilities	19.8	1.6	21.4
Total liabilities	$94.9	$2.4	$97.3

(1)In the Preliminary Allocation as of August 1, 2019, $2.4 million of software was initially recorded as computer hardware within Property and equipment, net as disclosed in the 2019 Form 10-K. The asset represents software acquired and has been reclassified in identifiable intangible assets, net within Revised Preliminary Allocation in the table above.
Measurement period adjustments recorded during the three months ended June 30, 2020 were primarily a result of a true-up to payroll taxes related to the second deferred incentive compensation payment made in June 2020. Measurement period adjustments recorded during the six months ended June 30, 2020 were primarily a result of the deferred incentive compensation payment adjustment and a net working capital and purchase price settlement with the seller of $4.3 million during the first quarter.

The following table summarizes the acquired identifiable intangible assets, net and their useful lives.

	Amount	Useful life
	(in millions)	(in years)
Customer relationships	$28.9	13.0
Trademarks and tradenames	15.6	9.1
Capitalized software	2.4	3.0
Technology	29.6	6.4
Backlog	4.0	0.4
Total intangible assets with definite lives	$80.5
Goodwill is a result of the expected synergies and cross-selling opportunities that this acquisition is expected to bring to the Company, as well as the expected growth potential in Automated Packaging Systems' automated and sustainable solutions. Goodwill allocated to U.S. entities is deductible for tax purposes. Goodwill allocated to foreign entities is not deductible for tax purposes. The goodwill balance has been recorded to the Protective reportable segment.
Other non-current assets include the net overfunded position of a closed defined benefit pension plan in the United Kingdom. Refer to Note 17, "Defined Benefit Pension Plans and Other Post-Employment Benefit Plans," of the Notes to Condensed Consolidated Financial Statements for additional information on the Company's other defined benefit pension plans.
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

Other 2019 Acquisition Activity
During the second quarter of 2019, Food had acquisition activity resulting in a total purchase price paid of $23.4 million. The Company allocated the consideration transferred to the fair value of assets acquired and liabilities assumed, resulting in an allocation to goodwill of $6.0 million. The final purchase price adjustments resulting in an increase to goodwill of $0.3 million were recorded in the third quarter of 2019. Identifiable intangible assets acquired were not material.
Note 6 Segments
The Company’s segment reporting structure consists of two reportable segments as follows and a Corporate category:
•Food; and
•Protective.
Starting in the second quarter of 2020, we have renamed our reporting segments from Food Care to Food and from Product Care to Protective. This segment reporting name change aligns with our use internally and in the markets we serve. There has been no change in the composition of the segments and no impact on prior period results of our reportable segments.
The Company’s Food and Protective segments are considered reportable segments under FASB ASC Topic 280. Our reportable segments are aligned with similar groups of products. Corporate includes certain costs that are not allocated to the reportable segments. The Company evaluates performance of the reportable segments based on the results of each segment. The performance metric used by the Company's chief operating decision maker to evaluate performance of our reportable segments is Adjusted EBITDA. The Company allocates expense to each segment based on various factors including direct usage of resources, allocation of headcount, allocation of software licenses or, in cases where costs are not clearly delineated, costs may be allocated on portion of either net trade sales or an expense factor such as cost of goods sold.
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
The following tables show Net Sales and Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net Sales:
Food	$673.2	$711.0	$1,363.5	$1,391.0
As a % of Total Company net sales	58.5%	61.2%	58.6%	61.2%
Protective	478.0	450.0	961.6	882.7
As a % of Total Company net sales	41.5%	38.8%	41.4%	38.8%
Total Company Net Sales	$1,151.2	$1,161.0	$2,325.1	$2,273.7

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Adjusted EBITDA from continuing operations
Food	$169.1	$155.6	$325.4	$298.5
Adjusted EBITDA Margin	25.1%	21.9%	23.9%	21.5%
Protective	91.5	84.0	184.3	159.0
Adjusted EBITDA Margin	19.1%	18.7%	19.2%	18.0%
Corporate	(0.7)	(2.9)	3.4	(5.0)
Total Company Adjusted EBITDA from continuing operations	$259.9	$236.7	$513.1	$452.5
Adjusted EBITDA Margin	22.6%	20.4%	22.1%	19.9%
The following table shows a reconciliation of net earnings before income tax provision to Total Company Adjusted EBITDA from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Earnings before income tax provision	$144.9	$37.8	$292.1	$132.5
Interest expense, net	43.3	43.2	87.7	88.1
Depreciation and amortization, net of adjustments(1)	53.4	38.0	104.9	78.2
Special Items:
Restructuring charges(2)	10.1	29.3	10.7	36.7
Other restructuring associated costs(3)	3.8	21.3	7.8	38.0
Foreign currency exchange loss due to highly inflationary economies	1.2	1.3	2.1	2.1
Charges related to the Novipax settlement agreement	—	59.0	—	59.0
Charges (income) related to acquisition and divestiture activity	1.2	(0.5)	4.1	3.2
Other Special Items(4)	2.0	7.3	3.7	14.7
Pre-tax impact of Special Items	18.3	117.7	28.4	153.7
Total Company Adjusted EBITDA from continuing operations	$259.9	$236.7	$513.1	$452.5

(1)Depreciation and amortization by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Food	$30.2	$25.0	$59.2	$51.2
Protective	23.2	13.1	45.7	28.0
Total Company depreciation and amortization(i)	$53.4	$38.1	$104.9	$79.2
Depreciation and amortization adjustments	—	(0.1)	—	(1.0)
Depreciation and amortization, net of adjustments	$53.4	$38.0	$104.9	$78.2

(i) Includes share-based incentive compensation of $10.5 million and $19.0 million for the three and six months ended June 30, 2020, respectively, and $4.8 million and $13.2 million for the three and six months ended June 30, 2019, respectively.

(2)Restructuring charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Food	$4.9	$18.6	$5.2	$22.4
Protective	5.2	10.7	5.5	14.3
Total Company restructuring charges	$10.1	$29.3	$10.7	$36.7

(3)Other restructuring associated costs for the three and six months ended June 30, 2020 primarily relate to fees paid to third-party consultants in support of Reinvent SEE. Other restructuring associated costs for the three and six months ended June 30, 2019 primarily relate to fees paid to third-party consultants in support of Reinvent SEE and costs associated with property consolidations and machinery and equipment relocations resulting from Reinvent SEE. See Note 13, "Restructuring Activities," to the Condensed Consolidated Financial Statements for additional information related to Reinvent SEE and our restructuring program.
(4)Other Special Items for the three and six months ended June 30, 2019, primarily included fees related to professional services (mainly legal fees) directly associated with Special Items or events that are considered one-time or infrequent.

Assets by Reportable Segments

The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventory, net; property and equipment, net; goodwill; intangible assets, net; and leased systems, net.

(In millions)	June 30, 2020	December 31, 2019
Assets allocated to segments:
Food	$1,998.5	$1,997.8
Protective	2,726.8	2,762.9
Total segments	4,725.3	4,760.7
Assets not allocated:
Cash and cash equivalents	$289.7	$262.4
Assets held for sale	0.7	2.8
Income tax receivables	14.8	32.8
Other receivables	69.8	80.3
Deferred taxes	236.1	238.6
Other	419.9	387.6
Total	$5,756.3	$5,765.2

Note 7 Inventories, net

The following table details our inventories, net:

(In millions)	June 30, 2020	December 31, 2019
Raw materials	$105.5	$99.2
Work in process	146.7	136.2
Finished goods	386.0	334.9
Total	$638.2	$570.3

Note 8 Property and Equipment, net

The following table details our property and equipment, net:

(In millions)	June 30, 2020	December 31, 2019
Land and improvements	$47.3	$50.7
Buildings	749.3	747.0
Machinery and equipment	2,439.2	2,453.2
Other property and equipment	137.9	141.3
Construction-in-progress	125.8	127.9
Property and equipment, gross	3,499.5	3,520.1
Accumulated depreciation and amortization	(2,384.3)	(2,378.2)
Property and equipment, net	$1,115.2	$1,141.9
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Interest cost capitalized	$1.3	$2.1	$3.2	$3.9
Depreciation and amortization expense for property and equipment	$33.6	$28.8	$67.6	$57.0

Note 9 Goodwill and Identifiable Intangible Assets, net
Goodwill
The following table shows our goodwill balances by reportable segment. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of June 30, 2020, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. As part of our on-going assessment of goodwill impairment considerations, the Company considered the impact that COVID-19 has had on the overall economic environment, more specifically on the markets in which our products are sold. The Company does not believe the COVID-19 pandemic has had a material negative impact on our business to date, nor has it triggered a need to perform a quantitative impairment test on our goodwill balances, due to the significant headroom present in our reporting units as of our most recent annual test and after consideration of the Company's year-to-date financial results and expected long-term financial performance. We will continue to assess COVID-19's impact on our business over the second half of 2020, including any indicators of goodwill impairment.

(In millions)	Food	Protective	Total
Gross Carrying Value at December 31, 2019	$577.2	$1,830.0	$2,407.2
Accumulated impairment(1)	(49.3)	(141.0)	(190.3)
Carrying Value at December 31, 2019	$527.9	$1,689.0	$2,216.9
Acquisition, purchase price and other adjustments	—	(7.1)	(7.1)
Currency translation	(7.8)	(5.6)	(13.4)
Carrying Value at June 30, 2020	$520.1	$1,676.3	$2,196.4

(1)There was no change to our accumulated impairment balance during the six months ended June 30, 2020.
Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net. As of June 30, 2020, there were no impairment indicators present.

	June 30, 2020			December 31, 2019
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$100.2	$(33.1)	$67.1	$102.0	$(30.5)	$71.5
Trademarks and tradenames	30.6	(6.4)	24.2	31.1	(4.3)	26.8
Software	105.9	(73.0)	32.9	95.3	(62.8)	32.5
Technology	66.4	(30.3)	36.1	66.8	(27.2)	39.6
Contracts	13.2	(10.6)	2.6	13.2	(10.4)	2.8
Total intangible assets with definite lives	316.3	(153.4)	162.9	308.4	(135.2)	173.2
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$325.2	$(153.4)	$171.8	$317.3	$(135.2)	$182.1
The following table shows the remaining estimated future amortization expense at June 30, 2020.

Year	Amount (in millions)
Remainder of 2020	$21.4
2021	27.6
2022	21.0
2023	15.5
2024	14.1
Thereafter	63.3
Total	$162.9

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
As of June 30, 2020, the maximum purchase limit for receivable interests was $50.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $50.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of June 30, 2020, the amount available under the program was $45.8 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.
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
As of June 30, 2020, the maximum purchase limit for receivable interests was €80.0 million ($89.9 million equivalent at June 30, 2020), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of June 30, 2020, the amount available under this program before utilization was €70.8 million ($79.6 million equivalent as of June 30, 2020).
This program expires annually in the third quarter and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of June 30, 2020, there were no amounts borrowed under our U.S. program and €44.0 million ($49.5 million equivalent at June 30, 2020) borrowed under our European program. As of December 31, 2019, there were no amounts borrowed under our U.S. or European programs. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. The total interest paid for these programs was $0.2 million and $0.3 million for the three and six months ended June 30, 2020, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively.

Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at June 30, 2020.
Note 11 Accounts Receivable Factoring Programs
The Company has entered into factoring agreements and customers' supply chain financing arrangements to sell certain receivables to unrelated third-party financial institutions. These programs are entered into in the normal course of business. We account for these transactions in accordance with ASC 860, "Transfers and Servicing" ("ASC 860"). ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to exclude the balances sold under these programs from Trade receivables, net on the Condensed Consolidated Balance Sheets. Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has no continuing involvement in the transferred receivables. In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold.
Gross amounts received under these programs for the six months ended June 30, 2020 and 2019 were $222.0 million and $157.4 million, respectively. The fees associated with transfer of receivables for all programs were approximately $0.4 million and $1.0 million for the three and six months ended June 30, 2020, respectively, and approximately $0.8 million and $1.3 million for the three and six months ended June 30, 2019, respectively.
Note 12 Credit Losses
We are exposed to credit losses primarily through our sales of packaging solutions to third-party customers. Our customer's (the counterparty) ability to pay is assessed through our internal credit review processes. Based on the dollar value of credit extended, we assess our customers' credit by reviewing the total expected receivable exposure, expected timing of payments and the customer’s established credit rating. In determining customer creditworthiness, we assess our customers' credit utilizing different resources including external credit validations and/or our own assessment through analysis of the customers' financial statements and review of trade/bank references. We also consider contract terms and conditions, country and political risk, and the customer's mix of products purchased (for example: equipment vs. materials) in our evaluation. A credit limit is established for each customer based on the outcome of this review. Credit limits are reviewed at least annually for existing customers.
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
When necessary, we utilize collection agencies and legal counsel to pursue recovery of defaulted receivables. Trade receivable balances are written off when deemed to be uncollectible and after collection efforts have been exhausted. Our historical credit losses have been approximately 0.1%, or less, of net trade sales over the last three years.
Our allowance for credit losses on trade receivables is assessed at the end of each quarter based on an analysis of historical losses and our assessment of future expected losses. We are monitoring the impact that COVID-19 may have on outstanding receivables. All customer accounts are actively managed and no losses in excess of our allowance are expected as of June 30, 2020.
At June 30, 2020, our trade receivable balance was $515.8 million, net of allowances of $9.2 million. At December 31, 2019, our allowance for credit losses on trade receivables (allowance for bad debt) was $8.2 million. Our overall balance of allowance for credit losses on trade receivables has increased by $1.0 million. For the three and six months ended June 30, 2020, $1.5 million and $2.6 million, respectively, was charged to our allowance for credit losses related to our trade receivables.

Note 13 Restructuring Activities
For the three and six months ended June 30, 2020, the Company incurred $10.1 million and $10.7 million of restructuring charges, respectively, and $3.8 million and $7.8 million, respectively, of other related costs for our restructuring program. These charges were primarily a result of restructuring and associated costs incurred in connection with the Company’s Reinvent SEE strategy.
Our restructuring program (“Program”) is defined as the initiatives associated with our Reinvent SEE strategy in addition to the conclusion of our previously existing restructuring programs at the time of Reinvent SEE's approval. Reinvent SEE is a three-year program approved by the Board of Directors in December 2018. The expected spend in the previously existing program at the time of Reinvent SEE's approval was primarily related to elimination of stranded costs following the sale of our Diversey segment and Hygiene Solutions business to Diamond (BC) B.V. in 2017. The Company expects restructuring activities to be completed by the end of 2021.
The Board of Directors has approved cumulative restructuring spend of $840 to $885 million for the Program. Restructuring spend is estimated to be incurred as follows:

(in millions)	Total Restructuring Program Range		Less Cumulative Spend to Date	Remaining Restructuring Spend(2)
	Low	High		Low	High
Costs of reduction in headcount as a result of reorganization	$355	$370	$(336)	$19	$34
Other expenses associated with the Program	230	245	(206)	24	39
Total expense	$585	$615	$(542)	$43	$73
Capital expenditures	255	270	(239)	16	31
Total estimated cash cost(1)	$840	$885	$(781)	$59	$104

(1) Total estimated cash cost excludes the impact of proceeds expected from the sale of property and equipment and foreign currency impact.
(2) Remaining restructuring spend primarily consists of restructuring costs associated with the Company’s Reinvent SEE strategy.
The Company has a restructuring program related to recent acquisitions. We did not incur any restructuring spend related to this program during the three and six months ended June 30, 2020 and 2019. See Note 5, "Acquisitions," of the Notes to Condensed Consolidated Financial Statements for additional information related to our acquisitions.
The following table details our restructuring activities reflected in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Other associated costs	$3.8	$21.3	$7.8	$38.0
Restructuring charges	10.1	29.3	10.7	36.7
Total charges	$13.9	$50.6	$18.5	$74.7
Capital expenditures	$—	$1.8	$0.2	$2.3
The restructuring accrual, spending and other activity for the six months ended June 30, 2020 and the accrual balance remaining at June 30, 2020 related to these programs were as follows:

(In millions)
Restructuring accrual at December 31, 2018	$37.5
Accrual and accrual adjustments	41.9
Cash payments during 2019	(47.6)
Effect of changes in foreign currency exchange rates	(0.3)
Restructuring accrual at December 31, 2019	$31.5
Accrual and accrual adjustments	10.7
Cash payments during 2020	(16.7)
Effect of changes in foreign currency exchange rates	(1.0)
Restructuring accrual at June 30, 2020	$24.5

We expect to pay $22.9 million of the accrual balance remaining at June 30, 2020 within the next twelve months. This amount is included in accrued restructuring costs on the Condensed Consolidated Balance Sheets at June 30, 2020. The remaining accrual of $1.6 million is expected to be paid substantially by the end of 2021. This amount is included in other non-current liabilities on our Condensed Consolidated Balance Sheets at June 30, 2020.

One of the components of Reinvent SEE was to enhance the operational efficiency of the Company by acting as 'One SEE'. The program was approved by our Board of Directors as a consolidated program benefiting both Food and Protective and accordingly the expected program spend by reporting segment is not available. However, of the restructuring accrual of $24.5 million as of June 30, 2020, $14.3 million was attributable to Food and $10.2 million was attributable to Protective.
Note 14 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth in the following table:

(In millions)	Interest rate	June 30, 2020	December 31, 2019
Short-term borrowings(1)		$81.7	$98.9
Current portion of long-term debt(2)		21.8	16.7
Total current debt		103.5	115.6
Term Loan A due August 2022		474.6	474.6
Term Loan A due July 2023		210.9	218.2
Senior Notes due December 2022	4.875%	422.4	421.9
Senior Notes due April 2023	5.250%	422.4	422.0
Senior Notes due September 2023	4.500%	447.6	445.6
Senior Notes due December 2024	5.125%	422.2	421.9
Senior Notes due September 2025	5.500%	397.6	397.4
Senior Notes due December 2027	4.000%	420.6	420.4
Senior Notes due July 2033	6.875%	445.7	445.7
Other(2)		28.7	30.9
Total long-term debt, less current portion(3)		3,692.7	3,698.6
Total debt(4)		$3,796.2	$3,814.2

(1)Short-term borrowings of $81.7 million at June 30, 2020 are comprised of $49.5 million under our European securitization program, $23.4 million under our revolving credit facility and $8.8 million of short-term borrowings from various lines of credit. Short-term borrowings of $98.9 million at December 31, 2019 were comprised $89.0 million under our revolving credit facility and $9.9 million of short-term borrowings from various lines of credit.
(2)Current portion of long-term debt includes finance lease liabilities of $10.5 million and $10.4 million at June 30, 2020 and December 31, 2019, respectively. Other debt includes long-term liabilities associated with our finance leases of $27.4 million and $28.7 million at June 30, 2020 and December 31, 2019, respectively. See Note 4, "Leases," of the Notes to Condensed Consolidated Financial Statements for additional information on finance and operating lease liabilities.
(3)Amounts are shown net of unamortized discounts and issuance costs of $22.5 million as of June 30, 2020 and $24.6 million as of December 31, 2019.

(4)As of June 30, 2020, our weighted average interest rate on our short-term borrowings outstanding was 1.3% and on our long-term debt outstanding was 4.5%. As of December 31, 2019, our weighted average interest rate on our short-term borrowings outstanding was 5.0% and on our long-term debt outstanding was 4.8%.
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

(In millions)	June 30, 2020	December 31, 2019
Used lines of credit(1)	$81.7	$98.9
Unused lines of credit	1,208.5	1,245.2
Total available lines of credit(2)	$1,290.2	$1,344.1

(1)Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.
(2)Of the total available lines of credit, $1,125.4 million was committed as of June 30, 2020.
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Our Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio of debt to EBITDA. We were in compliance with the above financial covenants and limitations at June 30, 2020.
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
Net unrealized after-tax gains/losses related to cash flow hedging activities that were included in AOCL were a $2.2 million loss and a $2.8 million gain for the three and six months ended June 30, 2020, respectively, and a $0.1 million and $1.3 million loss for the three and six months ended June 30, 2019, respectively. The unrealized amounts in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $1.4 million of net unrealized gains related to cash flow hedging activities included in AOCL will be reclassified into earnings within the next twelve months.

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

Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At June 30, 2020 and December 31, 2019, we had no outstanding interest rate swaps.

Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The decrease in the translated value of the debt was $0.2 million gross and net of tax as of June 30, 2020 and is reflected in AOCL on our Condensed Consolidated Balance Sheets.
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
The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow Hedge		Non-Designated as Hedging Instruments		Total
(In millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Derivative Assets
Foreign currency forward contracts and options	$1.4	$0.2	$5.3	$2.6	$6.7	$2.8
Total Derivative Assets	$1.4	$0.2	$5.3	$2.6	$6.7	$2.8

Derivative Liabilities
Foreign currency forward contracts	$(0.5)	$(2.0)	$(1.3)	$(2.0)	$(1.8)	$(4.0)
Total Derivative Liabilities(1)	$(0.5)	$(2.0)	$(1.3)	$(2.0)	$(1.8)	$(4.0)
Net Derivatives(2)	$0.9	$(1.8)	$4.0	$0.6	$4.9	$(1.2)

(1)Excludes €400.0 million of euro-denominated debt ($447.6 million equivalent at June 30, 2020 and $445.6 million equivalent at December 31, 2019), which designated as a net investment hedge.
(2)The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities
(In millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Gross position	$6.7	$2.8	$(1.8)	$(4.0)
Impact of master netting agreements	(1.5)	(1.1)	1.5	1.1
Net amounts recognized on the Condensed Consolidated Balance Sheets	$5.2	$1.7	$(0.3)	$(2.9)

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized on	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	Condensed Consolidated Statements of Operations	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$2.0	$0.9	$3.1	$1.5
Treasury locks	Interest expense, net	0.1	0.1	0.1	0.1
Sub-total cash flow hedges		2.1	1.0	3.2	1.6
Fair Value Hedges:
Interest rate swaps	Interest expense, net	0.2	0.2	0.3	0.3
Derivatives not designated as hedging instruments:
Foreign currency forward and option contracts	Other income, net	(1.6)	(1.6)	(2.4)	(4.3)
Total		$0.7	$(0.4)	$1.1	$(2.4)

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

	June 30, 2020
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$45.7	$45.7	$—	$—
Other current assets	$0.9	$0.9	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward and option contracts	$4.9	$—	$4.9	$—

	December 31, 2019
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$41.1	$41.1	$—	$—
Other current assets	$14.4	$14.4	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward and option contracts	$(1.2)	$—	$(1.2)	$—

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
Foreign currency forward contracts and options are included in Prepaid expenses and other current assets and Other current liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.
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
The table below shows the carrying amounts and estimated fair values of our debt, excluding our lease liabilities.

		June 30, 2020		December 31, 2019
(In millions)	Interest rate	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A Facility due August 2022		$474.6	$474.6	$474.6	$474.6
Term Loan A Facility due July 2023(1)		221.6	221.6	223.8	223.8
Senior Notes due December 2022	4.875%	422.4	440.6	421.9	450.1
Senior Notes due April 2023	5.250%	422.4	450.2	422.0	454.1
Senior Notes due September 2023(1)	4.500%	447.6	479.8	445.6	509.5
Senior Notes due December 2024	5.125%	422.2	456.2	421.9	458.9
Senior Notes due September 2025	5.500%	397.6	435.0	397.4	441.2
Senior Notes due December 2027	4.000%	420.6	426.2	420.4	431.5
Senior Notes due July 2033	6.875%	445.7	530.8	445.7	528.8
Other foreign borrowings(1)		82.3	82.4	12.1	12.4
Other domestic borrowings		1.0	1.0	89.0	89.0
Total debt(2)		$3,758.0	$3,998.4	$3,774.4	$4,073.9

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
Note 17 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
The following tables show the components of our net periodic benefit (income) cost for our defined benefit pension plans for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit (income) cost:
Service cost	$0.1	$1.1	$1.2	$—	$1.0	$1.0
Interest cost	1.4	2.9	4.3	1.8	3.7	5.5
Expected return on plan assets	(2.3)	(5.0)	(7.3)	(1.8)	(6.1)	(7.9)
Amortization of net prior service cost	—	0.1	0.1	—	0.1	0.1
Amortization of net actuarial loss	0.3	1.2	1.5	0.4	0.9	1.3
Net periodic (income) cost	(0.5)	0.3	(0.2)	0.4	(0.4)	—
Cost of settlement	—	0.1	0.1	—	0.1	0.1
Total benefit (income) cost	$(0.5)	$0.4	$(0.1)	$0.4	$(0.3)	$0.1

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit (income) cost:
Service cost	$0.1	$2.2	$2.3	$—	$2.0	$2.0
Interest cost	2.7	5.9	8.6	3.5	7.4	10.9
Expected return on plan assets	(4.5)	(10.0)	(14.5)	(3.6)	(12.2)	(15.8)
Amortization of net prior service cost	—	0.1	0.1	—	0.1	0.1
Amortization of net actuarial loss	0.7	2.4	3.1	0.7	1.8	2.5
Net periodic (income) cost	$(1.0)	$0.6	$(0.4)	$0.6	$(0.9)	$(0.3)
Cost of settlement	—	0.1	0.1	—	0.3	0.3
Total benefit (income) cost	$(1.0)	$0.7	$(0.3)	$0.6	$(0.6)	$—
The following table shows the components of our net periodic benefit cost for our other post-retirement employee benefit plans for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Components of net periodic benefit cost:
Interest cost	$0.2	$0.4	$0.5	$0.8
Amortization of net prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of net actuarial gain	(0.1)	(0.1)	(0.1)	(0.1)
Net periodic benefit cost	$—	$0.2	$0.2	$0.5

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
In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three or six months ended June 30, 2020 or to our net deferred tax assets.
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
Our effective income tax rate was 30.8% and 26.5%, respectively, for the three and six months ended June 30, 2020. In comparison to the U.S. statutory rate of 21.0%, the Company's effective income tax rate was negatively impacted by foreign earnings taxed at a higher rate, the effect of the global intangible low-taxed income “GILTI” and other foreign income inclusions in the U.S. tax base, state income taxes and non-deductible expenses and positively impacted by the research and development credit. For the six months ended June 30, 2020, the rate is positively impacted by adjustments associated with the effective settlement of specific uncertain tax positions with the IRS.
Our effective income tax rate was 32.5% and 32.2%, respectively, for the three and six months ended June 30, 2019. In comparison to the U.S. statutory rate of 21.0%, the Company's effective income tax rate was negatively impacted by foreign earnings taxed at a higher rate, the effect of GILTI and other foreign income inclusions in the U.S. tax base, state income taxes and non-deductible expenses, and was positively impacted by the release of a valuation allowance related profitability improvements in South America and a research and development credit.
There was a negligible change in our valuation allowances for the three and six months ended June 30, 2020 and an $8.1 million decrease for the three and six months ended June 30, 2019.
We reported a net increase in unrecognized tax positions in the three months ended June 30, 2020 of $4.4 million primarily related to interest accrual on existing positions and a net decrease in the six months ended June 30, 2020 of $5.6 million, primarily related to certain settlements with respect to the ongoing U.S. IRS audit for the 2011- 2014 tax years. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax benefits may increase or decrease during the next 12 months as a result of the remaining items under IRS audit for those years. We reported a net increase in unrecognized tax benefits in the three and six months ended June 30, 2019 of $7.7 million and $9.7 million, respectively, primarily related to U.S audit assessment and interest accrual on existing positions. Interest and penalties on tax assessments are included in income tax expense.
With respect to the 2014 tax year, the IRS has proposed to disallow the deduction of the approximately $1.49 billion for the settlement payments made pursuant to the Settlement agreement, as defined in Note 19, "Commitments and Contingencies," to the Notes to Condensed Consolidated Financial Statements, and the reduction of our U.S. federal tax liability by approximately $525 million. Although we believe that we have meritorious defenses to the proposed disallowance and are protesting it with the IRS, this matter may not be resolved in 2020. It is possible that future developments in this matter could have a material impact on the uncertain tax position balances and results of operations, including cash flow, within the next 12 months.
We have no outstanding liability with respect to Transition Tax associated with the U.S. Tax Cuts and Jobs Act of 2017.
In April 2020 we became aware of a withholding tax regulation that could be interpreted to apply to certain aspects of the intra-group use or transfer of intellectual property. We have completed our evaluation of the interpretation of this regulation and recorded $0.4 million to expense in the three months ending June 30, 2020.
In July 2020, the U.S. Department of Treasury issued final tax regulations with respect to the GILTI proposed tax regulations originally published in 2019. These regulations permit an election to exclude from the GILTI calculation items of income which are subject to a high effective rate of foreign tax. If elected, the adoption of these final regulations will be accounted for in subsequent periods and is not expected to unfavorably impact our income tax expense. We are in the process of assessing the expected impact of these final regulations on our consolidated financial statements.
Note 19 Commitments and Contingencies

Diversey Sale Clawback Agreement and Receivables
As part of our 2017 sale of Diversey to Diamond (BC) B.V. (the “Buyer”), Sealed Air and the Buyer entered into that certain Letter Agreement (the “Clawback Agreement”), under which Sealed Air could be required to return a portion of the proceeds we received in the sale, if, and to the extent, Diversey failed to achieve a specified minimum gross margin arising from sales of certain products during the one year period following a successful renewal of certain commercial contracts. In the third quarter of 2019, the Buyer submitted a claim to us under the Clawback Agreement seeking such a refund in the amount of $49.2 million, and we delivered a dispute notice to the Buyer in respect to such claim in the fourth quarter of 2019. On April 29, 2020, Sealed Air and the Buyer entered into a Stipulation and Agreement of Settlement and Release (the “Diversey Settlement Agreement”), whereby, among other things, the Buyer released us from any and all claims under the Clawback Agreement, and the parties terminated the Clawback Agreement.
Pursuant to the Diversey Settlement Agreement, the parties settled their disputes relating to certain other Tax Receivables and other receivables arising out of the Diversey sale, including fees owed to Sealed Air from the Buyer pursuant to the Transition Service Agreement entered into in connection with the sale (“TSA”) and cash held by Diversey in certain non-U.S. jurisdictions as of the sale closing date that Buyer was required to cooperate to deliver to Sealed Air when and as permitted, subject to certain limitations (“Trapped Cash”). Under the Diversey Settlement Agreement, Sealed Air relinquished all of its rights to receive any of the Trapped Cash, and the parties further agreed to release each other from any and all claims arising under or with respect to the TSA, the Trapped Cash, and the Clawback Agreement and such other matters as expressly agreed upon in the Diversey Settlement Agreement (provided, that, except for those specific matters released, the terms of the Purchase Agreement otherwise remain in effect in accordance with their terms).
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
As of June 30, 2020, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.
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
We did not repurchase any shares during the three and sixth ended June 30, 2020. During the three and six months ended June 30, 2019, we repurchased 1,154,047 and 1,560,633 shares, for approximately $49.5 million and $67.2 million. These repurchases were made under open market transactions, including through plans complying with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended and pursuant to the share repurchase program previously authorized by our Board of Directors.
Dividends
On February 13, 2020, our Board of Directors declared a quarterly cash dividend of $0.16 per common share, or $24.9 million, which was paid on March 20, 2020, to stockholders of record at the close of business on March 6, 2020.
On May 21, 2020, our Board of Directors declared a quarterly cash dividend of $0.16 per common share, or $24.9 million, which was paid on June 19, 2020, to stockholders of record at the close of business on June 5, 2020.

On July 17, 2020 our Board of Directors declared a quarterly cash dividend of $0.16 per common share, which will be paid on September 18, 2020 to shareholders of record at the close of business on September 4, 2020.
The dividends paid in the six months ended June 30, 2020 were recorded as a reduction to cash and cash equivalents and retained earnings on our Condensed Consolidated Balance Sheets. Our credit facility and our notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Statements of Operations. There is no guarantee that our Board of Directors will declare any future dividends.
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
In 2018, the Board of Directors adopted, and our shareholders approved an amendment and restatement to the Omnibus Incentive Plan. The amended plan adds 2,199,114 shares of common stock to the share pool previously available under the Omnibus Incentive Plan.

We record share-based incentive compensation expense in selling, general and administrative expenses and cost of sales on our Condensed Consolidated Statements of Operations for both equity-classified and liability-classified awards. We record corresponding credit to additional paid-in capital within stockholders’ equity for equity-classified awards, and to either current or non-current liability for liability-classified awards based on the fair value of the share-based incentive compensation awards at the date of grant. Total expense for the liability-classified awards continues to be remeasured to fair value at the end of each reporting period. We recognize an expense or credit reflecting the straight-line recognition, net of estimated forfeitures, of the expected cost of the program. The number of Performance Share Units ("PSUs") earned may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met.
The table below shows our total share-based incentive compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Total share-based incentive compensation expense(1)	$10.5	$4.8	$19.0	$13.2

(1)The amounts presented above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock or the expense or income related to certain cash-based awards, however, the amounts include the expense related to share based awards that are settled in cash.

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

Note 21 Accumulated Other Comprehensive Loss

The following table provides details of comprehensive income (loss) for the six months ended June 30, 2020 and 2019:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Losses on Derivative Instruments for net investment hedge	Unrecognized Gains on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2018	$(136.4)	$(744.8)	$(41.9)	$2.7	$(920.4)
Other comprehensive income (loss) before reclassifications	—	6.3	2.3	(0.3)	8.3
Less: amounts reclassified from accumulated other comprehensive loss	1.7	—	—	(1.0)	0.7
Net current period other comprehensive income (loss)	1.7	6.3	2.3	(1.3)	9.0
Balance at June 30, 2019(1)	$(134.7)	$(738.5)	$(39.6)	$1.4	$(911.4)

Balance at December 31, 2019	$(146.1)	$(728.6)	$(34.5)	$0.2	$(909.0)
Other comprehensive (loss) income before reclassifications	(0.1)	(87.1)	(1.3)	4.7	(83.8)
Less: amounts reclassified from accumulated other comprehensive loss	2.2	—	—	(2.4)	(0.2)
Net current period other comprehensive income (loss)	2.1	(87.1)	(1.3)	2.3	(84.0)
Balance at June 30, 2020(1)	$(144.0)	$(815.7)	$(35.8)	$2.5	$(993.0)

(1)The ending balance in AOCL includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $4.5 million and $(0.4) million as of June 30, 2020 and 2019, respectively.
The following table provides detail of amounts reclassified from AOCL:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020(1)	2019(1)	2020(1)	2019(1)	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefits:
Prior service credit	$—	$—	$0.1	$0.1
Actuarial losses	(1.4)	(1.2)	(3.0)	(2.4)
Total pre-tax amount	(1.4)	(1.2)	(2.9)	(2.3)	Other income, net
Tax benefit	0.3	0.3	0.7	0.6
Net of tax	(1.1)	(0.9)	(2.2)	(1.7)
Net gains on cash flow hedging derivatives:(2)
Foreign currency forward contracts	2.0	0.9	3.1	1.5	Cost of sales
Treasury locks	0.1	0.1	0.1	0.1	Interest expense, net
Total pre-tax amount	2.1	1.0	3.2	1.6
Tax expense	(0.5)	(0.4)	(0.8)	(0.6)
Net of tax	1.6	0.6	2.4	1.0
Total reclassifications for the period	$0.5	$(0.3)	$0.2	$(0.7)

(1)Amounts in parenthesis indicate changes to earnings (loss).
(2)These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 15, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements for additional details.

Note 22 Other Income, net

The following table provides details of other income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net foreign exchange transaction gain (loss)	$0.6	$(1.5)	$6.6	$(2.6)
Bank fee expense	(1.2)	(1.3)	(2.3)	(2.5)
Pension income other than service costs	0.4	0.5	1.2	0.9
Other, net	3.6	6.2	3.6	7.4
Other income, net	$3.4	$3.9	$9.1	$3.2

Note 23 Net Earnings Per Common Share
The following table shows the calculation of basic and diluted net earnings per common share under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Basic Net Earnings Per Common Share:
Numerator:
Net earnings	$100.1	$33.2	$226.7	$90.7
Distributed and allocated undistributed net earnings to unvested restricted stockholders	—	(0.1)	(0.1)	(0.2)
Distributed and allocated undistributed net earnings	100.1	33.1	226.6	90.5
Distributed net earnings - dividends paid to common stockholders	(24.9)	(24.6)	(49.7)	(49.4)
Allocation of undistributed net earnings to common stockholders	$75.2	$8.5	$176.9	$41.1
Denominator:
Weighted average number of common shares outstanding - basic	155.6	154.5	155.1	154.6
Basic net earnings per common share:
Distributed net earnings	$0.16	$0.16	$0.32	$0.32
Allocated undistributed net earnings to common stockholders	0.48	0.06	1.14	0.27
Basic net earnings per common share	$0.64	$0.22	$1.46	$0.59
Diluted Net Earnings Per Common Share:
Numerator:
Distributed and allocated undistributed net earnings	$100.1	$33.1	$226.6	$90.5
Add: Allocated undistributed net earnings to unvested restricted stockholders	—	—	0.1	0.1
Less: Undistributed net earnings reallocated to unvested restricted stockholders	—	—	(0.1)	(0.1)
Net earnings available to common stockholders - diluted	$100.1	$33.1	$226.6	$90.5
Denominator:
Weighted average number of common shares outstanding - basic	155.6	154.5	155.1	154.6
Effect of contingently issuable shares	0.1	0.3	0.1	0.2
Effect of unvested restricted stock units	0.2	0.2	0.2	0.2
Weighted average number of common shares outstanding - diluted under two-class	155.9	155.0	155.4	155.0
Effect of unvested restricted stock - participating security	—	0.3	—	0.3
Weighted average number of common shares outstanding - diluted under treasury stock	155.9	155.3	155.4	155.3
Diluted net earnings per common share	$0.64	$0.21	$1.46	$0.58

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
Starting in the second quarter 2020, we have renamed our reporting segments from Food Care to Food and from Product Care to Protective. This segment reporting name change aligns with our use internally and in the markets we serve. There has been no change in the composition of the segments and no impact on prior period results of our reporting segments.
Recent Events and Trends

Impact of COVID-19
On March 11, 2020, the World Health Organization declared the Coronavirus Disease 2019 (“COVID-19”) outbreak to be a global pandemic. Additionally, many international heads of state, including the President of the United States, declared the COVID-19 outbreak to be a national emergency in their respective countries. In response to these declarations and the rapid spread of COVID-19 across many countries, including the United States, governmental agencies around the world (including federal, state and local governments in the United States) implemented varying degrees of restrictions on social and commercial activities to promote social distancing in an effort to slow the spread of the illness. While the initial restrictions have been lifted or revised in many parts of the world and the United States, the measures, as well as future measures, had and will continue to create a significant adverse impact upon many sectors of the global economy. Additionally, the spread of the virus continues to accelerate in some parts of the world, including the United States.
We continue to monitor the impact of COVID-19 on all aspects of our business and geographies, including the impact on our employees, customers, suppliers, business partners and distribution channels. Our established crisis management teams, which are comprised of cross function and regional leaders, continue to assess the evolving situation and implement business continuity plans at both the regional and headquarter levels. See Part II, Item 1A, “Risk Factors,” below for additional risks related to the COVID-19 pandemic.
Employee Health and Safety and Business Continuity
The health and safety of Sealed Air’s global employees, suppliers and customers continue to be the Company’s top priority. Safety measures remain in place at Sealed Air sites such as: enhanced cleaning procedures, employee temperature checks, use of personal protective equipment for location-dependent workers, social distancing measures within operating sites, remote work arrangements for non-location dependent employees, visitor access restrictions and significant limitations on travel, particularly in regions with high transmission of COVID-19.
Remote work arrangements will remain in place for some of our non-location dependent employees as appropriate. In a remote working environment, we continue our efforts to mitigate information technology risks including failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks and security breaches of our networks or systems. Additionally, we continue to execute all activities related to our internal control over financial reporting in our remote environment. There has not been any change in our internal control over financial reporting during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
While we continue to practice enhanced employee safety and other precautionary measures during this pandemic, there are significant uncertainties regarding the future impact of COVID-19, which we cannot predict.
Supply Chain and Operations
Sealed Air's global operations continue to operate and serve customers' needs. We experienced limited facility closures as a result of government orders in response to the pandemic. Additionally, in some jurisdictions, we have at times reduced production capacity due to local social distancing requirements which limit the number of employees in our facility. These instances have not had a material impact on our operations to date. We continue to closely monitor our location-dependent operations.
The impact of COVID-19 has resulted in approximately $9 million in unanticipated net expenses for the six months ended June 30, 2020. These costs included additional personal protective gear, cleaning and other health and hygiene supplies and related expenses; higher employment costs; and incremental freight due to sourcing changes along with other higher manufacturing related costs.
We cannot predict the impact on our operations of continued spread or worsening of the COVID-19 pandemic or future restrictions on commercial activities by governmental agencies to limit future spread of the virus. The health of our workforce, and our ability to meet staffing needs in our manufacturing facilities, distribution of our products and other critical functions are key to our operations.

Markets We Serve
Early during the implementation of initial commercial and social restrictions, employees within “Food and Agriculture” and “Transportation and Logistics,” including their respective supply chains such as packaging material providers, were deemed “Essential Critical Infrastructure Workers” by the U.S. Department of Homeland Security and similarly by other international governmental agencies. These designations covered the majority of Sealed Air employees and allowed us to continue operations in order to serve our customers.
Late in the first quarter and early in the second quarter, as the initial impact of COVID-19 intensified around the world, we experienced an increase in demand for packaging solutions for essential materials including all proteins, frozen foods, pantry items, medical equipment and pharmaceuticals. However, demand contracted mid-second quarter as some of our customers, including certain meat processors and industrial manufacturers, had to temporarily suspend production or were unable to fully staff their operations due to COVID-19 outbreaks. As these customers returned to operation, demand and volume increased late in the second quarter. Subsequent disruption in our customers' operations could negatively impact our future results of operations.
Some sectors, such as industrial goods, capital-intensive equipment and parts of the food industry including food service and restaurants have experienced significant adverse impacts. Capital-intensive equipment that serves food market segments has been negatively impacted due to customer's re-evaluation of investments and delays due to restrictions on third-party visitors and installations in light of current social distancing measures.
Overall, organic sales volume declined $49 million or 4% during the second quarter, with Food down 2% and Protective down 8%.
Liquidity and Financial Position
As of June 30, 2020, Sealed Air had approximately $1.3 billion of liquidity available, comprised of $290 million in cash and undrawn, committed credit facilities of $1,052 million. The Company does not have long-term debt maturing until August 2022. See Note 10, “Accounts Receivable Securitization Programs” and Note 14, “Debt and Credit Facilities” for further details.
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Our Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio of debt to EBITDA. As a result of our acquisition of Automated, the maximum covenant leverage ratio of debt to EBITDA has temporarily increased to 5.00 to 1.00 through September 30, 2020. The maximum covenant leverage ratio will return to 4.50 to 1.00 after September 30, 2020. At June 30, 2020, our leverage ratio of debt to EBITDA, as calculated under the covenant, is 2.92 to 1.00. We expect continued compliance with our debt covenants including the covenant leverage ratio over the next 12 months. See Note 14, “Debt and Credit Facilities” for further details.
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
The following table shows a reconciliation of U.S. GAAP Net Earnings from continuing operations to non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net earnings from continuing operations	100.3	25.5	214.8	89.8
Interest expense, net	43.3	43.2	87.7	88.1
Income tax provision	44.6	12.3	77.3	42.7
Depreciation and amortization, net of adjustments(1)	53.4	38.0	104.9	78.2
Special Items:
Restructuring charges	10.1	29.3	10.7	36.7
Other restructuring associated costs(2)	3.8	21.3	7.8	38.0
Foreign currency exchange loss due to highly inflationary economies	1.2	1.3	2.1	2.1
Charges related to the Novipax settlement agreement	—	59.0	—	59.0
Charges (income) related to acquisition and divestiture activity	1.2	(0.5)	4.1	3.2
Other Special Items(3)	2.0	7.3	3.7	14.7
Pre-tax impact of Special Items	18.3	117.7	28.4	153.7
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$259.9	$236.7	$513.1	$452.5

(1)Includes depreciation and amortization adjustments of $(0.1) million and $(1.0) million for the three and six months ended June 30, 2019, respectively.
(2)Other restructuring associated costs for the three and six months ended June 30, 2020 primarily relate to fees paid to third-party consultants in support of Reinvent SEE. Other restructuring associated costs for the three and six months ended June 30, 2019 primarily relate to fees paid to third-party consultants in support of Reinvent SEE and costs associated with property consolidations and machinery and equipment relocations resulting from Reinvent SEE. See Note 13, "Restructuring Activities," for additional information related to our Reinvent SEE and our restructuring program.
(3)Other Special Items for the three and six months ended June 30, 2019, primarily included fees related to professional services, mainly legal fees, directly associated with Special Items or events that are considered one-time or infrequent in nature.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
U.S. GAAP net earnings and diluted EPS from continuing operations(1)	$100.3	$0.64	$25.5	$0.16	$214.8	$1.38	$89.8	$0.58
Special Items(2)	18.0	0.12	99.8	0.64	16.9	0.11	127.7	0.82
Non-U.S. GAAP adjusted net earnings and adjusted diluted EPS from continuing operations	$118.3	$0.76	$125.3	$0.80	$231.7	$1.49	$217.5	$1.40
Weighted average number of common shares outstanding - Diluted		155.9		155.3		155.4		155.3

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
The following table shows our calculation of the non-U.S. GAAP Adjusted income tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
U.S. GAAP Earnings before income tax provision from continuing operations	$144.9	$37.8	$292.1	$132.5
Pre-tax impact of Special Items	18.3	117.7	28.4	153.7
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$163.2	$155.5	$320.5	$286.2

U.S. GAAP Income tax provision from continuing operations	$44.6	$12.3	$77.3	$42.7
Tax Special Items	(3.2)	(10.9)	5.4	(11.7)
Tax impact of Special Items	3.5	28.8	6.1	37.7
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$44.9	$30.2	$88.8	$68.7

U.S. GAAP Effective income tax rate	30.8%	32.5%	26.5%	32.2%
Non-U.S. GAAP Adjusted income tax rate	27.5%	19.4%	27.7%	24.0%
Organic and Constant Dollar Measures
In our “Net Sales by Geographic Region,” “Net Sales by Segment” and in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar” and we exclude acquisitions in the first year after closing, divestiture activity and the impact of foreign currency translation when presenting net sales information, which we define as "organic." Changes in net sales excluding the impact of foreign currency translation and/or acquisition and divestiture activity are non-U.S. GAAP financial measures. As a worldwide business, it is important that we consider the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot control changes in foreign currency exchange rates. Consequently, when our management analyzes our financial results including performance metrics such as sales, cost of goods sold or selling, general and administrative expense, to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our current period results at prior period foreign currency exchange rates. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, our management believes that these presentations are useful internally and may be useful to investors.
Refer to these specific tables presented later in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for reconciliations of these non-U.S. GAAP financial measures to their most directly comparable U.S. GAAP measures.
Free Cash Flow
In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure.
Refer to these specific tables presented later in our Management’s Discussion and Analysis of Historical Cash Flow Analysis for reconciliations of these non-U.S. GAAP financial measures to their most directly comparable U.S. GAAP measures.

Highlights of Financial Performance
Below are the highlights of our financial performance for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions, except per share amounts)	2020	2019	Change	2020	2019	Change
Net sales	$1,151.2	$1,161.0	(0.8)%	$2,325.1	$2,273.7	2.3%
Gross profit	$389.9	$378.3	3.1%	$780.4	$743.5	5.0%
As a % of net sales	33.9%	32.6%		33.6%	32.7%
Operating profit	$186.0	$78.4	#	$372.8	$219.5	69.8%
As a % of net sales	16.2%	6.8%		16.0%	9.7%
Net earnings from continuing operations	$100.3	$25.5	#	$214.8	$89.8	#
(Loss) Gain on sale of discontinued operations, net of tax	(0.2)	7.7	#	11.9	0.9	#
Net earnings	$100.1	$33.2	#	$226.7	$90.7	#
Basic:
Continuing operations	$0.64	$0.16	#	$1.38	$0.58	#
Discontinued operations	—	0.06	#	0.08	0.01	#
Net earnings per common share - basic	$0.64	$0.22	#	$1.46	$0.59	#
Diluted:
Continuing operations	$0.64	$0.16	#	$1.38	$0.58	#
Discontinued operations	—	0.05	#	0.08	—	#
Net earnings per common share - diluted	$0.64	$0.21	#	$1.46	$0.58	#
Weighted average numbers of common shares outstanding:
Basic	155.6	154.5		155.1	154.6
Diluted	155.9	155.3		155.4	155.3
Non-U.S. GAAP Adjusted EBITDA from continuing operations(1)	$259.9	$236.7	9.8%	$513.1	$452.5	13.4%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$0.76	$0.80	(5.0)%	$1.49	$1.40	6.4%

#  Denotes a variance greater or equal to 100% or equal to or less than (100)%.
(1)See “Non-U.S. GAAP Information” for a reconciliation of U.S. GAAP net earnings from continuing operations to non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations.
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
The following table presents the approximate favorable or (unfavorable) impact that foreign currency translation had on our Condensed Consolidated Financial Results from continuing operations:

(In millions)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Net sales	$(41.9)	$(72.0)
Cost of sales	30.0	52.0
Selling, general and administrative expenses	3.9	7.2
Net earnings	(5.8)	(10.3)
Adjusted EBITDA	(7.9)	(14.5)

Net Sales by Geographic Region
The following table presents the components of the change in net sales by geographic region for the three and six months ended June 30, 2020 compared with the same periods in 2019. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar”, and the change in net sales excluding acquisitions and divestitures and the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as "organic." We believe using constant dollar and organic measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates and large fluctuations due to acquisitions or divestitures.

	Three Months Ended June 30,
(In millions)	North America		EMEA		APAC		South America		Total
2019 Net Sales	$688.6	59.3%	$246.6	21.2%	$169.6	14.6%	$56.2	4.8%	$1,161.0

Price	(1.5)	(0.2)%	(0.7)	(0.3)%	(0.6)	(0.4)%	10.6	18.8%	7.8	0.6%
Volume(1)	(42.7)	(6.2)%	(11.9)	(4.8)%	5.9	3.5%	(0.4)	(0.7)%	(49.1)	(4.2)%
Total organic change (non-U.S. GAAP)	(44.2)	(6.4)%	(12.6)	(5.1)%	5.3	3.1%	10.2	18.1%	(41.3)	(3.6)%
Acquisitions	58.2	8.4%	13.4	5.4%	1.6	1.0%	0.2	0.4%	73.4	6.4%
Total constant dollar change (non-U.S. GAAP)	14.0	2.0%	0.8	0.3%	6.9	4.1%	10.4	18.5%	32.1	2.8%
Foreign currency translation	(9.3)	(1.3)%	(8.1)	(3.3)%	(5.8)	(3.5)%	(18.7)	(33.3)%	(41.9)	(3.6)%
Total change (U.S. GAAP)	4.7	0.7%	(7.3)	(3.0)%	1.1	0.6%	(8.3)	(14.8)%	(9.8)	(0.8)%

2020 Net Sales	$693.3	60.2%	$239.3	20.8%	$170.7	14.8%	$47.9	4.2%	$1,151.2

	Six Months Ended June 30,
(In millions)	North America		EMEA		APAC		South America		Total
2019 Net Sales	$1,340.8	59.0%	$482.4	21.2%	$339.5	14.9%	$111.0	4.9%	$2,273.7
Price	(14.7)	(1.1)%	(1.3)	(0.3)%	(1.1)	(0.3)%	19.6	17.7%	2.5	0.1%
Volume(1)	(23.3)	(1.7)%	(9.4)	(1.9)%	1.8	0.5%	3.5	3.1%	(27.4)	(1.2)%
Total organic change (non-U.S. GAAP)	(38.0)	(2.8)%	(10.7)	(2.2)%	0.7	0.2%	23.1	20.8%	(24.9)	(1.1)%
Acquisitions	114.5	8.5%	28.4	5.9%	5.1	1.5%	0.3	0.3%	148.3	6.5%
Total constant dollar change (non-U.S. GAAP)	76.5	5.7%	17.7	3.7%	5.8	1.7%	23.4	21.1%	123.4	5.4%
Foreign currency translation	(11.0)	(0.8)%	(14.7)	(3.1)%	(13.1)	(3.9)%	(33.2)	(29.9)%	(72.0)	(3.1)%
Total change (U.S. GAAP)	65.5	4.9%	3.0	0.6%	(7.3)	(2.2)%	(9.8)	(8.8)%	51.4	2.3%

2020 Net Sales	$1,406.3	60.5%	$485.4	20.9%	$332.2	14.3%	$101.2	4.4%	$2,325.1

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.

Net Sales by Segment
The following table presents the components of change in net sales by reportable segment for the three and six months ended June 30, 2020 compared with the same periods in 2019. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar”, and the change in net sales excluding the impact of foreign currency translation and acquisitions and divestitures, a non-U.S. GAAP measure, which we define as "organic." We believe using constant dollar and organic measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates and large fluctuations due to acquisitions or divestitures.

	Three Months Ended June 30,
(In millions)	Food		Protective		Total Company
2019 Net Sales	$711.0	61.2%	$450.0	38.8%	$1,161.0
Price	10.4	1.5%	(2.6)	(0.6)%	7.8	0.6%
Volume(1)	(13.2)	(1.9)%	(35.9)	(8.0)%	(49.1)	(4.2)%
Total organic change (non-U.S. GAAP)	(2.8)	(0.4)%	(38.5)	(8.6)%	(41.3)	(3.6)%
Acquisitions	0.9	0.1%	72.5	16.2%	73.4	6.4%
Total constant dollar change (non-U.S.GAAP)	(1.9)	(0.3)%	34.0	7.6%	32.1	2.8%
Foreign currency translation	(35.9)	(5.0)%	(6.0)	(1.4)%	(41.9)	(3.6)%
Total change (U.S. GAAP)	(37.8)	(5.3)%	28.0	6.2%	(9.8)	(0.8)%

2020 Net Sales	$673.2	58.5%	$478.0	41.5%	$1,151.2

	Six Months Ended June 30,
(In millions)	Food		Protective		Total Company
2019 Net Sales	$1,391.0	61.2%	$882.7	38.8%	$2,273.7
Price	8.7	0.6%	(6.2)	(0.7)%	2.5	0.1%
Volume(1)	18.2	1.3%	(45.6)	(5.2)%	(27.4)	(1.2)%
Total organic change (non-U.S. GAAP)	26.9	1.9%	(51.8)	(5.9)%	(24.9)	(1.1)%
Acquisitions	6.5	0.5%	141.8	16.1%	148.3	6.5%
Total constant dollar change (non-U.S.GAAP)	33.4	2.4%	90.0	10.2%	123.4	5.4%
Foreign currency translation	(60.9)	(4.4)%	(11.1)	(1.3)%	(72.0)	(3.1)%
Total change (U.S. GAAP)	(27.5)	(2.0)%	78.9	8.9%	51.4	2.3%

2020 Net Sales	$1,363.5	58.6%	$961.6	41.4%	$2,325.1

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
The following net sales discussion is on a reported and constant dollar basis.
Food
Three Months Ended June 30, 2020 Compared with the Same Period in 2019
As reported, net sales decreased $38 million, or 5% in 2020 compared with 2019. Foreign currency had a negative impact of $36 million. On a constant dollar basis, net sales decreased $2 million, or 0.3% in 2020 compared with 2019 primarily due to the following:
•lower volume of $13 million, primarily due to a decline in the global food service industry and certain meat processing plant closures in North America during the quarter as a result of COVID-19.

These were partially offset by:
•favorable price of $10 million, primarily in South America driven by US dollar-based indexed pricing; and
•sales from acquisitions within the first twelve months of ownership contributing $1 million.
Six Months Ended June 30, 2020 Compared with the Same Period of 2019
As reported, net sales decreased $28 million, or 2%, in 2020 compared to 2019. Foreign currency had a negative impact of $61 million. On a constant dollar basis, net sales increased $33 million, or 2%, in 2020 compared with 2019 primarily due to the following:
•higher volume of $18 million, driven in the first quarter by increased demand for protein packaging at the retail level due to COVID-19. Volume increased in North America, EMEA and South America, and was partially offset in APAC;
•favorable price of $9 million, primarily in South America on US dollar-based indexed pricing, partially offset by formula-based pricing in North America; and
•contributions from acquisitions made in the second quarter of 2019 of approximately $6 million.
Protective
Three Months Ended June 30, 2020 Compared with the Same Period in 2019
As reported, net sales increased $28 million, or 6%, in 2020 as compared to 2019. Foreign currency had a negative impact of $6 million. On a constant dollar basis, net sales increased $34 million, or 8%, in 2020 compared with 2019 primarily due to the following:
•the contribution of $73 million of sales from the Automated acquisition.
These were partially offset by:
•lower organic volume of $36 million, primarily in North America and EMEA. Decreased volumes were due to deteriorating global industrial manufacturing, partially offset by the increase in e-commerce demand for consumer staples and medical supplies, both of which were driven by the impact of COVID-19; and
•unfavorable pricing of $3 million, primarily in North America.
Six Months Ended June 30, 2020 Compared with the Same Period of 2019
As reported, net sales increased $79 million, or 9%, in 2020 as compared to 2019. Foreign currency had a negative impact of $11 million. On a constant dollar basis, net sales increased $90 million, or 10%, in 2020 compared with 2019 primarily due to the following:
•the contribution of $142 million of sales from the Automated acquisition.
These were partially offset by:
•lower organic volume of $46 million, primarily in North America and EMEA. Decreased volumes were due to deteriorating global industrial manufacturing, partially offset by the increase in e-commerce demand for consumer staples and medical supplies, both of which were driven by the impact of COVID-19; and
•unfavorable price of $6 million, primarily in North America.
Cost of Sales
Cost of sales for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2020	2019	Change	2020	2019	Change
Net sales	$1,151.2	$1,161.0	(0.8)%	$2,325.1	$2,273.7	2.3%
Cost of sales	761.3	782.7	(2.7)%	1,544.7	1,530.2	0.9%
As a % of net sales	66.1%	67.4%		66.4%	67.3%

Three Months Ended June 30, 2020 Compared with the Same Period in 2019
As reported, cost of sales decreased by $21 million, or 2.7%, in 2020 compared to 2019. Cost of sales was impacted by favorable foreign currency translation of $30 million. As a percentage of net sales, cost of sales decreased by 130 basis points, from 67.4% for the three months ended June 30, 2019 to 66.1% for the three months ended June 30, 2020, primarily due to productivity improvements resulting from our Reinvent SEE initiatives and lower input costs during the quarter. Improvements were partially offset by inflationary cost increases including non-material and labor and additional expenses related to COVID-19 (including personal protective gear, cleaning and other health and hygiene supplies and expenses), higher employment costs and incremental freight due to sourcing changes along with other higher manufacturing related costs.
Six Months Ended June 30, 2020 Compared with the Same Period of 2019
As reported, cost of sales increased by $15 million, or 0.9%, in 2020 as compared to 2019. Cost of sales was impacted by favorable foreign currency translation of $52 million. As a percentage of net sales, cost of sales decreased by 90 basis points, from 67.3% for the six months ended June 30, 2019 to 66.4% for the six months ended June 30, 2020, primarily due to productivity improvements resulting from our Reinvent SEE initiatives and lower input costs during the year. Improvements were partially offset by inflationary cost increases including non-material and labor and additional expenses related to COVID-19.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") for the three and six months ended June 30, 2020 and 2019 are included in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2020	2019	Change	2020	2019	Change
Selling, general and administrative expenses	$184.5	$266.2	(30.7)%	$378.6	$478.3	(20.8)%
As a % of net sales	16.0%	22.9%		16.3%	21.0%
Three Months Ended June 30, 2020 Compared with the Same Period in 2019
As reported, SG&A expenses decreased by $82 million, or 31%, in 2020 compared to 2019. SG&A expenses were impacted by favorable foreign currency translation of $4 million. On a constant dollar basis, SG&A expenses decreased $78 million, or 29%. The decrease is primarily driven by the charge associated with the Novipax settlement incurred in 2019 as well as lower restructuring associated costs and lower professional service fees, including legal fees, associated with Special Items.
Six Months Ended June 30, 2020 Compared with the Same Period of 2019
As reported, SG&A expenses decreased by $100 million, or 21%, in 2020 as compared to 2019. SG&A expenses were impacted by favorable foreign currency translation of $7 million. On a constant dollar basis, SG&A expenses decreased $93 million, or 19%. The decrease is primarily driven by the charge associated with the Novipax settlement incurred in 2019 as well as lower restructuring associated costs and lower professional service fees, including legal fees, associated with Special Items. SG&A has also benefited from reductions driven by our Reinvent SEE transformation, including restructuring associated savings.
Amortization Expense of Intangible Assets Acquired
Amortization expense of intangible assets acquired for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2020	2019	Change	2020	2019	Change
Amortization expense of intangible assets acquired	$9.3	$4.4	111.4%	$18.3	$9.0	103.3%
As a % of net sales	0.8%	0.4%		0.8%	0.4%

The increase in amortization expense of intangibles for the three and six months ended June 30, 2020 was primarily related to our August 2019 acquisition of Automated and an increase in amortization for capitalized software.
Reinvent SEE Strategy and Restructuring Activities

See Note 13, “Restructuring Activities” for additional details regarding the Company’s restructuring programs discussed below.
In December 2018 the Sealed Air Board of Directors approved a three-year restructuring program as part of the Reinvent Strategy.
Sealed Air has combined the program associated with Reinvent SEE with its previously existing restructuring program (as combined, “the Program”) that was largely related to the elimination of stranded costs following the sale of Diversey. For the six months ended June 30, 2020, the Program generated incremental cost savings of $59 million related to reductions in operating costs, including $21 million from restructuring actions. In addition, savings realized related to actions impacting price cost spread were $9 million. We expect the Program to generate incremental cost savings of approximately $330 million by the end of 2021. We expect full year Program spend for 2020 and 2021 to be in the range of $80 to $110 million.
We also recorded $4 million and $8 million in restructuring associated costs for the three and six months ended June 30, 2020, respectively. Restructuring associated costs primarily relate to fees paid to third-party consultants in support of Reinvent SEE.
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
Interest expense, net for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2020	2019	Change	2020	2019	Change
Interest expense on our various debt instruments:
Term Loan A due August 2022(1)	$2.0	$—	$2.0	$5.6	$—	$5.6
Term Loan A due July 2023	1.2	2.1	(0.9)	3.1	4.3	(1.2)
Revolving credit facility due July 2023	0.3	0.3	—	0.7	0.7	—
6.50% Senior Notes due December 2020(2)	—	7.1	(7.1)	—	14.1	(14.1)
4.875% Senior Notes due December 2022	5.4	5.4	—	10.8	10.8	—
5.25% Senior Notes due April 2023	5.8	5.8	—	11.6	11.6	—
4.50% Senior Notes due September 2023	5.1	5.2	(0.1)	10.2	10.4	(0.2)
5.125% Senior Notes due December 2024	5.6	5.6	—	11.2	11.2	—
5.50% Senior Notes due September 2025	5.6	5.6	—	11.2	11.2	—
4.00% Senior Notes due December 2027(2)	4.3	—	4.3	8.7	—	8.7
6.875% Senior Notes due July 2033	7.7	7.7	—	15.5	15.5	—
Other interest expense	3.7	4.6	(0.9)	7.8	9.0	(1.2)
Less: capitalized interest	(1.3)	(2.1)	0.8	(3.2)	(3.9)	0.7
Less: interest income	(2.1)	(4.1)	2.0	(5.5)	(6.8)	1.3
Total	$43.3	$43.2	$0.1	$87.7	$88.1	$(0.4)

(1)On August 1, 2019, Sealed Air Corporation, on behalf of itself and certain of its subsidiaries, and Sealed Air Corporation (US) entered into an amendment to its existing senior secured credit facility with Bank of America, N.A., as agent, and the other financial institutions party thereto. The amendment provided for a new incremental term facility in an aggregate principal amount of up to $475 million, to be used, in part, to finance our acquisition of Automated Packaging Systems. See Note 14, "Debt and Credit Facilities" for further details.
(2)In November 2019, the Company issued $425 million of 4.00% Senior Notes due 2027 and used the proceeds to retire the existing $425 million of 6.50% Senior Notes due 2020. See Note 14, "Debt and Credit Facilities" for further details.
Other Income, net
Net foreign exchange transaction gain
For the six months ended June 30, 2020, we recorded $7 million in net foreign exchange transaction gain within Other Income, net in the Condensed Consolidated Statements of Operations. This income was primarily recognized in March as a result of volatile foreign currencies, particularly in emerging markets relative to the US Dollar due to macroeconomic conditions resulting from COVID-19. For the three months ended June 30, 2020, we recorded less than $1 million in net foreign exchange transaction gain, within Other Income, net in the Condensed Consolidated Statements of Operations. While we use financial instruments to hedge certain foreign currency exposures, this does not insulate us completely from foreign currency effects and exposes us to counterparty credit risk for non-performance.
See Note 22, “Other Income, net,” for the remaining components of other income, net.
Income Taxes
Our effective income tax rate for the three and six months ended June 30, 2020 was 31% and 27% respectively. The Company expects its annual effective tax rate related to continuing operations for 2020 to be approximately 27% based on its projected mix of earnings, although the actual effective tax rate could vary from the anticipated rate as a result of many factors, including but not limited to the following:

•The actual mix of earnings by jurisdiction, which could fluctuate from the Company’s projection;
•The tax effects of other discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations, which are reflected in the period in which they occur; and
•Any future legislative changes, and any related additional tax optimization to address these changes.
Due to the uncertainty in predicting these items, it is possible that the actual effective tax rate used for financial reporting purposes will change in future periods. For the six months ended June 30, 2020, the rate is positively impacted by adjustments associated with the effective settlement of specific uncertain tax positions with the IRS.
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
There was a negligible change in our valuation allowances for the three and six months ended June 30, 2020. For the six months ending June 30, 2019, there was an $8 million decrease in the valuation allowance in Brazil related to improved profitability from our Reinvent SEE initiatives.
We reported a net $4 million increase in unrecognized tax benefits during the three months ended June 30, 2020 primarily related to interest accruals on existing positions. During the six months ended June 30, 2020, we recorded a $6 million decrease in unrecognized tax benefits primarily related to settlements with tax authorities. We reported a net increase of $8 million and $10 million, respectively during the three and six months ended June 30, 2019, primarily related to an audit assessment in the U.S and interest accruals on existing positions. Interest and penalties on tax assessments are included in income tax expense.
Net Earnings from Continuing Operations
Net earnings for the three and six months ended June 30, 2020 and 2019 are included in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2020	2019	Change	2020	2019	Change
Net earnings from continuing operations	$100.3	$25.5	293.3%	$214.8	$89.8	139.2%

Three Months Ended June 30, 2020 Compared with the Same Period in 2019
For the three months ended June 30, 2020, net earnings was unfavorably impacted by $18 million of Special Items. Special Items were primarily the result of restructuring and other restructuring associated costs of $14 million ($11 million net of taxes).
For the three months ended June 30, 2019, net earnings was unfavorably impacted by $100 million of Special Items, net of tax. Special Items were primarily the result of a $59 million ($44 million net of taxes) charge related to the Novipax settlement as well as $51 million ($36 million net of taxes) in restructuring and restructuring associated costs primarily with our Reinvent SEE program.
Six Months Ended June 30, 2020 Compared with the Same Period of 2019
For the six months ended June 30, 2020, net earnings was unfavorably impacted by $17 million of Special Items, primarily related to restructuring and other restructuring associated costs of $19 million ($14 million net of taxes) and charges related to acquisition and divestiture activities of $4 million ($3 million net of taxes).
For the six months ended June 30, 2019, net earnings was unfavorably impacted by $128 million of Special Items after tax, which were primarily the result of a $59 million ($44 million net of taxes) charge related to the Novipax settlement as well as $74 million ($55 million net of taxes) in restructuring and restructuring associated costs primarily with our Reinvent SEE program.
Adjusted EBITDA by Segment
The Company evaluates performance of the reportable segments based on the results of each segment. The performance metric used by the Company's chief operating decision maker to evaluate the performance of our reportable segments is Adjusted EBITDA. We allocate and disclose depreciation and amortization expense to our segments, although depreciation and amortization are not included in the segment performance metric Adjusted EBITDA. We also allocate and disclose restructuring and other charges and impairment of goodwill and other intangible assets by segment, although they are not included in the segment performance metric Adjusted EBITDA since restructuring and other charges and impairment of goodwill and other intangible assets are categorized as Special Items. The accounting policies of the reportable segments and Corporate are the same as those applied to the Condensed Consolidated Financial Statements.

See "Non-U.S. GAAP Information” for a reconciliation of U.S. GAAP net earnings from continuing operations to non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2020	2019	Change	2020	2019	Change
Food	$169.1	$155.6	8.7%	$325.4	$298.5	9.0%
Adjusted EBITDA Margin	25.1%	21.9%		23.9%	21.5%
Protective	91.5	84.0	8.9%	184.3	159.0	15.9%
Adjusted EBITDA Margin	19.1%	18.7%		19.2%	18.0%
Corporate	(0.7)	(2.9)	(75.9)%	3.4	(5.0)	(168.0)%
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$259.9	$236.7	9.8%	$513.1	$452.5	13.4%
Adjusted EBITDA Margin	22.6%	20.4%		22.1%	19.9%
The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment during the three and six months ended June 30, 2020, as compared to the same periods in the prior year.
Food

Three Months Ended June 30, 2020 Compared with the Same Period in 2019

On a reported basis, Adjusted EBITDA increased $14 million in 2020 as compared to the same period in 2019. Adjusted EBITDA was impacted by unfavorable foreign currency translation of approximately $8 million. On a constant dollar basis, Adjusted EBITDA increased approximately $22 million, or 14%, in 2020 compared with the same period in 2019 primarily due to the impact of:
•Reinvent SEE benefits of $27 million driven by actions reducing operating costs by $24 million, including restructuring savings of $5 million, and improvements to price/cost spread of $3 million; and
•favorable price/cost spread of $13 million.
These increases were partially offset by:
•lower volume of $10 million due to certain meat processing plant closures in the second quarter as well as the slowdown in the food service industry;
•inflationary impact resulting in higher labor costs and non-material manufacturing costs and higher costs related to COVID-19, partially offset by tighter spend control, including lower travel costs resulting in a net unfavorable impact of approximately $5 million; and
•higher incentive compensation of approximately $3 million.
Six Months Ended June 30, 2020 Compared with the Same Period of 2019
On a reported basis, Adjusted EBITDA increased $27 million in 2020 as compared to the same period in 2019. Adjusted EBITDA was impacted by unfavorable foreign currency translation of $13 million. On a constant dollar basis, Adjusted EBITDA increased $40 million, or 14%, in 2020 compared with the same period in 2019 primarily due to the impact of:
•Reinvent SEE benefits of $47 million driven by actions reducing operating costs by $40 million, including restructuring savings of $13 million, and improvements to price/cost spread of $7 million;
•favorable price/cost spread of $14 million; and
•business growth including $2 million from higher volumes.
These increases were partially offset by:
•inflationary impact resulting in higher labor costs and non-material manufacturing costs and higher costs related to COVID-19, partially offset by tighter spend control, including lower travel costs, resulting in a net unfavorable impact of approximately $20 million; and
•higher incentive compensation of approximately $3 million.

Protective
Three Months Ended June 30, 2020 Compared with the Same Period in 2019
On a reported basis, Adjusted EBITDA increased $8 million in 2020 compared to the same period in 2019. Adjusted EBITDA was impacted by unfavorable foreign currency translation of $1 million. On a constant dollar basis, Adjusted EBITDA increased $9 million, or 10%, in 2020 compared with the same period in 2019 primarily as a result of:
•Contributions from Automated of $14 million;
•Reinvent SEE benefits of $11 million driven by actions reducing operating costs by $10 million, including restructuring savings of $2 million, and improvements to price/cost spread of $1 million; and
•favorable price/cost spread of $1 million.
These increases were partially offset by:
•organic volume decline resulting from the deteriorating industrial market of approximately $18 million.
Six Months Ended June 30, 2020 Compared with the Same Period of 2019
On a reported basis, Adjusted EBITDA increased $25 million in 2020 as compared to the same period in 2019. Adjusted EBITDA was impacted by unfavorable foreign currency translation of $2 million. On a constant dollar basis, Adjusted EBITDA increased $27 million, or 17%, in 2020 compared with the same period in 2019 primarily as a result of:
•Contributions from Automated of $27 million;
•Reinvent SEE benefits of $21 million driven by actions reducing operating costs by $19 million, including restructuring savings of $8 million and improvements to price/cost spread of $2 million; and
•favorable price/cost spread of $3 million.
These increases were partially offset by:
•organic volume decline resulting from the deteriorating industrial market of approximately $20 million;
•inflationary impact resulting in higher labor costs and non-material manufacturing costs and higher costs related to COVID-19, partially offset by tighter spend control, including lower travel costs resulting in a net unfavorable impact of approximately $4 million.
Corporate
Three Months Ended June 30, 2020 Compared with the Same Period in 2019
The $2 million decrease in Corporate expenses during the three months ended June 30, 2020 compared to the same period in 2019 was primarily driven by modest foreign currency transaction gains recorded to the statement of operations in 2020 compared to foreign currency transaction losses in 2019.
Six Months Ended June 30, 2020 Compared with the Same Period of 2019

The decrease in Corporate expenses by $8 million in the six months ended June 30, 2020 was primarily driven by foreign currency transaction gains recorded to the statement of operations in 2020 compared to foreign currency transaction losses in 2019.
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

COVID-19 has had a significant impact on global economic conditions, including volatile global equity markets and the availability of credit and liquidity. We currently believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above, over the next twelve months.
As of June 30, 2020, we had cash and cash equivalents of $290 million, of which approximately $251 million, or 87%, was located outside of the U.S. As of June 30, 2020, cash trapped outside of the U.S. was not material. Our U.S. cash balances and committed liquidity facilities available to U.S. borrowers are sufficient to fund our U.S. operating requirements, capital expenditures, current debt obligations and dividends. In the near term, we do not expect cash located outside of the U.S. will be needed to satisfy our obligations, dividends and other demands for cash in the U.S.
Cash and Cash Equivalents

The following table summarizes our accumulated cash and cash equivalents:

(In millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$289.7	$262.4

See “Analysis of Historical Cash Flow” below.
Accounts Receivable Securitization Programs
At June 30, 2020 we had $125 million available to us under our U.S. and European accounts receivable securitization programs, of which we had $50 million borrowed under the European program. At December 31, 2019, we had $127 million available to us under our U.S. and Europeans programs of which we had no borrowings under the European or U.S. programs. See Note 10, “Accounts Receivable Securitization Programs” for information concerning these programs.
Our trade receivable securitization program represents a borrowing against outstanding customer receivables. Therefore, the use or repayment of borrowings under this program is classified as a financing activity within our Condensed Consolidated Statement of Cash Flows. We do not recognize the cash flow within operating activities until the outstanding invoice has been paid by our customer. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. See Note 10, “Accounts Receivables Securitization Programs” for further details.
Accounts Receivable Factoring Programs
We account for our participation in our customers' supply chain arrangements or our trade receivable factoring program in accordance with ASC 860 which allows the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met. As such, the Company excludes the balances sold under the programs from accounts receivable, net on the Condensed Consolidated Balance Sheets. The sale of outstanding receivables through these programs increases our cash flow from operating activities at the point they are factored. See Note 11, “Accounts Receivable Factoring Programs,” of the Notes to Condensed Consolidated Financial Statements for further details.
Gross amounts received under these programs for the six months ended June 30, 2020 were $222 million, of which $108 million was received in the second quarter. If these programs had not been in effect for the six months ended June 30, 2020, we would have been required to collect the invoice amounts directly from the relevant customers in accordance with the agreed payment terms. Approximately $47 million in incremental accounts receivable would have been outstanding at June 30, 2020 if collection on such invoice amounts were made directly from our customers on the invoice due date and not through our customers' supply chain arrangements or our factoring program.
Lines of Credit
At June 30, 2020 and December 31, 2019, we had a $1.0 billion revolving credit facility and $23 million and $89 million of outstanding borrowings under the facility, respectively. There was $9 million and $10 million outstanding under various lines of credit extended to our subsidiaries at June 30, 2020 and December 31, 2019, respectively. See Note 14, “Debt and Credit Facilities” for further details.

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
Covenants
At June 30, 2020, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 14, “Debt and Credit Facilities”. As a result of our acquisition of Automated, the maximum covenant leverage ratio of debt to EBITDA under our Credit Facility has temporarily increased to 5.00 to 1.00 through September 30, 2020. The maximum covenant leverage ratio will return to 4.50 to 1.00 after September 30, 2020. At June 30, 2020, our leverage ratio of debt to EBITDA, as calculated under the covenant, is 2.92 to 1.00. We expect to be in continued compliance with our debt covenants including the covenant leverage ratio over the next 12 months.
Supply Chain Financing Programs
As part of our ongoing efforts to manage our working capital and improve our cash flow, we work with suppliers to optimize our purchasing terms and conditions, including extending payment terms. We also facilitate a voluntary supply chain financing program to provide some of our suppliers with the opportunity to sell receivables due from us (our trade payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. These programs are administered by participating financial institutions. Should the supplier choose to participate in the program, it will receive payment from the financial institution in advance of agreed payment terms; our responsibility is limited to making payments to the respective financial institutions on the terms originally negotiated with our supplier. The range of payment terms is consistent regardless of a vendor's participation in the program. We monitor our days payable outstanding relative to our peers and industry trends in order to assess our conclusion that these programs continue to be trade payable programs and not indicative of borrowing arrangements. The liabilities continue to be presented as trade payables in our consolidated balance sheets until they are paid, and they are reflected as cash flows from operating activities when settled.
These programs did not significantly improve our cash provided by operating activities or free cash flow for the six months ended June 30, 2020 as compared to prior periods.
Debt Ratings

Our cost of capital and ability to obtain external financing may be affected by our debt ratings, which the credit rating agencies review periodically. Below is a table that sets forth our credit ratings by the various types of debt.

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

Outstanding Indebtedness

At June 30, 2020 and December 31, 2019, our total debt outstanding consisted of the amounts set forth in the following table.

(In millions)	June 30, 2020	December 31, 2019
Short-term borrowings	$81.7	$98.9
Current portion of long-term debt	21.8	16.7
Total current debt	103.5	115.6
Total long-term debt, less current portion(1)	3,692.7	3,698.6
Total debt	3,796.2	3,814.2
Less: Cash and cash equivalents	(289.7)	(262.4)
Net Debt	$3,506.5	$3,551.8

(1)Amounts shown are net of unamortized discounts and debt issuance costs of $23 million as June 30, 2020 and $25 million as of December 31, 2019. See Note 14, “Debt and Credit Facilities” for further details.
Analysis of Historical Cash Flow

The following table shows the changes in our Condensed Consolidated Statements of Cash Flows during the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
(In millions)	2020	2019	Change
Net cash provided by operating activities	$213.0	$169.3	$43.7
Net cash used in investing activities	(67.2)	(124.4)	57.2
Net cash used in financing activities	(88.2)	(98.2)	10.0
Effect of foreign currency exchange rate changes on cash and cash equivalents	(30.3)	3.8	(34.1)

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(In millions)	2020	2019	Change
Cash flow provided by operating activities	$213.0	$169.3	$43.7
Capital expenditures	(83.6)	(94.5)	10.9
Free cash flow	$129.4	$74.8	$54.6
Operating Activities
Six Months Ended June 30, 2020 Compared with the Same Period in 2019
Net cash provided by operating activities was $213 million in the six months ended June 30, 2020, compared to $169 million in 2019. The increase in cash provided by operating activities was primarily driven by higher earnings and adjustments to reconcile net earnings to net cash provided by operating activities (“non-cash adjustments”) recorded in 2020 compared to the same period in 2019. Net earnings plus non-cash adjustments was a source of cash of $349 million in 2020 compared to $180 million in the six months ended June 30, 2019. Depreciation and amortization, including share-based incentive compensation, and profit sharing expense was $119 million in the current year compared to $90 million in the prior year due to higher depreciation and amortization from our Automated acquisition and higher incentive compensation on performance-based metrics. In addition to higher net earnings and non-cash adjustments, customer advanced payments on equipment purchases provided $12 million in cash flow during the six months ended June 30, 2020. Payroll taxes deferred under the CARES Act were approximately $8 million for the six months ended June 30, 2020. Additionally, activity in our customer volume rebate accruals relative to prior year activity provided $6 million to cash flow from operations.
Year over year favorability was partially offset by the $59 million Novipax settlement reserve which had been accrued but not yet paid as of June 30, 2019 and a $49 million increase in cash used by working capital accounts (inventories, trade receivables and accounts payable), as compared to six months ended June 30, 2019. The largest increase in working capital was inventory driven by a purposeful build in the second quarter 2020 for contingency planning against the risk of raw material shortages or supply disruptions resulting from the COVID-19 pandemic. Additionally, prior year activity in our restructuring accrual and uncertain tax position liability as of June 30, 2019, compared to movement during the current year, had a negative impact on year over year cash flow from operations of $24 million and $19 million, respectively.
Investing Activities
Six Months Ended June 30, 2020 Compared with the Same Period in 2019
Net cash used in investing activities was $67 million in the six months ended June 30, 2020 compared to $124 million used in the six months ended June 30, 2019. The change was primarily due to a $27 million decrease in cash outflow for business acquisitions representing the payment of $23 million in the second quarter 2019 for two Food acquisitions, offset by $4 million received in the first quarter 2020 as a purchase price adjustment on our acquisition of Automated. Additionally, receipts associated with sale of property and equipment and associated with the sale of Diversey increased by $8 million compared to the six months ended June 30, 2019.
The maturity of cash deposits with maturities greater than 90 days (marketable securities) and subsequent conversion to cash equivalents generated $13 million in the current year.
Capital expenditures were down $11 million in the six months ended June 30, 2020 compared to 2019 as the Company prioritized investments in light of the current macro-economic environment.
Financing Activities
Six Months Ended June 30, 2020 Compared with the Same Period in 2019
Net cash used in financing activities was $88 million in the six months ended June 30, 2020, compared to $98 million used in 2019. The change was primarily due to prior year repurchases of common stock of $67 million partially offset by a $54 million decrease in net proceeds from short-term borrowings. The decrease in short-term borrowings represents a reduction in the use of our revolver partially offset by an increase in amounts outstanding under the European accounts receivable securitization program during the current year.
Changes in Working Capital

(In millions)	June 30, 2020	December 31, 2019	Change
Working capital (current assets less current liabilities)	$277.4	$127.8	$149.6
Current ratio (current assets divided by current liabilities)	1.2x	1.1x
Quick ratio (current assets, less inventories divided by current liabilities)	0.7x	0.7x

The $150 million, or 117%, increase in working capital in the six months ended June 30, 2020 was primarily due to a $78 million decrease in other current liabilities, a $68 million increase in inventory and a $27 million increase in cash, partially offset by a $31 million increase in taxes payable primarily on the US income tax accrual. The decrease in other current liabilities reflects the settlement of performance-based compensation, profit sharing, volume rebate accruals and certain claims, partially offset by current period accruals. The inventory increase was driven by a purposeful build in the second quarter 2020 for contingency planning against the risk of raw material shortages or supply disruptions resulting from the COVID-19 pandemic.
Changes in Stockholders’ Deficit
The $126 million, or 64%, decrease in stockholders’ deficit in the six months ended June 30, 2020 was primarily due to the following:

•net earnings of $227 million;
•stock issued for profit sharing contribution paid in stock of $24 million;
•the effect of share-based incentive compensation of $9 million, including the impact of share-based compensation expense and netting of shares to cover the employee tax withholding amounts; and
•recognition of pension items and unrealized gains on derivative instruments of $2 million and $1 million, respectively.
These increases were partially offset by:
•cumulative translation adjustment of $87 million; and
•dividends paid on our common stock of $50 million.
We did not repurchase any shares of our common stock during the six months ended June 30, 2020. See Note 20, “Stockholders’ Deficit,” of the Notes to Condensed Consolidated Financial Statements for further details.
Derivative Financial Instruments

Interest Rate Swaps
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 15, “Derivatives and Hedging Activities” under the caption “Interest Rate Swaps” is incorporated herein by reference.
Net Investment Hedge
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 15, “Derivatives and Hedging Activities” under the caption “Net Investment Hedge” is incorporated herein by reference.
Other Derivative Instruments
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 15, “Derivatives and Hedging Activities” under the caption “Other Derivative Instruments” is incorporated herein by reference.
Foreign Currency Forward Contracts
At June 30, 2020, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 15, “Derivatives and Hedging Activities” under the caption “Foreign Currency Forward Contracts Designated as Cash Flow Hedges” and “Foreign Currency Forward Contracts Not Designated as Hedges” is incorporated herein by reference. For further discussion about these contracts and other financial instruments, see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements
We are subject to numerous recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 2, “Recently Adopted and Issued Accounting Standards” which is contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes these new accounting standards and is incorporated herein by reference.
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
Interest Rates

From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At June 30, 2020, we had no outstanding interest rate swaps or collars.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 15, “Derivatives and Hedging Activities” of the Notes to Condensed Consolidated Financial Statements under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 16, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $56 million in the fair value of the total debt balance at June 30, 2020. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
Current Economic Environment
The economic conditions resulting from COVID-19 have created significant volatility in global foreign currency exchange rates, particularly late in the first quarter 2020. Foreign currency exchange rates between the US Dollar and currencies of emerging markets were more acutely impacted. In addition to the currencies discussed below, the Mexican Peso and the Uruguayan Peso have exposed us to heightened levels of foreign currency exchange risks. Total sales in Mexico represented approximately 3% of our consolidated net sales for the six months ended June 30, 2020, and our Mexican subsidiaries had a negative cumulative translation adjustment balance of $24 million. Sales in Uruguay do not comprise a material portion of total company sales. Our Uruguayan subsidiaries had a negative cumulative translation adjustment balance of $6 million.

Argentina
Economic events in Argentina, including the default on some of its international debt obligations, have exposed us to heightened levels of foreign currency exchange risks. As of July 1, 2018, Argentina was designated as a highly inflationary economy. For the three and six months ended June 30, 2020 and 2019, we recognized a net foreign currency exchange loss of $1 million and $2 million, respectively, in net foreign exchange transaction loss, within other income, net on the Condensed Consolidated Statements of Operations, primarily related to the designation of Argentina as a highly inflationary economy under U.S. GAAP. See Note 1, "Organization and Basis of Presentation," of the Notes to Condensed Consolidated Financial Statements for additional information. As of June 30, 2020, approximately 1% of our consolidated net sales were derived from products sold in Argentina, and our net assets include $13 million of cash and cash equivalents in Argentina. Also, as of June 30, 2020, our Argentina subsidiaries had a negative cumulative translation adjustment balance of $24 million.

Russia
The U.S. and the European Union (EU) have imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities. Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products. These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however, they may limit the amount of future business the Company does with customers involved in activities in Russia. However, as of June 30, 2020, we do not anticipate these events will have a material impact to our 2020 result of operations. As of June 30, 2020, approximately 1% of our consolidated net sales were derived from products sold in Russia, and our net assets include $20 million of cash and cash equivalents in Russia. Also, as of June 30, 2020, our Russian subsidiaries had a negative cumulative translation adjustment balance of $34 million.
Brazil
Recent economic events in Brazil, including the decrease in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of June 30, 2020, we do not anticipate these events will have a material impact on our 2020 results of operations. As of June 30, 2020, approximately 2% of our consolidated net sales were derived from products sold in Brazil, and net assets include $8 million of cash and cash equivalents in Brazil. Also, as of June 30, 2020, our Brazil subsidiaries had a negative cumulative translation adjustment balance of $62 million.

United Kingdom
On January 31, 2020, the United Kingdom (UK) exited the European Union (referred to as "Brexit"). The UK has agreed to abide by EU rules during a transition period until the end of the 2020, at which point the EU and the UK expect to have agreements in place regarding future ties including trade, customs, commerce and travel. Although the UK and the EU continue to work out terms of the final arrangements and agreements, particularly around trade, the Company has taken steps to mitigate the impact of Brexit. Given the implementation of Brexit we believe that the devaluation of the Sterling has stabilized, with the value of the currency increasing in the later part of 2019. Nevertheless, any further devaluation would have a negative impact on our financial results reported in US Dollars.
As of June 30, 2020, we do not anticipate the above events will have a material impact on our 2020 results of operations. As of June 30, 2020, approximately 3% of our consolidated net sales were derived from products sold in the UK and our net assets include $10 million of cash and cash equivalents in the UK. Also, as of June 30, 2020, our UK subsidiaries had a negative cumulative translation adjustment balance of $39 million.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at June 30, 2020 would have caused us to pay approximately $29 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

Our foreign currency forward contracts are described in Note 15, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference.

Net Investment Hedge

The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the translated value of the debt was $0.2 million net of tax as of June 30, 2020 and is reflected in long-term debt on our Condensed Consolidated Balance Sheets.

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

Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $569 million at June 30, 2020 and $500 million at December 31, 2019.
Customer Credit
Effective January 1, 2020, the Company adopted ASU 2016-13, which requires us to measure all expected credit losses for trade receivables held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts.
We are exposed to credit risk from our customers. In the normal course of business, we extend credit to our customers if they satisfy pre-defined credit criteria. We maintain an allowance for credit losses on trade receivables for estimated losses resulting from the failure of our customers to make required payments. An additional allowance may be required if the financial condition of our customers deteriorates. Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. See Note 12, "Credit Losses," of the Notes to Condensed Consolidated Financial Statements for further details.
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

Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On November 1, 2019, purported Company stockholder UA Local 13 & Employers Group Insurance Fund filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers. On June 4, 2020, the complaint was amended to remove all individual defendants other than the Company’s former CFO and to add a plaintiff, and on July 13, 2020, the complaint was further amended to identify a total of four plaintiffs. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the Company’s hiring of Ernst & Young LLP as its independent auditors and concerning the Company’s corporate policies and procedures. The plaintiffs seek to represent a class of purchasers of the Company’s common stock between November 17, 2014 and June 20, 2019. The complaint seeks, among other things, unspecified compensatory damages, including interest, and attorneys’ fees and costs.
On January 14, 2020, a stockholder derivative lawsuit was filed in the United States District Court for the District of Delaware by an alleged stockholder of the Company, purportedly on the Company’s behalf. The suit was brought against certain of the Company’s current and former directors and officers and against the Company, as a nominal defendant. The complaint contains allegations against the individual defendants under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder similar to those in the class action complaint discussed above, as well as allegations of violations of Section 14(a) under the Exchange Act. The complaint also alleges breach of fiduciary duty, unjust enrichment and waste of corporate assets by the individual defendants for, among other things, failure to correct the alleged false and misleading statements, insider sales of the company’s stock, compensation benefiting from the alleged artificially inflated stock value, company repurchases of shares based on the alleged inflated stock value, and costs in connection with lawsuits and internal investigations. The complaint seeks unspecified damages for Sealed Air, restitution, and reformation and improvement of Sealed Air’s corporate governance and internal procedures regarding compliance with laws. On May 8, 2020, this lawsuit was stayed pending resolution of a motion to dismiss the putative class action described above.
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
Following the announcement on June 20, 2019 that the Company had terminated the employment of William G. Stiehl as Chief Financial Officer, the Company received a Grand Jury subpoena from the United States Attorney's Office for the Western District of North Carolina (the "U.S. Attorney's Office") seeking documents relating to that termination and relating to the process by which the Company selected its former independent audit firm for the fiscal years of 2015 through 2018. The Company has been advised by the U.S. Attorney's Office that it has completed its investigation of these matters and will not be taking any action.
The Company is fully cooperating with the SEC and cannot predict the outcome or duration of the investigation.
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.
Item 1A.  Risk Factors.
Reference is made to Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for information concerning risks that may materially affect our business, financial condition or results of operations, which we are supplementing with the risk factor discussed below. In addition to the risk factor discussed below, the impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A, “Risk Factors,” in our Form 10-K, any of which could have a material effect on our business.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended June 30, 2020, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of March 31, 2020				$707,648,181
April 1, 2020 through April 30, 2020	—	$—	—	707,648,181
May 1, 2020 through May 31, 2020	—	$—	—	707,648,181
June 1, 2020 through June 30, 2020	162	$—	—	707,648,181
Total	162		—	$707,648,181

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

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column (a)
	(a)	(b)
April 2020	—	$—
May 2020	—	$—
June 2020	162	$30.20
Total	162

Item 6.  Exhibits

Exhibit Number	Description
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

31.1	Certification of Edward L. Doheny II pursuant to Rule 13a-14(a), dated August 6, 2020.
31.2	Certification of James M. Sullivan pursuant to Rule 13a-14(a), dated August 6, 2020.
32	Certification of Edward L. Doheny II and James M. Sullivan pursuant to 18 U.S.C. § 1350, dated August 6, 2020.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: August 6, 2020	By:	/S/ JAMES M. SULLIVAN
James M. Sullivan
Senior Vice President and Chief Financial Officer