Form 10-Q
period 2020-09-30
SEALED AIR CORP/DE
filed 2020-10-28
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 155,153,238 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of October 23, 2020.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In USD millions, except share and per share data)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$316.8	$262.4
Trade receivables, net of allowance for doubtful accounts of $11.6 in 2020 and $8.2 in 2019	582.7	556.5
Income tax receivables	15.2	32.8
Other receivables	65.9	80.3
Inventories, net of inventory reserves of $20.5 in 2020 and $19.6 in 2019	630.9	570.3
Current assets held for sale	0.7	2.8
Prepaid expenses and other current assets	55.2	58.9
Total current assets	1,667.4	1,564.0
Property and equipment, net	1,136.4	1,141.9
Goodwill	2,207.7	2,216.9
Identifiable intangible assets, net	167.6	182.1
Deferred taxes	246.3	238.6
Operating lease right-of-use-assets	77.3	90.1
Other non-current assets	325.5	331.6
Total assets	$5,828.2	$5,765.2
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Short-term borrowings	$7.4	$98.9
Current portion of long-term debt	21.8	16.7
Current portion of operating lease liabilities	24.3	26.2
Accounts payable	718.8	738.5
Accrued restructuring costs	17.0	29.5
Income tax payable	42.9	12.3
Other current liabilities	481.0	514.1
Total current liabilities	1,313.2	1,436.2
Long-term debt, less current portion	3,710.1	3,698.6
Long-term operating lease liabilities, less current portion	54.5	65.7
Deferred taxes	31.5	30.7
Other non-current liabilities	694.4	730.2
Total liabilities	5,803.7	5,961.4
Commitments and contingencies - Note 19
Stockholders’ equity (deficit):
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2020 and 2019	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 231,965,316 in 2020 and 231,622,535 in 2019; shares outstanding: 155,157,663 in 2020 and 154,512,813 in 2019	23.2	23.2
Additional paid-in capital	2,082.7	2,073.5
Retained earnings	2,283.8	1,998.5
Common stock in treasury, 76,807,653 shares in 2020 and 77,109,722 shares in 2019	(3,366.3)	(3,382.4)
Accumulated other comprehensive loss, net of taxes	(998.9)	(909.0)
Total stockholders’ equity (deficit)	24.5	(196.2)
Total liabilities and stockholders’ equity (deficit)	$5,828.2	$5,765.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In USD millions, except per share data)	2020	2019	2020	2019
Net sales	$1,237.2	$1,218.5	$3,562.3	$3,492.2
Cost of sales	832.7	826.5	2,377.4	2,356.7
Gross profit	404.5	392.0	1,184.9	1,135.5
Selling, general and administrative expenses	199.3	221.6	577.9	699.9
Amortization expense of intangible assets acquired	9.7	9.5	28.0	18.5
Restructuring charges	1.0	6.9	11.7	43.6
Operating profit	194.5	154.0	567.3	373.5
Interest expense, net	(43.0)	(48.5)	(130.7)	(136.6)
Foreign currency exchange loss due to highly inflationary economies	(1.1)	(1.3)	(3.2)	(3.4)
Other (expense) income, net	(1.2)	(1.9)	7.9	1.3
Earnings before income tax provision	149.2	102.3	441.3	234.8
Income tax provision	17.4	22.8	94.7	65.5
Net earnings from continuing operations	131.8	79.5	346.6	169.3
Gain (Loss) on sale of discontinued operations, net of tax	2.2	(11.5)	14.1	(10.6)
Net earnings	$134.0	$68.0	$360.7	$158.7
Basic:
Continuing operations	$0.85	$0.52	$2.23	$1.10
Discontinued operations	0.01	(0.08)	0.09	(0.07)
Net earnings per common share - basic	$0.86	$0.44	$2.32	$1.03
Diluted:
Continuing operations	$0.85	$0.51	$2.22	$1.09
Discontinued operations	0.01	(0.07)	0.09	(0.07)
Net earnings per common share - diluted	$0.86	$0.44	$2.31	$1.02
Weighted average number of common shares outstanding:
Basic	155.5	154.0	155.2	154.4
Diluted	156.1	154.8	155.8	155.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2020			2019			2020			2019
(In USD millions)	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings			$134.0			$68.0			$360.7			$158.7
Other comprehensive income (loss):
Recognition of pension items	$2.3	$(0.5)	1.8	$1.3	$(0.4)	0.9	$5.1	$(1.2)	3.9	$3.5	$(0.9)	2.6
Unrealized (losses) gains on derivative instruments for net investment hedge	(20.0)	5.0	(15.0)	17.2	(4.3)	12.9	(21.7)	5.4	(16.3)	20.2	(5.0)	15.2
Unrealized (losses) gains on derivative instruments for cash flow hedge	(3.2)	0.9	(2.3)	1.1	(0.3)	0.8	(0.1)	0.1	—	(0.7)	0.2	(0.5)
Foreign currency translation adjustments	7.2	2.4	9.6	(28.8)	(3.2)	(32.0)	(77.7)	0.2	(77.5)	(22.4)	(3.3)	(25.7)
Other comprehensive (loss) income	$(13.7)	$7.8	(5.9)	$(9.2)	$(8.2)	(17.4)	$(94.4)	$4.5	(89.9)	$0.6	$(9.0)	(8.4)
Comprehensive income, net of taxes			$128.1			$50.6			$270.8			$150.3

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

(In USD millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Equity (Deficit)
Balance at June 30, 2020	$23.2	$2,070.9	$2,175.1	$(3,346.3)	$(993.0)	$(70.1)
Effect of share-based incentive compensation	—	11.8	—	—	—	11.8
Repurchases of common stock	—	—	—	(20.0)	—	(20.0)
Recognition of pension items, net of taxes	—	—	—	—	1.8	1.8
Foreign currency translation adjustments	—	—	—	—	9.6	9.6
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(17.3)	(17.3)
Net earnings	—	—	134.0	—	—	134.0
Dividends on common stock ($0.16 per share)	—	—	(25.3)	—	—	(25.3)
Balance at September 30, 2020	$23.2	$2,082.7	$2,283.8	$(3,366.3)	$(998.9)	$24.5

Balance at December 31, 2019	$23.2	$2,073.5	$1,998.5	$(3,382.4)	$(909.0)	$(196.2)
Effect of share-based incentive compensation	—	20.9	—	—	—	20.9
Stock issued for profit sharing contribution paid in stock	—	(11.7)	—	36.1	—	24.4
Repurchases of common stock	—	—	—	(20.0)	—	(20.0)
Recognition of pension items, net of taxes	—	—	—	—	3.9	3.9
Foreign currency translation adjustments	—	—	—	—	(77.5)	(77.5)
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(16.3)	(16.3)
Net earnings	—	—	360.7	—	—	360.7
Dividends on common stock ($0.48 per share)	—	—	(75.4)	—	—	(75.4)
Balance at September 30, 2020	$23.2	$2,082.7	$2,283.8	$(3,366.3)	$(998.9)	$24.5

Balance at June 30, 2019	$23.2	$2,053.0	$1,876.4	$(3,382.4)	$(911.4)	$(341.2)
Effect of share-based incentive compensation	—	11.7	—	—	—	11.7
Recognition of pension items, net of taxes	—	—	—	—	0.9	0.9
Foreign currency translation adjustments	—	—	—	—	(32.0)	(32.0)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	13.7	13.7
Net earnings	—	—	68.0	—	—	68.0
Dividends on common stock ($0.16 per share)	—	—	(25.2)	—	—	(25.2)
Balance at September 30, 2019	$23.2	$2,064.7	$1,919.2	$(3,382.4)	$(928.8)	$(304.1)

Balance at December 31, 2018	$23.2	$2,049.6	$1,835.5	$(3,336.5)	$(920.4)	$(348.6)
Effect of share-based incentive compensation	—	14.6	—	—	—	14.6
Stock issued for profit sharing contribution paid in stock	—	0.5	—	21.4	—	21.9
Repurchases of common stock	—	—	—	(67.3)	—	(67.3)
Recognition of pension items, net of taxes	—	—	—	—	2.6	2.6
Foreign currency translation adjustments	—	—	—	—	(25.7)	(25.7)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	14.7	14.7
Net earnings	—	—	158.7	—	—	158.7
Dividends on common stock ($0.48 per share)	—	—	(75.0)	—	—	(75.0)
Balance at September 30, 2019	$23.2	$2,064.7	$1,919.2	$(3,382.4)	$(928.8)	$(304.1)

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In USD millions)	2020	2019
Net earnings	$360.7	$158.7
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	129.7	107.3
Share-based incentive compensation	31.2	24.0
Profit sharing expense	20.8	15.3
Provisions for bad debt	3.4	2.6
Provisions for inventory obsolescence	6.2	6.8
Deferred taxes, net	1.9	(4.3)
Net (gain) loss on sale of business	(14.4)	10.6
Other non-cash items	(0.6)	10.4
Changes in operating assets and liabilities:
Trade receivables, net	(35.2)	(2.5)
Inventories, net	(76.6)	(44.0)
Accounts payable	(14.9)	(56.2)
Customer advance payments	8.1	3.7
Income tax receivable/payable	47.8	16.6
Other assets and liabilities	(57.9)	2.2
Net cash provided by operating activities	$410.2	$251.2
Cash flows from investing activities:
Capital expenditures	(118.3)	(141.6)
Receipts (payments) associated with sale of business and property and equipment	7.3	(2.7)
Business acquired, net of cash acquired	1.5	(452.6)
Investment in marketable securities	13.9	(10.3)
Settlement of foreign currency forward contracts	(3.6)	(8.2)
Other investing activities	(1.9)	—
Net cash used in investing activities	$(101.1)	$(615.4)
Cash flows from financing activities:
Net (payments) proceeds of short-term borrowings	(98.5)	(19.7)
Proceeds from long-term debt	—	474.6
Payments of long-term debt	(2.8)	—
Dividends paid on common stock	(75.6)	(74.4)
Impact of tax withholding on share-based compensation	(11.5)	(10.8)
Repurchases of common stock	(20.0)	(67.3)
Principal payments related to financing leases	(8.7)	(6.5)
Other financing activities	—	(0.5)
Net cash (used in) provided by financing activities	$(217.1)	$295.4
Effect of foreign currency exchange rate changes on cash and cash equivalents	$(37.6)	$(2.9)
Cash Reconciliation:
Cash and cash equivalents	262.4	271.7
Restricted cash and cash equivalents	—	—
Balance, beginning of period	$262.4	$271.7
Net change during the period	54.4	(71.7)
Cash and cash equivalents	316.8	200.0
Restricted cash and cash equivalents	—	—
Balance, end of period	$316.8	$200.0
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$140.5	$138.7
Income tax payments, net of cash refunds	$53.0	$46.7
Restructuring payments including associated costs	$58.7	$76.9
Non-cash items:
Transfers of shares of common stock from treasury for profit-sharing contributions	$24.4	$21.9
See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 Organization and Basis of Presentation

Organization

We are a leading global provider of packaging solutions for the food, e-Commerce, electronics and industrial markets. We serve an array of end markets including food and beverage processing, food service, retail, commercial and consumer applications, by providing food safety and security, product protection and equipment which allows our customers to automate, reduce waste, simplify processes, and remove people from harm's way. Sealed Air provides solutions integrating packaging materials, automated equipment, and service to provide essential protection for products and people. We are investing in innovations that bring the industry toward a more sustainable future. We have established leading market positions through our iconic brands, differentiated technologies, global scale and market access and well-established customer relationships. Our portfolio of leading packaging solutions includes Cryovac® brand food packaging, Sealed Air® brand protective packaging, Autobag® brand automated packaging systems, and Bubble Wrap® brand packaging.
We conduct substantially all of our business through two wholly-owned subsidiaries, Cryovac, LLC and Sealed Air Corporation (US). Throughout this report, when we refer to “Sealed Air,” the “Company,” “we,” “our,” or “us,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise.
Basis of Presentation
Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our Condensed Consolidated Balance Sheet as of September 30, 2020 and our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 have been made. The results set forth in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our condensed consolidated financial condition, results of operations or cash flows. All amounts are in millions, except per share amounts, and approximate due to rounding. All amounts are presented in US Dollar, unless otherwise specified.
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
We are responsible for the unaudited Condensed Consolidated Financial Statements and notes included in this report. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Form 10-K”) and with the information contained in our other publicly-available filings with the SEC.
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
Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under U.S. GAAP, and the US dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into US dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in net foreign exchange transaction loss, within Foreign currency exchange loss due to highly inflationary economies on the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2020, the Company recorded a $1.1 million and $3.2 million remeasurement loss, respectively. For the three and nine months ended September 30, 2019, the Company recorded a $1.3 million and $3.4 million remeasurement loss, respectively.
Note 2 Recently Adopted and Issued Accounting Standards
Recently Adopted Accounting Standards
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform by providing expedients and exceptions related to accounting for contracts, hedging relationships and other transactions affected by reference rate reform, if certain criteria are met. The amendments only apply to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. This standard update did not have a material impact on the Company's Condensed Consolidated Financial Statements.
In April 2019, the FASB issued 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments, (“ASU 2019-04”). ASU 2019-04 provides updates and amendments to previously issued ASUs. The amendments clarify the scope of the credit losses standard and address issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments. Codification Improvements to Topic 326, Financial Instruments - Credit Losses were adopted as part of our adoption of ASU 2016-13 as of January 1, 2020. These amendments did not have a material impact on the Company's Condensed Consolidated Financial Statements. The amendments related to Derivatives and Hedging address partial-term fair value hedges and fair value hedge basis adjustments. Codification Improvements to Topic 815, Derivatives and Hedging were effective for us beginning July 1, 2019 and did not have a material impact on the Company's Condensed Consolidated Financial Statements. Amendments on Topic 825, Financial Instruments mainly address the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. We adopted the amendments related to Topic 825, Financial Instruments as of January 1, 2020 with no material impact on the Company's Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 amends Accounting Standards Codification (“ASC 350-40”) and aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2018-15 on January 1, 2020, using a prospective approach. The adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). ASU 2018-14 eliminates, adds and clarifies certain disclosure requirements related to defined benefit plans and other postretirement plans. The guidance is effective for fiscal years ending after December 15, 2020. We have adopted ASU 2018-14 for the year ending December 31, 2020, with no impact to our interim disclosures. Our adoption of ASU 2018-14 will only impact our annual disclosures related to Defined Benefit Plans and had no impact on the Company's Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 amends the fair value measurement disclosure requirements of ASC 820, including new, eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein. The Company adopted ASU 2018-13 on January 1, 2020. The adoption did not have an impact on the Company's Condensed Consolidated Financial Statements.

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
Recently Issued Accounting Standards

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323) and Derivatives and Hedging (Topic 815) - Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”). ASU 2020-01 makes improvements related to accounting for certain equity securities when the equity method of accounting is applied or discontinued and provides scope considerations related to forward contracts and purchased options on certain securities. The guidance is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. We do not expect ASU 2020-01 to have a material impact on the Company's consolidated financial results.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes, enacted change in tax laws or rates and clarifies the accounting transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. We do not expect ASU 2019-12 to have a material impact on the Company's consolidated financial results.
Note 3 Revenue Recognition, Contracts with Customers

Description of Revenue Generating Activities

We employ sales, marketing and customer service personnel throughout the world who sell and market our systems, products and services to and/or through a large number of distributors, fabricators, converters, e-Commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, food service businesses, supermarket retailers, pharmaceutical companies, healthcare facilities, medical device manufacturers, and other manufacturers.

As discussed in Note 6, "Segments," of the Notes to Condensed Consolidated Financial Statements, our reporting segments are Food and Protective. Our Food applications are largely sold directly to end customers, while our Protective products are sold through business supply distributors and directly to the end customer.

Food:

Food largely serves perishable food processors, predominantly in fresh red meat, smoked and processed meats, poultry and dairy (solids and liquids) markets worldwide. Food offers integrated packaging materials and equipment solutions to increase food safety, extend shelf life, and optimize total cost. Its innovative, sustainable packaging enables customers to reduce costs and enhance their brands in the marketplace. Food solutions are marketed under the Cryovac® trademark and other highly recognized trade names including Cryovac Grip & Tear®, Cryovac Darfresh®, Cryovac Mirabella®, Simple Steps® and OptiDure™.

Protective:
Protective packaging solutions are utilized across many global markets and are especially valuable to e-Commerce, electronics and industrial manufacturing. Protective solutions are designed to protect valuable goods in shipping, and drive operational excellence and automation for our customers, increasing their order fulfillment velocity while minimizing material usage, dimensional weight and packaging labor requirements. Recent acquisitions in Protective include Automated Packaging Systems, LLC (“Automated”) in 2019.
Protective benefits from the continued expansion of e-Commerce, increasing freight costs, scarcity of labor, and increasing demand for more sustainable packaging. Protective solutions are both sold directly to key accounts and through an extensive network of distributors that service business/industrial end-users. Protective solutions are additionally sold directly to fabricators, original equipment manufacturers, contract manufacturers, third-party logistics partners, e-Commerce/fulfillment operations, and at various retail centers. Protective solutions are marketed under brands including Bubble Wrap® brand inflatable packaging, Sealed Air® brand performance shrink films and Autobag® brand bagging systems. Protective product families include additional tradenames such as Instapak® polyurethane foam packaging solutions and Korrvu® suspension and retention packaging. In addition, we provide temperature assurance packaging solutions under the KevothermalTM and TempGuardTM brands.
Identify Contract with Customer:
For Sealed Air, the determination of whether an arrangement meets the definition of a contract under ASC 606 (“Topic 606”) depends on whether it creates enforceable rights and obligations. While enforceability is a matter of law, we believe that enforceable rights and obligations in a contract must be substantive in order for the contract to be in scope of Topic 606. That is, the penalty for noncompliance must be significant relative to the minimum obligation. Fixed or minimum purchase obligations with penalties for noncompliance are the most common examples of substantive enforceable rights present in our contracts. We determined that the contract term is the period of enforceability outlined by the terms of the contract. This means that in many cases, the term stated in the contract is different than the period of enforceability. After the minimum purchase obligation is met, subsequent sales are treated as separate contracts on a purchase order by purchase order basis. If no minimum purchase obligation exists, the next level of enforceability is determined, which often represents the individual purchase orders and the agreed upon terms.

Performance Obligations:

The most common goods and services determined to be distinct performance obligations are materials, equipment sales, and maintenance. Free on loan and leased equipment is typically identified as a separate lease component within the scope of ASC 842. The other goods or services promised in the contract with the customer in most cases do not represent performance obligations because they are neither separate nor distinct, or they are not material in the context of the contract.

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

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments of transaction price impact the amount of net sales recognized by us in the period of adjustment. Revenue recognized for the three and nine months ended September 30, 2020 from performance obligations satisfied in previous reporting periods was $1.6 million and $3.8 million, respectively, and $2.2 million and $4.0 million for the three and nine months ended September 30, 2019, respectively.

The Company does not adjust consideration in contracts with customers for the effects of a significant financing component if the Company expects that the period between transfer of a good or service and payment for that good or service will be one year or less. This is expected to be the case for the majority of the Company's contracts.

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
Disaggregated Revenue
For the three and nine months ended September 30, 2020 and 2019, revenues from contracts with customers summarized by Segment Geography were as follows:

	Three Months Ended September 30, 2020
(In millions)	Food	Protective	Total
North America	$398.3	$342.3	$740.6
EMEA	154.2	100.9	255.1
APAC	102.4	83.8	186.2
South America	44.9	3.9	48.8
Topic 606 Segment Revenue	699.8	530.9	1,230.7
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	4.8	1.7	6.5
Total	$704.6	$532.6	$1,237.2

	Nine Months Ended September 30, 2020
(In millions)	Food	Protective	Total
North America	$1,178.7	$959.7	$2,138.4
EMEA	446.1	292.3	738.4
APAC	288.6	227.6	516.2
South America	139.6	10.0	149.6
Topic 606 Segment Revenue	2,053.0	1,489.6	3,542.6
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	15.1	4.6	19.7
Total	$2,068.1	$1,494.2	$3,562.3

	Three Months Ended September 30, 2019
(In millions)	Food	Protective	Total
North America	$415.3	$310.1	$725.4
EMEA	152.8	96.3	249.1
APAC	102.6	76.4	179.0
South America	53.7	4.5	58.2
Topic 606 Segment Revenue	724.4	487.3	1,211.7
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	5.2	1.6	6.8
Total	$729.6	$488.9	$1,218.5

	Nine Months Ended September 30, 2019
(In millions)	Food	Protective	Total
North America	$1,199.2	$858.8	$2,058.0
EMEA	449.5	279.3	728.8
APAC	301.3	216.2	517.5
South America	156.6	12.4	169.0
Topic 606 Segment Revenue	2,106.6	1,366.7	3,473.3
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	14.0	4.9	18.9
Total	$2,120.6	$1,371.6	$3,492.2

Contract Balances
The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned, with the exception of equipment accruals. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the materials transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and when the performance obligation is satisfied, resulting in a contract liability (unearned revenue). Contract liabilities arising from contracts with customers as of September 30, 2020 and December 31, 2019 were included within the following line items on our Condensed Consolidated Balance Sheets:

(In millions)	September 30, 2020	December 31, 2019
Other current liabilities	7.0	6.2
Other non-current liabilities	14.6	10.5
Total contract liabilities	$21.6	$16.7
The contract liability balances represent deferred revenue, primarily related to equipment accruals. Revenue recognized in the three and nine months ended September 30, 2020 that was included in contract liability balances at the beginning of the period was $2.8 million and $8.1 million, respectively, and $2.9 million and $4.6 million in the three and nine months ended September 30, 2019, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.
There were $0.1 million and no contract asset balances included within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively.
Remaining Performance Obligations
The following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of September 30, 2020, as well as the expected timing of recognition of that transaction price.

(In millions)	Short-Term (12 months or less)(1)	Long-Term	Total
Total transaction price	$7.0	$14.6	$21.6

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
The Company recognizes incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. For example, the Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses.
Costs for shipping and handling activities performed after a customer obtains control of a good are accounted for as costs to fulfill a contract and are included in cost of goods sold.
Note 4 Leases
Lessor
Sealed Air has contractual obligations as a lessor with respect to some of our automated and equipment solutions including 'free on loan' equipment and leased equipment, both sales-type and operating. The consideration in a contract that contains both lease and non-lease components is allocated based on the standalone selling price.
Our contractual obligations for operating leases can include termination and renewal options. Our contractual obligations for sales-type leases tend to have fixed terms and can include purchase options. We utilize the reasonably certain threshold criteria in determining which options our customers will exercise.
All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our lease receivable balance at September 30, 2020 was:

(in millions)	Short-Term (12 months or less)	Long-Term	Total
Total lease receivable (Sales-type and Operating)	$5.5	$10.5	$16.0
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
The following table details our lease obligations included in our Condensed Consolidated Balance Sheets.

(in millions)	September 30, 2020	December 31, 2019
Other non-current assets:
Finance leases - ROU assets	$58.9	$54.8
Finance leases - Accumulated depreciation	(22.5)	(15.0)
Operating lease right-of-use-assets:
Operating leases - ROU assets	121.2	118.8
Operating leases - Accumulated depreciation	(43.9)	(28.7)
Total lease assets	$113.7	$129.9
Current portion of long-term debt:
Finance leases	$(10.0)	(10.4)
Current portion of operating lease liabilities:
Operating leases	(24.3)	(26.2)
Long-term debt, less current portion:
Finance leases	(25.3)	(28.7)
Long-term operating lease liabilities, less current portion:
Operating leases	(54.5)	(65.7)
Total lease liabilities	$(114.1)	$(131.0)
At September 30, 2020, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(in millions)	Operating leases	Finance leases
Remainder of 2020	$7.6	$3.3
2021	26.0	11.9
2022	18.5	7.4
2023	12.7	3.8
2024	8.3	2.1
Thereafter	16.4	13.5
Total lease payments	89.5	42.0
Less: Interest	(10.7)	(6.7)
Present value of lease liabilities	$78.8	$35.3
The following lease cost is included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Lease cost(1)
Finance leases
Amortization of ROU assets	$2.6	$2.4	$8.1	$6.5
Interest on lease liabilities	0.5	0.5	1.4	1.5
Operating leases	7.1	7.4	23.0	23.7
Short-term lease cost	1.0	2.0	2.7	3.9
Variable lease cost	1.3	1.6	4.1	4.7
Total lease cost	$12.5	$13.9	$39.3	$40.3

(1) With the exception of Interest on lease liabilities, we record lease costs to Cost of sales or Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations, depending on the use of the leased asset. Interest on lease liabilities is recorded to Interest expense, net on the Condensed Consolidated Statements of Operations.

	Nine Months Ended September 30,
(in millions)	2020	2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$3.3	$3.9
Operating cash flows - operating leases	$23.9	$26.1
Financing cash flows - finance leases	$8.7	$6.5

ROU assets obtained in exchange for new finance lease liabilities	$5.3	$19.6
ROU assets obtained in exchange for new operating lease liabilities	$9.6	$14.5

	Nine Months Ended September 30,
	2020	2019
Weighted average information:
Finance leases
Remaining lease term (in years)	6.1	6.4
Discount rate	4.8%	5.0%
Operating leases
Remaining lease term (in years)	4.7	4.9
Discount rate	5.1%	5.4%

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
Cash paid for Automated was $441.4 million. The opening balance sheet includes $58.2 million of assumed liabilities in connection with a deferred incentive compensation plan for Automated's European employees. Of this amount, $19.0 million and $19.7 million were paid during the nine months ending September 30, 2020 and the fourth quarter of 2019, respectively. Sealed Air is expected to make the remaining payment to the deferred incentive compensation plan participants in June 2021.
The purchase price was primarily funded with proceeds from the incremental term facility provided for under an amendment to our Credit Facility, as described in Note 14, "Debt and Credit Facilities," of the Notes to Condensed Consolidated Financial Statements. For the nine months ended September 30, 2020, transaction expenses recognized for the Automated acquisition were $0.3 million. These expenses primarily relate to the first quarter purchase price adjustment and are included within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table summarizes the consideration transferred to acquire Automated and the allocation of purchase price among the assets acquired and liabilities assumed, including measurement period adjustments recorded through the finalized purchase price allocation on August 1, 2020.

	Revised Preliminary Allocation	Measurement Period	Final Allocation
(In millions)	As of August 1, 2019	Adjustments	As of September 30, 2020
Total consideration transferred	$445.7	$(4.3)	$441.4

Assets:
Cash and cash equivalents	16.0	(0.2)	15.8
Trade receivables, net	37.3	—	37.3
Other receivables	0.3	—	0.3
Inventories, net	40.7	(0.7)	40.0
Prepaid expenses and other current assets	2.3	—	2.3
Property and equipment, net(1)	76.9	8.7	85.6
Identifiable intangible assets, net(1)	81.1	(0.6)	80.5
Goodwill	261.3	(14.6)	246.7
Operating lease right-of-use-assets	—	4.3	4.3
Other non-current assets	24.7	1.1	25.8
Total assets	$540.6	$(2.0)	$538.6
Liabilities:
Accounts payable	12.0	—	12.0
Current portion of long-term debt	2.6	(0.5)	2.1
Current portion of operating lease liabilities	—	1.5	1.5
Other current liabilities	56.2	(3.3)	52.9
Long-term debt, less current portion	4.3	(0.3)	4.0
Long-term operating lease liabilities, less current portion	—	2.8	2.8
Deferred taxes	—	0.5	0.5
Other non-current liabilities	19.8	1.6	21.4
Total liabilities	$94.9	$2.3	$97.2

(1)In the Preliminary Allocation as of August 1, 2019, $2.4 million of software was initially recorded as computer hardware within Property and equipment, net as disclosed in the 2019 Form 10-K. The asset represents software acquired and has been reclassified in identifiable intangible assets, net within Revised Preliminary Allocation in the table above.

Measurement period adjustments recorded in the current year through finalization of the purchase price allocation on August 1, 2020 were primarily a result of the deferred incentive compensation payment adjustment and a favorable net working capital and purchase price settlement with the seller of $4.3 million during the first quarter.
The following table summarizes the acquired identifiable intangible assets, net and their useful lives.

	Amount	Useful life
	(in millions)	(in years)
Customer relationships	$28.9	13.0
Trademarks and tradenames	15.6	9.1
Capitalized software	2.4	3.0
Technology	29.6	6.4
Backlog	4.0	0.4
Total intangible assets with definite lives	$80.5
Goodwill is a result of the expected synergies and cross-selling opportunities that this acquisition is expected to bring to the Company, as well as the expected growth potential in the acquired automated and sustainable solutions. Goodwill allocated to Automated's U.S. entities is deductible for tax purposes. Goodwill allocated to Automated's foreign entities is not deductible for tax purposes. The goodwill balance has been recorded to the Protective reportable segment.
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
Note 6 Segments
The Company’s segment reporting structure consists of two reportable segments as follows and a Corporate category:
•Food; and
•Protective.
Starting in the second quarter of 2020, we renamed our reporting segments from Food Care to Food and from Product Care to Protective. This segment reporting name change aligns with our use internally and in the markets we serve. There has been no change in the composition of the segments and no impact on prior period results of our reportable segments.
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
The following tables show Net Sales and Adjusted EBITDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net Sales:
Food	$704.6	$729.6	$2,068.1	$2,120.6
As a % of Total Company net sales	57.0%	59.9%	58.1%	60.7%
Protective	532.6	488.9	1,494.2	1,371.6
As a % of Total Company net sales	43.0%	40.1%	41.9%	39.3%
Total Company Net Sales	$1,237.2	$1,218.5	$3,562.3	$3,492.2

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Adjusted EBITDA from continuing operations
Food	$152.4	$159.6	$477.8	$458.1
Adjusted EBITDA Margin	21.6%	21.9%	23.1%	21.6%
Protective	108.7	84.0	293.0	243.0
Adjusted EBITDA Margin	20.4%	17.2%	19.6%	17.7%
Corporate	(1.8)	(2.5)	1.6	(7.5)
Total Company Adjusted EBITDA from continuing operations	$259.3	$241.1	$772.4	$693.6
Adjusted EBITDA Margin	21.0%	19.8%	21.7%	19.9%
The following table shows a reconciliation of net earnings before income tax provision to Total Company Adjusted EBITDA from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Earnings before income tax provision	$149.2	$102.3	$441.3	$234.8
Interest expense, net	43.0	48.5	130.7	136.6
Depreciation and amortization, net of adjustments(1)	56.2	53.2	161.1	131.4
Special Items:
Restructuring charges(2)	1.0	6.9	11.7	43.6
Other restructuring associated costs(3)	7.2	12.8	15.0	50.8
Foreign currency exchange loss due to highly inflationary economies	1.1	1.3	3.2	3.4
Charges related to the Novipax settlement agreement	—	—	—	59.0
Charges related to acquisition and divestiture activity	1.0	6.0	5.1	9.2
Other Special Items(4)	0.6	10.1	4.3	24.8
Pre-tax impact of Special Items	10.9	37.1	39.3	190.8
Total Company Adjusted EBITDA from continuing operations	$259.3	$241.1	$772.4	$693.6

(1)Depreciation and amortization by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Food	$31.7	$30.6	$90.9	$81.8
Protective	24.5	22.7	70.2	50.7
Total Company depreciation and amortization(i)	$56.2	$53.3	$161.1	$132.5
Depreciation and amortization adjustments	—	(0.1)	—	(1.1)
Depreciation and amortization, net of adjustments	$56.2	$53.2	$161.1	$131.4

(i)    Includes share-based incentive compensation of $12.3 million and $31.3 million for the three and nine months ended September 30, 2020, respectively, and $12.0 million and $25.2 million for the three and nine months ended September 30, 2019, respectively.

(2)Restructuring charges by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Food	$(1.4)	$3.9	$3.8	$26.3
Protective	2.4	3.0	7.9	17.3
Total Company restructuring charges	$1.0	$6.9	$11.7	$43.6

(3)Other restructuring associated costs for the three and nine months ended September 30, 2020 primarily relate to fees paid to third-party consultants in support of Reinvent SEE. Other restructuring associated costs for the three and nine months ended September 30, 2019 primarily relate to fees paid to third-party consultants in support of Reinvent SEE and costs associated with property consolidations and machinery and equipment relocations resulting from Reinvent SEE. See Note 13, "Restructuring Activities," to the Condensed Consolidated Financial Statements for additional information related to Reinvent SEE and our restructuring program.
(4)Other Special Items for the three and nine months ended September 30, 2019, primarily included fees related to professional services (mainly legal fees) directly associated with Special Items or events that are considered one-time or infrequent.

Assets by Reportable Segments

The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventory, net; property and equipment, net; goodwill; intangible assets, net; and leased systems, net.

(In millions)	September 30, 2020	December 31, 2019
Assets allocated to segments:
Food	$2,025.5	$1,997.8
Protective	2,790.1	2,762.9
Total segments	4,815.6	4,760.7
Assets not allocated:
Cash and cash equivalents	$316.8	$262.4
Assets held for sale	0.7	2.8
Income tax receivables	15.2	32.8
Other receivables	65.9	80.3
Deferred taxes	246.3	238.6
Other	367.7	387.6
Total	$5,828.2	$5,765.2

Note 7 Inventories, net

The following table details our inventories, net:

(In millions)	September 30, 2020	December 31, 2019
Raw materials	$111.5	$99.2
Work in process	147.2	136.2
Finished goods	372.2	334.9
Total	$630.9	$570.3

Note 8 Property and Equipment, net

The following table details our property and equipment, net:

(In millions)	September 30, 2020	December 31, 2019
Land and improvements	$49.4	$50.7
Buildings	764.9	747.0
Machinery and equipment	2,498.4	2,453.2
Other property and equipment	138.8	141.3
Construction-in-progress	122.6	127.9
Property and equipment, gross	3,574.1	3,520.1
Accumulated depreciation and amortization	(2,437.7)	(2,378.2)
Property and equipment, net	$1,136.4	$1,141.9
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Interest cost capitalized	$1.2	$2.5	$4.4	$6.4
Depreciation and amortization expense for property and equipment	$34.2	$31.7	$101.8	$88.7

Note 9 Goodwill and Identifiable Intangible Assets, net
Goodwill
The following table shows our goodwill balances by reportable segment. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of September 30, 2020, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. As part of our on-going assessment of goodwill impairment considerations, the Company considered the impact that COVID-19 has had on the overall economic environment, more specifically on the markets in which our products are sold. The Company does not believe the COVID-19 pandemic has had a material negative impact on our business to date, nor has it triggered a need to perform a quantitative impairment test on our goodwill balances. The assessment is based on the significant headroom of the reporting units' calculated fair value over their carrying value as of our most recent annual test and after consideration of the Company's year-to-date financial results and expected long-term financial performance. We will continue to assess COVID-19's impact on our business, including any indicators of goodwill impairment.

(In millions)	Food	Protective	Total
Gross Carrying Value at December 31, 2019	$577.2	$1,830.0	$2,407.2
Accumulated impairment(1)	(49.3)	(141.0)	(190.3)
Carrying Value at December 31, 2019	$527.9	$1,689.0	$2,216.9
Acquisition, purchase price and other adjustments	—	(5.0)	(5.0)
Currency translation	(4.4)	0.2	(4.2)
Carrying Value at September 30, 2020	$523.5	$1,684.2	$2,207.7

(1)There was no change to our accumulated impairment balance during the nine months ended September 30, 2020.
Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net. As of September 30, 2020, there were no impairment indicators present.

	September 30, 2020			December 31, 2019
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$102.0	$(34.9)	$67.1	$102.0	$(30.5)	$71.5
Trademarks and tradenames	30.9	(7.5)	23.4	31.1	(4.3)	26.8
Software	109.3	(78.7)	30.6	95.3	(62.8)	32.5
Technology	67.0	(32.1)	34.9	66.8	(27.2)	39.6
Contracts	13.5	(10.8)	2.7	13.2	(10.4)	2.8
Total intangible assets with definite lives	322.7	(164.0)	158.7	308.4	(135.2)	173.2
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$331.6	$(164.0)	$167.6	$317.3	$(135.2)	$182.1
The following table shows the remaining estimated future amortization expense at September 30, 2020.

Year	Amount (in millions)
Remainder of 2020	$12.2
2021	29.9
2022	22.2
2023	15.9
2024	14.1
Thereafter	64.4
Total	$158.7

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
As of September 30, 2020, the maximum purchase limit for receivable interests was $50.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $50.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of September 30, 2020, the amount available under the program was $50.0 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.
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
As of September 30, 2020, the maximum purchase limit for receivable interests was €80.0 million ($93.9 million equivalent at September 30, 2020), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of September 30, 2020, the amount available under this program before utilization was €69.9 million ($82.1 million equivalent as of September 30, 2020).
This program expires annually in the third quarter and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of September 30, 2020, there were no amounts borrowed under our U.S. or European programs. As of December 31, 2019, there were no amounts borrowed under our U.S. or European programs. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. The total interest paid for these programs was $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively.

Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at September 30, 2020.
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
Gross amounts received under these programs for the nine months ended September 30, 2020 and 2019 were $308.7 million and $246.1 million, respectively. The fees associated with transfer of receivables for all programs were approximately $0.4 million and $1.4 million for the three and nine months ended September 30, 2020, respectively, and approximately $1.2 million and $2.5 million for the three and nine months ended September 30, 2019, respectively.
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
When necessary, we utilize collection agencies and legal counsel to pursue recovery of defaulted receivables. Trade receivable balances are written off when deemed to be uncollectible and after collection efforts have been exhausted. Our annual historical credit losses have been approximately 0.1%, or less, of net trade sales over the last three years.
Our allowance for credit losses on trade receivables is assessed at the end of each quarter based on an analysis of historical losses and our assessment of future expected losses. We are monitoring the impact that COVID-19 may have on outstanding receivables. All customer accounts are actively managed and no losses in excess of our allowance are expected as of September 30, 2020.
At September 30, 2020, our trade receivable balance was $582.7 million, net of allowances of $11.6 million. At December 31, 2019, our allowance for credit losses on trade receivables (allowance for bad debt) was $8.2 million. Our overall balance of allowance for credit losses on trade receivables has increased by $3.4 million. For the three and nine months ended September 30, 2020, $0.8 million and $3.4 million, respectively, was charged to our allowance for credit losses related to our trade receivables.

Note 13 Restructuring Activities
For the three and nine months ended September 30, 2020, the Company incurred $1.0 million and $11.7 million of restructuring charges, respectively, and $7.2 million and $15.0 million, respectively, of other related costs for our restructuring programs. These charges were primarily a result of restructuring and associated costs incurred in connection with the Company’s Reinvent SEE strategy.
Our primary restructuring program (“Program”) is defined as the initiatives associated with our Reinvent SEE strategy in addition to the conclusion of our previously existing restructuring programs at the time of Reinvent SEE's approval. Reinvent SEE is a three-year program approved by the Board of Directors in December 2018. The expected spend in the previously existing program at the time of Reinvent SEE's approval was primarily related to elimination of stranded costs following the sale of our Diversey segment and Hygiene Solutions business to Diamond (BC) B.V. in 2017. The Company expects restructuring activities associated with the Program to be completed by the end of 2021.
The Board of Directors has approved cumulative restructuring spend of $840 to $885 million for the Program. Restructuring spend is estimated to be incurred as follows:

(in millions)	Total Restructuring Program Range		Less Cumulative Spend to Date	Remaining Restructuring Spend(2)
	Low	High		Low	High
Costs of reduction in headcount as a result of reorganization	$355	$370	$(335)	$20	$35
Other expenses associated with the Program	230	245	(213)	17	32
Total expense	$585	$615	$(548)	$37	$67
Capital expenditures	255	270	(239)	16	31
Total estimated cash cost(1)	$840	$885	$(787)	$53	$98

(1)    Total estimated cash cost excludes the impact of proceeds expected from the sale of property and equipment and foreign currency impact.
(2)    Remaining restructuring spend primarily consists of restructuring costs associated with the Company’s Reinvent SEE strategy.
The Company also has a restructuring program related to recent acquisitions. We incurred approximately $1.7 million in restructuring charges related to this activity during the three and nine month periods ended September 30, 2020. We incurred no restructuring charges related to this activity during the three or nine month period ended September 30, 2019. See Note 5, "Acquisitions," of the Notes to Condensed Consolidated Financial Statements for additional information related to our acquisitions.
The following table details our restructuring activities reflected in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Other associated costs	$7.2	$12.8	$15.0	$50.8
Restructuring charges	1.0	6.9	11.7	43.6
Total charges	$8.2	$19.7	$26.7	$94.4
Capital expenditures	$0.2	$0.2	$0.4	$2.5
The restructuring accrual, spending and other activity for the nine months ended September 30, 2020 and the accrual balance remaining at September 30, 2020 related to these programs were as follows:

(In millions)
Restructuring accrual at December 31, 2018	$37.5
Accrual and accrual adjustments	41.9
Cash payments during 2019	(47.6)
Effect of changes in foreign currency exchange rates	(0.3)
Restructuring accrual at December 31, 2019	$31.5
Accrual and accrual adjustments	11.7
Cash payments during 2020	(23.0)
Effect of changes in foreign currency exchange rates	(0.5)
Restructuring accrual at September 30, 2020	$19.7

We expect to pay $17.0 million of the accrual balance remaining at September 30, 2020 within the next twelve months. This amount is included in accrued restructuring costs on the Condensed Consolidated Balance Sheets at September 30, 2020. Of the remaining accrual of $2.7 million, $0.6 million relating to Reinvent SEE is expected to be paid by the end of 2021 and $2.1 million relating to the restructuring program for recent acquisitions is expected to be paid in periods including, and beyond, 2021. These amounts are included in other non-current liabilities on our Condensed Consolidated Balance Sheets at September 30, 2020.

One of the components of Reinvent SEE was to enhance the operational efficiency of the Company by acting as “One SEE.” The program was approved by our Board of Directors as a consolidated program benefiting both Food and Protective and accordingly the expected program spend by reporting segment is not available. However, of the restructuring accrual of $19.7 million as of September 30, 2020, $9.6 million was attributable to Food and $10.1 million was attributable to Protective.
Note 14 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth in the following table:

(In millions)	Interest rate	September 30, 2020	December 31, 2019
Short-term borrowings(1)		$7.4	$98.9
Current portion of long-term debt(2)		21.8	16.7
Total current debt		29.2	115.6
Term Loan A due August 2022		474.6	474.6
Term Loan A due July 2023		209.3	218.2
Senior Notes due December 2022	4.875%	422.6	421.9
Senior Notes due April 2023	5.250%	422.7	422.0
Senior Notes due September 2023	4.500%	467.9	445.6
Senior Notes due December 2024	5.125%	422.4	421.9
Senior Notes due September 2025	5.500%	397.7	397.4
Senior Notes due December 2027	4.000%	420.7	420.4
Senior Notes due July 2033	6.875%	445.8	445.7
Other(2)		26.4	30.9
Total long-term debt, less current portion(3)		3,710.1	3,698.6
Total debt(4)		$3,739.3	$3,814.2

(1)Short-term borrowings of $7.4 million at September 30, 2020 were comprised of short-term borrowings from various lines of credit. Short-term borrowings of $98.9 million at December 31, 2019 were comprised of $89.0 million under our revolving credit facility and $9.9 million from various lines of credit.
(2)Current portion of long-term debt includes finance lease liabilities of $10.0 million and $10.4 million at September 30, 2020 and December 31, 2019, respectively. Other debt includes long-term liabilities associated with our finance leases of $25.3 million and $28.7 million at September 30, 2020 and December 31, 2019, respectively. See Note 4, "Leases," of the Notes to Condensed Consolidated Financial Statements for additional information on finance and operating lease liabilities.

(3)Amounts are shown net of unamortized discounts and issuance costs of $21.4 million as of September 30, 2020 and $24.6 million as of December 31, 2019.
(4)As of September 30, 2020, our weighted average interest rate on our short-term borrowings outstanding was 2.1% and on our long-term debt outstanding was 4.4%. As of December 31, 2019, our weighted average interest rate on our short-term borrowings outstanding was 5.0% and on our long-term debt outstanding was 4.8%.
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

(In millions)	September 30, 2020	December 31, 2019
Used lines of credit(1)	$7.4	$98.9
Unused lines of credit	1,292.4	1,245.2
Total available lines of credit(2)	$1,299.8	$1,344.1

(1)Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.
(2)Of the total available lines of credit, $1,132.1 million was committed as of September 30, 2020.
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Our Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio of debt to EBITDA. We were in compliance with the above financial covenants and limitations at September 30, 2020.
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

Foreign Currency Forward Contracts Designated as Cash Flow Hedges
The primary purpose of our cash flow hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material purchases that are denominated in foreign currencies in order to minimize the impact of the changes in foreign currencies. We record gains and losses on foreign currency forward contracts qualifying as cash flow hedges in Accumulated Other Comprehensive Loss (“AOCL”) to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains and losses in cost of sales, on our Condensed Consolidated Statements of Operations. Cash flows from derivative financial instruments designated as cash flow hedges are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months.
Net unrealized after-tax gains/losses related to cash flow hedging activities that were included in AOCL were a $2.4 million loss and a $0.4 million gain for the three and nine months ended September 30, 2020, respectively, and a $0.9 million gain and $0.4 million loss for the three and nine months ended September 30, 2019, respectively. The unrealized amounts in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $1.0 million of net unrealized losses related to cash flow hedging activities included in AOCL will be reclassified into earnings within the next twelve months.

Foreign Currency Forward Contracts Not Designated as Hedges
Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to foreign currency-denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these derivative contracts are recognized in other (expense) income, net, on our Condensed Consolidated Statements of Operations and are largely offset by the remeasurement of the underlying foreign currency-denominated items indicated above. Cash flows from derivative financial instruments not designated as hedges are classified as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months.

Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At September 30, 2020 and December 31, 2019, we had no outstanding interest rate swaps.

Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The increase in the translated value of the debt was $19.8 million ($14.9 million, net of tax) as of September 30, 2020 and is reflected in AOCL on our Condensed Consolidated Balance Sheets.
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
The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow Hedge		Non-Designated as Hedging Instruments		Total
(In millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Derivative Assets
Foreign currency forward contracts and options	$0.5	$0.2	$5.9	$2.6	$6.4	$2.8
Total Derivative Assets	$0.5	$0.2	$5.9	$2.6	$6.4	$2.8

Derivative Liabilities
Foreign currency forward contracts	$(1.1)	$(2.0)	$(2.1)	$(2.0)	$(3.2)	$(4.0)
Total Derivative Liabilities(1)	$(1.1)	$(2.0)	$(2.1)	$(2.0)	$(3.2)	$(4.0)
Net Derivatives(2)	$(0.6)	$(1.8)	$3.8	$0.6	$3.2	$(1.2)

(1)Excludes €400.0 million of euro-denominated debt ($467.9 million equivalent at September 30, 2020 and $445.6 million equivalent at December 31, 2019), which is designated as a net investment hedge.
(2)The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities
(In millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Gross position	$6.4	$2.8	$(3.2)	$(4.0)
Impact of master netting agreements	(1.9)	(1.1)	1.9	1.1
Net amounts recognized on the Condensed Consolidated Balance Sheets	$4.5	$1.7	$(1.3)	$(2.9)

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized on	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	Condensed Consolidated Statements of Operations	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$(2.4)	$—	$0.7	$1.5
Treasury locks	Interest expense, net	—	—	0.1	0.1
Sub-total cash flow hedges		(2.4)	—	0.8	1.6
Fair Value Hedges:
Interest rate swaps	Interest expense, net	0.1	0.1	0.4	0.4
Derivatives not designated as hedging instruments:
Foreign currency forward and option contracts	Other (expense) income, net	2.1	(3.5)	(0.3)	(7.8)
Total		$(0.2)	$(3.4)	$0.9	$(5.8)

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

	September 30, 2020
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$97.2	$97.2	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward and option contracts	$3.2	$—	$3.2	$—

	December 31, 2019
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$41.1	$41.1	$—	$—
Other current assets	$14.4	$14.4	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward and option contracts	$(1.2)	$—	$(1.2)	$—

Cash Equivalents
Our cash equivalents consisted of bank time deposits. Since these are short-term highly liquid investments with remaining maturities of 3 months or less, they present negligible risk of changes in fair value due to changes in interest rates and are classified as Level 1 financial instruments.
Other current assets
Other current assets include primarily time deposits, greater than 90 days to maturity at time of purchase at our insurance captive and are classified as Level 1 financial instruments. There were no such items as of September 30, 2020.
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
Foreign currency forward contracts and options are included in Prepaid expenses and other current assets and Other current liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.
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
The table below shows the carrying amounts and estimated fair values of our debt, excluding our lease liabilities.

		September 30, 2020		December 31, 2019
(In millions)	Interest rate	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A Facility due August 2022		$474.6	$474.6	$474.6	$474.6
Term Loan A Facility due July 2023(1)		220.5	220.5	223.8	223.8
Senior Notes due December 2022	4.875%	422.6	443.8	421.9	450.1
Senior Notes due April 2023	5.250%	422.7	448.5	422.0	454.1
Senior Notes due September 2023(1)	4.500%	467.9	510.6	445.6	509.5
Senior Notes due December 2024	5.125%	422.4	460.8	421.9	458.9
Senior Notes due September 2025	5.500%	397.7	444.7	397.4	441.2
Senior Notes due December 2027	4.000%	420.7	443.4	420.4	431.5
Senior Notes due July 2033	6.875%	445.8	574.1	445.7	528.8
Other foreign borrowings(1)		9.0	9.2	12.1	12.4
Other domestic borrowings		—	—	89.0	89.0
Total debt(2)		$3,703.9	$4,030.2	$3,774.4	$4,073.9

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
Note 17 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
The following tables show the components of our net periodic benefit (income) cost for our defined benefit pension plans for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit (income) cost:
Service cost	$—	$1.1	$1.1	$0.1	$1.0	$1.1
Interest cost	1.3	3.0	4.3	1.7	3.7	5.4
Expected return on plan assets	(2.2)	(5.0)	(7.2)	(1.9)	(6.2)	(8.1)
Amortization of net prior service cost	—	—	—	—	—	—
Amortization of net actuarial loss	0.4	1.2	1.6	0.3	1.0	1.3
Net periodic (income) cost	(0.5)	0.3	(0.2)	0.2	(0.5)	(0.3)
Cost of settlement	—	0.9	0.9	—	—	—
Total benefit (income) cost	$(0.5)	$1.2	$0.7	$0.2	$(0.5)	$(0.3)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit (income) cost:
Service cost	$0.1	$3.3	$3.4	$0.1	$3.0	$3.1
Interest cost	4.0	8.9	12.9	5.2	11.1	16.3
Expected return on plan assets	(6.7)	(15.0)	(21.7)	(5.5)	(18.4)	(23.9)
Amortization of net prior service cost	—	0.1	0.1	—	0.1	0.1
Amortization of net actuarial loss	1.1	3.6	4.7	1.0	2.8	3.8
Net periodic (income) cost	$(1.5)	$0.9	$(0.6)	$0.8	$(1.4)	$(0.6)
Cost of settlement	—	1.0	1.0	—	0.3	0.3
Total benefit (income) cost	$(1.5)	$1.9	$0.4	$0.8	$(1.1)	$(0.3)
The following table shows the components of our net periodic benefit cost for our other post-retirement employee benefit plans for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Components of net periodic benefit cost:
Interest cost	$0.3	$0.4	$0.8	$1.2
Amortization of net prior service credit	—	—	(0.2)	(0.2)
Amortization of net actuarial gain	—	—	(0.1)	(0.1)
Net periodic benefit cost	$0.3	$0.4	$0.5	$0.9

Note 18 Income Taxes

2020 Regulations and Coronavirus Aid, Relief and Economic Security Act
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitation by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.
In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three and nine months ended September 30, 2020.
In July 2020, the U.S. Department of Treasury issued final tax regulations with respect to the global intangible low-taxed income (GILTI) proposed tax regulations originally published in 2019. Among other changes, these regulations now permit an election to exclude from the GILTI calculation items of income which are subject to a high effective rate of foreign tax. We have adopted these final regulations and recorded a discrete benefit of $16.1 million related to the 2018 - 2019 tax years and have reflected the 2020 benefit in the annual effective tax rate.
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
State income taxes, foreign earnings subject to higher tax rates and non-deductible expenses increase the Company's effective income tax rate compared to the U.S. statutory rate of 21.0%.
Our effective income tax rate was 11.7% and 21.5%, respectively, for the three and nine months ended September 30, 2020. For the three months ended September 30, 2020, the effective income tax rate was favorably impacted by GILTI regulations issued in the third quarter and the favorable resolution of specific uncertain tax positions. For the nine months ended September 30, 2020, the Company's effective income tax rate was positively impacted by recently issued GILTI regulations and the favorable resolution of specific uncertain tax positions.
Our effective income tax rate was 22.3% and 27.9% for the three and nine months ended September 30, 2019, respectively. The Company's effective income tax rate for the three month period ended September 30, 2019 was positively impacted by the benefit of U.S. Research and Development credits for current and prior periods and was negatively impacted by a U.S. audit assessment related to the valuation of an Intellectual Property transfer in 2011. For the nine month period ended September 30, 2019, the Company's effective income tax rate was negatively impacted by U.S. audit assessments associated with 2011 and 2012 transactions, which were partially offset by the benefits for the U.S. Research and Development credit for current and prior periods and the release of valuation allowance on deferred assets in Brazil related to improved profitability from Reinvent SEE initiatives.
There was a negligible change in our valuation allowances for the three and nine months ended September 30, 2020. There was a negligible change in valuation allowance for the three months ended September 30, 2019 and an $8.1 million decrease for the release of valuation allowance on deferred tax assets in Brazil for the nine months ended September 30, 2019.
We reported a net decrease in unrecognized tax positions in the three and nine months ended September 30, 2020 of $2.4 million and $8.1 million, respectively primarily related to the resolution of certain uncertain tax positions. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax positions may increase or decrease during the next 12 months as a result of the remaining items under IRS audit for those years. We reported a net increase in unrecognized tax positions in the three and nine months ended September 30, 2019 of $16.7 million and $26.4 million, respectively, primarily related to U.S. audit assessments and interest accruals on existing positions. Interest and penalties on tax assessments are included in income tax expense.
With respect to the 2014 tax year, the IRS has proposed to disallow the deduction of approximately $1.49 billion for the settlement payments made pursuant to the Settlement agreement, as defined in Note 19, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements, and the reduction of our U.S. federal tax liability by approximately $525 million. Although we continue to believe that we have meritorious defenses to the proposed disallowance and are protesting it with the IRS, this matter will likely not be resolved in 2020. It is possible that future developments in this matter could have a material impact on the uncertain tax position balances and results of operations, including cash flow, within the next 12 months.
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
Settlement Agreement Tax Deduction
On March 31, 1998, the Company completed a multi-step transaction (the “Cryovac transaction”) involving W.R. Grace & Co. (“Grace”) which brought the Cryovac packaging business and the former Sealed Air’s business under the common ownership of the Company. As part of that transaction, Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac transaction (including asbestos-related liabilities), other than liabilities relating to Cryovac’s operations, and agreed to indemnify the Company with respect to such retained liabilities. Beginning in 2000, we were served with a number of lawsuits alleging that the Cryovac transaction was a fraudulent transfer or gave rise to successor liability or both, and that, as a result, we were responsible for alleged asbestos liabilities of Grace and its subsidiaries. On April 2, 2001, Grace and a number of its subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In connection with Grace’s Chapter 11 case, the Bankruptcy Court granted the official committees appointed to represent asbestos claimants in Grace’s Chapter 11 case (the “Committees”) permission to pursue against the Company and its subsidiary Cryovac, Inc. fraudulent transfer, successor liability, and other claims based upon the Cryovac transaction. In November 2002, we reached an agreement in principle with the Committees to resolve all current and future asbestos-related claims made against us and our affiliates, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies, in each case, in connection with the Cryovac transaction. A definitive settlement agreement was entered into in 2003 and approved by the Bankruptcy Court in 2005 (such agreement, the "Settlement agreement"). The Settlement agreement was subsequently incorporated into the plan of reorganization for Grace (the "Plan") and the Plan was confirmed by the Bankruptcy Court in 2011 and the United States District Court in 2012.
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
The IRS completed its field examination of our U.S. federal income tax returns for the years 2011 through 2014 in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion settlement payments made pursuant to the Settlement agreement and the resulting reduction of our U.S. federal tax liability by approximately $525 million. We continue to believe that we have meritorious defenses to the proposed disallowance and have filed a protest with the IRS. We expect to enter the IRS administrative appeals process in late 2020 or early 2021. At this time, we cannot predict when the IRS administrative appeals process will be resolved or the outcome of such process. It is possible that future developments in this matter could have a material impact on the uncertain tax position balances and results of operations, including cash flow, within the next 12 months.
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
As of September 30, 2020, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.
Other Matters
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.
Note 20 Stockholders’ Equity (Deficit)
Repurchase of Common Stock
On May 2, 2018, the Board of Directors increased the total authorization to repurchase the Company's issued and outstanding stock to $1.0 billion. This current program has no expiration date and replaced all previous authorizations.
During the three and nine months ended September 30, 2020, we repurchased 521,498 shares, for approximately $20.0 million, with an average share price of $38.37. These repurchases were made under open market transactions, including through plans complying with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended and pursuant to the share repurchase program previously authorized by our Board of Directors.
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

On July 17, 2020 our Board of Directors declared a quarterly cash dividend of $0.16 per common share, or $24.9 million, which was paid on September 18, 2020 to shareholders of record at the close of business on September 4, 2020.

On October 21, 2020, our Board of Directors declared a quarterly cash dividend of $0.16 per common share, which will be paid on December 18, 2020 to shareholders of recorded at the close of business on December 4, 2020.
The dividends paid in the nine months ended September 30, 2020 were recorded as a reduction to cash and cash equivalents and retained earnings on our Condensed Consolidated Balance Sheets. Our credit facility and our notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Statements of Operations. There is no guarantee that our Board of Directors will declare any future dividends.
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
The table below shows our total share-based incentive compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Total share-based incentive compensation expense(1)	$12.3	$12.0	$31.3	$25.2

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

2020 Three-year PSU Awards
During the first quarter 2020, the O&C Committee approved awards with a three-year performance period beginning January 1, 2020 to December 31, 2022 for executive officers and other selected employees. The O&C Committee established performance goals, which are (i) relative total shareholder return (Relative TSR) weighted at 34%, (ii) three-year cumulative average growth rate (CAGR) of consolidated Adjusted EBITDA weighted at 33%, and (iii) Return on Invested Capital (ROIC) weighted at 33%. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares.
The target number of PSUs granted and the grant date fair value of the PSUs are shown in the following table:

	Relative TSR	ROIC	Adjusted EBITDA CAGR
February 12, 2020 grant date
Number of units granted	33,335	35,068	35,068
Fair value on grant date	$38.87	$35.86	$35.86
February 13, 2020 grant date
Number of units granted	44,206	42,507	42,507
Fair value on grant date	$34.08	$34.40	$34.40
March 1, 2020 grant date
Number of units granted	31,064	29,690	29,690
Fair value on grant date	$29.85	$30.31	$30.31

The assumptions used to calculate the grant date fair value of the PSUs based on Relative TSR are shown in the following table:

	February 12, 2020 grant date	February 13, 2020 grant date	March 1, 2020 grant date
Expected price volatility	23.7%	23.7%	23.7%
Risk-free interest rate	1.4%	1.4%	0.9%

2017 Three-year PSU Awards
In February 2020, the O&C Committee reviewed the performance results for the 2017-2019 PSUs. Performance goals for these PSUs were based on Adjusted EBITDA margin, net trade sales CAGR and Relative TSR. Based on overall performance for 2017-2019 PSUs, these awards paid out at 90.3% of target or 216,581 shares.

Note 21 Accumulated Other Comprehensive Loss

The following table provides details of comprehensive income (loss) for the nine months ended September 30, 2020 and 2019:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Losses on Derivative Instruments for net investment hedge	Unrecognized Gains on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2019	$(146.1)	$(728.6)	$(34.5)	$0.2	$(909.0)
Other comprehensive (loss) income before reclassifications	(0.4)	(77.5)	(16.3)	0.7	(93.5)
Less: amounts reclassified from accumulated other comprehensive loss	4.3	—	—	(0.7)	3.6
Net current period other comprehensive income (loss)	3.9	(77.5)	(16.3)	—	(89.9)
Balance at September 30, 2020(1)	$(142.2)	$(806.1)	$(50.8)	$0.2	$(998.9)

Balance at December 31, 2018	$(136.4)	$(744.8)	$(41.9)	$2.7	$(920.4)
Other comprehensive (loss) income before reclassifications	(0.1)	(25.7)	15.2	0.5	(10.1)
Less: amounts reclassified from accumulated other comprehensive loss	2.7	—	—	(1.0)	1.7
Net current period other comprehensive income (loss)	2.6	(25.7)	15.2	(0.5)	(8.4)
Balance at September 30, 2019(1)	$(133.8)	$(770.5)	$(26.7)	$2.2	$(928.8)

(1)The ending balance in AOCL includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $19.8 million and $10.8 million as of September 30, 2020 and 2019, respectively.
The following table provides detail of amounts reclassified from AOCL:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020(1)	2019(1)	2020(1)	2019(1)	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefits:
Settlement activity	$(0.9)	$—	$(1.0)	$—
Prior service credit	—	—	0.1	0.1
Actuarial losses	(1.6)	(1.3)	(4.6)	(3.7)
Total pre-tax amount	(2.5)	(1.3)	(5.5)	(3.6)	Other (expense) income, net
Tax benefit	0.5	0.3	1.2	0.9
Net of tax	(2.0)	(1.0)	(4.3)	(2.7)
Net (losses) gains on cash flow hedging derivatives:(2)
Foreign currency forward contracts	(2.4)	—	0.7	1.5	Cost of sales
Treasury locks	—	—	0.1	0.1	Interest expense, net
Total pre-tax amount	(2.4)	—	0.8	1.6
Tax benefit (expense)	0.7	—	(0.1)	(0.6)
Net of tax	(1.7)	—	0.7	1.0
Total reclassifications for the period	$(3.7)	$(1.0)	$(3.6)	$(1.7)

(1)Amounts in parenthesis indicate changes to earnings (loss).

(2)These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 15, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements for additional details.
Note 22 Other (expense) income, net

The following table provides details of other (expense) income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net foreign exchange transaction (loss) gain	$(1.4)	$(1.5)	$5.2	$(4.1)
Bank fee expense	(1.1)	(1.1)	(3.4)	(3.6)
Pension (expense) income other than service costs	(0.1)	0.2	1.1	1.1
Other, net	1.4	0.5	5.0	7.9
Other (expense) income, net	$(1.2)	$(1.9)	$7.9	$1.3

Note 23 Net Earnings Per Common Share
The following table shows the calculation of basic and diluted net earnings per common share under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Basic Net Earnings Per Common Share:
Numerator:
Net earnings	$134.0	$68.0	$360.7	$158.7
Distributed and allocated undistributed net earnings to unvested restricted stockholders	—	(0.1)	(0.1)	(0.3)
Distributed and allocated undistributed net earnings	134.0	67.9	360.6	158.4
Distributed net earnings - dividends paid to common stockholders	(24.9)	(24.6)	(74.6)	(74.1)
Allocation of undistributed net earnings to common stockholders	$109.1	$43.3	$286.0	$84.3
Denominator:
Weighted average number of common shares outstanding - basic	155.5	154.0	155.2	154.4
Basic net earnings per common share:
Distributed net earnings	$0.16	$0.16	$0.48	$0.48
Allocated undistributed net earnings to common stockholders	0.70	0.28	1.84	0.55
Basic net earnings per common share	$0.86	$0.44	$2.32	$1.03
Diluted Net Earnings Per Common Share:
Numerator:
Distributed and allocated undistributed net earnings	$134.0	$67.9	$360.6	$158.4
Add: Allocated undistributed net earnings to unvested restricted stockholders	—	0.1	0.1	0.2
Less: Undistributed net earnings reallocated to unvested restricted stockholders	—	(0.1)	(0.1)	(0.2)
Net earnings available to common stockholders - diluted	$134.0	$67.9	$360.6	$158.4
Denominator:
Weighted average number of common shares outstanding - basic	155.5	154.0	155.2	154.4
Effect of unvested restricted stock - nonparticipating security	0.1	—	0.1	—
Effect of contingently issuable shares	0.2	0.2	0.2	0.2
Effect of unvested restricted stock units	0.3	0.3	0.3	0.3
Weighted average number of common shares outstanding - diluted under two-class	156.1	154.5	155.8	154.9
Effect of unvested restricted stock - participating security	—	0.3	—	0.3
Weighted average number of common shares outstanding - diluted under treasury stock	156.1	154.8	155.8	155.2
Diluted net earnings per common share	$0.86	$0.44	$2.31	$1.02

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
Recent Events and Trends

Impact of COVID-19
On March 11, 2020, the World Health Organization declared the Coronavirus Disease 2019 (“COVID-19”) outbreak as a global pandemic. Additionally, many international heads of state, including the President of the United States, declared the COVID-19 outbreak to be a national emergency in their respective countries. In response to these declarations and the rapid spread of COVID-19 across many countries, including the United States, governmental agencies around the world (including federal, state and local governments in the United States) implemented varying degrees of restrictions on social and commercial activities to promote social distancing in an effort to slow the spread of the illness. These measures, as well as future measures, had and will continue to create a significant adverse impact upon many sectors of the global economy. Additionally, the spread of the virus continues to persist in some parts of the world, including regions of the United States.
We continue to monitor the impact that COVID-19 has on all aspects of our business and geographies, including the impact on our employees, customers, suppliers, business partners and distribution channels. Our crisis management teams, which are comprised of cross functional and regional leaders, continue to assess the evolving situation and implement business continuity plans at both the regional and headquarter levels. See Part II, Item 1A, “Risk Factors,” below for additional risks related to the COVID-19 pandemic.
Employee Health and Safety and Business Continuity
The health and safety of Sealed Air’s global employees, suppliers and customers continue to be the Company’s top priority. Safety measures remain in place at Sealed Air sites such as: enhanced cleaning procedures, employee temperature checks, use of personal protective equipment for location-dependent workers, social distancing measures within operating sites, remote work arrangements for non-location dependent employees, visitor access restrictions and limitations on travel, particularly in regions with high transmission of COVID-19.
Remote work arrangements will remain in place for some of our non-location dependent employees as appropriate. In a remote working environment, we continue our efforts to mitigate information technology risks including failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks and security breaches of our networks or systems. Additionally, we continue to execute all activities related to our internal control over financial reporting in our remote environment. There has not been any change in our internal control over financial reporting during the three or nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
While we continue to practice enhanced employee safety and other precautionary measures during this pandemic, there are significant uncertainties regarding the future impact of COVID-19, which we cannot predict.
Supply Chain and Operations
Sealed Air's global operations continue to operate and serve customers' needs. We experienced limited facility closures as a result of initial government orders in response to the pandemic. Additionally, in some jurisdictions, we have at times reduced production capacity due to local social distancing requirements which limit the number of employees in our facility. These instances have not had a material impact on our operations to date. We continue to closely monitor our location-dependent operations.
The impact of COVID-19 has resulted in approximately $3 million and $12 million in unanticipated net expenses for the three and nine months ended September 30, 2020, respectively. These costs included additional personal protective gear, cleaning and other health and hygiene supplies and related expenses; higher employment costs; and incremental freight due to sourcing changes along with other higher manufacturing related costs.
We cannot predict the impact on our operations of future spread or worsening of the COVID-19 pandemic or future restrictions on commercial activities by governmental agencies to limit the spread of the virus. The health of our workforce, and our ability to meet staffing needs in our manufacturing facilities, distribution of our products and other critical functions are key to our operations.

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
Late in the first quarter and early in the second quarter, as the initial impact of COVID-19 intensified around the world, we experienced an increase in demand for packaging solutions for essential materials including all proteins, frozen foods, pantry items, medical equipment and pharmaceuticals. However, demand contracted mid-second quarter as some of our customers, including certain meat processors and industrial manufacturers, had to temporarily suspend production or were unable to fully staff their operations due to COVID-19 outbreaks. As these customers returned to operation, demand and volume improved late in the second quarter and throughout the third quarter. Subsequent disruption in our customers' operations could negatively impact our future results of operations.
Some sectors, such as industrial goods, capital-intensive equipment and parts of the food industry including food service and restaurants have experienced significant adverse impacts. Capital-intensive equipment that serves food market segments has been negatively impacted due to customers' re-evaluation of investments and delays due to restrictions on third-party visitors and installations in light of current social distancing measures. However, our equipment solutions business increased in the third quarter as customers began to resume essential investments. Despite the positive trends in retail formats and equipment, volume was negatively impacted relative to the same period a year ago due to the lagging recovery in food service and labor challenges slowing production in food processing plants. We cannot predict the impact to the markets we serve due to the future spread or worsening of the COVID-19 pandemic or future restrictions on commercial activities by governmental agencies to limit future spread of the virus.
Liquidity and Financial Position
As of September 30, 2020, Sealed Air had approximately $1.4 billion of liquidity available, comprised of $317 million in cash and $1,132 million of undrawn, committed credit facilities. The Company does not have long-term debt maturing until August 2022. See Note 10, “Accounts Receivable Securitization Programs” and Note 14, “Debt and Credit Facilities” for further details.
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Our Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio of debt to EBITDA. As a result of our acquisition of Automated, the maximum covenant leverage ratio of debt to EBITDA was temporarily increased to 5.00 to 1.00 through September 30, 2020. The maximum covenant leverage ratio has returned to 4.50 to 1.00 after September 30, 2020. At September 30, 2020, our leverage ratio of debt to EBITDA, as calculated under the covenant, was 2.83 to 1.00. We expect continued compliance with our debt covenants including the covenant leverage ratio over the next 12 months. See Note 14, “Debt and Credit Facilities” for further details.

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
When we present Non-U.S. GAAP forward-looking guidance, we do not also provide guidance for the most directly comparable U.S. GAAP financial measures, as they are not available without unreasonable effort due to the high variability, complexity, and low visibility with respect to certain Special Items, including gains and losses on the disposition of businesses, the ultimate outcome of certain legal or tax proceedings, foreign currency gains or losses resulting from the volatile currency market in Argentina, and other unusual gains and losses. These items are uncertain, depend on various factors, and could be material to our results computed in accordance with U.S. GAAP.

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
The following table shows a reconciliation of U.S. GAAP Net Earnings from continuing operations to non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net earnings from continuing operations	$131.8	$79.5	$346.6	$169.3
Interest expense, net	43.0	48.5	130.7	136.6
Income tax provision	17.4	22.8	94.7	65.5
Depreciation and amortization, net of adjustments(1)	56.2	53.2	161.1	131.4
Special Items:
Restructuring charges	1.0	6.9	11.7	43.6
Other restructuring associated costs(2)	7.2	12.8	15.0	50.8
Foreign currency exchange loss due to highly inflationary economies	1.1	1.3	3.2	3.4
Charges related to the Novipax settlement agreement	—	—	—	59.0
Charges related to acquisition and divestiture activity	1.0	6.0	5.1	9.2
Other Special Items(3)	0.6	10.1	4.3	24.8
Pre-tax impact of Special Items	10.9	37.1	39.3	190.8
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$259.3	$241.1	$772.4	$693.6

(1)Includes depreciation and amortization adjustments of $(0.1) million and $(1.1) million for the three and nine months ended September 30, 2019, respectively.
(2)Other restructuring associated costs for the three and nine months ended September 30, 2020 primarily relate to fees paid to third-party consultants in support of Reinvent SEE. Other restructuring associated costs for the three and nine months ended September 30, 2019 primarily relate to fees paid to third-party consultants in support of Reinvent SEE and costs associated with property consolidations and machinery and equipment relocations resulting from Reinvent SEE. See Note 13, "Restructuring Activities," for additional information related to Reinvent SEE and our restructuring program.
(3)Other Special Items for the three and nine months ended September 30, 2019, primarily included fees related to professional services, mainly legal fees, directly associated with Special Items or events that are considered one-time or infrequent in nature.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
U.S. GAAP net earnings and diluted EPS from continuing operations(1)	$131.8	$0.85	$79.5	$0.51	$346.6	$2.22	$169.3	$1.09
Special Items(2)	(4.7)	(0.03)	20.2	0.13	12.2	0.08	147.9	0.95
Non-U.S. GAAP adjusted net earnings and adjusted diluted EPS from continuing operations	$127.1	$0.82	$99.7	$0.64	$358.8	$2.30	$317.2	$2.04
Weighted average number of common shares outstanding - Diluted		156.1		154.8		155.8		155.2

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
The following table shows our calculation of the non-U.S. GAAP Adjusted income tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
U.S. GAAP Earnings before income tax provision from continuing operations	$149.2	$102.3	$441.3	$234.8
Pre-tax impact of Special Items	10.9	37.1	39.3	190.8
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$160.1	$139.4	$480.6	$425.6

U.S. GAAP Income tax provision from continuing operations	$17.4	$22.8	$94.7	$65.5
Tax Special Items	12.6	7.9	18.0	(3.8)
Tax impact of Special Items	3.0	9.0	9.1	46.7
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$33.0	$39.7	$121.8	$108.4

U.S. GAAP Effective income tax rate	11.7%	22.3%	21.5%	27.9%
Non-U.S. GAAP Adjusted income tax rate	20.6%	28.5%	25.3%	25.5%
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
Refer to these specific tables presented later in our Management’s Discussion and Analysis of Financial Condition and Results of Operations under Analysis of Historical Cash Flow for reconciliations of these non-U.S. GAAP financial measures to their most directly comparable U.S. GAAP measures.

Highlights of Financial Performance
Below are the highlights of our financial performance for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except per share amounts)	2020	2019	Change	2020	2019	Change
Net sales	$1,237.2	$1,218.5	1.5%	$3,562.3	$3,492.2	2.0%
Gross profit	$404.5	$392.0	3.2%	$1,184.9	$1,135.5	4.4%
As a % of net sales	32.7%	32.2%		33.3%	32.5%
Operating profit	$194.5	$154.0	26.3%	$567.3	$373.5	51.9%
As a % of net sales	15.7%	12.6%		15.9%	10.7%
Net earnings from continuing operations	$131.8	$79.5	65.8%	$346.6	$169.3	#
Gain (Loss) on sale of discontinued operations, net of tax	2.2	(11.5)	#	14.1	(10.6)	#
Net earnings	$134.0	$68.0	97.1%	$360.7	$158.7	#
Basic:
Continuing operations	$0.85	$0.52	63.5%	$2.23	$1.10	#
Discontinued operations	0.01	(0.08)	#	0.09	(0.07)	#
Net earnings per common share - basic	$0.86	$0.44	95.5%	$2.32	$1.03	#
Diluted:
Continuing operations	$0.85	$0.51	66.7%	$2.22	$1.09	#
Discontinued operations	0.01	(0.07)	#	0.09	(0.07)	#
Net earnings per common share - diluted	$0.86	$0.44	95.5%	$2.31	$1.02	#
Weighted average numbers of common shares outstanding:
Basic	155.5	154.0		155.2	154.4
Diluted	156.1	154.8		155.8	155.2
Non-U.S. GAAP Adjusted EBITDA from continuing operations(1)	$259.3	$241.1	7.5%	$772.4	$693.6	11.4%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$0.82	$0.64	28.1%	$2.30	$2.04	12.7%

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
The following table presents the approximate favorable or (unfavorable) impact that foreign currency translation had on our Condensed Consolidated Financial Results from continuing operations:

(In millions)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Net sales	$(12.4)	$(84.4)
Cost of sales	9.8	61.8
Selling, general and administrative expenses	(0.1)	7.1
Net earnings	(0.4)	(10.7)
Adjusted EBITDA	(2.0)	(16.5)

Net Sales by Geographic Region
The following table presents the components of the change in net sales by geographic region for the three and nine months ended September 30, 2020 compared with the same periods in 2019. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar”, and the change in net sales excluding acquisitions and divestitures and the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as "organic." We believe using constant dollar and organic measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates and large fluctuations due to acquisitions or divestitures.

	Three Months Ended September 30,
(In millions)	North America		EMEA		APAC		South America		Total
2019 Net Sales	$729.4	59.9%	$250.0	20.5%	$180.8	14.8%	$58.3	4.8%	$1,218.5

Price	(10.8)	(1.5)%	0.9	0.4%	(0.1)	(0.1)%	9.3	16.0%	(0.7)	—%
Volume(1)	12.9	1.8%	(5.7)	(2.3)%	2.3	1.3%	(1.8)	(3.1)%	7.7	0.6%
Total organic change (non-U.S. GAAP)	2.1	0.3%	(4.8)	(1.9)%	2.2	1.2%	7.5	12.9%	7.0	0.6%
Acquisitions	19.0	2.6%	4.6	1.8%	0.5	0.3%	—	—%	24.1	2.0%
Total constant dollar change (non-U.S. GAAP)	21.1	2.9%	(0.2)	(0.1)%	2.7	1.5%	7.5	12.9%	31.1	2.6%
Foreign currency translation	(5.3)	(0.7)%	5.9	2.4%	3.8	2.1%	(16.8)	(28.9)%	(12.4)	(1.1)%
Total change (U.S. GAAP)	15.8	2.2%	5.7	2.3%	6.5	3.6%	(9.3)	(16.0)%	18.7	1.5%

2020 Net Sales	$745.2	60.2%	$255.7	20.7%	$187.3	15.1%	$49.0	4.0%	$1,237.2

	Nine Months Ended September 30,
(In millions)	North America		EMEA		APAC		South America		Total
2019 Net Sales	$2,070.2	59.3%	$732.4	21.0%	$520.3	14.9%	$169.3	4.8%	$3,492.2
Price	(25.5)	(1.2)%	(0.4)	—%	(1.2)	(0.2)%	28.9	17.1%	1.8	0.1%
Volume(1)	(10.4)	(0.5)%	(15.1)	(2.1)%	4.1	0.8%	1.7	1.0%	(19.7)	(0.6)%
Total organic change (non-U.S. GAAP)	(35.9)	(1.7)%	(15.5)	(2.1)%	2.9	0.6%	30.6	18.1%	(17.9)	(0.5)%
Acquisitions	133.5	6.4%	33.0	4.5%	5.6	1.0%	0.3	0.2%	172.4	4.9%
Total constant dollar change (non-U.S. GAAP)	97.6	4.7%	17.5	2.4%	8.5	1.6%	30.9	18.3%	154.5	4.4%
Foreign currency translation	(16.3)	(0.8)%	(8.8)	(1.2)%	(9.3)	(1.8)%	(50.0)	(29.6)%	(84.4)	(2.4)%
Total change (U.S. GAAP)	81.3	3.9%	8.7	1.2%	(0.8)	(0.2)%	(19.1)	(11.3)%	70.1	2.0%

2020 Net Sales	$2,151.5	60.4%	$741.1	20.8%	$519.5	14.6%	$150.2	4.2%	$3,562.3

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.

Net Sales by Segment
The following table presents the components of change in net sales by reportable segment for the three and nine months ended September 30, 2020 compared with the same periods in 2019. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar”, and the change in net sales excluding the impact of foreign currency translation and acquisitions and divestitures, a non-U.S. GAAP measure, which we define as "organic." We believe using constant dollar and organic measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates and large fluctuations due to acquisitions or divestitures.

	Three Months Ended September 30,
(In millions)	Food		Protective		Total Company
2019 Net Sales	$729.6	59.9%	$488.9	40.1%	$1,218.5
Price	4.0	0.5%	(4.7)	(1.0)%	(0.7)	—%
Volume(1)	(13.7)	(1.8)%	21.4	4.4%	7.7	0.6%
Total organic change (non-U.S. GAAP)	(9.7)	(1.3)%	16.7	3.4%	7.0	0.6%
Acquisitions	—	—%	24.1	4.9%	24.1	2.0%
Total constant dollar change (non-U.S.GAAP)	(9.7)	(1.3)%	40.8	8.3%	31.1	2.6%
Foreign currency translation	(15.3)	(2.1)%	2.9	0.6%	(12.4)	(1.1)%
Total change (U.S. GAAP)	(25.0)	(3.4)%	43.7	8.9%	18.7	1.5%

2020 Net Sales	$704.6	57.0%	$532.6	43.0%	$1,237.2

	Nine Months Ended September 30,
(In millions)	Food		Protective		Total Company
2019 Net Sales	$2,120.6	60.7%	$1,371.6	39.3%	$3,492.2
Price	12.7	0.6%	(10.9)	(0.8)%	1.8	0.1%
Volume(1)	4.5	0.2%	(24.2)	(1.8)%	(19.7)	(0.6)%
Total organic change (non-U.S. GAAP)	17.2	0.8%	(35.1)	(2.6)%	(17.9)	(0.5)%
Acquisitions	6.5	0.3%	165.9	12.1%	172.4	4.9%
Total constant dollar change (non-U.S.GAAP)	23.7	1.1%	130.8	9.5%	154.5	4.4%
Foreign currency translation	(76.2)	(3.6)%	(8.2)	(0.6)%	(84.4)	(2.4)%
Total change (U.S. GAAP)	(52.5)	(2.5)%	122.6	8.9%	70.1	2.0%

2020 Net Sales	$2,068.1	58.1%	$1,494.2	41.9%	$3,562.3

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
The following net sales discussion is on a reported and constant dollar basis.
Food
Three Months Ended September 30, 2020 Compared with the Same Period in 2019
As reported, net sales decreased $25 million, or 3% in 2020 compared with 2019. Foreign currency had a negative impact of $15 million. On a constant dollar basis, net sales decreased $10 million, or 1% in 2020 compared with 2019 primarily due to the following:
•lower volume of $14 million, primarily due to lower sales resulting from softness in the global food service industry as well as labor challenges in meat processing plants.

This was partially offset by:
•favorable price of $4 million, primarily in South America driven by US dollar-based indexed pricing.
Nine Months Ended September 30, 2020 Compared with the Same Period of 2019
As reported, net sales decreased approximately $53 million, or 2%, in 2020 compared to 2019. Foreign currency had a negative impact of $76 million. On a constant dollar basis, net sales increased approximately $24 million, or 1%, in 2020 compared with 2019 primarily due to the following:

•favorable price of $13 million, primarily in South America on US dollar-based indexed pricing, partially offset by formula-based pricing in North America;
•contributions from acquisitions made in the first half of 2019 of approximately $7 million; and
•higher volume of $5 million, primarily driven by increased demand for protein packaging at the retail level due to COVID-19, partially offset by a decline in sales resulting from softness in the global food service industry as well as labor challenges in meat processing plants.
Protective
Three Months Ended September 30, 2020 Compared with the Same Period in 2019
As reported, net sales increased $44 million, or 9%, in 2020 as compared to 2019. Foreign currency had a positive impact of $3 million. On a constant dollar basis, net sales increased $41 million, or 8%, in 2020 compared with 2019 primarily due to the following:
•the contribution of $24 million in sales through July 2020 from the Automated acquisition; and
•higher organic volume of $21 million, primarily in North America, due to increased demand in e-Commerce, fulfillment and automated equipment.
These were partially offset by:
•unfavorable pricing of approximately $5 million, primarily in North America.
Nine Months Ended September 30, 2020 Compared with the Same Period of 2019
As reported, net sales increased $123 million, or 9%, in 2020 as compared to 2019. Foreign currency had a negative impact of $8 million. On a constant dollar basis, net sales increased $131 million, or 10%, in 2020 compared with 2019 primarily due to the following:
•the contribution of $166 million in sales through July 2020 from the Automated acquisition.
This was partially offset by:
•lower organic volume of $24 million, primarily in EMEA and North America. Decreased volumes were due to deteriorating global industrial manufacturing, partially offset by the increase in e-Commerce demand for consumer staples and medical supplies, both of which were driven by the impact of COVID-19; and
•unfavorable price of $11 million, primarily in North America.
Cost of Sales
Cost of sales for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2020	2019	Change	2020	2019	Change
Net sales	$1,237.2	$1,218.5	1.5%	$3,562.3	$3,492.2	2.0%
Cost of sales	832.7	826.5	0.8%	2,377.4	2,356.7	0.9%
As a % of net sales	67.3%	67.8%		66.7%	67.5%

Three Months Ended September 30, 2020 Compared with the Same Period in 2019
As reported, cost of sales increased by $6 million, or 0.8%, in 2020 compared to 2019. Cost of sales was impacted by favorable foreign currency translation of $10 million. As a percentage of net sales, cost of sales decreased by 50 basis points, from 67.8% for the three months ended September 30, 2019 to 67.3% for the three months ended September 30, 2020, primarily due to productivity improvements resulting from our Reinvent SEE initiatives and the impact of lower input costs benefiting price/cost spread during the quarter. Improvements were partially offset by the impact of lower organic volume, inflationary cost increases including non-material and labor and higher incentive compensation expense.
Nine Months Ended September 30, 2020 Compared with the Same Period of 2019
As reported, cost of sales increased by $21 million, or 0.9%, in 2020 as compared to 2019. Cost of sales was impacted by favorable foreign currency translation of $62 million. As a percentage of net sales, cost of sales decreased by 80 basis points, from 67.5% for the nine months ended September 30, 2019 to 66.7% for the nine months ended September 30, 2020, primarily due to productivity improvements resulting from our Reinvent SEE initiatives and lower input costs during the year. Improvements were partially offset by the impact of lower organic volume, inflationary cost increases including non-material and labor, and additional expenses related to COVID-19 (including personal protective gear, cleaning and other health and hygiene supplies and expenses), higher employment costs and incremental freight due to sourcing changes along with other higher manufacturing related costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") for the three and nine months ended September 30, 2020 and 2019 are included in the table below.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2020	2019	Change	2020	2019	Change
Selling, general and administrative expenses	$199.3	$221.6	(10.1)%	$577.9	$699.9	(17.4)%
As a % of net sales	16.1%	18.2%		16.2%	20.0%
Three Months Ended September 30, 2020 Compared with the Same Period in 2019
As reported, SG&A expenses decreased by $22 million, or 10%, in 2020 compared to 2019. The decrease is primarily driven by lower professional service fees associated with Special Items (primarily legal fees), cost benefits from restructuring actions associated with our Reinvent SEE transformation, lower restructuring associated spend and lower business travel related expenses. These improvements were partially offset by the impact of higher incentive compensation expense and labor inflation.
Nine Months Ended September 30, 2020 Compared with the Same Period of 2019
As reported, SG&A expenses decreased by $122 million, or 17%, in 2020 as compared to 2019. SG&A expenses were impacted by favorable foreign currency translation of $7 million. On a constant dollar basis, SG&A expenses decreased $115 million, or 16%. The decrease is primarily driven by the charge associated with the Novipax settlement incurred in 2019 as well as lower restructuring associated costs and lower professional service fees, including legal fees, associated with Special Items. SG&A has also benefited from reductions driven by our Reinvent SEE transformation, including restructuring associated savings. These improvements were partially offset by the impact of higher incentive compensation expense and labor inflation.
Amortization Expense of Intangible Assets Acquired
Amortization expense of intangible assets acquired for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2020	2019	Change	2020	2019	Change
Amortization expense of intangible assets acquired	$9.7	$9.5	2.1%	$28.0	$18.5	51.4%
As a % of net sales	0.8%	0.8%		0.8%	0.5%

Amortization expense of intangibles for the three months ended September 30, 2020 was approximately flat compared to the three months ending September 30, 2019. The increase in amortization expense of intangibles for the nine months ended September 30, 2020 was primarily related to our August 2019 acquisition of Automated and an increase in amortization for capitalized software.
Reinvent SEE Strategy and Restructuring Activities

See Note 13, “Restructuring Activities” for additional details regarding the Company’s restructuring programs discussed below.
In December 2018 the Sealed Air Board of Directors approved a three-year restructuring program as part of the Reinvent SEE Strategy.
Sealed Air has combined the program associated with Reinvent SEE with its previously existing restructuring program (as combined, “the Program”) that was largely related to the elimination of stranded costs following the sale of Diversey. For the nine months ended September 30, 2020, the Program generated incremental cost savings of $88 million related to reductions in operating costs, including $27 million from restructuring actions. In addition, savings realized related to actions impacting price cost spread were $12 million. We expect the Program to generate incremental cost savings of approximately $340 million by the end of 2021. We expect Program spend for the full year 2020 and 2021 to be in the range of $80 to $110 million.
We also recorded $7 million and $15 million in restructuring associated costs for the three and nine months ended September 30, 2020, respectively. Restructuring associated costs primarily relate to fees paid to third-party consultants in support of Reinvent SEE.
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
Interest expense, net for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2020	2019	Change	2020	2019	Change
Interest expense on our various debt instruments:
Term Loan A due August 2022(1)	$1.6	$2.7	$(1.1)	$7.2	$2.7	$4.5
Term Loan A due July 2023	0.9	2.1	(1.2)	4.0	6.4	(2.4)
Revolving credit facility due July 2023	0.4	0.4	—	1.1	1.1	—
6.50% Senior Notes due December 2020(2)	—	7.0	(7.0)	—	21.1	(21.1)
4.875% Senior Notes due December 2022	5.4	5.3	0.1	16.2	16.1	0.1
5.25% Senior Notes due April 2023	5.8	5.7	0.1	17.4	17.3	0.1
4.50% Senior Notes due September 2023	5.5	5.2	0.3	15.7	15.6	0.1
5.125% Senior Notes due December 2024	5.6	5.6	—	16.8	16.8	—
5.50% Senior Notes due September 2025	5.6	5.6	—	16.8	16.8	—
4.00% Senior Notes due December 2027(2)	4.4	—	4.4	13.1	—	13.1
6.875% Senior Notes due July 2033	7.8	7.8	—	23.3	23.3	—
Other interest expense	3.5	5.8	(2.3)	11.3	14.8	(3.5)
Less: capitalized interest	(1.2)	(2.5)	1.3	(4.4)	(6.4)	2.0
Less: interest income	(2.3)	(2.2)	(0.1)	(7.8)	(9.0)	1.2
Total	$43.0	$48.5	$(5.5)	$130.7	$136.6	$(5.9)

(1)On August 1, 2019, Sealed Air Corporation, on behalf of itself and certain of its subsidiaries, and Sealed Air Corporation (US) entered into an amendment to its existing senior secured credit facility with Bank of America, N.A., as agent, and the other financial institutions party thereto. The amendment provided for a new incremental term facility in an aggregate principal amount of up to $475 million, to be used, in part, to finance our acquisition of Automated. See Note 14, "Debt and Credit Facilities" for further details.
(2)In November 2019, the Company issued $425 million of 4.00% Senior Notes due 2027 and used the proceeds to retire the existing $425 million of 6.50% Senior Notes due 2020. See Note 14, "Debt and Credit Facilities" for further details.
Other (expense) income, net
Net foreign exchange transaction (loss) gain
For the three months ended September 30, 2020, we recorded $1.4 million in net foreign exchange transaction losses, within Other (expense) income, net in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2020, we recorded $5 million in net foreign exchange transaction gain within Other (expense) income, net in the Condensed Consolidated Statements of Operations. The year to date income was primarily recognized in March as a result of volatile foreign currencies, particularly in emerging markets relative to the US Dollar due to macroeconomic conditions resulting from COVID-19. While we use financial instruments to hedge certain foreign currency exposures; however, this does not insulate us completely from foreign currency effects and exposes us to counterparty credit risk for non-performance.
See Note 22, “Other (expense) income, net,” for the remaining components of other (expense) income, net.
Income Taxes
Our effective income tax rate for the three and nine months ended September 30, 2020 was 12% and 22%, respectively.
For the three months ended September 30, 2020, the rate was positively impacted by GILTI regulations issued in the third quarter. For the nine months ended September 30, 2020, the rate was positively impacted by recently issued GILTI regulations and the favorable resolution of specific uncertain tax positions.
Our effective income tax rate for the three and nine months ended September 30, 2019 was 22% and 28%, respectively. The Company's effective income tax rate for the three month period ended September 30, 2019, was positively impacted by the benefits of U.S. Research and Development credits for current and prior periods and was negatively impacted by a U.S. audit assessment related to the valuation of an Intellectual Property Transfer in a 2011. For the nine month period ended September 30, 2019, the Company's effective income tax rate was negatively impacted by U.S. audit assessments associated with 2011 and 2012 transactions. For the nine month period ended September 30, 2019, the Company's effective income tax rate was positively impacted by the benefits for the U.S. Research and Development credit for current and prior periods and the release of valuation allowance on deferred assets in Brazil related to improved profitability from Reinvent SEE initiatives.
Due to the uncertainty in projecting these items, it is possible that the actual effective tax rate used for financial reporting purposes will change in future periods. The Company expects its annual effective tax rate related to continuing operations for 2020 to be approximately 23% based on its projected mix of earnings, although the actual effective tax rate could vary from the anticipated rate as a result of many factors, including but not limited to the following:

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
The IRS completed its field examination of our U.S. federal income tax returns for the years 2011 through 2014 in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion settlement payments made pursuant to the Settlement agreement and the resulting reduction of our U.S. federal tax liability by approximately $525 million. We continue to believe that we have meritorious defenses to the proposed disallowance and have filed a protest with the IRS. We expect to enter the IRS administrative appeals process in late 2020 or early 2021. At this time, we cannot predict when the IRS administrative appeals process will be resolved or the outcome of such process.
We have established valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize our deferred tax assets depends, in part, upon our ability to carry back any losses created by the deduction of these temporary differences, the future income from existing temporary differences, and the ability to generate future taxable income within the respective jurisdictions during the periods in which these temporary differences reverse. If we are unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Conversely, if we have sufficient future taxable income in jurisdictions where we have valuation allowances, we may be able to reverse those valuation allowances.
There was a negligible change in our valuation allowances for the three and nine months ended September 30, 2020. The change in valuation allowance for the three months ended September 30, 2019 was not material. For the nine months ending September 30, 2019, there was an $8 million decrease in the valuation allowance in Brazil related to improved profitability from our Reinvent SEE initiatives.
We reported a net decrease of $2 million and $8 million, respectively, in unrecognized tax benefits during the three and nine months ended September 30, 2020, primarily related to the effective settlement of certain uncertain tax positions. We reported a net increase of $17 million and $26 million, respectively, during the three and nine months ended September 30, 2019, primarily related to research credits, an audit assessment in the U.S and interest accruals on existing positions. Interest and penalties on tax assessments are included in income tax expense.
Net Earnings from Continuing Operations
Net earnings for the three and nine months ended September 30, 2020 and 2019 are included in the table below.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2020	2019	Change	2020	2019	Change
Net earnings from continuing operations	$131.8	$79.5	65.8%	$346.6	$169.3	104.7%

Three Months Ended September 30, 2020 Compared with the Same Period in 2019
For the three months ended September 30, 2020, net earnings were favorably impacted by $5 million of Special Items, which were largely due to the benefit of one-time net tax related benefits (“Tax Special Items”) of $13 million. Tax Special Items were partially offset by $11 million ($7 million, net of taxes) of non-tax related Special Items, the largest of which was restructuring and other restructuring associated costs of $8 million ($6 million, net of taxes).
For the three months ended September 30, 2019, net earnings were unfavorably impacted by $20 million of Special Items, after tax, the largest of which resulted from $20 million ($15 million, net of taxes) in restructuring and restructuring associated costs mostly related to our Reinvent SEE program.
Nine Months Ended September 30, 2020 Compared with the Same Period of 2019
For the nine months ended September 30, 2020, net earnings were unfavorably impacted by $12 million of Special Items. Special Items included $39 million ($30 million, net of taxes) of non-tax related Special Items, primarily related to restructuring and other restructuring associated costs of $27 million ($20 million, net of taxes) and charges related to acquisition and divestiture activities of $5 million ($4 million, net of taxes). The impact of non-tax related Special Items was partially offset by Tax Special Items, including the resolution of specific uncertain tax positions, which benefited net earnings by $18 million.
For the nine months ended September 30, 2019, net earnings were unfavorably impacted by $148 million of Special Items after tax, which were primarily the result of a $94 million ($71 million, net of taxes) in restructuring and restructuring associated costs mostly related to our Reinvent SEE program and a $59 million ($44 million, net of taxes) charge related to the Novipax settlement.
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

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2020	2019	Change	2020	2019	Change
Food	$152.4	$159.6	(4.5)%	$477.8	$458.1	4.3%
Adjusted EBITDA Margin	21.6%	21.9%		23.1%	21.6%
Protective	108.7	84.0	29.4%	293.0	243.0	20.6%
Adjusted EBITDA Margin	20.4%	17.2%		19.6%	17.7%
Corporate	(1.8)	(2.5)	28.0%	1.6	(7.5)	121.3%
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$259.3	$241.1	7.5%	$772.4	$693.6	11.4%
Adjusted EBITDA Margin	21.0%	19.8%		21.7%	19.9%
The following is a discussion of the factors that contributed to the change in Adjusted EBITDA by segment during the three and nine months ended September 30, 2020, as compared to the same periods in the prior year.
Food
Three Months Ended September 30, 2020 Compared with the Same Period in 2019

On a reported currency basis, Adjusted EBITDA decreased $7 million in 2020 as compared to the same period in 2019. Adjusted EBITDA was impacted by unfavorable foreign currency translation of approximately $4 million. On a constant dollar basis, Adjusted EBITDA decreased approximately $3 million, or 2%, in 2020 compared with the same period in 2019 primarily due to the impact of:
•inflationary impact resulting in higher labor costs and non-raw material manufacturing costs as well as expenses related to COVID-19, partially offset by tighter spend control, including lower travel costs, resulting in a net unfavorable impact of approximately $16 million;
•lower volume and unfavorable product mix of $11 million due to softness in the global food service industry partially offset by strength in equipment; and
•higher incentive compensation accruals of approximately $4 million.
These decreases were partially offset by:
•Reinvent SEE benefits of $20 million driven by actions reducing operating costs by $19 million, including restructuring savings of $4 million, and improvements to price/cost spread of approximately $2 million; and
•favorable price/cost spread of $8 million.
Nine Months Ended September 30, 2020 Compared with the Same Period of 2019
On a reported currency basis, Adjusted EBITDA increased $20 million in 2020 as compared to the same period in 2019. Adjusted EBITDA was impacted by unfavorable foreign currency translation of $17 million. On a constant dollar basis, Adjusted EBITDA increased $37 million, or 8%, in 2020 compared with the same period in 2019 primarily due to the impact of:
•Reinvent SEE benefits of $67 million driven by actions reducing operating costs by approximately $59 million, including restructuring savings of $17 million, and improvements to price/cost spread of $9 million; and
•favorable price/cost spread of $22 million.
These increases were partially offset by:
•the inflationary impact resulting in higher labor costs and non-raw material manufacturing costs as well as higher expenses related to COVID-19, partially offset by tighter spend control, including lower travel costs, resulting in a net unfavorable impact of approximately $36 million;
•the impact of unfavorable product mix on sales volume of $9 million due to softness in the global food service industry partially offset by strength in food retail and equipment; and
•higher incentive compensation accruals of approximately $7 million.
Protective
Three Months Ended September 30, 2020 Compared with the Same Period in 2019
On a reported currency basis, Adjusted EBITDA increased $25 million in 2020 compared to the same period in 2019. Adjusted EBITDA was impacted by favorable foreign currency translation of $1 million. On a constant dollar basis, Adjusted EBITDA increased $24 million, or 28%, in 2020 compared with the same period in 2019 primarily as a result of:
•Reinvent SEE benefits of $12 million driven by actions reducing operating costs by $11 million, including restructuring savings of $2 million, and improvements to price/cost spread of $1 million;
•the benefit of lower operational expenses, excluding Reinvent SEE benefits, yielding a net improvement of $6 million, including the prior year impact of a $7 million non-cash inventory step-up charge associated with the Automated acquisition and lower segment sales and marketing expenses, partially offset by higher incentive compensation and labor inflation;
•$4 million, due to one additional month of contributions from Automated during the quarter following the August 1 close date in the prior year; and
•higher organic volume of $4 million due to strength in e-Commerce, fulfillment and automated equipment.
These increases were partially offset by:
•unfavorable price/cost spread of approximately $2 million.

Nine Months Ended September 30, 2020 Compared with the Same Period of 2019
On a reported currency basis, Adjusted EBITDA increased $50 million in 2020 as compared to the same period in 2019. Adjusted EBITDA was impacted by unfavorable foreign currency translation of $1 million. On a constant dollar basis, Adjusted EBITDA increased $51 million, or 21%, in 2020 compared with the same period in 2019 primarily as a result of:
•Reinvent SEE benefits of $33 million driven by actions reducing operating costs by $29 million, including restructuring savings of $10 million and improvements to price/cost spread of $4 million;
•contributions of $31 million from seven months of incremental Adjusted EBITDA from the Automated acquisition;
•the benefit of lower operational expenses, excluding Reinvent SEE benefits, yielding a net improvement of $3 million, including the prior year impact of a $7 million non-cash inventory step-up charge associated with the Automated acquisition and lower segment sales and marketing expenses, partially offset by higher incentive compensation and labor inflation; and
•favorable price/cost spread of $1 million.
These increases were partially offset by:
•organic volume decline resulting from the deteriorating industrial market of approximately $17 million.
Corporate
Three Months Ended September 30, 2020 Compared with the Same Period in 2019
The impact of Corporate Adjusted EBITDA during the three months ended September 30, 2020 was approximately flat compared to the same period in 2019.
Nine Months Ended September 30, 2020 Compared with the Same Period of 2019

The impact of Corporate was $9 million favorable change in the nine months ended September 30, 2020, primarily driven by foreign currency transaction gains recorded to the Condensed Consolidated Statements of Operations in 2020 compared to foreign currency transaction losses in 2019.
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
Throughout the year, COVID-19 has impacted global economic conditions, including, at times causing volatility in the global equity markets and the availability of credit and liquidity. We currently believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above, over the next twelve months.
As of September 30, 2020, we had cash and cash equivalents of $317 million, of which approximately $235 million, or 74%, was located outside of the U.S. As of September 30, 2020, cash trapped outside of the U.S. was not material. Our U.S. cash balances and committed liquidity facilities available to U.S. borrowers are sufficient to fund our U.S. operating requirements, capital expenditures, current debt obligations and dividends. In the near term, we do not expect cash located outside of the U.S. will be needed to satisfy our obligations, dividends and other demands for cash in the U.S.

Cash and Cash Equivalents

The following table summarizes our accumulated cash and cash equivalents:

(In millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$316.8	$262.4

See “Analysis of Historical Cash Flow” below.
Accounts Receivable Securitization Programs
At September 30, 2020, we had $132 million available to us under our U.S. and European accounts receivable securitization programs, of which no amounts were borrowed. At December 31, 2019, we had $127 million available to us under our U.S. and Europeans programs of which we had no borrowings under the European or U.S. programs. See Note 10, “Accounts Receivable Securitization Programs” for information concerning these programs.
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
Accounts Receivable Factoring Programs
We account for our participation in our customers' supply chain financing arrangements and our trade receivable factoring program in accordance with ASC 860 which allows the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met. As such, the Company excludes the balances sold under the programs from Trade receivable, net on the Condensed Consolidated Balance Sheets. The sale of outstanding receivables through these programs increases our cash flow from operating activities at the point they are factored. See Note 11, “Accounts Receivable Factoring Programs” for further details.
Gross amounts received under these programs for the nine months ended September 30, 2020 were $309 million, of which $87 million was received in the third quarter. If these programs had not been in effect for the nine months ended September 30, 2020, we would have been required to collect the invoice amounts directly from the relevant customers in accordance with the agreed payment terms. Approximately $50 million in incremental trade receivables would have been outstanding at September 30, 2020 if collection on such invoice amounts were made directly from our customers on the invoice due date and not through our customers' supply chain financing arrangements or our factoring program.
Lines of Credit
At September 30, 2020 and December 31, 2019, we had a $1.0 billion revolving credit facility. We had no amounts outstanding under the facility at September 30, 2020 and $89 million outstanding under the facility at December 31, 2019. There were $7 million and $10 million outstanding under various lines of credit extended to our subsidiaries at September 30, 2020 and December 31, 2019, respectively. See Note 14, “Debt and Credit Facilities” for further details.
LIBOR Phase Out
In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. An alternative to LIBOR has been contemplated in many of our LIBOR-linked instruments and other financial obligations, including our Credit Facility. We do not expect the phase-out of LIBOR to have a material disruption or impact on our financing or liquidity. In March 2020, the FASB issued ASU 2020-04 to ease the potential burden in accounting for reference rate reform, however, neither the LIBOR phase out or the recently issued ASU is expected to have a material impact on the Company.
Covenants
At September 30, 2020, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” within Note 14, “Debt and Credit Facilities”. As a result of our acquisition of Automated, the maximum covenant leverage ratio of debt to EBITDA under our Credit Facility was temporarily increased to 5.00 to 1.00 through September 30, 2020. The maximum covenant leverage ratio has returned to 4.50 to 1.00 after September 30, 2020. At September 30, 2020, our leverage ratio of debt to EBITDA, as calculated under the covenant, was 2.83 to 1.00. We expect to be in continued compliance with our debt covenants including the covenant leverage ratio over the next 12 months.
Supply Chain Financing Programs
As part of our ongoing efforts to manage our working capital and improve our cash flow, we work with suppliers to optimize our purchasing terms and conditions, including extending payment terms. We also facilitate a voluntary supply chain financing program to provide some of our suppliers with the opportunity to sell receivables due from us (our accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. These programs are administered by participating financial institutions. Should the supplier choose to participate in the program, it will receive payment from the financial institution in advance of agreed payment terms; our responsibility is limited to making payments to the respective financial institutions on the terms originally negotiated with our supplier. The range of payment terms is consistent regardless of a vendor's participation in the program. We monitor our days payable outstanding relative to our peers and industry trends in order to assess our conclusion that these programs continue to be trade payable programs and not indicative of borrowing arrangements. The liabilities continue to be presented as trade payables in our consolidated balance sheets until they are paid, and they are reflected as cash flows from operating activities when settled.
As of September 30, 2020, our accounts payable balance included $150 million related to invoices from suppliers participating in the programs. As of December 31, 2019, our accounts payable balance included $157 million related to invoices from suppliers participating in the programs. The cumulative amounts settled through the supply chain financing programs for the nine months ended September 30, 2020 were $317 million. These programs did not significantly improve our cash provided by operating activities or free cash flow for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
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

Outstanding Indebtedness

At September 30, 2020 and December 31, 2019, our total debt outstanding consisted of the amounts set forth in the following table.

(In millions)	September 30, 2020	December 31, 2019
Short-term borrowings	$7.4	$98.9
Current portion of long-term debt	21.8	16.7
Total current debt	29.2	115.6
Total long-term debt, less current portion(1)	3,710.1	3,698.6
Total debt	3,739.3	3,814.2
Less: Cash and cash equivalents	(316.8)	(262.4)
Net Debt	$3,422.5	$3,551.8

(1)Amounts shown are net of unamortized discounts and debt issuance costs of $21 million as September 30, 2020 and $25 million as of December 31, 2019. See Note 14, “Debt and Credit Facilities” for further details.
Analysis of Historical Cash Flow

The following table shows the changes in our Condensed Consolidated Statements of Cash Flows during the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
(In millions)	2020	2019	Change
Net cash provided by operating activities	$410.2	$251.2	$159.0
Net cash used in investing activities	(101.1)	(615.4)	514.3
Net cash (used in) provided by financing activities	(217.1)	295.4	(512.5)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(37.6)	(2.9)	(34.7)

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(In millions)	2020	2019	Change
Cash flow provided by operating activities	$410.2	$251.2	$159.0
Capital expenditures	(118.3)	(141.6)	23.3
Non-U.S. GAAP free cash flow	$291.9	$109.6	$182.3
Operating Activities
Nine Months Ended September 30, 2020 Compared with the Same Period in 2019
Net cash provided by operating activities was $410 million in the nine months ended September 30, 2020, compared to $251 million in 2019. The increase in cash provided by operating activities was primarily driven by higher earnings and adjustments to reconcile net earnings to net cash provided by operating activities (“non-cash adjustments”) recorded in 2020 compared to the same period in 2019. Net earnings plus non-cash adjustments was a source of cash of $539 million in 2020 compared to $331 million in the nine months ended September 30, 2019. Depreciation and amortization, including share-based incentive compensation, and profit sharing expense was $182 million in the current year compared to $147 million in the prior year due to higher depreciation and amortization from our Automated acquisition and higher incentive compensation on performance-based metrics.
Higher cash flow generated by increased year over year net earnings plus non-cash adjustments were partially offset by the impact of other assets and liabilities, which was a use of cash of $58 million in the nine months ended September 30, 2020, compared to a source of cash of $2 million in the prior year. Year-over-year changes in our restructuring accrual and uncertain tax position liability had an unfavorable impact to cash flow provided by operating activities of $21 million and $35 million, respectively. Additionally, higher cash contributions to our global pension plans and payments associated with the deferred incentive compensation plan for Automated's European employees resulted in higher cash outflow but were partially offset by increases to payroll tax and Value Added Tax (VAT) accruals.
Cash used by our working capital accounts (inventories, trade receivables and accounts payable) was $127 million in the nine months ended September 30, 2020, compared to $103 million in the prior year. An increase in cash used for inventory was driven by a purposeful build in the second quarter 2020 for contingency planning against the risk of raw material shortages or supply disruptions resulting from the COVID-19 pandemic. The year over year changes in trade receivables and accounts payable were largely to due timing of cash receipts and payments.
Cash generated from customer advance payments increased approximately $4 million in the current year, as the Company focuses on advancing automation and equipment sales.
Investing Activities
Nine Months Ended September 30, 2020 Compared with the Same Period in 2019
Net cash used in investing activities was $101 million in the nine months ended September 30, 2020 compared to $615 million used in the nine months ended September 30, 2019. The change was primarily due to the prior year acquisition of Automated which represented a cash outflow of $446 million. Additionally, capital expenditures were $23 million lower during the nine months ended September 30, 2020 compared to the prior year, as the Company prioritized investments. The maturity of cash deposits with maturities greater than 90 days (marketable securities) and subsequent conversion to cash equivalents generated $13 million in the current year compared to a use of cash of $10 million in the nine months ended September 30, 2019 related to the purchase of time deposits.
Financing Activities
Nine Months Ended September 30, 2020 Compared with the Same Period in 2019
Net cash used in financing activities was $217 million in the nine months ended September 30, 2020, compared to $295 million provided by financing activities in 2019. The change was primarily due to $475 million of proceeds from long term debt in 2019 related to the acquisition of Automated and higher payments on short-term borrowings of $79 million in the current year. Payments on short-term borrowings represents the repayment of amounts outstanding on our credit facility. This was partially offset by a reduction in share repurchases, which were $20 million in the nine months ended September 30, 2020 compared to $67 million for the nine months ended September 30, 2019.
Changes in Working Capital

(In millions)	September 30, 2020	December 31, 2019	Change
Working capital (current assets less current liabilities)	$354.2	$127.8	$226.4
Current ratio (current assets divided by current liabilities)	1.3x	1.1x
Quick ratio (current assets, less inventories divided by current liabilities)	0.8x	0.7x

The $226 million, or 177%, increase in working capital in the nine months ended September 30, 2020 was primarily due to a $92 million decrease in short-term borrowings, a $61 million increase in inventory, a $54 million increase in cash and cash equivalents and a $33 million decrease in other current liabilities, partially offset by a $31 million increase in income taxes payable, primarily on the US income tax accrual. The decrease in short-term borrowings was primarily driven by the credit facility which did not have an outstanding balance as of September 30, 2020. The inventory increase was driven by a purposeful build in the second quarter 2020 for contingency planning against the risk of raw material shortages or supply disruptions resulting from the COVID-19 pandemic as well as some seasonality in our inventory balance between year-end and the third quarter. The decrease in other current liabilities reflects the settlement of performance-based compensation, profit sharing, volume rebate accruals and certain claims, partially offset by current period accruals.
Changes in Stockholders’ Equity (Deficit)
The $221 million, or 113%, increase in stockholders’ equity (deficit) in the nine months ended September 30, 2020 was primarily due to the following:
•net earnings of $361 million;
•stock issued for profit sharing contribution paid in stock of $24 million;
•the effect of share-based incentive compensation of $21 million, including the impact of share-based compensation expense and netting of shares to cover the employee tax withholding amounts; and
•recognition of pension items of $4 million.
These increases were partially offset by:
•cumulative translation adjustment of $78 million;
•dividends paid on our common stock of $75 million;
•repurchases of common stock of $20 million; and
•unrealized losses on derivative instruments of $16 million.
We repurchased 0.5 million shares of our common stock during the nine months ended September 30, 2020 for $20 million. See Note 20, “Stockholders’ Equity (Deficit)” for further details.
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
Foreign Currency Forward Contracts
At September 30, 2020, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
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
Interest Rates

From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At September 30, 2020, we had no outstanding interest rate swaps or collars.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 15, “Derivatives and Hedging Activities” of the Notes to Condensed Consolidated Financial Statements under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 16, “Fair Value Measurements and Other Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $49 million in the fair value of the total debt balance at September 30, 2020. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
Foreign Exchange Rates
Operations
As a large global organization, we face exposure to changes in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact our financial condition and results of operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above for the impacts that foreign currency translation had on our operations.
Current Economic Environment
The economic conditions resulting from COVID-19 have created significant volatility in global foreign currency exchange rates, particularly late in the first quarter 2020. Foreign currency exchange rates between the US Dollar and currencies of emerging markets were more acutely impacted. In addition to the currencies discussed below, the Mexican Peso has exposed us to heightened levels of foreign currency exchange risks. Total sales in Mexico represented approximately 3% of our consolidated net sales for the nine months ended September 30, 2020, and our Mexican subsidiaries had a negative cumulative translation adjustment balance of $23 million.

Argentina
Economic events in Argentina, including the default on some of its international debt obligations, have exposed us to heightened levels of foreign currency exchange risks. Despite some recent debt restructuring, fluctuations in foreign exchange rates on the Argentine Peso continue to impact our financial results. As of July 1, 2018, Argentina was designated as a highly inflationary economy. For the three and nine months ended September 30, 2020 and 2019, we recognized a net foreign currency exchange loss of $1 million and $3 million, respectively, in foreign currency exchange loss due to highly inflationary economies on the Condensed Consolidated Statements of Operations, related to the designation of Argentina as a highly inflationary economy under U.S. GAAP. See Note 1, "Organization and Basis of Presentation," of the Notes to Condensed Consolidated Financial Statements for additional information. As of September 30, 2020, approximately 1% of our consolidated net sales were derived from products sold in Argentina, and our net assets include $11 million of cash and cash equivalents in Argentina. Also, as of September 30, 2020, our Argentina subsidiaries had a negative cumulative translation adjustment balance of $24 million.

Russia
The U.S. and the European Union (EU) have imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities. Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products. These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however, they may limit the amount of future business the Company does with customers involved in activities in Russia. However, as of September 30, 2020, we do not anticipate these events will have a material impact to our 2020 result of operations. As of September 30, 2020, approximately 2% of our consolidated net sales were derived from products sold in Russia, and our net assets include $22 million of cash and cash equivalents in Russia. Also, as of September 30, 2020, our Russian subsidiaries had a negative cumulative translation adjustment balance of $42 million.
Brazil
Recent economic events in Brazil, including the decrease in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of September 30, 2020, we do not anticipate these events will have a material impact on our 2020 results of operations. As of September 30, 2020, approximately 2% of our consolidated net sales were derived from products sold in Brazil, and net assets include $13 million of cash and cash equivalents in Brazil. Also, as of September 30, 2020, our Brazil subsidiaries had a negative cumulative translation adjustment balance of $65 million.

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
As of September 30, 2020, we do not anticipate the above events will have a material impact on our 2020 results of operations. As of September 30, 2020, approximately 3% of our consolidated net sales were derived from products sold in the UK and our net assets include $5 million of cash and cash equivalents in the UK. Also, as of September 30, 2020, our UK subsidiaries had a negative cumulative translation adjustment balance of $26 million.
Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at September 30, 2020 would have caused us to pay approximately $29 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

Our foreign currency forward contracts are described in Note 15, “Derivatives and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference.

Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The change in the translated value of the debt was $15 million, net of tax as of September 30, 2020 and is reflected in long-term debt on our Condensed Consolidated Balance Sheets.

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
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $517 million at September 30, 2020 and $500 million at December 31, 2019.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On November 1, 2019, purported Company stockholder UA Local 13 & Employers Group Insurance Fund filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers. On June 4, 2020, the complaint was amended to remove all individual defendants other than the Company’s former CFO and to add a plaintiff, and on July 13, 2020, the complaint was further amended to identify a total of four plaintiffs. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the Company’s hiring of Ernst & Young LLP as its independent auditors and concerning the Company’s corporate policies and procedures. The plaintiffs seek to represent a class of purchasers of the Company’s common stock between November 17, 2014 and June 20, 2019. The complaint seeks, among other things, unspecified compensatory damages, including interest, and attorneys’ fees and costs. On September 4, 2020, the Company filed a motion to dismiss the complaint, and after briefing the motion, will await a decision by the court.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)     Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended September 30, 2020, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of June 30, 2020				$707,648,181
July 1, 2020 through July 31, 2020	—	$—	—	707,648,181
August 1, 2020 through August 31, 2020	1,343	$—	—	707,648,181
September 1, 2020 through September 30, 2020	522,524	$38.37	521,498	687,637,375
Total	523,867		521,498	$687,637,375

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

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column (a)
	(a)	(b)
July 2020	—	$—
August 2020	1,343	$38.75
September 2020	1,026	$38.52
Total	2,369

Item 6.  Exhibits

Exhibit Number	Description
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

31.1	Certification of Edward L. Doheny II pursuant to Rule 13a-14(a), dated October 28, 2020.
31.2	Certification of James M. Sullivan pursuant to Rule 13a-14(a), dated October 28, 2020.
32	Certification of Edward L. Doheny II and James M. Sullivan pursuant to 18 U.S.C. § 1350, dated October 28, 2020.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: October 28, 2020	By:	/S/ JAMES M. SULLIVAN
James M. Sullivan
Senior Vice President and Chief Financial Officer (Duly Authorized Officer)