Form 10-Q
period 2021-03-31
SEALED AIR CORP/DE
filed 2021-05-04
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 151,989,913 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of April 30, 2021.

2

Cautionary Notice Regarding Forward-Looking Statements
This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition, results of operations or cash flows. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipate,” “believe,” “plan,” “assume,” “could,” “should,” “estimate,” “expect,” “intend,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, expectations regarding the results of restructuring and other programs, anticipated levels of capital expenditures and expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings.
The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: global economic and political conditions, currency translation and devaluation effects, changes in raw material pricing and availability, competitive conditions, the success of new product offerings, consumer preferences, the effects of animal and food-related health issues, the effects of epidemics or pandemics, including the Coronavirus Disease 2019 (COVID-19), changes in energy costs, environmental matters, the success of our restructuring activities, the success of our merger, acquisition and equity investment strategies, the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts, changes in our credit ratings, the tax benefit associated with the Settlement agreement (as defined in Note 17 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report), regulatory actions and legal matters, and the other information referenced in Part I, Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC, and in any of our subsequent SEC filings. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In USD millions, except share and per share data)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$370.0	$548.7
Trade receivables, net of allowance for credit losses of $11.4 in 2021 and $11.7 in 2020	584.2	541.0
Income tax receivables	33.5	71.2
Other receivables	72.5	69.5
Inventories, net of inventory reserves of $22.9 in 2021 and $21.1 in 2020	652.3	596.7
Current assets held for sale	—	0.3
Prepaid expenses and other current assets	47.0	54.1
Total current assets	1,759.5	1,881.5
Property and equipment, net	1,177.5	1,189.7
Goodwill	2,217.2	2,222.6
Identifiable intangible assets, net	164.2	171.0
Deferred taxes	172.9	187.1
Operating lease right-of-use-assets	70.2	76.1
Other non-current assets	357.2	355.8
Total assets	$5,918.7	$6,083.8
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$8.8	$7.2
Current portion of long-term debt	22.1	22.3
Current portion of operating lease liabilities	23.8	24.3
Accounts payable	814.0	754.2
Accrued restructuring costs	8.3	12.2
Income tax payable	25.9	19.9
Other current liabilities	423.5	527.3
Total current liabilities	1,326.4	1,367.4
Long-term debt, less current portion	3,706.6	3,731.4
Long-term operating lease liabilities, less current portion	48.3	53.2
Deferred taxes	32.0	31.0
Other non-current liabilities	704.0	728.3
Total liabilities	5,817.3	5,911.3
Commitments and contingencies - Note 17
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2021 and 2020	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 232,432,336 in 2021 and 231,958,083 in 2020; shares outstanding: 151,998,585 in 2021 and 154,889,772 in 2020	23.2	23.2
Additional paid-in capital	2,090.8	2,093.0
Retained earnings	2,485.6	2,400.7
Common stock in treasury, 80,433,751 shares in 2021 and 77,068,311 shares in 2020	(3,528.6)	(3,380.9)
Accumulated other comprehensive loss, net of taxes	(969.6)	(963.5)
Total stockholders’ equity	101.4	172.5
Total liabilities and stockholders’ equity	$5,918.7	$6,083.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In USD millions, except per share data)	2021	2020
Net sales	$1,267.1	$1,173.9
Cost of sales	866.0	783.4
Gross profit	401.1	390.5
Selling, general and administrative expenses	188.9	194.1
Amortization expense of intangible assets	9.7	9.0
Restructuring charges	—	0.6
Operating profit	202.5	186.8
Interest expense, net	(43.1)	(44.4)
Other income, net	1.0	4.8
Earnings before income tax provision	160.4	147.2
Income tax provision	54.6	32.7
Net earnings from continuing operations	105.8	114.5
Gain on sale of discontinued operations, net of tax	4.3	12.1
Net earnings	$110.1	$126.6
Basic:
Continuing operations	$0.68	$0.74
Discontinued operations	0.03	0.08
Net earnings per common share - basic	$0.71	$0.82
Diluted:
Continuing operations	$0.68	$0.74
Discontinued operations	0.03	0.08
Net earnings per common share - diluted	$0.71	$0.82
Weighted average number of common shares outstanding:
Basic	154.1	154.5
Diluted	155.4	154.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2021			2020
(In USD millions)	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings			$110.1			$126.6
Other comprehensive income (loss):
Recognition of pension items	$1.7	$(1.9)	(0.2)	$1.3	$(0.3)	1.0
Unrealized gains on derivative instruments for net investment hedge	23.3	(5.8)	17.5	6.0	(1.5)	4.5
Unrealized gains on derivative instruments for cash flow hedge	2.6	(0.8)	1.8	6.1	(1.6)	4.5
Foreign currency translation adjustments	(25.2)	—	(25.2)	(114.2)	(5.1)	(119.3)
Other comprehensive income (loss)	$2.4	$(8.5)	(6.1)	$(100.8)	$(8.5)	(109.3)
Comprehensive income, net of taxes			$104.0			$17.3

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

(In USD millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2020	$23.2	$2,093.0	$2,400.7	$(3,380.9)	$(963.5)	$172.5
Effect of share-based incentive compensation	—	(2.4)	—	—	—	(2.4)
Stock issued for profit sharing contribution paid in stock	—	0.2	—	27.8	—	28.0
Repurchases of common stock	—	—	—	(175.5)	—	(175.5)
Recognition of pension items, net of taxes	—	—	—	—	(0.2)	(0.2)
Foreign currency translation adjustments	—	—	—	—	(25.2)	(25.2)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	19.3	19.3
Net earnings	—	—	110.1	—	—	110.1
Dividends on common stock ($0.16 per share)	—	—	(25.2)	—	—	(25.2)
Balance at March 31, 2021	$23.2	$2,090.8	$2,485.6	$(3,528.6)	$(969.6)	$101.4

Balance at December 31, 2019	$23.2	$2,073.5	$1,998.5	$(3,382.4)	$(909.0)	$(196.2)
Effect of share-based incentive compensation	—	(2.2)	—	—	—	(2.2)
Stock issued for profit sharing contribution paid in stock	—	(11.7)	—	36.1	—	24.4
Recognition of pension items, net of taxes	—	—	—	—	1.0	1.0
Foreign currency translation adjustments	—	—	—	—	(119.3)	(119.3)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	9.0	9.0
Net earnings	—	—	126.6	—	—	126.6
Dividends on common stock ($0.16 per share)	—	—	(25.2)	—	—	(25.2)
Balance at March 31, 2020	$23.2	$2,059.6	$2,099.9	$(3,346.3)	$(1,018.3)	$(181.9)

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In USD millions)	2021	2020
Net earnings	$110.1	$126.6
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	45.5	43.1
Share-based incentive compensation	11.1	8.9
Profit sharing expense	5.8	6.0
Provisions for bad debt	0.7	1.1
Provisions for inventory obsolescence	3.2	1.8
Deferred taxes, net	0.9	3.5
Net gain on sale of business	(2.2)	(12.2)
Other non-cash items	3.4	2.8
Changes in operating assets and liabilities:
Trade receivables, net	(56.0)	(33.6)
Inventories, net	(70.9)	(27.6)
Accounts payable	69.3	0.3
Customer advance payments	2.6	5.3
Income tax receivable/payable	44.4	23.1
Other assets and liabilities	(88.0)	(108.1)
Net cash provided by operating activities	$79.9	$41.0
Cash flows from investing activities:
Capital expenditures	(43.9)	(48.7)
Receipts associated with sale of business and property and equipment	0.6	9.3
Payments associated with debt investments	(6.0)	—
Investment in marketable securities	—	12.2
Settlement of foreign currency forward contracts	8.2	2.5
Other investing activities	0.1	—
Net cash used in investing activities	$(41.0)	$(24.7)
Cash flows from financing activities:
Net proceeds of short-term borrowings	1.7	69.4
Payments of long-term debt	(2.8)	—
Dividends paid on common stock	(25.8)	(25.7)
Impact of tax withholding on share-based compensation	(13.7)	(11.2)
Repurchases of common stock	(177.1)	—
Principal payments related to financing leases	(2.6)	(3.0)
Net cash (used in) provided by financing activities	$(220.3)	$29.5
Effect of foreign currency exchange rate changes on cash and cash equivalents	$2.7	$(33.6)
Cash Reconciliation:
Cash and cash equivalents	548.7	262.4
Restricted cash and cash equivalents	—	—
Balance, beginning of period	$548.7	$262.4
Net change during the period	(178.7)	12.2
Cash and cash equivalents	370.0	274.6
Restricted cash and cash equivalents	—	—
Balance, end of period	$370.0	$274.6
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$43.3	$50.0
Income tax (refunds) payments, net	$(1.6)	$15.9
Restructuring payments including associated costs	$5.0	$25.7
Non-cash items:
Transfers of shares of common stock from treasury for profit-sharing contributions	$28.0	$24.4
See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 Organization and Basis of Presentation
Organization
We are a leading global provider of packaging materials, equipment and services. Our portfolio of packaging solutions includes CRYOVAC® brand food packaging, SEALED AIR® brand protective packaging, AUTOBAG® brand automated packaging, BUBBLE WRAP® brand packaging and SEETM Automation solutions. Our packaging solutions are sold to an array of end markets including protein, foods, fluids, medical and life sciences, pet care, eCommerce and logistics, and industrials. Sealed Air provides solutions integrating packaging materials, automated equipment, and services, which enable our customers to automate, reduce waste, simplify processes, and remove people from harm's way. We are investing in innovations that bring the industry toward a more sustainable future while providing food safety and security and product protection. We have established leading market positions through our differentiated materials, equipment and services, iconic brands, well-established customer relationships and global scale and market access.
We conduct substantially all of our business through two wholly-owned subsidiaries, Cryovac, LLC and Sealed Air Corporation (US). Throughout this report, when we refer to “Sealed Air,” the “Company,” “we,” “our,” or “us,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise.
Basis of Presentation
Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our Condensed Consolidated Balance Sheet as of March 31, 2021 and our Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 have been made. The results set forth in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Some prior period amounts, including the geographic regions described below, have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our condensed consolidated financial condition, results of operations or cash flows. All amounts are in millions, except per share amounts, and approximate due to rounding. All amounts are presented in U.S. dollar, unless otherwise specified.
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
We are responsible for the unaudited Condensed Consolidated Financial Statements and notes included in this report. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Form 10-K”) and with the information contained in our other publicly-available filings with the SEC.
When we cross reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.
There were no significant changes to our significant accounting policies disclosed in “Note 2 – Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 25, 2021.
As of January 1, 2021, we consolidated the reporting of the North America and South America geographic regions, which are now collectively presented as Americas within Note 3, “Revenue Recognition, Contracts with Customers” and Note 5, “Segments.” No changes were made to EMEA or APAC. This change has no impact on our prior period consolidated results and is only the aggregation of the previously bifurcated continents. Where applicable, prior periods have been retrospectively adjusted to reflect the new geographic regions.
Impact of Inflation and Currency Fluctuation
Argentina
Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in net foreign exchange transaction loss, within Other income, net on the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2021 and 2020, the Company recorded a $1.4 million and $0.9 million remeasurement loss, respectively.
Note 2 Recently Adopted and Issued Accounting Standards
Recently Adopted Accounting Standards
In January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”). ASU 2021-01 provides temporary optional expedients and exceptions to certain guidance in U.S. GAAP to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The guidance is effective upon issuance, on January 7, 2021, and can be applied through December 31, 2022. This update did not have a material impact on the Company's Condensed Consolidated Financial Statements.
In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323) and Derivatives and Hedging (Topic 815) - Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”). ASU 2020-01 makes improvements related to accounting for certain equity securities when the equity method of accounting is applied or discontinued and provides scope considerations related to forward contracts and purchased options on certain securities. The Company adopted ASU 2020-01 on January 1, 2021. The adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes, enacted change in tax laws or rates and clarifies the accounting transactions that result in a step-up in the tax basis of goodwill. The Company adopted ASU 2019-12 on January 1, 2021. The adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements.
Note 3 Revenue Recognition, Contracts with Customers
Description of Revenue Generating Activities
We employ sales, marketing and customer service personnel throughout the world who sell and market our systems, products and services to and/or through a large number of distributors, fabricators, converters, eCommerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, food service businesses, supermarket retailers, pharmaceutical companies, healthcare facilities, medical device manufacturers, and other manufacturers.
As discussed in Note 5, “Segments,” our reporting segments are Food and Protective. Our Food applications are largely sold directly to end customers, while our Protective products are sold through business supply distributors and directly to the end customer.
Food:
Food solutions are sold to perishable food processors in fresh red meat, smoked and processed meats, poultry, seafood, plant-based and dairy (solid and liquids) markets worldwide. Food offers integrated packaging materials and automated equipment solutions to increase food safety, extend shelf life, automate processes and optimize total cost. Its materials, automated equipment and service enables customers to reduce costs and enhance their brands in the marketplace.
Food solutions are utilized by food service businesses (such as restaurants and entertainment venues) (“food service”) and food retailers (such as grocery stores and supermarkets) (“food retail”), among others. Solutions serving the food service market include products such as barrier bags and pouches, and are primarily marketed under the CRYOVAC® trademark and other highly recognized trade names including CRYOVAC® brand Barrier Bags, CRYOVAC® brand Form-Fill-Seal Films, and CRYOVAC® brand Auto Pouch System. Solutions serving the food retail market include products such as barrier bags, film, and trays, and are primarily marketed under the CRYOVAC® trademark and other highly recognized trade names including CRYOVAC® brand Grip & TearTM, CRYOVAC® brand Darfresh®, OptiDure™, Simple Steps®, and CRYOVAC® brand Barrier Bags.
Protective:
Protective packaging solutions are utilized across many global markets to protect goods during transit and are especially valuable to eCommerce, consumer goods, pharmaceutical and medical devices and industrial manufacturing. Protective solutions are designed to increase our customers' packaging velocity, minimize packaging waste, reduce labor dependencies and address dimensional weight challenges.
Protective solutions are sold through a strategic network of distributors as well as directly to our customers, including, but not limited to, fabricators, original equipment manufacturers, contract manufacturers, logistics partners and eCommerce/fulfillment operations. Protective solutions are marketed under SEALED AIR® brand, BUBBLE WRAP® brand, AUTOBAG® brand and other highly recognized trade names and product families including BUBBLE WRAP® brand inflatable packaging, SEALED AIR® brand performance shrink films, AUTOBAG® brand bagging systems, Instapak® polyurethane foam packaging solutions and Korrvu® suspension and retention packaging. In addition, we provide temperature assurance packaging solutions under the KevothermalTM and TempGuardTM brands.
Revenue Recognition
Revenue from contracts with customers is recognized upon transfer of control to the customer. Revenue for materials and equipment sales is recognized based on shipping terms, which is the point in time the customer obtains control of the promised goods. Maintenance revenue is recognized straight-line on the basis that the level of effort is consistent over the term of the contract.
The transaction price is allocated to each standalone performance obligation in the contract based on observable selling prices or one of the following three methods: an adjusted market assessment approach, expected cost plus a margin approach, or residual approach. We include in the transaction price some or all of an amount of variable consideration estimated to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. Revenue recognized for the three months ended March 31, 2021 and 2020 from performance obligations satisfied in previous reporting periods was a reduction of $0.2 million and an increase of $1.0 million, respectively.
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
Disaggregated Revenue
For the three months ended March 31, 2021 and 2020, revenues from contracts with customers summarized by Segment and Geography were as follows:

	Three Months Ended March 31, 2021
(In millions)	Food	Protective	Total
Americas	$434.8	$348.1	$782.9
EMEA	151.9	128.5	280.4
APAC	109.9	86.8	196.7
Topic 606 Segment Revenue	696.6	563.4	1,260.0
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	5.6	1.5	7.1
Total	$702.2	$564.9	$1,267.1

	Three Months Ended March 31, 2020
(In millions)	Food	Protective	Total
Americas	$450.6	$311.9	$762.5
EMEA	141.7	103.5	245.2
APAC	93.9	66.7	160.6
Topic 606 Segment Revenue	686.2	482.1	1,168.3
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	4.1	1.5	5.6
Total	$690.3	$483.6	$1,173.9

Contract Balances
The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned, with the exception of equipment accruals. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the materials transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and when the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The following contract assets and liabilities are included within Prepaid expenses and other current assets, Other current liabilities, or Other non-current liabilities in our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020:

(In millions)	March 31, 2021	December 31, 2020
Contract assets	$1.3	$1.4
Contract liabilities	$18.6	$20.3
The contract liability balances represent deferred revenue, primarily related to equipment accruals. Revenue recognized in the three months ended March 31, 2021 and 2020 that was included in the contract liability balance at the beginning of the period was $5.8 million and $4.9 million, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.
Remaining Performance Obligations
The following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of March 31, 2021, as well as the expected timing of recognition of that transaction price.

(In millions)	March 31, 2021	December 31, 2020
Short-Term (12 months or less)(1)	$15.9	$7.3
Long-Term	2.7	13.0
Total transaction price	$18.6	$20.3

(1) The table above does not include the transaction price of any remaining performance obligations that are part of the contracts with expected durations of one year or less.

Note 4 Leases
Lessor
Sealed Air has contractual obligations as a lessor with respect to some of our equipment solutions including 'free on loan' equipment and leased equipment, both sales-type and operating. The consideration in a contract that contains both lease and non-lease components is allocated based on the standalone selling price.
Our contractual obligations for operating leases can include termination and renewal options. Our contractual obligations for sales-type leases tend to have fixed terms and can include purchase options. We utilize the reasonably certain threshold criteria in determining which options our customers will exercise.
All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our lease receivable balances at March 31, 2021 and December 31, 2020 were as follows:

(in millions)	March 31, 2021	December 31, 2020
Short-Term (12 months or less)	$5.3	$5.4
Long-Term	11.2	11.9
Total lease receivables (Sales-type and Operating)	$16.5	$17.3
Lessee
Sealed Air has contractual obligations as a lessee with respect to warehouses, offices, manufacturing facilities, IT equipment, automobiles, and material production equipment.
The following table details our lease obligations included in our Condensed Consolidated Balance Sheets.

(in millions)	March 31, 2021	December 31, 2020
Other non-current assets:
Finance leases - ROU assets	$56.2	$58.2
Finance leases - Accumulated depreciation	(22.3)	(22.6)
Operating lease right-of-use-assets:
Operating leases - ROU assets	129.1	127.4
Operating leases - Accumulated depreciation	(58.9)	(51.3)
Total lease assets	$104.1	$111.7
Current portion of long-term debt:
Finance leases	$(10.3)	(10.5)
Current portion of operating lease liabilities:
Operating leases	(23.8)	(24.3)
Long-term debt, less current portion:
Finance leases	(22.4)	(23.9)
Long-term operating lease liabilities, less current portion:
Operating leases	(48.3)	(53.2)
Total lease liabilities	$(104.8)	$(111.9)

At March 31, 2021, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(in millions)	Finance leases	Operating leases
Remainder of 2021	$9.1	$20.2
2022	9.1	20.3
2023	4.5	14.1
2024	2.3	9.1
2025	1.9	6.4
Thereafter	11.9	11.0
Total lease payments	38.8	81.1
Less: Interest	(6.1)	(9.0)
Present value of lease liabilities	$32.7	$72.1
The following lease cost is included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2021	2020
Lease cost(1)
Finance leases
Amortization of ROU assets	$2.6	$2.7
Interest on lease liabilities	0.4	0.5
Operating leases	7.7	8.1
Short-term lease cost	1.1	0.9
Variable lease cost	1.9	1.6
Total lease cost	$13.7	$13.8

(1) With the exception of Interest on lease liabilities, we record lease costs to Cost of sales or Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations, depending on the use of the leased asset. Interest on lease liabilities is recorded to Interest expense, net on the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
(in millions)	2021	2020
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$1.8	$1.4
Operating cash flows - operating leases	$8.0	$8.8
Financing cash flows - finance leases	$2.6	$3.0

ROU assets obtained in exchange for new finance lease liabilities	$1.1	$3.4
ROU assets obtained in exchange for new operating lease liabilities	$2.4	$3.3

	Three Months Ended March 31,
	2021	2020
Weighted average information:
Finance leases
Remaining lease term (in years)	6.1	6.2
Discount rate	4.8%	5.0%
Operating leases
Remaining lease term (in years)	4.5	4.8
Discount rate	5.0%	5.1%

Note 5 Segments
The Company’s segment reporting structure consists of two reportable segments as follows and a Corporate category:
•Food; and
•Protective.
The Company’s Food and Protective segments are considered reportable segments under ASC Topic 280. Our reportable segments are aligned with similar groups of products. Corporate includes certain costs that are not allocated to the reportable segments. The Company evaluates performance of the reportable segments based on the results of each segment. The performance metric used by the Company's chief operating decision maker to evaluate performance of our reportable segments is Segment Adjusted EBITDA. The Company allocates expense to each segment based on various factors including direct usage of resources, allocation of headcount, allocation of software licenses or, in cases where costs are not clearly delineated, costs may be allocated on portion of either net trade sales or an expense factor such as cost of goods sold.
We allocate and disclose depreciation and amortization expense to our segments, although depreciation and amortization are not included in the segment performance metric Segment Adjusted EBITDA. We also allocate and disclose restructuring charges and impairment of goodwill and other intangible assets by segment, although they are not included in the segment performance metric Segment Adjusted EBITDA since restructuring charges and impairment of goodwill and other intangible assets are categorized as Special Items (as identified below). The accounting policies of the reportable segments and Corporate are the same as those applied to the Condensed Consolidated Financial Statements.
The following tables show Net Sales and Segment Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
(In millions)	2021	2020
Net Sales:
Food	$702.2	$690.3
As a % of Total Company net sales	55.4%	58.8%
Protective	564.9	483.6
As a % of Total Company net sales	44.6%	41.2%
Total Company Net Sales	$1,267.1	$1,173.9

	Three Months Ended March 31,
(In millions)	2021	2020
Segment Adjusted EBITDA:
Food Adjusted EBITDA	$156.9	$156.3
Food Adjusted EBITDA Margin	22.3%	22.6%
Protective Adjusted EBITDA	109.9	92.8
Protective Adjusted EBITDA Margin	19.5%	19.2%
Segment Adjusted EBITDA	$266.8	$249.1
The following table shows a reconciliation of Segment Adjusted EBITDA to Earnings before income tax provision:

	Three Months Ended March 31,
(In millions)	2021	2020
Food Adjusted EBITDA	$156.9	$156.3
Protective Adjusted EBITDA	109.9	92.8
Corporate Adjusted EBITDA	1.4	4.1
Interest expense, net	(43.1)	(44.4)
Depreciation and amortization(1)	(56.9)	(51.5)
Special Items:
Restructuring charges(2)	—	(0.6)
Other restructuring associated costs(3)	(5.3)	(4.0)
Foreign currency exchange loss due to highly inflationary economies	(1.4)	(0.9)
Charges related to acquisition and divestiture activity	(0.3)	(2.9)
Other Special Items	(0.8)	(1.7)
Pre-tax impact of Special Items	(7.8)	(10.1)
Earnings before income tax provision	$160.4	$147.2

(1)Depreciation and amortization by segment were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Food	$31.7	$29.0
Protective	25.2	22.5
Total Company depreciation and amortization(i)	$56.9	$51.5

(i)    Includes share-based incentive compensation of $11.5 million and $8.5 million for the three months ended March 31, 2021 and 2020, respectively.

(2)Restructuring charges by segment were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Food	$(0.2)	$0.3
Protective	0.2	0.3
Total Company restructuring charges	$—	$0.6
(3)Other restructuring associated costs for the three months ended March 31, 2021, primarily relate to a one-time, non-cash cumulative translation adjustment (CTA) loss recognized due to the wind-up of one of our legal entities as well as fees paid to third-party consultants in support of the Reinvent SEE business transformation. Other restructuring associated costs for the three months ended March 31, 2020, primarily relate to fees paid to third-party consultants in support of the Reinvent SEE business transformation.

Assets by Reportable Segments

The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventory, net; property and equipment, net; goodwill; intangible assets, net; and leased systems, net.

(In millions)	March 31, 2021	December 31, 2020
Assets allocated to segments:
Food	$2,039.3	$2,019.1
Protective	2,847.7	2,795.4
Total segments	4,887.0	4,814.5
Assets not allocated:
Cash and cash equivalents	$370.0	$548.7
Assets held for sale	—	0.3
Income tax receivables	33.5	71.2
Other receivables	72.5	69.5
Deferred taxes	172.9	187.1
Other	382.8	392.5
Total	$5,918.7	$6,083.8

Note 6 Inventories, net

The following table details our inventories, net:

(In millions)	March 31, 2021	December 31, 2020
Raw materials	$129.7	$113.8
Work in process	143.2	139.7
Finished goods	379.4	343.2
Total	$652.3	$596.7

Note 7 Property and Equipment, net

The following table details our property and equipment, net:

(In millions)	March 31, 2021	December 31, 2020
Land and improvements	$49.8	$50.8
Buildings	777.9	786.5
Machinery and equipment	2,521.7	2,543.5
Other property and equipment	133.5	133.5
Construction-in-progress	159.7	150.1
Property and equipment, gross	3,642.6	3,664.4
Accumulated depreciation and amortization	(2,465.1)	(2,474.7)
Property and equipment, net	$1,177.5	$1,189.7
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended March 31,
(In millions)	2021	2020
Interest cost capitalized	$1.5	$1.9
Depreciation and amortization expense for property and equipment	$35.9	$34.0

Note 8 Goodwill and Identifiable Intangible Assets, net
Goodwill
The following table shows our goodwill balances by reportable segment. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. We have not identified any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable since we performed our annual goodwill impairment test as of October 1, 2020.
Allocation of Goodwill to Reporting Segment
The following table shows our goodwill balances by reportable segment:

(In millions)	Food	Protective	Total
Gross Carrying Value at December 31, 2020	$579.7	$1,833.6	$2,413.3
Accumulated impairment(1)	(49.5)	(141.2)	(190.7)
Carrying Value at December 31, 2020	$530.2	$1,692.4	$2,222.6
Currency translation	(1.0)	(4.4)	(5.4)
Carrying Value at March 31, 2021	$529.2	$1,688.0	$2,217.2

(1)There was no change to our accumulated impairment balance during the three months ended March 31, 2021.

Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives. As of March 31, 2021, there were no impairment indicators present.

	March 31, 2021			December 31, 2020
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$103.4	$(38.2)	$65.2	$105.2	$(37.2)	$68.0
Trademarks and tradenames	31.1	(9.2)	21.9	31.3	(8.5)	22.8
Software	109.6	(75.2)	34.4	104.7	(69.7)	35.0
Technology	65.1	(33.7)	31.4	66.7	(33.0)	33.7
Contracts	13.5	(11.1)	2.4	13.6	(11.0)	2.6
Total intangible assets with definite lives	322.7	(167.4)	155.3	321.5	(159.4)	162.1
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$331.6	$(167.4)	$164.2	$330.4	$(159.4)	$171.0
The following table shows the remaining estimated future amortization expense at March 31, 2021.

Year	Amount (in millions)
Remainder of 2021	$27.6
2022	27.3
2023	20.8
2024	14.3
2025	13.8
Thereafter	51.5
Total	$155.3

Expected future cash flows associated with the Company's intangible assets are not expected to be materially affected by the Company's intent or ability to renew or extend the arrangements. Based on our experience with similar agreements, we expect to continue to renew contracts held as intangibles through the end of their remaining useful lives.
Note 9 Accounts Receivable Securitization Programs

U.S. Accounts Receivable Securitization Program
We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to a wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables to two banks and issuers of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries. Any transfers of fractional ownership interests of receivables under the U.S. receivables securitization program to the two banks and issuers of commercial paper administered by these banks are considered secured borrowings with pledge of collateral and will be classified as short-term borrowings on our Condensed Consolidated Balance Sheets. These banks do not have any recourse against the general credit of the Company. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
As of March 31, 2021, the maximum purchase limit for receivable interests was $50.0 million, subject to the availability limits described below.

The amounts available from time to time under this program may be less than $50.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of March 31, 2021, the amount available to us under the program was $50.0 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a decline in the amounts available to us under the program or termination of the program.
The program expires annually in the fourth quarter and is renewable.
European Accounts Receivable Securitization Program
We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks, and issuers of commercial paper administered by these banks. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV and are exposed to the risk of uncollectable receivables held by the SPV. Therefore, the SPV is consolidated in our Condensed Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as short-term borrowings on our Condensed Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
As of March 31, 2021, the maximum purchase limit for receivable interests was €80.0 million ($93.7 million equivalent at March 31, 2021), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of March 31, 2021, the amount available under this program before utilization was €70.7 million ($82.9 million equivalent as of March 31, 2021).
This program expires annually in the third quarter and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of March 31, 2021 and December 31, 2020, there were no outstanding borrowings under our U.S. or European programs. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. There was no interest paid for these programs for the three months ended March 31, 2021 and $0.1 million for the three months ended March 31, 2020.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at March 31, 2021.
Note 10 Accounts Receivable Factoring Agreements
The Company has entered into factoring agreements and customers' supply chain financing arrangements to sell certain trade receivables to unrelated third-party financial institutions. These programs are entered into in the normal course of business. We account for these transactions in accordance with ASC Topic 860, "Transfers and Servicing" ("ASC 860"). ASC 860 allows for the ownership transfer of accounts receivable to qualify for true-sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from Trade receivables, net on the Condensed Consolidated Balance Sheets. Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has no continuing involvement in the transferred receivables. In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold.
Gross amounts factored under this program for the three months ended March 31, 2021 and 2020 were $155.9 million and $113.8 million, respectively. The fees associated with the transfer of receivables for all programs were approximately $0.9 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.

Note 11 Restructuring Activities
For the three months ended March 31, 2021, the Company incurred $5.3 million of costs associated with our restructuring programs. These charges were primarily incurred in connection with the Company’s Reinvent SEE business transformation.
The restructuring program (“Program”) is defined as the initiatives associated with our Reinvent SEE business transformation, which is a three-year program approved by the Board of Directors in December 2018. Spend associated with our previously existing restructuring programs at the time of Reinvent SEE’s approval was substantially completed as of December 31, 2020 and is no longer included in the restructuring program totals below. The Company expects restructuring activities associated with the Program to be completed by the end of 2021.
The Board of Directors has approved cumulative restructuring spend of $190 million to $220 million for the Program. Restructuring spend is estimated to be incurred as follows:

(in millions)	Total Restructuring Program Range		Less Cumulative Spend to Date	Remaining Restructuring Spend
	Low	High		Low	High
Costs of reduction in headcount as a result of reorganization	$65	$75	$(60)	$5	$15
Other expenses associated with the Program	120	130	(88)	32	42
Total expense	$185	$205	$(148)	$37	$57
Capital expenditures	5	15	(4)	1	11
Total estimated cash cost(1)	$190	$220	$(152)	$38	$68

(1)    Total estimated cash cost excludes the impact of proceeds expected from the sale of property and equipment and foreign currency impact.
The following table details our aggregate restructuring activities incurred under the current or prior restructuring programs open at the time the expense was recorded as reflected in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In millions)	2021	2020
Other associated costs	$5.3	$4.0
Restructuring charges	—	0.6
Total charges	$5.3	$4.6
Capital expenditures	$1.2	$0.2
The aggregate restructuring accrual, spending and other activity for the three months ended March 31, 2021 and the accrual balance remaining at March 31, 2021 related to these programs were as follows:

(In millions)
Restructuring accrual at December 31, 2020	$14.3
Accrual and accrual adjustments	—
Cash payments during 2021	(3.7)
Effect of changes in foreign currency exchange rates	(0.3)
Restructuring accrual at March 31, 2021(1)	$10.3

(1)    The restructuring accrual as of March 31, 2021 includes the balance related to the Reinvent SEE business transformation, as well as an accrual of $2.2 million for a restructuring program related to recent acquisitions. We did not incur any restructuring charges related to the program associated with recent acquisitions for the three months ended March 31, 2021 and 2020, respectively.
We expect to pay $8.3 million of the accrual balance remaining at March 31, 2021 within the next twelve months. This amount is included in accrued restructuring costs on the Condensed Consolidated Balance Sheets at March 31, 2021. The remaining accrual of $2.0 million, primarily related to restructuring for recent acquisitions, is expected to be paid in periods including, and beyond, 2022. These amounts are included in other non-current liabilities on our Condensed Consolidated Balance Sheets at March 31, 2021.
One of the components of the Reinvent SEE business transformation was to enhance the operational efficiency of the Company by acting as “One SEE”. The program was approved by our Board of Directors as a consolidated program benefiting both Food and Protective, and accordingly the expected program spend by reporting segment is not available. However, of the restructuring accrual of $10.3 million as of March 31, 2021, $4.1 million was attributable to Food and $6.2 million was attributable to Protective.
Note 12 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth in the following table:

(In millions)	Interest rate	March 31, 2021	December 31, 2020
Short-term borrowings(1)		$8.8	$7.2
Current portion of long-term debt(2)		22.1	22.3
Total current debt		30.9	29.5
Term Loan A due August 2022		474.7	474.7
Term Loan A due July 2023		206.2	208.6
Senior Notes due December 2022	4.875%	423.5	423.3
Senior Notes due April 2023	5.250%	423.1	422.9
Senior Notes due September 2023	4.500%	467.1	490.2
Senior Notes due December 2024	5.125%	422.3	422.1
Senior Notes due September 2025	5.500%	397.9	397.8
Senior Notes due December 2027	4.000%	421.0	420.9
Senior Notes due July 2033	6.875%	446.1	446.0
Other(2)		24.7	24.9
Total long-term debt, less current portion(3)		3,706.6	3,731.4
Total debt(4)		$3,737.5	$3,760.9

(1)Short-term borrowings of $8.8 million and $7.2 million at March 31, 2021 and December 31, 2020, respectively, were comprised of short-term borrowings from various lines of credit.
(2)Current portion of long-term debt includes finance lease liabilities of $10.3 million and $10.5 million at March 31, 2021 and December 31, 2020, respectively. Other debt includes long-term liabilities associated with our finance leases of $22.4 million and $23.9 million at March 31, 2021 and December 31, 2020, respectively. See Note 4, "Leases," for additional information on finance and operating lease liabilities.
(3)Amounts are shown net of unamortized discounts and issuance costs of $18.9 million as of March 31, 2021 and $20.1 million as of December 31, 2020.
(4)As of March 31, 2021, our weighted average interest rate on our short-term borrowings outstanding was 2.1% and on our long-term debt outstanding was 4.4%. As of December 31, 2020, our weighted average interest rate on our short-term borrowings outstanding was 2.2% and on our long-term debt outstanding was 4.4%.
Lines of Credit
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including our revolving credit facility, and the amounts available under our accounts receivable securitization programs.

(In millions)	March 31, 2021	December 31, 2020
Used lines of credit(1)	$8.8	$7.2
Unused lines of credit	1,291.6	1,312.0
Total available lines of credit(2)	$1,300.4	$1,319.2

(1)Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.
(2)Of the total available lines of credit, $1,132.9 million was committed as of March 31, 2021.
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Our senior secured credit facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio to EBITDA. We were in compliance with the above financial covenants and limitations at March 31, 2021.
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
Net unrealized after-tax gains/losses related to cash flow hedging activities that were included in AOCL were a $2.2 million gain and a $5.0 million gain for the three months ended March 31, 2021 and 2020, respectively. The unrealized amount in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $0.8 million of net unrealized losses related to cash flow hedging activities included in AOCL will be reclassified into earnings within the next twelve months.

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

Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At March 31, 2021 and December 31, 2020, we had no outstanding interest rate swaps.

Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The decrease in the translated value of the debt was $18.8 million ($14.1 million, net of tax) as of March 31, 2021 and is reflected in AOCL on our Condensed Consolidated Balance Sheets.
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

Fair Value of Derivative Instruments
See Note 14, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.
The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow Hedge		Non-Designated as Hedging Instruments		Total
(In millions)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Derivative Assets
Foreign currency forward contracts and options	$0.9	$—	$1.4	$7.3	$2.3	$7.3
Total Derivative Assets	$0.9	$—	$1.4	$7.3	$2.3	$7.3

Derivative Liabilities
Foreign currency forward contracts	$(1.2)	$(2.8)	$(4.3)	$(4.2)	$(5.5)	$(7.0)
Total Derivative Liabilities(1)	$(1.2)	$(2.8)	$(4.3)	$(4.2)	$(5.5)	$(7.0)
Net Derivatives(2)	$(0.3)	$(2.8)	$(2.9)	$3.1	$(3.2)	$0.3

(1)Excludes €400.0 million of euro-denominated debt ($467.1 million equivalent at March 31, 2021 and $490.2 million equivalent at December 31, 2020), which is designated as a net investment hedge.
(2)The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities
(In millions)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Gross position	$2.3	$7.3	$(5.5)	$(7.0)
Impact of master netting agreements	(1.8)	(2.3)	1.8	2.3
Net amounts recognized on the Condensed Consolidated Balance Sheets	$0.5	$5.0	$(3.7)	$(4.7)

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

		Amount of (Loss) Gain Recognized in Earnings on Derivatives
	Location of (Loss) Gain Recognized on	Three Months Ended March 31,
(In millions)	Condensed Consolidated Statements of Operations	2021	2020
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$(3.4)	$1.1
Sub-total cash flow hedges		(3.4)	1.1
Fair Value Hedges:
Interest rate swaps	Interest expense, net	—	0.1
Derivatives not designated as hedging instruments:
Foreign currency forward and option contracts	Other income, net	2.2	(0.8)
Total		$(1.2)	$0.4

Note 14 Fair Value Measurements, Equity Investments and Other Financial Instruments
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
The fair value, measured on a recurring basis, of our financial instruments, using the fair value hierarchy under U.S. GAAP, are included in the table below.

	March 31, 2021
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$140.3	$140.3	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward and option contracts	$(3.2)	$—	$(3.2)	$—

	December 31, 2020
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$235.1	$235.1	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward and option contracts	$0.3	$—	$0.3	$—
Cash equivalents - Our cash equivalents consisted of bank time deposits. Since these are short-term highly liquid investments with remaining maturities of 3 months or less, they present negligible risk of changes in fair value due to changes in interest rates and are classified as Level 1 financial instruments.
Other current assets - Other current assets include primarily time deposits, greater than 90 days to maturity at time of purchase at our insurance captive and are classified as Level 1 financial instruments. There were no such items as of March 31, 2021 or December 31, 2020.
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
Foreign currency forward contracts and options are included in Prepaid expenses and other current assets and Other current liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.
Equity Investments
Sealed Air maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity investments that do not have readily determinable fair values. We do not exercise significant influence over these companies. The following carrying value of these investments were included within Other non-current assets in our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020:

(In millions)	March 31, 2021	December 31, 2020
Carrying value at the beginning of period	$25.4	$7.5
Purchases	5.7	2.6
Impairments or downward adjustments	—	—
Upward adjustments(1)	—	15.1
Currency translation on investments	(0.4)	0.2
Carrying value at the end of period	$30.7	$25.4

(1)The upward fair value adjustment in the year ended December 31, 2020 was recorded during the fourth quarter, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321.
There have been no cumulative impairments or downward adjustments on any of the equity investments above, as of March 31, 2021. The cumulative upward adjustments of the equity investments as of March 31, 2021 and December 31, 2020, was $15.1 million. There were no upward adjustments recorded to any equity investments during the three months ended March 31, 2021 and 2020.

During the fourth quarter of 2020, Sealed Air made an additional investment in one of our investees of $5.7 million, based on the balance sheet foreign exchange rate as of December 31, 2020. The equity issuance by the investee was subject to customary regulatory and statutory approval which was received during the three months ended March 31, 2021. This investment has converted to equity and is held as an equity investment valued under the measurement alternative in ASC 321 as of March 31, 2021.
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
The table below shows the carrying amounts and estimated fair values of our debt, excluding our lease liabilities.

		March 31, 2021		December 31, 2020
(In millions)	Interest rate	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A Facility due August 2022		$474.7	$474.7	$474.7	$474.7
Term Loan A Facility due July 2023(1)		217.6	217.6	220.0	220.0
Senior Notes due December 2022	4.875%	423.5	444.3	423.3	446.0
Senior Notes due April 2023	5.250%	423.1	449.5	422.9	450.8
Senior Notes due September 2023(1)	4.500%	467.1	508.2	490.2	537.5
Senior Notes due December 2024	5.125%	422.3	461.2	422.1	466.8
Senior Notes due September 2025	5.500%	397.9	437.0	397.8	446.7
Senior Notes due December 2027	4.000%	421.0	434.9	420.9	453.6
Senior Notes due July 2033	6.875%	446.1	553.3	446.0	594.4
Other borrowings(1)		11.4	11.5	8.8	9.1
Total debt(2)		$3,704.7	$3,992.2	$3,726.7	$4,099.6

(1)Includes borrowings denominated in currencies other than U.S. dollars.
(2)The carrying amount and estimated fair value of debt exclude lease liabilities.
Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, property and equipment, goodwill, intangible assets and asset retirement obligations.

Note 15 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
The following tables show the components of net periodic benefit (income) cost for our defined benefit pension plans for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit (income) cost:
Service cost	$—	$1.3	$1.3	$—	$1.1	$1.1
Interest cost	0.9	2.2	3.1	1.3	3.0	4.3
Expected return on plan assets	(2.2)	(4.7)	(6.9)	(2.2)	(5.0)	(7.2)
Amortization of net prior service cost	—	0.1	0.1	—	—	—
Amortization of net actuarial loss	0.6	1.3	1.9	0.4	1.2	1.6
Net periodic (income) cost	$(0.7)	$0.2	$(0.5)	$(0.5)	$0.3	$(0.2)
Cost of settlement	—	0.1	0.1	—	—	—
Total benefit (income) cost	$(0.7)	$0.3	$(0.4)	$(0.5)	$0.3	$(0.2)
The following table shows the components of net periodic benefit cost for our other post-retirement employee benefit plans for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In millions)	2021	2020
Components of net periodic benefit cost:
Interest cost	$0.1	$0.3
Amortization of net prior service credit and net actuarial gain	(0.1)	(0.1)
Net periodic benefit cost	$—	$0.2

Note 16 Income Taxes

U.S. Legislation

The American Rescue Plan Act of 2021 (“Rescue Act”) was signed into law on March 11, 2021. The enactment of the Rescue Act did not result in any material adjustments to our income tax provision for the three months ended March 31, 2021.
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Taxpayers may generally deduct interest up to the sum of 50% (30% limit under the 2017 Tax Act) of adjusted taxable income plus business interest income for 2019 and 2020.
The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three months ended March 31, 2021 or March 31, 2020.
In July 2020, the U.S. Department of Treasury issued final tax regulations with respect to the global intangible low-taxed income (“GILTI”) proposed tax regulations originally published in 2019. Among other changes, these regulations now permit an election to exclude from the GILTI calculation items of income which are subject to a high effective rate of foreign tax. We have adopted these final regulations and have reflected the 2021 benefit in the annual effective tax rate.
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
State income taxes, foreign earnings subject to higher tax rates and non-deductible expenses increase the Company's effective income tax rate compared to the U.S. statutory rate of 21.0%. Research and development credits decrease the Company's effective tax rate compared to the U.S. statutory rate of 21.0%.
Our effective income tax rate was 34.0% for the three months ended March 31, 2021. In addition to the above referenced items, the Company's effective income tax rate for the three months ended March 31, 2021 was unfavorably impacted by legislative and administrative changes to enacted foreign statutes.
Our effective income tax rate was 22.2% for the three months ended March 31, 2020. In addition to the above referenced items, the Company's effective income tax rate for the three months ended March 31, 2020 was positively impacted by the effective settlement of specific uncertain tax positions associated with the U.S. Internal Revenue Service (“IRS”) audit.
There was a negligible change in our valuation allowances for the three months ended March 31, 2021 and 2020.
We reported a net increase in unrecognized tax positions for the three months ended March 31, 2021 of $5.0 million, primarily related to interest accruals on existing uncertain tax positions. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax positions may increase or decrease during the next 12 months as a result of the remaining items under IRS audit for those years. We reported a net decrease in unrecognized tax positions in the three months ended March 31, 2020 of $10.0 million, primarily related to certain settlements with respect to the ongoing IRS audit for the 2011- 2014 tax years. Interest and penalties on tax assessments are included in income tax expense.
The IRS completed its field examination of the U.S. federal income tax returns for the years 2011-2014 in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow, for the 2014 taxable year, the entirety of the deduction of the approximately $1.49 billion settlement payment made pursuant to the Settlement agreement (as defined in Note 17, “Commitments and Contingencies”) and the resulting reduction of our U.S. federal tax liability by approximately $525.0 million. We continue to believe that we have meritorious defenses to the proposed disallowance and have filed a protest with the IRS. Although we expected to enter the IRS administrative appeals process in late 2020 or early 2021, upon receipt of our protest, the IRS determined that it needed additional information before transferring the matter to the IRS administrative appeals process. We have responded to requests for further information from the IRS and do not know if additional information will be requested or when the IRS will respond to our protest. At this time, we cannot predict when we will enter the IRS administrative appeals process, when such process will conclude, or the outcome of such process. It is possible that future developments in this matter could have a material impact to the uncertain tax position balances and results of operations, including cash flow, within the next twelve months.
We have no outstanding liability with respect to the one-time mandatory tax on previously deferred foreign earnings of foreign subsidiaries provision (“Transition Tax”) associated with the 2017 Tax Act.
Note 17 Commitments and Contingencies
Settlement Agreement Tax Deduction
On March 31, 1998, the Company completed a multi-step transaction (the “Cryovac transaction”) involving W.R. Grace & Co. (“Grace”) which brought the Cryovac packaging business and the former Sealed Air’s business under the common ownership of the Company. As part of that transaction, Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac transaction (including asbestos-related liabilities), other than liabilities relating to Cryovac’s operations, and agreed to indemnify the Company with respect to such retained liabilities. Beginning in 2000, we were served with a number of lawsuits alleging that the Cryovac transaction was a fraudulent transfer or gave rise to successor liability or both, and that, as a result, we were responsible for alleged asbestos liabilities of Grace and its subsidiaries. On April 2, 2001, Grace and a number of its subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In connection with Grace’s Chapter 11 case, the Bankruptcy Court granted the official committees appointed to represent asbestos claimants in Grace’s Chapter 11 case (the “Committees”) permission to pursue against the Company and its subsidiary Cryovac, Inc. fraudulent transfer, successor liability, and other claims based upon the Cryovac transaction. In November 2002, we reached an agreement in principle with the Committees to resolve all current and future asbestos-related claims made against us and our affiliates, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies, in each case, in connection with the Cryovac transaction. A definitive settlement agreement was entered into in 2003 and approved by the Bankruptcy Court in 2005

(such agreement, the "Settlement agreement"). The Settlement agreement was subsequently incorporated into the plan of reorganization for Grace (the "Plan") and the Plan was confirmed by the Bankruptcy Court in 2011 and the U.S. District Court in 2012.
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
The IRS completed its field examination of our U.S. federal income tax returns for the years 2011 through 2014 in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion settlement payments made pursuant to the Settlement agreement and the resulting reduction of our U.S. federal tax liability by approximately $525 million. We continue to believe that we have meritorious defenses to the proposed disallowance and have filed a protest with the IRS. Although we expected to enter the IRS administrative appeals process in late 2020 or early 2021, upon receipt of our protest, the IRS determined that it needed additional information before transferring the matter to the IRS administrative appeals process. We have responded to requests for further information from the IRS and do not know if additional information will be requested or when the IRS will respond to our protest. At this time, we cannot predict when we will enter the IRS administrative appeals process, when such process will conclude, or the outcome of such process. It is possible that future developments in this matter could have a material impact on the uncertain tax position balances and results of operations, including cash flows, within the next twelve months.
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
Guarantees and Indemnification Obligations
We are a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:
•indemnities in connection with the sale of businesses, primarily related to the sale of Diversey in 2017. Our indemnity obligations under the relevant agreements may be limited in terms of time, amount or scope. As it relates to certain income tax related liabilities, the relevant agreements may not provide any cap for such liabilities, and the period in which we would be liable would lapse upon expiration of the statute of limitation for assessment of the underlying taxes. Because of the conditional nature of these obligations and the unique facts and circumstances involved in each particular agreement, we are unable to reasonably estimate the potential maximum exposure associated with these items;
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
As of March 31, 2021, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.
Other Matters
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.
Note 18 Stockholders’ Equity
Repurchase of Common Stock
On May 2, 2018, the Board of Directors increased the total authorization to repurchase the Company's issued and outstanding stock to $1.0 billion. This current program has no expiration date and replaced all previous authorizations.
During the three months ended March 31, 2021, we repurchased 3,925,034 shares, for approximately $175.4 million, with an average share price of $44.70. Cash outlay for share repurchases during the three months ended March 31, 2021 also includes $1.6 million for 35,100 shares purchased in the fourth quarter 2020 and settled in the first quarter 2021.
These repurchases were made under open market transactions, including through plans complying with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and pursuant to the share repurchase program previously authorized by our Board of Directors.
We did not repurchase any shares during the three months ended March 31, 2020.
Dividends
On February 11, 2021, our Board of Directors declared a quarterly cash dividend of $0.16 per common share, or $24.7 million, which was paid on March 19, 2021, to stockholders of record at the close of business on March 5, 2021.
The dividends paid in the three months ended March 31, 2021 were recorded as a reduction to cash and cash equivalents and retained earnings on our Condensed Consolidated Balance Sheets. Our credit facility and our senior notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Statements of Operations. There is no guarantee that our Board of Directors will declare any future dividends.
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
In 2018, the Board of Directors adopted, and at the 2018 Annual Stockholders' Meeting our shareholders approved, an amendment and restatement to the Omnibus Incentive Plan. The amended plan added 2,199,114 shares of common stock to the share pool previously available under the Omnibus Incentive Plan.
We record share-based incentive compensation expense in selling, general and administrative expenses and cost of sales on our Condensed Consolidated Statements of Operations for both equity-classified and liability-classified awards. We record a corresponding credit to additional paid-in capital within stockholders’ equity for equity-classified awards, and to either current liabilities or non-current liabilities for liability-classified awards based on the fair value of the share-based incentive compensation awards at the date of grant. Total expense for the liability-classified awards continues to be remeasured to fair value at the end of each reporting period. We recognize an expense or credit reflecting the straight-line recognition, net of estimated forfeitures, of the expected cost of the program. The number of PSUs earned may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met.
The table below shows our total share-based incentive compensation expense:

	Three Months Ended March 31,
(In millions)	2021	2020
Total share-based incentive compensation expense(1)	$11.5	$8.5

(1)The amounts presented above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock or the expense or income related to certain cash-based awards, however, the amounts include the expense related to share based awards that are settled in cash.
PSU Awards
During the first 90 days of each year, the Organization and Compensation (“O&C”) Committee of our Board of Directors approves PSU awards for our executive officers and other selected employees, which include for each participant a target number of shares of common stock and the performance goals and measures that will determine the percentage of the target award that is earned following the end of the three-year performance period. Following the end of the performance period, in addition to shares earned, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. Each PSU is subject to forfeiture if the recipient terminates employment with the Company prior to the end of the three-year award performance period for any reason other than death, disability or retirement. In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant’s number of days of service during the award performance period, further adjusted based on the achievement of the performance goals during the award performance period. PSUs are classified as equity in the Condensed Consolidated Balance Sheets, with the exception of awards that are required by local laws or regulations to be settled in cash. These are classified as either current or non-current liabilities in the Condensed Consolidated Balance Sheets.
2021 Three-year PSU Awards
During the first quarter 2021, the O&C Committee approved awards with a three-year performance period beginning January 1, 2021 and ending December 31, 2023 for executive officers and other selected employees. The O&C Committee established performance goals, which are (i) three-year cumulative average growth rate (CAGR) of consolidated Adjusted EBITDA weighted at 50%, and (ii) Return on Invested Capital (ROIC) weighted at 50%. Calculation of final achievement on each performance metric is subject to an upward or downward adjustment of up to 25% of the overall combined achievement percentage, based on the results of a relative total shareholder return ("TSR") modifier. The comparator group for the relative TSR modifier is S&P 500 component companies as of the beginning of the performance period. Shareholder return in the top quartile of the comparator group increases overall achievement of performance metrics by 25%; while shareholder return in the bottom quartile of the comparator group decreases overall achievement of the performance metrics by 25%. The total number of shares to be issued, including the modifier, for these awards can range from zero to 250% of the target number of shares.
The target number of PSUs granted and the grant date fair value of the PSUs are shown in the following table:

	Adjusted EBITDA CAGR	ROIC
February 10, 2021 grant date
Number of units granted	41,729	41,729
Fair value on grant date	$45.26	$45.26
February 11, 2021 grant date
Number of units granted	51,882	51,882
Fair value on grant date	$43.85	$43.85
March 1, 2021 grant date
Number of units granted	29,762	29,762
Fair value on grant date	$43.02	$43.02

The assumptions used to calculate the grant date fair value of the PSUs are shown in the following table:

	February 10, 2021 grant date	February 11, 2021 grant date	March 1, 2021 grant date
Expected price volatility	37.7%	37.7%	38.0%
Risk-free interest rate	0.2%	0.2%	0.3%
2018 Three-year PSU Awards
In February 2021, the O&C Committee reviewed the performance results for the 2018-2020 PSUs. Performance goals for these PSUs were based on Adjusted EBITDA margin, net trade sales CAGR and Relative TSR. Based on overall performance for 2018-2020 PSUs, these awards paid out at 54.6% of target or 84,696 units. Of this, 36,966 units were withheld for tax, resulting in net share issuances of 47,730.
Note 19 Accumulated Other Comprehensive Loss
The following table provides details of comprehensive (loss) income for the three months ended March 31, 2021 and 2020:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Losses on Derivative Instruments for net investment hedge	Unrecognized (Losses) Gains on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2020	$(172.5)	$(721.7)	$(67.5)	$(1.8)	$(963.5)
Other comprehensive (loss) income before reclassifications	(1.6)	(25.2)	17.5	(0.2)	(9.5)
Less: amounts reclassified from accumulated other comprehensive loss	1.4	—	—	2.0	3.4
Net current period other comprehensive (loss) income	(0.2)	(25.2)	17.5	1.8	(6.1)
Balance at March 31, 2021(1)	$(172.7)	$(746.9)	$(50.0)	$—	$(969.6)

Balance at December 31, 2019	$(146.1)	$(728.6)	$(34.5)	$0.2	$(909.0)
Other comprehensive (loss) income before reclassifications	(0.1)	(119.3)	4.5	5.3	(109.6)
Less: amounts reclassified from accumulated other comprehensive loss	1.1	—	—	(0.8)	0.3
Net current period other comprehensive income (loss)	1.0	(119.3)	4.5	4.5	(109.3)
Balance at March 31, 2020(1)	$(145.1)	$(847.9)	$(30.0)	$4.7	$(1,018.3)

(1)The ending balance in AOCL includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $19.9 million and $9.1 million as of March 31, 2021 and 2020, respectively.
The following table provides detail of amounts reclassified from AOCL:

	Three Months Ended March 31,
(In millions)	2021(1)	2020(1)	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefits:
Prior service credit	$—	$0.1
Actuarial losses	(1.9)	(1.6)
Total pre-tax amount	(1.9)	(1.5)	Other income, net
Tax benefit	0.5	0.4
Net of tax	(1.4)	(1.1)
Net (losses) gains on cash flow hedging derivatives:(2)
Foreign currency forward contracts	(3.4)	1.1	Cost of sales
Total pre-tax amount	(3.4)	1.1
Tax benefit (expense)	1.4	(0.3)
Net of tax	(2.0)	0.8
Total reclassifications for the period	$(3.4)	$(0.3)

(1)Amounts in parenthesis indicate charges to earnings (loss).
(2)These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 13, “Derivatives and Hedging Activities,” for additional details.
Note 20 Other income, net
The following table provides details of other income, net:

	Three Months Ended March 31,
(In millions)	2021	2020
Net foreign exchange transaction gain	$1.0	$6.0
Bank fee expense	(1.3)	(1.1)
Pension income other than service costs	1.2	0.8
Foreign currency exchange loss due to highly inflationary economies	(1.4)	(0.9)
Other, net	1.5	—
Other income, net	$1.0	$4.8

Note 21 Net Earnings Per Common Share
The following table shows the calculation of basic and diluted net earnings per common share:

	Three Months Ended March 31,
(In millions, except per share amounts)	2021	2020
Basic Net Earnings Per Common Share:
Numerator:
Net earnings	$110.1	$126.6
Distributed and allocated undistributed net earnings to unvested restricted stockholders	—	(0.1)
Net earnings available to common stockholders	$110.1	$126.5
Denominator:
Weighted average number of common shares outstanding - basic	154.1	154.5
Basic net earnings per common share:
Basic net earnings per common share	$0.71	$0.82
Diluted Net Earnings Per Common Share:
Numerator:
Net earnings available to common stockholders	$110.1	$126.5
Denominator:
Weighted average number of common shares outstanding - basic	154.1	154.5
Effect of dilutive stock shares and units	1.3	0.3
Weighted average number of common shares outstanding - diluted under treasury stock	155.4	154.8
Diluted net earnings per common share	$0.71	$0.82

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our Condensed Consolidated Financial Statements and related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2020 Form 10-K and our Consolidated Financial Statements and related notes set forth in Item 8 of Part II of our 2020 Form 10-K. See “Cautionary Notice Regarding Forward-Looking Statements,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.
Recent Events and Trends

Impact of COVID-19
As the COVID-19 global pandemic evolves, we continue to monitor the impact it has on all aspects of our business and geographies, including to our employees, customers, suppliers, business partners and distribution channels. Our crisis management teams, which are comprised of cross functional and regional leaders, continue to assess the evolving situation and implement business continuity plans at both the regional and headquarter levels.
The health and safety of Sealed Air’s employees, suppliers and customers globally continues to be the Company’s top priority. Safety measures remain in place at Sealed Air sites. In the first quarter 2021, some Sealed Air locations were used as vaccination sites for employees, their families and members of our communities. The health of our workforce, and our ability to meet staffing needs in our manufacturing facilities, distribution of our products and other critical functions are key to our operations.
Our diverse end-markets continue to experience varying impacts from COVID-19. The food retail market, which includes grocery stores, has remained strong with favorable trends in retail applications across all proteins. The food service market, including restaurants, entertainment venues and hotels, has experienced continued softness which adversely impacted some products sold within the Food segment. However, we expect the food service market to benefit when COVID-19 infection rates decline and restrictions are eased.
Protective benefited from the continued momentum in eCommerce and fulfillment during the first quarter of 2021. Within Protective, we expect continued strength in eCommerce yet at more moderate growth rates along with a continued rebound in industrial segments as economies continue to reopen.
However, we cannot predict the impact on the markets we serve due to the continued impact of the COVID-19 pandemic or future restrictions on commercial activities by governmental agencies to limit the spread of the virus. Future developments of the pandemic including disparity in areas of significant regional spread compared to areas with higher vaccination availability and rates may cause uneven impacts to our geographies around the world.

Supply Chain Disruptions
February 2021's Winter Storm Uri significantly impacted the U.S. Gulf Coast, specifically the state of Texas, causing utility and raw material supply disruptions in the global chemical market. While our facilities in Texas were fully operational at March 31, 2021, the winter storm has taken certain parts of the North American chemical industry offline for several weeks. The disruptions have reduced the availability of certain chemical-based inputs.
We continue to work closely with our customers and have been leveraging our global supply network and supplier relationships and implementing material substitution where available to meet customers' demands and mitigate supply continuity risks. However, the winter storm may continue to have an impact on the supply of certain raw materials and the cost of our operations, including higher raw material prices and freight. Additionally, the supply disruptions from the winter storm may result in longer lead times for some of our Food customers, and potential, the loss and/or delay of sales. Any of these impacts may have a material adverse impact on our consolidated financial condition, results of operations, or cash flows.
Refer to Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for information concerning operational risks including raw material pricing and availability.

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

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is defined as Earnings before Interest Expense, Taxes, Depreciation and Amortization, adjusted to exclude the impact of Special Items. Management uses Adjusted EBITDA as one of many measures to assess the performance of the business. Additionally, Adjusted EBITDA of the segments is the performance metric used by the Company's chief operating decision maker to evaluate performance of our reportable segments. Adjusted EBITDA is also a metric used to determine performance in the Company's Annual Incentive Plan. We do not believe there are estimates underlying the calculation of Adjusted EBITDA, other than those inherent in our U.S. GAAP results of operations, which would render the use and presentation of Adjusted EBITDA misleading. While the nature and amount of individual Special Items vary from period to period, we believe our calculation of Adjusted EBITDA is applied consistently to all periods and, in conjunction with other U.S. GAAP and non-U.S. GAAP financial measures, Adjusted EBITDA provides a useful and consistent comparison of our Company's performance to other periods.
The following table shows a reconciliation of U.S. GAAP Net Earnings from continuing operations to non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations:

	Three Months Ended March 31,
(In millions)	2021	2020
Net earnings from continuing operations	$105.8	$114.5
Interest expense, net	43.1	44.4
Income tax provision	54.6	32.7
Depreciation and amortization	56.9	51.5
Special Items:
Restructuring charges	—	0.6
Other restructuring associated costs(1)	5.3	4.0
Foreign currency exchange loss due to highly inflationary economies	1.4	0.9
Charges related to acquisition and divestiture activity	0.3	2.9
Other Special Items	0.8	1.7
Pre-tax impact of Special Items	7.8	10.1
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$268.2	$253.2

(1)Other restructuring associated costs for the three months ended March 31, 2021 primarily relate to a one-time, non-cash CTA loss recognized due to the wind-up of one of our legal entities as well as fees paid to third-party consultants in support of the Reinvent SEE business transformation. Restructuring associated costs for the three months ended March 31, 2020, primarily relate to fees paid to third-party consultants in support of the Reinvent SEE business transformation.

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

	Three Months Ended March 31,
	2021		2020
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
U.S. GAAP net earnings and diluted EPS from continuing operations	$105.8	$0.68	$114.5	$0.74
Special Items(1)	16.0	0.10	(1.1)	(0.01)
Non-U.S. GAAP adjusted net earnings and adjusted diluted EPS from continuing operations	$121.8	$0.78	$113.4	$0.73
Weighted average number of common shares outstanding - Diluted		155.4		154.8

(1)Includes pre-tax Special Items, less Tax Special Items and the tax impact of Special Items as seen in the following calculation of non-U.S. GAAP Adjusted income tax rate.
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
The following table shows our calculation of the non-U.S. GAAP Adjusted income tax rate:

	Three Months Ended March 31,
(In millions)	2021	2020
U.S. GAAP Earnings before income tax provision from continuing operations	$160.4	$147.2
Pre-tax impact of Special Items	7.8	10.1
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$168.2	$157.3

U.S. GAAP Income tax provision from continuing operations	$54.6	$32.7
Tax Special Items(1)	(9.1)	8.6
Tax impact of Special Items(2)	0.9	2.6
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$46.4	$43.9

U.S. GAAP Effective income tax rate	34.0%	22.2%
Non-U.S. GAAP Adjusted income tax rate	27.6%	27.9%

(1)For the three months ended March 31, 2021, Tax Special Items reflect accruals for open items subject to tax audits as well as legislative and administrative changes to enacted statutes. For the three months ended March 31, 2020, Tax Special Items reflect net benefits from audit settlements.
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

Highlights of Financial Performance
Below are the highlights of our financial performance for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		%
(In millions, except per share amounts)	2021	2020	Change
Net sales	$1,267.1	$1,173.9	7.9%
Gross profit	$401.1	$390.5	2.7%
As a % of net sales	31.7%	33.3%
Operating profit	$202.5	$186.8	8.4%
As a % of net sales	16.0%	15.9%
Net earnings from continuing operations	$105.8	$114.5	(7.6)%
Gain on sale of discontinued operations, net of tax	4.3	12.1	(64.5)%
Net earnings	$110.1	$126.6	(13.0)%
Basic:
Continuing operations	$0.68	$0.74	(8.1)%
Discontinued operations	0.03	0.08	(62.5)%
Net earnings per common share - basic	$0.71	$0.82	(13.4)%
Diluted:
Continuing operations	$0.68	$0.74	(8.1)%
Discontinued operations	0.03	0.08	(62.5)%
Net earnings per common share - diluted	$0.71	$0.82	(13.4)%
Weighted average numbers of common shares outstanding:
Basic	154.1	154.5
Diluted	155.4	154.8
Non-U.S. GAAP Adjusted EBITDA from continuing operations(1)	$268.2	$253.2	5.9%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$0.78	$0.73	6.8%

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
The following table presents the approximate favorable or (unfavorable) impact that foreign currency translation had on our condensed consolidated financial results from continuing operations:

(In millions)	Three Months Ended March 31, 2021
Net sales	$25.4
Cost of sales	(18.4)
Selling, general and administrative expenses	(3.9)
Net earnings	(0.5)
Adjusted EBITDA	4.2

Net Sales by Geographic Region
The following table presents the components of the change in net sales by geographic region for the three months ended March 31, 2021 compared with the same period in 2020. In our Net Sales by Geographic Region and Net Sales by Segment below, we present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using the constant dollar measure aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

	Three Months Ended March 31,
(In millions)	Americas(1)		EMEA		APAC		Total
2020 Net Sales	$766.3	65.2%	$246.1	21.0%	$161.5	13.8%	$1,173.9	100.0%

Price	9.1	1.2%	0.3	0.1%	(1.8)	(1.1)%	7.6	0.7%
Volume(2)	22.5	2.9%	16.0	6.5%	21.7	13.4%	60.2	5.1%
Total constant dollar change (non-U.S. GAAP)	31.6	4.1%	16.3	6.6%	19.9	12.3%	67.8	5.8%
Foreign currency translation	(10.0)	(1.3)%	18.9	7.7%	16.5	10.2%	25.4	2.1%
Total change (U.S. GAAP)	21.6	2.8%	35.2	14.3%	36.4	22.5%	93.2	7.9%

2021 Net Sales	$787.9	62.2%	$281.3	22.2%	$197.9	15.6%	$1,267.1	100.0%

(1)As of January 1, 2021, we consolidated the reporting of the North America and South America geographic regions, which are now collectively presented as Americas. No changes were made to EMEA or APAC. This change has no impact on our prior period consolidated results and is only the aggregation of the previously bifurcated continents.
(2)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.

Net Sales by Segment
The following table presents the components of change in net sales by reportable segment for the three months ended March 31, 2021 compared with the same period in 2020.

	Three Months Ended March 31,
(In millions)	Food		Protective		Total Company
2020 Net Sales	$690.3	58.8%	$483.6	41.2%	$1,173.9	100.0%

Price	4.0	0.6%	3.6	0.7%	7.6	0.7%
Volume(1)	(2.7)	(0.4)%	62.9	13.0%	60.2	5.1%
Total constant dollar change (non-U.S.GAAP)	1.3	0.2%	66.5	13.7%	67.8	5.8%
Foreign currency translation	10.6	1.5%	14.8	3.1%	25.4	2.1%
Total change (U.S. GAAP)	11.9	1.7%	81.3	16.8%	93.2	7.9%

2021 Net Sales	$702.2	55.4%	$564.9	44.6%	$1,267.1	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
The following net sales discussion is on a reported and constant dollar basis.
Food
Three Months Ended March 31, 2021 Compared with the Same Period in 2020
As reported, net sales increased by $12 million, or 2%, in 2021 compared with 2020. Foreign currency had a positive impact of $11 million. On a constant dollar basis, net sales were essentially flat compared with 2020. A favorable pricing impact of $4 million, primarily in Americas, due to U.S. dollar-based indexed pricing in Latin America, was partially offset by lower volume of $3 million, due to continued softness in the global food service industry and on-going demand weakness in Latin America resulting from COVID-19 spikes.
Protective
Three Months Ended March 31, 2021 Compared with the Same Period in 2020
As reported, net sales increased by $81 million, or 17%, in 2021 as compared to 2020. Foreign currency had a positive impact of $15 million, or 3%. On a constant dollar basis, net sales increased by approximately $67 million, or 14%, in 2021 compared with 2020 primarily due to the following:
•higher volume of $63 million, across all regions, on strength in eCommerce, fulfillment and automated equipment, along with recovery in industrial segments; and
•favorable pricing of $4 million, primarily in Americas.
Cost of Sales
Cost of sales for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,		%
(In millions)	2021	2020	Change
Net sales	$1,267.1	$1,173.9	7.9%
Cost of sales	866.0	783.4	10.5%
As a % of net sales	68.3%	66.7%

Three Months Ended March 31, 2021 Compared with the Same Period in 2020
As reported, cost of sales increased by $83 million, or 10.5%, in 2021 compared to 2020. Cost of sales was unfavorably impacted by foreign currency translation of $18 million. As a percentage of net sales, cost of sales increased by 160 basis points, from 66.7% in 2020 to 68.3% in 2021, primarily due to higher input costs resulting from raw material price increases and costs associated with global supply chain disruptions as a result of Winter Storm Uri during 2021. Higher input and freight costs were partially offset by productivity improvements resulting from our Reinvent SEE business transformation initiatives.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,		%
(In millions)	2021	2020	Change
Selling, general and administrative expenses	$188.9	$194.1	(2.7)%
As a % of net sales	14.9%	16.5%
Three Months Ended March 31, 2021 Compared with the Same Period in 2020
As reported, SG&A expenses decreased by $5 million, or 3%, in 2021 compared to 2020. The decrease was primarily driven by lower business travel and entertainment related expenses and cost benefits from restructuring actions associated with our Reinvent SEE business transformation.
Amortization Expense of Intangible Assets
Amortization expense of intangible assets for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,		%
(In millions)	2021	2020	Change
Amortization expense of intangible assets	$9.7	$9.0	7.8%
As a % of net sales	0.8%	0.8%

 Three Months Ended March 31, 2021 Compared with the Same Period in 2020
Amortization expense of intangibles increased approximately $1 million in 2021 compared to 2020. The increase in amortization expense of intangibles was primarily related to an increase in amortization for capitalized software.
Reinvent SEE Business Transformation and Restructuring Activities
See Note 11, “Restructuring Activities” for additional details regarding the Company’s restructuring programs discussed below.
In December 2018, the Sealed Air Board of Directors approved a three-year restructuring program related to the Reinvent SEE business transformation. For the three months ended March 31, 2021, the Program generated incremental cost benefits of $13 million related to reductions in operating costs, of which $4 million was related to restructuring actions, and $1 million was related to actions impacting price/cost spread. We expect the Program to generate cost benefits of approximately $65 million in 2021 and expect Program spend for the full year 2021 to be in the range of $25 million to $45 million.
For the three months ended March 31, 2021, we recorded other associated costs of $5 million. The largest component of the other associated costs recorded in the quarter relates to a one-time, non-cash CTA loss recognized into income due to the wind-up of one of our legal entities. For the three months ended March 31, 2021, we did not record any restructuring expense.

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
Interest expense, net for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
(In millions)	2021	2020	Change
Interest expense on our various debt instruments:
Term Loan A due August 2022	$1.5	$3.6	$(2.1)
Term Loan A due July 2023	0.8	1.9	(1.1)
Revolving credit facility due July 2023	0.4	0.4	—
4.875% Senior Notes due December 2022	5.4	5.4	—
5.25% Senior Notes due April 2023	5.8	5.8	—
4.50% Senior Notes due September 2023	5.6	5.1	0.5
5.125% Senior Notes due December 2024	5.6	5.6	—
5.50% Senior Notes due September 2025	5.6	5.6	—
4.00% Senior Notes due December 2027	4.4	4.4	—
6.875% Senior Notes due July 2033	7.8	7.8	—
Other interest expense	3.7	4.1	(0.4)
Less: capitalized interest	(1.5)	(1.9)	0.4
Less: interest income	(2.0)	(3.4)	1.4
Total	$43.1	$44.4	$(1.3)

Other income, net
Net foreign exchange transaction gain
For the three months ended March 31, 2021 and 2020, we recorded $1 million and $6 million, respectively, in net foreign exchange transaction gains, within Other income, net in the Condensed Consolidated Statements of Operations. Prior year income was a result of volatile foreign currencies, particularly in emerging markets relative to the U.S. dollar due to macroeconomic conditions resulting from COVID-19.
See Note 20, “Other income, net,” for the remaining components of other income, net.
Income Taxes
Our effective income tax rate for the three months ended March 31, 2021 was 34% and was impacted by legislative and administrative changes to foreign enacted statutes.
Our effective income tax rate for the three months ended March 31, 2020 was 22% and was positively impacted by the effective settlement of certain uncertain tax positions associated with the U.S. IRS audit.
Due to the uncertainty in projecting certain discrete items, it is possible that our effective tax rate will change in future periods. The actual annual effective tax rate could vary as a result of many factors, including but not limited to the following:

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
Our effective income tax rate depends upon the realization of our net deferred tax assets. We have deferred tax assets related to accruals not yet deductible for tax purposes, state and foreign net operating loss carryforwards and tax credits, employee benefit items, intangibles and other items.
The IRS completed its field examination of our U.S. federal income tax returns for the years 2011 through 2014 in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion in settlement payments made pursuant to the Settlement agreement (as defined in Note 17, “Commitments and Contingencies”) and the resulting reduction of our U.S. federal tax liability by approximately $525 million. We continue to believe that we have meritorious defenses to the proposed disallowance and have filed a protest with the IRS. Although we expected to enter the IRS administrative appears process in late 2020 or early 20201, upon receipt of our protest, the IRS determined that it needed additional information before transferring the matter to the IRS administrative appeals process. We have responded to requests for further information from the IRS and do not know if additional information will be requested or when the IRS will respond to our protest. At this time, we cannot predict when we will enter the IRS administrative appeals process, when such process will conclude, or the outcome of such process. It is possible that future developments in this matter could have a material impact on the uncertain tax position balances and results of operations, including cash flows, within the next twelve months.
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
There was a negligible change in our valuation allowances for the three months ended March 31, 2021 and 2020.
We reported a net increase of $5 million in unrecognized tax for the three months ended March 31, 2021, primarily related to interest accruals on existing uncertain tax positions. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax positions may increase or decrease during the next 12 months as a result of the remaining items under IRS audit for those years. We reported a net decrease of $10 million in unrecognized tax positions in the three months ended March 31, 2020, primarily related to certain settlements with respect to the ongoing U.S. IRS audit for the 2011- 2014 tax years. Interest and penalties on tax assessments are included in income tax expense.
Net Earnings from Continuing Operations
Net earnings for the three months ended March 31, 2021 and 2020 are included in the table below.

	Three Months Ended March 31,		%
(In millions)	2021	2020	Change
Net earnings from continuing operations	$105.8	$114.5	(7.6)%

Three Months Ended March 31, 2021 Compared with the Same Period in 2020
Net earnings in 2021 were unfavorably impacted by $16 million of Special Items, which were largely due to one-time tax expenses (“Tax Special Items”) of $9 million as well as the impact of restructuring associated costs of $5 million. Tax Special Items reflect accruals for open items subject to tax audits as well as legislative and administrative changes to foreign enacted statues. Restructuring associated costs in 2021 primarily relate to a one-time, non-cash CTA loss recognized due to the wind-up of one of our legal entities as well as fees paid to third-party consultants in support of the Reinvent SEE business transformation.

Net earnings in 2020 were favorably impacted by $1 million of Special Items, including the impact of tax audit settlements. The Tax Special Items were partially offset by restructuring and other restructuring associated costs of $5 million ($4 million, net of taxes).
Adjusted EBITDA by Segment
The Company evaluates performance of the reportable segments based on the results of each segment. The performance metric used by the Company's chief operating decision maker to evaluate the performance of our reportable segments is Segment Adjusted EBITDA. We allocate and disclose depreciation and amortization expense to our segments, although depreciation and amortization are not included in the segment performance metric Segment Adjusted EBITDA. We also allocate and disclose restructuring and other charges and impairment of goodwill and other intangible assets by segment, although they are not included in the segment performance metric Segment Adjusted EBITDA since restructuring and other charges and impairment of goodwill and other intangible assets are categorized as Special Items. The accounting policies of the reportable segments and Corporate are the same as those applied to the Condensed Consolidated Financial Statements.
See "Non-U.S. GAAP Information” for a reconciliation of U.S. GAAP net earnings from continuing operations to non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations.

	Three Months Ended March 31,		%
(In millions)	2021	2020	Change
Food Adjusted EBITDA	$156.9	$156.3	0.4%
Adjusted EBITDA Margin	22.3%	22.6%
Protective Adjusted EBITDA	109.9	92.8	18.4%
Adjusted EBITDA Margin	19.5%	19.2%
Corporate Adjusted EBITDA	1.4	4.1	(65.9)%
Non-U.S. GAAP Total Company Adjusted EBITDA	$268.2	$253.2	5.9%
Adjusted EBITDA Margin	21.2%	21.6%
The following is a discussion of the factors that contributed to the change in Segment Adjusted EBITDA by segment during the three months ended March 31, 2021, as compared to the same periods in the 2020.
Food
Three Months Ended March 31, 2021 Compared with the Same Period in 2020
On a reported currency basis, Segment Adjusted EBITDA increased by less than $1 million in 2021 compared to the same period in 2020, primarily as a result of favorable foreign currency translation of approximately $1 million. On a constant dollar basis, Segment Adjusted EBITDA decreased less than $1 million, in 2021 compared with the same period in 2020 primarily due to the impact of:
•unfavorable price/cost spread of $9 million driven by raw material inflation and higher costs related to winter storm supply chain disruptions; and
•lower volume and unfavorable product mix of $4 million due to continued softness in the global food service industry partially offset by strength in equipment.
These decreases were partially offset by:
•Reinvent SEE business transformation benefits of $10 million driven by actions reducing operating costs by $9 million, including restructuring savings of $2 million, and improvements to price/cost spread of $1 million; and
•improved operating costs of $2 million resulting from spend control, including lower travel costs.
Protective
Three Months Ended March 31, 2021 Compared with the Same Period in 2020
On a reported currency basis, Segment Adjusted EBITDA increased by $17 million in 2021 compared to the same period in 2020. Segment Adjusted EBITDA was impacted by favorable foreign currency translation of slightly less than $4 million. On a constant dollar basis, Segment Adjusted EBITDA increased by approximately $14 million, or 15%, in 2021 compared with the same period in 2020 primarily as a result of:
•higher volume of $23 million due to strength in eCommerce, fulfillment and automated equipment as well as positive trends in industrial markets; and
•Reinvent SEE business transformation benefits of $4 million driven by actions reducing operating costs, including restructuring savings of $2 million.
These increases were partially offset by:
•unfavorable price/cost spread of approximately $10 million driven by raw material inflation and higher costs related to global supply chain disruptions; and
•inflationary impact resulting in higher non-direct costs of approximately $3 million.
Corporate
Three Months Ended March 31, 2021 Compared with the Same Period in 2020
In 2021, Adjusted EBITDA decreased by $3 million on an as reported basis and $2 million on a constant dollar basis compared with the same period in 2020. The higher Corporate Adjusted EBITDA in the prior year resulted from foreign currency transaction gains recorded in 2020.
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
As of March 31, 2021, we had cash and cash equivalents of $370 million, of which approximately $234 million, or 63%, was held outside of the U.S., only an immaterial amount of which was trapped outside of the U.S. We believe our U.S. cash balances and committed liquidity facilities available to U.S. borrowers are sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that in the near term cash located outside of the U.S. will be needed to satisfy our obligations, dividends and other demands for cash in the U.S.
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

(In millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$370.0	$548.7
See “Analysis of Historical Cash Flow” below.
Accounts Receivable Securitization Programs
At March 31, 2021, we had $133 million available to us under our U.S. and European accounts receivable securitization programs and no outstanding borrowings. At December 31, 2020, we had $146 million available to us under our U.S. and Europeans programs and no outstanding borrowings. See Note 9, “Accounts Receivable Securitization Programs” for information concerning these programs.
Our trade receivable securitization programs represent borrowings secured by outstanding customer receivables. Therefore, the use and repayment of borrowings under such programs are classified as financing activities in our Condensed Consolidated Statements of Cash Flows. We do not recognize the cash flow within operating activities until the underlying invoices have been paid by our customer. The trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. See Note 9, “Accounts Receivable Securitization Programs” for further details.
Accounts Receivable Factoring Agreements
We account for our participation in our customers' supply chain financing arrangements and our trade receivable factoring program in accordance with ASC Topic 860 which allows the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria are met. As such, the Company excludes the balances sold under such programs from Trade receivables, net on the Condensed Consolidated Balance Sheets. We recognize cash flow from operating activities at the point the receivables are sold under such programs. See Note 10, “Accounts Receivable Factoring Agreements” for further details.
Gross amounts received under these programs for the three months ended March 31, 2021 and 2020, were $156 million and $114 million, respectively. If these programs had not been in effect for the three months ended March 31, 2021, we would have been required to collect the invoice amounts directly from the relevant customers in accordance with the agreed payment terms. Approximately $103 million in incremental trade receivables would have been outstanding at March 31, 2021 if collection on such invoice amounts were made directly from our customers on the invoice due date and not through our customers' supply chain financing arrangements or our factoring program.
Lines of Credit
At March 31, 2021 and December 31, 2020, we had a $1.0 billion revolving credit facility as part of our senior secured credit facility. We had no outstanding borrowings under the facility at March 31, 2021 or December 31, 2020. There were $9 million and $7 million available under various lines of credit extended to our subsidiaries at March 31, 2021 and December 31, 2020, respectively. See Note 12, “Debt and Credit Facilities” for further details.
LIBOR Phase Out
In July 2017, the United Kingdom's Financial Conduct Authority (FCA), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. In March 2021, the FCA announced specific U.S. dollar LIBOR tenors (overnight, 1 month, 3 month, 6 month and 12 month) will continue to be published until June 30, 2023, while the 1 week and 2 month tenor will no longer be published after December 31, 2021. Similarly, all tenors for EUR, CHF, JPY and GBP LIBOR currencies will no longer be published after December 31, 2021. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the SOFR. An alternative to LIBOR has been contemplated in many of our LIBOR-linked instruments and other financial obligations, including our senior secured credit facility. We do not expect the phase-out of LIBOR to have a material impact on our financing or liquidity. In March 2020, the FASB issued ASU 2020-04. This ASU, along with subsequently issued ASU 2021-01, are designed to ease the potential burden in accounting for reference rate reform; however, neither the LIBOR phase out nor these ASUs are expected to have a material impact on the Company.
Covenants
At March 31, 2021, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” within Note 12, “Debt and Credit Facilities”, which requires us to maintain a maximum leverage ratio of debt to EBITDA of 4.50 to 1.00. At March 31, 2021, as calculated under the covenant, our leverage ratio was 2.89 to 1.00. We expect to be in continued compliance with our debt covenants including the covenant leverage ratio over the next 12 months.
Supply Chain Financing Programs
As part of our ongoing efforts to manage our working capital and improve our cash flow, we work with suppliers to optimize our purchasing terms and conditions, including extending payment terms. We also facilitate a voluntary supply chain financing program to provide some of our suppliers with the opportunity to sell receivables due from us (our accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. These programs are administered by participating financial institutions. Should a supplier choose to participate in the program, it will receive payment from the financial institution in advance of agreed payment terms; our responsibility is limited to making payments to the respective financial institutions on the terms originally negotiated with our supplier. The range of payment terms is consistent regardless of a vendor's participation in the program. We monitor our days payable outstanding relative to our peers and industry trends in order to assess our conclusion that these programs continue to be trade payable programs and not indicative of borrowing arrangements. The liabilities continue to be presented as trade payables in our Condensed Consolidated Balance Sheets until they are paid, and they are reflected as cash flows from operating activities when settled.
At March 31, 2021 and December 31, 2020, our accounts payable balances included $142 million and $149 million, respectively, related to invoices from suppliers participating in the programs. The cumulative amounts settled through the supply chain financing programs for the three months ended March 31, 2021 were $102 million. These programs did not significantly improve our cash provided by operating activities or free cash flow for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
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

Outstanding Indebtedness
At March 31, 2021 and December 31, 2020, our total debt outstanding consisted of the amounts set forth in the following table. In addition to total debt, we use Net Debt as a useful measure of our total debt exposure less cash and cash equivalents. Net Debt is not defined under U.S. GAAP. Therefore, net debt should not be considered a substitute for amounts owed to creditors or other balance sheet information prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies.

(In millions)	March 31, 2021	December 31, 2020
Short-term borrowings	$8.8	$7.2
Current portion of long-term debt	22.1	22.3
Total current debt	30.9	29.5
Total long-term debt, less current portion(1)	3,706.6	3,731.4
Total debt	3,737.5	3,760.9
Less: Cash and cash equivalents	(370.0)	(548.7)
Non-U.S. GAAP Net Debt	$3,367.5	$3,212.2

(1)Amounts are net of unamortized discounts and debt issuance costs of $19 million and $20 million at March 31, 2021 and December 31, 2020, respectively. See Note 12, “Debt and Credit Facilities” for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(In millions)	2021	2020	Change
Net cash provided by operating activities	$79.9	$41.0	$38.9
Net cash used in investing activities	(41.0)	(24.7)	(16.3)
Net cash (used in) provided by financing activities	(220.3)	29.5	(249.8)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2.7	(33.6)	36.3
In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In millions)	2021	2020	Change
Cash flow provided by operating activities	$79.9	$41.0	$38.9
Capital expenditures	(43.9)	(48.7)	4.8
Free cash flow	$36.0	$(7.7)	$43.7
Operating Activities
Three Months Ended March 31, 2021 Compared with the Same Period in 2020
Net cash provided by operating activities was $80 million in 2021, compared to $41 million in 2020. The increase in cash provided by operating activities was primarily driven by lower net income tax payments during the period and improved cash flow contributions from other assets and liabilities balance sheet accounts. Cash flow generated by income tax payable/receivables was $44 million in 2021, compared to $23 million in the same period of 2020, primarily due to a tax refund of $24 million received in 2021. The cash flow contributions from other assets and liabilities primarily relate to reduction in certain legal and restructuring accruals in 2020, as well as prepaid expenses made in 2020 and utilized in 2021; this activity was partially offset by higher Value Added Tax (VAT) and incentive compensation payments in the current year.
Overall, net cash used by our working capital accounts (inventories, trade receivables and accounts payables) in 2021 was relatively consistent with the same period in 2020. An increase in cash used for inventory was driven by a purposeful build resulting from contingency planning due to supply chain disruptions and higher raw material costs. The increase in inventory was partially offset by the favorable cash flow impact of higher accounts payable balance.
Investing Activities
Three Months Ended March 31, 2021 Compared with the Same Period in 2020
Net cash used in investing activities was $41 million in 2021 compared to $25 million used in 2020. The change was primarily due to the maturity of cash deposits with maturities greater than 90 days (marketable securities) and subsequent conversion to cash equivalents that generated $12 million in the prior year and higher proceeds recorded in the prior year associated with the sale of business and property and equipment of $9 million. During 2021, we made a $6 million debt investment under our SEE Ventures initiative. These items were partially offset by higher proceeds on the settlement of forward contracts in 2021 compared to the prior year and lower capital expenditures of $44 million, compared to $49 million in the prior year.

Financing Activities
Three Months Ended March 31, 2021 Compared with the Same Period in 2020
Net cash used in financing activities was $220 million in 2021, compared to $30 million provided by financing activities in 2020. The change was primarily due to $177 million of share repurchases in the current year. Additionally, net proceeds from short-term borrowings were $68 million lower during 2021. In 2020, higher proceeds from short-term borrowings were driven primarily by the utilization of our European securitization program.
Changes in Working Capital

(In millions)	March 31, 2021	December 31, 2020	Change
Working capital (current assets less current liabilities)	$433.1	$514.1	$(81.0)
Current ratio (current assets divided by current liabilities)	1.3x	1.4x
Quick ratio (current assets, less inventories divided by current liabilities)	0.8x	0.9x
The $81 million, or 16%, decrease in working capital in the three months ended March 31, 2021, was primarily due to cash outlay for share repurchases, partially offset by a decrease in other current liabilities reflecting the payment of performance-based compensation and profit sharing.
Changes in Stockholders’ Equity
The $71 million, or 41%, decrease in stockholders’ equity in the three months ended March 31, 2021 was primarily due to the following:
•repurchases of 3.9 million shares of our common stock for $176 million, including commissions paid (See Note 18, “Stockholders’ Equity” for further details);
•dividends paid on our common stock and dividend equivalent accruals related to unvested equity awards of $25 million;
•CTA loss of $25 million; and
•the effect of share-based incentive compensation of $2 million, including the impact of share-based compensation expense and netting of shares to cover the employee tax withholding amounts.
These decreases were partially offset by:
•net earnings of $110 million;
•stock issued for profit sharing contribution paid in stock of $28 million; and
•unrealized gains on derivative instruments of $19 million.
Derivative Financial Instruments
Interest Rate Swaps
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 13, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.
Net Investment Hedge
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 13, “Derivatives and Hedging Activities,” under the caption “Net Investment Hedge” is incorporated herein by reference.
Other Derivative Instruments
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 13, “Derivatives and Hedging Activities,” under the caption “Other Derivative Instruments” is incorporated herein by reference.

Foreign Currency Forward Contracts
At March 31, 2021, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 13, “Derivatives and Hedging Activities,” under the caption “Foreign Currency Forward Contracts Designated as Cash Flow Hedges” and “Foreign Currency Forward Contracts Not Designated as Hedges” is incorporated herein by reference. For further discussion about these contracts and other financial instruments, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”
Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements
We are subject to recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 2, “Recently Adopted and Issued Accounting Standards” which is contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes these new accounting standards and is incorporated herein by reference.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2020 Form 10-K. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2020 Form 10-K.
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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At March 31, 2021, we had no outstanding interest rate swaps, collars or options.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 13, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 14, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $44 million in the fair value of the total debt balance at March 31, 2021. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
Foreign Exchange Rates
Operations
As a large global organization, we face exposure to changes in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact our consolidated financial condition and results of operations in the future. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above for the impacts that foreign currency translation had on our operations.

Argentina
Economic events in Argentina, including the default on some of its international debt obligations, which have subsequently been renegotiated, exposed us to heightened levels of foreign currency exchange risks. Despite some recent debt restructuring, fluctuations in foreign exchange rates on the Argentine Peso continue to impact our financial results. As of July 1, 2018, Argentina was designated as a highly inflationary economy. We recognized a net foreign currency exchange loss of $1 million, in each of the three months ended March 31, 2021 and 2020, in other income, net on the Condensed Consolidated Statements of Operations, related to the designation of Argentina as a highly inflationary economy under U.S. GAAP. As of March 31, 2021, approximately 1% of our consolidated net sales were derived from our products sold in Argentina and our net assets include $9 million of cash and cash equivalents domiciled in Argentina. Also, as of March 31, 2021, our Argentina subsidiaries had cumulative translation losses of $24 million.

Russia
The U.S. and the European Union (EU) have imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities. Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products. These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however, they may limit the amount of future business the Company does with customers involved in activities in Russia. However, as of March 31, 2021, we do not anticipate these events will have a material impact to our 2021 results of operations. As of March 31, 2021, approximately 1% of our consolidated net sales were derived from products sold into Russia and our net assets include $10 million of cash and cash equivalents domiciled in Russia. Also, as of March 31, 2021, our Russia subsidiaries had cumulative translation losses of $40 million.
Brazil
Recent economic events in Brazil, including changes in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of March 31, 2021, we do not anticipate these events will have a material impact on our 2021 results of operations. As of March 31, 2021, approximately 2% of our consolidated net sales were derived from products sold into Brazil and net assets include $23 million of cash and cash equivalents domiciled in Brazil. Also, as of March 31, 2021, our Brazil subsidiaries had cumulative translation losses of $67 million.
United Kingdom
On January 31, 2020, the United Kingdom (UK) exited the EU (referred to as "Brexit"). The UK agreed to abide by EU rules during a transition period through December 31, 2020. Prior to the end of the transition period, the UK and the EU reached a deal related to future trade, customs, and mobility, among other topics. The deal generally provides continued free trade between the two parties, though increased checks and custom declarations. Over the last two years, we have deployed a cross-functional team to develop and implement changes to our operating model and legal entity structure to efficiently address challenges that may arise from Brexit.
As of March 31, 2021, we do not anticipate the above events will have a material impact on our 2021 results of operations. As of March 31, 2021, approximately 4% of our consolidated net sales were derived from products sold into the UK. Net assets in the UK include $4 million of cash and cash equivalents and $14 million in inventory. Also, as of March 31, 2021, our UK subsidiaries had cumulative translation losses of $44 million.
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at March 31, 2021 would have caused us to pay approximately $31 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
Our foreign currency forward contracts are described in Note 13, “Derivatives and Hedging Activities,” which is incorporated herein by reference.

Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The decrease in the translated value of the debt was $14 million, net of tax as of March 31, 2021 and is reflected in long-term debt on our Condensed Consolidated Balance Sheets.
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
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The U.S. dollar equivalent amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $519 million and $541 million at March 31, 2021 and December 31, 2020, respectively.
Customer Credit
We are exposed to credit risk from our customers. In the normal course of business, we extend credit to our customers if they satisfy pre-defined credit criteria. We maintain an allowance for credit losses on trade receivables for estimated losses resulting from the failure of our customers to make required payments. An additional allowance may be required if the financial condition of our customers deteriorates beyond our expected loss model. Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 17, “Commitments and Contingencies” under the captions “Settlement Agreement Tax Deduction” and “Environmental Matters” is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of our 2020 Form 10-K, as well as the information incorporated by reference in that item.
Item 1A.  Risk Factors.
Reference is made to Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for information concerning risks that may materially affect our business, financial condition or results of operations. There have been no significant changes to our risk factors since December 31, 2020.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(a) In March 2021, we transferred 633,875 shares of our common stock, par value $0.10 per share, from treasury to our 401(K) and Profit Sharing Plan as part of our 2020 profit sharing contribution. The issuance of such shares to the plan was not registered under the Securities Act of 1933, as amended, because such transaction did not involve an “offer” or “sale” of securities under Section 2(a)(3) of the Securities Act.

(c)     Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended March 31, 2021, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of December 31, 2020				$673,023,477
January 1, 2021 through January 31, 2021	24,800	$42.74	24,800	671,963,471
February 1, 2021 through February 28, 2021	1,195,438	$43.11	1,186,294	620,817,462
March 1, 2021 through March 31, 2021	2,748,908	$45.41	2,713,940	497,582,942
Total	3,969,146		3,925,034	$497,582,942

(1)On May 2, 2018, the Board of Directors increased the total authorization to repurchase the Company's issued and outstanding stock to $1.0 billion. This program has no expiration date and replaces the previous authorizations. From time to time we acquire shares by means of (i) open-market transactions, including through plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and privately negotiated transactions, including accelerated share repurchase programs, pursuant to our publicly announced program described above and (ii) shares withheld from awards under our Omnibus Incentive Plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan. We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable. For shares withheld for tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value.

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column (a)
	(a)	(b)
January 2021	—	$—
February 2021	9,144	$44.09
March 2021	34,968	$45.78
Total	44,112

Item 6.  Exhibits

Exhibit Number	Description
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

31.1	Certification of Edward L. Doheny II pursuant to Rule 13a-14(a), dated May 4, 2021.
31.2	Certification of Christopher J. Stephens, Jr. pursuant to Rule 13a-14(a), dated May 4, 2021.
32	Certification of Edward L. Doheny II and Christopher J. Stephens, Jr. pursuant to 18 U.S.C. § 1350, dated May 4, 2021.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: May 4, 2021	By:	/S/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)