Form 10-Q
period 2021-06-30
SEALED AIR CORP/DE
filed 2021-08-03
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 149,892,825 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of July 31, 2021.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In USD millions, except share and per share data)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$273.1	$548.7
Trade receivables, net of allowance for credit losses of $11.3 in 2021 and $11.7 in 2020	627.6	541.0
Income tax receivables	30.6	71.2
Other receivables	86.3	69.5
Inventories, net of inventory reserves of $26.0 in 2021 and $21.1 in 2020	730.7	596.7
Current assets held for sale	—	0.3
Prepaid expenses and other current assets	58.4	54.1
Total current assets	1,806.7	1,881.5
Property and equipment, net	1,202.8	1,189.7
Goodwill	2,220.9	2,222.6
Identifiable intangible assets, net	162.1	171.0
Deferred taxes	179.3	187.1
Operating lease right-of-use-assets	70.7	76.1
Other non-current assets	364.1	355.8
Total assets	$6,006.6	$6,083.8
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.4	$7.2
Current portion of long-term debt	22.9	22.3
Current portion of operating lease liabilities	23.7	24.3
Accounts payable	880.7	754.2
Accrued restructuring costs	7.8	12.2
Income tax payable	23.1	19.9
Other current liabilities	447.3	527.3
Total current liabilities	1,405.9	1,367.4
Long-term debt, less current portion	3,711.8	3,731.4
Long-term operating lease liabilities, less current portion	48.8	53.2
Deferred taxes	38.6	31.0
Other non-current liabilities	707.7	728.3
Total liabilities	5,912.8	5,911.3
Commitments and contingencies - Note 17
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2021 and 2020	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 232,455,721 in 2021 and 231,958,083 in 2020; shares outstanding: 149,888,950 in 2021 and 154,889,772 in 2020	23.2	23.2
Additional paid-in capital	2,103.7	2,093.0
Retained earnings	2,562.8	2,400.7
Common stock in treasury, 82,566,771 shares in 2021 and 77,068,311 shares in 2020	(3,651.1)	(3,380.9)
Accumulated other comprehensive loss, net of taxes	(944.8)	(963.5)
Total stockholders’ equity	93.8	172.5
Total liabilities and stockholders’ equity	$6,006.6	$6,083.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In USD millions, except per share data)	2021	2020	2021	2020
Net sales	$1,328.5	$1,151.2	$2,595.6	$2,325.1
Cost of sales	927.8	761.3	1,793.8	1,544.7
Gross profit	400.7	389.9	801.8	780.4
Selling, general and administrative expenses	192.0	184.5	380.9	378.6
Amortization expense of intangible assets	9.7	9.3	19.4	18.3
Restructuring charges	2.1	10.1	2.1	10.7
Operating profit	196.9	186.0	399.4	372.8
Interest expense, net	(42.1)	(43.3)	(85.2)	(87.7)
Other (expense) income, net	(0.4)	2.2	0.6	7.0
Earnings before income tax provision	154.4	144.9	314.8	292.1
Income tax provision	45.8	44.6	100.4	77.3
Net earnings from continuing operations	108.6	100.3	214.4	214.8
(Loss) Gain on sale of discontinued operations, net of tax	(0.5)	(0.2)	3.8	11.9
Net earnings	$108.1	$100.1	$218.2	$226.7
Basic:
Continuing operations	$0.71	$0.64	$1.40	$1.38
Discontinued operations	—	—	0.03	0.08
Net earnings per common share - basic	$0.71	$0.64	$1.43	$1.46
Diluted:
Continuing operations	$0.71	$0.64	$1.39	$1.38
Discontinued operations	—	—	0.03	0.08
Net earnings per common share - diluted	$0.71	$0.64	$1.42	$1.46
Weighted average number of common shares outstanding:
Basic	151.4	155.6	152.8	155.1
Diluted	152.7	155.9	154.0	155.4

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,						Six Months Ended June 30,
	2021			2020			2021			2020
(In USD millions)	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings			$108.1			$100.1			$218.2			$226.7
Other comprehensive income (loss):
Recognition of pension items	$1.7	$—	1.7	$1.5	$(0.4)	1.1	$3.4	$(1.9)	1.5	$2.8	$(0.7)	2.1
Unrealized (losses) gains on derivative instruments for net investment hedge	(7.2)	1.8	(5.4)	(7.7)	1.9	(5.8)	16.1	(4.0)	12.1	(1.7)	0.4	(1.3)
Unrealized gains (losses) on derivative instruments for cash flow hedge	1.7	(0.4)	1.3	(3.0)	0.8	(2.2)	4.3	(1.2)	3.1	3.1	(0.8)	2.3
Foreign currency translation adjustments	27.2	—	27.2	29.3	2.9	32.2	2.0	—	2.0	(84.9)	(2.2)	(87.1)
Other comprehensive income (loss)	$23.4	$1.4	24.8	$20.1	$5.2	25.3	$25.8	$(7.1)	18.7	$(80.7)	$(3.3)	(84.0)
Comprehensive income, net of taxes			$132.9			$125.4			$236.9			$142.7

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

(In USD millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Equity (Deficit)
Balance at March 31, 2021	$23.2	$2,090.8	$2,485.6	$(3,528.6)	$(969.6)	$101.4
Effect of share-based incentive compensation	—	12.9	—	—	—	12.9
Repurchases of common stock	—	—	—	(122.5)	—	(122.5)
Recognition of pension items, net of taxes	—	—	—	—	1.7	1.7
Foreign currency translation adjustments	—	—	—	—	27.2	27.2
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(4.1)	(4.1)
Net earnings	—	—	108.1	—	—	108.1
Dividends on common stock ($0.20 per share)	—	—	(30.9)	—	—	(30.9)
Balance at June 30, 2021	$23.2	$2,103.7	$2,562.8	$(3,651.1)	$(944.8)	$93.8

Balance at December 31, 2020	$23.2	$2,093.0	$2,400.7	$(3,380.9)	$(963.5)	$172.5
Effect of share-based incentive compensation	—	10.5	—	—	—	10.5
Stock issued for profit sharing contribution paid in stock	—	0.2	—	27.8	—	28.0
Repurchases of common stock	—	—	—	(298.0)	—	(298.0)
Recognition of pension items, net of taxes	—	—	—	—	1.5	1.5
Foreign currency translation adjustments	—	—	—	—	2.0	2.0
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	15.2	15.2
Net earnings	—	—	218.2	—	—	218.2
Dividends on common stock ($0.36 per share)	—	—	(56.1)	—	—	(56.1)
Balance at June 30, 2021	$23.2	$2,103.7	$2,562.8	$(3,651.1)	$(944.8)	$93.8

Balance at March 31, 2020	$23.2	$2,059.6	$2,099.9	$(3,346.3)	$(1,018.3)	$(181.9)
Effect of share-based incentive compensation	—	11.3	—	—	—	11.3
Recognition of pension items, net of taxes	—	—	—	—	1.1	1.1
Foreign currency translation adjustments	—	—	—	—	32.2	32.2
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(8.0)	(8.0)
Net earnings	—	—	100.1	—	—	100.1
Dividends on common stock ($0.16 per share)	—	—	(24.9)	—	—	(24.9)
Balance at June 30, 2020	$23.2	$2,070.9	$2,175.1	$(3,346.3)	$(993.0)	$(70.1)

Balance at December 31, 2019	$23.2	$2,073.5	$1,998.5	$(3,382.4)	$(909.0)	$(196.2)
Effect of share-based incentive compensation	—	9.1	—	—	—	9.1
Stock issued for profit sharing contribution paid in stock	—	(11.7)	—	36.1	—	24.4
Recognition of pension items, net of taxes	—	—	—	—	2.1	2.1
Foreign currency translation adjustments	—	—	—	—	(87.1)	(87.1)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	1.0	1.0
Net earnings	—	—	226.7	—	—	226.7
Dividends on common stock ($0.32 per share)	—	—	(50.1)	—	—	(50.1)
Balance at June 30, 2020	$23.2	$2,070.9	$2,175.1	$(3,346.3)	$(993.0)	$(70.1)
See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In USD millions)	2021	2020
Net earnings	$218.2	$226.7
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	91.2	85.9
Share-based incentive compensation	23.0	19.2
Profit sharing expense	11.6	14.1
Provisions for bad debt	0.9	2.6
Provisions for inventory obsolescence	6.6	3.2
Deferred taxes, net	4.5	1.8
Net gain on sale of business	(1.7)	(12.1)
Other non-cash items	3.4	7.8
Changes in operating assets and liabilities:
Trade receivables, net	(92.9)	(26.0)
Inventories, net	(144.8)	(88.1)
Accounts payable	130.5	2.1
Customer advance payments	4.9	12.0
Income tax receivable/payable	44.3	48.7
Other assets and liabilities	(100.2)	(84.9)
Net cash provided by operating activities	$199.5	$213.0
Cash flows from investing activities:
Capital expenditures	(97.1)	(83.6)
Receipts associated with sale of business and property and equipment	1.1	5.2
Business acquired, net of cash acquired	(0.1)	4.2
Payments associated with debt and equity investments	(15.0)	—
Investment in marketable securities	—	12.9
Settlement of foreign currency forward contracts	8.0	(5.9)
Proceeds of Corporate Owned Life Insurance	7.7	—
Net cash used in investing activities	$(95.4)	$(67.2)
Cash flows from financing activities:
Net payments of short-term borrowings	(6.8)	(20.4)
Proceeds from long-term debt	1.3	—
Payments of long-term debt	(5.7)	—
Dividends paid on common stock	(56.1)	(50.7)
Impact of tax withholding on share-based compensation	(14.0)	(11.2)
Repurchases of common stock	(299.5)	—
Principal payments related to financing leases	(5.1)	(5.9)
Net cash used in financing activities	$(385.9)	$(88.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$6.2	$(30.3)
Cash Reconciliation:
Cash and cash equivalents	548.7	262.4
Restricted cash and cash equivalents	—	—
Balance, beginning of period	$548.7	$262.4
Net change during the period	(275.6)	27.3
Cash and cash equivalents	273.1	289.7
Restricted cash and cash equivalents	—	—
Balance, end of period	$273.1	$289.7
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$89.4	$97.5
Income tax payments, net of cash refunds	$35.3	$31.4
Restructuring payments including associated costs	$10.6	$43.9
Non-cash items:
Transfers of shares of common stock from treasury for profit-sharing contributions	$28.0	$24.4
See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 Organization and Basis of Presentation
Organization
We are a leading global provider of packaging materials, equipment and systems, and services. Our portfolio of packaging solutions includes CRYOVAC® brand food packaging, SEALED AIR® brand protective packaging, AUTOBAG® brand automated packaging, BUBBLE WRAP® brand packaging and SEETM Automation solutions. Our packaging solutions are sold to an array of end markets including protein, foods, fluids, medical and life sciences, pet care, eCommerce and logistics, and industrials. Sealed Air provides solutions integrating packaging materials, automated equipment and systems, and services, which enable our customers to automate, reduce waste, simplify processes, and remove people from harm's way. We are investing in innovations that bring the industry toward a more sustainable future while providing food safety and security and product protection. We have established leading market positions through our differentiated packaging materials; automated equipment, systems and services; iconic brands; well-established customer relationships and global scale and market access.
We conduct substantially all of our business through two wholly-owned subsidiaries, Cryovac, LLC and Sealed Air Corporation (US). Throughout this report, when we refer to “Sealed Air,” the “Company,” “we,” “our,” or “us,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise.
Basis of Presentation
Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our Condensed Consolidated Balance Sheet as of June 30, 2021 and our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 have been made. The results set forth in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Some prior period amounts, including the geographic regions described below, have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our condensed consolidated financial condition, results of operations or cash flows. All amounts are in millions, except per share amounts, and approximate due to rounding. All amounts are presented in U.S. dollar, unless otherwise specified.
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
Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into U.S. dollars using the current exchange rate available to us. The impact of any changes in the exchange rate are reflected within Other (expense) income, net on the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2021, the Company recorded a $0.5 million and $1.9 million remeasurement loss, respectively, and a $1.2 million and $2.1 million remeasurement loss for the three and six months ended June 30, 2020, respectively.
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
Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. Revenue recognized for the three and six months ended June 30, 2021 from performance obligations satisfied in previous reporting periods was $1.0 million and $0.8 million, respectively, and $1.2 million and $2.2 million for the three and six months ended June 30, 2020, respectively.
The Company does not adjust consideration in contracts with customers for the effects of a significant financing component if the Company expects that the period between transfer of a good or service and payment for that good or service will be one year or less. This is expected to be the case for the majority of the Company's contracts.

Lease components within contracts with customers are recognized in accordance with ASC 842.

Disaggregated Revenue
For the three and six months ended June 30, 2021 and 2020, revenues from contracts with customers summarized by Segment and Geography were as follows:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(In millions)	Food	Protective	Total	Food	Protective	Total
Americas	$458.4	$373.3	$831.7	$893.2	$721.4	$1,614.6
EMEA	168.1	133.5	301.6	320.0	262.0	582.0
APAC	101.5	83.5	185.0	211.4	170.3	381.7
Topic 606 Segment Revenue	728.0	590.3	1,318.3	1,424.6	1,153.7	2,578.3
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	8.7	1.5	10.2	14.3	3.0	17.3
Total	$736.7	$591.8	$1,328.5	$1,438.9	$1,156.7	$2,595.6

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(In millions)	Food	Protective	Total	Food	Protective	Total
Americas	$424.5	$311.6	$736.1	$875.1	$623.5	$1,498.6
EMEA	150.2	87.9	238.1	291.9	191.4	483.3
APAC	92.3	77.1	169.4	186.2	143.8	330.0
Topic 606 Segment Revenue	667.0	476.6	1,143.6	1,353.2	958.7	2,311.9
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	6.2	1.4	7.6	10.3	2.9	13.2
Total	$673.2	$478.0	$1,151.2	$1,363.5	$961.6	$2,325.1
Contract Balances
The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned, with the exception of equipment accruals, which can be used to purchase both automated and standard range equipment. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the materials transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and when the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The following contract assets and liabilities are included within Prepaid expenses and other current assets, Other current liabilities, or Other non-current liabilities in our Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020:

(In millions)	June 30, 2021	December 31, 2020
Contract assets	$1.2	$1.4
Contract liabilities	$19.0	$20.3
The contract liability balances represent deferred revenue, primarily related to equipment accruals. Revenue recognized in the three and six months ended June 30, 2021 that was included in the contract liability balance at the beginning of the period was $2.8 million and $8.6 million, respectively, and $0.4 million and $5.3 million in the three and six months ended June 30, 2020, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.
Remaining Performance Obligations
The following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of June 30, 2021, as well as the expected timing of recognition of that transaction price.

(In millions)	June 30, 2021	December 31, 2020
Short-Term (12 months or less)(1)	$16.2	$7.3
Long-Term	2.8	13.0
Total transaction price	$19.0	$20.3

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
All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our lease receivable balances at June 30, 2021 and December 31, 2020 were as follows:

(In millions)	June 30, 2021	December 31, 2020
Short-Term (12 months or less)	$5.8	$5.4
Long-Term	12.8	11.9
Total lease receivables (Sales-type and Operating)	$18.6	$17.3
Lessee
Sealed Air has contractual obligations as a lessee with respect to warehouses, offices, manufacturing facilities, IT equipment, automobiles, and material production equipment.
The following table details our lease obligations included in our Condensed Consolidated Balance Sheets.

(In millions)	June 30, 2021	December 31, 2020
Other non-current assets:
Finance leases - ROU assets	$58.5	$58.2
Finance leases - Accumulated depreciation	(23.9)	(22.6)
Operating lease right-of-use-assets:
Operating leases - ROU assets	132.8	127.4
Operating leases - Accumulated depreciation	(62.1)	(51.3)
Total lease assets	$105.3	$111.7
Current portion of long-term debt:
Finance leases	$(11.2)	(10.5)
Current portion of operating lease liabilities:
Operating leases	(23.7)	(24.3)
Long-term debt, less current portion:
Finance leases	(21.8)	(23.9)
Long-term operating lease liabilities, less current portion:
Operating leases	(48.8)	(53.2)
Total lease liabilities	$(105.5)	$(111.9)

At June 30, 2021, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(In millions)	Finance leases	Operating leases
Remainder of 2021	$6.7	$14.0
2022	10.0	22.1
2023	6.3	15.8
2024	2.4	10.3
2025	1.9	7.0
Thereafter	11.8	12.2
Total lease payments	39.1	81.4
Less: Interest	(6.1)	(8.9)
Present value of lease liabilities	$33.0	$72.5
The following lease cost is included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Lease cost(1)
Finance leases
Amortization of ROU assets	$2.6	$2.8	$5.2	$5.5
Interest on lease liabilities	0.4	0.4	0.8	0.9
Operating leases	7.6	7.8	15.3	15.9
Short-term lease cost	1.4	0.8	2.5	1.7
Variable lease cost	0.8	1.2	2.7	2.8
Total lease cost	$12.8	$13.0	$26.5	$26.8

(1) With the exception of Interest on lease liabilities, we record lease costs to Cost of sales or Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations, depending on the use of the leased asset. Interest on lease liabilities is recorded to Interest expense, net on the Condensed Consolidated Statements of Operations.
The following table details cash paid related to operating and financing leases included in our Condensed Consolidated Statements of Cash Flows and new ROU assets included in our Condensed Consolidated Balance Sheets:

	Six Months Ended June 30,
(In millions)	2021	2020
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$2.4	$2.3
Operating cash flows - operating leases	$15.5	$17.5
Financing cash flows - finance leases	$5.1	$5.9

ROU assets obtained in exchange for new finance lease liabilities	$4.2	$5.1
ROU assets obtained in exchange for new operating lease liabilities	$9.2	$9.0

	Six Months Ended June 30,
	2021	2020
Weighted average information:
Finance leases
Remaining lease term (in years)	5.9	6.1
Discount rate	4.6%	4.8%
Operating leases
Remaining lease term (in years)	4.5	4.8
Discount rate	4.8%	5.1%

Note 5 Segments
The Company’s segment reporting structure consists of two reportable segments as follows and a Corporate category:
•Food; and
•Protective.
The Company’s Food and Protective segments are considered reportable segments under ASC Topic 280. Our reportable segments are aligned with similar groups of products. Corporate includes certain costs that are not allocated to the reportable segments. The Company evaluates performance of the reportable segments based on the results of each segment. The performance metric used by the Company's chief operating decision maker to evaluate performance of our reportable segments is Segment Adjusted EBITDA. The Company allocates expense to each segment based on various factors including direct usage of resources, allocation of headcount, allocation of software licenses or, in cases where costs are not clearly delineated, costs may be allocated on portion of either net trade sales or an expense factor such as cost of sales.
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
The following tables show Net Sales and Segment Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net Sales:
Food	$736.7	$673.2	$1,438.9	$1,363.5
As a % of Total Company net sales	55.5%	58.5%	55.4%	58.6%
Protective	591.8	478.0	1,156.7	961.6
As a % of Total Company net sales	44.5%	41.5%	44.6%	41.4%
Total Company Net Sales	$1,328.5	$1,151.2	$2,595.6	$2,325.1

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Segment Adjusted EBITDA:
Food Adjusted EBITDA	$158.1	$169.1	$315.0	$325.4
Food Adjusted EBITDA Margin	21.5%	25.1%	21.9%	23.9%
Protective Adjusted EBITDA	107.3	91.5	217.2	184.3
Protective Adjusted EBITDA Margin	18.1%	19.1%	18.8%	19.2%
Segment Adjusted EBITDA	$265.4	$260.6	$532.2	$509.7
The following table shows a reconciliation of Segment Adjusted EBITDA to Earnings before income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Food Adjusted EBITDA	$158.1	$169.1	$315.0	$325.4
Protective Adjusted EBITDA	107.3	91.5	217.2	184.3
Corporate Adjusted EBITDA	(2.3)	(0.7)	(0.9)	3.4
Interest expense, net	(42.1)	(43.3)	(85.2)	(87.7)
Depreciation and amortization(1)	(58.2)	(53.4)	(115.1)	(104.9)
Special Items:
Restructuring charges(2)	(2.1)	(10.1)	(2.1)	(10.7)
Other restructuring associated costs(3)	(4.8)	(3.8)	(10.1)	(7.8)
Foreign currency exchange loss due to highly inflationary economies	(0.6)	(1.2)	(2.0)	(2.1)
Charges related to acquisition and divestiture activity	(0.8)	(1.2)	(1.1)	(4.1)
Other Special Items	(0.1)	(2.0)	(0.9)	(3.7)
Pre-tax impact of Special Items	(8.4)	(18.3)	(16.2)	(28.4)
Earnings before income tax provision	$154.4	$144.9	$314.8	$292.1

(1)Depreciation and amortization by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Food	$32.7	$30.2	$64.4	$59.2
Protective	25.5	23.2	50.7	45.7
Total Company depreciation and amortization(i)	$58.2	$53.4	$115.1	$104.9

(i)    Includes share-based incentive compensation of $12.3 million and $23.8 million for the three and six months ended June 30, 2021, respectively, and $10.5 million and $19.0 million for the three and six months ended June 30, 2020, respectively.

(2)Restructuring charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Food	$1.3	$4.9	$1.1	$5.2
Protective	0.8	5.2	1.0	5.5
Total Company restructuring charges	$2.1	$10.1	$2.1	$10.7
(3)Restructuring associated costs for the three months ended June 30, 2021 primarily relate to fees paid to third-party consultants in support of the Reinvent SEE business transformation. Restructuring associated costs for the six months ended June 30, 2021 also includes a one-time, non-cash cumulative translation adjustment loss (CTA) recognized due to the wind-up of one of our legal entities. Restructuring associated costs for the three and six months ended June 30, 2020, primarily relate to fees paid to third-party consultants in support of the Reinvent SEE business transformation.

Assets by Reportable Segments

The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventory, net; property and equipment, net; goodwill; intangible assets, net; and leased systems, net.

(In millions)	June 30, 2021	December 31, 2020
Assets allocated to segments:
Food	$2,147.1	$2,019.1
Protective	2,891.7	2,795.4
Total segments	5,038.8	4,814.5
Assets not allocated:
Cash and cash equivalents	$273.1	$548.7
Assets held for sale	—	0.3
Income tax receivables	30.6	71.2
Other receivables	86.3	69.5
Deferred taxes	179.3	187.1
Other	398.5	392.5
Total	$6,006.6	$6,083.8

Note 6 Inventories, net

The following table details our inventories, net:

(In millions)	June 30, 2021	December 31, 2020
Raw materials	$154.1	$113.8
Work in process	162.2	139.7
Finished goods	414.4	343.2
Total	$730.7	$596.7

Note 7 Property and Equipment, net

The following table details our property and equipment, net:

(In millions)	June 30, 2021	December 31, 2020
Land and improvements	$50.7	$50.8
Buildings	788.6	786.5
Machinery and equipment	2,563.0	2,543.5
Other property and equipment	136.7	133.5
Construction-in-progress	171.3	150.1
Property and equipment, gross	3,710.3	3,664.4
Accumulated depreciation and amortization	(2,507.5)	(2,474.7)
Property and equipment, net	$1,202.8	$1,189.7
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Interest cost capitalized	$1.7	$1.3	$3.2	$3.2
Depreciation and amortization expense for property and equipment	$36.0	$33.6	$71.9	$67.6

Note 8 Goodwill and Identifiable Intangible Assets, net
Goodwill
The following table shows our goodwill balances by reportable segment. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Since the date of our last annual goodwill impairment assessment, we have not identified any changes in circumstances that would indicate the carrying value of goodwill is not recoverable.
Allocation of Goodwill to Reporting Segment
The following table shows our goodwill balances by reportable segment:

(In millions)	Food	Protective	Total
Gross Carrying Value at December 31, 2020	$579.7	$1,833.6	$2,413.3
Accumulated impairment(1)	(49.5)	(141.2)	(190.7)
Carrying Value at December 31, 2020	$530.2	$1,692.4	$2,222.6
Currency translation	0.7	(2.4)	(1.7)
Carrying Value at June 30, 2021	$530.9	$1,690.0	$2,220.9

(1)There was no change to our accumulated impairment balance during the six months ended June 30, 2021.
Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives. As of June 30, 2021, there were no impairment indicators present.

	June 30, 2021			December 31, 2020
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$104.5	$(40.0)	$64.5	$105.2	$(37.2)	$68.0
Trademarks and tradenames	31.3	(10.0)	21.3	31.3	(8.5)	22.8
Software	115.8	(80.7)	35.1	104.7	(69.7)	35.0
Technology	65.4	(35.5)	29.9	66.7	(33.0)	33.7
Contracts	13.6	(11.2)	2.4	13.6	(11.0)	2.6
Total intangible assets with definite lives	330.6	(177.4)	153.2	321.5	(159.4)	162.1
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$339.5	$(177.4)	$162.1	$330.4	$(159.4)	$171.0
The following table shows the remaining estimated future amortization expense at June 30, 2021.

Year	Amount (In millions)
Remainder of 2021	$20.4
2022	29.1
2023	22.3
2024	15.6
2025	13.9
Thereafter	51.9
Total	$153.2

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
Note 9 Accounts Receivable Securitization Programs

U.S. Accounts Receivable Securitization Program
We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to a wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables to two banks and issuers of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries. Any transfers of fractional ownership interests of receivables under the U.S. receivables securitization program to the two banks and issuers of commercial paper administered by these banks are considered secured borrowings with pledge of collateral and will be classified as short-term borrowings on our Condensed Consolidated Balance Sheets. These banks do not have any recourse against the general credit of the Company. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There were no borrowings or corresponding net trade receivables maintained as collateral as of June 30, 2021 or December 31, 2020.
As of June 30, 2021, the maximum purchase limit for receivable interests was $50.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $50.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of June 30, 2021, the amount available to us under the program was $48.4 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a decline in the amounts available to us under the program or termination of the program.

The program expires annually in the fourth quarter and is renewable.
European Accounts Receivable Securitization Program
We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks, and issuers of commercial paper administered by these banks. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV and are exposed to the risk of uncollectible receivables held by the SPV. Therefore, the SPV is consolidated in our Condensed Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as short-term borrowings on our Condensed Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There were no borrowings or corresponding net trade receivables maintained as collateral as of June 30, 2021 or December 31, 2020.
As of June 30, 2021, the maximum purchase limit for receivable interests was €80.0 million ($95.2 million equivalent at June 30, 2021), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of June 30, 2021, the amount available under this program before utilization was €80.0 million ($95.2 million equivalent as of June 30, 2021).
This program expires annually in the third quarter and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of June 30, 2021 and December 31, 2020, there were no outstanding borrowings under our U.S. or European programs. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. There was no interest paid for these programs for the three and six months ended June 30, 2021 and $0.2 million and $0.3 million for the three and six months ended June 30, 2020, respectively.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at June 30, 2021.
Note 10 Accounts Receivable Factoring Agreements
The Company has entered into factoring agreements and customers' supply chain financing arrangements to sell certain trade receivables to unrelated third-party financial institutions. These programs are entered into in the normal course of business. We account for these transactions in accordance with ASC Topic 860, "Transfers and Servicing" ("ASC 860"). ASC 860 allows for the ownership transfer of accounts receivable to qualify for true-sale treatment when the appropriate criteria is met, which permits the balances sold under the program to be excluded from Trade receivables, net on the Condensed Consolidated Balance Sheets. Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has no continuing involvement in the transferred receivables. In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold.
Gross amounts factored under this program for the six months ended June 30, 2021 and 2020 were $305.1 million and $222.0 million, respectively. The fees associated with the transfer of receivables for all programs were approximately $0.8 million and $1.7 million for the three and six months ended June 30, 2021 and $0.4 million and $1.0 million for the three and six months ended June 30, 2020, respectively.

Note 11 Restructuring Activities
For the three and six months ended June 30, 2021, the Company incurred $2.1 million of restructuring charges. The Company incurred $4.8 million and $10.1 million of other costs associated with our restructuring program for the three and six months ended June 30, 2021. These charges were incurred in connection with the Company’s Reinvent SEE business transformation.
The restructuring program (“Program”) is defined as the initiatives associated with our Reinvent SEE business transformation, which is a three-year program approved by the Board of Directors in December 2018. Spend associated with our previously existing restructuring programs at the time of Reinvent SEE’s approval was substantially completed as of December 31, 2020, and therefore these spend amounts are no longer included in the restructuring program totals below. The Company expects restructuring activities associated with the Program to be substantially completed by the end of 2021.
The Board of Directors has approved cumulative restructuring spend of $190 million to $220 million for the Program. Restructuring spend is estimated to be incurred as follows:

(In millions)	Total Restructuring Program Range		Less Cumulative Spend to Date	Remaining Restructuring Spend
	Low	High		Low	High
Costs of reduction in headcount as a result of reorganization	$65	$75	$(62)	$3	$13
Other expenses associated with the Program	120	130	(93)	27	37
Total expense	$185	$205	$(155)	$30	$50
Capital expenditures	5	15	(4)	1	11
Total estimated cash cost(1)	$190	$220	$(159)	$31	$61

(1)    Total estimated cash cost excludes the impact of proceeds expected from the sale of property and equipment and foreign currency impact.
The following table details our aggregate restructuring activities incurred under the Company's Program or prior restructuring programs at the time the expense was recorded as reflected in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Other associated costs	$4.8	$3.8	$10.1	$7.8
Restructuring charges	2.1	10.1	2.1	10.7
Total charges	$6.9	$13.9	$12.2	$18.5
Capital expenditures	$2.1	$—	$3.3	$0.2
The aggregate restructuring accrual, spending and other activity for the six months ended June 30, 2021 and the accrual balance remaining at June 30, 2021 related to these programs were as follows:

(In millions)
Restructuring accrual at December 31, 2020	$14.3
Accrual and accrual adjustments	2.1
Cash payments during 2021	(6.5)
Effect of changes in foreign currency exchange rates	(0.3)
Restructuring accrual at June 30, 2021(1)	$9.6

(1)    The restructuring accrual as of June 30, 2021 includes the balance related to the Reinvent SEE business transformation, as well as an accrual of $2.0 million for a restructuring program related to recent acquisitions. We did not incur any restructuring charges related to the program associated with recent acquisitions for the three and six months ended June 30, 2021 and 2020, respectively.

We expect to pay $7.8 million of the accrual balance remaining at June 30, 2021 within the next twelve months. This amount is included in accrued restructuring costs on the Condensed Consolidated Balance Sheets at June 30, 2021. The remaining accrual of $1.8 million, primarily related to restructuring for recent acquisitions, is expected to be paid in periods including, and beyond, 2022. These amounts are included in other non-current liabilities on our Condensed Consolidated Balance Sheets at June 30, 2021.
One of the components of the Reinvent SEE business transformation was to enhance the operational efficiency of the Company by acting as “One SEE”. The program was approved by our Board of Directors as a consolidated program benefiting both Food and Protective, and accordingly the expected program spend by reporting segment is not available. However, of the remaining restructuring accrual at $9.6 million as of June 30, 2021, $4.3 million was attributable to Food and $5.3 million was attributable to Protective.
Note 12 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth in the following table:

(In millions)	Interest rate	June 30, 2021	December 31, 2020
Short-term borrowings(1)		$0.4	$7.2
Current portion of long-term debt(2)		22.9	22.3
Total current debt		23.3	29.5
Term Loan A due August 2022		474.8	474.7
Term Loan A due July 2023		203.8	208.6
Senior Notes due December 2022	4.875%	423.7	423.3
Senior Notes due April 2023	5.250%	423.3	422.9
Senior Notes due September 2023	4.500%	474.4	490.2
Senior Notes due December 2024	5.125%	422.5	422.1
Senior Notes due September 2025	5.500%	398.0	397.8
Senior Notes due December 2027	4.000%	421.1	420.9
Senior Notes due July 2033	6.875%	446.1	446.0
Other(2)		24.1	24.9
Total long-term debt, less current portion(3)		3,711.8	3,731.4
Total debt(4)		$3,735.1	$3,760.9

(1)Short-term borrowings of $0.4 million and $7.2 million at June 30, 2021 and December 31, 2020, respectively, were comprised of short-term borrowings from various lines of credit.
(2)Current portion of long-term debt includes finance lease liabilities of $11.2 million and $10.5 million at June 30, 2021 and December 31, 2020, respectively. Other debt includes long-term liabilities associated with our finance leases of $21.8 million and $23.9 million at June 30, 2021 and December 31, 2020, respectively. See Note 4, "Leases," for additional information on finance and operating lease liabilities.
(3)Amounts are shown net of unamortized discounts and issuance costs of $17.7 million as of June 30, 2021 and $20.1 million as of December 31, 2020.
(4)As of June 30, 2021, our weighted average interest rate on our short-term borrowings outstanding was 5.0% and on our long-term debt outstanding was 4.4%. As of December 31, 2020, our weighted average interest rate on our short-term borrowings outstanding was 2.2% and on our long-term debt outstanding was 4.4%.
Lines of Credit
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including our revolving credit facility, and the amounts available under our accounts receivable securitization programs.

(In millions)	June 30, 2021	December 31, 2020
Used lines of credit(1)	$0.4	$7.2
Unused lines of credit	1,308.6	1,312.0
Total available lines of credit(2)	$1,309.0	$1,319.2

(1)Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.
(2)Of the total available lines of credit, $1,143.6 million was committed as of June 30, 2021.
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Our senior secured credit facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio to EBITDA. We were in compliance with the above financial covenants and limitations at June 30, 2021.
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
Net unrealized after-tax gains/losses related to cash flow hedging activities that were included in AOCL were a $1.2 million gain and a $3.4 million gain for the three and six months ended June 30, 2021, respectively, and a $2.2 million loss and $2.8 million gain for the three and six months ended June 30, 2020, respectively. The unrealized amount in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $0.4 million of net unrealized gains related to cash flow hedging activities included in AOCL will be reclassified into earnings within the next twelve months.

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

Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At June 30, 2021 and December 31, 2020, we had no outstanding interest rate swaps.

Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The decrease in the translated value of the debt was $26.0 million ($19.5 million, net of tax) as of June 30, 2021 and is reflected in AOCL on our Condensed Consolidated Balance Sheets.
For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, changes in fair values of the derivative instruments are recognized in unrealized net gain or loss on derivative instruments for net investment hedge, a component of AOCL, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in other (expense) income, net on the Condensed Consolidated Statements of Operations.
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
The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow Hedge		Non-Designated as Hedging Instruments		Total
(In millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Derivative Assets
Foreign currency forward contracts and options	$1.3	$—	$1.8	$7.3	$3.1	$7.3
Total Derivative Assets	$1.3	$—	$1.8	$7.3	$3.1	$7.3

Derivative Liabilities
Foreign currency forward contracts	$(0.3)	$(2.8)	$(1.0)	$(4.2)	$(1.3)	$(7.0)
Total Derivative Liabilities(1)	$(0.3)	$(2.8)	$(1.0)	$(4.2)	$(1.3)	$(7.0)
Net Derivatives(2)	$1.0	$(2.8)	$0.8	$3.1	$1.8	$0.3

(1)Excludes €400.0 million of euro-denominated debt ($474.4 million equivalent at June 30, 2021 and $490.2 million equivalent at December 31, 2020), which is designated as a net investment hedge.
(2)The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities
(In millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Gross position	$3.1	$7.3	$(1.3)	$(7.0)
Impact of master netting agreements	(1.2)	(2.3)	1.2	2.3
Net amounts recognized on the Condensed Consolidated Balance Sheets	$1.9	$5.0	$(0.1)	$(4.7)

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

		Amount of (Loss) Gain Recognized in Earnings on Derivatives
	Location of (Loss) Gain Recognized on	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	Condensed Consolidated Statements of Operations	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$(0.8)	$2.0	$(4.2)	$3.1
Treasury locks	Interest expense, net	0.1	0.1	0.1	0.1
Sub-total cash flow hedges		(0.7)	2.1	(4.1)	3.2
Derivatives not designated as hedging instruments:
Foreign currency forward and option contracts	Other (expense) income, net	3.4	(1.6)	5.6	(2.4)
Total		$2.7	$0.5	$1.5	$0.8

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

	June 30, 2021
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$48.6	$48.6	$—	$—
Derivative financial and hedging instruments net asset:
Foreign currency forward and option contracts	$1.8	$—	$1.8	$—

	December 31, 2020
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$235.1	$235.1	$—	$—
Derivative financial and hedging instruments net asset:
Foreign currency forward and option contracts	$0.3	$—	$0.3	$—
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
Foreign currency forward contracts and options are included in Prepaid expenses and other current assets and Other current liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.
Equity Investments
Sealed Air maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity investments that do not have readily determinable fair values. We do not exercise significant influence over these companies. The following carrying value of these investments were included within Other non-current assets in our Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020:

(In millions)	June 30, 2021	December 31, 2020
Carrying value at the beginning of period	$25.4	$7.5
Purchases	14.7	2.6
Impairments or downward adjustments	—	—
Upward adjustments(1)	—	15.1
Currency translation on investments	(0.3)	0.2
Carrying value at the end of period	$39.8	$25.4

(1)The upward fair value adjustment in the year ended December 31, 2020 was recorded during the fourth quarter, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321.
There have been no cumulative impairments or downward adjustments on any of the equity investments above, as of June 30, 2021. The cumulative upward adjustments of the equity investments as of June 30, 2021 and December 31, 2020, was $15.1 million.
During the fourth quarter of 2020, Sealed Air made an additional investment in one of our investees of $5.7 million, based on the balance sheet foreign exchange rate as of December 31, 2020. The equity issuance by the investee was subject to customary regulatory and statutory approval which was received during the three months ended March 31, 2021. This investment has converted to equity and is held as an equity investment valued under the measurement alternative in ASC 321 as of June 30, 2021.Additionally, during the three months ended June 30, 2021, Sealed Air made an additional investment in a separate investee of $9.0 million. The investment continues to be accounted for under the measurement alternative of ASC 321 and Sealed Air did not gain significant influence over the investee with the subsequent investment.

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
The table below shows the carrying amounts and estimated fair values of our debt, excluding our lease liabilities.

		June 30, 2021		December 31, 2020
(In millions)	Interest rate	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A Facility due August 2022		$474.8	$474.8	$474.7	$474.7
Term Loan A Facility due July 2023(1)		215.2	215.2	220.0	220.0
Senior Notes due December 2022	4.875%	423.7	442.5	423.3	446.0
Senior Notes due April 2023	5.250%	423.3	449.2	422.9	450.8
Senior Notes due September 2023(1)	4.500%	474.4	514.0	490.2	537.5
Senior Notes due December 2024	5.125%	422.5	463.2	422.1	466.8
Senior Notes due September 2025	5.500%	398.0	446.2	397.8	446.7
Senior Notes due December 2027	4.000%	421.1	451.2	420.9	453.6
Senior Notes due July 2033	6.875%	446.1	573.5	446.0	594.4
Other borrowings(1)		3.0	3.0	8.8	9.1
Total debt(2)		$3,702.1	$4,032.8	$3,726.7	$4,099.6

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

Note 15 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
The following tables show the components of net periodic benefit (income) cost for our defined benefit pension plans for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit (income) cost:
Service cost	$0.1	$1.3	$1.4	$0.1	$1.1	$1.2
Interest cost	0.8	2.2	3.0	1.4	2.9	4.3
Expected return on plan assets	(2.2)	(4.6)	(6.8)	(2.3)	(5.0)	(7.3)
Amortization of net prior service cost	—	—	—	—	0.1	0.1
Amortization of net actuarial loss	0.6	1.3	1.9	0.3	1.2	1.5
Net periodic (income) cost	(0.7)	0.2	(0.5)	(0.5)	0.3	(0.2)
Cost of settlement	—	0.1	0.1	—	0.1	0.1
Total benefit (income) cost	$(0.7)	$0.3	$(0.4)	$(0.5)	$0.4	$(0.1)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit (income) cost:
Service cost	$0.1	$2.6	$2.7	$0.1	$2.2	$2.3
Interest cost	1.7	4.4	6.1	2.7	5.9	8.6
Expected return on plan assets	(4.4)	(9.3)	(13.7)	(4.5)	(10.0)	(14.5)
Amortization of net prior service cost	—	0.1	0.1	—	0.1	0.1
Amortization of net actuarial loss	1.2	2.6	3.8	0.7	2.4	3.1
Net periodic (income) cost	(1.4)	0.4	(1.0)	(1.0)	0.6	(0.4)
Cost of settlement	—	0.2	0.2	—	0.1	0.1
Total benefit (income) cost	$(1.4)	$0.6	$(0.8)	$(1.0)	$0.7	$(0.3)
The following table shows the components of net periodic benefit cost for our other post-retirement employee benefit plans for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Components of net periodic benefit cost:
Interest cost	$0.2	$0.2	$0.3	$0.5
Amortization of net prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of net actuarial gain	(0.1)	(0.1)	(0.1)	(0.1)
Net periodic benefit cost	$—	$—	$—	$0.2

Note 16 Income Taxes

U.S. Legislation
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
The American Rescue Plan Act of 2021 (“Rescue Act”) was signed into law on March 11, 2021 and includes additional COVID-19 related tax relief for some individuals and businesses.
The enactment of the Rescue Act and the CARES Act did not result in any material adjustments to our income tax provision for the three and six months ended June 30, 2021 or June 30, 2020.
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
Our effective income tax rate was 29.7% and 31.9%, respectively, for the three and six months ended June 30, 2021. In addition to the above referenced items, the Company's effective income tax rate for the three and six months ended June 30, 2021 was unfavorably impacted by legislative and administrative changes to enacted foreign statutes.
Our effective income tax rate was 30.8% and 26.5%, respectively, for the three and six months ended June 30, 2020. In addition to the above referenced items, the Company's effective income tax rate for the six months ended June 30, 2020 was positively impacted by the effective settlement of specific uncertain tax positions associated with the U.S. Internal Revenue Service (“IRS”) audit for the 2011 - 2014 tax years.
There was a negligible change in our valuation allowances for the three and six months ended June 30, 2021 and 2020.
We reported a net increase in unrecognized tax positions of $2.9 million and $7.9 million, respectively, for the three and six months ended June 30, 2021, primarily related to interest accruals on existing uncertain tax positions. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax positions may increase or decrease as a result of the remaining items under IRS audit for the 2011 - 2014 tax years. We reported a net increase in unrecognized tax positions in the three months ended June 30, 2020 of $4.4 million, primarily related to interest accruals on existing positions, and a net decrease in the six months ended June 30, 2020 of $5.6 million, primarily related to certain settlements with respect to the IRS audit for the 2011- 2014 tax years. Interest and penalties on tax assessments are included in income tax expense.
The IRS completed its field examination of the U.S. federal income tax returns for the 2011-2014 tax years in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow, for the 2014 taxable year, the entirety of the deduction of the approximately $1.49 billion settlement payment made pursuant to the Settlement agreement (as defined in Note 17, “Commitments and Contingencies”) and the resulting reduction of our U.S. federal tax liability by approximately $525 million. We continue to believe that we have meritorious defenses to the proposed disallowance and have filed a protest with the IRS. During the three months ended June 30, 2021, the matter was submitted to the IRS Independent Office of Appeals for review of the proposed disallowance. We cannot predict when such process will conclude, or the outcome of such process. It is possible that future developments in this matter could have a material impact to the Company's uncertain tax position balances and results of operations, including cash flow, within the next twelve months.
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
On February 3, 2014 (the “Effective Date”), the Plan implementing the Settlement agreement became effective with Grace emerging from bankruptcy and the injunctions and releases provided by the Plan becoming effective. On the Effective Date, the Company’s subsidiary, Cryovac, Inc., made the payments contemplated by the Settlement agreement, consisting of aggregate cash payments in the amount of $929.7 million to the WRG Asbestos PI Trust (the “PI Trust”) and the WRG Asbestos PD Trust (the “PD Trust”) and the transfer of 18 million shares of Sealed Air common stock (the “Settlement Shares”) to the PI Trust, in each case, reflecting adjustments made in accordance with the Settlement agreement.
The IRS completed its field examination of our U.S. federal income tax returns for the years 2011 through 2014 in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion settlement payments made pursuant to the Settlement agreement and the resulting reduction of our U.S. federal tax liability by approximately $525 million. We continue to believe that we have meritorious defenses to the proposed disallowance and have filed a protest with the IRS. During the three months ended June 30, 2021, the matter was submitted to the IRS Independent Office of Appeals for review of the proposed disallowance. We cannot predict when such process will conclude, or the outcome of such process. It is possible that future developments in this matter could have a material impact on the Company's uncertain tax position balances and results of operations, including cash flows, within the next twelve months.
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
As of June 30, 2021, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.
Other Matters
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.
Note 18 Stockholders’ Equity
Repurchase of Common Stock
On May 2, 2018, the Board of Directors increased the total authorization to repurchase the Company's issued and outstanding stock to $1.0 billion. As of June 30, 2021 the program in place had $375 million remaining authorization and had no expiration date. On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This new program has no expiration date and replaces the previous authorizations.
During the three and six months ended June 30, 2021, we repurchased 2,133,020 and 6,058,054 shares, for approximately $122.4 million and $297.8 million, with an average share price of $57.36 and $49.16, respectively. Cash outlay for share repurchases during the six months ended June 30, 2021 also includes $1.6 million for 35,100 shares purchased in the fourth quarter 2020 and settled in the first quarter 2021.
These repurchases were made under open market transactions, including through plans complying with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and pursuant to the share repurchase program previously authorized by our Board of Directors.
We did not repurchase any shares during the three and six months ended June 30, 2020.
Dividends
On February 11, 2021, our Board of Directors declared a quarterly cash dividend of $0.16 per common share, or $24.7 million, which was paid on March 19, 2021, to stockholders of record at the close of business on March 5, 2021.

On May 18, 2021, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, or $30.3 million, which was paid on June 18, 2021, to stockholders of record at the close of business on June 4, 2021.

On July 12, 2021, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, which will be paid on September 17, 2021 to stockholders of record at the close of business on September 3, 2021.
The dividends paid in the six months ended June 30, 2021 were recorded as a reduction to cash and cash equivalents and retained earnings on our Condensed Consolidated Balance Sheets. Our credit facility and our senior notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Statements of Operations. There is no guarantee that our Board of Directors will declare any future dividends.
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
Additionally, in 2021, the Board of Directors adopted, and at the 2021 Annual Stockholders' Meeting our shareholders approved, an amendment and restatement to the Omnibus Incentive Plan. The amended plan added 2,999,054 shares of common stock to the share pool previously available under the Omnibus Incentive Plan.
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
The table below shows our total share-based incentive compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Total share-based incentive compensation expense(1)	$12.3	$10.5	$23.8	$19.0

(1)The amounts presented above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock, however, the amounts include the expense related to share based awards that are settled in cash.
Performance Share Units (“PSU”) Awards
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
2021 Three-year PSU Awards
During the first quarter 2021, the O&C Committee approved awards with a three-year performance period beginning January 1, 2021 and ending December 31, 2023 for executive officers and other selected employees. The O&C Committee established performance goals, which are (i) three-year cumulative average growth rate (“CAGR) of consolidated Adjusted EBITDA weighted at 50%, and (ii) Return on Invested Capital (“ROIC) weighted at 50%. Calculation of final achievement on each performance metric is subject to an upward or downward adjustment of up to 25% of the overall combined achievement percentage, based on the results of a relative total shareholder return (“TSR”) modifier. The comparator group for the relative TSR modifier is S&P 500 component companies as of the beginning of the performance period. Shareholder return in the top quartile of the comparator group increases overall achievement of performance metrics by 25%; while shareholder return in the bottom quartile of the comparator group decreases overall achievement of the performance metrics by 25%. The total number of shares to be issued, including the modifier, for these awards can range from zero to 250% of the target number of shares.
The target number of PSUs granted and the grant date fair value of the PSUs are shown in the following table:

	Adjusted EBITDA CAGR	ROIC
February 10, 2021 grant date
Number of units granted	41,729	41,729
Fair value on grant date (per unit)	$45.26	$45.26
February 11, 2021 grant date
Number of units granted	51,882	51,882
Fair value on grant date (per unit)	$43.85	$43.85
March 1, 2021 grant date
Number of units granted	29,762	29,762
Fair value on grant date (per unit)	$43.02	$43.02
The assumptions used to calculate the grant date fair value of the PSUs are shown in the following table:

	February 10, 2021 grant date	February 11, 2021 grant date	March 1, 2021 grant date
Expected price volatility	37.7%	37.7%	38.0%
Risk-free interest rate	0.2%	0.2%	0.3%
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

Note 19 Accumulated Other Comprehensive Loss
The following table provides details of comprehensive (loss) income for the six months ended June 30, 2021 and 2020:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Losses on Derivative Instruments for net investment hedge	Unrecognized (Losses) Gains on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2020	$(172.5)	$(721.7)	$(67.5)	$(1.8)	$(963.5)
Other comprehensive (loss) income before reclassifications	(1.2)	2.0	12.1	0.2	13.1
Less: amounts reclassified from accumulated other comprehensive loss	2.7	—	—	2.9	5.6
Net current period other comprehensive income	1.5	2.0	12.1	3.1	18.7
Balance at June 30, 2021(1)	$(171.0)	$(719.7)	$(55.4)	$1.3	$(944.8)

Balance at December 31, 2019	$(146.1)	$(728.6)	$(34.5)	$0.2	$(909.0)
Other comprehensive (loss) income before reclassifications	(0.1)	(87.1)	(1.3)	4.7	(83.8)
Less: amounts reclassified from accumulated other comprehensive loss	2.2	—	—	(2.4)	(0.2)
Net current period other comprehensive income (loss)	2.1	(87.1)	(1.3)	2.3	(84.0)
Balance at June 30, 2020(1)	$(144.0)	$(815.7)	$(35.8)	$2.5	$(993.0)

(1)The ending balance in AOCL includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $(12.0) million and $4.5 million as of June 30, 2021 and 2020, respectively.
The following table provides detail of amounts reclassified from AOCL:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021(1)	2020(1)	2021(1)	2020(1)	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefits:
Prior service credit	0.1	—	$0.1	$0.1
Actuarial losses	(1.8)	(1.4)	(3.7)	(3.0)
Total pre-tax amount	(1.7)	(1.4)	(3.6)	(2.9)	Other (expense) income, net
Tax benefit	0.4	0.3	0.9	0.7
Net of tax	(1.3)	(1.1)	(2.7)	(2.2)
Net (losses) gains on cash flow hedging derivatives:(2)
Foreign currency forward contracts	(0.8)	2.0	(4.2)	3.1	Cost of sales
Treasury locks	0.1	0.1	0.1	0.1	Interest expense, net
Total pre-tax amount	(0.7)	2.1	(4.1)	3.2
Tax (expense) benefit	(0.1)	(0.5)	1.2	(0.8)
Net of tax	(0.8)	1.6	(2.9)	2.4
Total reclassifications for the period	$(2.1)	$0.5	$(5.6)	$0.2

(1)Amounts in parentheses indicate charges to earnings (loss).
(2)These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 13, “Derivatives and Hedging Activities,” for additional details.

Note 20 Other (Expense) Income, net
The following table provides details of other (expense) income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net foreign exchange transaction (loss) gain	$(1.0)	$0.6	$—	$6.6
Bank fee expense	(1.1)	(1.2)	(2.4)	(2.3)
Pension income other than service costs	1.4	0.4	2.6	1.2
Foreign currency exchange loss due to highly inflationary economies	(0.6)	(1.2)	(2.0)	(2.1)
Other income	2.2	4.1	5.0	7.3
Other (expense)	(1.3)	(0.5)	(2.6)	(3.7)
Other (expense) income, net	$(0.4)	$2.2	$0.6	$7.0

Note 21 Net Earnings Per Common Share
The following table shows the calculation of basic and diluted net earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Basic Net Earnings Per Common Share:
Numerator:
Net earnings	$108.1	$100.1	$218.2	$226.7
Distributed and allocated undistributed net earnings to unvested restricted stockholders	—	—	—	(0.1)
Net earnings available to common stockholders	$108.1	$100.1	$218.2	$226.6
Denominator:
Weighted average number of common shares outstanding - basic	151.4	155.6	152.8	155.1
Basic net earnings per common share:
Basic net earnings per common share	$0.71	$0.64	$1.43	$1.46
Diluted Net Earnings Per Common Share:
Numerator:
Net earnings available to common stockholders	$108.1	$100.1	$218.2	$226.6
Denominator:
Weighted average number of common shares outstanding - basic	151.4	155.6	152.8	155.1
Effect of dilutive stock shares and units	1.3	0.3	1.2	0.3
Weighted average number of common shares outstanding - diluted under treasury stock	152.7	155.9	154.0	155.4
Diluted net earnings per common share	$0.71	$0.64	$1.42	$1.46

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
Recent Events and Trends

Supply Chain Disruptions and Raw Material Price Increases
The Company has continued to experience supply chain disruptions and sharp raw material price increases resulting from various factors including natural disasters such as February 2021's Winter Storm Uri, limited availability of certain raw materials and general inflationary pressure. In addition to higher raw material costs, we have incurred higher freight costs associated with the sourcing of raw materials due to overall tight market conditions. As a result, cost of sales increased from 66.1% of sales to 69.8% of sales during the three months ended June 30, 2021, compared to the prior year.
The Company has implemented price increases; however, the associated timing lag on these increases and formula-based pricing have resulted in compressed gross margins (defined as the gross profit divided by net sales) during the second quarter. Our formula-based pricing lags raw material cost movement by approximately six months. Approximately one-third of Food's sales are subject to formula-based pricing, predominantly within the Americas and APAC. Formula-based pricing does not comprise a significant portion of sales in our Protective segment.
We continue to work closely with our customers and have been leveraging our global supply network and supplier relationships and implementing material substitution where available to meet customers' demands and mitigate supply continuity risks. However, the current environment may continue to negatively impact the price and supply of certain raw materials. Additionally, the supply disruptions may result in longer lead times for some of our customers, the loss and/or delay of sales, or the inability to fulfill customer orders. Any of these developments may have a material adverse impact on our consolidated financial condition, results of operations, or cash flows.
Refer to Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for information concerning operational risks, including customer responses to price increases, raw material pricing and availability.
Impact of COVID-19
Our diverse end-markets and geographies continue to experience varying degrees of impact from COVID-19. The food service market, including restaurants, entertainment venues and hotels, experienced higher activity in second quarter 2021 as compared to the prior year when it was more adversely impacted by government mandated shut-downs and social distancing measures. This has resulted in year-over-year volume growth for many of our products that support this market. We expect the food service market to continue to benefit on a year-over-year basis as COVID-19 related restrictions are eased, compared to the prior year. Protective benefited from the continued momentum in eCommerce and fulfillment during the first half of 2021. We also experienced year-over-year volume increases in industrial segments as economies continued to reopen and certain sectors of the economy rebounded strongly. However, future shut-downs, or social distancing measures, including those resulting from the Delta variant of COVID-19, may adversely impact our end-markets.
We cannot predict the impact on the markets we serve due to the continued impact of the COVID-19 pandemic or future restrictions on commercial activities by governmental agencies to limit the spread of the virus, including new variants. Future developments of the pandemic, including disparity in areas of significant regional spread compared to areas with higher vaccination availability and rates, may cause uneven impacts to our geographies around the world.

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

The following table shows a reconciliation of U.S. GAAP Net Earnings from continuing operations to non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net earnings from continuing operations	$108.6	$100.3	$214.4	$214.8
Interest expense, net	42.1	43.3	85.2	87.7
Income tax provision	45.8	44.6	100.4	77.3
Depreciation and amortization	58.2	53.4	115.1	104.9
Special Items:
Restructuring charges	2.1	10.1	2.1	10.7
Other restructuring associated costs(1)	4.8	3.8	10.1	7.8
Foreign currency exchange loss due to highly inflationary economies	0.6	1.2	2.0	2.1
Charges related to acquisition and divestiture activity	0.8	1.2	1.1	4.1
Other Special Items	0.1	2.0	0.9	3.7
Pre-tax impact of Special Items	8.4	18.3	16.2	28.4
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations	$263.1	$259.9	$531.3	$513.1

(1)Restructuring associated costs for the three months ended June 30, 2021 primarily relate to fees paid to third-party consultants in support of the Reinvent SEE business transformation. Restructuring associated costs for the six months ended June 30, 2021 also includes a one-time, non-cash cumulative translation adjustment loss (CTA) recognized due to the wind-up of one of our legal entities. Restructuring associated costs for the three and six months ended June 30, 2020 primarily relate to fees paid to third-party consultants in support of the Reinvent SEE business transformation.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
U.S. GAAP net earnings and diluted EPS from continuing operations	$108.6	$0.71	$100.3	$0.64	$214.4	$1.39	$214.8	$1.38
Special Items(1)	12.6	0.08	18.0	0.12	28.6	0.19	16.9	0.11
Non-U.S. GAAP adjusted net earnings and adjusted diluted EPS from continuing operations	$121.2	$0.79	$118.3	$0.76	$243.0	$1.58	$231.7	$1.49
Weighted average number of common shares outstanding - Diluted		152.7		155.9		154.0		155.4

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
The following table shows our calculation of the non-U.S. GAAP Adjusted income tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
U.S. GAAP Earnings before income tax provision from continuing operations	$154.4	$144.9	$314.8	$292.1
Pre-tax impact of Special Items	8.4	18.3	16.2	28.4
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$162.8	$163.2	$331.0	$320.5

U.S. GAAP Income tax provision from continuing operations	$45.8	$44.6	$100.4	$77.3
Tax Special Items(1)	(6.4)	(3.2)	(15.5)	5.4
Tax impact of Special Items(2)	2.2	3.5	3.1	6.1
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$41.6	$44.9	$88.0	$88.8

U.S. GAAP Effective income tax rate	29.7%	30.8%	31.9%	26.5%
Non-U.S. GAAP Adjusted income tax rate	25.6%	27.5%	26.6%	27.7%

(1)For the three and six months ended June 30, 2021, Tax Special Items reflect legislative and administrative changes to enacted statues. For the six months ended June 30, 2020, Tax Special Items reflect net benefits from audit settlements.
(2)The tax rate used to calculate the tax impact of Special Items is based on the jurisdiction in which the item was recorded.
Constant Dollar Measures
In our “Net Sales by Geographic Region,” “Net Sales by Segment” and in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar.” Changes in net sales excluding the impact of foreign currency translation are non-U.S. GAAP financial measures. As a worldwide business, it is important that we consider the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot control changes in foreign currency exchange rates. Consequently, when our management analyzes our financial results including performance metrics such as sales, cost of sales or selling, general and administrative expense, to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our current period results at prior period foreign currency exchange rates. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, our management believes that these presentations are useful internally and may be useful to investors.
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

Highlights of Financial Performance
Below are the highlights of our financial performance for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions, except per share amounts)	2021	2020	Change	2021	2020	Change
Net sales	$1,328.5	$1,151.2	15.4%	$2,595.6	$2,325.1	11.6%
Gross profit	$400.7	$389.9	2.8%	$801.8	$780.4	2.7%
As a % of net sales	30.2%	33.9%		30.9%	33.6%
Operating profit	$196.9	$186.0	5.9%	$399.4	$372.8	7.1%
As a % of net sales	14.8%	16.2%		15.4%	16.0%
Net earnings from continuing operations	$108.6	$100.3	8.3%	$214.4	$214.8	(0.2)%
(Loss) Gain on sale of discontinued operations, net of tax	(0.5)	(0.2)	#	3.8	11.9	(68.1)%
Net earnings	$108.1	$100.1	8.0%	$218.2	$226.7	(3.7)%
Basic:
Continuing operations	$0.71	$0.64	10.9%	$1.40	$1.38	1.4%
Discontinued operations	—	—	#	0.03	0.08	(62.5)%
Net earnings per common share - basic	$0.71	$0.64	10.9%	$1.43	$1.46	(2.1)%
Diluted:
Continuing operations	$0.71	$0.64	10.9%	$1.39	$1.38	0.7%
Discontinued operations	—	—	#	0.03	0.08	(62.5)%
Net earnings per common share - diluted	$0.71	$0.64	10.9%	$1.42	$1.46	(2.7)%
Weighted average numbers of common shares outstanding:
Basic	151.4	155.6		152.8	155.1
Diluted	152.7	155.9		154.0	155.4
Non-U.S. GAAP Total Company Adjusted EBITDA from continuing operations(1)	$263.1	$259.9	1.2%	$531.3	$513.1	3.5%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$0.79	$0.76	3.9%	$1.58	$1.49	6.0%

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
The following table presents the approximate favorable (unfavorable) impact that foreign currency translation had on our condensed consolidated financial results from continuing operations:

(In millions)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net sales	$45.9	$71.3
Cost of sales	(32.4)	(50.8)
Selling, general and administrative expenses	(5.6)	(9.5)
Net earnings	6.1	5.6
Adjusted EBITDA	9.0	13.2

Net Sales by Geographic Region
The following table presents the components of the change in net sales by geographic region for the three and six months ended June 30, 2021 compared with the same periods in 2020. In our Net Sales by Geographic Region and Net Sales by Segment below, we present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using the constant dollar measure aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

	Three Months Ended June 30,
(In millions)	Americas(1)		EMEA		APAC		Total
2020 Net Sales	$741.2	64.4%	$239.3	20.8%	$170.7	14.8%	$1,151.2	100.0%

Price	24.7	3.3%	3.4	1.4%	2.3	1.3%	30.4	2.6%
Volume(2)	68.9	9.3%	34.7	14.5%	(2.6)	(1.5)%	101.0	8.8%
Total constant dollar change (non-U.S. GAAP)	93.6	12.6%	38.1	15.9%	(0.3)	(0.2)%	131.4	11.4%
Foreign currency translation	5.2	0.7%	25.0	10.5%	15.7	9.2%	45.9	4.0%
Total change (U.S. GAAP)	98.8	13.3%	63.1	26.4%	15.4	9.0%	177.3	15.4%

2021 Net Sales	$840.0	63.2%	$302.4	22.8%	$186.1	14.0%	$1,328.5	100.0%

	Six Months Ended June 30,
(In millions)	Americas(1)		EMEA		APAC		Total
2020 Net Sales	$1,507.5	64.8%	$485.4	20.9%	$332.2	14.3%	$2,325.1	100.0%

Price	33.8	2.2%	3.7	0.8%	0.5	0.2%	38.0	1.6%
Volume(2)	91.4	6.1%	50.7	10.4%	19.1	5.7%	161.2	7.0%
Total constant dollar change (non-U.S. GAAP)	125.2	8.3%	54.4	11.2%	19.6	5.9%	199.2	8.6%
Foreign currency translation	(4.8)	(0.3)%	43.9	9.1%	32.2	9.7%	71.3	3.0%
Total change (U.S. GAAP)	120.4	8.0%	98.3	20.3%	51.8	15.6%	270.5	11.6%

2021 Net Sales	$1,627.9	62.7%	$583.7	22.5%	$384.0	14.8%	$2,595.6	100.0%

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

Net Sales by Segment
The following table presents the components of change in net sales by reportable segment for the three and six months ended June 30, 2021 compared with the same periods in 2020.

	Three Months Ended June 30,
(In millions)	Food		Protective		Total Company
2020 Net Sales	$673.2	58.5%	$478.0	41.5%	$1,151.2	100.0%

Price	8.8	1.3%	21.6	4.5%	30.4	2.6%
Volume(1)	28.4	4.2%	72.6	15.2%	101.0	8.8%
Total constant dollar change (non-U.S.GAAP)	37.2	5.5%	94.2	19.7%	131.4	11.4%
Foreign currency translation	26.3	3.9%	19.6	4.1%	45.9	4.0%
Total change (U.S. GAAP)	63.5	9.4%	113.8	23.8%	177.3	15.4%

2021 Net Sales	$736.7	55.5%	$591.8	44.5%	$1,328.5	100.0%

	Six Months Ended June 30,
(In millions)	Food		Protective		Total Company
2020 Net Sales	$1,363.5	58.6%	$961.6	41.4%	$2,325.1	100.0%

Price	12.8	0.9%	25.2	2.6%	38.0	1.6%
Volume(1)	25.7	1.9%	135.5	14.1%	161.2	7.0%
Total constant dollar change (non-U.S.GAAP)	38.5	2.8%	160.7	16.7%	199.2	8.6%
Foreign currency translation	36.9	2.7%	34.4	3.6%	71.3	3.0%
Total change (U.S. GAAP)	75.4	5.5%	195.1	20.3%	270.5	11.6%

2021 Net Sales	$1,438.9	55.4%	$1,156.7	44.6%	$2,595.6	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
The following net sales discussion is on a reported and constant dollar basis.
Food
Three Months Ended June 30, 2021 Compared with the Same Period in 2020
As reported, net sales increased by $64 million, or approximately 9%, in 2021 compared with 2020. Foreign currency had a positive impact of $26 million, or 4%. On a constant dollar basis, net sales increased by $37 million, or 6%, compared with 2020, primarily due to the following:
•higher volumes of $28 million, primarily in the Americas, on higher demand in the global food service industry compared to last year and increased automated equipment sales; and
•favorable pricing impact of $9 million, primarily in the Americas, due to formula-based pricing.
Six Months Ended June 30, 2021 Compared with the Same Period in 2020
As reported, net sales increased approximately by $75 million, or 6%, in 2021 compared to 2020. Foreign currency had a positive impact of $37 million. On a constant dollar basis, net sales increased by approximately $39 million, or 3%, in 2021 as compared with 2020, primarily due to the following:

•higher volumes of $26 million, with increases across all regions, primarily driven by higher demand in the global food service industry compared to last year and increased automated equipment sales; and

•favorable pricing impact of $13 million, due to U.S. dollar-based indexed pricing in South America and the impact of formula-based pricing.
Protective
Three Months Ended June 30, 2021 Compared with the Same Period in 2020
As reported, net sales increased by $114 million, or 24%, in 2021 as compared to 2020. Foreign currency had a positive impact of $20 million, or 4%. On a constant dollar basis, net sales increased by approximately $94 million, or 20%, in 2021 compared with 2020, primarily due to the following:
•higher volumes of approximately $73 million, driven by the Americas and EMEA on strong industrial segment growth, automated equipment sales and continued strength in eCommerce; and
•favorable pricing of approximately $22 million, primarily in the Americas, due to pricing actions on increased input costs.
Six Months Ended June 30, 2021 Compared with the Same Period in 2020
As reported, net sales increased $195 million, or 20%, in 2021 as compared to 2020. Foreign currency had a positive impact of $34 million. On a constant dollar basis, net sales increased by $161 million, or 17%, in 2021 compared with 2020, primarily due to the following:
•higher volumes of $136 million, with increases across all regions on continued strength in eCommerce and automated equipment sales, combined with higher industrial segment demand; and
•favorable pricing of $25 million, primarily in the Americas, due to price increases as a result of higher input costs.
Cost of Sales
Cost of sales for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2021	2020	Change	2021	2020	Change
Cost of sales	927.8	761.3	21.9%	1,793.8	1,544.7	16.1%
As a % of net sales	69.8%	66.1%		69.1%	66.4%

Three Months Ended June 30, 2021 Compared with the Same Period in 2020
As reported, cost of sales increased by $167 million, or 22%, in 2021 compared to 2020. Cost of sales was impacted by unfavorable foreign currency translation of $32 million. As a percentage of net sales, cost of sales increased by 370 basis points, from 66.1% in 2020 to 69.8% in 2021, primarily due to higher input costs resulting from raw material price increases and costs associated with global supply chain disruptions. Higher input and freight costs were partially offset by productivity improvements resulting from our Reinvent SEE business transformation initiatives.
Six Months Ended June 30, 2021 Compared with the Same Period in 2020
As reported, cost of sales increased by $249 million, or 16%, in 2021 as compared to 2020. Cost of sales was impacted by unfavorable foreign currency translation of $51 million. As a percentage of net sales, cost of sales increased by 270 basis points, from 66.4% to 69.1%, primarily due to higher input costs resulting from raw material price increases and costs associated with global supply chain disruptions. Higher input and freight costs were partially offset by productivity improvements resulting from our Reinvent SEE business transformation initiatives.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2021	2020	Change	2021	2020	Change
Selling, general and administrative expenses	$192.0	$184.5	4.1%	$380.9	$378.6	0.6%
As a % of net sales	14.5%	16.0%		14.7%	16.3%
Three Months Ended June 30, 2021 Compared with the Same Period in 2020
As reported, SG&A expenses increased by $8 million, or 4%, in 2021 compared to 2020. SG&A expenses were unfavorably impacted by foreign currency translation of $6 million. On a constant dollar basis, SG&A expenses increased by $2 million or 1%. The increase in SG&A expenses was primarily the result of labor inflation and lower spend in the comparable period due to COVID-19, including travel and entertainment expense. These were partially offset by benefits from restructuring actions associated with our Reinvent SEE business transformation.
Six Months Ended June 30, 2021 Compared with the Same Period in 2020
As reported, SG&A expenses increased by $2 million, or 1%, in 2021 as compared to 2020. SG&A expenses were impacted by unfavorable foreign currency translation of $10 million. On a constant dollar basis, SG&A expenses decreased by $8 million, or 2%. The decrease was primarily driven by cost benefits from restructuring actions associated with our Reinvent SEE business transformation, partially offset by the impact of labor inflation.
Amortization Expense of Intangible Assets
Amortization expense of intangible assets for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2021	2020	Change	2021	2020	Change
Amortization expense of intangible assets	$9.7	$9.3	4.3%	$19.4	$18.3	6.0%
As a % of net sales	0.7%	0.8%		0.7%	0.8%

 Three and Six Months Ended June 30, 2021 Compared with the Same Period in 2020
Amortization expense of intangible assets increased $0.4 million and $1.1 million, respectively, for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020. These increases were primarily related to an increase in the amortization of capitalized software.
Reinvent SEE Business Transformation and Restructuring Activities
See Note 11, “Restructuring Activities” for additional details regarding the Company’s restructuring programs discussed below.
In December 2018, the Sealed Air Board of Directors approved a three-year restructuring program (the “Program”) related to the Reinvent SEE business transformation. For the six months ended June 30, 2021, the Program generated incremental cost benefits of $26 million related to reductions in operating costs, of which $13 million was related to restructuring actions, and $2 million related to actions impacting price/cost spread. For the three months ended June 30, 2021, the Program generated incremental cost benefits of $13 million related to reductions in operating costs, of which $9 million was related to restructuring actions, and $1 million related to actions impacting price/cost spread. We expect the Program to generate cost benefits of approximately $65 million in 2021 and expect Program spend for the full year 2021 to be in the range of $25 million to $45 million.

For the three and six months ended June 30, 2021, we recorded other associated costs of $5 million and $10 million, respectively. The largest component of the other associated costs recorded in the quarter relates to third party fees in support of Reinvent SEE. Additionally, during first quarter 2021, the Company recorded a one-time, non-cash CTA loss due to the wind-up of one of our legal entities. For the three and six months ended June 30, 2021, we recorded restructuring expense of $2 million.
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
Interest expense, net for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2021	2020	Change	2021	2020	Change
Interest expense on our various debt instruments:
Term Loan A due August 2022	$1.6	$2.0	$(0.4)	$3.1	$5.6	$(2.5)
Term Loan A due July 2023	0.9	1.2	(0.3)	1.7	3.1	(1.4)
Revolving credit facility due July 2023	0.3	0.3	—	0.7	0.7	—
4.875% Senior Notes due December 2022	5.4	5.4	—	10.8	10.8	—
5.25% Senior Notes due April 2023	5.8	5.8	—	11.6	11.6	—
4.50% Senior Notes due September 2023	5.5	5.1	0.4	11.1	10.2	0.9
5.125% Senior Notes due December 2024	5.6	5.6	—	11.2	11.2	—
5.50% Senior Notes due September 2025	5.6	5.6	—	11.2	11.2	—
4.00% Senior Notes due December 2027	4.4	4.3	0.1	8.8	8.7	0.1
6.875% Senior Notes due July 2033	7.8	7.7	0.1	15.6	15.5	0.1
Other interest expense	2.9	3.7	(0.8)	6.6	7.8	(1.2)
Less: capitalized interest	(1.7)	(1.3)	(0.4)	(3.2)	(3.2)	—
Less: interest income	(2.0)	(2.1)	0.1	(4.0)	(5.5)	1.5
Total	$42.1	$43.3	$(1.2)	$85.2	$87.7	$(2.5)

Other (Expense) Income, net
Net foreign exchange transaction (loss) gain
Foreign exchange transaction gains were not material for the six months ended June 30, 2021.
For the six months ended June 30, 2020, we recorded $7 million in net foreign exchange transaction gains within Other (expense) income, net in the Condensed Consolidated Statements of Operations. Prior year income was the result of volatile foreign currencies, particularly in emerging markets relative to the U.S. dollar due to macroeconomic conditions resulting from COVID-19.
See Note 20, “Other (Expense) Income, Net,” for the remaining components of other (expense) income, net.
Income Taxes
Our effective income tax rates for the three and six months ended June 30, 2021 were 30% and 32%, respectively, both of which were negatively impacted by legislative and administrative changes to foreign enacted statutes.

Our effective income tax rates for the three and six months ended June 30, 2020 were 31% and 27%, respectively. The effective income tax rate for the six months ended June 30, 2020 was positively impacted by the effective settlement of certain uncertain tax positions associated with the U.S. IRS audit for the 2011 - 2014 tax years.
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
The IRS completed its field examination of our U.S. federal income tax returns for the years 2011 through 2014 in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion in settlement payments made pursuant to the Settlement agreement (as defined in Note 17, “Commitments and Contingencies”) and the resulting reduction of our U.S. federal tax liability by approximately $525 million. We continue to believe that we have meritorious defenses to the proposed disallowance and have filed a protest with the IRS. During the three months ended June 30, 2021, the matter was submitted to the IRS Independent Office of Appeals for review of the proposed disallowance. We cannot predict when such process will conclude, or the outcome of such process. It is possible that future developments in this matter could have a material impact on the Company's uncertain tax position balances and results of operations, including cash flows, within the next twelve months.
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
There was a negligible change in our valuation allowances for the three and six months ended June 30, 2021 and 2020.
We reported net increases of $3 million and $8 million, respectively, in unrecognized tax positions for the three and six months ended June 30, 2021, primarily related to interest accruals on existing uncertain tax positions. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax positions may increase or decrease during the next 12 months as a result of the remaining items under IRS audit for those years. We reported a net increase of $4 million in unrecognized tax benefits, during the three months ended June 30, 2020. During the six months ended June 30, 2020, we recorded a decrease of $6 million in unrecognized tax positions, primarily related to settlements with tax authorities. Interest and penalties on tax assessments are included in income tax expense.
Net Earnings from Continuing Operations
Net earnings for the three and six months ended June 30, 2021 and 2020 are included in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2021	2020	Change	2021	2020	Change
Net earnings from continuing operations	$108.6	$100.3	8.3%	$214.4	$214.8	(0.2)%

Three Months Ended June 30, 2021 Compared with the Same Period in 2020
Net earnings in 2021 were unfavorably impacted by $13 million of Special Items, which were largely due to restructuring and associated costs of $7 million ($5 million net of taxes) as well as one-time tax expenses (“Tax Special Items”) of $6 million. Tax Special Items primarily reflect the impact of legislative and administrative changes to foreign enacted statues. Restructuring associated costs in 2021 primarily relate to fees paid to third-party consultants in support of the Reinvent SEE business transformation.
Net earnings in 2020 were unfavorably impacted by $18 million of Special Items. Special Items were primarily the result of restructuring and other restructuring associated costs of $14 million ($11 million net of taxes).
Six Months Ended June 30, 2021 Compared with the Same Period of 2020
For the six months ended June 30, 2021, net earnings were unfavorably impacted by $29 million of Special Items. Special Items were primarily driven by $16 million of Tax Special Items including accruals for open items subject to tax audits as well as legislative and administrative changes to foreign enacted statues, as well as $12 million ($9 million net of taxes) of restructuring and associated costs in support of the Reinvent SEE business transformation. Restructuring associated costs in 2021 primarily relate to a one-time, non-cash CTA loss recognized due to the wind-up of one of our legal entities as well as fees paid to third-party consultants in support of the Reinvent SEE business transformation.
For the six months ended June 30, 2020, net earnings were unfavorably impacted by $17 million of Special Items, primarily related to restructuring and other restructuring associated costs of $19 million ($14 million net of taxes) and charges related to acquisition and divestiture activities of $4 million ($3 million net of taxes).
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

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2021	2020	Change	2021	2020	Change
Food Adjusted EBITDA	$158.1	$169.1	(6.5)%	$315.0	$325.4	(3.2)%
Adjusted EBITDA Margin	21.5%	25.1%		21.9%	23.9%
Protective Adjusted EBITDA	107.3	91.5	17.3%	217.2	184.3	17.9%
Adjusted EBITDA Margin	18.1%	19.1%		18.8%	19.2%
Corporate Adjusted EBITDA	(2.3)	(0.7)	(228.6)%	(0.9)	3.4	(126.5)%
Non-U.S. GAAP Total Company Adjusted EBITDA	$263.1	$259.9	1.2%	$531.3	$513.1	3.5%
Adjusted EBITDA Margin	19.8%	22.6%		20.5%	22.1%
The following is a discussion of the factors that contributed to the change in Segment Adjusted EBITDA during the three and six months ended June 30, 2021, as compared to the same periods in the 2020.

Food
Three Months Ended June 30, 2021 Compared with the Same Period in 2020
On a reported currency basis, Segment Adjusted EBITDA decreased by $11 million in 2021 compared to 2020. Segment Adjusted EBITDA was impacted by favorable foreign currency translation of approximately $6 million. On a constant dollar basis, Segment Adjusted EBITDA decreased by $17 million, or 10%, in 2021 primarily as a result of:
•unfavorable price/cost spread of $25 million driven by raw material price inflation and higher freight costs, related to supply chain disruptions and overall market conditions; and
•higher operating costs of $14 million, including inefficiencies associated with supply chain disruptions and inflation on labor and indirect manufacturing costs.
These decreases were partially offset by:
•higher volumes and favorable product mix of $14 million due to strength in automated equipment sales, combined with higher food service demand; and
•Reinvent SEE business transformation benefits of $8 million driven by actions reducing operating costs by $8 million, including restructuring savings of $4 million, and improvements to price/cost spread slightly under $1 million.
Six Months Ended June 30, 2021 Compared with the Same Period of 2020
On a reported currency basis, Segment Adjusted EBITDA decreased by $10 million in 2021 as compared to 2020. Segment Adjusted EBITDA was impacted by favorable foreign currency translation of $7 million. On a constant dollar basis, Segment Adjusted EBITDA decreased by approximately $17 million, or 5%, in 2021 primarily as a result of:
•unfavorable price/cost spread of $34 million driven by raw material inflation and higher costs, including increased freight, related to supply chain disruptions; and
•higher operating costs of $11 million, including inefficiencies associated with supply chain disruptions and labor inflation.
These decreases were partially offset by:
•Reinvent SEE benefits of $18 million driven by actions reducing operating costs by $17 million, including restructuring savings of $6 million, and improvements to price/cost spread of $1 million; and
•higher volumes and favorable product mix of $10 million due to strength in automated equipment sales and higher food service demand.
Protective
Three Months Ended June 30, 2021 Compared with the Same Period in 2020
On a reported currency basis, Segment Adjusted EBITDA increased by approximately $16 million in 2021 compared to 2020. Segment Adjusted EBITDA was impacted by favorable foreign currency translation of $3 million. On a constant dollar basis, Segment Adjusted EBITDA increased by approximately $12 million, or 13%, in 2021 primarily as a result of:
•higher volumes of $30 million due to strong growth in industrial markets, automated equipment sales and continued strength in eCommerce; and
•Reinvent SEE business transformation benefits of $6 million, driven by actions reducing operating costs, including restructuring savings of $5 million.
These increases were partially offset by:
•unfavorable price/cost spread of approximately $12 million driven by raw material inflation and higher freight costs; and
•higher operating costs of $11 million, including costs associated with supply chain disruptions and inflation on labor and indirect manufacturing costs.

Six Months Ended June 30, 2021 Compared with the Same Period of 2020
On a reported currency basis, Segment Adjusted EBITDA increased by $33 million in 2021 as compared to 2020. Segment Adjusted EBITDA was impacted by favorable foreign currency translation of $7 million. On a constant dollar basis, Segment Adjusted EBITDA increased by $26 million, or 14%, in 2021 primarily as a result of:
•higher volumes of $52 million on continued strength in eCommerce and automated equipment sales, combined with higher industrial segment demand;
•Reinvent SEE benefits of $10 million, driven by actions reducing operating costs, including restructuring savings of $7 million.
These increases were partially offset by:
•unfavorable price/cost spread of approximately $22 million driven by raw material inflation and higher freight costs; and
•higher operating costs of $14 million, including costs associated with supply chain disruptions and inflation on labor and indirect manufacturing costs.
Corporate
Three Months Ended June 30, 2021 Compared with the Same Period in 2020
In 2021, the impact of Corporate represents an unfavorable change of $2 million compared with the same period in 2020, primarily driven by foreign currency transaction losses in 2021.
Six Months Ended June 30, 2021 Compared with the Same Period of 2020

The impact of Corporate represents an unfavorable change of $4 million in the six months ended June 30, 2021, primarily driven by foreign currency transaction gains recorded in 2020.
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
As of June 30, 2021, we had cash and cash equivalents of $273 million, of which approximately $227 million, or 83%, was held outside of the U.S. We believe our U.S. cash balances and committed liquidity facilities available to U.S. borrowers are sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that in the near term cash located outside of the U.S. will be needed to satisfy our obligations, dividends and other demands for cash in the U.S. In addition, an immaterial amount of our non-U.S. cash balance is considered to be trapped as of June 30, 2021.
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

(In millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$273.1	$548.7
See “Analysis of Historical Cash Flow” below.

Accounts Receivable Securitization Programs
At June 30, 2021, we had $144 million available to us under our U.S. and European accounts receivable securitization programs and no outstanding borrowings. At December 31, 2020, we had $146 million available to us under our U.S. and Europeans programs and no outstanding borrowings. See Note 9, “Accounts Receivable Securitization Programs” for further information concerning these programs.
Our trade receivable securitization programs represent borrowings secured by outstanding customer receivables. Therefore, the use and repayment of borrowings under such programs are classified as financing activities in our Condensed Consolidated Statements of Cash Flows. We do not recognize the cash flow within operating activities until the underlying invoices have been paid by our customer. The trade receivables that serve as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. See Note 9, “Accounts Receivable Securitization Programs” for further details.
Accounts Receivable Factoring Agreements
We account for our participation in our customers' supply chain financing arrangements and our trade receivable factoring program in accordance with ASC Topic 860, which allows the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria are met. As such, the Company excludes the balances sold under such programs from Trade receivables, net on the Condensed Consolidated Balance Sheets. We recognize cash flow from operating activities at the point the receivables are sold under such programs. See Note 10, “Accounts Receivable Factoring Agreements” for further details.
Gross amounts received under these programs for the six months ended June 30, 2021 were $305 million, of which $149 million was received in the second quarter. If these programs had not been in effect during the current year, we would have been required to collect the invoice amounts directly from the relevant customers in accordance with the agreed payment terms. Approximately $105 million in incremental trade receivables would have been outstanding at June 30, 2021 if collection on such invoice amounts were made directly from our customers on the invoice due date and not through our customers' supply chain financing arrangements or our factoring program.
Lines of Credit
At June 30, 2021 and December 31, 2020, we had a $1.0 billion revolving credit facility as part of our senior secured credit facility. We had no outstanding borrowings under the facility at June 30, 2021 or December 31, 2020. There was less than $1 million and $7 million outstanding under various lines of credit extended to our subsidiaries at June 30, 2021 and December 31, 2020, respectively. See Note 12, “Debt and Credit Facilities” for further details.
LIBOR Phase Out
In July 2017, the United Kingdom's Financial Conduct Authority (FCA), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. In March 2021, the FCA announced that specific U.S. dollar LIBOR tenors (overnight, 1 month, 3 month, 6 month and 12 month) will continue to be published until June 30, 2023, while the 1 week and 2 month tenor will no longer be published after December 31, 2021. Similarly, all tenors for EUR, CHF, JPY and GBP LIBOR currencies will no longer be published after December 31, 2021. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate. An alternative to LIBOR has been contemplated in many of our LIBOR-linked instruments and other financial obligations, including our senior secured credit facility. We do not expect the phase-out of LIBOR to have a material impact on our financing or liquidity. In March 2020, the FASB issued ASU 2020-04. This ASU, along with subsequently issued ASU 2021-01, are designed to ease the potential burden in accounting for reference rate reform; however, neither the LIBOR phase out nor these ASUs are expected to have a material impact on the Company.
Covenants
At June 30, 2021, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” within Note 12, “Debt and Credit Facilities”, which require us, among other things, to maintain a maximum leverage ratio of debt to

EBITDA of 4.50 to 1.00. At June 30, 2021, as calculated under the covenant, our leverage ratio was 2.90 to 1.00. We expect to be in continued compliance with our debt covenants including the covenant leverage ratio over the next 12 months.
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
At June 30, 2021 and December 31, 2020, our accounts payable balances included $143 million and $149 million, respectively, related to invoices from suppliers participating in the programs. The cumulative amounts settled through the supply chain financing programs for the six months ended June 30, 2021 were $197 million. These programs did not significantly improve our cash provided by operating activities or free cash flow for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
Debt Ratings
Our cost of capital and ability to obtain external financing may be affected by our debt ratings, which the credit rating agencies review periodically. Below is a table that details our credit ratings by the various types of debt by rating agency at June 30, 2021.

	Moody’s Investor Services	Standard & Poor’s
Corporate Rating	Ba1	BB+
Senior Unsecured Rating	Ba2	BB+
Senior Secured Credit Facility Rating	Baa1	BBB-
Outlook	Stable	Stable
In May 2021, Moody's Investor Services updated our Corporate Rating from Ba2 to Ba1, our Senior Unsecured Rating from Ba3 to Ba2 and our Senior Secured Credit Facility Rating from Baa3 to Baa1.
The current credit ratings are considered to be below investment grade (with the exception of the Baa1 and BBB- for our Senior Secured Credit Facility Rating from Moody’s Investor Services and Standard & Poor’s, respectively, which are classified as investment grade). If our credit ratings are downgraded, there could be a negative impact on our ability to access capital markets and borrowing costs could increase. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Outstanding Indebtedness
At June 30, 2021 and December 31, 2020, our total debt outstanding consisted of the amounts set forth in the following table. In addition to total debt, we use Net Debt as a useful measure of our total debt exposure less cash and cash equivalents. Net Debt is not defined under U.S. GAAP. Therefore, net debt should not be considered a substitute for amounts owed to creditors or other balance sheet information prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies.

(In millions)	June 30, 2021	December 31, 2020
Short-term borrowings	$0.4	$7.2
Current portion of long-term debt	22.9	22.3
Total current debt	23.3	29.5
Total long-term debt, less current portion(1)	3,711.8	3,731.4
Total debt	3,735.1	3,760.9
Less: Cash and cash equivalents	(273.1)	(548.7)
Non-U.S. GAAP Net Debt	$3,462.0	$3,212.2

(1)Amounts are net of unamortized discounts and debt issuance costs of $18 million and $20 million at June 30, 2021 and December 31, 2020, respectively. See Note 12, “Debt and Credit Facilities” for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
(In millions)	2021	2020	Change
Net cash provided by operating activities	$199.5	$213.0	$(13.5)
Net cash used in investing activities	(95.4)	(67.2)	(28.2)
Net cash used in financing activities	(385.9)	(88.2)	(297.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	6.2	(30.3)	36.5
In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(In millions)	2021	2020	Change
Cash flow provided by operating activities	$199.5	$213.0	$(13.5)
Capital expenditures	(97.1)	(83.6)	(13.5)
Non-U.S. GAAP Free Cash Flow	$102.4	$129.4	$(27.0)
Operating Activities
Six Months Ended June 30, 2021 Compared with the Same Period in 2020
Net cash provided by operating activities was $200 million in 2021, compared to $213 million in 2020. The decrease in cash provided by operating activities was primarily attributable to Other Assets and Liabilities which was negatively impacted by $15 million as compared to 2020. This was largely due to the impact of incentive compensation including higher cash payments made during the first quarter 2021, compared to the prior year, coupled with a lower accrual as of June 30, 2021, compared to the prior year. Additionally, Value Added Tax payments were unfavorable on net cash provided by operating activities compared to the prior year. This activity was partially offset by lower payments associated with restructuring programs, which decreased by $33 million in 2021 compared to 2020.

Overall, net cash used by our working capital accounts (inventories, trade receivables and accounts payables) in 2021 was relatively consistent with the same period in 2020. Significantly higher cash generation from Accounts Payable is primarily due to higher raw material prices compared to the prior year. The increase in cash generation from Accounts Payable was largely offset by higher Trade Receivables balance, which increased primarily due to higher sales year-over-year, and a higher Inventory balance, which increased due to the raw material price increases in the current cost environment.
Investing Activities
Six Months Ended June 30, 2021 Compared with the Same Period in 2020
Net cash used in investing activities was $95 million in 2021 compared to a use of $67 million in 2020.
During 2021, we invested a total of $15 million in SEE Venture initiatives, including an investment in the convertible debt of one investee company during the first quarter 2021 and an additional equity investment in one of our other investee companies made during the second quarter. Under the SEE Ventures initiative, we make select entrepreneurial investments that present opportunities to accelerate innovation and increase speed to market, while creating a sustainable competitive advantage. SEE Ventures is part of our capital allocation strategy focused on investing in early stage disruptive technologies and new business models for growth.
The increase in net cash used in investing activities was also due to $14 million in higher capital expenditures compared to the prior year. The increase reflects the Company's continued investment in assets which support growth focused on automation, sustainability and digital, combined with lower spending in the prior year due to the impact of COVID-19. Prior year investing activity also included cash generation of $13 million from the maturity of cash deposits greater than 90 days (marketable securities), with no similar activity in the current year.
The above cash uses for investing activities were partially offset by the settlement of foreign currency forward contracts, which generated $8 million in 2021 compared to a cash use of $6 million in the prior year, and the receipt of $8 million on Corporate Owned Life Insurance contracts in 2021. The proceeds of Corporate Owned Life Insurance contracts were from policies redeemed related to former employees of Sealed Air. The Company previously maintained a corresponding asset on the Condensed Consolidated Balance Sheets. There was no impact to the Condensed Statements of Operations during the three or six months ended June 30, 2021 related to the Corporate Owned Life Insurance proceeds.
Financing Activities
Six Months Ended June 30, 2021 Compared with the Same Period in 2020
Net cash used in financing activities was $386 million in 2021, compared to $88 million used in 2020. The change was primarily due to $300 million of share repurchases in the current year.
Changes in Working Capital

(In millions)	June 30, 2021	December 31, 2020	Change
Working capital (current assets less current liabilities)	$400.8	$514.1	$(113.3)
Current ratio (current assets divided by current liabilities)	1.3x	1.4x
Quick ratio (current assets, less inventories divided by current liabilities)	0.8x	0.9x
The $113 million, or 22%, decrease in working capital during the six months ended June 30, 2021 was primarily due to a decrease in cash balances of $276 million, which was largely the result of cash outlay for share repurchases, and an increase in Accounts Payable of $127 million. This activity was partially offset by an increase in Inventory of $134 million, higher Trade Receivables of $87 million, and a decrease in Other Current Liabilities of $80 million reflecting the payment of performance-based compensation and profit sharing in the first quarter 2021, offset by current year accruals.
Changes in Stockholders’ Equity
The $79 million, or 46%, decrease in stockholders’ equity in the six months ended June 30, 2021 was primarily due to the following:

•repurchases of 6.1 million shares of our common stock for $298 million, including commissions paid (See Note 18, “Stockholders’ Equity” for further details); and
•dividends paid on our common stock and dividend equivalent accruals related to unvested equity awards of $56 million.
These decreases were partially offset by:
•net earnings of $218 million;
•stock issued for profit sharing contribution paid in stock of $28 million;
•unrealized gains on derivative instruments of $15 million;
•the effect of share-based incentive compensation of $11 million, including the impact of share-based compensation expense and netting of shares to cover the employee tax withholding amounts; and
•CTA gain and the recognition of pension items within AOCL of $4 million.
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
Foreign Currency Forward Contracts
At June 30, 2021, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At June 30, 2021, we had no outstanding interest rate swaps, collars or options.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 13, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 14, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $39 million in the fair value of the total debt balance at June 30, 2021. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
Argentina
Economic events in Argentina, including the default on some of its international debt obligations, which have subsequently been renegotiated, exposed us to heightened levels of foreign currency exchange risks. Despite some recent debt restructuring, fluctuations in foreign exchange rates on the Argentine Peso continue to impact our financial results. As of July 1, 2018, Argentina was designated as a highly inflationary economy. We recognized a net foreign currency exchange loss of $2 million in each of the six months ended June 30, 2021 and 2020, and a loss of $1 million in each of the three months ended June 30, 2021 and 2020, within other (expense) income, net on the Condensed Consolidated Statements of Operations, related to the designation of Argentina as a highly inflationary economy under U.S. GAAP. As of June 30, 2021, approximately 1% of our consolidated net sales were derived from our products sold in Argentina and our net assets include $7 million of cash and cash equivalents domiciled in Argentina. Also, as of June 30, 2021, our Argentina subsidiaries had cumulative translation losses of $24 million.

Russia
The U.S. and the European Union (EU) have imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities. Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products. These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however, they may limit the amount of future business the Company does with customers involved in activities in Russia. However, as of June 30, 2021, we do not anticipate these events will have a material impact to our 2021 results of operations. As of June 30, 2021, approximately 2% of our consolidated net sales were derived from products sold into Russia and our net assets include $14 million of cash and cash equivalents domiciled in Russia. Also, as of June 30, 2021, our Russia subsidiaries had cumulative translation losses of $37 million.

Brazil
Recent economic events in Brazil, including changes in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of June 30, 2021, we do not anticipate these events will have a material impact on our 2021 results of operations. As of June 30, 2021, approximately 2% of our consolidated net sales were derived from products sold into Brazil and net assets include $9 million of cash and cash equivalents domiciled in Brazil. Also, as of June 30, 2021, our Brazil subsidiaries had cumulative translation losses of $62 million.
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
As of June 30, 2021, the above events are not expected to have a material impact on our 2021 results of operations. As of June 30, 2021, approximately 3% of our consolidated net sales were derived from products sold into the UK. Net assets in the UK include $14 million of cash and cash equivalents and $16 million in inventory. Also, as of June 30, 2021, our UK subsidiaries had cumulative translation losses of $42 million.
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at June 30, 2021 would have caused us to pay approximately $27 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
Our foreign currency forward contracts are described in Note 13, “Derivatives and Hedging Activities,” which is incorporated herein by reference.
Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The decrease in the translated value of the debt was $20 million, net of tax as of June 30, 2021 and is reflected in long-term debt on our Condensed Consolidated Balance Sheets.
For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, settlements and changes in fair values of the derivative instruments are recognized in unrealized net gain or loss on derivative instruments for net investment hedge, a component of accumulated other comprehensive loss, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in other (expense) income, net on the Condensed Consolidated Statements of Operations.
Other Derivative Instruments
We may use other derivative instruments from time to time to manage exposure to foreign exchange rates and to access international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency.
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The U.S. dollar equivalent amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $517 million and $541 million at June 30, 2021 and December 31, 2020, respectively.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 17, “Commitments and Contingencies” under the captions “Settlement Agreement Tax Deduction” and “Environmental Matters” is incorporated herein by reference.
In addition, the Company previously received from the staff of the SEC subpoenas for documents and requests for information in connection with the SEC's previously disclosed investigation. Those subpoenas and requests sought documents and information regarding the Company's accounting for income taxes, its financial reporting and disclosures, the process by which the Company selected its former independent audit firm which audited the fiscal years of 2015 through 2018, the independence of that audit firm, and other matters.
The staff of the SEC has informed the Company that its investigation is now concluded as it relates to the Company and the staff does not intend to recommend any enforcement action against the Company. Separately, the SEC filed two settled orders arising out of the same investigation for conduct related to the process by which Ernst & Young LLP (“EY”) was selected as Sealed Air’s auditor and related to EY’s independence in connection with its audit of the Company’s financial statements for fiscal year 2015. The SEC issued one order against the Company’s former CFO, William Stiehl, and one order against EY and one current and two former partners of EY. Sealed Air terminated its former CFO in June 2019 and terminated EY’s engagement as auditor in August 2019.
On November 1, 2019, purported Company stockholder UA Local 13 & Employers Group Insurance Fund filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers. On June 4, 2020, the complaint was amended to remove all individual defendants other than the Company’s former CFO and to add a plaintiff, and on July 13, 2020, the complaint was further amended to identify a total of four plaintiffs. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the Company’s hiring of Ernst & Young LLP as its independent auditors and concerning the Company's corporate policies and procedures. The plaintiffs seek to represent a class of purchasers of the Company’s common stock between November 17, 2014 and June 20, 2019. The complaint seeks, among other things, unspecified compensatory damages, including interest, and attorneys’ fees and costs. On September 4, 2020, the Company filed a motion to dismiss the complaint, and on June 1, 2021, the court issued a ruling that granted in part and denied in part the motion to dismiss. The Company filed its answer to the complaint on July 15, 2021.
On July 21, 2021, the Company received a litigation demand letter from a purported stockholder of the Company. In the letter, the stockholder alleged substantially the same wrongdoing as that alleged in the stockholder derivative lawsuit filed on January 14, 2020, which is described in Part I, Item 3, “Legal Proceedings,” of our 2020 Form 10-K, and demanded that the Company file suit against the same current and former directors and officers as those named as defendants in that derivative lawsuit. The Board of Directors is taking appropriate steps to consider the matter.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)     Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended June 30, 2021, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(a)	(b)	(c)	(d)
Balance as of March 31, 2021				$497,582,942
April 1, 2021 through April 30, 2021	18,880	$44.98	18,880	496,733,759
May 1, 2021 through May 31, 2021	603,116	$56.31	603,116	462,773,527
June 1, 2021 through June 30, 2021	1,511,024	$57.94	1,511,024	375,224,938
Total	2,133,020		2,133,020	$375,224,938

(1)On May 2, 2018, the Board of Directors increased the total authorization to repurchase the Company's issued and outstanding stock to $1.0 billion. As of June 30, 2021, there was $375 million remaining under the currently authorized repurchase program. On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This new program has no expiration date and replaces the previous authorizations. From time to time we acquire shares by means of (i) open-market transactions, including through plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and privately negotiated transactions, including accelerated share repurchase programs, pursuant to our publicly announced program described above and (ii) shares withheld from awards under our Omnibus Incentive Plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan. We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable. For shares withheld for tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value.

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column (a)
	(a)	(b)
April 2021	—	$—
May 2021	—	$—
June 2021	—	$—
Total	—

Item 6.  Exhibits

Exhibit Number	Description
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

3.3
2014 Omnibus Incentive Plan (as amended and restated effective May 18, 2021) (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report May 18, 2021, File No. 1-12139, is incorporated herein by reference.)

31.1	Certification of Edward L. Doheny II pursuant to Rule 13a-14(a), dated August 3, 2021.
31.2	Certification of Christopher J. Stephens, Jr. pursuant to Rule 13a-14(a), dated August 3, 2021.
32	Certification of Edward L. Doheny II and Christopher J. Stephens, Jr. pursuant to 18 U.S.C. § 1350, dated August 3, 2021.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: August 3, 2021	By:	/S/ CHRISTOPHER J. STEPHENS, JR.
Christopher J. Stephens, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)