Form 10-Q
period 2021-09-30
SEALED AIR CORP/DE
filed 2021-11-02
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 148,156,720 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of October 31, 2021.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In USD millions, except share and per share data)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$393.7	$548.7
Trade receivables, net of allowance for credit losses of $11.2 in 2021 and $11.7 in 2020	638.6	541.0
Income tax receivables	31.4	71.2
Other receivables	96.7	69.5
Inventories, net of inventory reserves of $26.1 in 2021 and $21.1 in 2020	741.0	596.7
Current assets held for sale	3.3	0.3
Prepaid expenses and other current assets	66.2	54.1
Total current assets	1,970.9	1,881.5
Property and equipment, net	1,208.8	1,189.7
Goodwill	2,213.3	2,222.6
Identifiable intangible assets, net	157.4	171.0
Deferred taxes	172.1	187.1
Non-current assets held for sale	0.3	—
Operating lease right-of-use-assets	68.4	76.1
Other non-current assets	368.6	355.8
Total assets	$6,159.8	$6,083.8
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$0.4	$7.2
Current portion of long-term debt	487.8	22.3
Current portion of operating lease liabilities	23.0	24.3
Accounts payable	918.3	754.2
Current liabilities held for sale	0.5	—
Accrued restructuring costs	7.6	12.2
Income tax payable	24.2	19.9
Other current liabilities	463.6	527.3
Total current liabilities	1,925.4	1,367.4
Long-term debt, less current portion	3,315.4	3,731.4
Long-term operating lease liabilities, less current portion	47.7	53.2
Deferred taxes	39.2	31.0
Other non-current liabilities	704.4	728.3
Total liabilities	6,032.1	5,911.3
Commitments and contingencies - Note 17
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2021 and 2020	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 232,463,926 in 2021 and 231,958,083 in 2020; shares outstanding: 149,370,097 in 2021 and 154,889,772 in 2020	23.2	23.2
Additional paid-in capital	2,113.0	2,093.0
Retained earnings	2,640.1	2,400.7
Common stock in treasury, 83,093,829 shares in 2021 and 77,068,311 shares in 2020	(3,681.0)	(3,380.9)
Accumulated other comprehensive loss, net of taxes	(967.6)	(963.5)
Total stockholders’ equity	127.7	172.5
Total liabilities and stockholders’ equity	$6,159.8	$6,083.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In USD millions, except per share data)	2021	2020	2021	2020
Net sales	$1,406.7	$1,237.2	$4,002.3	$3,562.3
Cost of sales	1,003.0	832.7	2,796.8	2,377.4
Gross profit	403.7	404.5	1,205.5	1,184.9
Selling, general and administrative expenses	190.3	199.3	571.2	577.9
Amortization expense of intangible assets	9.7	9.7	29.1	28.0
Restructuring charges	2.4	1.0	4.5	11.7
Operating profit	201.3	194.5	600.7	567.3
Interest expense, net	(42.4)	(43.0)	(127.6)	(130.7)
Other (expense) income, net	(4.5)	(2.3)	(3.9)	4.7
Earnings before income tax provision	154.4	149.2	469.2	441.3
Income tax provision	46.6	17.4	147.0	94.7
Net earnings from continuing operations	107.8	131.8	322.2	346.6
(Loss) Gain on sale of discontinued operations, net of tax	(0.1)	2.2	3.7	14.1
Net earnings	$107.7	$134.0	$325.9	$360.7
Basic:
Continuing operations	$0.72	$0.85	$2.12	$2.23
Discontinued operations	—	0.01	0.03	0.09
Net earnings per common share - basic	$0.72	$0.86	$2.15	$2.32
Diluted:
Continuing operations	$0.71	$0.85	$2.10	$2.22
Discontinued operations	—	0.01	0.03	0.09
Net earnings per common share - diluted	$0.71	$0.86	$2.13	$2.31
Weighted average number of common shares outstanding:
Basic	149.9	155.5	151.8	155.2
Diluted	151.4	156.1	153.2	155.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2021			2020			2021			2020
(In USD millions)	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings			$107.7			$134.0			$325.9			$360.7
Other comprehensive income (loss):
Recognition of pension items	$2.3	$(0.6)	1.7	$2.3	$(0.5)	1.8	$5.7	$(2.5)	3.2	$5.1	$(1.2)	3.9
Unrealized gains (losses) on derivative instruments for net investment hedge	11.9	(3.0)	8.9	(20.0)	5.0	(15.0)	28.0	(7.0)	21.0	(21.7)	5.4	(16.3)
Unrealized gains (losses) on derivative instruments for cash flow hedge	2.8	(0.8)	2.0	(3.2)	0.9	(2.3)	7.1	(2.0)	5.1	(0.1)	0.1	—
Foreign currency translation adjustments	(35.4)	—	(35.4)	7.2	2.4	9.6	(33.4)	—	(33.4)	(77.7)	0.2	(77.5)
Other comprehensive (loss) income	$(18.4)	$(4.4)	(22.8)	$(13.7)	$7.8	(5.9)	$7.4	$(11.5)	(4.1)	$(94.4)	$4.5	(89.9)
Comprehensive income, net of taxes			$84.9			$128.1			$321.8			$270.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

(In USD millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Equity (Deficit)
Balance at June 30, 2021	$23.2	$2,103.7	$2,562.8	$(3,651.1)	$(944.8)	$93.8
Effect of share-based incentive compensation	—	9.3	—	—	—	9.3
Repurchases of common stock	—	—	—	(29.9)	—	(29.9)
Recognition of pension items, net of taxes	—	—	—	—	1.7	1.7
Foreign currency translation adjustments	—	—	—	—	(35.4)	(35.4)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	10.9	10.9
Net earnings	—	—	107.7	—	—	107.7
Dividends on common stock ($0.20 per share)	—	—	(30.4)	—	—	(30.4)
Balance at September 30, 2021	$23.2	$2,113.0	$2,640.1	$(3,681.0)	$(967.6)	$127.7

Balance at December 31, 2020	$23.2	$2,093.0	$2,400.7	$(3,380.9)	$(963.5)	$172.5
Effect of share-based incentive compensation	—	19.8	—	—	—	19.8
Stock issued for profit sharing contribution paid in stock	—	0.2	—	27.8	—	28.0
Repurchases of common stock	—	—	—	(327.9)	—	(327.9)
Recognition of pension items, net of taxes	—	—	—	—	3.2	3.2
Foreign currency translation adjustments	—	—	—	—	(33.4)	(33.4)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	26.1	26.1
Net earnings	—	—	325.9	—	—	325.9
Dividends on common stock ($0.56 per share)	—	—	(86.5)	—	—	(86.5)
Balance at September 30, 2021	$23.2	$2,113.0	$2,640.1	$(3,681.0)	$(967.6)	$127.7

Balance at June 30, 2020	$23.2	$2,070.9	$2,175.1	$(3,346.3)	$(993.0)	$(70.1)
Effect of share-based incentive compensation	—	11.8	—	—	—	11.8
Repurchase of common stock	—	—	—	(20.0)	—	(20.0)
Recognition of pension items, net of taxes	—	—	—	—	1.8	1.8
Foreign currency translation adjustments	—	—	—	—	9.6	9.6
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(17.3)	(17.3)
Net earnings	—	—	134.0	—	—	134.0
Dividends on common stock ($0.16 per share)	—	—	(25.3)	—	—	(25.3)
Balance at September 30, 2020	$23.2	$2,082.7	$2,283.8	$(3,366.3)	$(998.9)	$24.5

Balance at December 31, 2019	$23.2	$2,073.5	$1,998.5	$(3,382.4)	$(909.0)	$(196.2)
Effect of share-based incentive compensation	—	20.9	—	—	—	20.9
Stock issued for profit sharing contribution paid in stock	—	(11.7)	—	36.1	—	24.4
Repurchases of common stock	—	—	—	(20.0)	—	(20.0)
Recognition of pension items, net of taxes	—	—	—	—	3.9	3.9
Foreign currency translation adjustments	—	—	—	—	(77.5)	(77.5)
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(16.3)	(16.3)
Net earnings	—	—	360.7	—	—	360.7
Dividends on common stock ($0.48 per share)	—	—	(75.4)	—	—	(75.4)
Balance at September 30, 2020	$23.2	$2,082.7	$2,283.8	$(3,366.3)	$(998.9)	$24.5
See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In USD millions)	2021	2020
Net earnings	$325.9	$360.7
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	135.9	129.7
Share-based incentive compensation	33.1	31.2
Profit sharing expense	17.0	20.8
Loss on debt redemption and refinancing cost	14.7	—
Provisions for bad debt	1.3	3.4
Provisions for inventory obsolescence	7.9	6.2
Deferred taxes, net	4.6	1.9
Net gain on sale of business	(1.6)	(14.4)
Gain on equity investment	(6.6)	—
Other non-cash items	9.0	(0.6)
Changes in operating assets and liabilities:
Trade receivables, net	(117.2)	(35.2)
Inventories, net	(168.8)	(76.6)
Accounts payable	173.6	(14.9)
Customer advance payments	7.6	8.1
Income tax receivable/payable	44.4	47.8
Other assets and liabilities	(103.3)	(57.9)
Net cash provided by operating activities	$377.5	$410.2
Cash flows from investing activities:
Capital expenditures	(154.8)	(118.3)
Receipts associated with sale of business and property and equipment	1.1	7.3
Business acquired, net of cash acquired	(0.1)	1.5
Payments associated with debt, equity and equity method investments	(16.0)	—
Investment in marketable securities	—	13.9
Settlement of foreign currency forward contracts	7.8	(3.6)
Proceeds of Corporate Owned Life Insurance	7.7	—
Other investing activities	—	(1.9)
Net cash used in investing activities	$(154.3)	$(101.1)
Cash flows from financing activities:
Net payments of short-term borrowings	(6.7)	(98.5)
Proceeds from long-term debt	601.5	—
Payments of long-term debt	(522.6)	(2.8)
Payments of debt extinguishment costs	(13.3)	—
Dividends paid on common stock	(86.0)	(75.6)
Impact of tax withholding on share-based compensation	(14.8)	(11.5)
Repurchases of common stock	(329.5)	(20.0)
Principal payments related to financing leases	(7.8)	(8.7)
Net cash used in financing activities	$(379.2)	$(217.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$1.5	$(37.6)
Cash Reconciliation:
Cash and cash equivalents	548.7	262.4
Restricted cash and cash equivalents	—	—
Balance, beginning of period	$548.7	$262.4
Net change during the period	(154.5)	54.4
Cash and cash equivalents (includes $0.5 in 2021 of cash classified as held for sale)	394.2	316.8
Restricted cash and cash equivalents	—	—
Balance, end of period	$394.2	$316.8
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$137.8	$140.5
Income tax payments, net of cash refunds	$75.0	$53.0
Restructuring payments including associated costs	$16.4	$58.7
Non-cash items:
Transfers of shares of common stock from treasury for profit-sharing contributions	$28.0	$24.4
See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 Organization and Basis of Presentation
Organization
We are a leading global provider of packaging materials, automation, equipment, and services. Our portfolio of packaging solutions includes CRYOVAC® brand food packaging, SEALED AIR® brand protective packaging, AUTOBAG® brand automated packaging, BUBBLE WRAP® brand packaging and SEE Touchless AutomationTM solutions. Our packaging solutions are sold to an array of end markets including protein, foods, fluids, medical and life sciences, pet care, eCommerce and logistics, and industrials. Sealed Air provides solutions integrating packaging materials, automated equipment and systems, and services, which enable our customers to automate, reduce waste, simplify processes, and remove people from harm's way. We are investing in innovations that bring the industry toward a more sustainable future while providing food safety and security and product protection. We have established leading market positions through our differentiated packaging materials; automation, equipment, and services; iconic brands; well-established customer relationships; and global scale and market access.
We conduct substantially all of our business through two wholly-owned subsidiaries, Cryovac, LLC and Sealed Air Corporation (US). Throughout this report, when we refer to “Sealed Air,” the “Company,” “we,” “our,” or “us,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise.
Basis of Presentation
Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our Condensed Consolidated Balance Sheet as of September 30, 2021 and our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 have been made. The results set forth in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Some prior period amounts, including the geographic regions described below, have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our condensed consolidated financial condition, results of operations or cash flows. All amounts are in millions, except per share amounts, and approximate due to rounding. All amounts are presented in U.S. dollar, unless otherwise specified.
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
Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into U.S. dollars using the current exchange rate available to us. The impact of any changes in the exchange rate are reflected within Other (expense) income, net on the Condensed Consolidated Statements of Operations. The Company recorded $0.9 million and $2.8 million of remeasurement losses for the three and nine months ended September 30, 2021, respectively, and $1.1 million and $3.2 million of remeasurement losses for the three and nine months ended September 30, 2020, respectively.
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
Recently Issued Accounting Standards
In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments (“ASU 2021-05”). ASU 2021-05 requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease at commencement if the lease would have been classified as a sales-type or direct financing lease or the lessor would have recognized a selling loss at lease commencement. The amendment is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted. This ASU is not expected to have a material impact on the Company's Condensed Consolidated Financial Statements.

Note 3 Revenue Recognition, Contracts with Customers
Description of Revenue Generating Activities
We employ sales, marketing and customer service personnel throughout the world who sell and market our equipment and systems, products, and services to and/or through a large number of distributors, fabricators, converters, eCommerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, food service businesses, supermarket retailers, pharmaceutical companies, healthcare facilities, medical device manufacturers, and other manufacturers.
As discussed in Note 5, “Segments,” our reporting segments are Food and Protective. Our Food applications are largely sold directly to end customers, while our Protective products are sold through business supply distributors and directly to the end customer.
Food:
Food solutions are sold to food processors in fresh red meat, smoked and processed meats, poultry, seafood, plant-based and dairy (solid and liquids) markets worldwide. Food offers integrated packaging materials and automated equipment solutions to increase food safety, extend shelf life, reduce food waste, automate processes and optimize total cost. Its materials, automated equipment and service enables customers to reduce costs and enhance their brands in the marketplace.
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

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. Revenue recognized from performance obligations satisfied in previous reporting periods was $0.9 million and $1.7 million, for the three and nine months ended September 30, 2021, respectively, and $1.6 million and $3.8 million for the three and nine months ended September 30, 2020, respectively.
The Company does not adjust consideration in contracts with customers for the effects of a significant financing component if the Company expects that the period between transfer of a good or service and payment for that good or service will be one year or less. This is expected to be the case for the majority of the Company's contracts.

Lease components within contracts with customers are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 842.
Disaggregated Revenue
For the three and nine months ended September 30, 2021 and 2020, revenues from contracts with customers summarized by Segment and Geography were as follows:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(In millions)	Food	Protective	Total	Food	Protective	Total
Americas	$506.3	$393.0	$899.3	$1,399.5	$1,114.4	$2,513.9
EMEA	170.6	123.7	294.3	490.6	385.7	876.3
APAC	111.5	91.1	202.6	322.9	261.4	584.3
Topic 606 Segment Revenue	788.4	607.8	1,396.2	2,213.0	1,761.5	3,974.5
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	9.0	1.5	10.5	23.3	4.5	27.8
Total	$797.4	$609.3	$1,406.7	$2,236.3	$1,766.0	$4,002.3

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(In millions)	Food	Protective	Total	Food	Protective	Total
Americas	$443.2	$346.2	$789.4	$1,318.3	$969.7	$2,288.0
EMEA	154.2	100.9	255.1	446.1	292.3	738.4
APAC	102.4	83.8	186.2	288.6	227.6	516.2
Topic 606 Segment Revenue	699.8	530.9	1,230.7	2,053.0	1,489.6	3,542.6
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	4.8	1.7	6.5	15.1	4.6	19.7
Total	$704.6	$532.6	$1,237.2	$2,068.1	$1,494.2	$3,562.3
Contract Balances
The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned, with the exception of equipment accruals, which can be used to purchase both automated and standard range equipment. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the materials transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and when the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The following contract assets and liabilities are included within Prepaid expenses and other current assets, Other current liabilities, or Other non-current liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020:

(In millions)	September 30, 2021	December 31, 2020
Contract assets	$0.6	$1.4
Contract liabilities	$21.3	$20.3
The contract liability balances represent deferred revenue, primarily related to equipment accruals. Revenue recognized for the three and nine months ended September 30, 2021 that was included in the contract liability balance at the beginning of the period was $3.0 million and $11.6 million, respectively, and $2.8 million and $8.1 million for the three and nine months ended September 30, 2020, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.
Remaining Performance Obligations
The following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of September 30, 2021, as well as the expected timing of recognition of that transaction price.

(In millions)	September 30, 2021	December 31, 2020
Short-Term (12 months or less)(1)	$16.6	$7.3
Long-Term	4.7	13.0
Total transaction price	$21.3	$20.3

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
All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our lease receivable balances at September 30, 2021 and December 31, 2020 were as follows:

(In millions)	September 30, 2021	December 31, 2020
Short-Term (12 months or less)	$5.6	$5.4
Long-Term	16.2	11.9
Total lease receivables (Sales-type and Operating)	$21.8	$17.3

Lessee
Sealed Air has contractual obligations as a lessee with respect to warehouses, offices, manufacturing facilities, IT equipment, automobiles, and material production equipment.
The following table details our lease obligations included in our Condensed Consolidated Balance Sheets.

(In millions)	September 30, 2021	December 31, 2020
Other non-current assets:
Finance leases - ROU assets	$58.0	$58.2
Finance leases - Accumulated depreciation	(25.7)	(22.6)
Operating lease right-of-use-assets:
Operating leases - ROU assets	132.9	127.4
Operating leases - Accumulated depreciation	(64.5)	(51.3)
Total lease assets	$100.7	$111.7
Current portion of long-term debt:
Finance leases	$(10.9)	(10.5)
Current portion of operating lease liabilities:
Operating leases	(23.0)	(24.3)
Long-term debt, less current portion:
Finance leases	(20.2)	(23.9)
Long-term operating lease liabilities, less current portion:
Operating leases	(47.7)	(53.2)
Total lease liabilities	$(101.8)	$(111.9)
At September 30, 2021, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(In millions)	Finance leases	Operating leases
Remainder of 2021	$3.8	$7.6
2022	10.1	23.3
2023	6.4	16.9
2024	2.4	11.2
2025	1.9	7.8
Thereafter	11.9	12.7
Total lease payments	36.5	79.5
Less: Interest	(5.4)	(8.8)
Present value of lease liabilities	$31.1	$70.7
The following lease cost is included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Lease cost(1)
Finance leases
Amortization of ROU assets	$2.7	$2.6	$7.9	$8.1
Interest on lease liabilities	0.3	0.5	1.1	1.4
Operating leases	7.7	7.1	23.0	23.0
Short-term lease cost	1.3	1.0	3.8	2.7
Variable lease cost	1.8	1.3	4.5	4.1
Total lease cost	$13.8	$12.5	$40.3	$39.3

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
The following table details cash paid related to operating and financing leases included in our Condensed Consolidated Statements of Cash Flows and new ROU assets included in our Condensed Consolidated Balance Sheets:

	Nine Months Ended September 30,
(In millions)	2021	2020
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$3.6	$3.3
Operating cash flows - operating leases	$22.5	$23.9
Financing cash flows - finance leases	$7.8	$8.7

ROU assets obtained in exchange for new finance lease liabilities	$4.7	$5.3
ROU assets obtained in exchange for new operating lease liabilities	$14.0	$9.6

	Nine Months Ended September 30,
	2021	2020
Weighted average information:
Finance leases
Remaining lease term (in years)	5.9	6.1
Discount rate	4.6%	4.8%
Operating leases
Remaining lease term (in years)	4.4	4.7
Discount rate	4.7%	5.1%

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
The following tables show Net sales and Segment Adjusted EBITDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net sales:
Food	$797.4	$704.6	$2,236.3	$2,068.1
As a % of Consolidated net sales	56.7%	57.0%	55.9%	58.1%
Protective	609.3	532.6	1,766.0	1,494.2
As a % of Consolidated net sales	43.3%	43.0%	44.1%	41.9%
Consolidated Net sales	$1,406.7	$1,237.2	$4,002.3	$3,562.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Segment Adjusted EBITDA:
Food Adjusted EBITDA	$169.4	$152.4	$484.4	$477.8
Food Adjusted EBITDA Margin	21.2%	21.6%	21.7%	23.1%
Protective Adjusted EBITDA	102.7	108.7	319.9	293.0
Protective Adjusted EBITDA Margin	16.9%	20.4%	18.1%	19.6%
Total Segment Adjusted EBITDA	$272.1	$261.1	$804.3	$770.8
The following table shows a reconciliation of Segment Adjusted EBITDA to Earnings before income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Food Adjusted EBITDA	$169.4	$152.4	$484.4	$477.8
Protective Adjusted EBITDA	102.7	108.7	319.9	293.0
Corporate Adjusted EBITDA	(1.5)	(1.8)	(2.4)	1.6
Interest expense, net	(42.4)	(43.0)	(127.6)	(130.7)
Depreciation and amortization(1)	(55.2)	(56.2)	(170.3)	(161.1)
Special Items:
Restructuring charges(2)	(2.4)	(1.0)	(4.5)	(11.7)
Other restructuring associated costs(3)	(5.4)	(7.2)	(15.5)	(15.0)
Foreign currency exchange loss due to highly inflationary economies	(0.9)	(1.1)	(2.9)	(3.2)
Loss on debt redemption and refinancing activities	(14.7)	—	(14.7)	—
Increase in fair value of equity investments	6.6	—	6.6	—
Charges related to acquisition and divestiture activity	(0.8)	(1.0)	(1.9)	(5.1)
Other Special Items	(1.0)	(0.6)	(1.9)	(4.3)
Pre-tax impact of Special Items	(18.6)	(10.9)	(34.8)	(39.3)
Earnings before income tax provision	$154.4	$149.2	$469.2	$441.3

(1)Depreciation and amortization by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Food	$32.3	$31.7	$96.7	$90.9
Protective	22.9	24.5	73.6	70.2
Consolidated depreciation and amortization(i)	$55.2	$56.2	$170.3	$161.1

(i)    Includes share-based incentive compensation of $10.6 million and $34.4 million for the three and nine months ended September 30, 2021, respectively, and $12.3 million and $31.3 million for the three and nine months ended September 30, 2020, respectively.

(2)Restructuring charges by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Food	$0.8	$(1.4)	$1.9	$3.8
Protective	1.6	2.4	2.6	7.9
Consolidated restructuring charges	$2.4	$1.0	$4.5	$11.7
(3)Restructuring associated costs for the three months ended September 30, 2021 primarily relate to fees paid to third-party consultants in support of the Reinvent SEE business transformation. Restructuring associated costs for the nine months ended September 30, 2021 also includes a one-time, non-cash cumulative translation adjustment (CTA) loss recognized due to the wind-up of one of our legal entities. Restructuring associated costs for the three and nine months ended September 30, 2020, primarily relate to fees paid to third-party consultants in support of the Reinvent SEE business transformation.

Assets by Reportable Segments

The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventory, net; property and equipment, net; goodwill; intangible assets, net; and leased systems, net.

(In millions)	September 30, 2021	December 31, 2020
Assets allocated to segments:
Food	$2,168.2	$2,019.1
Protective	2,885.5	2,795.4
Total segments	5,053.7	4,814.5
Assets not allocated:
Cash and cash equivalents	$393.7	$548.7
Current assets held for sale	3.3	0.3
Income tax receivables	31.4	71.2
Other receivables	96.7	69.5
Deferred taxes	172.1	187.1
Other	408.9	392.5
Total	$6,159.8	$6,083.8

Note 6 Inventories, net

The following table details our inventories, net:

(In millions)	September 30, 2021	December 31, 2020
Raw materials	$157.2	$113.8
Work in process	161.6	139.7
Finished goods	422.2	343.2
Total	$741.0	$596.7

Note 7 Property and Equipment, net

The following table details our property and equipment, net:

(In millions)	September 30, 2021	December 31, 2020
Land and improvements	$49.5	$50.8
Buildings	785.8	786.5
Machinery and equipment	2,570.7	2,543.5
Other property and equipment	134.8	133.5
Construction-in-progress	165.3	150.1
Property and equipment, gross	3,706.1	3,664.4
Accumulated depreciation and amortization	(2,497.3)	(2,474.7)
Property and equipment, net	$1,208.8	$1,189.7
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Interest cost capitalized	$2.0	$1.2	$5.2	$4.4
Depreciation and amortization expense for property and equipment	$34.9	$34.2	$106.8	$101.8

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
Allocation of Goodwill to Reporting Segment
The following table shows our goodwill balances by reportable segment:

(In millions)	Food	Protective	Total
Gross Carrying Value at December 31, 2020	$579.7	$1,833.6	$2,413.3
Accumulated impairment(1)	(49.5)	(141.2)	(190.7)
Carrying Value at December 31, 2020	$530.2	$1,692.4	$2,222.6
Currency translation	(2.9)	(6.4)	(9.3)
Carrying Value at September 30, 2021	$527.3	$1,686.0	$2,213.3

(1)There was no change to our accumulated impairment balance during the nine months ended September 30, 2021.
Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives. As of September 30, 2021, there were no impairment indicators present.

	September 30, 2021			December 31, 2020
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$102.9	$(40.9)	$62.0	$105.2	$(37.2)	$68.0
Trademarks and tradenames	31.1	(10.8)	20.3	31.3	(8.5)	22.8
Software	121.2	(85.4)	35.8	104.7	(69.7)	35.0
Technology	65.0	(36.8)	28.2	66.7	(33.0)	33.7
Contracts	13.5	(11.3)	2.2	13.6	(11.0)	2.6
Total intangible assets with definite lives	333.7	(185.2)	148.5	321.5	(159.4)	162.1
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$342.6	$(185.2)	$157.4	$330.4	$(159.4)	$171.0
The following table shows the remaining estimated future amortization expense at September 30, 2021.

Year	Amount (In millions)
Remainder of 2021	$10.3
2022	31.1
2023	24.2
2024	18.0
2025	13.7
Thereafter	51.2
Total	$148.5

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
Note 9 Accounts Receivable Securitization Programs

U.S. Accounts Receivable Securitization Program
We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to a wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables to two banks and issuers of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries. Any transfers of fractional ownership interests of receivables under the U.S. receivables securitization program to the two banks and issuers of commercial paper administered by these banks are considered secured borrowings with the underlying receivables as collateral and will be classified as short-term borrowings on our Condensed Consolidated Balance Sheets. These banks do not have any recourse against the general credit of the Company. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There were no borrowings or corresponding net trade receivables maintained as collateral as of September 30, 2021 or December 31, 2020.
As of September 30, 2021, the maximum purchase limit for receivable interests was $50.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $50.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of September 30, 2021, the amount available to us under the program was $50.0 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a decline in the amounts available to us under the program or termination of the program.
The program expires annually and is renewable.
European Accounts Receivable Securitization Program
We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks, and issuers of commercial paper administered by these banks. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV and are exposed to the risk of uncollectible receivables held by the SPV. Therefore, the SPV is consolidated in our Condensed Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as short-term borrowings on our Condensed Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There were no borrowings or corresponding net trade receivables maintained as collateral as of September 30, 2021 or December 31, 2020.
As of September 30, 2021, the maximum purchase limit for receivable interests was €80.0 million ($92.8 million equivalent at September 30, 2021), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of September 30, 2021, the amount available under this program before utilization was €77.7 million ($90.1 million equivalent as of September 30, 2021).
This program expires annually and is renewable.

Utilization of Our Accounts Receivable Securitization Programs
As of September 30, 2021 and December 31, 2020, there were no outstanding borrowings under our U.S. or European programs. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. There was no interest paid for these programs for the three and nine months ended September 30, 2021 and $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at September 30, 2021.
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
Gross amounts factored under this program for the nine months ended September 30, 2021 and 2020 were $479.9 million and $308.7 million, respectively. The fees associated with the transfer of receivables for all programs were approximately $1.0 million and $2.7 million for the three and nine months ended September 30, 2021 and $0.4 million and $1.4 million for the three and nine months ended September 30, 2020, respectively.
Note 11 Restructuring Activities
For the three and nine months ended September 30, 2021, the Company incurred $2.4 million and $4.5 million of restructuring charges, respectively, and $5.4 million and $15.5 million, respectively, of other costs associated with our restructuring program. These charges were incurred in connection with the Company’s Reinvent SEE business transformation.
The restructuring program (“Program”) is defined as the initiatives associated with our Reinvent SEE business transformation, which is a three-year program approved by the Board of Directors in December 2018. Spend associated with our previous restructuring programs existing at the time of Reinvent SEE’s approval was substantially completed as of December 31, 2020, and therefore these spend amounts are no longer included in the restructuring program totals below. The Company expects restructuring activities associated with the Program to be substantially completed by the end of 2021.
We expect the Program spend to be between $175 million and $200 million, which is less than the original Board of Directors approved spend of $190 million to $220 million for the Program. Restructuring spend is estimated to be incurred as follows:

(In millions)	Total Restructuring Program Range		Less Cumulative Spend to Date	Remaining Restructuring Spend
	Low	High		Low	High
Costs of reduction in headcount as a result of reorganization	$65	$70	$(65)	$—	$5
Other expenses associated with the Program	105	120	(98)	7	22
Total expense	$170	$190	$(163)	$7	$27
Capital expenditures	5	10	(7)	—	3
Total estimated cash cost(1)	$175	$200	$(170)	$7	$30

(1)    Total estimated cash cost excludes the impact of proceeds expected from the sale of property and equipment and foreign currency impact.

The following table details our aggregate restructuring activities incurred under the Company's Program or prior restructuring programs at the time the expense was recorded as reflected in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Other associated costs	$5.4	$7.2	$15.5	$15.0
Restructuring charges	2.4	1.0	4.5	11.7
Total charges	$7.8	$8.2	$20.0	$26.7
Capital expenditures	$1.7	$0.2	$5.0	$0.4
The aggregate restructuring accrual, spending and other activity for the nine months ended September 30, 2021 and the accrual balance remaining at September 30, 2021 related to these programs were as follows:

(In millions)
Restructuring accrual at December 31, 2020	$14.3
Accrual and accrual adjustments	4.5
Cash payments during 2021	(9.0)
Effect of changes in foreign currency exchange rates	(0.4)
Restructuring accrual at September 30, 2021(1)	$9.4

(1)    The restructuring accrual as of September 30, 2021 includes the balance related to the Reinvent SEE business transformation, as well as an accrual of $1.9 million for a restructuring program related to recent acquisitions. We did not incur any restructuring charges related to the program associated with recent acquisitions for the three and nine months ended September 30, 2021 and 2020, respectively.
We expect to pay $7.6 million of the accrual balance remaining at September 30, 2021 within the next twelve months. This amount is included in accrued restructuring costs on the Condensed Consolidated Balance Sheets at September 30, 2021. The remaining accrual of $1.8 million, primarily related to restructuring for recent acquisitions, is expected to be paid in periods including, and beyond, 2022. These amounts are included in other non-current liabilities on our Condensed Consolidated Balance Sheets at September 30, 2021.
One of the components of the Reinvent SEE business transformation was to enhance the operational efficiency of the Company by acting as “One SEE”. The program was approved by our Board of Directors as a consolidated program benefiting both Food and Protective, and accordingly the expected program spend by reporting segment is not available. However, of the remaining restructuring accrual of $9.4 million as of September 30, 2021, $4.1 million was attributable to Food and $5.3 million was attributable to Protective.

Note 12 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth in the following table:

(In millions)	Interest rate	September 30, 2021	December 31, 2020
Short-term borrowings(1)		$0.4	$7.2
Current portion of long-term debt(2)		487.8	22.3
Total current debt		488.2	29.5
Term Loan A due August 2022(2)		—	474.7
Term Loan A due July 2023		34.9	208.6
Senior Notes due December 2022	4.875%	85.5	423.3
Senior Notes due April 2023	5.250%	423.6	422.9
Senior Notes due September 2023	4.500%	462.6	490.2
Senior Notes due December 2024	5.125%	422.6	422.1
Senior Notes due September 2025	5.500%	398.1	397.8
Senior Secured Notes due October 2026	1.573%	594.6	—
Senior Notes due December 2027	4.000%	421.3	420.9
Senior Notes due July 2033	6.875%	446.2	446.0
Other(2)		26.0	24.9
Total long-term debt, less current portion(3)		3,315.4	3,731.4
Total debt(4)		$3,803.6	$3,760.9

(1)Short-term borrowings of $0.4 million and $7.2 million at September 30, 2021 and December 31, 2020, respectively, were comprised of short-term borrowings from various lines of credit.
(2)Current portion of long-term debt includes $475 million related to the Term Loan A due August 2022 as well as finance lease liabilities of $10.9 million at September 30, 2021. Current portion of long-term debt includes finance lease liabilities of $10.5 million at December 31, 2020. Other debt includes long-term liabilities associated with our finance leases of $20.2 million and $23.9 million at September 30, 2021 and December 31, 2020, respectively. See Note 4, "Leases," for additional information on finance and operating lease liabilities.
(3)Amounts are shown net of unamortized discounts and issuance costs of $20.4 million as of September 30, 2021 and $20.1 million as of December 31, 2020.
(4)As of September 30, 2021, our weighted average interest rate on our short-term borrowings outstanding was 4.2% and on our long-term debt outstanding was 4.1%. As of December 31, 2020, our weighted average interest rate on our short-term borrowings outstanding was 2.2% and on our long-term debt outstanding was 4.4%.
Lines of Credit
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including our revolving credit facility, and the amounts available under our accounts receivable securitization programs.

(In millions)	September 30, 2021	December 31, 2020
Used lines of credit(1)	$0.4	$7.2
Unused lines of credit	1,302.6	1,312.0
Total available lines of credit(2)	$1,303.0	$1,319.2

(1)Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.
(2)Of the total available lines of credit, $1,140.1 million was committed as of September 30, 2021.

Senior Secured Notes
2021 Activity
On September 29, 2021, Sealed Air issued $600 million aggregate principal amount of 1.573% Senior Secured Notes due 2026 (the “2026 Notes”). The 2026 Notes will mature on October 15, 2026. Interest is payable on April 15 and October 15 of each year, commencing April 15, 2022. The 1.573% Notes and related guarantees will be secured on a first-priority basis by liens on substantially all of the Company's and the Guarantors' personal property securing obligations that the Company owes to lenders under the Company's senior secured credit facilities on a pari passu basis, in each case excluding certain property and subject to certain other exceptions.
Prior to the date that is one month prior to the scheduled maturity date of the 2026 Notes (the “Par Call Date”), Sealed Air may redeem the 2026 Notes, in whole or in part, at any time, at a redemption price equal to the greater of (i) 100% of the principal amount of such 2026 Notes or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on such 2026 Notes (assuming for this purpose that interest accrued to the Par Call Date is scheduled to be paid on the Par Call Date) from the redemption date to the Par Call Date discounted to the redemption date on a semiannual basis, plus in either (i) or (ii), any interest accrued but not paid to the date of redemption.
At any time on or after the Par Call Date, Sealed Air may redeem the 2026 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus any interest accrued but not paid to, but not including, the date of redemption.
We capitalized $5.4 million of non-lender fees incurred in connection with the 2026 Notes which are included in long-term debt, less current portion on our Condensed Consolidated Balance Sheets.
The net proceeds from the offering of the 2026 Notes were used (i) to repurchase the outstanding 4.875% Senior Notes due 2022 (the “2022 Notes”) tendered pursuant to the tender offer commenced by the Company on September 15, 2021, (ii) to satisfy and discharge all of the remaining outstanding 2022 Notes in accordance with the terms of the indenture governing the 2022 Notes, and (iii) to repay a portion of the U.S. dollar tranche of Term Loan A due 2023. On September 30, 2021, the Company paid $358.1 million for the repurchase of the 2022 Notes, which included the principal amount of $339.3 million, a premium of $13.3 million and accrued interest of $5.5 million. A pre-tax loss of $14.7 million was recognized on the repurchase and cancellation of the 2022 Notes, including the premium noted above and accelerated amortization of non-lender fees within Other (expense) income, net on our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021. The remaining $85.7 million principal amount of the 2022 Notes was satisfied and discharged on October 15, 2021 in accordance with the terms of the indenture governing the 2022 Notes. The $85.7 million, net of unamortized issuance costs, was included in total long debt, less current portion on our Condensed Consolidated Balance Sheet as of September 30, 2021.

Additionally, on September 30, 2021, the Company repaid an aggregate principal amount of $177.2 million of the U.S. dollar tranche of Term Loan A due 2023, plus accrued interest of $0.2 million.
Covenants
Each issue of our outstanding senior notes and senior secured notes imposes limitations on our operations and those of specified subsidiaries. Our senior secured credit facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio to EBITDA. We were in compliance with the above financial covenants and limitations at September 30, 2021.
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
Net unrealized after-tax gains/losses related to cash flow hedging activities that were included in AOCL were a $2.0 million gain and a $5.4 million gain for the three and nine months ended September 30, 2021, respectively, and a $2.4 million loss and $0.4 million gain for the three and nine months ended September 30, 2020, respectively. The unrealized amount in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $2.4 million of net unrealized gains related to cash flow hedging activities included in AOCL will be reclassified into earnings within the next twelve months.

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

Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At September 30, 2021 and December 31, 2020, we had no outstanding interest rate swaps.

Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The decrease in the translated value of the debt was $14.0 million ($10.5 million, net of tax) as of September 30, 2021 and is reflected in AOCL on our Condensed Consolidated Balance Sheets.
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
The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow Hedge		Non-Designated as Hedging Instruments		Total
(In millions)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Derivative Assets
Foreign currency forward contracts and options	$2.8	$—	$2.1	$7.3	$4.9	$7.3
Total Derivative Assets	$2.8	$—	$2.1	$7.3	$4.9	$7.3

Derivative Liabilities
Foreign currency forward contracts	$—	$(2.8)	$(0.6)	$(4.2)	$(0.6)	$(7.0)
Total Derivative Liabilities(1)	$—	$(2.8)	$(0.6)	$(4.2)	$(0.6)	$(7.0)
Net Derivatives(2)	$2.8	$(2.8)	$1.5	$3.1	$4.3	$0.3

(1)Excludes €400.0 million of euro-denominated debt ($462.6 million equivalent at September 30, 2021 and $490.2 million equivalent at December 31, 2020), which is designated as a net investment hedge.
(2)The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities
(In millions)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Gross position	$4.9	$7.3	$(0.6)	$(7.0)
Impact of master netting agreements	(0.5)	(2.3)	0.5	2.3
Net amounts recognized on the Condensed Consolidated Balance Sheets	$4.4	$5.0	$(0.1)	$(4.7)

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized on	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	Condensed Consolidated Statements of Operations	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$0.9	$(2.4)	$(3.3)	$0.7
Treasury locks	Interest expense, net	—	—	0.1	0.1
Sub-total cash flow hedges		0.9	(2.4)	(3.2)	0.8
Derivatives not designated as hedging instruments:
Foreign currency forward and option contracts	Other (expense) income, net	0.6	2.1	6.2	(0.3)
Total		$1.5	$(0.3)	$3.0	$0.5

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

	September 30, 2021
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$186.3	$186.3	$—	$—
Derivative financial and hedging instruments net asset:
Foreign currency forward and option contracts	$4.3	$—	$4.3	$—

	December 31, 2020
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$235.1	$235.1	$—	$—
Derivative financial and hedging instruments net asset:
Foreign currency forward and option contracts	$0.3	$—	$0.3	$—

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
Foreign currency forward contracts and options are included in Prepaid expenses and other current assets and Other current liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020.
Equity Investments
Sealed Air maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity investments that do not have readily determinable fair values. We do not exercise significant influence over these companies. The following carrying value of these investments were included within Other non-current assets in our Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020:

(In millions)	September 30, 2021	December 31, 2020
Carrying value at the beginning of period	$25.4	$7.5
Purchases	14.7	2.6
Impairments or downward adjustments	—	—
Upward adjustments	6.6	15.1
Currency translation on investments	(0.6)	0.2
Carrying value at the end of period	$46.1	$25.4
During the three months ended September 30, 2021, Sealed Air recorded an upward adjustment of $6.6 million based on the valuation of additional equity issued by an investee which was deemed to be an observable transaction of a similar investment under ASC 321. The gain was recorded within Other (expense) income, net on the Condensed Consolidated Statements of Operations.
There have been no cumulative impairments or downward adjustments on any of the equity investments above, as of September 30, 2021. The cumulative upward adjustments of the equity investments was $21.7 million and $15.1 million as of September 30, 2021 and December 31, 2020, respectively.
During the fourth quarter of 2020, Sealed Air made an additional investment in one of our investees of $5.7 million, based on the balance sheet foreign exchange rate as of December 31, 2020. The equity issuance by the investee was subject to customary regulatory and statutory approval which was received during the three months ended March 31, 2021. This investment has converted to equity and is held as an equity investment valued under the measurement alternative in ASC 321 as of September 30, 2021. Additionally, during the second quarter of 2021, Sealed Air made an additional investment in a separate investee of $9.0 million. The investment continues to be accounted for under the measurement alternative of ASC 321, and Sealed Air did not gain significant influence over the investee with the subsequent investment.
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
The table below shows the carrying amounts and estimated fair values of our debt, excluding our lease liabilities.

		September 30, 2021		December 31, 2020
(In millions)	Interest rate	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A Facility due August 2022		$474.8	$474.8	$474.7	$474.7
Term Loan A Facility due July 2023(1)		36.9	36.9	220.0	220.0
Senior Notes due December 2022	4.875%	85.5	88.8	423.3	446.0
Senior Notes due April 2023	5.250%	423.6	444.0	422.9	450.8
Senior Notes due September 2023(1)	4.500%	462.6	497.1	490.2	537.5
Senior Notes due December 2024	5.125%	422.6	461.7	422.1	466.8
Senior Notes due September 2025	5.500%	398.1	446.0	397.8	446.7
Senior Secured Notes due October 2026	1.573%	594.6	596.8	—	—
Senior Notes due December 2027	4.000%	421.3	452.6	420.9	453.6
Senior Notes due July 2033	6.875%	446.2	585.3	446.0	594.4
Other borrowings(1)		6.5	6.6	8.8	9.1
Total debt(2)		$3,772.7	$4,090.6	$3,726.7	$4,099.6

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

Note 15 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
The following tables show the components of net periodic benefit (income) cost for our defined benefit pension plans for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit (income) cost:
Service cost	$—	$1.3	$1.3	$—	$1.1	$1.1
Interest cost	0.9	2.2	3.1	1.3	3.0	4.3
Expected return on plan assets	(2.3)	(4.6)	(6.9)	(2.2)	(5.0)	(7.2)
Amortization of net prior service cost	—	0.1	0.1	—	—	—
Amortization of net actuarial loss	0.6	1.4	2.0	0.4	1.2	1.6
Net periodic (income) cost	(0.8)	0.4	(0.4)	(0.5)	0.3	(0.2)
Cost of settlement	—	0.5	0.5	—	0.9	0.9
Total benefit (income) cost	$(0.8)	$0.9	$0.1	$(0.5)	$1.2	$0.7

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit (income) cost:
Service cost	$0.1	$3.9	$4.0	$0.1	$3.3	$3.4
Interest cost	2.6	6.6	9.2	4.0	8.9	12.9
Expected return on plan assets	(6.7)	(13.9)	(20.6)	(6.7)	(15.0)	(21.7)
Amortization of net prior service cost	—	0.2	0.2	—	0.1	0.1
Amortization of net actuarial loss	1.8	4.0	5.8	1.1	3.6	4.7
Net periodic (income) cost	(2.2)	0.8	(1.4)	(1.5)	0.9	(0.6)
Cost of settlement	—	0.7	0.7	—	1.0	1.0
Total benefit (income) cost	$(2.2)	$1.5	$(0.7)	$(1.5)	$1.9	$0.4
The following table shows the components of net periodic benefit cost for our other post-retirement employee benefit plans for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Components of net periodic benefit cost:
Interest cost	$0.1	$0.3	$0.4	$0.8
Amortization of net prior service credit	—	—	(0.2)	(0.2)
Amortization of net actuarial gain	—	—	(0.1)	(0.1)
Net periodic benefit cost	$0.1	$0.3	$0.1	$0.5

Note 16 Income Taxes

U.S. Legislation
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Taxpayers may generally deduct interest up to 50% (30% under the 2017 Tax Act) of their adjusted taxable income plus business interest income for 2019 and 2020.
The American Rescue Plan Act of 2021 (“Rescue Act”) was signed into law on March 11, 2021 and includes additional COVID-19 related tax relief for some individuals and businesses.
The enactment of the Rescue Act and the CARES Act did not result in any material adjustments to our income tax provision for the three and nine months ended September 30, 2021 or September 30, 2020.
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
Our effective income tax rate was 30.2% and 31.3%, respectively, for the three and nine months ended September 30, 2021. In addition to the above referenced items, the Company's effective income tax rate for the three months ended September 30, 2021 was unfavorably impacted by adjustments to specific U.S. uncertain tax positions. The Company's effective income tax rate for the nine months ended September 30, 2021 was also unfavorably impacted by legislative and administrative changes to enacted foreign statutes.
Our effective income tax rate was 11.7% and 21.5%, respectively, for the three and nine months ended September 30, 2020. In addition to the above referenced items, the Company's effective income tax rate for the three and nine months ended September 30, 2020 was positively impacted by GILTI regulations issued in the third quarter and the effective settlement of specific uncertain tax positions associated with the U.S. Internal Revenue Service (“IRS”) audit for the 2011 - 2014 tax years.
There was no significant change in our valuation allowances for the three and nine months ended September 30, 2021 and 2020.
We reported a net increase in unrecognized tax positions of $6.5 million and $14.4 million, respectively, for the three and nine months ended September 30, 2021, including adjustments to specific uncertain tax positions and interest accruals on existing uncertain tax positions. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax positions may increase or decrease as a result of the remaining items under IRS audit for the 2011 - 2014 tax years. We reported a net decrease in unrecognized tax positions in the three and nine months ended September 30, 2020 of $2.4 million and $8.1 million, respectively, primarily related to certain settlements with respect to the IRS audit for the 2011- 2014 tax years. Interest and penalties on tax assessments are included in income tax expense.
The IRS completed its field examination of the U.S. federal income tax returns for the 2011-2014 tax years in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow, for the 2014 taxable year, the entirety of the deduction of the approximately $1.49 billion settlement payment made pursuant to the Settlement agreement (as defined in Note 17, “Commitments and Contingencies”) and the resulting reduction of our U.S. federal tax liability by approximately $525 million. We continue to believe that we have meritorious defenses to the proposed disallowance and have filed a protest with the IRS. The matter has been submitted to the IRS Independent Office of Appeals for review of the proposed disallowance, and we cannot predict when the Appeals process will conclude, or the outcome of such process. It is possible that future developments in this matter could have a material impact to the Company's uncertain tax position balances and results of operations, including cash flow, within the next twelve months.
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
The IRS completed its field examination of our U.S. federal income tax returns for the years 2011 through 2014 in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion settlement payments made pursuant to the Settlement agreement and the resulting reduction of our U.S. federal tax liability by approximately $525 million. We continue to believe that we have meritorious defenses to the proposed disallowance and have filed a protest with the IRS. The matter has been submitted to the IRS Independent Office of Appeals for review of the proposed disallowance, and we cannot predict when the Appeals will conclude, or the outcome of such process. It is possible that future developments in this matter could have a material impact on the Company's uncertain tax position balances and results of operations, including cash flows, within the next twelve months.
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
As of September 30, 2021, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.
Other Matters
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.
Note 18 Stockholders’ Equity
Repurchase of Common Stock
On May 2, 2018, the Board of Directors increased the total authorization to repurchase the Company's issued and outstanding stock to $1.0 billion. As of June 30, 2021, this program had $375.2 million remaining authorization and no expiration date. On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This program has no expiration and replaces the previous authorizations. As of September 30, 2021, there was $970.1 million remaining under the currently authorized repurchase program.
During the three and nine months ended September 30, 2021, we repurchased 527,058 and 6,585,112 shares, for approximately $29.9 million and $327.7 million, with an average share price of $56.75 and $49.77, respectively. Cash outlay for share repurchases during the nine months ended September 30, 2021 also includes $1.6 million for 35,100 shares purchased in the fourth quarter 2020 and settled in the first quarter 2021.
During the three and nine months ended September 30, 2020, we repurchased 521,498 shares for approximately $20.0 million, with an average share price of $38.37.
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

On July 12, 2021, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, or $30.0 million, which was paid on September 17, 2021 to stockholders of record at the close of business on September 3, 2021.

On October 19, 2021, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, which will be paid on December 17, 2021 to shareholders of record at the close of business on December 3, 2021.
The dividends paid during the nine months ended September 30, 2021 were recorded as a reduction to cash and cash equivalents and retained earnings on our Condensed Consolidated Balance Sheets. Our credit facility and our senior notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Statements of Operations. There is no guarantee that our Board of Directors will declare any future dividends.
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
The table below shows our total share-based incentive compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Total share-based incentive compensation expense(1)	$10.6	$12.3	$34.4	$31.3

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
2021 Three-year PSU Awards
During the first quarter 2021, the O&C Committee approved awards with a three-year performance period beginning January 1, 2021 and ending December 31, 2023 for executive officers and other selected employees. The O&C Committee established performance goals, which are (i) three-year cumulative average growth rate (“CAGR”) of consolidated Adjusted EBITDA weighted at 50%, and (ii) Return on Invested Capital (“ROIC”) weighted at 50%. Calculation of final achievement on each performance metric is subject to an upward or downward adjustment of up to 25% of the overall combined achievement percentage, based on the results of a relative total shareholder return (“TSR”) modifier. The comparator group for the relative TSR modifier is S&P 500 component companies as of the beginning of the performance period. Shareholder return in the top quartile of the comparator group increases overall achievement of performance metrics by 25%, while shareholder return in the bottom quartile of the comparator group decreases overall achievement of the performance metrics by 25%. The total number of shares to be issued, including the modifier, for these awards can range from zero to 250% of the target number of shares.
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

Note 19 Accumulated Other Comprehensive Loss
The following table provides details of comprehensive (loss) income for the nine months ended September 30, 2021 and 2020:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Unrecognized Losses on Derivative Instruments for net investment hedge	Unrecognized (Losses) Gains on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2020	$(172.5)	$(721.7)	$(67.5)	$(1.8)	$(963.5)
Other comprehensive (loss) income before reclassifications	(1.6)	(33.4)	21.0	2.9	(11.1)
Less: amounts reclassified from accumulated other comprehensive loss	4.8	—	—	2.2	7.0
Net current period other comprehensive income (loss)	3.2	(33.4)	21.0	5.1	(4.1)
Balance at September 30, 2021(1)	$(169.3)	$(755.1)	$(46.5)	$3.3	$(967.6)

Balance at December 31, 2019	$(146.1)	$(728.6)	$(34.5)	$0.2	$(909.0)
Other comprehensive (loss) income before reclassifications	(0.4)	(77.5)	(16.3)	0.7	(93.5)
Less: amounts reclassified from accumulated other comprehensive loss	4.3	—	—	(0.7)	3.6
Net current period other comprehensive income (loss)	3.9	(77.5)	(16.3)	—	(89.9)
Balance at September 30, 2020(1)	$(142.2)	$(806.1)	$(50.8)	$0.2	$(998.9)

(1)The ending balance in AOCL includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment for the nine months ended September 30, 2021 and 2020 was a gain of $19.4 million and a loss of $19.8 million, respectively.
The following table provides detail of amounts reclassified from AOCL:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021(1)	2020(1)	2021(1)	2020(1)	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefits:
Settlement activity	$(0.5)	$(0.9)	$(0.7)	$(1.0)
Prior service (cost) credit	(0.1)	—	—	0.1
Actuarial losses	(2.0)	(1.6)	(5.7)	(4.6)
Total pre-tax amount	(2.6)	(2.5)	(6.4)	(5.5)	Other (expense) income, net
Tax benefit	0.6	0.5	1.6	1.2
Net of tax	(2.0)	(2.0)	(4.8)	(4.3)
Net gains (losses) on cash flow hedging derivatives:(2)
Foreign currency forward contracts	0.9	(2.4)	(3.3)	0.7	Cost of sales
Treasury locks	—	—	0.1	0.1	Interest expense, net
Total pre-tax amount	0.9	(2.4)	(3.2)	0.8
Tax (expense) benefit	(0.3)	0.7	1.0	(0.1)
Net of tax	0.6	(1.7)	(2.2)	0.7
Total reclassifications for the period	$(1.4)	$(3.7)	$(7.0)	$(3.6)

(1)Amounts in parentheses indicate charges to earnings (loss).
(2)These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 13, “Derivatives and Hedging Activities,” for additional details.
Note 20 Other (Expense) Income, net
The following table provides details of other (expense) income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net foreign exchange transaction (loss) gain	$(0.5)	$(1.4)	$(0.5)	$5.2
Bank fee expense	(1.0)	(1.1)	(3.4)	(3.4)
Pension income (expense) other than service costs	0.7	(0.1)	3.3	1.1
Increase in fair value of equity investments	6.6	—	6.6	—
Foreign currency exchange loss due to highly inflationary economies	(0.9)	(1.1)	(2.9)	(3.2)
Loss on debt redemption and refinancing activities	(14.7)	—	(14.7)	—
Other income(1)	6.7	2.3	11.7	9.6
Other (expense)	(1.4)	(0.9)	(4.0)	(4.6)
Other (expense) income, net	$(4.5)	$(2.3)	$(3.9)	$4.7

(1)During the three months ended September 30, 2021, we recorded $5.0 million to Other income related to a claim for the overpayment of certain indirect taxes paid by Sealed Air subsidiary, Cryovac Brasil Ltda., resulting from a double taxation calculation. In 2021, the Supreme Court of Brazil issued a final decision that clarified the methodology companies should use in the calculation. This decision was published and certified by the courts during the third quarter of 2021.
Note 21 Net Earnings Per Common Share
The following table shows the calculation of basic and diluted net earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Basic Net Earnings Per Common Share:
Numerator:
Net earnings	$107.7	$134.0	$325.9	$360.7
Distributed and allocated undistributed net earnings to unvested restricted stockholders	—	—	—	(0.1)
Net earnings available to common stockholders	$107.7	$134.0	$325.9	$360.6
Denominator:
Weighted average number of common shares outstanding - basic	149.9	155.5	151.8	155.2
Basic net earnings per common share:
Basic net earnings per common share	$0.72	$0.86	$2.15	$2.32
Diluted Net Earnings Per Common Share:
Numerator:
Net earnings available to common stockholders	$107.7	$134.0	$325.9	$360.6
Denominator:
Weighted average number of common shares outstanding - basic	149.9	155.5	151.8	155.2
Effect of dilutive stock shares and units	1.5	0.6	1.4	0.6
Weighted average number of common shares outstanding - diluted under treasury stock	151.4	156.1	153.2	155.8
Diluted net earnings per common share	$0.71	$0.86	$2.13	$2.31

Note 22 Events Subsequent to September 30, 2021
Divestiture of Reflectix, Inc.
On November 1, 2021, the Company completed the sale of Reflectix, Inc. (“Reflectix”), a wholly-owned subsidiary that sells branded reflective insulation solutions. Reflectix is a non-strategic business within the Protective reporting segment. The historical annual sales, operating profit and net assets of this business were not significant enough to qualify as discontinued operations. Reflectix met the held-for-sale criteria in October 2021. The selling price of the business was $82.5 million. The net proceeds from the sale exceeded the carrying value of the net assets allocated to Reflectix.

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
Recent Events and Trends

Supply Chain Disruptions and Raw Material Price Increases
Throughout 2021, the Company has experienced supply chain disruptions and sharp raw material price increases resulting from various factors including general inflationary pressure, limited availability of certain raw materials, global transportation disruptions and natural disasters such as Winter Storm Uri in February 2021. In addition to higher raw material costs, we have incurred higher freight costs associated with the sourcing and movement of raw materials due to overall tight market conditions. As a result, cost of sales increased from 67.3% of sales to 71.3% of sales during the three months ended September 30, 2021, as compared to the prior year.
The Company has implemented price increases throughout the year. The associated timing lag on these increases and formula-based pricing has resulted in compressed gross margins (defined as the gross profit divided by net sales) during the three and nine months ended September 30, 2021. Our formula-based pricing lags raw material cost movement by approximately six months. Approximately one-third of Food's sales are subject to formula-based pricing, predominantly within the Americas and APAC. Formula-based pricing does not comprise a significant portion of sales in our Protective segment.
We continue to work closely with our customers and have been leveraging our global supply network and supplier relationships and implementing material substitution where available to meet customers' demands and mitigate supply continuity risks. However, the current environment continues to negatively impact the price and supply of certain raw materials. Additionally, the supply disruptions may result in longer lead times for some of our customers, the loss and/or delay of sales, or the inability to fulfill customer orders. Any of these developments may have a material adverse impact on our consolidated financial condition, results of operations, or cash flows.
Refer to Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for information concerning operational risks, including customer responses to price increases, raw material pricing and availability.
Impact of COVID-19
Our diverse end-markets and geographies continue to experience varying degrees of impact from COVID-19. The food service market, including restaurants, entertainment venues and hotels, experienced higher activity in third quarter 2021 as compared to the prior year when it was more adversely impacted by government mandated shut-downs and social distancing measures. This has resulted in year-over-year volume growth for many of our products that support this market. Protective has experienced year-over-year volume increases in industrial segments as economies continued to reopen and certain sectors of the economy rebounded strongly. However, the environment remains volatile, and we cannot predict the future impact on the market segments we serve.
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

The following table shows a reconciliation of U.S. GAAP Net Earnings from continuing operations to non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net earnings from continuing operations	$107.8	$131.8	$322.2	$346.6
Interest expense, net	42.4	43.0	127.6	130.7
Income tax provision	46.6	17.4	147.0	94.7
Depreciation and amortization	55.2	56.2	170.3	161.1
Special Items:
Restructuring charges	2.4	1.0	4.5	11.7
Other restructuring associated costs(1)	5.4	7.2	15.5	15.0
Foreign currency exchange loss due to highly inflationary economies	0.9	1.1	2.9	3.2
Loss on debt redemption and refinancing activities	14.7	—	14.7	—
Increase in fair value of equity investment	(6.6)	—	(6.6)	—
Charges related to acquisition and divestiture activity	0.8	1.0	1.9	5.1
Other Special Items	1.0	0.6	1.9	4.3
Pre-tax impact of Special Items	18.6	10.9	34.8	39.3
Non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations	$270.6	$259.3	$801.9	$772.4

(1)Restructuring associated costs for the three months ended September 30, 2021 primarily relate to fees paid to third-party consultants in support of the Reinvent SEE business transformation. Restructuring associated costs for the nine months ended September 30, 2021 also includes a one-time, non-cash CTA loss recognized due to the wind-up of one of our legal entities. Restructuring associated costs for the three and nine months ended September 30, 2020 primarily relate to fees paid to third-party consultants in support of the Reinvent SEE business transformation.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
U.S. GAAP net earnings and diluted EPS from continuing operations	$107.8	$0.71	$131.8	$0.85	$322.2	$2.10	$346.6	$2.22
Special Items(1)	22.1	0.15	(4.7)	(0.03)	50.7	0.33	12.2	0.08
Non-U.S. GAAP adjusted net earnings and adjusted diluted EPS from continuing operations	$129.9	$0.86	$127.1	$0.82	$372.9	$2.43	$358.8	$2.30
Weighted average number of common shares outstanding - Diluted		151.4		156.1		153.2		155.8

(1)Includes pre-tax Special Items, plus/less Tax Special Items and the tax impact of Special Items as seen in the following calculation of non-U.S. GAAP Adjusted income tax rate.
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
The following table shows our calculation of the non-U.S. GAAP Adjusted income tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
U.S. GAAP Earnings before income tax provision from continuing operations	$154.4	$149.2	$469.2	$441.3
Pre-tax impact of Special Items	18.6	10.9	34.8	39.3
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$173.0	$160.1	$504.0	$480.6

U.S. GAAP Income tax provision from continuing operations	$46.6	$17.4	$147.0	$94.7
Tax Special Items(1)	(7.5)	12.6	(23.0)	18.0
Tax impact of Special Items(2)	4.0	3.0	7.1	9.1
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$43.1	$33.0	$131.1	$121.8

U.S. GAAP Effective income tax rate	30.2%	11.7%	31.3%	21.5%
Non-U.S. GAAP Adjusted income tax rate	24.9%	20.6%	26.0%	25.3%

(1)For the nine months ended September 30, 2021, Tax Special Items reflect legislative and administrative changes to enacted statues. For the nine months ended September 30, 2020, Tax Special Items reflect net benefits from audit settlements and the issuance of the GILTI regulations.
(2)The tax rate used to calculate the tax impact of Special Items is based on the jurisdiction in which the item was recorded.
Constant Dollar Measures
In “Net Sales by Geographic Region,” “Net Sales by Segment” and in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar.” Changes in net sales excluding the impact of foreign currency translation are non-U.S. GAAP financial measures. As a worldwide business, it is important that we consider the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot control changes in foreign currency exchange rates. Consequently, when our management analyzes our financial results including performance metrics such as sales, cost of sales or selling, general and administrative expense, to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our current period results at prior period foreign currency exchange rates. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, our management believes that these presentations are useful internally and may be useful to investors.
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

Highlights of Financial Performance
Below are the highlights of our financial performance for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except per share amounts)	2021	2020	Change	2021	2020	Change
Net sales	$1,406.7	$1,237.2	13.7%	$4,002.3	$3,562.3	12.4%
Gross profit	$403.7	$404.5	(0.2)%	$1,205.5	$1,184.9	1.7%
As a % of net sales	28.7%	32.7%		30.1%	33.3%
Operating profit	$201.3	$194.5	3.5%	$600.7	$567.3	5.9%
As a % of net sales	14.3%	15.7%		15.0%	15.9%
Net earnings from continuing operations	$107.8	$131.8	(18.2)%	$322.2	$346.6	(7.0)%
(Loss) Gain on sale of discontinued operations, net of tax	(0.1)	2.2	#	3.7	14.1	(73.8)%
Net earnings	$107.7	$134.0	(19.6)%	$325.9	$360.7	(9.6)%
Basic:
Continuing operations	$0.72	$0.85	(15.3)%	$2.12	$2.23	(4.9)%
Discontinued operations	—	0.01	#	0.03	0.09	(66.7)%
Net earnings per common share - basic	$0.72	$0.86	(16.3)%	$2.15	$2.32	(7.3)%
Diluted:
Continuing operations	$0.71	$0.85	(16.5)%	$2.10	$2.22	(5.4)%
Discontinued operations	—	0.01	#	0.03	0.09	(66.7)%
Net earnings per common share - diluted	$0.71	$0.86	(17.4)%	$2.13	$2.31	(7.8)%
Weighted average numbers of common shares outstanding:
Basic	149.9	155.5		151.8	155.2
Diluted	151.4	156.1		153.2	155.8
Non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations(1)	$270.6	$259.3	4.4%	$801.9	$772.4	3.8%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$0.86	$0.82	4.9%	$2.43	$2.30	5.7%

#    Denotes a variance greater than or equal to 100% or equal to or less than (100)%.
(1)See “Non-U.S. GAAP Information” for a reconciliation of U.S. GAAP net earnings from continuing operations to non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations.
(2)See “Non-U.S. GAAP Information” for a reconciliation of U.S. GAAP net earnings and diluted earnings per share from continuing operations to our non-U.S. GAAP Adjusted Net Earnings and Adjusted EPS from continuing operations.
Foreign Currency Translation Impact on Condensed Consolidated Financial Results
Since we are a U.S.-domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. Historically, the most significant currencies that have impacted the translation of our condensed consolidated financial results are the euro, the Australian dollar, the British pound, the Canadian dollar, the Chinese Renminbi, the Mexican peso, the Brazilian real and the New Zealand dollar.
The following table presents the approximate favorable (unfavorable) impact that foreign currency translation had on our condensed consolidated financial results from continuing operations:

(In millions)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net sales	$12.2	$83.5
Cost of sales	(8.6)	(59.4)
Selling, general and administrative expenses	(1.4)	(10.9)
Net earnings	1.8	10.7
Adjusted EBITDA	3.0	16.2

Net Sales by Geographic Region
The following table presents the components of the change in net sales by geographic region for the three and nine months ended September 30, 2021 compared with the same periods in 2020. In this section and in Net sales by Segment below, we present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using the constant dollar measure aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

	Three Months Ended September 30,
(In millions)	Americas(1)		EMEA		APAC		Total
2020 Net sales	$794.2	64.2%	$255.7	20.7%	$187.3	15.1%	$1,237.2	100.0%

Price	86.6	10.9%	9.3	3.6%	1.1	0.6%	97.0	7.8%
Volume(2)	24.7	3.1%	24.8	9.7%	10.8	5.8%	60.3	4.9%
Total constant dollar change (non-U.S. GAAP)	111.3	14.0%	34.1	13.3%	11.9	6.4%	157.3	12.7%
Foreign currency translation	1.9	0.3%	5.2	2.1%	5.1	2.7%	12.2	1.0%
Total change (U.S. GAAP)	113.2	14.3%	39.3	15.4%	17.0	9.1%	169.5	13.7%

2021 Net sales	$907.4	64.5%	$295.0	21.0%	$204.3	14.5%	$1,406.7	100.0%

	Nine Months Ended September 30,
(In millions)	Americas(1)		EMEA		APAC		Total
2020 Net sales	$2,301.7	64.6%	$741.1	20.8%	$519.5	14.6%	$3,562.3	100.0%

Price	120.4	5.2%	13.0	1.7%	1.6	0.3%	135.0	3.8%
Volume(2)	116.1	5.1%	75.5	10.2%	29.9	5.8%	221.5	6.2%
Total constant dollar change (non-U.S. GAAP)	236.5	10.3%	88.5	11.9%	31.5	6.1%	356.5	10.0%
Foreign currency translation	(2.9)	(0.2)%	49.1	6.7%	37.3	7.1%	83.5	2.4%
Total change (U.S. GAAP)	233.6	10.1%	137.6	18.6%	68.8	13.2%	440.0	12.4%

2021 Net sales	$2,535.3	63.3%	$878.7	22.0%	$588.3	14.7%	$4,002.3	100.0%

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

Net Sales by Segment
The following table presents the components of change in net sales by reportable segment for the three and nine months ended September 30, 2021 compared with the same periods in 2020.

	Three Months Ended September 30,
(In millions)	Food		Protective		Total Company
2020 Net sales	$704.6	57.0%	$532.6	43.0%	$1,237.2	100.0%

Price	46.3	6.6%	50.7	9.5%	97.0	7.8%
Volume(1)	40.2	5.7%	20.1	3.8%	60.3	4.9%
Total constant dollar change (non-U.S. GAAP)	86.5	12.3%	70.8	13.3%	157.3	12.7%
Foreign currency translation	6.3	0.9%	5.9	1.1%	12.2	1.0%
Total change (U.S. GAAP)	92.8	13.2%	76.7	14.4%	169.5	13.7%

2021 Net sales	$797.4	56.7%	$609.3	43.3%	$1,406.7	100.0%

	Nine Months Ended September 30,
(In millions)	Food		Protective		Total Company
2020 Net sales	$2,068.1	58.1%	$1,494.2	41.9%	$3,562.3	100.0%

Price	59.1	2.8%	75.9	5.1%	135.0	3.8%
Volume(1)	65.9	3.2%	155.6	10.4%	221.5	6.2%
Total constant dollar change (non-U.S. GAAP)	125.0	6.0%	231.5	15.5%	356.5	10.0%
Foreign currency translation	43.2	2.1%	40.3	2.7%	83.5	2.4%
Total change (U.S. GAAP)	168.2	8.1%	271.8	18.2%	440.0	12.4%

2021 Net sales	$2,236.3	55.9%	$1,766.0	44.1%	$4,002.3	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
The following net sales discussion is on a reported and constant dollar basis.
Food
Three Months Ended September 30, 2021 Compared with the Same Period in 2020
As reported, net sales increased by $93 million, or 13%, in 2021 compared with 2020. Foreign currency had a positive impact of $6 million, or 1%. On a constant dollar basis, net sales increased by $87 million, or 12%, compared with 2020, primarily due to the following:
•favorable pricing of $46 million, primarily in the Americas, due to pricing actions, including the impact of formula-based pricing, to offset rising input costs. U.S. dollar-based indexed pricing in South America also contributed to the favorable pricing impact; and
•higher volumes of $40 million, with increases across all regions, on higher demand in food retail and the global food service industry.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
As reported, net sales increased by $168 million, or 8%, in 2021 compared to 2020. Foreign currency had a positive impact of $43 million or 2%. On a constant dollar basis, net sales increased by $125 million, or 6%, in 2021 as compared with 2020, primarily due to the following:

•higher volumes of $66 million, with increases across all regions, primarily driven by higher demand in the global food service industry compared to last year and increased automated equipment sales; and
•favorable pricing of $59 million, due to pricing actions and the impact of formula-based pricing to offset rising input costs. U.S. dollar-based indexed pricing in South America also contributed to the favorable pricing impact.
Protective
Three Months Ended September 30, 2021 Compared with the Same Period in 2020
As reported, net sales increased by $77 million, or 14%, in 2021 as compared to 2020. Foreign currency had a positive impact of $6 million, or 1%. On a constant dollar basis, net sales increased by approximately $71 million, or 13%, in 2021 compared with 2020, primarily due to the following:
•favorable pricing of $51 million, primarily in the Americas, due to pricing actions to offset rising input costs; and
•higher volumes of $20 million, driven by EMEA and APAC on strong industrial segment growth and continued growth in automated equipment sales.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
As reported, net sales increased $272 million, or 18%, in 2021 as compared to 2020. Foreign currency had a positive impact of $40 million or 3%. On a constant dollar basis, net sales increased by $232 million, or 15%, in 2021 compared with 2020, primarily due to the following:
•higher volumes of $156 million, with increases across all regions on higher industrial segment demand, strength in automated equipment and continued momentum in eCommerce; and
•favorable pricing of $76 million, primarily in the Americas, due to price actions to offset rising input costs.
Cost of Sales
Cost of sales for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2021	2020	Change	2021	2020	Change
Cost of sales	1,003.0	832.7	20.5%	2,796.8	2,377.4	17.6%
As a % of net sales	71.3%	67.3%		69.9%	66.7%

Three Months Ended September 30, 2021 Compared with the Same Period in 2020
As reported, cost of sales increased by $170 million, or 20%, in 2021 compared to 2020. Cost of sales was impacted by unfavorable foreign currency translation of $9 million. As a percentage of net sales, cost of sales increased by 400 basis points, from 67.3% in 2020 to 71.3% in 2021, primarily due to higher input costs resulting from raw material price increases and costs associated with global supply chain disruptions. Higher input and freight costs were partially offset by productivity improvements resulting from our Reinvent SEE business transformation initiatives.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
As reported, cost of sales increased by $419 million, or 18%, in 2021 as compared to 2020. Cost of sales was impacted by unfavorable foreign currency translation of $59 million. As a percentage of net sales, cost of sales increased by 320 basis points, from 66.7% to 69.9%, primarily due to higher input costs resulting from raw material price increases and costs associated with global supply chain disruptions. Higher input and freight costs were partially offset by productivity improvements resulting from our Reinvent SEE business transformation initiatives.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2021	2020	Change	2021	2020	Change
Selling, general and administrative expenses	$190.3	$199.3	(4.5)%	$571.2	$577.9	(1.2)%
As a % of net sales	13.5%	16.1%		14.3%	16.2%
Three Months Ended September 30, 2021 Compared with the Same Period in 2020
As reported, SG&A expenses decreased by $9 million, or 5%, in 2021 compared to 2020. SG&A expenses were unfavorably impacted by foreign currency translation of $1 million. On a constant dollar basis, SG&A expenses decreased by $10 million or 5%. The decrease in SG&A expenses was primarily the result of lower employee related expenses and benefits from actions associated with our Reinvent SEE business transformation, which were partially offset by lower spend in the comparable period due to COVID-19, including travel and entertainment expense.
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
As reported, SG&A expenses decreased by $7 million, or 1%, in 2021 as compared to 2020. SG&A expenses were impacted by unfavorable foreign currency translation of $11 million. On a constant dollar basis, SG&A expenses decreased by $18 million, or 3%. The decrease in SG&A expenses was primarily the result of lower employee related expenses and benefits from actions associated with our Reinvent SEE business transformation.
Amortization Expense of Intangible Assets
Amortization expense of intangible assets for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2021	2020	Change	2021	2020	Change
Amortization expense of intangible assets	$9.7	$9.7	—%	$29.1	$28.0	3.9%
As a % of net sales	0.7%	0.8%		0.7%	0.8%

 Three and Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
Amortization expense of intangible assets was flat and increased $1 million for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. The increase during the nine months ended September 30, 2021 was primarily related to an increase in the amortization of capitalized software.
Reinvent SEE Business Transformation and Restructuring Activities
See Note 11, “Restructuring Activities” for additional details regarding the Company’s restructuring programs discussed below.
In December 2018, the Sealed Air Board of Directors approved a three-year restructuring program (the “Program”) related to the Reinvent SEE business transformation. For the nine months ended September 30, 2021, the Program generated incremental cost benefits of $43 million related to reductions in operating costs, of which $16 million was related to restructuring actions, and $3 million was related to actions impacting price/cost spread. We expect the Program to generate cost benefits of approximately $65 million in 2021 and expect Program spend for the full year 2021 to be in the range of $30 million to $40 million.

For the three and nine months ended September 30, 2021, we recorded other associated costs of $5 million and $16 million, respectively. The largest component of the other associated costs recorded in the three and nine month periods relates to third party fees in support of the Reinvent SEE business transformation. Restructuring associated costs for the nine months ended September 30, 2021 also includes a one-time, non-cash CTA loss recognized due to the wind up of one of our legal entities. For the three and nine months ended September 30, 2021, we recorded restructuring expense of $2 million and $5 million, respectively.
As we reach the end of our three-year restructuring program related to the Reinvent SEE business transformation, we expect the capabilities and governance processes established will translate well into our on-going continuous improvement system, supporting our SEE Operating Model, which is rooted in economic value add with the goal to drive profitable, above market organic growth and attractive returns on invested capital.
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
Interest expense, net for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2021	2020	Change	2021	2020	Change
Interest expense on our various debt instruments:
Term Loan A due August 2022	$1.5	$1.6	$(0.1)	$4.6	$7.2	$(2.6)
Term Loan A due July 2023(1)	0.8	0.9	(0.1)	2.5	4.0	(1.5)
Revolving credit facility due July 2023	0.4	0.4	—	1.1	1.1	—
4.875% Senior Notes due December 2022(1)	5.4	5.4	—	16.2	16.2	—
5.25% Senior Notes due April 2023	5.8	5.8	—	17.4	17.4	—
4.50% Senior Notes due September 2023	5.5	5.5	—	16.6	15.7	0.9
5.125% Senior Notes due December 2024	5.6	5.6	—	16.8	16.8	—
5.50% Senior Notes due September 2025	5.6	5.6	—	16.8	16.8	—
1.573% Senior Secured Notes due October 2026(1)	—	—	—	—	—	—
4.00% Senior Notes due December 2027	4.3	4.4	(0.1)	13.1	13.1	—
6.875% Senior Notes due July 2033	7.8	7.8	—	23.4	23.3	0.1
Other interest expense	3.7	3.5	0.2	10.3	11.3	(1.0)
Less: capitalized interest	(2.0)	(1.2)	(0.8)	(5.2)	(4.4)	(0.8)
Less: interest income	(2.0)	(2.3)	0.3	(6.0)	(7.8)	1.8
Total	$42.4	$43.0	$(0.6)	$127.6	$130.7	$(3.1)

(1)In September 2021, Sealed Air issued $600 million of 1.573% Senior Secured Notes due October 2026. The proceeds were used to repurchase the Company's 4.875% Senior Notes due December 2022 and to repay the U.S. dollar tranche of Term Loan A due 2023. See Note 12, “Debt and Credit Facilities,” for further details.

Other (Expense) Income, net
Loss on debt redemption and refinancing activities
In September 2021, Sealed Air issued $600 million of 1.573% Senior Secured Notes due October 2026. A portion of the proceeds were used to repurchase the Company's 4.875% Senior Notes due December 2022. As of September 30, 2021, approximately 80% of the 4.875% Senior Notes due December 2022 were repurchased through a tender offer. We recognized a $15 million pre-tax loss on the transaction, primary driven by the tender offer consideration beyond the principal amount of the notes tendered. During the fourth quarter 2021, the Company expects to incur an additional $4 million expense upon satisfaction and discharge of the remaining 4.875% Senior Notes due December 2022 that were outstanding at September 30, 2021. See Note 12, “Debt and Credit Facilities,” for further details.
Increase in fair value of equity investments
We hold strategic investments in other companies. These investments are accounted for under the measurement alternative, described in ASC 321, for equity investments that do not have readily determinable fair values. These investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. We do not exercise significant influence over these companies. For the nine months ended September 30, 2021, we recorded an increase in the fair value of these investments of $7 million. The increase in fair value was directly related to an additional round of equity issuance from one investee, which occurred during the third quarter of 2021. We concluded that this was an observable price change in an orderly transaction for a similar investment of the same issuer. See Note 14, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for further details.
Brazil Tax Credits
In 2019, Cryovac Brasil Ltda., a Sealed Air subsidiary, received a decision from the Brazilian court regarding a claim in which Sealed Air contended that certain indirect taxes paid were calculated based on an incorrect amount. During the second quarter of 2019, the Company recorded a benefit of $5 million as a result of a filed return claim for the tax years of 2015 through 2018.
In 2021, the Supreme Court of Brazil issued a final decision that clarified the methodology companies should use in the calculation. This decision was published and certified by the courts during the third quarter 2021. As a result of the court's actions, the Company recognized a benefit of $5 million primarily related to recovery of tax years not previously claimed. The claims related to indirect taxes will be used to offset future Brazilian indirect tax liabilities.
Net foreign exchange transaction (loss) gain
Foreign exchange transaction losses were less than $1 million for the nine months ended September 30, 2021.
For the nine months ended September 30, 2020, we recorded $5 million in net foreign exchange transaction gains as a result of volatile foreign currencies, particularly in emerging markets relative to the U.S. dollar due to macroeconomic conditions resulting from COVID-19.
See Note 20, “Other (Expense) Income, Net,” for the remaining components of other (expense) income, net.
Income Taxes
Our effective income tax rates for the three and nine months ended September 30, 2021 were 30% and 31%, respectively, both of which were negatively impacted by legislative and administrative changes to foreign enacted statutes and adjustments to uncertain tax positions.
Our effective income tax rates for the three and nine months ended September 30, 2020 were 12% and 22%, respectively. The effective income tax rate for the nine months ended September 30, 2020 was positively impacted by the enactment of new GILTI regulations and the effective settlement of certain uncertain tax positions associated with the U.S. IRS audit for the tax years of 2011 through 2014.
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
Our effective income tax rate depends upon the realization of our net deferred tax assets. We have deferred tax assets related to accruals not yet deductible for tax purposes, state and foreign net operating loss carryforwards and tax credits, employee benefit items, intangible assets and other items.
The IRS completed its field examination of our U.S. federal income tax returns for the years 2011 through 2014 in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion in settlement payments made pursuant to the Settlement agreement (as defined in Note 17, “Commitments and Contingencies”) and the resulting reduction of our U.S. federal tax liability by approximately $525 million. We continue to believe that we have meritorious defenses to the proposed disallowance and have filed a protest with the IRS. The matter has been submitted to the IRS Independent Office of Appeals for review of the proposed disallowance and we cannot predict when the Appeals process will conclude, or the outcome of such process. It is possible that future developments in this matter could have a material impact on the Company's uncertain tax position balances and results of operations, including cash flows, within the next twelve months.
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
There was no significant change in our valuation allowances for the three and nine months ended September 30, 2021 and 2020.
We reported net increases of $7 million and $14 million, respectively, in unrecognized tax positions for the three and nine months ended September 30, 2021, including adjustments to specific uncertain tax positions and interest accruals on existing uncertain tax positions. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax positions may increase or decrease during the next 12 months, because of the remaining items under IRS audit for those years. We reported a net decrease of $2 million and $8 million respectively in unrecognized tax positions, for the three and nine months ended September 30, 2020 primarily related to settlements with tax authorities. Interest and penalties on tax assessments are included in income tax expense.
Net Earnings from Continuing Operations
Net earnings for the three and nine months ended September 30, 2021 and 2020 are included in the table below.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2021	2020	Change	2021	2020	Change
Net earnings from continuing operations	$107.8	$131.8	(18.2)%	$322.2	$346.6	(7.0)%

Three Months Ended September 30, 2021 Compared with the Same Period in 2020
Net earnings in 2021 were unfavorably impacted by $22 million of Special Items, which were largely due to loss on debt redemption and refinancing activities of $15 million ($11 million, net of taxes) and restructuring and associated costs of $8 million ($6 million, net of taxes) as well as one-time tax expenses (“Tax Special Items”) of $8 million, partially offset by an increase in the fair value of an equity investment of $7 million ($5 million, net of taxes).
Net earnings in 2020 were favorably impacted by $5 million of Special Items, which were largely due to the benefit of one-time net tax related benefits (“Tax Special Items”) of $13 million. Tax Special Items were partially offset by $11 million ($7 million, net of taxes) of non-tax related Special Items, the largest of which was restructuring and other restructuring associated costs of $8 million ($6 million, net of taxes).
Nine Months Ended September 30, 2021 Compared with the Same Period of 2020
For the nine months ended September 30, 2021, net earnings were unfavorably impacted by $51 million of Special Items. Special Items were primarily the result of:
•$23 million of Tax Special Items including accruals for open items subject to tax audits as well as legislative and administrative changes to foreign enacted statues;
•$20 million ($15 million, net of taxes) of restructuring and associated costs in support of the Reinvent SEE business transformation. Restructuring associated costs in 2021 primarily relate to a one-time, non-cash CTA loss recognized due to the wind-up of one of our legal entities as well as fees paid to third-party consultants in support of the Reinvent SEE business transformation; and
•Loss on the repurchase of the Company's 4.875% Senior Notes due December 2022 of $15 million ($11 million, net of taxes).
These expenses were partially offset by an increase in the fair value of equity investments of $7 million ($5 million, net of taxes) recorded on a SEE Ventures portfolio company.
For the nine months ended September 30, 2020, net earnings were unfavorably impacted by $12 million of Special Items. Special Items were primarily the result of:
•$27 million ($20 million, net of taxes) of restructuring and associated costs in support of the Reinvent SEE business transformation;
•$5 million ($4 million, net of taxes) in charges related to acquisition and divestiture activities.
These expenses were partially offset by Tax Special Items, including the resolution of specific uncertain tax positions, which benefited net earnings by $18 million.
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
See “Non-U.S. GAAP Information” for a reconciliation of U.S. GAAP net earnings from continuing operations to non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2021	2020	Change	2021	2020	Change
Food Adjusted EBITDA	$169.4	$152.4	11.2%	$484.4	$477.8	1.4%
Adjusted EBITDA Margin	21.2%	21.6%		21.7%	23.1%
Protective Adjusted EBITDA	102.7	108.7	(5.5)%	319.9	293.0	9.2%
Adjusted EBITDA Margin	16.9%	20.4%		18.1%	19.6%
Corporate Adjusted EBITDA	(1.5)	(1.8)	16.7%	(2.4)	1.6	(250.0)%
Non-U.S. GAAP Consolidated Adjusted EBITDA	$270.6	$259.3	4.4%	$801.9	$772.4	3.8%
Adjusted EBITDA Margin	19.2%	21.0%		20.0%	21.7%
The following is a discussion of the factors that contributed to the change in Segment Adjusted EBITDA during the three and nine months ended September 30, 2021, as compared to the same periods in the 2020.
Food
Three Months Ended September 30, 2021 Compared with the Same Period in 2020
On a reported currency basis, Segment Adjusted EBITDA increased by $17 million in 2021 compared to 2020. Segment Adjusted EBITDA was impacted by favorable foreign currency translation of approximately $2 million. On a constant dollar basis, Segment Adjusted EBITDA increased by $15 million, or 10%, in 2021 primarily as a result of:
•higher volumes and favorable product mix of $17 million due to strength across the portfolio, driven by higher demand in both food retail and food service industries;
•Reinvent SEE business transformation benefits of $13 million driven by actions reducing operating costs, including restructuring savings of $2 million; and
•lower net operating costs of $1 million driven by lower employee related costs, partially offset by inflationary pressures.
These increases were partially offset by unfavorable price/cost spread of $16 million driven by raw material inflation and higher freight costs, related to supply chain disruptions.
Nine Months Ended September 30, 2021 Compared with the Same Period of 2020
On a reported currency basis, Segment Adjusted EBITDA increased by $7 million in 2021 as compared to 2020. Segment Adjusted EBITDA was impacted by favorable foreign currency translation of $9 million. On a constant dollar basis, Segment Adjusted EBITDA decreased by approximately $2 million, or less than 1%, in 2021 primarily as a result of:
•unfavorable price/cost spread of $50 million driven by raw material inflation and higher freight costs, related to supply chain disruptions; and
•higher operating costs of $10 million, including inefficiencies associated with supply chain disruptions and inflationary pressures.
These decreases were partially offset by:
•Reinvent SEE benefits of $31 million driven by actions reducing operating costs by $29 million, including restructuring savings of $8 million, and improvements to price/cost spread of $2 million; and
•higher volumes and favorable product mix of $27 million due to strength in automated equipment sales and higher food service demand.
Protective
Three Months Ended September 30, 2021 Compared with the Same Period in 2020
On a reported currency basis, Segment Adjusted EBITDA decreased by $6 million in 2021 compared to 2020. Segment Adjusted EBITDA was impacted by favorable foreign currency translation of $1 million. On a constant dollar basis, Segment Adjusted EBITDA decreased by $7 million, or 6%, in 2021 primarily as a result of:

•higher operating costs of $13 million, including costs associated with supply chain disruptions and inflation on labor and indirect manufacturing costs, partially offset by lower employee related expenses; and
•unfavorable price/cost spread of approximately $3 million driven by raw material inflation and higher freight costs.
These decreases were partially offset by:
•higher volumes of $7 million due to continued growth in industrial markets and automated equipment sales; and
•Reinvent SEE business transformation benefits of $2 million, driven primarily by restructuring savings.
Nine Months Ended September 30, 2021 Compared with the Same Period of 2020
On a reported currency basis, Segment Adjusted EBITDA increased by $27 million in 2021 as compared to 2020. Segment Adjusted EBITDA was impacted by favorable foreign currency translation of $8 million. On a constant dollar basis, Segment Adjusted EBITDA increased by $19 million, or 6%, in 2021 primarily as a result of:
•higher volumes of $59 million on strength in eCommerce, higher industrial segment demand and increased automated equipment sales;
•Reinvent SEE benefits of $12 million, driven by actions reducing operating costs, including restructuring savings of $9 million, and improvements to price/cost spread of $1 million.
These increases were partially offset by:
•higher operating costs of $27 million, including costs associated with supply chain disruptions and inflation on labor and indirect manufacturing costs; and
•unfavorable price/cost spread of approximately $25 million driven by raw material inflation and higher freight costs.
Corporate
Three Months Ended September 30, 2021 Compared with the Same Period in 2020
In 2021, the impact of Corporate was essentially flat compared with the same period in 2020.
Nine Months Ended September 30, 2021 Compared with the Same Period of 2020

The impact of Corporate represents an unfavorable change of $4 million in the nine months ended September 30, 2021, primarily driven by foreign currency transaction gains recorded in 2020.
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
As of September 30, 2021, we had cash and cash equivalents of $394 million, of which approximately $200 million, or 51%, was held outside of the U.S. We believe our U.S. cash balances and committed liquidity facilities available to U.S. borrowers are sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that, in the near term, cash located outside of the U.S. will be needed to satisfy our obligations, dividends and other demands for cash in the U.S. In addition, an immaterial amount of our non-U.S. cash balance is deemed to be trapped as of September 30, 2021.
On October 15, 2021, the Company used approximately $91 million of cash on hand to satisfy and discharge the remaining amounts outstanding on the 4.875% Senior Notes due 2022, in accordance with the terms of the indenture governing the notes.

As of September 30, 2021, $475 million related to the Term Loan A due August 2022 has been classified as Current portion of long-term debt on the Condensed Consolidated Balance Sheets, as the Term Loan is due within 12 months of the balance sheet date. We believe our current liquidity and credit position and future cash flows from operations will enable us to either satisfy our debt obligations or to refinance the current portion of our indebtedness on commercially reasonable terms.
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

(In millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$393.7	$548.7
See “Analysis of Historical Cash Flow” below.
Accounts Receivable Securitization Programs
At September 30, 2021, we had $140 million available to us under our U.S. and European accounts receivable securitization programs and no outstanding borrowings. At December 31, 2020, we had $146 million available to us under our U.S. and Europeans programs and no outstanding borrowings. See Note 9, “Accounts Receivable Securitization Programs” for further information concerning these programs.
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
Gross amounts received under these programs for the nine months ended September 30, 2021 were $480 million, of which $175 million was received in the third quarter. If these programs had not been in effect during the current year, we would have been required to collect the invoice amounts directly from the relevant customers in accordance with the agreed payment terms. Approximately $116 million in incremental trade receivables would have been outstanding at September 30, 2021 if collection on such invoice amounts were made directly from our customers on the invoice due date and not through our customers' supply chain financing arrangements or our factoring program.
Lines of Credit
At September 30, 2021 and December 31, 2020, we had a $1.0 billion revolving credit facility as part of our senior secured credit facility. We had no outstanding borrowings under the facility at September 30, 2021 or December 31, 2020. There was less than $1 million and $7 million outstanding under various lines of credit extended to our subsidiaries at September 30, 2021 and December 31, 2020, respectively. See Note 12, “Debt and Credit Facilities” for further details.
LIBOR Phase Out
In July 2017, the United Kingdom's Financial Conduct Authority (FCA), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. In March 2021, the FCA announced that specific U.S. dollar LIBOR tenors (overnight, 1-month, 3-month, 6-month and 12-month) will continue to be published until June 30, 2023, while the 1-week and 2-month tenors will no longer be published after December 31, 2021. Similarly, all tenors for EUR, CHF, JPY and GBP LIBOR currencies will no longer be published after December 31, 2021. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate. An alternative to LIBOR has been contemplated in many of our LIBOR-linked instruments and other financial obligations, including our senior secured credit facility. We do not expect the phase-out of LIBOR to have a material impact on our financing or liquidity. In March 2020, the FASB issued ASU 2020-04. This ASU, along with subsequently issued ASU 2021-01, are designed to ease the potential burden in accounting for reference rate reform; however, neither the LIBOR phase out nor these ASUs are expected to have a material impact on the Company.
Covenants
At September 30, 2021, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” within Note 12, “Debt and Credit Facilities”, which require us, among other things, to maintain a maximum leverage ratio of debt to EBITDA of 4.50 to 1.00. At September 30, 2021, as calculated under the covenant, our leverage ratio was 2.79 to 1.00. We expect to be in continued compliance with our debt covenants including the covenant leverage ratio over the next 12 months.
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
At September 30, 2021 and December 31, 2020, our accounts payable balances included $162 million and $149 million, respectively, related to invoices from suppliers participating in the programs. The cumulative amounts settled through the supply chain financing programs for the nine months ended September 30, 2021 were $304 million. These programs did not significantly improve our cash provided by operating activities or free cash flow for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Debt Ratings
Our cost of capital and ability to obtain external financing may be affected by our debt ratings, which the credit rating agencies review periodically. Below is a table that details our credit ratings by the various types of debt by rating agency at September 30, 2021.

	Moody’s Investor Services	Standard & Poor’s
Corporate Rating	Ba1	BB+
Senior Unsecured Rating	Ba2	BB+
Senior Secured Rating	Baa2	BBB-
Senior Secured Credit Facility Rating	Baa2	BBB-
Outlook	Stable	Stable
In September 2021, upon the issuance of our 1.573% Senior Secured Notes due 2026, Moody’s Investor Services updated our Senior Secured Credit Facility Rating from Baa1 to Baa2. See Note 12, “Debt and Credit Facilities,” for further details related to the note issuance.
In May 2021, Moody's Investor Services updated our Corporate Rating from Ba2 to Ba1, our Senior Unsecured Rating from Ba3 to Ba2 and our Senior Secured Credit Facility Rating from Baa3 to Baa1.
The current credit ratings are considered to be below investment grade (with the exception of the Baa2 and BBB- for our Senior Secured Credit Facility Rating and Senior Secured Notes Rating from Moody’s Investor Services and Standard & Poor’s, respectively, which are classified as investment grade). If our credit ratings are downgraded, there could be a negative impact on our ability to access capital markets and borrowing costs could increase. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Outstanding Indebtedness
At September 30, 2021 and December 31, 2020, our total debt outstanding consisted of the amounts set forth in the following table. In addition to total debt, we use Net Debt as a useful measure of our total debt exposure less cash and cash equivalents. Net Debt is not defined under U.S. GAAP. Therefore, Net Debt should not be considered a substitute for amounts owed to creditors or other balance sheet information prepared in accordance with U.S. GAAP, and it may not be comparable to similarly titled measures used by other companies.

(In millions)	September 30, 2021	December 31, 2020
Short-term borrowings	$0.4	$7.2
Current portion of long-term debt	487.8	22.3
Total current debt	488.2	29.5
Total long-term debt, less current portion(1)	3,315.4	3,731.4
Total debt	3,803.6	3,760.9
Less: Cash and cash equivalents	(393.7)	(548.7)
Non-U.S. GAAP Net Debt	$3,409.9	$3,212.2

(1)Amounts are net of unamortized discounts and debt issuance costs of $20 million at both September 30, 2021 and December 31, 2020. See Note 12, “Debt and Credit Facilities” for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
(In millions)	2021	2020	Change
Net cash provided by operating activities	$377.5	$410.2	$(32.7)
Net cash used in investing activities	(154.3)	(101.1)	(53.2)
Net cash used in financing activities	(379.2)	(217.1)	(162.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1.5	(37.6)	39.1
In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of free cash flow for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(In millions)	2021	2020	Change
Cash flow provided by operating activities	$377.5	$410.2	$(32.7)
Capital expenditures	(154.8)	(118.3)	(36.5)
Non-U.S. GAAP Free Cash Flow	$222.7	$291.9	$(69.2)

Operating Activities
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
Net cash provided by operating activities was $378 million in 2021, compared to $410 million in 2020. The decrease in cash provided by operating activities was primarily attributable to Other Assets and Liabilities which negatively impacted cash flow by $45 million compared to 2020. This was largely due to the impact of incentive compensation including higher cash payments made during the first quarter 2021, as compared to the prior year, coupled with a lower accrual as of September 30, 2021, as compared to the prior year. Value Added Tax payments were also unfavorable on net cash provided by operating activities compared to the prior year. Operating activities for the nine months ended September 30, 2020 included the benefit of $15 million in payroll tax cash payments deferred to the fourth quarter 2020 under the CARES Act.
This activity was partially offset by lower payments associated with restructuring programs as well as the indirect cash flow benefit from a net reduction in the uncertain tax position liability in 2020, as compared to an increase in 2021.
Overall, net cash used by our working capital accounts (inventories, trade receivables and accounts payables) was $14 million favorable in 2021 compared to 2020. Significantly higher cash generation from Accounts payable was primarily due to higher raw material prices and freight expense compared to the prior year. The increase in cash generation from Accounts payable was largely offset by higher Trade receivables balance, which increased primarily due to higher sales year-over-year, and a higher Inventory balance, which was up due to the raw material price increases in the current cost environment.
Investing Activities
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
Net cash used in investing activities was $154 million in 2021 compared to a use of $101 million in 2020.
During 2021, we invested a total of $16 million in SEE Venture initiatives, including an investment in the convertible debt of one investee company during the first quarter 2021, an additional equity investment in one of our other investee companies made during the second quarter and a $1 million third quarter investment in a fund aimed to advance scalable recycling technologies, equipment upgrades and infrastructure solutions, which is being accounted for as an equity method investment. Under the SEE Ventures initiative, we make select entrepreneurial investments that present opportunities to accelerate innovation and increase speed to market, while creating a sustainable competitive advantage. SEE Ventures is part of our capital allocation strategy focused on investing in early stage disruptive technologies and new business models for growth.
The increase in net cash used in investing activities was also due to $37 million in higher capital expenditures compared to the prior year. The increase reflects the Company's continued investment in assets which support growth focused on touchless automation, sustainability and digital, combined with lower spending in the prior year due to the impact of COVID-19. The Company is making investments to drive touchless automation within our internal operations. Prior year investing activity also included cash generation of $14 million from the maturity of cash deposits greater than 90 days (marketable securities), with no similar activity in the current year.
The above cash uses for investing activities were partially offset by the settlement of foreign currency forward contracts, which generated $8 million in 2021 compared to a cash use of $4 million in the prior year, and the receipt of $8 million on Corporate Owned Life Insurance contracts in 2021. The proceeds of Corporate Owned Life Insurance contracts were from policies redeemed related to former employees of Sealed Air. The Company previously maintained a corresponding asset on the Condensed Consolidated Balance Sheets. There was no impact to the Condensed Statements of Operations during the three or nine months ended September 30, 2021 related to the Corporate Owned Life Insurance proceeds.
Financing Activities
Nine Months Ended September 30, 2021 Compared with the Same Period in 2020
Net cash used in financing activities was $379 million in 2021, compared to $217 million used in 2020. The increase in cash outflows for financing activities was primarily related to increased share repurchases and dividends payments, partially offset by cash generated from debt-related activities.

During the nine months ended September 30, 2021, the Company repurchased $329 million in shares compared to $20 million in the prior year. Dividends paid of $86 million were $10 million higher than the prior year due to the increased quarterly dividend announced in the second quarter 2021.
The above cash inflows were partially offset by debt related activities that generated $59 million of cash in 2021, compared to $101 million of cash used in 2020. Cash used for debt related activities in 2020 was primarily related to payment on the Company's revolving credit facility outstanding balance from the prior year-end. Current year cash activity related to debt primarily relates to receipts from the issuance of $600 million 1.573% Senior Secured Notes due 2026, net of $3.6 million in capitalized issuance costs. This partially was offset by the payment of $358 million related to the tender offer for the 4.875% Senior Note due 2022, and $183 million in payments on the Company's Term Loans A, which includes the scheduled quarterly payment and the early repayment of $175 million in principal amount using the proceeds of the 1.573% Senior Secured Notes issuance.
Changes in Working Capital

(In millions)	September 30, 2021	December 31, 2020	Change
Working capital (current assets less current liabilities)	$45.5	$514.1	$(468.6)
Current ratio (current assets divided by current liabilities)	1.0x	1.4x
Quick ratio (current assets, less inventories divided by current liabilities)	0.6x	0.9x
The $469 million, or 91%, decrease in working capital during the nine months ended September 30, 2021 was primarily due the following:
•increase in Current portion of long-term debt of $466 million primarily due to the reclassification of $475 million related to the Term Loan A due August 2022, which is now contractually due within 12 months of the balance sheet date at September 30, 2021;
•increase in Accounts payable of $164 million, primarily due to higher raw material prices and freight expense; and
•$155 million decrease in Cash balances, which was largely the result of cash outlays for share repurchases, partially offset by the increase in cash due to debt related activities.
The decreases in working capital were partially offset by:
•increase in Inventory of $144 million, primarily on rising input costs;
•increase in Trade receivables of $98 million, primarily on higher sales in the current year; and
•$64 million in lower Other current liabilities, reflecting the payment of performance-based compensation and profit sharing in the first quarter 2021, offset by current year accruals.
Changes in Stockholders’ Equity
The $45 million, or 26%, decrease in stockholders’ equity in the nine months ended September 30, 2021 was primarily due to the following:
•repurchases of 6,585,112 shares of our common stock for $328 million, including commissions paid (See Note 18, “Stockholders’ Equity” for further details);
•dividends paid on our common stock and dividend equivalent accruals related to unvested equity awards of $87 million; and
•CTA loss of $33 million.
These decreases were partially offset by:
•net earnings of $326 million;
•stock issued for profit sharing contribution paid in stock of $28 million;
•unrealized gains on derivative instruments of $26 million;

•the effect of share-based incentive compensation of $20 million, including the impact of share-based compensation expense and netting of shares to cover the employee tax withholding amounts; and
•the recognition of pension items within AOCL of $3 million.
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
Foreign Currency Forward Contracts
At September 30, 2021, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At September 30, 2021, we had no outstanding interest rate swaps, collars or options.

The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 13, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 14, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $34 million in the fair value of the total debt balance at September 30, 2021. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
Argentina
Economic events in Argentina, including the default on some of its international debt obligations, which have subsequently been renegotiated, exposed us to heightened levels of foreign currency exchange risks. Despite some recent debt restructuring, fluctuations in foreign exchange rates on the Argentine Peso continue to impact our financial results. As of July 1, 2018, Argentina was designated as a highly inflationary economy. We recognized a net foreign currency exchange loss of $3 million in each of the nine months ended September 30, 2021 and 2020, and a loss of $1 million in each of the three months ended September 30, 2021 and 2020, within Other (expense) income, net on the Condensed Consolidated Statements of Operations, related to the designation of Argentina as a highly inflationary economy under U.S. GAAP. As of September 30, 2021, approximately 1% of our consolidated net sales were derived from our products sold in Argentina and our net assets include $7 million of cash and cash equivalents domiciled in Argentina. Also, as of September 30, 2021, our Argentina subsidiaries had cumulative translation losses of $24 million.

Russia
The U.S. and the European Union (EU) have imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities. Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products. These sanctions are not expected to have a material impact on our business as much of the operations in Russia support local production; however, they may limit the amount of future business the Company does with customers involved in activities in Russia. However, as of September 30, 2021, we do not anticipate these events will have a material impact to our 2021 results of operations. As of September 30, 2021, approximately 2% of our consolidated net sales were derived from products sold into Russia and our net assets include $6 million of cash and cash equivalents domiciled in Russia. Also, as of September 30, 2021, our Russia subsidiaries had cumulative translation losses of $37 million.
Brazil
Recent economic events in Brazil, including changes in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of September 30, 2021, we do not anticipate these events will have a material impact on our 2021 results of operations. As of September 30, 2021, approximately 2% of our consolidated net sales were derived from products sold into Brazil and net assets include $13 million of cash and cash equivalents domiciled in Brazil. Also, as of September 30, 2021, our Brazil subsidiaries had cumulative translation losses of $68 million.
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
As of September 30, 2021, the above events are not expected to have a material impact on our 2021 results of operations. As of September 30, 2021, approximately 3% of our consolidated net sales were derived from products sold into the UK. Net assets in the UK include $9 million of cash and cash equivalents and $15 million in inventory. Also, as of September 30, 2021, our UK subsidiaries had cumulative translation losses of $52 million.
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at September 30, 2021 would have caused us to pay approximately $27 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
Our foreign currency forward contracts are described in Note 13, “Derivatives and Hedging Activities,” which is incorporated herein by reference.
Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The decrease in the translated value of the debt was $11 million, net of tax as of September 30, 2021 and is reflected in long-term debt on our Condensed Consolidated Balance Sheets.
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
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The U.S. dollar equivalent amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $503 million and $541 million at September 30, 2021 and December 31, 2020, respectively.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 17, “Commitments and Contingencies” under the captions “Settlement Agreement Tax Deduction” and “Environmental Matters” is incorporated herein by reference. See also Part I, Item 3, Legal Proceedings,” of our 2020 Form 10-K as well as Part II, Item I, “Legal Proceedings,” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
The Company has received litigation demand letters from purported stockholders of the Company. In the letters, the stockholders alleged substantially the same wrongdoing as that alleged in the stockholder derivative lawsuit filed on January 14, 2020, which is described in Part I, Item 3, “Legal Proceedings,” of our 2020 Form 10-K. The letters either demand that the Company file suit against the same current and former directors and officers as those named as defendants in that derivative lawsuit or indicate that the Company file suit against Ernst & Young, several of its current or former partners and the Company’s former CFO William Stiehl, as applicable. The Board of Directors is taking appropriate steps to consider these matters.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)     Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended September 30, 2021, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(a)	(b)	(c)	(d)
Balance as of June 30, 2021				$375,224,938
July 1, 2021 through July 31, 2021	—	$—	—	375,224,938
August 1, 2021 through August 31, 2021	253	$—	—	1,000,000,000
September 1, 2021 through September 30, 2021	527,461	$56.75	527,058	970,088,842
Total	527,714		527,058	$970,088,842

(1)On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This program has no expiration and replaces the previous authorization. As of September 30, 2021, there was $970 million remaining under the currently authorized repurchase program. From time to time we acquire shares by means of (i) open-market transactions, including through plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and privately negotiated transactions, including accelerated share repurchase programs, pursuant to our publicly announced program described above and (ii) shares withheld from awards under our Omnibus Incentive Plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan. We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable. For shares withheld for tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value.

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column (a)
	(a)	(b)
July 2021	—	$—
August 2021	253	$57.79
September 2021	403	$56.27
Total	656

Item 6.  Exhibits

Exhibit Number	Description
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

4.1
Indenture, dated as of September 29, 2021, by and among Sealed Air Corporation, Guarantors party thereto and U.S. Bank National Association. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report September 28, 2021, File No. 1-12139, is incorporated herein by reference.)

4.2	Form of 1.573% senior secured notes due 2026. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report September 28, 2021, File No. 1-12139, is incorporated herein by reference.)
4.3
First Supplemental Indenture, dated as of September 28, 2021, by and among Sealed Air Corporation, Guarantors party thereto and Truist Bank (formerly Branch Banking and Trust Company). (Exhibit 4.3 to the Company’s Current Report on Form 8-K, Date of Report September 28, 2021, File No. 1-12139, is incorporated herein by reference.)

10.1
Amendment to Third Amended and Restated Syndicated Facility Agreement and Pledge and Security Agreement, dated as of September 9, 2021, by and among Sealed Air Corporation, Bank of America, N.A. and the undersigned Lenders.

31.1	Certification of Edward L. Doheny II pursuant to Rule 13a-14(a), dated November 2, 2021.
31.2	Certification of Christopher J. Stephens, Jr. pursuant to Rule 13a-14(a), dated November 2, 2021.
32	Certification of Edward L. Doheny II and Christopher J. Stephens, Jr. pursuant to 18 U.S.C. § 1350, dated November 2, 2021.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: November 2, 2021	By:	/S/ Christopher J. Stephens, Jr.
Christopher J. Stephens, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)