Form 10-K
period 2021-12-31
SEALED AIR CORP/DE
filed 2022-02-22
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8,852,200,805, based on the closing sale price as reported on the New York Stock Exchange.
There were 148,158,143 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of February 15, 2022.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business
The Company: SEE

Our Purpose	We are in business to protect, to solve critical packaging challenges, and to make our world better than we find it.
Sealed Air Corporation (“SEE”, “Sealed Air”, or the “Company”, also referred to as “we”, “us”, or “our”) is a leading global provider of packaging solutions integrating high-performance materials, automation, equipment and services. SEE designs and delivers packaging solutions that preserve food, protect goods, automate packaging processes, and enable e-commerce and digital connectivity for packaged goods. Our packaging solutions are designed to help customers automate their operations to be increasingly touchless and more resilient, safer, less wasteful, and enhance brand engagement with consumers.
We deliver our packaging solutions to an array of end markets including fresh proteins, foods, fluids, medical and healthcare, e-commerce, logistics and omnichannel fulfillment operations, and industrials. We serve customers across 114 countries/territories directly and through a diversified distribution network. We aim to deliver savings to our customers and accelerate payback on their investments. We invest in technology and innovation that transform our industry toward a more sustainable future.
Our portfolio of solutions includes leading brands such as CRYOVAC® brand food packaging, SEALED AIR® brand protective packaging, AUTOBAG® brand automated packaging, BUBBLE WRAP® brand packaging and SEE Automation™ solutions.
In 2021, we generated net sales of $5.5 billion, net earnings from continuing operations of $491 million, and net cash provided by operating activities of $710 million. Please refer to Part II, Item 8, “Financial Statements and Supplementary Data” for financial information about the Company and its subsidiaries, which is incorporated herein by reference.
We have two reportable segments, Food and Protective. Refer to “Reportable Segments” below for additional information.
Vision and Strategy

Our Vision	To become a world-class, digitally-driven company automating sustainable packaging solutions
Our strategy is focused on creating an inimitable customer packaging experience by advancing packaging solutions integrating SEE Automation, Digital, and Sustainability.
SEE caring high-performance people + digital culture. We are bringing people together with a future that is more digitally connected. We prioritize our people and recognize the importance they play in realizing our purpose. Through digital platforms, we are accelerating our efforts to retain, attract and motivate top talent, train our leadership teams, develop future leaders, shape a caring, high-performance organization and culture, and drive top benchmark employee engagement.
Creating SEE Touchless Automation™ experience. With our SEE Automation™ solutions, we aim to solve our customers’ automation needs while creating significant return on their investments through savings and increased productivity. We have focused on increasing our equipment offerings which help our customers automate packaging processes. In addition, through our SEE Operating Engine, we are automating our own operations to make them more sustainable and generate productivity savings.
Lead the industry with Digital transformation. We have launched the MySEE digital e-commerce platform to make doing business with SEE easier and more efficient. We are investing in automation and digital technologies that enhance performance, efficiency and monitoring in customers’ and our own operations. We are developing smart packaging that can enable traceability and deliver digital content. We are investing in digital printing to drive customer savings, generate demand and enhance brand image and shelf impact.

Sustainability is core to our business. Sustainability is embedded in our purpose and vision. We have set ambitious environmental goals aimed to lead the industry towards a better future. We are designing high-performance packaging materials with recyclability in mind, to make sustainability more affordable, and to create a pathway for a circular economy. We are transforming our operations and our customers’ operations with SEE Touchless Automation™ which aims to improve efficiency, eliminate waste, simplify processes, and create a safer working environment.
Purpose driven capital allocation to create value to our shareholders and society. Our capital allocation strategy fuels the SEE Operating Engine and is rooted in economic value add with the goal to drive profitable, above market organic growth, and attractive returns on invested capital. We invest through capital expenditures, research and development spend, acquisitions, and investments aligned with our strategy. SEE Ventures is embedded in our capital allocation strategy. Under SEE Ventures, we invest in entrepreneurial and disruptive technologies that present opportunities to accelerate innovation and increase speed to market. Dividends and share repurchases have been used to return capital to shareholders.
Continuously Reinventing SEE Operating Engine from Innovate to Solve
Since launching our Reinvent SEE business transformation in 2018, we have sought to transform how we innovate, buy, make and solve our customers’ most critical packaging challenges. The capabilities, operational disciplines, and governance processes established through the Reinvent SEE business transformation are embedded in our on-going continuous improvement system, SEE Operating Engine, and demonstrating sustained results. Our Reinvent SEE goal-oriented behaviors are focused on the 4P'SSM:
Performance: World-class
Outperform the markets we serve with our SEE Operating Engine; create customer references by offering the best service and being “at the table and online” with our customers; execute a purpose-driven capital allocation mindset.
People + Digital: SEE caring high-performance culture
Leveraging the power of operating as One SEE, driving productivity, swarming challenges and opportunities; creating a digital connection between people and the customer experience both internally and externally; rewarding value creation, executing talent strategies to develop, retain and attract top talent; focus on diversity, equity and inclusion (DEI) leadership and environmental, social, and governance (ESG) excellence.
Platforms: Best Solutions, right price, make them sustainable
Focus on leading solutions that generate customer savings; SEE Touchless Automation™ - doing more with less by investing and working smarter; aiming to create significant customer savings.
Processes: SEE Operating Engine
Embed SEE Operating Engine into everything we do thereby eliminating waste, automating and simplifying processes, and removing people from harm’s way.
Sustainability: Make our world better than we find it
Drive environmental, social, and governance excellence by focusing on achieving goals that aim to make our world better than we find it. SEE is dedicating innovation, research and development resources to design or advance packaging materials to be recyclable or reusable and contain more recycled and or renewable content and has announced a goal to reach net-zero carbon emissions within our operations by 2040.
The Reinvent SEE business transformation has driven significant structural operating leverage in the business and resulted in incremental Adjusted EBITDA benefits of $64 million during 2021. The restructuring and associated cost component of the Reinvent SEE business transformation is now expected to conclude by mid-2022.
Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of net earnings from continuing operations based on Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) to total company Adjusted EBITDA presented on a basis which does not conform to U.S. GAAP, which we refer to as “non-U.S. GAAP.”
Competitive Strengths
Our growth strategy leverages our competitive strengths in high-performance packaging solutions, well-established customer relationships, iconic brands, and global scale and market access.

High-performance Packaging Solutions. For food industries we provide packaging materials, automated equipment, and services that extend shelf life, ensure safety, and enhance brand image and shelf impact, while driving operational excellence by eliminating waste, increasing processing speeds and reducing customers’ labor dependency. Within e-commerce and industrial markets, we offer a broad range of protective packaging materials and automation solutions that prevent product damage, increase order fulfillment velocity, and generate savings through reductions in waste, dimensional weight and labor.
Well-established Customer Relationships. We have a broad and diversified customer base which includes the world’s leading food processors, e-commerce/fulfillment companies and industrial manufacturers. We look to create long-term relationships with leaders in the markets we serve. We leverage extensive knowledge of our customers’ businesses when innovating new solutions, and partner with customers to effectively implement our solutions and automate their operations. Our customer base is diverse, with no single customer or affiliated group of customers representing more than 10% of net sales in 2021, 2020 or 2019.
Iconic Brands. Our portfolio of leading packaging solutions includes CRYOVAC® brand food packaging, SEALED AIR® brand protective packaging, AUTOBAG® brand automated systems, BUBBLE WRAP® brand packaging, and SEE Automation™ solutions. Our iconic brands represent long-tenured leadership in the packaging industry and are propelling us forward into the future. We strive to ensure these brands continue to represent our commitment to deliver safety, security, performance and innovation.
Global Scale and Market Access. SEE serves a diverse global customer base with a sales and distribution network reaching 114 countries/territories. In 2021, 47% of net sales were from outside the U.S. Our global scale and agility have enabled us to address the evolving customer needs across our end markets and geographies and position us to capitalize on growth opportunities in markets around the world. We operate through our subsidiaries and have a presence in the U.S. and 45 other countries/territories listed below.

Argentina	Czech Republic	Ireland	Peru	Sweden
Australia	Denmark	Italy	Philippines	Switzerland
Belgium	Finland	Japan	Poland	Taiwan
Brazil	France	Luxembourg	Portugal	Thailand
Canada	Germany	Malaysia	Russia	Ukraine
Chile	Greece	Mexico	Singapore	United Arab Emirates
China	Guatemala	Netherlands	South Africa	United Kingdom
Colombia	Hungary	New Zealand	South Korea	Uruguay
Costa Rica	India	Norway	Spain	Vietnam
We face risks inherent in these international operations, such as currency fluctuations, supply chain disruptions, inflation and political instability. Information on currency exchange risk appears in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of this Annual Report on Form 10-K, which is incorporated herein by reference. Other risks attendant to our international operations are set forth in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K, which is incorporated herein by reference. Information on the impact of currency exchange on our Consolidated Financial Statements appears in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information showing net sales for the year ended December 31, 2021 and total long-lived assets by geographic region as of December 31, 2021 appears in Note 6, “Segments,” set forth in Part II, Item 8, “Financial Statements and Supplementary Data,” which is incorporated herein by reference.
Innovation, Research and Development
Our innovation, research and development capabilities encompass a broad range of disciplines including food science, materials science, chemical, mechanical, electrical and software engineering, microbiology, digital applications development, digital printing, and packaging automation equipment design and engineering.
Our research and development activities are principally performed in:
•four Packaging Solutions Development and Innovation Centers located in the U.S., Italy and Singapore;
•eight Equipment Design Centers in the U.S., France, Switzerland, Italy and Singapore, targeting innovation in equipment and digital solutions; and
•39 Package Design and Applications Centers for Protective located in a number of different countries.

Our research and development expense was $100 million in 2021, $96 million in 2020 and $77 million in 2019. In addition to our direct spend, we also, from time to time, seek to expand our research and development capabilities through acquisitions and strategic equity or other investments made through SEE Ventures.
We own or are the licensee of approximately 2,875 U.S. and foreign patents and patent applications, and approximately 2,480 U.S. and foreign trademark registrations and trademark applications that relate to many of our products, manufacturing processes and equipment. We file annually an average of approximately 270 U.S. and foreign patent applications and approximately 30 U.S. and foreign trademark applications. Our business is not dependent upon any single patent or trademark alone. Rather, we believe that our success depends primarily on our sales and service, marketing, engineering and manufacturing skills and on our ongoing innovation and research and development efforts. We believe that the expiration or unenforceability of any single one of our patents, applications, licenses or trademark registrations would not be material to our business or our consolidated financial condition, results of operations, or cash flows.
Environmental Sustainability
At SEE, environmental sustainability is integrated in our business strategy. Our priorities and commitments represent what we believe is important to creating a future that is more sustainable.
Accelerating the advancement of a circular economy. We are working to achieve our 2025 Sustainability and Materials Pledge aimed to increase materials circularity in the industry through innovation, reducing plastic and other materials waste and collaborating for change. The three components of our 2025 Sustainability and Materials Pledge are:
Invest in Innovation - Dedicating innovation, research and development resources to design or advance packaging materials to be recyclable or reusable and contain more recycled and or renewable content.
Reduce Plastic and Other Materials Waste - Achieving ambitious targets of recycled content across all packaging solutions which maximize recycled content. Specifically, the Company has a commitment to eliminate waste by incorporating a greater percentage of recycled or renewable content into our solutions.
Collaborate for Change - Building strategic partnerships, combining talent, resources and experience to scale solutions that drive a circular economy. This includes technology investments to facilitate the reuse, collection and recycling of plastic. To that end, SEE is a member of the Alliance to End Plastic Waste and an active participant in the American Chemistry Council.
Mitigating climate change. The Company has announced goals designed to mitigate climate change including Science Based Targets, in line with the Science Based Targets initiative ("SBTi"), for our Scopes 1, 2 and 3 greenhouse gas intensity reductions, and a goal to reach net-zero carbon emissions within our operations by 2040.
We are in the process of developing long-term expenditure forecasts to meet our goals. Meeting our net-zero carbon emissions pledge will require significant capital investment in our operations. We also may invest in renewable energy credits, carbon offsets, or similar programs to aid in reaching our goals, the cost of which were not material in the year ended December 31, 2021, but may be so in future years.
Driving SEE Operational Excellence in our own operations. We focus on reducing climate-related emissions, water use, energy use, and waste in our operations and throughout the supply chain while innovating, manufacturing and delivering high-performance packaging solutions.
Our Environmental, Social and Governance (“ESG”) strategy is overseen and directed by a steering committee which is comprised of executive officers of SEE. They meet on a regular basis. At the Board of Directors level, the Board's Nominating and Corporate Governance Committee assists the Board in overseeing our sustainability strategies and other material matters concerning environmental, social and governance and public policy issues affecting the Company.
We face risks inherent in achieving our sustainability goals, such as the cost for each initiative, changes in future regulations and policies that may be more restrictive than our stated goals, and the availability of resources (such as renewable energy credits, renewable energy sources, carbon offsets), among others. Other risks attendant to the environment and climate change are set forth in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K, which is incorporated herein by reference.

Human Capital
Overview
We are bringing people together with a future that is more digitally connected. We prioritize our people and the experience they have being part of SEE as we recognize the importance they play in realizing our purpose, shaping a caring, high-performance organization and culture, and delivering world-class experiences and opportunities for our customers and other stakeholders.
Our purpose-driven high-performance culture is focused on driving operational excellence. We seek to create an employee community comprised of people with desired expertise and talent from diverse backgrounds, and who care about making the world better. We believe improving our workplace diversity and supporting an inclusive culture will make us better. We invest in the total well-being and experience of our people through a variety of initiatives such as our Flexible Way of Work offering, and we strive to help our employees live better, stay healthy, and be more productive.
SEE's management regularly reports and discusses our workforce and people management strategies and related matters with our Board of Directors and the Organization and Compensation Committee (“O&C Committee”) of the Board of Directors, including matters related to compensation, succession planning, corporate culture, employee engagement, and diversity, equity and inclusion.
Our values represent the fundamental beliefs upon which we aim to base our business and behaviors.

Our Core Values
Integrity	Determined	Collaborative	Innovative
Every day, we intentionally choose to do the right thing no matter the circumstance.	We are empowered to deliver on our commitments.	We operate based on mutual trust and encourage diverse thinking to achieve a common objective.	We think without limits to solve customer, company and societal challenges.
As of December 31, 2021, our employee population was approximately 16,500 people. The largest component of SEE's workforce is approximately 10,300 direct manufacturing employees in our manufacturing facilities. We also generally employ:
•marketing, sales, business development and technical packaging solutions professionals who work in the field and at our customers' facilities;
•innovation, research and development, digital, automation and sustainability focused employees who work in one of our four comprehensive packaging solutions development and innovation centers; and
•customer service and support personnel as well as administrative and management employees who work in our offices and in remote environments.
As of December 31, 2021, we had approximately 7,000 employees in the U.S. and approximately 9,500 employees outside the U.S. Our workforce is relatively stable and does not have significant seasonal fluctuations.
We had approximately 120 U.S. employees and 4,925 non-U.S. employees who were covered by collective bargaining agreements as of December 31, 2021. Many of the covered employees are represented by works councils or industrial boards, as is customary in the jurisdictions in which they are employed. The collective bargaining agreements covering approximately 56% of such employees, primarily outside the U.S., will expire during 2022 and we will be engaged in negotiations to attain new agreements.
Code of Conduct, Ethics and Core Competencies
The Company maintains a written Code of Conduct which reflects our purpose and values as an organization and how we should act. It encourages all employees to promote an ethical culture and to recognize and report integrity and compliance issues. Our Code of Conduct guides us in how to manage our daily processes and interactions with professionalism, respect and integrity. Employees attest annually to reviewing and adhering to the Code of Conduct.
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

SEE Culture

In 2021, the Company created the Culture Council to assist in leading our culture transformation. The Culture Council is focused on executing six workstreams designed to further embed our high-performance culture throughout our organization.
The workstreams are:
Community Impact: responsible for establishing a framework and resources to encourage active involvement in global philanthropic efforts, to empower local community engagement and to scale social impact in our communities.
Diversity, Equity and Inclusion: helps to promote a diverse, equitable, trusting and inclusive culture for all employees.
SEE Academy: helps to nurture a learning culture that thrives on personal growth and development, strengthening our capabilities to deliver world-class results.
SEE Operating Engine: capturing our transformation success into a breakthrough operating engine that continues to reinvent our business from within.

Operational Excellence: seeks to embed an intentional mindset where every employee continually pursues opportunities to improve our 4P’SSM behaviors.
Total Wellbeing and Experience: responsible for strengthening our people through total wellbeing, physical and mental health, social, career, financial and community impact.
Our workstreams are supported by Change Champions who comprise a working group made up of global change agents to help drive our culture and provide feedback for areas of improvement.
Health and Safety
As a company with manufacturing operations across the world, protecting the health, safety and well-being of our people is a top priority. We have a goal of zero harm and we intentionally manage our operations to provide employees with a safe and healthy working environment.
SEE maintains an Environmental, Health and Safety (EHS) policy which outlines the Company’s commitment to integrate EHS principles in all aspects of the business including products, operations, and supply chain. The policy requires our employees and contractors to conduct business in accordance with applicable environmental, health and safety laws and understand and comply with company procedures and guidelines to protect the environment, health and safety of themselves and their co-workers.
We have a formal process in place for managing, tracking, and reporting health and safety which includes incident analysis meetings which are conducted with leadership. Reporting is elevated to the regional leadership and global executive level monthly.
Our global safety training program includes more than 150 preventive courses including behavioral-based safety training, hazard identification, and risk assessment. Additionally, we provide access to multiple customized trainings that educate employees on the safe execution of their jobs in an environmentally responsible manner.
All operations are required to implement the relevant elements of our EHS Management System. Implementation of EHS standards and guidelines takes place at the plant/office level and is assessed through a periodic review process.
Throughout the COVID-19 crisis, SEE has followed the recommendations and guidance of health authorities and local governments across the globe and instituted precautionary measures for employees at all its facilities worldwide, including enhanced cleaning procedures, quarantine and testing protocols, temperature checks, face masks, engineered social distancing, remote work arrangements for non-location-dependent employees, restricted visitor access, and travel limitations.

The Company held vaccine clinics and provided other means of vaccine access to employees and their families at many of its sites across the globe. The vaccine clinic held at SEE’s North Carolina headquarters was open to the public as well as employees.
Diversity, Equity and Inclusion
We are a global company with an employee population representing a broad diversity of cultures, languages, ethnicities, and races. We recognize the value of workplace diversity and support an inclusive culture across the globe. We evaluate talent acquisition, performance management, employee experience, career development, and succession planning processes to identify and remove unintended biases and facilitate increased diversity of our leadership talent pipeline. In 2021, we announced our Diversity, Equity and Inclusion Pledge and 2025 Goals, encompassing the following:
•Championing equal pay for work of equal value across our organization;
•Leading with a senior leadership team that reflects the cultural diversity of our global footprint;
•Increasing gender diversity across employees globally to more than 30%;
•Increasing the representation of racial and ethnic minorities in our United States workforce to above 35%; and
•Building a more inclusive culture with our employees across the globe.
As of December 31, 2021, 25% of our global employee base are female and 34% of our U.S. workforce belong to racial and ethnic minority groups. Biannually, SEE conducts a global comprehensive pay equity analysis to identify compensation disparities by gender across the world and by ethnic and racial diversity within the U.S. Identified inequities are mitigated to close the gaps and compensation processes are evaluated for unintended bias and continuously improved to prevent future adverse impact.
Recruiting, Retaining and Engaging Employees and Learning and Development
We believe that our success depends on our ability to attract, recruit, and retain employees with the desired expertise and talent.
SEE has a strong global talent acquisition model that attracts and places employees. From time to time, we conduct pulse surveys to solicit valuable and timely feedback from our employees on specific topics. We use the results of the pulse surveys for initiatives related to employee engagement including increased communication from managers or leaders, targeted training opportunities or other methods to improve our employees' career experiences.
We are making significant investments to strengthen the skills, capabilities, and leadership potential of our employees. Employees have access to online tools to support ongoing learning and development and career growth. Additionally, the Company sponsors leadership programs targeted at employees of all levels from early-career entrants to executives.
Reportable Segments
We report our segment information in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting,” (“FASB ASC Topic 280”). See Note 6, “Segments,” set forth in Part II, Item 8, “Financial Statements and Supplementary Data” for further information.
Food
Food solutions are sold to food processors in fresh red meat, smoked and processed meats, poultry, seafood, plant-based and dairy (solid and liquids) markets worldwide. Food offers integrated packaging solutions combining high-performance materials and automated equipment solutions to increase food safety, extend shelf life, reduce food waste, automate processes and optimize total cost. Its innovative materials, automated equipment and service enables customers to reduce costs and enhance their brands in the marketplace.
Food solutions are utilized by food service businesses (such as restaurants and entertainment venues) (“food service”) and food retailers (such as grocery stores and supermarkets) (“food retail”), among others. Solutions serving the food service market include products such as barrier bags and pouches, primarily marketed under the CRYOVAC® trademark and other highly recognized trade names including CRYOVAC® brand Barrier Bags, CRYOVAC® brand Form-Fill-Seal Films, and CRYOVAC® brand Auto Pouch Systems. Solutions serving the food retail market include products such as barrier bags, film, and trays, primarily marketed under the CRYOVAC® trademark and other highly recognized trade names including CRYOVAC® brand Grip & Tear™, CRYOVAC® brand Darfresh®, OptiDure™, Simple Steps®, and CRYOVAC® brand Barrier Bags.

Food solutions are well aligned to capitalize on global market dynamics driven by increasing labor scarcity and automation, continued urbanization, growth in ship-to-home food services, growing consumer preference for smaller portions and healthier food choices, and demand for more sustainable, secure packaging. Our solutions, which include high-performance materials, equipment, and services, are designed to preserve nutrition while enhancing food safety.
Food applications are largely sold direct to customers by our sales, marketing and customer service personnel throughout the world. Sales to governments, or government contracts, are not material to our Food segment. No single customer or affiliated group of customers represents more than 10% of segment revenue in 2021.
There are other manufacturers of products similar to those produced by Food, some that operate across multiple regions and others that operate in a single region or single country. Competing manufacturers produce a wide variety of food packaging based on plastic, metals and other materials.
Protective
Protective packaging solutions are utilized across many global markets to protect goods during transit and are especially valuable to e-commerce, consumer goods, pharmaceutical and medical devices and industrial manufacturing. With automated equipment, high-performance materials, and services, our solutions are designed to increase our customers' packaging velocity, minimize packaging waste, reduce labor dependencies and address dimensional weight challenges. Our product breadth combined with our global scale and reach helps support our customers' needs for sustainability, performance excellence, consistency and reliability of supply wherever they operate around the world.
Protective solutions are marketed under SEALED AIR® brand, BUBBLE WRAP® brand, AUTOBAG® brand and other highly recognized trade names and product families including BUBBLE WRAP® brand inflatable packaging, SEALED AIR® brand performance shrink films, AUTOBAG® brand bagging systems, Instapak® polyurethane foam packaging solutions and Korrvu® suspension and retention packaging. In addition, we provide temperature assurance packaging solutions under the Kevothermal™ and TempGuard™ brands.
Protective solutions are sold through a strategic network of distributors as well as directly to end customers, including, but not limited to, fabricators, original equipment manufacturers, contract manufacturers, logistics partners and e-commerce/fulfillment operations. In 2021, approximately 55% of our Protective sales were sold through distributors. We generally do not impose annual minimum purchase volume requirements on our distributors. Product returns from our distributors in 2021 were not material. Sales to governments, or government contracts, are not material to our Protective segment. No single customer or affiliated group of customers represented more than 10% of segment revenue in 2021.
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
We believe that a focus on materials circularity, sustainability, and automation and equipment offerings will continue to define the direction of the competitive landscape into the future for both segments. Additionally, some of our Food and Protective competitors have been consolidating in recent years or have been involved in significant merger and acquisition activity, and we believe this trend may continue. Such consolidation could have an adverse impact on the pricing of our products and services and our ability to retain customers, which could in turn adversely affect our business, consolidated financial condition or results of operations.
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

The vast majority of the raw materials required for the manufacture of our products and all components related to our equipment and accessories generally have been readily available on the open market and, in most cases, are available from several suppliers and are available in amounts sufficient to meet our manufacturing requirements. However, in some regions we rely on some sole-source suppliers, and the lack of availability of supplies could have a material negative impact on our consolidated financial condition or results of operations. Natural disasters such as hurricanes, tornados, earthquakes or other severe weather events, as well as political instability and terrorist activities, may negatively impact the production or delivery capabilities of refineries and natural gas and petrochemical suppliers and suppliers of other raw materials. Due to by-product/co-product chemical relationships to the automotive and housing markets, several materials may become difficult to source. These factors could lead to increased prices for our raw materials, curtailment of supplies, allocation of raw materials and other force majeure events by our suppliers. For example, throughout 2021, the Company experienced supply chain disruptions and sharp raw material price increases resulting from various factors including general inflationary pressure, limited availability of certain raw materials, global transportation disruptions and natural disasters such as Winter Storm Uri in February 2021. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of the impact of 2021 supply chain disruptions and raw material price increases.
Some materials used to manufacture our packaging products are sourced from recycled content from our operations or are obtained through our participation in recycling programs. Although we purchase some raw materials under long-term supply arrangements with third parties, these arrangements follow market forces and are in line with our overall global purchasing strategy, which seeks to balance the cost of acquisition and availability of supply.
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
The impact of raw material price changes and related pricing actions have impacted the timing of when our total net sales and our consolidated results of operations were earned throughout 2021. Additionally, changes in end-consumer behavior, such as an increase in e-commerce sales, or temporary social distancing restrictions due to COVID-19 or other factors, have in the past impacted the timing and seasonality of results of operations. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of our 2021 results.
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
Additionally, some of SEE's materials or products will be subject to a tax on certain plastics or plastic components, which are currently scheduled to go into effect in 2022 in jurisdictions such as the United States and the United Kingdom. There is no guarantee that we will be able to recover the impact of plastic taxes from our customers. The cost to establish compliance with these evolving tax on plastics or plastics components were not material in 2021.
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
The COVID-19 pandemic, including the outbreak of variants such as Delta and Omicron, and the related containment and mitigation measures that have been put into place across the globe, have had and may continue to have adverse impact on the global economy and our business. We and some of our customers have experienced facility shutdowns or reductions in operations during the pandemic. The outbreak of recent variants has also adversely impacted the staffing level in our operations. The COVID-19 pandemic has and may continue to result in supply chain and operational disruptions such as the availability and transportation of raw materials or the ability for our packaging and equipment specialists to visit customer facilities. Unpredictable disruptions to the Company’s operations or our customers’ operations could reduce our future revenues and negatively impact the Company’s financial condition.
In addition, economic and market volatility due to the COVID-19 pandemic may negatively impact consumer buying habits, which could adversely affect the Company’s financial results.
The extent to which our operations may be impacted by the COVID-19 pandemic in the future will depend largely on continued developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak, including new variants of the virus, and actions by government authorities to contain the outbreak or treat its impact, including the effectiveness and distribution of vaccines.
The global nature of our operations exposes us to numerous risks that could materially adversely affect our consolidated financial condition, results of operations, or cash flows.
We operate in 46 countries/territories, and our products are distributed in 114 countries/territories around the world. A large portion of our manufacturing operations are located outside of the U.S. and 47% of our net sales are generated outside of the U.S. These operations, particularly those in developing regions, are subject to various risks that may not be present in or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those markets.
Risks inherent in our international operations include:
•inflationary pressures, including wage inflation and input cost inflation, as well as the impact of fiscal policy interventions by national or regional governments to control inflation;
•foreign currency exchange controls and tax rates;
•foreign currency exchange rate fluctuations, including devaluations;
•adverse impacts resulting from regional or global human health related illnesses;
•restrictive governmental actions such as those on transfer or repatriation of funds and trade protection matters, including anti-dumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures;
•changes in laws and regulations, including the laws and policies of the U.S. and foreign countries affecting trade and foreign investment;
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
•the potential for governmental actions that may result in expropriation or nationalization of our facilities or other assets in that country;
•unsettled political conditions and possible terrorist attacks against U.S. or other interests; and
•potential tax inefficiencies and tax costs in repatriating funds from our non-U.S. subsidiaries.
These and other factors may have a material adverse effect on our international operations and, consequently, on our consolidated financial condition, results of operations, or cash flows.
Uncertain global economic conditions may have an adverse effect on our consolidated financial condition, results of operations, or cash flows.
Uncertain global economic conditions, including the impact of inflationary pressure across the global economy, may have an adverse impact on our business in the form of lower volumes sold due to weakened demand, unfavorable changes in product price/mix, or lower profit margins. For example, in the past, global economic downturns have adversely impacted some of our customers and end-users, such as food processors, distributors, supermarket retailers, restaurants, industrial manufacturers, retail establishments, business service contractors and e-commerce and mail order fulfillment firms, and other end-users that are particularly sensitive to business and consumer spending. Additionally, in 2021, widespread inflationary pressures were experienced across global economies, resulting in higher costs for our raw materials, non-material cost components and labor.
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
Also, reduced availability of credit may adversely affect the ability of some of our customers and suppliers to obtain funds for operations and capital expenditures. This could negatively impact our ability to obtain necessary supplies as well as our sales of materials and equipment to affected customers. This could also result in reduced or delayed collections of outstanding accounts receivable.
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
Customers in the e-commerce and food service industry and peers in the packaging industry have been consolidating in recent years, and we believe this trend may continue. Such consolidation could have an adverse impact on the pricing of our products and services and our ability to retain customers, which could in turn adversely affect our business, consolidated financial condition, results of operations or cash flows.
Our inability to maintain a competitive advantage could result in lower prices or lower sales volumes for our products. Additionally, we may not successfully implement our pricing actions. These factors may have an adverse impact on our consolidated financial condition, results of operations, or cash flows.
Concerns about the impact that some plastic materials may have on the environment, along with changes in legal or regulatory requirements, development of recycling infrastructure, consumer preferences or market measures to address these concerns, may negatively affect our business and operations.
Public attention to plastic waste and its associated or perceived environmental impact continues to receive attention. Some jurisdictions have laws and regulations that govern the registration, labeling and taxation or surcharges of some of our products. For example, some of our products will be subject to a tax on certain plastics, which is currently scheduled to go into effect in

2022 in the United Kingdom. Consumer perceptions, preferences and buying behaviors may change as a result of public attention to plastic waste and current and future regulations.
Currently, single-use plastic bans and/or proposals have focused on specific items such as grocery bags, cutlery, beverage straws and stir sticks, expanded polystyrene or oxo-degradable plastic. At present, all of the products we manufacture are in compliance with applicable laws and regulations, but there can be no assurances regarding future laws and regulations.
We maintain programs designed to comply with laws and regulations and to monitor their evolution. We also continue to innovate our packaging solutions to exceed recyclability or reusability requirements, address cube optimization to eliminate non-recyclable plastic waste, and increase the use of recycled and/or renewable materials. We believe that execution of our strategy positions us to exceed sustainability and recyclability demands of our customers with innovative solutions and new formulations of our materials. However, future development of government policies including taxation to restrict waste imports and/or expand bans beyond single-use plastics, as well as changes in customer preferences, may have an adverse effect on our business, consolidated financial condition, results of operations, or cash flows.
The execution of future acquisitions or investments in other companies may be limited by the availability of suitable candidates. Additionally, we may not be able to successfully integrate acquired businesses without significant use of resources or diversion of management’s attention.
Acquisitions and non-controlling or equity investments are subject to the availability of suitable candidates or investment opportunities. Business acquisitions involve numerous risks, including difficulty in determining valuation, integration of acquired operations, technologies, services and products, key personnel turnover, and the diversion of management's attention from other business matters. Ultimately, we may be unable to achieve the expected benefits which could adversely affect our business and execution of our strategy.
As a result of acquisitions, we may record a significant amount of goodwill and other identifiable intangible assets and we may never realize the full carrying value of the related assets.
As a result of acquisitions, we may record a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies.
We test goodwill and intangible assets with indefinite useful lives for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Amortizable intangible assets are reviewed for possible impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. In the event that we determine that events or circumstances exist that indicate that the carrying value of goodwill or identifiable intangible assets may no longer be recoverable, we might have to recognize a non-cash impairment of goodwill or other identifiable intangible assets, which could have a material adverse effect on our consolidated financial condition or results of operations.
Political and economic instability and risk of government actions affecting our business and our customers or suppliers may adversely impact our business, consolidated financial condition, results of operations, or cash flows.
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
If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing their products in a manner that capitalizes on our trademarks, and this loss of a competitive advantage may adversely impact our business, consolidated financial condition, results of operations, or cash flows.
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
We use petrochemical-based raw materials to manufacture many of our products. The prices for these raw materials are cyclical and increases in market demand or fluctuations in the global trade for petrochemical-based raw materials and energy could increase our costs, such as those experienced during 2021.
While historically we have been able to successfully manage the impact of higher raw material costs by increasing our selling prices, if we were unable to minimize the effects of increased raw material costs through sourcing, pricing or other actions, our business, consolidated financial condition or results of operations may be materially adversely affected. A portion of our sales prices, specifically within Food's North American and APAC business, is determined using formula based pricing which reflects changes in underlying raw material indices. On average, formula based pricing lags raw material cost movement by approximately six months. We may experience a benefit (when resin prices decrease) or detriment (when resin prices increase) to our cost of sales before those price changes are reflected in our selling prices. As such, trends in raw material pricing may have a negative impact on future profit margins. We also have some sole-source suppliers, and the lack of availability of supplies could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
Natural disasters, such as a hurricane, tornado, earthquake or other severe weather event, as well as political instability and terrorist activities, may negatively impact the production or delivery capabilities of refineries and natural gas and petrochemical suppliers and suppliers of other raw materials in the future. For example, throughout 2021, the Company experienced supply chain disruptions and sharp raw material price increases resulting, in part, from disruptions caused by Winter Storm Uri in February 2021. These factors could lead to increased prices for our raw materials, curtailment of supplies, allocation of raw materials, and other force majeure events of our suppliers and harm relations with our customers which could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
Unfavorable customer responses to price increases could have a material adverse impact on our sales and earnings.
From time to time, and especially in periods of rising raw material costs, we increase the prices of our products. For example, throughout 2021, the Company enacted pricing actions, which included price increases across our portfolio. Significant price increases could impact our earnings depending on, among other factors, the pricing by competitors of similar products and the response by the customers to higher prices. Such price increases may result in lower volume of sales and a subsequent decrease in gross margin and adversely impact our results of operations.
Demand for our products could be adversely affected by changes in consumer preferences or if we are not able to innovate and bring new products to market.
Our sales depend heavily on the volumes of sales by our customers in food processing and service industries, the industrial manufacturing and electronics sectors, and e-commerce. Consumer preferences for food and durable goods packaging can influence our sales. Consumer preferences for fresh and unpackaged foods and the global e-commerce and industrial market change over time. Changes in consumer behavior, including changes driven by cost, availability, durability, sustainability, innovation, or various health or environmental-related concerns and perceptions, could negatively impact demand for our products.
Innovation, particularly related to our automation, sustainability and digital offerings, is key to our strategy. Our performance and prospects for future growth could be adversely affected if new products do not meet sales or margin expectations and we are not able to meet our innovation rate goals. Our customers' preferences continue to trend towards sustainable and automated packaging solutions. We believe that we are well positioned to offer these solutions to our customers, but our success is dependent on continued innovation in sustainability and our ability to bring new products to market in an efficient manner.
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
We are subject to an increasing number of information technology vulnerabilities, threats and targeted computer crimes which pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of our networks or systems, or networks or systems of our customers and key vendors, could result in the loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could materially adversely affect our business, consolidated financial condition and results of operations. To mitigate these threats to our business, we maintain a cybersecurity program aligned with industry frameworks designed to protect, detect, and respond to internal and external threats. While we have experienced, and expect to continue to experience, attacks attempting to breach the security of our network and systems, none have resulted in a breach with material impact or any penalties or settlement for the three years ended December 31, 2021.
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
Supply chain disruptions related to the transport of raw materials and/or finished goods may delay the timing of when we are able to manufacture our product or serve our customers, which could adversely affect our business, consolidated financial condition, results of operations, or cash flows.
We rely on third-party logistics suppliers for the distribution and transportation of raw materials, operating supplies and products. Delays, fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure may adversely impact our ability to manufacture and distribute products. Specifically, many key ports around the world experienced delays and backlogs in 2021. The Company may also incur higher tariffs and duties to obtain materials from suboptimized sourcing locations. Additionally, transportation costs may increase as freight carriers raise prices to address the overall market conditions. There is no guarantee that we will be able to recover any past or future increases in transportation costs. While we have a geographically diverse international presence and are situated in close proximity to many significant customers, continued supply chain disruptions related to the transport of raw materials and/or finished goods could adversely affect our business, consolidated financial condition, results of operations, or cash flows.
Large-scale animal health issues as well as other health issues affecting the food industry and disruptive forces of nature, including those resulting from climate change, such as significant regional droughts, prolonged severe weather conditions, floods, and natural disasters, may lead to decreased revenues.
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
The execution and success of our strategy depends largely on the efforts and abilities of our management team and other key personnel. Their experience and industry contacts significantly benefit us, and we need their expertise to execute our business strategies, including our strategies related to automation, digital and sustainability. If any such employee were to cease working for us and we were unable to replace them, our business, consolidated financial condition, results of operations, or cash flows may be materially adversely affected.
We could experience disruptions in operations and/or increased labor costs.
We depend on the skills, working relationships, and continued services of employees, including our direct manufacturing employees. The labor market in many geographic regions, including the United States, is becoming increasingly competitive. Higher turnover may lead to reductions in operational efficiencies. Additionally, in Europe and Latin America, the majority of our employees are represented by either labor unions or workers' councils and are covered by collective bargaining agreements that are generally renewable on an annual basis. As is the case with any negotiation, we may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. A shortage in the labor pool and other general inflationary pressures or changes, the results of our labor negotiations and changes to applicable laws and regulations could increase labor costs, or cause a disruption in operations, which could materially adversely affect our business.
Legal, Regulatory and Compliance Risks
We are the subject of various legal proceedings, and may be subject to future claims and litigation, that could have a material adverse effect on our business, results of operations or cash flows.
We are involved from time to time in various legal proceedings, including the securities class action lawsuit and the stockholder derivative action described in Part I, Item 3, “Legal Proceedings”. Litigation, in general, and securities, derivative actions and class action litigation, in particular, can be expensive and disruptive. Some of these proceedings may involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. Litigation and other adverse legal proceedings could have a material adverse effect our businesses, operating results and/or cash flows because of reputational harm to us caused by such proceedings, the cost of defending such proceedings, the cost of settlement or judgments against us or the changes in our operations that could result from such proceedings. Although we maintain legal liability insurance coverage, potential litigation claims could be excluded or exceed coverage limits under the terms of our insurance policies or could result in increased costs for such coverage.
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
As countries progress towards long-term environmental stewardship goals, we expect laws and tax policy to continue to advance. For example, in July 2021, the European Union announced "Fit for 55" which is a series of laws and restrictions aimed at reducing greenhouse gas emissions by 55%. SEE has processes in place and internal goals related to operating efficiency in matters such as greenhouse gas emissions, energy usage, and water consumption. There is no guarantee these internal goals will be more restrictive than future legislation in the jurisdictions in which we operate. Additionally, some of SEE's materials or products will be subject to a tax on certain plastics or plastic components, which are currently scheduled to go into effect in 2022 in jurisdictions such as the United States and the United Kingdom. There is no guarantee that we will be able to recover the impact of plastic taxes from our customers. We maintain programs designed to comply with laws and regulations and to monitor their evolution.
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
Future changes in global trade policies and regulations, as well as overall uncertainty surrounding international trade relations, could have a material adverse effect our consolidated financial condition, results of operations, or cash flows.
Future changes in global trade policies and regulations, including tariffs on products we import and export, could have an adverse impact on our business. Additionally, future trade policies and regulations are due in part to international relations and other geopolitical factors outside of our control. In order to mitigate the impact of these trade-related increases on our costs of products sold, we may increase prices in certain markets and, over the longer term, make changes in our supply chain and, potentially, our global manufacturing strategy. Implementing price increases may cause our customers to find alternative sources for their products. We may be unable to successfully pass along these costs through price increases; adjust our supply chain without incurring significant costs; or locate alternative suppliers for raw materials or finished goods at acceptable costs or in a timely manner. Our inability to effectively manage the negative impacts of changing U.S. and foreign trade policies could materially adversely impact our consolidated financial condition, results of operations, or cash flows.
The U.S. Internal Revenue Service (the “IRS”) has indicated that it intends to disallow our deduction of the approximately $1.49 billion for the payments made pursuant to the Settlement agreement (as defined below).
In the past, we have reduced taxable income by approximately $1.49 billion for the payments made pursuant to the Settlement agreement and thus have reduced our U.S. federal tax liability by approximately $525 million. The IRS has proposed to disallow, as deductible expense, the entirety of the $1.49 billion settlement payments. Although we believe that we have meritorious defenses to the proposed disallowance and have filed a protest with the IRS, this matter may not be resolved in 2022 and there can be no assurance that it will be resolved in the Company's favor. The matter has been submitted to the IRS Independent Office of Appeals for review of the proposed disallowance. An unfavorable resolution of this matter could have a material adverse effect on our consolidated financial condition and results of operations, or cash flows.
We are subject to taxation and tax controversies in multiple jurisdictions. As a result, any adverse development in the tax laws of any of these jurisdictions or any disagreement by the tax authorities with our tax positions could have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows.
We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and our corporate and financing structure. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied.
There are various jurisdictions in which we operate which are actively considering changes to existing tax laws, that, if enacted, could increase our tax obligations in countries where we do business. Additional changes in tax laws could increase our overall taxes and our business, consolidated financial condition or results of operations could be adversely affected in a material way. The tax authorities in any applicable jurisdiction, including the U.S., may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any applicable tax authorities, including U.S. tax authorities, were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material adverse effect on our business, consolidated financial condition, results of our operations, or cash flows.
We are also subject to tax controversies in various jurisdictions that can result in assessments against us. Developments in an audit, investigation, or other tax controversy can have a material effect on our operating results or cash flows in the period or periods in which that development occurs. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals. Although we believe our tax estimates are reasonable, the final outcome of audits, investigations, and any other tax controversies could be materially different from our historical accruals.

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
Approximately 47% of our net sales in 2021 were generated outside the U.S. We translate sales and other results denominated in foreign currency into U.S. dollars for our Consolidated Financial Statements. As a result, the Company is exposed to currency fluctuations both in receiving cash from its international operations and in translating its financial results into U.S. dollars. During periods of a strengthening U.S. dollar, our reported international sales and net earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. Foreign exchange rates can also impact the competitiveness of products produced in certain jurisdictions and exported for sale into other jurisdictions. These changes may impact the value received for the sale of our goods versus those of our competitors. The Company cannot predict the effects of exchange rate fluctuations on its future operating results. As exchange rates vary, the Company's results of operations and profitability may be adversely impacted. While we use financial instruments to hedge certain foreign currency exposures, this does not insulate us completely from foreign currency effects and exposes us to counterparty credit risk for non-performance. See Note 15, “Derivatives and Hedging Activities,” of the Notes. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may negatively impact the Company's results of operations.
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
Our operating results or cash flows can change materially as a result of changes in our geographic mix of U.S. and foreign earnings and other factors, including changes in tax laws and changes made by regulatory authorities.
Our overall effective income tax rate is equal to our total income tax provision as a percentage of total earnings before tax. However, income tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. Losses in one jurisdiction may not be used to offset profits in other jurisdictions and may cause an increase in our tax rate. Changes in the mix of earnings (or losses) between jurisdictions and assumptions used in the calculation of income taxes, among other factors, could have a significant effect on our overall effective income tax rate. Additionally, changes in tax laws or developments in an audit, investigation, or other tax controversy can have a material effect on our operating results or cash flows in the period or periods in which that development occurs.
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

The terms of our credit agreement governing our senior secured credit facilities, our accounts receivable securitization programs, our supply chain financing programs, and the indentures governing our senior notes may restrict our current and future operations, particularly our ability to respond to changes in market conditions or to take certain actions.
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
In addition, amounts available under our accounts receivable securitization programs and/or utilization of our supply chain financing programs can be impacted by a number of factors, including but not limited to our credit ratings, accounts receivable or payable balances, the creditworthiness of us or our customers, our receivables collection experience and/or our trade payable payment history. Additionally, if our credit ratings were to be downgraded, particularly our Corporate Rating, there could be a negative impact on our ability to access capital markets and borrowing costs could increase.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2021, we had $512 million of long-term borrowings under our senior secured credit facilities at variable interest rates. A 1/8% increase or decrease in the assumed interest rates on the senior secured credit facilities would result in a $0.6 million increase or decrease in annual interest expense. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We manufacture products in 98 facilities, with 15 of those facilities serving both of our reportable segments. The following table shows our manufacturing facilities by geographic region and our business segment reporting structure:

Properties by Geographic Region	Number of Manufacturing Facilities	Food Manufacturing Facilities	Protective Manufacturing Facilities
Americas(1)	43	13	34
Europe, Middle East and Africa ("EMEA")	27	10	23
Asia, Australia and New Zealand ("APAC")	28	9	24
Total	98	32	81

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
We also occupy facilities containing sales, distribution, technical, warehouse or administrative functions at a number of locations in the U.S. and in many foreign countries/territories. Some of these facilities are located on the manufacturing sites that we own and some of these are leased. Stand-alone facilities of these types are generally leased. Our global headquarters is located in an owned property in Charlotte, North Carolina. For a list of those countries and territories outside of the U.S. where we have operations, see Global Scale and Market Access within “Competitive Strengths” in Item 1.
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
On January 14, 2020, a stockholder derivative lawsuit was filed in the United States District Court for the District of Delaware by an alleged stockholder of the Company, purportedly on the Company’s behalf. The suit was brought against certain of the Company’s current and former directors and officers and against the Company, as a nominal defendant. The complaint contains allegations against the individual defendants under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder similar to those in the class action complaint discussed above, as well as allegations of violations of Section 14(a) under the Exchange Act. The complaint also alleges breach of fiduciary duty, unjust enrichment and waste of corporate assets by the individual defendants for, among other things, failure to correct the alleged false and misleading statements, insider sales of the company’s stock, compensation benefiting from the alleged artificially inflated stock value, company repurchases of shares based on the alleged inflated stock value, and costs in connection with lawsuits and internal investigations. The complaint seeks unspecified damages for Sealed Air, restitution, and reformation and improvement of Sealed Air’s corporate governance and internal procedures regarding compliance with laws. The defendants moved to dismiss the complaint on December 3, 2021. That motion is currently being briefed and remains pending before the court.
The Company has received litigation demand letters from purported stockholders of the Company. In the letters, the stockholders alleged substantially the same wrongdoing as that alleged in the stockholder derivative lawsuit described above. The letters either demand that the Company file suit against the same current and former directors and officers as those named as defendants in that derivative lawsuit or indicate that the Company file suit against Ernst & Young, several of its current or former partners and the Company’s former CFO William Stiehl, as applicable. The Board of Directors is taking appropriate steps to consider these matters.
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.

Item 4. Mine Safety Disclosures
Not applicable.

Information About Our Executive Officers
The information appearing in the table below sets forth the current position or positions held by each of our executive officers, the officer’s age as of January 31, 2022, the year in which the officer was first elected to the position currently held with us and the year in which such person was first elected an officer. All of our officers serve at the pleasure of the Board of Directors.
There are no family relationships among any of our executive officers or directors.

Name and Current Position	Age as of January 31, 2022	First Elected to Current Position	First Elected an Executive Officer
Edward L. Doheny II President and Chief Executive Officer	59	2018	2017
Christopher J. Stephens, Jr. Senior Vice President, Chief Financial Officer	57	2021	2021
Emile Z. Chammas Senior Vice President, Chief Operating Officer	53	2022	2010
Sergio A. Pupkin Senior Vice President, Chief Growth & Strategy Officer	56	2021	2020
Susan C. Edwards(1) Vice President, Chief Human Resources Officer	59	2019	2019
Angel S. Willis Vice President, General Counsel & Secretary	51	2019	2020
Michael A. Leon Chief Accounting Officer and Controller	41	2018	2018

(1) Effective April 1, 2022, Ms. Edwards will retire as Vice President, Chief Human Resources Officer.
Mr. Doheny joined the Company as Chief Operating Officer and CEO-Designate in September 2017 and was elected a Director of Sealed Air Corporation. He became President and CEO effective January 1, 2018. Prior to joining the Company in September 2017, Mr. Doheny served as President and Chief Executive Officer and a Director of Joy Global Inc., a manufacturer and servicer of high productivity mining equipment, from 2013 through 2017. Mr. Doheny also served as Executive Vice President of Joy Global and President and Chief Operating Officer of its Underground Mining Machinery business from 2006 to 2013, where he had global responsibility for the company's underground mining machinery business. Prior to joining Joy Global, Mr. Doheny had a 21-year career with Ingersoll Rand Corporation holding a series of senior executive positions of increasing responsibility, including President of Industrial Technologies from 2003 to 2005 and President of the Air Solutions Group from 2000 to 2003.
Mr. Stephens joined the Company as Senior Vice President and Chief Financial Officer-Designate effective January 1, 2021 and became the Chief Financial Officer on February 26, 2021. Previously, he had served as Senior Vice President, Finance and Chief Financial Officer, of Barnes Group Inc. since January 2009. Barnes Group Inc. is a global provider of engineered products, technologies and solutions to a range of industries including aerospace, transportation, manufacturing, automation and packaging. Prior his role at Barnes Group, Mr. Stephens held key leadership roles at Honeywell International, serving as President of the Consumer Products Group from 2007 to 2008, and Vice President and Chief Financial Officer of Honeywell Transportation Systems from 2003 to 2007. Prior to Honeywell, he held roles with increasing responsibility at The Boeing Company, serving as Vice President and General Manager, Boeing Electron Dynamic Devices; Vice President, Business Operations, Boeing Space and Communications; and Vice President and Chief Financial Officer, Boeing Satellite Systems.
Mr. Chammas was named Senior Vice President and Chief Operating Officer in 2022. He joined the Company in 2010 and had served as Senior Vice President, Chief Transformation and Manufacturing/Supply Chain Officer since 2019. Mr. Chammas leads the global procurement and manufacturing organizations with a focus on SEE Operational Excellence across the Company. He also served as Chief Transformation Officer, reflecting his company-wide leadership of the Reinvent SEE business transformation, and oversees the global IT organization. From 2010 to 2019, Mr. Chammas served as Senior Vice President and Chief Supply Chain Officer. Prior to joining the Company, Mr. Chammas was Vice President, Worldwide Supply Chain, for the Wm. Wrigley Jr. Company, a confectionery company, from 2008 through 2010, and served in management positions of increasing responsibility in supply chain, operations and procurement with the Wm. Wrigley Jr. Company from 2002 through 2008.

Mr. Pupkin was promoted to Senior Vice President, Chief Growth & Strategy Officer in 2021. He was previously named Vice President and Chief Growth & Strategy Officer and appointed an executive officer of the Company in 2020. In his current role, he is responsible for corporate strategy, global mergers and acquisitions, innovation and development, global marketing, brand communications and our digital business, including e-commerce and SealedAir.com. Prior to his current role, Mr. Pupkin became Chief Strategy Officer in 2019 and served as Vice President, Corporate Strategy, Mergers and Acquisitions from 2016 to 2019. From 2011 to 2016 Mr. Pupkin held leadership positions in our former Diversey Care segment and joined Sealed Air in 2011 as a result of the Diversey acquisition. At the time of the acquisition, Mr. Pupkin had over 14 years of increasing responsibility in strategic marketing, business development, sales, and general management for Diversey, Inc. and predecessor companies.
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
Ms. Willis joined the Company in 2019 as Vice President, General Counsel and Secretary. She was appointed as an executive officer of the Company in 2020. Prior to joining Sealed Air, Ms. Willis served as Vice President & Deputy General Counsel at Ingersoll Rand. In that role, she led the legal aspects of strategic transactions such as mergers and acquisitions and all legal affairs for Europe, Middle East, India and Africa. Overall, Ms. Willis held numerous legal roles with broad scope supporting commercial business units, functions and regions at Ingersoll Rand from 2005 through 2018. Prior to joining Ingersoll Rand, Ms. Willis was Corporate Counsel at Cummins, Inc. and Associate at Ice Miller, LLP.
Mr. Leon was appointed as Chief Accounting Officer and Controller in 2018. Prior to the appointment, he served as the Company’s Assistant Corporate Controller since December 2014. Before joining the Company in 2014, Mr. Leon held various accounting and finance positions with increasing levels of responsibilities at a Big 4 public accounting firm and at several diversified global manufacturing companies, including SPX Corporation from 2012 to 2014, and United Technologies Corporation and its predecessor company, Goodrich Corporation, from 2006 to 2012. He has extensive financial and accounting experience, including financial reporting, financial planning and analysis, mergers and acquisitions, and internal audit, among others.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock is listed on the New York Stock Exchange with the trading symbol SEE. As of February 15, 2022, there were approximately 2,967 holders of record of our common stock.
Common Stock Performance Comparisons
The following graph shows, for the five years ended December 31, 2021, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2016 in our common stock. The graph compares this return (“SEE”) with that of comparable investments assumed to have been made on the same date in: (a) the Standard & Poor’s 500 Stock Index (“Composite S&P 500”) and (b) a market capitalization-weighted self-constructed peer group (“Peer Group”).
The Peer Group includes Sealed Air and the following companies: AptarGroup, Inc.; Ashland Global Holdings Inc.; Avery Dennison Corporation; Avient Corporation; Axalta Coating Systems Ltd.; Ball Corporation; Berry Global Group, Inc.; Celanese Corporation; Crown Holdings, Inc.; Graphic Packaging Holding Company; Greif, Inc.; H.B. Fuller Company; Owens-Illinois, Inc.; Packaging Corporation of America; Silgan Holdings Inc.; and Sonoco Products Company. The Peer Group is consistent with the peer companies used by the Organization and Compensation Committee of our Board of Directors (“O&C Committee”) in connection with certain aspects of our executive compensation programs. The O&C Committee includes companies primarily in the materials sector that are comparable to Sealed Air based on sales, number of employees, and market capitalization.
Total return for each assumed investment assumes the reinvestment of all dividends on December 31 of the year in which the dividends were paid.

5 Year Compound Annual Growth Rate
SEE: 9.8%
Composite S&P 500: 18.3%
Peer Group: 13.9%

250.00
200.00
150.00
100.00
50.00
0.00
2016
2017
2018
2019
2020
2021
SEE
Composite S&P 500
Peer Group

Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended December 31, 2021, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of September 30, 2021				$970,088,842
October 1, 2021 through October 31, 2021	1,232,015	$56.82	1,232,015	900,090,020
November 1, 2021 through November 30, 2021	146	$—	—	900,090,020
December 1, 2021 through December 31, 2021	58,280	$62.66	58,280	896,438,119
Total	1,290,441		1,290,295	$896,438,119
(1)On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This program has no expiration and replaces the previous authorization. From time to time we acquire shares by means of (i) open-market transactions, including through plans complying with Rule 10b5-1 under the Exchange Act, and privately negotiated transactions, including accelerated share repurchase programs, pursuant to our publicly announced program described above and (ii) shares withheld from awards under our Omnibus Incentive Plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan. We report price calculations in column (b) in the table above only for shares purchased as part of our share repurchase program. For shares withheld for tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value.

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column “a”
	(a)	(b)
October 2021	—	$—
November 2021	146	$62.92
December 2021	—	$—
Total	146

Item 6. [Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results
of Operations
The information in this MD&A should be read together with our Consolidated Financial Statements and related notes set forth in Part II, Item 8, as well as the discussion included in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts.
Business Overview and Reportable Segments
Sealed Air Corporation (“SEE”, “Sealed Air”, or the “Company”, also referred to as “we”, “us”, or “our”) is a leading global provider of packaging solutions integrating high-performance materials, automation, equipment and services. SEE designs and delivers packaging solutions that protect goods, preserve food, automate packaging processes, enable e-commerce and digital connectivity for packaged goods. Our packaging solutions are designed to help our customers automate their operations to be increasingly touchless and more resilient, safer, less wasteful, and enhance brand engagement with consumers. We deliver our packaging solutions to an array of end markets including fresh proteins, foods, fluids, medical and healthcare, e-commerce, logistics and omnichannel fulfillment operations, and industrials. Our portfolio of solutions includes leading brands such as CRYOVAC® brand food packaging, SEALED AIR® brand protective packaging, AUTOBAG® brand automated packaging, BUBBLE WRAP® brand packaging and SEE Automation™ solutions.
The Company’s Food and Protective segments are considered reportable segments under FASB ASC Topic 280. Our reportable segments are aligned with similar groups of products and customers. Corporate includes certain costs that are not allocated to the reportable segments. See Note 6, “Segments,” for additional information.
As of January 1, 2021, we consolidated the reporting of the North America and South America geographic regions, which are now collectively presented as Americas within discussion and analysis of our financial condition and results of operations. No changes were made to EMEA or APAC.
We employ sales, marketing and customer service personnel throughout the world who sell and market our products to and through a widespread distribution network, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, food service businesses, supermarket retailers, lodging, retail pharmaceutical companies, healthcare facilities, medical device manufacturers, and other manufacturers. We generally do not impose annual minimum purchase volume requirements on our distributors. Product returns from our distributors in 2021 were not material. In 2021, 2020 or 2019, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales.
On a consolidated basis, there normally is minimal seasonality in the business, with net sales slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter. Our consolidated results of operations typically trend directionally the same as our net sales seasonality. In 2021, however, our pricing actions in response to raw material price increases and other inflationary pressures, including freight and labor costs, resulted in a higher portion of net sales in the second half compared to prior years. We expect that net sales and earnings may continue to be impacted by the timing of our pricing actions in response to future fluctuations of raw material costs and other inflationary pressures. Approximately one-third of Food's sales are subject to formula based pricing, predominantly within North America and APAC, which lags raw material cost movement by approximately six months, on average. Additionally, changes in end-consumer behavior, such as an increase in e-commerce sales, or temporary social distancing restrictions due to COVID-19 or other factors, have in the past impacted the timing and seasonality of results of operations.
Cash flow from operations tends to be lower in the first quarter and higher in the fourth quarter, reflecting seasonality of sales and working capital changes, including the timing of certain annual incentive compensation payments. During 2021, the Company generated $510 million in cash flow from operations in the second half, compared to $200 million in the first half of 2021. The proportion of cash generated in the second half of the year was relatively consistent with 2020.
The extent and timing of our results of operations may be difficult to predict if significant one-time transactions, events or non-recurring charges were to impact our business.
Competition for most of our packaging products is based primarily on packaging performance characteristics, automation, sustainability-related characteristics of the materials, service, and price. Since competition is also based upon innovations in packaging technology, we maintain ongoing research and development programs to enable us to maintain technological leadership. Competition is both global and regional in scope and includes numerous smaller, local competitors with limited product portfolios and geographic reach.

Our net sales are sensitive to developments in our customers’ business or market conditions, changes in the global economy, and the effects of foreign currency translation. Our costs can vary materially due to changes in input costs, including petrochemical-related costs (primarily resin costs), which are not within our control. Consequently, our management focuses on reducing those costs that we can control and using petrochemical-based and other raw materials efficiently. We also believe that our global presence helps to mitigate the impact of localized changes in business conditions.
We manage our businesses with a strategic capital allocation mindset to create economic value. We are making investments to create value while generating operating cash flow that will permit us to continue to spend on innovative research and development and to invest in our business by means of capital expenditures for property, equipment and acquisitions. Moreover, we expect that our ability to generate substantial operating cash flow should provide us with the flexibility to repay debt and to return capital to our stockholders.
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
The non-U.S. GAAP financial metrics exclude certain specified items (“Special Items”), including restructuring charges and restructuring associated costs, adjustments in the valuation of our "SEE Ventures" portfolio (which may include debt or equity investments), certain transactions and other charges related to acquisitions and divestitures, gains and losses related to acquisitions and divestitures, special tax items or tax benefits (collectively, “Tax Special Items”) and certain other items. We evaluate unusual or Special Items on an individual basis. Our evaluation of whether to exclude an unusual or special item for purposes of determining our non-U.S. GAAP financial measures considers both the quantitative and qualitative aspects of the item, including among other things (i) its nature, (ii) whether or not it relates to our ongoing business operations, and (iii) whether or not we expect it to occur as part of our normal business on a regular basis.
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
The following table shows a reconciliation of U.S. GAAP Net Earnings from continuing operations to non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations:

	Year Ended December 31,
(In millions)	2021	2020	2019
Net earnings from continuing operations	$491.2	$484.1	$293.7
Interest expense, net	167.8	174.4	184.1
Income tax provision	225.0	142.1	76.6
Depreciation and amortization, net of adjustments(1)	232.2	216.5	184.5
Special Items:
Restructuring charges	14.5	11.0	41.9
Other restructuring associated costs	16.5	19.5	60.3
Foreign currency exchange loss due to highly inflationary economies	3.6	4.7	4.6
Loss on debt redemption and refinancing activities	18.6	—	16.1
Increase in fair value of equity investments	(6.6)	(15.1)	—
Impairment of debt investment	8.0	—	—
Charges related to acquisition and divestiture activity	2.6	7.1	14.9
Charges related to the Novipax settlement agreement	—	—	59.0
Gain on sale of Reflectix	(45.3)	—	—
Other Special Items	3.5	6.8	29.1
Pre-tax impact of Special Items	15.4	34.0	225.9
Non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations	$1,131.6	$1,051.1	$964.8

(1)Includes depreciation and amortization adjustment of $(0.8) million for the year ended December 31, 2019.
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

	Year Ended December 31,
	2021		2020		2019
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
U.S. GAAP net earnings and diluted EPS from continuing operations(1)	$491.2	$3.22	$484.1	$3.10	$293.7	$1.89
Special Items(2)	49.6	0.33	14.3	0.09	145.0	0.93
Non-U.S. GAAP adjusted net earnings and adjusted diluted EPS from continuing operations	$540.8	$3.55	$498.4	$3.19	$438.7	$2.82
Weighted average number of common shares outstanding – Diluted		152.4		156.0		155.2

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
The following table shows our calculation of the non-U.S. GAAP Adjusted income tax rate:

	Year Ended December 31,
(In millions, except per share data)	2021	2020	2019
U.S. GAAP Earnings before income tax provision from continuing operations	$716.2	$626.2	$370.3
Pre-tax impact of Special Items	15.4	34.0	225.9
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$731.6	$660.2	$596.2

U.S. GAAP Income tax provision from continuing operations	$225.0	$142.1	$76.6
Tax Special Items(1)	(31.9)	12.1	25.5
Tax impact of Special Items(2)	(2.3)	7.6	55.4
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$190.8	$161.8	$157.5

U.S. GAAP Effective income tax rate	31.4%	22.7%	20.7%
Non-U.S. GAAP Adjusted income tax rate	26.1%	24.5%	26.4%

(1)For the year ended December 31, 2021, Tax Special Items reflect interest and other adjustments to existing unrecognized tax positions and deferred tax revaluations associated with legislative changes and administrative interpretations to enacted statutes. For the year ended December 31, 2020, Tax Special Items reflect net benefits from audit settlements and retroactive application of new GILTI regulations, offset by withholding expense related to cash repatriation initiatives. For the year ended December 31, 2019, Tax Special Items reflect net benefits from tax optimization initiatives and research and development credits.
(2)The tax rate used to calculate the tax impact of Special Items is based on the jurisdiction in which the item was recorded.

Organic and Constant Dollar Measures
In our “Net Sales by Geographic Region,” “Net Sales by Segment” and in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar”, and we exclude acquisitions in the first year after closing, divestiture activity from the time of sale, and the impact of foreign currency translation when presenting net sales information, which we define as “organic.” Changes in net sales excluding the impact of foreign currency translation and/or acquisition and divestiture activity are non-U.S. GAAP financial measures. As a worldwide business, it is important that we consider the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot control changes in foreign currency exchange rates. Consequently, when our management analyzes our financial results including performance metrics such as sales, cost of sales or selling, general and administrative expense, to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our current period results at prior period foreign currency exchange rates. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, our management believes that these presentations are useful internally and may be useful to investors.
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
Refer to the specific tables presented later in our Management’s Discussion and Analysis of Financial Condition and Results of Operations under Analysis of Historical Cash Flow for reconciliations of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP measure.
Net Debt
In addition to total debt, we use Net Debt, which we define as total debt less cash and cash equivalents, as a useful measure of our total debt exposure. Net Debt is not defined under U.S. GAAP. Therefore, Net Debt should not be considered a substitute for amounts owed to creditors or other balance sheet information prepared in accordance with U.S. GAAP, and it may not be comparable to similarly titled measures used by other companies.
Refer to the specific tables presented later in our Management’s Discussion and Analysis of Financial Condition and Results of Operations under Outstanding Indebtedness for reconciliations of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP measures.
Executive Summary for 2021
Throughout 2021, we continued to focus on executing our strategies to drive growth through automation, digital, and sustainability solutions. Despite challenges, including the on-going COVID-19 pandemic, supply chain and raw material disruptions, and a tight labor market, SEE continued to work collaboratively across functions and countries. Net sales and net earnings grew in the current year, as we continued to deliver for our customers.
Automation - Since launching our SEE Automation Solutions strategy in 2020, we have experienced growth in equipment sales. We aim to solve our customers’ automation needs while creating significant return on their investments through savings and increased productivity. With SEE Automation, we are taking an integrated solutions approach and looking for opportunities to help customers eliminate waste, simplify processes, remove people from harm's way and drive 'touchless' operations.
Digital - We have launched the MySEE digital e-commerce platform to make doing business with SEE easier and more efficient. We are investing in automation and digital technologies that enhance performance, efficiency and monitoring in customers’ and our own operations. We are developing smart packaging that can enable traceability and deliver digital content. We are investing in digital printing to drive customer savings, generate demand and enhance brand image and shelf impact.
Sustainability - Sustainability is embedded in our purpose and vision. We are designing high-performance packaging materials with recyclability in mind, to make sustainability more affordable, and to create a pathway for a circular economy.
We strive to deploy a purpose driven capital allocation strategy. As part of that strategy we invest and acquire to meet our strategic priorities. On November 1, 2021, the Company completed the sale of Reflectix, Inc. (“Reflectix”), a non-strategic business within the Protective reporting segment that sells reflective insulation solutions. The business was sold for $82.5 million in cash proceeds. We recorded a $45 million pre-tax gain on the sale of Reflectix, within Gain (Loss) on sale of businesses and property and equipment on the Consolidated Statements of Operations.
Throughout 2021, we continued to invest in disruptive technologies and innovations through our SEE Ventures initiative. For the year ended December 31, 2021, we invested $18 million in strategic equity and debt instruments.
We continue to execute our Reinvent SEE business transformation, focused on the 4P'SSM: Performance, People + Digital, Platforms, Processes and Sustainability. During the year, the Reinvent SEE business transformation delivered incremental Adjusted EBITDA benefits of $64 million. The restructuring component of the Reinvent SEE business transformation is now expected to conclude by mid-2022. The capabilities, operational disciplines, and governance processes established through the Reinvent SEE business transformation are embedded in our on-going continuous improvement system and demonstrating sustained results. For the year ended December 31, 2021, we incurred approximately $31 million, or $23 million net of tax, in restructuring and restructuring associated charges primarily related to our Reinvent SEE business transformation initiatives. Cash payments, including restructuring payments, primarily related to our Reinvent SEE business transformation, were $28 million. See Note 12, “Restructuring Activities,” for additional details regarding each of the Company’s restructuring programs.
Supply Chain Disruptions and Raw Material Price Increases
Throughout 2021, the Company experienced supply chain disruptions and sharp raw material price increases resulting from various factors including general inflationary pressure, limited availability of certain raw materials, global transportation disruptions and natural disasters such as Winter Storm Uri in February 2021. In addition to higher raw material costs, we have incurred higher freight costs associated with the sourcing and movement of raw materials due to overall tight market conditions. As a result, cost of sales increased from 67.2% of sales to 69.6% of sales during the year ended December 31, 2021, as compared to the prior year.
The Company implemented price increases throughout the year. The associated timing lag on these increases and formula-based pricing has resulted in compressed gross margins (defined as the gross profit divided by net sales) during the year ended December 31, 2021. On average, our formula-based pricing lags raw material cost movement by approximately six months. Approximately one-third of Food's sales are subject to formula-based pricing, predominantly within the Americas and APAC. Formula-based pricing does not comprise a significant portion of sales in our Protective segment.
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
Refer to Part I, Item 1A, “Risk Factors,” for information concerning operational risks, including customer responses to price increases, raw material pricing and availability.
Impact of COVID-19
The COVID-19 pandemic, including the outbreak of variants such as Delta and Omicron, and the related containment and mitigation measures that have been put into place across the globe, have had and may continue to have an adverse impact on the global economy and our business.
We continue to monitor the impact that COVID-19 has on all aspects of our business and geographies, including the impact on our employees, customers, suppliers, business partners and distribution channels.

We and some of our customers have experienced facility shutdowns or reductions in operations during the pandemic. The outbreak of recent variants has adversely impacted staffing levels in our operations as affected employees recover from illness or contagious periods.
Our diverse end-markets and geographies continue to experience varying degrees of impact from COVID-19. The food service market, including restaurants, entertainment venues and hotels, experienced higher activity in 2021 as compared to the prior year when it was more adversely impacted by government mandated shut-downs and social distancing measures. This resulted in year-over-year volume growth for many of our products that support this market. Protective experienced year-over-year volume increases in 2021, particularly within industrial segments, as economies continued to reopen.
However, the environment remains volatile, and we cannot predict the future impacts of the pandemic on our business and the markets we serve. Government agencies may impose future restrictions on commercial activities to limit the spread of the virus, including new variants. Future developments of the pandemic, including future spikes or areas of significant regional spread, may cause uneven impacts to our geographies around the world.
The health and safety of SEE’s employees, suppliers and customers globally continues to be the Company’s top priority. Safety measures remain in place at our sites such as: enhanced cleaning procedures, employee temperature checks, use of personal protective equipment for location-dependent workers, social distancing measures within operating sites, and remote/flexible work arrangements for non-location dependent employees.
In remote working environments, we continue our efforts to mitigate information technology risks including failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks and security breaches of our networks or systems. Additionally, we continue to execute all activities related to our internal control over financial reporting in remote working environments. There has not been any change in our internal control over financial reporting during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
See Part I, Item 1A, “Risk Factors,” above for additional risks related to the COVID-19 pandemic.
Current Trends and Forward Looking Expectations
We expect overall demand for our solutions will continue to be strong in 2022. We expect sales for our automated solutions and digital offerings, as well as sales through our online enterprise digital commerce channel, to continue to increase, as we execute on our growth strategies. We expect disciplines developed through our Reinvent SEE business transformation to continue to transform into our on-going continuous improvement program, SEE Operating Engine, driving operational efficiencies and benefits in 2022 and beyond.
However, supply chain disruptions and raw material availability will continue to pose challenges. We will continue to leverage our global supply network, although we expect continued higher freight costs and possible delays in our operations. Overall, we expect higher raw materials costs in 2022 in addition to higher non-material costs and labor inflation. In addition, inflation, labor challenges, the impact of COVID-19, and overall supply chain disruptions are expected to continue to impact our business in 2022.
In the future some of SEE's products will be subject to a tax on certain plastics, which is currently scheduled to go into effect in 2022 in the United Kingdom and other European countries in 2023. While we expect to pass through the plastics tax, there is no guarantee that we will be able to recover the impact of plastic taxes from our customers. Not all of our products are subject to the tax, as the tax is dependent on various factors including, weight, gauge, material recyclability and recycled content, among other factors. Even if we were not successful in passing through the expense, we do not believe the impact of the plastic taxes, as planned to go in effect in 2022 or 2023, would have a material impact on our results of operations. However, the impact of legislation or tax policies that may be amended or proposed and passed in the future is unknown. We maintain programs designed to comply with laws and regulations and to monitor their evolution.

Highlights of Financial Performance
Below are the highlights of our financial performance for the three years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,			% Change
(In millions, except per share amounts)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net sales	$5,533.8	$4,903.2	$4,791.1	12.9%	2.3%
Gross profit	$1,680.9	$1,609.3	$1,564.8	4.4%	2.8%
As a % of net sales	30.4%	32.8%	32.7%
Operating profit	$900.9	$788.1	$578.5	14.3%	36.2%
As a % of net sales	16.3%	16.1%	12.1%
Net earnings from continuing operations	$491.2	$484.1	$293.7	1.5%	64.8%
Gain (Loss) on sale of discontinued operations, net of tax	15.6	18.8	(30.7)	(17.0)%	#
Net earnings	$506.8	$502.9	$263.0	0.8%	91.2%
Basic:
Continuing operations	$3.26	$3.12	$1.90	4.5%	64.2%
Discontinued operations	0.10	0.12	(0.20)	(16.7)%	#
Net earnings per common share - basic	$3.36	$3.24	$1.70	3.7%	90.6%
Diluted:
Continuing operations	$3.22	$3.10	$1.89	3.9%	64.0%
Discontinued operations	0.10	0.12	(0.20)	(16.7)%	#
Net earnings per common share - diluted	$3.32	$3.22	$1.69	3.1%	90.5%
Weighted average number of common shares outstanding:
Basic	150.9	155.2	154.3
Diluted	152.4	156.0	155.2
Non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations(1)	$1,131.6	$1,051.1	$964.8	7.7%	8.9%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$3.55	$3.19	$2.82	11.3%	13.1%

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
Foreign Currency Translation Impact on Consolidated Financial Results
Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. Historically, the most significant currencies that have impacted the translation of our consolidated financial results are the euro, the Australian dollar, the British pound, the Canadian dollar, the Chinese Renminbi, the Mexican peso, the Brazilian real and the New Zealand dollar.
The following table presents the approximate favorable or (unfavorable) impact that foreign currency translation had on certain components of our consolidated financial results:

(In millions)	2021 vs. 2020	2020 vs. 2019
Net sales	$67.9	$(81.8)
Cost of sales	(48.6)	60.0
Selling, general and administrative expenses	(9.2)	5.6
Net earnings	9.0	(8.7)
Non-U.S. GAAP Adjusted EBITDA	13.1	(15.6)

Net Sales by Geographic Region
The following tables present the components of the change in net sales by geographic region for the year ended December 31, 2021 compared with 2020 and for the year ended December 31, 2020 compared with 2019.

(In millions)	Americas(1)		EMEA		APAC		Total
2020 Net Sales	$3,135.6	64.0%	$1,031.6	21.0%	$736.0	15.0%	$4,903.2	100.0%

Price	262.4	8.4%	26.7	2.6%	7.2	1.0%	296.3	6.0%
Volume(2)	139.9	4.4%	100.3	9.7%	33.6	4.5%	273.8	5.6%
Total organic change (non-U.S. GAAP)	402.3	12.8%	127.0	12.3%	40.8	5.5%	570.1	11.6%
Divestiture	(7.4)	(0.2)%	—	—%	—	—%	(7.4)	(0.1)%
Total constant dollar change (non-U.S. GAAP)	394.9	12.6%	127.0	12.3%	40.8	5.5%	562.7	11.5%
Foreign currency translation	(8.2)	(0.3)%	41.4	4.0%	34.7	4.7%	67.9	1.4%
Total change (U.S. GAAP)	386.7	12.3%	168.4	16.3%	75.5	10.2%	630.6	12.9%

2021 Net Sales	$3,522.3	63.6%	$1,200.0	21.7%	$811.5	14.7%	$5,533.8	100.0%

(In millions)	Americas(1)		EMEA		APAC		Total
2019 Net Sales	$3,061.9	63.9%	$1,010.4	21.1%	$718.8	15.0%	$4,791.1	100.0%

Price	(1.5)	—%	1.7	0.2%	(1.0)	(0.1)%	(0.8)	—%
Volume(2)	25.6	0.8%	(14.8)	(1.5)%	11.5	1.6%	22.3	0.4%
Total organic change (non-U.S. GAAP)	24.1	0.8%	(13.1)	(1.3)%	10.5	1.5%	21.5	0.4%
Acquisition	133.8	4.4%	33.0	3.3%	5.6	0.7%	172.4	3.6%
Total constant dollar change (non-U.S. GAAP)	157.9	5.2%	19.9	2.0%	16.1	2.2%	193.9	4.0%
Foreign currency translation	(84.2)	(2.8)%	1.3	0.1%	1.1	0.2%	(81.8)	(1.7)%
Total change (U.S. GAAP)	73.7	2.4%	21.2	2.1%	17.2	2.4%	112.1	2.3%

2020 Net Sales	$3,135.6	64.0%	$1,031.6	21.0%	$736.0	15.0%	$4,903.2	100.0%

(1)As of January 1, 2021, we consolidated the reporting of the North America and South America geographic regions, which are now collectively presented as Americas. No changes were made to EMEA or APAC. This change has no impact on our prior period consolidated results and is only the aggregation of the previously bifurcated continents. Prior periods have been retrospectively adjusted to reflect the new geographic regions.
(2)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.

Net Sales by Segment
The following tables present the components of change in net sales by our segment reporting structure for the year ended December 31, 2021 compared with 2020, and for the year ended December 31, 2020 compared with 2019.

(In millions)	Food		Protective		Total Company
2020 Net Sales	$2,825.5	57.6%	$2,077.7	42.4%	$4,903.2	100.0%

Price	141.9	5.0%	154.4	7.5%	296.3	6.0%
Volume(1)	113.1	4.0%	160.7	7.7%	273.8	5.6%
Total organic change (non-U.S. GAAP)	255.0	9.0%	315.1	15.2%	570.1	11.6%
Divestiture	—	—%	(7.4)	(0.4)%	(7.4)	(0.1)%
Total constant dollar change (non-U.S. GAAP)	255.0	9.0%	307.7	14.8%	562.7	11.5%
Foreign currency translation	32.3	1.2%	35.6	1.7%	67.9	1.4%
Total change (U.S. GAAP)	287.3	10.2%	343.3	16.5%	630.6	12.9%

2021 Net Sales	$3,112.8	56.3%	$2,421.0	43.7%	$5,533.8	100.0%

(In millions)	Food		Protective		Total Company
2019 Net Sales	$2,880.5	60.1%	$1,910.6	39.9%	4,791.1	100.0%

Price	14.2	0.5%	(15.0)	(0.8)%	$(0.8)	—%
Volume(1)	6.6	0.2%	15.7	0.8%	22.3	0.4%
Total organic change (non-U.S. GAAP)	20.8	0.7%	0.7	—%	21.5	0.4%
Acquisitions	6.5	0.2%	165.9	8.7%	172.4	3.6%
Total constant dollar change (non-U.S. GAAP)	27.3	0.9%	166.6	8.7%	193.9	4.0%
Foreign currency translation	(82.3)	(2.8)%	0.5	—%	(81.8)	(1.7)%
Total change (U.S. GAAP)	(55.0)	(1.9)%	167.1	8.7%	112.1	2.3%

2020 Net Sales	$2,825.5	57.6%	$2,077.7	42.4%	$4,903.2	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
Food
2021 compared with 2020
As reported, net sales increased $287 million, or 10%, in 2021 compared with 2020. Foreign currency had a positive impact of $32 million. On a constant dollar basis, net sales increased $255 million, or 9%, in 2021 compared with 2020 primarily due to the following:
•favorable pricing of $142 million, primarily in the Americas, due to pricing actions and the impact of formula-based pricing to offset rising costs on inputs, non-material components, and labor; and
•higher volumes of $113 million, with increases across all regions, on higher demand in the food service industries and increased automated equipment sales.
2020 compared with 2019
As reported, net sales decreased $55 million, or 2% in 2020 compared with 2019. Foreign currency had a negative impact of $82 million. On a constant dollar basis, net sales increased $27 million, or 1% in 2020 compared with 2019 primarily due to the following:
•favorable pricing of $14 million, primarily in the Americas, driven by U.S. dollar-based indexed pricing in South America, partially offset by formula-based pricing declines in North America;

•higher volumes of $7 million, primarily driven by increased demand for retail protein packaging and equipment sales, partially offset by a decline in global food service sales driven by COVID-19 stay-at-home restrictions; and
•contributions from acquisition activities of approximately $7 million.
Protective
2021 compared with 2020
As reported, net sales increased $343 million, or 17%, in 2021 compared with 2020. Foreign currency had a positive impact of approximately $36 million. On a constant dollar basis, net sales increased $308 million, or 15% in 2021 compared with 2020 primarily due to the following:
•higher volumes of $161 million, with increases across all regions on higher industrial segment demand, strength in automated equipment and continued momentum in fulfillment;
•favorable pricing of $154 million, primarily in the Americas, due to price actions to offset rising costs on inputs, non-material components, and labor; and
•a decrease of $7 million due to the divestiture of Reflectix in November 2021.
2020 compared with 2019
As reported, net sales increased $167 million, or 9%, in 2020 compared with 2019. The impact of foreign currency translation during the year was negligible. On a constant dollar basis, net sales increased $167 million, or 9% in 2020 compared with 2019 primarily due to the following:
•the contribution of $166 million in sales from the Automated Packaging Systems acquisition through July 2020, which was the 12 month anniversary of the acquisition;
•higher volumes of $16 million, primarily in Americas and APAC due to increased demand in e-commerce, fulfillment and automated equipment, partially offset by global softness in industrial end-markets due to COVID-19; and
•unfavorable pricing of $15 million, primarily in Americas.
Cost of Sales
Cost of sales for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,			% Change
(In millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net sales	$5,533.8	$4,903.2	$4,791.1	12.9%	2.3%
Cost of sales	3,852.9	3,293.9	3,226.3	17.0%	2.1%
As a % of net sales	69.6%	67.2%	67.3%

2021 compared with 2020
As reported, cost of sales increased by $559 million, or 17.0%, in 2021 as compared to 2020. Cost of sales was impacted by unfavorable foreign currency translation of $49 million. As a percentage of net sales, cost of sales increased by 240 basis points, from 67.2% in 2020 to 69.6% in 2021, primarily due to higher input costs resulting from raw material price increases and higher freight costs associated with global supply chain disruptions. Additionally, labor inflation negatively impacted cost of sales. Higher input, labor and freight costs were partially offset by productivity improvements resulting from our Reinvent SEE business transformation initiatives and the benefit of higher volumes on fixed cost components.
2020 compared with 2019
As reported, cost of sales increased by $68 million, or 2.1%, in 2020 as compared to 2019. Cost of sales was impacted by favorable foreign currency translation of $60 million. As a percentage of net sales, cost of sales decreased by 10 basis points, from 67.3% in 2019 to 67.2% in 2020, primarily due to productivity improvements resulting from our Reinvent SEE business transformation initiatives and lower input costs during the year. Improvements were partially offset by the impact of inflationary cost increases including non-material and labor costs and additional expenses, related to COVID-19, higher employment costs and incremental freight due to sourcing changes along with other higher manufacturing related costs.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the years ended December 31, 2021, 2020 and 2019 are included in the table below.

	Year Ended December 31,			% Change
(In millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Selling, general and administrative expenses	$772.4	$773.7	$913.3	(0.2)%	(15.3)%
As a % of net sales	14.0%	15.8%	19.1%
2021 compared with 2020
As reported, SG&A expenses decreased $1 million in 2021 as compared to 2020. SG&A expenses were impacted by unfavorable foreign currency translation of $9 million. On a constant dollar basis, SG&A expenses decreased approximately $10 million, or 1%. The decrease in SG&A expenses was primarily the result of lower cash-based incentive compensation expense due to the achieved payout relative to the prior year and benefits from actions associated with our Reinvent SEE business transformation. Additionally, one-time or non-recurring items charged to SG&A were lower in 2021 as compared to 2020, primarily due to lower expenses associated with acquisition and divestiture activity and lower restructuring associated items in support of our Reinvent SEE business transformation. Lower expenses resulting from these items were partially offset by labor inflation.
2020 compared with 2019
As reported, SG&A expenses decreased $140 million, or 15%, in 2020 as compared to 2019. SG&A expenses were impacted by favorable foreign currency translation of $6 million. On a constant dollar basis, SG&A expenses decreased approximately $134 million, or 15%. The decrease was primarily driven by a $59 million charge related to a settlement agreement with Novipax in 2019, as well as lower restructuring associated costs and lower professional service fees, including legal fees, associated with Special Items. Travel and entertainment related expenses within SG&A were $19 million lower in 2020 compared to the prior year, primarily resulting from COVID-19 stay-at-home orders and travel restrictions. SG&A also benefited from reductions driven by our Reinvent SEE business transformation, including restructuring associated savings. These improvements were partially offset by the impact of higher incentive compensation expense and labor inflation.
Amortization Expense of Intangible Assets
Amortization expense of intangible assets for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,			% Change
(In millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Amortization expense of intangible assets	$38.8	$37.5	$28.9	3.5%	29.8%
As a % of net sales	0.7%	0.8%	0.6%
The increase in amortization expense of intangibles in 2021 was primarily due to an increase in amortization for capitalized software.
The increase in amortization expense of intangibles in 2020 was primarily due to an increase in amortization for capitalized software and the full year impact of intangible amortization associated with the acquisition of Automated Packaging Systems in August 2019.
See Note 5, “Divestiture and Acquisition Activity,” for additional details regarding the Company's recent acquisition activity.
Reinvent SEE Business Transformation and Restructuring Activities
See Note 12, “Restructuring Activities,” for additional details regarding the Company’s restructuring programs discussed below.
In December 2018 the Sealed Air Board of Directors approved a three-year restructuring program (the "Program") related to the Reinvent SEE business transformation. In December 2021, the Board of Directors approved a six-month extension of the program primarily in consideration of on-going initiatives, including those related to SEE's continued transformation to increase digital platforms and offerings. The six-month extension did not expand the authorized spend of the program of $220 million. We now expect the program to be substantially completed by June 30, 2022.
We expect the continuous improvement capabilities and governance processes established through Reinvent SEE will continue to transform the SEE Operating Engine, which is rooted in economic value add with the goal to drive profitable, above market organic growth and attractive returns on invested capital.
For the year ended December 31, 2021, the Program generated incremental cost benefits of $60 million related to reductions in operating costs, of which $19 million was related to restructuring actions, and $4 million in benefits related to actions impacting price/cost spread.
For the year ended December 31, 2020, the Program generated incremental cost benefits of $118 million. Of the incremental cost benefits in 2020, $104 million related to reductions in operating costs, of which $33 million was related to restructuring actions, and $14 million in benefits related to actions impacting price/cost spread.
The decrease in cost benefits generated by the Program in 2021, as compared to 2020, primarily relates to the timing of when Program initiatives were implemented and the year-over-year incremental cost benefits already realized by the Program.
For the year ended December 31, 2021, the Company incurred restructuring associated expenses of $17 million, which were primarily related to third party fees in support of the Reinvent SEE business transformation. For the year ended December 31, 2021, we recorded restructuring expense of $15 million.
Cash outlay for restructuring and restructuring related activities was $28 million during the year ended December 31, 2021, compared to $74 million during the year ended December 31, 2020. We expect cash outlay for restructuring and restructuring associated costs to be approximately $20 million to $25 million during the year ending December 31, 2022.
The actual timing of future costs and cash payments related to the Program described above are subject to change due to a variety of factors that may cause a portion of the costs, spending and benefits to occur later than expected. In addition, changes in foreign exchange rates may impact future costs, spending, benefits and cost synergies.
Interest Expense, net
Interest expense, net includes the interest expense on our outstanding debt, as well as the net impact of capitalized interest, interest income, the effects of terminated interest rate swaps and the amortization of capitalized senior debt issuance costs and credit facility fees, bond discounts, and terminated treasury locks.
Interest expense, net for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,			Change
(In millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Interest expense on our various debt instruments:
Term Loan A due August 2022(1)	$6.1	$8.8	$6.8	$(2.7)	$2.0
Term Loan A due July 2023(2)	2.6	4.9	8.5	(2.3)	(3.6)
Revolving credit facility due July 2023	1.4	1.4	1.4	—	—
6.50% Senior Notes due December 2020(3)	—	—	25.4	—	(25.4)
4.875% Senior Notes due December 2022(2)	16.3	21.6	21.5	(5.3)	0.1
5.25% Senior Notes due April 2023	23.2	23.2	23.1	—	0.1
4.50% Senior Notes due September 2023	21.9	21.2	20.7	0.7	0.5
5.125% Senior Notes due December 2024	22.5	22.4	22.4	0.1	—
5.50% Senior Notes due September 2025	22.4	22.4	22.4	—	—
1.573 % Senior Secured Notes due October 2026(2)	2.7	—	—	2.7	—
4.00% Senior Notes due December 2027(3)	17.5	17.5	1.7	—	15.8
6.875% Senior Notes due July 2033	31.1	31.3	31.1	(0.2)	0.2
Other interest expense	13.8	15.5	19.4	(1.7)	(3.9)
Less: capitalized interest	(6.8)	(5.6)	(8.4)	(1.2)	2.8
Less: interest income	(6.9)	(10.2)	(11.9)	3.3	1.7
Total	$167.8	$174.4	$184.1	$(6.6)	$(9.7)

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
(2)In September 2021, Sealed Air issued $600 million of 1.573% Senior Secured Notes due 2026. The proceeds were used to retire the Company's 4.875% Senior Notes due 2022 and to repay the U.S. dollar tranche of Term Loan A due 2023. See Note 14, “Debt and Credit Facilities,” for further details.
(3)In November 2019, the Company issued $425 million of 4.00% Senior Notes due 2027 and used the proceeds to retire the existing $425 million of 6.50% Senior Notes due 2020. See Note 14, "Debt and Credit Facilities," for further details.
Other (Expense) Income, net
Increase in fair value of equity investments
We hold strategic investments in other companies. As of December 31, 2021, these investments qualified and were accounted for under the measurement alternative, described in ASC 321, for equity investments that do not have readily determinable fair values. These investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. We do not exercise significant influence over these companies. For the years ended December 31, 2021 and 2020, we recorded an increase in the fair value of these investments of $7 million and $15 million, respectively. The increases in fair value during 2021 and 2020 were directly related to an additional round of equity issuance from certain investees, issued during the third quarter of 2021 and fourth quarter of 2020, respectively. We concluded that these increases were attributable to observable price changes in orderly transactions for a similar investment of the same issuer. See Note 16, "Fair Value Measurements, Equity Investments and Other Financial Instruments," for further details.
Impairment of debt investment
During the year ended December 31, 2021, SEE made investments totaling $8 million in another company's convertible debt. The investments were made for strategic purposes as part of the SEE Ventures initiative. The principal and interest were due to Sealed Air in 2022. Alternatively, the debt was convertible into equity of the investee, at SEE's determination, upon maturity or based on the occurrence of qualifying conversion events. Based on information available to SEE and our current expectations of recoverability, we recorded a credit loss resulting in an $8 million impairment of the convertible debt investment during the fourth quarter of 2021. SEE maintains no other available-for-sale debt securities as of December 31, 2021.
Brazil Tax Credits
Certain of our subsidiaries in Brazil received a decision from the Brazilian court regarding a claim in which SEE contended that certain indirect taxes paid were calculated on an incorrect amount. During the second quarter of 2019, the Company filed a return claim for the tax years of 2015 through 2018, resulting from a lower court decision regarding the matter, as such, the Company recorded a $5 million gain in the year ended December 31, 2019.
In 2021, the Supreme Court of Brazil issued a final decision that clarified the methodology companies should use in the indirect tax recovery calculation. This decision was published and certified by the courts during the third quarter of 2021. As a result of the court's actions, the Company recognized a benefit of $5 million primarily related to recovery for tax years not previously claimed. The claims related to indirect taxes will be used to offset future Brazilian indirect tax liabilities.
As a result of this activity, the Company has been utilizing credits on indirect tax payments.
Loss on debt redemptions
In September 2021, Sealed Air issued $600 million of 1.573% Senior Secured Notes due 2026. A portion of the proceeds were used to repurchase the Company's 4.875% Senior Notes due 2022. We recognized a $19 million pre-tax loss on such repurchase, primarily driven by the tender offer consideration beyond the principal amount of the notes tendered. See Note 14, "Debt and Credit Facilities," for further details.
In November 2019, Sealed Air issued $425 million of 4.00% Senior Notes due 2027. The proceeds were used to repurchase $425 million 6.50% Senior Notes due 2020. We recognized a $16 million pre-tax loss on such repurchase. The loss was primarily driven by the tender offer consideration beyond the principal amount of the notes tendered. See Note 14, "Debt and Credit Facilities," for further details on debt activity.
See Note 23, “Other (Expense) Income, net,” for the components of other (expense) income, net.
Income Taxes
The table below shows our effective income tax rate (“ETR”).

Year Ended	Effective Tax Rate
2021	31.4%
2020	22.7%
2019	20.7%

Our ETR for the year ended December 31, 2021 was 31.4%. The difference between the Company's ETR and the U.S. statutory rate of 21% related primarily to state income tax expense, foreign earnings subject to higher tax rates, an increase in unrecognized tax benefits and legislative and administrative changes to enacted statutes, partially offset by the benefit of research credits.
Our ETR for the year ended December 31, 2020 was 22.7%. The difference between the Company's ETR and the U.S. statutory rate of 21% related primarily to state income tax expense and foreign earnings subject to higher tax rates, partially offset by the benefit from GILTI regulations issued by the IRS in 2020, research credits, and a reduction in valuation allowance due to increased profitability in EMEA.
Our ETR for the year ended December 31, 2019 was 20.7%. The difference between the Company's ETR and the U.S. statutory rate of 21% related primarily to benefits related to tax optimization initiatives associated with the Reinvent SEE business transformation and restructuring activities, prior year research credits and a reduction in valuation allowance, offset by expense related to unrecognized tax benefits and the GILTI provisions.
Our ETR depends upon the realization of our net deferred tax assets. We have deferred tax assets related to accruals not yet deductible for tax purposes, state and foreign net operating loss carryforwards, tax credits, employee benefit items, intangible assets and other items.

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
We have established valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize our deferred tax assets depends in part upon our ability to carryback any losses created by the deduction of these temporary differences, the future income from existing temporary differences, and the ability to generate future taxable income within the respective jurisdictions during the periods in which these temporary differences reverse. If we are unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Conversely, if we have sufficient future taxable income in jurisdictions where we have valuation allowances, we may be able to reduce those valuation allowances. We reported a net decrease in our valuation allowance for the year ended December 31, 2021 of $18 million, primarily related to foreign exchange revaluation on foreign net operating losses. See Note 19, “Income Taxes,” for additional information.
We reported a net expense for unrecognized tax benefits in the year ended December 31, 2021 of $20 million, primarily related to North America tax positions. Interest and penalties on tax assessments are included in Income tax provision on the Consolidated Statements of Operations.
Net Earnings from Continuing Operations
Net earnings from continuing operations for the years ended December 31, 2021, 2020 and 2019 are included in the table below.

	Year Ended December 31,			% Change
(In millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net earnings from continuing operations	$491.2	$484.1	$293.7	1.5%	64.8%

For 2021, net earnings were unfavorably impacted by $50 million of Special Items, which were primarily the result of Tax Special Items of $32 million, restructuring and other restructuring associated costs of $31 million ($23 million net of taxes), loss on debt redemption of $19 million ($14 million net of taxes), and impairment of debt investment of $8 million ($6 million net of taxes). Tax Special Items primarily consisted of interest and other adjustments to existing unrecognized tax positions and deferred tax revaluations associated with legislative changes and administrative interpretations to enacted statutes. These expense items were partially offset by a gain on sale of Reflectix of $45 million ($28 million net of taxes) and an increase in the fair value of equity investments of $7 million ($5 million net of taxes).
For 2020, net earnings were unfavorably impacted by $14 million of Special Items after tax, which were primarily the result of restructuring and other restructuring associated costs primarily related to our Reinvent SEE business transformation of $31 million ($23 million net of taxes) and charges related to acquisition integrations and divestiture activities of $7 million ($5 million net of taxes), partially offset by an increase in the fair value of equity investments of $15 million ($11 million net of taxes). Tax Special Items included the benefit of $12 million, primarily due to benefits from audit settlements and retroactive application of the new GILTI regulations.
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

Gain (Loss) on Sale of Discontinued Operations, net of tax
Gain (loss) on sale of discontinued operations, net of tax for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Gain (Loss) on sale of discontinued operations, net of tax	$15.6	$18.8	$(30.7)
On March 25, 2017, we entered into a definitive agreement to sell our Diversey Care division and the food hygiene and cleaning business within our Food Care division (collectively, "Diversey") for gross proceeds of $3.2 billion. The transaction was completed on September 6, 2017. The sale of Diversey qualified as discontinued operations.
During 2021, we recorded a net gain of $16 million on the sale of discontinued operations. The gain relates primarily to the expiration of statutes on Diversey tax-related indemnification liabilities and tax benefit associated with the remaining tax indemnification liabilities.
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
Adjusted EBITDA by Segment
The Company evaluates performance of the reportable segments based on the results of each segment. The performance metric used by the Company's chief operating decision maker to evaluate performance of our reportable segments is Segment Adjusted EBITDA. We allocate and disclose depreciation and amortization expense to our segments, although depreciation and amortization are not included in the segment performance metric Segment Adjusted EBITDA. We also allocate and disclose restructuring and other charges and impairment of goodwill and other intangible assets by segment, although these items are not included in the segment performance metric Segment Adjusted EBITDA since restructuring and other charges and impairment of goodwill and other intangible assets are categorized as Special Items. The accounting policies of the reportable segments and Corporate are the same as those applied to the Consolidated Financial Statements.
See “Non-U.S. GAAP Information” for a reconciliation of U.S. GAAP net earnings from continuing operations to non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations.

	Year Ended December 31,			% Change
(In millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Food	$688.4	$647.5	$629.3	6.3%	2.9%
Adjusted EBITDA Margin	22.1%	22.9%	21.8%
Protective	446.2	408.0	349.9	9.4%	16.6%
Adjusted EBITDA Margin	18.4%	19.6%	18.3%
Corporate	(3.0)	(4.4)	(14.4)	(31.8)%	(69.4)%
Non-U.S. GAAP Consolidated Adjusted EBITDA	$1,131.6	$1,051.1	$964.8	7.7%	8.9%
Adjusted EBITDA Margin	20.4%	21.4%	20.1%

The following is a discussion of the factors that contributed to the change in Segment Adjusted EBITDA in the year ended December 31, as compared with the prior year.

Food
2021 compared with 2020
On a reported basis, Segment Adjusted EBITDA increased $41 million in 2021 as compared to 2020. Segment Adjusted EBITDA was impacted by favorable foreign currency translation of $6 million. On a constant dollar basis, Segment Adjusted EBITDA increased approximately $34 million, or 5%, in 2021 as compared to 2020 primarily due to the impact of:
•Reinvent SEE benefits of $50 million driven by actions reducing operating costs by $48 million, including restructuring savings of $9 million, and improvements to price/cost spread of $2 million; and
•higher volumes and favorable product mix of $47 million due to strength in automated equipment sales and higher food service demand.
These increases were partially offset by:
•higher input costs resulting in unfavorable price/cost of $37 million; and
•higher operating costs of $26 million, primarily due to inflationary pressures, including labor and non-material inflation, and other costs associated with supply chain disruptions.
2020 compared with 2019
On a reported basis, Segment Adjusted EBITDA increased $18 million in 2020 as compared to 2019. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $20 million. On a constant dollar basis, Segment Adjusted EBITDA increased $38 million or 6% in 2020 as compared to 2019 primarily due to the impact of:
•Reinvent SEE benefits of $79 million driven by actions reducing operating costs by $69 million, including restructuring savings of $21 million, and improvements to price/cost spread of $10 million; and
•lower input costs resulting in favorable price/cost of $19 million.
These increases were partially offset by:
•higher operating costs of $49 million, including labor inflation, higher incentive compensation and investments in the business; and
•unfavorable product mix of $11 million.
Protective
2021 compared with 2020
On a reported basis, Segment Adjusted EBITDA increased $38 million in 2021 as compared to 2020. Segment Adjusted EBITDA was impacted by favorable foreign currency translation of $7 million. On a constant dollar basis, Segment Adjusted EBITDA increased $31 million, or 8%, in 2021 as compared to 2020 primarily due to the impact of:
•higher volumes of $62 million on strength in fulfillment, higher industrial segment demand and increased automated equipment sales; and
•Reinvent SEE benefits of $14 million, driven by actions reducing operating costs, including restructuring savings of $10 million, and improvements to price/cost spread of $2 million.
These increases were partially offset by:
•higher operating costs of $41 million, primarily due to inflationary pressures, including labor and non-material inflation, and other costs associated with supply chain disruptions; and
•unfavorable price/cost spread of $4 million.
2020 compared with 2019
On a reported basis, Segment Adjusted EBITDA increased $58 million in 2020 as compared to 2019. Segment Adjusted EBITDA was impacted by favorable foreign currency translation of $1 million. On a constant dollar basis, Segment Adjusted EBITDA increased $57 million, or 16%, in 2020 as compared to 2019 primarily due to the impact of:

•Reinvent SEE benefits of $39 million driven by actions reducing operating costs of $34 million, including restructuring savings of $12 million, and improvements to price cost spread of $5 million;
•contributions of $31 million from seven months of incremental Adjusted EBITDA from the Automated Packaging Systems acquisition; and
•the 2019 impact of a $7 million non-cash inventory step-up charge associated with the Automated Packaging Systems acquisition.
These increases were partially offset by:
•higher operating costs of $12 million, including labor inflation, higher incentive compensation expense and investments in the business;
•unfavorable price/cost spread of $5 million; and
•unfavorable product mix of $3 million.
 Corporate
2021 compared with 2020
Corporate expenses decreased by $1 million on an as reported basis and constant dollar basis as compared to 2020, primarily driven by an increase in non-operating income on closed defined benefit plans which are not attributable to either reporting segment.
2020 compared with 2019
Corporate expenses decreased by $10 million on an as reported basis and $7 million on a constant dollar basis as compared to 2019, primarily driven by currency transaction gains in 2020 compared to currency transaction losses in 2019.
Material Commitments and Contingencies
Settlement Agreement Tax Deduction
The information set forth in Note 20, “Commitments and Contingencies,” under the caption “Settlement Agreement Tax Deduction” is incorporated herein by reference.
Contractual Obligations
Our contractual obligations primarily consist of short-term borrowings, principal and interest payments on long-term debt, operating and financing leases, dividend payments, compensation and benefit related obligations, including defined benefit pension plans and other post-employment benefit plans, and other contractual obligations that arise in the normal course of business.
SEE has other principal contractual obligations which include agreements to purchase an estimated amount of goods, including raw materials, or services, including energy, assumed in the normal course of business. These obligations are enforceable and legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions and the approximate timing of the purchase. We may purchase additional goods or services above the minimum requirements of these obligations and, as a result use additional cash. See Note 20, “Commitments and Contingencies,” of the Notes for additional information.
Liability for Unrecognized Tax Benefits
At December 31, 2021, we had liabilities for unrecognized tax benefits and related interest of $403 million. Because of the inherent uncertainty regarding the timing of future cash outflows associated with some of our liabilities for unrecognized tax benefits, we are not able to make reasonable estimates of the period of cash settlement with the respective taxing authority. See Note 19, “Income Taxes,” of the Notes for further discussion.

Off-Balance Sheet Arrangements
We have reviewed our off-balance sheet arrangements and have determined that none of those arrangements have a material current effect or is reasonably likely to have a material future effect on our Consolidated Financial Statements, liquidity, capital expenditures or capital resources.
Income Tax Payments
We expect tax payments on our operations and the sale of Reflectix to be approximately $205 million to $215 million in 2022. Future payments are uncertain and dependent on a number of factors including the amount of future taxable income. The results of on-going appeals or audits by various taxing authorities, including the IRS, could increase our tax payments.
Interest Payments
Estimated future interest payments on the Company’s senior notes and senior secured credit facility through the fiscal 2033 are expected to be $715 million based on interest rates at December 31, 2021, including $148 million expected in 2022.
Contributions to Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
We maintain defined benefit pension plans and other post-employment benefit plans for some of our U.S. and our non-U.S. employees. We currently expect our contributions to these plans to be approximately $5 million in 2022. Additionally, we expect benefits related to these plans paid directly by the Company to be $9 million in 2022. Future contributions and benefits paid directly by the Company are uncertain and rely on a number of factors including performance of underlying assets, future cash out flows of the plans, actuarial assumptions and funding discussions with boards charged with governance for some of our international plans. Refer to Note 17, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” and Note 18, “Other Post-Employment Benefits and Other Employee Benefit Plans,” for additional information related to these plans.
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
Indemnification obligations
We are a party to many contracts containing guarantees and indemnification obligations. These contracts include indemnities in connection with the sale of businesses, primarily related to the sale of Diversey in 2017. Because of the conditional nature of these obligations and the unique facts and circumstances involved in each particular agreement, we are unable to reasonably estimate the potential maximum exposure associated with these items
Capital Expenditures
We expect payments for capital expenditures to be in the range of $240 million to $260 million in 2022.

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
As of December 31, 2021, we had cash and cash equivalents of $561 million, of which approximately $265 million, or 47%, was located outside of the U.S. We believe our U.S. cash balances and committed liquidity facilities available to U.S. borrowers are sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that, in the near term, cash located outside of the U.S. will be needed to satisfy our obligations, dividends and other demands for cash in the U.S. In addition, an immaterial amount of our non-U.S. cash balance is deemed to be trapped as of December 31, 2021.
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

	December 31,
(In millions)	2021	2020
Cash and cash equivalents	$561.0	$548.7
See “Analysis of Historical Cash Flow” below.
Accounts Receivable Securitization Programs
At December 31, 2021, we had $141 million available to us and no outstanding borrowings under our U.S. and European accounts receivable securitization programs. At December 31, 2020, we had $146 million available to us and no outstanding borrowings under the such programs.
Our trade receivable securitization programs represent borrowings secured by outstanding customer receivables. Therefore, the use and repayment of borrowings under such programs are classified as financing activities in our Consolidated Statements of Cash Flows. We do not recognize the cash flow within operating activities until the underlying invoices have been paid by our customer. The trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Consolidated Balance Sheets. See Note 10, “Accounts Receivable Securitization Programs” for further details.
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
Gross amounts received under these programs for the year ended December 31, 2021 were $687 million, of which $207 million was received in the fourth quarter. Gross amounts received under these programs for the year ended December 31, 2020 were $466 million, of which $157 million was received in the fourth quarter. If these programs had not been in effect for the year ended December 31, 2021, we would have been required to collect the invoice amounts directly from the relevant customers in accordance with the agreed payment terms. Approximately $148 million in incremental trade receivables would have been outstanding at December 31, 2021 if collection on such invoice amounts were made directly from our customers on the invoice due date and not through our customers' supply chain financing arrangements or our factoring program.
The increase in gross amounts factored under these programs from 2020 to 2021 primarily relates to a customer supply chain financing arrangement used throughout 2021 which we entered during the fourth quarter of 2020, as well as increased usage of our trade receivable factoring program. During the fourth quarter 2020, we increased the maximum amount available to be sold under that factoring program from $20 million per month to $35 million per month.
Payments received through customers' supply chain financing arrangements tend to be higher in the fourth quarter. The increased use of our trade receivable factoring program had a favorable impact on cash provided by operating activities during the year.
Lines of Credit
At December 31, 2021 and 2020, we had a $1 billion revolving credit facility. We had no outstanding borrowings under the facility at December 31, 2021 or 2020. At December 31, 2021 and 2020, we had $1 million and $7 million, respectively, outstanding under various lines of credit extended to our subsidiaries. See Note 14, “Debt and Credit Facilities,” for further details.
LIBOR Phase Out
In July 2017, the United Kingdom's Financial Conduct Authority (FCA), which regulates LIBOR, announced the phase out LIBOR. In March 2021, the FCA announced that specific U.S. dollar LIBOR tenors (overnight, 1-month, 3-month, 6-month and 12-month) will continue to be published until June 30, 2023, while the 1-week and 2-month tenors are no longer being published effective December 31, 2021. Similarly, all tenors for EUR, CHF, JPY and GBP LIBOR currencies are no longer being published effective December 31, 2021. Regulators in the U.S. and other jurisdictions have worked to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate. The phase-out of LIBOR will not have a material impact on our financing or liquidity. In March 2020, the FASB issued ASU 2020-04. This ASU, along with subsequently issued ASU 2021-01, are designed to ease the potential burden in accounting for reference rate reform; however, neither the LIBOR phase-out nor these ASUs had a material impact on the Company.
Covenants
At December 31, 2021, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” within Note 14, “Debt and Credit Facilities”, which require us, among other things, to maintain a maximum leverage ratio of debt to EBITDA of 4.50 to 1.00. At December 31, 2021, our leverage ratio of debt to EBITDA, as calculated under the covenant, was 2.41 to 1.00. We expect to be in continued compliance with all of our debt covenants including the covenant leverage ratio over the next 12 months.
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
As of December 31, 2021, our accounts payable balance included $161 million related to invoices from suppliers participating in the programs. As of December 31, 2020, our accounts payable balance included $149 million related to invoices from suppliers participating in the programs. The cumulative amounts settled through the supply chain financing programs for the year ended December 31, 2021 were $417 million, compared to $423 million for the year ended December 31, 2020. These programs did not significantly improve our cash provided by operating activities or free cash flow for the year ended December 31, 2021 as compared to the year ended December 31, 2020.
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

In September 2021, upon the issuance of our 1.573% Senior Secured Notes due 2026, Moody’s Investor Services updated our Senior Secured Credit Facility Rating from Baa1 to Baa2. See Note 14, “Debt and Credit Facilities,” for further details related to the note issuance.
In May 2021, Moody's Investor Services updated our Corporate Rating from Ba2 to Ba1, our Senior Unsecured Rating from Ba3 to Ba2 and our Senior Secured Credit Facility Rating from Baa3 to Baa1.
These credit ratings are considered to be below investment grade (with the exception of the Baa2 and BBB- Senior Secured Credit Facility Rating and Senior Secured Rating from Moody’s Investor Services and Standard & Poor’s, respectively, which are classified as investment grade). A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.
Outstanding Indebtedness
At December 31, 2021 and 2020, our total debt outstanding and our non-U.S. GAAP net debt consisted of the amounts set forth in the following table.

	December 31,
(In millions)	2021	2020
Short-term borrowings	$1.3	$7.2
Current portion of long-term debt	487.2	22.3
Total current debt	488.5	29.5
Total long-term debt, less current portion(1)	3,219.6	3,731.4
Total debt	3,708.1	3,760.9
Less: Cash and cash equivalents	(561.0)	(548.7)
Non-U.S. GAAP net debt	$3,147.1	$3,212.2

(1)    Amounts are net of unamortized discounts and debt issuance costs of $19 million and $20 million as of December 31, 2021 and 2020, respectively.
See Note 14, “Debt and Credit Facilities,” for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Consolidated Statements of Cash Flows in the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,			Change
(In millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net cash provided by operating activities	$709.7	$737.0	$511.1	$(27.3)	$225.9
Net cash used in investing activities	(125.7)	(159.8)	(665.6)	34.1	505.8
Net cash (used in) provided by financing activities	(575.8)	(261.7)	139.9	(314.1)	(401.6)
Effect of foreign currency exchange rate changes on cash and cash equivalents	4.1	(29.2)	5.3	33.3	(34.5)

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of non-U.S. GAAP free cash flow for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,			Change
(In millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Cash flow provided by operating activities	$709.7	$737.0	$511.1	$(27.3)	$225.9
Capital expenditures	(213.1)	(181.1)	(189.7)	(32.0)	8.6
Non-U.S. GAAP free cash flow	$496.6	$555.9	$321.4	$(59.3)	$234.5
Operating Activities
2021 vs. 2020
Net cash provided by operating activities was $710 million during 2021, as compared to $737 million during 2020.
Net cash used by our working capital accounts (inventories, trade receivables, and accounts payable) was $74 million unfavorable during 2021, as compared to 2020. The impact of inventory on cash flow from operating activities was $141 million unfavorable compared to the prior year, as a result of higher balances due primarily to raw material cost inflation, coupled with business growth and stock build to mitigate continued global supply chain disruptions. Trade receivables was $138 million unfavorable to prior year, due to the impact of higher sales and the year over year impact of our accounts receivable factoring program (2020 year over year increase was more significant than the 2021 increase). The unfavorable cash flow impact of inventory and trade receivables was partially offset by accounts payable, which generated $205 million higher cash flow than the prior year. Accounts payable was favorable due to continued raw material price increases throughout 2021 compared to price decreases during 2020, as well as higher logistic and freight balances throughout 2021 due to global supply chain disruptions.
The impact of incentive compensation had a $46 million unfavorable impact on operating cash flow. Specifically, on an indirect basis, the December 31, 2021 accrual for payout in the first quarter 2022 was approximately $30 million lower than the accrual at December 31, 2020. The lower accrual is due to achievement of performance metrics in the respective years. Additionally, incentive compensation cash payments made during the first quarter 2021 were approximately $16 million higher than those made in first quarter 2020. Indirect Taxes were unfavorable by $25 million compared to the prior year primarily due to the timing of payments and business performance.
This activity was partially offset by a $46 million decrease in restructuring and restructuring associated payments made for our Reinvent SEE business transformation, as compared to 2020, as well as $77 million favorable indirect cash flow benefit for income taxes, year over year, driven by changes in the income tax receivable balance.
2020 vs. 2019
Net cash provided by operating activities improved by $226 million during 2020 compared to 2019. This was primarily the result of higher net earnings including non-cash add backs in the comparative years.
Net earnings were $503 million in 2020 as compared to $263 million in 2019.
Non-cash add backs to reconcile net earnings to net cash provided by operating activities were $307 million during 2020 compared to $221 million during 2019. The increase in non-cash add backs was primarily driven by the change in deferred tax balances generating $137 million, year over year. Depreciation and amortization increased $23 million in 2020 compared to 2019, due to amortization of intangibles for capitalized software and the full year impact of intangible amortization from our acquisition of Automated Packaging Systems. These non-cash add-backs were partially offset by the non-cash gain on sale of businesses which was $19 million in 2020 compared to a loss of $31 million in 2019, representing a change of $50 million. The increase in non-cash add backs during 2020 was also partially offset by a gain on an equity investment of $15 million in 2020.

The year over year improvement in cash provided by operating activities was also due to decreased cash payments made for our Reinvent SEE business transformation including restructuring and restructuring associated payments, which were $74 million during 2020 compared to $91 million during 2019.
Working capital, which represents cash generated by trade receivables, inventories and accounts payable, represented a source of cash of $3 million during 2020 compared to $14 million during 2019. Cash generation from working capital during 2020 declined primarily due to an increase in cash used for inventory, driven by a purposeful build in 2020 for contingency planning against the risk of raw material shortages or supply disruptions resulting from the COVID-19 pandemic. Cash generated from trade receivables benefited from improved days sales outstanding, resulting partially from the increased use of our trade receivable factoring program. The year over year changes in accounts payable were largely due to the timing of payments to suppliers. Cash generated from customer advance payments increased $8 million, as the Company increased automation and equipment sales.
Investing Activities
2021 vs. 2020
Net cash used in investing activities was $126 million during 2021, compared to net cash used in investing activities of $160 million during 2020.
In 2021, SEE generated a total of $89 million from the sale of businesses and property and equipment. This was primarily driven by the fourth quarter 2021 sale of Reflectix, Inc. which generated proceeds of $83 million. Cash received from the sale of businesses and property and equipment was $12 million in 2020.
Additionally, the settlement of foreign currency forward contracts generated $8 million during 2021 and Corporate Owned Life Insurance contracts generated $8 million during 2021, this compares to cash generation from foreign currency forward contracts of $2 million during 2020. The Company previously maintained a corresponding asset on the Consolidated Balance Sheets for the Corporate Owned Life Insurance. There was no impact to the Statements of Operations during the year ended December 31, 2021 related to the Corporate Owned Life Insurance proceeds.
These investing cash sources were offset by investments in the business under our SEE Ventures initiative as well as higher capital expenditures as we invest in our growth strategies.
Capital expenditures were $32 million higher during 2021 than compared to 2020. The increase reflects the Company's continued investment in assets which support growth coupled with lower spending in the prior year due to the impact of COVID-19.
During 2021, we invested a total of $18 million in SEE Ventures, comprised of the following activity:
•$9 million as an additional equity investment in a previously existing investee focused on e-commerce and fulfillment operations;
•$8 million made in the form of a convertible debt of an investee company focused on developing digital advancements in packaging; and
•$1 million investment in a fund aimed to advance scalable recycling technologies, equipment upgrades and infrastructure solutions, which is being accounted for as an equity method investment.
See Note 16, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for more information on our equity investments.
Investing activity in 2020 also included cash generation of $14 million from the maturity of cash deposits greater than 90 days (marketable securities), with no similar activity in the current year.
2020 vs. 2019
Net cash used in investing activities was $160 million during 2020, compared to net cash used in investing activities of $666 million during 2019. The change in net cash used in investing activities was primarily due to 2019 business acquisitions activity of $454 million, predominately related to the Automated Packaging Systems acquisition. A favorable purchase price adjustment of $4 million was received during the first quarter 2020 related to the Automated Packaging Systems acquisition.
In 2019, the Company invested in cash deposits with maturities greater than 90 days (marketable securities) which matured in 2020 and then converted back into a cash equivalent, generating a net favorable impact to investing activities of $26 million during 2020 compared to 2019.

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
Financing Activities
2021 vs. 2020
Net cash used in financing activities was $576 million during 2021, compared to net cash used in financing activities of $262 million during 2020. The increase in cash outflows for financing activities was primarily related to increased share repurchases, dividend payments and payments for debt extinguishment costs.
During 2021, the Company paid $403 million for share repurchases, compared to $33 million during in 2020.
Dividends paid of $116 million were $15 million higher than the prior year due to the increase in quarterly dividend announced in the second quarter 2021.
Debt related activities was a cash use of $32 million during 2021, compared to a use of cash of $105 million during 2020. Cash used for debt related activities during 2020 was primarily related to payment of the outstanding balance on the Company's revolving credit facility from 2019 utilization. Current year cash activity related to debt primarily relates to receipts from the issuance of $600 million 1.573% Senior Secured Notes due 2026, net of $5 million in capitalized issuance costs. This partially was offset by the payment of $442 million related to the early extinguishment of the 4.875% Senior Note due 2022 (including early payment premium of $17 million), and $183 million in payments on the Company's Term Loan A, which includes the scheduled quarterly payments and the early repayment of $175 million in principal amount using the proceeds of the 1.573% Senior Secured Notes issuance.
We continue to employ a purpose-driven capital allocation strategy to determine the best use of cash, including decisions regarding share repurchases, our debt-leverage ratio, acquisitions, and investments in growth and operational efficiency.
2020 vs. 2019
Net cash used in financing activities was $262 million during 2020, compared to net cash provided by financing activities of $140 million during 2019. The change in net cash (used in) provided by financing activities was primarily due to borrowing activity in 2019. Specifically, during 2019 we received proceeds from the issuance of long-term debt of $895 million, including the $475 million representing the Term Loan A due 2022 and the issuance of $425 million of 4.00% of senior notes, which were partially offset by the $425 million repurchase of the 6.50% senior notes. Lower repayments of short-term borrowings of $29 million were primarily due to higher payments on our revolving credit facility in 2019 compared to 2020. At December 31, 2020, we had no amounts outstanding on our revolving credit facility.
Cash outlay for share repurchases were $33 million during 2020 compared to $67 million during 2019.
Changes in Working Capital

	December 31,
(In millions)	2021		2020		Change
Working capital (current assets less current liabilities)	$62.3		$514.1		$(451.8)
Current ratio (current assets divided by current liabilities)	1.0	x	1.4	x
Quick ratio (current assets, less inventories divided by current liabilities)	0.7	x	0.9	x

The $452 million, or 88%, decrease in working capital was primarily due to the following:
•increase in Current portion of long-term debt of $465 million primarily due to the reclassification of $475 million related to the Term Loan A due August 2022;
•increase in Accounts payable of $206 million, primarily due to higher raw material prices and freight expense; and
•decrease in Income tax receivables of $42 million.

The decreases in working capital were partially offset by:
•increase in Inventory of $129 million, primarily on rising input costs;
•increase in Trade receivables of $79 million, primarily on higher sales in the current year;
•decrease in Other current liabilities of $23 million, primarily on lower incentive compensation related accruals at year-end; and
•increases in the Cash and cash equivalents and Other receivable balances of $12 million and $14 million, respectively.
Changes in Stockholders’ Equity
The $76 million increase in stockholders’ equity in 2021 compared with 2020 was due to:
•net earnings of $507 million;
•a net decrease in accumulated other comprehensive loss of $35 million on unrecognized pension items due primarily to market conditions impacting actuarial assumptions as of our annual pension valuation date;
•unrealized gains on derivative instruments of $33 million;
•the effect of share-based incentive compensation of $30 million, including the impact of share-based compensation expense and netting of shares to cover the employee tax withholding amounts; and
•stock issued for profit sharing contribution paid in stock of $28 million.
These increases were partially offset by:
•repurchases of 7.9 million shares of our common stock for $402 million, including commissions paid (See Note 21, “Stockholders’ (Deficit) Equity” for further details);
•dividends paid on our common stock and dividend equivalent accruals related to unvested equity awards of $117 million; and
•Cumulative Translation Adjustment (“CTA”) loss of $39 million.
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
Foreign Currency Forward Contracts
At December 31, 2021, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
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
We believe the most significant inputs while performing a quantitative assessments include:
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
The Company performed a qualitative assessment of the goodwill by reporting unit as of October 1, 2021. Based on our qualitative assessment, we believe it is more likely than not that the fair value of each of our reporting units sufficiently exceeds the carrying value. As part of our analysis, we performed a look back over the key assumptions impacting the quantitative test performed in 2020, including forecasted operating results and discount rates.
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
In the fourth quarter of 2020 and 2019, we performed quantitative assessments for our annual impairment test. No indication of goodwill impairment was identified in either 2020 or 2019.
See Note 9, “Goodwill and Identifiable Intangible Assets, net,” for details of our goodwill balances as of 2021, 2020 and 2019 and additional information related to the qualitative assessment performed in 2021.
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
At December 31, 2021, the total projected benefit obligation for our U.S. pension plan was $185 million, and the total benefit income for the year ended December 31, 2021 was $3 million. At December 31, 2021, the total projected benefit obligation for our international pension plans was $714 million, and the total benefit cost for the year ended December 31, 2021 was $2 million. The employer service cost of our pension plans is charged to Cost of sales and Selling, general and administrative expenses. All other components of benefits expense are recorded to Other (expense) income, net.
Material changes to the principal assumptions could have a material impact on the costs and liabilities recognized on our Consolidated Financial Statements. A 25 basis point change in the assumed discount rate and a 100 basis point change in the expected long-term rate of return on plan assets would have resulted in the following increases (decreases) in the projected benefit obligation at December 31, 2021 and the expected net periodic benefit cost for the year ending December 31, 2022:

United States	25 Basis Point Increase (In millions)	25 Basis Point Decrease (In millions)
Discount Rate
Effect on 2021 projected benefit obligation	$(4.7)	$4.9
Effect on 2022 expected net periodic benefit cost	0.1	(0.1)
	100 Basis Point Increase (In millions)	100 Basis Point Decrease (In millions)
Return on Assets
Effect on 2022 expected net periodic benefit cost	$(1.4)	$1.4

International	25 Basis Point Increase (In millions)	25 Basis Point Decrease (In millions)
Discount Rate
Effect on 2021 projected benefit obligation	$(26.0)	$27.5
Effect on 2022 expected net periodic benefit cost	—	0.1
	100 Basis Point Increase (In millions)	100 Basis Point Decrease (In millions)
Return on Assets
Effect on 2022 expected net periodic benefit cost	$(6.5)	$6.5

During the fourth quarter of 2021, the Company purchased a buy-in insurance contract which covered the remaining portion of the liability for one of our defined benefit pension plans in the U.K. The total projected benefit obligation of the plan is $15 million. The projected benefit obligation was developed using actuarial assumptions that would be used in a plan termination or buy-out basis. Under a full buy-out, the liabilities are fully transferred to an insurance or annuity provider and SEE would no longer maintain the liability or administrative responsibilities. We expect this plan to move to full buy-out in 2022 or 2023. As of December 31, 2021, the fair value of the assets for this plan matched the projected benefit obligation and there was no material net balance sheet position for this plan recorded within our assets or liabilities. The plan has an accumulated comprehensive loss of $7 million, recorded within Accumulated Other Comprehensive Loss in Stockholders' Equity on our balance sheet as of December 31, 2021. Upon plan termination or full buy-out, the accumulated comprehensive loss would be recognized to other (expense) income within the statement of operations.
Income Taxes
Estimates and judgments are required in the calculation of tax liabilities and in the determination of the recoverability of our deferred tax assets. Our deferred tax assets arise from net deductible temporary differences, carryforwards of tax losses, and tax credits. We provide a valuation allowance on deferred tax assets when it is more likely than not that all or some portion of the deferred tax asset will not be realized.
In assessing the need for a valuation allowance on deferred tax assets, we estimate future taxable earnings and consider the feasibility of ongoing planning strategies, the realizability of tax loss carryforwards, and past operating results to determine which deferred tax assets are more likely than not to be realized in the future. Changes to tax laws, statutory tax rates and future taxable earnings can have an impact on valuation allowances related to deferred tax assets. In the event that actual results differ from these estimates in future periods, we may need to adjust the valuation allowance, which could have a material impact on our consolidated financial position and results of operations.
In calculating our worldwide provision for income taxes, we also evaluate our tax positions for years where the statutes of limitations have not expired. Based on this review, we may establish a liability for additional taxes and interest that could be assessed upon examination by relevant tax authorities. We adjust this liability to take into account changing facts and circumstances, including the results of tax audits and changes in tax law. If the payment of additional taxes and interest ultimately proves unnecessary or less than the amount of the liability, the reversal of the liability would result in tax benefit being recognized in the period when we determine the liability is no longer necessary. If an estimate of the tax liability proves to be less than the ultimate assessment, a further charge to the income tax provision would result. These adjustments to liabilities and related expenses could materially affect our consolidated financial position and results of operations.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized on the Consolidated Financial Statements from such positions are measured based on the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement with tax authorities. See Note 19, “Income Taxes,” for further discussion.

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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At December 31, 2021, we had no outstanding interest rate swaps, collars or options.
The information set forth in Note 15, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 16, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $36 million in the fair value of the total debt balance at December 31, 2021. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
Argentina
Economic events in Argentina, including the default on some of its international debt obligations, which have subsequently been renegotiated, exposed us to heightened levels of foreign currency exchange risks. Despite some debt restructuring, fluctuations in foreign exchange rates on the Argentine Peso continue to impact our financial results. As of July 1, 2018, Argentina was designated as a highly inflationary economy. For the years ended December 31, 2021, 2020 and 2019, we recognized a remeasurement loss of $4 million, $5 million and $5 million, respectively, within Other (expense) income, net on the Consolidated Statements of Operations, related to the designation of Argentina as a highly inflationary economy under U.S. GAAP. See Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards,” for additional information. As of December 31, 2021, 1% of our consolidated net sales were derived from our products sold in Argentina and net assets include $5 million of cash and cash equivalents domiciled in Argentina. Also, as of December 31, 2021, our Argentina subsidiaries had cumulative translation losses of $24 million.
Russia and Ukraine
The U.S. and the EU have imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities. Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products.
Additionally, escalating geopolitical activity between Russia and Ukraine may have regional impacts on the business environment in Europe.
This activity is not expected to have a material impact on our business as much of our operations within both countries are supported by local production; however, they may limit the amount of future business the Company does with customers involved in activities in Russia or Ukraine. As of December 31, 2021, we do not anticipate these events will have a material impact to our 2022 results of operations. As of December 31, 2021, 2% of our consolidated net sales were derived from products sold in Russia and less than 1% of our consolidated net sales were derived from products sold in Ukraine. Assets include $4 million of cash and cash equivalents domiciled in Russia and less than $1 million in Ukraine. Also, as of December 31, 2021, our Russia subsidiaries had cumulative translation losses of $39 million while our Ukrainian subsidiary had cumulative translation losses of $5 million.
Brazil
Recent economic events in Brazil, including changes in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of December 31, 2021, we do not anticipate these events will have a material impact on our 2022 results of operations. As of December 31, 2021, 2% of our consolidated net sales were derived from products sold into Brazil and net assets include $11 million of cash and cash equivalents. Also, as of December 31, 2021, our Brazil subsidiaries had cumulative translation losses of $70 million.
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
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at December 31, 2021 would have caused us to pay approximately $28 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
Our foreign currency forward contracts are described in Note 15, “Derivatives and Hedging Activities,” which is incorporated herein by reference.
Net Investment Hedge
The €400 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The decrease in the translated value of the debt was $2 million net of tax as of December 31, 2021, and is reflected in long-term debt on our Consolidated Balance Sheets.
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
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The U.S. dollar equivalent amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $492 million and $541 million at December 31, 2021 and 2020, respectively.
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
Pensions
Many of our U.S. and International defined benefit pension plans are invested in assets which will be used to cover future benefit payments. Assets may include investments in mutual funds, collective investment trusts, index-funds, corporate bonds, government-backed bonds and insurance contracts or annuity "buy-ins." The assets include both return seeking assets and liability-hedging assets. As the population of the plan participants age and future cash flows become more certain, we undertake asset de-risking initiatives, including the purchase of buy-in contracts, particularly in the United Kingdom. These investments provide a stream of income equal to future benefit payments for pre-defined groups of participants; however, the Company maintains the primary liability for the projected benefit obligation related to these groups. As of December 31, 2021 and 2020, buy-in contracts represented $135 million, or 16% and $131 million, or 16%, of the Company's total plan assets, respectively. Additionally, our plan assets may, from time to time, be invested in assets designed to diversify the investment portfolio and protect against equity market movements. Some of these assets may only be redeemed on a quarterly basis. As of December 31, 2021 and 2020, equity diversifying assets represented $95 million, or 11% and $86 million, or 10%, of the Company's total plan assets, respectively. Other than the buy-in contracts and equity diversifiers noted above, we believe that our plan assets are highly liquid and may be readily redeemed to cover necessary plan payments. There is a high degree of predictability of payments made from our defined benefit plans.
Based upon the annual valuation of our defined benefit pension plans at December 31, 2021, we expect net periodic benefit income to be approximately $3 million in 2022. See Note 17, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” for further details on our defined benefit pension plans.
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
Sealed Air Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sealed Air Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sealed Air Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2021 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Unrecognized Tax Benefits from Uncertain Tax Positions
As described in Notes 2 and 19 to the consolidated financial statements, the Company has recorded unrecognized tax benefits from uncertain tax positions of $389.0 million as of December 31, 2021. The Company is subject to income taxes in the U.S. and in various foreign jurisdictions. Judgment is required by management in calculating the Company’s worldwide provision for income taxes. As disclosed by management, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. If the payment of additional taxes and interest ultimately proves unnecessary or less than the amount of the reserve, the reversal of the reserves would result in tax benefits being recognized in the period when management determines the reserves are no longer necessary. If an estimate of tax reserves proves to be less than the ultimate assessment, a further charge to the income tax provision would result.
The principal considerations for our determination that performing procedures relating to unrecognized tax benefits from uncertain tax positions is a critical audit matter are (i) the significant judgment exercised by management in identifying and recognizing the tax benefits from uncertain tax positions, including determining whether it is more likely than not that the tax position will be sustained upon examination by the applicable taxing authorities, based on the technical merits of the position; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s timely identification and accurate measurement of unrecognized tax benefits from uncertain tax positions; (iii) the evaluation of audit evidence available to support unrecognized tax benefits from uncertain tax positions is complex and results in significant auditor judgment as the nature of the evidence is often highly subjective; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.
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

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 22, 2022

We have served as the Company's auditor since 2019.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(In USD millions, except share and per share data)	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$561.0	$548.7
Trade receivables, net of allowance for credit losses of $11.1 in 2021 and $11.7 in 2020	620.3	541.0
Income tax receivables	28.8	71.2
Other receivables	83.7	69.5
Inventories, net of inventory reserves of $24.1 in 2021 and $21.1 in 2020	725.7	596.7
Assets held for sale	—	0.3
Prepaid expenses and other current assets	50.1	54.1
Total current assets	2,069.6	1,881.5
Property and equipment, net	1,232.0	1,189.7
Goodwill	2,189.4	2,222.6
Identifiable intangible assets, net	152.6	171.0
Deferred taxes	138.4	187.1
Non-current assets held for sale	1.5	—
Operating lease right-of-use-assets	63.8	76.1
Other non-current assets	382.0	355.8
Total assets	$6,229.3	$6,083.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1.3	$7.2
Current portion of long-term debt	487.2	22.3
Current portion of operating lease liabilities	21.2	24.3
Accounts payable	959.9	754.2
Accrued restructuring costs	10.2	12.2
Income tax payable	22.7	19.9
Other current liabilities	504.8	527.3
Total current liabilities	2,007.3	1,367.4
Long-term debt, less current portion	3,219.6	3,731.4
Long-term operating lease liabilities, less current portion	44.5	53.2
Deferred taxes	46.7	31.0
Non-current liabilities held for sale	0.9	—
Other non-current liabilities	661.6	728.3
Total liabilities	5,980.6	5,911.3
Commitments and Contingencies - Note 20
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2021 and 2020	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 232,483,281 in 2021 and 231,958,083 in 2020; shares outstanding: 148,099,157 in 2021 and 154,889,772 in 2020	23.2	23.2
Additional paid-in capital	2,123.4	2,093.0
Retained earnings	2,790.7	2,400.7
Common stock in treasury, 84,384,124 shares in 2021 and 77,068,311 shares in 2020	(3,754.7)	(3,380.9)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(137.5)	(172.5)
Cumulative translation adjustment	(760.5)	(721.7)
Unrealized net loss on net investment hedges	(38.3)	(67.5)
Unrealized net gain (loss) on cash flow hedges	2.4	(1.8)
Total accumulated other comprehensive loss, net of taxes	(933.9)	(963.5)
Total stockholders’ equity	248.7	172.5
Total liabilities and stockholders’ equity	$6,229.3	$6,083.8
See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
(In USD millions, except per share data)	2021	2020	2019
Net sales	$5,533.8	$4,903.2	$4,791.1
Cost of sales	3,852.9	3,293.9	3,226.3
Gross profit	1,680.9	1,609.3	1,564.8
Selling, general and administrative expenses	772.4	773.7	913.3
Gain (Loss) on sale of businesses and property and equipment	45.7	1.0	(2.2)
Amortization expense of intangible assets	38.8	37.5	28.9
Restructuring charges	14.5	11.0	41.9
Operating profit	900.9	788.1	578.5
Interest expense, net	(167.8)	(174.4)	(184.1)
Other (expense) income, net	(16.9)	12.5	(24.1)
Earnings before income tax provision	716.2	626.2	370.3
Income tax provision	225.0	142.1	76.6
Net earnings from continuing operations	491.2	484.1	293.7
Gain (Loss) on sale of discontinued operations, net of tax	15.6	18.8	(30.7)
Net earnings	$506.8	$502.9	$263.0
Basic:
Continuing operations	$3.26	$3.12	1.90
Discontinued operations	0.10	0.12	(0.20)
Net earnings per common share - basic	$3.36	$3.24	$1.70
Diluted:
Continuing operations	$3.22	$3.10	$1.89
Discontinued operations	0.10	0.12	(0.20)
Net earnings per common share - diluted	$3.32	$3.22	$1.69
Weighted average number of common shares outstanding in millions:
Basic	150.9	155.2	154.3
Diluted	152.4	156.0	155.2

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2021			2020			2019
(In USD millions)	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings			$506.8			$502.9			$263.0
Other comprehensive income (loss):
Unrecognized pension items	$47.7	$(12.7)	35.0	$(35.2)	$8.8	(26.4)	$(13.9)	$4.2	(9.7)
Unrealized gains (losses) on derivative instruments for net investment hedge	38.9	(9.7)	29.2	(44.0)	11.0	(33.0)	9.8	(2.4)	7.4
Unrealized gains (losses) on derivative instruments for cash flow hedge	5.8	(1.6)	4.2	(2.9)	0.9	(2.0)	(3.4)	0.9	(2.5)
Foreign currency translation adjustments	(38.8)	—	(38.8)	7.0	(0.1)	6.9	17.0	(0.8)	16.2
Other comprehensive income (loss)	$53.6	$(24.0)	29.6	$(75.1)	$20.6	(54.5)	$9.5	$1.9	11.4
Comprehensive income, net of taxes			$536.4			$448.4			$274.4

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ (Deficit) Equity

(In USD millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2018	$23.2	$2,049.6	$1,835.5	$(3,336.5)	$(920.4)	$(348.6)
Effect of share-based incentive compensation	—	23.4	—	—	—	23.4
Stock issued for profit sharing contribution paid in stock	—	0.5	—	21.4	—	21.9
Repurchases of common stock	—	—	—	(67.3)	—	(67.3)
Unrecognized pension items, net of taxes	—	—	—	—	(9.7)	(9.7)
Foreign currency translation adjustments, net of taxes	—	—	—	—	16.2	16.2
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	4.9	4.9
Net earnings	—	—	263.0	—	—	263.0
Dividends on common stock ($0.64 per share)	—	—	(100.0)	—	—	(100.0)
Balance at December 31, 2019	$23.2	$2,073.5	$1,998.5	$(3,382.4)	$(909.0)	$(196.2)
Effect of share-based incentive compensation	—	31.2	—	—	—	31.2
Stock issued for profit sharing contribution paid in stock	—	(11.7)	—	36.1	—	24.4
Repurchases of common stock	—	—	—	(34.6)	—	(34.6)
Unrecognized pension items, net of taxes	—	—	—	—	(26.4)	(26.4)
Foreign currency translation adjustments, net of taxes	—	—	—	—	6.9	6.9
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(35.0)	(35.0)
Net earnings	—	—	502.9	—	—	502.9
Dividends on common stock ($0.64 per share)	—	—	(100.7)	—	—	(100.7)
Balance at December 31, 2020	$23.2	$2,093.0	$2,400.7	$(3,380.9)	$(963.5)	$172.5
Effect of share-based incentive compensation	—	30.2	—	—	—	30.2
Stock issued for profit sharing contribution paid in stock	—	0.2	—	27.8	—	28.0
Repurchases of common stock	—	—	—	(401.6)	—	(401.6)
Unrecognized pension items, net of taxes	—	—	—	—	35.0	35.0
Foreign currency translation adjustments, net of taxes	—	—	—	—	(38.8)	(38.8)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	33.4	33.4
Net earnings	—	—	506.8	—	—	506.8
Dividends on common stock ($0.76 per share)	—	—	(116.8)	—	—	(116.8)
Balance at December 31, 2021	$23.2	$2,123.4	$2,790.7	$(3,754.7)	$(933.9)	$248.7
 See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In USD millions)	2021	2020	2019
Net earnings	$506.8	$502.9	$263.0
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	186.4	174.2	150.8
Share-based incentive compensation	43.5	41.7	32.9
Profit sharing expense	22.4	27.8	24.5
Loss on debt redemption and refinancing activities	18.6	—	16.1
Impairment of debt investment	8.0	—	—
Provision for allowance for credit losses on trade receivables	2.1	3.7	2.5
Provisions for inventory obsolescence	9.5	9.0	7.2
Deferred taxes, net	37.3	81.7	(55.0)
Net (gain) loss on sale of businesses	(59.3)	(19.0)	30.7
Gain on equity investment	(6.6)	(15.1)	—
Other non-cash items	9.4	2.9	11.1
Changes in operating assets and liabilities:
Trade receivables, net	(110.9)	27.4	38.1
Inventories	(165.7)	(25.2)	12.4
Income tax receivable/payable	45.7	(31.3)	20.9
Accounts payable	206.1	0.8	(37.0)
Customer advance payments	15.1	10.8	2.5
Other assets and liabilities	(58.7)	(55.3)	(9.6)
Net cash provided by operating activities	$709.7	$737.0	$511.1
Cash flows from investing activities:
Capital expenditures	$(213.1)	$(181.1)	$(189.7)
Investment in marketable securities	—	13.9	(12.5)
Proceeds (payments) related to sale of businesses and property and equipment, net	89.4	12.4	(2.4)
Businesses acquired in purchase transactions, net of cash acquired	(0.1)	1.2	(452.8)
Payments associated with debt, equity, and equity method investments	(18.0)	(8.2)	—
Settlement of foreign currency forward contracts	8.4	1.5	(8.2)
Proceeds of corporate owned life insurance	7.7	—	—
Other investing activities	—	0.5	—
Net cash used in investing activities	$(125.7)	$(159.8)	$(665.6)
Cash flows from financing activities:
Net payments of short-term borrowings	$(5.9)	$(99.0)	$(127.5)
Proceeds from long-term debt	601.5	—	894.9
Payments of long-term debt	(610.4)	(5.6)	(425.0)
Dividends paid on common stock	(115.6)	(100.4)	(99.1)
Repurchases of common stock	(403.1)	(33.0)	(67.3)
Payments for debt extinguishment costs	(17.0)	—	(15.5)
Impact of tax withholding on share-based compensation	(14.8)	(11.6)	(10.8)
Principal payments related to financing leases	(10.5)	(11.6)	(9.3)
Other financing activities	—	(0.5)	(0.5)
Net cash (used in) provided by financing activities	$(575.8)	$(261.7)	$139.9
Effect of foreign currency exchange rate changes on cash and cash equivalents	$4.1	$(29.2)	$5.3
Cash Reconciliation:
Cash and cash equivalents	$548.7	$262.4	$271.7
Restricted cash and cash equivalents	—	—	—
Balance, beginning of period	$548.7	$262.4	$271.7
Net change during the period	12.3	286.3	(9.3)
Cash and cash equivalents	$561.0	$548.7	$262.4
Restricted cash and cash equivalents	—	—	—
Balance, end of period	$561.0	$548.7	$262.4

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$175.2	$187.7	$194.9
Income tax payments, net of cash refunds	$112.6	$102.0	$94.7

SEALED AIR CORPORATION AND SUBSIDIARIES

	Year Ended December 31,
(In USD millions)	2021	2020	2019
Restructuring payments including associated costs	$27.7	$73.7	$90.9
Non-cash items:
Transfers of shares of common stock from treasury for profit-sharing plan contributions	$28.0	$24.4	$21.9
See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1 Organization and Nature of Operations
We are a leading global provider of packaging solutions integrating high-performance materials, automation, equipment and services. SEE designs and delivers packaging solutions that protect goods, preserve food, automate packaging processes, enable e-commerce and digital connectivity for packaged goods. Our packaging solutions help customers automate their operations to be increasingly touchless and more resilient, safer, less wasteful, and enhance brand engagement with consumers. We deliver our packaging solutions to an array of end markets including fresh proteins, foods, fluids, medical and healthcare, e-commerce, logistics and omnichannel fulfillment operations, and industrials.
Our portfolio of packaging solutions includes CRYOVAC® brand food packaging, SEALED AIR® brand protective packaging, AUTOBAG® brand automated packaging, BUBBLE WRAP® brand packaging and SEE Touchless Automation™ solutions. We have established leading market positions through our differentiated packaging solutions, well-established customer relationships, iconic brands, and global scale and market access.
We conduct substantially all of our business through two wholly-owned subsidiaries, Cryovac, LLC and Sealed Air Corporation (US). Throughout this report, when we refer to “Sealed Air,” “SEE,” the “Company,” “we,” “our,” or “us,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise.
Note 2 Summary of Significant Accounting Policies and Recently Issued Accounting Standards
Summary of Significant Accounting Policies
Basis of Presentation
Our Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. Some prior period amounts, including the geographic regions described below, have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our consolidated financial condition, results of operations or cash flows. All amounts are in U.S. dollar denominated in millions, except per share amounts and unless otherwise noted, and are approximate due to rounding.
As of January 1, 2021, we consolidated the reporting of the North America and South America geographic regions, which are now collectively presented as Americas within Note 3, “Revenue Recognition, Contracts with Customers” and Note 6, “Segments.” No changes were made to EMEA or APAC. This change has no impact on our prior period consolidated results and is only the aggregation of the previously bifurcated continents. Where applicable, prior periods have been retrospectively adjusted to reflect the new geographic regions.
When we cross reference to a “Note,” we are referring to our “Notes to Consolidated Financial Statements,” unless the context indicates otherwise.
Use of Estimates
The preparation of our Consolidated Financial Statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include, among other items, assessing the expected credit losses of receivables, asset retirement obligations, the use and recoverability of inventory, the estimation of fair value of financial instruments, assumptions used in the calculation of income taxes, useful lives and recoverability of tangible assets and goodwill and other intangible assets, assumptions used in our defined benefit pension plans and other post-employment benefit plans, estimates related to self-insurance such as the aggregate liability for uninsured claims using historical experience, insurance and actuarial estimates and estimated trends in claim values, fair value measurement of assets, costs for incentive compensation, and accruals for commitments and contingencies. We review these estimates and assumptions periodically using historical experience and other factors and reflect the effects of any revisions in the Consolidated Financial Statements in the period we determine any revisions to be necessary. Actual results could differ from these estimates.

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
Impact of Highly Inflationary Economies: Argentina - Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into U.S. dollars using the current exchange rate available to us. The impact of any changes in the exchange rate are reflected in within Other (expense) income, net on the Consolidated Statements of Operations. For the years ended December 31, 2021, 2020 and 2019, the Company recorded remeasurement losses of $3.6 million, $4.7 million, and $4.6 million, respectively. The exchange rate as of December 31, 2021, 2020 and 2019 was 102.7, 84.1 and 59.9, respectively.
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
(1) Identify Contract with Customer:
For SEE, the determination of whether an arrangement meets the definition of a contract under ASC 606 (“Topic 606”) depends on whether it creates enforceable rights and obligations. While enforceability is a matter of law, we believe that enforceable rights and obligations in a contract must be substantive in order for the contract to be in scope of Topic 606. That is, the penalty for noncompliance must be significant relative to the minimum obligation. Fixed or minimum purchase obligations with penalties for noncompliance are the most common examples of substantive enforceable rights present in our contracts. We determined that the contract term is the period of enforceability outlined by the terms of the contract. This means that in many cases, the term stated in the contract is different than the period of enforceability. After the minimum purchase obligation is met, subsequent sales are treated as separate contracts on a purchase order by purchase order basis. If no minimum purchase obligation exists, the next level of enforceability is determined, which often represents the individual purchase orders and the agreed upon terms.
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
(2) Identify the Performance Obligations in the Contract:
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
(3) Determine the Transaction Price:
SEE has many forms of variable consideration present in its contracts with customers, including rebates and other discounts. SEE estimates variable consideration using either the expected value method or the most likely amount method as described in the standard. We include in the transaction price some or all of an amount of variable consideration estimated to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
For all contracts that contain a form of variable consideration, SEE estimates at contract inception, and periodically throughout the term of the contract, what volume of goods and/or services the customer will purchase in a given period and determines how much consideration is payable to the customer or how much consideration we would be able to recover from the customer based on the structure of the type of variable consideration. In most cases the variable consideration in contracts with customers results in amounts payable to the customer by SEE. We adjust the contract transaction price based on any changes in estimates each reporting period and record an inception to date cumulative adjustment to the amount of revenue previously recognized. When the contract with a customer contains a minimum purchase obligation, SEE only has enforceable rights to the amount of consideration promised in the minimum purchase obligation through the enforceable term of the contract. This amount of consideration, plus any variable consideration, makes up the transaction price for the contract.
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
The Company expects the time between when a good or service is transferred to a customer and when the customer pays for that good or service to be one year or less for the vast majority of the Company’s contracts. In this instance the Company does not adjust consideration for a significant financing component.
Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales on the Consolidated Statements of Operations.
(4) Allocate the Transaction Price to the Performance Obligations in the Contract:
We determine the standalone selling price for a performance obligation by first looking for observable selling prices of that performance obligation sold on a standalone basis. If an observable price is not available, we estimate the standalone selling price of the performance obligation using one of the three suggested methods in the following order of preference: adjusted market assessment approach, expected cost plus a margin approach, and residual approach.
SEE often offers rebates to customers in their contracts that are related to the amount of materials purchased. We believe that this form of variable consideration should only be allocated to materials because the entire amount of variable consideration relates to the customer’s purchase of and our efforts to provide materials. Additionally, Sealed Air has many contracts that have pricing tied to third-party indices. We believe that variability from index-based pricing should be allocated specifically to materials because the pricing formulas in these contracts are related to the cost to produce materials.
(5) Recognize Revenue when (or as) the Company satisfies a performance obligation
Revenue is recognized upon transfer of control to the customer. Revenue for materials and equipment sales is recognized based on shipping terms, which is the point in time the customer obtains control of the promised goods. Maintenance revenue is recognized straight-line on the basis that the level of effort is consistent over the term of the contract. Lease components within contracts with customers are recognized in accordance with ASC 842.
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
Costs for shipping and handling activities performed after a customer obtains control of a good are accounted for as costs to fulfill a contract and are included in cost of sales.
Research and Development
We expense research and development costs as incurred. Research and development costs were $99.8 million in 2021, $95.9 million in 2020 and $77.3 million in 2019. In 2020, we brought our Packaging Application Centers and certain engineering teams under our overall Innovation, Research and Development organization to focus the centers and teams on innovation and product development. This move followed an operational change as well as a shift in organizational reporting and responsibility.

Share-Based Incentive Compensation
At the 2014 Annual Meeting, the 2014 Omnibus Incentive Plan (the “Omnibus Plan”) was approved by our stockholders. Subsequently, the Board of Directors adopted, and at the Annual Stockholder's meetings in both 2018 and 2021, our stockholders approved, amendments and restatements to the 2014 Omnibus Incentive Plan. See Note 21, “Stockholders’ (Deficit) Equity,” of the Notes for further information on this plan.
We record share-based compensation awards exchanged for employee services at fair value on the date of grant and record the expense for these awards in cost of sales and in selling, general and administrative expense, as applicable, on our Consolidated Statements of Operations over the requisite employee service period. Our annual grant cycle occurs after our year-end financial results have been released. We consider the impact that material, non-public information may have on the fair value of our share-based incentive awards. As of December 31, 2021, there are no outstanding awards with values that have been adjusted in light of material, non-public information. Share-based incentive compensation expense, which includes an estimate for forfeitures and a factor for anticipated achievement levels, is generally recognized over the expected term of the award on a straight-line basis. The Company accelerates expense on performance-based awards using a graded vesting schedule for employees who meet retirement eligibility requirements prior to the end of the award’s service period. For performance-based awards, the Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable. For performance awards with market-based conditions, the fair value of the award is determined at the grant date and is recognized at 100% over the performance period regardless of actual market condition performance.
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
In assessing the need for a valuation allowance, we estimate future reversals of existing temporary differences, future taxable earnings, and also consider the feasibility of ongoing planning strategies, taxable income in carryback periods and past operating results to determine which deferred tax assets are more likely than not to be realized in the future. Changes to tax laws, statutory tax rates and future taxable earnings can have an impact on valuation allowances related to deferred tax assets.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement with tax authorities. We recognize interest and penalties related to unrecognized tax benefits in Income tax provision on our Consolidated Statements of Operations. See Note 19, “Income Taxes,” for further discussion.
Cash and Cash Equivalents
We consider highly liquid investments with original maturities of 90 days or less to be cash equivalents. Our policy is to invest cash in excess of short-term operating and debt service requirements in cash equivalents. Cash equivalents are stated at cost, which approximates fair value because of the short-term maturity of the instruments. Our policy is to transact with counterparties that are rated at least A- by Standard & Poor’s and A3 by Moody’s. Some of our operations are located in countries that are rated below A- or A3. In this case, we try to minimize our risk by holding cash and cash equivalents at financial institutions with which we have existing global relationships whenever possible, diversifying counterparty exposures and minimizing the amount held by each counterparty and within the country in total.
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
Allowance for Credit Losses
We are exposed to credit losses primarily through our sales of packaging solutions to third-party customers. Our customers' (the counterparty) ability to pay is assessed through our internal credit review processes. Based on the dollar value of credit extended, we assess our customers' credit by reviewing the total expected receivable exposure, expected timing of payments and the customers' established credit ratings. In determining customer creditworthiness, we assess our customers' credit utilizing different resources including external credit validations and/or our own assessment through analysis of the customers' financial statements and review of trade/bank references. We also consider contract terms and conditions, country and political risk, and the customer's mix of products purchased (for example: equipment vs. materials) in our evaluation. A credit limit is established for each customer based on the outcome of this review. Credit limits are reviewed at least annually for existing customers.
We monitor our ongoing credit exposure through active review of counterparty balances against contract terms and due dates. Our activities are performed at both the country/entity level as well as the regional level. Monitoring and review activities include account reconciliations, analysis of aged receivables, resolution status review for disputed amounts, and identification and remediation of counterparties experiencing payment issues. Our management reviews current credit exposure at least quarterly based on level of risk and amount of exposure.

When necessary, we utilize collection agencies and legal counsel to pursue recovery of defaulted receivables. Trade receivable balances are written off when deemed to be uncollectible and after collection efforts have been exhausted. Our annual historical credit losses have been approximately 0.1%, or less, of net trade sales annually over the last three years.
Our allowance for credit losses on trade receivables is assessed at the end of each quarter based on an analysis of historical losses and our assessment of future expected losses. For the years ended December 31, 2021, 2020 and 2019, $2.1 million, $3.7 million and $2.5 million, respectively, was charged to our allowance for credit losses related to our trade receivables.
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
Equity Investments
We maintain strategic investments in other companies. As of December 31, 2021, these investments qualified and are accounted for under the measurement alternative described in ASC 321 for equity investments that do not have readily determinable fair values. These investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. We do not exercise significant influence over these companies. These investments are carried on our Consolidated Balance Sheets within Other non-current assets. Changes in fair value based on impairment or resulting from observable price changes are recorded in earnings and included within Other (expense) income, net on the Consolidated Statements of Operations. See Note 16, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for further details.
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
Leases
SEE is involved in leasing activity as both a lessee and a lessor. SEE is the lessor primarily for equipment used by our customers to meet their packaging needs. SEE is the lessee of property used for production and for sales and administrative functions, including real property, buildings, manufacturing and office equipment, offices and automobiles.
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
Identifiable intangible assets consist primarily of patents, licenses, trademarks, trade names, customer lists and relationships, non-compete agreements, software and technology-based intangibles and other contractual agreements. We amortize finite lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, currently ranging from 1 to 28 years, on a straight-line basis to their estimated residual values, and we review them for impairment upon the identification of events or changes in circumstances that indicate the carrying amount of the asset may not be recoverable.
We use the acquisition method of accounting for all business combinations and do not amortize goodwill or intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are tested for possible impairment annually during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. See Note 9, “Goodwill and Identifiable Intangible Assets, net,” for further details.
Impairment and Disposal of Long-Lived Assets
For finite-lived intangible assets, such as customer relationships, contracts, intellectual property, and for other long-lived assets, such as property, plant and equipment, whenever impairment indicators are present, we perform a review for impairment. The impairment model is a two-step test under which we first calculate the recoverability of the carrying value by comparing the undiscounted value of the projected cash flows associated with the asset or asset group, including its estimated residual value, to the carrying amount. If the cash flows associated with the asset or asset group are less than the carrying value, we calculate the fair value of the asset, or asset group. If the carrying amount is found to be greater than the fair value, we record an impairment loss for the excess of carrying value over the fair value. In addition, in all cases of an impairment review, we re-evaluate the remaining useful lives of the assets and modify them, as appropriate.
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
See Note 17, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” for information about the Company’s benefit plans.
Net Earnings per Common Share
The Company presents both basic and diluted earnings per share amounts. Basic earnings per share is calculated by dividing net earnings attributable to the Company by the weighted average number of common shares outstanding during the year. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the year, which is calculated using the treasury-stock method for outstanding share-based compensation awards.
At December 31, 2021, the Company did not have any non-vested share-based payment awards that contained non-forfeitable rights to dividends. Restricted stock issued under our Omnibus Plan prior to January 1, 2018 contained non-forfeitable rights to dividends during the contractual vesting period of the share-based award and was therefore included in computing earnings per common share using the “two-class method.” The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings.
See Note 24, “Net Earnings Per Common Share,” for further discussion.
Recently Adopted Accounting Standards
In January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”). ASU 2021-01 provides temporary optional expedients and exceptions to certain guidance in U.S. GAAP to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The guidance is effective, and was adopted, upon issuance, on January 7, 2021, and can be applied through December 31, 2022. This update did not have a material impact on the Company's Consolidated Financial Statements.
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
Recently Issued Accounting Standards
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires business entities to disclose information about certain types of government assistance received in the notes to the financial statements. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. We do not believe that the adoption of ASU 2021-10 will have an impact on the Company's Consolidated Financial Statements with the exception of new disclosures, if government assistance provided to the Company were to be material in the future.

In October 2021, the Financial Accounting Standards Boards issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Topic 606, Revenue from Contracts with Customers. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the adoption date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The impact of adoption on the Company's Consolidated Financial Statements will be prospective only and depend on the magnitude of future business acquisitions.
In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments (“ASU 2021-05”). ASU 2021-05 requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease at commencement if the lease would have been classified as a sales-type or direct financing lease or the lessor would have recognized a selling loss at lease commencement. ASU 2021-05 is effective for the Company beginning on January 1, 2022 and is not expected to materially impact the Company's Consolidated Financial Statements based on the Company's historical lease practices.
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
Food solutions are utilized by food service businesses (such as restaurants and entertainment venues) (“food service”) and food retailers (such as grocery stores and supermarkets) (“food retail”), among others. Solutions serving the food service market include products such as barrier bags and pouches, and are primarily marketed under the CRYOVAC® trademark and other highly recognized trade names including CRYOVAC® brand Barrier Bags, CRYOVAC® brand Form-Fill-Seal Films, and CRYOVAC® brand Auto Pouch System. Solutions serving the food retail market include products such as barrier bags, film, and trays, and are primarily marketed under the CRYOVAC® trademark and other highly recognized trade names including CRYOVAC® brand Grip & Tear™, CRYOVAC® brand Darfresh®, OptiDure™, Simple Steps®, and CRYOVAC® brand Barrier Bags.
Protective:
Protective packaging solutions are utilized across many global markets to protect goods during transit and are especially valuable to e-commerce, consumer goods, pharmaceutical and medical devices and industrial manufacturing. Protective solutions are designed to increase our customers' packaging velocity, minimize packaging waste, reduce labor dependencies and address dimensional weight challenges.
Protective solutions are sold through a strategic network of distributors as well as directly to our customers, including, but not limited to, fabricators, original equipment manufacturers, contract manufacturers, logistics partners and e-commerce/fulfillment operations. Protective solutions are marketed under SEALED AIR® brand, BUBBLE WRAP® brand, AUTOBAG® brand and other highly recognized trade names and product families including BUBBLE WRAP® brand inflatable packaging, SEALED AIR® brand performance shrink films, AUTOBAG® brand bagging systems, Instapak® polyurethane foam packaging solutions and Korrvu® suspension and retention packaging. In addition, we provide temperature assurance packaging solutions under the Kevothermal™ and TempGuard™ brands.
Revenue recognition:
Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. Revenue recognized from performance obligations satisfied in previous reporting periods was $4.3 million, $4.5 million and $5.0 million, for the years ended December 31, 2021, 2020 and 2019, respectively.
Lease components within contracts with customers are recognized in accordance with Accounting Standards Codification ("ASC") Topic 842.
Disaggregated Revenue
For the years ended December 31, 2021, 2020 and 2019, revenues from contracts with customers summarized by Segment and Geography were as follows:

	Year Ended December 31, 2021
(In millions)	Food	Protective	Total
Americas(1)	$1,948.9	$1,542.8	$3,491.7
EMEA	681.4	515.3	1,196.7
APAC	449.5	356.9	806.4
Topic 606 Segment Revenue	3,079.8	2,415.0	5,494.8
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	33.0	6.0	39.0
Total	$3,112.8	$2,421.0	$5,533.8

	Year Ended December 31, 2020
(In millions)	Food	Protective	Total
Americas(1)	$1,779.4	$1,336.1	$3,115.5
EMEA	617.9	410.1	1,028.0
APAC	406.4	324.1	730.5
Topic 606 Segment Revenue	2,803.7	2,070.3	4,874.0
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	21.8	7.4	29.2
Total	$2,825.5	$2,077.7	$4,903.2

	Year Ended December 31, 2019
(In millions)	Food	Protective	Total
Americas(1)	$1,828.4	$1,214.8	$3,043.2
EMEA	617.1	388.2	1,005.3
APAC	413.7	299.0	712.7
Topic 606 Segment Revenue	2,859.2	1,902.0	4,761.2
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	21.3	8.6	29.9
Total	$2,880.5	$1,910.6	$4,791.1
(1)As of January 1, 2021, we consolidated the reporting of the North America and South America geographic regions, which are now collectively presented as Americas. No changes were made to EMEA or APAC. This change has no impact on our prior period consolidated results and is only the aggregation of the previously bifurcated continents. Prior periods have been retrospectively adjusted to reflect the new geographic regions.
Contract Balances
The time when a performance obligation is satisfied and the time when billing and payment occur are generally closely aligned, subject to agreed payment terms, with the exception of equipment accruals, which can be used to purchase both automated and standard range equipment. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the materials transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and when the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The following contract assets and liabilities are included within Prepaid expenses and other current assets and Other current liabilities or Other non-current liabilities on our Consolidated Balance Sheets as of December 31, 2021 and 2020:

	December 31,
(In millions)	2021	2020
Contract assets	$1.2	$1.4
Contract liabilities	$20.2	$20.3
The contract liability balances represent deferred revenue, primarily related to equipment accruals. Revenue recognized in the years ended December 31, 2021, 2020 and 2019, that was included in the contract liability balance at the beginning of the period was $15.4 million, $14.0 million, and $5.6 million, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.
Remaining Performance Obligations
The following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of December 31, 2021 and 2020, as well as the expected timing of recognition of that transaction price.

	December 31,
(In millions)	2021	2020
Short-Term (12 months or less)(1)	$15.9	$7.3
Long-Term	4.3	13.0
Total transaction price	$20.2	$20.3

(1)Our enforceable contractual obligations tend to be short term in nature. The table above does not include the transaction price of any remaining performance obligations that are part of the contracts with expected durations of one year or less.
Note 4 Leases
Lessor
SEE has contractual obligations as a lessor with respect to some of our automated and equipment solutions including "free on loan" equipment and leased equipment, both sales-type and operating. The consideration in a contract that contains both lease and non-lease components is allocated based on the standalone selling price.
Our contractual obligations for operating leases can include termination and renewal options. Our contractual obligations for sales-type leases tend to have fixed terms and can include purchase options. We utilize the reasonably certain threshold criteria in determining which options our customers will exercise.
All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our sales-type lease receivable balances at December 31, 2021 and 2020 were as follows:

	December 31,
(In millions)	2021	2020
Short-Term (12 months or less)	$5.7	$5.4
Long-Term	18.8	11.9
Lease receivables	$24.5	$17.3
Sales-type and operating lease revenue was less than 1% of net trade sales for each of the years ended December 31, 2021, 2020, and 2019.
Lessee
SEE has contractual obligations as a lessee with respect to warehouses, offices, manufacturing facilities, IT equipment, automobiles, and material production equipment.
The following table details our lease obligations included in our Consolidated Balance Sheets.

	December 31,
(In millions)	2021	2020
Other non-current assets:
Finance leases - ROU assets	$58.0	$58.2
Finance leases - Accumulated depreciation	(27.3)	(22.6)
Operating lease right-of-use-assets:
Operating leases - ROU assets	133.5	127.4
Operating leases - Accumulated depreciation	(69.7)	(51.3)
Total lease assets	$94.5	$111.7
Current portion of long-term debt:
Finance leases	$(10.2)	$(10.5)
Current portion of operating lease liabilities:
Operating leases	(21.2)	(24.3)
Long-term debt, less current portion:
Finance leases	(19.2)	(23.9)
Long-term operating lease liabilities, less current portion:
Operating leases	(44.5)	(53.2)
Total lease liabilities	$(95.1)	$(111.9)
At December 31, 2021, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(In millions)	Finance leases	Operating leases
2022	$11.3	$23.7
2023	6.7	17.2
2024	2.6	11.6
2025	2.0	8.1
2026	1.9	6.4
Thereafter	10.0	6.6
Total lease payments	34.5	73.6
Less: Interest	(5.1)	(7.9)
Present value of lease liabilities	$29.4	$65.7

The following lease cost is included in our Consolidated Statements of Operations:

	December 31,
(In millions)	2021	2020
Lease cost(1)
Finance leases
Amortization of ROU assets	$10.6	$10.9
Interest on lease liabilities	1.5	1.8
Operating leases	31.7	31.1
Short-term lease cost	4.9	3.7
Variable lease cost	5.7	5.8
Total lease cost	$54.4	$53.3

(1)    With the exception of Interest on lease liabilities, we record lease costs to Cost of sales or Selling, general and administrative expenses on the Consolidated Statements of Operations, depending on the use of the leased asset. Interest on lease liabilities is recorded to Interest expense, net on the Consolidated Statements of Operations.

	December 31,
(In millions)	2021	2020
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$4.8	$4.4
Operating cash flows - operating leases	$30.4	$33.3
Financing cash flows - finance leases	$10.5	$11.6

ROU assets obtained in exchange for new finance lease liabilities	$5.7	$7.1
ROU assets obtained in exchange for new operating lease liabilities	$17.2	$14.3

	December 31,
	2021	2020
Weighted average information:
Finance leases
Remaining lease term (in years)	5.9	6.1
Discount rate	4.6%	4.7%
Operating leases
Remaining lease term (in years)	4.4	4.5
Discount rate	4.7%	5.0%
Note 5 Divestiture and Acquisition Activity
Divestiture of Reflectix, Inc.
On November 1, 2021, the Company completed the sale of Reflectix, Inc. (“Reflectix”), a wholly-owned subsidiary that sells branded reflective insulation solutions, with operations located in Markleville, Indiana. The decision to sell this business was consistent with the Company's overall strategic priorities focused on packaging solutions. Reflectix was previously included within the Protective reporting segment.
The disposal does not represent a strategic shift that will have a major effect on our operations and financial results and therefore did not qualify as a discontinued operation.
The selling price of the business was $82.5 million, paid in cash received during the fourth quarter 2021. We recorded a $45.3 million pre-tax gain on the sale of the business, within Gain (Loss) on sale of businesses and property and equipment on the Consolidated Statements of Operations. The business had a net carrying value of $35.8 million, which included inventory of

$6.8 million, trade receivables of $6.6 million, property and equipment of $1.0 million, and goodwill of $23.2 million. The goodwill is not deductible for tax purposes. The assets were partially offset by accrued liabilities which were individually immaterial. We recorded $17.3 million in tax expense related to the gain from the sale of Reflectix within Income tax provision on the Consolidated Statements of Operations for the year ended December 31, 2021.
The sales price is subject to final and customary purchase price true-ups. We maintain no on-going investment or relationship that would result in the sold business becoming a related party.
Acquisition of Automated Packaging Systems, LLC
On August 1, 2019 the Company acquired 100% of the limited liability company interest in Automated Packaging Systems, LLC, formerly Automated Packaging Systems, Inc., a manufacturer of automated bagging systems. The acquisition is included in our Protective reporting segment. Automated Packaging Systems has provided opportunities to expand the Company's automated solutions and into adjacent markets.
Consideration paid for Automated Packaging Systems was $441.4 million in cash. The opening balance sheet included $58.2 million of assumed liabilities in connection with a deferred incentive compensation plan for Automated Packaging Systems' European employees. Of this amount, payments of $17.4 million, $19.0 million and $19.7 million were made during the years ended December 31, 2021, 2020 and 2019, respectively. Sealed Air is expected to make the remaining payment to the deferred incentive compensation plan participants in 2022.
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

	Revised Preliminary Allocation	Measurement Period	Final Allocation
(In millions)	As of August 1, 2019	Adjustments	As of September 30, 2020
Total consideration transferred	$445.7	$(4.3)	$441.4

Assets:
Cash and cash equivalents	16.0	(0.2)	15.8
Trade receivables, net	37.3	—	37.3
Other receivables	0.3	—	0.3
Inventories, net	40.7	(0.7)	40.0
Prepaid expenses and other current assets	2.3	—	2.3
Property and equipment, net	76.9	8.7	85.6
Identifiable intangible assets, net	81.1	(0.6)	80.5
Goodwill	261.3	(14.6)	246.7
Operating lease right-of-use-assets	—	4.3	4.3
Other non-current assets	24.7	1.1	25.8
Total assets	$540.6	$(2.0)	$538.6
Liabilities:
Accounts payable	12.0	—	12.0
Current portion of long-term debt	2.6	(0.5)	2.1
Current portion of operating lease liabilities	—	1.5	1.5
Other current liabilities	56.2	(3.3)	52.9
Long-term debt, less current portion	4.3	(0.3)	4.0
Long-term operating lease liabilities, less current portion	—	2.8	2.8
Deferred taxes	—	0.5	0.5
Other non-current liabilities	19.8	1.6	21.4
Total liabilities	$94.9	$2.3	$97.2
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
Goodwill is a result of the expected synergies and cross-selling opportunities that this acquisition is expected to provide for the Company, as well as the expected growth potential in acquired automated and sustainable solutions. Goodwill allocated to Automated Packaging Systems' U.S. entities is deductible for tax purposes. Goodwill allocated to Automated Packaging Systems' foreign entities is not deductible for tax purposes. The goodwill balance associated with Automated Packaging Systems is included in the Protective reportable segment.
Other non-current assets at the opening balance sheet date included the net overfunded position of a closed defined benefit pension plan in the United Kingdom. Refer to Note 17, "Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans," for additional information on the Company's other defined benefit pension plans.

In conjunction with the acquisition and subsequent integration of Automated Packaging Systems, the Company incurred restructuring charges. No restructuring accrual was included in our opening balance sheet as the liability did not exist at the time of acquisition. Refer to Note 12, "Restructuring Activities," for more detail on the Company's restructuring activity.
The inclusion of Automated Packaging Systems in our consolidated financial statements was not deemed material with respect to the requirement to provide pro forma results of operations in ASC 805. As such, pro forma information is not presented.
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
Acquisitions Subsequent to December 31, 2021
On February 2, 2022, SEE acquired Foxpak Flexibles Ltd. (“Foxpak”), a privately-owned Irish packaging solutions company. Foxpak is a digital printing pioneer that partners with brands to deliver highly decorated packaging solutions; stand-up and spout pouches, and sachets that serve a variety of markets including food retail, pet food, seafood, and snacks. Established in 2001, Foxpak is located in Collon, Ireland. This transaction is not material to SEE’s financial results.
Note 6 Segments
The Company’s segment reporting structure consists of two reportable segments as follows and a Corporate category:
•Food
•Protective.
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
We allocate and disclose depreciation and amortization expense to our segments, although depreciation and amortization are not included in the segment performance metric, Segment Adjusted EBITDA. We also allocate and disclose restructuring charges by segment, although they are not included in the segment performance metric Segment Adjusted EBITDA since restructuring charges are categorized as Special Items (as identified below). The accounting policies of the reportable segments and Corporate are the same as those applied to the Consolidated Financial Statements.
The following tables show Net sales and Segment Adjusted EBITDA by reportable segment:

	Year Ended December 31,
(In millions)	2021	2020	2019
Net sales
Food	$3,112.8	$2,825.5	$2,880.5
As a % of Consolidated net sales	56.3%	57.6%	60.1%
Protective	2,421.0	2,077.7	1,910.6
As a % of Consolidated net sales	43.7%	42.4%	39.9%
Consolidated Net sales	$5,533.8	$4,903.2	$4,791.1

	Year Ended December 31,
(In millions)	2021	2020	2019
Segment Adjusted EBITDA
Food	$688.4	$647.5	$629.3
Food Adjusted EBITDA Margin	22.1%	22.9%	21.8%
Protective	446.2	408.0	349.9
Protective Adjusted EBITDA Margin	18.4%	19.6%	18.3%
Total Segment Adjusted EBITDA	$1,134.6	$1,055.5	$979.2

 The following table shows a reconciliation of Segment Adjusted EBITDA to Earnings before income tax provision:

	Year Ended December 31,
(In millions)	2021	2020	2019
Food Adjusted EBITDA	$688.4	$647.5	$629.3
Protective Adjusted EBITDA	446.2	408.0	349.9
Corporate Adjusted EBITDA	(3.0)	(4.4)	(14.4)
Interest expense, net	(167.8)	(174.4)	(184.1)
Depreciation and amortization, net of adjustments(1)	(232.2)	(216.5)	(184.5)
Special Items:
Restructuring charges(2)	(14.5)	(11.0)	(41.9)
Other restructuring associated costs(3)	(16.5)	(19.5)	(60.3)
Foreign currency exchange loss due to highly inflationary economies	(3.6)	(4.7)	(4.6)
Loss on debt redemption and refinancing activities	(18.6)	—	(16.1)
Increase in fair value of equity investment	6.6	15.1	—
Impairment of debt investment	(8.0)	—	—
Charges related to acquisition and divestiture activity	(2.6)	(7.1)	(14.9)
Charges related to the Novipax settlement agreement	—	—	(59.0)
Gain on sale of Reflectix	45.3	—	—
Other Special Items(4)	(3.5)	(6.8)	(29.1)
Pre-tax impact of Special Items	(15.4)	(34.0)	(225.9)
Earnings before income tax provision	$716.2	$626.2	$370.3

(1)    Depreciation and amortization by segment were as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Food	$129.1	$122.2	$110.3
Protective	103.1	94.3	75.0
Total Company depreciation and amortization(i)	232.2	216.5	185.3
Depreciation and amortization adjustments(ii)	—	—	(0.8)
Depreciation and amortization, net of adjustments	$232.2	$216.5	$184.5

(i)Includes share-based incentive compensation of $45.8 million in 2021, $42.3 million in 2020 and $34.4 million in 2019.
(ii)Represents depreciation and amortization which is considered to be related to a Special Item and is also included in the Special Items presented in the above table.
(2)    Restructuring charges by segment were as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Food	$7.2	$3.2	$23.5
Protective	7.3	7.8	18.4
Total Company restructuring charges	$14.5	$11.0	$41.9

(3)    Other restructuring associated costs for the year ended December 31, 2021, primarily relate to fees paid to third-party consultants in support of our Reinvent SEE business transformation, including a one-time, non-cash cumulative translation adjustment (CTA) loss recognized due to the wind-up of one of our legal entities. Other restructuring associated costs for the year ended December 31, 2020, primarily relate to fees paid to third-party consultants in support of our Reinvent SEE business transformation.
(4)    Other Special Items for the years ended December 31, 2021, 2020 and 2019, primarily included fees related to professional services, including legal fees, directly associated with Special Items of events that are considered one-time or infrequent in nature.
Assets by Reportable Segments
The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventory, net; property and equipment, net; goodwill; intangible assets, net; and leased systems, net.

	December 31,
(In millions)	2021	2020
Assets allocated to segments:
Food	$2,169.0	$2,019.1
Protective	2,844.3	2,795.4
Total segments	$5,013.3	$4,814.5
Assets not allocated:
Cash and cash equivalents	561.0	548.7
Assets held for sale(1)	1.5	0.3
Income tax receivables	28.8	71.2
Other receivables	83.7	69.5
Deferred taxes	138.4	187.1
Other	402.6	392.5
Total	$6,229.3	$6,083.8

(1)Includes current and non-current assets held for sale.

Geographic Information
The following table shows net sales and total long-lived assets allocated by geography. Sales are attributed to the country/geography in which they originate.

	Year Ended December 31,
(In millions)	2021	2020	2019
Net sales(1):
Americas(1)(2)	$3,522.3	$3,135.6	$3,061.9
EMEA	1,200.0	1,031.6	1,010.4
APAC	811.5	736.0	718.8
Total	$5,533.8	$4,903.2	$4,791.1
Total long-lived assets(3)(4):
Americas(2)(3)	$1,047.8	$988.2
EMEA	404.2	386.0
APAC	225.8	247.4
Total	$1,677.8	$1,621.6

(1)U.S. net sales were $2,925.4 million, $2,607.3 million and $2,501.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. No non-U.S. country accounted for net sales in excess of 10% of consolidated net sales for the years ended December 31, 2021, 2020 or 2019. Sales are allocated to the country/region based on where each sale originated.
(2)As of January 1, 2021, we consolidated the reporting of the North America and South America geographic regions, which are now collectively presented as Americas. No changes were made to EMEA or APAC. This change has no impact on our prior period consolidated results and is only the aggregation of the previously bifurcated continents. Prior periods have been retrospectively adjusted to reflect the new geographic regions.
(3)Total long-lived assets in the U.S. were $970.4 million and $921.4 million at December 31, 2021 and 2020, respectively. No non-U.S. country had long-lived assets in excess of 10% of consolidated long-lived assets at December 31, 2021 or 2020.
(4)Total long-lived assets represent total assets excluding total current assets, deferred tax assets, goodwill, and intangible assets.
Note 7 Inventories, net
The following table details our inventories, net:

	December 31,
(In millions)	2021	2020
Raw materials	$167.6	$113.8
Work in process	158.0	139.7
Finished goods	400.1	343.2
Total	$725.7	$596.7

Note 8 Property and Equipment, net
The following table details our property and equipment, net.

	December 31,
(In millions)	2021	2020
Land and improvements	$47.0	$50.8
Buildings	790.2	786.5
Machinery and equipment	2,554.0	2,543.5
Other property and equipment	124.2	133.5
Construction-in-progress	200.8	150.1
Property and equipment, gross	3,716.2	3,664.4
Accumulated depreciation and amortization	(2,484.2)	(2,474.7)
Property and equipment, net	$1,232.0	$1,189.7
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Year Ended December 31,
(In millions)	2021	2020	2019
Interest cost capitalized	$6.8	$5.6	$8.4
Depreciation and amortization expense for property and equipment	$147.6	$136.6	$122.0
Note 9 Goodwill and Identifiable Intangible Assets, net
Goodwill
The following table shows our goodwill balances by reportable segment. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company performed a qualitative assessment by reporting unit as of October 1, 2021. This assessment included consideration of key factors including macroeconomic conditions, industry and market considerations, cost factors and other relevant entity-and reporting unit-specific events. Based on our qualitative assessment, we determined it was not more likely than not that the fair value of any reporting unit was less than its carrying amount. As such, it was not necessary to perform a quantitative test. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed as of October 1, 2021.

Allocation of Goodwill to Reporting Segment
The following table shows our goodwill balances by reportable segment:

(In millions)	Food	Protective	Total
Gross Carrying Value at December 31, 2019	$577.2	$1,830.0	$2,407.2
Accumulated amortization	(49.3)	(141.0)	(190.3)
Carrying Value at December 31, 2019	$527.9	$1,689.0	$2,216.9
Acquisition, purchase price and other adjustments	—	(5.3)	(5.3)
Currency translation	2.5	8.9	11.4
Gross Carrying Value at December 31, 2020	$579.7	$1,833.6	$2,413.3
Accumulated amortization	(49.5)	(141.2)	(190.7)
Carrying Value at December 31, 2020	$530.2	$1,692.4	$2,222.6
Divestiture(1)	—	(23.2)	(23.2)
Currency translation	(3.1)	(7.4)	(10.5)
Gross Carrying Value at December 31, 2021	$576.6	$1,803.0	$2,379.6
Accumulated amortization(2)	(49.3)	(140.9)	(190.2)
Carrying Value at December 31, 2021	$527.3	$1,662.1	$2,189.4
(1)    $23.2 million of goodwill was allocated to Reflectix, as part of the business divestiture. Refer to Note 5, "Divestiture and Acquisition Activity," for more detail on the Company's divestiture and acquisition activity.
(2)     The change in accumulated amortization from December 31, 2020 to December 31, 2021 is due to the impact of foreign currency translation.
As noted above, it was determined under a qualitative assessment that there was no impairment of goodwill. However, if we become aware of indicators of impairment in future periods, we may be required to perform an interim assessment for some or all of our reporting units before the next annual assessment. Examples of such indicators may include a decrease in expected net earnings, adverse equity market conditions, a decline in current market multiples, a decline in our common stock price, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more likely than not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of. In the event of significant adverse changes of the nature described above, we may have to recognize a non-cash impairment of goodwill, which could have a material adverse effect on our consolidated financial condition and results of operations.
Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	December 31, 2021			December 31, 2020
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$102.7	$(42.4)	$60.3	$105.2	$(37.2)	$68.0
Trademarks and tradenames	31.2	(11.5)	19.7	31.3	(8.5)	22.8
Software	125.5	(90.5)	35.0	104.7	(69.7)	35.0
Technology	64.9	(38.3)	26.6	66.7	(33.0)	33.7
Contracts	11.5	(9.4)	2.1	13.6	(11.0)	2.6
Total intangible assets with definite lives	335.8	(192.1)	143.7	321.5	(159.4)	162.1
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$344.7	$(192.1)	$152.6	$330.4	$(159.4)	$171.0

The following table shows the estimated future amortization expense at December 31, 2021.

Year	Amount (in millions)
2022	$33.7
2023	25.6
2024	19.5
2025	13.7
2026	9.0
Thereafter	42.2
Total	$143.7

Amortization expense was $38.8 million in 2021, $37.5 million in 2020 and $28.9 million in 2019.
The following table shows the remaining weighted average useful life of our definite lived intangible assets as of December 31, 2021.

Remaining weighted average useful lives
Customer relationships	10.7
Trademarks and tradenames	8.4
Software	1.7
Technology	5.5
Contracts	5.6
Total identifiable intangible assets, net with definite lives	7.2
Expected future cash flows associated with the Company's intangible assets are not expected to be materially affected by the Company's intent or ability to renew or extend the arrangements. Based on our experience with similar agreements, we expect to continue to renew contracts held as intangibles through the end of the remaining useful lives.
During the fourth quarter of 2020, we identified a triggering event related to our foam fabrication producing asset group within our Protective segment. The asset group's primary asset was determined to be the intangible asset of Customer Relationships, which had a remaining useful life of approximately 12 years, as of the testing date. The triggering event was related to the finalization of the financial projections and budget which indicated short-term deterioration in the profitability of the specific asset group's North American operations. As of October 1, 2020, we performed a quantitative analysis of the recoverability of the net asset group and determined that the assets were not impaired, as the expected cash flows, including the residual value of the net asset group exceeded the carrying value. Actual performance of the asset group for the year ended December 31, 2021 was consistent with the financial projections utilized in the prior year recoverability test. Additionally, financial projections developed for 2022 exceed those previously used in the prior year impairment test across the asset group. No triggering events were identified during the year ended December 31, 2021.
Note 10 Accounts Receivable Securitization Programs
U.S. Accounts Receivable Securitization Program
We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to a wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables to two banks and issuers of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries. Any transfers of fractional ownership interests of receivables under the U.S. receivables securitization program to the two banks and issuers of commercial paper administered by these banks are considered secured borrowings with the underlying receivables as collateral and will be classified as short-term borrowings on our Consolidated Balance Sheets. These banks do not have any recourse against the general credit of the Company. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Consolidated Balance Sheets. There were no borrowings or corresponding net trade receivables maintained as collateral as of December 31, 2021 or December 31, 2020.
As of December 31, 2021, the maximum purchase limit for receivable interests was $50.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $50.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of December 31, 2021, the amount available to us under the program was $50.0 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a decline in the amounts available to us under the program or termination of the program.
The program expires annually and is renewable.
European Accounts Receivable Securitization Program
We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks and issuers of commercial paper administered by these banks. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV, and are exposed to the risk of uncollectible receivables held by the SPV. Therefore, the SPV is consolidated in our Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as short-term borrowings on our Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Consolidated Balance Sheets. There were no borrowings or corresponding net trade receivables maintained as collateral as of December 31, 2021 or December 31, 2020.
As of December 31, 2021, the maximum purchase limit for receivable interests was €80.0 million ($90.6 million equivalent), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of December 31, 2021, the amount available under this program before utilization was €80.0 million ($90.6 million equivalent).
This program expires annually and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of December 31, 2021 and 2020, there were no outstanding borrowings under our U.S. or European programs. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. There was no interest paid for these programs for the year ended December 31, 2021, and $0.4 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at December 31, 2021.
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
Gross amounts factored under this program for the years ended December 31, 2021, 2020 and 2019 were $687.3 million, $465.6 million, and $351.3 million, respectively. The fees associated with transfer of receivables for all programs were approximately $4.1 million, $2.2 million and $3.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Note 12 Restructuring Activities
For the year ended December 31, 2021, the Company incurred $14.5 million of restructuring charges and $16.5 million of other related costs for our restructuring program. These charges resulted from restructuring and associated costs incurred in connection with the Company’s Reinvent SEE business transformation.
In December 2018, the Board of Directors approved our Reinvent SEE business transformation, which included the related three-year restructuring program (“Program”). Spend associated with our previously existing restructuring programs at the time of Reinvent SEE’s approval was substantially completed as of December 31, 2020 and is no longer included in the restructuring program totals below.
The Board of Directors originally approved cumulative restructuring spend of $190 to $220 million. As of December 31, 2021, the Company has incurred $188 million of spend. In December 2021, the Board of Directors approved a six-month extension to the original three-year estimate. The six-month extension does not expand the original total Program spend and is primarily related to on-going initiatives, including those related to SEE's continued digital transformation. We now expect restructuring activities associated with the Program to be substantially complete by June 30, 2022.
Restructuring spend is estimated to be incurred as follows:

	Total Restructuring Program Range		Less Program Spend to Date	Remaining Restructuring Spend
(In millions)	Low	High		Low	High
Costs of reduction in headcount as a result of reorganization	$70	$80	$(75)	$—	$5
Other expenses associated with the Program	110	120	(102)	8	18
Total expense	180	200	(177)	8	23
Capital expenditures	10	20	(11)	—	9
Total estimated cash cost(1)	$190	$220	$(188)	$8	$32

(1)    Total estimated cash cost excludes the impact of proceeds expected from the sale of property and equipment and foreign currency impact.
The Company also incurred expense related to a restructuring program associated with our 2019 acquisition of Automated Packaging Systems of $1.7 million and $2.3 million during the years ended December 31, 2020 and 2019, respectively. There were no charges incurred for the acquisition related program for the year ended December 31, 2021. See Note 5, "Divestiture and Acquisition Activity," of the Notes for additional information related to our acquisitions.
The following table details our aggregate restructuring activities incurred under the Company's Program or prior restructuring programs at the time the expense was recorded as reflected in the Consolidated Statements of Operations:

	Year Ended December 31,
(In millions)	2021	2020	2019
Other associated costs	$16.5	$19.6	$60.3
Restructuring charges	14.5	11.0	41.9
Total charges	$31.0	$30.6	$102.2
Capital expenditures	$8.2	$0.4	$3.4

The aggregate restructuring accrual, spending and other activity for the years ended December 31, 2021, 2020 and 2019 and the accrual balance remaining at those year-ends were as follows:

(In millions)
Restructuring accrual at December 31, 2018	$37.5
Accrual and accrual adjustments	41.9
Cash payments during 2019	(47.6)
Effects of changes in foreign currency exchange rates	(0.3)
Restructuring accrual at December 31, 2019	$31.5
Accrual and accrual adjustments	11.0
Cash payments during 2020	(28.0)
Effect of changes in foreign currency exchange rates	(0.2)
Restructuring accrual at December 31, 2020	$14.3
Accrual and accrual adjustments	14.5
Cash payments during 2021	(16.9)
Effect of changes in foreign currency exchange rates	(0.6)
Restructuring accrual at December 31, 2021	$11.3
We expect to pay $10.2 million of the accrual balance remaining at December 31, 2021 within the next twelve months. This amount is included in accrued restructuring costs on the Consolidated Balance Sheets at December 31, 2021. The remaining accrual of $1.1 million, is expected to primarily be paid in 2023. These amounts are included in other non-current liabilities on our Consolidated Balance Sheets at December 31, 2021.
One of the components of the Reinvent SEE business transformation was to enhance the operational efficiency of the Company by acting as "One SEE". The Program was approved by our Board of Directors as a consolidated program benefiting both Food and Protective, and accordingly the expected program spend by reporting segment is not available. However, of the total remaining restructuring accrual of $11.3 million as of December 31, 2021, $3.4 million was attributable to Food and $7.9 million was attributable to Protective.
Note 13 Other Current and Non-Current Liabilities
The following tables detail our other current liabilities and other non-current liabilities at December 31, 2021 and 2020:

	December 31,
(In millions)	2021	2020
Other current liabilities:
Accrued salaries, wages and related costs	$178.4	$209.2
Accrued operating expenses	189.7	192.1
Accrued customer volume rebates	93.7	83.3
Accrued interest	38.0	37.8
Accrued employee benefit liability	5.0	4.9
Total	$504.8	$527.3

	December 31,
(In millions)	2021	2020
Other non-current liabilities:
Accrued employee benefit liability	$139.9	$201.0
Other postretirement liability	35.3	38.3
Uncertain tax position liability	402.6	381.4
Other various liabilities	83.8	107.6
Total	$661.6	$728.3

Note 14 Debt and Credit Facilities
Our total debt outstanding consisted of the amounts set forth below:

		December 31,
(In millions)	Interest rate	2021	2020
Short-term borrowings(1)		$1.3	$7.2
Current portion of long-term debt(2)		487.2	22.3
Total current debt		488.5	29.5
Term Loan A due August 2022		—	474.7
Term Loan A due July 2023		34.6	208.6
Senior Notes due December 2022	4.875%	—	423.3
Senior Notes due April 2023	5.250%	423.8	422.9
Senior Notes due September 2023	4.500%	451.9	490.2
Senior Notes due December 2024	5.125%	422.8	422.1
Senior Notes due September 2025	5.500%	398.2	397.8
Senior Secured Notes due October 2026	1.573%	595.0	—
Senior Notes due December 2027	4.000%	421.4	420.9
Senior Notes due July 2033	6.875%	446.2	446.0
Other(2)		25.7	24.9
Total long-term debt, less current portion(3)		3,219.6	3,731.4
Total debt(4)		$3,708.1	$3,760.9

(1)Short-term borrowings of $1.3 million and $7.2 million at December 31, 2021 and December 31, 2020, respectively, were comprised of short-term borrowings from various lines of credit.
(2)Current portion of long-term debt included $475 million related to the Term Loan A due August 2022, as well as finance lease liabilities of $10.2 million at December 31, 2021. Current portion of long-term debt included finance lease liabilities of $10.5 million at December 31, 2020. The Other debt balance included $19.2 million and $23.9 million for long-term liabilities associated with our finance leases as of December 31, 2021 and 2020, respectively. See Note 4, “Leases,” for additional information on finance and operating lease liabilities.
(3)Amounts are net of unamortized discounts and issuance costs of $19.0 million and $20.1 million as of December 31, 2021 and 2020, respectively.
(4)As of December 31, 2021, our weighted average interest rate on our short-term borrowings outstanding was 3.6% and on our long-term debt outstanding was 4.1%. As of December 31, 2020, our weighted average interest rate on our short-term borrowings outstanding was 2.2% and on our long-term debt outstanding was 4.4%.
Debt Maturities
The following table summarizes the scheduled annual maturities for the next five years and thereafter of our long-term debt, including the current portion of long-term debt and finance leases. This schedule represents the principal portion amount outstanding of our debt, and therefore excludes debt discounts, effect of present value discounting for finance lease obligations, interest rate swaps and lender and finance fees.

Year	Amount (In millions)
2022	$488.3
2023	919.4
2024	427.6
2025	402.0
2026	601.9
Thereafter	891.7
Total	$3,730.9

Senior Secured Notes
2021 Activity
On September 29, 2021, Sealed Air issued $600 million aggregate principal amount of 1.573% Senior Secured Notes due 2026 (the “2026 Notes”). The 2026 Notes will mature on October 15, 2026. Interest is payable on April 15 and October 15 of each year, commencing April 15, 2022. The 2026 Notes and related guarantees are secured on a first-priority basis by liens on substantially all of the Company's and the Guarantors' personal property securing obligations that the Company owes to lenders under the Company's senior secured credit facilities on a pari passu basis, in each case excluding certain property and subject to certain other exceptions.
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
We capitalized $5.3 million of non-lender fees incurred in connection with the 2026 Notes which are included in long-term debt, less current portion on our Consolidated Balance Sheets.
The net proceeds from the offering of the 2026 Notes were used (i) to repurchase the outstanding 4.875% Senior Notes due 2022 (the “2022 Notes”) tendered pursuant to the tender offer commenced by the Company on September 15, 2021, (ii) to satisfy and discharge all of the remaining outstanding 2022 Notes in accordance with the terms of the indenture governing the 2022 Notes, and (iii) to repay a portion of the U.S. dollar tranche of Term Loan A due 2023. A pre-tax loss of $18.6 million was recognized on the repurchase and cancellation of the 2022 Notes, including a premium of $17.0 million and accelerated amortization of non-lender fees of $1.6 million, within Other (expense) income, net on our Consolidated Statement of Operations during the year ended December 31, 2021.
Additionally, the Company repaid an aggregate principal amount of $177.2 million of the U.S. dollar tranche of Term Loan A due 2023, plus accrued interest of $0.2 million.
Senior Notes
2019 Activity
On November 26, 2019, Sealed Air issued $425 million aggregate principal amount of 4.00% Senior Notes due 2027. The proceeds were used to repurchase and discharge the Company's $425 million 6.50% Senior Notes due 2020. The aggregate repurchase price was $452.0 million, which included the principal amount of $425 million, a premium of $15.5 million and accrued interest of $11.5 million. We recognized a pre-tax loss of $16.1 million on the extinguishment, including the premium mentioned above and $1.2 million of accelerated amortization of non-lender fees partially offset by a $0.6 million gain on the settlement of interest rate swaps. We also capitalized $3.5 million of non-lender fees incurred in connection with the 4.00% Senior Notes due 2027 which are included in long-term debt, less current portion on our Consolidated Balance Sheets.
Amended and Restated Senior Secured Credit Facility
The Company maintains a senior secured credit facility. On August 1, 2019, Sealed Air Corporation, on behalf of itself and certain of its subsidiaries, and Sealed Air Corporation (US) entered into an amendment and incremental assumption agreement (“the Amendment”). The Amendment provided for a new incremental term facility in an aggregate principal amount of $475 million, that was used, in part, to finance the acquisition of Automated Packaging Systems. See Note 5, “Divestiture and Acquisition Activity,” for additional information related to the Automated Packaging Systems acquisition.

Lines of Credit
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the revolving credit facility discussed above, and the amounts available under our accounts receivable securitization programs.

	December 31,
(In millions)	2021	2020
Used lines of credit(1)	$1.3	$7.2
Unused lines of credit	1,309.0	1,312.0
Total available lines of credit(2)	$1,310.3	$1,319.2

(1)Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.
(2)Of the total available lines of credit, $1,140.6 million were committed as of December 31, 2021.
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Our Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio to EBITDA. We were in compliance with the above financial covenants and limitations at December 31, 2021 and 2020.
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
Net unrealized after-tax gains/losses related to cash flow hedging activities included in AOCL were a $4.5 million gain, a $1.6 million loss and a $2.8 million loss for the years ended December 31, 2021, 2020 and 2019, respectively. The unrealized amount in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $1.6 million of net unrealized gains related to cash flow hedging activities included in AOCL will be reclassified into earnings within the next twelve months.

Foreign Currency Forward Contracts Not Designated as Hedges
Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to foreign currency-denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these derivative contracts are recognized in other (expense) income, net, on our Consolidated Statements of Operations and are largely offset by the remeasurement of the underlying foreign currency-denominated items indicated above. Cash flows from derivative financial instruments not designated as hedges are classified as cash flows from investing activities in the Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months.
Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At December 31, 2021 and 2020, we had no outstanding interest rate swaps.
Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The decrease in the translated value of the debt was $3.1 million ($2.3 million net of tax) as of December 31, 2021, and is reflected in AOCL on our Consolidated Balance Sheets.
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
The following table details the fair value of our derivative instruments included on our Consolidated Balance Sheets.

	Cash Flow Hedge		Non-Designated as Hedging Instruments		Total
	December 31,		December 31,		December 31,
(In millions)	2021	2020	2021	2020	2021	2020
Derivative Assets
Foreign currency forward contracts and options	$2.0	$—	$1.7	$7.3	$3.7	$7.3
Total Derivative Assets	$2.0	$—	$1.7	$7.3	$3.7	$7.3
Derivative Liabilities
Foreign currency forward contracts	$(0.6)	$(2.8)	$(1.0)	$(4.2)	$(1.6)	$(7.0)
Total Derivative Liabilities(1)	$(0.6)	$(2.8)	$(1.0)	$(4.2)	$(1.6)	$(7.0)
Net Derivatives (2)	$1.4	$(2.8)	$0.7	$3.1	$2.1	$0.3

(1)Excludes €400.0 million of euro-denominated debt ($451.9 million equivalent at December 31, 2021 and $490.2 million equivalent at December 31, 2020), which is designated as a net investment hedge.

(2)The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities
	December 31,		December 31,
(In millions)	2021	2020	2021	2020
Gross position	$3.7	$7.3	$(1.6)	$(7.0)
Impact of master netting agreements	(0.9)	(2.3)	0.9	2.3
Net amounts recognized on the Consolidated Balance Sheets	$2.8	$5.0	$(0.7)	$(4.7)
The following table details the effect of our derivative instruments on our Consolidated Statements of Operations.

	Location of Gain (Loss) Recognized on	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Consolidated Statements of Operations	Year Ended December 31,
(In millions)		2021	2020	2019
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$(1.9)	$(0.8)	$1.6
Treasury locks	Interest expense, net	0.1	0.1	0.1
Sub-total cash flow hedges		(1.8)	(0.7)	1.7
Fair Value Hedges:
Interest rate swaps	Interest expense, net	—	—	0.6
Derivatives not designated as hedging instruments:
Foreign currency forward contracts and options	Other (expense) income, net	6.0	4.1	(6.6)
Total		$4.2	$3.4	$(4.3)

Note 16 Fair Value Measurements, Equity Investments and Other Financial Instruments
Fair Value Measurements
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels to the fair value hierarchy as follows:
Level 1 - observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;
Level 2 - inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and
Level 3 - unobservable inputs for which there is little or no market data, which may require the reporting entity to develop its own assumptions.
The fair value, measured on a recurring basis, of our financial instruments, using the fair value hierarchy under U.S. GAAP are included in the table below.

	December 31, 2021
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$290.0	$290.0	$—	$—
Derivative financial and hedging instruments net asset:
Foreign currency forward contracts	$2.1	$—	$2.1	$—

	December 31, 2020
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$235.1	$235.1	$—	$—
Derivative financial and hedging instruments net asset:
Foreign currency forward and option contracts	$0.3	$—	$0.3	$—
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
Foreign currency forward contracts and options are included in Prepaid expenses and other current assets and Other current liabilities on the Consolidated Balance Sheets as of December 31, 2021 and 2020.
Equity Investments
SEE maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 ("ASC 321") for equity investments that do not have readily determinable fair values. We do not exercise significant influence over these companies. The following carrying value of these investments were included within Other non-current assets in our Consolidated Balance Sheets.

	December 31,
(In millions)	2021	2020	2019
Carrying value at the beginning of period	$25.4	$7.5	$7.5
Purchases	14.7	2.6	—
Impairments or downward adjustments	—	—	—
Upward adjustments	6.6	15.1	—
Currency translation on investments	(0.9)	0.2	—
Carrying value at the end of period	$45.8	$25.4	$7.5
During the third quarter of 2021, SEE recorded an upward adjustment of $6.6 million, based on the valuation of additional equity issued by an investee which was deemed to be an observable transaction of a similar investment under ASC 321. The gain was recorded within Other (expense) income, net on the Consolidated Statements of Operations.
During the fourth quarter of 2020, SEE made an additional investment in one of our investees of $5.7 million, based on the balance sheet foreign exchange rate as of December 31, 2020. The equity issuance by the investee was subject to customary regulatory and statutory approval which was received during the first quarter of 2021. Upon approval, this investment converted to equity and is held as an equity investment valued under the measurement alternative in ASC 321.
Additionally, during the second quarter of 2021, SEE made an additional investment in another investee of $9.0 million. The investment continues to be accounted for under the measurement alternative of ASC 321, and SEE did not gain significant influence over the investee with the subsequent investment.
There have been no cumulative impairments or downward adjustments on any equity investments above, as of December 31, 2021. The cumulative upward adjustments of the equity investments was $21.7 million and $15.1 million as of December 31, 2021 and 2020, respectively.

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
The table below shows the carrying amounts and estimated fair values of our debt, excluding our lease liabilities:

		December 31, 2021		December 31, 2020
(In millions)	Interest rate	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A Facility due August 2022		$474.9	$474.9	$474.7	$474.7
Term Loan A Facility due July 2023(1)		37.1	37.1	220.0	220.0
Senior Notes due December 2022	4.875%	—	—	423.3	446.0
Senior Notes due April 2023	5.250%	423.8	441.9	422.9	450.8
Senior Notes due September 2023(1)	4.500%	451.9	479.1	490.2	537.5
Senior Notes due December 2024	5.125%	422.8	455.8	422.1	466.8
Senior Notes due September 2025	5.500%	398.2	443.3	397.8	446.7
Senior Secured Notes due October 2026	1.573%	595.0	581.3	—	—
Senior Notes due December 2027	4.000%	421.4	443.8	420.9	453.6
Senior Notes due July 2033	6.875%	446.2	571.9	446.0	594.4
Other foreign borrowings(1)		1.3	1.3	8.8	9.1
Other domestic borrowings		6.7	6.7	—	—
Total debt(2)		$3,679.3	$3,937.1	$3,726.7	$4,099.6

(1)Includes borrowings denominated in currencies other than U.S. dollars.
(2)The carrying amount and estimated fair value of debt exclude lease liabilities.
In addition to the table above, the Company remeasures amounts related to certain equity compensation that are carried at fair value on a recurring basis in the Consolidated Financial Statements or for which a fair value measurement was required. Refer to Note 21, “Stockholders’ (Deficit) Equity,” for additional detail on share-based compensation. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets and asset retirement obligations.
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
The expense associated with our contributions to the U.S. profit sharing plan and retirement savings plan are charged to operations and amounted to $42.5 million in 2021, $46.3 million in 2020 and $39.3 million in 2019. In 2021, 633,875 shares were contributed as part of our contribution to the profit sharing plan related to 2020; in 2020, 823,567 shares were contributed as part of our contribution to the profit sharing plan related to 2019, and in 2019, 487,108 shares were contributed as part of our contribution to the profit sharing plan related to 2018. These shares were issued out of treasury stock.
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
The following table shows the components of our net periodic benefit (income) cost and cost of special events related to our pension plans for the three years ended December 31:

	Year Ended December 31,
(In millions)	2021	2020	2019
Net periodic benefit cost (income):
U.S. and international net periodic benefit cost included in cost of sales(1)	$1.3	$1.2	$1.1
U.S. and international net periodic benefit cost included in selling, general and administrative expenses	3.8	3.4	2.8
U.S. and international net periodic benefit income and cost of special events included in other (income) expense	(6.3)	(3.8)	(4.4)
Total benefit (income) cost	$(1.2)	$0.8	$(0.5)

(1)The amount recorded in inventory for the years ended December 31, 2021, 2020 and 2019 was not material.
A number of our U.S. employees, including some employees who are covered by collective bargaining agreements, participate in defined benefit pension plans. Some of our international employees participate in defined benefit pension plans in their respective countries. The following table presents our funded status for 2021 and 2020 for our U.S. and international pension plans. The measurement date used to determine benefit obligations and plan assets is December 31 for all material plans.

	December 31, 2021			December 31, 2020
(In millions)	U.S.	International	Total	U.S.	International	Total
Change in benefit obligation:
Projected benefit obligation at beginning of period	$202.2	$782.9	$985.1	$194.1	$703.7	$897.8
Service cost	0.1	5.0	5.1	0.1	4.5	4.6
Interest cost	3.5	8.8	12.3	5.3	11.2	16.5
Actuarial (gain) loss	(6.7)	(30.2)	(36.9)	18.2	64.5	82.7
Settlement	—	(7.1)	(7.1)	—	(9.8)	(9.8)
Benefits paid	(14.0)	(24.7)	(38.7)	(15.5)	(23.4)	(38.9)
Employee contributions	—	0.8	0.8	—	0.8	0.8
Other	—	(0.3)	(0.3)	—	0.3	0.3
Foreign exchange impact	—	(21.1)	(21.1)	—	31.1	31.1
Projected benefit obligation at end of period	$185.1	$714.1	$899.2	$202.2	$782.9	$985.1
Change in plan assets:
Fair value of plan assets at beginning of period	$141.6	$695.0	$836.6	$137.1	$624.9	$762.0
Actual return on plan assets	18.5	11.3	29.8	8.6	62.5	71.1
Employer contributions	4.7	14.9	19.6	11.3	13.6	24.9
Employee contributions	—	0.8	0.8	—	0.8	0.8
Benefits paid	(14.0)	(24.7)	(38.7)	(15.5)	(23.4)	(38.9)
Settlement	—	(7.1)	(7.1)	—	(9.9)	(9.9)
Other	—	(0.4)	(0.4)	0.1	(0.4)	(0.3)
Foreign exchange impact	—	(12.3)	(12.3)	—	26.9	26.9
Fair value of plan assets at end of period	$150.8	$677.5	$828.3	$141.6	$695.0	$836.6
Underfunded status at end of year	$(34.3)	$(36.6)	$(70.9)	$(60.6)	$(87.9)	$(148.5)
Accumulated benefit obligation at end of year	$185.1	$701.8	$886.9	$202.2	$766.1	$968.3
Actuarial gains resulting in a decrease to our projected benefit obligation for the year ended December 31, 2021 were primarily due to an increase in weighted average discount rates for our U.S. and International plans of 40 basis points and 50 basis points, respectively. Actuarial losses resulting in an increase to our projected benefit obligation for the year ended December 31, 2020 were primarily due to a reduction in weighted average discount rates for our U.S. and International plans of 90 basis points and 50 basis points, respectively.
Amounts included in the Consolidated Balance Sheets are summarized in the following table:

	December 31, 2021			December 31, 2020
(In millions)	U.S.	International	Total	U.S.	International	Total
Other non-current assets	$—	$70.6	$70.6	$—	$54.3	$54.3
Other current liabilities	—	(4.1)	(4.1)	—	(4.0)	(4.0)
Other non-current liabilities	(34.3)	(105.6)	(139.9)	(60.6)	(140.4)	(201.0)
Net amount recognized(1)	$(34.3)	$(39.1)	$(73.4)	$(60.6)	$(90.1)	$(150.7)
(1)Includes the underfunded status of material plans as presented in the previous table, as well as the underfunded status of other plans deemed to be immaterial.
The following table shows the components of our net periodic benefit (income) cost for the years ended December 31, for our pension plans:

	December 31, 2021			December 31, 2020			December 31, 2019
(In millions)	U.S.	International	Total	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit (income) cost:
Service cost	$0.1	$5.0	$5.1	$0.1	$4.5	$4.6	$0.1	$3.8	$3.9
Interest cost	3.5	8.8	12.3	5.3	11.2	16.5	6.9	15.0	21.9
Expected return on plan assets	(8.9)	(18.5)	(27.4)	(9.0)	(19.4)	(28.4)	(7.3)	(24.7)	(32.0)
Amortization of net prior service cost	—	0.3	0.3	—	0.2	0.2	—	0.2	0.2
Amortization of net actuarial loss	2.4	5.2	7.6	1.5	4.6	6.1	1.4	3.7	5.1
Net periodic benefit (income) cost	(2.9)	0.8	(2.1)	(2.1)	1.1	(1.0)	1.1	(2.0)	(0.9)
Cost of settlement	—	0.9	0.9	—	1.8	1.8	—	0.4	0.4
Total benefit (income) cost	$(2.9)	$1.7	$(1.2)	$(2.1)	$2.9	$0.8	$1.1	$(1.6)	$(0.5)
The amounts included in AOCL that have not yet been recognized as components of net periodic benefit cost at December 31, 2021 and 2020 are:

	December 31, 2021			December 31, 2020
(In millions)	U.S.	International	Total	U.S.	International	Total
Unrecognized net prior service costs	$0.2	$4.9	$5.1	$0.2	$5.2	$5.4
Unrecognized net actuarial loss	47.2	130.0	177.2	66.0	158.8	224.8
Total	$47.4	$134.9	$182.3	$66.2	$164.0	$230.2

Changes in plan assets and benefit obligations recognized in AOCL for the year ended December 31, 2021 and 2020 were as follows:

	December 31, 2021			December 31, 2020
(In millions)	U.S.	International	Total	U.S.	International	Total
Current year actuarial (gain) loss	$(16.4)	$(22.9)	$(39.3)	$18.6	$21.4	$40.0
Prior year service cost occurring during the year	—	—	—	—	0.8	0.8
Amortization of actuarial loss	(2.4)	(5.2)	(7.6)	(1.5)	(4.6)	(6.1)
Amortization of prior service cost	—	(0.3)	(0.3)	—	(0.2)	(0.2)
Settlement	—	(0.9)	(0.9)	—	(1.8)	(1.8)
Total	$(18.8)	$(29.3)	$(48.1)	$17.1	$15.6	$32.7

Information for plans with accumulated benefit obligations in excess of plan assets as of December 31, 2021 and 2020 are as follows:

	December 31, 2021			December 31, 2020
(In millions)	U.S.	International	Total	U.S.	International	Total
Accumulated benefit obligation	185.1	209.9	395.0	202.2	510.3	712.5
Fair value of plan assets	150.8	111.6	262.4	141.6	384.0	525.6
Information for plans with projected benefit obligations in excess of plan assets as of December 31, 2021 and 2020 are as follows:

	December 31, 2021			December 31, 2020
(In millions)	U.S.	International	Total	U.S.	International	Total
Projected benefit obligation	$185.1	$228.0	$413.1	$202.2	$526.4	$728.6
Fair value of plan assets(1)	150.8	121.0	271.8	141.6	384.0	525.6
(1)As of December 31, 2021, the projected benefit obligation for one of our international plans exceeded the fair value of plan assets and is included in this table. However, the corresponding accumulated benefit obligation was not in excess of the fair value of the plan assets, and as such is excluded from the preceding table.
Actuarial Assumptions
Weighted average assumptions used to determine benefit obligations at December 31, 2021 and 2020 were as follows:

	December 31, 2021		December 31, 2020
	U.S.	International	U.S.	International
Benefit obligations
Discount rate	2.8%	1.9%	2.4%	1.4%
Rate of compensation increase	N/A	2.3%	N/A	2.3%
Cash balance interest credit rate	1.6%	1.1%	1.2%	1.1%
 Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were as follows:

	December 31, 2021		December 31, 2020		December 31, 2019
	U.S.	International	U.S.	International	U.S.	International
Net periodic benefit cost
Discount rate	2.4%	1.4%	3.3%	1.9%	4.3%	2.6%
Expected long-term rate of return	6.3%	2.8%	6.5%	3.3%	6.2%	4.7%
Rate of compensation increase	N/A	2.3%	N/A	2.3%	N/A	2.3%
Cash balance interest credit rate	1.2%	1.1%	2.0%	1.1%	3.0%	1.4%
Estimated Future Benefit Payments
We expect the following estimated future benefit payments, which reflect expected future service as appropriate, to be paid in the years indicated:

	Amount (In millions)
Year	U.S.	International	Total
2022	$11.8	$29.7	$41.5
2023	11.7	26.8	38.5
2024	11.7	28.6	40.3
2025	11.3	29.4	40.7
2026	11.3	31.6	42.9
2027 to 2031 (combined)	54.4	169.0	223.4
Total	$112.2	$315.1	$427.3
 Plan Assets
We review the expected long-term rate of return on plan assets annually, taking into consideration our asset allocation, historical returns, and the current economic environment. The expected return on plan assets is calculated based on the fair value of plan assets at year end. To determine the expected return on plan assets, expected cash flows have been taken into account.

Our long-term objectives for plan investments are to ensure that (a) there is an adequate level of assets to support benefit obligations to participants over the life of the plans, (b) there is sufficient liquidity in plan assets to cover current benefit obligations, and (c) there is a high level of investment return consistent with a prudent level of investment risk. The investment strategy is focused on a long-term total return in excess of a pure fixed income strategy with short-term volatility less than that of a pure equity strategy. To accomplish these objectives, in many instances the plan assets are invested on a glide-path which reduces the exposure to return-seeking assets as the plan's funded status increases. Overall, we invest assets primarily in a diversified mix of equity and fixed income investments. For our U.S. plan, the target asset allocation includes approximately 65% in return seeking assets, which are primarily comprised of global equities. The remainder of the assets in the U.S. plan are comprised of liability hedging assets which are primarily fixed income investments.
In some of our international pension plans, we have purchased bulk annuity contracts (buy-ins). These annuity contracts provide cash flows that match the future benefit payments for a specific group of pensioners. These contacts are issued by third party insurance companies with no affiliation to Sealed Air. Insurance companies from which we purchase the annuity contracts are assessed as credit worthy. As of December 31, 2021 and 2020, buy-ins represented $135.1 million and $131.2 million of total plan assets, respectively. The value of these assets is actuarially determined based on the present value of the underlying liabilities.
We currently expect our contributions to the pension plans to be approximately $5.1 million in 2022. Additionally, we expect benefits paid directly by the Company related to our defined benefit pension plans to be $4.2 million in 2022.
The fair values of our U.S. and international pension plan assets, by asset category and by the level of fair values are as follows:

	December 31, 2021					December 31, 2020
	Total					Total
(In millions)	Fair Value	Level 1	Level 2	Level 3	NAV(5)	Fair Value	Level 1	Level 2	Level 3	NAV(5)
Cash and cash equivalents(1)	$9.8	$3.0	$6.8	$—	$—	$11.0	$2.1	$8.9	$—	$—
Fixed income funds(2)(6)	409.5	—	282.5	—	127.0	417.3	—	298.9	—	118.4
Equity funds(3)	114.1	—	49.2	—	64.9	122.3	—	48.0	—	74.3
Other(4)	294.9	—	6.6	211.9	76.4	286.0	—	9.1	206.4	70.5
Total	$828.3	$3.0	$345.1	$211.9	$268.3	$836.6	$2.1	$364.9	$206.4	$263.2

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
(6)The December 31, 2020 value for one specific fixed income fund has been reclassified to reflect a change in leveling classification. The change in classification did not impact the fair value of the fund.
The following table shows the activity of our U.S. and international plan assets that are measured at fair value using Level 3 inputs.

	December 31,
(In millions)	2021	2020
Balance at beginning of period	$206.4	$180.2
Gain on assets still held at end of year	2.4	15.4
Loss on assets sold during the year	(0.2)	—
Purchases, sales, issuance, and settlements	6.4	2.4
Foreign exchange (loss) gain	(3.1)	8.4
Balance at end of period	$211.9	$206.4
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
Contributions made by us, net of Medicare Part D subsidies received in the U.S., are reported below as benefits paid. We may change the benefits at any time. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans, follows:

	December 31,
(In millions)	2021	2020
Change in benefit obligations:
Benefit obligation at beginning of period	$43.4	$43.5
Interest cost	0.6	1.0
Actuarial (gain) loss	(0.9)	2.4
Benefits paid, net	(2.7)	(3.5)
Benefit obligation at end of period	$40.4	$43.4
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	2.7	3.5
Benefits paid, net	(2.7)	(3.5)
Fair value of plan assets at end of period	$—	$—
Net amount recognized:
Underfunded status	$(40.4)	$(43.4)
Accumulated benefit obligation at end of year	$40.4	$43.4
Net amount recognized in consolidated balance sheets consists of:
Current liability	$(5.1)	$(5.1)
Non-current liability	(35.3)	(38.3)
Net amount recognized	$(40.4)	$(43.4)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$1.2	$1.9
Prior service credit	(2.0)	(2.3)
Total	$(0.8)	$(0.4)
Actuarial gains resulting in a decrease to our projected benefit obligation for the year ended December 31, 2021 were primarily due to an increase in the weighted average discount rate of 50 basis points. Actuarial losses resulting in an increase to our projected benefit obligation for the year ended December 31, 2020 were primarily due to a reduction in the weighted average discount rate of 90 basis points. The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 2.7% at December 31, 2021 and 2.2% at December 31, 2020.

The components of net periodic benefit cost were as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Components of net periodic benefit cost:
Interest cost	0.6	1.0	1.6
Amortization of net gain	(0.2)	(0.2)	(0.2)
Amortization of prior service credit	(0.3)	(0.3)	(0.3)
Net periodic benefit cost	$0.1	$0.5	$1.1
Impact of settlement/curtailment	—	—	—
Total benefit cost for fiscal year	$0.1	$0.5	$1.1
The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan. Changes in benefit obligations that were recognized in AOCL for the years ended December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021			December 31, 2020
(In millions)	U.S.	International	Total	U.S.	International	Total
Current year actuarial (gain) loss	$(0.9)	$—	$(0.9)	$2.4	$—	$2.4
Amortization of actuarial gain	—	0.2	0.2	—	0.2	0.2
Amortization of prior service credit	0.3	—	0.3	0.3	—	0.3
Total	$(0.6)	$0.2	$(0.4)	$2.7	$0.2	$2.9
Healthcare Cost Trend Rates
The assumed healthcare cost trend rates have an effect on the amounts recognized in our Consolidated Statements of Operations for the healthcare plans. For the year ended December 31, 2021, healthcare cost trend rates were assumed to be 6.5% for the U.S. plan and 5.0% for the Canada plan. The trend rates assumed for 2022 are 6.5% and 5.0% for the U.S. and Canada plan, respectively. Rates are expected to decrease to 5.0% by 2028 for the U.S. plan, and remain unchanged in future years for the Canada plan.
Expected post-retirement benefits (net of Medicare Part D subsidies) for each of the next five years and succeeding five years are as follows:

Year	Amount (In millions)
2022	$5.1
2023	4.6
2024	4.1
2025	3.6
2026	3.1
2027 to 2031 (combined)	10.9
Total	$31.4

Note 19 Income Taxes
In 2021, 2020 and 2019, we recorded tax provisions of $225.0 million, $142.1 million and $76.6 million, respectively. Cash tax payments, net of refunds were $112.6 million, $102.0 million and $94.7 million for 2021, 2020 and 2019, respectively.
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) provides for a territorial tax system, and includes the global intangible low-taxed income (“GILTI”) provision. The Company has elected to account for GILTI tax in the period in which it is incurred.

Subject to certain exceptions, the GILTI provisions require the Company to include in its U.S. income tax return the earnings of a foreign subsidiary which are in excess of an allowable return on the foreign subsidiary’s tangible assets.
In the fourth quarter of 2019, as part of our Reinvent SEE business transformation and in order to align our structure with our evolving global operations, we transferred certain intangible assets between wholly-owned subsidiaries. The transfer resulted in the establishment of a deferred tax asset and the corresponding recognition of deferred tax benefit of $49 million.
Coronavirus Aid, Relief and Economic Security Act and Issuance of 2020 Tax Regulations
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. Among other things, the CARES Act raises certain deduction limitations originally imposed by the 2017 Tax Act.
Taxpayers may generally deduct interest expense up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2020 and 2019. We had no Federal disallowed interest expense in 2020 and 2019. The limit reverted to 30% of adjusted taxable income in 2021, however the reduced limit did not result in a disallowance in 2021.
In July 2020, the U.S. Department of Treasury issued final tax regulations with respect to the GILTI proposed tax regulations originally published in 2019. Among other changes, these regulations now permit an election to exclude from the GILTI calculation items of income which are subject to a high effective rate of foreign tax. We adopted these final regulations and recorded the net benefit in 2020.
The components of earnings before income tax provision were as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Domestic	$346.2	$328.2	$126.7
Foreign	370.0	298.0	243.6
Total	$716.2	$626.2	$370.3

The components of our income tax provision were as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Current tax expense:
Federal	$63.1	$(14.2)	$62.3
State and local	17.2	5.6	4.6
Foreign	106.6	69.9	64.1
Total current expense	$186.9	$61.3	$131.0
Deferred tax expense (benefit):
Federal	$9.6	$59.4	$(19.0)
State and local	6.9	11.8	4.0
Foreign	21.6	9.6	(39.4)
Total deferred tax expense (benefit)	38.1	80.8	(54.4)
Total income tax provision	$225.0	$142.1	$76.6
Deferred tax assets (liabilities) consist of the following:

	December 31,
(In millions)	2021	2020
Accruals not yet deductible for tax purposes	$17.1	$16.0
Net operating loss carryforwards	219.4	252.1
Foreign, federal and state credits	6.4	6.5
Employee benefit items	45.4	78.7
Capitalized expenses	3.9	6.2
Intangibles	15.4	24.9
Derivatives and other	45.4	59.8
Sub-total deferred tax assets	353.0	444.2
Valuation allowance	(189.6)	(207.1)
Total deferred tax assets	$163.4	$237.1

Depreciation and amortization	$(78.6)	$(66.0)
Unremitted foreign earnings	—	(11.0)
Intangible assets	—	—
Other	(0.2)	(4.0)
Total deferred tax liabilities	(78.8)	(81.0)
Net deferred tax assets	$84.6	$156.1
Valuation allowances have been provided based on the uncertainty of realizing the tax benefits of certain deferred tax assets, primarily:
•$179.6 million of foreign items, primarily net operating losses; and
•$6.2 million of tax credits.
For the year ended December 31, 2021, the valuation allowances decreased by $17.5 million. The change is primarily driven by foreign exchange revaluation on foreign net operating losses, offset by a net increase attributable to certain APAC entities.
As of December 31, 2021, we have foreign net operating loss carryforwards of $830.3 million expiring in years beginning in 2022, with the large majority of losses having an unlimited carryover. The state net operating loss carryforwards totaling $368.4 million expire in various amounts over 1 to 19 years.
As of December 31, 2021, we have $1.7 million of federal tax credit carryforwards and $5.9 million of state credit carryovers expiring in 2022 – 2028. Most of the credit carryovers have a valuation allowance.

The Company has indefinitely reinvested most of its foreign earnings, which are the principal component of U.S. and foreign outside basis differences. The total amount of unremitted foreign earnings is approximately $5.0 billion upon which the U.S. federal income tax effect has largely been recorded as a result of the one-time mandatory tax on previously deferred foreign earnings of foreign subsidiaries provision (“Transition Tax”) associated with the 2017 Tax Act. Remitting these foreign earnings would result in additional foreign and U.S. income tax consequences, the net tax costs of which are not practicable to determine. As SEE has evaluated its worldwide business under the Reinvent SEE business transformation, the Company has reorganized and simplified its structure in order to align its business operations and optimize cash balances in certain jurisdictions. While the Company continues to evaluate potential future cash repatriations and optimization strategies, no deferred tax liability for future distributions has been recorded as of December 31, 2021.
We have no outstanding liability with respect to Transition Tax.
A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate, 21%, to income before provision for income taxes, is as follows:

	Year Ended December 31,
(In millions)	2021		2020		2019
Computed expected tax	$150.4	21.0%	$131.5	21.0%	$77.8	21.0%
State income taxes, net of federal tax benefit	15.6	2.2%	13.4	2.1%	6.2	1.7%
Foreign earnings taxed at different rates	16.2	2.2%	10.5	1.7%	10.5	2.8%
U.S. tax on foreign earnings	14.3	2.0%	24.0	3.8%	29.0	7.8%
Tax credits	(30.2)	(4.2)%	(27.8)	(4.4)%	(50.1)	(13.5)%
Unremitted foreign earnings	—	—%	2.5	0.4%	10.0	2.7%
Reorganization and divestitures	—	—%	0.4	0.1%	(47.2)	(12.7)%
Withholding tax	4.7	0.7%	4.2	0.7%	4.8	1.3%
Net change in valuation allowance	3.6	0.5%	(5.2)	(0.8)%	(7.6)	(2.1)%
Net change in unrecognized tax benefits	19.6	2.7%	(1.1)	(0.2)%	36.5	9.9%
Legislative Changes	5.1	0.7%	(22.4)	(3.6)%	—	—%
Deferred tax adjustments	11.4	1.6%	3.0	0.5%	0.9	0.2%
Other	14.3	2.0%	9.1	1.4%	5.8	1.6%
Income tax provision and rate	$225.0	31.4%	$142.1	22.7%	$76.6	20.7%
Unrecognized Tax Benefits
We are providing the following disclosures related to our unrecognized tax benefits and the effect on our effective income tax rate if recognized:

	Year Ended December 31,
(In millions)	2021	2020	2019
Beginning balance of unrecognized tax benefits	$379.6	$390.3	$356.4
Additions for tax positions of current year	1.8	2.7	3.4
Additions for tax positions of prior years	9.7	8.3	47.9
Reductions for tax positions of prior years	(1.9)	(18.2)	(16.0)
Reductions for lapses of statutes of limitation and settlements	(0.2)	(3.5)	(1.4)
Ending balance of unrecognized tax benefits	$389.0	$379.6	$390.3

In 2021, our unrecognized tax benefit increased by $9.4 million, primarily related to interest or other adjustments to existing unrecognized tax benefit positions. In 2020, our unrecognized tax benefit decreased by $10.7 million, primarily related to the resolution of audit matters.
If the unrecognized tax benefits at December 31, 2021 were recognized, our income tax provision would decrease by $342.2 million, resulting in a substantially lower effective tax rate. Based on the potential outcome of the Company’s global tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is possible that the unrecognized tax benefits could change significantly within the next 12 months. Absent resolution of significant tax controversy, the associated impact on the reserve balance is estimated to be a decrease of approximately $5.0 million during 2022.
We recognize interest and penalties associated with unrecognized tax benefits in our income tax provision in the Consolidated Statements of Operations. Interest and penalties recorded were $10.5 million, $5.6 million, and $13.1 million, respectively in 2021, 2020 and 2019. We had gross liabilities, for interest and penalties, of $80.0 million at December 31, 2021, $65.3 million at December 31, 2020 and $56.2 million at December 31, 2019.
Most of the unrecognized tax benefit amount of $389.0 million relates to the Americas.
Income Tax Returns
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
Note 20 Commitments and Contingencies
Settlement Agreement Tax Deduction
On March 31, 1998, the Company completed a multi-step transaction (the “Cryovac transaction”) involving W.R. Grace & Co. (“Grace”) which brought the Cryovac packaging business and the former Sealed Air’s business under the common ownership of the Company. As part of that transaction, Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac transaction (including asbestos-related liabilities), other than liabilities relating to Cryovac’s operations, and agreed to indemnify the Company with respect to such retained liabilities. Beginning in 2000, we were served with a number of lawsuits alleging that the Cryovac transaction was a fraudulent transfer or gave rise to successor liability or both, and that, as a result, we were responsible for alleged asbestos liabilities of Grace and its subsidiaries. On April 2, 2001, Grace and a number of its subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In connection with Grace’s Chapter 11 case, the Bankruptcy Court granted the official committees appointed to represent asbestos claimants in Grace’s Chapter 11 case (the “Committees”) permission to pursue against the Company and its subsidiary Cryovac, Inc. fraudulent transfer, successor liability, and other claims based upon the Cryovac transaction. In November 2002, we reached an agreement in principle with the Committees to resolve all current and future asbestos-related claims made against us and our affiliates, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies, in each case, in connection with the Cryovac transaction. A definitive settlement agreement was entered into in 2003 and approved by the Bankruptcy Court in 2005 (such agreement, the "Settlement agreement"). The Settlement agreement was subsequently incorporated into the plan of reorganization for Grace (the "Plan") and the Plan was confirmed by the Bankruptcy Court in 2011 and the U. S. District Court in 2012.
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
As of December 31, 2021, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.

Other Matters
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.
Other Principal Contractual Obligations
At December 31, 2021, we had other principal contractual obligations, which included agreements to purchase an estimated amount of goods, including raw materials, or services in the normal course of business, aggregating to approximately $134.1 million. The estimated future cash outlays are as follows:

Year	Amount (In millions)
2022	$50.5
2023	34.1
2024	23.0
2025	25.5
2026	1.0
Total	$134.1
Asset Retirement Obligations
The Company has recorded asset retirement obligations primarily associated with asbestos abatement, lease restitution and the removal of underground tanks. The Company's asset retirement obligation liabilities were $8.1 million and $10.6 million at December 31, 2021 and 2020, respectively. The Company also recorded assets within property and equipment, net which included $3.0 million and $3.8 million related to buildings and $4.1 million and $5.9 million related to leasehold improvements as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, accumulated depreciation amounts related to buildings was $1.2 million and $1.3 million and leasehold improvements was $3.6 million and $4.4 million, respectively. For the years ended December 31, 2021, 2020 and 2019 accretion expense was $0.3 million.
Note 21 Stockholders’ (Deficit) Equity
Repurchase of Common Stock
On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This current program has no expiration date and replaced all previous authorizations. As of December 31, 2021, there was $896.4 million remaining under the currently authorized program. Share repurchases made prior to August 2, 2021 were under previous Board of Directors share repurchase authorizations, specifically the $1.5 billion authorization made in July 2015, the $1.5 billion authorization made in March 2017 and the $1.0 billion authorization made in May 2018.
During the year ended December 31, 2021, we repurchased 7,875,407 shares for a total of approximately $401.4 million with an average share price of $50.96. Cash outlay for share repurchases during the year ended December 31, 2021 also includes $1.6 million for 35,100 shares purchased in the fourth quarter 2020 and settled in the first quarter 2021. These repurchases were made under open market transactions, including through plans complying with Rule 10b5-1 under the Exchange Act, and pursuant to the share repurchase program authorized by our Board of Directors.
During the year ended December 31, 2020, we repurchased 856,437 shares, for approximately $34.6 million with an average share price of $40.43. These repurchases were made under open market transactions, including through plans complying with Rule 10b5-1 under the Exchange Act, and pursuant to the share repurchase program authorized by our Board of Directors. At December 31, 2020, 74,281 shares repurchased had not yet settled or were not yet reflected by our recordkeeper or in our shares outstanding as of December 31, 2020.
During the year ended December 31, 2019, we repurchased 1,560,633 shares, for approximately $67.2 million with an average share price of $43.09. These repurchases were made under open market transactions, including through plans complying with Rule 10b5-1 under the Exchange Act, and pursuant to the share repurchase program authorized by our Board of Directors.

Dividends
The following table shows our total cash dividends paid in the years ended December 31, 2021, 2020 and 2019:

(In millions, except per share amounts)	Total Cash Dividends Paid	Total Cash Dividends Paid per Common Share
2019	$99.1	$0.64
2020	100.3	0.64
2021	115.8	0.76
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
Common Stock
The following is a summary of changes during the years ended December 31, in shares of our common stock and common stock in treasury:

	2021	2020	2019
Changes in common stock:
Number of shares, beginning of year	231,958,083	231,622,535	231,619,037
Restricted stock shares issued for new awards	—	—	1,478
Restricted stock shares, forfeited	(1,095)	(15,271)	(110,984)
Shares issued for vested restricted stock units	423,302	315,902	164,347
Shares issued for 2017 Three-Year PSU Awards	—	133,752	—
Shares issued for 2018 Three-Year PSU Awards	47,730	—	—
Shares issued for 2020 Three-Year PSU Awards(3)	13,770	—	—
Shares issued for Stock Leverage Opportunity Awards (SLO)	32,128	8,471	6,321
Shares granted and issued under the Omnibus Incentive Plan and Directors Stock Plan to Directors	54,277	42,911	123,824
Canceled shares for tax netting(1)	(44,914)	(150,217)	(181,488)
Number of shares issued, end of year	232,483,281	231,958,083	231,622,535
Changes in common stock in treasury:
Number of shares held, beginning of year	77,068,311	77,109,722	75,964,667
Repurchase of common stock(2)	7,949,688	782,156	1,632,163
Profit sharing contribution paid in stock	(633,875)	(823,567)	(487,108)
Number of shares held, end of year(2)	84,384,124	77,068,311	77,109,722
Number of common stock outstanding, end of year(2)	148,099,157	154,889,772	154,512,813

(1)Effective January 1, 2019, new share issuances for vested awards are netted by the number of shares required to cover the recipients' portion of income tax. The portion withheld for taxes are canceled. Shares netted for taxes in 2021, 2020 and 2019 primarily relates to vesting activity for restricted stock shares issued in prior years.
(2)Repurchase of common stock for the year ended December 31, 2021, as shown above, includes 74,281 shares of common stock that had been repurchased by the Company in 2020 but were not yet settled or not yet reflected by the Recordkeeper as of December 31, 2020. The table above and our Consolidated Balance Sheets reflect the number of shares held in treasury per our Recordkeeper.

(3)Per the terms of his 2019 offer letter, shares equal to the target number of units granted, net of shares withheld for taxes, were issued to our former CFO, James Sullivan, on September 30, 2021.
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
In 2018, the Board of Directors adopted, and stockholders approved an amendment and restatement to the Omnibus Incentive Plan. The amendment added 2,199,114 shares of common stock to the share pool previously available under the Omnibus Incentive Plan.
Additionally, in 2021, the Board of Directors adopted, and at the 2021 Annual Stockholders' Meeting our shareholders approved, an additional amendment and restatement to the Omnibus Incentive Plan. The amendment added 2,999,054 shares of common stock to the share pool previously available under the Omnibus Incentive Plan.
A summary of the changes in common shares available for awards under the Omnibus Incentive Plan and Predecessor Plans follows:

	2021	2020	2019
Number of shares available, beginning of year	3,183,310	4,048,509	4,489,347
Newly approved shares under Omnibus Incentive Plan	2,999,054	—	—
Restricted stock shares forfeited	1,095	15,271	105,960
Restricted stock units awarded	(918,973)	(1,014,667)	(819,808)
Restricted stock units forfeited	115,641	105,832	96,534
Shares issued for 2017 Three-Year PSU Awards	—	(133,752)	—
Shares issued for 2018 Three-Year PSU Awards	(47,730)	—	—
Shares issued for 2020 Three-Year PSU Awards	(13,770)	—	—
Restricted stock units awarded for SLO Awards	(72,043)	(73,731)	(46,195)
SLO units forfeited	—	—	1,580
Director shares granted and issued	(10,160)	(20,835)	(22,015)
Director units granted and deferred(1)	(16,264)	(22,826)	(6,262)
Shares withheld for taxes(2)	290,439	279,509	249,368
Number of shares available, end of year(3)	5,510,599	3,183,310	4,048,509

(1)Director units granted and deferred include the impact of share-settled dividends earned and deferred on deferred shares.
(2)The Omnibus Incentive Plan and 2005 Contingent Stock Plan permit withholding of taxes and other charges that may be required by law to be paid attributable to awards by withholding a portion of the shares attributable to such awards.
(3)The above table excludes approximately 1.5 million contingently issuable shares under the PSU awards and SLO awards, which represents the maximum number of shares that could be issued under those awards as of December 31, 2021.
We record share-based incentive compensation expense in selling, general and administrative expenses and cost of sales on our Consolidated Statements of Operations for both equity-classified awards and liability-classified awards. We record a corresponding credit to additional paid-in capital within stockholders’ equity for equity-classified awards, and to either a current or non-current liability for liability-classified awards based on the fair value of the share-based incentive compensation awards at the date of grant. Total expense for the liability-classified awards continues to be remeasured to fair value at the end of each reporting period. We recognize an expense or credit reflecting the straight-line recognition, net of estimated forfeitures, of the expected cost of the share-based award. The number of PSUs earned may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met.

The following table summarizes the Company’s pre-tax share-based incentive compensation expense and related income tax benefit for the years ended December 31, 2021, 2020 and 2019 related to the Company’s PSU awards, SLO awards and restricted stock awards.

(In millions)	2021	2020	2019
2021 Three-year PSU Awards	$4.2	$—	$—
2020 Three-year PSU Awards	4.5	5.3	—
2019 Three-year PSU Awards	2.2	3.5	4.3
2018 Three-year PSU Awards	—	1.9	0.2
2017 COO and Chief Executive Officer-Designate New Hire Equity Awards(1)	0.1	0.2	0.2
SLO Awards	2.8	2.2	3.2
Other long-term share-based incentive compensation programs(2)	32.0	29.2	26.5
Total share-based incentive compensation expense(3)	$45.8	$42.3	$34.4
Associated tax benefits recognized	$7.5	$7.1	$5.8

(1)    For the year ended December 31, 2020, this amount includes expense associated with award modifications as described under the section titled “Chief Operating Officer (COO) and Chief Executive Officer-Designate 2017 New Hire Equity Awards and 2020 Award Modifications.”
(2)    The amount includes the expenses associated with the restricted stock awards consisting of restricted stock shares, restricted stock units and cash-settled restricted stock unit awards.
(3)    The amounts do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock, as these contributions are not considered share-based incentive compensation.
Restricted Stock, Restricted Stock Units and Cash-Settled Restricted Stock Unit Awards
Restricted stock, restricted stock units and cash-settled restricted stock unit awards (cash payment in an amount equal to the value of the shares on the vesting date) provide for a vesting period. Awards vest earlier in the event of the participant’s death or disability. If a participant terminates employment prior to vesting, then the award of restricted stock, restricted stock units or cash-settled restricted stock unit awards is forfeited, except for certain circumstances following a change in control. The O&C Committee may waive the forfeiture of all or a portion of an award. Historically, restricted stock (but not restricted stock units or cash-settled restricted stock unit awards) granted before January 1, 2018 paid dividends on the same basis as other stockholders entitled to receive dividends. Generally, restricted stock, restricted stock units, and cash-settled stock unit awards granted after January 1, 2018 pay dividend equivalents upon vesting.
The following table summarizes activity for unvested restricted stock and restricted stock units for 2021:

	Restricted stock shares			Restricted stock units
	Shares	Weighted-Average per Share Fair Value on Grant Date	Aggregate Intrinsic Value (in millions)	Shares	Weighted-Average per Share Fair Value on Grant Date	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2020	134,048	$44.11		1,478,435	$35.39
Granted	—	—		918,973	46.65
Vested	(132,953)	44.11	$5.9	(600,376)	37.00	$22.2
Forfeited or expired	(1,095)	44.30		(115,641)	37.27
Non-vested at December 31, 2021	—	$—		1,681,391	$40.84
A summary of the Company’s fair values of its vested restricted stock shares and restricted stock units are shown in the following table:

(In millions)	2021	2020	2019
Fair value of restricted stock shares vested	$6.1	$13.2	$23.7
Fair value of restricted stock units vested	$26.4	$15.6	$10.1

Unrecognized compensation cost and the weighted average period over which the compensation cost is expected to be recognized for its non-vested restricted stock units are shown in the following table:

(In millions)	Unrecognized Compensation Cost	Weighted Average to be recognized (in years)
Restricted Stock units	$44.1	1.1
The non-vested cash awards excluded from table above had $3.2 million unrecognized compensation costs and weighted-average remaining contractual life of approximately 1 year. We have recognized liabilities of $1.9 million in other current liabilities on our Consolidated Balance Sheets. Cash paid for vested cash-settled restricted stock unit awards was $1.4 million and $0.9 million in 2021 and 2020, respectively.
PSU Awards
Three-year PSU awards for 2019, 2020 and 2021
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
The performance goals, weightings and other information regarding PSU awards for 2019, 2020 and 2021 are set forth below:
2019 Three-year PSU Awards: (i) relative total shareholder return ("Relative TSR") over the three-year performance period weighted at 34%; (ii) consolidated Adjusted EBITDA margin measured in the final year of the award weighted at 33%; and (iii) Return on Invested Capital ("ROIC") weighted at 33%. In the third quarter of 2019, the O&C Committee approved PSU awards for an additional pool of individuals in connection with our Reinvent SEE business transformation. The established performance goals are identical to those approved for awards granted to our executive officers and other selected key executives in the first quarter of 2019. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares.

	Relative TSR	Adjusted EBITDA Margin	ROIC
February 13, 2019 grant date
Number of units granted	24,914	33,885	33,885
Fair value on grant date (per unit)	$59.15	$42.21	$42.21
February 14, 2019 grant date
Number of units granted	24,905	32,922	32,922
Fair value on grant date (per unit)	$57.34	$42.10	$42.10
July 11, 2019 grant date
Number of units granted	20,724	25,997	25,997
Fair value on grant date (per unit)	$55.82	$43.22	$43.22
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
The assumptions used to calculate the grant date fair values for grants based on Relative TSR are shown in the following table:

	Expected price volatility	Risk-free interest rate
February 13, 2019 grant date	22.80%	2.55%
February 14, 2019 grant date	22.80%	2.51%
July 11, 2019 grant date	23.00%	1.86%
The PSUs granted based on Adjusted EBITDA margin and ROIC are contingently awarded and will be payable in shares of the Company’s common stock based on the Company’s Adjusted EBITDA margin at the end of the performance period and the Company's ROIC over the three-year award performance period compared to targets set at the time of the grant by the O&C Committee. The fair value of the PSUs is based on grant date fair value which is equivalent to the closing price of one share of the Company’s common stock on the date of grant. The number of PSUs earned based on Adjusted EBITDA margin and ROIC varies according to the outcome of the performance condition. The Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable.
2020 Three-year PSU Awards: (i) Relative TSR over the three-year performance period weighted at 34%; (ii) Adjusted EBITDA compound annual growth rate (“CAGR”) weighted at 33%; and (iii) ROIC weighted at 33%. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares.

	Relative TSR	Adjusted EBITDA CAGR	ROIC
February 12, 2020 grant date
Number of units granted	33,335	35,068	35,068
Fair value on grant date (per unit)	$38.87	$35.86	$35.86
February 13, 2020 grant date
Number of units granted	44,206	42,507	42,507
Fair value on grant date (per unit)	$34.08	$34.40	$34.40
March 1, 2020 grant date
Number of units granted	31,064	29,690	29,690
Fair value on grant date (per unit)	$29.85	$30.31	$30.31
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
The assumptions used to calculate the grant date fair values for grants based on Relative TSR are shown in the following table:

	Expected price volatility	Risk-free interest rate
February 12, 2020 grant date	23.70%	1.40%
February 13, 2020 grant date	23.70%	1.40%
March 1, 2020 grant date	23.70%	0.90%
The PSUs granted based on Adjusted EBITDA CAGR and ROIC are contingently awarded and will be payable in shares of the Company’s common stock based on the Company’s Adjusted EBITDA CAGR over the three-year award performance period and the Company’s ROIC over the three-year award performance period compared to targets set at the time of the grant by the

O&C Committee. The fair value of the PSUs is based on grant date fair value which is equivalent to the closing price of one share of the Company’s common stock on the date of grant. The number of PSUs earned based on Adjusted EBITDA CAGR and ROIC varies based on the probable outcome of the performance condition. The Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable.
2021 Three-year PSU Awards: (i) three-year CAGR of consolidated Adjusted EBITDA weighted at 50% and (ii) ROIC weighted at 50%. Calculation of final achievement on each performance metric is subject to an upward or downward adjustment of up to 25% of the overall combined achievement percentage, based on the results of a relative total shareholder return (“TSR”) modifier. The comparator group for the relative TSR modifier is S&P 500 component companies as of the beginning of the performance period. Shareholder return in the top quartile of the comparator group increases overall achievement of performance metrics by 25% while shareholder return in the bottom quartile of the comparator group decreases overall achievement of the performance metrics by 25%. The total number of shares to be issued, including the modifier, for these awards can range from zero to 250% of the target number of shares.

	Adjusted EBITDA CAGR	ROIC
February 10, 2021 grant date
Number of units granted	41,729	41,729
Fair value on grant date (per unit)	$45.26	$45.26
February 11, 2021 grant date
Number of units granted	51,882	51,882
Fair value on grant date (per unit)	$43.85	$43.85
March 1, 2021 grant date
Number of units granted	29,762	29,762
Fair value on grant date (per unit)	$43.02	$43.02
The assumptions used to calculate the grant date fair values are shown in the following table:

	Expected price volatility	Risk-free interest rate
February 10, 2021 grant date	37.70%	0.20%
February 11, 2021 grant date	37.70%	0.20%
March 1, 2021 grant date	38.00%	0.30%
The following table includes additional information related to estimated earned payout based on the probable outcome of the performance conditions and market condition as of December 31, 2021:

	Estimated Payout %
	Return on Invested Capital	Adjusted EBITDA Margin	Adjusted EBITDA CAGR	Relative TSR(1)	TSR Modifier(1)	Combined
2021 Three-year PSU Awards	100%	N/A	100%	N/A	25%	125%
2020 Three-year PSU Awards	119%	N/A	175%	200%	N/A	165%
2019 Three-year PSU Awards	195%	—%	N/A	200%	N/A	133%
(1)    Relative TSR and Relative TSR Modifier are market-based conditions. Accordingly, we make no assumptions related to future performance. The percentages above represent actual rankings as of December 31, 2021. Any portion of outstanding awards based on the achievement of market-based conditions are accrued at 100% of fair value over the performance period in accordance with ASC 718.
The following table summarizes activity for outstanding three-year PSU awards for 2021:

	Shares	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2020	697,087
Granted(1)	246,746
Converted	(107,398)	$4.4
Forfeited or expired	(98,566)
Outstanding at December 31, 2021	737,869
Fully vested at December 31, 2021	264,302	$11.8

(1)This represents the target number of performance units granted. Actual number of PSUs earned, if any, is dependent upon performance and may range from 0% to 250% percent of the target.
The following table summarizes activity for non-vested three-year PSU awards for 2021:

	Shares	Weighted-Average per Share Fair Value on Grant Date
Non-vested at December 31, 2020	487,456	$38.97
Granted	246,746	44.22
Vested	(232,002)	44.52
Forfeited or expired	(28,633)	38.51
Non-vested at December 31, 2021	473,567	$38.85
 A summary of the Company’s fair value for its vested three-year PSU awards is shown in the following table:

(In millions)	2021	2020	2019
Fair value of Three-year PSU awards vested	$17.8	$9.6	$10.3
A summary of the Company’s unrecognized compensation cost for three-year PSU awards at the current estimated earned payout based on the probable outcome of the performance condition and weighted average periods over which the compensation cost is expected to be recognized as shown in the following table:

(In millions)	Unrecognized Compensation Costs	Weighted Average to be recognized (in years)
2021 Three-year PSU Awards	$6.3	2
2020 Three-year PSU Awards	3.3	1
2019 Three-year PSU Awards	—	0

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
The remaining half of the award, or 35,000 shares, remains performance-vesting, subject to the original performance conditions, but measured as of September 18, 2022 which require that either (i) the Company’s cumulative total stockholder return for January 1, 2018 through September 18, 2022 be in the top 33% of its peers (using the same peers and methodology under the Company’s performance stock unit (PSU) awards) and the Company’s stock price as of September 18, 2022 equals at least $60.00 per share, or (ii) the Company’s stock price as of September 18, 2022 equals at least $75.00 per share. The Letter Agreement provided that the stock price as of September 18, 2022 for this purpose would be determined using a 30-day arithmetic mean of closing prices.
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
The 2021 SLO awards comprise an estimated aggregate of 37,797 restricted stock units as of December 31, 2021. The final number of units issued will be determined based on Annual Incentive Plan payout. During 2021, 72,043 restricted stock units were granted for the 2020 Annual Incentive Plan. We record compensation expense for these awards in selling, general and administrative expenses on the Consolidated Statements of Operations with a corresponding credit to additional paid-in capital within stockholders’ equity, based on the fair value of the awards at the end of each reporting period, which reflects the effects of stock price changes. The expense is recognized over a fifteen-month period.
Note 22 Accumulated Other Comprehensive Loss
The following table provides details of comprehensive loss:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment(1)	Unrecognized Losses on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2019	$(146.1)	$(728.6)	$(34.5)	$0.2	$(909.0)
Other comprehensive (loss) income before reclassifications	(32.1)	6.9	(33.0)	(2.4)	(60.6)
Less: amounts reclassified from accumulated other comprehensive loss	5.7	—	—	0.4	6.1
Net current period other comprehensive (loss) income	(26.4)	6.9	(33.0)	(2.0)	(54.5)
Balance at December 31, 2020	$(172.5)	$(721.7)	$(67.5)	$(1.8)	$(963.5)
Other comprehensive income (loss) before reclassifications	28.7	(38.8)	29.2	3.0	22.1
Less: amounts reclassified from accumulated other comprehensive loss	6.3	—	—	1.2	7.5
Net current period other comprehensive income (loss)	35.0	(38.8)	29.2	4.2	29.6
Balance at December 31, 2021	$(137.5)	$(760.5)	$(38.3)	$2.4	$(933.9)

(1)Includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustments were $(30.2) million, $37.0 million and $(4.5) million for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table provides detail of amounts reclassified from AOCL:

(In millions)	2021	2020	2019	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefits:
Settlements	$(0.9)	$(1.8)	$(0.4)
Prior service credits	—	0.1	0.1
Actuarial losses	(7.4)	(5.9)	(4.9)
Total pre-tax amount	(8.3)	(7.6)	(5.2)	Other (expense) income, net
Tax benefit	2.0	1.9	1.3
Net of tax	(6.3)	(5.7)	(3.9)
Net (losses) gains on cash flow hedging derivatives:(1)
Foreign currency forward contracts	(1.9)	(0.8)	1.6	Cost of sales
Treasury locks	0.1	0.1	0.1	Interest expense, net
Total pre-tax amount	(1.8)	(0.7)	1.7
Tax benefit (expense)	0.6	0.3	(0.6)
Net of tax	(1.2)	(0.4)	1.1
Total reclassifications for the period	$(7.5)	$(6.1)	$(2.8)

(1)These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 15, “Derivatives and Hedging Activities,” for additional details.
Note 23 Other (Expense) Income, net
The following table provides details of other (expense) income, net:

	Year Ended December 31,
(In millions)	2021	2020	2019
Net foreign exchange transaction (loss) gain	$(0.7)	$1.7	$(7.7)
Bank fee expense	(5.0)	(6.3)	(5.0)
Pension income other than service costs	4.4	0.9	1.0
Increase in fair value of equity investments	6.6	15.1	—
Impairment of debt investment(1)	(8.0)	—	—
Foreign currency exchange loss due to high inflationary economies	(3.6)	(4.7)	(4.6)
Loss on debt redemption and refinancing activities	(18.6)	—	(16.1)
Other income(2)	13.2	11.3	13.6
Other (expense)	(5.2)	(5.5)	(5.3)
Other (expense) income, net	$(16.9)	$12.5	$(24.1)

(1)During the year ended December 31, 2021, SEE made investments totaling $8.0 million in another company's convertible debt. Based on information available to SEE specific to the investee and our current expectations of recoverability, we recorded a credit loss resulting in an $8.0 million impairment (establishment of allowance) of the convertible debt investment during the fourth quarter of 2021. SEE maintains no other available-for-sale debt securities as of December 31, 2021. The total allowance for credit losses related to available-for-sale debt securities as of December 31, 2021 is $8.0 million.
(2)During the year ended December 31, 2019, we recorded $4.8 million to other income related to a claim for the overpayment of certain indirect taxes paid by Sealed Air subsidiaries in Brazil, resulting from a double taxation calculation. The 2019 income was recorded as a result of a lower court decision regarding the matter. During the year ended December 31, 2021, the Supreme Court of Brazil issued a final decision that clarified the methodology companies should use in the calculation. Based on the updated methodology approved by the Brazilian Supreme Court, we recorded $5.0 million to other income during the year ended December 31, 2021.

Note 24 Net Earnings per Common Share
The following table shows the calculation of basic and diluted net earnings per common share:

	Year Ended December 31,
(In millions, except per share amounts)	2021	2020	2019
Basic Net Earnings Per Common Share:
Numerator:
Net earnings	$506.8	$502.9	$263.0
Distributed and allocated undistributed net earnings to unvested restricted stockholders	—	(0.2)	(0.5)
Net earnings available to common stockholders	$506.8	$502.7	$262.5
Denominator:
Weighted average number of common shares outstanding - basic	150.9	155.2	154.3
Basic net earnings per common share:
Basic net earnings per common share	$3.36	$3.24	$1.70
Diluted Net Earnings Per Common Share:
Numerator:
Net earnings available to common stockholders	$506.8	$502.7	$262.5
Denominator:
Weighted average number of common shares outstanding - basic	150.9	155.2	154.3
Effect of dilutive stock shares and units	1.5	0.8	0.5
Weighted average number of common shares outstanding - diluted under two-class	152.4	156.0	154.8
Effect of unvested restricted stock - participating security	—	—	0.4
Weighted average number of common shares outstanding - diluted under treasury stock	152.4	156.0	155.2
Diluted net earnings per common share	$3.32	$3.22	$1.69
PSU Awards
We included contingently issuable shares using the treasury stock method for our PSU awards in the diluted weighted average number of common shares outstanding based on the number of contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period. The calculation of diluted weighted average shares outstanding related to PSUs was 0.6 million shares in 2021, and nominal in 2020 and 2019.
SLO Awards
The shares or units associated with the 2021 SLO awards are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the year ended December 31, 2021. These shares or units will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of 2022. Once this determination is made, the shares or units will be included in diluted weighted average number of common shares outstanding if the impact to diluted net earnings per common share is dilutive. The shares or units associated with SLO awards for 2021, 2020 and 2019 were nominal.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness, as of December 31, 2021, of our internal control over financial reporting. The suitable recognized control framework on which management’s evaluation of our internal control over financial reporting is based is the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation under the COSO framework, our management concluded that our internal control over financial reporting as of December 31, 2021 was effective.
Our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2021, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers,” and the balance will be included in our Proxy Statement for our 2022 Annual Meeting of Stockholders under the captions “Corporate Governance,” “Election of Directors — Information Concerning Nominees” and “Election of Directors - Nominees for Election as Directors”, except as set forth below. All such information is incorporated herein by reference.
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

Item 11. Executive Compensation
The information required in response to this Item will be set forth in our Proxy Statement for our 2022 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” and “Corporate Governance - Board Meetings, Committee Membership and Attendance.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
The information required in response to this Item will be set forth in our Proxy Statement for our 2022 Annual Meeting of Stockholders under the captions “Beneficial Ownership Table” and “Equity Compensation Plan Information.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director
Independence
The information required in response to this Item will be set forth in our Proxy Statement for our 2022 Annual Meeting of Stockholders under the captions “Corporate Governance - Board of Directors Overview - Independence of Directors” and “Certain Relationships and Related Person Transactions.” Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required in response to this Item will be included in our Proxy Statement for our 2022 Annual Meeting of Stockholders under the captions “Principal Independent Auditor Fees” and “Audit Committee Pre-Approval Policies and Procedures.” Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this Annual Report on Form 10-K:
(1) Financial Statements
See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K in Part II Item 8.
(2) Financial Statement Schedule
See Schedule II — Valuation and Qualifying Accounts and Reserves — Years Ended December 31, 2021, 2020 and 2019 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable or the amounts involved are not material.

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

4.5	Form of 4.875% Senior Note due 2022. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report November 24, 2014, File No. 1-12139, is incorporated herein by reference.)

4.6	Form of 5.125% Senior Note due 2024 (Exhibit 4.3 to the Company’s Current Report on Form 8-K, Date of Report November 24, 2014, File No. 1-12139, is incorporated herein by reference.)

4.7
Indenture, dated as of June 16, 2015, by and among Sealed Air Corporation, the Guarantors party thereto, U.S. Bank National Association, Elavon Financial Services Limited and Elavon Financial Services Limited, UK Branch. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report June 11, 2015, File No. 1-12139, is incorporated herein by reference.)

4.8	Form of 5.500% Senior Note due 2025. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report June 11, 2015, File No. 1-12139, is incorporated herein by reference.)

4.9	Form of 4.500% Senior Note due 2023. (Exhibit 4.3 to the Company’s Current Report on Form 8-K, Date of Report June 11, 2015, File No. 1-12139, is incorporated herein by reference.)

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

4.13	Form of 4.000% Senior Note due 2027. (Exhibit 4.2 to the Company's Current Report on Form 8-K, Date of Report November 21, 2019, File No. 1-12139, is incorporated herein by reference.)

Exhibit Number	Description
4.14
Indenture, dated as of September 29, 2021, by and among Sealed Air Corporation, Guarantors party thereto and U.S. Bank National Association. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report September 28, 2021, File No. 1-12139, is incorporated herein by reference.)

4.15	Form of 1.573% Senior Secured Notes due 2026. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report September 28, 2021, File No. 1-12139, is incorporated herein by reference.)

4.16	Description of Securities. (Exhibit 4.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-12139, is incorporated herein by reference.)

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

10.8	Fees to be paid to the Company's Non-Employee Directors — 2022.*

10.9
Fees to be paid to the Company's Non-Employee Directors - 2021. (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, File No. 1-12139, is incorporated herein by reference.)*

10.10
Sealed Air Corporation Annual Incentive Plan, as amended and restated on October 4, 2017 (Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.11
Sealed Air Corporation Deferred Compensation Plan for Key Employees (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 25, 2013, file No. 1-12139, is incorporated herein by reference.)*

10.12
Sealed Air Corporation Policy on Recoupment of Incentive Compensation from Executives in the Event of Certain Restatements, as amended February 18, 2010. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report February 18, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.13
Offer Letter Agreement, dated September 5, 2017, between Edward L. Doheny II and the Company. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report September 2, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.14
Letter Agreement, dated December 10, 2020, between Edward L. Doheny II and the Company. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report December 10, 2020, File No. 1-12139, is incorporated herein by reference.)*

10.15	2014 Omnibus Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 22, 2014, File No. 1-12139, is incorporated herein by reference.)*

Exhibit Number	Description
10.16
2014 Omnibus Incentive Plan (as amended and restated effective May 17, 2018) (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 17, 2018, File No. 1-12139, is incorporated herein by reference.)*

10.17
2014 Omnibus Incentive Plan (as amended and restated effective May 18, 2021) (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 18, 2021, File No. 1-12139, is incorporated herein by reference.)*

10.18
Third Amended and Restated Syndicated Facility Agreement, dated as of July 12, 2018, by and among Sealed Air Corporation and certain of its subsidiaries party thereto, Bank of America, N.A., as agent, and the other financial institutions party thereto, and Amendment No. 1 thereto (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report July 12, 2018, File No. 1-12139, is incorporated herein by reference.)

10.19
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

10.20
 Amendment to Third Amended and Restated Syndicated Facility Agreement and Pledge and Security Agreement, dated as of September 9, 2021, by and among Sealed Air Corporation, Bank of America, N.A. and the undersigned Lenders (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 1-12139, is incorporated herein by reference.)

10.21
Amendment No. 4 to Third Amended and Restated Syndicated Facility Agreement, dated as of November 5, 2021, by and among Sealed Air Corporation, on behalf of itself and certain of subsidiaries, and Sealed Air Corporation (US), Bank of America, N.A., as agent and the other financial institutions party thereto.

10.22
Equity Purchase Agreement, dated as of April 30, 2019, by and between the Company, Automated Packaging Systems, Inc. and the Seller Parties named therein. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, File No. 1-12139, is incorporated herein by reference.)

10.23
Offer Letter Agreement, dated June 20, 2019, between James M. Sullivan and Sealed Air Corporation. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 19, 2019, File No. 1-12139, is incorporated herein by reference.)*

10.24
Extension Letter, dated November 23, 2020, between James M. Sullivan and the Company. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report November 23, 2020, File No. 1-12139, is incorporated herein by reference.)*

10.25
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
10.31
Form of Notice of Grant of Restricted Stock Unit Award (Stock Leverage Opportunity) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 16, 2015. (Exhibit 10.46 to the Company’s Annual Report on Form10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.32
Form of Notice of Grant of Restricted Stock Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 13, 2018 (Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.33
Form of Notice of Grant of Restricted Stock Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 16, 2015. (Exhibit 10.47 to the Company’s Annual Report on Form10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

21	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Edward L. Doheny II, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated February 22, 2022.

31.2	Certification of Christopher J. Stephens, Jr., Senior Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated February 22, 2022.

32
Certification of Edward L. Doheny II, President and Chief Executive Officer of the Company, and Christopher J. Stephens, Jr., Senior Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated February 22, 2022.

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

(2) Financial Statement Schedule
SEALED AIR CORPORATION AND SUBSIDIARIES
SCHEDULE II
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2021, 2020 and 2019

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Foreign Currency Translation and Other	Balance at End of Year
(In millions)
Year Ended December 31, 2021
Allowance for credit losses on trade receivables	$11.7	$2.1	$(2.5)	(1)	$(0.2)	$11.1
Inventory obsolescence reserve	$21.1	$9.5	$(5.8)	(2)	$(0.7)	$24.1
Valuation allowance on deferred tax assets	$207.1	$3.7	$(6.2)	(3)	$(15.0)	$189.6
Allowance for credit loss on debt investment	$—	$8.0	$—		$—	$8.0
Year Ended December 31, 2020
Allowance for credit losses on trade receivables	$8.2	$3.7	$(0.2)	(1)	$—	$11.7
Inventory obsolescence reserve	$19.6	$9.0	$(7.8)	(2)	$0.3	$21.1
Valuation allowance on deferred tax assets	$197.6	$(1.4)	$(6.5)	(3)	$17.4	$207.1
Year Ended December 31, 2019
Allowance for credit losses on trade receivables	$9.1	$2.5	$(3.4)	(1)	$—	$8.2
Inventory obsolescence reserve	$18.1	$7.2	$(5.6)	(2)	$(0.1)	$19.6
Valuation allowance on deferred tax assets	$218.4	$(14.0)	$(2.7)		$(4.1)	$197.6

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
Date: February 22, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/S/ EDWARD L. DOHENY II	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2022
Edward L. Doheny II

By:	/S/ CHRISTOPHER J. STEPHENS, JR.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2022
Christopher J. Stephens, Jr.

By:	/S/ MICHAEL A. LEON	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 22, 2022
Michael A. Leon

By:	/S/ ZUBAID AHMAD	Director	February 22, 2022
Zubaid Ahmad

By:	/S/ FRANÇOISE COLPRON	Director	February 22, 2022
Françoise Colpron

By:	/S/ MICHAEL P. DOSS	Director	February 22, 2022
Michael P. Doss

By:	/S/ HENRY R. KEIZER	Director	February 22, 2022
Henry R. Keizer

By:	/S/ HARRY A. LAWTON III	Director	February 22, 2022
Harry A. Lawton III

By:	/S/ NEIL LUSTIG	Director	February 22, 2022
Neil Lustig

By:	/S/ SUZANNE B. ROWLAND	Director	February 22, 2022
Suzanne B. Rowland

By:	/S/ JERRY R. WHITAKER	Director	February 22, 2022
Jerry R. Whitaker