Form 10-Q
period 2022-03-31
SEALED AIR CORP/DE
filed 2022-05-05
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 146,084,428 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of April 29, 2022.

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
The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: global economic and political conditions, currency translation and devaluation effects, changes in raw material pricing and availability, competitive conditions, the success of new product offerings, consumer preferences, the effects of animal and food-related health issues, the effects of epidemics or pandemics, including the Coronavirus Disease 2019, negative impacts related to the ongoing conflict between Russia and Ukraine and related sanctions, export restrictions and other counteractions thereto, changes in energy costs, environmental matters, the success of our restructuring activities, the success of our merger, acquisition and equity investment strategies, the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts, changes in our credit ratings, the tax benefit associated with the Settlement agreement (as defined in Note 18 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report), regulatory actions and legal matters, and the other information referenced in Part I, Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC, and in any of our subsequent SEC filings. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In USD millions, except share and per share data)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$278.2	$561.0
Trade receivables, net of allowance for credit losses of $12.6 in 2022 and $11.1 in 2021	677.5	620.3
Income tax receivables	17.1	28.8
Other receivables	80.8	83.7
Inventories, net of inventory reserves of $26.3 in 2022 and $24.1 in 2021 (Note 7)	843.7	725.7
Prepaid expenses and other current assets	49.7	50.1
Total current assets	1,947.0	2,069.6
Property and equipment, net (Note 8)	1,252.3	1,232.0
Goodwill (Note 9)	2,192.2	2,189.4
Identifiable intangible assets, net (Note 9)	150.9	152.6
Deferred taxes	138.2	138.4
Non-current assets held for sale	—	1.5
Operating lease right-of-use-assets (Note 4)	65.5	63.8
Other non-current assets	370.9	382.0
Total assets	$6,117.0	$6,229.3
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings (Note 13)	$1.1	$1.3
Current portion of long-term debt (Note 13)	9.2	487.2
Current portion of operating lease liabilities (Note 4)	21.2	21.2
Accounts payable	958.1	959.9
Accrued restructuring costs (Note 12)	8.6	10.2
Income tax payable	40.6	22.7
Other current liabilities	444.1	504.8
Total current liabilities	1,482.9	2,007.3
Long-term debt, less current portion (Note 13)	3,689.5	3,219.6
Long-term operating lease liabilities, less current portion (Note 4)	45.8	44.5
Deferred taxes	45.7	46.7
Non-current liabilities held for sale	—	0.9
Other non-current liabilities	662.7	661.6
Total liabilities	5,926.6	5,980.6
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2022 and 2021	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 233,158,607 in 2022 and 232,483,281 in 2021; shares outstanding: 146,082,455 in 2022 and 148,099,157 in 2021	23.3	23.2
Additional paid-in capital	2,122.9	2,123.4
Retained earnings	2,909.3	2,790.7
Common stock in treasury, 87,076,152 shares in 2022 and 84,384,124 shares in 2021	(3,939.0)	(3,754.7)
Accumulated other comprehensive loss, net of taxes (Note 20)	(926.1)	(933.9)
Total stockholders’ equity	190.4	248.7
Total liabilities and stockholders’ equity	$6,117.0	$6,229.3

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In USD millions, except per share data)	2022	2021
Net sales	$1,417.6	$1,267.1
Cost of sales	940.6	866.0
Gross profit	477.0	401.1
Selling, general and administrative expenses	205.0	188.9
Amortization expense of intangible assets	9.4	9.7
Restructuring charges (Note 12)	0.5	—
Operating profit	262.1	202.5
Interest expense, net	(38.9)	(43.1)
Other (expense) income, net (Note 21)	(14.2)	1.0
Earnings before income tax provision	209.0	160.4
Income tax provision (Note 17)	59.4	54.6
Net earnings from continuing operations	149.6	105.8
(Loss) Gain on sale of discontinued operations, net of tax	(0.4)	4.3
Net earnings	$149.2	$110.1
Basic:
Continuing operations	$1.01	$0.68
Discontinued operations	—	0.03
Net earnings per common share - basic (Note 22)	$1.01	$0.71
Diluted:
Continuing operations	$1.00	$0.68
Discontinued operations	—	0.03
Net earnings per common share - diluted (Note 22)	$1.00	$0.71
Weighted average number of common shares outstanding: (Note 22)
Basic	147.6	154.1
Diluted	149.5	155.4

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2022			2021
(In USD millions)	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings			$149.2			$110.1
Other comprehensive income (loss):
Recognition of pension items	$1.1	$(0.3)	0.8	$1.7	$(1.9)	(0.2)
Unrealized gains on derivative instruments for net investment hedge	6.7	(1.7)	5.0	23.3	(5.8)	17.5
Unrealized (losses) gains on derivative instruments for cash flow hedge	(2.1)	0.6	(1.5)	2.6	(0.8)	1.8
Foreign currency translation adjustments	3.5	—	3.5	(25.2)	—	(25.2)
Other comprehensive income (loss)	$9.2	$(1.4)	7.8	$2.4	$(8.5)	(6.1)
Comprehensive income, net of taxes			$157.0			$104.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In USD millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Equity
Balance at December 31, 2021	$23.2	$2,123.4	$2,790.7	$(3,754.7)	$(933.9)	$248.7
Effect of share-based incentive compensation	0.1	(7.4)	—	—	—	(7.3)
Stock issued for profit sharing contribution paid in stock	—	6.9	—	15.8	—	22.7
Repurchases of common stock	—	—	—	(200.1)	—	(200.1)
Recognition of pension items, net of taxes	—	—	—	—	0.8	0.8
Foreign currency translation adjustments	—	—	—	—	3.5	3.5
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	3.5	3.5
Net earnings	—	—	149.2	—	—	149.2
Dividends on common stock ($0.20 per share)	—	—	(30.6)	—	—	(30.6)
Balance at March 31, 2022	$23.3	$2,122.9	$2,909.3	$(3,939.0)	$(926.1)	$190.4

Balance at December 31, 2020	$23.2	$2,093.0	$2,400.7	$(3,380.9)	$(963.5)	$172.5
Effect of share-based incentive compensation	—	(2.4)	—	—	—	(2.4)
Stock issued for profit sharing contribution paid in stock	—	0.2	—	27.8	—	28.0
Repurchases of common stock	—	—	—	(175.5)	—	(175.5)
Recognition of pension items, net of taxes	—	—	—	—	(0.2)	(0.2)
Foreign currency translation adjustments	—	—	—	—	(25.2)	(25.2)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	19.3	19.3
Net earnings	—	—	110.1	—	—	110.1
Dividends on common stock ($0.16 per share)	—	—	(25.2)	—	—	(25.2)
Balance at March 31, 2021	$23.2	$2,090.8	$2,485.6	$(3,528.6)	$(969.6)	$101.4
See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In USD millions)	2022	2021
Net earnings	$149.2	$110.1
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	45.3	45.5
Share-based incentive compensation	17.3	11.1
Profit sharing expense	8.6	5.8
Loss on debt redemption and refinancing activities	0.7	—
Provision for allowance for credit losses on trade receivables	1.8	0.7
Provisions for inventory obsolescence	4.5	3.2
Deferred taxes, net	(2.3)	0.9
Net loss (gain) on sale of business	0.4	(2.2)
Impairment of equity investment	15.5	—
Other non-cash items	(3.1)	3.4
Changes in operating assets and liabilities:
Trade receivables, net	(57.1)	(56.0)
Inventories, net	(119.9)	(70.9)
Accounts payable	10.5	69.3
Customer advance payments	1.7	2.6
Income tax receivable/payable	30.2	44.4
Other assets and liabilities	(54.9)	(88.0)
Net cash provided by operating activities	$48.4	$79.9
Cash flows from investing activities:
Capital expenditures	(67.0)	(43.9)
Proceeds related to sale of business and property and equipment, net	7.1	0.6
Business acquired in purchase transactions, net of cash acquired	(9.1)	—
Payments associated with debt, equity and equity method investments	(1.3)	(6.0)
Settlement of foreign currency forward contracts	1.0	8.2
Other investing activities	—	0.1
Net cash used in investing activities	$(69.3)	$(41.0)
Cash flows from financing activities:
Net (payments) proceeds of short-term borrowings	(0.1)	1.7
Proceeds from long-term debt	0.8	—
Payments of long-term debt	—	(2.8)
Payments of debt modification/extinguishment costs	(4.1)	—
Dividends paid on common stock	(31.1)	(25.8)
Impact of tax withholding on share-based compensation	(24.8)	(13.7)
Repurchases of common stock	(200.1)	(177.1)
Principal payments related to financing leases	(2.7)	(2.6)
Net cash used in financing activities	$(262.1)	$(220.3)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$0.2	$2.7
Cash Reconciliation:
Cash and cash equivalents	561.0	548.7
Restricted cash and cash equivalents	—	—
Balance, beginning of period	$561.0	$548.7
Net change during the period	(282.8)	(178.7)
Cash and cash equivalents	278.2	370.0
Restricted cash and cash equivalents	—	—
Balance, end of period	$278.2	$370.0
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$41.0	$43.3
Income tax payments (refunds), net	$24.7	$(1.6)
Restructuring payments including associated costs	$12.0	$5.0
Non-cash items:
Transfers of shares of common stock from treasury for profit-sharing contributions	$22.7	$28.0
See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 Organization and Basis of Presentation
Organization
We are a leading global provider of packaging solutions integrating high-performance materials, automation, equipment and services. Sealed Air Corporation designs and delivers packaging solutions that protect goods, preserve food, automate packaging processes, enable eCommerce and digital connectivity for packaged goods. Our packaging solutions help customers automate their operations to be increasingly touchless and more resilient, safer, less wasteful, and enhance brand engagement with consumers. We deliver our packaging solutions to an array of end markets including fresh proteins, foods, fluids, medical and healthcare, eCommerce, logistics and omnichannel fulfillment operations, and industrials.
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
Basis of Presentation
Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our Condensed Consolidated Balance Sheet as of March 31, 2022 and our Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 have been made. The results set forth in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. All amounts are in millions, except per share amounts, and approximate due to rounding. All amounts are presented in U.S. dollar, unless otherwise specified.
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
We are responsible for the unaudited Condensed Consolidated Financial Statements and notes included in this report. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Form 10-K”), which was filed with the SEC on February 22, 2022, and with the information contained in our other publicly-available filings with the SEC.
When we cross reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.
There were no significant changes to our significant accounting policies as disclosed in “Note 2 – Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of our audited consolidated financial statements and notes thereto included in our 2021 Form 10-K.
Impact of Inflation and Currency Fluctuation
Argentina

Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into U.S. dollars using the current exchange rate available to us. The impact of any changes in the exchange rate are reflected within Other (expense) income, net on the Condensed Consolidated Statements of Operations. The Company recorded $1.0 million and $1.4 million of remeasurement losses for the three months ended March 31, 2022 and 2021, respectively.
Note 2 Recently Adopted and Issued Accounting Standards
Recently Adopted Accounting Standards
In July 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments (“ASU 2021-05”). ASU 2021-05 requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease at commencement if the lease would have been classified as a sales-type or direct financing lease and the lessor would have recognized a selling loss at lease commencement. The Company adopted ASU 2021-05 on January 1, 2022. The adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements.
Recently Issued Accounting Standards
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance ("ASU 2021-10"). ASU 2021-10 requires business entities to disclose information about certain types of government assistance received in the notes to the financial statements. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. We do not believe that the adoption of ASU 2021-10 will have an impact on the Company's Condensed Consolidated Financial Statements with the exception of new disclosures, if government assistance provided to the Company were to be material in the future.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Topic 606, Revenue from Contracts with Customers. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the adoption date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The impact of adoption on the Company's Condensed Consolidated Financial Statements will be prospective only and will depend on the magnitude of any future business acquisitions.
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
As discussed in Note 6, “Segments,” our reporting segments are Food and Protective. Our Food applications are largely sold directly to end customers, while our Protective products are sold through business supply distributors and directly to end customers.
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
Other Revenue Recognition Considerations:
Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. Revenue recognized from performance obligations satisfied in previous reporting periods was an increase of $0.2 million and a reduction of $0.2 million for the three months ended March 31, 2022 and 2021, respectively.
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
Disaggregated Revenue
For the three months ended March 31, 2022 and 2021, revenues from contracts with customers summarized by Segment and Geography were as follows:

	Three Months Ended March 31, 2022
(In millions)	Food	Protective	Total
Americas	$524.9	$399.9	$924.8
EMEA	166.6	123.8	290.4
APAC	110.4	84.6	195.0
Topic 606 Segment Revenue	801.9	608.3	1,410.2
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	5.8	1.6	7.4
Total	$807.7	$609.9	$1,417.6

	Three Months Ended March 31, 2021
(In millions)	Food	Protective	Total
Americas	$434.8	$348.1	$782.9
EMEA	151.9	128.5	280.4
APAC	109.9	86.8	196.7
Topic 606 Segment Revenue	696.6	563.4	1,260.0
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	5.6	1.5	7.1
Total	$702.2	$564.9	$1,267.1
Contract Balances
The time when a performance obligation is satisfied and the time when billing and payment occur are generally closely aligned, subject to agreed payment terms, with the exception of equipment accruals, which can be used to purchase both automated and standard range equipment. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the materials transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and when the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The following contract assets and liabilities are included within Prepaid expenses and other current assets and Other current liabilities, or Other non-current liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021:

(In millions)	March 31, 2022	December 31, 2021
Contract assets	$0.7	$1.2
Contract liabilities	$19.3	$20.2
The contract liability balances represent deferred revenue, primarily related to equipment accruals. Revenue recognized in the three months ended March 31, 2022 and 2021 that was included in the contract liability balance at the beginning of the period was $4.4 million and $5.8 million, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.
Remaining Performance Obligations
The following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of March 31, 2022 and December 31, 2021, as well as the expected timing of recognition of that transaction price.

(In millions)	March 31, 2022	December 31, 2021
Short-Term (12 months or less)(1)	$15.7	$15.9
Long-Term	3.6	4.3
Total transaction price	$19.3	$20.2

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

All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our sales-type lease receivable balances at March 31, 2022 and December 31, 2021 were as follows:

(In millions)	March 31, 2022	December 31, 2021
Short-Term (12 months or less)	$5.9	$5.7
Long-Term	17.7	18.8
Lease receivables	$23.6	$24.5
Sales-type and operating lease revenue was less than 1% of net trade sales for the three months ended March 31, 2022 and year ended December 31, 2021.
Lessee
SEE has contractual obligations as a lessee with respect to warehouses, offices and manufacturing facilities, IT equipment, automobiles, and material production equipment.
The following table details our lease obligations included in our Condensed Consolidated Balance Sheets.

(In millions)	March 31, 2022	December 31, 2021
Other non-current assets:
Finance leases - ROU assets	$58.2	$58.0
Finance leases - Accumulated depreciation	(28.8)	(27.3)
Operating lease right-of-use-assets:
Operating leases - ROU assets	139.8	133.5
Operating leases - Accumulated depreciation	(74.3)	(69.7)
Total lease assets	$94.9	$94.5
Current portion of long-term debt:
Finance leases	$(9.2)	(10.2)
Current portion of operating lease liabilities:
Operating leases	(21.2)	(21.2)
Long-term debt, less current portion:
Finance leases	(18.9)	(19.2)
Long-term operating lease liabilities, less current portion:
Operating leases	(45.8)	(44.5)
Total lease liabilities	$(95.1)	$(95.1)
At March 31, 2022, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(In millions)	Finance leases	Operating leases
Remainder of 2022	$8.2	$18.6
2023	7.8	19.6
2024	3.0	13.6
2025	2.1	9.6
2026	2.0	6.9
Thereafter	10.0	6.8
Total lease payments	33.1	75.1
Less: Interest	(5.0)	(8.1)
Present value of lease liabilities	$28.1	$67.0
The following lease cost is included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(In millions)	2022	2021
Lease cost(1)
Finance leases
Amortization of ROU assets	$2.7	$2.6
Interest on lease liabilities	0.3	0.4
Operating leases	8.5	7.7
Short-term lease cost	0.4	1.1
Variable lease cost	1.6	1.9
Total lease cost	$13.5	$13.7

(1) With the exception of Interest on lease liabilities, we record lease costs to Cost of sales or Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations, depending on the use of the leased asset. Interest on lease liabilities is recorded to Interest expense, net on the Condensed Consolidated Statements of Operations.
The following table details cash paid related to operating and finance leases included in our Condensed Consolidated Statements of Cash Flows and new ROU assets included in our Condensed Consolidated Balance Sheets:

	Three Months Ended March 31,
(In millions)	2022	2021
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$1.1	$1.8
Operating cash flows - operating leases	$8.7	$8.0
Financing cash flows - finance leases	$2.7	$2.6

ROU assets obtained in exchange for new finance lease liabilities	$1.4	$1.1
ROU assets obtained in exchange for new operating lease liabilities	$9.2	$2.4

	Three Months Ended March 31,
	2022	2021
Weighted average information:
Finance leases
Remaining lease term (in years)	5.9	6.1
Discount rate	4.6%	4.8%
Operating leases
Remaining lease term (in years)	4.3	4.5
Discount rate	4.5%	5.0%

Note 5 Acquisition and Divestiture Activity
Acquisition of Foxpak Flexibles Ltd.

On February 2, 2022, SEE acquired Foxpak Flexibles Ltd. (“Foxpak”), a privately-owned Irish packaging solutions company. Foxpak is a digital printing pioneer that partners with brands to deliver highly decorated packaging solutions; stand-up and spout pouches, and sachets that serve a variety of markets including food retail, pet food, seafood, and snacks. This transaction resulted in a purchase price paid of $9.1 million. The Company allocated the consideration transferred to the fair value of assets acquired and liabilities assumed, resulting in an allocation to goodwill of $5.0 million and $2.5 million to identifiable intangible assets. The acquisition is included in our Food reporting segment. Goodwill is not deductible for tax purposes. A deferred tax liability of $0.3 million on identifiable intangible assets was recorded on the opening balance sheet.
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
The selling price of the business was $82.5 million, paid in cash during the fourth quarter 2021. We recorded a $45.3 million pre-tax gain on the sale of the business, within Gain (Loss) on sale of businesses and property and equipment on the Consolidated Statements of Operations for the year ended December 31, 2021. The business had a net carrying value of $35.8 million, which included inventory of $6.8 million, trade receivables of $6.6 million, property and equipment of $1.0 million, and goodwill of $23.2 million. The goodwill is not deductible for tax purposes. The assets were partially offset by accrued liabilities which were individually immaterial. We recorded $17.3 million in tax expense related to the gain from the sale of Reflectix within Income tax provision on the Consolidated Statements of Operations for the year ended December 31, 2021.
The sales price is subject to final and customary purchase price true-ups. We maintain no on-going investment or relationship that would result in the sold business becoming a related party.
Note 6 Segments
The Company’s segment reporting structure consists of two reportable segments as follows and a Corporate category:
•Food
•Protective
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
The following tables show Net sales and Segment Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
(In millions)	2022	2021
Net sales:
Food	$807.7	$702.2
As a % of Consolidated net sales	57.0%	55.4%
Protective	609.9	564.9
As a % of Consolidated net sales	43.0%	44.6%
Consolidated Net sales	$1,417.6	$1,267.1

	Three Months Ended March 31,
(In millions)	2022	2021
Segment Adjusted EBITDA:
Food	$200.4	$156.9
Adjusted EBITDA Margin	24.8%	22.3%
Protective	127.4	109.9
Adjusted EBITDA Margin	20.9%	19.5%
Total Segment Adjusted EBITDA	$327.8	$266.8
The following table shows a reconciliation of Segment Adjusted EBITDA to Earnings before income tax provision:

	Three Months Ended March 31,
(In millions)	2022	2021
Food Adjusted EBITDA	$200.4	$156.9
Protective Adjusted EBITDA	127.4	109.9
Corporate Adjusted EBITDA	(0.9)	1.4
Interest expense, net	(38.9)	(43.1)
Depreciation and amortization(1)	(63.2)	(56.9)
Special Items:
Restructuring charges(2)	(0.5)	—
Other restructuring associated costs(3)	(3.1)	(5.3)
Foreign currency exchange loss due to highly inflationary economies	(1.0)	(1.4)
Loss on debt redemption and refinancing activities	(0.7)	—
Impairment of equity investment	(15.5)	—
Charges related to acquisition and divestiture activity	0.9	(0.3)
Other Special Items(4)	4.1	(0.8)
Pre-tax impact of Special Items	(15.8)	(7.8)
Earnings before income tax provision	$209.0	$160.4

(1)Depreciation and amortization by segment were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Food	$36.5	$31.7
Protective	26.7	25.2
Total Company depreciation and amortization(i)	$63.2	$56.9

(i)    Includes share-based incentive compensation of $17.9 million and $11.5 million for the three months ended March 31, 2022 and 2021, respectively.

(2)Restructuring charges by segment were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Food	$0.6	$(0.2)
Protective	(0.1)	0.2
Total Company restructuring charges	$0.5	$—
(3)Restructuring associated costs for the three months ended March 31, 2022 primarily relate to fees paid to third-party consultants in support of the Reinvent SEE business transformation. Restructuring associated costs for the three months ended March 31, 2021, primarily relate to a one-time, non-cash cumulative translation adjustment (CTA) loss recognized due to the wind-up of one of our legal entities as well as fees paid to third-party consultants in support of the Reinvent SEE business transformation.
(4)Other Special Items for the three months ended March 31, 2022 primarily relate to a one-time gain on the disposal of land in the United Kingdom (UK).

Assets by Reportable Segments

The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventory, net; property and equipment, net; goodwill; intangible assets, net; and leased systems, net.

(In millions)	March 31, 2022	December 31, 2021
Assets allocated to segments:
Food	$2,309.8	$2,169.0
Protective	2,901.8	2,844.3
Total segments	5,211.6	5,013.3
Assets not allocated:
Cash and cash equivalents	$278.2	$561.0
Non-current assets held for sale	—	1.5
Income tax receivables	17.1	28.8
Other receivables	80.8	83.7
Deferred taxes	138.2	138.4
Other	391.1	402.6
Total	$6,117.0	$6,229.3

Note 7 Inventories, net

The following table details our inventories, net:

(In millions)	March 31, 2022	December 31, 2021
Raw materials	$197.7	$167.6
Work in process	177.7	158.0
Finished goods	468.3	400.1
Total	$843.7	$725.7

Note 8 Property and Equipment, net

The following table details our property and equipment, net.

(In millions)	March 31, 2022	December 31, 2021
Land and improvements	$47.8	$47.0
Buildings	792.1	790.2
Machinery and equipment	2,594.2	2,554.0
Other property and equipment	124.6	124.2
Construction-in-progress	197.0	200.8
Property and equipment, gross	3,755.7	3,716.2
Accumulated depreciation and amortization	(2,503.4)	(2,484.2)
Property and equipment, net	$1,252.3	$1,232.0
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment and finance lease ROU assets.

	Three Months Ended March 31,
(In millions)	2022	2021
Interest cost capitalized	$1.7	$1.5
Depreciation and amortization expense(1)	$35.9	$35.9

(1)Includes amortization expense of finance lease ROU assets of $2.7 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively.
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
Allocation of Goodwill to Reporting Segment
The following table shows our goodwill balances by reportable segment:

(In millions)	Food	Protective	Total
Gross Carrying Value at December 31, 2021	$576.6	$1,803.0	$2,379.6
Accumulated amortization(1)	(49.3)	(140.9)	(190.2)
Carrying Value at December 31, 2021	$527.3	$1,662.1	$2,189.4
Acquisition(2)	5.0	—	5.0
Currency translation	(0.1)	(2.1)	(2.2)
Carrying Value at March 31, 2022	$532.2	$1,660.0	$2,192.2

(1)There was no change to our accumulated amortization balance during the three months ended March 31, 2022.
(2)Represents the allocation of goodwill related to our acquisition of Foxpak. See Note 5, "Acquisition and Divestiture Activity," for further details.
Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives. As of March 31, 2022, there were no impairment indicators present.

	March 31, 2022			December 31, 2021
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$102.9	$(43.9)	$59.0	$102.7	$(42.4)	$60.3
Trademarks and tradenames	31.3	(12.3)	19.0	31.2	(11.5)	19.7
Software	130.6	(95.9)	34.7	125.5	(90.5)	35.0
Technology	67.4	(40.1)	27.3	64.9	(38.3)	26.6
Contracts	11.5	(9.5)	2.0	11.5	(9.4)	2.1
Total intangible assets with definite lives	343.7	(201.7)	142.0	335.8	(192.1)	143.7
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$352.6	$(201.7)	$150.9	$344.7	$(192.1)	$152.6
The following table shows the remaining estimated future amortization expense at March 31, 2022.

Year	Amount (In millions)
Remainder of 2022	$26.3
2023	27.2
2024	21.1
2025	15.0
2026	9.3
Thereafter	43.1
Total	$142.0

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
Note 10 Accounts Receivable Securitization Programs

U.S. Accounts Receivable Securitization Program
We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to a wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables to two banks and issuers of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries. Any transfers of fractional ownership interests of receivables under the U.S. receivables securitization program to the two banks and issuers of commercial paper administered by these banks are considered secured borrowings with the underlying receivables as collateral and will be classified as short-term borrowings on our Condensed Consolidated Balance Sheets. These banks do not have any recourse against the general credit of the Company. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There were no borrowings or corresponding net trade receivables maintained as collateral as of March 31, 2022 or December 31, 2021.
As of March 31, 2022, the maximum purchase limit for receivable interests was $50.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $50.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of March 31, 2022, the amount available to us under the program was $50.0 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a decline in the amounts available to us under the program or termination of the program.

The program expires annually and is renewable.
European Accounts Receivable Securitization Program
We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks, and issuers of commercial paper administered by these banks. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV and are exposed to the risk of uncollectible receivables held by the SPV. Therefore, the SPV is consolidated in our Condensed Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as short-term borrowings on our Condensed Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from trade receivables, net to prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There were no borrowings or corresponding net trade receivables maintained as collateral as of March 31, 2022 or December 31, 2021.
As of March 31, 2022, the maximum purchase limit for receivable interests was €80.0 million ($89.3 million equivalent at March 31, 2022), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of March 31, 2022, the amount available under this program before utilization was €80.0 million ($89.3 million equivalent as of March 31, 2022).
This program expires annually and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of March 31, 2022 and December 31, 2021, there were no outstanding borrowings under our U.S. or European programs. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. There was no interest paid for these programs in the three months ended March 31, 2022 or 2021.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at March 31, 2022.
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
Gross amounts factored under this program for the three months ended March 31, 2022 and 2021 were $172.1 million and $155.9 million, respectively. The fees associated with transfer of receivables for all programs were approximately $1.3 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.

Note 12 Restructuring Activities
For the three months ended March 31, 2022, the Company incurred $0.5 million of restructuring charges and $3.1 million of other costs associated with our restructuring program. These charges were incurred in connection with the Company’s Reinvent SEE business transformation.
In December 2018, the Board of Directors approved our Reinvent SEE business transformation, which included the related three-year restructuring program (“Program”). Spend associated with our previously existing restructuring programs at the time of Reinvent SEE’s approval was substantially completed as of December 31, 2020, and is no longer included in the restructuring program totals below.
The Board of Directors originally approved cumulative restructuring spend up to $220 million. In December 2021, the Board of Directors approved a six-month extension to the original three-year estimate. The six-month extension does not expand the original total Program spend and is primarily related to on-going initiatives, including those related to SEE's continued digital transformation. We now expect restructuring activities associated with the Program to be substantially complete by June 30, 2022.
Restructuring spend is estimated to be incurred as follows:

(In millions)	Total Restructuring Program Range		Less Program Spend to Date	Remaining Restructuring Spend
	Low	High		Low	High
Costs of reduction in headcount as a result of reorganization	$75	$80	$(75)	$—	$5
Other expenses associated with the Program	110	120	(104)	6	16
Total expense	$185	$200	$(179)	$6	$21
Capital expenditures	15	20	(13)	2	7
Total estimated cash cost(1)	$200	$220	$(192)	$8	$28

(1)    Total estimated cash cost excludes the impact of proceeds expected from the sale of property and equipment and foreign currency impact.
The following table details our aggregate restructuring activities incurred under the Program as reflected in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(In millions)	2022	2021
Other associated costs	$3.1	$5.3
Restructuring charges	0.5	—
Total charges	$3.6	$5.3
Capital expenditures	$1.9	$1.2
The aggregate restructuring accrual, spending and other activity for the three months ended March 31, 2022 and the accrual balance remaining at March 31, 2022 related to the Program were as follows:

(In millions)
Restructuring accrual at December 31, 2021	$11.3
Accrual and accrual adjustments	0.5
Cash payments during 2022	(2.8)
Restructuring accrual at March 31, 2022	$9.0
We expect to pay $8.6 million of the accrual balance remaining at March 31, 2022 within the next twelve months. This amount is included in accrued restructuring costs on the Condensed Consolidated Balance Sheets at March 31, 2022. The remaining accrual of $0.4 million is expected to primarily be paid in 2023. These amounts are included in other non-current liabilities on our Condensed Consolidated Balance Sheets at March 31, 2022.

One of the components of the Reinvent SEE business transformation was to enhance the operational efficiency of the Company by acting as “One SEE”. The program was approved by our Board of Directors as a consolidated program benefiting both Food and Protective, and accordingly the expected program spend by reporting segment is not available. However, of the total remaining restructuring accrual of $9.0 million as of March 31, 2022, $2.3 million was attributable to Food and $6.7 million was attributable to Protective.
Note 13 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth in the following table:

(In millions)	Interest rate	March 31, 2022	December 31, 2021
Short-term borrowings(1)		$1.1	$1.3
Current portion of long-term debt(2)		9.2	487.2
Total current debt		10.3	488.5
Term Loan A due July 2023		—	34.6
Term Loan A due March 2027		509.4	—
Senior Notes due April 2023	5.250%	424.0	423.8
Senior Notes due September 2023	4.500%	445.4	451.9
Senior Notes due December 2024	5.125%	423.0	422.8
Senior Notes due September 2025	5.500%	398.3	398.2
Senior Secured Notes due October 2026	1.573%	595.2	595.0
Senior Notes due December 2027	4.000%	421.5	421.4
Senior Notes due July 2033	6.875%	446.3	446.2
Other(2)		26.4	25.7
Total long-term debt, less current portion(3)		3,689.5	3,219.6
Total debt(4)		$3,699.8	$3,708.1

(1)Short-term borrowings of $1.1 million and $1.3 million at March 31, 2022 and December 31, 2021, respectively, were comprised of short-term borrowings from various lines of credit.
(2)As of March 31, 2022, current portion of long-term debt included finance lease liabilities of $9.2 million. As of December 31, 2021, current portion of long-term debt included $475 million related to the Term Loan A due August 2022, finance lease liabilities of $10.2 million and $2.0 million related to a portion of Term Loan A due 2023. Other debt includes long-term liabilities associated with our finance leases of $18.9 million and $19.2 million at March 31, 2022 and December 31, 2021, respectively. See Note 4, "Leases," for additional information on finance and operating lease liabilities.
(3)Amounts are shown net of unamortized discounts and issuance costs of $18.9 million as of March 31, 2022 and $19.0 million as of December 31, 2021.
(4)As of March 31, 2022, our weighted average interest rate on our short-term borrowings outstanding was 3.6% and on our long-term debt outstanding was 4.1%. As of December 31, 2021, our weighted average interest rate on our short-term borrowings outstanding was 3.6% and on our long-term debt outstanding was 4.1%.
Lines of Credit
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including our revolving credit facility, and the amounts available under our accounts receivable securitization programs.

(In millions)	March 31, 2022	December 31, 2021
Used lines of credit(1)	$1.1	$1.3
Unused lines of credit	1,290.8	1,309.0
Total available lines of credit(2)	$1,291.9	$1,310.3

(1)Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.
(2)Of the total available lines of credit, $1,139.3 million was committed as of March 31, 2022.

Amended and Restated Senior Secured Credit Facility
2022 Activity
On March 25, 2022, the Company and certain of its subsidiaries entered into a fourth amended and restated syndicated facility agreement whereby its existing senior secured credit facility was amended and restated (the “Fourth Amended and Restated Credit Agreement”) with Bank of America, N.A., as agent, and the other financial institutions party thereto. The changes include (i) the refinancing of the term loan A facilities and revolving credit facilities with a new U.S. dollar term loan A facility in an aggregate principal amount of approximately $475.0 million, a new pounds sterling term loan A facility in an aggregate principal amount of approximately £27.2 million, and revolving credit facilities of $1.0 billion (including revolving facilities available in U.S. dollars, euros, pounds sterling, Canadian dollars, Australian dollars, Japanese yen, New Zealand dollars and Mexican pesos), (ii) the conversion of the facilities rate from a London Interbank Offered Rate ("LIBOR")-based rate to a Secured Overnight Financing Rate ("SOFR")-based rate, (iii) improved pricing terms which will range from 100 to 175 basis points (bps) in the case of SOFR loans, subject to the achievement of certain leverage tests, (iv) the extension of the final maturity of the term loan A facilities and revolving credit commitment to March 25, 2027, (v) the release of all non-U.S. collateral previously pledged by the Company's subsidiaries and the release of all existing guarantees for non-U.S., non-borrower Company subsidiaries, (vi) the adjustment of certain covenants to provide flexibility to incur additional indebtedness and take other actions and (vii) other amendments.
As a result of the Fourth Amended and Restated Credit Agreement, we recognized a $0.7 million loss on debt redemption and refinancing activities in other (expense) income, net in our Condensed Consolidated Statements of Operations during the first quarter of 2022. This amount includes $0.4 million of accelerated amortization of original issuance discount related to the term loan A and lender and non-lender fees related to the entire credit facility. Also included in the loss on debt redemption and refinancing activities was $0.3 million of non-lender fees incurred in connection with the Fourth Amended and Restated Credit Agreement. In addition, we incurred $1.2 million of lender and third-party fees that are included in the carrying amounts of the outstanding debt under the credit facility. We also capitalized $3.0 million of fees that are included in other assets on our Condensed Consolidated Balance Sheets. The amortization expense related to original issuance discount and lender and non-lender fees is calculated using the effective interest rate method over the lives of the respective debt instruments.
Total amortization expense related to the senior secured credit facility was $0.4 million for the three months ended March 31, 2022 and is included in interest expense, net in our Condensed Consolidated Statements of Operations.
Senior Notes
2022 Activity
On April 19, 2022, the Company issued $425 million aggregate principal amount of 5.000% senior notes due 2029 (the "2029 Notes"). The 2029 Notes will mature on April 15, 2029. Interest is payable on April 15 and October 15 of each year, commencing on October 15, 2022. The 2029 Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly owned domestic subsidiaries that guarantee its senior secured credit facilities, subject to release under certain circumstances.
The net proceeds from the offering were used to repurchase the 5.25% senior notes due 2023 (the “2023 Notes”) tendered pursuant to the tender offer commenced by the Company on April 5, 2022 and satisfy and discharge all remaining 2023 Notes in accordance with the terms of the indenture governing the 2023 Notes.
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
The net proceeds from the offering of the 2026 Notes were used (i) to repurchase the outstanding 4.875% Senior Notes due 2022 (the “2022 Notes”) tendered pursuant to the tender offer commenced by the Company on September 15, 2021, (ii) to satisfy and discharge all of the remaining outstanding 2022 Notes in accordance with the terms of the indenture governing the 2022 Notes, and (iii) to repay a portion of the U.S. dollar tranche of Term Loan A due 2023. A pre-tax loss of $18.6 million was recognized on the repurchase and cancellation of the 2022 Notes, including a premium of $17.0 million and accelerated amortization of non-lender fees of $1.6 million, within Other (expense) income, net on our Condensed Consolidated Statements of Operations during the year ended December 31, 2021.
Additionally, the Company repaid an aggregate principal amount of $177.2 million of the U.S. dollar tranche of Term Loan A due 2023, plus accrued interest of $0.2 million.
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Our Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio to EBITDA. We were in compliance with the above financial covenants and limitations at March 31, 2022.
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

Net unrealized after-tax gains/losses related to cash flow hedging activities that were included in AOCL were a $1.5 million loss and a $2.2 million gain for the three months ended March 31, 2022 and 2021, respectively. The unrealized amount in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
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

Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At March 31, 2022 and December 31, 2021, we had no outstanding interest rate swaps.

Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The decrease in the translated value of the debt was $3.6 million ($2.7 million, net of tax) as of March 31, 2022 and is reflected in AOCL on our Condensed Consolidated Balance Sheets.
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

Fair Value of Derivative Instruments
See Note 15, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow Hedge		Non-Designated as Hedging Instruments		Total
(In millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Derivative Assets
Foreign currency forward contracts and options	$1.0	$2.0	$3.7	$1.7	$4.7	$3.7
Total Derivative Assets	$1.0	$2.0	$3.7	$1.7	$4.7	$3.7

Derivative Liabilities
Foreign currency forward contracts	$(1.8)	$(0.6)	$(4.2)	$(1.0)	$(6.0)	$(1.6)
Total Derivative Liabilities(1)	$(1.8)	$(0.6)	$(4.2)	$(1.0)	$(6.0)	$(1.6)
Net Derivatives(2)	$(0.8)	$1.4	$(0.5)	$0.7	$(1.3)	$2.1

(1)Excludes €400.0 million of euro-denominated debt ($445.4 million equivalent at March 31, 2022 and $451.9 million equivalent at December 31, 2021), which is designated as a net investment hedge.
(2)The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities
(In millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Gross position	$4.7	$3.7	$(6.0)	$(1.6)
Impact of master netting agreements	(3.3)	(0.9)	3.3	0.9
Net amounts recognized on the Condensed Consolidated Balance Sheets	$1.4	$2.8	$(2.7)	$(0.7)

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized on	Three Months Ended March 31,
(In millions)	Condensed Consolidated Statements of Operations	2022	2021
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$1.9	$(3.4)
Treasury locks	Interest expense, net	0.1	—
Sub-total cash flow hedges		2.0	(3.4)
Derivatives not designated as hedging instruments:
Foreign currency forward and option contracts	Other (expense) income, net	(0.1)	2.2
Total		$1.9	$(1.2)

Note 15 Fair Value Measurements, Equity Investments and Other Financial Instruments
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

	March 31, 2022
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$25.5	$25.5	$—	$—
Derivative financial and hedging instruments net liability:
Foreign currency forward contracts	$(1.3)	$—	$(1.3)	$—

	December 31, 2021
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$290.0	$290.0	$—	$—
Derivative financial and hedging instruments net asset:
Foreign currency forward contracts	$2.1	$—	$2.1	$—
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
Foreign currency forward contracts and options are included in Prepaid expenses and other current assets and Other current liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.
Equity Investments
SEE maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 ("ASC 321") for equity investments that do not have readily determinable fair values. We do not exercise significant influence over these companies. The following carrying value of these investments were included within Other non-current assets in our Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021:

(In millions)	March 31, 2022	December 31, 2021
Carrying value at the beginning of period	$45.8	$25.4
Purchases	—	14.7
Impairments or downward adjustments	(15.5)	—
Upward adjustments	—	6.6
Currency translation on investments	(0.2)	(0.9)
Carrying value at the end of period	$30.1	$45.8
We hold an equity investment in an investee that was valued at $31.6 million as of December 31, 2021, which included our cash investments of $7.5 million and $9.0 million made in 2018 and 2021, respectively. Additionally, an upward fair value adjustment of $15.1 million was recorded in the fourth quarter of 2020 based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. In late March 2022, an impairment indicator was identified based on the announced termination of a planned merger between the investee and a special purpose acquisition company due to unfavorable capital market conditions and the resulting liquidity constraints of the investee. We performed a quantitative assessment, including engaging a third party valuation firm, to determine the fair value of the equity investment. Based on discounted cash flow and market participant data as of March 25, 2022, we concluded that the fair value of the investment was $16.1 million. Key assumptions used to estimate the fair value of the equity investment include the investee’s continued revenue growth and the normalization of facility expansion and other operating expenses. We believe the assumptions utilized in the projections are appropriate and in-line with industry estimates. SEE recorded an impairment loss of $15.5 million equal to the difference between the current fair value of the investment and its carrying value at December 31, 2021. The impairment loss in the first quarter of 2022 associated with the equity investment was recorded within Other (expense) income, net on the Condensed Consolidated Statements of Operations. Subsequent to our March 25, 2022 valuation date, the investee obtained additional financing early in the second quarter of 2022.
During the third quarter of 2021, SEE recorded an upward adjustment of $6.6 million based on the valuation of additional equity issued by an investee which was deemed to be an observable transaction of a similar investment under ASC 321. The gain was recorded within Other (expense) income, net on the Condensed Consolidated Statements of Operations.
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
As of March 31, 2022, cumulative upward adjustments to our equity investments were $21.7 million and cumulative impairments or downward adjustments were $15.5 million, resulting in net cumulative upward adjustments of $6.2 million. As of December 31, 2021, cumulative upward adjustments to our equity investments were $21.7 million and there were no cumulative impairments or downward adjustments.
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
The table below shows the carrying amounts and estimated fair values of our debt, excluding our lease liabilities.

		March 31, 2022		December 31, 2021
(In millions)	Interest rate	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A Facility due August 2022		$—	$—	$474.9	$474.9
Term Loan A Facility due July 2023(1)		—	—	37.1	37.1
Term Loan A due March 2027(1)		509.4	509.4	—	—
Senior Notes due April 2023	5.250%	424.0	431.4	423.8	441.9
Senior Notes due September 2023(1)	4.500%	445.4	462.2	451.9	479.1
Senior Notes due December 2024	5.125%	423.0	440.4	422.8	455.8
Senior Notes due September 2025	5.500%	398.3	418.0	398.2	443.3
Senior Secured Notes due October 2026	1.573%	595.2	545.7	595.0	581.3
Senior Notes due December 2027	4.000%	421.5	415.3	421.4	443.8
Senior Notes due July 2033	6.875%	446.3	515.9	446.2	571.9
Other foreign borrowings(1)		1.1	1.1	1.3	1.3
Other domestic borrowings		7.4	7.4	6.7	6.7
Total debt(2)		$3,671.6	$3,746.8	$3,679.3	$3,937.1

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

Note 16 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
The following tables show the components of net periodic benefit (income) cost for our defined benefit pension plans for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit (income) cost:
Service cost	$—	$1.1	$1.1	$—	$1.3	$1.3
Interest cost	1.0	3.0	4.0	0.9	2.2	3.1
Expected return on plan assets	(2.2)	(5.0)	(7.2)	(2.2)	(4.7)	(6.9)
Amortization of net prior service cost	—	0.1	0.1	—	0.1	0.1
Amortization of net actuarial loss	0.4	1.0	1.4	0.6	1.3	1.9
Net periodic (income) cost	(0.8)	0.2	(0.6)	(0.7)	0.2	(0.5)
Net settlement (credit) cost	—	(0.1)	(0.1)	—	0.1	0.1
Total benefit (income) cost	$(0.8)	$0.1	$(0.7)	$(0.7)	$0.3	$(0.4)
The following table shows the components of net periodic benefit cost for our other post-retirement employee benefit plans for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In millions)	2022	2021
Components of net periodic benefit cost:
Interest cost	$0.2	$0.1
Amortization of net prior service credit and net actuarial gain	(0.1)	(0.1)
Net periodic benefit cost	$0.1	$—
Note 17 Income Taxes

U.S. Legislation
The American Rescue Plan Act of 2021 (“Rescue Act”) was signed into law on March 11, 2021 and includes additional COVID-19 related tax relief for some individuals and businesses.
The enactment of the Rescue Act did not result in any material adjustments to our income tax provision for the three months ended March 31, 2022 or March 31, 2021.
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
Our effective income tax rate was 28.4% for the three months ended March 31, 2022. In addition to the above referenced items, the Company's effective income tax rate for the three months ended March 31, 2022 was favorably impacted by share price accretion in equity compensation and unfavorably impacted by accruals for unresolved controversy and nonrecurring intercompany dividend distributions.

Our effective income tax rate was 34.0% for the three months ended March 31, 2021. In addition to the above referenced items, the Company's effective income tax rate for the three months ended March 31, 2021 was unfavorably impacted by changes to foreign statutes.
There was no significant change in our valuation allowances for the three months ended March 31, 2022 and 2021.
We reported a net increase in unrecognized tax positions of $6.3 million and $5.0 million, respectively, for the three months ended March 31, 2022, and March 31, 2021 primarily related to interest accruals on existing uncertain tax positions. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax positions may increase or decrease as a result of future tax controversy developments or resolution. Interest and penalties on tax assessments are included in Income tax provision on our Condensed Consolidated Statements of Operations.
The IRS completed its field examination of the U.S. federal income tax returns for the 2011-2014 tax years in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow, for the 2014 taxable year, the entirety of the deduction of the approximately $1.49 billion settlement payment made pursuant to the Settlement agreement (as defined in Note 18, “Commitments and Contingencies”) and the resulting reduction of our U.S. federal tax liability by approximately $525 million. We continue to believe that we have meritorious defenses to the proposed disallowance and have filed a protest with the IRS. The proposed disallowance is being reviewed by the IRS Independent Office of Appeals and we cannot predict the outcome of such review or when it will be concluded. It is possible that future developments in this matter could have a material impact on the Company's uncertain tax position balances and results of operations, including cash flows, within the next twelve months.
We have no outstanding liability with respect to the one-time mandatory tax on previously deferred foreign earnings of foreign subsidiaries provision (“Transition Tax”) associated with the Tax Cuts and Jobs Act of 2017.
Note 18 Commitments and Contingencies
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
The IRS completed its field examination of our U.S. federal income tax returns for the years 2011 through 2014 in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion settlement payments made pursuant to the Settlement agreement and the resulting reduction of our U.S. federal tax liability by approximately $525 million. We continue to believe that we have meritorious defenses to the proposed disallowance and have filed a protest with the IRS. The proposed disallowance is being reviewed by the IRS Independent Office of Appeals and we cannot predict the outcome of such review or when it will be concluded. It is possible that future developments in this matter could have a material impact on the Company's uncertain tax position balances and results of operations, including cash flows, within the next twelve months.
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
As of March 31, 2022, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.
Other Matters
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.
Note 19 Stockholders’ Equity
Repurchase of Common Stock
On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This current program has no expiration date and replaced all previous authorizations. As of March 31, 2022, there was $696.4 million remaining under the current authorized program. Share repurchases made prior to August 2, 2021 were under previous Board of Directors share repurchase authorizations, specifically the $1.5 billion authorization made in July 2015, the $1.5 billion authorization made in March 2017 and the $1.0 billion authorization made in May 2018.
During the three months ended March 31, 2022, we repurchased 3,042,696 shares, for approximately $200.0 million, with an average share price of $65.74.

During the three months ended March 31, 2021, we repurchased 3,925,034 shares for approximately $175.4 million, with an average share price of $44.70. Cash outlay for share repurchases during the three months ended March 31, 2021 also includes $1.6 million for 35,100 shares purchased in the fourth quarter 2020 and settled in the first quarter 2021.
These repurchases were made under open market transactions, including through plans complying with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and pursuant to the share repurchase program previously authorized by our Board of Directors.
Dividends
On February 25, 2022, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, or $29.4 million, which was paid on March 25, 2022, to stockholders of record at the close of business on March 11, 2022.
The dividends paid during the three months ended March 31, 2022 were recorded as a reduction to cash and cash equivalents and retained earnings on our Condensed Consolidated Balance Sheets. Our credit facility and our senior notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Statements of Operations. There is no guarantee that our Board of Directors will declare any future dividends.
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
In 2018, the Board of Directors adopted, and our shareholders approved, an amendment and restatement to the Omnibus Incentive Plan. The amendment added 2,199,114 shares of common stock to the share pool previously available under the Omnibus Incentive Plan.
Additionally, in 2021, the Board of Directors adopted, and at the 2021 Annual Stockholders' Meeting our shareholders approved, an additional amendment and restatement to the Omnibus Incentive Plan. The amended plan added 2,999,054 shares of common stock to the share pool previously available under the Omnibus Incentive Plan.
We record share-based incentive compensation expense in selling, general and administrative expenses and cost of sales on our Condensed Consolidated Statements of Operations for both equity-classified and liability-classified awards. We record a corresponding credit to additional paid-in capital within stockholders’ equity for equity-classified awards, and to either other current liabilities or other non-current liabilities for liability-classified awards based on the fair value of the share-based incentive compensation awards at the date of grant. Total expense for the liability-classified awards continues to be remeasured to fair value at the end of each reporting period. We recognize an expense or credit reflecting the straight-line recognition, net of estimated forfeitures, of the expected cost of the program. The number of PSUs earned may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met.
The table below shows our total share-based incentive compensation expense:

	Three Months Ended March 31,
(In millions)	2022	2021
Total share-based incentive compensation expense(1)	$17.9	$11.5

(1)The amounts presented above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock, however, the amounts include the expense related to share based awards that are settled in cash.
Performance Share Units (“PSU”) Awards

During the first 90 days of each year, the Organization and Compensation (“O&C”) Committee of our Board of Directors approves PSU awards for our executive officers and other selected employees, which include for each participant a target number of shares of common stock and the performance goals and measures that will determine the percentage of the target award that is earned following the end of the three-year performance period. Following the end of the performance period, in addition to shares earned, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. Each PSU is subject to forfeiture if the recipient terminates employment with the Company prior to the end of the three-year award performance period for any reason other than death, disability or retirement. In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant’s number of days of service during the award performance period, further adjusted based on the achievement of the performance goals during the award performance period. PSUs are classified as equity in the Condensed Consolidated Balance Sheets, with the exception of awards that are required by local laws or regulations to be settled in cash. These are classified as either other current liabilities or other non-current liabilities in the Condensed Consolidated Balance Sheets.
2022 Three-year PSU Awards
During the first quarter 2022, the O&C Committee approved awards with a three-year performance period beginning January 1, 2022 and ending December 31, 2024 for executive officers and other selected employees. The O&C Committee established performance goals, which are (i) three-year cumulative average growth rate (“CAGR”) of consolidated Adjusted EBITDA weighted at 50%, and (ii) Return on Invested Capital (“ROIC”) weighted at 50%. Calculation of final achievement on each performance metric is subject to an upward or downward adjustment of up to 25% of the overall combined achievement percentage, based on the results of a relative total shareholder return (“TSR”) modifier. The comparator group for the relative TSR modifier is S&P 500 component companies as of the beginning of the performance period. Shareholder return in the top quartile of the comparator group increases overall achievement of performance metrics by 25%, while shareholder return in the bottom quartile of the comparator group decreases overall achievement of the performance metrics by 25%. The total number of shares to be issued, including the modifier, for these awards can range from zero to 250% of the target number of shares.
The target number of PSUs granted and the grant date fair value of the PSUs are shown in the following table:

	Adjusted EBITDA CAGR	ROIC
February 24, 2022 grant date
Number of units granted	72,308	72,308
Fair value on grant date (per unit)	$70.92	$70.92
March 1, 2022 grant date
Number of units granted	16,766	16,766
Fair value on grant date (per unit)	$69.71	$69.71
The assumptions used to calculate the grant date fair value of the PSUs are shown in the following table:

	February 24, 2022 grant date	March 1, 2022 grant date
Expected price volatility	37.4%	37.7%
Risk-free interest rate	1.7%	1.5%
2019 Three-year PSU Awards
In February 2022, the O&C Committee reviewed the performance results for the 2019-2021 PSUs. Performance goals for these PSUs were based on Adjusted EBITDA margin, ROIC and the Company's TSR ranking relative to a group of peer companies. Based on overall performance for 2019-2021 PSUs, these awards paid out at 132.5% of target or 274,296 units. Of this, 110,529 units were withheld to cover employee tax withholding and 2,478 units were designated as cash-settled awards, resulting in net share issuances of 161,289.

Note 20 Accumulated Other Comprehensive Loss
The following table provides details of comprehensive (loss) income for the three months ended March 31, 2022 and 2021:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment(1)	Unrecognized Losses on Derivative Instruments for net investment hedge	Unrecognized Gains on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2021	$(137.5)	$(760.5)	$(38.3)	$2.4	$(933.9)
Other comprehensive (loss) income before reclassifications	(0.2)	3.5	5.0	0.2	8.5
Less: amounts reclassified from accumulated other comprehensive loss	1.0	—	—	(1.7)	(0.7)
Net current period other comprehensive income (loss)	0.8	3.5	5.0	(1.5)	7.8
Balance at March 31, 2022	$(136.7)	$(757.0)	$(33.3)	$0.9	$(926.1)

Balance at December 31, 2020	$(172.5)	$(721.7)	$(67.5)	$(1.8)	$(963.5)
Other comprehensive (loss) income before reclassifications	(1.7)	(25.2)	17.5	(0.2)	(9.6)
Less: amounts reclassified from accumulated other comprehensive loss	1.5	—	—	2.0	3.5
Net current period other comprehensive (loss) income	(0.2)	(25.2)	17.5	1.8	(6.1)
Balance at March 31, 2021	$(172.7)	$(746.9)	$(50.0)	$—	$(969.6)

(1)Includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $16.9 million and $19.9 million for the three months ended March 31, 2022 and 2021, respectively.
The following table provides detail of amounts reclassified from AOCL:

	Three Months Ended March 31,
(In millions)	2022	2021	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefits:
Net settlement credit (cost)	$0.1	$(0.1)
Actuarial losses	(1.4)	(1.9)
Total pre-tax amount	(1.3)	(2.0)	Other (expense) income, net
Tax benefit	0.3	0.5
Net of tax	(1.0)	(1.5)
Net gains (losses) on cash flow hedging derivatives:(1)
Foreign currency forward contracts	1.9	(3.4)	Cost of sales
Treasury locks	0.1	—	Interest expense, net
Total pre-tax amount	2.0	(3.4)
Tax (expense) benefit	(0.3)	1.4
Net of tax	1.7	(2.0)
Total reclassifications for the period	$0.7	$(3.5)

(1)These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 14, “Derivatives and Hedging Activities,” for additional details.

Note 21 Other (Expense) Income, net
The following table provides details of other (expense) income, net:

	Three Months Ended March 31,
(In millions)	2022	2021
Net foreign exchange transaction (loss) gain	$(0.5)	$1.0
Bank fee expense	(1.1)	(1.3)
Pension income other than service costs	1.3	1.2
Impairment of equity investment(1)	(15.5)	—
Foreign currency exchange loss due to highly inflationary economies	(1.0)	(1.4)
Loss on debt redemption and refinancing activities	(0.7)	—
Other income	4.7	2.7
Other (expense)	(1.4)	(1.2)
Other (expense) income, net	$(14.2)	$1.0

(1)For the three months ended March 31, 2022, SEE recorded an impairment loss of $15.5 million on an equity investment. See Note 15, "Fair Value Measurements, Equity Investments and Other Financial Instruments," for further details.
Note 22 Net Earnings Per Common Share
The following table shows the calculation of basic and diluted net earnings per common share:

	Three Months Ended March 31,
(In millions, except per share amounts)	2022	2021
Basic Net Earnings Per Common Share:
Numerator:
Net earnings	$149.2	$110.1
Distributed and allocated undistributed net earnings to unvested restricted stockholders	—	—
Net earnings available to common stockholders	$149.2	$110.1
Denominator:
Weighted average number of common shares outstanding - basic	147.6	154.1
Basic net earnings per common share:
Basic net earnings per common share	$1.01	$0.71
Diluted Net Earnings Per Common Share:
Numerator:
Net earnings available to common stockholders	$149.2	$110.1
Denominator:
Weighted average number of common shares outstanding - basic	147.6	154.1
Effect of dilutive stock shares and units	1.9	1.3
Weighted average number of common shares outstanding - diluted under treasury stock	149.5	155.4
Diluted net earnings per common share	$1.00	$0.71

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our Condensed Consolidated Financial Statements and related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2021 Form 10-K and our Consolidated Financial Statements and related notes set forth in Item 8 of Part II of our 2021 Form 10-K. See “Cautionary Notice Regarding Forward-Looking Statements” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.
Recent Events and Trends

Supply Disruptions, Raw Material Price Increases and Other Inflationary Pressure
In the first quarter of 2022, the Company continued to experience supply chain disruptions and sharp raw material price increases resulting from various factors including general inflationary pressure, limited availability of certain raw materials and equipment components, and global transportation disruptions. The ongoing conflict between Russia and Ukraine also contributed to the current environment. See Part II, Item 1A, "Risk Factors," for information concerning the risks related to the Russia and Ukraine conflict.
In addition, we continue to incur high freight costs associated with the sourcing and movement of raw materials due to overall tight market conditions, as well as increased labor and other costs due to general inflationary pressure.
We expect the current environment will continue to negatively impact the price and supply of raw materials, as well as other operating costs. We have implemented price increases since 2021 in response to the inflationary pressure and supply disruptions. As a result, cost of sales as a percent of net sales has decreased from 68.3% for the three months ended March 31, 2021 to 66.4% for the three months ended March 31, 2022.
We are working closely with our customers and have been leveraging our global supply network and supplier relationships and implementing material substitution where available to meet customers' demands and mitigate supply continuity risks. However, we expect the current environment will continue to negatively impact the price and supply of raw materials, as well as other operating costs. Additionally, the supply disruptions may result in longer lead times for some of our customers, the loss and/or delay of sales, or the inability to fulfill customer orders. Any of these developments may have a material adverse impact on our consolidated financial condition, results of operations, or cash flows.

Refer to Part I, Item 1A, “Risk Factors,” in our 2021 Form 10-K for information concerning operational risks, including customer responses to price increases, raw material pricing and availability.
Impact of COVID-19
Our diverse end-markets and geographies continue to experience varying degrees of impact from COVID-19. The food service market, including restaurants, entertainment venues and hotels, experienced higher activity in first quarter 2022 as compared to the prior year when it was more adversely impacted by government mandated shut-downs and social distancing measures. This has resulted in year-over-year volume growth for many of our products that support this market. However, the environment remains volatile, and we cannot predict the future impact on the market segments we serve.
We cannot predict the impact on the markets we serve due to the continued impact of the COVID-19 pandemic or future restrictions on commercial activities by governmental agencies to limit the spread of the virus, including new variants. For example, the recent increase of COVID-19 cases in certain regions of China and the resulting restrictions have impacted our operations in China, including temporary shutdowns and production curtailments. Future developments of the pandemic, including disparity in areas of significant regional spread compared to areas with higher vaccination availability and rates, may cause uneven impacts to our geographies around the world.
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
The non-U.S. GAAP financial metrics exclude certain specified items (“Special Items”), including restructuring charges and restructuring associated costs, adjustments in the valuation of our "SEE Ventures" portfolio (which may include debt or equity investments), and other charges related to acquisitions and divestitures, gains and losses related to acquisitions and divestitures, special tax items or tax benefits (collectively, “Tax Special Items”) and certain other items. We evaluate unusual or Special Items on an individual basis. Our evaluation of whether to exclude an unusual or special item for purposes of determining our non-U.S. GAAP financial measures considers both the quantitative and qualitative aspects of the item, including among other things (i) its nature, (ii) whether or not it relates to our ongoing business operations, and (iii) whether or not we expect it to occur as part of our normal business on a regular basis.
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

The following table shows a reconciliation of U.S. GAAP Net Earnings from continuing operations to non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations:

	Three Months Ended March 31,
(In millions)	2022	2021
Net earnings from continuing operations	$149.6	$105.8
Interest expense, net	38.9	43.1
Income tax provision	59.4	54.6
Depreciation and amortization	63.2	56.9
Special Items:
Restructuring charges	0.5	—
Other restructuring associated costs(1)	3.1	5.3
Foreign currency exchange loss due to highly inflationary economies	1.0	1.4
Loss on debt redemption and refinancing activities	0.7	—
Impairment of equity investment	15.5	—
Charges related to acquisition and divestiture activity	(0.9)	0.3
Other Special Items(2)	(4.1)	0.8
Pre-tax impact of Special Items	15.8	7.8
Non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations	$326.9	$268.2

(1)Restructuring associated costs for the three months ended March 31, 2022 primarily relate to fees paid to third-party consultants in support of the Reinvent SEE business transformation. Restructuring associated costs for the three months ended March 31, 2021, primarily relate to a one-time, non-cash CTA loss recognized due to the wind-up of one of our legal entities as well as fees paid to third-party consultants in support of the Reinvent SEE business transformation.
(2)Other Special Items for the three months ended March 31, 2022 primarily relate to a one-time gain on the disposal of land in the UK.

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

	Three Months Ended March 31,
	2022		2021
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
U.S. GAAP net earnings and diluted EPS from continuing operations	$149.6	$1.00	$105.8	$0.68
Special Items(1)	18.5	0.12	16.0	0.10
Non-U.S. GAAP adjusted net earnings and adjusted diluted EPS from continuing operations	$168.1	$1.12	$121.8	$0.78
Weighted average number of common shares outstanding - Diluted		149.5		155.4

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
The following table shows our calculation of the non-U.S. GAAP Adjusted income tax rate:

	Three Months Ended March 31,
(In millions)	2022	2021
U.S. GAAP Earnings before income tax provision from continuing operations	$209.0	$160.4
Pre-tax impact of Special Items	15.8	7.8
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$224.8	$168.2

U.S. GAAP Income tax provision from continuing operations	$59.4	$54.6
Tax Special Items(1)	(6.7)	(9.1)
Tax impact of Special Items(2)	4.0	0.9
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$56.7	$46.4

U.S. GAAP Effective income tax rate	28.4%	34.0%
Non-U.S. GAAP Adjusted income tax rate	25.2%	27.6%

(1)For the three months ended March 31, 2022, Tax Special Items reflect accruals for unresolved controversy and nonrecurring intercompany dividend distributions. For the three months ended March 31, 2021, Tax Special Items reflect accruals for unresolved tax controversy and changes to foreign statutes.
(2)The tax rate used to calculate the tax impact of Special Items is based on the jurisdiction in which the item was recorded.

Organic and Constant Dollar Measures
In our “Net Sales by Geographic Region,” “Net Sales by Segment,” and in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar”, and we exclude acquisitions in the first year after closing, divestiture activity from the time of sale, and the impact of foreign currency translation when presenting net sales information, which we define as “organic.” Changes in net sales excluding the impact of foreign currency translation and/or acquisition and divestiture activity are non-U.S. GAAP financial measures. As a worldwide business, it is important that we consider the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot control changes in foreign currency exchange rates. Consequently, when our management analyzes our financial results including performance metrics such as sales, cost of sales or selling, general and administrative expense, to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our current period results at prior period foreign currency exchange rates. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, our management believes that these presentations are useful internally and may be useful to investors.
Refer to these specific tables presented later in our MD&A for reconciliations of these non-U.S. GAAP financial measures to their most directly comparable U.S. GAAP measures.
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
Refer to the specific tables presented later in our MD&A under Analysis of Historical Cash Flow for reconciliations of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP measure
Net Debt
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
Refer to the specific table presented later in our MD&A under Outstanding Indebtedness for reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP measure.

Highlights of Financial Performance
Below are the highlights of our financial performance for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		%
(In millions, except per share amounts)	2022	2021	Change
Net sales	$1,417.6	$1,267.1	11.9%
Gross profit	$477.0	$401.1	18.9%
As a % of net sales	33.6%	31.7%
Operating profit	$262.1	$202.5	29.4%
As a % of net sales	18.5%	16.0%
Net earnings from continuing operations	$149.6	$105.8	41.4%
(Loss) Gain on sale of discontinued operations, net of tax	(0.4)	4.3	#
Net earnings	$149.2	$110.1	35.5%
Basic:
Continuing operations	$1.01	$0.68	48.5%
Discontinued operations	—	0.03	#
Net earnings per common share - basic	$1.01	$0.71	42.3%
Diluted:
Continuing operations	$1.00	$0.68	47.1%
Discontinued operations	—	0.03	#
Net earnings per common share - diluted	$1.00	$0.71	40.8%
Weighted average numbers of common shares outstanding:
Basic	147.6	154.1
Diluted	149.5	155.4
Non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations(1)	$326.9	$268.2	21.9%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$1.12	$0.78	43.5%

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
The following table presents the approximate favorable or (unfavorable) impact that foreign currency translation had on certain components of condensed consolidated financial results:

(In millions)	Three Months Ended March 31, 2022
Net sales	$(34.5)
Cost of sales	24.6
Selling, general and administrative expenses	3.7
Net earnings	(4.5)
Non-U.S. GAAP Adjusted EBITDA	(7.1)

Net Sales by Geographic Region
The following table presents the components of the change in net sales by geographic region for the three months ended March 31, 2022 compared with the same period in 2021.

	Three Months Ended March 31,
(In millions)	Americas		EMEA		APAC		Total
2021 Net Sales	$787.9	62.2%	$281.3	22.2%	$197.9	15.6%	$1,267.1	100.0%

Price	169.1	21.4%	28.2	10.0%	6.3	3.2%	203.6	16.1%
Volume(1)	(11.2)	(1.4)%	2.8	1.0%	1.0	0.5%	(7.4)	(0.6)%
Total organic change (non-U.S. GAAP)	157.9	20.0%	31.0	11.0%	7.3	3.7%	196.2	15.5%
(Divestiture) Acquisition	(12.3)	(1.5)%	1.1	0.4%	—	—%	(11.2)	(0.9)%
Total constant dollar change (non-U.S. GAAP)	145.6	18.5%	32.1	11.4%	7.3	3.7%	185.0	14.6%
Foreign currency translation	(3.3)	(0.4)%	(22.2)	(7.9)%	(9.0)	(4.6)%	(34.5)	(2.7)%
Total change (U.S. GAAP)	142.3	18.1%	9.9	3.5%	(1.7)	(0.9)%	150.5	11.9%

2022 Net Sales	$930.2	65.6%	$291.2	20.6%	$196.2	13.8%	$1,417.6	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.

Net Sales by Segment
The following table presents the components of change in net sales by reportable segment for the three months ended March 31, 2022 compared with the same period in 2021.

	Three Months Ended March 31,
(In millions)	Food		Protective		Total Company
2021 Net Sales	$702.2	55.4%	$564.9	44.6%	$1,267.1	100.0%

Price	116.7	16.6%	86.9	15.4%	203.6	16.1%
Volume(1)	10.7	1.5%	(18.1)	(3.2)%	(7.4)	(0.6)%
Total organic change (non-U.S. GAAP)	127.4	18.1%	68.8	12.2%	196.2	15.5%
Acquisition (Divestiture)	1.1	0.2%	(12.3)	(2.2)%	(11.2)	(0.9)%
Total constant dollar change (non-U.S. GAAP)	128.5	18.3%	56.5	10.0%	185.0	14.6%
Foreign currency translation	(23.0)	(3.3)%	(11.5)	(2.0)%	(34.5)	(2.7)%
Total change (U.S. GAAP)	105.5	15.0%	45.0	8.0%	150.5	11.9%

2022 Net Sales	$807.7	57.0%	$609.9	43.0%	$1,417.6	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
The following net sales discussion is on a reported and constant dollar basis.
Food
Three Months Ended March 31, 2022 Compared with the Same Period in 2021
As reported, net sales increased by $106 million, or 15%, in 2022 compared with 2021. Foreign currency had a negative impact of $23 million, or 3%. On a constant dollar basis, net sales increased by $129 million, or 18%, compared with 2021, primarily due to the following:
•favorable pricing of $117 million, primarily in the Americas, from the carryover impact of pricing actions in 2021, including the impact of formula-based pricing, to offset rising input costs. U.S. dollar-based indexed pricing in South America also contributed to the favorable pricing impact; and
•higher volumes of $11 million, mainly driven by food service recovery.
Protective
Three Months Ended March 31, 2022 Compared with the Same Period in 2021
As reported, net sales increased by $45 million, or 8%, in 2022 as compared to 2021. Foreign currency had a negative impact of $12 million, or 2%. On a constant dollar basis, net sales increased by approximately $57 million, or 10%, in 2022 compared with 2021, primarily due to the following:
•favorable pricing of $87 million, primarily in the Americas, from the carryover impact of pricing actions in 2021 to offset rising input costs.
This increase was partially offset by:
•lower volumes of $18 million across all regions, primarily due to normalizing demand trends in industrial and fulfillment markets; and
•divestiture impact of $12 million.

Cost of Sales
Cost of sales for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,		%
(In millions)	2022	2021	Change
Cost of sales	940.6	866.0	8.6%
As a % of net sales	66.4%	68.3%

Three Months Ended March 31, 2022 Compared with the Same Period in 2021
As reported, cost of sales increased by $75 million, or 9%, in 2022 compared to 2021. Cost of sales was impacted by favorable foreign currency translation of $25 million. As a percentage of net sales, cost of sales decreased by 190 basis points, from 68.3% in 2021 to 66.4% in 2022, primarily driven by pricing realization. Improvements were partially offset by raw materials price increases and other inflationary non-material and labor cost increases.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,		%
(In millions)	2022	2021	Change
Selling, general and administrative expenses	$205.0	$188.9	8.5%
As a % of net sales	14.5%	14.9%
Three Months Ended March 31, 2022 Compared with the Same Period in 2021
As reported, SG&A expenses increased by $16 million, or 9%, in 2022 compared to 2021. SG&A expenses were favorably impacted by foreign currency translation of $4 million. On a constant dollar basis, SG&A expenses increased by $20 million or 11%. The increase in SG&A expenses was primarily due to higher incentive compensation expenses, labor inflation and higher professional service fees.
Amortization Expense of Intangible Assets
Amortization expense of intangible assets for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,		%
(In millions)	2022	2021	Change
Amortization expense of intangible assets	$9.4	$9.7	(3.1)%
As a % of net sales	0.7%	0.8%

 Three Months Ended March 31, 2022 Compared with the Same Period in 2021
Amortization expense of intangible assets decreased less than $1 million in 2022 compared to 2021. The decrease was primarily due to lower amortization of capitalized software.
Reinvent SEE Business Transformation and Restructuring Activities
See Note 12, “Restructuring Activities” for additional details regarding the Company’s restructuring programs discussed below.
In December 2018, the Sealed Air Board of Directors approved a three-year restructuring program (the “Program”) related to the Reinvent SEE business transformation. In December 2021, the Board of Directors approved a six-month extension of the program primarily for on-going initiatives, including those related to SEE's continued transformation to increase digital platforms and offerings. We expect the Program to generate cost benefits of approximately $60 million in 2022 and expect Program spend for the full year 2022 to be in the range of $20 million to $25 million.
For the three months ended March 31, 2022, we recorded other associated costs of $3 million, primarily related to third-party consultants in support of the Reinvent SEE business transformation. For the three months ended March 31, 2022, we recorded restructuring expense of $1 million.
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
Interest expense, net for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
(In millions)	2022	2021	Change
Interest expense on our various debt instruments:
Term Loan A due August 2022	$1.4	$1.5	$(0.1)
Term Loan A due July 2023(1)	0.2	0.8	(0.6)
Term Loan A due March 2027(2)	0.2	—	0.2
Revolving credit facility due July 2023	0.3	0.4	(0.1)
Revolving credit facility due March 2027(2)	—	—	—
4.875% Senior Notes due December 2022(1)	—	5.4	(5.4)
5.25% Senior Notes due April 2023	5.8	5.8	—
4.50% Senior Notes due September 2023	5.2	5.6	(0.4)
5.125% Senior Notes due December 2024	5.6	5.6	—
5.50% Senior Notes due September 2025	5.6	5.6	—
1.573% Senior Secured Notes due October 2026(1)	2.6	—	2.6
4.00% Senior Notes due December 2027	4.4	4.4	—
6.875% Senior Notes due July 2033	7.8	7.8	—
Other interest expense	2.9	3.7	(0.8)
Less: capitalized interest	(1.7)	(1.5)	(0.2)
Less: interest income	(1.4)	(2.0)	0.6
Total	$38.9	$43.1	$(4.2)

(1)In September 2021, Sealed Air issued $600 million of 1.573% Senior Secured Notes due October 2026. The proceeds were used to repurchase the Company's 4.875% Senior Notes due December 2022 and to repay the U.S. dollar tranche of Term Loan A due 2023. See Note 13, “Debt and Credit Facilities,” for further details.
(2)On March 25, 2022, the Company and certain of its subsidiaries entered into the Fourth Amended and Restated Credit Agreement with Bank of America, N.A., as agent, and the other financial institutions party thereto, which extended the maturity of the Term Loan A facilities to March 2027. See Note 13, “Debt and Credit Facilities,” for further details.

Other (Expense) Income, net
Impairment of equity investments
For the three months ended March 31, 2022, SEE recorded an impairment loss of $15.5 million on an equity investment. See Note 15, "Fair Value Measurements, Equity Investments and Other Financial Instruments," for further details.
Net foreign exchange transaction (loss) gain
Foreign exchange transaction (losses) gains were approximately a $1 million loss and a $1 million gain for the three months ended March 31, 2022 and 2021, respectively.
See Note 21, “Other (Expense) Income, net,” for the remaining components of other (expense) income, net.
Income Taxes
Our effective income tax rate for the three months ended March 31, 2022 was 28% and was favorably impacted by share price accretion in equity compensation and unfavorably impacted by accruals for unresolved controversy and nonrecurring intercompany dividend distributions.
Our effective income tax rate for the three months ended March 31, 2021 was 34% and was impacted by changes to foreign statutes.
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
The IRS completed its field examination of our U.S. federal income tax returns for the years 2011 through 2014 in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion in settlement payments made pursuant to the Settlement agreement (as defined in Note 18, “Commitments and Contingencies”) and the resulting reduction of our U.S. federal tax liability by approximately $525 million. We continue to believe that we have meritorious defenses to the proposed disallowance and have filed a protest with the IRS. The proposed disallowance is being reviewed by the IRS Independent Office of Appeals and we cannot predict the outcome of such review or when it will be concluded. It is possible that future developments in this matter could have a material impact on the Company's uncertain tax position balances and results of operations, including cash flows, within the next twelve months.
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
There was no significant change in our valuation allowances for the three months ended March 31, 2022 and 2021.
We reported net increases of $6 million and $5 million, respectively, in unrecognized tax positions for the three months ended March 31, 2022, and March 31,2021 including adjustments to specific uncertain tax positions and interest accruals on existing uncertain tax positions. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax positions may increase or decrease during the next 12 months as a result of future tax controversy developments or resolution. Interest and penalties on tax assessments are included in Income tax provision on our Condensed Consolidated Statements of Operations
Net Earnings from Continuing Operations
Net earnings from continuing operations for the three months ended March 31, 2022 and 2021 are included in the table below.

	Three Months Ended March 31,		%
(In millions)	2022	2021	Change
Net earnings from continuing operations	$149.6	$105.8	41.4%

Three Months Ended March 31, 2022 Compared with the Same Period in 2021
Net earnings in 2022 were unfavorably impacted by $19 million of Special Items, primarily due to the impairment of an equity investment of $16 million ($12 million, net of taxes), one-time tax expenses (“Tax Special Items”) of $7 million, and restructuring and associated costs of $4 million ($3 million, net of taxes), partially offset by a gain on the sale of land in the UK for $6 million ($5 million, net of taxes).
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
The table below sets forth the Segment Adjusted EBITDA for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		%
(In millions)	2022	2021	Change
Food	$200.4	$156.9	27.7%
Adjusted EBITDA Margin	24.8%	22.3%
Protective	127.4	109.9	15.9%
Adjusted EBITDA Margin	20.9%	19.5%
Corporate	(0.9)	1.4	(164.3)%
Non-U.S. GAAP Consolidated Adjusted EBITDA	$326.9	$268.2	21.9%
Adjusted EBITDA Margin	23.1%	21.2%

The following is a discussion of the factors that contributed to the change in Segment Adjusted EBITDA during the three months ended March 31, 2022, as compared to the same period in the 2021.
Food
Three Months Ended March 31, 2022 Compared with the Same Period in 2021
On a reported currency basis, Segment Adjusted EBITDA increased by $44 million in 2022 compared to 2021. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of approximately $5 million. On a constant dollar basis, Segment Adjusted EBITDA increased by $48 million, or 31%, in 2022 primarily as a result of:
•favorable price/cost spread of $54 million; and
•higher volumes of $6 million.
These increases were partially offset by:
•higher operating costs of $12 million, including labor and non-material inflation and incentive compensation.
Protective
Three Months Ended March 31, 2022 Compared with the Same Period in 2021
On a reported currency basis, Segment Adjusted EBITDA increased by $18 million in 2022 compared to 2021. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $2 million. On a constant dollar basis, Segment Adjusted EBITDA increased by $20 million, or 18%, in 2022 primarily as a result of:
•favorable price/cost spread of $44 million.
This increase was partially offset by:
•higher operating costs of $16 million, including labor and non-material inflation and incentive compensation;
•lower volumes of $6 million; and
•divestiture impact of $2 million.
Corporate
Three Months Ended March 31, 2022 Compared with the Same Period in 2021
On a reported and constant dollar basis, Corporate Adjusted EBITDA decreased by $2 million compared with the same period in 2021, primarily driven by currency transaction gains in 2021 compared to currency transaction losses in 2022.
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
As of March 31, 2022, we had cash and cash equivalents of $278 million, of which approximately $238 million, or 85%, was located outside of the U.S. We believe our U.S. cash balances and committed liquidity facilities available to U.S. borrowers are sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that, in the near term, cash located outside of the U.S. will be needed to satisfy our obligations, dividends and other demands for cash in the U.S. In addition, an immaterial amount of our non-U.S. cash balance is deemed to be trapped as of March 31, 2022.

Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

(In millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$278.2	$561.0
See “Analysis of Historical Cash Flow” below.
Accounts Receivable Securitization Programs
At March 31, 2022, we had $139 million available to us and no outstanding borrowings under our U.S. and European accounts receivable securitization programs. At December 31, 2021, we had $141 million available to us and no outstanding borrowings under the such programs.
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
Gross amounts received under these programs for the three months ended March 31, 2022 and 2021, were $172 million and $156 million, respectively. If these programs had not been in effect for the three months ended March 31, 2022, we would have been required to collect the invoice amounts directly from the relevant customers in accordance with the agreed payment terms. Approximately $127 million in incremental trade receivables would have been outstanding at March 31, 2022 if collection on such invoice amounts were made directly from our customers on the invoice due date and not through our customers' supply chain financing arrangements or our factoring program.
Lines of Credit
At March 31, 2022 and December 31, 2021, we had a $1.0 billion revolving credit facility as part of our senior secured credit facility. We had no outstanding borrowings under the facility at March 31, 2022 or December 31, 2021. There was $1 million outstanding under various lines of credit extended to our subsidiaries at March 31, 2022 and December 31, 2021. See Note 13, “Debt and Credit Facilities” for further details.
LIBOR Phase Out
In July 2017, the United Kingdom's Financial Conduct Authority (FCA), which regulates LIBOR, announced the phase out LIBOR. In March 2021, the FCA announced that specific U.S. dollar LIBOR tenors (overnight, 1-month, 3-month, 6-month and 12-month) will continue to be published until June 30, 2023, while the 1-week and 2-month tenors are no longer being published effective December 31, 2021. Similarly, all tenors for EUR, CHF, JPY and GBP LIBOR currencies are no longer being published effective December 31, 2021. Regulators in the U.S. and other jurisdictions have worked to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate ("SOFR"). The phase-out of LIBOR will not have a material impact on our financing or liquidity. In March 2020, the FASB issued ASU 2020-04. This ASU, along with subsequently issued ASU 2021-01, are designed to ease the potential burden in accounting for reference rate reform; however, neither the LIBOR phase-out nor these ASUs had a material impact on the Company.

SOFR
On March 25, 2022, the Company and certain of its subsidiaries entered into a fourth amended and restated syndicated facility agreement whereby its existing senior secured credit facility was amended and restated (the “Fourth Amended and Restated Credit Agreement”) which converted the facilities rate from a LIBOR-based rate to a SOFR-based rate. See Note 13, "Debt and Credit Facilities" for further details.
Covenants
At March 31, 2022, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” within Note 13, “Debt and Credit Facilities”, which require us, among other things, to maintain a maximum leverage ratio of debt to EBITDA of 4.50 to 1.00. At March 31, 2022, as calculated under the covenant, our leverage ratio was 2.50 to 1.00. We expect to be in continued compliance with our debt covenants including the covenant leverage ratio over the next 12 months.
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
At both March 31, 2022 and December 31, 2021, our accounts payable balances included $161 million related to invoices from suppliers participating in the programs. The cumulative amounts settled through the supply chain financing programs for the three months ended March 31, 2022 were $114 million, compared to $102 million for the three months ended March 31, 2021. These programs did not significantly improve our cash provided by operating activities or free cash flow for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
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
These credit ratings are considered to be below investment grade (with the exception of the Baa2 and BBB- Senior Secured Rating from Moody’s Investor Services and Standard & Poor’s, respectively, which are classified as investment grade). A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Outstanding Indebtedness
At March 31, 2022 and December 31, 2021, our total debt outstanding and our non-U.S. GAAP net debt consisted of the amounts set forth in the following table.

(In millions)	March 31, 2022	December 31, 2021
Short-term borrowings	$1.1	$1.3
Current portion of long-term debt	9.2	487.2
Total current debt	10.3	488.5
Total long-term debt, less current portion(1)	3,689.5	3,219.6
Total debt	3,699.8	3,708.1
Less: Cash and cash equivalents	(278.2)	(561.0)
Non-U.S. GAAP net debt	$3,421.6	$3,147.1

(1)Amounts are net of unamortized discounts and debt issuance costs of $19 million at March 31, 2022 and December 31, 2021. See Note 13, “Debt and Credit Facilities” for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(In millions)	2022	2021	Change
Net cash provided by operating activities	$48.4	$79.9	$(31.5)
Net cash used in investing activities	(69.3)	(41.0)	(28.3)
Net cash used in financing activities	(262.1)	(220.3)	(41.8)
Effect of foreign currency exchange rate changes on cash and cash equivalents	0.2	2.7	(2.5)
In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of non-U.S. GAAP free cash flow for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(In millions)	2022	2021	Change
Cash flow provided by operating activities	$48.4	$79.9	$(31.5)
Capital expenditures	(67.0)	(43.9)	(23.1)
Non-U.S. GAAP free cash flow	$(18.6)	$36.0	$(54.6)
Operating Activities
Three Months Ended March 31, 2022 Compared with the Same Period in 2021
Net cash provided by operating activities was $48 million in 2022, compared to $80 million in 2021. The decrease in cash provided by operating activities was primarily attributable to net cash used by our working capital accounts (inventories, trade receivables and accounts payables), which was $109 million unfavorable in 2022 compared to 2021. There was lower cash generation from accounts payable by $59 million compared to 2021, which was primarily due to higher cash disbursements in the first quarter of 2022 due to elevated fourth quarter 2021 material purchase volumes and the timing of North American raw material pricing fluctuations. There was a higher use of cash for inventory of $49 million compared to 2021, which increased due to planned inventory prebuild.
This activity was partially offset by other assets and liabilities which positively impacted cash flow by $33 million compared to 2021. This was largely due to the impact of incentive compensation including lower cash payments made during the first quarter 2022, as compared to the prior year, coupled with a higher accrual as of March 31, 2022, as compared to the prior year. Value Added Tax payments were also favorable on net cash provided by operating activities compared to the prior year.
Investing Activities
Three Months Ended March 31, 2022 Compared with the Same Period in 2021
Net cash used in investing activities was $69 million in 2022 compared to a use of $41 million in 2021.
The increase in net cash used in investing activities was primarily due to $23 million in higher capital expenditures compared to the prior year. The increase reflects the Company's continued investment in assets which support growth focused on touchless automation, sustainability and digital. The Company is making investments to drive touchless automation within our internal operations. Investing activity also included the settlement of foreign currency forward contracts which generated $7 million less cash in 2022 compared to the prior year.
In the first quarter of 2022, we invested a total of $10 million in SEE Ventures initiatives compared to $6 million in 2021. The investments in 2022 included the acquisition of Foxpak Flexibles Ltd. and an investment made in a fund aimed to advance scalable recycling technologies, equipment upgrades and infrastructure solutions, which is being accounted for as an equity method investment. Under the SEE Ventures initiative, we make select entrepreneurial investments that present opportunities to accelerate innovation and increase speed to market, while creating a sustainable competitive advantage. SEE Ventures is part of our capital allocation strategy focused on investing in early stage disruptive technologies and new business models for growth.
These investing activities were partially offset by proceeds received from the disposal of property and equipment, which generated $7 million of incremental cash inflow in 2022 compared to the prior year, primarily due to the sale of land in the UK.
Financing Activities
Three Months Ended March 31, 2022 Compared with the Same Period in 2021
Net cash used in financing activities was $262 million in 2022, compared to $220 million used in 2021. The increase in cash outflows for financing activities was primarily related to increased share repurchases, netting of common stock for tax withholding obligations relating to stock-based compensation and dividends payments.
During the three months ended March 31, 2022, the Company repurchased $200 million in shares compared to $177 million in the prior year. The netting of common stock for tax withholding obligations relating to stock-based compensation was $25 million compared to $14 million in the prior year. Dividends paid of $31 million were $5 million higher than the prior year due to the increase in the quarterly dividend in 2022.
Changes in Working Capital

(In millions)	March 31, 2022	December 31, 2021	Change
Working capital (current assets less current liabilities)	$464.1	$62.3	$401.8
Current ratio (current assets divided by current liabilities)	1.3x	1.0x
Quick ratio (current assets, less inventories divided by current liabilities)	0.7x	0.7x
The $402 million, or 645%, increase in working capital during the three months ended March 31, 2022 was primarily due the following:
•decrease in current portion of long-term debt of $478 million primarily due to the refinancing of $475 million related to the Term Loan A, which extended its maturity date to March 2027;

•increase in inventory of $118 million, primarily on rising input costs and planned inventory prebuild;
•$61 million decrease in other current liabilities, reflecting the payment of performance-based compensation and profit sharing in the first quarter 2022, offset by current year accruals; and
•increase in Trade receivables of $57 million, primarily on higher sales in the current year.
The increases in working capital were partially offset by:
•$283 million decrease in cash and cash equivalents, which was largely the result of share repurchases; and
•$18 million increase in Income tax payable, primarily due to the U.S. quarterly income tax accrual.
Changes in Stockholders’ Equity
The $58 million, or 23%, decrease in stockholders’ equity in the three months ended March 31, 2022 was primarily due to the following:
•repurchases of 3,042,696 shares of our common stock for $200 million, including commissions paid (See Note 19, “Stockholders’ Equity” for further details);
•dividends paid on our common stock and dividend equivalent accruals related to unvested equity awards of $31 million; and
•the effect of share-based incentive compensation of $7 million, including the impact of share-based compensation expense and shares withheld on vested share-based compensation to cover the employee tax withholding obligations.
These decreases were partially offset by:
•net earnings of $149 million;
•stock issued for profit sharing contribution paid in stock of $23 million;
•unrealized gains on derivative instruments of $4 million;
•Cumulative Translation Adjustment ("CTA") gain of $3 million; and
•the recognition of pension items within AOCL of $1 million.
Derivative Financial Instruments
Interest Rate Swaps
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 14, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.
Net Investment Hedge
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 14, “Derivatives and Hedging Activities,” under the caption “Net Investment Hedge” is incorporated herein by reference.
Other Derivative Instruments
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 14, “Derivatives and Hedging Activities,” under the caption “Other Derivative Instruments” is incorporated herein by reference.
Foreign Currency Forward Contracts
At March 31, 2022, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 14, “Derivatives and Hedging Activities,” under the caption “Foreign Currency Forward Contracts Designated as Cash Flow Hedges” and “Foreign Currency Forward Contracts Not Designated as Hedges” is incorporated herein by reference. For further discussion about these contracts and other financial instruments, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2021 Form 10-K. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2021 Form 10-K.
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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At March 31, 2022, we had no outstanding interest rate swaps, collars or options.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 14, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 15, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $51 million in the fair value of the total debt balance at March 31, 2022. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
Argentina
Economic events in Argentina, including the default on some of its international debt obligations, which have subsequently been renegotiated, exposed us to heightened levels of foreign currency exchange risks. Despite some recent debt restructuring, fluctuations in foreign exchange rates on the Argentine Peso continue to impact our financial results. As of July 1, 2018, Argentina was designated as a highly inflationary economy. We recognized a net foreign currency exchange loss of $1 million in three months ended March 31, 2022 and 2021, within Other (expense) income, net on the Condensed Consolidated Statements of Operations, related to the designation of Argentina as a highly inflationary economy under U.S. GAAP. See Note 1, "Organization and Basis of Presentation," for additional information. As of March 31, 2022, approximately 1% of our consolidated net sales were derived from our products sold in Argentina and our net assets include $2 million of cash and cash equivalents domiciled in Argentina. Also, as of March 31, 2022, our Argentina subsidiaries had cumulative translation losses of $22 million.

Russia
Recent devaluation of the ruble has exposed us to heightened levels of foreign currency exchange risks. As of March 31, 2022, approximately 1% of our consolidated net sales were derived from products sold in Russia. Assets include $4 million of cash and cash equivalents domiciled in Russia. Also, as of March 31, 2022, our Russia subsidiary had cumulative translation losses of $44 million.
Brazil
Recent economic events in Brazil, including changes in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of March 31, 2022, we do not anticipate these events will have a material impact on our 2022 results of operations. As of March 31, 2022, approximately 2% of our consolidated net sales were derived from products sold into Brazil and net assets include $14 million of cash and cash equivalents domiciled in Brazil. Also, as of March 31, 2022, our Brazil subsidiaries had cumulative translation losses of $57 million.
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at March 31, 2022 would have caused us to pay approximately $36 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
Our foreign currency forward contracts are described in Note 14, “Derivatives and Hedging Activities,” which is incorporated herein by reference.
Net Investment Hedge
The €400.0 million 4.50% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The decrease in the translated value of the debt was $3 million, net of tax as of March 31, 2022 and is reflected in long-term debt on our Condensed Consolidated Balance Sheets.
For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, settlements and changes in fair values of the derivative instruments are recognized in unrealized gains (losses) on derivative instruments for net investment hedge, a component of accumulated other comprehensive loss, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in other (expense) income, net on the Condensed Consolidated Statements of Operations.
Other Derivative Instruments
We may use other derivative instruments from time to time to manage exposure to foreign exchange rates and to access international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency.
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.50% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The U.S. dollar equivalent amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $484 million and $492 million at March 31, 2022 and December 31, 2021, respectively.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 18, “Commitments and Contingencies” under the captions “Settlement Agreement Tax Deduction” and “Environmental Matters” is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of our 2021 Form 10-K.
Item 1A.  Risk Factors
Reference is made to Part I, Item 1A, “Risk Factors,” in our 2021 Form 10-K for information concerning risks that may materially affect our business, financial condition or results of operations. The “Risk Factors” in the Company's 2021 Form 10-K should be read in conjunction with the additional risk factor below.
The conflict between Russia and Ukraine could adversely affect our results of operations.
The conflict between Russia and Ukraine has had and will likely continue to have a negative impact on our employees and operations both within and outside the region. As a result of the ongoing conflict and the global response, including the current and future sanctions and export controls, our operations may continue to be adversely impacted by, among other things, disruptions to our supply chain and logistics, increases in costs particularly for our raw materials, losses from currency translation, and an inability to repatriate income earned in Russia.
As of March 31, 2022, the net assets of the Company's subsidiaries in Russia and Ukraine were $54 million and $3 million, respectively. While our exposure to the region is small and our industry is not currently the primary target of sanctions or export controls, the evolution and potential escalation of the conflict and actions taken by governments in response to such conflict, and the consequences, economic or otherwise, are unpredictable. As a result, we cannot predict the immediate or longer-term effects of the conflict on the global economy, the performance of the packaging industry in general or the impact it may have on our business and results of operations.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(a)    In March 2022, we transferred 350,668 shares of our common stock, par value $0.10 per share, from treasury to our 401(K) and Profit Sharing Plan as part of our 2021 profit sharing contribution. The issuance of such shares to the plan was not registered under the Securities Act of 1933, as amended, because such transaction did not involve an “offer” or “sale” of securities under Section 2(a)(3) of the Securities Act.
(c)     Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended March 31, 2022, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
Balance as of December 31, 2021				$896,438,119
January 1, 2022 through January 31, 2022	—	$—	—	896,438,119
February 1, 2022 through February 28, 2022	850,593	$67.39	850,593	839,113,612
March 1, 2022 through March 31, 2022	2,192,103	$65.10	2,192,103	696,417,950
Total	3,042,696		3,042,696	$696,417,950

(1)On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This program has no expiration and replaces the previous authorization. As of March 31, 2022, there was $696 million remaining under the currently authorized repurchase program. From time to time we acquire shares by means of open-market transactions, including through plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and privately negotiated transactions, including accelerated share repurchase programs, pursuant to our publicly announced program described above. In addition, we have historically withheld shares from awards under our Omnibus Incentive Plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan. During the three months ended March 31, 2022, no shares were withheld pursuant to this provision.

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

10.1
Fourth Amended and Restated Syndicated Facility Agreement, dated as of March 25, 2022, by and among Sealed Air Corporation and certain of its subsidiaries party thereto, Bank of America, N.A., as agent, and the other financial institutions party thereto (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report March 25, 2022, File No. 1-12139, is incorporated herein by reference.)

31.1	Certification of Edward L. Doheny II pursuant to Rule 13a-14(a), dated May 5, 2022.
31.2	Certification of Christopher J. Stephens, Jr. pursuant to Rule 13a-14(a), dated May 5, 2022.
32	Certification of Edward L. Doheny II and Christopher J. Stephens, Jr. pursuant to 18 U.S.C. § 1350, dated May 5, 2022.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: May 5, 2022	By:	/S/ Christopher J. Stephens, Jr.
Christopher J. Stephens, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)