Form 10-Q
period 2022-06-30
SEALED AIR CORP/DE
filed 2022-08-03
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 145,227,126 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of July 29, 2022.

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
The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: global economic and political conditions, currency translation and devaluation effects, changes in raw material pricing and availability, competitive conditions, the success of new product offerings, consumer preferences, the effects of animal and food-related health issues, the effects of epidemics or pandemics, including the Coronavirus Disease 2019, negative impacts related to the ongoing conflicts between Russia and Ukraine and related sanctions, export restrictions and other counteractions thereto, changes in energy costs, environmental matters, the success of our restructuring activities, the success of our merger, acquisition and equity investment strategies, the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts, changes in our credit ratings, the tax benefit associated with the Settlement agreement (as defined in Note 18 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report), regulatory actions and legal matters, and the other information referenced in Part I, Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC, and in any of our subsequent SEC filings. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In USD millions, except share and per share data)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$281.2	$561.0
Trade receivables, net of allowance for credit losses of $12.7 in 2022 and $11.1 in 2021	639.9	620.3
Income tax receivables	14.7	28.8
Other receivables	78.2	83.7
Inventories, net of inventory reserves of $26.4 in 2022 and $24.1 in 2021 (Note 7)	932.7	725.7
Prepaid expenses and other current assets	64.4	50.1
Total current assets	2,011.1	2,069.6
Property and equipment, net (Note 8)	1,245.9	1,232.0
Goodwill (Note 9)	2,173.9	2,189.4
Identifiable intangible assets, net (Note 9)	147.1	152.6
Deferred taxes	126.1	138.4
Non-current assets held for sale	—	1.5
Operating lease right-of-use-assets (Note 4)	61.2	63.8
Other non-current assets	340.1	382.0
Total assets	$6,105.4	$6,229.3
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings (Note 13)	$1.8	$1.3
Current portion of long-term debt (Note 13)	8.9	487.2
Current portion of operating lease liabilities (Note 4)	21.3	21.2
Accounts payable	987.8	959.9
Accrued restructuring costs (Note 12)	9.9	10.2
Income tax payable	32.2	22.7
Other current liabilities	443.5	504.8
Total current liabilities	1,505.4	2,007.3
Long-term debt, less current portion (Note 13)	3,655.4	3,219.6
Long-term operating lease liabilities, less current portion (Note 4)	44.1	44.5
Deferred taxes	46.8	46.7
Non-current liabilities held for sale	—	0.9
Other non-current liabilities	654.0	661.6
Total liabilities	5,905.7	5,980.6
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2022 and 2021	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 233,173,357 in 2022 and 232,483,281 in 2021; shares outstanding: 145,226,204 in 2022 and 148,099,157 in 2021	23.3	23.2
Additional paid-in capital	2,134.2	2,123.4
Retained earnings	2,993.6	2,790.7
Common stock in treasury, 87,947,153 shares in 2022 and 84,384,124 shares in 2021	(3,989.1)	(3,754.7)
Accumulated other comprehensive loss, net of taxes (Note 20)	(962.3)	(933.9)
Total stockholders’ equity	199.7	248.7
Total liabilities and stockholders’ equity	$6,105.4	$6,229.3

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In USD millions, except per share data)	2022	2021	2022	2021
Net sales	$1,418.0	$1,328.5	$2,835.6	$2,595.6
Cost of sales	979.7	927.8	1,920.3	1,793.8
Gross profit	438.3	400.7	915.3	801.8
Selling, general and administrative expenses	199.2	192.0	404.2	380.9
Amortization expense of intangible assets	8.9	9.7	18.3	19.4
Restructuring charges (Note 12)	3.5	2.1	4.0	2.1
Operating profit	226.7	196.9	488.8	399.4
Interest expense, net	(39.5)	(42.1)	(78.4)	(85.2)
Other (expense) income, net (Note 21)	(30.1)	(0.4)	(44.3)	0.6
Earnings before income tax provision	157.1	154.4	366.1	314.8
Income tax provision (Note 17)	42.7	45.8	102.1	100.4
Net earnings from continuing operations	114.4	108.6	264.0	214.4
(Loss) Gain on sale of discontinued operations, net of tax	(0.5)	(0.5)	(0.9)	3.8
Net earnings	$113.9	$108.1	$263.1	$218.2
Basic:
Continuing operations	$0.78	$0.71	$1.80	$1.40
Discontinued operations	—	—	(0.01)	0.03
Net earnings per common share - basic (Note 22)	$0.78	$0.71	$1.79	$1.43
Diluted:
Continuing operations	$0.77	$0.71	$1.78	$1.39
Discontinued operations	—	—	(0.01)	0.03
Net earnings per common share - diluted (Note 22)	$0.77	$0.71	$1.77	$1.42
Weighted average number of common shares outstanding: (Note 22)
Basic	146.0	151.4	146.8	152.8
Diluted	147.5	152.7	148.5	154.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,						Six Months Ended June 30,
	2022			2021			2022			2021
(In USD millions)	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings			$113.9			$108.1			$263.1			$218.2
Other comprehensive income (loss):
Recognition of pension items	$1.7	$(0.4)	1.3	$1.7	$—	1.7	$2.8	$(0.7)	2.1	$3.4	$(1.9)	1.5
Unrealized gains (losses) on derivative instruments for net investment hedge	28.6	(7.1)	21.5	(7.2)	1.8	(5.4)	35.3	(8.8)	26.5	16.1	(4.0)	12.1
Unrealized gains (losses) on derivative instruments for cash flow hedge	4.6	(1.3)	3.3	1.7	(0.4)	1.3	2.5	(0.7)	1.8	4.3	(1.2)	3.1
Foreign currency translation adjustments	(62.3)	—	(62.3)	27.2	—	27.2	(58.8)	—	(58.8)	2.0	—	2.0
Other comprehensive (loss) income	$(27.4)	$(8.8)	(36.2)	$23.4	$1.4	24.8	$(18.2)	$(10.2)	(28.4)	$25.8	$(7.1)	18.7
Comprehensive income, net of taxes			$77.7			$132.9			$234.7			$236.9

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In USD millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Equity
Balance at March 31, 2022	$23.3	$2,122.9	$2,909.3	$(3,939.0)	$(926.1)	$190.4
Effect of share-based incentive compensation	—	11.3	—	—	—	11.3
Repurchases of common stock	—	—	—	(50.1)	—	(50.1)
Recognition of pension items, net of taxes	—	—	—	—	1.3	1.3
Foreign currency translation adjustments	—	—	—	—	(62.3)	(62.3)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	24.8	24.8
Net earnings	—	—	113.9	—	—	113.9
Dividends on common stock ($0.20 per share)	—	—	(29.6)	—	—	(29.6)
Balance at June 30, 2022	$23.3	$2,134.2	$2,993.6	$(3,989.1)	$(962.3)	$199.7

Balance at December 31, 2021	$23.2	$2,123.4	$2,790.7	$(3,754.7)	$(933.9)	$248.7
Effect of share-based incentive compensation	0.1	3.9	—	—	—	4.0
Stock issued for profit sharing contribution paid in stock	—	6.9	—	15.8	—	22.7
Repurchases of common stock	—	—	—	(250.2)	—	(250.2)
Recognition of pension items, net of taxes	—	—	—	—	2.1	2.1
Foreign currency translation adjustments	—	—	—	—	(58.8)	(58.8)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	28.3	28.3
Net earnings	—	—	263.1	—	—	263.1
Dividends on common stock ($0.40 per share)	—	—	(60.2)	—	—	(60.2)
Balance at June 30, 2022	$23.3	$2,134.2	$2,993.6	$(3,989.1)	$(962.3)	$199.7

Balance at March 31, 2021	$23.2	$2,090.8	$2,485.6	$(3,528.6)	$(969.6)	$101.4
Effect of share-based incentive compensation	—	12.9	—	—	—	12.9
Repurchase of common stock	—	—	—	(122.5)	—	(122.5)
Recognition of pension items, net of taxes	—	—	—	—	1.7	1.7
Foreign currency translation adjustments	—	—	—	—	27.2	27.2
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(4.1)	(4.1)
Net earnings	—	—	108.1	—	—	108.1
Dividends on common stock ($0.20 per share)	—	—	(30.9)	—	—	(30.9)
Balance at June 30, 2021	$23.2	$2,103.7	$2,562.8	$(3,651.1)	$(944.8)	$93.8

Balance at December 31, 2020	$23.2	$2,093.0	$2,400.7	$(3,380.9)	$(963.5)	$172.5
Effect of share-based incentive compensation	—	10.5	—	—	—	10.5
Stock issued for profit sharing contribution paid in stock	—	0.2	—	27.8	—	28.0
Repurchases of common stock	—	—	—	(298.0)	—	(298.0)
Recognition of pension items, net of taxes	—	—	—	—	1.5	1.5
Foreign currency translation adjustments	—	—	—	—	2.0	2.0
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	15.2	15.2
Net earnings	—	—	218.2	—	—	218.2
Dividends on common stock ($0.36 per share)	—	—	(56.1)	—	—	(56.1)
Balance at June 30, 2021	$23.2	$2,103.7	$2,562.8	$(3,651.1)	$(944.8)	$93.8
See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In USD millions)	2022	2021
Net earnings	$263.1	$218.2
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	90.9	91.2
Share-based incentive compensation	27.6	23.0
Profit sharing expense	14.0	11.6
Loss on debt redemption and refinancing activities	11.2	—
Provision for allowance for credit losses on trade receivables	6.5	0.9
Provisions for inventory obsolescence	6.8	6.6
Deferred taxes, net	(3.1)	4.5
Net loss (gain) on sale of business	0.9	(1.7)
Impairment of equity investment	31.6	—
Other non-cash items	0.3	3.4
Changes in operating assets and liabilities:
Trade receivables, net	(44.1)	(92.9)
Inventories, net	(223.7)	(144.8)
Accounts payable	51.1	130.5
Customer advance payments	(8.3)	4.9
Income tax receivable/payable	24.6	44.3
Other assets and liabilities	(36.5)	(100.2)
Net cash provided by operating activities	$212.9	$199.5
Cash flows from investing activities:
Capital expenditures	(118.9)	(97.1)
Proceeds related to sale of business and property and equipment, net	7.1	1.1
Business acquired in purchase transactions, net of cash acquired	(9.7)	(0.1)
Payments associated with debt, equity and equity method investments	(2.2)	(15.0)
Settlement of foreign currency forward contracts	1.5	8.0
Proceeds of corporate owned life insurance	—	7.7
Net cash used in investing activities	$(122.2)	$(95.4)
Cash flows from financing activities:
Net proceeds (payments) of short-term borrowings	0.7	(6.8)
Proceeds from long-term debt	422.8	1.3
Payments of long-term debt	(425.0)	(5.7)
Payments of debt modification/debt extinguishment costs	(14.7)	—
Dividends paid on common stock	(60.3)	(56.1)
Impact of tax withholding on share-based compensation	(24.9)	(14.0)
Repurchases of common stock	(250.2)	(299.5)
Principal payments related to financing leases	(5.7)	(5.1)
Net cash used in financing activities	$(357.3)	$(385.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$(13.2)	$6.2
Cash Reconciliation:
Cash and cash equivalents	561.0	548.7
Restricted cash and cash equivalents	—	—
Balance, beginning of period	$561.0	$548.7
Net change during the period	(279.8)	(275.6)
Cash and cash equivalents	281.2	273.1
Restricted cash and cash equivalents	—	—
Balance, end of period	$281.2	$273.1
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$84.4	$89.4
Income tax payments, net of cash refunds	$70.9	$35.3
Restructuring payments including associated costs	$15.4	$10.6
Non-cash items:
Transfers of shares of common stock from treasury for profit-sharing contributions	$22.7	$28.0
See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 Organization and Basis of Presentation
Organization
We are a leading global provider of packaging solutions integrating high-performance materials, automation, equipment, and services. Sealed Air Corporation designs and delivers packaging solutions that protect goods, preserve food, automate packaging processes, and enable eCommerce and digital connectivity for packaged goods. Our packaging solutions help customers automate their operations to be increasingly touchless and more resilient, safer, less wasteful, and enhance brand engagement with consumers. We deliver our packaging solutions to an array of end markets including fresh proteins, foods, fluids, medical and healthcare, eCommerce, logistics and omnichannel fulfillment operations, and industrials.
Our portfolio of packaging solutions includes CRYOVAC® brand food packaging, SEALED AIR® brand protective packaging, AUTOBAG® brand automated packaging, BUBBLE WRAP® brand packaging, SEE Touchless Automation™ solutions and prismiq™ brand smart packaging and digital printing. We have established leading market positions through our differentiated packaging solutions, well-established customer relationships, iconic brands, and global scale and market access.
We conduct substantially all of our business through two wholly-owned subsidiaries, Cryovac, LLC and Sealed Air Corporation (US). Throughout this report, when we refer to “Sealed Air,” “SEE,” the “Company,” “we,” “our,” or “us,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise.
Basis of Presentation
Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our Condensed Consolidated Balance Sheet as of June 30, 2022 and our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 have been made. The results set forth in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. All amounts are in millions, except per share amounts, and approximate due to rounding. All amounts are presented in U.S. dollar, unless otherwise specified.
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
We are responsible for the unaudited Condensed Consolidated Financial Statements and notes included in this report. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Form 10-K”), which was filed with the SEC on February 22, 2022, and with the information contained in our other publicly available filings with the SEC.
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
Impact of Highly Inflationary Economy
Argentina

Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into U.S. dollars using the current exchange rate available to us. The impact of any changes in the exchange rate are reflected within Other (expense) income, net on the Condensed Consolidated Statements of Operations. The Company recorded $2.7 million and $3.7 million of remeasurement losses for the three and six months ended June 30, 2022, respectively, and $0.5 million and $1.9 million of remeasurement losses for the three and six months ended June 30, 2021, respectively.
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
Other Revenue Recognition Considerations:
Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. Revenue recognized from performance obligations satisfied in previous reporting periods were nominal and $0.2 million for the three and six months ended June 30, 2022, respectively, and $1.0 million and $0.8 million for the three and six months ended June 30, 2021, respectively.
The Company does not adjust consideration in contracts with customers for the effects of a significant financing component if the Company expects that the period between transfer of a good or service and payment for that good or service will be one year or less. This is expected to be the case for the majority of the Company's contracts.

Lease components within contracts with customers are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 842.
Disaggregated Revenue
For the three and six months ended June 30, 2022 and 2021, revenues from contracts with customers summarized by Segment and Geography were as follows:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(In millions)	Food	Protective	Total	Food	Protective	Total
Americas	$530.7	$411.0	$941.7	$1,055.6	$810.9	$1,866.5
EMEA	168.3	119.9	288.2	334.9	243.7	578.6
APAC	100.5	79.4	179.9	210.9	164.0	374.9
Topic 606 Segment Revenue	799.5	610.3	1,409.8	1,601.4	1,218.6	2,820.0
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	6.3	1.9	8.2	12.1	3.5	15.6
Total	$805.8	$612.2	$1,418.0	$1,613.5	$1,222.1	$2,835.6

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(In millions)	Food	Protective	Total	Food	Protective	Total
Americas	$458.4	$373.3	$831.7	$893.2	$721.4	$1,614.6
EMEA	168.1	133.5	301.6	320.0	262.0	582.0
APAC	101.5	83.5	185.0	211.4	170.3	381.7
Topic 606 Segment Revenue	728.0	590.3	1,318.3	1,424.6	1,153.7	2,578.3
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	8.7	1.5	10.2	14.3	3.0	17.3
Total	$736.7	$591.8	$1,328.5	$1,438.9	$1,156.7	$2,595.6
Contract Balances
The time when a performance obligation is satisfied and the time when billing and payment occur are generally closely aligned, subject to agreed payment terms, with the exception of equipment accruals, which can be used to purchase both automated and standard range equipment. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the materials transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and when the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The following contract assets and liabilities are included within Prepaid expenses and other current assets and Other current liabilities, or Other non-current liabilities on our Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021:

(In millions)	June 30, 2022	December 31, 2021
Contract assets	$0.5	$1.2
Contract liabilities	$19.7	$20.2
The contract liability balances represent deferred revenue, primarily related to equipment accruals. Revenue recognized in the three and six months ended June 30, 2022 that was included in the contract liability balance at the beginning of the period was $3.8 million and $8.2 million, respectively, and $2.8 million and $8.6 million in the three and six months ended June 30, 2021, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.
Remaining Performance Obligations
The following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of June 30, 2022 and December 31, 2021, as well as the expected timing of recognition of that transaction price.

(In millions)	June 30, 2022	December 31, 2021
Short-Term (12 months or less)(1)	$16.2	$15.9
Long-Term	3.5	4.3
Total transaction price	$19.7	$20.2

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

All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our sales-type lease receivable balances at June 30, 2022 and December 31, 2021 were as follows:

(In millions)	June 30, 2022	December 31, 2021
Short-Term (12 months or less)	$5.9	$5.7
Long-Term	16.1	18.8
Lease receivables	$22.0	$24.5
Sales-type and operating lease revenue was less than 1% of net trade sales for the six months ended June 30, 2022 and year ended December 31, 2021.
Lessee
SEE has contractual obligations as a lessee with respect to warehouses, offices and manufacturing facilities, IT equipment, automobiles, and material production equipment.
The following table details our lease obligations included in our Condensed Consolidated Balance Sheets.

(In millions)	June 30, 2022	December 31, 2021
Other non-current assets:
Finance leases - ROU assets	$56.0	$58.0
Finance leases - Accumulated depreciation	(28.1)	(27.3)
Operating lease right-of-use-assets:
Operating leases - ROU assets	138.4	133.5
Operating leases - Accumulated depreciation	(77.2)	(69.7)
Total lease assets	$89.1	$94.5
Current portion of long-term debt:
Finance leases	$(8.9)	(10.2)
Current portion of operating lease liabilities:
Operating leases	(21.3)	(21.2)
Long-term debt, less current portion:
Finance leases	(18.3)	(19.2)
Long-term operating lease liabilities, less current portion:
Operating leases	(44.1)	(44.5)
Total lease liabilities	$(92.6)	$(95.1)
At June 30, 2022, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(In millions)	Finance leases	Operating leases
Remainder of 2022	$5.7	$12.5
2023	8.0	21.1
2024	3.8	14.8
2025	2.4	10.4
2026	2.0	7.2
Thereafter	10.1	6.8
Total lease payments	32.0	72.8
Less: Interest	(4.8)	(7.4)
Present value of lease liabilities	$27.2	$65.4
The following lease cost is included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Lease cost(1)
Finance leases
Amortization of ROU assets	$2.6	$2.6	$5.3	$5.2
Interest on lease liabilities	0.4	0.4	0.7	0.8
Operating leases	7.8	7.6	16.3	15.3
Short-term lease cost	0.9	1.4	1.3	2.5
Variable lease cost	1.8	0.8	3.4	2.7
Total lease cost	$13.5	$12.8	$27.0	$26.5

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
The following table details cash paid related to operating and finance leases included in our Condensed Consolidated Statements of Cash Flows and new ROU assets included in our Condensed Consolidated Balance Sheets:

	Six Months Ended June 30,
(In millions)	2022	2021
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$2.5	$2.4
Operating cash flows - operating leases	$15.6	$15.5
Financing cash flows - finance leases	$5.7	$5.1

ROU assets obtained in exchange for new finance lease liabilities	$4.1	$4.2
ROU assets obtained in exchange for new operating lease liabilities	$14.3	$9.2

	Six Months Ended June 30,
	2022	2021
Weighted average information:
Finance leases
Remaining lease term (in years)	5.9	5.9
Discount rate	4.7%	4.6%
Operating leases
Remaining lease term (in years)	4.2	4.5
Discount rate	4.5%	4.8%

Note 5 Acquisition and Divestiture Activity
Acquisition of Foxpak Flexibles Ltd.
On February 2, 2022, SEE acquired Foxpak Flexibles Ltd. (“Foxpak”), a privately-owned Irish packaging solutions company. Foxpak is a digital printing pioneer that partners with brands to deliver highly decorated packaging solutions; stand-up and spout pouches, and sachets that serve a variety of markets including food retail, pet food, seafood, and snacks. This transaction resulted in a purchase price paid of $9.7 million, including the final purchase price adjustments that were recorded in the second quarter of 2022. The Company allocated the consideration transferred to the fair value of assets acquired and liabilities assumed, resulting in an allocation to goodwill of $5.3 million and an allocation to identifiable intangible assets of $2.7 million. The acquisition is included in our Food reporting segment. Goodwill is not deductible for tax purposes. A deferred tax liability of $0.3 million on identifiable intangible assets was recorded on the opening balance sheet.
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
In the second quarter of 2022, we recorded a gain of $0.4 million related to the final net working capital settlement within Selling, general and administrative expenses on the Consolidated Statements of Operations. We maintain no on-going investment or relationship that would result in the sold business becoming a related party.
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
The following tables show Net sales and Segment Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net sales:
Food	$805.8	$736.7	$1,613.5	$1,438.9
As a % of Consolidated net sales	56.8%	55.5%	56.9%	55.4%
Protective	612.2	591.8	1,222.1	1,156.7
As a % of Consolidated net sales	43.2%	44.5%	43.1%	44.6%
Consolidated Net sales	$1,418.0	$1,328.5	$2,835.6	$2,595.6

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Segment Adjusted EBITDA:
Food	$167.6	$158.1	$368.1	$315.0
Adjusted EBITDA Margin	20.8%	21.5%	22.8%	21.9%
Protective	126.3	107.3	253.7	217.2
Adjusted EBITDA Margin	20.6%	18.1%	20.8%	18.8%
Total Segment Adjusted EBITDA	$293.9	$265.4	$621.8	$532.2
The following table shows a reconciliation of Segment Adjusted EBITDA to Earnings before income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Food Adjusted EBITDA	$167.6	$158.1	$368.1	$315.0
Protective Adjusted EBITDA	126.3	107.3	253.7	217.2
Corporate Adjusted EBITDA	(0.5)	(2.3)	(1.4)	(0.9)
Interest expense, net	(39.5)	(42.1)	(78.4)	(85.2)
Depreciation and amortization(1)	(56.4)	(58.2)	(119.6)	(115.1)
Special Items:
Restructuring charges(2)	(3.5)	(2.1)	(4.0)	(2.1)
Other restructuring associated costs(3)	(3.8)	(4.8)	(6.9)	(10.1)
Foreign currency exchange loss due to highly inflationary economies	(2.7)	(0.6)	(3.7)	(2.0)
Loss on debt redemption and refinancing activities	(10.5)	—	(11.2)	—
Impairment of equity investment	(16.1)	—	(31.6)	—
Charges related to acquisition and divestiture activity	0.2	(0.8)	1.1	(1.1)
Other Special Items(4)	(4.0)	(0.1)	—	(0.9)
Pre-tax impact of Special Items	(40.4)	(8.4)	(56.3)	(16.2)
Earnings before income tax provision	$157.1	$154.4	$366.1	$314.8

(1)Depreciation and amortization by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Food	$32.8	$32.7	$69.3	$64.4
Protective	23.6	25.5	50.3	50.7
Total Company depreciation and amortization(i)	$56.4	$58.2	$119.6	$115.1

(i)    Includes share-based incentive compensation of $10.7 million and $28.6 million for the three and six months ended June 30, 2022, respectively, and $12.3 million and $23.8 million for the three and six months ended June 30, 2021, respectively.

(2)Restructuring charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Food	$1.9	$1.3	$2.5	$1.1
Protective	1.6	0.8	1.5	1.0
Total Company restructuring charges	$3.5	$2.1	$4.0	$2.1

(3)Restructuring associated costs for the three and six months ended June 30, 2022 primarily relate to site consolidation costs and fees paid to third-party consultants in support of the Reinvent SEE business transformation. Restructuring associated costs for the three months ended June 30, 2021 primarily relate to fees paid to third-party consultants in support of the Reinvent SEE business transformation and for the six months ended June 30, 2021, also includes a one-time, non-cash cumulative translation adjustment (CTA) loss recognized due to the wind-up of one of our legal entities.
(4)Other Special Items for the three and six months ended June 30, 2022 relate to fees paid for professional services, including legal fees, directly associated with Special Items of events that are considered one-time or infrequent in nature. For the six months ended June 30, 2022, the professional fees are offset primarily due to a one-time gain on the disposal of land in the United Kingdom (UK).

Assets by Reportable Segments

The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventory, net; property and equipment, net; goodwill; intangible assets, net; and leased systems, net.

(In millions)	June 30, 2022	December 31, 2021
Assets allocated to segments:
Food	$2,334.7	$2,169.0
Protective	2,895.6	2,844.3
Total segments	5,230.3	5,013.3
Assets not allocated:
Cash and cash equivalents	$281.2	$561.0
Non-current assets held for sale	—	1.5
Income tax receivables	14.7	28.8
Other receivables	78.2	83.7
Deferred taxes	126.1	138.4
Other	374.9	402.6
Total	$6,105.4	$6,229.3

Note 7 Inventories, net

The following table details our inventories, net:

(In millions)	June 30, 2022	December 31, 2021
Raw materials	$229.0	$167.6
Work in process	188.5	158.0
Finished goods	515.2	400.1
Total	$932.7	$725.7

Note 8 Property and Equipment, net

The following table details our property and equipment, net.

(In millions)	June 30, 2022	December 31, 2021
Land and improvements	$45.6	$47.0
Buildings	776.9	790.2
Machinery and equipment	2,589.1	2,554.0
Other property and equipment	124.4	124.2
Construction-in-progress	200.6	200.8
Property and equipment, gross	3,736.6	3,716.2
Accumulated depreciation and amortization	(2,490.7)	(2,484.2)
Property and equipment, net	$1,245.9	$1,232.0
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment and finance lease ROU assets.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Interest cost capitalized	$2.0	$1.7	$3.7	$3.2
Depreciation and amortization expense(1)	$36.8	$36.0	$72.7	$71.9

(1)Includes amortization expense of finance lease ROU assets of $2.6 million and $5.3 million for the three and six months ended June 30, 2022, respectively, and $2.6 million and $5.2 million for the three and six months ended June 30, 2021, respectively.
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
Allocation of Goodwill to Reporting Segment
The following table shows our goodwill balances by reportable segment:

(In millions)	Food	Protective	Total
Gross Carrying Value at December 31, 2021	$576.6	$1,803.0	$2,379.6
Accumulated amortization(1)	(49.3)	(140.9)	(190.2)
Carrying Value at December 31, 2021	$527.3	$1,662.1	$2,189.4
Acquisition(2)	5.3	—	5.3
Currency translation	(9.0)	(11.8)	(20.8)
Carrying Value at June 30, 2022	$523.6	$1,650.3	$2,173.9

(1)There was no change to our accumulated amortization balance during the six months ended June 30, 2022.
(2)Represents the allocation of goodwill related to our acquisition of Foxpak. See Note 5, "Acquisition and Divestiture Activity," for further details.

Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives. As of June 30, 2022, there were no impairment indicators present.

	June 30, 2022			December 31, 2021
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$99.4	$(44.2)	$55.2	$102.7	$(42.4)	$60.3
Trademarks and tradenames	30.9	(12.9)	18.0	31.2	(11.5)	19.7
Software	138.7	(101.2)	37.5	125.5	(90.5)	35.0
Technology	66.5	(40.9)	25.6	64.9	(38.3)	26.6
Contracts	11.4	(9.5)	1.9	11.5	(9.4)	2.1
Total intangible assets with definite lives	346.9	(208.7)	138.2	335.8	(192.1)	143.7
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$355.8	$(208.7)	$147.1	$344.7	$(192.1)	$152.6
The following table shows the remaining estimated future amortization expense at June 30, 2022.

Year	Amount (In millions)
Remainder of 2022	$18.2
2023	29.5
2024	23.2
2025	16.6
2026	9.0
Thereafter	41.7
Total	$138.2
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
Note 10 Accounts Receivable Securitization Programs

U.S. Accounts Receivable Securitization Program
We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to a wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables to two banks and issuers of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries. Any transfers of fractional ownership interests of receivables under the U.S. receivables securitization program to the two banks and issuers of commercial paper administered by these banks are considered secured borrowings with the underlying receivables as collateral and will be classified as Short-term borrowings on our Condensed Consolidated Balance Sheets. These banks do not have any recourse against the general credit of the Company. The net trade receivables that served as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There were no borrowings or corresponding net trade receivables maintained as collateral as of June 30, 2022 or December 31, 2021.
As of June 30, 2022, the maximum purchase limit for receivable interests was $50.0 million, subject to the availability limits described below.

The amounts available from time to time under this program may be less than $50.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of June 30, 2022, the amount available to us under the program was $50.0 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a decline in the amounts available to us under the program or termination of the program.
The program expires annually and is renewable.
European Accounts Receivable Securitization Program
We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks, and issuers of commercial paper administered by these banks. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV and are exposed to the risk of uncollectible receivables held by the SPV. Therefore, the SPV is consolidated in our Condensed Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as Short-term borrowings on our Condensed Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There were no borrowings or corresponding net trade receivables maintained as collateral as of June 30, 2022 or December 31, 2021.
As of June 30, 2022, the maximum purchase limit for receivable interests was €80.0 million ($83.5 million equivalent at June 30, 2022), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of June 30, 2022, the amount available under this program before utilization was €80.0 million ($83.5 million equivalent as of June 30, 2022).
This program expires annually and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of June 30, 2022 and December 31, 2021, there were no outstanding borrowings under our U.S. or European programs. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. The total interest paid for these programs was nominal for the three and six months ended June 30, 2022 and there was no interest paid for these programs in the three and six months ended June 30, 2021.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at June 30, 2022.
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
Gross amounts factored under this program for the six months ended June 30, 2022 and 2021 were $353.3 million and $305.1 million, respectively. The fees associated with transfer of receivables for all programs were approximately $1.6 million and

$2.9 million for the three and six months ended June 30, 2022, respectively, and $0.8 million and $1.7 million for the three and six months ended June 30, 2021, respectively.
Note 12 Restructuring Activities
For the three and six months ended June 30, 2022, the Company incurred $3.5 million and $4.0 million of restructuring charges, respectively, and $3.8 million and $6.9 million of other costs associated with our restructuring program, respectively. These charges were incurred in connection with the Company’s Reinvent SEE business transformation.
In December 2018, the Board of Directors approved our Reinvent SEE business transformation, which included the related three-year restructuring program (“Program”). Spend associated with our previously existing restructuring programs at the time of Reinvent SEE’s approval was substantially completed as of December 31, 2020, and is no longer included in the restructuring program totals below.
The Board of Directors originally approved cumulative restructuring spend up to $220 million. The Board of Directors extended these activities and related charges to the end of calendar year 2022. This extension does not expand the original total Program spend and is primarily related to on-going initiatives, including those related to SEE's continued digital transformation.
Restructuring spend is estimated to be incurred as follows:

(In millions)	Total Restructuring Program Range		Less Program Spend to Date	Remaining Restructuring Spend
	Low	High		Low	High
Costs of reduction in headcount as a result of reorganization	$79	$80	$(79)	$—	$1
Other expenses associated with the Program	110	120	(108)	2	12
Total expense	$189	$200	$(187)	$2	$13
Capital expenditures	16	20	(16)	—	4
Total estimated cash cost(1)	$205	$220	$(203)	$2	$17

(1)    Total estimated cash cost excludes the impact of proceeds expected from the sale of property and equipment and foreign currency impact.
The following table details our aggregate restructuring activities incurred under the Program as reflected in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Other associated costs	$3.8	$4.8	$6.9	$10.1
Restructuring charges	3.5	2.1	4.0	2.1
Total charges	$7.3	$6.9	$10.9	$12.2
Capital expenditures	$3.9	$2.1	$5.8	$3.3
The aggregate restructuring accrual, spending and other activity for the six months ended June 30, 2022 and the accrual balance remaining at June 30, 2022 related to the Program were as follows:

(In millions)
Restructuring accrual at December 31, 2021	$11.3
Accrual and accrual adjustments	4.0
Cash payments during 2022	(4.8)
Effect of changes in foreign currency exchange rates	(0.1)
Restructuring accrual at June 30, 2022	$10.4
We expect to pay $9.9 million of the accrual balance remaining at June 30, 2022 within the next twelve months. This amount is included in Accrued restructuring costs on the Condensed Consolidated Balance Sheets at June 30, 2022. The remaining accrual of $0.5 million is expected to primarily be paid in 2023. These amounts are included in Other non-current liabilities on our Condensed Consolidated Balance Sheets at June 30, 2022.
One of the components of the Reinvent SEE business transformation was to enhance the operational efficiency of the Company by acting as “One SEE”. The program was approved by our Board of Directors as a consolidated program benefiting both Food and Protective, and accordingly the expected program spend by reporting segment is not available. However, of the total remaining restructuring accrual of $10.4 million as of June 30, 2022, $3.1 million was attributable to Food and $7.3 million was attributable to Protective.
Note 13 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth in the following table:

(In millions)	Interest rate	June 30, 2022	December 31, 2021
Short-term borrowings(1)		$1.8	$1.3
Current portion of long-term debt(2)		8.9	487.2
Total current debt		10.7	488.5
Term Loan A due July 2023		—	34.6
Term Loan A due March 2027		506.7	—
Senior Notes due April 2023	5.250%	—	423.8
Senior Notes due September 2023	4.500%	416.9	451.9
Senior Notes due December 2024	5.125%	423.2	422.8
Senior Notes due September 2025	5.500%	398.4	398.2
Senior Secured Notes due October 2026	1.573%	595.5	595.0
Senior Notes due December 2027	4.000%	421.7	421.4
Senior Notes due April 2029	5.000%	421.0	—
Senior Notes due July 2033	6.875%	446.3	446.2
Other(2)		25.7	25.7
Total long-term debt, less current portion(3)		3,655.4	3,219.6
Total debt(4)		$3,666.1	$3,708.1

(1)Short-term borrowings of $1.8 million and $1.3 million at June 30, 2022 and December 31, 2021, respectively, were comprised of short-term borrowings from various lines of credit.
(2)As of June 30, 2022, current portion of long-term debt included finance lease liabilities of $8.9 million. As of December 31, 2021, current portion of long-term debt included $475 million related to the Term Loan A due August 2022, finance lease liabilities of $10.2 million and $2.0 million related to a portion of Term Loan A due 2023. Other debt includes long-term liabilities associated with our finance leases of $18.3 million and $19.2 million at June 30, 2022 and December 31, 2021, respectively. See Note 4, "Leases," for additional information on finance and operating lease liabilities.
(3)Amounts are shown net of unamortized discounts and issuance costs of $21.0 million as of June 30, 2022 and $19.0 million as of December 31, 2021.
(4)As of June 30, 2022, our weighted average interest rate on our short-term borrowings outstanding was 4.4% and on our long-term debt outstanding was 4.2%. As of December 31, 2021, our weighted average interest rate on our short-term borrowings outstanding was 3.6% and on our long-term debt outstanding was 4.1%.

Lines of Credit
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including our revolving credit facility, and the amounts available under our accounts receivable securitization programs.

(In millions)	June 30, 2022	December 31, 2021
Used lines of credit(1)	$1.8	$1.3
Unused lines of credit	1,279.9	1,309.0
Total available lines of credit(2)	$1,281.7	$1,310.3

(1)Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.
(2)Of the total available lines of credit, $1,133.5 million was committed as of June 30, 2022.
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
Total amortization expense related to the senior secured credit facility was $0.3 million and $0.7 million for the three and six months ended June 30, 2022 and is included in Interest expense, net in our Condensed Consolidated Statements of Operations.
Senior Notes
2022 Activity
On April 19, 2022, the Company issued $425 million aggregate principal amount of 5.000% senior notes due 2029 (the "2029 Notes"). The 2029 Notes will mature on April 15, 2029. Interest is payable on April 15 and October 15 of each year, commencing on October 15, 2022. The 2029 Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly owned domestic subsidiaries that guarantee its senior secured credit facilities, subject to release under certain circumstances. We also capitalized $4.1 million of fees incurred in connection with the 2029 Notes, which are included in Long-term debt, less current portion on our Condensed Consolidated Balance Sheets.
We may redeem the 2029 Notes, in whole or in part, at any time prior to April 15, 2025, at a redemption price equal to 100% of the principal amount of the 2029 Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a "make-whole premium". On or after April 15, 2025, we may redeem the 2029 Notes, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, to, but not including the redemption date. In addition, at any time prior to April 15, 2025, we may redeem up to 40% of the 2029 Notes using the proceeds of certain equity offerings.
The net proceeds from the 2029 Notes offering were used to repurchase the 5.250% senior notes due 2023 (the “2023 Notes”) tendered pursuant to the tender offer commenced by the Company on April 5, 2022 and satisfy and discharge all remaining 2023 Notes in accordance with the terms of the indenture governing the 2023 Notes. The aggregate repurchase price was $435.9 million, which included the principal amount of $425.0 million, a premium of $9.6 million and accrued interest of $1.3 million. We recognized a pre-tax loss of $10.5 million on the extinguishment, including the premium mentioned above and $0.9 million of accelerated amortization of non-lender fees, included within Other (expense) income, net on our Condensed Consolidated Statements of Operations during the second quarter of 2022.
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
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Our Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio to EBITDA. We were in compliance with the above financial covenants and limitations at June 30, 2022.

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
Net unrealized after-tax gains/losses related to cash flow hedging activities that were included in AOCL were a $3.3 million gain and a $1.8 million gain for the three and six months ended June 30, 2022, respectively, and a $1.2 million gain and a $3.4 million gain for the three and six months ended June 30, 2021, respectively. The unrealized amount in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $3.4 million of net unrealized gains related to cash flow hedging activities included in AOCL will be reclassified into earnings within the next twelve months.

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

Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At June 30, 2022 and December 31, 2021, we had no outstanding interest rate swaps.

Net Investment Hedge
The €400.0 million 4.500% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The decrease in the translated value of the debt was $32.2 million ($24.2 million, net of deferred tax) as of June 30, 2022, which is reflected in AOCL on our Condensed Consolidated Balance Sheets.
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
The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow Hedge		Non-Designated as Hedging Instruments		Total
(In millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Derivative Assets
Foreign currency forward contracts and options	$3.6	$2.0	$4.3	$1.7	$7.9	$3.7
Total Derivative Assets	$3.6	$2.0	$4.3	$1.7	$7.9	$3.7

Derivative Liabilities
Foreign currency forward contracts	$—	$(0.6)	$(3.1)	$(1.0)	$(3.1)	$(1.6)
Total Derivative Liabilities(1)	$—	$(0.6)	$(3.1)	$(1.0)	$(3.1)	$(1.6)
Net Derivatives(2)	$3.6	$1.4	$1.2	$0.7	$4.8	$2.1

(1)Excludes €400.0 million of euro-denominated debt ($416.9 million equivalent at June 30, 2022 and $451.9 million equivalent at December 31, 2021), which is designated as a net investment hedge.
(2)The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities
(In millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Gross position	$7.9	$3.7	$(3.1)	$(1.6)
Impact of master netting agreements	(1.4)	(0.9)	1.4	0.9
Net amounts recognized on the Condensed Consolidated Balance Sheets	$6.5	$2.8	$(1.7)	$(0.7)

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized on	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	Condensed Consolidated Statements of Operations	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$2.4	$(0.8)	$4.3	$(4.2)
Treasury locks	Interest expense, net	—	0.1	0.1	0.1
Sub-total cash flow hedges		2.4	(0.7)	4.4	(4.1)
Derivatives not designated as hedging instruments:
Foreign currency forward and option contracts	Other (expense) income, net	2.2	3.4	2.1	5.6
Total		$4.6	$2.7	$6.5	$1.5

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

	June 30, 2022
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$64.8	$64.8	$—	$—
Derivative financial and hedging instruments net asset:
Foreign currency forward contracts	$4.8	$—	$4.8	$—

	December 31, 2021
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$290.0	$290.0	$—	$—
Derivative financial and hedging instruments net asset:
Foreign currency forward contracts	$2.1	$—	$2.1	$—
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
Foreign currency forward contracts and options are included in Prepaid expenses and other current assets and Other current liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.
Equity Investments
SEE maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 ("ASC 321") for equity investments that do not have readily determinable fair values. We do not exercise significant influence over these companies. The following carrying value of these investments were included within Other non-current assets in our Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021:

(In millions)	June 30, 2022	December 31, 2021
Carrying value at the beginning of period	$45.8	$25.4
Purchases	—	14.7
Impairments or downward adjustments	(31.6)	—
Upward adjustments	—	6.6
Currency translation on investments	(1.1)	(0.9)
Carrying value at the end of period	$13.1	$45.8
We hold an equity investment in an investee that was valued at $31.6 million as of December 31, 2021. The investment is accounted for under the measurement alternative in accordance with ASC 321. It is made up of cash investments of $7.5 million and $9.0 million made in 2018 and 2021, respectively, and an upward fair value adjustment of $15.1 million, which was recorded in the fourth quarter of 2020 based on the valuation of additional equity issued by the investee that was deemed to be an observable transaction of a similar investment under ASC 321. During the first quarter of 2022, we recorded a $15.5 million impairment on the equity investment arising from the announced termination of a planned merger between the investee and a special purpose acquisition company due to unfavorable capital market conditions. This impairment loss was recorded within Other (expense) income, net on the Condensed Consolidated Statements of Operations. In connection with our second quarter review of the investee's financial performance, we obtained the investee's latest financial forecast, which showed deterioration across several key operating and liquidity metrics. This was deemed to be a triggering event for potential impairment. Accordingly, we performed a quantitative impairment test as of June 30, 2022 to determine the fair value of the equity investment. Based on discounted cash flow and market participant data as of June 30, 2022, and our projections related to the investee's ability to remain a going concern, we concluded that the fair value of the investment was zero. SEE recorded an impairment loss of $16.1 million equal to the difference between the fair value of the investment as of June 30, 2022 and its carrying value at March 31, 2022. The $16.1 million impairment loss was recorded within Other (expense) income, net on the Condensed Consolidated Statements of Operations during the second quarter of 2022.
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
As of June 30, 2022, cumulative upward adjustments to our equity investments were $21.7 million and cumulative impairments or downward adjustments were $31.6 million, resulting in net cumulative impairments or downward adjustments of $9.9 million. As of December 31, 2021, cumulative upward adjustments to our equity investments were $21.7 million and there were no cumulative impairments or downward adjustments.

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
The table below shows the carrying amounts and estimated fair values of our debt, excluding our lease liabilities.

		June 30, 2022		December 31, 2021
(In millions)	Interest rate	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A Facility due August 2022		$—	$—	$474.9	$474.9
Term Loan A Facility due July 2023(1)		—	—	37.1	37.1
Term Loan A due March 2027(1)		506.7	506.7	—	—
Senior Notes due April 2023	5.250%	—	—	423.8	441.9
Senior Notes due September 2023(1)	4.500%	416.9	418.2	451.9	479.1
Senior Notes due December 2024	5.125%	423.2	420.9	422.8	455.8
Senior Notes due September 2025	5.500%	398.4	398.7	398.2	443.3
Senior Secured Notes due October 2026	1.573%	595.5	523.4	595.0	581.3
Senior Notes due December 2027	4.000%	421.7	384.5	421.4	443.8
Senior Notes due April 2029	5.000%	421.0	399.8	—	—
Senior Notes due July 2033	6.875%	446.3	459.7	446.2	571.9
Other foreign borrowings(1)		1.8	1.8	1.3	1.3
Other domestic borrowings		7.4	7.4	6.7	6.7
Total debt(2)		$3,638.9	$3,521.1	$3,679.3	$3,937.1

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

Note 16 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
The following tables show the components of net periodic benefit (income) cost for our defined benefit pension plans for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit (income) cost:
Service cost	$—	$1.2	$1.2	$0.1	$1.3	$1.4
Interest cost	1.1	3.0	4.1	0.8	2.2	3.0
Expected return on plan assets	(2.3)	(5.0)	(7.3)	(2.2)	(4.6)	(6.8)
Amortization of net prior service cost	—	—	—	—	—	—
Amortization of net actuarial loss	0.4	0.9	1.3	0.6	1.3	1.9
Net periodic (income) cost	(0.8)	0.1	(0.7)	(0.7)	0.2	(0.5)
Settlement cost	—	—	—	—	0.1	0.1
Total benefit (income) cost	$(0.8)	$0.1	$(0.7)	$(0.7)	$0.3	$(0.4)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit (income) cost:
Service cost	$—	$2.3	$2.3	$0.1	$2.6	$2.7
Interest cost	2.1	6.0	8.1	1.7	4.4	6.1
Expected return on plan assets	(4.5)	(10.0)	(14.5)	(4.4)	(9.3)	(13.7)
Amortization of net prior service cost	—	0.1	0.1	—	0.1	0.1
Amortization of net actuarial loss	0.8	1.9	2.7	1.2	2.6	3.8
Net periodic (income) cost	(1.6)	0.3	(1.3)	(1.4)	0.4	(1.0)
Settlement (credit) cost	—	(0.1)	(0.1)	—	0.2	0.2
Total benefit (income) cost	$(1.6)	$0.2	$(1.4)	$(1.4)	$0.6	$(0.8)
The following table shows the components of net periodic benefit cost for our other post-retirement employee benefit plans for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Components of net periodic benefit cost:
Interest cost	$0.2	$0.2	$0.4	$0.3
Amortization of net prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of net actuarial gain	—	(0.1)	—	(0.1)
Net periodic benefit cost	$0.1	$—	$0.2	$—
Note 17 Income Taxes

U.S. Legislation
The American Rescue Plan Act of 2021 (“Rescue Act”) was signed into law on March 11, 2021 and includes additional COVID-19 related tax relief for certain individuals and businesses.
The enactment of the Rescue Act did not result in any material adjustments to our income tax provision for the three and six months ended June 30, 2022 or June 30, 2021.

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
Our effective income tax rate was 27.2% and 27.9% for the three and six months ended June 30, 2022, respectively. In addition to the above referenced items, the three month period was unfavorably impacted by accruals for unresolved controversy. The six month period was favorably impacted by share price accretion in equity compensation, and unfavorably impacted by accruals for unresolved controversy and nonrecurring intercompany dividend distributions.
Our effective income tax rate was 29.7% and 31.9% for the three and six months ended June 30, 2021, respectively. In addition to the above referenced items, the Company's effective income tax rate for the three and six months ended June 30, 2021 was unfavorably impacted by legislative and administrative changes to foreign enacted statutes and accruals for unresolved controversy.
There was no significant change in our valuation allowances for the three and six months ended June 30, 2022 and 2021.
Net increases in unrecognized tax positions of $2.6 million and $8.9 million for the three and six months ended June 30, 2022, respectively, and $2.9 million and $7.9 million for the three and six months ended June 30, 2021, respectively, were primarily related to interest accruals on existing uncertain tax positions. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax positions may increase or decrease as a result of future tax controversy developments or resolution. Interest and penalties on tax assessments are included in Income tax provision on our Condensed Consolidated Statements of Operations.
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
There is no outstanding liability with respect to the one-time mandatory tax on previously deferred foreign earnings of foreign subsidiaries provision (“Transition Tax”) associated with the Tax Cuts and Jobs Act of 2017.
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
As of June 30, 2022, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.
Other Matters

We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.
Note 19 Stockholders’ Equity
Repurchase of Common Stock
On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This current program has no expiration date and replaced all previous authorizations. As of June 30, 2022, there was $646.3 million remaining under the current authorized program. Share repurchases made prior to August 2, 2021 were under previous Board of Directors share repurchase authorizations, specifically the $1.5 billion authorization made in July 2015, the $1.5 billion authorization made in March 2017 and the $1.0 billion authorization made in May 2018.
During the three and six months ended June 30, 2022, we repurchased 871,001 and 3,913,697 shares, for approximately $50.1 million and $250.1 million, with an average share price of $57.50 and $63.90, respectively.
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
On May 26, 2022, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, or $29.2 million, which was paid on June 24, 2022, to stockholders of record at the close of business on June 10, 2022.
The dividends paid during the six months ended June 30, 2022 were recorded as a reduction to cash and cash equivalents and retained earnings on our Condensed Consolidated Balance Sheets. Our credit facility and our senior notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Statements of Operations. There is no guarantee that our Board of Directors will declare any future dividends.
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
The table below shows our total share-based incentive compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Total share-based incentive compensation expense(1)	$10.7	$12.3	$28.6	$23.8

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
Note 20 Accumulated Other Comprehensive Loss
The following table provides details of comprehensive income (loss) for the six months ended June 30, 2022 and 2021:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment(1)	Unrecognized Losses on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2021	$(137.5)	$(760.5)	$(38.3)	$2.4	$(933.9)
Other comprehensive income (loss) before reclassifications	0.2	(58.8)	26.5	5.3	(26.8)
Less: amounts reclassified from accumulated other comprehensive loss	1.9	—	—	(3.5)	(1.6)
Net current period other comprehensive income (loss)	2.1	(58.8)	26.5	1.8	(28.4)
Balance at June 30, 2022	$(135.4)	$(819.3)	$(11.8)	$4.2	$(962.3)

Balance at December 31, 2020	$(172.5)	$(721.7)	$(67.5)	$(1.8)	$(963.5)
Other comprehensive (loss) income before reclassifications	(1.4)	2.0	12.1	0.2	12.9
Less: amounts reclassified from accumulated other comprehensive loss	2.9	—	—	2.9	5.8
Net current period other comprehensive income	1.5	2.0	12.1	3.1	18.7
Balance at June 30, 2021	$(171.0)	$(719.7)	$(55.4)	$1.3	$(944.8)

(1)Includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $36.1 million and $12.0 million for the six months ended June 30, 2022 and 2021, respectively.

The following table provides detail of amounts reclassified from AOCL:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefits:
Net settlement (cost) credit	$—	$(0.1)	$0.1	$(0.2)
Prior service credit	0.1	0.1	0.1	0.1
Actuarial losses	(1.3)	(1.8)	(2.7)	(3.7)
Total pre-tax amount	(1.2)	(1.8)	(2.5)	(3.8)	Other (expense) income, net
Tax benefit	0.3	0.4	0.6	0.9
Net of tax	(0.9)	(1.4)	(1.9)	(2.9)
Net gains (losses) on cash flow hedging derivatives:(1)
Foreign currency forward contracts	2.4	(0.8)	4.3	(4.2)	Cost of sales
Treasury locks	—	0.1	0.1	0.1	Interest expense, net
Total pre-tax amount	2.4	(0.7)	4.4	(4.1)
Tax (expense) benefit	(0.6)	(0.1)	(0.9)	1.2
Net of tax	1.8	(0.8)	3.5	(2.9)
Total reclassifications for the period	$0.9	$(2.2)	$1.6	$(5.8)

(1)These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 14, “Derivatives and Hedging Activities,” for additional details.
Note 21 Other (Expense) Income, net
The following table provides details of other (expense) income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net foreign exchange transaction loss	$(0.2)	$(1.0)	$(0.7)	$—
Bank fee expense	(1.5)	(1.1)	(2.6)	(2.4)
Pension income other than service costs	1.3	1.4	2.6	2.6
Gain on equity investment	0.2	—	0.2	—
Impairment of equity investment(1)	(16.1)	—	(31.6)	—
Foreign currency exchange loss due to highly inflationary economies	(2.7)	(0.6)	(3.7)	(2.0)
Loss on debt redemption and refinancing activities	(10.5)	—	(11.2)	—
Other income	1.7	2.2	6.4	5.0
Other (expense)	(2.3)	(1.3)	(3.7)	(2.6)
Other (expense) income, net	$(30.1)	$(0.4)	$(44.3)	$0.6

(1)For the three and six months ended June 30, 2022, SEE recorded impairment losses of $16.1 million and $31.6 million, respectively, on an equity investment. See Note 15, "Fair Value Measurements, Equity Investments and Other Financial Instruments," for further details.

Note 22 Net Earnings Per Common Share
The following table shows the calculation of basic and diluted net earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Basic Net Earnings Per Common Share:
Numerator:
Net earnings	$113.9	$108.1	$263.1	$218.2
Distributed and allocated undistributed net earnings to unvested restricted stockholders	—	—	—	—
Net earnings available to common stockholders	$113.9	$108.1	$263.1	$218.2
Denominator:
Weighted average number of common shares outstanding - basic	146.0	151.4	146.8	152.8
Basic net earnings per common share:
Basic net earnings per common share	$0.78	$0.71	$1.79	$1.43
Diluted Net Earnings Per Common Share:
Numerator:
Net earnings available to common stockholders	$113.9	$108.1	$263.1	$218.2
Denominator:
Weighted average number of common shares outstanding - basic	146.0	151.4	146.8	152.8
Effect of dilutive stock shares and units	1.5	1.3	1.7	1.2
Weighted average number of common shares outstanding - diluted under treasury stock	147.5	152.7	148.5	154.0
Diluted net earnings per common share	$0.77	$0.71	$1.77	$1.42

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
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
Recent Events and Trends
Supply Disruptions, Raw Material Price Increases and Other Inflationary Pressures
During the first six months of 2022, the Company continued to experience supply chain disruptions such as limited availability of certain raw materials and equipment components. We have also experienced inflationary pressures including sharp raw material price increases, higher freight costs and increases in other operating costs.
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
The ongoing conflict between Russia and Ukraine also contributed to the current environment. Our Russian operation experienced raw material constraints in the second quarter of 2022. While these constraints have been largely resolved, we cannot predict whether these disruptions would recur in the future. See Part II, Item 1A, "Risk Factors," for information concerning the risks related to the Russia and Ukraine conflict.

Refer to Part I, Item 1A, “Risk Factors,” in our 2021 Form 10-K for information concerning operational risks, including customer responses to price increases, raw material pricing and availability.
Impact of COVID-19
Our diverse end-markets and geographies continue to experience varying degrees of impact from COVID-19. The food service market, including restaurants, entertainment venues and hotels, experienced higher activity in the first six months of 2022 as compared to the prior year when it was more adversely impacted by government mandated shut-downs and social distancing measures. This has resulted in year-over-year volume growth for many of our products that support this market. However, the environment remains volatile, and we cannot predict the future impact on the market segments we serve.
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

The following table shows a reconciliation of U.S. GAAP Net Earnings from continuing operations to non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net earnings from continuing operations	$114.4	$108.6	$264.0	$214.4
Interest expense, net	39.5	42.1	78.4	85.2
Income tax provision	42.7	45.8	102.1	100.4
Depreciation and amortization	56.4	58.2	119.6	115.1
Special Items:
Restructuring charges	3.5	2.1	4.0	2.1
Other restructuring associated costs(1)	3.8	4.8	6.9	10.1
Foreign currency exchange loss due to highly inflationary economies	2.7	0.6	3.7	2.0
Loss on debt redemption and refinancing activities	10.5	—	11.2	—
Impairment of equity investment	16.1	—	31.6	—
Charges related to acquisition and divestiture activity	(0.2)	0.8	(1.1)	1.1
Other Special Items(2)	4.0	0.1	—	0.9
Pre-tax impact of Special Items	40.4	8.4	56.3	16.2
Non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations	$293.4	$263.1	$620.4	$531.3

(1)Restructuring associated costs for the three and six months ended June 30, 2022 primarily relate to site consolidation costs and fees paid to third-party consultants in support of the Reinvent SEE business transformation. Restructuring associated costs for the three months ended June 30, 2021 primarily relate to fees paid to third-party consultants in support of the Reinvent SEE business transformation and for the six months ended June 30, 2021, also includes a one-time, non-cash CTA loss recognized due to the wind-up of one of our legal entities.
(2)Other Special Items for the three and six months ended June 30, 2022 relate to fees paid for professional services, including legal fees, directly associated with Special Items of events that are considered one-time or infrequent in nature. For the six months ended June 30, 2022, the professional fees are offset primarily due to a one-time gain on the disposal of land in the UK.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
U.S. GAAP net earnings and diluted EPS from continuing operations	$114.4	$0.77	$108.6	$0.71	$264.0	$1.78	$214.4	$1.39
Special Items(1)	34.3	0.23	12.6	0.08	52.9	0.36	28.6	0.19
Non-U.S. GAAP adjusted net earnings and adjusted diluted EPS from continuing operations(2)	$148.7	$1.01	$121.2	$0.79	$316.9	$2.13	$243.0	$1.58
Weighted average number of common shares outstanding - Diluted		147.5		152.7		148.5		154.0

(1)Includes pre-tax Special Items, plus/less Tax Special Items and the tax impact of Special Items as seen in the following calculation of non-U.S. GAAP Adjusted income tax rate.
(2)Adjusted earnings per share for the three and six months ended June 30, 2022 does not sum due to rounding.
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
The following table shows our calculation of the non-U.S. GAAP Adjusted income tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
U.S. GAAP Earnings before income tax provision from continuing operations	$157.1	$154.4	$366.1	$314.8
Pre-tax impact of Special Items	40.4	8.4	56.3	16.2
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$197.5	$162.8	$422.4	$331.0

U.S. GAAP Income tax provision from continuing operations	$42.7	$45.8	$102.1	$100.4
Tax Special Items(1)	(3.1)	(6.4)	(9.8)	(15.5)
Tax impact of Special Items(2)	9.2	2.2	13.2	3.1
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$48.8	$41.6	$105.5	$88.0

U.S. GAAP Effective income tax rate	27.2%	29.7%	27.9%	31.9%
Non-U.S. GAAP Adjusted income tax rate	24.7%	25.6%	25.0%	26.6%

(1)For the three months ended June 30, 2022, Tax Special Items reflect accruals for unresolved controversy whereas for the six months ended June 30, 2022, Tax Special Items reflect accruals for unresolved controversy and nonrecurring intercompany dividend distributions. For the three and six months ended June 30, 2021, Tax Special Items reflect legislative and administrative changes to enacted statues and accruals for unresolved controversy.
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
Free Cash Flow
In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, as certain debt servicing requirements or other non-discretionary expenditures are not deducted from this measure.
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

Highlights of Financial Performance
Below are the highlights of our financial performance for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions, except per share amounts)	2022	2021	Change	2022	2021	Change
Net sales	$1,418.0	$1,328.5	6.7%	$2,835.6	$2,595.6	9.2%
Gross profit	$438.3	$400.7	9.4%	$915.3	$801.8	14.2%
As a % of net sales	30.9%	30.2%		32.3%	30.9%
Operating profit	$226.7	$196.9	15.1%	$488.8	$399.4	22.4%
As a % of net sales	16.0%	14.8%		17.2%	15.4%
Net earnings from continuing operations	$114.4	$108.6	5.3%	$264.0	$214.4	23.1%
(Loss) Gain on sale of discontinued operations, net of tax	(0.5)	(0.5)	—%	(0.9)	3.8	#
Net earnings	$113.9	$108.1	5.4%	$263.1	$218.2	20.6%
Basic:
Continuing operations	$0.78	$0.71	9.9%	$1.80	$1.40	28.6%
Discontinued operations	—	—	#	(0.01)	0.03	#
Net earnings per common share - basic	$0.78	$0.71	9.9%	$1.79	$1.43	25.2%
Diluted:
Continuing operations	$0.77	$0.71	8.5%	$1.78	$1.39	28.1%
Discontinued operations	—	—	#	(0.01)	0.03	#
Net earnings per common share - diluted	$0.77	$0.71	8.5%	$1.77	$1.42	24.6%
Weighted average numbers of common shares outstanding:
Basic	146.0	151.4		146.8	152.8
Diluted	147.5	152.7		148.5	154.0
Non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations(1)	$293.4	$263.1	11.5%	$620.4	$531.3	16.8%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$1.01	$0.79	27.8%	$2.13	$1.58	34.8%

#    Denotes where percentage change is not meaningful.
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
The following table presents the approximate favorable or (unfavorable) impact that foreign currency translation had on certain components of our condensed consolidated financial results:

(In millions)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net sales	$(51.8)	$(86.3)
Cost of sales	38.5	63.1
Selling, general and administrative expenses	5.7	9.4
Net earnings	(5.5)	(10.0)
Non-U.S. GAAP Adjusted EBITDA	(7.2)	(14.3)

Net Sales by Geographic Region
The following table presents the components of the change in net sales by geographic region for the three and six months ended June 30, 2022 compared with the same periods in 2021.

	Three Months Ended June 30,
(In millions)	Americas		EMEA		APAC		Total
2021 Net sales	$840.0	63.2%	$302.4	22.8%	$186.1	14.0%	$1,328.5	100.0%

Price	169.0	20.1%	35.9	11.9%	9.6	5.2%	214.5	16.1%
Volume(1)	(43.9)	(5.2)%	(17.5)	(5.8)%	(0.5)	(0.3)%	(61.9)	(4.6)%
Total organic change (non-U.S. GAAP)	125.1	14.9%	18.4	6.1%	9.1	4.9%	152.6	11.5%
(Divestiture) Acquisition	(12.5)	(1.5)%	1.2	0.4%	—	—%	(11.3)	(0.9)%
Total constant dollar change (non-U.S. GAAP)	112.6	13.4%	19.6	6.5%	9.1	4.9%	141.3	10.6%
Foreign currency translation	(4.5)	(0.5)%	(32.5)	(10.8)%	(14.8)	(8.0)%	(51.8)	(3.9)%
Total change (U.S. GAAP)	108.1	12.9%	(12.9)	(4.3)%	(5.7)	(3.1)%	89.5	6.7%

2022 Net sales	$948.1	66.9%	$289.5	20.4%	$180.4	12.7%	$1,418.0	100.0%

	Six Months Ended June 30,
(In millions)	Americas		EMEA		APAC		Total
2021 Net Sales	$1,627.9	62.7%	$583.7	22.5%	$384.0	14.8%	$2,595.6	100.0%

Price	338.1	20.8%	64.1	11.0%	15.9	4.2%	418.1	16.1%
Volume(1)	(55.1)	(3.4)%	(14.7)	(2.5)%	0.5	0.1%	(69.3)	(2.7)%
Total organic change (non-U.S. GAAP)	283.0	17.4%	49.4	8.5%	16.4	4.3%	348.8	13.4%
(Divestiture) Acquisition	(24.8)	(1.5)%	2.3	0.4%	—	—%	(22.5)	(0.8)%
Total constant dollar change (non-U.S. GAAP)	258.2	15.9%	51.7	8.9%	16.4	4.3%	326.3	12.6%
Foreign currency translation	(7.8)	(0.5)%	(54.7)	(9.4)%	(23.8)	(6.2)%	(86.3)	(3.4)%
Total change (U.S. GAAP)	250.4	15.4%	(3.0)	(0.5)%	(7.4)	(1.9)%	240.0	9.2%

2022 Net Sales	$1,878.3	66.2%	$580.7	20.5%	$376.6	13.3%	$2,835.6	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.

Net Sales by Segment
The following table presents the components of change in net sales by reportable segment for the three and six months ended June 30, 2022 compared with the same periods in 2021.

	Three Months Ended June 30,
(In millions)	Food		Protective		Total Company
2021 Net sales	$736.7	55.5%	$591.8	44.5%	$1,328.5	100.0%

Price	114.1	15.5%	100.4	17.0%	214.5	16.1%
Volume(1)	(17.0)	(2.3)%	(44.9)	(7.6)%	(61.9)	(4.6)%
Total organic change (non-U.S. GAAP)	97.1	13.2%	55.5	9.4%	152.6	11.5%
Acquisition (Divestiture)	1.2	0.1%	(12.5)	(2.1)%	(11.3)	(0.9)%
Total constant dollar change (non-U.S. GAAP)	98.3	13.3%	43.0	7.3%	141.3	10.6%
Foreign currency translation	(29.2)	(3.9)%	(22.6)	(3.9)%	(51.8)	(3.9)%
Total change (U.S. GAAP)	69.1	9.4%	20.4	3.4%	89.5	6.7%

2022 Net sales	$805.8	56.8%	$612.2	43.2%	$1,418.0	100.0%

	Six Months Ended June 30,
(In millions)	Food		Protective		Total Company
2021 Net Sales	$1,438.9	55.4%	$1,156.7	44.6%	$2,595.6	100.0%

Price	230.8	16.0%	187.3	16.2%	418.1	16.1%
Volume(1)	(6.3)	(0.4)%	(63.0)	(5.5)%	(69.3)	(2.7)%
Total organic change (non-U.S. GAAP)	224.5	15.6%	124.3	10.7%	348.8	13.4%
Acquisition (Divestiture)	2.3	0.2%	(24.8)	(2.1)%	(22.5)	(0.8)%
Total constant dollar change (non-U.S. GAAP)	226.8	15.8%	99.5	8.6%	326.3	12.6%
Foreign currency translation	(52.2)	(3.7)%	(34.1)	(2.9)%	(86.3)	(3.4)%
Total change (U.S. GAAP)	174.6	12.1%	65.4	5.7%	240.0	9.2%

2022 Net Sales	$1,613.5	56.9%	$1,222.1	43.1%	$2,835.6	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
The following net sales discussion is on a reported and constant dollar basis.
Food
Three Months Ended June 30, 2022 Compared with the Same Period in 2021
As reported, net sales increased by $69 million, or 9%, in 2022 compared with 2021. Foreign currency had a negative impact of $29 million, or 4%. On a constant dollar basis, net sales increased by $98 million, or 13%, compared with 2021, primarily due to the following:
•favorable pricing of $114 million, primarily reflecting price realization from actions in 2021 and 2022 as well as formula pass-through impact.
This increase was partially offset by:
•lower volumes of $17 million, primarily related to supply disruptions across all regions.
Six Months Ended June 30, 2022 Compared with the Same Period in 2021

As reported, net sales increased by $175 million, or 12%, in 2022 compared to 2021. Foreign currency had a negative impact of $52 million or 4%. On a constant dollar basis, net sales increased by $227 million, or 16%, in 2022 as compared with 2021, primarily due to the following:
•favorable pricing of $231 million, primarily reflecting price realization from actions in 2021 and 2022 as well as formula pass-through impact.
This increase was partially offset by:
•lower volumes of $6 million, primarily in the Americas, related to supply disruptions.
Protective
Three Months Ended June 30, 2022 Compared with the Same Period in 2021
As reported, net sales increased by $20 million, or 3%, in 2022 as compared to 2021. Foreign currency had a negative impact of $23 million, or 4%. On a constant dollar basis, net sales increased by $43 million, or 7%, in 2022 compared with 2021, primarily due to the following:
•favorable pricing of $100 million, primarily reflecting price realization from actions in 2021 and 2022.
This increase was partially offset by:
•lower volumes of $45 million across all regions, primarily due to normalizing demand trends in industrial and fulfillment markets and China COVID lockdowns; and
•divestiture impact of approximately $12 million.
Six Months Ended June 30, 2022 Compared with the Same Period in 2021
As reported, net sales increased $65 million, or 6%, in 2022 as compared to 2021. Foreign currency had a negative impact of $34 million or 3%. On a constant dollar basis, net sales increased by approximately $100 million, or 9%, in 2022 compared with 2021, primarily due to the following:
•favorable pricing of $187 million, primarily reflecting price realization from actions in 2021 and 2022.
This increase was partially offset by:
•lower volumes of $63 million across all regions, primarily due to normalizing demand trends in industrial and fulfillment markets and China COVID lockdowns; and
•divestiture impact of $25 million.
Cost of Sales
Cost of sales for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2022	2021	Change	2022	2021	Change
Cost of sales	$979.7	$927.8	5.6%	$1,920.3	$1,793.8	7.1%
As a % of net sales	69.1%	69.8%		67.7%	69.1%

Three Months Ended June 30, 2022 Compared with the Same Period in 2021
As reported, cost of sales increased by $52 million, or 6%, in 2022 compared to 2021. Cost of sales was impacted by favorable foreign currency translation of $39 million. As a percentage of net sales, cost of sales decreased by 70 basis points, from 69.8% in 2021 to 69.1% in 2022, primarily driven by pricing realization. Improvements were partially offset by raw materials price increases and other inflationary non-material and labor cost increases.
Six Months Ended June 30, 2022 Compared with the Same Period in 2021
As reported, cost of sales increased by $127 million, or 7%, in 2022 as compared to 2021. Cost of sales was impacted by favorable foreign currency translation of $63 million. As a percentage of net sales, cost of sales decreased by 140 basis points, from 69.1% to 67.7%, primarily driven by pricing realization. Improvements were partially offset by raw materials price increases and other inflationary non-material and labor cost increases.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2022	2021	Change	2022	2021	Change
Selling, general and administrative expenses	$199.2	$192.0	3.8%	$404.2	$380.9	6.1%
As a % of net sales	14.0%	14.5%		14.3%	14.7%
Three Months Ended June 30, 2022 Compared with the Same Period in 2021
As reported, SG&A expenses increased by $7 million, or 4%, in 2022 compared to 2021. SG&A expenses were favorably impacted by foreign currency translation of $6 million. On a constant dollar basis, SG&A expenses increased by $13 million or 7%. The increase in SG&A expenses was primarily due to labor inflation and credit losses, primarily from one North American customer.
Six Months Ended June 30, 2022 Compared with the Same Period in 2021
As reported, SG&A expenses increased by $23 million, or 6%, in 2022 as compared to 2021. SG&A expenses were impacted by favorable foreign currency translation of approximately $9 million. On a constant dollar basis, SG&A expenses increased by $33 million, or 9%. The increase in SG&A expenses was primarily the result of higher incentive compensation expenses, labor inflation, credit losses, primarily from one North American customer, and higher professional service fees.
Amortization Expense of Intangible Assets
Amortization expense of intangible assets for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2022	2021	Change	2022	2021	Change
Amortization expense of intangible assets	$8.9	$9.7	(8.2)%	$18.3	$19.4	(5.7)%
As a % of net sales	0.6%	0.7%		0.6%	0.7%

 Three and Six Months Ended June 30, 2022 Compared with the Same Periods in 2021
Amortization expense of intangible assets decreased $1 million in both the three and six months ended June 30, 2022 compared to the same periods in 2021. The decrease was primarily due to lower amortization of capitalized software.
Reinvent SEE Business Transformation and Restructuring Activities
See Note 12, “Restructuring Activities” for additional details regarding the Company’s restructuring programs discussed below.
In December 2018, the Sealed Air Board of Directors approved a three-year restructuring program (the “Program”) related to the Reinvent SEE business transformation. The Board of Directors extended these activities and related charges to the end of calendar year 2022. This extension does not expand the original total Program spend. We expect the Program to generate cost benefits of approximately $45 million in 2022 and expect Program spend for the full year 2022 to be approximately $25 million.
For the three and six months ended June 30, 2022, we recorded other associated costs of $4 million and $7 million, respectively, primarily related to site consolidation costs and fees paid to third-party consultants in support of the Reinvent SEE business transformation. For the three and six months ended June 30, 2022, we recorded restructuring expense of $4 million.

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
Interest expense, net for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2022	2021	Change	2022	2021	Change
Interest expense on our various debt instruments:
Term Loan A due August 2022	$—	$1.6	$(1.6)	$1.4	$3.1	$(1.7)
Term Loan A due July 2023(1)	—	0.9	(0.9)	0.2	1.7	(1.5)
Term Loan A due March 2027(2)	2.7	—	2.7	2.9	—	2.9
Revolving credit facility due July 2023	—	0.3	(0.3)	0.3	0.7	(0.4)
Revolving credit facility due March 2027(2)	0.2	—	0.2	0.2	—	0.2
4.875% Senior Notes due December 2022(1)	—	5.4	(5.4)	—	10.8	(10.8)
5.250% Senior Notes due April 2023(3)	1.1	5.8	(4.7)	6.9	11.6	(4.7)
4.500% Senior Notes due September 2023	4.9	5.5	(0.6)	10.1	11.1	(1.0)
5.125% Senior Notes due December 2024	5.6	5.6	—	11.2	11.2	—
5.500% Senior Notes due September 2025	5.6	5.6	—	11.2	11.2	—
1.573% Senior Secured Notes due October 2026(1)	2.6	—	2.6	5.2	—	5.2
4.000% Senior Notes due December 2027	4.4	4.4	—	8.8	8.8	—
5.000% Senior Notes due April 2029(3)	4.3	—	4.3	4.3	—	4.3
6.875% Senior Notes due July 2033	7.8	7.8	—	15.6	15.6	—
Other interest expense	4.0	2.9	1.1	6.9	6.6	0.3
Less: capitalized interest	(2.0)	(1.7)	(0.3)	(3.7)	(3.2)	(0.5)
Less: interest income	(1.7)	(2.0)	0.3	(3.1)	(4.0)	0.9
Total	$39.5	$42.1	$(2.6)	$78.4	$85.2	$(6.8)

(1)In September 2021, Sealed Air issued $600 million of 1.573% senior secured notes due October 2026. The proceeds were used to repurchase the Company's 4.875% senior notes due December 2022 and to repay the U.S. dollar tranche of Term Loan A due 2023. See Note 13, “Debt and Credit Facilities,” for further details.
(2)On March 25, 2022, the Company and certain of its subsidiaries entered into the Fourth Amended and Restated Credit Agreement with Bank of America, N.A., as agent, and the other financial institutions party thereto, which extended the maturity of the Term Loan A facilities and revolving credit commitment to March 2027. See Note 13, “Debt and Credit Facilities,” for further details.
(3)On April 19, 2022, the Company issued $425 million of 5.000% senior notes due April 2029. The proceeds were used to repurchase the Company's 5.250% senior notes due April 2023. See Note 13, “Debt and Credit Facilities,” for further details.

Other (Expense) Income, net
Impairment of equity investment
For the three and six months ended June 30, 2022, SEE recorded impairment losses of $16 million and $32 million, respectively, on an equity investment. See Note 15, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for further details.

Loss on debt redemption and refinancing activities
For the three and six months ended June 30, 2022, SEE recorded losses on debt redemption and refinancing activities of $11 million. See Note 13, “Debt and Credit Facilities,” for further details.
Net foreign exchange transaction (losses) gains
For the three and six months ended June 30, 2022, foreign exchange transaction losses were nominal and approximately $1 million, respectively. For the three and six months ended June 30, 2021, foreign exchange transaction impact was a $1 million loss and nominal gain, respectively.
See Note 21, “Other (Expense) Income, net,” for the remaining components of other (expense) income, net.
Income Taxes
Our effective income tax rate for the three and six months ended June 30, 2022 was 27% and 28%, respectively. The three month period was unfavorably impacted by accruals for unresolved controversy, whereas the six month period was favorably impacted by share price accretion in equity compensation and unfavorably impacted by accruals for unresolved controversy and nonrecurring intercompany dividend distributions.
Our effective income tax rate for the three and six months ended June 30, 2021 was 30% and 32%, respectively, both of which were negatively impacted by legislative and administrative changes to foreign enacted statutes and accruals for unresolved controversy.
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
There was no significant change in our valuation allowances for the three and six months ended June 30, 2022 and 2021.
Net increases in unrecognized tax positions of $3 million and $9 million for the three and six months ended June 30, 2022, respectively, and $3 million and $8 million for the three and six months ended June 30, 2021, respectively, were primarily related to interest accruals on existing uncertain tax positions. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax positions may increase or decrease during the next 12 months as a result of future tax controversy developments or resolution. Interest and penalties on tax assessments are included in Income tax provision on our Condensed Consolidated Statements of Operations
Net Earnings from Continuing Operations
Net earnings from continuing operations for the three and six months ended June 30, 2022 and 2021 are included in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2022	2021	Change	2022	2021	Change
Net earnings from continuing operations	$114.4	$108.6	5.3%	$264.0	$214.4	23.1%

Three Months Ended June 30, 2022 Compared with the Same Period in 2021
Net earnings in 2022 were unfavorably impacted by $34 million of Special Items, primarily due to impairment of an equity investment of $16 million ($12 million, net of taxes), loss on debt redemption and refinancing activities of $11 million ($8 million, net of taxes), restructuring and associated costs of $7 million ($6 million, net of taxes) and one-time tax expenses (“Tax Special Items”) of $3 million.
Net earnings in 2021 were unfavorably impacted by $13 million of Special Items, which were largely due to restructuring and associated costs of $7 million ($5 million, net of taxes) as well as one-time tax expenses (“Tax Special Items”) of $6 million. Tax Special Items primarily reflect the impact of legislative and administrative changes to foreign enacted statues. Restructuring associated costs in 2021 primarily relate to fees paid to third-party consultants in support of the Reinvent SEE business transformation.
Six Months Ended June 30, 2022 Compared with the Same Period of 2021
For the six months ended June 30, 2022, net earnings were unfavorably impacted by $53 million of Special Items. Special Items were primarily the result of:
•$32 million ($24 million, net of taxes) impairment of an equity investment;
•$11 million ($8 million, net of taxes) loss on debt redemption and refinancing activities;
•$11 million ($8 million, net of taxes) of restructuring and associated costs in support of the Reinvent SEE business transformation; and
•$10 million of Tax Special Items including accruals for open items subject to tax audits and nonrecurring intercompany dividend distributions.
For the six months ended June 30, 2021, net earnings were unfavorably impacted by $29 million of Special Items. Special Items were primarily the result of:
•$16 million of Tax Special Items, including accruals for open items subject to tax audits as well as legislative and administrative changes to foreign enacted statues; and
•$12 million ($9 million, net of taxes) of restructuring and associated costs in support of the Reinvent SEE business transformation, inclusive of a one-time, non-cash CTA loss recognized due to the wind-up of one of our legal entities as well as fees paid to third-party consultants in support of the Reinvent SEE business transformation.

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
The table below sets forth the Segment Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2022	2021	Change	2022	2021	Change
Food	$167.6	$158.1	6.0%	$368.1	$315.0	16.9%
Adjusted EBITDA Margin	20.8%	21.5%		22.8%	21.9%
Protective	126.3	107.3	17.7%	253.7	217.2	16.8%
Adjusted EBITDA Margin	20.6%	18.1%		20.8%	18.8%
Corporate	(0.5)	(2.3)	78.3%	(1.4)	(0.9)	55.6%
Non-U.S. GAAP Consolidated Adjusted EBITDA	$293.4	$263.1	11.5%	$620.4	$531.3	16.8%
Adjusted EBITDA Margin	20.7%	19.8%		21.9%	20.5%
The following is a discussion of the factors that contributed to the change in Segment Adjusted EBITDA during the three and six months ended June 30, 2022, as compared to the same periods in the 2021.
Food
Three Months Ended June 30, 2022 Compared with the Same Period in 2021
On a reported currency basis, Segment Adjusted EBITDA increased by approximately $10 million in 2022 compared to 2021. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of approximately $5 million. On a constant dollar basis, Segment Adjusted EBITDA increased by $14 million, or 9%, in 2022 compared to 2021, primarily as a result of:
•favorable price/cost spread of $50 million.
This increase was partially offset by:
•higher operating costs of $31 million, including labor and non-material inflation, higher freight costs and travel and entertainment expenses partially offset by productivity improvements; and
•lower volumes of $5 million.
Six Months Ended June 30, 2022 Compared with the Same Period of 2021
On a reported currency basis, Segment Adjusted EBITDA increased by $53 million in 2022 as compared to 2021. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $9 million. On a constant dollar basis, Segment Adjusted EBITDA increased by approximately $62 million, or 20%, in 2022 compared to 2021, primarily as a result of:
•favorable price/cost spread of $104 million.
This increase was partially offset by:

•higher operating costs of $42 million, including labor and non-material inflation, incentive compensation and freight costs partially offset by productivity improvements.
Protective
Three Months Ended June 30, 2022 Compared with the Same Period in 2021
On a reported currency basis, Segment Adjusted EBITDA increased by $19 million in 2022 compared to 2021. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $4 million. On a constant dollar basis, Segment Adjusted EBITDA increased by $23 million, or 21%, in 2022 compared to 2021, primarily as a result of:
•favorable price/cost spread of $65 million.
This increase was partially offset by:
•higher operating costs of $24 million, including labor and non-material inflation;
•lower volumes of $12 million;
•higher credit losses of $4 million, primarily from one North American customer; and
•divestiture impact of $2 million.
Six Months Ended June 30, 2022 Compared with the Same Period of 2021
On a reported currency basis, Segment Adjusted EBITDA increased by $37 million in 2022 as compared to 2021. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $6 million. On a constant dollar basis, Segment Adjusted EBITDA increased by $43 million, or 20%, in 2022 compared to 2021, primarily as a result of:
•favorable price/cost spread of $109 million.
This increase was partially offset by:
•higher operating costs of $40 million, primarily due to labor and non-material inflation and higher incentive compensation;
•lower volumes of $18 million;
•higher credit losses of $4 million, primarily from one North American customer; and
•divestiture impact of $4 million.
Corporate
Three Months Ended June 30, 2022 Compared with the Same Period in 2021
On a reported basis, Corporate Adjusted EBITDA increased by $2 million compared with the same period in 2021, primarily driven by lower foreign currency transaction losses in 2022.
Six Months Ended June 30, 2022 Compared with the Same Period of 2021

On a reported basis, Corporate Adjusted EBITDA decreased by $1 million in the six months ended June 30, 2022 compared with the same period in 2021, primarily driven by higher foreign currency transaction losses in 2022.
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

As of June 30, 2022, we had cash and cash equivalents of $281 million, of which approximately $220 million, or 78%, was located outside of the U.S. We believe our U.S. cash balances and committed liquidity facilities available to U.S. borrowers are sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that, in the near term, cash located outside of the U.S. will be needed to satisfy our obligations, dividends and other demands for cash in the U.S. Of the cash balances located outside of the U.S., approximately $9 million are in the Company's subsidiaries in Russia and Ukraine. We have no other material cash balances deemed to be trapped as of June 30, 2022.
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

(In millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$281.2	$561.0
See “Analysis of Historical Cash Flow” below.
Accounts Receivable Securitization Programs
At June 30, 2022, we had $134 million available to us and no outstanding borrowings under our U.S. and European accounts receivable securitization programs. At December 31, 2021, we had $141 million available to us and no outstanding borrowings under the such programs.
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
Gross amounts received under these programs for the six months ended June 30, 2022 were $353 million, of which $181 million was received in the second quarter. Gross amounts received under these programs for the six months ended June 30, 2021 were $305 million, of which $149 million was received in the second quarter. If these programs had not been in effect for the six months ended June 30, 2022, we would have been required to collect the invoice amounts directly from the relevant customers in accordance with the agreed payment terms. Approximately $157 million in incremental trade receivables would have been outstanding at June 30, 2022 if collection on such invoice amounts were made directly from our customers on the invoice due date and not through our customers' supply chain financing arrangements or our factoring program.
Lines of Credit
At June 30, 2022 and December 31, 2021, we had a $1.0 billion revolving credit facility as part of our senior secured credit facility. We had no outstanding borrowings under the facility at June 30, 2022 or December 31, 2021. There was $2 million and $1 million outstanding under various lines of credit extended to our subsidiaries at June 30, 2022 and December 31, 2021, respectively. See Note 13, “Debt and Credit Facilities” for further details.
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
Covenants
At June 30, 2022, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” within Note 13, “Debt and Credit Facilities”, which require us, among other things, to maintain a maximum leverage ratio of debt to EBITDA of 4.50 to 1.00. At June 30, 2022, as calculated under the covenant, our leverage ratio was 2.42 to 1.00. We expect to be in continued compliance with our debt covenants including the covenant leverage ratio over the next 12 months.
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
At June 30, 2022 and December 31, 2021, our accounts payable balances included $176 million and $161 million, respectively, related to invoices from suppliers participating in the programs. The cumulative amounts settled through the supply chain financing programs for the six months ended June 30, 2022 were $223 million, compared to $197 million for the six months ended June 30, 2021. These programs did not significantly improve our cash provided by operating activities or free cash flow for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
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

Outstanding Indebtedness
At June 30, 2022 and December 31, 2021, our total debt outstanding and our non-U.S. GAAP net debt consisted of the amounts set forth in the following table.

(In millions)	June 30, 2022	December 31, 2021
Short-term borrowings	$1.8	$1.3
Current portion of long-term debt	8.9	487.2
Total current debt	10.7	488.5
Total long-term debt, less current portion(1)	3,655.4	3,219.6
Total debt	3,666.1	3,708.1
Less: Cash and cash equivalents	(281.2)	(561.0)
Non-U.S. GAAP net debt	$3,384.9	$3,147.1

(1)Amounts are net of unamortized discounts and debt issuance costs of $21 million and $19 million at June 30, 2022 and December 31, 2021, respectively. See Note 13, “Debt and Credit Facilities” for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
(In millions)	2022	2021	Change
Net cash provided by operating activities	$212.9	$199.5	$13.4
Net cash used in investing activities	(122.2)	(95.4)	(26.8)
Net cash used in financing activities	(357.3)	(385.9)	28.6
Effect of foreign currency exchange rate changes on cash and cash equivalents	(13.2)	6.2	(19.4)
In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, as certain debt servicing requirements or other non-discretionary expenditures are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of non-U.S. GAAP free cash flow for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
(In millions)	2022	2021	Change
Cash flow provided by operating activities	$212.9	$199.5	$13.4
Capital expenditures	(118.9)	(97.1)	(21.8)
Non-U.S. GAAP free cash flow	$94.0	$102.4	$(8.4)
Operating Activities
Six Months Ended June 30, 2022 Compared with the Same Period in 2021
Net cash provided by operating activities was $213 million in the six months ended June 30, 2022, compared to $200 million in 2021. The increase in cash provided by operating activities was primarily driven by higher earnings and adjustments to reconcile net earnings to net cash provided by operating activities ("non-cash adjustments") recorded in 2022 compared to the same period in 2021. Net earnings plus non-cash adjustments was a source of cash of $450 million in the six months ended June 30, 2022 compared to $358 million in 2021.
Other assets and liabilities favorably impacted cash flow by $64 million compared to 2021. This was partially due to the impact of incentive compensation including lower cash payments made during the first quarter 2022, as compared to the prior year, coupled with a higher accrual as of June 30, 2022, as compared to the prior year. Value Added Tax payments were also favorable on net cash provided by operating activities compared to the prior year.
This was partially offset by net cash used by our working capital accounts (inventories, trade receivables and accounts payables), which was $110 million unfavorable in 2022 compared to 2021. There was lower cash generation from accounts payable by $79 million compared to 2021, which was primarily due to a higher rate of raw material inflation and higher freight costs due to supply disruptions in the first six months of 2021. There was a higher use of cash for inventory of $79 million compared to 2021, partly driven by higher inventory due to raw material cost inflation and planned stock build as a result of continued supply disruptions.
Investing Activities
Six Months Ended June 30, 2022 Compared with the Same Period in 2021
Net cash used in investing activities was $122 million in 2022 compared to a use of $95 million in 2021.
The increase in net cash used in investing activities was primarily due to $22 million in higher capital expenditures compared to the prior year. The increase reflects the Company's continued investment in assets that support growth in automation, digital and sustainability. Investing activity also included the settlement of foreign currency forward contracts which generated $7 million less cash in 2022 compared to the prior year.
In the first six months of 2022, we invested a total of $12 million in SEE Ventures initiatives compared to $15 million in 2021. During the first quarter of 2022, the investments included the acquisition of Foxpak Flexibles Ltd. and an investment made in a fund aimed to advance scalable recycling technologies, equipment upgrades and infrastructure solutions, which is being accounted for as an equity method investment. During the second quarter of 2022, we made an investment in the convertible debt of one investee company. Under the SEE Ventures initiative, we make select entrepreneurial investments that present opportunities to accelerate innovation and increase speed to market, while creating a sustainable competitive advantage. SEE Ventures is part of our capital allocation strategy focused on investing in early stage disruptive technologies and new business models for growth.
These investing activities were partially offset by proceeds received from the disposal of property and equipment, which generated $6 million of incremental cash inflow in 2022 compared to the prior year, primarily due to the sale of land in the UK.
Financing Activities
Six Months Ended June 30, 2022 Compared with the Same Period in 2021
Net cash used in financing activities was $357 million in 2022, compared to $386 million used in 2021. The decrease in cash outflows for financing activities was primarily related to lower share repurchases, partially offset by the netting of common stock for tax withholding obligations relating to stock-based compensation and dividends payments.
During the six months ended June 30, 2022, the Company repurchased $250 million in shares compared to $300 million in the prior year. The netting of common stock for tax withholding obligations relating to stock-based compensation was $25 million compared to $14 million in the prior year. Dividends paid of $60 million were $4 million higher than the prior year due to the increase in the quarterly dividends effective since the second quarter of 2021.

Changes in Working Capital

(In millions)	June 30, 2022	December 31, 2021	Change
Working capital (current assets less current liabilities)	$505.7	$62.3	$443.4
Current ratio (current assets divided by current liabilities)	1.3x	1.0x
Quick ratio (current assets, less inventories divided by current liabilities)	0.7x	0.7x
The $443 million, or 712%, increase in working capital during the six months ended June 30, 2022 was primarily due the following:
•decrease in current portion of long-term debt of $478 million primarily due to the refinancing of $475 million related to the Term Loan A, which extended its maturity date to March 2027;
•increase in inventories, net of $207 million, primarily due to rising input costs and planned stock build as a result of continued supply disruptions;
•$61 million decrease in other current liabilities, reflecting the payment of performance-based compensation and profit sharing in the first quarter 2022 and lower customer volume rebates, partially offset by current year accruals; and
•increase in trade receivables, net of $20 million, primarily on higher sales in the current year.
The increases in working capital were partially offset by:
•$280 million decrease in cash and cash equivalents, which was largely the result of share repurchases;
•$28 million increase in accounts payable; and
•$10 million increase in income tax payable, primarily due to the U.S. quarterly income tax accrual.
Changes in Stockholders’ Equity
The $49 million, or 20%, decrease in stockholders’ equity in the six months ended June 30, 2022 was primarily due to the following:
•repurchases of 3,913,697 shares of our common stock for $250 million, including commissions paid (See Note 19, “Stockholders’ Equity” for further details);
•dividends paid on our common stock and dividend equivalent accruals related to unvested equity awards of $60 million; and
•CTA loss of $59 million.
These decreases were partially offset by:
•net earnings of $263 million;
•unrealized gains on derivative instruments of $28 million;
•stock issued for profit sharing contribution paid in stock of $23 million;
•the effect of share-based incentive compensation of $4 million, including the impact of share-based compensation expense and shares withheld on vested share-based compensation to cover the employee tax withholding obligations; and
•the recognition of pension items within AOCL of $2 million.
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
Foreign Currency Forward Contracts
At June 30, 2022, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At June 30, 2022, we had no outstanding interest rate swaps, collars or options.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 14, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 15, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $73 million in the fair value of the total debt balance at June 30, 2022. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

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
Argentina
Economic events in Argentina, including the default on some of its international debt obligations, which have subsequently been renegotiated, exposed us to heightened levels of foreign currency exchange risks. Despite some recent debt restructuring, fluctuations in foreign exchange rates on the Argentine Peso continue to impact our financial results. As of July 1, 2018, Argentina was designated as a highly inflationary economy. We recognized a net foreign currency exchange loss of $3 million and $4 million in three and six months ended June 30, 2022, respectively and $1 million and $2 million in three and six months ended June 30, 2021, respectively, within Other (expense) income, net on the Condensed Consolidated Statements of Operations, related to the designation of Argentina as a highly inflationary economy under U.S. GAAP. See Note 1, "Organization and Basis of Presentation," for additional information. As of June 30, 2022, approximately 1% of our consolidated net sales were derived from our products sold in Argentina and our net assets include $2 million of cash and cash equivalents domiciled in Argentina. Also, as of June 30, 2022, our Argentina subsidiaries had cumulative translation losses of $22 million.

Russia
Recent fluctuations of the ruble has exposed us to heightened levels of foreign currency exchange risks. As of June 30, 2022, approximately 1% of our consolidated net sales were derived from products sold in Russia. Assets include $7 million of cash and cash equivalents domiciled in Russia. Also, as of June 30, 2022, our Russia subsidiary had cumulative translation losses of $13 million.
Brazil
Recent economic events in Brazil, including changes in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of June 30, 2022, we do not anticipate these events will have a material impact on our 2022 results of operations. As of June 30, 2022, approximately 2% of our consolidated net sales were derived from products sold in Brazil and net assets include $18 million of cash and cash equivalents domiciled in Brazil. Also, as of June 30, 2022, our Brazil subsidiaries had cumulative translation losses of $64 million.
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at June 30, 2022 would have caused us to pay approximately $25 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
Our foreign currency forward contracts are described in Note 14, “Derivatives and Hedging Activities,” which is incorporated herein by reference.
Net Investment Hedge
The €400.0 million 4.500% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The decrease in the translated value of the debt was $24 million, net of tax as of June 30, 2022 and is reflected in AOCL, on our Condensed Consolidated Balance Sheets.
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
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.500% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The U.S. dollar equivalent amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $453 million and $492 million at June 30, 2022 and December 31, 2021, respectively.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 18, “Commitments and Contingencies” under the captions “Settlement Agreement Tax Deduction” and “Environmental Matters” is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of our 2021 Form 10-K. The following descriptions include updates since the filing of our 2021 Form 10-K.
On November 1, 2019, purported Company stockholder UA Local 13 & Employers Group Insurance Fund filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers. On June 4, 2020, the complaint was amended to remove all individual defendants other than the Company’s former CFO and to add a plaintiff, and on July 13, 2020, the complaint was further amended to identify a total of four plaintiffs. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the Company’s hiring of Ernst & Young LLP as its independent auditors and concerning the Company's corporate policies and procedures. The plaintiffs seek to represent a class of purchasers of the Company’s common stock between November 17, 2014 and June 20, 2019. The complaint seeks, among other things, unspecified compensatory damages, including interest, and attorneys’ fees and costs. On September 4, 2020, the Company filed a motion to dismiss the complaint, and on June 1, 2021, the court issued a ruling that granted in part and denied in part the motion to dismiss. The Company filed its answer to the complaint on July 15, 2021. Discovery is ongoing.
On January 14, 2020, a stockholder derivative lawsuit was filed in the United States District Court for the District of Delaware by an alleged stockholder of the Company, purportedly on the Company’s behalf. The suit was brought against certain of the Company’s current and former directors and officers and against the Company, as a nominal defendant. The complaint contained allegations against the individual defendants under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder similar to those in the class action complaint discussed above, as well as allegations of violations of Section 14(a) under the Exchange Act. The complaint also alleged breach of fiduciary duty, unjust enrichment and waste of corporate assets by the individual defendants for, among other things, failure to correct the alleged false and misleading statements, insider sales of the company’s stock, compensation benefiting from the alleged artificially inflated stock value, company repurchases of shares based on the alleged inflated stock value, and costs in connection with lawsuits and internal investigations. The complaint sought unspecified damages for Sealed Air, restitution, and reformation and improvement of Sealed Air’s corporate governance and internal procedures regarding compliance with laws. The defendants moved to dismiss the complaint on December 3, 2021. On June 8, 2022, Magistrate Judge Hall issued a report and recommendation in favor of granting the motion. On June 23, 2022, Judge Andrews adopted the Magistrate’s recommendation and entered an order dismissing the action.

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
As of June 30, 2022, the net assets of the Company's subsidiaries in Russia and Ukraine were $86 million and $3 million, respectively. While our exposure to the region is small and our industry is not currently the primary target of sanctions or export controls, the evolution and potential escalation of the conflict and actions taken by governments in response to such conflict, and the consequences, economic or otherwise, are unpredictable. As a result, we cannot predict the immediate or longer-term effects of the conflict on the global economy, the performance of the packaging industry in general or the impact it may have on our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)     Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended June 30, 2022, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
Balance as of March 31, 2022				$696,417,950
April 1, 2022 through April 30, 2022	—	$—	—	696,417,950
May 1, 2022 through May 31, 2022	—	$—	—	696,417,950
June 1, 2022 through June 30, 2022	871,001	$57.50	871,001	646,339,467
Total	871,001		871,001	$646,339,467

(1)On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This program has no expiration and replaces the previous authorization. As of June 30, 2022, there was $646 million remaining under the currently authorized repurchase program. From time to time we acquire shares by means of open-market transactions, including through plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and privately negotiated transactions, including accelerated share repurchase programs, pursuant to our publicly announced program described above. In addition, we have historically withheld shares from awards under our Omnibus Incentive Plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan. During the three months ended June 30, 2022, no shares were withheld pursuant to this provision.

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

4.1
Indenture, dated as of April 19, 2022, by and among Sealed Air Corporation, Guarantors party thereto and U.S. Bank Trust Company, National Association. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report April 18, 2022, File No. 1-12139, is incorporated herein by reference.)

4.2	Form of 5.000% Senior Note due 2029 (included in Exhibit 4.1).
4.3
First Supplemental Indenture, dated as of April 18, 2022, by and among Sealed Air Corporation, Guarantors party thereto and U.S. Bank Trust Company, National Association. (Exhibit 4.3 to the Company’s Current Report on Form 8-K, Date of Report April 18, 2022, File No. 1-12139, is incorporated herein by reference.)

31.1	Certification of Edward L. Doheny II pursuant to Rule 13a-14(a), dated August 3, 2022.
31.2	Certification of Christopher J. Stephens, Jr. pursuant to Rule 13a-14(a), dated August 3, 2022.
32	Certification of Edward L. Doheny II and Christopher J. Stephens, Jr. pursuant to 18 U.S.C. § 1350, dated August 3, 2022.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: August 3, 2022	By:	/S/ Christopher J. Stephens, Jr.
Christopher J. Stephens, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)