Form 10-Q
period 2022-09-30
SEALED AIR CORP/DE
filed 2022-11-01
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 144,657,522 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of October 28, 2022.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In USD millions, except share and per share data)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$248.8	$561.0
Trade receivables, net of allowance for credit losses of $12.0 in 2022 and $11.1 in 2021	637.3	620.3
Income tax receivables	20.8	28.8
Other receivables	95.8	83.7
Inventories, net of inventory reserves of $28.8 in 2022 and $24.1 in 2021 (Note 7)	962.4	725.7
Prepaid expenses and other current assets	66.1	50.1
Total current assets	2,031.2	2,069.6
Property and equipment, net (Note 8)	1,231.0	1,232.0
Goodwill (Note 9)	2,157.1	2,189.4
Identifiable intangible assets, net (Note 9)	140.6	152.6
Deferred taxes	117.1	138.4
Non-current assets held for sale	—	1.5
Operating lease right-of-use-assets (Note 4)	70.1	63.8
Other non-current assets	328.0	382.0
Total assets	$6,075.1	$6,229.3
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings (Note 13)	$2.4	$1.3
Current portion of long-term debt (Note 13)	401.0	487.2
Current portion of operating lease liabilities (Note 4)	22.4	21.2
Accounts payable	912.5	959.9
Accrued restructuring costs (Note 12)	8.5	10.2
Income tax payable	26.0	22.7
Other current liabilities	504.2	504.8
Total current liabilities	1,877.0	2,007.3
Long-term debt, less current portion (Note 13)	3,235.7	3,219.6
Long-term operating lease liabilities, less current portion (Note 4)	51.9	44.5
Deferred taxes	51.9	46.7
Non-current liabilities held for sale	—	0.9
Other non-current liabilities	640.4	661.6
Total liabilities	5,856.9	5,980.6
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2022 and 2021	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 233,215,334 in 2022 and 232,483,281 in 2021; shares outstanding: 144,653,991 in 2022 and 148,099,157 in 2021	23.3	23.2
Additional paid-in capital	2,145.2	2,123.4
Retained earnings	3,098.3	2,790.7
Common stock in treasury, 88,561,343 shares in 2022 and 84,384,124 shares in 2021	(4,019.1)	(3,754.7)
Accumulated other comprehensive loss, net of taxes (Note 20)	(1,029.5)	(933.9)
Total stockholders’ equity	218.2	248.7
Total liabilities and stockholders’ equity	$6,075.1	$6,229.3

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In USD millions, except per share data)	2022	2021	2022	2021
Net sales	$1,400.4	$1,406.7	$4,236.0	$4,002.3
Cost of sales	966.8	1,003.0	2,887.1	2,796.8
Gross profit	433.6	403.7	1,348.9	1,205.5
Selling, general and administrative expenses	196.3	190.3	600.5	571.2
Amortization expense of intangible assets	8.7	9.7	27.0	29.1
Restructuring charges (Note 12)	0.6	2.4	4.6	4.5
Operating profit	228.0	201.3	716.8	600.7
Interest expense, net	(40.9)	(42.4)	(119.3)	(127.6)
Other expense, net (Note 21)	(3.1)	(4.5)	(47.4)	(3.9)
Earnings before income tax provision	184.0	154.4	550.1	469.2
Income tax provision (Note 17)	51.4	46.6	153.5	147.0
Net earnings from continuing operations	132.6	107.8	396.6	322.2
Gain (Loss) on sale of discontinued operations, net of tax	1.6	(0.1)	0.7	3.7
Net earnings	$134.2	$107.7	$397.3	$325.9
Basic:
Continuing operations	$0.91	$0.72	$2.71	$2.12
Discontinued operations	0.01	—	0.01	0.03
Net earnings per common share - basic (Note 22)	$0.92	$0.72	$2.72	$2.15
Diluted:
Continuing operations	$0.91	$0.71	$2.68	$2.10
Discontinued operations	0.01	—	0.01	0.03
Net earnings per common share - diluted (Note 22)	$0.92	$0.71	$2.69	$2.13
Weighted average number of common shares outstanding: (Note 22)
Basic	145.2	149.9	146.3	151.8
Diluted	146.6	151.4	147.8	153.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2022			2021			2022			2021
(In USD millions)	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings			$134.2			$107.7			$397.3			$325.9
Other comprehensive income (loss):
Recognition of pension items	$1.2	$(0.3)	0.9	$2.3	$(0.6)	1.7	$4.0	$(1.0)	3.0	$5.7	$(2.5)	3.2
Unrealized gains on derivative instruments for net investment hedge	25.2	(6.3)	18.9	11.9	(3.0)	8.9	60.5	(15.1)	45.4	28.0	(7.0)	21.0
Unrealized gains on derivative instruments for cash flow hedge	4.3	(1.1)	3.2	2.8	(0.8)	2.0	6.8	(1.8)	5.0	7.1	(2.0)	5.1
Foreign currency translation adjustments	(90.2)	—	(90.2)	(35.4)	—	(35.4)	(149.0)	—	(149.0)	(33.4)	—	(33.4)
Other comprehensive (loss) income	$(59.5)	$(7.7)	(67.2)	$(18.4)	$(4.4)	(22.8)	$(77.7)	$(17.9)	(95.6)	$7.4	$(11.5)	(4.1)
Comprehensive income, net of taxes			$67.0			$84.9			$301.7			$321.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In USD millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Equity
Balance at June 30, 2022	$23.3	$2,134.2	$2,993.6	$(3,989.1)	$(962.3)	$199.7
Effect of share-based incentive compensation	—	11.0	—	—	—	11.0
Repurchases of common stock	—	—	—	(30.0)	—	(30.0)
Recognition of pension items, net of taxes	—	—	—	—	0.9	0.9
Foreign currency translation adjustments	—	—	—	—	(90.2)	(90.2)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	22.1	22.1
Net earnings	—	—	134.2	—	—	134.2
Dividends on common stock ($0.20 per share)	—	—	(29.5)	—	—	(29.5)
Balance at September 30, 2022	$23.3	$2,145.2	$3,098.3	$(4,019.1)	$(1,029.5)	$218.2

Balance at December 31, 2021	$23.2	$2,123.4	$2,790.7	$(3,754.7)	$(933.9)	$248.7
Effect of share-based incentive compensation	0.1	14.9	—	—	—	15.0
Stock issued for profit sharing contribution paid in stock	—	6.9	—	15.8	—	22.7
Repurchases of common stock	—	—	—	(280.2)	—	(280.2)
Recognition of pension items, net of taxes	—	—	—	—	3.0	3.0
Foreign currency translation adjustments	—	—	—	—	(149.0)	(149.0)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	50.4	50.4
Net earnings	—	—	397.3	—	—	397.3
Dividends on common stock ($0.60 per share)	—	—	(89.7)	—	—	(89.7)
Balance at September 30, 2022	$23.3	$2,145.2	$3,098.3	$(4,019.1)	$(1,029.5)	$218.2

Balance at June 30, 2021	$23.2	$2,103.7	$2,562.8	$(3,651.1)	$(944.8)	$93.8
Effect of share-based incentive compensation	—	9.3	—	—	—	9.3
Repurchase of common stock	—	—	—	(29.9)	—	(29.9)
Recognition of pension items, net of taxes	—	—	—	—	1.7	1.7
Foreign currency translation adjustments	—	—	—	—	(35.4)	(35.4)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	10.9	10.9
Net earnings	—	—	107.7	—	—	107.7
Dividends on common stock ($0.20 per share)	—	—	(30.4)	—	—	(30.4)
Balance at September 30, 2021	$23.2	$2,113.0	$2,640.1	$(3,681.0)	$(967.6)	$127.7

Balance at December 31, 2020	$23.2	$2,093.0	$2,400.7	$(3,380.9)	$(963.5)	$172.5
Effect of share-based incentive compensation	—	19.8	—	—	—	19.8
Stock issued for profit sharing contribution paid in stock	—	0.2	—	27.8	—	28.0
Repurchases of common stock	—	—	—	(327.9)	—	(327.9)
Recognition of pension items, net of taxes	—	—	—	—	3.2	3.2
Foreign currency translation adjustments	—	—	—	—	(33.4)	(33.4)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	26.1	26.1
Net earnings	—	—	325.9	—	—	325.9
Dividends on common stock ($0.56 per share)	—	—	(86.5)	—	—	(86.5)
Balance at September 30, 2021	$23.2	$2,113.0	$2,640.1	$(3,681.0)	$(967.6)	$127.7
See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In USD millions)	2022	2021
Net earnings	$397.3	$325.9
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	137.8	135.9
Share-based incentive compensation	39.9	33.1
Profit sharing expense	20.5	17.0
Loss on debt redemption and refinancing activities	11.2	14.7
Provision for allowance for credit losses on trade receivables	6.5	1.3
Provisions for inventory obsolescence	13.6	7.9
Deferred taxes, net	(1.0)	4.6
Net gain on sale of business	(1.1)	(1.6)
Impairment loss/fair value (gain) on equity investments	31.6	(6.6)
Other non-cash items	5.7	9.0
Changes in operating assets and liabilities:
Trade receivables, net	(65.7)	(117.2)
Inventories, net	(289.0)	(168.8)
Accounts payable	4.8	173.6
Customer advance payments	7.0	7.6
Income tax receivable/payable	12.9	44.4
Other assets and liabilities	(11.2)	(103.3)
Net cash provided by operating activities	$320.8	$377.5
Cash flows from investing activities:
Capital expenditures	(183.5)	(154.8)
Proceeds related to sale of business and property and equipment, net	9.2	1.1
Business acquired in purchase transactions, net of cash acquired	(9.7)	(0.1)
Payments associated with debt, equity and equity method investments	(2.6)	(16.0)
Settlement of foreign currency forward contracts	2.8	7.8
Proceeds of corporate owned life insurance	—	7.7
Net cash used in investing activities	$(183.8)	$(154.3)
Cash flows from financing activities:
Net proceeds (payments) of short-term borrowings	1.5	(6.7)
Proceeds from long-term debt	423.2	601.5
Payments of long-term debt	(425.0)	(522.6)
Payments of debt modification/extinguishment costs	(15.1)	(13.3)
Dividends paid on common stock	(89.5)	(86.0)
Impact of tax withholding on share-based compensation	(26.2)	(14.8)
Repurchases of common stock	(280.2)	(329.5)
Principal payments related to financing leases	(7.7)	(7.8)
Net cash used in financing activities	$(419.0)	$(379.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$(30.2)	$1.5
Cash Reconciliation:
Cash and cash equivalents	561.0	548.7
Restricted cash and cash equivalents	—	—
Balance, beginning of period	$561.0	$548.7
Net change during the period	(312.2)	(154.5)
Cash and cash equivalents (includes $0.5 in 2021 of cash classified as held for sale)	248.8	394.2
Restricted cash and cash equivalents	—	—
Balance, end of period	$248.8	$394.2
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$128.7	$137.8
Income tax payments, net of cash refunds	$133.6	$75.0
Restructuring payments including associated costs	$19.1	$16.4
Non-cash items:
Transfers of shares of common stock from treasury for profit-sharing contributions	$22.7	$28.0
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
Basis of Presentation
Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our Condensed Consolidated Balance Sheet as of September 30, 2022 and our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 have been made. The results set forth in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. All amounts are in millions, except per share amounts, and approximate due to rounding. All amounts are presented in U.S. dollar, unless otherwise specified.
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
Impact of Highly Inflationary Economy
Argentina

Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into U.S. dollars using the current exchange rate available to us. The impact of any changes in the exchange rate are reflected within Other expense, net on the Condensed Consolidated Statements of Operations. The Company recorded $2.3 million and $6.0 million of remeasurement losses for the three and nine months ended September 30, 2022, respectively, and $0.9 million and $2.8 million of remeasurement losses for the three and nine months ended September 30, 2021, respectively related to our subsidiaries in Argentina.
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
Recently Issued Accounting Standards
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"). ASU 2022-04 requires the buyer in a supplier finance program to disclose qualitative and quantitative information about the program. ASU 2022-04 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We do not believe that the adoption of ASU 2022-04 will have an impact on the Company's Condensed Consolidated Financial Statements with the exception of revised annual disclosures.
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
Other Revenue Recognition Considerations:
Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. Revenue recognized from performance obligations satisfied in previous reporting periods was a reduction of $2.0 million and $1.8 million for the three and nine months ended September 30, 2022, respectively, and an increase of $0.9 million and $1.7 million for the three and nine months ended September 30, 2021, respectively.
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

Disaggregated Revenue
For the three and nine months ended September 30, 2022 and 2021, revenues from contracts with customers summarized by Segment and Geography were as follows:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(In millions)	Food	Protective	Total	Food	Protective	Total
Americas	$547.9	$376.6	$924.5	$1,603.5	$1,187.5	$2,791.0
EMEA	165.0	109.9	274.9	499.9	353.6	853.5
APAC	110.9	82.3	193.2	321.8	246.3	568.1
Topic 606 Segment Revenue	823.8	568.8	1,392.6	2,425.2	1,787.4	4,212.6
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	6.0	1.8	7.8	18.1	5.3	23.4
Total	$829.8	$570.6	$1,400.4	$2,443.3	$1,792.7	$4,236.0

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(In millions)	Food	Protective	Total	Food	Protective	Total
Americas	$506.3	$393.0	$899.3	$1,399.5	$1,114.4	$2,513.9
EMEA	170.6	123.7	294.3	490.6	385.7	876.3
APAC	111.5	91.1	202.6	322.9	261.4	584.3
Topic 606 Segment Revenue	788.4	607.8	1,396.2	2,213.0	1,761.5	3,974.5
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	9.0	1.5	10.5	23.3	4.5	27.8
Total	$797.4	$609.3	$1,406.7	$2,236.3	$1,766.0	$4,002.3
Contract Balances
The time when a performance obligation is satisfied and the time when billing and payment occur are generally closely aligned, subject to agreed payment terms, with the exception of equipment accruals, which can be used to purchase both automated and standard range equipment. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the materials transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and when the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The following contract assets and liabilities are included within Prepaid expenses and other current assets and Other current liabilities, or Other non-current liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

(In millions)	September 30, 2022	December 31, 2021
Contract assets	$0.3	$1.2
Contract liabilities	$20.8	$20.2
The contract liability balances represent deferred revenue, primarily related to equipment accruals. Revenue recognized in the three and nine months ended September 30, 2022 that was included in the contract liability balance at the beginning of the period was $2.7 million and $10.9 million, respectively, and $3.0 million and $11.6 million in the three and nine months ended September 30, 2021, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.
Remaining Performance Obligations
The following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of September 30, 2022 and December 31,

2021, as well as the expected timing of recognition of that transaction price.

(In millions)	September 30, 2022	December 31, 2021
Short-Term (12 months or less)(1)	$16.7	$15.9
Long-Term	4.1	4.3
Total transaction price	$20.8	$20.2

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
All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our sales-type lease receivable balances at September 30, 2022 and December 31, 2021 were as follows:

(In millions)	September 30, 2022	December 31, 2021
Short-Term (12 months or less)	$6.0	$5.7
Long-Term	16.8	18.8
Lease receivables	$22.8	$24.5

Sales-type and operating lease revenue was less than 1% of net trade sales for the nine months ended September 30, 2022 and year ended December 31, 2021.
Lessee
SEE has contractual obligations as a lessee with respect to warehouses, offices and manufacturing facilities, IT equipment, automobiles, and material production equipment.
The following table details our lease obligations included in our Condensed Consolidated Balance Sheets.

(In millions)	September 30, 2022	December 31, 2021
Other non-current assets:
Finance leases - ROU assets	$57.0	$58.0
Finance leases - Accumulated depreciation	(30.4)	(27.3)
Operating lease right-of-use-assets:
Operating leases - ROU assets	150.1	133.5
Operating leases - Accumulated depreciation	(80.0)	(69.7)
Total lease assets	$96.7	$94.5
Current portion of long-term debt:
Finance leases	$(8.4)	(10.2)
Current portion of operating lease liabilities:
Operating leases	(22.4)	(21.2)
Long-term debt, less current portion:
Finance leases	(17.5)	(19.2)
Long-term operating lease liabilities, less current portion:
Operating leases	(51.9)	(44.5)
Total lease liabilities	$(100.2)	$(95.1)
At September 30, 2022, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(In millions)	Finance leases	Operating leases
Remainder of 2022	$3.0	$6.9
2023	8.4	24.1
2024	4.2	17.8
2025	2.7	13.2
2026	2.1	10.0
Thereafter	10.1	11.0
Total lease payments	30.5	83.0
Less: Interest	(4.6)	(8.7)
Present value of lease liabilities	$25.9	$74.3
The following lease cost is included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Lease cost(1)
Finance leases
Amortization of ROU assets	$2.6	$2.7	$7.9	$7.9
Interest on lease liabilities	0.3	0.3	1.0	1.1
Operating leases	7.3	7.7	23.6	23.0
Short-term lease cost	0.9	1.3	2.2	3.8
Variable lease cost	1.9	1.8	5.3	4.5
Total lease cost	$13.0	$13.8	$40.0	$40.3

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
The following table details cash paid related to operating and finance leases included in our Condensed Consolidated Statements of Cash Flows and new ROU assets included in our Condensed Consolidated Balance Sheets:

	Nine Months Ended September 30,
(In millions)	2022	2021
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$4.2	$3.6
Operating cash flows - operating leases	$22.4	$22.5
Financing cash flows - finance leases	$7.7	$7.8

ROU assets obtained in exchange for new finance lease liabilities	$5.4	$4.7
ROU assets obtained in exchange for new operating lease liabilities	$29.7	$14.0

	Nine Months Ended September 30,
	2022	2021
Weighted average information:
Finance leases
Remaining lease term (in years)	5.9	5.9
Discount rate	4.7%	4.6%
Operating leases
Remaining lease term (in years)	4.4	4.4
Discount rate	4.7%	4.7%

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
In the second quarter of 2022, we recorded a gain of $0.4 million related to the final net working capital settlement within Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. We maintain no on-going investment or relationship that would result in the sold business becoming a related party.
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
The following tables show Net sales and Segment Adjusted EBITDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net sales:
Food	$829.8	$797.4	$2,443.3	$2,236.3
As a % of Consolidated net sales	59.3%	56.7%	57.7%	55.9%
Protective	570.6	609.3	1,792.7	1,766.0
As a % of Consolidated net sales	40.7%	43.3%	42.3%	44.1%
Consolidated Net sales	$1,400.4	$1,406.7	$4,236.0	$4,002.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Segment Adjusted EBITDA:
Food	$185.3	$169.4	$553.4	$484.4
Adjusted EBITDA Margin	22.3%	21.2%	22.6%	21.7%
Protective	109.5	102.7	363.2	319.9
Adjusted EBITDA Margin	19.2%	16.9%	20.3%	18.1%
Total Segment Adjusted EBITDA	$294.8	$272.1	$916.6	$804.3
The following table shows a reconciliation of Segment Adjusted EBITDA to Earnings before income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Food Adjusted EBITDA	$185.3	$169.4	$553.4	$484.4
Protective Adjusted EBITDA	109.5	102.7	363.2	319.9
Corporate Adjusted EBITDA	(2.2)	(1.5)	(3.6)	(2.4)
Interest expense, net	(40.9)	(42.4)	(119.3)	(127.6)
Depreciation and amortization(1)	(59.4)	(55.2)	(179.0)	(170.3)
Special Items:
Restructuring charges(2)	(0.6)	(2.4)	(4.6)	(4.5)
Other restructuring associated costs(3)	(1.6)	(5.4)	(8.5)	(15.5)
Foreign currency exchange loss due to highly inflationary economies	(2.2)	(0.9)	(5.9)	(2.9)
Loss on debt redemption and refinancing activities	—	(14.7)	(11.2)	(14.7)
Fair value gain/impairment (loss) on equity investments	—	6.6	(31.6)	6.6
Charges related to acquisition and divestiture activity	(0.3)	(0.8)	0.8	(1.9)
Other Special Items(4)	(3.6)	(1.0)	(3.6)	(1.9)
Pre-tax impact of Special Items	(8.3)	(18.6)	(64.6)	(34.8)
Earnings before income tax provision	$184.0	$154.4	$550.1	$469.2

(1)Depreciation and amortization by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Food	$34.4	$32.3	$103.7	$96.7
Protective	25.0	22.9	75.3	73.6
Total Company depreciation and amortization(i)	$59.4	$55.2	$179.0	$170.3

(i)    Includes share-based incentive compensation of $12.7 million and $41.3 million for the three and nine months ended September 30, 2022, respectively, and $10.6 million and $34.4 million for the three and nine months ended September 30, 2021, respectively.

(2)Restructuring charges by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Food	$0.6	$0.8	$3.1	$1.9
Protective	—	1.6	1.5	2.6
Total Company restructuring charges	$0.6	$2.4	$4.6	$4.5

(3)Restructuring associated costs for the three and nine months ended September 30, 2022 and 2021 primarily relate to fees paid to third-party consultants in support of the Reinvent SEE business transformation. The nine months ended September 30, 2022 also includes site consolidation costs and the nine months ended September 30, 2021 also includes a one-time, non-cash cumulative translation adjustment (CTA) loss recognized due to the wind-up of one of our legal entities.
(4)Other Special Items for the three and nine months ended September 30, 2022 relate to fees paid for professional services, including legal fees, directly associated with Special Items of events that are considered one-time or infrequent in nature. For the nine months ended September 30, 2022, the professional fees are partially offset by a one-time gain on the disposal of land in the United Kingdom (UK).

Assets by Reportable Segments

The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventory, net; property and equipment, net; goodwill; intangible assets, net; and leased systems, net.

(In millions)	September 30, 2022	December 31, 2021
Assets allocated to segments:
Food	$2,371.8	$2,169.0
Protective	2,844.2	2,844.3
Total segments	5,216.0	5,013.3
Assets not allocated:
Cash and cash equivalents	$248.8	$561.0
Non-current assets held for sale	—	1.5
Income tax receivables	20.8	28.8
Other receivables	95.8	83.7
Deferred taxes	117.1	138.4
Other	376.6	402.6
Total	$6,075.1	$6,229.3

Note 7 Inventories, net

The following table details our inventories, net:

(In millions)	September 30, 2022	December 31, 2021
Raw materials	$240.7	$167.6
Work in process	195.9	158.0
Finished goods	525.8	400.1
Total	$962.4	$725.7

Note 8 Property and Equipment, net

The following table details our property and equipment, net.

(In millions)	September 30, 2022	December 31, 2021
Land and improvements	$42.6	$47.0
Buildings	763.2	790.2
Machinery and equipment	2,551.1	2,554.0
Other property and equipment	121.7	124.2
Construction-in-progress	193.5	200.8
Property and equipment, gross	3,672.1	3,716.2
Accumulated depreciation and amortization	(2,441.1)	(2,484.2)
Property and equipment, net	$1,231.0	$1,232.0
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment and finance lease ROU assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Interest cost capitalized	$2.4	$2.0	$6.1	$5.2
Depreciation and amortization expense(1)	$38.0	$34.9	$110.7	$106.8

(1)Includes amortization expense of finance lease ROU assets of $2.6 million and $7.9 million for the three and nine months ended September 30, 2022, respectively, and $2.7 million and $7.9 million for the three and nine months ended September 30, 2021, respectively.
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
Allocation of Goodwill to Reporting Segment
The following table shows our goodwill balances by reportable segment:

(In millions)	Food	Protective	Total
Gross Carrying Value at December 31, 2021	$576.6	$1,803.0	$2,379.6
Accumulated amortization(1)	(49.3)	(140.9)	(190.2)
Carrying Value at December 31, 2021	$527.3	$1,662.1	$2,189.4
Acquisition(2)	5.3	—	5.3
Currency translation	(16.8)	(20.8)	(37.6)
Carrying Value at September 30, 2022	$515.8	$1,641.3	$2,157.1

(1)There was no change to our accumulated amortization balance during the nine months ended September 30, 2022.
(2)Represents the allocation of goodwill related to our acquisition of Foxpak. See Note 5, "Acquisition and Divestiture Activity," for further details.

Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives. As of September 30, 2022, there were no impairment indicators present.

	September 30, 2022			December 31, 2021
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$96.3	$(44.7)	$51.6	$102.7	$(42.4)	$60.3
Trademarks and tradenames	30.5	(13.5)	17.0	31.2	(11.5)	19.7
Software	143.7	(105.9)	37.8	125.5	(90.5)	35.0
Technology	65.6	(42.0)	23.6	64.9	(38.3)	26.6
Contracts	11.3	(9.6)	1.7	11.5	(9.4)	2.1
Total intangible assets with definite lives	347.4	(215.7)	131.7	335.8	(192.1)	143.7
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$356.3	$(215.7)	$140.6	$344.7	$(192.1)	$152.6
The following table shows the remaining estimated future amortization expense at September 30, 2022.

Year	Amount (In millions)
Remainder of 2022	$9.5
2023	31.0
2024	24.2
2025	18.3
2026	8.8
Thereafter	39.9
Total	$131.7
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
Note 10 Accounts Receivable Securitization Programs

U.S. Accounts Receivable Securitization Program
We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to a wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables to two banks and issuers of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries. Any transfers of fractional ownership interests of receivables under the U.S. receivables securitization program to the two banks and issuers of commercial paper administered by these banks are considered secured borrowings with the underlying receivables as collateral and will be classified as Short-term borrowings on our Condensed Consolidated Balance Sheets. These banks do not have any recourse against the general credit of the Company. The net trade receivables that served as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There were no borrowings or corresponding net trade receivables maintained as collateral as of September 30, 2022 or December 31, 2021.
As of September 30, 2022, the maximum purchase limit for receivable interests was $50.0 million, subject to the availability limits described below.

The amounts available from time to time under this program may be less than $50.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of September 30, 2022, the amount available to us under the program was $50.0 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a decline in the amounts available to us under the program or termination of the program.
The program expires annually and is renewable.
European Accounts Receivable Securitization Program
We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks, and issuers of commercial paper administered by these banks. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV and are exposed to the risk of uncollectible receivables held by the SPV. Therefore, the SPV is consolidated in our Condensed Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as Short-term borrowings on our Condensed Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There were no borrowings or corresponding net trade receivables maintained as collateral as of September 30, 2022 or December 31, 2021.
As of September 30, 2022, the maximum purchase limit for receivable interests was €80.0 million ($78.5 million equivalent at September 30, 2022), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of September 30, 2022, the amount available under this program before utilization was €80.0 million ($78.5 million equivalent as of September 30, 2022).
This program expires annually and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of September 30, 2022 and December 31, 2021, there were no outstanding borrowings under our U.S. or European programs. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. The total interest paid for these programs was $0.1 million for the three and nine months ended September 30, 2022 and there was no interest paid for these programs in the three and nine months ended September 30, 2021.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at September 30, 2022.
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

Gross amounts factored under this program for the nine months ended September 30, 2022 and 2021 were $497.7 million and $479.9 million, respectively. The fees associated with transfer of receivables for all programs were approximately $1.7 million and $4.6 million for the three and nine months ended September 30, 2022, respectively, and $1.0 million and $2.7 million for the three and nine months ended September 30, 2021, respectively.
Note 12 Restructuring Activities
For the three and nine months ended September 30, 2022, the Company incurred $0.6 million and $4.6 million of restructuring charges, respectively, and $1.6 million and $8.5 million of other costs associated with our restructuring program, respectively. These charges were incurred in connection with the Company’s Reinvent SEE business transformation.
In December 2018, the Board of Directors approved our Reinvent SEE business transformation, which included the related restructuring program (“Program”). Spend associated with our previously existing restructuring programs at the time of Reinvent SEE’s approval was substantially completed as of December 31, 2020, and is no longer included in the restructuring program totals below.
The Board of Directors originally approved the Program with a cumulative restructuring spend of up to $220 million and a three-year term. The Board of Directors later extended the Program to the end of calendar year 2022. This extension does not expand the total authorized Program spend and is primarily related to on-going initiatives, including those related to SEE's continued digital transformation.
Restructuring spend is estimated to be incurred as follows:

(In millions)	Total Restructuring Program Range		Less Program Spend to Date	Remaining Restructuring Spend
	Low	High		Low	High
Costs of reduction in headcount as a result of reorganization	$80	$85	$(79)	$1	$6
Other expenses associated with the Program	110	115	(110)	—	5
Total expense	$190	$200	$(189)	$1	$11
Capital expenditures	20	20	(19)	1	1
Total estimated cash cost(1)	$210	$220	$(208)	$2	$12

(1)    Total estimated cash cost excludes the impact of proceeds expected from the sale of property and equipment and foreign currency impact.
The following table details our aggregate restructuring activities incurred under the Program as reflected in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Other associated costs	$1.6	$5.4	$8.5	$15.5
Restructuring charges	0.6	2.4	4.6	4.5
Total charges	$2.2	$7.8	$13.1	$20.0
Capital expenditures	$3.3	$1.7	$9.1	$5.0
The aggregate restructuring accrual, spending and other activity for the nine months ended September 30, 2022 and the accrual balance remaining at September 30, 2022 related to the Program were as follows:

(In millions)
Restructuring accrual at December 31, 2021	$11.3
Accrual and accrual adjustments	4.6
Cash payments during 2022	(6.9)
Effect of changes in foreign currency exchange rates	(0.3)
Restructuring accrual at September 30, 2022	$8.7

We expect to pay $8.5 million of the accrual balance remaining at September 30, 2022 within the next twelve months. This amount is included in Accrued restructuring costs on the Condensed Consolidated Balance Sheets at September 30, 2022. The remaining accrual of $0.2 million is expected to primarily be paid in 2023. These amounts are included in Other non-current liabilities on our Condensed Consolidated Balance Sheets at September 30, 2022.
One of the components of the Reinvent SEE business transformation was to enhance the operational efficiency of the Company by acting as “One SEE.” The Program was approved by our Board of Directors as a consolidated program benefiting both Food and Protective, and accordingly the expected Program spend by reporting segment is not available. However, of the total remaining restructuring accrual of $8.7 million as of September 30, 2022, $3.0 million was attributable to Food and $5.7 million was attributable to Protective.
Note 13 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth in the following table:

(In millions)	Interest rate	September 30, 2022	December 31, 2021
Short-term borrowings(1)		$2.4	$1.3
Current portion of long-term debt(2)		401.0	487.2
Total current debt		403.4	488.5
Term Loan A due July 2023		—	34.6
Term Loan A due March 2027		504.1	—
Senior Notes due April 2023	5.250%	—	423.8
Senior Notes due September 2023	4.500%	—	451.9
Senior Notes due December 2024	5.125%	423.3	422.8
Senior Notes due September 2025	5.500%	398.6	398.2
Senior Secured Notes due October 2026	1.573%	595.7	595.0
Senior Notes due December 2027	4.000%	421.8	421.4
Senior Notes due April 2029	5.000%	421.1	—
Senior Notes due July 2033	6.875%	446.4	446.2
Other(2)		24.7	25.7
Total long-term debt, less current portion(3)		3,235.7	3,219.6
Total debt(4)		$3,639.1	$3,708.1

(1)Short-term borrowings of $2.4 million and $1.3 million at September 30, 2022 and December 31, 2021, respectively, were comprised of short-term borrowings from various lines of credit.
(2)As of September 30, 2022, current portion of long-term debt included Senior Notes due September 2023 of $392.6 million and finance lease liabilities of $8.4 million. As of December 31, 2021, current portion of long-term debt included $475.0 million related to the Term Loan A due August 2022, finance lease liabilities of $10.2 million and $2.0 million related to a portion of Term Loan A due 2023. Other debt includes long-term liabilities associated with our finance leases of $17.5 million and $19.2 million at September 30, 2022 and December 31, 2021, respectively. See Note 4, "Leases," for additional information on finance and operating lease liabilities.
(3)Amounts are shown net of unamortized discounts and issuance costs of $20.0 million as of September 30, 2022 and $19.0 million as of December 31, 2021.
(4)As of September 30, 2022, our weighted average interest rate on our short-term borrowings outstanding was 5.1% and on our long-term debt outstanding was 4.4%. As of December 31, 2021, our weighted average interest rate on our short-term borrowings outstanding was 3.6% and on our long-term debt outstanding was 4.1%.

Lines of Credit
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including our revolving credit facility, and the amounts available under our accounts receivable securitization programs.

(In millions)	September 30, 2022	December 31, 2021
Used lines of credit(1)	$2.4	$1.3
Unused lines of credit	1,284.9	1,309.0
Total available lines of credit(2)	$1,287.3	$1,310.3

(1)Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.
(2)Of the total available lines of credit, $1,122.1 million was committed as of September 30, 2022.
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
As a result of the Fourth Amended and Restated Credit Agreement, we recognized a $0.7 million loss on debt redemption and refinancing activities in Other expense, net in our Condensed Consolidated Statements of Operations during the first quarter of 2022. This amount includes $0.4 million of accelerated amortization of original issuance discount related to the term loan A and lender and non-lender fees related to the entire credit facility. Also included in the loss on debt redemption and refinancing activities was $0.3 million of non-lender fees incurred in connection with the Fourth Amended and Restated Credit Agreement. In addition, we incurred $1.2 million of lender and third-party fees that are included in the carrying amounts of the outstanding debt under the credit facility. We also capitalized $3.0 million of fees that are included in Other assets on our Condensed Consolidated Balance Sheets. The amortization expense related to original issuance discount and lender and non-lender fees is calculated using the effective interest rate method over the lives of the respective debt instruments.
Total amortization expense related to the senior secured credit facility was $0.3 million and $1.0 million for the three and nine months ended September 30, 2022 and is included in Interest expense, net in our Condensed Consolidated Statements of Operations.
Senior Notes
2022 Activity
On April 19, 2022, the Company issued $425 million aggregate principal amount of 5.000% senior notes due 2029 (the "2029 Notes"). The 2029 Notes will mature on April 15, 2029. Interest is payable on April 15 and October 15 of each year, commencing on October 15, 2022. The 2029 Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly owned domestic subsidiaries that guarantee its senior secured credit facilities, subject to release under certain circumstances. We also capitalized $4.2 million of fees incurred in connection with the 2029 Notes, which are included in Long-term debt, less current portion on our Condensed Consolidated Balance Sheets.
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
The net proceeds from the 2029 Notes offering were used to repurchase the 5.250% senior notes due 2023 (the “2023 Notes”) tendered pursuant to the tender offer commenced by the Company on April 5, 2022 and satisfy and discharge all remaining 2023 Notes in accordance with the terms of the indenture governing the 2023 Notes. The aggregate repurchase price was $435.9 million, which included the principal amount of $425.0 million, a premium of $9.6 million and accrued interest of $1.3 million. We recognized a pre-tax loss of $10.5 million on the extinguishment, including the premium mentioned above and $0.9 million of accelerated amortization of non-lender fees, included within Other expense, net on our Condensed Consolidated Statements of Operations during the second quarter of 2022.
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
The net proceeds from the offering of the 2026 Notes were used (i) to repurchase the outstanding 4.875% Senior Notes due 2022 (the “2022 Notes”) tendered pursuant to the tender offer commenced by the Company on September 15, 2021, (ii) to satisfy and discharge all of the remaining outstanding 2022 Notes in accordance with the terms of the indenture governing the 2022 Notes, and (iii) to repay a portion of the U.S. dollar tranche of Term Loan A due 2023. A pre-tax loss of $18.6 million was recognized on the repurchase and cancellation of the 2022 Notes, including a premium of $17.0 million and accelerated amortization of non-lender fees of $1.6 million, within Other (expense) income, net on our Consolidated Statements of Operations during the year ended December 31, 2021.
The Company repaid an aggregate principal amount of $177.2 million of the U.S. dollar tranche of Term Loan A due 2023, plus accrued interest of $0.2 million.
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Our Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio to EBITDA. We were in compliance with the above financial covenants and limitations at September 30, 2022.

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
Net unrealized after-tax gains/losses related to cash flow hedging activities that were included in AOCL were a $3.1 million gain and a $4.9 million gain for the three and nine months ended September 30, 2022, respectively, and a $2.0 million gain and a $5.4 million gain for the three and nine months ended September 30, 2021, respectively. The unrealized amount in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $6.5 million of net unrealized gains related to cash flow hedging activities included in AOCL will be reclassified into earnings within the next twelve months.

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

Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At September 30, 2022 and December 31, 2021, we had no outstanding interest rate swaps.

Net Investment Hedge
The €400.0 million 4.500% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The decrease in the translated value of the debt was $57.3 million ($43.0 million, net of deferred tax) as of September 30, 2022, which is reflected in AOCL on our Condensed Consolidated Balance Sheets.
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
The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow Hedge		Non-Designated as Hedging Instruments		Total
(In millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Derivative Assets
Foreign currency forward contracts and options	$7.4	$2.0	$2.8	$1.7	$10.2	$3.7
Total Derivative Assets	$7.4	$2.0	$2.8	$1.7	$10.2	$3.7

Derivative Liabilities
Foreign currency forward contracts	$—	$(0.6)	$(1.1)	$(1.0)	$(1.1)	$(1.6)
Total Derivative Liabilities(1)	$—	$(0.6)	$(1.1)	$(1.0)	$(1.1)	$(1.6)
Net Derivatives(2)	$7.4	$1.4	$1.7	$0.7	$9.1	$2.1

(1)Excludes €400.0 million of euro-denominated debt ($392.0 million equivalent at September 30, 2022 and $451.9 million equivalent at December 31, 2021), which is designated as a net investment hedge.
(2)The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities
(In millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Gross position	$10.2	$3.7	$(1.1)	$(1.6)
Impact of master netting agreements	(0.8)	(0.9)	0.8	0.9
Net amounts recognized on the Condensed Consolidated Balance Sheets	$9.4	$2.8	$(0.3)	$(0.7)

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized on	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	Condensed Consolidated Statements of Operations	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$3.1	$0.9	$7.4	$(3.3)
Treasury locks	Interest expense, net	—	—	0.1	0.1
Sub-total cash flow hedges		3.1	0.9	7.5	(3.2)
Derivatives not designated as hedging instruments:
Foreign currency forward and option contracts	Other expense, net	1.7	0.6	3.8	6.2
Total		$4.8	$1.5	$11.3	$3.0

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

	September 30, 2022
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$39.4	$39.4	$—	$—
Derivative financial and hedging instruments net asset:
Foreign currency forward contracts	$9.1	$—	$9.1	$—

	December 31, 2021
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$290.0	$290.0	$—	$—
Derivative financial and hedging instruments net asset:
Foreign currency forward contracts	$2.1	$—	$2.1	$—
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
Foreign currency forward contracts and options are included in Prepaid expenses and other current assets and Other current liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.
Equity Investments
SEE maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 ("ASC 321") for equity investments that do not have readily determinable fair values. We do not exercise significant influence over these companies. The following carrying value of these investments were included within Other non-current assets in our Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

(In millions)	September 30, 2022	December 31, 2021
Carrying value at the beginning of period	$45.8	$25.4
Purchases	—	14.7
Impairments or downward adjustments	(31.6)	—
Upward adjustments	—	6.6
Currency translation on investments	(1.9)	(0.9)
Carrying value at the end of period	$12.3	$45.8
We hold an equity investment in an investee that was valued at $31.6 million as of December 31, 2021. The investment is accounted for under the measurement alternative in accordance with ASC 321. It is made up of cash investments of $7.5 million and $9.0 million made in 2018 and 2021, respectively, and an upward fair value adjustment of $15.1 million, which was recorded in the fourth quarter of 2020 based on the valuation of additional equity issued by the investee that was deemed to be an observable transaction of a similar investment under ASC 321. During the first quarter of 2022, we recorded a $15.5 million impairment on the equity investment arising from the announced termination of a planned merger between the investee and a special purpose acquisition company due to unfavorable capital market conditions. This impairment loss was recorded within Other expense, net on the Condensed Consolidated Statements of Operations. In connection with our second quarter review of the investee's financial performance, we obtained the investee's latest financial forecast, which showed deterioration across several key operating and liquidity metrics. This was deemed to be a triggering event for potential impairment. Accordingly, we performed a quantitative impairment test as of June 30, 2022 to determine the fair value of the equity investment. Based on discounted cash flow and market participant data as of June 30, 2022, and our projections related to the investee's ability to remain a going concern, we concluded that the fair value of the investment was zero. SEE recorded an impairment loss of $16.1 million equal to the difference between the fair value of the investment as of June 30, 2022 and its carrying value at March 31, 2022. The $16.1 million impairment loss was recorded within Other expense, net on the Condensed Consolidated Statements of Operations during the second quarter of 2022.
During the third quarter of 2021, SEE recorded an upward adjustment of $6.6 million based on the valuation of additional equity issued by an investee which was deemed to be an observable transaction of a similar investment under ASC 321. The gain was recorded within Other expense, net on the Condensed Consolidated Statements of Operations.
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
As of September 30, 2022, cumulative upward adjustments to our equity investments were $21.7 million and cumulative impairments or downward adjustments were $31.6 million, resulting in net cumulative impairments or downward adjustments of $9.9 million. As of December 31, 2021, cumulative upward adjustments to our equity investments were $21.7 million and there were no cumulative impairments or downward adjustments.

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
The table below shows the carrying amounts and estimated fair values of our debt, excluding our lease liabilities.

		September 30, 2022		December 31, 2021
(In millions)	Interest rate	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A Facility due August 2022		$—	$—	$474.9	$474.9
Term Loan A Facility due July 2023(1)		—	—	37.1	37.1
Term Loan A due March 2027(1)		504.1	504.1	—	—
Senior Notes due April 2023	5.250%	—	—	423.8	441.9
Senior Notes due September 2023(1)	4.500%	392.0	392.0	451.9	479.1
Senior Notes due December 2024	5.125%	423.3	411.2	422.8	455.8
Senior Notes due September 2025	5.500%	398.6	385.3	398.2	443.3
Senior Secured Notes due October 2026	1.573%	595.7	504.4	595.0	581.3
Senior Notes due December 2027	4.000%	421.8	367.3	421.4	443.8
Senior Notes due April 2029	5.000%	421.1	381.2	—	—
Senior Notes due July 2033	6.875%	446.4	428.1	446.2	571.9
Other foreign borrowings(1)		2.4	2.4	1.3	1.3
Other domestic borrowings		7.9	7.9	6.7	6.7
Total debt(2)		$3,613.3	$3,383.9	$3,679.3	$3,937.1

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

Note 16 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
The following tables show the components of net periodic benefit (income) cost for our defined benefit pension plans for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit (income) cost:
Service cost	$0.1	$1.1	$1.2	$—	$1.3	$1.3
Interest cost	1.0	2.9	3.9	0.9	2.2	3.1
Expected return on plan assets	(2.2)	(5.0)	(7.2)	(2.3)	(4.6)	(6.9)
Amortization of net prior service cost	—	0.1	0.1	—	0.1	0.1
Amortization of net actuarial loss	0.5	1.0	1.5	0.6	1.4	2.0
Net periodic (income) cost	(0.6)	0.1	(0.5)	(0.8)	0.4	(0.4)
Settlement cost	—	—	—	—	0.5	0.5
Total benefit (income) cost	$(0.6)	$0.1	$(0.5)	$(0.8)	$0.9	$0.1

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit (income) cost:
Service cost	$0.1	$3.4	$3.5	$0.1	$3.9	$4.0
Interest cost	3.1	8.9	12.0	2.6	6.6	9.2
Expected return on plan assets	(6.7)	(15.0)	(21.7)	(6.7)	(13.9)	(20.6)
Amortization of net prior service cost	—	0.2	0.2	—	0.2	0.2
Amortization of net actuarial loss	1.3	2.9	4.2	1.8	4.0	5.8
Net periodic (income) cost	(2.2)	0.4	(1.8)	(2.2)	0.8	(1.4)
Settlement (credit) cost	—	(0.1)	(0.1)	—	0.7	0.7
Total benefit (income) cost	$(2.2)	$0.3	$(1.9)	$(2.2)	$1.5	$(0.7)
The following table shows the components of net periodic benefit cost for our other post-retirement employee benefit plans for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Components of net periodic benefit cost:
Interest cost	$0.2	$0.1	$0.6	$0.4
Amortization of net prior service credit	—	—	(0.2)	(0.2)
Amortization of net actuarial gain	(0.1)	—	(0.1)	(0.1)
Net periodic benefit cost	$0.1	$0.1	$0.3	$0.1

Note 17 Income Taxes

U.S. Legislation
The American Rescue Plan Act of 2021 (“Rescue Act”) was signed into law on March 11, 2021 and includes additional COVID-19 related tax relief for certain individuals and businesses. The enactment of the Rescue Act did not result in any material adjustments to our income tax provision for the three and nine months ended September 30, 2022 or September 30, 2021.

The Inflation Reduction Act ("IRA") was signed into law on August 16, 2022. The IRA includes climate and energy provisions and introduces a 15% corporate alternative minimum tax, among other items. The enactment of the IRA did not result in any adjustments to our income tax provision for the three and nine months ended September 30, 2022. We continue to evaluate the impact of this law on our operations and currently don't believe the legislation will have a material impact on our consolidated financial statements.
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
Our effective income tax rate was 27.9% for both the three and nine months ended September 30, 2022. In addition to the above referenced items, the three-month period was unfavorably impacted by accruals for unresolved controversy and enacted state law changes. The nine-month period was favorably impacted by share price accretion in equity compensation, and unfavorably impacted by accruals for unresolved controversy, nonrecurring intercompany dividend distributions and enacted state law changes.
Our effective income tax rate was 30.2% and 31.3% for the three and nine months ended September 30, 2021, respectively. In addition to the above referenced items, the Company's effective income tax rate for the three months ended September 30, 2021 was unfavorably impacted by adjustments to specific U.S. uncertain tax positions. The Company's effective income tax rate for the nine months ended September 30, 2021 was unfavorably impacted by legislative and administrative changes to foreign enacted statutes and accruals for unresolved controversy.
There was no significant change in our valuation allowances for the three and nine months ended September 30, 2022 and 2021.
Net increases in unrecognized tax positions of $3.8 million and $12.7 million for the three and nine months ended September 30, 2022, respectively, and $6.5 million and $14.4 million for the three and nine months ended September 30, 2021, respectively, were primarily related to interest accruals on existing uncertain tax positions. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax positions may increase or decrease as a result of future tax controversy developments or resolution. Interest and penalties on tax assessments are included in Income tax provision on our Condensed Consolidated Statements of Operations.
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
There is no outstanding liability with respect to the one-time mandatory tax on previously deferred foreign earnings of foreign subsidiaries provision associated with the Tax Cuts and Jobs Act of 2017.

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

Securities Class Action

On November 1, 2019, purported Company stockholder UA Local 13 & Employers Group Insurance Fund filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers. On June 4, 2020, the complaint was amended to remove all individual defendants other than the Company’s former CFO and to add a plaintiff, and on July 13, 2020, the complaint was further amended to identify a total of four plaintiffs. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the Company’s hiring of Ernst & Young LLP as its independent auditors and concerning the Company's corporate policies and procedures. The plaintiffs seek to represent a class of purchasers of the Company’s common stock between November 17, 2014 and June 20, 2019. The complaint seeks, among other things, unspecified compensatory damages, including interest, and attorneys’ fees and costs. On September 4, 2020, the Company filed a motion to dismiss the complaint, and on June 1, 2021, the court issued a ruling that granted in part and denied in part the motion to dismiss. The Company filed its answer to the complaint on July 15, 2021. On September 9, 2022, the parties signed a settlement agreement including a proposed settlement amount of $12.5 million and submitted it to the court for preliminary approval. The settlement is subject to a number of conditions, including certification of a settlement class, notice and preliminary and final court approvals. The settlement will be funded by the Company’s insurance carriers. As of September 30, 2022, the Company recorded a liability of $12.5 million reflected in Other current liabilities and a corresponding $12.5 million insurance receivable reflected in Other receivables on the Condensed Consolidated Balance Sheets.
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
As of September 30, 2022, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.
Other Matters
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.
Note 19 Stockholders’ Equity
Repurchase of Common Stock
On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This current program has no expiration date and replaced all previous authorizations. As of September 30, 2022, there was $616.4 million remaining under the current authorized program. Share repurchases made prior to August 2, 2021 were under previous Board of Directors share repurchase authorizations, specifically the $1.5 billion authorization made in July 2015, the $1.5 billion authorization made in March 2017 and the $1.0 billion authorization made in May 2018.
During the three and nine months ended September 30, 2022, we repurchased 614,190 and 4,527,887 shares, for approximately $30.0 million and $280.1 million, with an average share price of $48.81 and $61.86, respectively.

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
On August 16, 2022, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, or $29.0 million, which was paid on September 23, 2022, to stockholders of record at the close of business on September 9, 2022.

On October 18, 2022, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, which will be paid on December 16, 2022, to stockholders of record at the close of business on December 2, 2022.
The dividends paid during the nine months ended September 30, 2022 were recorded as a reduction to cash and cash equivalents and retained earnings on our Condensed Consolidated Balance Sheets. Our credit facility and our senior notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Statements of Operations. There is no guarantee that our Board of Directors will declare any future dividends.
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
Additionally, in 2021, the Board of Directors adopted, and our shareholders approved, an additional amendment and restatement to the Omnibus Incentive Plan. The amended plan added 2,999,054 shares of common stock to the share pool previously available under the Omnibus Incentive Plan.
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

The table below shows our total share-based incentive compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Total share-based incentive compensation expense(1)	$12.7	$10.6	$41.3	$34.4

(1)The amounts presented above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock, however, the amounts include the expense related to share-based awards that are settled in cash.
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
Chief Operating Officer (COO) and Chief Executive Officer-Designate 2017 New Hire Equity Awards (Amended)
On September 18, 2017, Edward L. Doheny II started with the Company as Chief Operating Officer and Chief Executive Officer-Designate. Under the terms of his agreement, Mr. Doheny was granted two new-hire equity awards, one of which was a performance-vesting award for 70,000 shares. On December 10, 2020, the Company entered a subsequent agreement with Mr. Doheny, which, among other things, amended the terms of the performance-vesting new hire award. Half of the award, or 35,000 shares, was converted to an award of time-vesting restricted stock units, which required Mr. Doheny to remain in service with the Company through September 18, 2022. The remaining half of the award, or 35,000 shares, remained performance-vesting, subject to the original performance conditions, but measured as of September 18, 2022 which required that either (i) the Company’s cumulative total stockholder return for January 1, 2018 through September 18, 2022 be in the top 33% of its peers (using the same peers and methodology under the Company’s performance stock unit (PSU) awards) and the Company’s stock price as of September 18, 2022 equaled at least $60.00 per share, or (ii) the Company’s stock price as of September 18, 2022 equaled at least $75.00 per share. The Letter Agreement provided that the stock price as of September 18, 2022 for this purpose would be determined using a 30-day arithmetic mean of closing prices up to, and including, September 18, 2022.
In October 2022, the O&C Committee reviewed the performance results of such performance-vesting new hire award as amended and determined that the performance requirements were not met. As a result, the award paid out at 0% and was forfeited.
Note 20 Accumulated Other Comprehensive Loss
The following table provides details of comprehensive income (loss) for the nine months ended September 30, 2022 and 2021:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment(1)	Unrecognized (Losses) Gains on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2021	$(137.5)	$(760.5)	$(38.3)	$2.4	$(933.9)
Other comprehensive (loss) income before reclassifications	—	(149.0)	45.4	10.8	(92.8)
Less: amounts reclassified from accumulated other comprehensive loss	3.0	—	—	(5.8)	(2.8)
Net current period other comprehensive income (loss)	3.0	(149.0)	45.4	5.0	(95.6)
Balance at September 30, 2022	$(134.5)	$(909.5)	$7.1	$7.4	$(1,029.5)

Balance at December 31, 2020	$(172.5)	$(721.7)	$(67.5)	$(1.8)	$(963.5)
Other comprehensive (loss) income before reclassifications	(1.6)	(33.4)	21.0	2.9	(11.1)
Less: amounts reclassified from accumulated other comprehensive loss	4.8	—	—	2.2	7.0
Net current period other comprehensive income (loss)	3.2	(33.4)	21.0	5.1	(4.1)
Balance at September 30, 2021	$(169.3)	$(755.1)	$(46.5)	$3.3	$(967.6)

(1)Includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $55.4 million and $19.4 million for the nine months ended September 30, 2022 and 2021, respectively.

The following table provides detail of amounts reclassified from AOCL:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefits:
Net settlement (cost) credit	$—	$(0.5)	$0.1	$(0.7)
Prior service cost	(0.1)	(0.1)	—	—
Actuarial losses	(1.4)	(2.0)	(4.1)	(5.7)
Total pre-tax amount	(1.5)	(2.6)	(4.0)	(6.4)	Other expense, net
Tax benefit	0.4	0.6	1.0	1.6
Net of tax	(1.1)	(2.0)	(3.0)	(4.8)
Net gains (losses) on cash flow hedging derivatives:(1)
Foreign currency forward contracts	3.1	0.9	7.4	(3.3)	Cost of sales
Treasury locks	—	—	0.1	0.1	Interest expense, net
Total pre-tax amount	3.1	0.9	7.5	(3.2)
Tax (expense) benefit	(0.8)	(0.3)	(1.7)	1.0
Net of tax	2.3	0.6	5.8	(2.2)
Total reclassifications for the period	$1.2	$(1.4)	$2.8	$(7.0)

(1)These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 14, “Derivatives and Hedging Activities,” for additional details.
Note 21 Other Expense, net
The following table provides details of other expense, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net foreign exchange transaction loss	$(0.2)	$(0.5)	$(0.9)	$(0.5)
Bank fee expense	(1.4)	(1.0)	(4.0)	(3.4)
Pension income other than service costs	0.7	0.7	3.3	3.3
Fair value gain/impairment (loss) on equity investments(1)	—	6.6	(31.6)	6.6
Foreign currency exchange loss due to highly inflationary economies	(2.2)	(0.9)	(5.9)	(2.9)
Loss on debt redemption and refinancing activities	—	(14.7)	(11.2)	(14.7)
Other income(2)	1.6	6.7	8.0	11.7
Other expense	(1.6)	(1.4)	(5.1)	(4.0)
Other expense, net	$(3.1)	$(4.5)	$(47.4)	$(3.9)

(1)See Note 15, "Fair Value Measurements, Equity Investments and Other Financial Instruments," for further details.
(2)During the three months ended September 30, 2021, we recorded other income of $5.0 million related to a claim for the overpayment of certain indirect taxes paid by Sealed Air subsidiaries in Brazil, resulting from a double taxation calculation. In 2021, the Supreme Court of Brazil issued a final decision that clarified the methodology companies should use in the calculation. This decision was published and certified by the courts during the third quarter of 2021.

Note 22 Net Earnings Per Common Share
The following table shows the calculation of basic and diluted net earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Basic Net Earnings Per Common Share:
Numerator:
Net earnings	$134.2	$107.7	$397.3	$325.9
Distributed and allocated undistributed net earnings to unvested restricted stockholders	—	—	—	—
Net earnings available to common stockholders	$134.2	$107.7	$397.3	$325.9
Denominator:
Weighted average number of common shares outstanding - basic	145.2	149.9	146.3	151.8
Basic net earnings per common share:
Basic net earnings per common share	$0.92	$0.72	$2.72	$2.15
Diluted Net Earnings Per Common Share:
Numerator:
Net earnings available to common stockholders	$134.2	$107.7	$397.3	$325.9
Denominator:
Weighted average number of common shares outstanding - basic	145.2	149.9	146.3	151.8
Effect of dilutive stock shares and units	1.4	1.5	1.5	1.4
Weighted average number of common shares outstanding - diluted under treasury stock	146.6	151.4	147.8	153.2
Diluted net earnings per common share	$0.92	$0.71	$2.69	$2.13

Note 23 Subsequent Events
LB Holdco, Inc. (Liquibox) Acquisition
On November 1, 2022, the Company announced it has signed a definitive agreement to acquire LB Holdco, Inc. (Liquibox), a pioneer, innovator and manufacturer of Bag-in-Box sustainable Fluids & Liquids packaging and dispensing solutions for fresh food, beverage, consumer goods and industrial end-markets, for $1.15 billion in cash, subject to customary adjustments. Subject to the receipt of applicable regulatory approvals and customary closing conditions, the transaction is currently expected to close in the first quarter of 2023.

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
Recent Events and Trends
Supply Disruptions, Raw Material Price Increases and Other Inflationary Pressures
During the first nine months of 2022, the Company has experienced supply chain disruptions such as limited availability of certain raw materials and equipment components. While we believe many of these shortages will continue to lessen moving forward, we cannot predict whether these supply chain disruptions would recur in the future. We have also experienced inflationary pressures including sharp raw material price increases, higher freight costs and increases in other operating costs, including labor costs.
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
The ongoing conflict between Russia and Ukraine also contributed to the current environment. Our Russian operation experienced raw material constraints in the first half of 2022. While these constraints have been largely resolved, we cannot predict whether these disruptions would recur in the future. See Part II, Item 1A, "Risk Factors," for information concerning the risks related to the Russia and Ukraine conflict.

Refer to Part I, Item 1A, “Risk Factors,” in our 2021 Form 10-K for information concerning operational risks, including customer responses to price increases, raw material pricing and availability.
Impact of COVID-19
Our diverse end-markets and geographies continue to experience varying degrees of impact from COVID-19. The food service market, including restaurants, entertainment venues and hotels, experienced higher activity in the first nine months of 2022 as compared to the prior year when it was more adversely impacted by government mandated shut-downs and social distancing measures. This has resulted in year-over-year volume growth for many of our products that support this market. However, the environment remains volatile, and we cannot predict the future impact on the market segments we serve.
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

The following table shows a reconciliation of U.S. GAAP Net Earnings from continuing operations to non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net earnings from continuing operations	$132.6	$107.8	$396.6	$322.2
Interest expense, net	40.9	42.4	119.3	127.6
Income tax provision	51.4	46.6	153.5	147.0
Depreciation and amortization	59.4	55.2	179.0	170.3
Special Items:
Restructuring charges	0.6	2.4	4.6	4.5
Other restructuring associated costs(1)	1.6	5.4	8.5	15.5
Foreign currency exchange loss due to highly inflationary economies	2.2	0.9	5.9	2.9
Loss on debt redemption and refinancing activities	—	14.7	11.2	14.7
Fair value (gain)/impairment loss on equity investments	—	(6.6)	31.6	(6.6)
Charges related to acquisition and divestiture activity	0.3	0.8	(0.8)	1.9
Other Special Items(2)	3.6	1.0	3.6	1.9
Pre-tax impact of Special Items	8.3	18.6	64.6	34.8
Non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations	$292.6	$270.6	$913.0	$801.9

(1)Restructuring associated costs for the three and nine months ended September 30, 2022 and 2021 primarily relate to fees paid to third-party consultants in support of the Reinvent SEE business transformation. The nine months ended September 30, 2022, also includes site consolidation costs and the nine months ended September 30, 2021 also includes a one-time, non-cash CTA loss recognized due to the wind-up of one of our legal entities.
(2)Other Special Items for the three and nine months ended September 30, 2022 relate to fees paid for professional services, including legal fees, directly associated with Special Items of events that are considered one-time or infrequent in nature. For the nine months ended September 30, 2022, the professional fees are partially offset by a one-time gain on the disposal of land in the UK.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
U.S. GAAP net earnings and diluted EPS from continuing operations	$132.6	$0.91	$107.8	$0.71	$396.6	$2.68	$322.2	$2.10
Special Items(1)	10.4	0.07	22.1	0.15	63.3	0.43	50.7	0.33
Non-U.S. GAAP adjusted net earnings and adjusted diluted EPS from continuing operations	$143.0	$0.98	$129.9	$0.86	$459.9	$3.11	$372.9	$2.43
Weighted average number of common shares outstanding - Diluted		146.6		151.4		147.8		153.2

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
The following table shows our calculation of the non-U.S. GAAP Adjusted income tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
U.S. GAAP Earnings before income tax provision from continuing operations	$184.0	$154.4	$550.1	$469.2
Pre-tax impact of Special Items	8.3	18.6	64.6	34.8
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$192.3	$173.0	$614.7	$504.0

U.S. GAAP Income tax provision from continuing operations	$51.4	$46.6	$153.5	$147.0
Tax Special Items(1)	(3.6)	(7.5)	(13.4)	(23.0)
Tax impact of Special Items(2)	1.5	4.0	14.7	7.1
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$49.3	$43.1	$154.8	$131.1

U.S. GAAP Effective income tax rate	27.9%	30.2%	27.9%	31.3%
Non-U.S. GAAP Adjusted income tax rate	25.6%	24.9%	25.2%	26.0%

(1)For the nine months ended September 30, 2022, Tax Special Items reflect accruals for unresolved controversy and nonrecurring intercompany dividend distributions. For the nine months ended September 30, 2021, Tax Special Items reflect legislative and administrative changes to enacted statues and accruals for unresolved controversy.
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

Highlights of Financial Performance
Below are the highlights of our financial performance for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except per share amounts)	2022	2021	Change	2022	2021	Change
Net sales	$1,400.4	$1,406.7	(0.4)%	$4,236.0	$4,002.3	5.8%
Gross profit	$433.6	$403.7	7.4%	$1,348.9	$1,205.5	11.9%
As a % of net sales	31.0%	28.7%		31.8%	30.1%
Operating profit	$228.0	$201.3	13.3%	$716.8	$600.7	19.3%
As a % of net sales	16.3%	14.3%		16.9%	15.0%
Net earnings from continuing operations	$132.6	$107.8	23.0%	$396.6	$322.2	23.1%
Gain (Loss) on sale of discontinued operations, net of tax	1.6	(0.1)	#	0.7	3.7	(81.1)%
Net earnings	$134.2	$107.7	24.6%	$397.3	$325.9	21.9%
Basic:
Continuing operations	$0.91	$0.72	26.4%	$2.71	$2.12	27.8%
Discontinued operations	0.01	—	#	0.01	0.03	(66.7)%
Net earnings per common share - basic	$0.92	$0.72	27.8%	$2.72	$2.15	26.5%
Diluted:
Continuing operations	$0.91	$0.71	28.2%	$2.68	$2.10	27.6%
Discontinued operations	0.01	—	#	0.01	0.03	(66.7)%
Net earnings per common share - diluted	$0.92	$0.71	29.6%	$2.69	$2.13	26.3%
Weighted average numbers of common shares outstanding:
Basic	145.2	149.9		146.3	151.8
Diluted	146.6	151.4		147.8	153.2
Non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations(1)	$292.6	$270.6	8.1%	$913.0	$801.9	13.9%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$0.98	$0.86	14.0%	$3.11	$2.43	28.0%

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
The following table presents the approximate favorable or (unfavorable) impact that foreign currency translation had on certain components of our condensed consolidated financial results:

(In millions)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net sales	$(70.6)	$(156.9)
Cost of sales	51.1	114.2
Selling, general and administrative expenses	7.4	16.8
Net earnings	(5.8)	(15.8)
Non-U.S. GAAP Adjusted EBITDA	(10.5)	(24.7)

Net Sales by Geographic Region
The following table presents the components of the change in net sales by geographic region for the three and nine months ended September 30, 2022 compared with the same periods in 2021.

	Three Months Ended September 30,
(In millions)	Americas		EMEA		APAC		Total
2021 Net sales	$907.4	64.5%	$295.0	21.0%	$204.3	14.5%	$1,406.7	100.0%

Price	129.1	14.2%	35.8	12.1%	11.5	5.6%	176.4	12.5%
Volume(1)	(84.0)	(9.2)%	(16.6)	(5.6)%	(1.8)	(0.9)%	(102.4)	(7.2)%
Total organic change (non-U.S. GAAP)	45.1	5.0%	19.2	6.5%	9.7	4.7%	74.0	5.3%
(Divestiture) Acquisition	(11.5)	(1.3)%	1.8	0.6%	—	—%	(9.7)	(0.7)%
Total constant dollar change (non-U.S. GAAP)	33.6	3.7%	21.0	7.1%	9.7	4.7%	64.3	4.6%
Foreign currency translation	(10.6)	(1.2)%	(40.0)	(13.5)%	(20.0)	(9.7)%	(70.6)	(5.0)%
Total change (U.S. GAAP)	23.0	2.5%	(19.0)	(6.4)%	(10.3)	(5.0)%	(6.3)	(0.4)%

2022 Net sales	$930.4	66.4%	$276.0	19.7%	$194.0	13.9%	$1,400.4	100.0%

	Nine Months Ended September 30,
(In millions)	Americas		EMEA		APAC		Total
2021 Net Sales	$2,535.3	63.3%	$878.7	22.0%	$588.3	14.7%	$4,002.3	100.0%

Price	467.2	18.4%	99.9	11.4%	27.4	4.6%	594.5	14.9%
Volume(1)	(139.1)	(5.5)%	(31.3)	(3.6)%	(1.3)	(0.2)%	(171.7)	(4.3)%
Total organic change (non-U.S. GAAP)	328.1	12.9%	68.6	7.8%	26.1	4.4%	422.8	10.6%
(Divestiture) Acquisition	(36.3)	(1.4)%	4.1	0.5%	—	—%	(32.2)	(0.8)%
Total constant dollar change (non-U.S. GAAP)	291.8	11.5%	72.7	8.3%	26.1	4.4%	390.6	9.8%
Foreign currency translation	(18.4)	(0.7)%	(94.7)	(10.8)%	(43.8)	(7.4)%	(156.9)	(4.0)%
Total change (U.S. GAAP)	273.4	10.8%	(22.0)	(2.5)%	(17.7)	(3.0)%	233.7	5.8%

2022 Net Sales	$2,808.7	66.3%	$856.7	20.2%	$570.6	13.5%	$4,236.0	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.

Net Sales by Segment
The following table presents the components of change in net sales by reportable segment for the three and nine months ended September 30, 2022 compared with the same periods in 2021.

	Three Months Ended September 30,
(In millions)	Food		Protective		Total Company
2021 Net Sales	$797.4	56.7%	$609.3	43.3%	$1,406.7	100.0%

Price	100.8	12.6%	75.6	12.4%	176.4	12.5%
Volume(1)	(28.4)	(3.5)%	(74.0)	(12.1)%	(102.4)	(7.2)%
Total organic change (non-U.S. GAAP)	72.4	9.1%	1.6	0.3%	74.0	5.3%
Acquisition (Divestiture)	1.8	0.2%	(11.5)	(1.9)%	(9.7)	(0.7)%
Total constant dollar change (non-U.S. GAAP)	74.2	9.3%	(9.9)	(1.6)%	64.3	4.6%
Foreign currency translation	(41.8)	(5.2)%	(28.8)	(4.8)%	(70.6)	(5.0)%
Total change (U.S. GAAP)	32.4	4.1%	(38.7)	(6.4)%	(6.3)	(0.4)%

2022 Net Sales	$829.8	59.3%	$570.6	40.7%	$1,400.4	100.0%

	Nine Months Ended September 30,
(In millions)	Food		Protective		Total Company
2021 Net Sales	$2,236.3	55.9%	$1,766.0	44.1%	$4,002.3	100.0%

Price	331.6	14.8%	262.9	14.9%	594.5	14.9%
Volume(1)	(34.7)	(1.5)%	(137.0)	(7.8)%	(171.7)	(4.3)%
Total organic change (non-U.S. GAAP)	296.9	13.3%	125.9	7.1%	422.8	10.6%
Acquisition (Divestiture)	4.1	0.2%	(36.3)	(2.0)%	(32.2)	(0.8)%
Total constant dollar change (non-U.S. GAAP)	301.0	13.5%	89.6	5.1%	390.6	9.8%
Foreign currency translation	(94.0)	(4.2)%	(62.9)	(3.6)%	(156.9)	(4.0)%
Total change (U.S. GAAP)	207.0	9.3%	26.7	1.5%	233.7	5.8%

2022 Net Sales	$2,443.3	57.7%	$1,792.7	42.3%	$4,236.0	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
The following net sales discussion is on a reported and constant dollar basis.
Food
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
As reported, net sales increased by $32 million, or 4%, in 2022 compared with 2021. Foreign currency had a negative impact of $42 million, or 5%. On a constant dollar basis, net sales increased by $74 million, or 9%, compared with 2021, primarily due to the following:
•favorable pricing of $101 million, primarily reflecting price realization from actions in 2021 and 2022 as well as formula pass-through impacts.
This increase was partially offset by:
•lower volumes of $28 million, primarily due to food retail market declines across the Americas and EMEA regions and the adverse impact from prior supply disruptions.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021

As reported, net sales increased by $207 million, or 9%, in 2022 compared to 2021. Foreign currency had a negative impact of $94 million or 4%. On a constant dollar basis, net sales increased by $301 million, or 13%, in 2022 as compared with 2021, primarily due to the following:
•favorable pricing of $332 million, primarily reflecting price realization from actions in 2021 and 2022 as well as formula pass-through impacts; and
•acquisition impact of $4 million.
These increases were partially offset by:
•lower volumes of $35 million, primarily due to food retail market declines in the Americas region and the adverse impact from prior supply disruptions.
Protective
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
As reported, net sales decreased by $39 million, or 6%, in 2022 as compared to 2021. Foreign currency had a negative impact of $29 million, or 5%. On a constant dollar basis, net sales decreased by $10 million, or 2%, in 2022 compared with 2021, primarily due to the following:
•lower volumes of $74 million across all regions, primarily due to recessionary pressures in the industrial and fulfillment markets; and
•divestiture impact of $12 million.
These decreases were partially offset by:
•favorable pricing of $76 million, primarily reflecting price realization from actions in 2021 and 2022.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
As reported, net sales increased $27 million, or 2%, in 2022 as compared to 2021. Foreign currency had a negative impact of $63 million or 4%. On a constant dollar basis, net sales increased by approximately $90 million, or 5%, in 2022 compared with 2021, primarily due to the following:
•favorable pricing of $263 million, primarily reflecting price realization from actions in 2021 and 2022.
This increase was partially offset by:
•lower volumes of $137 million across all regions, primarily due to recessionary pressures in the industrial and fulfillment markets; and
•divestiture impact of $36 million.
Cost of Sales
Cost of sales for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2022	2021	Change	2022	2021	Change
Cost of sales	$966.8	$1,003.0	(3.6)%	$2,887.1	$2,796.8	3.2%
As a % of net sales	69.0%	71.3%		68.2%	69.9%

Three Months Ended September 30, 2022 Compared with the Same Period in 2021
As reported, cost of sales decreased by $36 million, or 4%, in 2022 compared to 2021. Cost of sales was impacted by favorable foreign currency translation of $51 million. As a percentage of net sales, cost of sales decreased by 230 basis points, from 71.3% in 2021 to 69.0% in 2022, primarily driven by pricing realization. Improvements were partially offset by raw materials price increases and other inflationary non-material and labor cost increases.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021

As reported, cost of sales increased by $90 million, or 3%, in 2022 as compared to 2021. Cost of sales was impacted by favorable foreign currency translation of $114 million. As a percentage of net sales, cost of sales decreased by 170 basis points, from 69.9% to 68.2%, primarily driven by pricing realization. Improvements were partially offset by raw materials price increases and other inflationary non-material and labor cost increases.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2022	2021	Change	2022	2021	Change
Selling, general and administrative expenses	$196.3	$190.3	3.2%	$600.5	$571.2	5.1%
As a % of net sales	14.0%	13.5%		14.2%	14.3%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
As reported, SG&A expenses increased by $6 million, or 3%, in 2022 compared to 2021. SG&A expenses were favorably impacted by foreign currency translation of $7 million. On a constant dollar basis, SG&A expenses increased by $13 million, or 7%. The increase in SG&A expenses was primarily due to higher incentive compensation expenses and labor inflation.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
As reported, SG&A expenses increased by $29 million, or 5%, in 2022 as compared to 2021. SG&A expenses were impacted by favorable foreign currency translation of approximately $17 million. On a constant dollar basis, SG&A expenses increased by $46 million, or 8%. The increase in SG&A expenses was primarily the result of higher incentive compensation expenses, labor inflation, and credit losses, primarily from one North American customer.
Amortization Expense of Intangible Assets
Amortization expense of intangible assets for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2022	2021	Change	2022	2021	Change
Amortization expense of intangible assets	$8.7	$9.7	(10.3)%	$27.0	$29.1	(7.2)%
As a % of net sales	0.6%	0.7%		0.6%	0.7%

 Three and Nine Months Ended September 30, 2022 Compared with the Same Periods in 2021
Amortization expense of intangible assets decreased $1 million and $2 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The decreases were primarily due to lower amortization of capitalized software.
Reinvent SEE Business Transformation and Restructuring Activities
See Note 12, “Restructuring Activities” for additional details regarding the Company’s restructuring programs discussed below.
In December 2018, the Sealed Air Board of Directors approved a three-year restructuring program (the “Program”) related to the Reinvent SEE business transformation. The Board of Directors subsequently extended the Program to the end of calendar year 2022. This extension does not expand the original total Program spend. We expect the Program to generate cost benefits of approximately $30 million in 2022 and expect the Program spend for the full year 2022 to be approximately $25 million.
For the three months ended September 30, 2022, we recorded other associated costs of $2 million, primarily related to fees paid to third-party consultants in support of the Reinvent SEE business transformation. The other associated costs for the nine months ended September 30, 2022 of $9 million also included site consolidation costs. For the three and nine months ended September 30, 2022, we recorded restructuring expense of $1 million and $5 million, respectively.
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
Interest expense, net for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2022	2021	Change	2022	2021	Change
Interest expense on our various debt instruments:
Term Loan A due August 2022	$—	$1.5	$(1.5)	$1.4	$4.6	$(3.2)
Term Loan A due July 2023(1)	—	0.8	(0.8)	0.2	2.5	(2.3)
Term Loan A due March 2027(2)	4.5	—	4.5	7.4	—	7.4
Revolving credit facility due July 2023	—	0.4	(0.4)	0.3	1.1	(0.8)
Revolving credit facility due March 2027(2)	0.3	—	0.3	0.5	—	0.5
4.875% Senior Notes due December 2022(1)	—	5.4	(5.4)	—	16.2	(16.2)
5.250% Senior Notes due April 2023(3)	—	5.8	(5.8)	6.9	17.4	(10.5)
4.500% Senior Notes due September 2023	4.7	5.5	(0.8)	14.8	16.6	(1.8)
5.125% Senior Notes due December 2024	5.7	5.6	0.1	16.9	16.8	0.1
5.500% Senior Notes due September 2025	5.6	5.6	—	16.8	16.8	—
1.573% Senior Secured Notes due October 2026(1)	2.6	—	2.6	7.8	—	7.8
4.000% Senior Notes due December 2027	4.4	4.3	0.1	13.2	13.1	0.1
5.000% Senior Notes due April 2029(3)	5.5	—	5.5	9.8	—	9.8
6.875% Senior Notes due July 2033	7.8	7.8	—	23.4	23.4	—
Other interest expense	4.0	3.7	0.3	10.9	10.3	0.6
Less: capitalized interest	(2.4)	(2.0)	(0.4)	(6.1)	(5.2)	(0.9)
Less: interest income	(1.8)	(2.0)	0.2	(4.9)	(6.0)	1.1
Total	$40.9	$42.4	$(1.5)	$119.3	$127.6	$(8.3)

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

Other Expense, net
Fair value gain/impairment (loss) on equity investments
SEE recorded impairment losses of zero and $32 million for the three and nine months ended September 30, 2022, respectively, and a $7 million fair value gain for the three and nine months ended September 30, 2021, related to SEE Ventures equity investments. See Note 15, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for further details.
Loss on debt redemption and refinancing activities
SEE recorded losses on debt redemption and refinancing activities of zero and $11 million for the three and nine months ended September 30, 2022, respectively, and $15 million for the three and nine months ended September 30, 2021. See Note 13, “Debt and Credit Facilities,” for further details.
Brazil Tax Credits
Certain of our subsidiaries in Brazil received a decision from the Brazilian court regarding a claim in which SEE contended that certain indirect taxes paid were calculated based on an incorrect amount. During the second quarter of 2019, the Company filed a return claim for the tax years of 2015 through 2018, resulting from a lower court decision regarding the matter; as such, the Company recorded a $5 million gain in the year ended December 31, 2019.
In 2021, the Supreme Court of Brazil issued a final decision that clarified the methodology companies should use in the indirect tax recovery calculation. This decision was published and certified by the courts during the third quarter 2021. As a result of the court's actions, the Company recognized a benefit of $5 million primarily related to recovery of amounts for tax years not previously claimed. The claims related to indirect taxes will be used to offset future Brazilian indirect tax liabilities.
As a result of this activity, the Company has been utilizing credits on indirect tax payments.
See Note 21, “Other Expense, net,” for the remaining components of Other expense, net.
Income Taxes
Our effective income tax rate for the three and nine months ended September 30, 2022 was 28%. The three-month period was unfavorably impacted by accruals for unresolved controversy, and enacted state law changes, whereas the nine-month period was favorably impacted by share price accretion in equity compensation and unfavorably impacted by accruals for unresolved controversy, enacted state law changes, and nonrecurring intercompany dividend distributions.
Our effective income tax rate for the three and nine months ended September 30, 2021 was 30% and 31%, respectively, both of which were negatively impacted by legislative and administrative changes to foreign enacted statutes and accruals for unresolved controversy.
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
There was no significant change in our valuation allowances for the three and nine months ended September 30, 2022 and 2021.
Net increases in unrecognized tax positions of $4 million and $13 million for the three and nine months ended September 30, 2022, respectively, and $7 million and $14 million for the three and nine months ended September 30, 2021, respectively, were primarily related to interest accruals on existing uncertain tax positions. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax positions may increase or decrease during the next 12 months as a result of future tax controversy developments or resolution. Interest and penalties on tax assessments are included in Income tax provision on our Condensed Consolidated Statements of Operations
Net Earnings from Continuing Operations
Net earnings from continuing operations for the three and nine months ended September 30, 2022 and 2021 are included in the table below.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2022	2021	Change	2022	2021	Change
Net earnings from continuing operations	$132.6	$107.8	23.0%	$396.6	$322.2	23.1%

Three Months Ended September 30, 2022 Compared with the Same Period in 2021
Net earnings in 2022 were unfavorably impacted by $10 million of Special Items, including:
•one-time tax expenses (“Tax Special Items”) of $4 million;
•restructuring and associated costs of $2 million ($2 million, net of taxes); and
•foreign currency loss on highly inflationary economies of $2 million ($2 million, net of taxes).
Net earnings in 2021 were unfavorably impacted by $22 million of Special Items, which were largely due to:
•loss on debt redemption and refinancing activities of $15 million ($11 million, net of taxes);
•restructuring and associated costs of $8 million ($6 million, net of taxes); and
•Tax Special Items of $8 million.
These expenses were partially offset by:
•gain on equity investment of $7 million ($5 million, net of taxes) recorded on a SEE Ventures portfolio company.
Nine Months Ended September 30, 2022 Compared with the Same Period of 2021
For the nine months ended September 30, 2022, net earnings were unfavorably impacted by $63 million of Special Items. Special Items were primarily comprised of:

•$32 million ($24 million, net of taxes) impairment of an equity investment;
•$13 million of Tax Special Items including accruals for open items subject to tax audits and nonrecurring intercompany dividend distributions;
•$13 million ($10 million, net of taxes) of restructuring and associated costs in support of the Reinvent SEE business transformation; and
•$11 million ($8 million, net of taxes) loss on debt redemption and refinancing activities.
For the nine months ended September 30, 2021, net earnings were unfavorably impacted by $51 million of Special Items. Special Items were primarily comprised of:
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
These expenses were partially offset by:
• gain on equity investment of $7 million ($5 million, net of taxes) recorded on a SEE Ventures portfolio company.
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
The table below sets forth the Segment Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2022	2021	Change	2022	2021	Change
Food	$185.3	$169.4	9.4%	$553.4	$484.4	14.2%
Adjusted EBITDA Margin	22.3%	21.2%		22.6%	21.7%
Protective	109.5	102.7	6.6%	363.2	319.9	13.5%
Adjusted EBITDA Margin	19.2%	16.9%		20.3%	18.1%
Corporate	(2.2)	(1.5)	(46.7)%	(3.6)	(2.4)	(50.0)%
Non-U.S. GAAP Consolidated Adjusted EBITDA	$292.6	$270.6	8.1%	$913.0	$801.9	13.9%
Adjusted EBITDA Margin	20.9%	19.2%		21.6%	20.0%
The following is a discussion of the factors that contributed to the change in Segment Adjusted EBITDA during the three and nine months ended September 30, 2022, as compared to the same periods in the 2021.

Food
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
On a reported currency basis, Segment Adjusted EBITDA increased by $16 million in 2022 compared to 2021. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $8 million. On a constant dollar basis, Segment Adjusted EBITDA increased by $24 million, or 14%, in 2022 compared to 2021, primarily as a result of:
•favorable net price realization (which includes price realization less inflation on direct material, non-material and labor costs) of $34 million.
This increase was partially offset by:
•lower volumes of $7 million;
•higher operating costs of $3 million, including higher incentive compensation, partially offset by productivity improvements.
Nine Months Ended September 30, 2022 Compared with the Same Period of 2021
On a reported currency basis, Segment Adjusted EBITDA increased by $69 million in 2022 as compared to 2021. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $18 million. On a constant dollar basis, Segment Adjusted EBITDA increased by approximately $87 million, or 18%, in 2022 compared to 2021, primarily as a result of:
•favorable net price realization of $101 million.
This increase was partially offset by:
•higher operating costs of $8 million, including higher incentive compensation, investment spend in the business to drive future growth and travel and entertainment expenses, partially offset by productivity improvements; and
•lower volumes of $7 million.
Protective
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
On a reported currency basis, Segment Adjusted EBITDA increased by $7 million in 2022 compared to 2021. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $5 million. On a constant dollar basis, Segment Adjusted EBITDA increased by $12 million, or 12%, in 2022 compared to 2021, primarily as a result of:
•favorable net price realization of $37 million.
This increase was partially offset by:
•lower volumes of $24 million; and
•divestiture impact of $1 million.
Nine Months Ended September 30, 2022 Compared with the Same Period of 2021
On a reported currency basis, Segment Adjusted EBITDA increased by $43 million in 2022 as compared to 2021. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $12 million. On a constant dollar basis, Segment Adjusted EBITDA increased by $55 million, or 17%, in 2022 compared to 2021, primarily as a result of:
•favorable net price realization of $126 million.
This increase was partially offset by:
•lower volumes of $42 million;
•higher operating costs of $24 million, including higher incentive compensation, investment spend in the business to drive future growth and travel and entertainment expenses; and
•divestiture impact of $5 million.

Corporate
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
On a reported basis, Corporate Adjusted EBITDA decreased by $1 million in 2022 compared with the same period in 2021, primarily driven by higher bank fee expenses in 2022.
Nine Months Ended September 30, 2022 Compared with the Same Period of 2021
On a reported basis, Corporate Adjusted EBITDA decreased by $1 million in 2022 compared with the same period in 2021, primarily driven by lower pension income and higher bank fee expenses in 2022.
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
As of September 30, 2022, we had cash and cash equivalents of $249 million, of which approximately $214 million, or 86%, was located outside of the U.S. We believe our U.S. cash balances and committed liquidity facilities available to U.S. borrowers are sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that, in the near term, cash located outside of the U.S. will be needed to satisfy our obligations, dividends and other demands for cash in the U.S. Of the cash balances located outside of the U.S., approximately $10 million are in the Company's subsidiaries in Russia and Ukraine. We have no other material cash balances deemed to be trapped as of September 30, 2022.
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

(In millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$248.8	$561.0
See “Analysis of Historical Cash Flow” below.
Accounts Receivable Securitization Programs
At September 30, 2022, we had $129 million available to us and no outstanding borrowings under our U.S. and European accounts receivable securitization programs. At December 31, 2021, we had $141 million available to us and no outstanding borrowings under the such programs.
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
Gross amounts received under these programs for the nine months ended September 30, 2022 were $498 million, of which $144 million was received in the third quarter. Gross amounts received under these programs for the nine months ended September 30, 2021 were $480 million, of which $175 million was received in the third quarter. If these programs had not been in effect for the nine months ended September 30, 2022, we would have been required to collect the invoice amounts directly from the relevant customers in accordance with the agreed payment terms. Approximately $108 million in incremental trade receivables would have been outstanding at September 30, 2022 if collection on such invoice amounts were made directly from our customers on the invoice due date and not through our customers' supply chain financing arrangements or our factoring program.
Lines of Credit
At September 30, 2022 and December 31, 2021, we had a $1.0 billion revolving credit facility as part of our senior secured credit facility. We had no outstanding borrowings under the facility at September 30, 2022 or December 31, 2021. There was $2 million and $1 million outstanding under various lines of credit extended to our subsidiaries at September 30, 2022 and December 31, 2021, respectively. See Note 13, “Debt and Credit Facilities” for further details.
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
Covenants
At September 30, 2022, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” within Note 13, “Debt and Credit Facilities”, which require us, among other things, to maintain a maximum leverage ratio of debt to EBITDA of 4.50 to 1.00. At September 30, 2022, as calculated under the covenant, our leverage ratio was 2.47 to 1.00. We expect to be in continued compliance with our debt covenants including the covenant leverage ratio over the next 12 months.
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

At September 30, 2022 and December 31, 2021, our accounts payable balances included $163 million and $161 million, respectively, related to invoices from suppliers participating in the programs. The cumulative amounts settled through the supply chain financing programs for the nine months ended September 30, 2022 were $351 million, compared to $304 million for the nine months ended September 30, 2021. These programs did not significantly improve our cash provided by operating activities or free cash flow for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
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

Outstanding Indebtedness
At September 30, 2022 and December 31, 2021, our total debt outstanding and our non-U.S. GAAP net debt consisted of the amounts set forth in the following table.

(In millions)	September 30, 2022	December 31, 2021
Short-term borrowings	$2.4	$1.3
Current portion of long-term debt	401.0	487.2
Total current debt	403.4	488.5
Total long-term debt, less current portion(1)	3,235.7	3,219.6
Total debt	3,639.1	3,708.1
Less: Cash and cash equivalents	(248.8)	(561.0)
Non-U.S. GAAP net debt	$3,390.3	$3,147.1

(1)Amounts are net of unamortized discounts and debt issuance costs of $20 million and $19 million at September 30, 2022 and December 31, 2021, respectively. See Note 13, “Debt and Credit Facilities” for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
(In millions)	2022	2021	Change
Net cash provided by operating activities	$320.8	$377.5	$(56.7)
Net cash used in investing activities	(183.8)	(154.3)	(29.5)
Net cash used in financing activities	(419.0)	(379.2)	(39.8)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(30.2)	1.5	(31.7)
In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, as certain debt servicing requirements or other non-discretionary expenditures are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of non-U.S. GAAP free cash flow for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
(In millions)	2022	2021	Change
Cash flow provided by operating activities	$320.8	$377.5	$(56.7)
Capital expenditures	(183.5)	(154.8)	(28.7)
Non-U.S. GAAP free cash flow	$137.3	$222.7	$(85.4)
Operating Activities
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
Net cash provided by operating activities was $321 million in the nine months ended September 30, 2022, compared to $378 million in 2021. The decrease in cash provided by operating activities was primarily driven by net cash used by our working capital accounts (inventories, trade receivables and accounts payables), which was $238 million unfavorable in 2022 compared to 2021. There was lower cash generation from accounts payable by $169 million compared to 2021, which was primarily due to a higher rate of raw material inflation and higher freight costs due to supply disruptions in the first nine months of 2021. There was a higher use of cash for inventory of $120 million compared to 2021, partly driven by higher inventory due to raw material cost inflation, stock build to mitigate against supply chain disruptions and lower sales volume.
This was partially offset by higher earnings and adjustments to reconcile net earnings to net cash provided by operating activities ("non-cash adjustments") recorded in 2022 compared to the same period in 2021. Net earnings plus non-cash adjustments was a source of cash of $662 million in the nine months ended September 30, 2022 compared to $541 million in 2021.
Other assets and liabilities favorably impacted cash flow by $92 million compared to 2021. This was partially due to the impact of incentive compensation including lower cash payments made during the first quarter 2022, as compared to the prior year, coupled with a higher accrual as of September 30, 2022, as compared to the prior year. Value Added Tax payments were also favorable on net cash provided by operating activities compared to the prior year.
Investing Activities
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
Net cash used in investing activities was $184 million in 2022 compared to a use of $154 million in 2021.
The increase in net cash used in investing activities was primarily due to $29 million in higher capital expenditures compared to the prior year. The increase reflects the Company's continued investment in assets that support growth in automation, digital and sustainability. Investing activity also included the settlement of foreign currency forward contracts which generated $5 million less cash in 2022 compared to the prior year.
These investing activities were partially offset by lower investments in SEE Ventures initiatives. In the first nine months of 2022, we had a use of cash of $12 million in SEE Ventures initiatives compared to $16 million in 2021. During the first quarter of 2022, we completed the acquisition of Foxpak Flexibles Ltd. and made an investment in a fund aimed to advance scalable recycling technologies, equipment upgrades and infrastructure solutions, which is being accounted for as an equity method investment. During the second quarter of 2022, we made an investment in the convertible debt of one investee company. Under the SEE Ventures initiative, we make select entrepreneurial investments that present opportunities to accelerate innovation and increase speed to market, while creating a sustainable competitive advantage. SEE Ventures is part of our capital allocation strategy focused on investing in early stage disruptive technologies and new business models for growth.
Proceeds received from the disposal of property and equipment generated $8 million of incremental cash inflow in 2022 compared to the prior year, primarily due to the sale of land in the UK.
Financing Activities
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
Net cash used in financing activities was $419 million in 2022, compared to $379 million used in 2021. During the nine months ended September 30, 2022, the increase in cash outflows for financing activities was primarily due to debt related activities, which represented a use of cash of $15 million in 2022, compared to cash generated of $59 million in the prior year. In addition, the netting of common stock for tax withholding obligations relating to stock-based compensation was a use of $26 million in 2022 compared to a use of $15 million in the prior year and dividends paid of $90 million were $4 million higher than the prior year due to the increase in the quarterly dividends effective since the second quarter of 2021.

These financing activities were partially offset by lower repurchases of shares of $280 million compared to $330 million in the prior year.
Changes in Working Capital

(In millions)	September 30, 2022	December 31, 2021	Change
Working capital (current assets less current liabilities)	$154.2	$62.3	$91.9
Current ratio (current assets divided by current liabilities)	1.1x	1.0x
Quick ratio (current assets, less inventories divided by current liabilities)	0.6x	0.7x
The $92 million, or 148%, increase in working capital during the nine months ended September 30, 2022 was primarily due the following:
•increase in inventories, net of $237 million, primarily due to rising input costs and planned stock build as a result of supply disruptions;
•decrease in current portion of long-term debt of $86 million primarily due to the refinancing of $475 million Term Loan A, which extended its maturity date to March 2027, partially offset by the reclassification of $393 million related to the Senior Notes due September 2023;
•$47 million decrease in accounts payable;
•increase in trade receivables, net of $17 million, primarily on higher sales in the current year; and
•$16 million increase in prepaid expenses and other current assets, including unrealized gains on derivative instruments.
The increases in working capital were partially offset by:
•$312 million decrease in cash and cash equivalents, which was largely the result of share repurchases.

Changes in Stockholders’ Equity
The $31 million, or 12%, decrease in stockholders’ equity in the nine months ended September 30, 2022 was primarily due to the following:
•repurchases of 4,527,887 shares of our common stock for $280 million, including commissions paid (See Note 19, “Stockholders’ Equity” for further details);
•CTA loss of $149 million; and
•dividends paid on our common stock and dividend equivalent accruals related to unvested equity awards of $90 million.
These decreases were partially offset by:
•net earnings of $397 million;
•unrealized gains on derivative instruments of $50 million;
•stock issued for profit sharing contribution paid in stock of $23 million;
•the effect of share-based incentive compensation of $15 million, including the impact of share-based compensation expense and shares withheld on vested share-based compensation to cover the employee tax withholding obligations; and
•the recognition of pension items within AOCL of $3 million.
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
Foreign Currency Forward Contracts
At September 30, 2022, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At September 30, 2022, we had no outstanding interest rate swaps, collars or options.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 14, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 15, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $76 million in the fair value of the total debt balance at September 30, 2022. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
Argentina
Economic events in Argentina, including the default on some of its international debt obligations, which have subsequently been renegotiated, exposed us to heightened levels of foreign currency exchange risks. Despite some recent debt restructuring, fluctuations in foreign exchange rates on the Argentine Peso continue to impact our financial results. As of July 1, 2018, Argentina was designated as a highly inflationary economy. We recognized a net foreign currency exchange loss of $2 million and $6 million in three and nine months ended September 30, 2022, respectively and $1 million and $3 million in three and nine months ended September 30, 2021, respectively, within Other expense, net on the Condensed Consolidated Statements of Operations, related to the designation of Argentina as a highly inflationary economy under U.S. GAAP. See Note 1, "Organization and Basis of Presentation," for additional information. As of September 30, 2022, approximately 1% of our consolidated net sales were derived from our products sold in Argentina and our net assets include $4 million of cash and cash equivalents domiciled in Argentina. Also, as of September 30, 2022, our Argentina subsidiaries had cumulative translation losses of $22 million.

Russia
Recent fluctuations of the ruble has exposed us to heightened levels of foreign currency exchange risks. As of September 30, 2022, approximately 1% of our consolidated net sales were derived from products sold in Russia. Assets include $8 million of cash and cash equivalents domiciled in Russia. Also, as of September 30, 2022, our Russia subsidiary had cumulative translation losses of $21 million.
Brazil
Recent economic events in Brazil, including changes in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of September 30, 2022, we do not anticipate these events will have a material impact on our 2022 results of operations. As of September 30, 2022, approximately 2% of our consolidated net sales were derived from products sold in Brazil and net assets include $19 million of cash and cash equivalents domiciled in Brazil. Also, as of September 30, 2022, our Brazil subsidiaries had cumulative translation losses of $68 million.
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at September 30, 2022 would have caused us to pay approximately $20 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
Our foreign currency forward contracts are described in Note 14, “Derivatives and Hedging Activities,” which is incorporated herein by reference.
Net Investment Hedge
The €400.0 million 4.500% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The decrease in the translated value of the debt was $43 million, net of tax as of September 30, 2022 and is reflected in AOCL, on our Condensed Consolidated Balance Sheets.
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
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.500% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The U.S. dollar equivalent amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $426 million and $492 million at September 30, 2022 and December 31, 2021, respectively.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 18, “Commitments and Contingencies” under the captions “Settlement Agreement Tax Deduction,” “Securities Class Action,” and “Environmental Matters” is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of our 2021 Form 10-K, as subsequently updated by our Quarterly Report on Form 10-Q.

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
As of September 30, 2022, the net assets of the Company's subsidiaries in Russia and Ukraine were $79 million and $4 million, respectively. While our exposure to the region is small and our industry is not currently the primary target of sanctions or export controls, the evolution and potential escalation of the conflict and actions taken by governments in response to such conflict, and the consequences, economic or otherwise, are unpredictable. As a result, we cannot predict the immediate or longer-term effects of the conflict on the global economy, the performance of the packaging industry in general or the impact it may have on our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)     Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended September 30, 2022, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
Balance as of June 30, 2022				$646,339,467
July 1, 2022 through July 31, 2022	—	$—	—	646,339,467
August 1, 2022 through August 31, 2022	—	$—	—	646,339,467
September 1, 2022 through September 30, 2022	614,190	$48.81	614,190	616,358,188
Total	614,190		614,190	$616,358,188

(1)On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This program has no expiration and replaces the previous authorization. As of September 30, 2022, there was $616 million remaining under the currently authorized repurchase program. From time to time we acquire shares by means of open-market transactions, including through plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and privately negotiated transactions, including accelerated share repurchase programs, pursuant to our publicly announced program described above. In addition, we have historically withheld shares from awards under our Omnibus Incentive Plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan. During the three months ended September 30, 2022, no shares were withheld pursuant to this provision.

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

10.1
Letter Agreement, dated August 30, 2022 between Edward L. Doheny II and Sealed Air Corporation. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report August 30, 2022, File No. 1-12139, is incorporated herein by reference.)

31.1	Certification of Edward L. Doheny II pursuant to Rule 13a-14(a), dated November 1, 2022.
31.2	Certification of Christopher J. Stephens, Jr. pursuant to Rule 13a-14(a), dated November 1, 2022.
32	Certification of Edward L. Doheny II and Christopher J. Stephens, Jr. pursuant to 18 U.S.C. § 1350, dated November 1, 2022.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: November 1, 2022	By:	/S/ Christopher J. Stephens, Jr.
Christopher J. Stephens, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)