Form 10-K
period 2022-12-31
SEALED AIR CORP/DE
filed 2023-02-21
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8,341,837,257, based on the closing sale price as reported on the New York Stock Exchange.
There were 143,961,618 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of February 15, 2023.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SEALED AIR CORPORATION AND SUBSIDIARIES

Cautionary Notice Regarding Forward-Looking Statements
This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition, results of operations and cash flows. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipate,” “believe,” “plan,” “assume,” “could,” “should,” “estimate,” “expect,” “intend,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, expectations regarding the results of restructuring and other programs, expectations regarding future impacts resulting from the Liquibox acquisition, anticipated levels of capital expenditures and expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings.
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
The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: global economic and political conditions, including recessionary and inflationary pressures, currency translation and devaluation effects, changes in raw material pricing and availability, competitive conditions, the success of new product offerings, failure to realize synergies and other financial benefits from the acquisition of Liquibox within the expected time frames, greater than expected costs or difficulties related to the integration of Liquibox, consumer preferences, the effects of animal and food-related health issues, the effects of epidemics or pandemics, including the Coronavirus Disease 2019 (COVID-19), negative impacts related to the ongoing conflict between Russia and Ukraine and related sanctions, export restrictions and other counteractions thereto, changes in energy costs, environmental matters, the success of our restructuring activities, the success of our merger, acquisition and equity investment strategies, the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts, changes in our credit ratings, the tax benefit associated with the Settlement agreement (as defined in Part I, Item 1A, “Risk Factors”), regulatory actions and legal matters, and the other information referenced in Part I, Item 1A, “Risk Factors.” Any forward-looking statement made by us is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

Item 1. Business
The Company: SEE

Our Purpose	We are in business to protect, to solve critical packaging challenges, and to make our world better than we find it.
Sealed Air Corporation (“SEE”, “Sealed Air”, or the “Company”, also referred to as “we”, “us”, or “our”) is a leading global provider of packaging solutions integrating sustainable, high-performance materials, automation, equipment and services. SEE designs and delivers packaging solutions that preserve food, protect goods, automate packaging processes, and enable e-commerce and digital connectivity for packaged goods. Our packaging solutions are designed to help customers automate their operations to be increasingly touchless and more resilient, safer, less wasteful, and enhance brand engagement with consumers.
We deliver our packaging solutions to an array of end markets including fresh proteins, foods, fluids and liquids, medical and life science, e-commerce retail, logistics and omnichannel fulfillment operations, and industrials. We serve customers across 120 countries/territories directly and through a diversified distribution network. We aim to deliver savings to our customers and accelerate payback on their investments. We invest in technology and innovation that we believe will transform our industry toward a more sustainable future.
Our portfolio of solutions includes leading brands such as CRYOVAC® brand food packaging, SEALED AIR® brand protective packaging, AUTOBAG® brand automated packaging, BUBBLE WRAP® brand packaging, SEE Automation™ solutions and prismiq™ digital packaging and printing solutions.
In 2022, we generated net sales of $5.6 billion, net earnings from continuing operations of $491 million, and net cash provided by operating activities of $613 million. Please refer to Part II, Item 8, “Financial Statements and Supplementary Data” for financial information about the Company and its subsidiaries, which is incorporated herein by reference.
We have two reportable segments, Food and Protective. Refer to “Reportable Segments” below for additional information.
Vision and Strategy

Our Vision	To become a world-class company partnering with our customers on automation, digital and sustainability packaging solutions
Our strategy is focused on creating a customer packaging experience by advancing packaging solutions integrating SEE Automation, Digital, and Sustainability.
SEE caring high-performance people + digital culture. We are bringing people together with a future that is more digitally connected. We prioritize our people and recognize the importance they play in realizing our vision and purpose. Through digital platforms, we are accelerating our efforts to retain, attract and motivate top talent, train our leadership teams, develop future leaders, shape a caring, high-performance organization and culture, and drive top benchmark employee engagement.
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
Lead the industry with Digital transformation. Our MySEE digital e-commerce platform is making doing business with SEE easier and more efficient. We are investing in automation and digital technologies that enhance performance, efficiency and monitoring in customers’ and our own operations. During 2022, we introduced prismiq™, a digital packaging brand with a portfolio of solutions for design services, digital printing and connected packaging. Our digital packaging can enable traceability and deliver digital content. We continue to invest in digital printing to drive customer savings, generate demand and enhance brand image and shelf impact.
Sustainability is core to our business. Sustainability is embedded in our purpose and vision. We have set ambitious environmental goals aimed to lead the industry towards a better future. We are designing high-performance packaging materials with recyclability in mind, to make sustainability more affordable, and to create a pathway for a circular economy. We are transforming our operations and our customers’ operations with SEE Touchless Automation™ which enhances sustainability by improving efficiency, eliminating waste, simplifying processes, and creating a safer working environment.
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
Performance: World-class
Outperform the markets we serve with our SEE Operating Engine; create customer references by offering the best service and being “at the table and online” with our customers; execute a purpose-driven capital allocation mindset to maximize value for shareholders and society.
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
Sustainability: Make our world better than we find it
Drive environmental, social, and governance excellence by focusing on achieving goals that aim to make our world better than we find it. SEE is dedicating innovation, research and development resources to design or advance packaging materials to be recyclable or reusable and contain more recycled and or renewable content and has announced a goal to reach net-zero carbon dioxide emissions within our operations by 2040.
The Reinvent SEE business transformation has driven significant structural operating leverage in the business. The restructuring and associated cost component of the Reinvent SEE business transformation has concluded as of the end of 2022.
Beginning in 2023, the Reinvent SEE 2.0 initiative will advance the next phase of our transformation as we continue to build on the success of Reinvent SEE. Reinvent SEE 2.0 will focus on:
•Expanding the Fluids & Liquids Vertical Leveraging Cryovac and Liquibox Competitive Capabilities: Combining highly complementary solutions within SEE’s fast growing fluids & liquids business while generating strong synergies and accelerating innovation.

•Accelerating Growth Platforms from Product to Customer First Solutions Approach: Expand and grow our portfolio of automation solutions, advance our prismiq™ digital packaging and printing solutions and broaden and diversify with new sustainable innovations while expanding our digital e-commerce platform.
•SEE Operational Excellence with Automating & Digitizing the Global Network with SEE Touchless Automation: Heightened focus on world-class operations, operating leverage, productivity, zero-harm and flawless quality in everything we do while making every customer a reference.
•SEE Operating Model / Engine: Focus on high-quality growth to grow faster than the markets we serve as we simplify and digitize our organizational structure to withstand global slowdowns.
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
Recent Events
On February 1, 2023, the Company acquired LB Holdco, Inc., the parent company of Liquibox, Inc. (collectively, "Liquibox"), a pioneer, innovator and manufacturer of Bag-in-Box sustainable Fluids & Liquids packaging and dispensing solutions for fresh food, beverage, consumer goods and industrial end-markets. The strategic acquisition is highly complementary to our Cryovac Fluids & Liquids business and will power the Company’s vision to become a world-class, digitally-driven company automating sustainable packaging solutions. Liquibox employs more than 1,300 people and operates across 17 locations globally and will be included in our Food reporting segment. Consideration exchanged for Liquibox was $1.15 billion in cash, subject to customary adjustments.
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
Well-established Customer Relationships. We have a broad and diversified customer base which includes the world’s leading food processors, e-commerce/fulfillment companies and industrial manufacturers. We look to create long-term relationships with leaders in the markets we serve. We leverage extensive knowledge of our customers’ businesses when innovating new solutions, and partner with customers to effectively implement our solutions and automate their operations. Our customer base is diverse, with no single customer or affiliated group of customers representing more than 10% of net sales in 2022, 2021 or 2020.
Iconic Brands. Our portfolio of leading packaging solutions includes CRYOVAC® brand food packaging, SEALED AIR® brand protective packaging, AUTOBAG® brand automated systems, BUBBLE WRAP® brand packaging, SEE Automation™ solutions, and prismiq™ smart packaging and digital printing. Our iconic brands represent long-tenured leadership in the packaging industry and are propelling us forward into the future. We strive to ensure these brands continue to represent our commitment to deliver safety, security, performance and innovation.
Global Scale and Market Access. SEE serves a diverse global customer base with a sales and distribution network reaching 120 countries/territories. In 2022, 46% of net sales were from outside the U.S. Our global scale and agility have enabled us to address the evolving customer needs across our end markets and geographies and position us to capitalize on growth opportunities in markets around the world. We operate through our subsidiaries and have a presence in the U.S. and 45 other countries/territories listed below.

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
We face risks inherent in these international operations, such as currency fluctuations, supply chain disruptions, inflation and political instability. Information on currency exchange risk appears in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of this Annual Report on Form 10-K, which is incorporated herein by reference. Other risks attendant to our international operations are set forth in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K, which is incorporated herein by reference. Information on the impact of currency exchange on our Consolidated Financial Statements appears in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information showing net sales for the year ended December 31, 2022 and total long-lived assets by geographic region as of December 31, 2022 appears in Note 6, “Segments,” set forth in Part II, Item 8, “Financial Statements and Supplementary Data,” which is incorporated herein by reference.
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
In 2022, we opened SEE Packforum in Jaguariuna, Brazil, SEE's first Packforum located in South America. Designed to create a technology-driven experience, the center gives customers instant access to new packaging solutions, designs and applications.
Our research and development expense was $103 million in 2022, $100 million in 2021 and $96 million in 2020. In addition to our direct spend, we also, from time to time, seek to expand our research and development capabilities through acquisitions and strategic equity or other investments made through SEE Ventures.
We own or are the licensee of approximately 2,630 U.S. and foreign patents and patent applications, and approximately 2,350 U.S. and foreign trademark registrations and trademark applications that relate to many of our products, manufacturing processes and equipment. We file annually an average of approximately 185 U.S. and foreign patent applications and approximately 35 U.S. and foreign trademark applications. Our business is not dependent upon any single patent or trademark alone. Rather, we believe that our success depends primarily on our sales and service, marketing, engineering and manufacturing skills and on our ongoing innovation and research and development efforts. We believe that the expiration or unenforceability of any single one of our patents, applications, licenses or trademark registrations would not be material to our business or our consolidated financial condition, results of operations, or cash flows.
Environmental Sustainability
At SEE, environmental sustainability is integrated in our business strategy. We have introduced SEE's Net Positive Circular Ecosystem approach, which is about innovating to deliver new market-centric solutions to create environmental, social, and economic value.
Our Net Positive approach is based on the following four strategic sustainability pillars:
Accelerating Circular Value Chains. SEE is creating circular value chains that prevent waste, enable recovery of materials, and reduce dependence on natural resources. By recovering and recycling materials after use, we enable circularity and lessen reliance on virgin materials. We are working to achieve our 2025 Sustainability and Materials Pledge aimed to increase materials circularity in the industry through innovation, reducing plastic and other materials waste and collaborating for change.
Mitigating Climate Change. By focusing on the Greenhouse Gas ("GHG") emissions of our solutions and the ability of our solutions to protect products, SEE is able to develop packaging that minimizes climate impacts, such as those associated with wasted or damaged products, which enhances environmental sustainability, and delivers economic and societal benefits. SEE is developing a strategy to mitigate climate change by establishing Science Based Targets, in line with the Science Based Targets initiative ("SBTi"), for our Scopes 1 and 2 GHG emissions. We have a goal of net-zero carbon dioxide emissions within our operations by 2040.
We are developing long-term expenditure forecasts to meet our goals. Meeting our net-zero carbon dioxide emissions pledge will require significant capital investment in our operations. We also may invest in renewable energy credits, carbon offsets, or similar programs to aid in reaching our goals, the cost of which were not material in the year ended December 31, 2022, but may be so in future years.
Solving Customer Challenges. Using innovation and market-centric insights, SEE designs solutions to meet customer packaging needs and sustainability goals. We combine a diverse range of materials with a multitude of equipment types to produce solutions that minimize waste, reduce resource use, and maximize productivity. By integrating automation with digital processes, we provide customers with transparency into operational data and traceability of products, while generating overall sustainability benefits.
Collaborating to Transform. Together with our suppliers, customers and retailers, SEE is designing and deploying solutions that meet goals, accelerate circularity, and reduce GHG emissions. Through our work with these organizations, we play a key role in driving awareness and progress. Working across value chains with shared goals produces benefits that contribute to SEE’s Net Positive approach.
During 2022, SEE expanded our sustainable portfolio with the launch of BUBBLE WRAP® brand paper bubble mailer, a fiber-based padded mailer. This product joins SEE’s other paper mailer offerings including SEALED AIR® brand return-ready mailers, SEALED AIR® brand padded mailers and SEALED AIR® brand rigid mailers.
Our ESG strategy is overseen and directed by a steering committee which is comprised of executive officers of SEE. They meet on a regular basis. At the Board of Directors level, the Board's Nominating and Corporate Governance Committee assists the Board in overseeing our sustainability strategies and other material matters concerning ESG and public policy issues affecting the Company.
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
Our purpose-driven, high-performance culture is focused on driving operational excellence. We seek to create an employee community comprised of people with desired expertise and talent from diverse backgrounds, and who care about making the world better. We believe improving our workplace diversity and supporting an inclusive culture will make us better. We invest in the total well-being and experience of our people through a variety of initiatives such as our Flexible Way of Work offering, and we strive to help our employees live better, stay healthy, and be more productive.
SEE's management regularly reports and discusses our workforce and people management strategies and related matters with our Board of Directors and the Organization and Compensation Committee (“O&C Committee”) of the Board of Directors, including matters related to compensation, succession planning, corporate culture, employee engagement, and DEI.
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
As of December 31, 2022, our employee population was approximately 16,300 people. The largest component of SEE's workforce is approximately 10,200 direct manufacturing employees in our manufacturing facilities. We also generally employ:
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
As of December 31, 2022, we had approximately 6,900 employees in the U.S. and approximately 9,400 employees outside the U.S. Our workforce is relatively stable and does not have significant seasonal fluctuations.
We had approximately 105 U.S. employees and 4,920 non-U.S. employees who were covered by collective bargaining agreements as of December 31, 2022. Many of the covered employees are represented by works councils or industrial boards, as is customary in the jurisdictions in which they are employed. The collective bargaining agreements covering approximately 47% of such employees will expire during 2023 and we will be engaged in negotiations to attain new agreements.
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

SEE Culture
At SEE, we are cultivating a caring, high-performance growth culture guided by our purpose. We are working to ensure our global culture embraces DEI and promotes a workplace that fosters a sense of belonging and engagement for all employees.
In 2022, the Company’s Culture Council continued to assist in leading our culture transformation, focusing expressly on four workstreams designed to further embed our caring, high-performance growth culture throughout our organization. These workstreams included:
Diversity, Equity and Inclusion: helping to promote a diverse, equitable, trusting and inclusive culture for all employees.
Learning & Leadership: helping to nurture a learning culture that thrives on personal growth and development, strengthening our capabilities to deliver world-class results.
Operational Excellence: seeking to embed an intentional mindset where every employee continually pursues opportunities to improve our 4P’SSM behaviors.
Total Wellbeing and Experience: responsible for strengthening our people through total wellbeing, physical and mental health, social, career, financial and community impact.
All our workstreams are supported by Change Champions who comprise a working group made up of global change agents to help drive our culture and provide feedback for areas of improvement.
During 2022, we conducted an employee survey which was focused on employee engagement and perception of belonging at SEE. The feedback received from the survey is a critical step in how we assess our culture efforts and determine the ways we can continue to improve. We continuously strive to create a sense of belonging for our people around the world.
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
Diversity, Equity and Inclusion
We are a global company with an employee population representing a broad diversity of cultures, languages, ethnicities, and races. We recognize the value of workplace diversity and support an inclusive culture across the globe. We evaluate talent acquisition, performance management, employee experience, career development, and succession planning processes to identify and remove unintended biases and facilitate increased diversity of our leadership talent pipeline. Our DEI Pledge and 2025 Goals, encompass the following:
•Building a more inclusive culture with our employees across the globe;
•Increasing gender diversity across employees globally to more than 30%;
•Increasing the representation of racial and ethnic minorities in our U.S. workforce to above 35%;

•Leading with a senior leadership team that reflects the cultural diversity of our global footprint; and
•Championing equal pay for work of equal value across our organization.
As of December 31, 2022, 25% of our global employee base are female and 35% of our U.S. workforce belong to racial and ethnic minority groups. Biannually, SEE conducts a global comprehensive pay equity analysis to identify compensation disparities by gender across the world and by ethnic and racial diversity within the U.S. Identified inequities are mitigated to close the gaps and compensation processes are evaluated for unintended bias and continuously improved to prevent future adverse impact.
Recruiting, Retaining and Engaging Employees and Learning and Development
We believe that our success depends on our ability to attract, recruit, and retain employees with the desired expertise and talent.
SEE has a strong global talent acquisition and onboarding model that is focused on attracting candidates and engaging incoming employees.
We are making significant investments to strengthen the skills, capabilities, and leadership potential of our employees. Employees have access to online tools to support ongoing learning and development and career growth. Additionally, the Company sponsors leadership programs designed to impact the effectiveness across multiple levels of management from front line supervisors to executive leaders.
Reportable Segments
We report our segment information in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting,” (“FASB ASC Topic 280”). See Note 6, “Segments,” set forth in Part II, Item 8, “Financial Statements and Supplementary Data” for further information.
Food
Food solutions are sold to food processors in fresh red meat, smoked and processed meats, poultry, seafood, plant-based, fluids and liquids and cheese markets worldwide. Food offers integrated packaging solutions combining high-performance materials and automated equipment solutions to increase food safety, extend shelf life, reduce food waste, automate processes and optimize total cost. Its innovative materials, automated equipment and service enables customers to reduce costs and enhance their brands in the marketplace.
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
Food applications are largely sold direct to customers by our sales, marketing and customer service personnel throughout the world. Sales to governments, or government contracts, are not material to our Food segment. No single customer or affiliated group of customers represented more than 10% of segment revenue in 2022.
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
Protective solutions are sold through a strategic network of distributors as well as directly to end customers, including, but not limited to, fabricators, original equipment manufacturers, contract manufacturers, logistics partners and e-commerce/fulfillment operations. In 2022, approximately 50% of our Protective sales were sold through distributors. We generally do not impose annual minimum purchase volume requirements on our distributors. Product returns from our distributors in 2022 were not material. Sales to governments, or government contracts, are not material to our Protective segment. No single customer or affiliated group of customers represented more than 10% of segment revenue in 2022.
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
The vast majority of the raw materials required for the manufacture of our products and all components related to our equipment and accessories generally have been readily available on the open market and, in most cases, are available from several suppliers and are available in amounts sufficient to meet our manufacturing requirements. However, in some regions we rely on some sole-source suppliers, and the lack of availability of supplies could have a material negative impact on our consolidated financial condition or results of operations. Natural disasters such as hurricanes, tornados, earthquakes or other severe weather events, as well as political instability and terrorist activities, may negatively impact the production or delivery capabilities of refineries and natural gas and petrochemical suppliers and suppliers of other raw materials. Due to by-product/co-product chemical relationships to the automotive and housing markets, several materials may become difficult to source. These factors could lead to increased prices for our raw materials, curtailment of supplies, allocation of raw materials and other force majeure events by our suppliers. For example, throughout 2022, the Company experienced supply chain disruptions and sharp raw material price increases resulting from various factors including general inflationary pressure, limited availability of certain raw materials, global transportation disruptions and the negative impacts related to the ongoing conflict between Russia and Ukraine. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of the impact of 2022 supply chain disruptions and raw material price increases.
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
Seasonality
On a consolidated basis, there is minimal seasonality in the business. Historically, net sales have been slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter. Our consolidated results of operations have trended directionally the same as our net sales seasonality. Net sales in our Food segment have tended to be slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter, due to holiday events, and net sales in our Protective segment have also tended to be slightly lower in the first quarter and higher in the mid-third quarter and through the fourth quarter due to the holiday shopping season. Cash flow from operations has tended to be lower in the first quarter and higher in the fourth quarter, reflecting seasonality of sales and working capital changes, including the timing of certain annual incentive compensation payments. However, the extent and timing of our results of operations may be difficult to predict if significant one-time transactions, events or non-recurring charges were to impact our business. Additionally, changes in end-consumer behavior, such as an increase in e-commerce sales, or temporary social distancing restrictions due to COVID-19 or other factors, have in the past impacted the timing and seasonality of results of operations.
In 2022, we experienced slightly higher net sales in the first half as compared to the second half of the year due to supply disruptions, recessionary pressures and the impact of foreign currency translation. Our consolidated results of operations trended directionally the same as our net sales seasonality with slightly higher results of operations in the first half of the year. The impact of raw material price changes and related pricing actions have also impacted the timing of when our total net sales and our consolidated results of operations were earned throughout 2022. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of our 2022 results.
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

Additionally, some of SEE's materials or products are subject to a tax on certain plastics or plastic components, which went into effect in 2022 in jurisdictions such as the United Kingdom (UK) and the U.S. There is no guarantee that we will be able to recover the impact of plastic taxes from our customers. The cost to establish compliance with these evolving taxes on plastics or plastics components were not material in 2022.
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
We operate in 46 countries/territories, and our products are distributed in 120 countries/territories around the world. A large portion of our manufacturing operations are located outside of the U.S. and 46% of our net sales are generated outside of the U.S. These operations, particularly those in developing regions, are subject to various risks that may not be present in or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those markets.
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
•restrictive governmental actions such as those on transfer or repatriation of funds and trade protection matters, including anti-dumping duties, tariffs, embargoes, sanctions and prohibitions or restrictions on acquisitions or joint ventures;
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

The COVID-19 pandemic and the related containment and mitigation measures that have been put into place across the globe, have had and may continue to have adverse impact on the global economy and our business. We and some of our customers have experienced in the past, and could face in the future, facility shutdowns or reductions in operations due to the pandemic and the adverse impact to staffing levels in our operations. The COVID-19 pandemic has and may result in future supply chain and operational disruptions such as the availability and transportation of raw materials or the ability for our packaging and equipment specialists to visit customer facilities. Unpredictable disruptions to the Company’s operations or our customers’ operations could reduce our future revenues and negatively impact the Company’s financial condition.
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
Uncertain global economic conditions, including the impact of inflationary pressure and general economic slowdowns across the global economy, may have an adverse impact on our business in the form of lower volumes sold due to weakened demand, unfavorable changes in product price/mix, or lower profit margins. For example, in the past, global economic downturns have adversely impacted some of our customers and end-users, such as food processors, distributors, supermarket retailers, restaurants, industrial manufacturers, retail establishments, business service contractors and e-commerce and mail order fulfillment firms, and other end-users that are particularly sensitive to business and consumer spending. Additionally, in 2022, widespread inflationary pressures were experienced across global economies, resulting in higher costs for our raw materials, non-material cost components and labor.
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

For example, some of our materials or products became subject to a tax on certain plastics, which went into effect in 2022 in the UK and the U.S. and is expected to go into effect in other European countries in 2023. Consumer perceptions, preferences and buying behaviors may change as a result of public attention to plastic waste and current and future regulations.
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
The execution of future acquisitions or investments in other companies may be limited by the availability of suitable candidates. Additionally, we may not be able to successfully integrate acquired businesses, including Liquibox, without significant use of resources or diversion of management’s attention.
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
As a result of acquisitions, including the Liquibox acquisition, we may record a significant amount of goodwill and other identifiable intangible assets and we may never realize the full carrying value of the related assets.
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
The ongoing conflict between Russia and Ukraine has had and will likely continue to have a negative impact on our operations both within and outside the region. As a result of the conflict and the global response, including the current and potential future sanctions and export controls, our operations may continue to be adversely impacted by, among other things, disruptions to our supply chain and logistics, increases in costs particularly for our raw materials and energy-related costs, and an inability to repatriate income earned in Russia. As of December 31, 2022, less than 2% of our consolidated net sales were derived from products sold in Russia and less than 1% of consolidated net sales were derived from products sold in Ukraine. While our industry is not currently the primary target of sanctions or export controls, the evolution and potential escalation of the conflict and actions taken by governments in response to such conflict, and the consequences, economic or otherwise, are unpredictable. Geopolitical events, including the ongoing conflict between Russia and Ukraine, may have a negative impact on the global industrial macro-economic environment and could materially adversely impact our consolidated financial condition, results of operations, or cash flows.

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
We use petrochemical-based raw materials to manufacture many of our products. The prices for these raw materials are cyclical and increases in market demand or fluctuations in the global trade for petrochemical-based raw materials and energy could increase our costs, such as those experienced during 2022.
While historically we have been able to successfully manage the impact of higher raw material costs by increasing our selling prices, if we were unable to minimize the effects of increased raw material costs through sourcing, pricing or other actions, our business, consolidated financial condition or results of operations may be materially adversely affected. A portion of our sales prices, specifically within Food's North American and APAC business, is determined using formula based pricing which reflects changes in underlying raw material indices. On average, formula based pricing lags raw material cost movement by approximately six months. We may experience a benefit (when resin prices decrease) or detriment (when resin prices increase) to our cost of sales before those price changes are reflected in our selling prices. As such, trends in raw material pricing may have a negative impact on future profit margins. Our reliance on some sole-source suppliers, and/or the lack of availability of supplies, including equipment components, could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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
From time to time, and especially in periods of rising raw material costs, we increase the prices of our products. For example, throughout 2022, the Company enacted pricing actions, which included price increases across our portfolio. Significant price increases could impact our earnings depending on, among other factors, the pricing by competitors of similar products and the response by the customers to higher prices. Such price increases may result in lower volume of sales and a subsequent decrease in gross margin and adversely impact our results of operations.
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
We are subject to an increasing number of information technology vulnerabilities, threats and targeted computer crimes which pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyberattacks or security breaches of our networks or systems, or networks or systems of our customers and key vendors, could result in the loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could materially adversely affect our business, consolidated financial condition and results of operations. In addition, geopolitical tensions and instability may heighten our risk to cybersecurity incidents. To mitigate these threats to our business, we maintain a cybersecurity program aligned with industry frameworks designed to protect, detect, and respond to internal and external threats. While we have experienced, and expect to continue to experience, attacks attempting to breach the security of our network and systems, none have resulted in a breach with material impact or any penalties or settlement for the three years ended December 31, 2022.
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
We depend on the skills, working relationships, and continued services of employees, including our direct manufacturing employees. The labor market in many geographic regions, including the U.S., is becoming increasingly competitive. Higher turnover may lead to reductions in operational efficiencies. Additionally, in Europe and Latin America, the majority of our employees are represented by either labor unions or workers' councils and are covered by collective bargaining agreements that are generally renewable on an annual basis. As is the case with any negotiation, we may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. A shortage in the labor pool and other general inflationary pressures or changes, the results of our labor negotiations and changes to applicable laws and regulations could increase labor costs, or cause a disruption in operations, which could materially adversely affect our business.
Legal, Regulatory and Compliance Risks
We are the subject of various legal proceedings, and may be subject to future claims and litigation, that could have a material adverse effect on our business, results of operations or cash flows.
We are involved from time to time in various legal proceedings. Litigation, in general, and securities, derivative actions and class action litigation, in particular, can be expensive and disruptive. Some of these proceedings may involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. Litigation and other adverse legal proceedings could have a material adverse effect our businesses, operating results and/or cash flows because of reputational harm to us caused by such proceedings, the cost of defending such proceedings, the cost of settlement or judgments against us or the changes in our operations that could result from such proceedings. Although we maintain legal liability insurance coverage, potential litigation claims could be excluded or exceed coverage limits under the terms of our insurance policies or could result in increased costs for such coverage.
Our operations are subject to a variety of environmental and other laws that expose us to regulatory scrutiny, potential financial liability and increased operating costs.
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
As countries progress towards long-term environmental stewardship goals, we expect laws and tax policy to continue to advance. SEE has processes in place and internal goals related to operating efficiency in matters such as greenhouse gas emissions, energy usage, and water consumption. There is no guarantee these internal goals will be more restrictive than future legislation in the jurisdictions in which we operate. Additionally, some of SEE's materials or products became subject to a tax on certain plastics or plastic components, which went into effect in 2022 in jurisdictions such as the UK and the U.S. and is expected to go into effect in other European countries in 2023. There is no guarantee that we will be able to recover the impact of plastic taxes from our customers. We maintain programs designed to comply with laws and regulations and to monitor their evolution.

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
In the past, we have reduced taxable income by approximately $1.49 billion for the payments made pursuant to the Settlement agreement and thus have reduced our U.S. federal tax liability by approximately $525 million. The IRS has proposed to disallow, as deductible expense, the entirety of the $1.49 billion settlement payments. Although we believe that we have meritorious defenses to the proposed disallowance and have filed a protest with the IRS, this matter may not be resolved in 2023 and there can be no assurance that it will be resolved in the Company's favor. The matter has been submitted to the IRS Independent Office of Appeals for review of the proposed disallowance. An unfavorable resolution of this matter could have a material adverse effect on our consolidated financial condition and results of operations, or cash flows. See Note 20, "Commitments and Contingencies," for further details.
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

Approximately 46% of our net sales in 2022 were generated outside the U.S. We translate sales and other results denominated in foreign currency into U.S. dollars for our Consolidated Financial Statements. As a result, the Company is exposed to currency fluctuations both in receiving cash from its international operations and in translating its financial results into U.S. dollars. During periods of a strengthening U.S. dollar, our reported international sales and net earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. Foreign exchange rates can also impact the competitiveness of products produced in certain jurisdictions and exported for sale into other jurisdictions. These changes may impact the value received for the sale of our goods versus those of our competitors. The Company cannot predict the effects of exchange rate fluctuations on its future operating results. As exchange rates vary, the Company's results of operations and profitability may be adversely impacted. While we use financial instruments to hedge certain foreign currency exposures, this does not insulate us completely from foreign currency effects and exposes us to counterparty credit risk for non-performance. See Note 15, “Derivatives and Hedging Activities,” of the Notes. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may negatively impact the Company's results of operations.
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
The impact of our tax expense on operating results or cash flows can change materially as a result of changes in our geographic mix of U.S. and foreign earnings and other factors, including changes in tax laws and changes made by regulatory authorities.
Our tax expense and liabilities are affected by a number of factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special or extraterritorial tax regimes, changes in foreign currency exchange rates, the level of interest expense we incur, changes in our stock price, changes to our forecasts of income and loss and the mix of jurisdictions to which they relate, and changes in our tax assets and liabilities and their valuation. In the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Significant judgment is required in evaluating and estimating our tax expense, assets, and liabilities.
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
The indentures governing our senior notes, the credit agreement governing our senior secured credit facilities and our accounts receivable securitization programs contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
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
A breach of the covenants under the indentures governing our senior notes or under the credit agreement governing our senior secured credit facilities could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our senior secured credit facilities would permit the lenders under our senior secured credit facilities to terminate all commitments to extend further credit under those facilities. Furthermore, if we were unable to repay the amounts due and payable under our senior secured credit facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or note holders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
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
Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2022, we had $508 million of long-term borrowings under our senior secured credit facilities at variable interest rates. A 1/8% increase or decrease in the assumed interest rates on the senior secured credit facilities would result in a $0.6 million increase or decrease in annual interest expense. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We manufacture products in 97 facilities, with 15 of those facilities serving both of our reportable segments. The following table shows our manufacturing facilities by geographic region and our business segment reporting structure:

Properties by Geographic Region	Number of Manufacturing Facilities	Food Manufacturing Facilities	Protective Manufacturing Facilities
Americas	41	11	34
Europe, Middle East and Africa ("EMEA")	28	11	23
Asia, Australia and New Zealand ("APAC")	28	9	24
Total	97	31	81
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

Item 3. Legal Proceedings
The information set forth in Note 20, “Commitments and Contingencies,” under the captions “Settlement Agreement Tax Deduction,” “Securities Class Action” and “Environmental Matters” is incorporated herein by reference.
The Company has received litigation demand letters from purported stockholders of the Company. In the letters, the stockholders alleged, among other things, substantially the same wrongdoing as that alleged in the securities class action complaint described in Note 20, “Commitments and Contingencies,” as well as allegations of breach of fiduciary duty, unjust enrichment and waste of corporate assets for failure to correct the alleged false and misleading statements, insider sales of the company’s stock, compensation benefiting from the alleged artificially inflated stock value, company repurchases of shares based on the alleged inflated stock value, and costs in connection with lawsuits and internal investigations. The letters either demand that the Company file suit against certain current and former directors and officers or indicate that the Company file suit against Ernst & Young, several of its current or former partners and the Company’s former CFO, William Stiehl, as applicable. The Board of Directors is taking appropriate steps to consider these matters.
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

Information About Our Executive Officers
The information appearing in the table below sets forth the current position or positions held by each of our executive officers, the officer’s age as of January 31, 2023, the year in which the officer was first elected to the position currently held with us and the year in which such person was first elected an officer. All of our officers serve at the pleasure of the Board of Directors.
There are no family relationships among any of our executive officers or directors.

Name and Current Position	Age as of January 31, 2023	First Elected to Current Position	First Elected an Executive Officer
Edward L. Doheny II President and Chief Executive Officer	60	2018	2017
Christopher J. Stephens, Jr.(1) Senior Vice President, Chief Financial Officer	58	2021	2021
Emile Z. Chammas Senior Vice President, Chief Operating Officer	54	2022	2010
Sergio A. Pupkin Senior Vice President, Chief Growth & Strategy Officer	57	2021	2020
Tobias Grasso, Jr. President, Americas	59	2021	2022
Gerd Wichmann President, Europe, Middle East and Africa	54	2020	2022
Alessandra Faccin Assis President, Asia Pacific	44	2022	2022
Angel S. Willis Vice President, General Counsel & Secretary	52	2019	2020
Jannick C. Thomsen Vice President, Chief People and Digital Officer	40	2022	2022
Shuxian (Susan) Yang Vice President, Treasurer and SEE Automation Finance Leader	51	2022	2022
Michael A. Leon Chief Accounting Officer and Controller	42	2018	2018

(1) In October 2022, Mr. Stephens announced his intention to retire as Senior Vice President, Chief Financial Officer. It is expected that Mr. Stephens will continue in his current role until a successor is appointed.
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
Mr. Grasso was named President of the Americas region of the Company in 2021. He was appointed as an executive officer of the Company in 2022. In his current role, he is responsible for business and commercial strategy implementation and the Americas results for our Food and Protective segments. Mr. Grasso began his career at Sealed Air in 2015 and managed the company’s food packaging business as Vice President of Latin America and then President of North America. Prior to joining Sealed Air, Tobias served as President of Mosaic Brazil for The Mosaic Company from 2005 to 2015, a leading integrated producer and marketer of concentrated phosphate and potash. Mr. Grasso started his career at Cargill, one of the top producers and distributors of agricultural products and spent 18 years at the company ultimately serving in several management and leadership positions in the food, agriculture and beverage businesses.
Mr. Wichmann was named President of the Europe, Middle East and Africa ("EMEA") region of the Company in 2020. He was appointed as an executive officer of the Company in 2022. In his current role, he is responsible for business and commercial strategy implementation and the EMEA results for our Food and Protective segments. Mr. Wichmann joined Sealed Air in 1994, starting his career with Cryovac as an application engineer. After that, he held multiple positions of increasing responsibility in research and development, portfolio, EMEA marketing, as well as a general management role for the food equipment business globally. Most recently, he served as Vice President & General Manager of Protective Packaging - EMEA prior to his current role.
Ms. Faccin was named President of the Asia Pacific ("APAC") region of the Company in 2022. She was appointed as an executive officer of the Company in 2022. In her current role, she is responsible for business and commercial strategy implementation and the APAC results for our Food and Protective segments. Ms. Faccin joined Sealed Air in 2013 as Vice President, Financial Planning & Analysis, and has held various leadership positions throughout her career with the company. She was Vice President and Treasurer from 2015 to 2017 and again most recently in 2021, where she was responsible for all treasury functions including access to capital markets and capital allocation strategy. From 2018 to 2020, she led the Protective Packaging business in North America as Vice President and General Manager, where she headed the Company’s integration of the acquisition of Automated Packaging Systems. Prior to joining Sealed Air, she held various finance roles at The Dow Chemical Company from 2009 to 2012 and at Rohm and Haas from 1999 to 2009.
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
Mr. Thomsen joined the Company in 2022 as Vice President, Chief People and Digital Officer. He was appointed as an executive officer of the Company in 2022. In his current role, he is responsible for multiple global functions, including Human Resources, Business Process Improvement and Digital. As part of our transformation to world-class, Mr. Thomsen is leading a digital strategy to enhance our culture and create a world-class employee experience that attracts and retains talent at SEE. Prior to joining the Company, Mr. Thomsen served as a Partner at McKinsey & Company from 2006 to 2022, where he focused on driving growth and digital transformation for private equity-owned and publicly listed companies in North America, Europe and Asia. Before this, he worked in the finance and investment sector where he spent time at an investment bank in Scandinavia.
Ms. Yang was named Vice President, SEE Automation Finance Leader and Treasurer of the Company in 2022. She was appointed as an executive officer of the Company in 2022. In her current role, she is responsible for all treasury functions and provides financial leadership for SEE's equipment and automation business. In addition, she manages the Company’s Investor Relations and enterprise risk management. She joined Sealed Air in 2014 as Americas Finance Director for the Protective business, and has held various leadership positions throughout her career with the Company including Global Finance Director for Food, Vice President of the Global Commercial Finance team and Vice President of Corporate Financial Planning and Analysis. Prior to joining Sealed Air, Susan held various finance roles for the Dow Chemical Company from 2009 to 2014 and Rohm & Haas Company from 2001 to 2009.
Mr. Leon was appointed as Chief Accounting Officer and Controller in 2018. He was appointed as an executive officer of the Company in 2018. Prior to the appointment, he served as the Company’s Assistant Corporate Controller since December 2014. Before joining the Company in 2014, Mr. Leon held various accounting and finance positions with increasing levels of responsibilities at a Big 4 public accounting firm and at several diversified global manufacturing companies, including SPX Corporation from 2012 to 2014, and United Technologies Corporation and its predecessor company, Goodrich Corporation, from 2006 to 2012. He has extensive financial and accounting experience, including financial reporting, financial planning and analysis, mergers and acquisitions, and internal audit, among others.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock is listed on the New York Stock Exchange with the trading symbol SEE. As of February 15, 2023, there were approximately 2,831 holders of record of our common stock.
Common Stock Performance Comparisons
The following graph shows, for the five years ended December 31, 2022, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2017 in our common stock. The graph compares this return (“SEE”) with that of comparable investments assumed to have been made on the same date in: (a) the Standard & Poor’s 500 Stock Index (“Composite S&P 500”) and (b) a market capitalization-weighted self-constructed peer group (“Peer Group”).
The Peer Group includes Sealed Air and the following companies: AptarGroup, Inc.; Ashland Global Holdings Inc.; Avery Dennison Corporation; Avient Corporation; Axalta Coating Systems Ltd.; Ball Corporation; Berry Global Group, Inc.; Celanese Corporation; Crown Holdings, Inc.; Dover Corporation; Fortive Corporation; Graphic Packaging Holding Company; Packaging Corporation of America; Silgan Holdings Inc.; and Sonoco Products Company. Greif, Inc., H.B. Fuller Company and Owens-Illinois, Inc. were removed from the Peer Group compared to 2021 and Dover Corporation and Fortive Corporation were added to better reflect alignment with Sealed Air's overall business strategy and industry, especially the increased focus on automation and digital. The Peer Group is consistent with the peer companies used by the Organization and Compensation Committee of our Board of Directors (“O&C Committee”) in connection with certain aspects of our executive compensation programs. The O&C Committee includes companies primarily in the materials sector that are comparable to Sealed Air based on sales, number of employees, and market capitalization.
Total return for each assumed investment assumes the reinvestment of all dividends on December 31 of the year in which the dividends were paid.

5 Year Compound Annual Growth Rate
SEE: 1.8%
Composite S&P 500: 9.3%
Peer Group: 5.1%

250.00
200.00
150.00
100.00
50.00
0.00
2017
2018
2019
2020
2021
2022
SEE
Composite S&P 500
Peer Group

Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended December 31, 2022, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of September 30, 2022				$616,358,188
October 1, 2022 through October 31, 2022	—	$—	—	616,358,188
November 1, 2022 through November 30, 2022	—	$—	—	616,358,188
December 1, 2022 through December 31, 2022	—	$—	—	616,358,188
Total	—		—	$616,358,188
(1)On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This program has no expiration and replaced the previous authorization. As of December 31, 2022, there was $616 million remaining under the currently authorized repurchase program. From time to time we acquire shares by means of open-market transactions, including through plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and privately negotiated transactions, including accelerated share repurchase programs, pursuant to our publicly announced program described above. In addition, we have historically withheld shares from awards under our Omnibus Incentive Plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan. During the three months ended December 31, 2022, no shares were withheld pursuant to this provision.

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
Business Overview and Reportable Segments
Sealed Air Corporation (“SEE”, “Sealed Air”, or the “Company”, also referred to as “we”, “us”, or “our”) is a leading global provider of packaging solutions integrating high-performance materials, automation, equipment and services. SEE designs and delivers packaging solutions that protect goods, preserve food, automate packaging processes, enable e-commerce and digital connectivity for packaged goods. Our packaging solutions are designed to help our customers automate their operations to be increasingly touchless and more resilient, safer, less wasteful, and enhance brand engagement with consumers. We deliver our packaging solutions to an array of end markets including fresh proteins, foods, fluids, medical and healthcare, e-commerce, logistics and omnichannel fulfillment operations, and industrials. Our portfolio of solutions includes leading brands such as CRYOVAC® brand food packaging, SEALED AIR® brand protective packaging, AUTOBAG® brand automated packaging, BUBBLE WRAP® brand packaging, SEE Automation™ solutions and prismiq™ smart packaging and digital printing.
The Company’s Food and Protective segments are considered reportable segments under FASB ASC Topic 280. Our reportable segments are aligned with similar groups of products and customers. Corporate includes certain costs that are not allocated to the reportable segments. See Note 6, “Segments,” for additional information.
We employ sales, marketing and customer service personnel throughout the world who sell and market our products to and through a widespread distribution network, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, food service businesses, supermarket retailers, lodging, retail pharmaceutical companies, healthcare facilities, medical device manufacturers, and other manufacturers. We generally do not impose annual minimum purchase volume requirements on our distributors. Product returns from our distributors in 2022 were not material. In 2022, 2021 or 2020, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales.
On a consolidated basis, there normally is minimal seasonality in the business, with net sales historically being slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter. Our consolidated results of operations typically trend directionally the same as our net sales seasonality. In 2022, however, the impact from supply disruptions through the first half of 2022 as well as increasing recessionary pressures and unfavorable foreign currency translation experienced during the second half of 2022, resulted in a lower portion of net sales in the second half compared to prior years. We expect that net sales and earnings in 2023, especially in the first half, may continue to be impacted by recessionary pressures. Approximately one-third of Food's sales are subject to formula based pricing, predominantly within North America and APAC, which lags raw material cost movement by approximately six months, on average. Additionally, changes in end-consumer behavior, such as an increase in e-commerce sales, or temporary social distancing restrictions due to COVID-19 or other factors, have in the past impacted the timing and seasonality of results of operations.
Cash flow from operations tends to be lower in the first quarter and higher in the fourth quarter, reflecting seasonality of sales and working capital changes, including the timing of certain annual incentive compensation payments. During 2022, the Company generated $400 million in cash flow from operations in the second half, compared to $213 million in the first half of 2022.
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

The following table shows a reconciliation of U.S. GAAP Net Earnings from continuing operations to non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations:

	Year Ended December 31,
(In millions)	2022	2021	2020
Net earnings from continuing operations	$491.3	$491.2	$484.1
Interest expense, net	162.3	167.8	174.4
Income tax provision	238.0	225.0	142.1
Depreciation and amortization	236.8	232.2	216.5
Special Items:
Restructuring charges	12.1	14.5	11.0
Other restructuring associated costs	9.3	16.5	19.5
Foreign currency exchange loss due to highly inflationary economies	8.8	3.6	4.7
Loss on debt redemption and refinancing activities	11.2	18.6	—
Impairment loss/fair value (gain) on equity investments, net	30.6	(6.6)	(15.1)
Impairment of debt investment	—	8.0	—
Charges related to acquisition and divestiture activity	3.1	2.6	7.1
Gain on sale of Reflectix	—	(45.3)	—
Other Special Items	6.7	3.5	6.8
Pre-tax impact of Special Items	81.8	15.4	34.0
Non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations	$1,210.2	$1,131.6	$1,051.1
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

	Year Ended December 31,
	2022		2021		2020
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
U.S. GAAP Net earnings and diluted EPS from continuing operations	$491.3	$3.33	$491.2	$3.22	$484.1	$3.10
Special Items(1)	113.7	0.77	49.6	0.33	14.3	0.09
Non-U.S. GAAP Adjusted net earnings and adjusted diluted EPS from continuing operations	$605.0	$4.10	$540.8	$3.55	$498.4	$3.19
Weighted average number of common shares outstanding – Diluted		147.4		152.4		156.0

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
The following table shows our calculation of the non-U.S. GAAP Adjusted income tax rate:

	Year Ended December 31,
(In millions, except per share data)	2022	2021	2020
U.S. GAAP Earnings before income tax provision from continuing operations	$729.3	$716.2	$626.2
Pre-tax impact of Special Items	81.8	15.4	34.0
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$811.1	$731.6	$660.2

U.S. GAAP Income tax provision from continuing operations	$238.0	$225.0	$142.1
Tax Special Items(1)	(49.4)	(31.9)	12.1
Tax impact of Special Items(2)	17.5	(2.3)	7.6
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$206.1	$190.8	$161.8

U.S. GAAP Effective income tax rate	32.6%	31.4%	22.7%
Non-U.S. GAAP Adjusted income tax rate	25.4%	26.1%	24.5%

(1)For the year ended December 31, 2022, Tax Special Items primarily reflect accruals for unresolved controversy. For the year ended December 31, 2021, Tax Special Items consist primarily of accruals for unresolved controversy and revaluation of deferred tax assets for foreign legislation changes. For the year ended December 31, 2020, Tax Special Items reflect net benefits from audit settlements and retroactive application of new GILTI regulations, offset by withholding expense related to cash repatriation initiatives.
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
Refer to the specific table presented later in our Management’s Discussion and Analysis of Financial Condition and Results of Operations under Outstanding Indebtedness for reconciliations of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP measure.
Executive Summary for 2022
Throughout 2022, we continued to focus on executing our strategies to drive growth through automation, digital, and sustainability solutions. Despite challenges, including the impact from supply chain and raw material disruptions, and recessionary pressures, SEE continued to work collaboratively across functions and countries. Net sales and operating profit grew in the current year, as we continued to deliver for our customers.
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
Digital - The MySEE digital e-commerce platform is making doing business with SEE easier and more efficient. We are investing in automation and digital technologies that enhance performance, efficiency and monitoring in customers’ and our own operations. We are developing smart packaging that can enable traceability and deliver digital content. We are investing in digital printing to drive customer savings, generate demand and enhance brand image and shelf impact.
Sustainability - Sustainability is embedded in our purpose and vision. We are designing high-performance packaging materials with recyclability in mind, to make sustainability more affordable, and to create a pathway for a circular economy.
We strive to deploy a purpose driven capital allocation strategy. As part of that strategy we invest and acquire to meet our strategic priorities. On February 2, 2022, SEE acquired Foxpak Flexibles Ltd. (“Foxpak”), a privately-owned Irish packaging solutions company. Foxpak is a digital printing pioneer that partners with brands to deliver highly decorated packaging solutions; stand-up and spout pouches, and sachets that serve a variety of markets including food retail, pet food, seafood, and snacks. This transaction resulted in a purchase price paid of approximately $10 million.
In addition to Foxpak, we continued to invest in disruptive technologies and innovations through our SEE Ventures initiative. For the year ended December 31, 2022, we invested an additional $11 million in strategic equity and debt instruments.
We continue to execute our Reinvent SEE business transformation, focused on the 4P'SSM: People + Digital, Performance, Platforms, Processes and Sustainability. During the year, the Reinvent SEE business transformation delivered incremental Adjusted EBITDA benefits of $27 million. The restructuring component of the Reinvent SEE business transformation has now concluded as of the end of calendar year 2022, but the capabilities, operational disciplines, and governance processes established through the Reinvent SEE business transformation are embedded in our on-going continuous improvement system and demonstrating sustained results. For the year ended December 31, 2022, we incurred approximately $21 million, or $17 million net of tax, in restructuring and restructuring associated charges primarily related to our Reinvent SEE business transformation initiatives. Cash payments, including restructuring payments, primarily related to our Reinvent SEE business transformation, were $22 million in 2022. See Note 12, “Restructuring Activities,” for additional details regarding the Company’s restructuring programs.
Supply Chain Disruptions and Raw Material Price Increases
Throughout 2022, the Company experienced supply chain disruptions such as limited availability of certain raw materials and equipment components. While we believe many of these shortages will continue to lessen moving forward, we cannot predict whether these supply disruptions would recur in the future. We also experienced inflationary pressures including sharp raw material price increases, higher freight costs and increases in other operating costs, including labor costs. The ongoing conflict between Russia and Ukraine also contributed to our current environment. Our Russian operation experienced raw material constraints in the first half of 2022. While these constraints have been largely resolved, we cannot predict whether these disruptions would recur in the future.
The Company implemented price increases throughout 2022 to offset inflationary pressures. As a result, we experienced an increase in gross margins (defined as the gross profit divided by net sales) during the year ended December 31, 2022, as compared to the prior year. For our formula-based pricing, which on average, lags raw material cost movement by approximately six months, we have not fully realized these margin increases. Approximately one-third of Food's sales are subject to formula-based pricing, predominantly within the Americas and APAC. Formula-based pricing does not comprise a significant portion of sales in our Protective segment.
We continue to work closely with our customers and have been leveraging our global supply network and supplier relationships and implementing material substitution where available to meet customers' demands and mitigate supply continuity risks. However, the current environment continues to negatively impact the price and supply of certain raw materials and equipment components. Additionally, the supply disruptions may result in longer lead times for some of our customers, the loss and/or delay of sales, or the inability to fulfill customer orders. Any of these developments may have a material adverse impact on our consolidated financial condition, results of operations, or cash flows.
Refer to Part I, Item 1A, “Risk Factors,” for information concerning operational risks, including customer responses to price increases, raw material pricing and availability.
Impact of COVID-19
The COVID-19 pandemic and the related containment and mitigation measures that have been put into place across the globe, have had and may continue to have an adverse impact on the global economy and our business.
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
Our diverse end-markets and geographies continue to experience varying degrees of impact from COVID-19. The food service market, including restaurants, entertainment venues and hotels, experienced higher activity in 2022 as compared to the prior year when it was more adversely impacted by government mandated shut-downs and social distancing measures. This resulted in year-over-year volume growth for many of our products that support this market.
However, the environment remains volatile, and we cannot predict the future impacts of the pandemic on our business and the markets we serve. Government agencies may impose future restrictions on commercial activities to limit the spread of the virus, including new variants. During 2022, certain regions of China experienced an increase of COVID-19 cases and the resulting restrictions impacted our operations in China, including temporary shutdowns and production curtailments. Future developments of the pandemic, including future spikes or areas of significant regional spread, may cause uneven impacts to our geographies around the world.
The health and safety of SEE’s employees, suppliers and customers globally continues to be the Company’s top priority. At times during 2022, we had safety measures in place at our sites such as: enhanced cleaning procedures, employee temperature checks, use of personal protective equipment for location-dependent workers, social distancing measures within operating sites, and remote/flexible work arrangements for non-location dependent employees.
In remote working environments, we continue our efforts to mitigate information technology risks including failures in the physical infrastructure or operating systems that support our businesses and customers, or cyberattacks and security breaches of our networks or systems. Additionally, we continue to execute all activities related to our internal control over financial reporting in remote working environments. There has not been any change in our internal control over financial reporting during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
See Part I, Item 1A, “Risk Factors,” above for additional risks related to the COVID-19 pandemic.
Current Trends and Forward Looking Expectations
We expect overall demand for our solutions to be consistent with the prior year as we face a potential recessionary environment. We expect sales for our automated solutions and digital offerings, as well as sales through our online enterprise digital commerce channel, to continue to increase, as we execute on our growth strategies. We expect disciplines developed through our Reinvent SEE business transformation and initiatives under Reinvent SEE 2.0 to advance our on-going continuous improvement program, the SEE Operating Engine, driving operational efficiencies and benefits in 2023 and beyond.
We expect the supply chain disruptions and limited availability of certain raw materials that we experienced in 2022 to normalize during 2023. Overall, we expect continued inflation on labor, non-material costs, freight and raw material costs outside of commodity resins.
During 2022, some of SEE's materials or products became subject to a tax on certain plastics, which went into effect in the UK and the U.S. in 2022 and are planned to go into effect for additional European countries during 2023. While we have been able to successfully pass through the majority of the plastics tax thus far, there is no guarantee that we will be able to recover the full impact of plastic taxes from our customers as the plastic tax goes into effect for additional European countries in 2023. Not all of our products are subject to the tax, as the tax is dependent on various factors including, weight, gauge, material recyclability and recycled content, among other factors. Even if we are not successful in passing through future expense, we do not believe the impact of the plastic taxes would have a material impact on our results of operations. However, the impact of legislation or tax policies that may be amended or proposed and passed in the future is unknown. We maintain programs designed to comply with laws and regulations and to monitor their evolution.

Highlights of Financial Performance
Below are the highlights of our financial performance for the three years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,			% Change
(In millions, except per share amounts)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net sales	$5,641.9	$5,533.8	$4,903.2	2.0%	12.9%
Gross profit	$1,772.9	$1,680.9	$1,609.3	5.5%	4.4%
As a % of net sales	31.4%	30.4%	32.8%
Operating profit	$944.8	$900.9	$788.1	4.9%	14.3%
As a % of net sales	16.7%	16.3%	16.1%
Net earnings from continuing operations	$491.3	$491.2	$484.1	—%	1.5%
Gain on sale of discontinued operations, net of tax	0.3	15.6	18.8	(98.1)%	(17.0)%
Net earnings	$491.6	$506.8	$502.9	(3.0)%	0.8%
Basic:
Continuing operations	$3.37	$3.26	$3.12	3.4%	4.5%
Discontinued operations	—	0.10	0.12	#	(16.7)%
Net earnings per common share - basic	$3.37	$3.36	$3.24	0.3%	3.7%
Diluted:
Continuing operations	$3.33	$3.22	$3.10	3.4%	3.9%
Discontinued operations	—	0.10	0.12	#	(16.7)%
Net earnings per common share - diluted	$3.33	$3.32	$3.22	0.3%	3.1%
Weighted average number of common shares outstanding:
Basic	145.9	150.9	155.2
Diluted	147.4	152.4	156.0
Non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations(1)	$1,210.2	$1,131.6	$1,051.1	6.9%	7.7%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$4.10	$3.55	$3.19	15.5%	11.3%

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
Foreign Currency Translation Impact on Consolidated Financial Results
Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. Historically, the most significant currencies that have impacted the translation of our consolidated financial results are the euro, the Australian dollar, the Mexican peso, the Canadian dollar, the British pound, the Chinese Renminbi, the Brazilian real and the New Zealand dollar.
The following table presents the approximate favorable or (unfavorable) impact that foreign currency translation had on certain components of our consolidated financial results:

(In millions)	2022 vs. 2021	2021 vs. 2020
Net sales	$(224.2)	$67.9
Cost of sales	165.9	(48.6)
Selling, general and administrative expenses	23.3	(9.2)
Net earnings	(22.0)	9.0
Non-U.S. GAAP Adjusted EBITDA	(33.4)	13.1

Net Sales by Geographic Region
The following tables present the components of the change in net sales by geographic region for the year ended December 31, 2022 compared with 2021 and for the year ended December 31, 2021 compared with 2020.

(In millions)	Americas		EMEA		APAC		Total
2021 Net Sales	$3,522.3	63.6%	$1,200.0	21.7%	$811.5	14.7%	$5,533.8	100.0%

Price	521.4	14.8%	136.7	11.4%	39.9	4.9%	698.0	12.6%
Volume(1)	(255.2)	(7.2)%	(55.2)	(4.6)%	(20.0)	(2.4)%	(330.4)	(6.0)%
Total organic change (non-U.S. GAAP)	266.2	7.6%	81.5	6.8%	19.9	2.5%	367.6	6.6%
(Divestiture) Acquisition	(41.0)	(1.2)%	5.7	0.5%	—	—%	(35.3)	(0.6)%
Total constant dollar change (non-U.S. GAAP)	225.2	6.4%	87.2	7.3%	19.9	2.5%	332.3	6.0%
Foreign currency translation	(29.0)	(0.8)%	(127.2)	(10.6)%	(68.0)	(8.4)%	(224.2)	(4.0)%
Total change (U.S. GAAP)	196.2	5.6%	(40.0)	(3.3)%	(48.1)	(5.9)%	108.1	2.0%

2022 Net Sales	$3,718.5	65.9%	$1,160.0	20.6%	$763.4	13.5%	$5,641.9	100.0%

(In millions)	Americas		EMEA		APAC		Total
2020 Net Sales	$3,135.6	64.0%	$1,031.6	21.0%	$736.0	15.0%	$4,903.2	100.0%

Price	262.4	8.4%	26.7	2.6%	7.2	1.0%	296.3	6.0%
Volume(1)	139.9	4.4%	100.3	9.7%	33.6	4.5%	273.8	5.6%
Total organic change (non-U.S. GAAP)	402.3	12.8%	127.0	12.3%	40.8	5.5%	570.1	11.6%
Divestiture	(7.4)	(0.2)%	—	—%	—	—%	(7.4)	(0.1)%
Total constant dollar change (non-U.S. GAAP)	394.9	12.6%	127.0	12.3%	40.8	5.5%	562.7	11.5%
Foreign currency translation	(8.2)	(0.3)%	41.4	4.0%	34.7	4.7%	67.9	1.4%
Total change (U.S. GAAP)	386.7	12.3%	168.4	16.3%	75.5	10.2%	630.6	12.9%

2021 Net Sales	$3,522.3	63.6%	$1,200.0	21.7%	$811.5	14.7%	$5,533.8	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
Net Sales by Segment
The following tables present the components of change in net sales by our segment reporting structure for the year ended December 31, 2022 compared with 2021, and for the year ended December 31, 2021 compared with 2020.

(In millions)	Food		Protective		Total Company
2021 Net Sales	$3,112.8	56.3%	$2,421.0	43.7%	$5,533.8	100.0%

Price	396.3	12.7%	301.7	12.5%	698.0	12.6%
Volume(1)	(62.7)	(2.0)%	(267.7)	(11.1)%	(330.4)	(6.0)%
Total organic change (non-U.S. GAAP)	333.6	10.7%	34.0	1.4%	367.6	6.6%
Acquisition (Divestiture)	5.7	0.2%	(41.0)	(1.7)%	(35.3)	(0.6)%
Total constant dollar change (non-U.S. GAAP)	339.3	10.9%	(7.0)	(0.3)%	332.3	6.0%
Foreign currency translation	(134.9)	(4.3)%	(89.3)	(3.7)%	(224.2)	(4.0)%
Total change (U.S. GAAP)	204.4	6.6%	(96.3)	(4.0)%	108.1	2.0%

2022 Net Sales	$3,317.2	58.8%	$2,324.7	41.2%	$5,641.9	100.0%

(In millions)	Food		Protective		Total Company
2020 Net Sales	$2,825.5	57.6%	$2,077.7	42.4%	4,903.2	100.0%

Price	141.9	5.0%	154.4	7.5%	$296.3	6.0%
Volume(1)	113.1	4.0%	160.7	7.7%	273.8	5.6%
Total organic change (non-U.S. GAAP)	255.0	9.0%	315.1	15.2%	570.1	11.6%
Divestiture	—	—%	(7.4)	(0.4)%	(7.4)	(0.1)%
Total constant dollar change (non-U.S. GAAP)	255.0	9.0%	307.7	14.8%	562.7	11.5%
Foreign currency translation	32.3	1.2%	35.6	1.7%	67.9	1.4%
Total change (U.S. GAAP)	287.3	10.2%	343.3	16.5%	630.6	12.9%

2021 Net Sales	$3,112.8	56.3%	$2,421.0	43.7%	$5,533.8	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
Food
2022 compared with 2021
As reported, net sales increased $204 million, or 7%, in 2022 compared with 2021. Foreign currency had a negative impact of $135 million. On a constant dollar basis, net sales increased $339 million, or 11%, in 2022 compared with 2021 primarily due to the following:
•favorable pricing of $396 million, primarily reflecting price realization, with increases across all regions in response to the continued inflationary environment; and
•acquisition impact of $6 million.
These increases were partially offset by:
•lower volumes of $63 million, primarily due to food retail market declines across the Americas and EMEA regions and the adverse impact from prior supply disruptions.
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
Protective
2022 compared with 2021
As reported, net sales decreased $96 million, or 4%, in 2022 compared with 2021. Foreign currency had a negative impact of $89 million. On a constant dollar basis, net sales decreased $7 million, or less than 1%, in 2022 compared with 2021 primarily due to the following:
•lower volumes of $268 million, across all regions, primarily due to recessionary pressures in the industrial and fulfillment markets and de-stocking throughout the value chain; and
•a decrease of $41 million due to the divestiture of Reflectix in November 2021.
These decreases were partially offset by:
•favorable pricing of $302 million, primarily reflecting price realization, with increases across all regions in response to the current inflationary environment.
2021 compared with 2020
As reported, net sales increased $343 million, or 17%, in 2021 compared with 2020. Foreign currency had a positive impact of approximately $36 million. On a constant dollar basis, net sales increased $308 million, or 15%, in 2021 compared with 2020 primarily due to the following:
•higher volumes of $161 million, with increases across all regions on higher industrial segment demand, strength in automated equipment and continued momentum in fulfillment; and
•favorable pricing of $154 million, primarily in the Americas, due to price actions to offset rising costs on inputs, non-material components, and labor.
These increases were partially offset by:
•a decrease of $7 million due to the divestiture of Reflectix in November 2021.
Cost of Sales
Cost of sales for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,			% Change
(In millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net sales	$5,641.9	$5,533.8	$4,903.2	2.0%	12.9%
Cost of sales	3,869.0	3,852.9	3,293.9	0.4%	17.0%
As a % of net sales	68.6%	69.6%	67.2%

2022 compared with 2021
As reported, cost of sales increased by $16 million, or 0.4%, in 2022 as compared to 2021. Cost of sales was impacted by favorable foreign currency translation of $166 million. As a percentage of net sales, cost of sales decreased by 100 basis points, from 69.6% in 2021 to 68.6% in 2022, primarily driven by pricing realization. Improvements were partially offset by raw materials price increases and other inflationary non-material and labor cost increases.
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
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the years ended December 31, 2022, 2021 and 2020 are included in the table below.

	Year Ended December 31,			% Change
(In millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Selling, general and administrative expenses	$786.2	$772.4	$773.7	1.8%	(0.2)%
As a % of net sales	13.9%	14.0%	15.8%
2022 compared with 2021
As reported, SG&A expenses increased $14 million in 2022 as compared to 2021. SG&A expenses were impacted by favorable foreign currency translation of $23 million. On a constant dollar basis, SG&A expenses increased $37 million, or 5%. The increase in SG&A expenses was primarily the result of inflation on labor costs, investment spend in the business to drive future growth, higher expenses associated with acquisition and divestiture activity, and higher credit losses, primarily from one North American customer, partially offset by favorable productivity benefits.
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
Amortization Expense of Intangible Assets
Amortization expense of intangible assets for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,			% Change
(In millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Amortization expense of intangible assets	$36.1	$38.8	$37.5	(7.0)%	3.5%
As a % of net sales	0.6%	0.7%	0.8%
The decrease in amortization expense of intangibles in 2022 was primarily due to lower amortization of capitalized software.
The increase in amortization expense of intangibles in 2021 was primarily due to an increase in amortization for capitalized software.
Reinvent SEE Business Transformation and Restructuring Activities
See Note 12, “Restructuring Activities,” for additional details regarding the Company’s restructuring activities as discussed below.
In December 2018, the Sealed Air Board of Directors approved a three-year restructuring program (the "Program") related to the Reinvent SEE business transformation. The Board of Directors later extended the Program to the end of calendar year 2022. The Program has now concluded as of the end of 2022.

We expect the continuous improvement capabilities and governance processes established through Reinvent SEE will continue to transform the SEE Operating Engine, which is rooted in economic value add with the goal to drive profitable, above market organic growth and attractive returns on invested capital.
For the year ended December 31, 2022, the Program generated incremental cost benefits of $27 million, related to reductions in operating costs.
For the year ended December 31, 2021, the Program generated incremental cost benefits of $60 million related to reductions in operating costs, of which $19 million was related to restructuring actions, and $4 million was related to actions impacting net price realization.
The decrease in cost benefits generated by the Program in 2022, as compared to 2021, was primarily driven by the adverse impact from supply disruptions resulting in lower cost efficiency due to raw material and labor availability in our operations.
For the year ended December 31, 2022, the Company incurred restructuring other associated expenses of $9 million, which were primarily related to third party fees in support of the Reinvent SEE business transformation and site consolidation costs. For the year ended December 31, 2022, we recorded restructuring expense of $12 million.
Cash outlay for restructuring and restructuring related activities was $22 million and $28 million during the years ended December 31, 2022 and 2021, respectively. We expect cash outlay for restructuring and restructuring associated costs to be approximately $15 million during the year ending December 31, 2023.
The actual timing of future cash payments related to the Program described above are subject to change due to a variety of factors that may cause a portion of the payments to occur later than expected.
Interest Expense, net
Interest expense, net includes the interest expense on our outstanding debt, as well as the net impact of capitalized interest, interest income, the effects of terminated interest rate swaps and the amortization of capitalized senior debt issuance costs and credit facility fees, bond discounts, and terminated treasury locks.
Interest expense, net for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,			Change
(In millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Interest expense on our various debt instruments:
Term Loan A due August 2022	$1.4	$6.1	$8.8	$(4.7)	$(2.7)
Term Loan A due July 2023(1)	0.2	2.6	4.9	(2.4)	(2.3)
Term Loan A due March 2027(2)	13.8	—	—	13.8	—
Revolving credit facility due July 2023	0.3	1.4	1.4	(1.1)	—
Revolving credit facility due March 2027(2)	0.7	—	—	0.7	—
4.875% Senior Notes due December 2022(1)	—	16.3	21.6	(16.3)	(5.3)
5.250% Senior Notes due April 2023(3)	6.9	23.2	23.2	(16.3)	—
4.500% Senior Notes due September 2023	19.6	21.9	21.2	(2.3)	0.7
5.125% Senior Notes due December 2024	22.5	22.5	22.4	—	0.1
5.500% Senior Notes due September 2025	22.4	22.4	22.4	—	—
1.573% Senior Secured Notes due October 2026(1)	10.5	2.7	—	7.8	2.7
4.000% Senior Notes due December 2027	17.5	17.5	17.5	—	—
5.000% Senior Notes due April 2029(3)	15.2	—	—	15.2	—
6.875% Senior Notes due July 2033	31.2	31.1	31.3	0.1	(0.2)
Other interest expense	16.2	13.8	15.5	2.4	(1.7)
Less: capitalized interest	(8.9)	(6.8)	(5.6)	(2.1)	(1.2)
Less: interest income	(7.2)	(6.9)	(10.2)	(0.3)	3.3
Total	$162.3	$167.8	$174.4	$(5.5)	$(6.6)

(1)In September 2021, Sealed Air issued $600 million of 1.573% Senior Secured Notes due 2026. The proceeds were used to retire the Company's 4.875% Senior Notes due 2022 and to repay the U.S. dollar tranche of Term Loan A due 2023. See Note 14, “Debt and Credit Facilities,” for further details.
(2)On March 25, 2022, the Company and certain of its subsidiaries entered into the Fourth Amended and Restated Credit Agreement with Bank of America, N.A., as agent, and the other financial institutions party thereto, which extended the maturity of the Term Loan A facilities and revolving credit commitment to March 2027. See Note 14, “Debt and Credit Facilities,” for further details.
(3)On April 19, 2022, the Company issued $425 million of 5.000% senior notes due April 2029. The proceeds were used to repurchase the Company's 5.250% senior notes due April 2023. See Note 14, “Debt and Credit Facilities,” for further details.

Other (Expense) Income, net
Impairment (loss)/fair value gain on equity investments, net
For the years ended December 31, 2022, 2021 and 2020, we recorded a net loss of $31 million, a fair value gain of $7 million, and a fair value gain of $15 million, respectively, related to SEE Ventures equity investments. The 2022 net loss on equity investments of $31 million was due to a $32 million impairment loss partially offset by a $1 million fair value gain. See Note 16, "Fair Value Measurements, Equity Investments and Other Financial Instruments," for further details.
Loss on debt redemption and refinancing activities
In 2022, Sealed Air issued $425 million of 5.000% Senior Secured Notes due 2029. The proceeds were used to repurchase the Company's 5.250% Senior Notes due 2023. We recognized a pre-tax loss of approximately $11 million on such repurchase, primarily driven by the tender offer consideration beyond the principal amount of the notes tendered. In addition, the Company entered into the Fourth Amended and Restated Credit Agreement during 2022 and, as a result, recognized a pre-tax loss of approximately $1 million. See Note 14, "Debt and Credit Facilities," for further details.
In 2021, Sealed Air issued $600 million of 1.573% Senior Secured Notes due 2026. A portion of the proceeds were used to repurchase the Company's 4.875% Senior Notes due 2022. We recognized a $19 million pre-tax loss on such repurchase, primarily driven by the tender offer consideration beyond the principal amount of the notes tendered. See Note 14, "Debt and Credit Facilities," for further details.
Impairment of debt investment
During the fourth quarter of the year ended December 31, 2021, SEE recorded a credit loss resulting in an $8 million impairment of a convertible debt investment.
Brazil Tax Credits
Certain of our subsidiaries in Brazil received a decision from the Brazilian court regarding a claim in which SEE contended that certain indirect taxes paid were calculated on an incorrect amount. During the second quarter of 2019, the Company filed a return claim for the tax years of 2015 through 2018, resulting from a lower court decision regarding the matter.
In 2021, the Supreme Court of Brazil issued a final decision that clarified the methodology companies should use in the indirect tax recovery calculation. This decision was published and certified by the courts during the third quarter of 2021. As a result of the court's actions, the Company recognized a benefit of $5 million in 2021 primarily related to recovery for tax years not previously claimed. The claims related to indirect taxes will be used to offset future Brazilian tax liabilities.
As a result of this activity, the Company has been utilizing credits on indirect and direct tax payments.
See Note 23, “Other (Expense) Income, net,” for the components of other (expense) income, net.
Income Taxes
The table below shows our effective income tax rate (“ETR”).

Year Ended	Effective Tax Rate
2022	32.6%
2021	31.4%
2020	22.7%

Our ETR for the year ended December 31, 2022 was 32.6%. The difference between the Company's ETR and the U.S. statutory rate of 21% related primarily to an increase in unrecognized tax benefits, state income tax expense, and foreign earnings subject to higher tax rates, partially offset by the benefit of tax credits and equity compensation.
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
The IRS completed its field examination of our U.S. federal income tax returns for the years 2011 through 2014 in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion in settlement payments made pursuant to the Settlement agreement (as defined in Note 20, “Commitments and Contingencies”) and the resulting reduction of our U.S. federal tax liability by approximately $525 million. The proposed disallowance is being reviewed by the IRS Independent Office of Appeals (“Appeals”). Although we believe we have meritorious defenses to the proposed disallowance, we have reached a tentative agreement to settle this matter with the IRS, which is subject to further review, approval and execution of a definitive agreement by both parties. There can be no assurance that a definitive agreement will be executed and we cannot predict the outcome of this matter or when it will be concluded. We have revised our uncertain tax position to reflect the tentative agreement. Future developments in this matter could have a material impact on the Company's uncertain tax position balances and results of operations, including cash flows, within the next twelve months.
We have established valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize our deferred tax assets depends in part upon our ability to carryback any losses created by the deduction of these temporary differences, the future income from existing temporary differences, and the ability to generate future taxable income within the respective jurisdictions during the periods in which these temporary differences reverse. If we are unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Conversely, if we have sufficient future taxable income in jurisdictions where we have valuation allowances, we may be able to reduce those valuation allowances. We reported a net decrease in our valuation allowance for the year ended December 31, 2022 of $10 million, primarily related to foreign exchange revaluation on foreign net operating losses. See Note 19, “Income Taxes,” for additional information.
We reported a net expense for unrecognized tax benefits in the year ended December 31, 2022 of $65 million, primarily related to amounts in North America. Interest and penalties on tax assessments are included in Income tax provision on the Consolidated Statements of Operations.
Net Earnings from Continuing Operations
Net earnings from continuing operations for the years ended December 31, 2022, 2021 and 2020 are included in the table below.

	Year Ended December 31,			% Change
(In millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net earnings from continuing operations	$491.3	$491.2	$484.1	—%	1.5%

For 2022, net earnings were unfavorably impacted by $114 million of Special Items after tax. Special Items were primarily comprised of:
•$49 million of Tax Special Items related primarily to increases in uncertain tax positions;
•$31 million ($23 million net of taxes) net loss on equity investments;
•$21 million ($17 million net of taxes) of restructuring and other restructuring associated costs in support of the Reinvent SEE business transformation; and
•$11 million ($8 million net of taxes) loss on debt redemption and refinancing activities.
For 2021, net earnings were unfavorably impacted by $50 million of Special Items after tax, which were primarily due to:
•Tax Special Items of $32 million, consisting of interest and other adjustments to existing unrecognized tax positions and deferred tax revaluations associated with legislative changes and administrative interpretations to enacted statutes;
•restructuring and other restructuring associated costs of $31 million ($23 million net of taxes);
•loss on debt redemption of $19 million ($14 million net of taxes); and
•impairment of debt investment of $8 million ($6 million net of taxes).
These expenses were partially offset by:
•a gain on sale of Reflectix of $45 million ($28 million net of taxes); and
•an increase in the fair value of equity investments of $7 million ($5 million net of taxes).
For 2020, net earnings were unfavorably impacted by $14 million of Special Items after tax, which were primarily the result of:
•restructuring and other restructuring associated costs primarily related to our Reinvent SEE business transformation of $31 million ($23 million net of taxes); and
•charges related to acquisition integrations and divestiture activities of $7 million ($5 million net of taxes).
These expenses were partially offset by:
•an increase in the fair value of equity investments of $15 million ($11 million net of taxes); and
•Tax Special Items of $12 million, primarily due to benefits from audit settlements and retroactive application of the new GILTI regulations.
Gain on Sale of Discontinued Operations, net of tax
Gain on sale of discontinued operations, net of tax for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Gain on sale of discontinued operations, net of tax	$0.3	$15.6	$18.8
On March 25, 2017, we entered into a definitive agreement to sell our Diversey Care division and the food hygiene and cleaning business within our Food Care division (collectively, "Diversey") for gross proceeds of $3.2 billion. The transaction was completed on September 6, 2017. The sale of Diversey qualified as discontinued operations.
During 2022, we recorded a net gain of less than $1 million on the sale of discontinued operations. The gain relates primarily to the expiration of statutes on Diversey tax-related indemnification liabilities.
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

	Year Ended December 31,			% Change
(In millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Food	$755.1	$688.4	$647.5	9.7%	6.3%
Adjusted EBITDA Margin	22.8%	22.1%	22.9%
Protective	465.6	446.2	408.0	4.3%	9.4%
Adjusted EBITDA Margin	20.0%	18.4%	19.6%
Corporate	(10.5)	(3.0)	(4.4)	250.0%	(31.8)%
Non-U.S. GAAP Consolidated Adjusted EBITDA	$1,210.2	$1,131.6	$1,051.1	6.9%	7.7%
Adjusted EBITDA Margin	21.5%	20.4%	21.4%
Food
2022 compared with 2021
On a reported basis, Segment Adjusted EBITDA increased $67 million in 2022 as compared to 2021. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $23 million. On a constant dollar basis, Segment Adjusted EBITDA increased $90 million, or 13%, in 2022 as compared to 2021 primarily due to the impact of:
•favorable net price realization (which includes price realization less inflation on direct material, non-material and labor costs) of $113 million.
This increase was partially offset by:
•lower volumes of $15 million, primarily due to food retail market declines and the adverse impact from prior supply disruptions; and
•higher operating costs of $8 million, including increased costs in our operations associated with supply disruptions, and investment spend in the business to drive future growth, including higher travel and entertainment expenses, partially offset by productivity improvements.
2021 compared with 2020
On a reported basis, Segment Adjusted EBITDA increased $41 million in 2021 as compared to 2020. Segment Adjusted EBITDA was impacted by favorable foreign currency translation of $6 million. On a constant dollar basis, Segment Adjusted EBITDA increased approximately $34 million, or 5%, in 2021 as compared to 2020 primarily due to the impact of:
•Reinvent SEE benefits of $50 million driven by actions reducing operating costs by $48 million, including restructuring savings of $9 million, and improvements to net price realization of $2 million;
•higher volumes and favorable product mix of $47 million due to strength in automated equipment sales and higher food service demand; and
•lower operating costs of $19 million, primarily due to incentive compensation, partially offset by the impact of supply chain disruptions.
These increases were partially offset by:
•higher input costs resulting in unfavorable net price realization of $82 million.

Protective
2022 compared with 2021
On a reported basis, Segment Adjusted EBITDA increased $19 million in 2022 as compared to 2021. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $17 million. On a constant dollar basis, Segment Adjusted EBITDA increased $36 million, or 8%, in 2022 as compared to 2021 primarily due to the impact of:
•favorable net price realization of $140 million.
This increase was partially offset by:
•lower volumes of $93 million, primarily due to recessionary pressures in the industrial and fulfillment markets and de-stocking throughout the value chain;
•divestiture impact of $6 million; and
•higher operating costs of $5 million, due to increased investment spend in the business to drive future growth, including higher travel and entertainment expenses.
2021 compared with 2020
On a reported basis, Segment Adjusted EBITDA increased $38 million in 2021 as compared to 2020. Segment Adjusted EBITDA was impacted by favorable foreign currency translation of $7 million. On a constant dollar basis, Segment Adjusted EBITDA increased $31 million, or 8%, in 2021 as compared to 2020 primarily due to the impact of:
•higher volumes of $62 million on strength in fulfillment, higher industrial segment demand and increased automated equipment sales; and
•Reinvent SEE benefits of $14 million, driven by actions reducing operating costs, including restructuring savings of $10 million, and improvements to net price realization of $2 million.
These increases were partially offset by:
•unfavorable net price realization of $27 million; and
•higher operating costs of $18 million, primarily due to other costs associated with supply chain disruptions.
Corporate
2022 compared with 2021
Corporate Adjusted EBITDA decreased by $8 million on an as reported basis as compared to 2021, primarily driven by foreign currency losses, lower pension income and higher bank fee expenses in 2022.
2021 compared with 2020
Corporate Adjusted EBITDA increased by $1 million on an as reported basis and constant dollar basis as compared to 2020, primarily driven by an increase in non-operating income on closed defined benefit plans which are not attributable to either reporting segment.
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
Liability for Unrecognized Tax Benefits
At December 31, 2022, we had liabilities for unrecognized tax benefits and related interest of $465 million of which we have reclassified $201 million to other current liabilities for the amounts expected to settle in 2023. See Note 19, “Income Taxes,” for further discussion.
Off-Balance Sheet Arrangements
We have reviewed our off-balance sheet arrangements and have determined that none of those arrangements have a material current effect or is reasonably likely to have a material future effect on our Consolidated Financial Statements, liquidity, capital expenditures or capital resources.
Income Tax Payments
We expect tax payments on our operations to be approximately $240 million to $250 million in 2023. Future payments are uncertain and dependent on a number of factors including the amount of future taxable income. The results of on-going appeals or audits by various taxing authorities, including the IRS, could increase our tax payments.
Interest Payments
Estimated future interest payments on the Company’s senior notes and senior secured credit facility through fiscal 2033 are expected to be $1,211 million, including $233 million expected in 2023, based on interest rates at December 31, 2022 and estimated incremental interest associated with the 2023 financing activities related to the Liquibox acquisition.
Contributions to Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
We maintain defined benefit pension plans and other post-employment benefit plans for some of our U.S. and our non-U.S. employees. We currently expect our contributions to these plans to be approximately $4 million in 2023. Additionally, we expect benefits related to these plans paid directly by the Company to be $9 million in 2023. Future contributions and benefits paid directly by the Company are uncertain and rely on a number of factors including performance of underlying assets, future cash out flows of the plans, actuarial assumptions and funding discussions with boards charged with governance for some of our international plans. Refer to Note 17, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” and Note 18, “Other Post-Employment Benefit Plans,” for additional information related to these plans.
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
Indemnification obligations

We are a party to many contracts containing guarantees and indemnification obligations. These contracts include indemnities in connection with the sale of businesses, primarily related to the sale of Diversey in 2017. Because of the conditional nature of these obligations and the unique facts and circumstances involved in each particular agreement, we are unable to reasonably estimate the potential maximum exposure associated with these items.
Capital Expenditures
We expect payments for capital expenditures to be approximately $260 million to $280 million in 2023.
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
As of December 31, 2022, we had cash and cash equivalents of $456 million, of which approximately $347 million, or 76%, was located outside of the U.S. We believe our U.S. cash balances and committed liquidity facilities available to U.S. borrowers are sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that, in the near term, cash located outside of the U.S. will be needed to satisfy our obligations, dividends and other demands for cash in the U.S. Of the cash balances located outside of the U.S., approximately $12 million are in the Company's subsidiaries in Russia and Ukraine. We have no other material cash balances deemed to be trapped as of December 31, 2022.
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

	December 31,
(In millions)	2022	2021
Cash and cash equivalents	$456.1	$561.0
See “Analysis of Historical Cash Flow” below.
Accounts Receivable Securitization Programs
At December 31, 2022, we had $135 million available to us and no outstanding borrowings under our U.S. and European accounts receivable securitization programs. At December 31, 2021, we had $141 million available to us and no outstanding borrowings under the programs.
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
Accounts Receivable Factoring Agreements
We account for our participation in our customers' supply chain financing arrangements and our trade receivable factoring program in accordance with ASC Topic 860, "Transfers and Servicing" ("ASC Topic 860"), which allows the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria are met. As such, the Company excludes the balances sold under such programs from Trade receivables, net on the Consolidated Balance Sheets. We recognize cash flow from operating activities at the point the receivables are sold under such programs. See Note 11, “Accounts Receivable Factoring Agreements” for further details.
Gross amounts received under these programs for the year ended December 31, 2022 were $659 million, of which $161 million was received in the fourth quarter. Gross amounts received under these programs for the year ended December 31, 2021 were $687 million, of which $207 million was received in the fourth quarter. If these programs had not been in effect for the year ended December 31, 2022, we would have been required to collect the invoice amounts directly from the relevant customers in accordance with the agreed payment terms. Approximately $108 million in incremental trade receivables would have been outstanding at December 31, 2022 if collection on such invoice amounts were made directly from our customers on the invoice due date and not through our customers' supply chain financing arrangements or our factoring program.
The decrease in gross amounts factored under these programs from 2021 to 2022 primarily relates to lower utilization of a certain customers' supply chain financing arrangement during 2022 and a customer supply chain financing arrangement that was used throughout 2021 but was exited by the customer during the third quarter of 2022, partially offset by the increased use of our trade receivable factoring program.
Lines of Credit
At December 31, 2022 and 2021, we had a $1 billion revolving credit facility program, with $985 million available as part of our senior secured credit facility. We had no outstanding borrowings under the facility at December 31, 2022 or 2021. At December 31, 2022 and 2021, we had $7 million and $1 million, respectively, outstanding under various lines of credit extended to our subsidiaries. See Note 14, “Debt and Credit Facilities,” for further details.
London Interbank Offered Rate (LIBOR) Phase Out
In July 2017, the UK's Financial Conduct Authority (FCA), which regulates LIBOR, announced the phase out LIBOR. In March 2021, the FCA announced that specific U.S. dollar LIBOR tenors (overnight, 1-month, 3-month, 6-month and 12-month) will continue to be published until June 30, 2023, while the 1-week and 2-month tenors are no longer being published effective December 31, 2021. Similarly, all tenors for EUR, CHF, JPY and GBP LIBOR currencies are no longer being published effective December 31, 2021. Regulators in the U.S. and other jurisdictions have worked to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR). The phase-out of LIBOR did not have a material impact on our financing or liquidity. In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04. This ASU, along with subsequently issued ASU 2021-01 and ASU 2022-06, are designed to ease the potential burden in accounting for reference rate reform; however, neither the LIBOR phase-out nor these ASUs had a material impact on the Company.
SOFR
On March 25, 2022, the Company and certain of its subsidiaries entered into a fourth amended and restated syndicated facility agreement whereby its existing senior secured credit facility was amended and restated (the “Fourth Amended and Restated Credit Agreement”) which converted the facilities rate from a LIBOR-based rate to a SOFR-based rate. See Note 14, "Debt and Credit Facilities" for further details.
Covenants
At December 31, 2022, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” within Note 14, “Debt and Credit Facilities”, which require us, among other things, to maintain a maximum leverage ratio of debt to EBITDA of 4.50 to 1.00. At December 31, 2022, as calculated under the covenant, our leverage ratio was 2.46 to 1.00. We expect to be in continued compliance with all of our debt covenants including the covenant leverage ratio over the next 12 months.
Supply Chain Financing Programs
As part of our ongoing efforts to manage our working capital and improve our cash flow, we work with suppliers to optimize our purchasing terms and conditions, including extending payment terms. We also facilitate a voluntary supply chain financing program to provide some of our suppliers with the opportunity to sell receivables due from us (our accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. These programs are administered by participating financial institutions. Should a supplier choose to participate in the program, it will receive payment from the financial institution in advance of agreed payment terms; our responsibility is limited to making payments to the respective financial institutions on the terms originally negotiated with our supplier. The range of payment terms is consistent regardless of a vendor's participation in the program. We monitor our days payable outstanding relative to our peers and industry trends in order to assess our conclusion that these programs continue to be trade payable programs and not indicative of borrowing arrangements. The liabilities continue to be presented as Accounts payable in our Consolidated Balance Sheets until they are paid, and they are reflected as Cash flows from operating activities on our Consolidated Statements of Cash Flows when settled.
As of December 31, 2022 and 2021, our accounts payable balances included $140 million and $161 million, respectively, related to invoices from suppliers participating in the programs. The cumulative amounts settled through the supply chain financing programs for the year ended December 31, 2022 were $463 million, compared to $417 million for the year ended December 31, 2021. These programs did not significantly improve our cash provided by operating activities or free cash flow for the year ended December 31, 2022 as compared to the year ended December 31, 2021.
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
Outstanding Indebtedness
At December 31, 2022 and 2021, our total debt outstanding and our non-U.S. GAAP net debt consisted of the amounts set forth in the following table.

	December 31,
(In millions)	2022	2021
Short-term borrowings	$6.6	$1.3
Current portion of long-term debt	434.0	487.2
Total current debt	440.6	488.5
Total long-term debt, less current portion(1)	3,237.9	3,219.6
Total debt	3,678.5	3,708.1
Less: Cash and cash equivalents	(456.1)	(561.0)
Non-U.S. GAAP net debt	$3,222.4	$3,147.1

(1)    Amounts are net of unamortized discounts and debt issuance costs of $19 million as of December 31, 2022 and 2021.
See Note 14, “Debt and Credit Facilities,” for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Consolidated Statements of Cash Flows in the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,			Change
(In millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net cash provided by operating activities	$613.3	$709.7	$737.0	$(96.4)	$(27.3)
Net cash used in investing activities	(243.0)	(125.7)	(159.8)	(117.3)	34.1
Net cash used in financing activities	(446.7)	(575.8)	(261.7)	129.1	(314.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(28.5)	4.1	(29.2)	(32.6)	33.3
In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, as certain debt servicing requirements or other non-discretionary expenditures are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of non-U.S. GAAP free cash flow for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,			Change
(In millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Cash flow provided by operating activities	$613.3	$709.7	$737.0	$(96.4)	$(27.3)
Capital expenditures	(237.3)	(213.1)	(181.1)	(24.2)	(32.0)
Non-U.S. GAAP free cash flow	$376.0	$496.6	$555.9	$(120.6)	$(59.3)
Operating Activities
2022 vs. 2021
Net cash provided by operating activities was $613 million during 2022, as compared to $710 million during 2021.
Net cash used by our working capital accounts (inventories, trade receivables, and accounts payable) was $178 million unfavorable during 2022, as compared to 2021. The impact of accounts payable on cash flow from operating activities was $278 million unfavorable compared to the prior year, as a result of lower balances due to a higher rate of raw material inflation and higher freight costs in 2021 as compared to 2022, coupled with a reduction in accounts payable balances in the fourth quarter of 2022 due to the moderation of purchasing activities tied to inventory reduction initiatives. Inventory was $13 million unfavorable to prior year due to stock build through the first three quarters of 2022 to mitigate global supply disruptions, raw material cost inflation, and lower sales volume in the fourth quarter of 2022. The unfavorable cash flow impact of accounts payable and inventory was partially offset by trade receivables, which generated approximately $113 million higher cash flow than the prior year. Trade receivables was favorable due to an increase in collections from our customers in 2022 as compared to prior year, as well as lower sales in the fourth quarter 2022 as compared to prior year.
Income taxes had a $59 million unfavorable indirect cash flow use of cash driven primarily by higher tax payments made in 2022 as compared to prior year.
This activity was partially offset by the increase in the reserve for uncertain tax positions which had a $42 million favorable impact on an indirect basis. Incentive compensation had a $33 million favorable impact on operating cash flow. Specifically, incentive compensation cash payments made during the first quarter 2022 were approximately $25 million lower than those made in first quarter 2021. Additionally, on an indirect basis, the December 31, 2022 accrual for payout in the first quarter 2023 was approximately $8 million higher than the accrual at December 31, 2021. The higher accrual is due to achievement of performance metrics in the respective years. Indirect taxes were also favorable by $25 million compared to the prior year driven by the timing of payments in 2022 as compared to the prior year.
2021 vs. 2020
Net cash provided by operating activities was $710 million during 2021, as compared to $737 million during 2020.
Net cash used by our working capital accounts (inventories, trade receivables, and accounts payable) was $74 million unfavorable during 2021, as compared to 2020. The impact of inventory on cash flow from operating activities was $141 million unfavorable compared to 2020, as a result of higher balances due primarily to raw material cost inflation, coupled with business growth and stock build to mitigate continued global supply chain disruptions. Trade receivables was $138 million unfavorable to 2020, due to the impact of higher sales and the year over year impact of our accounts receivable factoring program (2020 year over year increase was more significant than the 2021 increase). The unfavorable cash flow impact of inventory and trade receivables was partially offset by accounts payable, which generated $205 million higher cash flow than 2020. Accounts payable was favorable due to continued raw material price increases throughout 2021 compared to price decreases during 2020, as well as higher logistic and freight balances throughout 2021 due to global supply chain disruptions.
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
Investing Activities
2022 vs. 2021
Net cash used in investing activities was $243 million during 2022, compared to net cash used in investing activities of $126 million during 2021.
In 2022, SEE generated a total of $9 million from the sale of businesses and property and equipment primarily related to the disposal of land in the UK. Cash received from the sale of businesses and property equipment in 2021 was $89 million, primarily driven by the 2021 sale of Reflectix, Inc. which generated proceeds of $83 million.
Capital expenditures were $24 million higher during 2022 as compared to 2021. The increase reflects the Company's continued investment in assets to support growth in our business.
During 2022, we invested a total of $20 million in the business under our SEE Ventures initiative, comprised of the following activity:
•$10 million for the acquisition of Foxpak, a digital printing pioneer that partners with brands to deliver highly decorated packaging solutions; stand-up and spout pouches, and sachets that serve a variety of markets including food retail, pet food, seafood, and snacks;
•$8 million made in the form of a convertible debt of an investee company focused on digital cutting and creasing systems;
•$1 million made in the form of a convertible debt of an investee company focused on developing digital advancements in packaging; and
•$1 million investment in a fund aimed to advance scalable recycling technologies, equipment upgrades and infrastructure solutions, which is being accounted for as an equity method investment.
The settlement of foreign currency forward contracts generated $5 million during 2022 as compared to $8 million in 2021. Additionally, Corporate Owned Life Insurance contracts generated $8 million during 2021, with no similar activity in 2022.
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
Additionally, the settlement of foreign currency forward contracts generated $8 million during 2021 and Corporate Owned Life Insurance contracts generated $8 million during 2021. This compares to cash generation from foreign currency forward contracts of $2 million during 2020.
These investing cash sources were offset by investments in the business under our SEE Ventures initiative as well as higher capital expenditures.
Capital expenditures were $32 million higher during 2021 as compared to 2020. The increase reflects the Company's continued investment in assets which support growth coupled with lower spending in the prior year due to the impact of COVID-19.
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
See Note 16, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for more information on our equity investments.
Investing activity in 2020 also included cash generation of $14 million from the maturity of cash deposits greater than 90 days (marketable securities), with no similar activity in 2021.
Financing Activities
2022 vs. 2021
Net cash used in financing activities was $447 million during 2022, compared to net cash used in financing activities of $576 million during 2021. The decrease in cash outflows for financing activities was primarily related to a decrease in share repurchases.
During 2022, the Company paid $280 million for share repurchases, compared to $403 million during in 2021.
Debt related activities were a cash use of $11 million during 2022, compared to a use of cash of $32 million during 2021. Cash activity in 2022 related to debt was primarily due to the early extinguishment of the 5.250% Senior Notes due 2023, resulting in a cash outflow of $440 million (including early payment premium of $10 million), partially offset by receipts from the issuance of $425 million 5.000% Senior Notes due 2029, net of $4 million in capitalized issuance costs. Cash activity in 2021 related to debt primarily related to receipts from the issuance of $600 million 1.573% Senior Secured Notes due 2026, net of $5 million in capitalized issuance costs. This was offset by the payment of $442 million related to the early extinguishment of the 4.875% Senior Note due 2022 (including early payment premium of $17 million), and $183 million in payments on the Company's Term Loan A, which includes the scheduled quarterly payments and the early repayment of $175 million in principal amount using the proceeds of the 1.573% Senior Secured Notes issuance.
Dividends paid of approximately $118 million in 2022 were $3 million higher than the prior year due to the increase in quarterly dividend announced in the second quarter 2021.
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
Dividends paid of $116 million were $15 million higher than 2020 due to the increase in quarterly dividend announced in the second quarter 2021.
Debt related activities were a cash use of $32 million during 2021, compared to a use of cash of $105 million during 2020. Cash used for debt related activities during 2020 was primarily related to payment of the outstanding balance on the Company's revolving credit facility from 2019 utilization. Cash activity in 2021 related to debt primarily related to receipts from the issuance of $600 million 1.573% Senior Secured Notes due 2026, net of $5 million in capitalized issuance costs. This was offset by the payment of $442 million related to the early extinguishment of the 4.875% Senior Note due 2022 (including early payment premium of $17 million), and $183 million in payments on the Company's Term Loan A, which includes the scheduled quarterly payments and the early repayment of $175 million in principal amount using the proceeds of the 1.573% Senior Secured Notes issuance.
Changes in Working Capital

	December 31,
(In millions)	2022		2021		Change
Working capital (current assets less current liabilities)	$35.0		$62.3		$(27.3)
Current ratio (current assets divided by current liabilities)	1.0	x	1.0	x
Quick ratio (current assets, less inventories divided by current liabilities)	0.6	x	0.7	x

The $27 million, or 44%, decrease in working capital was primarily due to the following:
•increase in other current liabilities of $212 million, primarily due to the reclass of uncertain tax positions to current liabilities as they are expected to be settled in cash within the next year; and
•$105 million decrease in cash and cash equivalents.
These decreases in working capital were partially offset by:
•increase in inventories, net of inventory reserves, of $141 million, primarily due to rising input costs and planned stock build as a result of supply disruptions;
•decrease in accounts payable of $94 million; and
•decrease in current portion of long-term debt of $53 million, primarily due to the refinancing of $475 million Term Loan A, which extended its maturity date to March 2027, partially offset by the reclassification of $426 million related to the Senior Notes due September 2023.
Changes in Stockholders’ Equity
The $95 million increase in stockholders’ equity in 2022 compared with 2021 was due to:
•net earnings of $492 million;
•the effect of share-based incentive compensation of $25 million, including the impact of share-based compensation expense and netting of shares to cover the employee tax withholding amounts;
•stock issued for profit sharing contribution paid in stock of $23 million;
•unrealized gains on derivative instruments of $21 million; and
•a net decrease in accumulated other comprehensive loss ("AOCL") of $11 million on unrecognized pension items due primarily to market conditions impacting actuarial assumptions as of our annual pension valuation date.
These increases were partially offset by:
•repurchases of 4.5 million shares of our common stock for $280 million, including commissions paid (See Note 21, “Stockholders’ (Deficit) Equity” for further details);

•dividends paid on our common stock and dividend equivalent accruals related to unvested equity awards of $119 million; and
•Cumulative Translation Adjustment (“CTA”) loss of $77 million.
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
Foreign Currency Forward Contracts
At December 31, 2022, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
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
The Company performed a qualitative assessment of the goodwill by reporting unit as of October 1, 2022. Based on our qualitative assessment, we believe it is more likely than not that the fair value of each of our reporting units sufficiently exceeds the carrying value. As part of our analysis, we performed a look back over the key assumptions impacting the quantitative test performed in 2020, including forecasted operating results and discount rates.
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
In the fourth quarter of 2021, we performed a qualitative assessment and in the fourth quarter of 2020, we performed quantitative assessment for our annual impairment test. No indication of goodwill impairment was identified in 2021 or 2020.
See Note 9, “Goodwill and Identifiable Intangible Assets, net,” for details of our goodwill balances as of 2022, 2021 and 2020 and additional information related to the qualitative assessment performed in 2022.
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

At December 31, 2022, the total projected benefit obligation for our U.S. pension plan was $140 million, and the total benefit income for the year ended December 31, 2022 was $3 million. At December 31, 2022, the total projected benefit obligation for our international pension plans was $482 million, and the total benefit cost for the year ended December 31, 2022 was $1 million. The employer service cost of our pension plans is charged to Cost of sales and Selling, general and administrative expenses. All other components of benefits expense are recorded to Other (expense) income, net.
Material changes to the principal assumptions could have a material impact on the costs, and the value of assets or liabilities recognized on our Consolidated Financial Statements. A 25 basis point change in the assumed discount rate and a 100 basis point change in the expected long-term rate of return on plan assets would have resulted in the following increases (decreases) in the projected benefit obligation at December 31, 2022 and the expected net periodic benefit cost for the year ending December 31, 2023:

United States	25 Basis Point Increase (In millions)	25 Basis Point Decrease (In millions)
Discount Rate
Effect on 2022 projected benefit obligation	$(3.0)	$3.1
Effect on 2023 expected net periodic benefit cost	—	—
	100 Basis Point Increase (In millions)	100 Basis Point Decrease (In millions)
Return on Assets
Effect on 2023 expected net periodic benefit cost	$(1.1)	$1.1

International	25 Basis Point Increase (In millions)	25 Basis Point Decrease (In millions)
Discount Rate
Effect on 2022 projected benefit obligation	$(13.9)	$14.5
Effect on 2023 expected net periodic benefit cost	—	—
	100 Basis Point Increase (In millions)	100 Basis Point Decrease (In millions)
Return on Assets
Effect on 2023 expected net periodic benefit cost	$(4.4)	$4.4
During the fourth quarter of 2021, the Company purchased a buy-in insurance contract which covered the remaining portion of the liability for one of our defined benefit pension plans in the UK. The total projected benefit obligation of the plan is $8 million. The projected benefit obligation was developed using actuarial assumptions that would be used in a plan termination or buy-out basis. Under a full buy-out, the liabilities are fully transferred to an insurance or annuity provider and SEE would no longer maintain the liability or administrative responsibilities. We expect this plan to move to full buy-out in 2023. As of December 31, 2022, the fair value of the assets for this plan matched the projected benefit obligation and there was no material net balance sheet position for this plan recorded within our assets or liabilities. The plan has an accumulated comprehensive loss of $7 million ($5 million, net of tax), recorded within AOCL in Stockholders' Equity on our Consolidated Balance Sheets as of December 31, 2022. Upon plan termination or full buy-out, the accumulated comprehensive loss would be recognized to Other (expense) income, net within the Consolidated Statements of Operations.
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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At December 31, 2022, we had no outstanding interest rate swaps, collars or options.
The information set forth in Note 15, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 16, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $68 million in the fair value of the total debt balance at December 31, 2022. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
Argentina
Economic events in Argentina, including the default on some of its international debt obligations, which have subsequently been renegotiated, exposed us to heightened levels of foreign currency exchange risks. Despite some recent debt restructuring, fluctuations in foreign exchange rates on the Argentine Peso continue to impact our financial results. As of July 1, 2018, Argentina was designated as a highly inflationary economy. For the years ended December 31, 2022, 2021 and 2020, we recognized a remeasurement loss of $9 million, $4 million and $5 million, respectively, within Other (expense) income, net on the Consolidated Statements of Operations, related to the designation of Argentina as a highly inflationary economy under U.S. GAAP. See Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards,” for additional information. As of December 31, 2022, 1% of our consolidated net sales were derived from our products sold in Argentina and net assets include $6 million of cash and cash equivalents domiciled in Argentina. Also, as of December 31, 2022, our Argentina subsidiaries had cumulative translation losses of $22 million.

Russia
Recent fluctuations of the ruble have exposed us to heightened levels of foreign currency exchange risks. As of December 31, 2022, less than 2% of our consolidated net sales were derived from products sold in Russia. Assets include $10 million of cash and cash equivalents domiciled in Russia. Also, as of December 31, 2022, our Russia subsidiary had cumulative translation losses of $36 million.
Brazil
Recent economic events in Brazil, including changes in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of December 31, 2022, we do not anticipate these events will have a material impact on our 2023 results of operations. As of December 31, 2022, 3% of our consolidated net sales were derived from products sold in Brazil and net assets include $25 million of cash and cash equivalents domiciled in Brazil. Also, as of December 31, 2022, our Brazil subsidiaries had cumulative translation losses of $66 million.
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
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at December 31, 2022 would have caused us to pay approximately $30 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
Our foreign currency forward contracts are described in Note 15, “Derivatives and Hedging Activities,” which is incorporated herein by reference.
Net Investment Hedge
The €400 million 4.500% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The decrease in the translated value of the debt was $18 million, net of deferred tax, as of December 31, 2022 and is reflected in AOCL, net of taxes on our Consolidated Balance Sheets.
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
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower or in euros as is the case with the issuance of €400 million of 4.500% senior notes due 2023. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The U.S. dollar equivalent amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $467 million and $492 million at December 31, 2022 and 2021, respectively.
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
Pensions
Many of our U.S. and International defined benefit pension plans are invested in assets which will be used to cover future benefit payments. Assets may include investments in mutual funds, collective investment trusts, index-funds, corporate bonds, government-backed bonds and insurance contracts or annuity "buy-ins." The assets include both return seeking assets and liability-hedging assets. As the population of the plan participants age and future cash flows become more certain, we undertake asset de-risking initiatives, including the purchase of buy-in contracts, particularly in the UK. These investments provide a stream of income equal to future benefit payments for pre-defined groups of participants; however, the Company maintains the primary liability for the projected benefit obligation related to these groups. As of December 31, 2022 and 2021, buy-in contracts represented $98 million, or 17%, and $135 million, or 16%, of the Company's total plan assets, respectively. Additionally, our plan assets may, from time to time, be invested in assets designed to diversify the investment portfolio and protect against equity market movements. Some of these assets may only be redeemed on a quarterly basis. As of December 31, 2022 and 2021, equity diversifying assets represented $84 million, or 15%, and $95 million, or 11%, of the Company's total plan assets, respectively. Other than the buy-in contracts and equity diversifiers noted above, we believe that our plan assets are highly liquid and may be readily redeemed to cover necessary plan payments. There is a high degree of predictability of payments made from our defined benefit plans.
Based upon the annual valuation of our defined benefit pension plans at December 31, 2022, we expect net periodic benefit cost to be approximately $8 million in 2023. See Note 17, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” for further details on our defined benefit pension plans.
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
Sealed Air Corporation

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Sealed Air Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sealed Air Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2022 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Unrecognized Tax Benefits from Uncertain Tax Positions
As described in Notes 2 and 19 to the consolidated financial statements, the Company has recorded unrecognized tax benefits from uncertain tax positions of $420.1 million as of December 31, 2022. The Company is subject to income taxes in the U.S. and in various foreign jurisdictions. Judgment is required by management in calculating the Company’s worldwide provision for income taxes. As disclosed by management, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. If the payment of additional taxes and interest ultimately proves unnecessary or less than the amount of the reserve, the reversal of the reserves would result in tax benefits being recognized in the period when management determines the reserves are no longer necessary. If an estimate of tax reserves proves to be less than the ultimate assessment, a further charge to the income tax provision would result.
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
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 21, 2023

We have served as the Company's auditor since 2019.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(In USD millions, except share and per share data)	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$456.1	$561.0
Trade receivables, net of allowance for credit losses of $11.5 in 2022 and $11.1 in 2021	592.4	620.3
Income tax receivables	40.3	28.8
Other receivables	104.2	83.7
Inventories, net of inventory reserves of $28.9 in 2022 and $24.1 in 2021 (Note 7)	866.3	725.7
Prepaid expenses and other current assets	57.5	50.1
Total current assets	2,116.8	2,069.6
Property and equipment, net (Note 8)	1,275.9	1,232.0
Goodwill (Note 9)	2,174.5	2,189.4
Identifiable intangible assets, net (Note 9)	138.4	152.6
Deferred taxes	141.5	138.4
Non-current assets held for sale	—	1.5
Operating lease right-of-use-assets (Note 4)	70.2	63.8
Other non-current assets	297.4	382.0
Total assets	$6,214.7	$6,229.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings (Note 14)	$6.6	$1.3
Current portion of long-term debt (Note 14)	434.0	487.2
Current portion of operating lease liabilities (Note 4)	24.0	21.2
Accounts payable	865.6	959.9
Accrued restructuring costs (Note 12)	14.7	10.2
Income tax payable	19.9	22.7
Other current liabilities (Note 13)	717.0	504.8
Total current liabilities	2,081.8	2,007.3
Long-term debt, less current portion (Note 14)	3,237.9	3,219.6
Long-term operating lease liabilities, less current portion (Note 4)	49.6	44.5
Deferred taxes	33.4	46.7
Non-current liabilities held for sale	—	0.9
Other non-current liabilities (Note 13)	467.9	661.6
Total liabilities	5,870.6	5,980.6
Commitments and Contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2022 and 2021	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 233,233,456 in 2022 and 232,483,281 in 2021; shares outstanding: 144,672,113 in 2022 and 148,099,157 in 2021 (Note 21)	23.3	23.2
Additional paid-in capital	2,155.3	2,123.4
Retained earnings	3,163.4	2,790.7
Common stock in treasury, 88,561,343 shares in 2022 and 84,384,124 shares in 2021 (Note 21)	(4,019.1)	(3,754.7)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(126.3)	(137.5)
Cumulative translation adjustment	(837.5)	(760.5)
Unrealized net loss on net investment hedges	(18.3)	(38.3)
Unrealized net gain on cash flow hedges	3.3	2.4
Total accumulated other comprehensive loss, net of taxes (Note 22)	(978.8)	(933.9)
Total stockholders’ equity	344.1	248.7
Total liabilities and stockholders’ equity	$6,214.7	$6,229.3
See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
(In USD millions, except per share data)	2022	2021	2020
Net sales	$5,641.9	$5,533.8	$4,903.2
Cost of sales	3,869.0	3,852.9	3,293.9
Gross profit	1,772.9	1,680.9	1,609.3
Selling, general and administrative expenses	786.2	772.4	773.7
Gain on sale of businesses and property and equipment	6.3	45.7	1.0
Amortization expense of intangible assets	36.1	38.8	37.5
Restructuring charges (Note 12)	12.1	14.5	11.0
Operating profit	944.8	900.9	788.1
Interest expense, net	(162.3)	(167.8)	(174.4)
Other (expense) income, net (Note 23)	(53.2)	(16.9)	12.5
Earnings before income tax provision	729.3	716.2	626.2
Income tax provision (Note 19)	238.0	225.0	142.1
Net earnings from continuing operations	491.3	491.2	484.1
Gain on sale of discontinued operations, net of tax	0.3	15.6	18.8
Net earnings	$491.6	$506.8	$502.9
Basic:
Continuing operations	$3.37	$3.26	3.12
Discontinued operations	—	0.10	0.12
Net earnings per common share - basic (Note 24)	$3.37	$3.36	$3.24
Diluted:
Continuing operations	$3.33	$3.22	$3.10
Discontinued operations	—	0.10	0.12
Net earnings per common share - diluted (Note 24)	$3.33	$3.32	$3.22
Weighted average number of common shares outstanding in millions: (Note 24)
Basic	145.9	150.9	155.2
Diluted	147.4	152.4	156.0

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2022			2021			2020
(In USD millions)	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings			$491.6			$506.8			$502.9
Other comprehensive income (loss):
Unrecognized pension items	$14.2	$(3.0)	11.2	$47.7	$(12.7)	35.0	$(35.2)	$8.8	(26.4)
Unrealized gains (losses) on derivative instruments for net investment hedge	26.6	(6.6)	20.0	38.9	(9.7)	29.2	(44.0)	11.0	(33.0)
Unrealized gains (losses) on derivative instruments for cash flow hedge	1.3	(0.4)	0.9	5.8	(1.6)	4.2	(2.9)	0.9	(2.0)
Foreign currency translation adjustments	(77.0)	—	(77.0)	(38.8)	—	(38.8)	7.0	(0.1)	6.9
Other comprehensive (loss) income	$(34.9)	$(10.0)	(44.9)	$53.6	$(24.0)	29.6	$(75.1)	$20.6	(54.5)
Comprehensive income, net of taxes			$446.7			$536.4			$448.4
See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ (Deficit) Equity

(In USD millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2019	$23.2	$2,073.5	$1,998.5	$(3,382.4)	$(909.0)	$(196.2)
Effect of share-based incentive compensation	—	31.2	—	—	—	31.2
Stock issued for profit sharing contribution paid in stock	—	(11.7)	—	36.1	—	24.4
Repurchases of common stock	—	—	—	(34.6)	—	(34.6)
Unrecognized pension items, net of taxes	—	—	—	—	(26.4)	(26.4)
Foreign currency translation adjustments, net of taxes	—	—	—	—	6.9	6.9
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(35.0)	(35.0)
Net earnings	—	—	502.9	—	—	502.9
Dividends on common stock ($0.64 per share)	—	—	(100.7)	—	—	(100.7)
Balance at December 31, 2020	$23.2	$2,093.0	$2,400.7	$(3,380.9)	$(963.5)	$172.5
Effect of share-based incentive compensation	—	30.2	—	—	—	30.2
Stock issued for profit sharing contribution paid in stock	—	0.2	—	27.8	—	28.0
Repurchases of common stock	—	—	—	(401.6)	—	(401.6)
Unrecognized pension items, net of taxes	—	—	—	—	35.0	35.0
Foreign currency translation adjustments, net of taxes	—	—	—	—	(38.8)	(38.8)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	33.4	33.4
Net earnings	—	—	506.8	—	—	506.8
Dividends on common stock ($0.76 per share)	—	—	(116.8)	—	—	(116.8)
Balance at December 31, 2021	$23.2	$2,123.4	$2,790.7	$(3,754.7)	$(933.9)	$248.7
Effect of share-based incentive compensation	0.1	25.0	—	—	—	25.1
Stock issued for profit sharing contribution paid in stock	—	6.9	—	15.8	—	22.7
Repurchases of common stock	—	—	—	(280.2)	—	(280.2)
Unrecognized pension items, net of taxes	—	—	—	—	11.2	11.2
Foreign currency translation adjustments, net of taxes	—	—	—	—	(77.0)	(77.0)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	20.9	20.9
Net earnings	—	—	491.6	—	—	491.6
Dividends on common stock ($0.80 per share)	—	—	(118.9)	—	—	(118.9)
Balance at December 31, 2022	$23.3	$2,155.3	$3,163.4	$(4,019.1)	$(978.8)	$344.1
 See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In USD millions)	2022	2021	2020
Net earnings	$491.6	$506.8	$502.9
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	184.6	186.4	174.2
Share-based incentive compensation	50.5	43.5	41.7
Profit sharing expense	23.5	22.4	27.8
Loss on debt redemption and refinancing activities	11.2	18.6	—
Impairment of debt investment	—	8.0	—
Provision for allowance for credit losses on trade receivables	6.2	2.1	3.7
Provisions for inventory obsolescence	19.8	9.5	9.0
Deferred taxes, net	(29.7)	37.3	81.7
Net gain on sale of businesses	(0.7)	(59.3)	(19.0)
Impairment loss/fair value (gain) on equity investments, net	30.6	(6.6)	(15.1)
Other non-cash items	9.8	9.4	2.9
Changes in operating assets and liabilities:
Trade receivables, net	2.6	(110.9)	27.4
Inventories	(178.5)	(165.7)	(25.2)
Income tax receivable/payable	(13.6)	45.7	(31.3)
Accounts payable	(72.1)	206.1	0.8
Customer advance payments	1.4	15.1	10.8
Other assets and liabilities	76.1	(58.7)	(55.3)
Net cash provided by operating activities	$613.3	$709.7	$737.0
Cash flows from investing activities:
Capital expenditures	$(237.3)	$(213.1)	$(181.1)
Investment in marketable securities	—	—	13.9
Proceeds related to sale of businesses and property and equipment, net	9.4	89.4	12.4
Businesses acquired in purchase transactions, net of cash acquired	(9.6)	(0.1)	1.2
Payments associated with debt, equity, and equity method investments	(10.6)	(18.0)	(8.2)
Settlement of foreign currency forward contracts	5.1	8.4	1.5
Proceeds of corporate owned life insurance	—	7.7	—
Other investing activities	—	—	0.5
Net cash used in investing activities	$(243.0)	$(125.7)	$(159.8)
Cash flows from financing activities:
Net proceeds (payments) of short-term borrowings	$5.5	$(5.9)	$(99.0)
Proceeds from long-term debt	423.3	601.5	—
Payments of long-term debt	(425.0)	(610.4)	(5.6)
Dividends paid on common stock	(118.5)	(115.6)	(100.4)
Repurchases of common stock	(280.2)	(403.1)	(33.0)
Payments for debt modification/extinguishment costs	(15.2)	(17.0)	—
Impact of tax withholding on share-based compensation	(26.6)	(14.8)	(11.6)
Principal payments related to financing leases	(10.0)	(10.5)	(11.6)
Other financing activities	—	—	(0.5)
Net cash used in financing activities	$(446.7)	$(575.8)	$(261.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$(28.5)	$4.1	$(29.2)
Cash Reconciliation:
Cash and cash equivalents	$561.0	$548.7	$262.4
Restricted cash and cash equivalents	—	—	—
Balance, beginning of period	$561.0	$548.7	$262.4
Net change during the period	(104.9)	12.3	286.3
Cash and cash equivalents	$456.1	$561.0	$548.7
Restricted cash and cash equivalents	—	—	—
Balance, end of period	$456.1	$561.0	$548.7

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$174.5	$175.2	$187.7
Income tax payments, net of cash refunds	$192.2	$112.6	$102.0

SEALED AIR CORPORATION AND SUBSIDIARIES

	Year Ended December 31,
(In USD millions)	2022	2021	2020
Restructuring payments including associated costs	$21.5	$27.7	$73.7
Non-cash items:
Transfers of shares of common stock from treasury for profit-sharing plan contributions	$22.7	$28.0	$24.4
See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1 Organization and Nature of Operations
We are a leading global provider of packaging solutions integrating high-performance materials, automation, equipment, and services. Sealed Air Corporation designs and delivers packaging solutions that preserve food, protect goods, automate packaging processes, and enable e-commerce and digital connectivity for packaged goods. Our packaging solutions help customers automate their operations to be increasingly touchless and more resilient, safer, less wasteful, and enhance brand engagement with consumers. We deliver our packaging solutions to an array of end markets including fresh proteins, foods, fluids, medical and healthcare, e-commerce, logistics and omnichannel fulfillment operations, and industrials.
Our portfolio of packaging solutions includes CRYOVAC® brand food packaging, SEALED AIR® brand protective packaging, AUTOBAG® brand automated systems, BUBBLE WRAP® brand packaging, SEE Touchless Automation™ solutions and prismiq™ smart packaging and digital printing. We have established leading market positions through our differentiated packaging solutions, well-established customer relationships, iconic brands, and global scale and market access.
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
We translate assets and liabilities of our operations in countries with highly inflationary economies at the end of period exchange rates, except that nonmonetary asset and liability amounts are translated at historical exchange rates. In countries with highly inflationary economies, we translate items reflected in the Consolidated Statements of Operations at average rates of exchange prevailing during the period, except that nonmonetary amounts are translated at historical exchange rates.
Impact of Highly Inflationary Economy: Argentina
Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into U.S. dollars using the current exchange rate available to us. The impact of any changes in the exchange rate are reflected in within Other (expense) income, net on the Consolidated Statements of Operations. For the years ended December 31, 2022, 2021 and 2020, the Company recorded remeasurement losses of $8.9 million, $3.6 million, and $4.7 million, respectively related to our subsidiaries in Argentina. The exchange rate as of December 31, 2022, 2021 and 2020 was 176.8, 102.7 and 84.1, respectively.
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
Research and Development
We expense research and development costs as incurred. Research and development costs were $102.5 million in 2022, $99.8 million in 2021 and $95.9 million in 2020.
Share-Based Incentive Compensation
At the 2014 Annual Meeting, the 2014 Omnibus Incentive Plan (the “Omnibus Plan”) was approved by our stockholders. Subsequently, the Board of Directors adopted, and at the Annual Stockholders' meetings in both 2018 and 2021, our stockholders approved, amendments and restatements to the 2014 Omnibus Incentive Plan. See Note 21, “Stockholders’ (Deficit) Equity,” of the Notes for further information on this plan.
We record share-based compensation awards exchanged for employee services at fair value on the date of grant and record the expense for these awards in Cost of sales and in Selling, general and administrative expenses, as applicable, on our Consolidated Statements of Operations over the requisite employee service period. Our annual grant cycle occurs after our year-end financial results have been released. We consider the impact that material, non-public information may have on the fair value of our share-based incentive awards. As of December 31, 2022, there are no outstanding awards with values that have been adjusted in light of material, non-public information. Share-based incentive compensation expense, which includes an estimate for forfeitures and a factor for anticipated achievement levels, is generally recognized over the expected term of the award on a straight-line basis. The Company accelerates expense on performance-based awards using a graded vesting schedule for employees who meet retirement eligibility requirements prior to the end of the award’s service period. For performance-based awards, the Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable. For performance awards with market-based conditions, the fair value of the award is determined at the grant date and is recognized at 100% over the performance period regardless of actual market condition performance in accordance with ASC 718.
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
Time deposits or certificate of deposits with maturities greater than 90 days from the time of purchase are considered marketable securities and classified within Prepaid expenses and other current assets in our Consolidated Balance Sheets. Any investments made in longer-term time deposits or maturities and conversion out of the longer-term time deposits during the current year are reflected as an Investment in marketable securities on our Consolidated Statements of Cash Flows.
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
We have a European accounts receivable securitization and purchase program with a special purpose vehicle ("SPV"), two banks and a group of our European subsidiaries. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV, and are exposed to the risk of uncollectable receivables held by the SPV. Therefore, the SPV is consolidated in our Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as Short-term borrowings on our Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Consolidated Balance Sheets. See Note 10, “Accounts Receivable Securitization Programs,” for further details.
Accounts Receivable Factoring Agreements
The Company has entered into factoring agreements and customers' supply chain financing arrangements to sell certain trade receivables to unrelated third-party financial institutions. These programs are entered into in the normal course of business. We account for these transactions in accordance with ASC Topic 860. ASC Topic 860 allows for the ownership transfer of accounts receivable to qualify for true-sale treatment when the appropriate criteria is met, which permits the balances sold under the program to be excluded from Trade receivables, net on the Consolidated Balance Sheets. Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has no continuing involvement in the transferred receivables. In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold. See Note 11, “Accounts Receivable Factoring Agreements,” for further details.
Trade Receivables, Net
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Trade receivables, which are included on the Consolidated Balance Sheets, are stated at amounts due from our customers net of allowances for expected credit losses on trade receivables.
Allowance for Credit Losses
We are exposed to credit losses primarily through our sales of packaging solutions to third-party customers. Our customers' (the counterparty) ability to pay is assessed through our internal credit review processes. Based on the dollar value of credit extended, we assess our customers' credit by reviewing the total expected receivable exposure, expected timing of payments and the customers' established credit ratings. In determining customer creditworthiness, we assess our customers' credit utilizing different resources including external credit validations and/or our own assessment through analysis of the customers' financial statements and review of trade/bank references. We also consider contract terms and conditions, country and political risk, and the customers' mix of products purchased (for example: equipment vs. materials) in our evaluation. A credit limit is established for each customer based on the outcome of this review. Credit limits are reviewed at least annually for existing customers.
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
Our allowance for credit losses on trade receivables is assessed at the end of each quarter based on an analysis of historical losses and our assessment of future expected losses. For the years ended December 31, 2022, 2021 and 2020, $6.2 million, $2.1 million and $3.7 million, respectively, was charged to our allowance for credit losses related to our trade receivables.
Supply Chain Financing Arrangements
We facilitate a voluntary supply chain financing program to provide some of our suppliers with the opportunity to sell receivables due from us (our accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. These programs are administered by participating financial institutions. Should the supplier choose to participate in the program, it will receive payment from the financial institution in advance of agreed payment terms; our responsibility is limited to making payments to the respective financial institutions on the terms originally negotiated with our supplier. The range of payment terms is consistent regardless of a vendor's participation in the program. We monitor our days payable outstanding relative to our peers and industry trends in order to assess our conclusion that these programs continue to be trade payable programs and not indicative of borrowing arrangements. The liabilities continue to be presented as Accounts payable in our Consolidated Balance Sheets until they are paid, and they are reflected as cash flows from operating activities when settled.
Equity Investments
We maintain strategic investments in other companies. As of December 31, 2022, these investments qualified and are accounted for under the measurement alternative described in ASC 321 for equity investments that do not have readily determinable fair values. These investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. We do not exercise significant influence over these companies. These investments are carried on our Consolidated Balance Sheets within Other non-current assets. Changes in fair value based on impairment or resulting from observable price changes are recorded in earnings and included within Other (expense) income, net on the Consolidated Statements of Operations. See Note 16, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for further details.
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
Identifiable intangible assets consist primarily of patents, licenses, trademarks, trade names, customer lists and relationships, non-compete agreements, software and technology-based intangibles and other contractual agreements. We amortize finite-lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, currently ranging from an original useful life of 1 to 28 years, on a straight-line basis to their estimated residual values, and we review them for impairment upon the identification of events or changes in circumstances that indicate the carrying amount of the asset may not be recoverable.
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
Self-Insurance
We retain the obligation for specified claims and losses related to property, casualty, workers’ compensation and employee benefit claims. We accrue for outstanding reported claims and claims that have been incurred but not reported based upon management’s estimates of the aggregate liability for retained losses using historical experience, insurance company estimates and the estimated trends in claim values. Our estimates include management’s and independent insurance companies’ assumptions regarding economic conditions, the frequency and severity of claims and claim development patterns and settlement practices. These estimates and assumptions are monitored and evaluated on a periodic basis by management and are adjusted when warranted by changing circumstances. Although management believes the assumptions and estimates used provide a reasonable basis to adequately project and record estimated claim payments, actual results could differ significantly from the recorded liabilities.
Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
For a number of our U.S. and international employees, we maintain defined benefit pension plans and other post-employment benefit plans. We are required to make assumptions regarding the valuation of projected benefit obligations and accumulated benefit obligations, as well as the performance of plan assets for our defined benefit pension plans.
We review and approve the assumptions made by our third-party actuaries regarding the valuation of benefit obligations and performance of plan assets. The most significant assumptions impacting the valuation of our benefit obligations and the related net benefit income or cost are the discount rate and the expected future rate of return on plan assets. The measurement date used to determine benefit obligations and the fair value of plan assets is December 31. In general, changes to these assumptions could impact our consolidated financial condition or results of operations.
We recognize the funded status of each plan as the difference between the fair value of plan assets and the projected benefit obligation or accumulated benefit obligation. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability on our Consolidated Balance Sheets.

See Note 17, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” and Note 18, “Other Post-Employment Benefit Plans,” for additional information about the Company’s benefit plans.
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
Restricted stock issued under our Omnibus Plan prior to January 1, 2018 contained non-forfeitable rights to dividends during the contractual vesting period of the share-based award and was therefore included in computing earnings per common share using the “two-class method.” The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings. At December 31, 2022 and 2021, the Company did not have any outstanding non-vested share-based payment awards that contained non-forfeitable rights to dividends. At December 31, 2020 and during the year then ended, the impact of share-based payment awards that contained non-forfeitable rights to dividends was nominal.
See Note 24, “Net Earnings Per Common Share,” for further discussion.
Recently Adopted Accounting Standards
In November 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). ASU 2021-10 requires business entities to disclose information about certain types of government assistance received in the notes to the financial statements. The Company adopted ASU 2021-10 for the year ending December 31, 2022. The adoption did not have a material impact on the Company's Consolidated Financial Statements and related disclosures.
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
Recently Issued Accounting Standards
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"). ASU 2022-04 requires the buyer in a supplier finance program to disclose qualitative and quantitative information about the program. ASU 2022-04 is effective for the Company beginning on January 1, 2023 and is not expected to materially impact the Company's Consolidated Financial Statements with the exception of revised annual disclosures.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Topic 606, Revenue from Contracts with Customers. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the adoption date. ASU 2021-08 is effective for the Company beginning on January 1, 2023 and is not expected to materially impact the Company's Consolidated Financial Statements.
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
Food:
Food solutions are sold to food processors in fresh red meat, smoked and processed meats, poultry, seafood, plant-based, fluids and liquids and cheese markets worldwide. Food offers integrated packaging materials and automated equipment solutions to increase food safety, extend shelf life, reduce food waste, automate processes and optimize total cost. Its materials, automated equipment and service enables customers to reduce costs and enhance their brands in the marketplace.
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
Other Revenue Recognition Considerations:
Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. Revenue recognized from performance obligations satisfied in previous reporting periods was $0.1 million, $4.3 million and $4.5 million, for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Disaggregated Revenue
For the years ended December 31, 2022, 2021 and 2020, revenues from contracts with customers summarized by Segment and Geography were as follows:

	Year Ended December 31, 2022
(In millions)	Food	Protective	Total
Americas	$2,170.9	$1,521.1	$3,692.0
EMEA	682.7	473.4	1,156.1
APAC	436.9	323.5	760.4
Topic 606 Segment Revenue	3,290.5	2,318.0	5,608.5
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	26.7	6.7	33.4
Total	$3,317.2	$2,324.7	$5,641.9

	Year Ended December 31, 2021
(In millions)	Food	Protective	Total
Americas	$1,948.9	$1,542.8	$3,491.7
EMEA	681.4	515.3	1,196.7
APAC	449.5	356.9	806.4
Topic 606 Segment Revenue	3,079.8	2,415.0	5,494.8
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	33.0	6.0	39.0
Total	$3,112.8	$2,421.0	$5,533.8

	Year Ended December 31, 2020
(In millions)	Food	Protective	Total
Americas	$1,779.4	$1,336.1	$3,115.5
EMEA	617.9	410.1	1,028.0
APAC	406.4	324.1	730.5
Topic 606 Segment Revenue	2,803.7	2,070.3	4,874.0
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	21.8	7.4	29.2
Total	$2,825.5	$2,077.7	$4,903.2
Contract Balances
The time when a performance obligation is satisfied and the time when billing and payment occur are generally closely aligned, subject to agreed payment terms, with the exception of equipment accruals, which can be used to purchase both automated and standard range equipment. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the materials transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and when the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The following contract assets and liabilities are included within Prepaid expenses and other current assets and Other current liabilities or Other non-current liabilities on our Consolidated Balance Sheets as of December 31, 2022 and 2021:

	December 31,
(In millions)	2022	2021
Contract assets	$0.5	$1.2
Contract liabilities	$18.2	$20.2
The contract liability balances represent deferred revenue, primarily related to equipment accruals. Revenue recognized in the years ended December 31, 2022, 2021 and 2020, that was included in the contract liability balance at the beginning of the period was $11.9 million, $15.4 million, and $14.0 million, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.
Remaining Performance Obligations

The following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of December 31, 2022 and 2021, as well as the expected timing of recognition of that transaction price.

	December 31,
(In millions)	2022	2021
Short-Term (12 months or less)(1)	$13.0	$15.9
Long-Term	5.2	4.3
Total transaction price	$18.2	$20.2

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
All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our sales-type lease receivable balances at December 31, 2022 and 2021 were as follows:

	December 31,
(In millions)	2022	2021
Short-Term (12 months or less)	$6.5	$5.7
Long-Term	18.6	18.8
Lease receivables	$25.1	$24.5
Sales-type and operating lease revenue was less than 1% of net trade sales for each of the years ended December 31, 2022, 2021, and 2020.
Lessee
SEE has contractual obligations as a lessee with respect to warehouses, offices and manufacturing facilities, IT equipment, automobiles, and material production equipment.

The following table details our lease obligations included in our Consolidated Balance Sheets.

	December 31,
(In millions)	2022	2021
Other non-current assets:
Finance leases - ROU assets	$55.0	$58.0
Finance leases - Accumulated depreciation	(31.7)	(27.3)
Operating lease right-of-use-assets:
Operating leases - ROU assets	156.7	133.5
Operating leases - Accumulated depreciation	(86.5)	(69.7)
Total lease assets	$93.5	$94.5
Current portion of long-term debt:
Finance leases	$(7.6)	$(10.2)
Current portion of operating lease liabilities:
Operating leases	(24.0)	(21.2)
Long-term debt, less current portion:
Finance leases	(16.1)	(19.2)
Long-term operating lease liabilities, less current portion:
Operating leases	(49.6)	(44.5)
Total lease liabilities	$(97.3)	$(95.1)
At December 31, 2022, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(In millions)	Finance leases	Operating leases
2023	$8.6	$26.6
2024	4.5	19.6
2025	2.8	14.0
2026	2.1	10.3
2027	2.0	4.7
Thereafter	8.2	6.6
Total lease payments	28.2	81.8
Less: Interest	(4.5)	(8.2)
Present value of lease liabilities	$23.7	$73.6
The following lease cost is included in our Consolidated Statements of Operations:

	December 31,
(In millions)	2022	2021
Lease cost(1)
Finance leases
Amortization of ROU assets	$10.5	$10.6
Interest on lease liabilities	1.3	1.5
Operating leases	33.2	31.7
Short-term lease cost	2.7	4.9
Variable lease cost	7.0	5.7
Total lease cost	$54.7	$54.4

(1)With the exception of Interest on lease liabilities, we record lease costs to Cost of sales or Selling, general and administrative expenses on the Consolidated Statements of Operations, depending on the use of the leased asset. Interest on lease liabilities is recorded to Interest expense, net on the Consolidated Statements of Operations.

The following table details cash paid related to operating and finance leases included in our Consolidated Statements of Cash Flows and new ROU assets included in our Consolidated Balance Sheets:

	December 31,
(In millions)	2022	2021
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$5.4	$4.8
Operating cash flows - operating leases	$30.6	$30.4
Financing cash flows - finance leases	$10.0	$10.5

ROU assets obtained in exchange for new finance lease liabilities	$8.8	$5.7
ROU assets obtained in exchange for new operating lease liabilities	$34.4	$17.2

	December 31,
	2022	2021
Weighted average information:
Finance leases
Remaining lease term (in years)	6.1	5.9
Discount rate	4.9%	4.6%
Operating leases
Remaining lease term (in years)	4.2	4.4
Discount rate	4.8%	4.7%
Note 5 Acquisition and Divestiture Activity
Acquisition of Foxpak Flexibles Ltd.
On February 2, 2022, SEE acquired Foxpak Flexibles Ltd. (“Foxpak”), a privately-owned Irish packaging solutions company. Foxpak is a digital printing pioneer that partners with brands to deliver highly decorated packaging solutions, stand-up and spout pouches, and sachets that serve a variety of markets including food retail, pet food, seafood, and snacks. This transaction resulted in a purchase price paid of $9.7 million, including purchase price adjustments that were recorded in the second and fourth quarters of 2022. The Company allocated the consideration transferred to the fair value of assets acquired and liabilities assumed, resulting in an allocation to goodwill of $5.2 million and an allocation to identifiable intangible assets of $2.7 million. The acquisition is included in our Food reporting segment. Goodwill is not deductible for tax purposes. A deferred tax liability of $0.3 million on identifiable intangible assets was recorded on the opening balance sheet. The Foxpak acquisition was not material to our consolidated financial statements.
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
Consideration paid for Automated Packaging Systems was $441.4 million in cash. The opening balance sheet included $58.2 million of assumed liabilities in connection with a deferred incentive compensation plan for Automated Packaging Systems' European employees. Related to this plan, payments of $17.4 million and $19.0 million were made during the years ended December 31, 2021 and 2020, respectively. Sealed Air made the final payment to the deferred incentive compensation plan participants of $0.5 million in 2022.

The purchase price was primarily funded with proceeds from the incremental term facility provided for under an amendment to our Third Amended and Restated Credit Agreement. For the year ended December 31, 2020, transaction expenses recognized for the Automated Packaging Systems acquisition were $0.3 million. These expenses are included within Selling, general and administrative expenses in the Consolidated Statements of Operations.
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
Other non-current assets at the opening balance sheet date included the net overfunded position of a closed defined benefit pension plan in the UK. Refer to Note 17, "Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans," for additional information on the Company's other defined benefit pension plans.
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
The selling price of the business was $82.5 million, paid in cash received during the fourth quarter 2021. We recorded a $45.3 million pre-tax gain on the sale of the business, within Gain on sale of businesses and property and equipment on the Consolidated Statements of Operations. The business had a net carrying value of $35.8 million, which included inventory of $6.8 million, trade receivables of $6.6 million, property and equipment of $1.0 million, and goodwill of $23.2 million. The goodwill is not deductible for tax purposes. The assets were partially offset by accrued liabilities which were individually immaterial. We recorded $17.3 million in tax expense related to the gain from the sale of Reflectix within Income tax provision on the Consolidated Statements of Operations for the year ended December 31, 2021.
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

The following tables show Net sales and Segment Adjusted EBITDA by reportable segment:

	Year Ended December 31,
(In millions)	2022	2021	2020
Net sales
Food	$3,317.2	$3,112.8	$2,825.5
As a % of Consolidated net sales	58.8%	56.3%	57.6%
Protective	2,324.7	2,421.0	2,077.7
As a % of Consolidated net sales	41.2%	43.7%	42.4%
Consolidated Net sales	$5,641.9	$5,533.8	$4,903.2

	Year Ended December 31,
(In millions)	2022	2021	2020
Segment Adjusted EBITDA
Food	$755.1	$688.4	$647.5
Food Adjusted EBITDA Margin	22.8%	22.1%	22.9%
Protective	465.6	446.2	408.0
Protective Adjusted EBITDA Margin	20.0%	18.4%	19.6%
Total Segment Adjusted EBITDA	$1,220.7	$1,134.6	$1,055.5

 The following table shows a reconciliation of Segment Adjusted EBITDA to Earnings before income tax provision:

	Year Ended December 31,
(In millions)	2022	2021	2020
Food Adjusted EBITDA	$755.1	$688.4	$647.5
Protective Adjusted EBITDA	465.6	446.2	408.0
Corporate Adjusted EBITDA	(10.5)	(3.0)	(4.4)
Interest expense, net	(162.3)	(167.8)	(174.4)
Depreciation and amortization(1)	(236.8)	(232.2)	(216.5)
Special Items:
Restructuring charges(2)	(12.1)	(14.5)	(11.0)
Other restructuring associated costs(3)	(9.3)	(16.5)	(19.5)
Foreign currency exchange loss due to highly inflationary economies	(8.8)	(3.6)	(4.7)
Loss on debt redemption and refinancing activities	(11.2)	(18.6)	—
Impairment (loss)/fair value gain on equity investments, net	(30.6)	6.6	15.1
Impairment of debt investment	—	(8.0)	—
Charges related to acquisition and divestiture activity	(3.1)	(2.6)	(7.1)
Gain on sale of Reflectix	—	45.3	—
Other Special Items(4)	(6.7)	(3.5)	(6.8)
Pre-tax impact of Special Items	(81.8)	(15.4)	(34.0)
Earnings before income tax provision	$729.3	$716.2	$626.2

(1)    Depreciation and amortization by segment were as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Food	$137.1	$129.1	$122.2
Protective	99.7	103.1	94.3
Total Company depreciation and amortization(i)	236.8	232.2	216.5

(i)Includes share-based incentive compensation of $52.3 million in 2022, $45.8 million in 2021 and $42.3 million in 2020.
(2)    Restructuring charges by segment were as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Food	$8.3	$7.2	$3.2
Protective	3.8	7.3	7.8
Total Company restructuring charges	$12.1	$14.5	$11.0

(3)    Other restructuring associated costs for the year ended December 31, 2022, primarily relate to fees paid to third-party consultants in support of our Reinvent SEE business transformation and site consolidation costs. Other restructuring associated costs for the year ended December 31, 2021, primarily relate to fees paid to third-party consultants in support of our Reinvent SEE business transformation, including a one-time, non-cash CTA loss recognized due to the wind-up of one of our legal entities.
(4)    Other Special Items for the years ended December 31, 2022, 2021 and 2020, primarily included fees related to professional services, including legal fees, directly associated with Special Items of events that are considered one-time or infrequent in nature. For the year ended December 31, 2022, these fees were partially offset by a one-time gain on the disposal of land in the UK.
Assets by Reportable Segments
The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventory, net; property and equipment, net; goodwill; intangible assets, net; and leased systems, net.

	December 31,
(In millions)	2022	2021
Assets allocated to segments:
Food	$2,342.6	$2,169.0
Protective	2,795.7	2,844.3
Total segments	$5,138.3	$5,013.3
Assets not allocated:
Cash and cash equivalents	456.1	561.0
Non-current assets held for sale	—	1.5
Income tax receivables	40.3	28.8
Other receivables	104.2	83.7
Deferred taxes	141.5	138.4
Other	334.3	402.6
Total	$6,214.7	$6,229.3

Geographic Information
The following table shows net sales and total long-lived assets allocated by geography. Sales are attributed to the country/region in which they originate.

	Year Ended December 31,
(In millions)	2022	2021	2020
Net sales(1):
Americas(1)	$3,718.5	$3,522.3	$3,135.6
EMEA	1,160.0	1,200.0	1,031.6
APAC	763.4	811.5	736.0
Total	$5,641.9	$5,533.8	$4,903.2
Total long-lived assets(2):
Americas(2)	$1,052.1	$1,047.8
EMEA	375.0	404.2
APAC	216.4	225.8
Total	$1,643.5	$1,677.8

(1)U.S. net sales were $3,073.0 million, $2,925.4 million and $2,607.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. No non-U.S. country accounted for net sales in excess of 10% of consolidated net sales for the years ended December 31, 2022, 2021 or 2020. Sales are allocated to the country/region based on where each sale originated.
(2)Total long-lived assets represent total assets excluding total current assets, deferred tax assets, goodwill, and intangible assets. Total long-lived assets in the U.S. were $977.0 million and $970.4 million at December 31, 2022 and 2021, respectively. No non-U.S. country had long-lived assets in excess of 10% of consolidated long-lived assets at December 31, 2022 or 2021.
Note 7 Inventories, net
The following table details our inventories, net:

	December 31,
(In millions)	2022	2021
Raw materials	$229.9	$167.6
Work in process	187.1	158.0
Finished goods	449.3	400.1
Total	$866.3	$725.7

Note 8 Property and Equipment, net
The following table details our property and equipment, net.

	December 31,
(In millions)	2022	2021
Land and improvements	$44.1	$47.0
Buildings	783.1	790.2
Machinery and equipment	2,612.3	2,554.0
Other property and equipment	124.5	124.2
Construction-in-progress	222.4	200.8
Property and equipment, gross	3,786.4	3,716.2
Accumulated depreciation and amortization	(2,510.5)	(2,484.2)
Property and equipment, net	$1,275.9	$1,232.0
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment and finance lease ROU assets.

	Year Ended December 31,
(In millions)	2022	2021	2020
Interest cost capitalized	$8.9	$6.8	$5.6
Depreciation and amortization expense(1)	$148.5	$147.6	$136.6

(1)Includes amortization expense of finance lease ROU assets of $10.5 million, $10.6 million, and $10.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 9 Goodwill and Identifiable Intangible Assets, net
Goodwill
The following table shows our goodwill balances by reportable segment. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company performed a qualitative assessment by reporting unit as of October 1, 2022. This assessment included consideration of key factors including macroeconomic conditions, industry and market considerations, cost factors, financial performance, and other relevant entity and reporting unit-specific events. Based on our qualitative assessment, we determined it was not more likely than not that the fair value of any reporting unit was less than its carrying amount. As such, it was not necessary to perform a quantitative test. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed as of October 1, 2022.

Allocation of Goodwill to Reporting Segment
The following table shows our goodwill balances by reportable segment:

(In millions)	Food	Protective	Total
Gross Carrying Value at December 31, 2020	$579.7	$1,833.6	$2,413.3
Accumulated amortization	(49.5)	(141.2)	(190.7)
Carrying Value at December 31, 2020	$530.2	$1,692.4	$2,222.6
Divestiture(1)	—	(23.2)	(23.2)
Currency translation	(3.1)	(7.4)	(10.5)
Gross Carrying Value at December 31, 2021	$576.6	$1,803.0	$2,379.6
Accumulated amortization	(49.3)	(140.9)	(190.2)
Carrying Value at December 31, 2021	$527.3	$1,662.1	$2,189.4
Acquisition(2)	5.2	—	5.2
Currency translation	(9.6)	(11.0)	(20.6)
Gross Carrying Value at December 31, 2022	$572.2	$1,792.0	$2,364.2
Accumulated amortization(3)	(49.0)	(140.7)	(189.7)
Carrying Value at December 31, 2022	$523.2	$1,651.3	$2,174.5
(1)$23.2 million of goodwill was allocated to Reflectix, as part of the business divestiture. Refer to Note 5, "Acquisition and Divestiture Activity," for additional details.
(2)Represents the allocation of goodwill related to our acquisition of Foxpak. See Note 5, "Acquisition and Divestiture Activity," for further details.
(3)The change in accumulated amortization from December 31, 2021 to December 31, 2022 is due to the impact of foreign currency translation.
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
Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	December 31, 2022			December 31, 2021
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$99.5	$(47.1)	$52.4	$102.7	$(42.4)	$60.3
Trademarks and tradenames	30.8	(14.4)	16.4	31.2	(11.5)	19.7
Software	147.7	(111.3)	36.4	125.5	(90.5)	35.0
Technology	67.0	(44.3)	22.7	64.9	(38.3)	26.6
Contracts	11.4	(9.8)	1.6	11.5	(9.4)	2.1
Total intangible assets with definite lives	356.4	(226.9)	129.5	335.8	(192.1)	143.7
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$365.3	$(226.9)	$138.4	$344.7	$(192.1)	$152.6

The following table shows the estimated future amortization expense at December 31, 2022.

Year	Amount (In millions)
2023	$32.5
2024	25.4
2025	20.9
2026	9.1
2027	8.9
Thereafter	32.7
Total	$129.5

Amortization expense was $36.1 million in 2022, $38.8 million in 2021 and $37.5 million in 2020.
The following table shows the remaining weighted average useful life of our definite lived intangible assets as of December 31, 2022.

Remaining weighted average useful lives
Customer relationships	9.6
Trademarks and tradenames	7.7
Software	2.2
Technology	5.0
Contracts	4.8
Total identifiable intangible assets, net with definite lives	6.4
Expected future cash flows associated with the Company's intangible assets are not expected to be materially affected by the Company's intent or ability to renew or extend the arrangements. Based on our experience with similar agreements, we expect to continue to renew contracts held as intangibles through the end of the remaining useful lives.
During the fourth quarter of 2020, we identified a triggering event related to our foam fabrication producing asset group within our Protective segment. The asset group's primary asset was determined to be the intangible asset of Customer Relationships, which had a remaining useful life of approximately 12 years, as of the testing date. The triggering event was related to the finalization of the financial projections and budget which indicated short-term deterioration in the profitability of the specific asset group's North American operations. As of October 1, 2020, we performed a quantitative analysis of the recoverability of the net asset group and determined that the assets were not impaired, as the expected cash flows, including the residual value of the net asset group exceeded the carrying value. Actual performance of the asset group for the years ended December 31, 2022 and 2021 exceeded and were consistent with the financial projections utilized in the 2020 recoverability test. Additionally, financial projections developed for 2023 exceed those previously used in the 2020 impairment test across the asset group. No triggering events were identified during the years ended December 31, 2022 and 2021.
Note 10 Accounts Receivable Securitization Programs
U.S. Accounts Receivable Securitization Program
We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to a wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables to two banks and issuers of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries. Any transfers of fractional ownership interests of receivables under the U.S. receivables securitization program to the two banks and issuers of commercial paper administered by these banks are considered secured borrowings with the underlying receivables as collateral and will be classified as Short-term borrowings on our Consolidated Balance Sheets. These banks do not have any recourse against the general credit of the Company. The net trade receivables that served as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Consolidated Balance Sheets. There were no borrowings or corresponding net trade receivables maintained as collateral as of December 31, 2022 or December 31, 2021.

As of December 31, 2022, the maximum purchase limit for receivable interests was $50.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $50.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of December 31, 2022, the amount available to us under the program was $50.0 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a decline in the amounts available to us under the program or termination of the program.
The program expires annually and is renewable.
European Accounts Receivable Securitization Program
We and a group of our European subsidiaries maintain an accounts receivable securitization program with a SPV, two banks, and issuers of commercial paper administered by these banks. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV and are exposed to the risk of uncollectible receivables held by the SPV. Therefore, the SPV is consolidated in our Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as Short-term borrowings on our Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Consolidated Balance Sheets. There were no borrowings or corresponding net trade receivables maintained as collateral as of December 31, 2022 or December 31, 2021.
As of December 31, 2022, the maximum purchase limit for receivable interests was €80.0 million ($85.3 million equivalent), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of December 31, 2022, the amount available under this program before utilization was €80.0 million ($85.3 million equivalent).
This program expires annually and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of December 31, 2022 and 2021, there were no outstanding borrowings under our U.S. or European programs. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. The total interest paid for these programs was $0.4 million, none, and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at December 31, 2022.
Note 11 Accounts Receivable Factoring Agreements
The Company has entered into factoring agreements and customers' supply chain financing arrangements, to sell certain trade receivables to unrelated third-party financial institutions. These programs are entered into in the normal course of business. We account for these transactions in accordance with ASC Topic 860. ASC Topic 860 allows for the ownership transfer of accounts receivable to qualify for true-sale treatment when the appropriate criteria is met, which permits the balances sold under the program to be excluded from Trade receivables, net on the Consolidated Balance Sheets. Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has no continuing involvement in the transferred receivables. In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold.

Gross amounts factored under this program for the years ended December 31, 2022, 2021 and 2020 were $658.7 million, $687.3 million, and $465.6 million, respectively. The fees associated with transfer of receivables for all programs were approximately $7.1 million, $4.1 million and $2.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 12 Restructuring Activities
For the year ended December 31, 2022, the Company incurred $12.1 million of restructuring charges and $9.3 million of other related costs associated with restructuring activities. These charges were incurred in connection with the Company’s Reinvent SEE business transformation.
In December 2018, the Board of Directors approved our Reinvent SEE business transformation, which included the related restructuring program (“Program”). Spend associated with our previously existing restructuring programs at the time of Reinvent SEE’s approval was substantially completed as of December 31, 2020 and is not included in the restructuring program totals below.
The Board of Directors originally approved the Program with a cumulative restructuring spend up to $220 million and a three-year term. The Board of Directors later extended the Program to the end of calendar year 2022, and it is now concluded.
Restructuring spend has been incurred as follows:

(In millions)	Total Restructuring Program	Total Program Spend
Costs of reduction in headcount as a result of reorganization	$85	$87
Other expenses associated with the Program	115	112
Total expense	200	199
Capital expenditures	20	20
Total estimated cash cost(1)	$220	$219

(1)    Total estimated cash cost excludes the impact of proceeds from the sale of property and equipment and foreign currency impact.
The Company incurred nominal, none, and $1.7 million of expenses related to a restructuring program associated with our 2019 acquisition of Automated Packaging Systems during the years ended December 31, 2022, 2021 and 2020, respectively. See Note 5, "Acquisition and Divestiture Activity," of the Notes for additional information related to our acquisitions.
The following table details our aggregate restructuring activities incurred under the Company's Program or prior restructuring programs at the time the expense was recorded as reflected in the Consolidated Statements of Operations:

	Year Ended December 31,
(In millions)	2022	2021	2020
Other associated costs	$9.3	$16.5	$19.6
Restructuring charges	12.1	14.5	11.0
Total charges	$21.4	$31.0	$30.6
Capital expenditures	$9.7	$8.2	$0.4

The aggregate restructuring accrual, spending and other activity for the years ended December 31, 2022, 2021 and 2020 and the accrual balance remaining at those year-ends were as follows:

(In millions)
Restructuring accrual at December 31, 2019	$31.5
Accrual and accrual adjustments	11.0
Cash payments during 2020	(28.0)
Effect of changes in foreign currency exchange rates	(0.2)
Restructuring accrual at December 31, 2020	$14.3
Accrual and accrual adjustments	14.5
Cash payments during 2021	(16.9)
Effect of changes in foreign currency exchange rates	(0.6)
Restructuring accrual at December 31, 2021	$11.3
Accrual and accrual adjustments	12.1
Cash payments during 2022	(8.6)
Effect of changes in foreign currency exchange rates	(0.1)
Restructuring accrual at December 31, 2022	$14.7
We expect to pay the remaining December 31, 2022 accrual balance of $14.7 million within the next twelve months. This amount is included in Accrued restructuring costs on the Consolidated Balance Sheets at December 31, 2022.
One of the components of the Reinvent SEE business transformation was to enhance the operational efficiency of the Company by acting as "One SEE". The Program was approved by our Board of Directors as a consolidated program benefiting both Food and Protective. Of the total remaining restructuring accrual of $14.7 million as of December 31, 2022, $6.7 million was attributable to Food and $8.0 million was attributable to Protective.
Note 13 Other Current and Non-Current Liabilities
The following tables detail our other current liabilities and other non-current liabilities at December 31, 2022 and 2021:

	December 31,
(In millions)	2022	2021
Other current liabilities:
Accrued salaries, wages and related costs	$188.2	$183.4
Accrued operating expenses and other	193.8	189.7
Uncertain tax position liability	201.3	—
Accrued customer volume rebates	97.4	93.7
Accrued interest	36.3	38.0
Total	$717.0	$504.8

	December 31,
(In millions)	2022	2021
Other non-current liabilities:
Accrued employee benefit liability	$102.6	$139.9
Other postretirement liability	28.3	35.3
Uncertain tax position liability	264.0	402.6
Other various liabilities	73.0	83.8
Total	$467.9	$661.6
Note 14 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth in the following table:

		December 31,
(In millions)	Interest rate	2022	2021
Short-term borrowings(1)		$6.6	$1.3
Current portion of long-term debt(2)		434.0	487.2
Total current debt		440.6	488.5
Term Loan A due July 2023		—	34.6
Term Loan A due March 2027		506.6	—
Senior Notes due April 2023	5.250%	—	423.8
Senior Notes due September 2023	4.500%	—	451.9
Senior Notes due December 2024	5.125%	423.5	422.8
Senior Notes due September 2025	5.500%	398.7	398.2
Senior Secured Notes due October 2026	1.573%	596.0	595.0
Senior Notes due December 2027	4.000%	421.9	421.4
Senior Notes due April 2029	5.000%	421.2	—
Senior Notes due July 2033	6.875%	446.4	446.2
Other(2)		23.6	25.7
Total long-term debt, less current portion(3)		3,237.9	3,219.6
Total debt(4)		$3,678.5	$3,708.1

(1)Short-term borrowings of $6.6 million and $1.3 million at December 31, 2022 and December 31, 2021, respectively, were comprised of short-term borrowings from various lines of credit.
(2)As of December 31, 2022, Current portion of long-term debt included 4.500% Senior Notes due September 2023 of $426 million and finance lease liabilities of $7.6 million. As of December 31, 2021, Current portion of long-term debt included $475 million related to the Term Loan A due August 2022, finance lease liabilities of $10.2 million and $2.0 million related to a portion of Term Loan A due 2023. The Other debt balance included $16.1 million and $19.2 million for long-term liabilities associated with our finance leases as of December 31, 2022 and 2021, respectively. See Note 4, “Leases,” for additional information on finance and operating lease liabilities.
(3)Amounts are shown net of unamortized discounts and issuance costs of $18.9 million and $19.0 million as of December 31, 2022 and 2021, respectively.
(4)As of December 31, 2022, our weighted average interest rate on our short-term borrowings outstanding was 2.8% and on our long-term debt outstanding was 4.6%. As of December 31, 2021, our weighted average interest rate on our short-term borrowings outstanding was 3.6% and on our long-term debt outstanding was 4.1%.
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

Year	Amount (In millions)
2023	$435.1
2024	442.2
2025	428.2
2026	627.5
2027	879.1
Thereafter	883.2
Total	$3,695.3

Amended and Restated Senior Secured Credit Facility
2022 Activity
On December 8, 2022, the Company and certain of its subsidiaries entered into an amendment to the fourth amended and restated syndicated facility agreement and incremental assumption agreement ("the Amendment”) further amending its existing senior secured credit facility (the “Fourth Amended and Restated Credit Agreement”), as described below. The Amendment provides for a new incremental term facility in an aggregate principal amount of $650.0 million, to be used, in part, to finance the Company’s acquisition of Liquibox. See Note 25, "Events Subsequent to December 31, 2022," for further details related to the Liquibox acquisition.
On March 25, 2022, the Company and certain of its subsidiaries entered into the Fourth Amended and Restated Credit Agreement with Bank of America, N.A., as agent, and the other financial institutions party thereto. The changes include (i) the refinancing of the term loan A facilities and revolving credit facilities with a new U.S. dollar term loan A facility in an aggregate principal amount of approximately $475.0 million, a new pounds sterling term loan A facility in an aggregate principal amount of approximately £27.2 million, and revolving credit facilities of $1.0 billion (including revolving facilities available in U.S. dollars, euros, pounds sterling, Canadian dollars, Australian dollars, Japanese yen, New Zealand dollars and Mexican pesos), (ii) the conversion of the facilities rate from a LIBOR-based rate to a SOFR-based rate, (iii) improved pricing terms which will range from 100 to 175 basis points (bps) in the case of SOFR loans, subject to the achievement of certain leverage tests, (iv) the extension of the final maturity of the term loan A facilities and revolving credit commitment to March 25, 2027, (v) the release of all non-U.S. collateral previously pledged by the Company's subsidiaries and the release of all existing guarantees for non-U.S., non-borrower Company subsidiaries, (vi) the adjustment of certain covenants to provide flexibility to incur additional indebtedness and take other actions and (vii) other amendments.
As a result of the Fourth Amended and Restated Credit Agreement, we recognized a $0.7 million pre-tax loss on debt redemption and refinancing activities in Other (expense) income, net in our Consolidated Statements of Operations during the first quarter of 2022. This amount includes $0.4 million of accelerated amortization of original issuance discount related to the term loan A and lender and non-lender fees related to the entire credit facility. Also included in the loss on debt redemption and refinancing activities was $0.3 million of non-lender fees incurred in connection with the Fourth Amended and Restated Credit Agreement. In addition, we incurred $1.2 million of lender and third-party fees that are included in the carrying amounts of the outstanding debt under the credit facility. We also capitalized $3.0 million of fees that are included in Other assets on our Consolidated Balance Sheets. The amortization expense related to original issuance discount and lender and non-lender fees is calculated using the effective interest rate method over the lives of the respective debt instruments.
Total amortization expense related to the senior secured credit facility was $1.3 million, included within Interest expense, net on our Consolidated Statements of Operations for the year ended December 31, 2022.
Senior Notes
2023 Activity - Subsequent to December 31, 2022
On January 31, 2023, the Company issued $775.0 million aggregate principal amount of 6.125% senior notes due 2028 (the "2028 Notes"). The 2028 Notes will mature on February 1, 2028. Interest is payable on February 1 and August 1 of each year, commencing on August 1, 2023. The 2028 Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned domestic subsidiaries that guarantee its senior secured credit facilities, subject to release under certain circumstances.
We may redeem the 2028 Notes, in whole or in part, at any time prior to February 1, 2025, at a redemption price equal to 100% of the principal amount of the 2028 Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a "make-whole premium". On or after February 1, 2025, we may redeem the 2028 Notes, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, to, but not including the redemption date. In addition, at any time prior to February 1, 2025, we may redeem up to 40% of the 2028 Notes using the proceeds of certain equity offerings.
The net proceeds from the 2028 Notes offering were to be used (i) together with a borrowing under the Company’s incremental term loan facility and cash on hand, to finance the previously announced acquisition of all of the issued and outstanding shares of capital stock of Liquibox, including related fees and expenses, (ii) to repurchase any or all of the Company’s outstanding 4.500% senior notes due 2023 (the “2023 Euro Notes”) pursuant to the tender offer commenced by the Company on January 27, 2023 and satisfy and discharge all of the Company’s outstanding 2023 Euro Notes in accordance with the terms of the indenture governing the 2023 Euro Notes and to pay related premiums, fees and expenses in connection therewith and (iii) to the extent of any remaining proceeds after giving effect to the foregoing transactions, for general corporate purposes. On February 1, 2023, the Company paid €233.3 million principal amount for the repurchase of the 2023 Euro Notes. The remaining €166.7 million principal amount of the 2023 Euro Notes will be satisfied and discharged in accordance with the terms and conditions of the indenture governing the 2023 Euro Notes. See Note 25, "Events Subsequent to December 31, 2022," for further details related to the Liquibox acquisition.
2022 Activity
On April 19, 2022, the Company issued $425.0 million aggregate principal amount of 5.000% senior notes due 2029 (the "2029 Notes"). The 2029 Notes will mature on April 15, 2029. Interest is payable on April 15 and October 15 of each year, commencing on October 15, 2022. The 2029 Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned domestic subsidiaries that guarantee its senior secured credit facilities, subject to release under certain circumstances. We also capitalized $4.2 million of fees incurred in connection with the 2029 Notes, which are included in Long-term debt, less current portion on our Consolidated Balance Sheets.
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
The net proceeds from the 2029 Notes offering were used to repurchase the 5.250% senior notes due 2023 (the “2023 Notes”) tendered pursuant to the tender offer commenced by the Company on April 5, 2022 and to satisfy and discharge all remaining 2023 Notes in accordance with the terms of the indenture governing the 2023 Notes. The aggregate repurchase price was $435.9 million, which included the principal amount of $425.0 million, a premium of $9.6 million and accrued interest of $1.3 million. We recognized a pre-tax loss of $10.5 million on the extinguishment, including the premium mentioned above and $0.9 million of accelerated amortization of non-lender fees, included within Other (expense) income, net on our Consolidated Statements of Operations during the second quarter of 2022.
Senior Secured Notes
2021 Activity
On September 29, 2021, the Company issued $600 million aggregate principal amount of 1.573% senior secured notes due 2026 (the “2026 Notes”). The 2026 Notes will mature on October 15, 2026. Interest is payable on April 15 and October 15 of each year, commencing April 15, 2022. The 2026 Notes and related guarantees are secured on a first-priority basis by liens on substantially all of the Company's and the Guarantors' personal property securing obligations that the Company owes to lenders under the Company's senior secured credit facilities on a pari passu basis, in each case excluding certain property and subject to certain other exceptions.
Prior to the date that is one month prior to the scheduled maturity date of the 2026 Notes (the “Par Call Date”), the Company may redeem the 2026 Notes, in whole or in part, at any time, at a redemption price equal to the greater of (i) 100% of the principal amount of such 2026 Notes or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on such 2026 Notes (assuming for this purpose that interest accrued to the Par Call Date is scheduled to be paid on the Par Call Date) from the redemption date to the Par Call Date discounted to the redemption date on a semiannual basis, plus in either (i) or (ii), any interest accrued but not paid to the date of redemption.
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
The net proceeds from the offering of the 2026 Notes were used (i) to repurchase the outstanding 4.875% senior notes due 2022 (the “2022 Notes”) tendered pursuant to the tender offer commenced by the Company on September 15, 2021, (ii) to satisfy and discharge all of the remaining outstanding 2022 Notes in accordance with the terms of the indenture governing the 2022 Notes, and (iii) to repay a portion of the U.S. dollar tranche of Term Loan A due 2023. A pre-tax loss of 18.6 million was recognized on the repurchase and cancellation of the 2022 Notes, including a premium of $17.0 million and accelerated amortization of non-lender fees of $1.6 million, within Other (expense) income, net on our Consolidated Statements of Operations during the year ended December 31, 2021.
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

	December 31,
(In millions)	2022	2021
Used lines of credit(1)	$6.6	$1.3
Unused lines of credit	1,261.0	1,309.0
Total available lines of credit(2)	$1,267.6	$1,310.3

(1)Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.
(2)Of the total available lines of credit, $1,120.0 million were committed as of December 31, 2022.
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Our senior secured credit facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio to EBITDA. We were in compliance with the above financial covenants and limitations at December 31, 2022 and 2021.
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

Net unrealized after-tax gains/losses related to cash flow hedging activities included in AOCL were a $0.8 million gain, a $4.5 million gain and a $1.6 million loss for the years ended December 31, 2022, 2021 and 2020, respectively. The unrealized amount in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $2.3 million of net unrealized gains related to cash flow hedging activities included in AOCL will be reclassified into earnings within the next twelve months.
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
Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At December 31, 2022 and 2021, we had no outstanding interest rate swaps.
Net Investment Hedge
The €400.0 million 4.500% notes issued in June 2015 are designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates. The decrease in the translated value of the debt was $23.4 million ($17.6 million net of deferred tax) as of December 31, 2022, which is reflected in AOCL, net of taxes on our Consolidated Balance Sheets.
For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, changes in fair values of the derivative instruments are recognized in unrealized net loss on net investment hedges, a component of AOCL, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in Other (expense) income, net on the Consolidated Statements of Operations.
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
The following table details the fair value of our derivative instruments included on our Consolidated Balance Sheets.

	Cash Flow Hedge		Non-Designated as Hedging Instruments		Total
	December 31,		December 31,		December 31,
(In millions)	2022	2021	2022	2021	2022	2021
Derivative Assets
Foreign currency forward contracts	$2.1	$2.0	$5.8	$1.7	$7.9	$3.7
Total Derivative Assets	$2.1	$2.0	$5.8	$1.7	$7.9	$3.7
Derivative Liabilities
Foreign currency forward contracts	$(0.8)	$(0.6)	$(2.4)	$(1.0)	$(3.2)	$(1.6)
Total Derivative Liabilities(1)	$(0.8)	$(0.6)	$(2.4)	$(1.0)	$(3.2)	$(1.6)
Net Derivatives(2)	$1.3	$1.4	$3.4	$0.7	$4.7	$2.1

(1)Excludes €400.0 million of euro-denominated debt ($426.0 million equivalent at December 31, 2022 and $451.9 million equivalent at December 31, 2021), which is designated as a net investment hedge.
(2)The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities
	December 31,		December 31,
(In millions)	2022	2021	2022	2021
Gross position	$7.9	$3.7	$(3.2)	$(1.6)
Impact of master netting agreements	(1.1)	(0.9)	1.1	0.9
Net amounts recognized on the Consolidated Balance Sheets	$6.8	$2.8	$(2.1)	$(0.7)
The following table details the effect of our derivative instruments on our Consolidated Statements of Operations.

	Location of Gain (Loss) Recognized on	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Consolidated Statements of Operations	Year Ended December 31,
(In millions)		2022	2021	2020
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$10.9	$(1.9)	$(0.8)
Treasury locks	Interest expense, net	0.1	0.1	0.1
Sub-total cash flow hedges		11.0	(1.8)	(0.7)
Derivatives not designated as hedging instruments:
Foreign currency forward and option contracts	Other (expense) income, net	7.8	6.0	4.1
Total		$18.8	$4.2	$3.4

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

	December 31, 2022
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$122.5	$122.5	$—	$—
Derivative financial and hedging instruments net asset:
Foreign currency forward contracts	$4.7	$—	$4.7	$—

	December 31, 2021
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$290.0	$290.0	$—	$—
Derivative financial and hedging instruments net asset:
Foreign currency forward contracts	$2.1	$—	$2.1	$—
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
Foreign currency forward contracts are included in Prepaid expenses and other current assets and Other current liabilities on the Consolidated Balance Sheets as of December 31, 2022 and 2021.
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

	December 31,
(In millions)	2022	2021	2020
Carrying value at the beginning of period	$45.8	$25.4	$7.5
Purchases	—	14.7	2.6
Impairments or downward adjustments	(31.6)	—	—
Upward adjustments	—	6.6	15.1
Currency translation on investments	(0.9)	(0.9)	0.2
Carrying value at the end of period	$13.3	$45.8	$25.4

We hold an equity investment in an investee that was valued at $31.6 million as of December 31, 2021. The investment is accounted for under the measurement alternative in accordance with ASC 321. It is made up of cash investments of $7.5 million and $9.0 million made in 2018 and 2021, respectively, and an upward fair value adjustment of $15.1 million, which was recorded in the fourth quarter of 2020 based on the valuation of additional equity issued by the investee that was deemed to be an observable transaction of a similar investment under ASC 321. During the first quarter of 2022, we recorded a $15.5 million impairment on the equity investment arising from the announced termination of a planned merger between the investee and a special purpose acquisition company due to unfavorable capital market conditions. This impairment loss was recorded within Other (expense) income, net on the Consolidated Statements of Operations. In connection with our second quarter review of the investee's financial performance, we obtained the investee's latest financial forecast, which showed deterioration across several key operating and liquidity metrics. This was deemed to be a triggering event for potential impairment. Accordingly, we performed a quantitative impairment test as of June 30, 2022 to determine the fair value of the equity investment. Based on discounted cash flow and market participant data as of June 30, 2022, and our projections related to the investee's ability to remain a going concern, we concluded that the fair value of the investment was zero. SEE recorded an impairment loss of $16.1 million equal to the difference between the fair value of the investment as of June 30, 2022 and its carrying value at March 31, 2022. The $16.1 million impairment loss was recorded within Other (expense) income, net on the Consolidated Statements of Operations during the second quarter of 2022.
As of December 31, 2022 and 2021, cumulative upward adjustments to our equity investments were $21.7 million. The cumulative impairments or downward adjustments to our equity investments were $31.6 million and none, as of December 31, 2022 and 2021, respectively.
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
Other liabilities that are recorded at carrying value on our Consolidated Balance Sheets include our credit facilities and senior notes. We utilize a market approach to calculate the fair value of our senior notes. Due to their limited investor base and the face value of some of our senior notes, they may not be actively traded on the date we calculate their fair value. Therefore, we may utilize prices and other relevant information generated by market transactions involving similar securities, reflecting U.S. Treasury yields, to calculate the yield to maturity and the price on some of our senior notes. These inputs are provided by an independent third party and are considered to be Level 2 inputs.
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
The table below shows the carrying amounts and estimated fair values of our debt, excluding our lease liabilities:

		December 31, 2022		December 31, 2021
(In millions)	Interest rate	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A Facility due August 2022		$—	$—	$474.9	$474.9
Term Loan A Facility due July 2023(1)		—	—	37.1	37.1
Term Loan A due March 2027(1)		506.6	506.6	—	—
Senior Notes due April 2023	5.250%	—	—	423.8	441.9
Senior Notes due September 2023(1)	4.500%	426.0	427.3	451.9	479.1
Senior Notes due December 2024	5.125%	423.5	419.7	422.8	455.8
Senior Notes due September 2025	5.500%	398.7	398.6	398.2	443.3
Senior Secured Notes due October 2026	1.573%	596.0	521.7	595.0	581.3
Senior Notes due December 2027	4.000%	421.9	386.6	421.4	443.8
Senior Notes due April 2029	5.000%	421.2	400.2	—	—
Senior Notes due July 2033	6.875%	446.4	448.8	446.2	571.9
Other foreign borrowings(1)		6.6	6.6	1.3	1.3
Other domestic borrowings		7.9	7.9	6.7	6.7
Total debt(2)		$3,654.8	$3,524.0	$3,679.3	$3,937.1

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
The expense associated with our contributions to the U.S. profit sharing plan and retirement savings plan are charged to operations and amounted to $43.9 million in 2022, $42.5 million in 2021 and $46.3 million in 2020. In 2022, 350,668 shares were contributed as part of our contribution to the profit sharing plan related to 2021; in 2021, 633,875 shares were contributed as part of our contribution to the profit sharing plan related to 2020; and in 2020, 823,567 shares were contributed as part of our contribution to the profit sharing plan related to 2019. These shares were issued out of treasury stock.
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
The following table shows the components of our net periodic benefit (income) cost and cost of special events related to our pension plans for the three years ended December 31:

	Year Ended December 31,
(In millions)	2022	2021	2020
Net periodic benefit cost (income):
U.S. and international net periodic benefit cost included in cost of sales(1)	$1.2	$1.3	$1.2
U.S. and international net periodic benefit cost included in selling, general and administrative expenses	3.1	3.8	3.4
U.S. and international net periodic benefit income and cost of special events included in other expense (income), net	(6.7)	(6.3)	(3.8)
Total benefit (income) cost	$(2.4)	$(1.2)	$0.8

(1)The amount recorded in inventory for the years ended December 31, 2022, 2021 and 2020 was not material.
A number of our U.S. employees, including some employees who are covered by collective bargaining agreements, participate in defined benefit pension plans. Some of our international employees participate in defined benefit pension plans in their respective countries. The following table presents our funded status for 2022 and 2021 for our U.S. and international pension plans. The measurement date used to determine benefit obligations and plan assets is December 31 for all material plans.

	December 31, 2022			December 31, 2021
(In millions)	U.S.	International	Total	U.S.	International	Total
Change in benefit obligation:
Projected benefit obligation at beginning of period	$185.1	$714.1	$899.2	$202.2	$782.9	$985.1
Service cost	0.1	4.2	4.3	0.1	5.0	5.1
Interest cost	4.1	11.4	15.5	3.5	8.8	12.3
Actuarial gain	(36.9)	(173.2)	(210.1)	(6.7)	(30.2)	(36.9)
Settlement	—	(2.0)	(2.0)	—	(7.1)	(7.1)
Benefits paid	(12.9)	(23.4)	(36.3)	(14.0)	(24.7)	(38.7)
Employee contributions	—	0.9	0.9	—	0.8	0.8
Other	—	(0.3)	(0.3)	—	(0.3)	(0.3)
Foreign exchange impact	—	(49.9)	(49.9)	—	(21.1)	(21.1)
Projected benefit obligation at end of period	$139.5	$481.8	$621.3	$185.1	$714.1	$899.2
Change in plan assets:
Fair value of plan assets at beginning of period	$150.8	$677.5	$828.3	$141.6	$695.0	$836.6
Actual return on plan assets	(24.4)	(153.4)	(177.8)	18.5	11.3	29.8
Employer contributions	—	8.7	8.7	4.7	14.9	19.6
Employee contributions	—	0.9	0.9	—	0.8	0.8
Benefits paid	(12.9)	(23.4)	(36.3)	(14.0)	(24.7)	(38.7)
Settlement	—	(2.1)	(2.1)	—	(7.1)	(7.1)
Other	—	(0.3)	(0.3)	—	(0.4)	(0.4)
Foreign exchange impact	—	(51.0)	(51.0)	—	(12.3)	(12.3)
Fair value of plan assets at end of period	$113.5	$456.9	$570.4	$150.8	$677.5	$828.3
Underfunded status at end of year	$(26.0)	$(24.9)	$(50.9)	$(34.3)	$(36.6)	$(70.9)
Accumulated benefit obligation at end of year	$139.5	$473.7	$613.2	$185.1	$701.8	$886.9
Actuarial gains resulting in a decrease to our projected benefit obligation for the year ended December 31, 2022 were primarily due to an increase in weighted average discount rates for our U.S. and International plans of 270 basis points and 260 basis points, respectively. Actuarial gains resulting in a decrease to our projected benefit obligation for the year ended December 31, 2021 were primarily due to an increase in weighted average discount rates for our U.S. and International plans of 40 basis points and 50 basis points, respectively.
Amounts included in the Consolidated Balance Sheets are summarized in the following table:

	December 31, 2022			December 31, 2021
(In millions)	U.S.	International	Total	U.S.	International	Total
Other non-current assets	$—	$54.6	$54.6	$—	$70.6	$70.6
Other current liabilities	—	(4.1)	(4.1)	—	(4.1)	(4.1)
Other non-current liabilities	(26.0)	(76.6)	(102.6)	(34.3)	(105.6)	(139.9)
Net amount recognized(1)	$(26.0)	$(26.1)	$(52.1)	$(34.3)	$(39.1)	$(73.4)

(1)Includes the underfunded status of material plans as presented in the previous table, as well as the underfunded status of other plans deemed to be immaterial.
The following table shows the components of our net periodic benefit (income) cost for the years ended December 31, for our pension plans:

	December 31, 2022			December 31, 2021			December 31, 2020
(In millions)	U.S.	International	Total	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit (income) cost:
Service cost	$0.1	$4.2	$4.3	$0.1	$5.0	$5.1	$0.1	$4.5	$4.6
Interest cost	4.1	11.4	15.5	3.5	8.8	12.3	5.3	11.2	16.5
Expected return on plan assets	(9.0)	(18.8)	(27.8)	(8.9)	(18.5)	(27.4)	(9.0)	(19.4)	(28.4)
Amortization of net prior service cost	—	0.3	0.3	—	0.3	0.3	—	0.2	0.2
Amortization of net actuarial loss	1.7	3.6	5.3	2.4	5.2	7.6	1.5	4.6	6.1
Net periodic benefit (income) cost	(3.1)	0.7	(2.4)	(2.9)	0.8	(2.1)	(2.1)	1.1	(1.0)
Cost of settlement	—	—	—	—	0.9	0.9	—	1.8	1.8
Total benefit (income) cost	$(3.1)	$0.7	$(2.4)	$(2.9)	$1.7	$(1.2)	$(2.1)	$2.9	$0.8
The amounts included in AOCL that have not yet been recognized as components of net periodic benefit cost at December 31, 2022 and 2021 are:

	December 31, 2022			December 31, 2021
(In millions)	U.S.	International	Total	U.S.	International	Total
Unrecognized net prior service costs	$0.2	$4.7	$4.9	$0.2	$4.9	$5.1
Unrecognized net actuarial loss	42.0	125.3	167.3	47.2	130.0	177.2
Total	$42.2	$130.0	$172.2	$47.4	$134.9	$182.3

Changes in plan assets and benefit obligations reflected in AOCL for the years ended December 31, 2022 and 2021 were as follows:

	December 31, 2022			December 31, 2021
(In millions)	U.S.	International	Total	U.S.	International	Total
Current year actuarial gain	$(3.5)	$(1.0)	$(4.5)	$(16.4)	$(22.9)	$(39.3)
Amortization of actuarial loss	(1.7)	(3.6)	(5.3)	(2.4)	(5.2)	(7.6)
Amortization of prior service cost	—	(0.3)	(0.3)	—	(0.3)	(0.3)
Settlement	—	—	—	—	(0.9)	(0.9)
Total	$(5.2)	$(4.9)	$(10.1)	$(18.8)	$(29.3)	$(48.1)

Information for plans with accumulated benefit obligations in excess of plan assets as of December 31, 2022 and 2021 are as follows:

	December 31, 2022			December 31, 2021
(In millions)	U.S.	International	Total	U.S.	International	Total
Accumulated benefit obligation	$139.5	$90.3	$229.8	$185.1	$209.9	$395.0
Fair value of plan assets	113.5	17.1	130.6	150.8	111.6	262.4
Information for plans with projected benefit obligations in excess of plan assets as of December 31, 2022 and 2021 are as follows:

	December 31, 2022			December 31, 2021
(In millions)	U.S.	International	Total	U.S.	International	Total
Projected benefit obligation	$139.5	$97.6	$237.1	$185.1	$228.0	$413.1
Fair value of plan assets(1)	113.5	18.3	131.8	150.8	121.0	271.8

(1)As of December 31, 2022 and 2021, the projected benefit obligation for one of our international plans exceeded the fair value of plan assets and is included in this table. However, the corresponding accumulated benefit obligation was not in excess of the fair value of the plan assets, and as such is excluded from the preceding table.
Actuarial Assumptions
Weighted average assumptions used to determine benefit obligations at December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
	U.S.	International	U.S.	International
Benefit obligations
Discount rate	5.5%	4.5%	2.8%	1.9%
Rate of compensation increase	N/A	2.5%	N/A	2.3%
Cash balance interest credit rate	4.2%	2.2%	1.6%	1.1%
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were as follows:

	December 31, 2022		December 31, 2021		December 31, 2020
	U.S.	International	U.S.	International	U.S.	International
Net periodic benefit cost
Discount rate	2.8%	1.9%	2.4%	1.4%	3.3%	1.9%
Expected long-term rate of return	6.3%	3.1%	6.3%	2.8%	6.5%	3.3%
Rate of compensation increase	N/A	2.3%	N/A	2.3%	N/A	2.3%
Cash balance interest credit rate	1.6%	1.1%	1.2%	1.1%	2.0%	1.1%
Estimated Future Benefit Payments
We expect the following estimated future benefit payments, which reflect expected future service as appropriate, to be paid in the years indicated:

	Amount (In millions)
Year	U.S.	International	Total
2023	$11.8	$28.5	$40.3
2024	11.8	26.7	38.5
2025	11.4	27.0	38.4
2026	11.4	28.6	40.0
2027	11.2	30.3	41.5
2028 to 2032 (combined)	54.1	160.5	214.6
Total	$111.7	$301.6	$413.3
 Plan Assets
We review the expected long-term rate of return on plan assets annually, taking into consideration our asset allocation, historical returns, and the current economic environment. The expected return on plan assets is calculated based on the fair value of plan assets at year end. To determine the expected return on plan assets, expected cash flows have been taken into account.
Our long-term objectives for plan investments are to ensure that (a) there is an adequate level of assets to support benefit obligations to participants over the life of the plans, (b) there is sufficient liquidity in plan assets to cover current benefit obligations, and (c) there is a high level of investment return consistent with a prudent level of investment risk. The investment strategy is focused on a long-term total return in excess of a pure fixed income strategy with short-term volatility less than that of a pure equity strategy. To accomplish these objectives, in many instances the plan assets are invested on a glide-path which reduces the exposure to return-seeking assets as the plan's funded status increases. Overall, we invest assets primarily in a diversified mix of equity and fixed income investments. For our U.S. plan, the target asset allocation includes approximately

65% in return seeking assets, which are primarily comprised of global equities. The remainder of the target asset allocation for the U.S. plan is comprised of liability hedging assets which are primarily fixed income investments.
In some of our international pension plans, we have purchased bulk annuity contracts (buy-ins). These annuity contracts provide cash flows that match the future benefit payments for a specific group of pensioners. These contacts are issued by third party insurance companies with no affiliation to Sealed Air. Insurance companies from which we purchase the annuity contracts are assessed as credit worthy. As of December 31, 2022 and 2021, buy-ins represented $98.4 million and $135.1 million of total plan assets, respectively. The value of these assets is actuarially determined based on the present value of the underlying liabilities.
We currently expect our contributions to the pension plans to be approximately $3.9 million in 2023. Additionally, we expect benefits paid directly by the Company related to our defined benefit pension plans to be $4.2 million in 2023.
The fair values of our U.S. and international pension plan assets, by asset category and by the level of fair values are as follows:

	December 31, 2022					December 31, 2021
	Total					Total
(In millions)	Fair Value	Level 1	Level 2	Level 3	NAV(5)	Fair Value	Level 1	Level 2	Level 3	NAV(5)
Cash and cash equivalents(1)	$7.8	$3.0	$4.8	$—	$—	$9.8	$3.0	$6.8	$—	$—
Fixed income funds(2)	261.0	—	155.2	—	105.8	409.5	—	282.5	—	127.0
Equity funds(3)	75.1	—	37.8	—	37.3	114.1	—	49.2	—	64.9
Other(4)	226.5	—	1.8	159.3	65.4	294.9	—	6.6	211.9	76.4
Total	$570.4	$3.0	$199.6	$159.3	$208.5	$828.3	$3.0	$345.1	$211.9	$268.3

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
(5)These assets are measured at Net Asset Value (NAV) as a practical expedient under ASC 820.
The following table shows the activity of our U.S. and international plan assets that are measured at fair value using Level 3 inputs.

	December 31,
(In millions)	2022	2021
Balance at beginning of period	$211.9	$206.4
(Loss) gain on assets still held at end of year	(41.2)	2.4
Loss on assets sold during the year	(0.8)	(0.2)
Purchases, sales, issuance, and settlements	9.9	6.4
Foreign exchange loss	(20.5)	(3.1)
Balance at end of period	$159.3	$211.9
Note 18 Other Post-Employment Benefit Plans
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
Contributions made by us, net of Medicare Part D subsidies received in the U.S., are reported below as benefits paid. We may change the benefits at any time. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans, follows:

	December 31,
(In millions)	2022	2021
Change in benefit obligations:
Benefit obligation at beginning of period	$40.4	$43.4
Interest cost	0.7	0.6
Actuarial gain	(5.0)	(0.9)
Benefits paid, net	(2.8)	(2.7)
Benefit obligation at end of period	$33.3	$40.4
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	2.8	2.7
Benefits paid, net	(2.8)	(2.7)
Fair value of plan assets at end of period	$—	$—
Net amount recognized:
Underfunded status	$(33.3)	$(40.4)
Accumulated benefit obligation at end of year	$33.3	$40.4
Net amount recognized in consolidated balance sheets consists of:
Current liability	$(5.0)	$(5.1)
Non-current liability	(28.3)	(35.3)
Net amount recognized	$(33.3)	$(40.4)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial (gain) loss	$(3.8)	$1.2
Prior service credit	(1.6)	(2.0)
Total	$(5.4)	$(0.8)
Actuarial gains resulting in a decrease to our accumulated benefit obligation for the year ended December 31, 2022 were primarily due to an increase in the weighted average discount rate of 270 basis points. Actuarial gains resulting in a decrease to our accumulated benefit obligation for the year ended December 31, 2021 were primarily due to an increase in the weighted average discount rate of 50 basis points. The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 5.4% at December 31, 2022 and 2.7% at December 31, 2021.
The components of net periodic benefit cost were as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Components of net periodic benefit cost:
Interest cost	0.7	0.6	1.0
Amortization of net gain	(0.1)	(0.2)	(0.2)
Amortization of prior service credit	(0.3)	(0.3)	(0.3)
Net periodic benefit cost	$0.3	$0.1	$0.5
Impact of settlement/curtailment	—	—	—
Total benefit cost for fiscal year	$0.3	$0.1	$0.5

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan. Changes in benefit obligations that were recognized in AOCL for the years ended December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022			December 31, 2021
(In millions)	U.S.	International	Total	U.S.	International	Total
Current year actuarial gain	$(4.9)	$(0.1)	$(5.0)	$(0.9)	$—	$(0.9)
Amortization of actuarial gain	—	0.1	0.1	—	0.2	0.2
Amortization of prior service credit	0.3	—	0.3	0.3	—	0.3
Total	$(4.6)	$—	$(4.6)	$(0.6)	$0.2	$(0.4)
Healthcare Cost Trend Rates
The assumed healthcare cost trend rates have an effect on the amounts recognized in our Consolidated Statements of Operations for the healthcare plans. For the year ended December 31, 2022, healthcare cost trend rates were assumed to be 6.5% for the U.S. plan and 5.0% for the Canada plan. The trend rates assumed for 2023 are 7.0% and 5.0% for the U.S. and Canada plan, respectively. Rates are expected to decrease to 5.5% by 2029 for the U.S. plan, and remain unchanged in future years for the Canada plan.
Expected post-retirement benefits (net of Medicare Part D subsidies) for each of the next five years and succeeding five years are as follows:

Year	Amount (In millions)
2023	$5.1
2024	4.5
2025	4.0
2026	3.6
2027	3.1
2028 to 2032 (combined)	11.2
Total	$31.5

Note 19 Income Taxes
In 2022, 2021 and 2020, we recorded tax provisions of $238.0 million, $225.0 million and $142.1 million, respectively. Cash tax payments, net of refunds were $192.2 million, $112.6 million and $102.0 million for 2022, 2021 and 2020, respectively.
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
Beginning in 2022, taxpayers are required to capitalize research and development costs and amortize them over a 5 or 15 year life. The impact of this change on the financial statements is reflected as an increase in the capitalized expense deferred tax asset.
Coronavirus Aid, Relief and Economic Security Act and Issuance of 2020 Tax Regulations
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. Among other things, the CARES Act raised certain deduction limitations originally imposed by the 2017 Tax Act.

Taxpayers may generally deduct interest expense up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2020 and 2019. The limit reverted to 30% of adjusted taxable income in 2021. We had no Federal disallowed interest expense in 2022, 2021 or 2020.
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
Inflation Reduction Act
The Inflation Reduction Act ("IRA") was signed into law on August 16, 2022. The IRA includes climate and energy provisions and introduces a 15% corporate alternative minimum tax, among other items. The enactment of the IRA did not result in any adjustments to our income tax provision in 2022. We continue to evaluate the impact of this law on our operations and do not expect the legislation to have a material impact on our consolidated financial statements.
The components of earnings before income tax provision were as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Domestic	$434.0	$346.2	$328.2
Foreign	295.3	370.0	298.0
Total	$729.3	$716.2	$626.2

The components of our income tax provision were as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Current tax expense:
Federal	$154.1	$63.1	$(14.2)
State and local	25.6	17.2	5.6
Foreign	88.7	106.6	69.9
Total current expense	$268.4	$186.9	$61.3
Deferred tax (benefit) expense:
Federal	$(23.4)	$9.6	$59.4
State and local	2.3	6.9	11.8
Foreign	(9.3)	21.6	9.6
Total deferred tax (benefit) expense	(30.4)	38.1	80.8
Total income tax provision	$238.0	$225.0	$142.1
Deferred tax assets (liabilities) consist of the following:

	December 31,
(In millions)	2022	2021
Accruals not yet deductible for tax purposes	$17.6	$17.1
Net operating loss carryforwards	208.4	219.4
Foreign, federal and state credits	9.5	6.4
Employee benefit items	40.3	45.4
Capitalized expenses	36.5	3.9
Intangibles	12.6	15.4
Derivatives and other	44.7	45.4
Sub-total deferred tax assets	369.6	353.0
Valuation allowance	(179.5)	(189.6)
Total deferred tax assets	$190.1	$163.4

Depreciation and amortization	$(89.1)	$(78.6)
Other	—	(0.2)
Total deferred tax liabilities	(89.1)	(78.8)
Net deferred tax assets	$101.0	$84.6
Valuation allowances have been provided based on the uncertainty of realizing the tax benefits of certain deferred tax assets, primarily:
•$169.5 million of foreign items, primarily net operating losses; and
•$8.5 million of tax credits.
For the year ended December 31, 2022, the valuation allowances decreased by $10.1 million. The change is primarily driven by foreign exchange revaluation on foreign net operating losses.
As of December 31, 2022, we have foreign net operating loss carryforwards of $810.1 million expiring in years beginning in 2023, with the large majority of losses having an unlimited carryover. The state net operating loss carryforwards totaling $245.6 million expire in various amounts over 1 to 19 years.
As of December 31, 2022, we have $2.0 million of federal tax credit carryforwards and $9.4 million of state credit carryovers expiring in 2023 – 2032. Most of the credit carryovers have a valuation allowance.
The Company has indefinitely reinvested most of its foreign earnings, which are the principal component of U.S. and foreign outside basis differences. The total amount of unremitted foreign earnings is approximately $4.9 billion upon which the U.S. federal income tax effect has largely been recorded as a result of the one-time mandatory tax on previously deferred foreign earnings of foreign subsidiaries provision (“Transition Tax”) associated with the 2017 Tax Act. Remitting these foreign earnings would result in additional foreign and U.S. income tax consequences, the net tax costs of which are not practicable to determine. As SEE has evaluated its worldwide business under the Reinvent SEE business transformation, the Company has reorganized and simplified its structure in order to align its business operations and optimize cash balances in certain jurisdictions. While the Company continues to evaluate potential future cash repatriations and optimization strategies, no deferred tax liability for future distributions has been recorded as of December 31, 2022.
We have no outstanding liability with respect to Transition Tax.
A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate, 21%, to income before provision for income taxes, is as follows:

	Year Ended December 31,
(In millions)	2022		2021		2020
Computed expected tax	$153.2	21.0%	$150.4	21.0%	$131.5	21.0%
State income taxes, net of federal tax benefit	18.3	2.5%	15.6	2.2%	13.4	2.1%
Foreign earnings taxed at different rates	10.3	1.4%	16.2	2.2%	10.5	1.7%
U.S. tax on foreign earnings	16.8	2.3%	14.3	2.0%	24.0	3.8%
Tax credits	(30.6)	(4.2)%	(30.2)	(4.2)%	(27.8)	(4.4)%
Unremitted foreign earnings	—	—%	—	—%	2.5	0.4%
Reorganization and divestitures	—	—%	—	—%	0.4	0.1%
Withholding tax	7.0	1.0%	4.7	0.7%	4.2	0.7%
Net change in valuation allowance	1.0	0.1%	3.6	0.5%	(5.2)	(0.8)%
Net change in unrecognized tax benefits	65.3	9.0%	19.6	2.7%	(1.1)	(0.2)%
Legislative Changes	—	—%	5.1	0.7%	(22.4)	(3.6)%
Deferred tax adjustments	—	—%	11.4	1.6%	3.0	0.5%
Other	(3.3)	(0.5)%	14.3	2.0%	9.1	1.4%
Income tax provision and rate	$238.0	32.6%	$225.0	31.4%	$142.1	22.7%
Unrecognized Tax Benefits
We are providing the following disclosures related to our unrecognized tax benefits and the effect on our effective income tax rate if recognized:

	Year Ended December 31,
(In millions)	2022	2021	2020
Beginning balance of unrecognized tax benefits	$389.0	$379.6	$390.3
Additions for tax positions of current year	1.3	1.8	2.7
Additions for tax positions of prior years	41.6	9.7	8.3
Reductions for tax positions of prior years	(4.1)	(1.9)	(18.2)
Reductions for lapses of statutes of limitation and settlements	(7.7)	(0.2)	(3.5)
Ending balance of unrecognized tax benefits	$420.1	$389.0	$379.6

In 2022, our unrecognized tax benefit increased by $31.1 million, and in 2021, our unrecognized tax benefit increased by $9.4 million, primarily related to interest or other adjustments to existing unrecognized tax benefit positions.
If the unrecognized tax benefits at December 31, 2022 were recognized, our income tax provision would decrease by $372.4 million, resulting in a substantially lower effective tax rate. Based on the potential outcome of the Company’s global tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is possible that the unrecognized tax benefits could change significantly within the next 12 months and the associated impact on the ending balance is estimated to be a decrease of approximately $208.0 million during 2023.
We recognize interest and penalties associated with unrecognized tax benefits in our income tax provision in the Consolidated Statements of Operations. Interest and penalties recorded were $29.0 million, $10.5 million, and $5.6 million, respectively in

2022, 2021 and 2020. We had gross liabilities, for interest and penalties, of $120.8 million at December 31, 2022, $80.0 million at December 31, 2021 and $65.3 million at December 31, 2020.
Most of the unrecognized tax benefit amount of $420.1 million relates to the Americas.
Income Tax Returns
The IRS completed its field examination of our U.S. federal income tax returns for the years 2011 through 2014 in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion settlement payments made pursuant to the Settlement agreement and the resulting reduction of our U.S. federal tax liability by approximately $525 million. The proposed disallowance is being reviewed by the IRS Independent Office of Appeals (“Appeals”). Although we believe we have meritorious defenses to the proposed disallowance, we have reached a tentative agreement to settle this matter with the IRS, which is subject to further review, approval and execution of a definitive agreement by both parties. There can be no assurance that a definitive agreement will be executed and we cannot predict the outcome of this matter or when it will be concluded. We have revised our uncertain tax position to reflect the tentative agreement. Future developments in this matter could have a material impact on the Company's uncertain tax position balances and results of operations, including cash flows, within the next twelve months.
State income tax returns are generally subject to examination for a period of 3 to 5 years after their filing date. We have various state income tax returns in the process of examination and are generally open to examination for periods after 2017.
Our foreign income tax returns are under examination in various jurisdictions in which we conduct business. Income tax returns in foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years after their filing date. We have various foreign returns in the process of examination but have largely concluded all other income tax matters for the years prior to 2017.
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

The IRS completed its field examination of our U.S. federal income tax returns for the years 2011 through 2014 in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion settlement payments made pursuant to the Settlement agreement and the resulting reduction of our U.S. federal tax liability by approximately $525 million. The proposed disallowance is being reviewed by the IRS Independent Office of Appeals (“Appeals”). Although we believe we have meritorious defenses to the proposed disallowance, we have reached a tentative agreement to settle this matter with the IRS, which is subject to further review, approval and execution of a definitive agreement by both parties. There can be no assurance that a definitive agreement will be executed and we cannot predict the outcome of this matter or when it will be concluded. We have revised our uncertain tax position to reflect the tentative agreement. Future developments in this matter could have a material impact on the Company's uncertain tax position balances and results of operations, including cash flows, within the next twelve months.
Securities Class Action
On November 1, 2019, purported Company stockholder UA Local 13 & Employers Group Insurance Fund filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers. On June 4, 2020, the complaint was amended to remove all individual defendants other than the Company’s former CFO and to add a plaintiff, and on July 13, 2020, the complaint was further amended to identify a total of four plaintiffs. The complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the Company’s hiring of Ernst & Young LLP as its independent auditors and concerning the Company's corporate policies and procedures. The plaintiffs sought to represent a class of purchasers of the Company’s common stock between November 17, 2014 and June 20, 2019. The complaint sought, among other things, unspecified compensatory damages, including interest, and attorneys’ fees and costs. On September 4, 2020, the Company filed a motion to dismiss the complaint, and on June 1, 2021, the court issued a ruling that granted in part and denied in part the motion to dismiss. The Company filed its answer to the complaint on July 15, 2021. On September 9, 2022, the parties signed a settlement agreement including a proposed settlement amount of $12.5 million and submitted it to the court for preliminary approval. On September 14, 2022, the Court issued an order preliminarily approving the settlement. In the third quarter of 2022, the Company recorded a liability of $12.5 million in Other current liabilities and a corresponding $12.5 million insurance receivable in Other receivables on the Consolidated Balance Sheets. On January 20, 2023, the Court certified a settlement class and issued an order granting final approval of the settlement. The settlement was funded by the Company’s insurance carriers.
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
As of December 31, 2022, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.
Other Matters
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.
Other Principal Contractual Obligations
At December 31, 2022, we had other principal contractual obligations, which included agreements to purchase an estimated amount of goods, including raw materials, or services in the normal course of business, aggregating to approximately $214.7 million. The estimated future cash outlays are as follows:

Year	Amount (In millions)
2023	$126.1
2024	54.0
2025	29.3
2026	4.4
2027	0.9
Total	$214.7
Asset Retirement Obligations
The Company has recorded asset retirement obligations primarily associated with asbestos abatement, lease restitution and the removal of underground tanks. The Company's asset retirement obligation liabilities were $8.2 million and $8.1 million at December 31, 2022 and 2021, respectively. The Company also recorded assets within property and equipment, net which included $2.5 million and $3.0 million related to buildings and $4.4 million and $4.1 million related to leasehold improvements as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, accumulated depreciation amounts related to buildings was $1.3 million and $1.2 million and leasehold improvements was $3.9 million and $3.6 million, respectively. Accretion expense was $0.5 million for the year ended December 31, 2022, and $0.3 million for the years ended December 31, 2021 and 2020.
Note 21 Stockholders’ (Deficit) Equity
Repurchase of Common Stock
On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This current program has no expiration date and replaced all previous authorizations. As of December 31, 2022, there was $616.4 million remaining under the currently authorized program. Share repurchases made prior to August 2, 2021 were under previous Board of Directors share repurchase authorizations, specifically the $1.5 billion authorization made in July 2015, the $1.5 billion authorization made in March 2017 and the $1.0 billion authorization made in May 2018.
During the year ended December 31, 2022, we repurchased 4,527,887 shares for a total of approximately $280.1 million with an average share price of $61.86. These repurchases were made under open market transactions, including through plans complying with Rule 10b5-1 under the Exchange Act, and pursuant to the share repurchase program authorized by our Board of Directors.
During the year ended December 31, 2021, we repurchased 7,875,407 shares, for approximately $401.4 million with an average share price of $50.96. Cash outlay for share repurchases during the year ended December 31, 2021 also includes $1.6 million for 35,100 shares purchased in the fourth quarter 2020 and settled in the first quarter 2021. These repurchases were made under open market transactions, including through plans complying with Rule 10b5-1 under the Exchange Act, and pursuant to the share repurchase program authorized by our Board of Directors.
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
Dividends
The following table shows our total cash dividends paid in the years ended December 31, 2022, 2021 and 2020:

(In millions, except per share amounts)	Total Cash Dividends Paid	Total Cash Dividends Paid per Common Share
2020	$100.3	$0.64
2021	115.8	0.76
2022	118.4	0.80
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
Common Stock
The following is a summary of changes during the years ended December 31, in shares of our common stock and common stock in treasury:

	2022	2021	2020
Changes in common stock:
Number of shares, beginning of year	232,483,281	231,958,083	231,622,535
Restricted stock shares forfeited	—	(1,095)	(15,271)
Shares issued for vested restricted stock units	532,727	423,302	315,902
Shares issued for 2017 Three-Year PSU Awards	—	—	133,752
Shares issued for 2018 Three-Year PSU Awards	—	47,730	—
Shares issued for 2019 Three-Year PSU Awards	161,289	—	—
Shares issued for 2020 Three-Year PSU Awards(3)	—	13,770	—
Shares issued for Stock Leverage Opportunity Awards (SLO)	36,576	32,128	8,471
Shares granted and issued under the Omnibus Incentive Plan and Directors Stock Plan to Directors	19,583	54,277	42,911
Canceled shares for tax netting(1)	—	(44,914)	(150,217)
Number of shares issued, end of year	233,233,456	232,483,281	231,958,083
Changes in common stock in treasury:
Number of shares held, beginning of year	84,384,124	77,068,311	77,109,722
Repurchase of common stock(2)	4,527,887	7,949,688	782,156
Profit sharing contribution paid in stock	(350,668)	(633,875)	(823,567)
Number of shares held, end of year(2)	88,561,343	84,384,124	77,068,311
Number of common stock outstanding, end of year(2)	144,672,113	148,099,157	154,889,772

(1)Effective January 1, 2019, new share issuances for vested awards are netted by the number of shares required to cover the recipients' portion of income tax. The portion withheld for taxes are canceled. Shares netted for taxes in 2021 and 2020 primarily relates to vesting activity for restricted stock shares issued in prior years.
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
A summary of the changes in common shares available for awards under the Omnibus Incentive Plan and Predecessor Plans follows:

	2022	2021	2020
Number of shares available, beginning of year	5,510,599	3,183,310	4,048,509
Newly approved shares under Omnibus Incentive Plan	—	2,999,054	—
Restricted stock shares forfeited	—	1,095	15,271
Restricted stock units awarded	(608,955)	(918,973)	(1,014,667)
Restricted stock units forfeited	109,317	115,641	105,832
Shares issued for 2017 Three-Year PSU Awards	—	—	(133,752)
Shares issued for 2018 Three-Year PSU Awards	—	(47,730)	—
Shares issued for 2019 Three-Year PSU Awards	(161,289)	—	—
Shares issued for 2020 Three-Year PSU Awards	—	(13,770)	—
Restricted stock units awarded for SLO Awards	(37,756)	(72,043)	(73,731)
Director shares granted and issued	(10,606)	(10,160)	(20,835)
Director units granted and deferred(1)	(13,137)	(16,264)	(22,826)
Shares withheld for taxes(2)	301,151	290,439	279,509
Number of shares available, end of year(3)	5,089,324	5,510,599	3,183,310

(1)Director units granted and deferred include the impact of share-settled dividends earned and deferred on deferred shares.
(2)The Omnibus Incentive Plan and 2005 Contingent Stock Plan permit withholding of taxes and other charges that may be required by law to be paid attributable to awards by withholding a portion of the shares attributable to such awards.
(3)The above table excludes approximately 1.6 million contingently issuable shares under the PSU awards and SLO awards, which represents the maximum number of shares that could be issued under those awards as of December 31, 2022.
We record share-based incentive compensation expense in Selling, general and administrative expenses and Cost of sales on our Consolidated Statements of Operations for both equity-classified awards and liability-classified awards. We record a corresponding credit to Additional paid-in capital within Stockholders’ equity for equity-classified awards, and to either a current or non-current liability for liability-classified awards based on the fair value of the share-based incentive compensation awards at the date of grant. Total expense for the liability-classified awards continues to be remeasured to fair value at the end of each reporting period. We recognize an expense or credit reflecting the straight-line recognition, net of estimated forfeitures, of the expected cost of the share-based award. The number of PSUs earned may equal, exceed, or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed, or not met.
The following table summarizes the Company’s pre-tax share-based incentive compensation expense and related income tax benefit for the years ended December 31, 2022, 2021 and 2020 related to the Company’s PSU awards, SLO awards and restricted stock awards.

(In millions)	2022	2021	2020
2022 Three-year PSU Awards	4.8	—	—
2021 Three-year PSU Awards	7.1	4.2	—
2020 Three-year PSU Awards	5.1	4.5	5.3
2019 Three-year PSU Awards	—	2.2	3.5
2018 Three-year PSU Awards	—	—	1.9
2017 COO and Chief Executive Officer-Designate New Hire Equity Awards(1)	—	0.1	0.2
SLO Awards	1.7	2.8	2.2
Other long-term share-based incentive compensation programs(2)	33.6	32.0	29.2
Total share-based incentive compensation expense(3)	$52.3	$45.8	$42.3
Associated tax benefits recognized	$8.0	$7.5	$7.1

(1)    For the year ended December 31, 2020, this amount includes expense associated with award modifications as described under the section titled “Chief Operating Officer (COO) and Chief Executive Officer-Designate 2017 New Hire Equity Awards (Amended).”
(2)    The amounts includes the expenses associated with the restricted stock awards consisting of restricted stock shares, restricted stock units, cash-settled restricted stock unit awards, and other issuances of performance-based awards, apart from annual three-year PSU awards. Expense on other performance-based awards was $0.1 million for the year ended December 31, 2022 and zero for the years ended December 31, 2021 and 2020.
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
The following table summarizes activity for unvested restricted stock units for 2022:

	Restricted stock units
	Shares	Weighted-Average per Share Fair Value on Grant Date	Aggregate Intrinsic Value (In millions)
Non-vested at December 31, 2021	1,681,391	$40.84
Granted	608,955	63.87
Vested	(804,623)	39.86	$32.1
Forfeited or expired	(109,317)	47.84
Non-vested at December 31, 2022	1,376,406	$51.04
A summary of the Company’s fair values of its vested restricted stock shares and restricted stock units are shown in the following table:

(In millions)	2022	2021	2020
Fair value of restricted stock shares vested	$—	$6.1	$13.2
Fair value of restricted stock units vested	$51.6	$26.4	$15.6
Unrecognized compensation cost and the weighted average period over which the compensation cost is expected to be recognized for its non-vested restricted stock units are shown in the following table:

(In millions)	Unrecognized Compensation Cost	Weighted Average to be recognized (in years)
Restricted Stock units	$46.2	1.1
The non-vested cash awards excluded from table above had $1.8 million unrecognized compensation costs and weighted-average remaining contractual life of approximately 1 year. We have recognized liabilities of $1.4 million and $1.9 million within other current liabilities on our Consolidated Balance Sheets, as of December 31, 2022 and 2021, respectively. Cash paid for vested cash-settled restricted stock unit awards was $2.3 million and $1.4 million in 2022 and 2021, respectively.
PSU Awards
Three-year PSU awards for 2020, 2021 and 2022

During the first 90 days of each year, the O&C Committee of our Board of Directors approves PSU awards for our executive officers and other selected employees, which include for each participant a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the three-year performance period. Following the end of the performance period, in addition to shares, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. Each PSU is subject to forfeiture if the recipient terminates employment with the Company prior to the end of the three-year award performance period for any reason other than death, disability or retirement. In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant’s number of full months of service during the award performance period, further adjusted based on the achievement of the performance goals during the award performance period. All PSUs are classified as equity in the Consolidated Balance Sheets, with the exception of awards that are required by local laws or regulations to be settled in cash. This subset of PSU awards are classified as either other current or other non-current liabilities in the Consolidated Balance Sheets.
The performance goals, weightings and other information regarding PSU awards for 2020, 2021 and 2022 are set forth below:
2020 Three-year PSU Awards: (i) Relative TSR over the three-year performance period weighted at 34%; (ii) Adjusted EBITDA compound annual growth rate ("CAGR") weighted at 33%; and (iii) return on invested capital ("ROIC") weighted at 33%. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares.

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
2022 Three-year PSU Awards: (i) three-year CAGR of consolidated Adjusted EBITDA weighted at 50% and (ii) ROIC weighted at 50%. Calculation of final achievement on each performance metric is subject to an upward or downward adjustment of up to 25% of the overall combined achievement percentage, based on the results of a relative total shareholder return (“TSR”) modifier. The comparator group for the relative TSR modifier is S&P 500 component companies as of the beginning of the performance period. Shareholder return in the top quartile of the comparator group increases overall achievement of performance metrics by 25% while shareholder return in the bottom quartile of the comparator group decreases overall achievement of the performance metrics by 25%. The total number of shares to be issued, including the modifier, for these awards can range from zero to 250% of the target number of shares.

	Adjusted EBITDA CAGR	ROIC
February 24, 2022 grant date
Number of units granted	72,308	72,308
Fair value on grant date (per unit)	$70.92	$70.92
March 1, 2022 grant date
Number of units granted	16,766	16,766
Fair value on grant date (per unit)	$69.71	$69.71
The assumptions used to calculate the grant date fair values are shown in the following table:

	Expected price volatility	Risk-free interest rate
February 24, 2022 grant date	37.40%	1.70%
March 1, 2022 grant date	37.70%	1.50%
The following table includes additional information related to estimated earned payout based on the probable outcome of the performance conditions and market condition as of December 31, 2022:

	Estimated Payout %
	Adjusted EBITDA CAGR	ROIC	Relative TSR(1)	TSR Modifier(1)	Combined
2022 Three-year PSU Awards	100%	100%	N/A	—%	100%
2021 Three-year PSU Awards	113%	200%	N/A	—%	156%
2020 Three-year PSU Awards	187%	181%	150%	N/A	172%
(1)    Relative TSR and Relative TSR Modifier are market-based conditions. Accordingly, we make no assumptions related to future performance. The percentages above represent actual rankings as of December 31, 2022. Any portion of outstanding awards based on the achievement of market-based conditions are accrued at 100% of fair value over the performance period in accordance with ASC 718.
The following table summarizes activity for outstanding three-year PSU awards for 2022:

	Shares	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2021	737,869
Granted(1)	178,148
Performance adjustment(2)	56,560
Converted	(274,296)	$13.4
Forfeited or expired	(23,594)
Outstanding at December 31, 2022	674,687
Fully vested at December 31, 2022	294,594	$10.4

(1)This represents the target number of performance units granted. Actual number of PSUs earned, if any, is dependent upon performance and may range from 0% to 250% percent of the target.
(2)Represents units earned and distributed in excess of target for 2019 three-year PSUs awards.
The following table summarizes activity for non-vested three-year PSU awards for 2022:

	Shares	Weighted-Average per Share Fair Value on Grant Date
Non-vested at December 31, 2021	473,567	$38.85
Granted	178,148	70.70
Vested	(248,028)	35.23
Forfeited or expired	(23,594)	40.49
Non-vested at December 31, 2022	380,093	$56.03
 A summary of the Company’s fair value for its vested three-year PSU awards is shown in the following table:

(In millions)	2022	2021	2020
Fair value of Three-year PSU awards vested	$14.7	$17.8	$9.6
A summary of the Company’s unrecognized compensation cost for three-year PSU awards at the current estimated earned payout based on the probable outcome of the performance condition and weighted average periods over which the compensation cost is expected to be recognized as shown in the following table:

(In millions)	Unrecognized Compensation Costs	Weighted Average to be recognized (in years)
2022 Three-year PSU Awards	$7.4	2
2021 Three-year PSU Awards	4.6	1
2020 Three-year PSU Awards	—	0

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
2019 Three-year PSU Awards
In February 2022, the O&C Committee reviewed the performance results for the 2019-2021 PSUs. Performance goals for these PSUs were based on Adjusted EBITDA margin, ROIC and Relative TSR. Based on overall performance for 2019-2021 PSUs, these awards paid out at 132.5% of target or 274,296 units. Of this, 110,529 units were withheld to cover employee tax withholding and 2,478 units were designated as cash-settled awards, resulting in net share issuances of 161,289.
Stock Leverage Opportunity Awards
Before the start of each performance year, certain key executives have been eligible to elect to receive all or a portion of their annual cash bonus for that year, in increments of 25% of the annual bonus, as an award of restricted stock units under the Omnibus Incentive Plan in lieu of cash. The portion provided as an equity award may be given a premium as determined by the O&C Committee each year and is rounded up to the nearest whole share. The award is granted following the end of the performance year and after determination by the O&C Committee of the amount of the annual bonus award for each executive officer and other selected key executives who have elected to take all or a portion of his or her annual bonus as an equity award, but no later than the March 15 following the end of the performance year.
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
The 2022 SLO awards comprise an estimated aggregate of 32,329 restricted stock units as of December 31, 2022. The final number of units issued will be determined based on Annual Incentive Plan payout. During 2022, 37,756 restricted stock units were granted for the 2021 Annual Incentive Plan. We record compensation expense for these awards in Selling, general and administrative expenses on the Consolidated Statements of Operations with a corresponding credit to Additional paid-in capital within Stockholders’ equity, based on the fair value of the awards at the end of each reporting period, which reflects the effects of stock price changes. The expense is recognized over a fifteen-month period.

Note 22 Accumulated Other Comprehensive Loss
The following table provides details of comprehensive loss:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment(1)	Unrecognized Losses on Derivative Instruments for net investment hedge	Unrecognized (Losses) Gains on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2020	$(172.5)	$(721.7)	$(67.5)	$(1.8)	$(963.5)
Other comprehensive income (loss) before reclassifications	28.7	(38.8)	29.2	3.0	22.1
Less: amounts reclassified from accumulated other comprehensive loss	6.3	—	—	1.2	7.5
Net current period other comprehensive income (loss)	35.0	(38.8)	29.2	4.2	29.6
Balance at December 31, 2021	$(137.5)	$(760.5)	$(38.3)	$2.4	$(933.9)
Other comprehensive income (loss) before reclassifications	7.3	(77.0)	20.0	9.2	(40.5)
Less: amounts reclassified from accumulated other comprehensive loss	3.9	—	—	(8.3)	(4.4)
Net current period other comprehensive income (loss)	11.2	(77.0)	20.0	0.9	(44.9)
Balance at December 31, 2022	$(126.3)	$(837.5)	$(18.3)	$3.3	$(978.8)

(1)Includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustments were $15.8 million, $30.2 million and $37.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table provides detail of amounts reclassified from AOCL:

(In millions)	2022	2021	2020	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefits:
Settlements	$—	$(0.9)	$(1.8)
Prior service credits	—	—	0.1
Actuarial losses	(5.2)	(7.4)	(5.9)
Total pre-tax amount	(5.2)	(8.3)	(7.6)	Other (expense) income, net
Tax benefit	1.3	2.0	1.9
Net of tax	(3.9)	(6.3)	(5.7)
Net gains (losses) on cash flow hedging derivatives:(1)
Foreign currency forward contracts	10.9	(1.9)	(0.8)	Cost of sales
Treasury locks	0.1	0.1	0.1	Interest expense, net
Total pre-tax amount	11.0	(1.8)	(0.7)
Tax (expense) benefit	(2.7)	0.6	0.3
Net of tax	8.3	(1.2)	(0.4)
Total reclassifications for the period	$4.4	$(7.5)	$(6.1)

(1)These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 15, “Derivatives and Hedging Activities,” for additional details.

Note 23 Other (Expense) Income, net
The following table provides details of other (expense) income, net:

	Year Ended December 31,
(In millions)	2022	2021	2020
Net foreign exchange transaction (loss) gain	$(7.2)	$(0.7)	$1.7
Bank fee expense	(5.1)	(5.0)	(6.3)
Pension income other than service costs	4.8	4.4	0.9
Impairment (loss)/fair value gain on equity investments, net	(30.6)	6.6	15.1
Impairment of debt investment(1)	—	(8.0)	—
Foreign currency exchange loss due to high inflationary economies	(8.8)	(3.6)	(4.7)
Loss on debt redemption and refinancing activities	(11.2)	(18.6)	—
Other income(2)	11.7	13.2	11.3
Other (expense)	(6.8)	(5.2)	(5.5)
Other (expense) income, net	$(53.2)	$(16.9)	$12.5

(1)During the year ended December 31, 2021, SEE made investments totaling $8.0 million, in another company's convertible debt. Based on information available to SEE specific to the investee and our expectations of recoverability at that time, we recorded a credit loss resulting in an $8.0 million impairment (establishment of allowance) of the convertible debt investment during the fourth quarter of 2021. The total allowance for credit losses related to the remaining available-for-sale debt securities as of December 31, 2022 was zero.
(2)During the year ended December 31, 2021, the Supreme Court of Brazil issued a final decision that clarified the methodology companies should use related to a claim for the overpayment of certain indirect taxes paid by Sealed Air subsidiaries in Brazil, resulting from a double taxation calculation. Based on the updated methodology approved by the Brazilian Supreme Court, we recorded $5.0 million to other income during the year ended December 31, 2021.

Note 24 Net Earnings per Common Share
The following table shows the calculation of basic and diluted net earnings per common share:

	Year Ended December 31,
(In millions, except per share amounts)	2022	2021	2020
Basic Net Earnings Per Common Share:
Numerator:
Net earnings	$491.6	$506.8	$502.9
Distributed and allocated undistributed net earnings to unvested restricted stockholders	—	—	(0.2)
Net earnings available to common stockholders	$491.6	$506.8	$502.7
Denominator:
Weighted average number of common shares outstanding - basic	145.9	150.9	155.2
Basic net earnings per common share:
Basic net earnings per common share	$3.37	$3.36	$3.24
Diluted Net Earnings Per Common Share:
Numerator:
Net earnings available to common stockholders	$491.6	$506.8	$502.7
Denominator:
Weighted average number of common shares outstanding - basic	145.9	150.9	155.2
Effect of dilutive stock shares and units	1.5	1.5	0.8
Weighted average number of common shares outstanding - diluted under treasury stock	147.4	152.4	156.0
Diluted net earnings per common share	$3.33	$3.32	$3.22
PSU Awards
We included contingently issuable shares using the treasury stock method for our PSU awards in the diluted weighted average number of common shares outstanding based on the number of contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period. The calculation of diluted weighted average shares outstanding related to PSUs was 0.8 million in 2022, 0.6 million in 2021, and nominal in 2020.
SLO Awards
The shares or units associated with the 2022 SLO awards are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the year ended December 31, 2022. These shares or units will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of 2023. Once this determination is made, the shares or units will be included in diluted weighted average number of common shares outstanding if the impact to diluted net earnings per common share is dilutive. The shares or units associated with SLO awards for 2022, 2021 and 2020 were nominal.
Note 25 Events Subsequent to December 31, 2022
LB Holdco, Inc. Acquisition
On February 1, 2023, SEE acquired 100% of the outstanding shares of capital stock of Liquibox, a pioneer, innovator and manufacturer of Bag-in-Box sustainable fluids & liquids packaging and dispensing solutions for fresh food, beverage, consumer goods and industrial end-markets. The acquisition will be included in our Food reporting segment. This acquisition accelerates our CRYOVAC® brand Fluids & Liquids business. CRYOVAC® technology, scale and market access provide a significant source of synergies. This acquisition contributes to and fast tracks SEE’s transformation to become a world-class, digitally driven company automating sustainable packaging solutions.
Consideration paid was approximately $1.15 billion in cash, subject to customary adjustments. We financed the consideration paid and related fees and expenses through borrowings under our senior secured credit facility, proceeds from the issuance of senior notes, and cash on hand. See Note 14, "Debt and Credit Facilities," for additional details. For the year ended December 31, 2022, acquisition related expenses recognized for the Liquibox acquisition were $7.0 million. These expenses are included within Selling, general and administrative expenses in the Consolidated Statements of Operations. Given the recent timing of the closing of this acquisition, we are in the process of identifying and measuring the value of the assets acquired and liabilities assumed. We plan to disclose the preliminary purchase price allocation estimates and other related information in our Form 10-Q for the quarterly period ending March 31, 2023.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness, as of December 31, 2022, of our internal control over financial reporting. The suitable recognized control framework on which management’s evaluation of our internal control over financial reporting is based is the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation under the COSO framework, our management concluded that our internal control over financial reporting as of December 31, 2022 was effective.
Our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2022, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers,” and the balance will be included in our Proxy Statement for our 2023 Annual Meeting of Stockholders under the captions “Corporate Governance,” “Election of Directors — Information Concerning Nominees” and “Election of Directors - Nominees for Election as Directors”, except as set forth below. All such information is incorporated herein by reference.
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

Item 11. Executive Compensation
The information required in response to this Item will be set forth in our Proxy Statement for our 2023 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation." Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
The information required in response to this Item will be set forth in our Proxy Statement for our 2023 Annual Meeting of Stockholders under the captions “Beneficial Ownership Table” and “Equity Compensation Plan Information.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director
Independence
The information required in response to this Item will be set forth in our Proxy Statement for our 2023 Annual Meeting of Stockholders under the captions “Corporate Governance - Board of Directors Overview - Independence of Directors” and “Certain Relationships and Related Person Transactions.” Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required in response to this Item will be included in our Proxy Statement for our 2023 Annual Meeting of Stockholders under the captions “Principal Independent Auditor Fees” and “Audit Committee Pre-Approval Policies and Procedures.” Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this Annual Report on Form 10-K:
(1) Financial Statements
See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K in Part II Item 8.
(2) Financial Statement Schedule
See Schedule II — Valuation and Qualifying Accounts and Reserves — Years Ended December 31, 2022, 2021 and 2020 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable or the amounts involved are not material.

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

2.3
Purchase Agreement, dated October 31, 2022, by and among LB Super Holdco LLC, LB Holdco, Inc., Cryovac International Holdings, Inc., solely for the purposes of certain provisions therein, LB Jersey Holdco Limited, and, solely for the purposes of guaranteeing certain obligations of Buyer, Sealed Air Corporation. (Exhibit 2.1 to the Company’s Current Report on Form 8-K, Date of Report October 31, 2022, File No. 1-12139, is incorporated herein by reference.)

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

4.4	Form of 5.125% Senior Note due 2024 (Exhibit 4.3 to the Company’s Current Report on Form 8-K, Date of Report November 24, 2014, File No. 1-12139, is incorporated herein by reference.)

4.5
Indenture, dated as of June 16, 2015, by and among Sealed Air Corporation, the Guarantors party thereto, U.S. Bank National Association, Elavon Financial Services Limited and Elavon Financial Services Limited, UK Branch. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report June 11, 2015, File No. 1-12139, is incorporated herein by reference.)

4.6	Form of 5.500% Senior Note due 2025. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report June 11, 2015, File No. 1-12139, is incorporated herein by reference.)

4.7	Form of 4.500% Senior Note due 2023. (Exhibit 4.3 to the Company’s Current Report on Form 8-K, Date of Report June 11, 2015, File No. 1-12139, is incorporated herein by reference.)

4.8
Indenture, dated as of July 1, 2003, by and among Sealed Air Corporation and SunTrust Bank. (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12139, is incorporated herein by reference.)

4.9
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

4.11	Form of 4.000% Senior Note due 2027. (Exhibit 4.2 to the Company's Current Report on Form 8-K, Date of Report November 21, 2019, File No. 1-12139, is incorporated herein by reference.)

4.12
Indenture, dated as of September 29, 2021, by and among Sealed Air Corporation, Guarantors party thereto and U.S. Bank National Association. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report September 28, 2021, File No. 1-12139, is incorporated herein by reference.)

Exhibit Number	Description
4.13	Form of 1.573% Senior Secured Notes due 2026. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report September 28, 2021, File No. 1-12139, is incorporated herein by reference.)

4.14
Indenture, dated as of April 19, 2022, by and among Sealed Air Corporation, Guarantors party thereto and U.S. Bank Trust Company, National Association. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report April 18, 2022, File No. 1-12139, is incorporated herein by reference.)

4.15	Form of 5.000% Senior Note due 2029. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report April 18, 2022, File No. 1-12139, is incorporated herein by reference.)

4.16
Indenture, dated as of January 31, 2023, by and among Sealed Air Corporation, Sealed Air Corporation (US), Guarantors party thereto and U.S. Bank Trust Company, National Association. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report January 27, 2023, File No. 1-12139, is incorporated herein by reference.)

4.17	Form of 6.125% Senior Note due 2028. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report January 27, 2023, File No. 1-12139, is incorporated herein by reference.)

4.18	Description of Securities. (Exhibit 4.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-12139, is incorporated herein by reference.)

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

10.8	Fees to be paid to the Company's Non-Employee Directors — 2023*

10.9
Fees to be paid to the Company's Non-Employee Directors - 2022. (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, File No. 1-12139, is incorporated herein by reference.)*

10.10
Sealed Air Corporation Annual Incentive Plan, as amended and restated on October 4, 2017 (Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.11
Sealed Air Corporation Deferred Compensation Plan for Key Employees (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 25, 2013, file No. 1-12139, is incorporated herein by reference.)*

10.12
Sealed Air Corporation Policy on Recoupment of Incentive Compensation from Executives in the Event of Certain Restatements, as amended February 18, 2010. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report February 18, 2010, File No. 1-12139, is incorporated herein by reference.)*

Exhibit Number	Description
10.13
Offer Letter Agreement, dated September 5, 2017, between Edward L. Doheny II and the Company. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report September 2, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.14
Letter Agreement, dated December 10, 2020, between Edward L. Doheny II and the Company. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report December 10, 2020, File No. 1-12139, is incorporated herein by reference.)*

10.15
Letter Agreement, dated August 30, 2022, between Edward L. Doheny II and Sealed Air Corporation. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report August 30, 2022, File No. 1-12139, is incorporated herein by reference.)*

10.16	2014 Omnibus Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 22, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.17
2014 Omnibus Incentive Plan (as amended and restated effective May 17, 2018) (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 17, 2018, File No. 1-12139, is incorporated herein by reference.)*

10.18
2014 Omnibus Incentive Plan (as amended and restated effective May 18, 2021) (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 18, 2021, File No. 1-12139, is incorporated herein by reference.)*

10.19
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

10.20
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

10.21
 Amendment to Third Amended and Restated Syndicated Facility Agreement and Pledge and Security Agreement, dated as of September 9, 2021, by and among Sealed Air Corporation, Bank of America, N.A. and the undersigned Lenders (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 1-12139, is incorporated herein by reference.)

10.22
Amendment No. 4 to Third Amended and Restated Syndicated Facility Agreement, dated as of November 5, 2021, by and among Sealed Air Corporation, on behalf of itself and certain of subsidiaries, and Sealed Air Corporation (US), Bank of America, N.A., as agent and the other financial institutions party thereto. (Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, File No. 1-12139, is incorporated herein by reference.)

10.23
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

10.24
Amendment No. 1 to Fourth Amended and Restated Syndicated Facility Agreement and Incremental Assumption Agreement, dated December 8, 2022, by and among Sealed Air Corporation and certain of its subsidiaries party thereto, Bank of America, N.A., as agent, and the other financial institutions party thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report December 8, 2022, File No. 1-12139, is incorporated herein by reference.)

10.25
Equity Purchase Agreement, dated as of April 30, 2019, by and between the Company, Automated Packaging Systems, Inc. and the Seller Parties named therein. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, File No. 1-12139, is incorporated herein by reference.)

10.26
Offer Letter Agreement, dated June 20, 2019, between James M. Sullivan and Sealed Air Corporation. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 19, 2019, File No. 1-12139, is incorporated herein by reference.)*

10.27
Extension Letter, dated November 23, 2020, between James M. Sullivan and the Company. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report November 23, 2020, File No. 1-12139, is incorporated herein by reference.)*

Exhibit Number	Description
10.28
Offer Letter, dated November 23, 2020, between Christopher J. Stephens, Jr. and the Company (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report November 23, 2020, File No. 1-12139, is incorporated herein by reference.)*

10.29
Form of Notice of Grant of Restricted Stock Unit Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 13, 2018 (Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.30
Form of Notice of Grant of Restricted Stock Unit Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 16, 2015. (Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.31
Form of Notice of Grant of Restricted Stock Unit Award (Performance-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 13, 2018 (Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.32
Form of Notice of Grant of Restricted Stock Unit Award (Performance-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 16, 2015. (Exhibit 10.45 to the Company’s Annual Report on Form10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.33
Form of Notice of Grant of Restricted Stock Unit Award (Stock Leverage Opportunity) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 13, 2018 (Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.34
Form of Notice of Grant of Restricted Stock Unit Award (Stock Leverage Opportunity) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 16, 2015. (Exhibit 10.46 to the Company’s Annual Report on Form10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.35
Form of Notice of Grant of Restricted Stock Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 13, 2018 (Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.36
Form of Notice of Grant of Restricted Stock Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 16, 2015. (Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

21	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Edward L. Doheny II, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated February 21, 2023.

31.2	Certification of Christopher J. Stephens, Jr., Senior Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated February 21, 2023.

32
Certification of Edward L. Doheny II, President and Chief Executive Officer of the Company, and Christopher J. Stephens, Jr., Senior Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated February 21, 2023.

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

(2) Financial Statement Schedule
SEALED AIR CORPORATION AND SUBSIDIARIES
SCHEDULE II
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2022, 2021 and 2020

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Foreign Currency Translation and Other	Balance at End of Year
(In millions)
Year Ended December 31, 2022
Allowance for credit losses on trade receivables	$11.1	$6.2	$(5.6)	(1)	$(0.2)	$11.5
Inventory obsolescence reserve	$24.1	$19.8	$(14.6)	(2)	$(0.4)	$28.9
Valuation allowance on deferred tax assets	$189.6	$2.0	$(1.9)	(3)	$(10.2)	$179.5
Allowance for credit loss on debt investment	$8.0	$—	$(8.0)	(4)	$—	$—
Year Ended December 31, 2021
Allowance for credit losses on trade receivables	$11.7	$2.1	$(2.5)	(1)	$(0.2)	$11.1
Inventory obsolescence reserve	$21.1	$9.5	$(5.8)	(2)	$(0.7)	$24.1
Valuation allowance on deferred tax assets	$207.1	$3.7	$(6.2)	(3)	$(15.0)	$189.6
Allowance for credit loss on debt investment	$—	$8.0	$—		$—	$8.0
Year Ended December 31, 2020
Allowance for credit losses on trade receivables	$8.2	$3.7	$(0.2)	(1)	$—	$11.7
Inventory obsolescence reserve	$19.6	$9.0	$(7.8)	(2)	$0.3	$21.1
Valuation allowance on deferred tax assets	$197.6	$(1.4)	$(6.5)	(3)	$17.4	$207.1
Allowance for credit loss on debt investment	$—	$—	$—		$—	$—

(1)Primarily accounts receivable balances written off, net of recoveries.
(2)Primarily items removed from inventory.
(3)Primarily includes valuation allowances released as a result of the cessation of operations in certain jurisdictions and write off of related deferred tax asset balances.
(4)Primarily due to exchange of debt investment for preferred securities of the same investee during the year.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)

By:	/S/ EDWARD L. DOHENY II
Edward L. Doheny II
President and Chief Executive Officer
Date: February 21, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/S/ EDWARD L. DOHENY II	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2023
Edward L. Doheny II

By:	/S/ CHRISTOPHER J. STEPHENS, JR.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2023
Christopher J. Stephens, Jr.

By:	/S/ MICHAEL A. LEON	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 21, 2023
Michael A. Leon

By:	/S/ ELIZABETH M. ADEFIOYE	Director	February 21, 2023
Elizabeth M. Adefioye

By:	/S/ ZUBAID AHMAD	Director	February 21, 2023
Zubaid Ahmad

By:	/S/ KEVIN BERRYMAN	Director	February 21, 2023
Kevin Berryman

By:	/S/ FRANÇOISE COLPRON	Director	February 21, 2023
Françoise Colpron

By:	/S/ HENRY R. KEIZER	Director	February 21, 2023
Henry R. Keizer

By:	/S/ HARRY A. LAWTON III	Director	February 21, 2023
Harry A. Lawton III

By:	/S/ SUZANNE B. ROWLAND	Director	February 21, 2023
Suzanne B. Rowland

By:	/S/ JERRY R. WHITAKER	Director	February 21, 2023
Jerry R. Whitaker