Form 10-Q
period 2023-03-31
SEALED AIR CORP/DE
filed 2023-05-04
CIK 1012100

/24

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 144,386,418 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of April 28, 2023.

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
The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: global economic and political conditions, including recessionary and inflationary pressures, currency translation and devaluation effects, changes in raw material pricing and availability, competitive conditions, the success of new product offerings, failure to realize synergies and other financial benefits from the acquisition of Liquibox within the expected time frames, greater than expected costs or difficulties related to the integration of Liquibox, consumer preferences, the effects of animal and food-related health issues, the effects of epidemics or pandemics, including the Coronavirus Disease 2019 (COVID-19), negative impacts related to the ongoing conflict between Russia and Ukraine and related sanctions, export restrictions and other counteractions thereto, changes in energy costs, environmental matters, the success of our restructuring activities, the success of our merger, acquisition and equity investment strategies, the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts, changes in our credit ratings, the tax benefit associated with the Settlement agreement (as defined in Note 18 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report), regulatory actions and legal matters, and the other information referenced in Part I, Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC, and in any of our subsequent SEC filings. Any forward-looking statement made by us is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In USD millions, except share and per share data)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$303.1	$456.1
Trade receivables, net of allowance for credit losses of $12.4 in 2023 and $11.5 in 2022	481.8	592.4
Income tax receivables	32.2	40.3
Other receivables	94.5	104.2
Inventories, net of inventory reserves of $31.4 in 2023 and $28.9 in 2022 (Note 7)	961.7	866.3
Prepaid expenses and other current assets	193.8	57.5
Total current assets	2,067.1	2,116.8
Property and equipment, net (Note 8)	1,396.5	1,275.9
Goodwill (Note 9)	2,908.9	2,174.5
Identifiable intangible assets, net (Note 9)	472.0	138.4
Deferred taxes	123.7	141.5
Operating lease right-of-use-assets (Note 4)	82.4	70.2
Other non-current assets	305.6	297.4
Total assets	$7,356.2	$6,214.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings (Note 13)	$175.7	$6.6
Current portion of long-term debt (Note 13)	14.0	434.0
Current portion of operating lease liabilities (Note 4)	27.1	24.0
Accounts payable	826.3	865.6
Accrued restructuring costs (Note 12)	11.8	14.7
Income tax payable	24.6	19.9
Other current liabilities	653.3	717.0
Total current liabilities	1,732.8	2,081.8
Long-term debt, less current portion (Note 13)	4,640.4	3,237.9
Long-term operating lease liabilities, less current portion (Note 4)	58.2	49.6
Deferred taxes	97.0	33.4
Other non-current liabilities	481.3	467.9
Total liabilities	7,009.7	5,870.6
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2023 and 2022	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 233,971,693 in 2023 and 233,233,456 in 2022; shares outstanding: 144,385,401 in 2023 and 144,672,113 in 2022	23.4	23.3
Additional paid-in capital	2,152.8	2,155.3
Retained earnings	3,195.5	3,163.4
Common stock in treasury, 89,586,292 shares in 2023 and 88,561,343 shares in 2022	(4,076.0)	(4,019.1)
Accumulated other comprehensive loss, net of taxes (Note 20)	(949.2)	(978.8)
Total stockholders’ equity	346.5	344.1
Total liabilities and stockholders’ equity	$7,356.2	$6,214.7

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In USD millions, except per share data)	2023	2022
Net sales	$1,348.8	$1,417.6
Cost of sales	943.7	940.6
Gross profit	405.1	477.0
Selling, general and administrative expenses	221.6	205.0
Amortization expense of intangible assets	15.2	9.4
Restructuring charges (Note 12)	(1.2)	0.5
Operating profit	169.5	262.1
Interest expense, net	(57.8)	(38.9)
Other expense, net (Note 21)	(15.0)	(14.2)
Earnings before income tax provision	96.7	209.0
Income tax provision (Note 17)	33.8	59.4
Net earnings from continuing operations	62.9	149.6
Loss on sale of discontinued operations, net of tax	(1.0)	(0.4)
Net earnings	$61.9	$149.2
Basic:
Continuing operations	$0.44	$1.01
Discontinued operations	(0.01)	—
Net earnings per common share - basic (Note 22)	$0.43	$1.01
Diluted:
Continuing operations	$0.44	$1.00
Discontinued operations	(0.01)	—
Net earnings per common share - diluted (Note 22)	$0.43	$1.00
Weighted average number of common shares outstanding: (Note 22)
Basic	144.1	147.6
Diluted	144.8	149.5

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2023			2022
(In USD millions)	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings			$61.9			$149.2
Other comprehensive income (loss):
Recognition of pension items	$1.7	$(0.4)	1.3	$1.1	$(0.3)	0.8
Unrealized (losses) gains on derivative instruments for net investment hedge	(7.3)	1.8	(5.5)	6.7	(1.7)	5.0
Unrealized losses on derivative instruments for cash flow hedge	(3.8)	1.0	(2.8)	(2.1)	0.6	(1.5)
Foreign currency translation adjustments	36.6	—	36.6	3.5	—	3.5
Other comprehensive income	$27.2	$2.4	29.6	$9.2	$(1.4)	7.8
Comprehensive income, net of taxes			$91.5			$157.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In USD millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Equity
Balance at December 31, 2022	$23.3	$2,155.3	$3,163.4	$(4,019.1)	$(978.8)	$344.1
Effect of share-based incentive compensation	0.1	(3.4)	—	—	—	(3.3)
Stock issued for profit sharing contribution paid in stock	—	0.9	—	23.0	—	23.9
Repurchases of common stock	—	—	—	(79.9)	—	(79.9)
Recognition of pension items, net of taxes	—	—	—	—	1.3	1.3
Foreign currency translation adjustments	—	—	—	—	36.6	36.6
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(8.3)	(8.3)
Net earnings	—	—	61.9	—	—	61.9
Dividends on common stock ($0.20 per share)	—	—	(29.8)	—	—	(29.8)
Balance at March 31, 2023	$23.4	$2,152.8	$3,195.5	$(4,076.0)	$(949.2)	$346.5

Balance at December 31, 2021	$23.2	$2,123.4	$2,790.7	$(3,754.7)	$(933.9)	$248.7
Effect of share-based incentive compensation	0.1	(7.4)	—	—	—	(7.3)
Stock issued for profit sharing contribution paid in stock	—	6.9	—	15.8	—	22.7
Repurchases of common stock	—	—	—	(200.1)	—	(200.1)
Recognition of pension items, net of taxes	—	—	—	—	0.8	0.8
Foreign currency translation adjustments	—	—	—	—	3.5	3.5
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	3.5	3.5
Net earnings	—	—	149.2	—	—	149.2
Dividends on common stock ($0.20 per share)	—	—	(30.6)	—	—	(30.6)
Balance at March 31, 2022	$23.3	$2,122.9	$2,909.3	$(3,939.0)	$(926.1)	$190.4
See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In USD millions)	2023	2022
Net earnings	$61.9	$149.2
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	55.9	45.3
Share-based incentive compensation	17.6	17.3
Profit sharing expense	6.8	8.6
Loss on debt redemption and refinancing activities	4.9	0.7
Provision for allowance for credit losses on trade receivables	2.2	1.8
Provisions for inventory obsolescence	5.4	4.5
Deferred taxes, net	(2.8)	(2.3)
Net loss on sale of business	1.0	0.4
Impairment loss on equity investments	—	15.5
Other non-cash items	11.6	(3.1)
Changes in operating assets and liabilities:
Trade receivables, net	30.1	(57.1)
Inventories, net	(32.0)	(119.9)
Accounts payable	(62.8)	10.5
Customer advance payments	4.7	1.7
Income tax receivable/payable	12.7	30.2
Other assets and liabilities	(65.3)	(54.9)
Net cash provided by operating activities	$51.9	$48.4
Cash flows from investing activities:
Capital expenditures	(64.9)	(67.0)
Proceeds related to sale of business and property and equipment, net	0.6	7.1
Businesses acquired in purchase transactions, net of cash acquired	(1,148.0)	(9.1)
Payments associated with debt, equity and equity method investments	—	(1.3)
Settlement of foreign currency forward contracts	5.4	1.0
Net cash used in investing activities	$(1,206.9)	$(69.3)
Cash flows from financing activities:
Net proceeds (payments) of short-term borrowings	167.9	(0.1)
Proceeds from long-term debt	1,411.4	0.8
Payments of long-term debt	(432.8)	—
Payments of debt modification/extinguishment costs and other	(13.1)	(4.1)
Dividends paid on common stock	(31.1)	(31.1)
Impact of tax withholding on share-based compensation	(21.0)	(24.8)
Repurchases of common stock	(79.9)	(200.1)
Principal payments related to financing leases	(2.3)	(2.7)
Net cash provided by (used in) financing activities	$999.1	$(262.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$2.9	$0.2
Cash Reconciliation:
Cash and cash equivalents	456.1	561.0
Restricted cash and cash equivalents	—	—
Balance, beginning of period	$456.1	$561.0
Net change during the period	(153.0)	(282.8)
Cash and cash equivalents	303.1	278.2
Restricted cash and cash equivalents	—	—
Balance, end of period	$303.1	$278.2
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$50.8	$41.0
Income tax payments, net of cash refunds	$14.0	$24.7
Restructuring payments including associated costs	$3.1	$12.0

Non-cash items:
Transfers of shares of common stock from treasury for profit-sharing contributions	$23.9	$22.7
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
Our portfolio of packaging solutions includes CRYOVAC® brand food packaging, LIQUIBOX® fluids and liquids systems, SEALED AIR® brand protective packaging, AUTOBAG® brand automated systems, BUBBLE WRAP® brand packaging, SEE Touchless Automation™ solutions and prismiq™ digital packaging and printing. We have established leading market positions through our differentiated packaging solutions, well-established customer relationships, iconic brands, and global scale and market access.
We conduct substantially all of our business through two wholly-owned subsidiaries, Cryovac, LLC and Sealed Air Corporation (US). Throughout this report, when we refer to “Sealed Air,” “SEE,” the “Company,” “we,” “our,” or “us,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise.
Basis of Presentation
Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our Condensed Consolidated Balance Sheet as of March 31, 2023 and our Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 have been made. The results set forth in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. All amounts are in millions, except per share amounts, and approximate due to rounding. All amounts are presented in U.S. dollar, unless otherwise specified.
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
We are responsible for the unaudited Condensed Consolidated Financial Statements and notes included in this report. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Form 10-K”), which was filed with the SEC on February 21, 2023, and with the information contained in our other publicly available filings with the SEC.
When we cross reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.
There were no significant changes to our significant accounting policies as disclosed in “Note 2 – Summary of Significant Accounting Policies and Recently Issued Accounting Standards” of our audited consolidated financial statements and notes thereto included in our 2022 Form 10-K.
Impact of Highly Inflationary Economy

Argentina
Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into U.S. dollars using the current exchange rate available to us. The impact of any changes in the exchange rate are reflected within Other expense, net on the Condensed Consolidated Statements of Operations. The Company recorded $2.6 million and $1.0 million of remeasurement losses for the three months ended March 31, 2023 and 2022, respectively, related to our subsidiaries in Argentina.
Note 2 Recently Adopted and Issued Accounting Standards
Recently Adopted Accounting Standards
In September 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"). ASU 2022-04 requires the buyer in a supplier finance program to disclose qualitative and quantitative information about the program. The Company adopted ASU 2022-04 on January 1, 2023, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The adoption did not materially impact the Company's Condensed Consolidated Financial Statements.
We facilitate a voluntary supply chain financing program to provide some of our suppliers with the opportunity to sell receivables due from us (our accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. This program is administered by participating financial institutions. When a supplier utilizes the supply chain financing program, the supplier receives a payment in advance of agreed payment terms from the financial institution, net of a discount charged. Our responsibility is limited to making payments to the respective financial institutions on the terms originally negotiated with our supplier. No assets are pledged as collateral by the Company or any of our subsidiaries under the program. The majority of suppliers using the program are on 120 day payment terms after the end of the month in which the invoice was issued. We monitor our days payable outstanding relative to our peers and industry trends in order to assess our conclusion that the program continues to be a trade payable program and not indicative of a borrowing arrangement. The liabilities continue to be presented as Accounts payable in our Condensed Consolidated Balance Sheets until they are paid, and they are reflected as Cash flows from operating activities when settled. At March 31, 2023 and December 31, 2022, our accounts payable balances included $118 million and $140 million, respectively, related to invoices from suppliers participating in the program.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Topic 606, Revenue from Contracts with Customers. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the adoption date. The Company adopted ASU 2021-08 on January 1, 2023. The adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements.
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

Food:
Food solutions are sold to food processors in fresh red meat, smoked and processed meats, poultry, seafood, plant-based, fluids and liquids, and cheese markets worldwide. Food offers integrated packaging materials and automated equipment solutions to increase food safety, extend shelf life, reduce food waste, automate processes and optimize total cost. Its materials, automated equipment and service enables customers to reduce costs and enhance their brands in the marketplace.
Food solutions are utilized by food service businesses (such as restaurants and entertainment venues) (“food service”) and food retailers (such as grocery stores and supermarkets) (“food retail”), among others. Solutions serving the food service market include products such as barrier bags and pouches, and are primarily marketed under the CRYOVAC® trademark and other highly recognized trade names including CRYOVAC® brand Barrier Bags, CRYOVAC® brand Form-Fill-Seal Films, CRYOVAC® brand Auto Pouch Systems and LIQUIBOX® fluids and liquids systems. Solutions serving the food retail market include products such as barrier bags, film, and trays, and are primarily marketed under the CRYOVAC® trademark and other highly recognized trade names including CRYOVAC® brand Grip & TearTM, CRYOVAC® brand Darfresh®, OptiDure™, Simple Steps®, and CRYOVAC® brand Barrier Bags.
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
Other Revenue Recognition Considerations:
Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. Revenue recognized from performance obligations satisfied in previous reporting periods was $0.8 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.
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
Disaggregated Revenue
For the three months ended March 31, 2023 and 2022, revenues from contracts with customers summarized by Segment and Geography were as follows:

	Three Months Ended March 31, 2023
(In millions)	Food	Protective	Total
Americas	$566.1	$306.2	$872.3
EMEA	169.2	119.6	288.8
APAC	112.3	68.6	180.9
Topic 606 Segment Revenue	847.6	494.4	1,342.0
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	5.5	1.3	6.8
Total	$853.1	$495.7	$1,348.8

	Three Months Ended March 31, 2022
(In millions)	Food	Protective	Total
Americas	$524.9	$399.9	$924.8
EMEA	166.6	123.8	290.4
APAC	110.4	84.6	195.0
Topic 606 Segment Revenue	801.9	608.3	1,410.2
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	5.8	1.6	7.4
Total	$807.7	$609.9	$1,417.6
Contract Balances
The time when a performance obligation is satisfied and the time when billing and payment occur are generally closely aligned, subject to agreed payment terms, with the exception of equipment accruals, which can be used to purchase both automated and standard range equipment. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the materials transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and when the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The following contract assets and liabilities are included within Prepaid expenses and other current assets and Other current liabilities, or Other non-current liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

(In millions)	March 31, 2023	December 31, 2022
Contract assets	$0.4	$0.5
Contract liabilities	$18.2	$18.2
The contract liability balances represent deferred revenue, primarily related to equipment accruals. Revenue recognized in the three months ended March 31, 2023 and 2022 that was included in the contract liability balance at the beginning of the period was $4.6 million and $4.4 million, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.
Remaining Performance Obligations
The following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of March 31, 2023 and December 31, 2022, as well as the expected timing of recognition of that transaction price.

(In millions)	March 31, 2023	December 31, 2022
Short-Term (12 months or less)(1)	$13.0	$13.0
Long-Term	5.2	5.2
Total transaction price	$18.2	$18.2

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

All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our sales-type lease receivable balances at March 31, 2023 and December 31, 2022 were as follows:

(In millions)	March 31, 2023	December 31, 2022
Short-Term (12 months or less)	$6.4	$6.5
Long-Term	18.6	18.6
Lease receivables	$25.0	$25.1
Sales-type and operating lease revenue was less than 1% of net trade sales for the three months ended March 31, 2023 and year ended December 31, 2022.
Lessee
SEE has contractual obligations as a lessee with respect to warehouses, offices and manufacturing facilities, IT equipment, automobiles, and material production equipment.
The following table details our lease obligations included in our Condensed Consolidated Balance Sheets.

(In millions)	March 31, 2023	December 31, 2022
Other non-current assets:
Finance leases - ROU assets	$59.4	$55.0
Finance leases - Accumulated depreciation	(32.6)	(31.7)
Operating lease right-of-use-assets:
Operating leases - ROU assets	174.9	156.7
Operating leases - Accumulated depreciation	(92.5)	(86.5)
Total lease assets	$109.2	$93.5
Current portion of long-term debt:
Finance leases	$(6.8)	(7.6)
Current portion of operating lease liabilities:
Operating leases	(27.1)	(24.0)
Long-term debt, less current portion:
Finance leases	(20.6)	(16.1)
Long-term operating lease liabilities, less current portion:
Operating leases	(58.2)	(49.6)
Total lease liabilities	$(112.7)	$(97.3)
At March 31, 2023, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(In millions)	Finance leases	Operating leases
Remainder of 2023	$6.8	$23.4
2024	5.2	24.3
2025	3.6	17.8
2026	2.8	13.0
2027	2.6	6.4
Thereafter	16.6	11.1
Total lease payments	37.6	96.0
Less: Interest	(10.2)	(10.7)
Present value of lease liabilities	$27.4	$85.3
The following lease cost is included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(In millions)	2023	2022
Lease cost(1)
Finance leases
Amortization of ROU assets	$2.5	$2.7
Interest on lease liabilities	0.4	0.3
Operating leases	9.0	8.5
Short-term lease cost	0.6	0.4
Variable lease cost	1.8	1.6
Total lease cost	$14.3	$13.5

(1) With the exception of Interest on lease liabilities, we record lease costs to Cost of sales or Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations, depending on the use of the leased asset. Interest on lease liabilities is recorded to Interest expense, net on the Condensed Consolidated Statements of Operations.
The following table details cash paid related to operating and finance leases included in our Condensed Consolidated Statements of Cash Flows and new right-of-use (“ROU”) assets included in our Condensed Consolidated Balance Sheets:

	Three Months Ended March 31,
(In millions)	2023	2022
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$1.1	$1.1
Operating cash flows - operating leases	$9.1	$8.7
Financing cash flows - finance leases	$2.3	$2.7

ROU assets obtained in exchange for new finance lease liabilities	$5.9	$1.4
ROU assets obtained in exchange for new operating lease liabilities	$20.8	$9.2

	Three Months Ended March 31,
	2023	2022
Weighted average information:
Finance leases
Remaining lease term (in years)	8.3	5.9
Discount rate	6.3%	4.6%
Operating leases
Remaining lease term (in years)	4.4	4.3
Discount rate	5.3%	4.5%

Note 5 Acquisitions
LB Holdco, Inc. Acquisition
On February 1, 2023, SEE acquired 100% of the outstanding shares of capital stock of LB Holdco, Inc., the parent company of Liquibox, Inc. (collectively, "Liquibox"), a pioneer, innovator and manufacturer of Bag-in-Box sustainable fluids & liquids packaging and dispensing solutions for fresh food, beverage, consumer goods and industrial end-markets. The acquisition is included in our Food reporting segment. This acquisition accelerates our CRYOVAC® brand Fluids & Liquids business. CRYOVAC® technology, scale and market access provide a significant source of synergies. This acquisition contributes to and fast tracks SEE’s transformation to become a world-class, digitally driven company automating sustainable packaging solutions.
Consideration paid was approximately $1.17 billion in cash, subject to customary adjustments. We financed the consideration paid and related fees and expenses through borrowings under our senior secured credit facility, proceeds from the issuance of senior notes, and cash on hand. See Note 13, "Debt and Credit Facilities," for additional details. For the three months ended March 31, 2023, acquisition related expenses recognized for the Liquibox acquisition were $11.9 million. These expenses are included within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table summarizes the consideration transferred to acquire Liquibox and the preliminary allocation of the purchase price among the assets acquired and liabilities assumed. The allocation of purchase price is still preliminary as the Company finalizes the final purchase price adjustment with the seller and finalizes other aspects of the valuation including deferred taxes and intangible valuations. Preliminary estimates will be finalized within one year of the date of acquisition.

Preliminary Allocation
(In millions)	As of February 1, 2023
Total consideration transferred	$1,169.2

Assets acquired:
Cash and cash equivalents	21.2
Trade receivables	48.6
Inventories	61.6
Prepaid expenses and other current assets	15.8
Property and equipment	101.1
Identifiable intangible assets	342.1
Operating lease right-of-use-assets	15.1
Other non-current assets	9.5
Total assets acquired	$615.0
Liabilities assumed:
Accounts payable	27.0
Current portion of long-term debt	0.1
Current portion of operating lease liabilities	3.7
Other current liabilities	28.4
Long-term debt, less current portion	5.1
Long-term operating lease liabilities, less current portion	11.4
Deferred taxes	92.2
Other non-current liabilities	6.6
Total liabilities assumed	$174.5
Net assets acquired	440.5
Goodwill	$728.7
The following table summarizes the identifiable intangible assets and their useful lives.

	Amount	Useful life
	(In millions)	(In years)
Customer relationships	$180.7	11.0
Trademarks and tradenames	26.0	10.0
Software	5.2	2.0
Technology	130.2	12.0
Total intangible assets with definite lives	$342.1

Goodwill is a result of the expected synergies that are expected to originate from the combination of Cryovac and Liquibox solutions for the Company, as well as growth of our sustainable packaging portfolio. Goodwill is not deductible for tax purposes. The goodwill balance associated with Liquibox is included in the Food reportable segment.
Liquibox Supplemental Information
The following table presents the amounts of net sales and loss attributed to Liquibox since the acquisition date that are included in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2023:

(In millions)	February 1, 2023 through March 31, 2023
Net sales	$57.3
Net loss	$(5.4)
Pro Forma Financial Information
The following table presents the Company’s unaudited pro forma financial information for the three months ended March 31, 2023 and 2022, assuming the acquisition of Liquibox had occurred on January 1, 2022. The information below reflects pro forma adjustments based on available information and certain assumptions that SEE believes are factual and supportable. The unaudited pro forma information is not necessarily indicative of the results that might have occurred had the transaction actually taken place on January 1, 2022 and is not intended to be a projection of future results and gives no effect to any future synergistic benefits that may result from the combination or the costs of integrating the acquired operations with those of the Company.

	Three Months Ended March 31,
(In millions)	2023	2022
Net sales	$1,374.4	$1,504.3
Net earnings	$70.0	$113.7
The unaudited pro forma financial information includes, where applicable, adjustments for (i) additional expense from the fair value step-up of inventory, (ii) additional amortization expense related to acquired intangible assets, (iii) additional depreciation expense related to acquired property and equipment, (iv) transaction costs and other one-time non-recurring costs, (v) additional interest expense for borrowings related to the acquisition and amortization associated with fair value adjustments of debt assumed, and (vi) associated tax-related impacts of adjustments.
Acquisition of Foxpak Flexibles Ltd.
On February 2, 2022, SEE acquired Foxpak Flexibles Ltd. (“Foxpak”), a privately-owned Irish packaging solutions company. Foxpak is a digital printing pioneer that partners with brands to deliver highly decorated packaging solutions; stand-up and spout pouches, and sachets that serve a variety of markets including food retail, pet food, seafood, and snacks. This transaction resulted in a purchase price paid of $9.7 million, including the final purchase price adjustments that were recorded in the second and fourth quarters of 2022. The Company allocated the consideration transferred to the fair value of assets acquired and liabilities assumed, resulting in an allocation to goodwill of $5.2 million and an allocation to identifiable intangible assets of $2.7 million. The acquisition is included in our Food reporting segment. Goodwill is not deductible for tax purposes. A deferred tax liability of $0.3 million on identifiable intangible assets was recorded on the opening balance sheet. The Foxpak acquisition was not material to our condensed consolidated financial statements.
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
The following tables show Net sales and Segment Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
(In millions)	2023	2022
Net sales:
Food	$853.1	$807.7
As a % of Consolidated net sales	63.2%	57.0%
Protective	495.7	609.9
As a % of Consolidated net sales	36.8%	43.0%
Consolidated Net sales	$1,348.8	$1,417.6

	Three Months Ended March 31,
(In millions)	2023	2022
Segment Adjusted EBITDA:
Food	$194.8	$200.4
Adjusted EBITDA Margin	22.8%	24.8%
Protective	80.4	127.4
Adjusted EBITDA Margin	16.2%	20.9%
Total Segment Adjusted EBITDA	$275.2	$327.8
The following table shows a reconciliation of Segment Adjusted EBITDA to Earnings before income tax provision:

	Three Months Ended March 31,
(In millions)	2023	2022
Food Adjusted EBITDA	$194.8	$200.4
Protective Adjusted EBITDA	80.4	127.4
Corporate Adjusted EBITDA	(7.9)	(0.9)
Interest expense, net	(57.8)	(38.9)
Depreciation and amortization, net of adjustments(1)	(68.9)	(63.2)
Special Items:
Liquibox intangible amortization	(5.0)	—
Liquibox inventory step-up expense	(8.4)	—
Restructuring charges(2)	1.2	(0.5)
Other restructuring associated costs	0.2	(3.1)
Foreign currency exchange loss due to highly inflationary economies	(2.6)	(1.0)
Loss on debt redemption and refinancing activities	(4.9)	(0.7)
Impairment loss on equity investments	—	(15.5)
Charges related to acquisition and divestiture activity	(16.9)	0.9
Other Special Items(3)	(7.5)	4.1
Pre-tax impact of Special Items	(43.9)	(15.8)
Earnings before income tax provision	$96.7	$209.0

(1)Depreciation and amortization by segment were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Food	$46.7	$36.5
Protective	27.2	26.7
Total Company depreciation and amortization(i)	$73.9	$63.2
Depreciation and amortization adjustments	(5.0)	—
Depreciation and amortization, net of adjustments	$68.9	$63.2

(i)    Includes share-based incentive compensation of $18.0 million and $17.9 million for the three months ended March 31, 2023 and 2022, respectively.
(2)Restructuring charges by segment were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Food	$(0.9)	$0.6
Protective	(0.3)	(0.1)
Total Company restructuring charges	$(1.2)	$0.5

(3)Other Special Items for the three months ended March 31, 2023 primarily relate to a one-time, non-cash cumulative translation adjustment (CTA) loss recognized due to the wind-up of one of our legal entities. Other Special Items for the three months ended March 31, 2022, primarily relate to a one-time gain on the disposal of land in the United Kingdom (UK).

Assets by Reportable Segments

The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventory, net; property and equipment, net; goodwill; intangible assets, net; and leased systems, net.

(In millions)	March 31, 2023	December 31, 2022
Assets allocated to segments:
Food	$3,581.2	$2,342.6
Protective	2,731.9	2,795.7
Total segments	6,313.1	5,138.3
Assets not allocated:
Cash and cash equivalents	$303.1	$456.1
Income tax receivables	32.2	40.3
Other receivables	94.5	104.2
Deferred taxes	123.7	141.5
Other	489.6	334.3
Total	$7,356.2	$6,214.7

Note 7 Inventories, net

The following table details our inventories, net.

(In millions)	March 31, 2023	December 31, 2022
Raw materials	$240.3	$229.9
Work in process	216.2	187.1
Finished goods	505.2	449.3
Total	$961.7	$866.3

Note 8 Property and Equipment, net

The following table details our property and equipment, net.

(In millions)	March 31, 2023	December 31, 2022
Land and improvements	$44.9	$44.1
Buildings	809.2	783.1
Machinery and equipment	2,731.1	2,612.3
Other property and equipment	138.7	124.5
Construction-in-progress	228.8	222.4
Property and equipment, gross	3,952.7	3,786.4
Accumulated depreciation and amortization	(2,556.2)	(2,510.5)
Property and equipment, net	$1,396.5	$1,275.9
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment and finance lease ROU assets.

	Three Months Ended March 31,
(In millions)	2023	2022
Interest cost capitalized	$2.5	$1.7
Depreciation and amortization expense(1)	$40.7	$35.9

(1)Includes amortization expense of finance lease ROU assets of $2.5 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively.

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
Allocation of Goodwill to Reporting Segment
The following table shows our goodwill balances by reportable segment:

(In millions)	Food	Protective	Total
Gross Carrying Value at December 31, 2022	$572.2	$1,792.0	$2,364.2
Accumulated amortization(1)	(49.0)	(140.7)	(189.7)
Carrying Value at December 31, 2022	$523.2	$1,651.3	$2,174.5
Acquisition(2)	728.7	—	728.7
Currency translation	2.2	3.5	5.7
Carrying Value at March 31, 2023	$1,254.1	$1,654.8	$2,908.9

(1)There was no change to our accumulated amortization balance during the three months ended March 31, 2023.
(2)Represents the allocation of goodwill related to our acquisition of Liquibox. See Note 5, "Acquisitions," for further details.
Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives. As of March 31, 2023, there were no impairment indicators present.

	March 31, 2023			December 31, 2022
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$281.5	$(51.7)	$229.8	$99.5	$(47.1)	$52.4
Trademarks and tradenames	57.1	(15.7)	41.4	30.8	(14.4)	16.4
Software	157.5	(116.9)	40.6	147.7	(111.3)	36.4
Technology	197.6	(47.8)	149.8	67.0	(44.3)	22.7
Contracts	11.4	(9.9)	1.5	11.4	(9.8)	1.6
Total intangible assets with definite lives	705.1	(242.0)	463.1	356.4	(226.9)	129.5
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$714.0	$(242.0)	$472.0	$365.3	$(226.9)	$138.4
The following table shows the remaining estimated future amortization expense at March 31, 2023.

Year	Amount (In millions)
Remainder of 2023	$49.8
2024	59.3
2025	51.4
2026	40.5
2027	38.9
Thereafter	223.2
Total	$463.1

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
Note 10 Accounts Receivable Securitization Programs

U.S. Accounts Receivable Securitization Program
We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to a wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables to two banks and issuers of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries. Any transfers of fractional ownership interests of receivables under the U.S. receivables securitization program to the two banks and issuers of commercial paper administered by these banks are considered secured borrowings with the underlying receivables as collateral and will be classified as Short-term borrowings on our Condensed Consolidated Balance Sheets. These banks do not have any recourse against the general credit of the Company. The net trade receivables that served as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There were $47.0 million of borrowings or corresponding net trade receivables maintained as collateral as of March 31, 2023. As of December 31, 2022, there were no borrowings or corresponding net trade receivables maintained as collateral.
As of March 31, 2023, the maximum purchase limit for receivable interests was $50.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $50.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of March 31, 2023, the amount available to us under the program before utilization was $50.0 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a decline in the amounts available to us under the program or termination of the program.
The program expires annually and is renewable.
European Accounts Receivable Securitization Program
We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks, and issuers of commercial paper administered by these banks. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV and are exposed to the risk of uncollectible receivables held by the SPV. Therefore, the SPV is consolidated in our Condensed Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as Short-term borrowings on our Condensed Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There were €79.3 million ($86.5 million equivalent at March 31, 2023) of borrowings or corresponding net trade receivables maintained as collateral as of March 31, 2023. As of December 31, 2022, there were no borrowings or corresponding net trade receivables maintained as collateral.
As of March 31, 2023, the maximum purchase limit for receivable interests was €80.0 million ($87.2 million equivalent at March 31, 2023), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of March 31, 2023, the amount available under this program before utilization was €80.0 million ($87.2 million equivalent as of March 31, 2023).
This program expires annually and is renewable.

Utilization of Our Accounts Receivable Securitization Programs
As of March 31, 2023, there were $47.0 million and €79.3 million ($86.5 million equivalent at March 31, 2023) of outstanding borrowings under our U.S. or European programs, respectively. As of December 31, 2022, there were no outstanding borrowings under our U.S. or European programs. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. The total interest paid for these programs was $0.9 million for the three months ended March 31, 2023 and there was no interest paid for these programs in the three months ended March 31, 2022.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at March 31, 2023.
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
Gross amounts factored under this program for the three months ended March 31, 2023 and 2022 were $194.5 million and $172.1 million, respectively. The fees associated with transfer of receivables for all programs were approximately $3.0 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively.
Note 12 Restructuring Activities
In December 2018, the Board of Directors approved our Reinvent SEE business transformation, including the related restructuring program (“Program”), which concluded as of the end of calendar year 2022.
For the three months ended March 31, 2023, the Company recorded $1.2 million and $0.2 million of income within restructuring charges and other associated costs, respectively. This income primarily relates to reversals of previously accrued expenses associated with the Program.
The following table details our aggregate restructuring activities incurred under the Program as reflected in the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
(In millions)	2023	2022
Other associated costs	$(0.2)	$3.1
Restructuring charges	(1.2)	0.5
Total charges	$(1.4)	$3.6
Capital expenditures	$—	$1.9
The aggregate restructuring accrual, spending and other activity for the three months ended March 31, 2023 and the accrual balance remaining at March 31, 2023 related to the Program were as follows:

(In millions)
Restructuring accrual at December 31, 2022	$14.7
Accrual and accrual adjustments	(1.2)
Cash payments during 2023	(3.3)
Restructuring accrual at March 31, 2023	$10.2

We expect to pay $10.2 million of the accrual balance remaining at March 31, 2023 within the next twelve months. This amount is included in Accrued restructuring costs on the Condensed Consolidated Balance Sheets at March 31, 2023.
One of the components of the Reinvent SEE business transformation was to enhance the operational efficiency of the Company by acting as “One SEE.” The Program was approved by our Board of Directors as a consolidated program benefiting both Food and Protective. Of the total remaining restructuring accrual of $10.2 million as of March 31, 2023, $3.8 million was attributable to Food and $6.4 million was attributable to Protective.
In addition to the Program, the Company has an additional $1.6 million of restructuring accruals related to the Liquibox acquisition, which is included in Accrued restructuring costs on the Condensed Consolidated Balance Sheets at March 31, 2023. The $1.6 million accrual balance at March 31, 2023 is attributable to Food and is expected to be paid within the next twelve months.
Note 13 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth in the following table:

(In millions)	Interest rate	March 31, 2023	December 31, 2022
Short-term borrowings(1)		$175.7	$6.6
Current portion of long-term debt(2)		14.0	434.0
Total current debt		189.7	440.6
Term Loan A due March 2027		1,139.8	506.6
Senior Notes due December 2024	5.125%	423.7	423.5
Senior Notes due September 2025	5.500%	398.8	398.7
Senior Secured Notes due October 2026	1.573%	596.2	596.0
Senior Notes due December 2027	4.000%	422.1	421.9
Senior Notes due February 2028	6.125%	763.5	—
Senior Notes due April 2029	5.000%	421.3	421.2
Senior Notes due July 2033	6.875%	446.5	446.4
Other(2)		28.5	23.6
Total long-term debt, less current portion(3)		4,640.4	3,237.9
Total debt(4)		$4,830.1	$3,678.5

(1)Short-term borrowings of $175.7 million at March 31, 2023, were comprised of $39.0 million under our revolving credit facility, $47.0 million under our U.S. securitization program, $86.5 million under our European securitization program and $3.2 million of short-term borrowings from various lines of credit. Short-term borrowings of $6.6 million at December 31, 2022, were comprised of various lines of credit.
(2)As of March 31, 2023, Current portion of long-term debt included finance lease liabilities of $6.8 million. As of December 31, 2022, Current portion of long-term debt included 4.500% senior notes due September 2023 of $426 million and finance lease liabilities of $7.6 million. Other debt includes long-term liabilities associated with our finance leases of $20.6 million and $16.1 million at March 31, 2023 and December 31, 2022, respectively. See Note 4, "Leases," for additional information on finance and operating lease liabilities.
(3)Amounts are shown net of unamortized discounts and issuance costs of $39.6 million as of March 31, 2023 and $18.9 million as of December 31, 2022.
(4)As of March 31, 2023, our weighted average interest rate on our short-term borrowings outstanding was 4.8% and on our long-term debt outstanding was 5.2%. As of December 31, 2022, our weighted average interest rate on our short-term borrowings outstanding was 2.8% and on our long-term debt outstanding was 4.6%.

Lines of Credit
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including our revolving credit facility, and the amounts available under our accounts receivable securitization programs.

(In millions)	March 31, 2023	December 31, 2022
Used lines of credit(1)	$175.7	$6.6
Unused lines of credit	1,093.4	1,261.0
Total available lines of credit(2)	$1,269.1	$1,267.6

(1)Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.
(2)Of the total available lines of credit, $1,122.0 million was committed as of March 31, 2023.
Amended and Restated Senior Secured Credit Facility
2023 Activity
On February 1, 2023, the Company used proceeds from the new incremental term facility, as described below, to finance the Liquibox acquisition. We incurred $11.0 million of lender and third party fees included in carrying amounts of outstanding debt. See Note 5, "Acquisitions," for further details related to the Liquibox acquisition.
2022 Activity
On December 8, 2022, the Company and certain of its subsidiaries entered into an amendment to the fourth amended and restated syndicated facility agreement and incremental assumption agreement ("the Amendment”) further amending its existing senior secured credit facility (the “Fourth Amended and Restated Credit Agreement”), as described below. The Amendment provides for a new incremental term facility in an aggregate principal amount of $650.0 million, to be used, in part, to finance the Company’s acquisition of Liquibox. See Note 5, "Acquisitions," for further details related to the Liquibox acquisition.
On March 25, 2022, the Company and certain of its subsidiaries entered into the Fourth Amended and Restated Credit Agreement with Bank of America, N.A., as agent, and the other financial institutions party thereto. The changes include (i) the refinancing of the term loan A facilities and revolving credit facilities with a new U.S. dollar term loan A facility in an aggregate principal amount of approximately $475.0 million, a new pounds sterling term loan A facility in an aggregate principal amount of approximately £27.2 million, and revolving credit facilities of $1.0 billion (including revolving facilities available in U.S. dollars, euros, pounds sterling, Canadian dollars, Australian dollars, Japanese yen, New Zealand dollars and Mexican pesos), (ii) the conversion of the facilities rate from a London Interbank Offered Rate -based rate to a Secured Overnight Financing Rate ("SOFR")-based rate, (iii) improved pricing terms which will range from 100 to 175 basis points (bps) in the case of SOFR loans, subject to the achievement of certain leverage tests, (iv) the extension of the final maturity of the term loan A facilities and revolving credit commitment to March 25, 2027, (v) the release of all non-U.S. collateral previously pledged by the Company's subsidiaries and the release of all existing guarantees for non-U.S., non-borrower Company subsidiaries, (vi) the adjustment of certain covenants to provide flexibility to incur additional indebtedness and take other actions and (vii) other amendments.
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
Total amortization expense related to the senior secured credit facility was $0.7 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively, and is included in Interest expense, net in our Condensed Consolidated Statements of Operations.

Senior Notes
2023 Activity
On January 31, 2023, the Company issued $775.0 million aggregate principal amount of 6.125% senior notes due 2028 (the "2028 Notes"). The 2028 Notes will mature on February 1, 2028. Interest is payable on February 1 and August 1 of each year, commencing on August 1, 2023. The 2028 Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned domestic subsidiaries that guarantee its senior secured credit facilities, subject to release under certain circumstances. We capitalized $11.8 million of fees incurred in connection with the 2028 Notes, which are included in Long-term debt, less current portion on our Condensed Consolidated Balance Sheets.
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
The net proceeds from the 2028 Notes offering were used (i) together with a borrowing under the Company’s incremental term loan facility and cash on hand, to finance the acquisition of all of the issued and outstanding shares of capital stock of Liquibox, including related fees and expenses, (ii) to repurchase all of the Company’s outstanding 4.500% senior notes due 2023 (the “2023 Euro Notes”) pursuant to the tender offer commenced by the Company on January 27, 2023 and satisfy and discharge all of the Company’s outstanding 2023 Euro Notes in accordance with the terms of the indenture governing the 2023 Euro Notes and to pay related premiums, fees and expenses in connection therewith and (iii) to the extent of any remaining proceeds after giving effect to the foregoing transactions, for general corporate purposes. We recognized a pre-tax loss of $4.9 million on the repurchase and cancellation of the 2023 Euro Notes, including a premium of $4.5 million and accelerated amortization of non-lender fees of $0.4 million, within Other expense, net on our Condensed Consolidated Statements of Operations during the first quarter of 2023. See Note 5, "Acquisitions," for further details related to the Liquibox acquisition.
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
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Our Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio to EBITDA. We were in compliance with the above financial covenants and limitations at March 31, 2023.

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
Net unrealized after-tax gains/losses related to cash flow hedging activities that were included in AOCL were a $1.1 million gain and a $1.5 million loss for the three months ended March 31, 2023 and 2022, respectively. The unrealized amount in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $0.3 million of net unrealized losses related to cash flow hedging activities included in AOCL will be reclassified into earnings within the next twelve months.

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

Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At March 31, 2023 and December 31, 2022, we had no outstanding interest rate swaps.

Net Investment Hedge
In February 2023, the €400.0 million 4.500% senior notes issued in June 2015 that were previously designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates, was repaid, which settled the net investment hedge. See Note 13, "Debt and Credit Facilities," for additional information about the repayment of the notes.

In the first quarter of 2023, we entered into a series of cross-currency swaps with a combined notional amount of $432.8 million. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. The maturity date for this series of cross-currency swaps is February 1, 2028. The fair value of this hedge as of March 31, 2023 was a $0.9 million loss and is included within Other non-current liabilities on our Condensed Consolidated Balance Sheets. Interest amounts related to the cross-currency swap as of March 31, 2023 resulted in $0.5 million of interest income and is reflected in Interest expense, net on the Condensed Consolidated Statements of Operations.
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
The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow Hedge		Net Investment Hedge		Non-Designated as Hedging Instruments		Total
(In millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivative Assets
Foreign currency forward contracts and options	$0.9	$2.1	$—	$—	$3.2	$5.8	$4.1	$7.9
Total Derivative Assets	$0.9	$2.1	$—	$—	$3.2	$5.8	$4.1	$7.9

Derivative Liabilities
Foreign currency forward contracts	$(1.4)	$(0.8)	$—	$—	$(1.9)	$(2.4)	$(3.3)	$(3.2)
Cross-currency swaps	—	—	(0.9)	—	—	—	(0.9)	—
Total Derivative Liabilities(1)	$(1.4)	$(0.8)	$(0.9)	$—	$(1.9)	$(2.4)	$(4.2)	$(3.2)
Net Derivatives(2)	$(0.5)	$1.3	$(0.9)	$—	$1.3	$3.4	$(0.1)	$4.7

(1)Excludes €400.0 million of euro-denominated debt that was repaid in February 2023 ($426.0 million equivalent at December 31, 2022), which was designated as a net investment hedge. See Note 13, "Debt and Credit Facilities," for additional details.
(2)The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities		Other Non-current Liabilities
(In millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Gross position	$4.1	$7.9	$(3.3)	$(3.2)	$(0.9)	$—
Impact of master netting agreements	(2.2)	(1.1)	2.2	1.1	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheets	$1.9	$6.8	$(1.1)	$(2.1)	$(0.9)	$—

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized on	Three Months Ended March 31,
(In millions)	Condensed Consolidated Statements of Operations	2023	2022
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$1.1	$1.9
Treasury locks	Interest expense, net	—	0.1
Sub-total cash flow hedges		1.1	2.0
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other expense, net	3.3	(0.1)
Total		$4.4	$1.9

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

	March 31, 2023
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$38.0	$38.0	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts	$0.8	$—	$0.8	$—
Cross-currency swaps	$(0.9)	$—	$(0.9)	$—

	December 31, 2022
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$122.5	$122.5	$—	$—
Derivative financial and hedging instruments net asset:
Foreign currency forward contracts	$4.7	$—	$4.7	$—
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
Foreign currency forward contracts are included in Prepaid expenses and other current assets and Other current liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.
Equity Investments
SEE maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 ("ASC 321") for equity investments that do not have readily determinable fair values. We do not exercise significant influence over these companies. The following carrying value of these investments were included within Other non-current assets in our Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

(In millions)	March 31, 2023	December 31, 2022
Carrying value at the beginning of period	$13.3	$45.8
Purchases	—	—
Impairments or downward adjustments	—	(31.6)
Upward adjustments	—	—
Currency translation on investments	0.3	(0.9)
Carrying value at the end of period	$13.6	$13.3
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

As of March 31, 2023, cumulative upward adjustments to our equity investments were $21.7 million and cumulative impairments or downward adjustments were $31.6 million, resulting in net cumulative impairments or downward adjustments of $9.9 million. As of December 31, 2022, cumulative upward adjustments to our equity investments were $21.7 million and there were $31.6 million cumulative impairments or downward adjustments.
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
The table below shows the carrying amounts and estimated fair values of our debt, excluding our lease liabilities.

		March 31, 2023		December 31, 2022
(In millions)	Interest rate	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A due March 2027(1)		$1,147.0	$1,147.0	$506.6	$506.6
Senior Notes due September 2023(1)	4.500%	—	—	426.0	427.3
Senior Notes due December 2024	5.125%	423.7	424.4	423.5	419.7
Senior Notes due September 2025	5.500%	398.8	398.6	398.7	398.6
Senior Secured Notes due October 2026	1.573%	596.2	527.9	596.0	521.7
Senior Notes due December 2027	4.000%	422.1	396.4	421.9	386.6
Senior Notes due February 2028	6.125%	763.5	782.2	—	—
Senior Notes due April 2029	5.000%	421.3	405.4	421.2	400.2
Senior Notes due July 2033	6.875%	446.5	461.9	446.4	448.8
Other foreign borrowings(1)		89.7	89.7	6.6	6.6
Other domestic borrowings		93.9	93.3	7.9	7.9
Total debt(2)		$4,802.7	$4,726.8	$3,654.8	$3,524.0

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

Note 16 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
The following tables show the components of net periodic benefit cost (income) for our defined benefit pension plans for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost (income):
Service cost	$—	$0.8	$0.8	$—	$1.1	$1.1
Interest cost	1.8	5.2	7.0	1.0	3.0	4.0
Expected return on plan assets	(1.8)	(5.3)	(7.1)	(2.2)	(5.0)	(7.2)
Amortization of net prior service cost	—	0.1	0.1	—	0.1	0.1
Amortization of net actuarial loss	0.4	0.8	1.2	0.4	1.0	1.4
Net periodic cost (income)	0.4	1.6	2.0	(0.8)	0.2	(0.6)
Settlement cost (credit)	—	0.2	0.2	—	(0.1)	(0.1)
Total benefit cost (income)	$0.4	$1.8	$2.2	$(0.8)	$0.1	$(0.7)
The following table shows the components of net periodic benefit cost for our other post-retirement employee benefit plans for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In millions)	2023	2022
Components of net periodic benefit cost:
Interest cost	$0.4	$0.2
Amortization of net prior service credit and net actuarial gain	(0.1)	(0.1)
Net periodic benefit cost	$0.3	$0.1
Note 17 Income Taxes

U.S. Legislation
The Inflation Reduction Act ("IRA") was signed into law on August 16, 2022. The IRA includes climate and energy provisions and introduces a 15% corporate alternative minimum tax, among other items. The enactment of the IRA did not result in any adjustments to our income tax provision for the three months ended March 31, 2023. We continue to evaluate the impact of this law on our operations and currently do not believe the legislation will have a material impact on our Condensed Consolidated Financial Statements.
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
Our effective income tax rate was 35.0% for the three months ended March 31, 2023. In addition to the above referenced items, the three-month period was unfavorably impacted by accruals for unresolved controversy which had a disproportionate impact on the rate due to lower earnings before income tax provision.
Our effective income tax rate was 28.4% for the three months ended March 31, 2022. In addition to the above referenced items, the Company's effective income tax rate for the three months ended March 31, 2022 was favorably impacted by share price accretion in equity compensation and unfavorably impacted by accruals for unresolved controversy and nonrecurring intercompany dividend distributions.
There was no significant change in our valuation allowances for the three months ended March 31, 2023 and 2022.
Net increases in unrecognized tax positions of $6.8 million and $6.3 million for the three months ended March 31, 2023 and 2022, respectively, were primarily related to interest accruals on existing uncertain tax positions. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax positions may increase or decrease as a result of future tax controversy developments or resolution. Interest and penalties on tax assessments are included in Income tax provision on our Condensed Consolidated Statements of Operations.
The IRS completed its field examination of the U.S. federal income tax returns for the 2011-2014 tax years in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow, for the 2014 taxable year, the entirety of the deduction of the approximately $1.49 billion settlement payment made pursuant to the Settlement agreement (as defined in Note 18, “Commitments and Contingencies”) and the resulting reduction of our U.S. federal tax liability by approximately $525 million. The proposed disallowance is being reviewed by the IRS Independent Office of Appeals (“Appeals”). Although we believe we have meritorious defenses to the proposed disallowance, we have reached a tentative agreement to settle this matter with the IRS, which is subject to further review, approval and execution of a definitive agreement by both parties. There can be no assurance that a definitive agreement will be executed and we cannot predict the outcome of this matter or when it will be concluded. We have revised our uncertain tax position to reflect the tentative agreement. On April 20, 2023, we deposited $175 million with the IRS based on an estimate of the federal tax owed per the tentative agreement. Our final settlement amount could differ from the $175 million deposited. Future developments in this matter could have a material impact on the Company's uncertain tax position balances and results of operations, including cash flows, within the next twelve months.
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
The IRS completed its field examination of our U.S. federal income tax returns for the years 2011 through 2014 in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion settlement payments made pursuant to the Settlement agreement and the resulting reduction of our U.S. federal tax liability by approximately $525 million. The proposed disallowance is being reviewed by the IRS Independent Office of Appeals (“Appeals”). Although we believe we have meritorious defenses to the proposed disallowance, we have reached a tentative agreement to settle this matter with the IRS, which is subject to further review, approval and execution of a definitive agreement by both parties. There can be no assurance that a definitive agreement will be executed and we cannot predict the outcome of this matter or when it will be concluded. We have revised our uncertain tax position to reflect the tentative agreement. On April 20, 2023, we deposited $175 million with the IRS based on an estimate of the federal tax owed per the tentative agreement. Our final settlement amount could differ from the $175 million deposited. Future developments in this matter could have a material impact on the Company's uncertain tax position balances and results of operations, including cash flows, within the next twelve months.
Securities Class Action
On November 1, 2019, purported Company stockholder UA Local 13 & Employers Group Insurance Fund filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers. On June 4, 2020, the complaint was amended to remove all individual defendants other than the Company’s former CFO and to add a plaintiff, and on July 13, 2020, the complaint was further amended to identify a total of four plaintiffs. The complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the Company’s hiring of Ernst & Young LLP as its independent auditors and concerning the Company's corporate policies and procedures. The plaintiffs sought to represent a class of purchasers of the Company’s common stock between November 17, 2014 and June 20, 2019. The complaint sought, among other things, unspecified compensatory damages, including interest, and attorneys’ fees and costs. On September 4, 2020, the Company filed a motion to dismiss the complaint, and on June 1, 2021, the court issued a ruling that granted in part and denied in part the motion to dismiss. The Company filed its answer to the complaint on July 15, 2021. On September 9, 2022, the parties signed a settlement agreement including a proposed settlement amount of $12.5 million, and on September 14, 2022, the Court issued an order preliminarily approving such settlement. The settlement was funded by the Company’s insurance carriers. In the third quarter of 2022, the Company recorded a liability of $12.5 million in Other current liabilities and a corresponding $12.5 million insurance receivable in Other receivables on the Condensed Consolidated Balance Sheets. On October 14, 2022, the Company’s insurance carriers funded the $12.5 million settlement via an escrow account established on behalf of the settlement class. On January 20, 2023, the Court certified a settlement class and issued an order granting final approval of the settlement. Accordingly, the Company reversed the $12.5 million in Other current liabilities and the corresponding insurance receivable in Other receivables on the Condensed Consolidated Balance Sheets that was recorded in the third quarter of 2022.
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
As of March 31, 2023, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.
Other Matters
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.
Note 19 Stockholders’ Equity
Repurchase of Common Stock
On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This current program has no expiration date and replaced all previous authorizations. As of March 31, 2023, there was $536.5 million remaining under the current authorized program. Share repurchases made prior to August 2, 2021 were under previous Board of Directors share repurchase authorizations, specifically the $1.5 billion authorization made in July 2015, the $1.5 billion authorization made in March 2017, and the $1.0 billion authorization made in May 2018.
During the three months ended March 31, 2023, we repurchased 1,529,575 shares, for approximately $79.8 million, at an average share price of $52.20.
During the three months ended March 31, 2022, we repurchased 3,042,696 shares, for approximately $200.0 million, at an average share price of $65.74.
These repurchases were made under open market transactions, including through plans complying with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and pursuant to the share repurchase program previously authorized by our Board of Directors.
Dividends
On February 22, 2023, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, or $28.9 million, which was paid on March 24, 2023, to stockholders of record at the close of business on March 10, 2023.
The dividends paid during the three months ended March 31, 2023 were recorded as a reduction to Cash and cash equivalents and Retained earnings on our Condensed Consolidated Balance Sheets. Our senior secured credit facility and our senior notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Statements of Operations. There is no guarantee that our Board of Directors will declare any future dividends.
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
The table below shows our total share-based incentive compensation expense:

	Three Months Ended March 31,
(In millions)	2023	2022
Total share-based incentive compensation expense(1)	$18.0	$17.9

(1)The amounts presented above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock. However, the amounts include the expense related to share-based awards that are settled in cash.
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

2023 Three-year PSU Awards
During the first quarter of 2023, the O&C Committee approved awards with a three-year performance period beginning January 1, 2023 and ending December 31, 2025 for executive officers and other selected employees. The O&C Committee established performance goals, which are (i) three-year cumulative average growth rate (“CAGR”) of consolidated Adjusted EBITDA weighted at 50%, and (ii) Return on Invested Capital (“ROIC”) weighted at 50%. Calculation of final achievement on each performance metric is subject to an upward or downward adjustment of up to 25% of the overall combined achievement percentage, based on the results of a relative total shareholder return (“TSR”) modifier. The comparator group for the relative TSR modifier is S&P 500 component companies as of the beginning of the performance period. Shareholder return in the top quartile of the comparator group increases overall achievement of performance metrics by 25%, while shareholder return in the bottom quartile of the comparator group decreases overall achievement of the performance metrics by 25%. The total number of shares to be issued, including the modifier, for these awards can range from zero to 250% of the target number of shares.
The target number of PSUs granted and the grant date fair value of the PSUs are shown in the following table:

	Adjusted EBITDA CAGR	ROIC
February 21, 2023 grant date
Number of units granted	93,343	93,343
Fair value on grant date (per unit)	$48.46	$48.46
March 1, 2023 grant date
Number of units granted	22,963	22,963
Fair value on grant date (per unit)	$49.05	$49.05
The assumptions used to calculate the grant date fair value of the PSUs are shown in the following table:

	February 21, 2023 grant date	March 1, 2023 grant date
Expected price volatility	32.9%	31.7%
Risk-free interest rate	4.4%	4.6%
2023 Five-year ESG Awards

During the first quarter of 2023, the O&C Committee approved awards with a five-year performance period beginning January 1, 2023 and ending December 31, 2027 for certain of our executive officers. The O&C Committee established performance goals, which are aligned with the Company's environmental, social, and governance ("ESG") commitments. A total of 75% of the target awards are weighted towards sustainability goals, including increased recycled and/or renewable content offerings and reductions in greenhouse gas intensity. The remaining 25% of the target awards are weighted towards social goals, including global gender representation, and belonging and inclusion. Calculation of final achievement on the awards is subject to upward adjustments in the event that (i) specified levels of SEE Automation and prismiqTM sales are realized and/or (ii) the target performance level for all goals is met. The total number of shares to be issued for these awards can range from zero to 187.5% of the target number of shares, inclusive of upward adjustments. For the three months ended March 31, 2023, we recognized stock based compensation expense associated with the ESG awards of $1.1 million. This expense is included within Cost of Sales and Selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

The target number of PSUs granted and the grant date fair value of the PSUs are shown in the following table:

	Environmental Goals	Social Goals
February 21, 2023 grant date
Number of units granted	204,172	78,528
Fair value on grant date (per unit)	$48.55	$48.55
2020 Three-year PSU Awards
In February 2023, the O&C Committee reviewed the performance results for the 2020-2022 PSUs. Performance goals for these PSUs were based on Adjusted EBITDA CAGR, ROIC, and the Company's TSR ranking relative to a group of peer companies.

Based on overall performance for 2020-2022 PSUs, these awards paid out at 172.4% of target or 457,461 units. Of this, 183,654 units were withheld to cover employee tax withholding and 914 units were designated as cash-settled awards, resulting in net share issuances of 272,893.
Note 20 Accumulated Other Comprehensive Loss
The following table provides details of comprehensive income (loss) for the three months ended March 31, 2023 and 2022:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment(1)	Unrecognized Losses on Derivative Instruments for net investment hedge	Unrecognized Gains on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2022	$(126.3)	$(837.5)	$(18.3)	$3.3	$(978.8)
Other comprehensive income (loss) before reclassifications	0.2	36.6	(5.5)	(1.9)	29.4
Less: amounts reclassified from accumulated other comprehensive loss	1.1	—	—	(0.9)	0.2
Net current period other comprehensive income (loss)	1.3	36.6	(5.5)	(2.8)	29.6
Balance at March 31, 2023	$(125.0)	$(800.9)	$(23.8)	$0.5	$(949.2)

Balance at December 31, 2021	$(137.5)	$(760.5)	$(38.3)	$2.4	$(933.9)
Other comprehensive (loss) income before reclassifications	(0.2)	3.5	5.0	0.2	8.5
Less: amounts reclassified from accumulated other comprehensive loss	1.0	—	—	(1.7)	(0.7)
Net current period other comprehensive income (loss)	0.8	3.5	5.0	(1.5)	7.8
Balance at March 31, 2022	$(136.7)	$(757.0)	$(33.3)	$0.9	$(926.1)

(1)Includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $7.9 million and $16.9 million for the three months ended March 31, 2023 and 2022, respectively.
The following table provides detail of amounts reclassified from AOCL:

	Three Months Ended March 31,
(In millions)	2023	2022	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefits:
Net settlement (cost) credit	$(0.2)	$0.1
Actuarial losses	(1.2)	(1.4)
Total pre-tax amount	(1.4)	(1.3)	Other expense, net
Tax benefit	0.3	0.3
Net of tax	(1.1)	(1.0)
Net gains on cash flow hedging derivatives:(1)
Foreign currency forward contracts	1.1	1.9	Cost of sales
Treasury locks	—	0.1	Interest expense, net
Total pre-tax amount	1.1	2.0
Tax expense	(0.2)	(0.3)
Net of tax	0.9	1.7
Total reclassifications for the period	$(0.2)	$0.7

(1)These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 14, “Derivatives and Hedging Activities,” for additional details.
Note 21 Other Expense, net
The following table provides details of other expense, net:

	Three Months Ended March 31,
(In millions)	2023	2022
Net foreign exchange transaction loss	$(4.9)	$(0.5)
Bank fee expense	(1.4)	(1.1)
Pension (cost) income other than service costs	(2.1)	1.3
Fair value impairment loss on equity investments(1)	—	(15.5)
Foreign currency exchange loss due to highly inflationary economies	(2.6)	(1.0)
Loss on debt redemption and refinancing activities	(4.9)	(0.7)
Other income	2.6	4.7
Other expense	(1.7)	(1.4)
Other expense, net	$(15.0)	$(14.2)

(1)See Note 15, "Fair Value Measurements, Equity Investments and Other Financial Instruments," for further details.
Note 22 Net Earnings Per Common Share
The following table shows the calculation of basic and diluted net earnings per common share:

	Three Months Ended March 31,
(In millions, except per share amounts)	2023	2022
Basic Net Earnings Per Common Share:
Numerator:
Net earnings	$61.9	$149.2
Distributed and allocated undistributed net earnings to unvested restricted stockholders	—	—
Net earnings available to common stockholders	$61.9	$149.2
Denominator:
Weighted average number of common shares outstanding - basic	144.1	147.6
Basic net earnings per common share:
Basic net earnings per common share	$0.43	$1.01
Diluted Net Earnings Per Common Share:
Numerator:
Net earnings available to common stockholders	$61.9	$149.2
Denominator:
Weighted average number of common shares outstanding - basic	144.1	147.6
Effect of dilutive stock shares and units	0.7	1.9
Weighted average number of common shares outstanding - diluted under treasury stock	144.8	149.5
Diluted net earnings per common share	$0.43	$1.00

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
of Operations
The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our Condensed Consolidated Financial Statements and related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2022 Form 10-K and our Consolidated Financial Statements and related notes set forth in Item 8 of Part II of our 2022 Form 10-K. See “Cautionary Notice Regarding Forward-Looking Statements” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.
Recent Events and Trends
Reinvent SEE 2.0
The Reinvent SEE 2.0 initiative, which began in 2023, will advance the next phase of our transformation as we continue to build on the success of Reinvent SEE. Reinvent SEE 2.0 will focus on:
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
Supply Chain Disruptions, Inflation and Recessionary Pressures
Throughout 2022, the Company experienced supply chain disruptions such as limited availability of certain raw materials and equipment components. During the first quarter of 2023, many of these shortages related to raw materials have lessened. However, we are still experiencing supply shortages for certain equipment components and long lead times to procure these equipment components. We have also continued to experience inflationary pressures through the first quarter of 2023. While we have seen prices normalize for resins, we are continuing to experience higher costs related to other operating costs, including labor.
The current environment continues to negatively impact the supply of certain equipment components. The supply disruptions may result in longer lead times for some of our customers, the loss and/or delay of sales, or the inability to fulfill customer orders. Any of these developments may have a material adverse impact on our consolidated financial condition, results of operations, or cash flows.
The Company has also experienced recessionary pressures through the first quarter of 2023. In Food, we have seen lower retail demand driven by higher protein prices. Protective has continued to be impacted from recessionary pressures in industrial and fulfillment markets through the first quarter of 2023.
Refer to Part I, Item 1A, “Risk Factors,” in our 2022 Form 10-K for information concerning operational risks, including customer responses to price increases, raw material pricing and availability.
Impact of COVID-19

Our diverse end-markets and geographies continue to experience varying degrees of impact from COVID-19. We cannot predict the impact on the markets we serve due to the continued impact of the COVID-19 pandemic, including new variants. The recent roll back of China’s zero-COVID restrictions have led to an increase of COVID-19 cases in certain regions in China which has negatively impacted our operations in this region. Future developments of the pandemic, including disparity in areas of significant regional spread compared to areas with higher vaccination availability and rates, may cause uneven impacts to our geographies around the world.
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
The non-U.S. GAAP financial metrics exclude certain specified items (“Special Items”), including restructuring charges and restructuring associated costs related to the Reinvent SEE program that concluded as of the end of calendar year 2022, amortization of intangible assets and inventory step-up expense related to the acquisition of Liquibox, adjustments in the valuation of our "SEE Ventures" portfolio (which may include debt, equity method or equity investments), and other charges related to acquisitions and divestitures, gains and losses related to acquisitions and divestitures, special tax items or tax benefits (collectively, “Tax Special Items”) and certain other items. We evaluate unusual or Special Items on an individual basis. Our evaluation of whether to exclude an unusual or special item for purposes of determining our non-U.S. GAAP financial measures considers both the quantitative and qualitative aspects of the item, including among other things (i) its nature, (ii) whether or not it relates to our ongoing business operations, and (iii) whether or not we expect it to occur as part of our normal business on a regular basis. Beginning in 2023, the Company is now including adjustments for amortization-related expense related to the Liquibox acquired intangibles. The change will be prospective and will not impact previously presented results. This change was made to better align the Company's definitions of Special Items with those of its peers, to better reflect the Company's operating performance, and to increase the usefulness of such measures for our stakeholders.
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

The following table shows a reconciliation of U.S. GAAP Net Earnings from continuing operations to non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations:

	Three Months Ended March 31,
(In millions)	2023	2022
Net earnings from continuing operations	$62.9	$149.6
Interest expense, net	57.8	38.9
Income tax provision	33.8	59.4
Depreciation and amortization, net of adjustments(1)	68.9	63.2
Special Items:
Liquibox intangible amortization(2)	5.0	—
Liquibox inventory step-up expense	8.4	—
Restructuring charges	(1.2)	0.5
Other restructuring associated costs	(0.2)	3.1
Foreign currency exchange loss due to highly inflationary economies	2.6	1.0
Loss on debt redemption and refinancing activities	4.9	0.7
Impairment loss on equity investments	—	15.5
Charges related to acquisition and divestiture activity	16.9	(0.9)
Other Special Items(3)	7.5	(4.1)
Pre-tax impact of Special Items	43.9	15.8
Non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations	$267.3	$326.9

(1)Includes depreciation and amortization adjustments of $5.0 million for the three months ended March 31, 2023.
(2)Beginning in 2023, the Company redefined Special Items to include amortization of the Liquibox acquired intangibles. The change is prospective and only applies to the amortization of Liquibox acquired intangibles.
(3)Other Special Items for the three months ended March 31, 2023 primarily relate to a one-time, non-cash CTA loss recognized due to the wind-up of one of our legal entities. Other Special Items for the three months ended March 31, 2022, primarily relate to a one-time gain on the disposal of land in the UK.

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

	Three Months Ended March 31,
	2023		2022
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
U.S. GAAP Net earnings and diluted EPS from continuing operations	$62.9	$0.44	$149.6	$1.00
Special Items(1)	44.0	0.30	18.5	0.12
Non-U.S. GAAP Adjusted net earnings and adjusted diluted EPS from continuing operations	$106.9	$0.74	$168.1	$1.12
Weighted average number of common shares outstanding - Diluted		144.8		149.5

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
The following table shows our calculation of the non-U.S. GAAP Adjusted income tax rate:

	Three Months Ended March 31,
(In millions)	2023	2022
U.S. GAAP Earnings before income tax provision from continuing operations	$96.7	$209.0
Pre-tax impact of Special Items	43.9	15.8
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$140.6	$224.8

U.S. GAAP Income tax provision from continuing operations	$33.8	$59.4
Tax Special Items(1)	(6.3)	(6.7)
Tax impact of Special Items(2)	6.2	4.0
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$33.7	$56.7

U.S. GAAP Effective income tax rate	35.0%	28.4%
Non-U.S. GAAP Adjusted income tax rate	24.0%	25.2%

(1)For the three months ended March 31, 2023, Tax Special Items reflect accruals for unresolved controversy. For the three months ended March 31, 2022, Tax Special Items reflect accruals for unresolved controversy and nonrecurring intercompany dividend distributions.
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

Highlights of Financial Performance
Below are the highlights of our financial performance for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		%
(In millions, except per share amounts)	2023	2022	Change
Net sales	$1,348.8	$1,417.6	(4.9)%
Gross profit	$405.1	$477.0	(15.1)%
As a % of net sales	30.0%	33.6%
Operating profit	$169.5	$262.1	(35.3)%
As a % of net sales	12.6%	18.5%
Net earnings from continuing operations	$62.9	$149.6	(58.0)%
Loss on sale of discontinued operations, net of tax	(1.0)	(0.4)	#
Net earnings	$61.9	$149.2	(58.5)%
Basic:
Continuing operations	$0.44	$1.01	(56.4)%
Discontinued operations	(0.01)	—	#
Net earnings per common share - basic	$0.43	$1.01	(57.4)%
Diluted:
Continuing operations	$0.44	$1.00	(56.0)%
Discontinued operations	(0.01)	—	#
Net earnings per common share - diluted	$0.43	$1.00	(57.0)%
Weighted average number of common shares outstanding:
Basic	144.1	147.6
Diluted	144.8	149.5
Non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations(1)	$267.3	$326.9	(18.2)%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$0.74	$1.12	(33.9)%

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
The following table presents the approximate favorable or (unfavorable) impact that foreign currency translation had on certain components of our condensed consolidated financial results:

(In millions)	Three Months Ended March 31, 2023
Net sales	$(37.2)
Cost of sales	27.5
Selling, general and administrative expenses	3.7
Net earnings	(1.7)
Non-U.S. GAAP Adjusted EBITDA	(3.3)

Net Sales by Geographic Region
The following table presents the components of the change in net sales by geographic region for the three months ended March 31, 2023 compared with 2022.

(In millions)	Americas		EMEA		APAC		Total
2022 Net Sales	$930.2	65.6%	$291.2	20.6%	$196.2	13.8%	$1,417.6	100.0%

Price	11.0	1.2%	23.5	8.0%	8.3	4.2%	42.8	3.0%
Volume(1)	(91.4)	(9.8)%	(23.7)	(8.1)%	(17.2)	(8.7)%	(132.3)	(9.3)%
Total organic change (non-U.S. GAAP)	(80.4)	(8.6)%	(0.2)	(0.1)%	(8.9)	(4.5)%	(89.5)	(6.3)%
Acquisition	40.8	4.3%	10.8	3.7%	6.3	3.2%	57.9	4.1%
Total constant dollar change (non-U.S. GAAP)	(39.6)	(4.3)%	10.6	3.6%	(2.6)	(1.3)%	(31.6)	(2.2)%
Foreign currency translation	(12.5)	(1.3)%	(12.3)	(4.2)%	(12.4)	(6.3)%	(37.2)	(2.7)%
Total change (U.S. GAAP)	(52.1)	(5.6)%	(1.7)	(0.6)%	(15.0)	(7.6)%	(68.8)	(4.9)%

2023 Net Sales	$878.1	65.1%	$289.5	21.5%	$181.2	13.4%	$1,348.8	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.

Net Sales by Segment
The following table presents the components of change in net sales by reportable segment for the three months ended March 31, 2023 compared with 2022.

(In millions)	Food		Protective		Total Company
2022 Net Sales	$807.7	57.0%	$609.9	43.0%	$1,417.6	100.0%

Price	32.8	4.1%	10.0	1.6%	42.8	3.0%
Volume(1)	(20.9)	(2.6)%	(111.4)	(18.2)%	(132.3)	(9.3)%
Total organic change (non-U.S. GAAP)	11.9	1.5%	(101.4)	(16.6)%	(89.5)	(6.3)%
Acquisition	57.9	7.1%	—	—%	57.9	4.1%
Total constant dollar change (non-U.S. GAAP)	69.8	8.6%	(101.4)	(16.6)%	(31.6)	(2.2)%
Foreign currency translation	(24.4)	(3.0)%	(12.8)	(2.1)%	(37.2)	(2.7)%
Total change (U.S. GAAP)	45.4	5.6%	(114.2)	(18.7)%	(68.8)	(4.9)%

2023 Net Sales	$853.1	63.2%	$495.7	36.8%	$1,348.8	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
The following net sales discussion is on a reported and constant dollar basis.
Food
Three Months Ended March 31, 2023 Compared with the Same Period in 2022
As reported, net sales increased by $45 million, or 6%, in 2023 compared with 2022. Foreign currency had a negative impact of $24 million, or 3%. On a constant dollar basis, net sales increased by $70 million, or 9%, compared with 2022, primarily due to the following:
•$57 million related to the Liquibox acquisition, and
•favorable price realization of $33 million, with increases across all regions in response to the current inflationary environment.
These increases were partially offset by:
•lower volumes of $21 million, primarily due to food retail market declines and the adverse impact from prior supply disruptions.
Protective
Three Months Ended March 31, 2023 Compared with the Same Period in 2022
As reported, net sales decreased by $114 million, or 19%, in 2023 as compared to 2022. Foreign currency had a negative impact of $13 million, or 2%. On a constant dollar basis, net sales decreased by $101 million, or 17%, in 2023 compared with 2022, primarily due to the following:
•lower volumes of $111 million across all regions, primarily due to recessionary pressures in the industrial and fulfillment markets and destocking throughout the value chain.
This decrease was partially offset by:
•favorable price realization of $10 million.

Cost of Sales
Cost of sales for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,		%
(In millions)	2023	2022	Change
Cost of sales	$943.7	$940.6	0.3%
As a % of net sales	70.0%	66.4%

Three Months Ended March 31, 2023 Compared with the Same Period in 2022
As reported, cost of sales increased by $3 million, or less than 1%, in 2023 compared to 2022. Cost of sales was impacted by favorable foreign currency translation of $28 million. As a percentage of net sales, cost of sales increased by 360 basis points, from 66.4% in 2022 to 70.0% in 2023, primarily driven by continued inflation on input costs, non-material and labor costs as well as fixed cost under absorption driven by lower sales volume.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,		%
(In millions)	2023	2022	Change
Selling, general and administrative expenses	$221.6	$205.0	8.1%
As a % of net sales	16.4%	14.5%
Three Months Ended March 31, 2023 Compared with the Same Period in 2022
As reported, SG&A expenses increased by $17 million, or 8%, in 2023 compared to 2022. SG&A expenses were favorably impacted by foreign currency translation of $4 million. On a constant dollar basis, SG&A expenses increased by approximately $20 million, or 10%. The increase in SG&A expenses was primarily due to higher SG&A expenses associated with acquisition and divestiture activity and a CTA loss recognized due to the wind-up of one of our legal entities in the first quarter of 2023, partially offset by lower incentive compensation expenses.
Amortization Expense of Intangible Assets
Amortization expense of intangible assets for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,		%
(In millions)	2023	2022	Change
Amortization expense of intangible assets	$15.2	$9.4	61.7%
As a % of net sales	1.1%	0.7%

 Three Months Ended March 31, 2023 Compared with the Same Periods in 2022
Amortization expense of intangible assets increased $6 million in the three months ended March 31, 2023, compared to 2022. The increase was primarily due to the amortization of Liquibox intangible assets.
Interest Expense, net
Interest expense, net includes the interest expense on our outstanding debt, as well as the net impact of capitalized interest, interest income, the effects of terminated interest rate swaps and the amortization of capitalized senior debt issuance costs and credit facility fees, bond discounts, and terminated treasury locks.
Interest expense, net for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
(In millions)	2023	2022	Change
Interest expense on our various debt instruments:
Term Loan A due August 2022	$—	$1.4	$(1.4)
Term Loan A due July 2023	—	0.2	(0.2)
Term Loan A due March 2027(1)	7.4	0.2	7.2
Term Loan A2 due March 2027(2)	7.3	—	7.3
Revolving credit facility due July 2023	—	0.3	(0.3)
Revolving credit facility due March 2027(1)	0.2	—	0.2
5.250% Senior Notes due April 2023(3)	—	5.8	(5.8)
4.500% Senior Notes due September 2023	1.7	5.2	(3.5)
5.125% Senior Notes due December 2024	5.6	5.6	—
5.500% Senior Notes due September 2025	5.6	5.6	—
1.573% Senior Secured Notes due October 2026	2.6	2.6	—
4.000% Senior Notes due December 2027	4.4	4.4	—
6.125% Senior Notes due February 2028(4)	8.2	—	8.2
5.000% Senior Notes due April 2029(3)	5.4	—	5.4
6.875% Senior Notes due July 2033	7.8	7.8	—
Other interest expense	7.1	2.9	4.2
Less: capitalized interest	(2.5)	(1.7)	(0.8)
Less: interest income	(3.0)	(1.4)	(1.6)
Total	$57.8	$38.9	$18.9

(1)On March 25, 2022, the Company and certain of its subsidiaries entered into the Fourth Amended and Restated Credit Agreement with Bank of America, N.A., as agent, and the other financial institutions party thereto, which extended the maturity of the Term Loan A facilities and revolving credit commitment to March 2027. See Note 13, “Debt and Credit Facilities,” for further details.
(2)On February 1, 2023, the Company used proceeds from the new incremental term facility to finance the Liquibox acquisition. On December 8, 2022, the Company and certain of its subsidiaries entered into an amendment to the Fourth Amended and Restated Credit Agreement whereby the Company's existing senior secured credit facility was amended and provided for a new $650 million incremental term facility.
(3)On April 19, 2022, the Company issued $425 million of 5.000% senior notes due April 2029. The proceeds were used to repurchase the Company's 5.250% senior notes due April 2023. See Note 13, “Debt and Credit Facilities,” for further details.
(4)On January 31, 2023, the Company issued $775 million of 6.125% senior notes due February 2028. The proceeds were used to finance the Liquibox acquisition. See Note 13, "Debt and Credit Facilities," for further details.
Other Expense, net
Fair value impairment loss on equity investments
SEE recorded an impairment loss of $16 million for the three months ended March 31, 2022, related to SEE Ventures equity investments. See Note 15, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for further details.
Loss on debt redemption and refinancing activities
SEE recorded losses on debt redemption and refinancing activities of $5 million and $1 million for the three months ended March 31, 2023 and 2022, respectively. See Note 13, “Debt and Credit Facilities,” for further details.
See Note 21, “Other Expense, net,” for the remaining components of Other expense, net.

Income Taxes
Our effective income tax rate for the three months ended March 31, 2023 was 35%. The three-month period was unfavorably impacted by accruals for unresolved controversy which had a disproportionate impact on the rate as a result of lower earnings before income tax provision.
Our effective income tax rate for the three months ended March 31, 2022 was 28%, and was favorably impacted by the tax impact of share price accretion in equity compensation vesting and unfavorably impacted by accruals for unresolved controversy and nonrecurring intercompany dividend distributions.
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
The IRS completed its field examination of our U.S. federal income tax returns for the years 2011 through 2014 in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion in settlement payments made pursuant to the Settlement agreement (as defined in Note 18, “Commitments and Contingencies”) and the resulting reduction of our U.S. federal tax liability by approximately $525 million. The proposed disallowance is being reviewed by the IRS Independent Office of Appeals (“Appeals”). Although we believe we have meritorious defenses to the proposed disallowance, we have reached a tentative agreement to settle this matter with the IRS, which is subject to further review, approval and execution of a definitive agreement by both parties. There can be no assurance that a definitive agreement will be executed and we cannot predict the outcome of this matter or when it will be concluded. We have revised our uncertain tax position to reflect the tentative agreement. On April 20, 2023, we deposited $175 million with the IRS based on an estimate of the federal tax owed per the tentative agreement. Our final settlement amount could differ from the $175 million deposited. Future developments in this matter could have a material impact on the Company's uncertain tax position balances and results of operations, including cash flows, within the next twelve months.
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
There was no significant change in our valuation allowances for the three months ended March 31, 2023 and 2022.
Net increases in unrecognized tax positions of $7 million and $6 million for the three months ended March 31, 2023 and 2022, respectively, were primarily related to interest accruals on existing uncertain tax positions. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax positions may increase or decrease during the next 12 months as a result of future tax controversy developments or resolution. Interest and penalties on tax assessments are included in Income tax provision on our Condensed Consolidated Statements of Operations
Net Earnings from Continuing Operations
Net earnings from continuing operations for the three months ended March 31, 2023 and 2022 are included in the table below.

	Three Months Ended March 31,		%
(In millions)	2023	2022	Change
Net earnings from continuing operations	$62.9	$149.6	(58.0)%

Three Months Ended March 31, 2023 Compared with the Same Period in 2022
Net earnings in 2023 were unfavorably impacted by $44 million of Special Items, including:
•charges related to acquisitions and divestiture activity of $17 million ($15 million, net of taxes);
•Liquibox inventory step-up expense of $8 million ($6 million, net of taxes);
•Liquibox intangible amortization of $5 million ($4 million, net of taxes);
•loss on debt redemption and refinancing activities of $5 million ($4 million, net of taxes); and
•foreign currency loss on highly inflationary economies of $3 million ($3 million, net of taxes).
Net earnings in 2022 were unfavorably impacted by $19 million of Special Items, primarily due to:
•impairment of an equity investment of $16 million ($12 million, net of taxes);
•one-time tax expenses (“Tax Special Items”) of $7 million; and
•restructuring and associated costs of $4 million ($3 million, net of taxes).
These expenses were partially offset by:
•$6 million ($5 million, net of taxes) gain on sale of land in the UK.
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
The table below sets forth the Segment Adjusted EBITDA for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		%
(In millions)	2023	2022	Change
Food	$194.8	$200.4	(2.8)%
Adjusted EBITDA Margin	22.8%	24.8%
Protective	80.4	127.4	(36.9)%
Adjusted EBITDA Margin	16.2%	20.9%
Corporate	(7.9)	(0.9)	(777.8)%
Non-U.S. GAAP Consolidated Adjusted EBITDA	$267.3	$326.9	(18.2)%
Adjusted EBITDA Margin	19.8%	23.1%
The following is a discussion of the factors that contributed to the change in Segment Adjusted EBITDA during the three months ended March 31, 2023, as compared to the same period in 2022.

Food
Three Months Ended March 31, 2023 Compared with the Same Period in 2022
On a reported currency basis, Segment Adjusted EBITDA decreased by $6 million in 2023 compared to 2022. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $5 million. On a constant dollar basis, Segment Adjusted EBITDA decreased by approximately $1 million, or less than 1%, in 2023 compared to 2022, primarily as a result of:
•unfavorable volume/mix of $9 million, primarily due to food retail market declines and the adverse impact from prior supply disruptions; and
•unfavorable net price realization of $3 million.
These decreases were partially offset by:
•contributions from the Liquibox acquisition of $13 million.
Protective
Three Months Ended March 31, 2023 Compared with the Same Period in 2022
On a reported currency basis, Segment Adjusted EBITDA decreased by $47 million in 2023 compared to 2022. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $2 million. On a constant dollar basis, Segment Adjusted EBITDA decreased by $45 million, or 35%, in 2023 compared to 2022, primarily as a result of:
•the unfavorable impact from lower sales volume of $46 million, primarily due to recessionary pressures in the industrial and fulfillment markets and destocking throughout the value chain.
Corporate
Three Months Ended March 31, 2023 Compared with the Same Period in 2022
On a reported basis, Corporate Adjusted EBITDA decreased by $7 million in 2023 compared with the same period in 2022, driven by foreign currency losses and higher pension expense.
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
As of March 31, 2023, we had cash and cash equivalents of $303 million, of which approximately $259 million, or 85%, was located outside of the U.S. We believe our U.S. cash balances and committed liquidity facilities available to U.S. borrowers are sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that, in the near term, cash located outside of the U.S. will be needed to satisfy our obligations, dividends and other demands for cash in the U.S. Of the cash balances located outside of the U.S., approximately $8 million are in the Company's subsidiaries in Russia and Ukraine. We have no other material cash balances deemed to be trapped as of March 31, 2023.
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

(In millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$303.1	$456.1
See “Analysis of Historical Cash Flow” below.

Accounts Receivable Securitization Programs
At March 31, 2023, we had $137 million available to us and $134 million of outstanding borrowings under our U.S. and European accounts receivable securitization programs. At December 31, 2022, we had $135 million available to us and no outstanding borrowings under the such programs.
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
Gross amounts received under these programs for the three months ended March 31, 2023 and 2022, were $195 million and $172 million, respectively. If these programs had not been in effect for the three months ended March 31, 2023, we would have been required to collect the invoice amounts directly from the relevant customers in accordance with the agreed payment terms. Approximately $134 million in incremental trade receivables would have been outstanding at March 31, 2023 if collection on such invoice amounts were made directly from our customers on the invoice due date and not through our customers' supply chain financing arrangements or our factoring program.
Lines of Credit
At March 31, 2023 and December 31, 2022, we had a $1.0 billion revolving credit facility, with $985 million available as part of our senior secured credit facility. We had $39 million and no outstanding borrowings under the facility at March 31, 2023 and December 31, 2022, respectively. There was $3 million and $7 million outstanding under various lines of credit extended to our subsidiaries at March 31, 2023 and December 31, 2022, respectively. See Note 13, “Debt and Credit Facilities” for further details.
Covenants
At March 31, 2023, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” within Note 13, “Debt and Credit Facilities”, which require us, among other things, to maintain a maximum leverage ratio of debt to EBITDA of 5.00 to 1.00. At March 31, 2023, as calculated under the covenant, our leverage ratio was 3.48 to 1.00. We expect to be in continued compliance with our debt covenants including the covenant leverage ratio over the next 12 months.
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
At March 31, 2023 and December 31, 2022, our accounts payable balances included $118 million and $140 million, respectively, related to invoices from suppliers participating in the program. The cumulative amounts settled through the supply chain financing program for the three months ended March 31, 2023 were $99 million, compared to $114 million for the three months ended March 31, 2022. The program did not significantly impact our cash provided by operating activities or free cash flow for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. See Note 2, "Recently Adopted and Issued Accounting Standards" for further details.

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

Outstanding Indebtedness
At March 31, 2023 and December 31, 2022, our total debt outstanding and our non-U.S. GAAP net debt consisted of the amounts set forth in the following table.

(In millions)	March 31, 2023	December 31, 2022
Short-term borrowings	$175.7	$6.6
Current portion of long-term debt	14.0	434.0
Total current debt	189.7	440.6
Total long-term debt, less current portion(1)	4,640.4	3,237.9
Total debt	4,830.1	3,678.5
Less: Cash and cash equivalents	(303.1)	(456.1)
Non-U.S. GAAP net debt	$4,527.0	$3,222.4

(1)Amounts are net of unamortized discounts and debt issuance costs of $40 million and $19 million at March 31, 2023 and December 31, 2022, respectively. See Note 13, “Debt and Credit Facilities” for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(In millions)	2023	2022	Change
Net cash provided by operating activities	$51.9	$48.4	$3.5
Net cash used in investing activities	(1,206.9)	(69.3)	(1,137.6)
Net cash provided by (used in) financing activities	999.1	(262.1)	1,261.2
Effect of foreign currency exchange rate changes on cash and cash equivalents	2.9	0.2	2.7
In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, as certain debt servicing requirements or other non-discretionary expenditures are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of non-U.S. GAAP free cash flow for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(In millions)	2023	2022	Change
Cash flow provided by operating activities	$51.9	$48.4	$3.5
Capital expenditures	(64.9)	(67.0)	2.1
Non-U.S. GAAP free cash flow	$(13.0)	$(18.6)	$5.6
Operating Activities
Three Months Ended March 31, 2023 Compared with the Same Period in 2022
Net cash provided by operating activities was $52 million in the three months ended March 31, 2023, compared to $48 million in 2022. The increase in cash provided by operating activities was primarily driven by lower net cash used by our working capital accounts (inventories, trade receivables and accounts payables), which was $102 million favorable in 2023 compared to 2022. The impact of trade receivables on cash flow from operating activities was $87 million favorable compared to 2022, as a result of the year over year impact of our accounts receivable factoring program and an increase in collections from our customers. There was a lower use of cash for inventory of $88 million compared to 2022, primarily due to planned stock build in 2022 compared to inventory reduction efforts in 2023. The favorable cash flow impact of trade receivables and inventory was partially offset by accounts payable, which was unfavorable by $73 million compared to 2022, which was primarily due to lower purchases related to the current year inventory reduction efforts and lower sales volume.
This was partially offset by lower earnings and adjustments to reconcile net earnings to net cash provided by operating activities ("non-cash adjustments") recorded in 2023 compared to the same period in 2022. Net earnings plus non-cash adjustments was a source of cash of $165 million in the three months ended March 31, 2023 compared to $238 million in 2022.
Other assets and liabilities unfavorably impacted cash flow by $10 million compared to 2022. This was primarily due to the impact of incentive compensation, including higher cash payments made during the first quarter 2023, as compared to the prior year, coupled with a lower accrual as of March 31, 2023, as compared to the prior year.
Investing Activities
Three Months Ended March 31, 2023 Compared with the Same Period in 2022
Net cash used in investing activities was $1,207 million in 2023 compared to a use of $69 million in 2022.
The increase in net cash used in investing activities was primarily due to acquisition activities. During the first quarter of 2023, we completed the acquisition of Liquibox for $1,148 million, net of cash acquired. See Note 5, "Acquisitions," for further details.
Proceeds received from the disposal of property and equipment was $7 million lower in 2023 as compared to the prior year, primarily due to the sale of land in the UK in the prior year.
Financing Activities
Three Months Ended March 31, 2023 Compared with the Same Period in 2022
Net cash provided by financing activities was $999 million in 2023, compared to a use of $262 million in 2022. During the three months ended March 31, 2023, the increase in cash inflows from financing activities were primarily related to debt related activities, which generated $1,133 million of cash in 2023, including the issuance of $775 million 6.125% Senior Notes due 2028, less $11 million in capitalized issuance costs, $650 million of proceeds from Term Loan A due 2027, less $11 million in capitalized issuance costs and $168 million of net proceeds from short-term borrowings, partially offset by the extinguishment of 4.500% Senior Notes due 2023, resulting in cash outflow of $437 million (including the early payment premium of $5 million).
In addition, cash used for share repurchases was $80 million, compared to $200 million in the prior year.

Changes in Working Capital

(In millions)	March 31, 2023	December 31, 2022	Change
Working capital (current assets less current liabilities)	$334.3	$35.0	$299.3
Current ratio (current assets divided by current liabilities)	1.2x	1.0x
Quick ratio (current assets, less inventories divided by current liabilities)	0.6x	0.6x
The $299 million, or 855%, increase in working capital during the three months ended March 31, 2023 was primarily due the following:
•decrease in current portion of long-term debt of $420 million, primarily due to the repurchase of $426 million 4.500% Senior Notes due September 2023;
•increase in prepaid expenses and other current assets of $136 million, primarily related to the reclassification of trade receivables that serve as collateral for borrowings in our accounts receivable securitization programs;
•increase in inventories, net of $95 million, due to inventory acquired in the Liquibox acquisition and inventory stock build;
•decrease in other current liabilities of $64 million, reflecting the payment of performance-based compensation and profit sharing in the first quarter 2023, offset by current year accruals; and
•decrease in accounts payable of $39 million.
The increases in working capital were partially offset by:
•increase in short-term borrowings of $169 million;
•decrease in cash and cash equivalents of $153 million; and
•decrease in trade receivables, net of $111 million, primarily due to the reclassification to prepaid expenses and other current assets related to our accounts receivable securitization programs.
Changes in Stockholders’ Equity
The $2 million, or 1%, increase in stockholders’ equity in the three months ended March 31, 2023 was primarily due to the following:
•net earnings of $62 million;
•CTA gain of $37 million; and
•stock issued for profit sharing contribution paid in stock of $24 million.
These increases were partially offset by:
•repurchases of 1,529,575 shares of our common stock for $80 million, including commissions paid (See Note 19, “Stockholders’ Equity” for further details);
•dividends paid on our common stock and dividend equivalent accruals related to unvested equity awards of $30 million.
•unrealized losses on derivative instruments of $8 million; and
•the effect of share-based incentive compensation of $3 million, including the impact of share-based compensation expense and shares withheld on vested share-based compensation to cover the employee tax withholding obligations.
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
Foreign Currency Forward Contracts
At March 31, 2023, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2022 Form 10-K. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2022 Form 10-K.

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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At March 31, 2023, we had no outstanding interest rate swaps, collars or options.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 14, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 15, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $80 million in the fair value of the total debt balance at March 31, 2023. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

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
Argentina
Economic events in Argentina, including the default on some of its international debt obligations, which have subsequently been renegotiated, exposed us to heightened levels of foreign currency exchange risks. Despite some recent debt restructuring, fluctuations in foreign exchange rates on the Argentine Peso continue to impact our financial results. As of July 1, 2018, Argentina was designated as a highly inflationary economy. We recognized a net foreign currency exchange loss of $3 million and $1 million in three months ended March 31, 2023 and 2022, respectively, within Other expense, net on the Condensed Consolidated Statements of Operations, related to the designation of Argentina as a highly inflationary economy under U.S. GAAP. See Note 1, "Organization and Basis of Presentation," for additional information. As of March 31, 2023, approximately 1% of our consolidated net sales were derived from our products sold in Argentina and our net assets include $6 million of cash and cash equivalents domiciled in Argentina. Also, as of March 31, 2023, our Argentina subsidiaries had cumulative translation losses of $22 million.

Russia
Recent fluctuations of the ruble have exposed us to heightened levels of foreign currency exchange risks. As of March 31, 2023, approximately 1% of our consolidated net sales were derived from products sold in Russia. Assets include $5 million of cash and cash equivalents domiciled in Russia. Also, as of March 31, 2023, our Russia subsidiary had cumulative translation losses of $39 million.
Brazil
Recent economic events in Brazil, including changes in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of March 31, 2023, we do not anticipate these events will have a material impact on our 2023 results of operations. As of March 31, 2023, approximately 2% of our consolidated net sales were derived from products sold in Brazil and net assets include $21 million of cash and cash equivalents domiciled in Brazil. Also, as of March 31, 2023, our Brazil subsidiaries had cumulative translation losses of $63 million.
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at March 31, 2023 would have caused us to pay approximately $37 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
Our foreign currency forward contracts are described in Note 14, “Derivatives and Hedging Activities,” which is incorporated herein by reference.
Net Investment Hedge
In February 2023, the €400.0 million 4.500% senior notes issued in June 2015 that were previously designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates, was repaid.
In the first quarter of 2023, we entered into a series of cross-currency swaps with a combined notional amount of $432.8 million. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. The maturity date for this series of cross-currency swaps is February 1, 2028. The fair value of this hedge as of March 31, 2023 was a $0.9 million loss and is included within Other non-current liabilities on our Condensed Consolidated Balance Sheets. Interest amounts related to the cross-currency swap as of March 31, 2023 resulted in $0.5 million of interest income and is reflected in Interest expense, net on the Condensed Consolidated Statements of Operations.
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
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The U.S. dollar equivalent amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $125 million and $467 million at March 31, 2023 and December 31, 2022, respectively.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 18, “Commitments and Contingencies” under the captions “Settlement Agreement Tax Deduction,” “Securities Class Action,” and “Environmental Matters” is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of our 2022 Form 10-K, as subsequently updated by our Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
Reference is made to Part I, Item 1A, “Risk Factors,” in our 2022 Form 10-K for information concerning risks that may materially affect our business, financial condition or results of operations. There have been no significant changes to our risk factors since December 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)    In March 2023, we transferred 504,626 shares of our common stock, par value $0.10 per share, from treasury to our 401(K) and Profit Sharing Plan as part of our 2022 profit sharing contribution. The issuance of such shares to the plan was not registered under the Securities Act of 1933, as amended, because such transaction did not involve an “offer” or “sale” of securities under Section 2(a)(3) of the Securities Act.
(c)     Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended March 31, 2023, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
Balance as of December 31, 2022				$616,358,188
January 1, 2023 through January 31, 2023	833,810	$52.68	833,810	572,436,495
February 1, 2023 through February 28, 2023	695,765	$51.64	695,765	536,509,713
March 1, 2023 through March 31, 2023	—		—	536,509,713
Total	1,529,575		1,529,575	$536,509,713

(1)On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This program has no expiration and replaced the previous authorization. As of March 31, 2023, there was $537 million remaining under the currently authorized repurchase program. From time to time we acquire shares by means of open-market transactions, including through plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and privately negotiated transactions, including accelerated share repurchase programs, pursuant to our publicly announced program described above. In addition, we have historically withheld shares from awards under our Omnibus Incentive Plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan. During the three months ended March 31, 2023, no shares were withheld pursuant to this provision.

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

4.1
Indenture, dated as of January 31, 2023, by and among Sealed Air Corporation, Sealed Air Corporation (US), Guarantors party thereto and U.S. Bank Trust Company, National Association. (Exhibit 4.1 to the Company's Current Report on Form 8-K, Date of Report January 27, 2023, File No. 1-12139, is incorporated herein by reference.)

4.2	Form of 6.125% Senior Note due 2028. (Exhibit 4.2 to the Company's Current Report on Form 8-K, Date of Report January 27, 2023, File No. 1-12139, is incorporated herein by reference.)
10.1	Form of Notice of Grant of Restricted Stock Unit Award (ESG Performance Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 21, 2023 *
10.2
Offer letter, dated March 15, 2023, between Dustin Semach and Sealed Air Corporation (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report March 15, 2023, File No. 1-12139, is incorporated herein by reference.)*

10.3
Offer Letter Amendment, dated March 20, 2023, between Dustin Semach and Sealed Air Corporation (Exhibit 10.2 to the Company's Current Report on Form 8-K, Date of Report March 15, 2023, File No. 1-12139, is incorporated herein by reference.)*

31.1	Certification of Edward L. Doheny II pursuant to Rule 13a-14(a), dated May 4, 2023.
31.2	Certification of Christopher J. Stephens, Jr. pursuant to Rule 13a-14(a), dated May 4, 2023.
32	Certification of Edward L. Doheny II and Christopher J. Stephens, Jr. pursuant to 18 U.S.C. § 1350, dated May 4, 2023.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

*Compensatory plan or arrangement of management.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: May 4, 2023	By:	/S/ Christopher J. Stephens, Jr.
Christopher J. Stephens, Jr.
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)