Form 10-Q
period 2023-06-30
SEALED AIR CORP/DE
filed 2023-08-08
CIK 1012100

PSM for /24

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 144,410,149 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of July 31, 2023.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In USD millions, except share and per share data)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$285.1	$456.1
Trade receivables, net of allowance for credit losses of $14.2 in 2023 and $11.5 in 2022	468.2	592.4
Income tax receivables	44.8	40.3
Other receivables	85.4	91.5
Advances and deposits (Note 17) and (Note 18)	190.2	12.7
Inventories, net of inventory reserves of $37.9 in 2023 and $28.9 in 2022 (Note 7)	938.8	866.3
Current assets held for sale	1.1	—
Prepaid expenses and other current assets	200.3	57.5
Total current assets	2,213.9	2,116.8
Property and equipment, net (Note 8)	1,410.0	1,275.9
Goodwill (Note 9)	2,919.3	2,174.5
Identifiable intangible assets, net (Note 9)	463.3	138.4
Deferred taxes	122.9	141.5
Operating lease right-of-use-assets (Note 4)	92.6	70.2
Other non-current assets	302.4	297.4
Total assets	$7,524.4	$6,214.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings (Note 13)	$313.6	$6.6
Current portion of long-term debt (Note 13)	20.7	434.0
Current portion of operating lease liabilities (Note 4)	29.2	24.0
Accounts payable	793.3	865.6
Accrued restructuring costs (Note 12)	6.6	14.7
Income tax payable	23.7	19.9
Other current liabilities	662.9	717.0
Total current liabilities	1,850.0	2,081.8
Long-term debt, less current portion (Note 13)	4,636.6	3,237.9
Long-term operating lease liabilities, less current portion (Note 4)	66.0	49.6
Deferred taxes	70.7	33.4
Other non-current liabilities	488.7	467.9
Total liabilities	7,112.0	5,870.6
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2023 and 2022	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 233,995,417 in 2023 and 233,233,456 in 2022; shares outstanding: 144,409,125 in 2023 and 144,672,113 in 2022	23.4	23.3
Additional paid-in capital	2,156.3	2,155.3
Retained earnings	3,266.3	3,163.4
Common stock in treasury, 89,586,292 shares in 2023 and 88,561,343 shares in 2022	(4,076.0)	(4,019.1)
Accumulated other comprehensive loss, net of taxes (Note 20)	(957.6)	(978.8)
Total stockholders’ equity	412.4	344.1
Total liabilities and stockholders’ equity	$7,524.4	$6,214.7

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In USD millions, except per share data)	2023	2022	2023	2022
Net sales	$1,380.8	$1,418.0	$2,729.6	$2,835.6
Cost of sales	962.8	979.7	1,906.5	1,920.3
Gross profit	418.0	438.3	823.1	915.3
Selling, general and administrative expenses	185.7	199.2	407.3	404.2
Amortization expense of intangible assets	15.4	8.9	30.6	18.3
Restructuring charges (Note 12)	0.6	3.5	(0.6)	4.0
Operating profit	216.3	226.7	385.8	488.8
Interest expense, net	(68.7)	(39.5)	(126.5)	(78.4)
Other expense, net (Note 21)	(8.4)	(30.1)	(23.4)	(44.3)
Earnings before income tax provision	139.2	157.1	235.9	366.1
Income tax provision (Note 17)	45.3	42.7	79.1	102.1
Net earnings from continuing operations	93.9	114.4	156.8	264.0
Gain (Loss) on sale of discontinued operations, net of tax	5.2	(0.5)	4.2	(0.9)
Net earnings	$99.1	$113.9	$161.0	$263.1
Basic:
Continuing operations	$0.65	$0.78	$1.09	$1.80
Discontinued operations	0.04	—	0.03	(0.01)
Net earnings per common share - basic (Note 22)	$0.69	$0.78	$1.12	$1.79
Diluted:
Continuing operations	$0.65	$0.77	$1.08	$1.78
Discontinued operations	0.03	—	0.03	(0.01)
Net earnings per common share - diluted (Note 22)	$0.68	$0.77	$1.11	$1.77
Weighted average number of common shares outstanding: (Note 22)
Basic	144.5	146.0	144.3	146.8
Diluted	144.8	147.5	144.8	148.5

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,						Six Months Ended June 30,
	2023			2022			2023			2022
(In USD millions)	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings			$99.1			$113.9			$161.0			$263.1
Other comprehensive (loss) income:
Recognition of pension items	$1.1	$(0.3)	0.8	$1.7	$(0.4)	1.3	$2.8	$(0.7)	2.1	$2.8	$(0.7)	2.1
Unrealized (losses) gains on derivative instruments for net investment hedge	(7.6)	1.9	(5.7)	28.6	(7.1)	21.5	(14.9)	3.7	(11.2)	35.3	(8.8)	26.5
Unrealized gains (losses) on derivative instruments for cash flow hedge	0.9	(0.3)	0.6	4.6	(1.3)	3.3	(2.9)	0.7	(2.2)	2.5	(0.7)	1.8
Foreign currency translation adjustments	(4.1)	—	(4.1)	(62.3)	—	(62.3)	32.5	—	32.5	(58.8)	—	(58.8)
Other comprehensive (loss) income	$(9.7)	$1.3	(8.4)	$(27.4)	$(8.8)	(36.2)	$17.5	$3.7	21.2	$(18.2)	$(10.2)	(28.4)
Comprehensive income, net of taxes			$90.7			$77.7			$182.2			$234.7

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In USD millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Equity
Balance at March 31, 2023	$23.4	$2,152.8	$3,195.5	$(4,076.0)	$(949.2)	$346.5
Effect of share-based incentive compensation	—	3.5	—	—	—	3.5
Recognition of pension items, net of taxes	—	—	—	—	0.8	0.8
Foreign currency translation adjustments	—	—	—	—	(4.1)	(4.1)
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(5.1)	(5.1)
Net earnings	—	—	99.1	—	—	99.1
Dividends on common stock ($0.20 per share)	—	—	(28.3)	—	—	(28.3)
Balance at June 30, 2023	$23.4	$2,156.3	$3,266.3	$(4,076.0)	$(957.6)	$412.4

Balance at December 31, 2022	$23.3	$2,155.3	$3,163.4	$(4,019.1)	$(978.8)	$344.1
Effect of share-based incentive compensation	0.1	0.1	—	—	—	0.2
Stock issued for profit sharing contribution paid in stock	—	0.9	—	23.0	—	23.9
Repurchases of common stock	—	—	—	(79.9)	—	(79.9)
Recognition of pension items, net of taxes	—	—	—	—	2.1	2.1
Foreign currency translation adjustments	—	—	—	—	32.5	32.5
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(13.4)	(13.4)
Net earnings	—	—	161.0	—	—	161.0
Dividends on common stock ($0.40 per share)	—	—	(58.1)	—	—	(58.1)
Balance at June 30, 2023	$23.4	$2,156.3	$3,266.3	$(4,076.0)	$(957.6)	$412.4

Balance at March 31, 2022	$23.3	$2,122.9	$2,909.3	$(3,939.0)	$(926.1)	$190.4
Effect of share-based incentive compensation	—	11.3	—	—	—	11.3
Repurchase of common stock	—	—	—	(50.1)	—	(50.1)
Recognition of pension items, net of taxes	—	—	—	—	1.3	1.3
Foreign currency translation adjustments	—	—	—	—	(62.3)	(62.3)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	24.8	24.8
Net earnings	—	—	113.9	—	—	113.9
Dividends on common stock ($0.20 per share)	—	—	(29.6)	—	—	(29.6)
Balance at June 30, 2022	$23.3	$2,134.2	$2,993.6	$(3,989.1)	$(962.3)	$199.7

Balance at December 31, 2021	$23.2	$2,123.4	$2,790.7	$(3,754.7)	$(933.9)	$248.7
Effect of share-based incentive compensation	0.1	3.9	—	—	—	4.0
Stock issued for profit sharing contribution paid in stock	—	6.9	—	15.8	—	22.7
Repurchases of common stock	—	—	—	(250.2)	—	(250.2)
Recognition of pension items, net of taxes	—	—	—	—	2.1	2.1
Foreign currency translation adjustments	—	—	—	—	(58.8)	(58.8)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	28.3	28.3
Net earnings	—	—	263.1	—	—	263.1
Dividends on common stock ($0.40 per share)	—	—	(60.2)	—	—	(60.2)
Balance at June 30, 2022	$23.3	$2,134.2	$2,993.6	$(3,989.1)	$(962.3)	$199.7
See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In USD millions)	2023	2022
Net earnings	$161.0	$263.1
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities
Depreciation and amortization	114.8	90.9
Share-based incentive compensation	19.5	27.6
Profit sharing expense	13.3	14.0
Loss on debt redemption and refinancing activities	4.9	11.2
Provision for allowance for credit losses on trade receivables	3.5	6.5
Provisions for inventory obsolescence	11.9	6.8
Deferred taxes, net	(27.4)	(3.1)
Net (gain) loss on sale of business	(4.2)	0.9
Impairment loss on equity investments	—	31.6
Other non-cash items	18.1	0.3
Changes in operating assets and liabilities:
Trade receivables, net	37.5	(44.1)
Inventories, net	(19.4)	(223.7)
Accounts payable	(95.9)	51.1
Customer advance payments	(0.7)	(8.3)
Income tax receivable/payable	(4.2)	24.6
Tax deposit	(175.0)	—
Other assets and liabilities	(64.3)	(36.5)
Net cash (used in) provided by operating activities	$(6.6)	$212.9
Cash flows from investing activities:
Capital expenditures	(123.7)	(118.9)
Proceeds related to sale of business and property and equipment, net	0.7	7.1
Businesses acquired in purchase transactions, net of cash acquired	(1,163.0)	(9.7)
Proceeds (Payments) associated with debt, equity and equity method investments	3.3	(2.2)
Settlement of foreign currency forward contracts	10.3	1.5
Net cash used in investing activities	$(1,272.4)	$(122.2)
Cash flows from financing activities:
Net proceeds from short-term borrowings	306.2	0.7
Proceeds from long-term debt	1,411.4	422.8
Payments of long-term debt	(432.9)	(425.0)
Payments of debt modification/extinguishment costs and other	(14.1)	(14.7)
Dividends paid on common stock	(60.0)	(60.3)
Impact of tax withholding on share-based compensation	(21.0)	(24.9)
Repurchases of common stock	(79.9)	(250.2)
Principal payments related to financing leases	(4.3)	(5.7)
Net cash provided by (used in) financing activities	$1,105.4	$(357.3)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$2.6	$(13.2)
Cash Reconciliation:
Cash and cash equivalents	456.1	561.0
Restricted cash and cash equivalents	—	—
Balance, beginning of period	$456.1	$561.0
Net change during the period	(171.0)	(279.8)
Cash and cash equivalents	285.1	281.2
Restricted cash and cash equivalents	—	—
Balance, end of period	$285.1	$281.2
Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$119.6	$84.4
Income tax payments, net of cash refunds	$273.4	$70.9
Restructuring payments including associated costs	$7.2	$15.4

Non-cash items:
Transfers of shares of common stock from treasury for profit-sharing contributions	$23.9	$22.7

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
Basis of Presentation
Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our Condensed Consolidated Balance Sheet as of June 30, 2023 and our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 have been made. The results set forth in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our condensed consolidated financial condition, results of operations or cash flows. All amounts are in millions, except per share amounts, and approximate due to rounding. All amounts are presented in U.S. dollar, unless otherwise specified.
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

Impact of Highly Inflationary Economy
Argentina
Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into U.S. dollars using the current exchange rate available to us. The impact of any changes in the exchange rate are reflected within Other expense, net on the Condensed Consolidated Statements of Operations. The Company recorded $3.1 million and $5.7 million of remeasurement losses for the three and six months ended June 30, 2023, respectively, and $2.7 million and $3.7 million of remeasurement losses for the three and six months ended June 30, 2022, respectively, related to our subsidiaries in Argentina.
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
We facilitate a voluntary supply chain financing program to provide some of our suppliers with the opportunity to sell receivables due from us (our accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. This program is administered by participating financial institutions. When a supplier utilizes the supply chain financing program, the supplier receives a payment in advance of agreed payment terms from the financial institution, net of a discount charged. Our responsibility is limited to making payments to the respective financial institutions on the terms originally negotiated with our supplier. No assets are pledged as collateral by the Company or any of our subsidiaries under the program. The majority of suppliers using the program are on 120 day payment terms after the end of the month in which the invoice was issued. We monitor our days payable outstanding relative to our peers and industry trends in order to assess our conclusion that the program continues to be a trade payable program and not indicative of a borrowing arrangement. The liabilities continue to be presented as Accounts payable in our Condensed Consolidated Balance Sheets until they are paid, and they are reflected as Cash flows from operating activities when settled. At June 30, 2023 and December 31, 2022, our accounts payable balances included $128 million and $140 million, respectively, related to invoices from suppliers participating in the program.
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
Other Revenue Recognition Considerations:
Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. Revenue recognized from performance obligations satisfied in previous reporting periods was $0.6 million and $1.4 million for the three and six months ended June 30, 2023, respectively, and nominal and $0.2 million for the three and six months ended June 30, 2022, respectively.
The Company does not adjust consideration in contracts with customers for the effects of a significant financing component if the Company expects that the period between transfer of a good or service and payment for that good or service will be one year or less. This is expected to be the case for the majority of the Company's contracts.

Lease components within contracts with customers are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 842.

Disaggregated Revenue
For the three and six months ended June 30, 2023 and 2022, revenues from contracts with customers summarized by Segment and Geography were as follows:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(In millions)	Food	Protective	Total	Food	Protective	Total
Americas	$576.1	$319.9	$896.0	$1,142.2	$626.1	$1,768.3
EMEA	179.7	109.3	289.0	348.9	228.9	577.8
APAC	110.7	70.1	180.8	223.0	138.7	361.7
Topic 606 Segment Revenue	866.5	499.3	1,365.8	1,714.1	993.7	2,707.8
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	14.1	0.9	15.0	19.6	2.2	21.8
Total	$880.6	$500.2	$1,380.8	$1,733.7	$995.9	$2,729.6

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(In millions)	Food	Protective	Total	Food	Protective	Total
Americas	$530.7	$411.0	$941.7	$1,055.6	$810.9	$1,866.5
EMEA	168.3	119.9	288.2	334.9	243.7	578.6
APAC	100.5	79.4	179.9	210.9	164.0	374.9
Topic 606 Segment Revenue	799.5	610.3	1,409.8	1,601.4	1,218.6	2,820.0
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	6.3	1.9	8.2	12.1	3.5	15.6
Total	$805.8	$612.2	$1,418.0	$1,613.5	$1,222.1	$2,835.6
Contract Balances
The time when a performance obligation is satisfied and the time when billing and payment occur are generally closely aligned, subject to agreed payment terms, with the exception of equipment accruals, which can be used to purchase both automated and standard range equipment. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the materials transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and when the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The following contract assets and liabilities are included within Prepaid expenses and other current assets and Other current liabilities, or Other non-current liabilities on our Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

(In millions)	June 30, 2023	December 31, 2022
Contract assets	$0.4	$0.5
Contract liabilities	$18.5	$18.2
The contract liability balances represent deferred revenue, primarily related to equipment accruals. Revenue recognized in the three and six months ended June 30, 2023 that was included in the contract liability balance at the beginning of the period was $3.5 million and $8.1 million, respectively, and $3.8 million and $8.2 million in the three and six months ended June 30, 2022, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.
Remaining Performance Obligations
The following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of June 30, 2023 and December 31, 2022, as well as the expected timing of recognition of that transaction price.

(In millions)	June 30, 2023	December 31, 2022
Short-Term (12 months or less)(1)	$13.5	$13.0
Long-Term	5.0	5.2
Total transaction price	$18.5	$18.2

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
All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our sales-type lease receivable balances at June 30, 2023 and December 31, 2022 were as follows:

(In millions)	June 30, 2023	December 31, 2022
Short-Term (12 months or less)	$6.9	$6.5
Long-Term	25.1	18.6
Lease receivables	$32.0	$25.1

Sales-type and operating lease revenue was less than 1% of net trade sales for the six months ended June 30, 2023 and year ended December 31, 2022.
Lessee
SEE has contractual obligations as a lessee with respect to warehouses, offices and manufacturing facilities, IT equipment, automobiles, and material production equipment.
The following table details our lease obligations included in our Condensed Consolidated Balance Sheets.

(In millions)	June 30, 2023	December 31, 2022
Other non-current assets:
Finance leases - ROU assets	$59.6	$55.0
Finance leases - Accumulated depreciation	(32.8)	(31.7)
Operating lease right-of-use-assets:
Operating leases - ROU assets	191.7	156.7
Operating leases - Accumulated depreciation	(99.1)	(86.5)
Total lease assets	$119.4	$93.5
Current portion of long-term debt:
Finance leases	$(6.3)	(7.6)
Current portion of operating lease liabilities:
Operating leases	(29.2)	(24.0)
Long-term debt, less current portion:
Finance leases	(21.5)	(16.1)
Long-term operating lease liabilities, less current portion:
Operating leases	(66.0)	(49.6)
Total lease liabilities	$(123.0)	$(97.3)
At June 30, 2023, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(In millions)	Finance leases	Operating leases
Remainder of 2023	$4.7	$17.5
2024	5.8	29.4
2025	4.2	22.6
2026	3.3	16.8
2027	3.0	9.4
Thereafter	16.9	12.8
Total lease payments	37.9	108.5
Less: Interest	(10.1)	(13.3)
Present value of lease liabilities	$27.8	$95.2
The following lease cost is included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Lease cost(1)
Finance leases
Amortization of ROU assets	$2.3	$2.6	$4.8	$5.3
Interest on lease liabilities	0.4	0.4	0.8	0.7
Operating leases	9.6	7.8	18.6	16.3
Short-term lease cost	0.7	0.9	1.3	1.3
Variable lease cost	1.0	1.8	2.8	3.4
Total lease cost	$14.0	$13.5	$28.3	$27.0

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
The following table details cash paid related to operating and finance leases included in our Condensed Consolidated Statements of Cash Flows and new right-of-use (“ROU”) assets included in our Condensed Consolidated Balance Sheets:

	Six Months Ended June 30,
(In millions)	2023	2022
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$1.7	$2.5
Operating cash flows - operating leases	$18.5	$15.6
Financing cash flows - finance leases	$4.3	$5.7

ROU assets obtained in exchange for new finance lease liabilities	$8.3	$4.1
ROU assets obtained in exchange for new operating lease liabilities	$40.8	$14.3

	Six Months Ended June 30,
	2023	2022
Weighted average information:
Finance leases
Remaining lease term (in years)	8.2	5.9
Discount rate	6.5%	4.7%
Operating leases
Remaining lease term (in years)	4.3	4.2
Discount rate	5.5%	4.5%

Note 5 Acquisitions
LB Holdco, Inc. Acquisition
On February 1, 2023, SEE acquired 100% of the outstanding shares of capital stock of LB Holdco, Inc., the parent company of Liquibox, Inc. (collectively, "Liquibox"), a pioneer, innovator and manufacturer of Bag-in-Box sustainable fluids & liquids packaging and dispensing solutions for fresh food, beverage, consumer goods and industrial end-markets. The acquisition is included in our Food reporting segment. This acquisition accelerates our CRYOVAC® brand Fluids & Liquids business. CRYOVAC® technology, scale and market access provide a significant source of synergies. This acquisition contributes to and fast tracks SEE’s transformation to become a world-class, digitally-driven company automating sustainable packaging solutions.
Consideration paid was approximately $1.17 billion in cash, subject to customary adjustments. We financed the consideration paid and related fees and expenses through borrowings under our senior secured credit facility, proceeds from the issuance of senior notes, and cash on hand. See Note 13, "Debt and Credit Facilities," for additional details. For the three and six months ended June 30, 2023, acquisition related expenses recognized for the Liquibox acquisition were $0.1 million and $12.0 million, respectively. These expenses are included within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
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

	Preliminary Allocation	Measurement Period	Preliminary Allocation
(In millions)	As of February 1, 2023	Adjustments	June 30, 2023
Total consideration transferred	$1,169.2	$—	$1,169.2

Assets acquired:
Cash and cash equivalents	21.2	—	21.2
Trade receivables	48.6	(0.5)	48.1
Inventories	61.6	(0.2)	61.4
Prepaid expenses and other current assets	15.8	(1.0)	14.8
Property and equipment	101.1	—	101.1
Identifiable intangible assets	342.1	(1.5)	340.6
Operating lease right-of-use-assets	15.1	—	15.1
Other non-current assets	9.5	—	9.5
Total assets acquired	$615.0	$(3.2)	$611.8
Liabilities assumed:
Accounts payable	27.0	(1.4)	25.6
Current portion of long-term debt	0.1	—	0.1
Current portion of operating lease liabilities	3.7	—	3.7
Other current liabilities	28.4	2.4	30.8
Long-term debt, less current portion	5.1	—	5.1
Long-term operating lease liabilities, less current portion	11.4	—	11.4
Deferred taxes	92.2	—	92.2
Other non-current liabilities	6.6	(2.7)	3.9
Total liabilities assumed	$174.5	$(1.7)	$172.8
Net assets acquired	440.5	(1.5)	439.0
Goodwill	$728.7	$1.5	$730.2
The following table summarizes the identifiable intangible assets and their useful lives.

	Amount	Useful life
	(In millions)	(In years)
Customer relationships	$180.7	11.0
Trademarks and tradenames	26.0	10.0
Software	3.7	2.0
Technology	130.2	12.0
Total intangible assets with definite lives	$340.6

Goodwill is a result of the expected synergies that are expected to originate from the combination of Cryovac and Liquibox solutions for the Company, as well as growth of our sustainable packaging portfolio. Goodwill is not deductible for tax purposes. The goodwill balance associated with Liquibox is included in the Food reportable segment.
Liquibox Supplemental Information
The following table presents the amounts of net sales and net earnings (loss) attributed to Liquibox since the acquisition date that are included in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023:

(In millions)	Three Months Ended June 30, 2023	February 1, 2023 through June 30, 2023
Net sales	$75.3	$132.6
Net earnings (loss)	$1.1	$(4.3)
Pro Forma Financial Information
The following table presents the Company’s unaudited pro forma financial information for the three and six months ended June 30, 2023 and 2022, assuming the acquisition of Liquibox had occurred on January 1, 2022. The information below reflects pro forma adjustments based on available information and certain assumptions that SEE believes are factual and supportable. The unaudited pro forma information is not necessarily indicative of the results that might have occurred had the transaction actually taken place on January 1, 2022 and is not intended to be a projection of future results and gives no effect to any future synergistic benefits that may result from the combination or the costs of integrating the acquired operations with those of the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net sales	$1,380.8	$1,512.1	$2,755.2	$3,016.4
Net earnings	$100.9	$81.7	$170.9	$195.4
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
Other 2023 Acquisition Activity
During the second quarter of 2023, Food had other acquisition activity resulting in a total purchase price paid of $15.1 million. The Company allocated the consideration transferred to the fair value of assets acquired, resulting in an allocation to goodwill of $8.0 million. There were no other identifiable intangible assets acquired. This acquisition activity is expected to supplement our developmental efforts for sustainable packaging and accelerate our speed to market for certain sustainable solutions. This acquisition activity was not material to our Condensed Consolidated Financial Statements.

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
The following tables show Net sales and Segment Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net sales:
Food	$880.6	$805.8	$1,733.7	$1,613.5
As a % of Consolidated net sales	63.8%	56.8%	63.5%	56.9%
Protective	500.2	612.2	995.9	1,222.1
As a % of Consolidated net sales	36.2%	43.2%	36.5%	43.1%
Consolidated Net sales	$1,380.8	$1,418.0	$2,729.6	$2,835.6

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Segment Adjusted EBITDA:
Food	$191.0	$167.6	$385.8	$368.1
Adjusted EBITDA Margin	21.7%	20.8%	22.3%	22.8%
Protective	95.9	126.3	176.3	253.7
Adjusted EBITDA Margin	19.2%	20.6%	17.7%	20.8%
Total Segment Adjusted EBITDA	$286.9	$293.9	$562.1	$621.8
The following table shows a reconciliation of Segment Adjusted EBITDA to Earnings before income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Food Adjusted EBITDA	$191.0	$167.6	$385.8	$368.1
Protective Adjusted EBITDA	95.9	126.3	176.3	253.7
Corporate Adjusted EBITDA	(6.6)	(0.5)	(14.5)	(1.4)
Interest expense, net	(68.7)	(39.5)	(126.5)	(78.4)
Depreciation and amortization, net of adjustments(1)	(53.6)	(56.4)	(122.5)	(119.6)
Special Items:
Liquibox intangible amortization(2)	(7.5)	—	(12.5)	—
Liquibox inventory step-up expense	(2.4)	—	(10.8)	—
Restructuring charges(3)	(0.6)	(3.5)	0.6	(4.0)
Other restructuring associated costs	(0.1)	(3.8)	0.1	(6.9)
Foreign currency exchange loss due to highly inflationary economies	(3.1)	(2.7)	(5.7)	(3.7)
Loss on debt redemption and refinancing activities	—	(10.5)	(4.9)	(11.2)
Impairment loss on equity investments	—	(16.1)	—	(31.6)
Charges related to acquisition and divestiture activity	(4.8)	0.2	(21.7)	1.1
Other Special Items(4)	(0.3)	(4.0)	(7.8)	—
Pre-tax impact of Special Items	(18.8)	(40.4)	(62.7)	(56.3)
Earnings before income tax provision	$139.2	$157.1	$235.9	$366.1

(1)Depreciation and amortization by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Food	$41.0	$32.8	$87.7	$69.3
Protective	20.1	23.6	47.3	50.3
Total Company depreciation and amortization(i)	$61.1	$56.4	$135.0	$119.6
Liquibox intangible amortization	(7.5)	—	(12.5)	—
Depreciation and amortization, net of adjustments	$53.6	$56.4	$122.5	$119.6

(i)    Includes share-based incentive compensation of $2.2 million and $20.2 million for the three and six months ended June 30, 2023, respectively, and $10.7 million and $28.6 million for the three and six months ended June 30, 2022, respectively.
(2)Beginning in 2023, the Company redefined Special Items to include amortization of the Liquibox acquired intangibles. The change is prospective and only applies to the amortization of Liquibox acquired intangibles.
(3)Restructuring charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Food	$1.5	$1.9	$0.6	$2.5
Protective	(0.9)	1.6	(1.2)	1.5
Total Company restructuring charges	$0.6	$3.5	$(0.6)	$4.0

(4)Other Special Items for the six months ended June 30, 2023 primarily relate to a one-time, non-cash cumulative translation adjustment loss recognized due to the wind-up of one of our legal entities. Other Special Items for the three and six months ended June 30, 2022 relate to fees paid for professional services, including legal fees, directly associated with Special Items of events that are considered one-time or infrequent in nature. For the six months ended June 30, 2022, the professional fees are offset primarily due to a one-time gain on the disposal of land in the United Kingdom (UK).

Assets by Reportable Segments

The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventory, net; property and equipment, net; goodwill; intangible assets, net; and leased systems, net.

(In millions)	June 30, 2023	December 31, 2022
Assets allocated to segments:
Food	$3,549.4	$2,342.6
Protective	2,740.5	2,795.7
Total segments	6,289.9	5,138.3
Assets not allocated:
Cash and cash equivalents	$285.1	$456.1
Current assets held for sale	1.1	—
Income tax receivables	44.8	40.3
Other receivables	85.4	91.5
Advances and deposits	190.2	12.7
Deferred taxes	122.9	141.5
Other	505.0	334.3
Total	$7,524.4	$6,214.7

Note 7 Inventories, net

The following table details our inventories, net.

(In millions)	June 30, 2023	December 31, 2022
Raw materials	$223.8	$229.9
Work in process	221.2	187.1
Finished goods	493.8	449.3
Total	$938.8	$866.3

Note 8 Property and Equipment, net

The following table details our property and equipment, net.

(In millions)	June 30, 2023	December 31, 2022
Land and improvements	$46.9	$44.1
Buildings	802.3	783.1
Machinery and equipment	2,775.1	2,612.3
Other property and equipment	140.0	124.5
Construction-in-progress	225.8	222.4
Property and equipment, gross	3,990.1	3,786.4
Accumulated depreciation and amortization	(2,580.1)	(2,510.5)
Property and equipment, net	$1,410.0	$1,275.9
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment and finance lease ROU assets.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Interest cost capitalized	$3.3	$2.0	$5.8	$3.7
Depreciation and amortization expense(1)	$43.5	$36.8	$84.2	$72.7

(1)Includes amortization expense of finance lease ROU assets of $2.3 million and $4.8 million for the three and six months ended June 30, 2023, respectively, and $2.6 million and $5.3 million for the three and six months ended June 30, 2022, respectively.
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
Allocation of Goodwill to Reporting Segment
The following table shows our goodwill balances by reportable segment:

(In millions)	Food	Protective	Total
Gross Carrying Value at December 31, 2022	$572.2	$1,792.0	$2,364.2
Accumulated amortization(1)	(49.0)	(140.7)	(189.7)
Carrying Value at December 31, 2022	$523.2	$1,651.3	$2,174.5
Acquisitions(2)	738.2	—	738.2
Currency translation	3.4	3.2	6.6
Carrying Value at June 30, 2023	$1,264.8	$1,654.5	$2,919.3

(1)There was no change to our accumulated amortization balance during the six months ended June 30, 2023.
(2)Represents amounts allocated to goodwill resulting from acquisitions, primarily for Liquibox. See Note 5, "Acquisitions," for further details.
Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives. As of June 30, 2023, there were no impairment indicators present.

	June 30, 2023			December 31, 2022
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$281.0	$(57.1)	$223.9	$99.5	$(47.1)	$52.4
Trademarks and tradenames	56.9	(17.0)	39.9	30.8	(14.4)	16.4
Software	164.5	(120.9)	43.6	147.7	(111.3)	36.4
Technology	197.5	(52.0)	145.5	67.0	(44.3)	22.7
Contracts	11.5	(10.0)	1.5	11.4	(9.8)	1.6
Total intangible assets with definite lives	711.4	(257.0)	454.4	356.4	(226.9)	129.5
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$720.3	$(257.0)	$463.3	$365.3	$(226.9)	$138.4
The following table shows the remaining estimated future amortization expense at June 30, 2023.

Year	Amount (In millions)
Remainder of 2023	$33.6
2024	61.3
2025	54.9
2026	42.7
2027	39.1
Thereafter	222.8
Total	$454.4
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
Note 10 Accounts Receivable Securitization Programs

U.S. Accounts Receivable Securitization Program
We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to a wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables to two banks and issuers of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries. Any transfers of fractional ownership interests of receivables under the U.S. receivables securitization program to the two banks and issuers of commercial paper administered by these banks are considered secured borrowings with the underlying receivables as collateral and will be classified as Short-term borrowings on our Condensed Consolidated Balance Sheets. These banks do not have any recourse against the general credit of the Company. The net trade receivables that served as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There were $50.0 million of borrowings or corresponding net trade receivables maintained as collateral as of June 30, 2023. As of December 31, 2022, there were no borrowings or corresponding net trade receivables maintained as collateral.
As of June 30, 2023, the maximum purchase limit for receivable interests was $50.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $50.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of June 30, 2023, the amount available to us under the program before utilization was $50.0 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a decline in the amounts available to us under the program or termination of the program.

The program expires annually and is renewable.
European Accounts Receivable Securitization Program
We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks, and issuers of commercial paper administered by these banks. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV and are exposed to the risk of uncollectible receivables held by the SPV. Therefore, the SPV is consolidated in our Condensed Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as Short-term borrowings on our Condensed Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There were €78.6 million ($85.4 million equivalent at June 30, 2023) of borrowings or corresponding net trade receivables maintained as collateral as of June 30, 2023. As of December 31, 2022, there were no borrowings or corresponding net trade receivables maintained as collateral.
As of June 30, 2023, the maximum purchase limit for receivable interests was €80.0 million ($86.9 million equivalent at June 30, 2023), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of June 30, 2023, the amount available under this program before utilization was €80.0 million ($86.9 million equivalent as of June 30, 2023).
This program expires annually and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of June 30, 2023, there were $50.0 million and €78.6 million ($85.4 million equivalent at June 30, 2023) of outstanding borrowings under our U.S. and European programs, respectively. As of December 31, 2022, there were no outstanding borrowings under our U.S. or European programs. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. The total interest paid for these programs was $1.8 million and $2.7 million for the three and six months ended June 30, 2023, respectively, and there was nominal interest paid for these programs in the three and six months ended June 30, 2022.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at June 30, 2023.
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
Gross amounts factored under this program for the six months ended June 30, 2023 and 2022 were $391.2 million and $353.3 million, respectively. The fees associated with transfer of receivables for all programs were approximately $3.2 million and $6.2 million for the three and six months ended June 30, 2023, respectively, and $1.6 million and $2.9 million for the three and six months ended June 30, 2022, respectively.

Note 12 Restructuring Activities
In December 2018, the Board of Directors approved our Reinvent SEE business transformation, including the related restructuring program (“Program”), which concluded as of the end of calendar year 2022.
For the three and six months ended June 30, 2023, the Company recorded $0.5 million and $1.6 million of income within Restructuring charges, respectively, primarily related to reversals of previously accrued expenses associated with the Program. For the three and six months ended June 30, 2023, the Company recorded $0.1 million expense and $0.1 million income as other associated costs, respectively.
The Company also has a restructuring program related to acquisitions. We incurred $1.1 million and $1.0 million of restructuring charges related to this activity during the three and six months ended June 30, 2023, respectively. See Note 5, "Acquisitions," for additional information related to our recent acquisitions.
The following table details our aggregate restructuring activities as reflected in the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Other associated costs	$0.1	$3.8	$(0.1)	$6.9
Restructuring charges	0.6	3.5	(0.6)	4.0
Total charges	$0.7	$7.3	$(0.7)	$10.9
Capital expenditures	$—	$3.9	$—	$5.8
The aggregate restructuring accrual, spending and other activity for the six months ended June 30, 2023 and the accrual balance remaining at June 30, 2023 was as follows:

(In millions)
Restructuring accrual at December 31, 2022	$14.7
Accrual and accrual adjustments	(0.6)
Cash payments during 2023	(7.5)
Restructuring accrual at June 30, 2023	$6.6
We expect to pay $6.6 million of the accrual balance remaining at June 30, 2023 within the next twelve months. This amount is included in Accrued restructuring costs on the Condensed Consolidated Balance Sheets at June 30, 2023.
One of the components of the Reinvent SEE business transformation was to enhance the operational efficiency of the Company by acting as “One SEE.” The Program was approved by our Board of Directors as a consolidated program benefiting both Food and Protective. Of the total remaining restructuring accrual of $6.6 million as of June 30, 2023, $3.3 million was attributable to Food and $3.3 million was attributable to Protective.

See Note 23, "Subsequent Events," for information on the expanded Reinvent SEE 2.0 program.

Note 13 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth in the following table:

(In millions)	Interest rate	June 30, 2023	December 31, 2022
Short-term borrowings(1)		$313.6	$6.6
Current portion of long-term debt(2)		20.7	434.0
Total current debt		334.3	440.6
Term Loan A due March 2027		1,133.8	506.6
Senior Notes due December 2024	5.125%	423.9	423.5
Senior Notes due September 2025	5.500%	398.9	398.7
Senior Secured Notes due October 2026	1.573%	596.5	596.0
Senior Notes due December 2027	4.000%	422.2	421.9
Senior Notes due February 2028	6.125%	764.0	—
Senior Notes due April 2029	5.000%	421.4	421.2
Senior Notes due July 2033	6.875%	446.6	446.4
Other(2)		29.3	23.6
Total long-term debt, less current portion(3)		4,636.6	3,237.9
Total debt(4)		$4,970.9	$3,678.5

(1)Short-term borrowings of $313.6 million at June 30, 2023, were comprised of $175.0 million under our revolving credit facility, $85.4 million under our European securitization program, $50.0 million under our U.S. securitization program, and $3.2 million of short-term borrowings from various lines of credit. Short-term borrowings of $6.6 million at December 31, 2022, were comprised of various lines of credit.
(2)As of June 30, 2023, Current portion of long-term debt included finance lease liabilities of $6.3 million. As of December 31, 2022, Current portion of long-term debt included 4.500% Senior Notes due September 2023 of $426 million and finance lease liabilities of $7.6 million. Other debt includes long-term liabilities associated with our finance leases of $21.5 million and $16.1 million at June 30, 2023 and December 31, 2022, respectively. See Note 4, "Leases," for additional information on finance and operating lease liabilities.
(3)Amounts are shown net of unamortized discounts and issuance costs of $37.5 million as of June 30, 2023 and $18.9 million as of December 31, 2022.
(4)As of June 30, 2023, our weighted average interest rate on our short-term borrowings outstanding was 6.0% and on our long-term debt outstanding was 5.3%. As of December 31, 2022, our weighted average interest rate on our short-term borrowings outstanding was 2.8% and on our long-term debt outstanding was 4.6%.
Lines of Credit
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including our revolving credit facility, and the amounts available under our accounts receivable securitization programs.

(In millions)	June 30, 2023	December 31, 2022
Used lines of credit(1)	$313.6	$6.6
Unused lines of credit	942.4	1,261.0
Total available lines of credit(2)	$1,256.0	$1,267.6

(1)Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.
(2)Of the total available lines of credit, $1,122.0 million was committed as of June 30, 2023.
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
On March 25, 2022, the Company and certain of its subsidiaries entered into the Fourth Amended and Restated Credit Agreement with Bank of America, N.A., as agent, and the other financial institutions party thereto. The changes include (i) the refinancing of the term loan A facilities and revolving credit facilities with a new U.S. dollar term loan A facility in an aggregate principal amount of approximately $475.0 million, a new pounds sterling term loan A facility in an aggregate principal amount of approximately £27.2 million, and revolving credit facilities of $1.0 billion (including revolving facilities available in U.S. dollars, euros, pounds sterling, Canadian dollars, Australian dollars, Japanese yen, New Zealand dollars and Mexican pesos), (ii) the conversion of the facilities rate from a London Interbank Offered Rate-based rate to a Secured Overnight Financing Rate ("SOFR")-based rate, (iii) improved pricing terms which will range from 100 to 175 basis points (bps) in the case of SOFR loans, subject to the achievement of certain leverage tests, (iv) the extension of the final maturity of the term loan A facilities and revolving credit commitment to March 25, 2027, (v) the release of all non-U.S. collateral previously pledged by the Company's subsidiaries and the release of all existing guarantees for non-U.S., non-borrower Company subsidiaries, (vi) the adjustment of certain covenants to provide flexibility to incur additional indebtedness and take other actions and (vii) other amendments.
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
Total amortization expense related to the senior secured credit facility was $0.9 million and $1.6 million for the three and six months ended June 30, 2023, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2022, respectively, and is included in Interest expense, net in our Condensed Consolidated Statements of Operations.
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
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Our Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio to EBITDA. We were in compliance with the above financial covenants and limitations at June 30, 2023.
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
Net unrealized after-tax gains/losses related to cash flow hedging activities that were included in AOCL were a $0.5 million gain and $2.1 million loss for the three and six months ended June 30, 2023, respectively, and a $3.3 million gain and a $1.8 million gain for the three and six months ended June 30, 2022, respectively. The unrealized amount in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $0.2 million of net unrealized gains related to cash flow hedging activities included in AOCL will be reclassified into earnings within the next twelve months.

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

Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At June 30, 2023 and December 31, 2022, we had no outstanding interest rate swaps.

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
In the first quarter of 2023, we entered into a series of cross-currency swaps with a combined notional amount of $432.8 million. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. The maturity date for this series of cross-currency swaps is February 1, 2028. The fair value of this hedge as of June 30, 2023 was a $8.5 million loss and is included within Other non-current liabilities on our Condensed Consolidated Balance Sheets. We recognized $0.8 million and $1.3 million of interest income within Interest expense, net on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023, respectively, related to these contracts.
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
The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow Hedge		Net Investment Hedge		Non-Designated as Hedging Instruments		Total
(In millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Derivative Assets
Foreign currency forward contracts	$1.3	$2.1	$—	$—	$4.2	$5.8	$5.5	$7.9
Total Derivative Assets	$1.3	$2.1	$—	$—	$4.2	$5.8	$5.5	$7.9

Derivative Liabilities
Foreign currency forward contracts	$(1.3)	$(0.8)	$—	$—	$(4.3)	$(2.4)	$(5.6)	$(3.2)
Cross-currency swaps	—	—	(8.5)	—	—	—	(8.5)	—
Total Derivative Liabilities(1)	$(1.3)	$(0.8)	$(8.5)	$—	$(4.3)	$(2.4)	$(14.1)	$(3.2)
Net Derivatives(2)	$—	$1.3	$(8.5)	$—	$(0.1)	$3.4	$(8.6)	$4.7

(1)Excludes €400.0 million of euro-denominated debt that was repaid in February 2023 ($426.0 million equivalent at December 31, 2022), which was designated as a net investment hedge. See Note 13, "Debt and Credit Facilities," for additional details.
(2)The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities		Other Non-current Liabilities
(In millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Gross position	$5.5	$7.9	$(5.6)	$(3.2)	$(8.5)	$—
Impact of master netting agreements	(2.0)	(1.1)	2.0	1.1	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheets	$3.5	$6.8	$(3.6)	$(2.1)	$(8.5)	$—

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

		Amount of Gain Recognized in Earnings on Derivatives
	Location of Gain Recognized on	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	Condensed Consolidated Statements of Operations	2023	2022	2023	2022
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$0.8	$2.4	$1.9	$4.3
Treasury locks	Interest expense, net	0.1	—	0.1	0.1
Sub-total cash flow hedges		0.9	2.4	2.0	4.4
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other expense, net	3.4	2.2	6.7	2.1
Total		$4.3	$4.6	$8.7	$6.5

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

	June 30, 2023
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$28.5	$28.5	$—	$—
Derivative financial and hedging instruments net liability:
Foreign currency forward contracts	$(0.1)	$—	$(0.1)	$—
Cross-currency swaps	$(8.5)	$—	$(8.5)	$—

	December 31, 2022
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$122.5	$122.5	$—	$—
Derivative financial and hedging instruments net asset:
Foreign currency forward contracts	$4.7	$—	$4.7	$—

Cash equivalents - Our cash equivalents consisted of bank time deposits. Since these are short-term, highly liquid investments with remaining maturities of 3 months or less, they present negligible risk of changes in fair value due to changes in interest rates and are classified as Level 1 financial instruments.
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
Foreign currency forward contracts are included in Prepaid expenses and other current assets and Other current liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.
Equity Investments
SEE maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 ("ASC 321") for equity investments that do not have readily determinable fair values. We do not exercise significant influence over these companies. The following carrying value of these investments were included within Other non-current assets in our Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

(In millions)	June 30, 2023	December 31, 2022
Carrying value at the beginning of period	$13.3	$45.8
Purchases	—	—
Impairments or downward adjustments	—	(31.6)
Upward adjustments	—	—
Currency translation on investments	0.3	(0.9)
Carrying value at the end of period	$13.6	$13.3
We hold an equity investment in an investee that was valued at $31.6 million as of December 31, 2021. The investment is accounted for under the measurement alternative in accordance with ASC 321. It is made up of cash investments of $7.5 million and $9.0 million made in 2018 and 2021, respectively, and an upward fair value adjustment of $15.1 million, which was recorded in the fourth quarter of 2020 based on the valuation of additional equity issued by the investee that was deemed to be an observable transaction of a similar investment under ASC 321. During the first quarter of 2022, we recorded a $15.5 million impairment on the equity investment arising from the announced termination of a planned merger between the investee and a special purpose acquisition company due to unfavorable capital market conditions. This impairment loss was recorded within Other expense, net on the Condensed Consolidated Statements of Operations. In connection with our second quarter 2022 review of the investee's financial performance, we obtained the investee's latest financial forecast, which showed deterioration across several key operating and liquidity metrics. This was deemed to be a triggering event for potential impairment. Accordingly, we performed a quantitative impairment test as of June 30, 2022 to determine the fair value of the equity investment. Based on discounted cash flow and market participant data as of June 30, 2022, and our projections related to the investee's ability to remain a going concern, we concluded that the fair value of the investment was zero. SEE recorded an impairment loss of $16.1 million equal to the difference between the fair value of the investment as of June 30, 2022 and its carrying value at March 31, 2022. The $16.1 million impairment loss was recorded within Other expense, net on the Condensed Consolidated Statements of Operations during the second quarter of 2022.
As of June 30, 2023, cumulative upward adjustments to our equity investments were $21.7 million and cumulative impairments or downward adjustments were $31.6 million, resulting in net cumulative impairments or downward adjustments of $9.9 million. As of December 31, 2022, cumulative upward adjustments to our equity investments were $21.7 million and there were $31.6 million cumulative impairments or downward adjustments.
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
The table below shows the carrying amounts and estimated fair values of our debt, excluding our lease liabilities.

		June 30, 2023		December 31, 2022
(In millions)	Interest rate	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A due March 2027(1)		$1,148.1	$1,148.1	$506.6	$506.6
Senior Notes due September 2023(1)	4.500%	—	—	426.0	427.3
Senior Notes due December 2024	5.125%	423.9	419.1	423.5	419.7
Senior Notes due September 2025	5.500%	398.9	395.8	398.7	398.6
Senior Secured Notes due October 2026	1.573%	596.5	520.5	596.0	521.7
Senior Notes due December 2027	4.000%	422.2	386.6	421.9	386.6
Senior Notes due February 2028	6.125%	764.0	770.7	—	—
Senior Notes due April 2029	5.000%	421.4	395.8	421.2	400.2
Senior Notes due July 2033	6.875%	446.6	464.5	446.4	448.8
Other foreign borrowings(1)		88.6	88.6	6.6	6.6
Other domestic borrowings		232.7	232.0	7.9	7.9
Total debt(2)		$4,942.9	$4,821.7	$3,654.8	$3,524.0

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

Note 16 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
The following tables show the components of net periodic benefit cost (income) for our defined benefit pension plans for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost (income):
Service cost	$—	$0.8	$0.8	$—	$1.2	$1.2
Interest cost	1.8	5.2	7.0	1.1	3.0	4.1
Expected return on plan assets	(1.8)	(5.3)	(7.1)	(2.3)	(5.0)	(7.3)
Amortization of net prior service cost	—	—	—	—	—	—
Amortization of net actuarial loss	0.4	0.8	1.2	0.4	0.9	1.3
Net periodic cost (income)	0.4	1.5	1.9	(0.8)	0.1	(0.7)
Settlement (credit)	—	(0.1)	(0.1)	—	—	—
Total benefit cost (income)	$0.4	$1.4	$1.8	$(0.8)	$0.1	$(0.7)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost (income):
Service cost	$—	$1.6	$1.6	$—	$2.3	$2.3
Interest cost	3.6	10.4	14.0	2.1	6.0	8.1
Expected return on plan assets	(3.6)	(10.6)	(14.2)	(4.5)	(10.0)	(14.5)
Amortization of net prior service cost	—	0.1	0.1	—	0.1	0.1
Amortization of net actuarial loss	0.8	1.6	2.4	0.8	1.9	2.7
Net periodic cost (income)	0.8	3.1	3.9	(1.6)	0.3	(1.3)
Settlement cost (credit)	—	0.1	0.1	—	(0.1)	(0.1)
Total benefit cost (income)	$0.8	$3.2	$4.0	$(1.6)	$0.2	$(1.4)
The following table shows the components of net periodic benefit cost for our other post-retirement employee benefit plans for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Components of net periodic benefit cost:
Interest cost	$0.4	$0.2	$0.8	$0.4
Amortization of net prior service credit and net actuarial gain	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic benefit cost	$0.3	$0.1	$0.6	$0.2
Note 17 Income Taxes

U.S. Legislation
The Inflation Reduction Act ("IRA") was signed into law on August 16, 2022. The IRA includes climate and energy provisions and introduces a 15% corporate alternative minimum tax, among other items. The enactment of the IRA did not result in any adjustments to our income tax provision for the three and six months ended June 30, 2023.
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
Our effective income tax rate was 32.5% and 33.5% for the three and six months ended June 30, 2023, respectively. In addition to the above referenced items, the three and six month periods were unfavorably impacted by accruals for uncertain tax positions which had a disproportionate impact on the rate due to lower earnings before income tax provision.
Our effective income tax rate was 27.2% and 27.9% for the three and six months ended June 30, 2022, respectively. In addition to the above referenced items, the Company's effective income tax rate for the three months ended June 30, 2022 was unfavorably impacted by accruals for uncertain tax positions and the six month period was favorably impacted by share price accretion in equity compensation and unfavorably impacted by accruals for uncertain tax positions and nonrecurring intercompany dividend distributions.
There was no significant change in our valuation allowance for the three and six months ended June 30, 2023 and 2022.
Net increases in unrecognized tax positions of $4.5 million and $11.3 million for the three and six months ended June 30, 2023, respectively, and $2.6 million and $8.9 million for the three and six months ended June 30, 2022, respectively, were primarily related to interest accruals on existing uncertain tax positions. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax positions may increase or decrease as a result of future tax controversy developments or resolution. Interest and penalties on tax assessments are included in Income tax provision on our Condensed Consolidated Statements of Operations.
The IRS completed its field examination of the U.S. federal income tax returns for the 2011-2014 tax years in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow, for the 2014 taxable year, the entirety of the deduction of the approximately $1.49 billion settlement payment made pursuant to the Settlement agreement (as defined in Note 18, “Commitments and Contingencies”) and the resulting reduction of our U.S. federal tax liability by approximately $525 million. The proposed disallowance is being reviewed by the IRS Independent Office of Appeals (“Appeals”). Although we believe we have meritorious defenses to the proposed disallowance, we have reached a tentative agreement to settle this matter with the IRS, which is subject to further review, approval and execution of a definitive agreement by both parties. There can be no assurance that a definitive agreement will be executed and we cannot predict the outcome of this matter or when it will be concluded. We have revised our uncertain tax position to reflect the tentative agreement. On April 20, 2023, we deposited $175 million with the IRS based on an estimate of the federal tax and interest anticipated to be due associated with the tentative agreement and during the second quarter of 2023, the Company recorded an asset of $175 million in Advances and deposits on the Condensed Consolidated Balance Sheets. Our final settlement amount could differ from the $175 million deposited. Future developments in this matter could have a material impact on the Company's uncertain tax position balances and results of operations, including cash flows, within the next twelve months.
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
The IRS completed its field examination of our U.S. federal income tax returns for the years 2011 through 2014 in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion settlement payments made pursuant to the Settlement agreement and the resulting reduction of our U.S. federal tax liability by approximately $525 million. The proposed disallowance is being reviewed by the IRS Independent Office of Appeals (“Appeals”). Although we believe we have meritorious defenses to the proposed disallowance, we have reached a tentative agreement to settle this matter with the IRS, which is subject to further review, approval and execution of a definitive agreement by both parties. There can be no assurance that a definitive agreement will be executed and we cannot predict the outcome of this matter or when it will be concluded. We have revised our uncertain tax position to reflect the tentative agreement. On April 20, 2023, we deposited $175 million with the IRS based on an estimate of the federal tax and interest anticipated to be due associated with the tentative agreement and during the second quarter of 2023, the Company recorded an asset of $175 million in Advances and deposits on the Condensed Consolidated Balance Sheets. Our final settlement amount could differ from the $175 million deposited. Future developments in this matter could have a material impact on the Company's uncertain tax position balances and results of operations, including cash flows, within the next twelve months.
Securities Class Action
On November 1, 2019, purported Company stockholder UA Local 13 & Employers Group Insurance Fund filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers. On June 4, 2020, the complaint was amended to remove all individual defendants other than the Company’s former CFO and to add a plaintiff, and on July 13, 2020, the complaint was further amended to identify a total of four plaintiffs. The complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the Company’s hiring of Ernst & Young LLP as its independent auditors and concerning the Company's corporate policies and procedures. The plaintiffs sought to represent a class of purchasers of the Company’s common stock between November 17, 2014 and June 20, 2019. The complaint sought, among other things, unspecified compensatory damages, including interest, and attorneys’ fees and costs. On September 4, 2020, the Company filed a motion to dismiss the complaint, and on June 1, 2021, the court issued a ruling that granted in part and denied in part the motion to dismiss. The Company filed its answer to the complaint on July 15, 2021. On September 9, 2022, the parties signed a settlement agreement including a proposed settlement amount of $12.5 million, and on September 14, 2022, the Court issued an order preliminarily approving such settlement. The settlement was funded by the Company’s insurance carriers. In the third quarter of 2022, the Company recorded a liability of $12.5 million in Other current liabilities and a corresponding $12.5 million insurance receivable in Other receivables on the Condensed Consolidated Balance Sheets. On October 14, 2022, the Company’s insurance carriers funded the $12.5 million settlement via an escrow account established on behalf of the settlement class. On January 20, 2023, the Court certified a settlement class and issued an order granting final approval of the settlement. Accordingly, in the first quarter of 2023, the Company reversed the $12.5 million in Other current liabilities and the corresponding insurance receivable in Other receivables on the Condensed Consolidated Balance Sheets that was recorded in the third quarter of 2022.
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
As of June 30, 2023, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.
Other Matters
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.
Note 19 Stockholders’ Equity
Repurchase of Common Stock
On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This current program has no expiration date and replaced all previous authorizations. As of June 30, 2023, there was $536.5 million remaining under the current authorized program. Share repurchases made prior to August 2, 2021 were under previous Board of Directors share repurchase authorizations, specifically the $1.5 billion authorization made in July 2015, the $1.5 billion authorization made in March 2017, and the $1.0 billion authorization made in May 2018.
During the three months ended June 30, 2023, no shares were repurchased. During the six months ended June 30, 2023, we repurchased 1,529,575 shares, for approximately $79.8 million, at an average share price of $52.20.
During the three and six months ended June 30, 2022, we repurchased 871,001 and 3,913,697 shares, for approximately $50.1 million and $250.1 million, at an average share price of $57.50 and $63.90, respectively.
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
On May 18, 2023, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, or $28.9 million, which was paid on June 23, 2023, to stockholders of record at the close of business on June 9, 2023.
The dividends paid during the six months ended June 30, 2023 were recorded as a reduction to Cash and cash equivalents and Retained earnings on our Condensed Consolidated Balance Sheets. Our senior secured credit facility and our senior notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our Condensed Consolidated Statements of Operations. There is no guarantee that our Board of Directors will declare any future dividends.
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
The table below shows our total share-based incentive compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Total share-based incentive compensation expense(1)	$2.2	$10.7	$20.2	$28.6

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

During the second quarter of 2023, ESG awards were granted to one additional executive officer. The performance period and performance goals are identical to those described above.
For the three and six months ended June 30, 2023, we recognized share-based compensation expense associated with the ESG awards of $1.1 million and $2.2 million, respectively. This expense is included within Cost of Sales and Selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

The target number of PSUs granted and the grant date fair value of the PSUs are shown in the following table:

	Environmental Goals	Social Goals
February 21, 2023 grant date
Number of units granted	204,172	78,528
Fair value on grant date (per unit)	$48.55	$48.55
April 18, 2023 grant date
Number of units granted	20,811	8,005
Fair value on grant date (per unit)	$46.85	$46.85
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
Note 20 Accumulated Other Comprehensive Loss
The following table provides details of comprehensive income (loss) for the six months ended June 30, 2023 and 2022:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment(1)	Unrecognized Losses on Derivative Instruments for net investment hedge	Unrecognized Gains on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2022	$(126.3)	$(837.5)	$(18.3)	$3.3	$(978.8)
Other comprehensive income (loss) before reclassifications	0.3	32.5	(11.2)	(0.8)	20.8
Less: amounts reclassified from accumulated other comprehensive loss	1.8	—	—	(1.4)	0.4
Net current period other comprehensive income (loss)	2.1	32.5	(11.2)	(2.2)	21.2
Balance at June 30, 2023	$(124.2)	$(805.0)	$(29.5)	$1.1	$(957.6)

Balance at December 31, 2021	$(137.5)	$(760.5)	$(38.3)	$2.4	$(933.9)
Other comprehensive income (loss) before reclassifications	0.2	(58.8)	26.5	5.3	(26.8)
Less: amounts reclassified from accumulated other comprehensive loss	1.9	—	—	(3.5)	(1.6)
Net current period other comprehensive income (loss)	2.1	(58.8)	26.5	1.8	(28.4)
Balance at June 30, 2022	$(135.4)	$(819.3)	$(11.8)	$4.2	$(962.3)

(1)Includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $6.3 million and $36.1 million for the six months ended June 30, 2023 and 2022, respectively.

The following table provides detail of amounts reclassified from AOCL:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefits:
Net settlement credit (cost)	$0.1	$—	$(0.1)	$0.1
Prior service credit	0.1	0.1	0.1	0.1
Actuarial losses	(1.2)	(1.3)	(2.4)	(2.7)
Total pre-tax amount	(1.0)	(1.2)	(2.4)	(2.5)	Other expense, net
Tax benefit	0.2	0.3	0.6	0.6
Net of tax	(0.8)	(0.9)	(1.8)	(1.9)
Net gains on cash flow hedging derivatives:(1)
Foreign currency forward contracts	0.8	2.4	1.9	4.3	Cost of sales
Treasury locks	0.1	—	0.1	0.1	Interest expense, net
Total pre-tax amount	0.9	2.4	2.0	4.4
Tax expense	(0.4)	(0.6)	(0.6)	(0.9)
Net of tax	0.5	1.8	1.4	3.5
Total reclassifications for the period	$(0.3)	$0.9	$(0.4)	$1.6

(1)These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 14, “Derivatives and Hedging Activities,” for additional details.
Note 21 Other Expense, net
The following table provides details of Other expense, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net foreign exchange transaction loss	$(3.6)	$(0.2)	$(8.5)	$(0.7)
Bank fee expense	(1.4)	(1.5)	(2.8)	(2.6)
Pension (cost) income other than service costs	(1.9)	1.3	(4.0)	2.6
Fair value impairment loss on equity investments(1)	—	(16.1)	—	(31.6)
Foreign currency exchange loss due to highly inflationary economies	(3.1)	(2.7)	(5.7)	(3.7)
Loss on debt redemption and refinancing activities	—	(10.5)	(4.9)	(11.2)
Other income	3.1	1.9	5.7	6.6
Other expense	(1.5)	(2.3)	(3.2)	(3.7)
Other expense, net	$(8.4)	$(30.1)	$(23.4)	$(44.3)

(1)See Note 15, "Fair Value Measurements, Equity Investments and Other Financial Instruments," for further details.

Note 22 Net Earnings Per Common Share
The following table shows the calculation of basic and diluted net earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Basic Net Earnings Per Common Share:
Numerator:
Net earnings	$99.1	$113.9	$161.0	$263.1
Distributed and allocated undistributed net earnings to unvested restricted stockholders	—	—	—	—
Net earnings available to common stockholders	$99.1	$113.9	$161.0	$263.1
Denominator:
Weighted average number of common shares outstanding - basic	144.5	146.0	144.3	146.8
Basic net earnings per common share:
Basic net earnings per common share	$0.69	$0.78	$1.12	$1.79
Diluted Net Earnings Per Common Share:
Numerator:
Net earnings available to common stockholders	$99.1	$113.9	$161.0	$263.1
Denominator:
Weighted average number of common shares outstanding - basic	144.5	146.0	144.3	146.8
Effect of dilutive stock shares and units	0.3	1.5	0.5	1.7
Weighted average number of common shares outstanding - diluted under treasury stock	144.8	147.5	144.8	148.5
Diluted net earnings per common share	$0.68	$0.77	$1.11	$1.77

Note 23 Subsequent Events
Reinvent SEE 2.0
On August 7, 2023, SEE’s Board of Directors approved a new 3-year cost take-out to grow restructuring program (the “CTO2Grow Program”) as part of Reinvent SEE 2.0. The CTO2Grow Program aims to drive annualized savings in the range of $140 to $160 million by the end of 2025. The total cash cost of this program is estimated to be in the range of $140 to $160 million.
Closure of Kevothermal temperature assurance business
On July 13, 2023, we announced our plan to permanently cease operating our Kevothermal temperature assurance business, which will result in the closure of both the Albuquerque, New Mexico and Hereford, United Kingdom facilities. We expect to cease full manufacturing operations for Kevothermal by September 30, 2023. The decision to cease operations for the Kevothermal business was triggered by lower volumes and declining financial performance. We expect to incur approximately $22 million of pretax restructuring costs associated with the closure of Kevothermal, of which $19 million are expected to be non-cash. We currently estimate $3 million of restructuring costs related to severance and other closure charges, with the majority of these payments expected to be made by the end of 2023.

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
Recent Events and Trends
Reinvent SEE 2.0
On August 7, 2023, the Board of Directors of the Company approved a new 3-year cost take-out to grow restructuring program (the "CTO2Grow Program") as part of Reinvent SEE 2.0.
Reinvent SEE 2.0 provides continuity to our transformation into a world-class automated and digital packaging solutions company. Reinvent SEE 2.0 focus priorities:
•Accelerating Growth Platforms with a Customer First Solutions Approach: Expand and grow our portfolio of automated solutions, advance our prismiq™ digital printing & services, develop new sustainable innovations and expand our digital e-commerce platform.
•Expanding the Fluids & Liquids Business, synergizing the competitive strengths of Cryovac and Liquibox: Combining highly complementary solutions within SEE’s fast growing fluids & liquids business while generating strong synergies and accelerating innovation.
•Drive SEE Operational Excellence, Automating & Digitizing the Global Network with SEE Touchless Automation: Heightened focus on world-class operations, operating leverage, productivity, zero-harm and flawless quality in everything we do, to make every customer a reference.
•SEE Operating Model and Engine: Deliver high-quality growth faster than the markets we serve as we simplify and digitize our organizational structure to withstand global slowdowns and offset inflation.
Reflecting the post-Covid operating environment, we are evolving Reinvent SEE 2.0 to include the following:
•Turnaround of Automated Protective Solutions Business: Expanding our SEE Automation and fiber-based solutions, reducing customer friction and widening our customer reach through our MySEE digital platform. Continue to evaluate the portfolio and operations to optimize and unlock value.
•Executing a cost-take out to grow (CTO2Grow) program: Transforming SEE’s go-to-market team into an efficient and effective solutions-focused organization, optimizing our portfolio with a focus on automation, digital and sustainable solutions, streamlining our supply chain footprint and driving SG&A productivity.
The CTO2Grow Program is expected to drive annualized savings in the range of $140 to $160 million by the end of 2025. The total cash cost of this program is estimated to be in the range of $140 to $160 million. We did not incur any charges associated with the CTO2Grow Program during the six months ended June 30, 2023.
Market Pressures
The Company has continued to experience softness in our end-markets through the first half of 2023. We expect these market pressures to remain throughout the second half of 2023. In Food, we have seen lower retail demand and Protective has continued to be impacted from market pressures and destocking in the industrial and fulfillment sectors.
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

The following table shows a reconciliation of U.S. GAAP Net Earnings from continuing operations to non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net earnings from continuing operations	$93.9	$114.4	$156.8	$264.0
Interest expense, net	68.7	39.5	126.5	78.4
Income tax provision	45.3	42.7	79.1	102.1
Depreciation and amortization, net of adjustments(1)	53.6	56.4	122.5	119.6
Special Items:
Liquibox intangible amortization(2)	7.5	—	12.5	—
Liquibox inventory step-up expense	2.4	—	10.8	—
Restructuring charges	0.6	3.5	(0.6)	4.0
Other restructuring associated costs	0.1	3.8	(0.1)	6.9
Foreign currency exchange loss due to highly inflationary economies	3.1	2.7	5.7	3.7
Loss on debt redemption and refinancing activities	—	10.5	4.9	11.2
Impairment loss on equity investments	—	16.1	—	31.6
Charges related to acquisition and divestiture activity	4.8	(0.2)	21.7	(1.1)
Other Special Items(3)	0.3	4.0	7.8	—
Pre-tax impact of Special Items	18.8	40.4	62.7	56.3
Non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations	$280.3	$293.4	$547.6	$620.4

(1)Includes depreciation and amortization adjustments of $7.5 million and $12.5 million for the three and six months ended June 30, 2023, respectively.
(2)Beginning in 2023, the Company redefined Special Items to include amortization of the Liquibox acquired intangibles. The change is prospective and only applies to the amortization of Liquibox acquired intangibles.
(3)Other Special Items for the six months ended June 30, 2023 primarily relate to a one-time, non-cash cumulative translation adjustment loss recognized due to the wind-up of one of our legal entities. Other Special Items for the three and six months ended June 30, 2022 relate to fees paid for professional services, including legal fees, directly associated with Special Items of events that are considered one-time or infrequent in nature. For the six months ended June 30, 2022, the professional fees are offset primarily due to a one-time gain on the disposal of land in the UK.

The Company may also assess performance using Adjusted EBITDA Margin. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by net sales. We believe that Adjusted EBITDA Margin is a useful measure to assess the profitability of sales made to third parties and the efficiency of our core operations.
Adjusted Net Earnings and Adjusted Earnings Per Share
Adjusted Net Earnings and Adjusted Earnings Per Share (“Adjusted EPS”) are also used by the Company to measure total company performance. Adjusted Net Earnings is defined as U.S. GAAP net earnings from continuing operations excluding the impact of Special Items. Adjusted EPS is defined as our Adjusted Net Earnings divided by the number of diluted shares outstanding. We believe that Adjusted Net Earnings and Adjusted EPS are useful measurements of Company performance, along with other U.S. GAAP and non-U.S. GAAP financial measures, because they incorporate non-cash items of depreciation and amortization, including share-based compensation, which impact the overall performance and net earnings of our business. Additionally, Adjusted Net Earnings and Adjusted EPS reflect the impact of our Adjusted Tax Rate and interest expense on a net and per share basis. While the nature and amount of individual Special Items vary from period to period, we believe our calculation of Adjusted Net Earnings and Adjusted EPS is applied consistently to all periods and, in conjunction with other U.S. GAAP and non-U.S. GAAP financial measures, Adjusted Net Earnings and Adjusted EPS provide a useful and consistent comparison of our Company's performance to other periods.

The following table shows a reconciliation of U.S. GAAP Net Earnings and Diluted Earnings per Share from continuing operations to non-U.S. GAAP Adjusted Net Earnings and Adjusted EPS from continuing operations.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
U.S. GAAP Net earnings and diluted EPS from continuing operations	$93.9	$0.65	$114.4	$0.77	$156.8	$1.08	$264.0	$1.78
Special Items(1)	21.6	0.15	34.3	0.23	65.6	0.45	52.9	0.36
Non-U.S. GAAP Adjusted net earnings and adjusted diluted EPS from continuing operations(2)	$115.5	$0.80	$148.7	$1.01	$222.4	$1.53	$316.9	$2.13
Weighted average number of common shares outstanding - Diluted		144.8		147.5		144.8		148.5

(1)Includes pre-tax Special Items, plus/less Tax Special Items and the tax impact of Special Items as seen in the following calculation of non-U.S. GAAP Adjusted income tax rate.
(2)Adjusted earnings per share for the three and six months ended June 30, 2022 do not sum due to rounding.
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
The following table shows our calculation of the non-U.S. GAAP Adjusted income tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
U.S. GAAP Earnings before income tax provision from continuing operations	$139.2	$157.1	$235.9	$366.1
Pre-tax impact of Special Items	18.8	40.4	62.7	56.3
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$158.0	$197.5	$298.6	$422.4

U.S. GAAP Income tax provision from continuing operations	$45.3	$42.7	$79.1	$102.1
Tax Special Items(1)	(5.7)	(3.1)	(12.0)	(9.8)
Tax impact of Special Items(2)	2.9	9.2	9.1	13.2
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$42.5	$48.8	$76.2	$105.5

U.S. GAAP Effective income tax rate	32.5%	27.2%	33.5%	27.9%
Non-U.S. GAAP Adjusted income tax rate	26.9%	24.7%	25.5%	25.0%

(1)For the three and six months ended June 30, 2023 and three months ended June 30, 2022, Tax Special Items reflect accruals for uncertain tax positions. For the six months ended June 30, 2022, Tax Special Items reflect accruals for uncertain tax positions and nonrecurring intercompany dividend distributions.
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

Highlights of Financial Performance
Below are the highlights of our financial performance for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions, except per share amounts)	2023	2022	Change	2023	2022	Change
Net sales	$1,380.8	$1,418.0	(2.6)%	$2,729.6	$2,835.6	(3.7)%
Gross profit	$418.0	$438.3	(4.6)%	$823.1	$915.3	(10.1)%
As a % of net sales	30.3%	30.9%		30.2%	32.3%
Operating profit	$216.3	$226.7	(4.6)%	$385.8	$488.8	(21.1)%
As a % of net sales	15.7%	16.0%		14.1%	17.2%
Net earnings from continuing operations	$93.9	$114.4	(17.9)%	$156.8	$264.0	(40.6)%
Gain (Loss) on sale of discontinued operations, net of tax	5.2	(0.5)	#	4.2	(0.9)	#
Net earnings	$99.1	$113.9	(13.0)%	$161.0	$263.1	(38.8)%
Basic:
Continuing operations	$0.65	$0.78	(16.7)%	$1.09	$1.80	(39.4)%
Discontinued operations	0.04	—	#	0.03	(0.01)	#
Net earnings per common share - basic	$0.69	$0.78	(11.5)%	$1.12	$1.79	(37.4)%
Diluted:
Continuing operations	$0.65	$0.77	(15.6)%	$1.08	$1.78	(39.3)%
Discontinued operations	0.03	—	#	0.03	(0.01)	#
Net earnings per common share - diluted	$0.68	$0.77	(11.7)%	$1.11	$1.77	(37.3)%
Weighted average number of common shares outstanding:
Basic	144.5	146.0		144.3	146.8
Diluted	144.8	147.5		144.8	148.5
Non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations(1)	$280.3	$293.4	(4.5)%	$547.6	$620.4	(11.7)%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$0.80	$1.01	(21.0)%	$1.53	$2.13	(28.1)%

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
The following table presents the approximate favorable or (unfavorable) impact that foreign currency translation had on certain components of our condensed consolidated financial results:

(In millions)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net sales	$(25.1)	$(62.3)
Cost of sales	20.7	48.2
Selling, general and administrative expenses	1.4	5.1
Net earnings	1.6	(0.1)
Non-U.S. GAAP Adjusted EBITDA	1.8	(1.5)

Net Sales by Geographic Region
The following table presents the components of the change in net sales by geographic region for the three and six months ended June 30, 2023 compared with 2022.

	Three Months Ended June 30,
(In millions)	Americas		EMEA		APAC		Total
2022 Net sales	$948.1	66.9%	$289.5	20.4%	$180.4	12.7%	$1,418.0	100.0%

Price	2.2	0.2%	19.3	6.7%	8.0	4.4%	29.5	2.0%
Volume(1)	(77.3)	(8.1)%	(34.2)	(11.8)%	(5.4)	(3.0)%	(116.9)	(8.2)%
Total organic change (non-U.S. GAAP)	(75.1)	(7.9)%	(14.9)	(5.1)%	2.6	1.4%	(87.4)	(6.2)%
Acquisition	52.5	5.5%	14.7	5.0%	8.1	4.5%	75.3	5.3%
Total constant dollar change (non-U.S. GAAP)	(22.6)	(2.4)%	(0.2)	(0.1)%	10.7	5.9%	(12.1)	(0.9)%
Foreign currency translation	(16.0)	(1.7)%	(0.3)	(0.1)%	(8.8)	(4.8)%	(25.1)	(1.7)%
Total change (U.S. GAAP)	(38.6)	(4.1)%	(0.5)	(0.2)%	1.9	1.1%	(37.2)	(2.6)%

2023 Net sales	$909.5	65.9%	$289.0	20.9%	$182.3	13.2%	$1,380.8	100.0%

	Six Months Ended June 30,
(In millions)	Americas		EMEA		APAC		Total
2022 Net Sales	$1,878.3	66.2%	$580.7	20.5%	$376.6	13.3%	$2,835.6	100.0%

Price	13.2	0.7%	42.8	7.4%	16.3	4.3%	72.3	2.5%
Volume(1)	(168.7)	(9.0)%	(57.9)	(10.0)%	(22.6)	(6.0)%	(249.2)	(8.7)%
Total organic change (non-U.S. GAAP)	(155.5)	(8.3)%	(15.1)	(2.6)%	(6.3)	(1.7)%	(176.9)	(6.2)%
Acquisition	93.3	5.0%	25.5	4.4%	14.4	3.9%	133.2	4.7%
Total constant dollar change (non-U.S. GAAP)	(62.2)	(3.3)%	10.4	1.8%	8.1	2.2%	(43.7)	(1.5)%
Foreign currency translation	(28.5)	(1.5)%	(12.6)	(2.2)%	(21.2)	(5.7)%	(62.3)	(2.2)%
Total change (U.S. GAAP)	(90.7)	(4.8)%	(2.2)	(0.4)%	(13.1)	(3.5)%	(106.0)	(3.7)%

2023 Net Sales	$1,787.6	65.5%	$578.5	21.2%	$363.5	13.3%	$2,729.6	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.

Net Sales by Segment
The following table presents the components of change in net sales by reportable segment for the three and six months ended June 30, 2023 compared with 2022.

	Three Months Ended June 30,
(In millions)	Food		Protective		Total Company
2022 Net Sales	$805.8	56.8%	$612.2	43.2%	$1,418.0	100.0%

Price	23.8	2.9%	5.7	0.9%	29.5	2.0%
Volume(1)	(1.9)	(0.2)%	(115.0)	(18.8)%	(116.9)	(8.2)%
Total organic change (non-U.S. GAAP)	21.9	2.7%	(109.3)	(17.9)%	(87.4)	(6.2)%
Acquisition	75.3	9.4%	—	—%	75.3	5.3%
Total constant dollar change (non-U.S. GAAP)	97.2	12.1%	(109.3)	(17.9)%	(12.1)	(0.9)%
Foreign currency translation	(22.4)	(2.8)%	(2.7)	(0.4)%	(25.1)	(1.7)%
Total change (U.S. GAAP)	74.8	9.3%	(112.0)	(18.3)%	(37.2)	(2.6)%

2023 Net Sales	$880.6	63.8%	$500.2	36.2%	$1,380.8	100.0%

	Six Months Ended June 30,
(In millions)	Food		Protective		Total Company
2022 Net Sales	$1,613.5	56.9%	$1,222.1	43.1%	$2,835.6	100.0%

Price	56.6	3.5%	15.7	1.3%	72.3	2.5%
Volume(1)	(22.8)	(1.4)%	(226.4)	(18.5)%	(249.2)	(8.7)%
Total organic change (non-U.S. GAAP)	33.8	2.1%	(210.7)	(17.2)%	(176.9)	(6.2)%
Acquisition	133.2	8.3%	—	—%	133.2	4.7%
Total constant dollar change (non-U.S. GAAP)	167.0	10.4%	(210.7)	(17.2)%	(43.7)	(1.5)%
Foreign currency translation	(46.8)	(3.0)%	(15.5)	(1.3)%	(62.3)	(2.2)%
Total change (U.S. GAAP)	120.2	7.4%	(226.2)	(18.5)%	(106.0)	(3.7)%

2023 Net Sales	$1,733.7	63.5%	$995.9	36.5%	$2,729.6	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
The following net sales discussion is on a reported and constant dollar basis.
Food
Three Months Ended June 30, 2023 Compared with the Same Period in 2022
As reported, net sales increased by $75 million, or 9%, in 2023 compared with 2022. Foreign currency had a negative impact of $22 million, or 3%. On a constant dollar basis, net sales increased by $97 million, or 12%, compared with 2022, primarily due to the following:
•$75 million related to the Liquibox acquisition; and
•favorable price realization of $24 million, with increases across all regions in response to the current inflationary environment, including impacts from formula pass-throughs and U.S. dollar-based pricing in Latin America.
These increases were partially offset by lower volumes of $2 million.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022

As reported, net sales increased by $120 million, or 7%, in 2023 compared to 2022. Foreign currency had a negative impact of $47 million or 3%. On a constant dollar basis, net sales increased by $167 million, or 10%, in 2023 as compared with 2022, primarily due to the following:
•$133 million related to the Liquibox acquisition; and
•favorable price realization of $57 million, with increases across all regions in response to the current inflationary environment, including impacts from formula pass-throughs and U.S. dollar-based pricing in Latin America.
These increases were partially offset by:
•lower volumes of $23 million, primarily due to food retail market declines and the adverse impact from prior supply disruptions.
Protective
Three Months Ended June 30, 2023 Compared with the Same Period in 2022
As reported, net sales decreased by $112 million, or 18%, in 2023 as compared to 2022. Foreign currency had a negative impact of $3 million, or less than 1%. On a constant dollar basis, net sales decreased by $109 million, or 18%, in 2023 compared with 2022, primarily due to the following:
•lower volumes of $115 million across all regions, primarily due to continued market pressures and destocking in the industrial and fulfillment markets.
This decrease was partially offset by:
•favorable price realization of $6 million.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
As reported, net sales decreased $226 million, or 19%, in 2023 as compared to 2022. Foreign currency had a negative impact of $16 million or 1%. On a constant dollar basis, net sales decreased by approximately $211 million, or 17%, in 2023 compared with 2022, primarily due to the following:
•lower volumes of $226 million across all regions, primarily due to continued market pressures and destocking in the industrial and fulfillment markets.
This decrease was partially offset by:
•favorable price realization of $16 million.
Cost of Sales
Cost of sales for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2023	2022	Change	2023	2022	Change
Cost of sales	$962.8	$979.7	(1.7)%	$1,906.5	$1,920.3	(0.7)%
As a % of net sales	69.7%	69.1%		69.8%	67.7%

Three Months Ended June 30, 2023 Compared with the Same Period in 2022
As reported, cost of sales decreased by $17 million, or 2%, in 2023 compared to 2022. Cost of sales was impacted by favorable foreign currency translation of $21 million. As a percentage of net sales, cost of sales increased by 60 basis points, from 69.1% in 2022 to 69.7% in 2023, primarily driven by cost under absorption from lower sales volume as well as the impact of the Liquibox acquisition.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
As reported, cost of sales decreased by $14 million, or 1%, in 2023 as compared to 2022. Cost of sales was impacted by favorable foreign currency translation of $48 million. As a percentage of net sales, cost of sales increased by 210 basis points, from 67.7% to 69.8%, primarily driven by cost under absorption from lower sales volume as well as the impact of the Liquibox acquisition.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2023	2022	Change	2023	2022	Change
Selling, general and administrative expenses	$185.7	$199.2	(6.8)%	$407.3	$404.2	0.8%
As a % of net sales	13.4%	14.0%		14.9%	14.3%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022
As reported, SG&A expenses decreased by $14 million, or 7%, in 2023 compared to 2022. SG&A expenses were favorably impacted by foreign currency translation of approximately $1 million. On a constant dollar basis, SG&A expenses decreased by $12 million, or 6%. The decrease in SG&A expenses was primarily due to lower incentive compensation expenses.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
As reported, SG&A expenses increased by $3 million, or 1%, in 2023 as compared to 2022. SG&A expenses were impacted by favorable foreign currency translation of $5 million. On a constant dollar basis, SG&A expenses increased by $8 million, or 2%. The increase in SG&A expenses was associated with acquisition and divestiture activity and a cumulative translation adjustment loss recognized due to the wind-up of one of our legal entities in the first quarter of 2023, partially offset by lower incentive compensation expenses.
Amortization Expense of Intangible Assets
Amortization expense of intangible assets for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2023	2022	Change	2023	2022	Change
Amortization expense of intangible assets	$15.4	$8.9	73.0%	$30.6	$18.3	67.2%
As a % of net sales	1.1%	0.6%		1.1%	0.6%

 Three and Six Months Ended June 30, 2023 Compared with the Same Periods in 2022
Amortization expense of intangible assets increased $7 million and $12 million in the three and six months ended June 30, 2023, respectively, compared to 2022. These increases were primarily due to the amortization of Liquibox intangible assets.
Interest Expense, net
Interest expense, net includes the interest expense on our outstanding debt, as well as the net impact of capitalized interest, interest income, the effects of terminated interest rate swaps and the amortization of capitalized senior debt issuance costs and credit facility fees, bond discounts, and terminated treasury locks.
Interest expense, net for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2023	2022	Change	2023	2022	Change
Interest expense on our various debt instruments:
Term Loan A due August 2022	$—	$—	$—	$—	$1.4	$(1.4)
Term Loan A due July 2023	—	—	—	—	0.2	(0.2)
Term Loan A due March 2027(1)	8.1	2.7	5.4	15.5	2.9	12.6
Term Loan A2 due March 2027(2)	11.8	—	11.8	19.1	—	19.1
Revolving credit facility due July 2023	—	—	—	—	0.3	(0.3)
Revolving credit facility due March 2027(1)	3.8	0.2	3.6	4.0	0.2	3.8
5.250% Senior Notes due April 2023(3)	—	1.1	(1.1)	—	6.9	(6.9)
4.500% Senior Notes due September 2023	—	4.9	(4.9)	1.7	10.1	(8.4)
5.125% Senior Notes due December 2024	5.7	5.6	0.1	11.3	11.2	0.1
5.500% Senior Notes due September 2025	5.6	5.6	—	11.2	11.2	—
1.573% Senior Secured Notes due October 2026	2.6	2.6	—	5.2	5.2	—
4.000% Senior Notes due December 2027	4.4	4.4	—	8.8	8.8	—
6.125% Senior Notes due February 2028(4)	12.4	—	12.4	20.6	—	20.6
5.000% Senior Notes due April 2029(3)	5.5	4.3	1.2	10.9	4.3	6.6
6.875% Senior Notes due July 2033	7.8	7.8	—	15.6	15.6	—
Other interest expense(5)	7.4	4.0	3.4	14.5	6.9	7.6
Less: capitalized interest	(3.3)	(2.0)	(1.3)	(5.8)	(3.7)	(2.1)
Less: interest income	(3.1)	(1.7)	(1.4)	(6.1)	(3.1)	(3.0)
Total	$68.7	$39.5	$29.2	$126.5	$78.4	$48.1

(1)On March 25, 2022, the Company and certain of its subsidiaries entered into the Fourth Amended and Restated Credit Agreement with Bank of America, N.A., as agent, and the other financial institutions party thereto, which extended the maturity of the Term Loan A facilities and revolving credit commitment to March 2027. See Note 13, “Debt and Credit Facilities,” for further details.
(2)On December 8, 2022, the Company and certain of its subsidiaries entered into an amendment to the Fourth Amended and Restated Credit Agreement whereby the Company's existing senior secured credit facility was amended and provided for a new $650 million incremental term facility. On February 1, 2023, the Company used proceeds from the new incremental term facility to finance the Liquibox acquisition.
(3)On April 19, 2022, the Company issued $425 million of 5.000% senior notes due April 2029. The proceeds were used to repurchase the Company's 5.250% senior notes due April 2023. See Note 13, “Debt and Credit Facilities,” for further details.
(4)On January 31, 2023, the Company issued $775 million of 6.125% senior notes due February 2028. The proceeds were used in part to finance the Liquibox acquisition. See Note 13, "Debt and Credit Facilities," for further details.
(5)Other includes expense associated with borrowings under our U.S. and European accounts receivable securitization programs, accounts receivable factoring agreements, and borrowings under various lines of credit.
Other Expense, net
Fair value impairment loss on equity investments
SEE recorded an impairment loss of $16 million and $32 million for the three and six months ended June 30, 2022, respectively, related to SEE Ventures equity investments. See Note 15, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for further details.
Loss on debt redemption and refinancing activities

SEE recorded losses on debt redemption and refinancing activities of none and $5 million for the three and six months ended June 30, 2023, respectively, and $11 million for the three and six months ended June 30, 2022, respectively. See Note 13, “Debt and Credit Facilities,” for further details.
See Note 21, “Other Expense, net,” for the remaining components of Other expense, net.
Income Taxes
Our effective income tax rate for the three and six months ended June 30, 2023 was 33% and 34%, respectively. The three and six month periods were unfavorably impacted by accruals for uncertain tax positions which had a disproportionate impact on the rate as a result of lower earnings before income tax provision.
Our effective income tax rate for the three and six months ended June 30, 2022 was 27% and 28%, respectively. The three month period was unfavorably impacted by accruals for uncertain tax positions, whereas the six month period was favorably impacted by share price accretion in equity compensation and unfavorably impacted by accruals for uncertain tax positions and nonrecurring intercompany dividend distributions.
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
The IRS completed its field examination of our U.S. federal income tax returns for the years 2011 through 2014 in the third quarter of 2020. As previously disclosed, the IRS has proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion settlement payments made pursuant to the Settlement agreement (as defined in Note 18, “Commitments and Contingencies”) and the resulting reduction of our U.S. federal tax liability by approximately $525 million. The proposed disallowance is being reviewed by the IRS Independent Office of Appeals (“Appeals”). Although we believe we have meritorious defenses to the proposed disallowance, we have reached a tentative agreement to settle this matter with the IRS, which is subject to further review, approval and execution of a definitive agreement by both parties. There can be no assurance that a definitive agreement will be executed and we cannot predict the outcome of this matter or when it will be concluded. We have revised our uncertain tax position to reflect the tentative agreement. On April 20, 2023, we deposited $175 million with the IRS based on an estimate of the federal tax and interest anticipated to be due associated with the tentative agreement and during the second quarter of 2023, the Company recorded an asset of $175 million in Advances and deposits on the Condensed Consolidated Balance Sheets. Our final settlement amount could differ from the $175 million deposited. Future developments in this matter could have a material impact on the Company's uncertain tax position balances and results of operations, including cash flows, within the next twelve months.
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
There was no significant change in our valuation allowance for the three and six months ended June 30, 2023 and 2022.
Net increases in unrecognized tax positions of $5 million and $11 million for the three and six months ended June 30, 2023, respectively, and $3 million and $9 million for the three and six months ended June 30, 2022, respectively, were primarily related to interest accruals on existing uncertain tax positions. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax positions may increase or decrease during the next 12 months as a result of future tax controversy developments or resolution. Interest and penalties on tax assessments are included in Income tax provision on our Condensed Consolidated Statements of Operations
Net Earnings from Continuing Operations
Net earnings from continuing operations for the three and six months ended June 30, 2023 and 2022 are included in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2023	2022	Change	2023	2022	Change
Net earnings from continuing operations	$93.9	$114.4	(17.9)%	$156.8	$264.0	(40.6)%

Three Months Ended June 30, 2023 Compared with the Same Period in 2022
Net earnings in 2023 were unfavorably impacted by $22 million of Special Items, including:
•Liquibox intangible amortization of $8 million ($6 million, net of taxes);
•charges related to acquisition and divestiture activity of $5 million ($5 million, net of taxes);
•foreign currency loss on highly inflationary economies of $3 million ($3 million, net of taxes); and
•Liquibox inventory step-up expense of $2 million ($2 million, net of taxes);
Net earnings in 2022 were unfavorably impacted by $34 million of Special Items, primarily due to:
•impairment of an equity investment of $16 million ($12 million, net of taxes);
•loss on debt redemption and refinancing activities of $11 million ($8 million, net of taxes);
•restructuring and associated costs of $7 million ($6 million, net of taxes); and
•one-time tax expenses (“Tax Special Items”) of $3 million.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
For the six months ended June 30, 2023, net earnings were unfavorably impacted by $66 million of Special Items. Special Items were primarily comprised of:
•charges related to acquisition and divestiture activity of $22 million ($20 million, net of taxes);
•Liquibox intangible amortization of $13 million ($9 million, net of taxes);
•$12 million of Tax Special Items including accruals for open items subject to tax audits and nonrecurring intercompany dividend distributions;
•Liquibox inventory step-up expense of $11 million ($8 million, net of taxes);
•foreign currency loss on highly inflationary economies of $6 million ($6 million, net of taxes); and
•loss on debt redemption and refinancing activities of $5 million ($4 million, net of taxes).
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
The table below sets forth the Segment Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In millions)	2023	2022	Change	2023	2022	Change
Food	$191.0	$167.6	14.0%	$385.8	$368.1	4.8%
Adjusted EBITDA Margin	21.7%	20.8%		22.3%	22.8%
Protective	95.9	126.3	(24.1)%	176.3	253.7	(30.5)%
Adjusted EBITDA Margin	19.2%	20.6%		17.7%	20.8%
Corporate	(6.6)	(0.5)	#	(14.5)	(1.4)	#
Non-U.S. GAAP Consolidated Adjusted EBITDA	$280.3	$293.4	(4.5)%	$547.6	$620.4	(11.7)%
Adjusted EBITDA Margin	20.3%	20.7%		20.1%	21.9%
#    Denotes where percentage change is not meaningful.
The following is a discussion of the factors that contributed to the change in Segment Adjusted EBITDA during the three and six months ended June 30, 2023, as compared to the same period in 2022.
Food
Three Months Ended June 30, 2023 Compared with the Same Period in 2022
On a reported currency basis, Segment Adjusted EBITDA increased by $23 million in 2023 compared to 2022. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $3 million. On a constant dollar basis, Segment Adjusted EBITDA increased by approximately $26 million, or 16%, in 2023 compared to 2022, primarily as a result of:
•contributions from the Liquibox acquisition of $20 million; and
•lower operating costs of $16 million.
These increases were partially offset by:
•unfavorable net price realization of $10 million.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
On a reported currency basis, Segment Adjusted EBITDA increased by $18 million in 2023 as compared to 2022. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $8 million. On a constant dollar basis, Segment Adjusted EBITDA increased by approximately $26 million, or 7%, in 2023 compared to 2022, primarily as a result of:
•contributions from the Liquibox acquisition of $32 million; and
•favorable volume/mix of $6 million.
These increases were partially offset by:
•unfavorable net price realization of $13 million.

Protective
Three Months Ended June 30, 2023 Compared with the Same Period in 2022
On a reported currency basis, Segment Adjusted EBITDA decreased by $30 million in 2023 compared to 2022. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of less than $1 million. On a constant dollar basis, Segment Adjusted EBITDA decreased by $30 million, or 24%, in 2023 compared to 2022, primarily as a result of:
•the unfavorable impact from volume/mix of $51 million.
This decrease was partially offset by:
•favorable net price realization of $11 million; and
•lower operating costs of $10 million.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
On a reported currency basis, Segment Adjusted EBITDA decreased by $77 million in 2023 as compared to 2022. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $2 million. On a constant dollar basis, Segment Adjusted EBITDA decreased by $75 million, or 30%, in 2023 compared to 2022, primarily as a result of:
•the unfavorable impact from volume/mix of $98 million.
This decrease was partially offset by:
•lower operating costs of $13 million, including lower incentive compensation; and
•favorable net price realization of $10 million.
Corporate
Three Months Ended June 30, 2023 Compared with the Same Period in 2022
On a reported basis, Corporate Adjusted EBITDA decreased by $6 million in 2023 compared with the same period in 2022, driven by foreign currency losses, including the impact from Liquibox, and higher pension expense.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
On a reported basis, Corporate Adjusted EBITDA decreased by $13 million in 2023 compared with the same period in 2022, primarily driven by foreign currency losses, including the impact from Liquibox, and higher pension expense.
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
As of June 30, 2023, we had cash and cash equivalents of $285 million, of which approximately $254 million, or 89%, was located outside of the U.S. We believe our U.S. cash balances and committed liquidity facilities available to U.S. borrowers are sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that, in the near term, cash located outside of the U.S. will be needed to satisfy our obligations, dividends and other demands for cash in the U.S. Of the cash balances located outside of the U.S., approximately $6 million are in the Company's subsidiaries in Russia and Ukraine. We have no other material cash balances deemed to be trapped as of June 30, 2023.

Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

(In millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$285.1	$456.1
See “Analysis of Historical Cash Flow” below.
Accounts Receivable Securitization Programs
At June 30, 2023, we had $137 million available to us and $135 million of outstanding borrowings under our U.S. and European accounts receivable securitization programs. At December 31, 2022, we had $135 million available to us and no outstanding borrowings under the such programs.
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
Accounts Receivable Factoring Agreements
We account for our participation in our customers' supply chain financing arrangements and our trade receivable factoring program in accordance with ASC Topic 860, which allows the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria are met. As such, the Company excludes the balances sold under such programs from Trade receivables, net on the Condensed Consolidated Balance Sheets. We recognize cash flow from operating activities at the point the receivables are sold under such programs. See Note 11, “Accounts Receivable Factoring Agreements,” for further details.
Gross amounts received under these programs for the six months ended June 30, 2023 were $391 million, of which $196 million was received in the second quarter. Gross amounts received under these programs for the six months ended June 30, 2022 were $353 million, of which $181 million was received in the second quarter. If these programs had not been in effect for the six months ended June 30, 2023, we would have been required to collect the invoice amounts directly from the relevant customers in accordance with the agreed payment terms. Approximately $145 million in incremental trade receivables would have been outstanding at June 30, 2023 if collection on such invoice amounts were made directly from our customers on the invoice due date and not through our customers' supply chain financing arrangements or our factoring program.
Lines of Credit
At June 30, 2023 and December 31, 2022, we had a $1.0 billion revolving credit facility, with $985 million available to us, before utilization, as part of our senior secured credit facility. We had $175 million and no outstanding borrowings under the facility at June 30, 2023 and December 31, 2022, respectively. There was $3 million and $7 million outstanding under various lines of credit extended to our subsidiaries at June 30, 2023 and December 31, 2022, respectively. See Note 13, “Debt and Credit Facilities,” for further details.
Covenants
At June 30, 2023, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” within Note 13, “Debt and Credit Facilities,” which require us, among other things, to maintain a maximum leverage ratio of debt to EBITDA of 5.00 to 1.00 when following the consummation of a material acquisition. In accordance with the terms of the Fourth Amended and Restated Credit Agreement, our leverage ratio of debt to EBITDA will reduce to 4.50 to 1.00 in the second quarter of 2024. At June 30, 2023, as calculated under the covenant, our leverage ratio was 3.66 to 1.00. We expect to be in continued compliance with our debt covenants including the covenant leverage ratio over the next 12 months.

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
At June 30, 2023 and December 31, 2022, our accounts payable balances included $128 million and $140 million, respectively, related to invoices from suppliers participating in the program. The cumulative amounts settled through the supply chain financing program for the six months ended June 30, 2023 were $177 million, compared to $223 million for the six months ended June 30, 2022. The program did not significantly impact our cash flow from operating activities or free cash flow for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. See Note 2, "Recently Adopted and Issued Accounting Standards" for further details.
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

Outstanding Indebtedness
At June 30, 2023 and December 31, 2022, our total debt outstanding and our non-U.S. GAAP net debt consisted of the amounts set forth in the following table.

(In millions)	June 30, 2023	December 31, 2022
Short-term borrowings	$313.6	$6.6
Current portion of long-term debt	20.7	434.0
Total current debt	334.3	440.6
Total long-term debt, less current portion(1)	4,636.6	3,237.9
Total debt	4,970.9	3,678.5
Less: Cash and cash equivalents	(285.1)	(456.1)
Non-U.S. GAAP net debt	$4,685.8	$3,222.4

(1)Amounts are net of unamortized discounts and debt issuance costs of $38 million and $19 million at June 30, 2023 and December 31, 2022, respectively. See Note 13, “Debt and Credit Facilities,” for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
(In millions)	2023	2022	Change
Net cash (used in) provided by operating activities	$(6.6)	$212.9	$(219.5)
Net cash used in investing activities	(1,272.4)	(122.2)	(1,150.2)
Net cash provided by (used in) financing activities	1,105.4	(357.3)	1,462.7
Effect of foreign currency exchange rate changes on cash and cash equivalents	2.6	(13.2)	15.8
In addition to net cash from operating activities, we use free cash flow as a useful measure of performance and an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, as certain debt servicing requirements or other non-discretionary expenditures are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of non-U.S. GAAP free cash flow for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
(In millions)	2023	2022	Change
Cash flow (used in) provided by operating activities	$(6.6)	$212.9	$(219.5)
Capital expenditures	(123.7)	(118.9)	(4.8)
Non-U.S. GAAP free cash flow	$(130.3)	$94.0	$(224.3)
Operating Activities
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
Net cash used by operating activities was $7 million in the six months ended June 30, 2023, compared to $213 million provided by operating activities in 2022. The decrease in cash flow from operating activities was primarily driven by the $175 million tax deposit related to a tentative agreement to settle with the IRS that was made in the second quarter of 2023 and lower earnings and adjustments to reconcile net earnings to net cash provided by operating activities ("non-cash adjustments") recorded in 2023 compared to the same period in 2022. Net earnings plus non-cash adjustments was a source of cash of $315 million in the six months ended June 30, 2023 compared to $450 million in 2022.
Other assets and liabilities unfavorably impacted cash flow by $28 million compared to 2022. This was primarily due to the impact of incentive compensation, including higher cash payments made during the first quarter 2023, as compared to the prior year, coupled with a lower accrual as of June 30, 2023, as compared to the prior year.
This was partially offset by higher net cash provided by our working capital accounts (inventories, trade receivables and accounts payables), which was $139 million favorable in 2023 compared to 2022. There was a lower use of cash for inventory of $204 million compared to 2022, primarily due to planned stock build in 2022 compared to inventory reduction efforts in 2023. The impact of trade receivables on cash flow from operating activities was $82 million favorable compared to 2022, as a result of the year over year impact of our accounts receivable factoring program and an increase in collections from our customers. The favorable cash flow impact of trade receivables and inventory was partially offset by accounts payable, which was unfavorable by $147 million compared to 2022, primarily due to lower purchases related to the current year inventory reduction efforts and lower sales volume.
Investing Activities
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
Net cash used in investing activities was $1,272 million in 2023 compared to a use of $122 million in 2022.

The increase in net cash used in investing activities was primarily due to acquisition activities of $1,163 million. During the first quarter of 2023, we completed the acquisition of Liquibox for $1,148 million, net of cash acquired, and during the second quarter of 2023, we had additional acquisition activity of $15 million. See Note 5, "Acquisitions," for further details.
Additionally, the settlement of foreign currency contracts generated $10 million in 2023 as compared to $2 million in 2022.
Proceeds received from the disposal of property and equipment was $6 million lower in 2023 as compared to the prior year, primarily due to the sale of land in the UK in the prior year.
Financing Activities
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
Net cash provided by financing activities was $1,105 million in 2023, compared to a use of $357 million in 2022. During the six months ended June 30, 2023, the increase in cash inflows from financing activities were primarily due to debt related activities, which generated $1,271 million of cash in 2023, including the issuance of $775 million 6.125% Senior Notes due 2028, less $12 million in capitalized issuance costs, $650 million of proceeds from Term Loan A due 2027, less $11 million in capitalized issuance costs and $306 million of net proceeds from short-term borrowings, partially offset by the extinguishment of 4.500% Senior Notes due 2023, resulting in cash outflow of $437 million (including the early payment premium of $5 million).
In addition, cash used for share repurchases was $80 million, compared to $250 million in the prior year.
Changes in Working Capital

(In millions)	June 30, 2023	December 31, 2022	Change
Working capital (current assets less current liabilities)	$363.9	$35.0	$328.9
Current ratio (current assets divided by current liabilities)	1.2x	1.0x
Quick ratio (current assets, less inventories divided by current liabilities)	0.7x	0.6x
The $329 million, or 940%, increase in working capital during the six months ended June 30, 2023 was primarily due the following:
•decrease in current portion of long-term debt of $413 million, primarily due to the repurchase of $426 million 4.500% Senior Notes due September 2023;
•increase in advances and deposits of $178 million, primarily related to the IRS tax deposit;
•increase in prepaid expenses and other current assets of $143 million, primarily related to the reclassification of trade receivables that serve as collateral for borrowings in our accounts receivable securitization programs;
•increase in inventories, net of $73 million, due to inventory acquired in the Liquibox acquisition and inventory stock build;
•decrease in accounts payable of $72 million;
•decrease in other current liabilities of $54 million, reflecting the payment of performance-based compensation and profit sharing in the first quarter 2023, offset by current year accruals.
The increases in working capital were partially offset by:
•increase in short-term borrowings of $307 million;
•decrease in cash and cash equivalents of $171 million; and
•decrease in trade receivables, net of $124 million, primarily due to the reclassification to prepaid expenses and other current assets related to our accounts receivable securitization programs.

Changes in Stockholders’ Equity
The $68 million, or 20%, increase in stockholders’ equity in the six months ended June 30, 2023 was primarily due to the following:
•net earnings of $161 million;
•cumulative translation adjustment gain of $33 million;
•stock issued for profit sharing contribution paid in stock of $24 million; and
•the recognition of pension items within AOCL of $2 million.
These increases were partially offset by:
•repurchases of 1,529,575 shares of our common stock for $80 million, including commissions paid (See Note 19, “Stockholders’ Equity,” for further details);
•dividends paid on our common stock and dividend equivalent accruals related to unvested equity awards of $58 million; and
•unrealized losses on derivative instruments of $13 million.
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
Foreign Currency Forward Contracts
At June 30, 2023, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At June 30, 2023, we had no outstanding interest rate swaps, collars or options.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 14, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 15, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $81 million in the fair value of the total debt balance at June 30, 2023. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
Argentina
Economic events in Argentina, including the default on some of its international debt obligations, which have subsequently been renegotiated, exposed us to heightened levels of foreign currency exchange risks. Despite some recent debt restructuring, fluctuations in foreign exchange rates on the Argentine Peso continue to impact our financial results. As of July 1, 2018, Argentina was designated as a highly inflationary economy. We recognized a net foreign currency exchange loss of $3 million and $6 million in the three and six months ended June 30, 2023, respectively, and $3 million and $4 million in the three and six months ended June 30, 2022, respectively, within Other expense, net on the Condensed Consolidated Statements of Operations, related to the designation of Argentina as a highly inflationary economy under U.S. GAAP. See Note 1, "Organization and Basis of Presentation," for additional information. As of June 30, 2023, approximately 1% of our consolidated net sales were derived from our products sold in Argentina and our net assets include $6 million of cash and cash equivalents domiciled in Argentina. Also, as of June 30, 2023, our Argentina subsidiaries had cumulative translation losses of $22 million.

Russia
Recent fluctuations of the ruble have exposed us to heightened levels of foreign currency exchange risks. As of June 30, 2023, approximately 1% of our consolidated net sales were derived from products sold in Russia. Assets include $3 million of cash and cash equivalents domiciled in Russia. Also, as of June 30, 2023, our Russia subsidiary had cumulative translation losses of $45 million.

Brazil
Recent economic events in Brazil, including changes in the benchmark interest rate set by the Brazilian Central Bank, have exposed us to heightened levels of foreign currency exchange risks. However, as of June 30, 2023, we do not anticipate these events will have a material impact on our 2023 results of operations. As of June 30, 2023, approximately 3% of our consolidated net sales were derived from products sold in Brazil and net assets include $16 million of cash and cash equivalents domiciled in Brazil. Also, as of June 30, 2023, our Brazil subsidiaries had cumulative translation losses of $59 million.
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at June 30, 2023 would have caused us to pay approximately $42 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
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
In the first quarter of 2023, we entered into a series of cross-currency swaps with a combined notional amount of $433 million. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. The maturity date for this series of cross-currency swaps is February 1, 2028. The fair value of this hedge as of June 30, 2023 was a $9 million loss and is included within Other non-current liabilities on our Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2023, we recorded less than $1 million and $1 million of interest income related to these contracts, respectively, which is reflected in Interest expense, net on the Condensed Consolidated Statements of Operations.
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
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The U.S. dollar equivalent amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $125 million and $467 million at June 30, 2023 and December 31, 2022, respectively.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(c)     Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended June 30, 2023, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
Balance as of March 31, 2023				$536,509,713
April 1, 2023 through April 30, 2023	—	$—	—	536,509,713
May 1, 2023 through May 31, 2023	—	$—	—	536,509,713
June 1, 2023 through June 30, 2023	—	$—	—	536,509,713
Total	—		—	$536,509,713

(1)On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This program has no expiration and replaced the previous authorization. As of June 30, 2023, there was $537 million remaining under the currently authorized repurchase program. From time to time we acquire shares by means of open-market transactions, including through plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and privately negotiated transactions, including accelerated share repurchase programs, pursuant to our publicly announced program described above. In addition, we have historically withheld shares from awards under our Omnibus Incentive Plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan. During the three months ended June 30, 2023, no shares were withheld pursuant to this provision.

Item 5.	Other Information
During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

31.1	Certification of Edward L. Doheny II pursuant to Rule 13a-14(a), dated August 8, 2023.
31.2	Certification of Dustin J. Semach pursuant to Rule 13a-14(a), dated August 8, 2023.
32	Certification of Edward L. Doheny II and Dustin J. Semach pursuant to 18 U.S.C. § 1350, dated August 8, 2023.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: August 8, 2023	By:	/S/ Dustin J. Semach
Dustin J. Semach
Chief Financial Officer
(Duly Authorized Officer)