Form 10-K
period 2023-12-31
SEALED AIR CORP/DE
filed 2024-02-27
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5,738,424,861, based on the closing sale price as reported on the New York Stock Exchange.
There were 144,493,719 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of February 15, 2024.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SEALED AIR CORPORATION AND SUBSIDIARIES

Cautionary Notice Regarding Forward-Looking Statements
This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition, results of operations and cash flows. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipate,” “believe,” “plan,” “assume,” “could,” “should,” “estimate,” “expect,” “intend,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, expectations regarding the results of restructuring and other programs, expectations regarding future impacts resulting from the Liquibox (as defined in Note 5 to our Consolidated Financial Statements included in Part II, Item 8 of this report) acquisition, anticipated levels of capital expenditures and expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings.
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
The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: global economic and political conditions, including recessionary and inflationary pressures, currency translation and devaluation effects, changes in raw material pricing and availability, competitive conditions, the success of new product offerings, failure to realize synergies and other financial benefits from the acquisition of Liquibox within the expected time frames, greater than expected costs or difficulties related to the integration of Liquibox, consumer preferences, the effects of animal and food-related health issues, the effects of epidemics or pandemics, including the Coronavirus Disease 2019 (COVID-19), negative impacts related to the ongoing conflict between Russia and Ukraine and related sanctions, export restrictions and other counteractions thereto, uncertainties relating to existing or potential increased hostilities in the Middle East, changes in energy costs, environmental matters, the success of our restructuring activities, the success of our merger, acquisition and equity investment strategies, the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts, changes in our credit ratings, regulatory actions and legal matters, and the other information referenced in Part I, Item 1A, “Risk Factors.” Any forward-looking statement made by us is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

Item 1. Business
The Company: SEE

Our Purpose	We are in business to protect, to solve critical packaging challenges, and to make our world better than we find it.
Sealed Air Corporation (“SEE”, “Sealed Air”, or the “Company”, also referred to as “we”, “us”, or “our”) is a leading global provider of packaging solutions that integrate sustainable, high-performance materials, automation, equipment and services. SEE designs, manufactures and delivers packaging solutions that preserve food, protect goods and automate packaging processes. We deliver our packaging solutions to an array of end markets including fresh proteins, foods, fluids and liquids, medical and life science, e-commerce retail, logistics and omnichannel fulfillment operations, and industrials. In February 2023, we acquired Liquibox and expanded our product offerings to liquid packaging and dispensing solutions for food, beverage, consumer goods and industrial end markets.
Our portfolio of solutions includes leading brands such as CRYOVAC® brand food packaging, LIQUIBOX® brand liquids systems, SEALED AIR® brand protective packaging, AUTOBAG® brand automated packaging systems and BUBBLE WRAP® brand packaging.
We have two reportable segments, Food and Protective. Liquibox is included in our Food reporting segment. Refer to “Reportable Segments” below for additional information.
In 2023, we generated net sales of $5.5 billion, net earnings from continuing operations of $339 million, and net cash provided by operating activities of $516 million. Please refer to Part II, Item 8, “Financial Statements and Supplementary Data” for financial information about the Company and its subsidiaries, which is incorporated herein by reference.

Our Vision	To become a world-class sustainable automated packaging solutions provider, partnering with our customers to solve their most critical food and protective packaging needs
Our strategy focuses on creating long-term, value-added partnerships with our customers to advance sustainable, automated and digital packaging solutions, leveraging our industry-leading expertise in materials, automation systems, engineering and technologies. Our strategy is enabled by our balanced capital allocation approach that is designed to maximize value for our shareholders with the goal to deliver above-market profitable organic growth and attractive returns on invested capital while strengthening our balance sheet through the repayment of debt.
CTO2Grow: Accelerating growth by relentless focus on productivity and cost efficiency
The cost take-out to grow program (“CTO2Grow Program”) was launched in 2023 and targets annualized savings of $140 to $160 million by the end of 2025. The CTO2Grow Program seeks to improve the effectiveness and efficiency of our solutions-focused go-to-market organization, optimize our portfolio with a focus on automation, digital and sustainable solutions, streamline our supply chain footprint and drive selling, general and administrative (“SG&A”) productivity. Our CTO2Grow program focuses on:
•SEE Operational Excellence and cost reduction initiatives: Increasing focus on world-class operations, zero-harm, flawless quality, on-time delivery, network optimization, and productivity improvements.
•Accelerate growth: Streamlining our commercial organization to improve commercial effectiveness and growth outlook by allocating resources closer to our customers within our distinct Food and Protective end markets. Continuing to lead with automation and provide our customers with a single point of contact for both materials and equipment.

•Portfolio optimization efforts: Aligning our portfolio of products with our longer-term strategy to develop sustainable, automated, digital packaging solutions that drive above market growth. For non-core portfolios, determining the best path forward to unlock value.
•Innovate and advance sustainability: Leveraging the voice of our customers and market insights to accelerate the development of sustainable and automated packaging solutions that meet our rapidly evolving end market needs.
Competitive Strengths
Our growth strategy leverages our competitive strengths in high-performance packaging solutions, well-established customer relationships, iconic brands, and global scale and market access.
High-performance Packaging Solutions. For food industries we provide packaging materials, automated equipment, and services that extend shelf life, ensure safety, and enhance brand image and shelf impact, while driving operational excellence by eliminating waste, increasing processing speeds and reducing customers’ labor dependency. Within e-commerce and industrial markets, we offer a broad range of protective packaging materials and automation solutions designed to prevent product damage, increase order fulfillment velocity, and generate savings through reductions in waste, dimensional weight and labor.
Well-established Customer Relationships. We have a broad and diversified customer base which includes the world’s leading food processors, e-commerce/fulfillment companies and industrial manufacturers. We seek to create long-term relationships with leaders in the markets we serve. We leverage extensive knowledge of our customers’ businesses when innovating new solutions, and partner with customers to effectively implement our solutions and automate their operations. Our customer base is diverse, with no single customer or affiliated group of customers representing more than 10% of net sales in 2023, 2022 or 2021.
Iconic Brands. Our portfolio of leading packaging solutions includes CRYOVAC® brand food packaging, LIQUIBOX® brand liquids systems, SEALED AIR® brand protective packaging, AUTOBAG® brand automated systems and BUBBLE WRAP® brand packaging. Our iconic brands represent long-tenured leadership in the packaging industry and are propelling us forward into the future. We strive to ensure these brands continue to represent our commitment to deliver safety, security, performance and innovation.
Global Scale and Market Access. SEE serves a diverse global customer base with a sales and distribution network reaching 115 countries/territories. In 2023, 47% of net sales were from outside the U.S. Our global scale and agility have enabled us to address the evolving customer needs across our end markets and geographies and position us to capitalize on growth opportunities in markets around the world. We operate through our subsidiaries and have a presence in the U.S. and 45 other countries/territories listed below.

Argentina	Czech Republic	Ireland	Peru	Spain
Australia	Denmark	Italy	Philippines	Sweden
Belgium	Finland	Japan	Poland	Switzerland
Brazil	France	Luxembourg	Portugal	Taiwan
Canada	Germany	Malaysia	Russia	Thailand
Chile	Greece	Mexico	Singapore	United Arab Emirates
China	Guatemala	Netherlands	Slovakia	United Kingdom
Colombia	Hungary	New Zealand	South Africa	Uruguay
Costa Rica	India	Norway	South Korea	Vietnam
We face risks inherent in these international operations, such as currency fluctuations, supply chain disruptions, inflation and political instability. Information on currency exchange risk appears in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of this Annual Report on Form 10-K, which is incorporated herein by reference. Other risks attendant to our international operations are set forth in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K, which is incorporated herein by reference. Information on the impact of currency exchange on our Consolidated Financial Statements appears in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information showing net sales for the year ended December 31, 2023 and total long-lived assets by geographic region as of December 31, 2023 appears in Note 6, “Segments,” set forth in Part II, Item 8, “Financial Statements and Supplementary Data,” which is incorporated herein by reference.

Intellectual Property
We are the owner or licensee of approximately 2,540 U.S. and foreign patents and patent applications, and approximately 2,360 U.S. and foreign trademark registrations and trademark applications that relate to our products, manufacturing processes and equipment. Our business is not dependent upon any single patent or trademark alone. The expiration or unenforceability of any single one of our patents, applications, licenses or trademark registrations would not be material to our business or our consolidated financial condition, results of operations, or cash flows.
Innovation, Research and Development
Our innovation, research and development capabilities encompass a broad range of disciplines including food science, materials science, chemical, mechanical, electrical and software engineering, microbiology, digital applications development, digital printing, and packaging automation equipment design and engineering.
Our research and development expense was $97 million in 2023, $103 million in 2022 and $100 million in 2021. As we progress in the CTO2Grow Program, we are looking to leverage the voice of our customers and market insights to accelerate the development of sustainable and automated packaging solutions that meet our rapidly evolving end market needs.
Sustainability
Sustainability is embedded in our business strategy. We combine a diverse range of materials with a multitude of equipment offerings to produce solutions that minimize the use of resources and maximize productivity. Specifically, we employ a comprehensive approach that reduces waste, lowers greenhouse gas (GHG) emissions, prevents product damage and decreases the negative impact of transport for our customers and within our own operations. We strive to improve the circular economy by working with customers and suppliers to drive recycling and eliminate waste.
Sustainable solutions for our customers. We design and manufacture solutions that deliver the essential attributes of packaging without compromising performance. Our solutions reduce environmental impacts by decreasing product damage, preventing food waste and increasing transport efficiency. We are committed to designing and advancing packaging solutions that are recyclable or reusable and eliminating waste by incorporating recycled or renewable content across our portfolio. Finally, we are increasing circularity by collaborating with our customers and suppliers to drive innovation in recovering and recycling materials.
Stewardship and reducing resource waste. Within our own operations, we are focused on reducing energy-intensity, diverting manufacturing waste from landfill and external incineration, and achieving water intensity reductions.
We have a strategy to mitigate climate change with approved Science Based Targets for 2030, in line with the Science Based Targets initiative ("SBTi"), for Scopes 1 and 2 GHG emissions. We have set a goal to achieve net-zero carbon dioxide emissions across our operations (Scopes 1 and 2) by 2040. We have a transition plan that outlines the actions we will take to reduce energy consumption, increase efficiencies in our operations, and explore renewable energy opportunities for our manufacturing facilities across the globe. Meeting our net-zero carbon dioxide emissions pledge will require significant capital investment in our operations. We also may invest in renewable energy solutions, energy conservation measures, carbon offsets, or similar programs to reach our goals.
We face risks inherent in achieving our sustainability goals, such as the cost for each initiative, changes in regulations and policies, and the availability of resources (including renewable energy credits, renewable energy sources, and carbon offsets), among others. Other risks attendant to the environment and climate change are set forth in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K, which is incorporated herein by reference.
Human Capital
Overview
Our business strategy and outcomes are executed by our dedicated employees. We recognize the important roles our people play in realizing our purpose; shaping a caring, high-performance organization and culture; and delivering world-class packaging solutions, experiences and opportunities for our customers and stakeholders.
SEE's management regularly reports and discusses our workforce and people management strategies and related matters with our Board of Directors and the People and Compensation Committee (formerly the Organization and Compensation Committee), or "P&C Committee", of the Board of Directors, including matters related to compensation, succession planning, corporate culture, employee engagement, and diversity, equity and inclusion (“DEI”).

As of December 31, 2023, our employee population was approximately 17,000 people. The largest component of SEE's workforce is approximately 10,800 direct manufacturing employees in our manufacturing facilities. We also generally employ:
•Marketing, sales, business development and technical packaging solutions professionals who work in the field and at our customers' facilities;
•Innovation, research and development, digital, automation and sustainability focused employees who work in our Packaging Solutions Development and Innovation Centers; and
•Customer service and support personnel as well as administrative and management employees who work in our offices and in remote environments.
As of December 31, 2023, we had approximately 7,200 employees in the U.S. and approximately 9,800 employees outside the U.S. Our workforce is relatively stable and does not experience significant seasonal fluctuations.
We had approximately 5,000 employees (close to 30% of total employee population and primarily outside the U.S.) who were covered by collective bargaining agreements as of December 31, 2023. Many of the covered employees are represented by works councils or industrial boards, as is customary in the jurisdictions in which they are employed. The collective bargaining agreements covering approximately 42% of such employees will expire during 2024, and we will be engaged in negotiations to attain new agreements, which is consistent with prior years. We did not experience any significant union-related work stoppages during 2023 and believe we have satisfactory labor relations with our employees.
Culture
SEE strives to foster a caring, high-performance growth culture that will deliver consistent, sustainable profitable growth and accelerate our performance – a culture where accountability is clear and aligned, and where we reward business outcomes and impact. Our culture guides everything we do – how we partner with our customers and suppliers, attract and retain top talent, and create value for our stakeholders.
SEE is committed to attracting, selecting, and developing talent that reflects the diversity of the communities and customers we serve. Our talent acquisition and development processes ensure we select, infuse, and grow talent to align with our culture, values, and norms. SEE prioritizes talent development, fostering a culture of continuous growth and career progression. Our people leaders inform and shape development by identifying high-potential and critical talent building differentiated development plans in our talent review and succession planning process.
Values, Code of Conduct and Ethics
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
The Company maintains a written Code of Conduct which reflects our purpose and values as an organization and how we should act. It encourages all employees to promote an ethical culture and to recognize and report integrity and compliance issues. Our Code of Conduct guides us in how to manage our daily processes and interactions with professionalism, respect, and integrity. Employees attest annually to reviewing and adhering to the Code of Conduct.
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
Health and Safety
As a company with manufacturing operations across the world, protecting the health, safety and well-being of our people is a top priority. We have a goal of zero-harm and we intentionally manage our operations to provide employees with a safe and healthy working environment.

We maintain an Environmental, Health and Safety ("EHS") policy which outlines the Company’s commitment to integrate EHS principles in all aspects of the business including products, operations, and supply chain. The policy requires our employees and contractors to conduct business in accordance with applicable environmental, health and safety laws and understand and comply with company procedures and guidelines to protect the environment, health and safety of themselves and their co-workers.
We have a formal monthly process in place at the regional and global level for managing, tracking, and reporting health and safety which includes incident analysis meetings that are conducted with leadership.
Our global safety training program includes more than 150 preventive courses including behavioral-based safety training, hazard identification, and risk assessment. All employees are trained before starting their job. Additionally, we provide a training program with access to multiple customized training courses that educate our employees on the safe execution of their jobs in an environmentally responsible manner.
All operations are required to implement the relevant elements of our EHS Management System. Implementation of EHS standards and guidelines takes place at the facility and office levels and is assessed through a periodic review process.
Recruiting, Retaining and Engaging Employees and Learning and Development
Our success depends on our ability to attract, recruit, develop and retain employees with the desired expertise and talent.
We deploy systems and processes to strengthen the skills, capabilities, and leadership potential of our employees. Employees have access to online tools to support ongoing learning and development and career growth. Additionally, the Company sponsors leadership programs designed to impact effectiveness across multiple levels of management from front line supervisors to executive leaders.
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
Our DEI Pledge and 2025 Goals encompass the following:
•Build a more inclusive culture with our employees across the globe;
•Increase gender diversity across employees globally to more than 30%;
•Increase the representation of racial and ethnic minorities in our U.S. workforce to above 35%;
•Lead with a senior leadership team that reflects the cultural diversity of our global footprint; and
•Champion equal pay for work of equal value across our organization.
As of December 31, 2023, 26% of our global employee base are female and 35% of our U.S. workforce identify with a racial and/or ethnic minority group. Biannually, SEE conducts a global comprehensive pay equity analysis to identify compensation disparities by gender across the world and by ethnic and racial diversity within the U.S. Identified inequities are mitigated to close the gaps, and compensation processes are evaluated for unintended bias and continuously improved to prevent future adverse impact.
Voice of the Workforce
During 2023, we conducted a global employee belonging survey, reaffirming our commitment to listening, learning, and implementing improvements to enhance our workplace environment. The survey was focused on employee engagement and perception of belonging and inclusion at SEE. This survey equips leaders at all levels with valuable data and insights to assess our culture efforts and determine the ways we can continue to improve. Management is focused on continuously improving our employees’ overall sense of belonging, as measured through the annual employee survey.
Reportable Segments
We report our segment information in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting,” (“FASB ASC Topic 280”). See Note 6, “Segments,” set forth in Part II, Item 8, “Financial Statements and Supplementary Data” for further information.

Food
Food solutions are sold to food processors in fresh red meat, smoked and processed meats, poultry, seafood, plant-based protein, fluids and liquids and cheese markets worldwide. Food offers integrated packaging materials and automated equipment solutions to increase food safety, extend shelf life, reduce food waste, automate processes, and optimize total cost. Its materials, automated equipment and service enable customers to reduce costs and enhance their brands in the marketplace.
Food solutions are utilized by food service businesses (such as restaurants and entertainment venues) (“food service”) and food retailers (such as grocery stores and supermarkets) (“food retail”), among others. Solutions serving the food service market include products such as barrier bags and pouches, and are primarily marketed under the CRYOVAC® trademark and other highly recognized trade names including CRYOVAC® brand Barrier Bags, CRYOVAC® brand Form-Fill-Seal Films, CRYOVAC® brand Auto Pouch Systems and LIQUIBOX® brand liquids systems. Solutions serving the food retail market include products such as barrier bags, film, and trays, and are primarily marketed under the CRYOVAC® trademark and other highly recognized trade names including CRYOVAC® brand Grip & Tear™, CRYOVAC® brand Darfresh®, OptiDure™, Simple Steps®, and CRYOVAC® brand Barrier Bags.
Food solutions are well aligned to capitalize on global market dynamics driven by increasing labor scarcity and automation, continued urbanization, growth in ship-to-home food services, growing consumer preference for smaller portions and healthier food choices, and demand for more sustainable, secure packaging. Our solutions, which include high-performance materials, equipment, and services, are designed to extend shelf life and enhance food safety.
Food applications are largely sold direct to customers by our sales, marketing and customer service personnel throughout the world. Sales to governments, or government contracts, are not material to our Food segment. No single customer or affiliated group of customers represented more than 10% of segment revenue in 2023.
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
Protective solutions are sold through a strategic network of distributors as well as directly to end customers, including, but not limited to, fabricators, original equipment manufacturers, contract manufacturers, logistics partners and e-commerce/fulfillment operations. In 2023, approximately 50% of our Protective sales were sold through distributors. We generally do not impose annual minimum purchase volume requirements on our distributors. Product returns from our distributors in 2023 were not material. Sales to governments, or government contracts, are not material to our Protective segment. No single customer or affiliated group of customers represented more than 10% of segment revenue in 2023.
There are other manufacturers of products similar to those produced by Protective. Competing manufacturers produce a wide variety of protective packaging based on plastic, molded pulp, corrugated boxes and die cuts and other materials. We believe that some of our direct competition within the protective packaging industry has a less diversified global presence.
A focus on materials circularity, sustainability, and automation and equipment offerings will continue to define the direction of the competitive landscape into the future for both segments. Additionally, some of our Food and Protective competitors have been consolidating in recent years or have been involved in significant merger and acquisition activity, and this trend may continue.

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
The vast majority of the raw materials required for the manufacture of our products and all components related to our equipment and accessories generally have been readily available on the open market and, in most cases, are available from several suppliers and in amounts sufficient to meet our manufacturing requirements. However, in some regions we rely on some sole-source suppliers, and we seek to mitigate the associated risks through our global inventory and supply agreements. Some materials used to manufacture our packaging products are sourced from recycled content from our operations or are obtained through our participation in recycling programs. Natural disasters such as hurricanes, tornados, earthquakes or other severe weather events, as well as political instability and terrorist activities, may negatively impact the production or delivery capabilities of refineries and natural gas and petrochemical suppliers and suppliers of other raw materials. Due to by-product/co-product chemical relationships to the automotive and housing markets, several materials may become difficult to source. These factors could lead to increased prices for our raw materials, curtailment of supplies, allocation of raw materials and other force majeure events by our suppliers.
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
Seasonality
On a consolidated basis, there is minimal seasonality in the business. Historically, net sales have been slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter. Our consolidated results of operations have trended directionally the same as our net sales seasonality. Net sales in our Food segment have tended to be slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter, due to holiday events, and net sales in our Protective segment have also tended to be slightly lower in the first quarter and higher in the mid-third quarter and through the fourth quarter due to the holiday shopping season. Cash flow from operations has tended to be lower in the first quarter and higher in the fourth quarter, reflecting seasonality of sales and working capital changes, including the timing of certain annual incentive compensation payments. However, the extent and timing of our results of operations may be difficult to predict if significant one-time transactions, events or non-recurring charges were to impact our business. Additionally, changes in end-consumer behavior have in the past impacted the timing and seasonality of results of operations.
In 2023, we experienced slightly higher net sales in the second half of the year as compared to the first half which was partially due to the impact of foreign currency translation and the timing of the Liquibox acquisition. Our consolidated results of operations trended directionally the same as our net sales seasonality with slightly higher results of operations in the second half of the year. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of our 2023 results.
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
In some jurisdictions in which our packaging products are sold or used, laws and regulations have been adopted or proposed that seek to regulate, among other things, minimum levels of recycled or reprocessed content and, more generally, the sale or disposal of packaging materials. In the European Union (EU), we have registered manufacturing plants and production lines as required by relevant regulation for manufacturing products that incorporate recycled content. We maintain programs designed to comply with these laws and regulations and to monitor their evolution. Various federal, state, local and foreign laws and regulations regulate some of our products and require us to register certain products and comply with specified requirements. We are also subject to various federal, state, local and foreign laws and regulations that regulate products manufactured and sold by us for controlling microbial growth on humans, animals and processed foods. In the U.S., these requirements are generally administered by the U.S. Food and Drug Administration (“FDA”). To date, the cost of complying with product registration requirements and FDA compliance, and similar non-U.S. laws, has not had a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows.
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
Certain U.S. states have passed laws for Extended Producer Responsibility ("EPR"). EPR laws also exist in many other countries where we do business including the EU and Canada. In addition, the EU is revising the packaging and packaging waste directive that may have an impact on existing EPR schemes. We continue to monitor regulatory developments, including within those regions for which we may be subject to EPR fees starting in 2024.
Certain U.S. states have passed laws regulating the use of per and polyfluoroalkyl substances (PFAS) in food packaging materials. In addition, the EU, Australia, and Canada have either passed laws or expressed intent to regulate PFAS in packaging materials. Currently, we are in compliance with U.S. regulations and have reformulated certain of our U.S. food packaging products to be in compliance with anticipated regulations. We are continuing the effort to extend those actions to product formulations in other regions to comply with future requirements. To the best of our knowledge, we are in compliance with all current global regulations regarding the use of PFAS.
Additionally, certain countries have adopted legislations that impose taxes on plastic packaging materials, which apply to some of our materials or products. For example, such legislations went into effect in the United Kingdom (UK) in 2022 and Spain in 2023.
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

Item 1A. Risk Factors
Introduction
The risks described below should be carefully considered before making an investment decision. These are the most significant risk factors, but they are not the only risk factors that should be considered in making an investment decision. This Form 10-K also contains and may incorporate by reference forward-looking statements that involve risks and uncertainties. See the “Cautionary Notice Regarding Forward-Looking Statements,” immediately preceding Part I of this Form 10-K. Our business, consolidated financial condition, results of operations, or cash flows could be materially adversely affected by any of these risks. The trading price of our securities could decline due to any of these risks, and investors in our securities may lose all or part of their investment.
Strategic Risks
The global nature of our operations exposes us to numerous risks that could materially adversely affect our consolidated financial condition, results of operations, or cash flows.
We operate in 46 countries/territories, and our products are distributed in 115 countries/territories around the world. A large portion of our manufacturing operations are located outside of the U.S., and in 2023, 47% of our net sales were generated outside of the U.S. These operations, particularly those in developing regions, are subject to various risks that may not be present in or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those markets.
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

Uncertain global economic conditions, including the impact of inflationary pressure and general economic slowdowns across the global economy, may have an adverse impact on our business in the form of lower volumes sold due to weakened demand, unfavorable changes in product price/mix, or lower profit margins. For example, in the past, global economic downturns have adversely impacted some of our customers and end-users, such as food processors, distributors, supermarket retailers, restaurants, industrial manufacturers, retail establishments, business service contractors and e-commerce and mail order fulfillment firms, and other end-users that are particularly sensitive to business and consumer spending. Our production levels and inventory management goals for our products are based on estimates of demand, taking into account production capacity, timing of shipments and inventory levels. If market conditions change, resulting in us overestimating or underestimating demand for any of our products during a given season, we may not maintain appropriate inventory levels, which could materially and adversely affect our business, financial condition and results of operation.
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
Customers in the e-commerce and food service industry and peers in the packaging industry have been consolidating in recent years, which may continue in the future. Such consolidation could have an adverse impact on the pricing of our products and services and our ability to retain customers, which could in turn adversely affect our business, consolidated financial condition, results of operations or cash flows.
Our inability to maintain a competitive advantage could result in lower prices or lower sales volumes for our products. Additionally, we may not successfully implement our pricing actions. These factors may have an adverse impact on our consolidated financial condition, results of operations, or cash flows.
Acquisitions present many risks, and we may not achieve the financial and strategic goals that were contemplated at the time of a transaction.
We review and consider strategic acquisitions from time to time. Any acquisitions we may undertake, including the Liquibox acquisition, and their integration involves risks and uncertainties, such as:
•our ongoing business may be disrupted and our management’s attention may be diverted by acquisition, transition or integration activities;
•we may have difficulties (1) managing an acquired company’s technologies or lines of business; (2) entering new markets where we have no, or limited, direct prior experience or where competitors may have stronger market positions; or (3) retaining key personnel from the acquired companies;
•an acquisition may not further our business strategy as we expected, we may not integrate an acquired company or technology as successfully as we expected, we may impose our business practices or alter go-to-market strategies that adversely impact the acquired business or we may overpay for, or otherwise not realize the expected return on our investments, each or all of which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of an acquisition, including intangible assets and goodwill;
•our operating results or financial condition may be adversely impacted by (1) claims or liabilities that we assume from an acquired company or technology or that are otherwise related to an acquisition; (2) pre-existing contractual relationships that we assume from an acquired company, the termination or modification of which may be costly or disruptive to our business; and (3) unfavorable revenue recognition or other accounting treatment as a result of an acquired company’s business practices;

•we may not realize any anticipated increase in our revenues from an acquisition for a number of reasons, including (1) if a larger than predicted number of customers decline to renew or terminate their contracts with the acquired company; (2) if we are unable to sell the acquired products or service offerings to our customer base; (3) if acquired customers do not elect to purchase our technologies due to differing business practices; or (4) if contract models utilized by an acquired company do not allow us to recognize revenues in a manner that is consistent with our current accounting practices;
•we may encounter deficiencies in internal controls at the acquired business, as well as when implementing our own management information systems, operating systems and internal controls for the acquired operations;
•our due diligence process may fail to identify significant issues with the acquired business’ products, financial disclosures, accounting practices, legal, tax and other contingencies, compliance with local laws and regulations (and interpretations thereof) in the U.S. and multiple international jurisdictions;
•additional acquisition-related debt could increase our leverage and potentially negatively affect our credit ratings resulting in more restrictive borrowing terms or increased borrowing costs thereby limiting our ability to borrow; and
•inaccuracies in our original estimates and assumptions used to assess a transaction, which may result in us not realizing the expected financial or strategic benefits of any such transaction.
The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition.
As a result of past acquisitions, including the Liquibox acquisition, we have recorded a significant amount of goodwill and other identifiable intangible assets and we may never realize the full carrying value of the related assets.
As a result of past acquisitions, we have recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies.
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
The ongoing conflict between Russia and Ukraine has had and will likely continue to have a negative impact on our operations both within and outside the region. As a result of the conflict and the global response, including the current and potential future sanctions and export controls, our operations may continue to be adversely impacted by, among other things, disruptions to our supply chain and logistics, increases in costs particularly for our raw materials and energy-related costs, and an inability to repatriate income earned in Russia. For the year ended December 31, 2023, approximately 1% of our consolidated net sales were derived from products sold in Russia. While our industry is not currently the primary target of sanctions or export controls, the evolution and potential escalation of the conflict and actions taken by governments in response to such conflict, and the consequences, economic or otherwise, are unpredictable.
Geopolitical events, including the ongoing conflict between Russia and Ukraine, the existing or potential increased hostilities in the Middle East and the increasing tensions between China and Taiwan, may have a negative impact on the global industrial macro-economic environment and could materially adversely impact our consolidated financial condition, results of operations, or cash flows.
We may be unable to successfully execute on our growth initiatives, business strategies or operating plans.

We may not be able to fully implement our business strategy to realize, in whole or in part within the expected time frame, the anticipated benefits of our growth and other initiatives. Our various business strategies and initiatives are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.
As our business environment changes, we have adjusted and may need to further adjust our business strategies or restructure our operations or particular businesses. Over time, we have implemented a number of restructuring programs, including various cost savings and reorganization initiatives. Currently the Company is in the midst of the CTO2Grow Program. We have made certain assumptions in estimating the anticipated savings we expect to achieve under such programs, which include the estimated savings from the elimination of certain headcount and the consolidation of facilities. We have also made assumptions on the expected cash spend to achieve the anticipated savings. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize and sustain the expected benefits from these programs is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unsuccessful in implementing these programs, do not achieve our expected results or are unable to maintain the savings on a long-term basis, our consolidated results of operations and cash flows could be adversely affected or our business operations could be disrupted.
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
Health epidemics, pandemics and other outbreaks could adversely impact the health and safety of our employees, our business continuity, consolidated financial condition, results of operations, or cash flows.
Health epidemics, pandemics and other outbreaks, such as the COVID-19 pandemic, have had and may continue to have adverse impact on the global economy and our business. We and some of our customers have experienced in the past, and could face in the future, facility shutdowns or reductions in operations due to pandemics or other health events and adverse impacts to staffing levels in our operations. These health events had and may result in future supply chain and operational disruptions such as the availability and transportation of raw materials or the ability for our packaging and equipment specialists to visit customer facilities. Unpredictable disruptions to the Company’s operations or our customers’ operations could reduce our future revenues and negatively impact the Company’s financial condition.
In addition, economic and market volatility due to pandemics and other outbreaks may negatively impact consumer buying habits, which could adversely affect the Company’s financial results.
The extent to which our operations may be impacted in the future by health epidemics, pandemics and other outbreaks, including the COVID-19 pandemic, will depend largely on continued developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak, including new variants of the virus, and actions by government authorities to contain the outbreak or treat its impact, including the effectiveness and distribution of vaccines.
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
Innovation, particularly related to our sustainability offerings, is key to our strategy. Our performance and prospects for future growth could be adversely affected if new products do not meet sales or margin expectations and we are not able to meet our innovation goals. Our customers' preferences continue to trend towards sustainable packaging solutions. Our success is dependent on continued innovation in sustainability and our ability to bring new products to market in an efficient manner.
Our competitive advantage is due in part to our ability to develop and introduce new and sustainable products in a timely manner at favorable margins. The development and commercialization cycle of new products can be lengthy and involve high levels of investment. New products may not meet sales or margin expectations due to many factors, including our inability to

(i) accurately predict demand, end-user preferences and evolving industry and regulatory standards; (ii) resolve technical and technological challenges in a timely and cost-effective manner; or (iii) achieve manufacturing efficiencies.
Unfavorable customer responses to price increases could have a material adverse impact on our sales and earnings.
From time to time, and especially in periods of rising raw material costs, we increase the prices of our products. Significant price increases could impact our earnings depending on, among other factors, the pricing by competitors of similar products and the response by customers to higher prices. Such price increases may result in lower sales volume and a subsequent decrease in gross margin and adversely impact our results of operations.
Cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows.
We, like other global companies, are subject to an increasing number of cybersecurity threats which pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyberattacks or security breaches of our networks or systems, or networks or systems of our customers and key vendors, could result in the loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could materially adversely affect our business, consolidated financial condition and results of operations. In addition, geopolitical tensions and instability may heighten our risk of cybersecurity incidents. To mitigate these threats to our business, we maintain a cybersecurity program aligned with industry frameworks designed to protect, detect, and respond to internal and external threats. For additional discussion of our cybersecurity risk management, strategy, and governance, see Part I, Item 1C., "Cybersecurity," below. While we have experienced, and expect to continue to experience, occasional attacks attempting to breach the security of our network and systems, none have resulted in a breach with material impact or any penalties or settlement for the three years ended December 31, 2023.
We also maintain and have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer controls. Despite our continued efforts to protect such sensitive, confidential or personal data or information, our facilities and systems and those of our customers and third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our business, consolidated financial condition, results of operations, or cash flows.
The regulatory environment surrounding cybersecurity and data privacy is increasingly demanding, with new and changing regulations. We could be required to expend additional resources, which could be material, to comply with any such regulations, and failure to comply could subject us to significant penalties or claims.
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

Supply chain disruptions related to the transport of raw materials, components and/or finished goods may delay the timing of when we are able to manufacture our product or serve our customers, which could adversely affect our business, consolidated financial condition, results of operations, or cash flows.
We rely on third-party logistics suppliers for the distribution and transportation of raw materials, components, operating supplies and products. Delays, fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure may adversely impact our ability to manufacture and distribute products. The Company may also incur higher tariffs and duties to obtain materials from suboptimized sourcing locations. Additionally, transportation costs may increase as freight carriers raise prices to address the overall market conditions. There is no guarantee that we will be able to recover any past or future increases in transportation costs. While we have a geographically diverse international presence and are situated in close proximity to many significant customers, future supply chain disruptions related to the transport of raw materials and/or finished goods could adversely affect our business, consolidated financial condition, results of operations, or cash flows.
A major loss of or disruption in our manufacturing and distribution operations or our information systems and telecommunication resources could adversely affect our business, consolidated financial condition, results of operations, or cash flows.
If we were to experience a natural disaster, such as a hurricane, tornado, earthquake or other severe weather event, a casualty loss from an event such as a fire or flood, at one of our larger strategic facilities, or experience adverse impacts, such as plant shutdowns or travel restrictions due to regional or global human health related illness or if such events were to affect a key supplier, our supply chain or our information systems and telecommunication resources, then there could be a material adverse effect on our consolidated financial condition or results of operations. We are dependent on internal and third-party information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for fulfilling and invoicing customer orders, applying cash receipts, and placing purchase orders with suppliers, making cash disbursements, and conducting marketing activities, data processing and electronic communications among business locations.
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
We depend on the skills, working relationships, and continued services of employees, including our direct manufacturing employees. The labor market in many geographic regions, including the U.S., is becoming increasingly competitive. Higher turnover may lead to reductions in operational efficiencies. Additionally, in Europe and Latin America, many of our employees are represented by either labor unions or workers' councils and are covered by collective bargaining agreements that are generally renewable on an annual basis. As is the case with any negotiation, we may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. A shortage in the labor pool and other general inflationary pressures or changes, the results of our labor negotiations and changes to applicable laws and regulations could increase labor costs, or cause a disruption in operations, which could materially adversely affect our business.

Legal, Regulatory and Compliance Risks
Regulations on recycling or environmental sustainability could adversely impact our business.
A number of governmental authorities, both in the U.S. and abroad, have adopted or are considering legislation aimed at reducing the amount of plastic waste. Such legislation included banning or restricting the use of certain materials in packaging products (such as polyvinylidene chloride), mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging materials, requiring retailers or manufacturers to take back packaging used for their products, and establishing other Extended Producer Responsibility requirements for plastic packaging manufacturers. Such legislation, as well as voluntary initiatives, aimed at reducing the level of plastic wastes could, among other things, reduce the demand for certain plastic packaging products, force the adoption of alternative materials, limit the availability of certain raw materials, and result in greater costs for manufacturers of plastic packaging products. If we are unable to successfully manage these risks, our business, financial condition and results of operations could be materially and adversely affected.
Multiple U.S. states have passed laws regulating the use of PFAS in food packaging materials. In addition, the EU, Australia, and Canada have either passed laws or expressed intent to regulate PFAS in packaging materials. Currently, we are in compliance with U.S. regulations and have reformulated certain of our U.S. food packaging products to be in compliance with anticipated regulations. We are continuing the effort to extend those actions to product formulations in other regions to comply with future requirements. To the best of our knowledge, we are in compliance with all current global regulations regarding the use of PFAS. If the regulations extend to non-food products, there may be risks (such as additional costs) associated with the manufacture and use of those products.
As countries progress towards long-term environmental stewardship goals, we expect laws and tax policy to continue to advance in this regard. We have established processes and internal goals related to operating efficiency in matters such as greenhouse gas emissions, energy usage, and water consumption. There is no guarantee these internal goals will be as comprehensive as future legislation in the jurisdictions in which we operate.
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
We cannot predict with reasonable certainty the future cost to us of environmental compliance, product registration, or other regulatory requirements. Environmental laws and other regulatory requirements have become more stringent and complex over time. Our environmental costs and operating expenses will be subject to evolving regulatory requirements and will depend on the scope and timing of the effectiveness of requirements in various jurisdictions. As a result of such requirements, we may be subject to an increased regulatory burden. Increased compliance costs, increasing risks and penalties associated with violations, or our inability to market some of our products in certain jurisdictions may have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows.
We are subject to taxation and tax audits or investigations in multiple jurisdictions. As a result, any adverse development in the tax laws of any of these jurisdictions or any disagreement by the tax authorities with our tax positions could have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows.
We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and our corporate and financing structure. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied.
There are various jurisdictions in which we operate which are actively considering changes to existing tax laws, that, if enacted, could increase our tax obligations in countries where we do business. In particular, the OECD (the "Organization for Economic Co-operation and Development") has proposed a global minimum tax of 15% of reported profits (Pillar Two) that has been agreed upon in principle by over 140 countries. During 2023, many countries took steps to incorporate Pillar Two model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar Two. Additional changes in tax laws, as a result of Pillar Two or otherwise, could increase our overall taxes and our business, consolidated financial condition or results of operations could be adversely affected in a material way.
We are also subject to tax audits or investigations in various jurisdictions that can result in assessments against us and the tax authorities in any applicable jurisdiction, including the U.S., may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. Successful challenge by the tax authorities of the tax treatment or characterization of any of our transactions, or developments in an audit, investigation, or other tax dispute can have a material effect on our operating results or cash flows in the period or periods in which that development occurs. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals. Although we believe our tax estimates are reasonable, the final outcome of audits, investigations, and any other tax controversies could be materially different from our historical accruals.
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
Approximately 47% of our net sales in 2023 were generated outside the U.S. We translate sales and other results denominated in foreign currency into U.S. dollars for our Consolidated Financial Statements. As a result, the Company is exposed to currency fluctuations both in receiving cash from its international operations and in translating its financial results into U.S. dollars. During periods of a strengthening U.S. dollar, our reported international sales and net earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. Foreign exchange rates can also impact the competitiveness of products produced in certain jurisdictions and exported for sale into other jurisdictions. These changes may impact the value received for the sale of our goods versus those of our competitors. The Company cannot predict the effects of exchange rate fluctuations on its future operating results. As exchange rates vary, the Company's results of operations and profitability may be adversely impacted. While we use financial instruments to hedge certain foreign currency exposures, this does not insulate us completely from foreign currency effects and exposes us to counterparty credit risk for non-performance. See Note 15, “Derivatives and Hedging Activities,” for additional information. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may negatively impact the Company's results of operations.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing our senior secured credit facilities, the indentures that govern our senior notes and the agreements covering our accounts receivable securitization programs restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
In addition, we conduct a substantial portion of our operations through our subsidiaries, certain of which are not guarantors of our indebtedness. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our indebtedness, our subsidiaries do not have any obligation to pay amounts due on indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. The indentures governing certain of our senior notes and the credit agreement governing the senior secured credit facilities limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us. These limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
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
The terms of our senior secured credit facilities, our accounts receivable securitization programs, our supply chain financing programs, and our senior notes indentures may restrict our current and future operations, particularly our ability to respond to changes in market conditions or to take certain actions.
Our senior secured credit facilities, our accounts receivable securitization programs and our senior notes indentures contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

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
In addition, the restrictive covenants in our senior credit facilities require us to maintain a specified net leverage ratio. Our ability to meet this financial ratio can be affected by events beyond our control.
A breach of the covenants under our senior notes indentures or under our senior secured credit facilities could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under our senior secured credit facilities would permit the lenders under our senior secured credit facilities to terminate all commitments to extend further credit under those facilities. Furthermore, if we were unable to repay the amounts due and payable under our senior secured credit facilities or our senior secured notes, those lenders or note holders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or note holders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
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
Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2023, we had $1,058 million of long-term borrowings under our senior secured credit facilities at variable interest rates. A 1/8% increase or decrease in the assumed interest rates on the senior secured credit facilities would result in a $1.3 million increase or decrease in annual interest expense. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Overview of Cybersecurity Risk Management
The Company maintains a cybersecurity program that is designed to identify, prevent, detect, respond to, and recover from cybersecurity threats, and protect the confidentiality, integrity, and availability of our information technology, including the information residing on such systems. The Company has a dedicated Chief Information Security Officer (CISO) with overall responsibility for developing and implementing the global cyber strategy, risk management, and operational initiatives. The Company leverages recognized cybersecurity frameworks to organize, improve, and assess its cybersecurity program and to manage and reduce cybersecurity risk. The global information security team, under the direction of the CISO, develops, implements, and manages cybersecurity-related internal controls and risk processes for the Company, with internal controls consisting of a mix of administrative, technical, and physical controls.
We deploy, configure, and maintain numerous technologies to enforce security policies, detect and protect against cybersecurity threats, and help safeguard the Company’s information systems and assets. We operate a Security Operation Center (SOC) to monitor cybersecurity threats, coordinate incident response resources, and reduce response times. Our internal SOC team is augmented by a third-party managed security services provider. The Company maintains a cybersecurity incident response plan that provides a structured approach for the Company’s response to cybersecurity incidents. Under the plan, cybersecurity incidents are escalated based on a defined incident severity scale, including to the Board of Directors as appropriate. To improve preparedness for a cybersecurity incident, we conduct tabletop exercises multiple times throughout the year. These exercises are conducted by internal team members and in some instances with assistance from third-party experts. The Company’s cybersecurity program also includes regular cybersecurity trainings for staff. We actively evaluate the training effectiveness and adjust the trainings based on the evaluations.
The Company’s cybersecurity program is periodically reviewed and adjusted by the CISO's office so that it can remain flexible and responsive as circumstances evolve, new cybersecurity threats emerge, and regulations change.
Engagement of Third Parties
We engage third-party cybersecurity consultants and experts to supplement staffing of our SOC as well as to assess, validate, and enhance our security practices, including conducting cybersecurity maturity assessments, vulnerability assessments, and penetration tests. As part of the incident response process described above, we engage third-party experts as needed to support the incident response team, such as external legal advisors, cybersecurity forensic firms, and other specialists.
Third Party Service Provider Risk Management
Vendor risk assessment is part of the Company’s cybersecurity program, which facilitates management of third-party service providers’ IT-related risks. Third-party service providers that have access to the Company’s network, data and information are subject to a cybersecurity due diligence process and the corresponding security control requirements based on the nature of the engagement. The vendor risk assessment process is reviewed at least annually.
Risks from Material Cybersecurity Threats
Cybersecurity risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows. Refer to Part I, Item 1A, "Risk Factors," for more information on SEE’s risks relating to our technologies, systems, and networks.
Governance of Cybersecurity Risk Management
The Board of Directors has oversight responsibility for our risk management programs, including cybersecurity risk management. The Board of Directors has delegated the specific responsibility of cybersecurity risk oversight to the Audit Committee, although the Board remains actively involved in overseeing cybersecurity risk management, both through presentations given by management during Board meetings, as well as through regular reports from the Audit Committee on its cybersecurity risk oversight activities.
Our Chief Information Officer (CIO) and CISO provide cybersecurity updates to the Audit Committee three times each year and the Board at least annually. These updates cover various topics, including information relating to cybersecurity strategy, program management, and performance trends. In addition to this regular reporting, significant cybersecurity risks or threats may also be escalated on as needed basis to the Audit Committee and the Board of Directors.
The Company’s management team is responsible for the day-to-day assessment and management of cybersecurity risks. As mentioned above, a dedicated CISO leads the information security team and is responsible for the Company’s cybersecurity risk management and strategy. The CISO has an MBA from Northwestern University's Kellogg School of Business, a master's degree in electrical and computer engineering from the University of Alberta and more than 20 years of experience in information security and risk management with companies in various sectors. The CISO reports to the CIO, who is responsible for global IT strategy and IT operations across the enterprise. The CIO has a degree in computer science and mathematics from Wofford College and has over 30 years of experience in the IT industry, spanning various roles and sectors.

As part of its overall Enterprise Risk Management (ERM) program, the Company identifies and assesses cybersecurity risks on an annual basis. The ERM program includes identification, assessment and management of risks, including cybersecurity risks. Business process owners incorporate risk management philosophy, exposures, mitigating activities, and key indicators to develop strategies and actions. The ERM Steering Committee, comprised of senior level executives, is responsible for assessing cybersecurity risks, providing direction and oversight for risk mitigation actions, and assisting the Board of Directors in overseeing the Company’s cybersecurity risks.

Item 2. Properties
We manufacture products in 105 facilities, with 15 of those facilities serving both of our reportable segments. The following table shows our manufacturing facilities by geographic region and our business segment reporting structure:

Properties by Geographic Region	Number of Manufacturing Facilities	Food Manufacturing Facilities	Protective Manufacturing Facilities
Americas	46	18	32
Europe, Middle East and Africa ("EMEA")	28	15	19
Asia, Australia and New Zealand ("APAC")	31	11	25
Total	105	44	76
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
We also occupy facilities containing sales, distribution, technical, warehouse or administrative functions at a number of locations in the U.S. and in many foreign countries/territories. Some of these facilities are located on the manufacturing sites that we own and some of these are leased. Stand-alone facilities of these types are generally leased. Our global headquarters is located in an owned property in Charlotte, North Carolina. For a list of those countries and territories outside of the U.S. where we have operations, see Global Scale and Market Access within “Competitive Strengths” in Part I, Item 1, "Business."
We believe that our manufacturing, warehouse, office and other facilities are well maintained, suitable for their purposes and adequate for our needs.

Item 3. Legal Proceedings
The information set forth in Note 20, “Commitments and Contingencies,” of Part II, Item 8, “Financial Statements and Supplemental Data,” under the captions “Settlement Agreement Tax Deduction,” “Securities Class Action” and “Environmental Matters” is incorporated herein by reference.
The Company has received litigation demand letters from purported stockholders of the Company. In the letters, the stockholders alleged, among other things, substantially the same wrongdoing as that alleged in the securities class action complaint described in Note 20, “Commitments and Contingencies,” as well as allegations of breach of fiduciary duty, unjust enrichment and waste of corporate assets for failure to correct the alleged false and misleading statements, insider sales of the company’s stock, compensation benefiting from the alleged artificially inflated stock value, company repurchases of shares based on the alleged inflated stock value, and costs in connection with lawsuits and internal investigations. The letters either demand that the Company file suit against certain current and former directors and officers or indicate that the Company file suit against Ernst & Young, several of its current or former partners and the Company’s former CFO, William Stiehl, as applicable. The Board of Directors considered and addressed the litigation demands, and to the best of our knowledge, the matters have been resolved as of January 2024.
We are also involved in various other legal actions incidental to our business. To the best of our knowledge, after consulting with counsel, the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.

Item 4. Mine Safety Disclosures
Not applicable.

Information About Our Executive Officers
The information appearing in the table below sets forth the current position or positions held by each of our executive officers, the officer’s age as of January 31, 2024, the year in which the officer was first elected to the position currently held with us and the year in which such person was first elected an officer. All of our officers serve at the pleasure of the Board of Directors.
There are no family relationships among any of our executive officers or directors.

Name and Current Position	Age as of January 31, 2024	First Elected to Current Position	First Elected an Executive Officer
Emile Z. Chammas Interim Co-President and Co-Chief Executive Officer, and Chief Operating Officer	55	2023	2010
Dustin J. Semach Interim Co-President and Co-Chief Executive Officer, and Chief Financial Officer	42	2023	2023
Tobias Grasso, Jr. President, Americas	60	2021	2022
Gerd Wichmann President, Europe, Middle East and Africa	55	2020	2022
Alessandra Faccin Assis President, Asia Pacific	45	2022	2022
Angel S. Willis Vice President, General Counsel & Secretary	53	2019	2020
Jannick C. Thomsen Vice President, Chief People and Digital Officer	41	2022	2022
Shuxian (Susan) Yang Vice President, Treasurer, Investor Relations, and Strategic Growth Finance	52	2022	2022
Veronika Johnson Chief Accounting Officer and Controller	41	2023	2023
Mr. Chammas was named Interim Co-President and Co-Chief Executive Officer, and Chief Operating Officer in October 2023. Mr. Chammas was previously appointed as Senior Vice President and Chief Operating Officer in 2022. He joined the Company in 2010 and had served as Senior Vice President, Chief Transformation and Manufacturing/Supply Chain Officer since 2019. Mr. Chammas leads the global procurement and manufacturing organizations with a focus on SEE Operational Excellence across the Company. He also served as Chief Transformation Officer, reflecting his company-wide leadership of the Reinvent SEE business transformation. From 2010 to 2019, Mr. Chammas served as Senior Vice President and Chief Supply Chain Officer. Prior to joining the Company, Mr. Chammas was Vice President, Worldwide Supply Chain, for the Wm. Wrigley Jr. Company, a confectionery company, from 2008 through 2010, and served in management positions of increasing responsibility in supply chain, operations and procurement with the Wm. Wrigley Jr. Company from 2002 through 2008.
Mr. Semach was named Interim Co-President and Co-Chief Executive Officer, and Chief Financial Officer in October 2023. Mr. Semach initially joined the Company as Chief Financial Officer-Designate effective April 17, 2023, and became Chief Financial Officer in May 2023. Prior to joining the Company, Mr. Semach served as Chief Financial Officer of TTEC Holdings, Inc., a global customer experience technology and services provider (“TTEC”), from November 2021 to April 2023, after joining TTEC, in December 2020 as part of its planned Chief Financial Officer succession. Prior to joining TTEC, Mr. Semach served as Chief Financial Officer at Rackspace Technology, Inc., a global cloud services provider, from July 2019 to November 2020, and prior to that he held various key leadership roles at DXC Technology Company, an information technology services company, from January 2013 to July 2019.
Mr. Grasso was named President of the Americas region of the Company in 2021. He was appointed as an executive officer of the Company in 2022. In his current role, he is responsible for business and commercial strategy implementation and the Americas results for our Food and Protective segments. Mr. Grasso began his career at Sealed Air in 2015 and managed the Company’s food packaging business as Vice President of Latin America and then President of North America. Prior to joining the Company, Mr. Grasso served as President of Mosaic Brazil for The Mosaic Company from 2005 to 2015, a leading integrated producer and marketer of concentrated phosphate and potash. Mr. Grasso started his career at Cargill, one of the top producers and distributors of agricultural products and spent 18 years at the company ultimately serving in several management and leadership positions in the food, agriculture and beverage businesses.

Mr. Wichmann was named President of the Europe, Middle East and Africa ("EMEA") region of the Company in 2020. He was appointed as an executive officer of the Company in 2022. In his current role, he is responsible for business and commercial strategy implementation and the EMEA results for our Food and Protective segments. Mr. Wichmann joined the Company in 1994, starting his career with Cryovac as an application engineer. After that, he held multiple positions of increasing responsibility in research and development, portfolio, EMEA marketing, as well as a general management role for the food equipment business globally. Most recently, he served as Vice President & General Manager of Protective Packaging - EMEA prior to his current role.
Ms. Faccin was named President of the Asia Pacific ("APAC") region of the Company in 2022. She was appointed as an executive officer of the Company in 2022. In her current role, she is responsible for business and commercial strategy implementation and the APAC results for our Food and Protective segments. Ms. Faccin joined the Company in 2013 as Vice President, Financial Planning & Analysis, and has held various leadership positions throughout her career with the Company. She was Vice President and Treasurer from 2015 to 2017 and again most recently in 2021, where she was responsible for all treasury functions including access to capital markets and capital allocation strategy. From 2018 to 2020, she led the Protective Packaging business in North America as Vice President and General Manager, where she headed the Company’s integration of the acquisition of Automated Packaging Systems. Prior to joining the Company, she held various finance roles at The Dow Chemical Company from 2009 to 2012 and at Rohm and Haas from 1999 to 2009.
Ms. Willis joined the Company in 2019 as Vice President, General Counsel and Secretary. She was appointed as an executive officer of the Company in 2020. Prior to joining the Company, Ms. Willis served as Vice President & Deputy General Counsel at Ingersoll Rand. In that role, she led the legal aspects of strategic transactions such as mergers and acquisitions and all legal affairs for Europe, Middle East, India and Africa. Overall, Ms. Willis held numerous legal roles with broad scope supporting commercial business units, functions and regions at Ingersoll Rand from 2005 through 2018. Prior to joining Ingersoll Rand, Ms. Willis was Corporate Counsel at Cummins, Inc. and Associate at Ice Miller, LLP.
Mr. Thomsen joined the Company in 2022 as Vice President, Chief People and Digital Officer. He was appointed as an executive officer of the Company in 2022. In his current role, he is responsible for multiple global functions, including Human Resources, Business Process Improvement and Digital. Prior to joining the Company, Mr. Thomsen served as a Partner at McKinsey & Company, where he worked from 2006 to 2022, where he focused on driving growth and digital transformation for private equity-owned and publicly listed companies in North America, Europe and Asia. Before this, he worked in the finance and investment sector where he spent time at an investment bank in Scandinavia.
Ms. Yang was named Vice President, Treasurer, Investor Relations and Strategic Growth Finance in 2022. She was appointed as an executive officer of the Company in 2022. In her current role, she is responsible for all treasury functions, investor relations and enterprise risk management. In addition, she provides financial leadership for SEE's equipment and automation business. She joined the Company in 2014 as Americas Finance Director for the Protective business, and has held various leadership positions throughout her career with the Company including Global Finance Director for Food, Vice President of the Global Commercial Finance team and Vice President of Corporate Financial Planning and Analysis. Prior to joining the Company, Ms. Yang held various finance roles at the Dow Chemical Company from 2009 to 2014 and Rohm & Haas Company from 2001 to 2009.
Ms. Johnson was appointed as Chief Accounting Officer and Controller in 2023. She was appointed as an executive officer of the Company in 2023. Since 2018, she served as the Company’s Vice President, Global Business Services, responsible for record-to-report, order-to-cash and procure-to-pay transaction processing across the globe. Prior to that, she served in various accounting leadership positions since joining the Company in 2015. Prior to joining the Company, Ms. Johnson spent over eight years in public accounting in roles of increasing responsibility. Ms. Johnson is a Certified Public Accountant.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock is listed on the New York Stock Exchange with the trading symbol SEE. As of February 15, 2024, there were approximately 2,667 holders of record of our common stock.
Common Stock Performance Comparisons
The following graph shows, for the five years ended December 31, 2023, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2018 in our common stock. The graph compares this return (“SEE”) with that of comparable investments assumed to have been made on the same date in: (a) the Standard & Poor’s 500 Stock Index (“Composite S&P 500”) and (b) a market capitalization-weighted self-constructed peer group (“Peer Group”).
The Peer Group includes Sealed Air and the following companies: AptarGroup, Inc.; Ashland Global Holdings Inc.; Avery Dennison Corporation; Avient Corporation; Axalta Coating Systems Ltd.; Ball Corporation; Berry Global Group, Inc.; Celanese Corporation; Crown Holdings, Inc.; Dover Corporation; Fortive Corporation; Graphic Packaging Holding Company; Packaging Corporation of America; Silgan Holdings Inc.; and Sonoco Products Company. The Peer Group is consistent with the peer companies used by the P&C Committee in 2023 in connection with certain aspects of our executive compensation programs. The P&C Committee selected Peer Group companies primarily in the materials sector that are comparable to Sealed Air based on sales, number of employees, and market capitalization.
Total return for each assumed investment assumes the reinvestment of all dividends on December 31 of the year in which the dividends were paid.

5 Year Compound Annual Growth Rate
SEE: 2.5%
Composite S&P 500: 15.5%
Peer Group: 10.8%

250.00
200.00
150.00
100.00
50.00
0.00
2018
2019
2020
2021
2022
2023
SEE
Composite S&P 500
Peer Group

Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended December 31, 2023, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of September 30, 2023				$536,509,713
October 1, 2023 through October 31, 2023	—	$—	—	536,509,713
November 1, 2023 through November 30, 2023	—	$—	—	536,509,713
December 1, 2023 through December 31, 2023	—	$—	—	536,509,713
Total	—		—	$536,509,713

(1)On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This program has no expiration and replaced the previous authorization. It does not obligate us to repurchase any specified amount of shares and remains subject to the discretion of the Board of Directors. As of December 31, 2023, there was $537 million remaining under the currently authorized repurchase program. From time to time we acquire shares by means of open-market transactions, including through plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and privately negotiated transactions, including accelerated share repurchase programs, or other methods, pursuant to our publicly announced program described above, subject to market or other conditions, covenants in our senior secured credit facility and applicable regulatory requirements. In addition, we have historically withheld shares from awards under our 2014 Omnibus Incentive Plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan. During the three months ended December 31, 2023, no shares were withheld pursuant to this provision.

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
Business Overview and Reportable Segments
Sealed Air Corporation (“SEE”, “Sealed Air”, or the “Company”, also referred to as “we”, “us”, or “our”) is a leading global provider of packaging solutions that integrate sustainable, high-performance materials, automation, equipment and services. SEE designs, manufactures and delivers packaging solutions that preserve food, protect goods and automate packaging processes. We deliver our packaging solutions to an array of end markets including fresh proteins, foods, fluids and liquids, medical and life science, e-commerce retail, logistics and omnichannel fulfillment operations, and industrials. In February 2023, we acquired Liquibox and expanded our product offerings to liquid packaging and dispensing solutions for food, beverage, consumer goods and industrial end markets. Our portfolio of solutions includes leading brands such as CRYOVAC® brand food packaging, LIQUIBOX® brand liquids systems, SEALED AIR® brand protective packaging, AUTOBAG® brand automated packaging systems, and BUBBLE WRAP® brand packaging.
The Company’s Food and Protective segments are considered reportable segments under FASB ASC Topic 280. Our reportable segments are aligned with similar groups of products and customers. Corporate includes certain costs that are not allocated to the reportable segments. See Note 6, “Segments,” for additional information.
We employ sales, marketing and customer service personnel throughout the world who sell and market our products and services. Food solutions are largely sold directly to end customers, while Protective solutions are sold through a strategic network of distributors as well as directly to end customers. We generally do not impose annual minimum purchase volume requirements on our distributors. Product returns from our distributors in 2023 were not material. In 2023, 2022 or 2021, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales.
On a consolidated basis, there normally is minimal seasonality in the business, with net sales historically being slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter. Our consolidated results of operations typically trend directionally the same as our net sales seasonality. In 2023, we experienced slightly higher net sales in the second half of the year as compared to the first half which was partially due to the impact of foreign currency translation and the timing of the Liquibox acquisition. Approximately 45% of Food's sales are subject to formula based pricing, predominantly within North America and APAC, which lags raw material cost movement by approximately six months, on average.
Cash flow from operations tends to be lower in the first quarter and higher in the fourth quarter, reflecting seasonality of sales and working capital changes, including the timing of certain annual incentive compensation payments. During 2023, the Company generated $523 million in cash flow from operations in the second half of the year, compared to a use of $7 million in the first half of 2023. The first half of 2023 was impacted by a $175 million tax deposit that was made in April 2023 to the IRS related to the resolution of prior year tax matters.
The timing and seasonality of our results of operations may be difficult to predict if significant one-time transactions, events or non-recurring charges were to impact our business. Additionally, changes in end-consumer behavior have in the past impacted the timing and seasonality of results of operations.
Competition for our packaging products is based primarily on packaging performance characteristics, automation, sustainability-related characteristics of the materials, service, and price. Since competition is also based upon innovations in packaging technology, we maintain ongoing research and development programs to enable us to maintain technological leadership. Competition is both global and regional in scope and includes numerous smaller, local competitors with limited product portfolios and geographic reach.
Our net sales are sensitive to developments in our customers’ business or market conditions, changes in the global economy, and the effects of foreign currency translation. Our costs can vary materially due to changes in input costs, including petrochemical-related costs (primarily resin costs), which are not within our control. Consequently, our management focuses on reducing those costs that we can control and using petrochemical-based and other raw materials efficiently. Our global presence helps mitigate the impact of localized changes in business conditions.

Our balanced capital allocation strategy is designed to maximize value for our shareholders with the goal to deliver above-market profitable organic growth, attractive returns on invested capital and return capital to shareholders in the form of dividends. We enable our growth strategy by investing, scaling, and shaping our portfolio of solutions through capital expenditures, research and development spend and acquisitions. Following our acquisition of Liquibox, we are focused on strengthening our balance sheet through the repayment of debt.
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
The non-U.S. GAAP financial metrics exclude certain specified items (“Special Items”), including restructuring charges and restructuring associated costs, amortization of intangible assets and inventory step-up expense related to the acquisition of Liquibox, adjustments in the valuation of our "SEE Ventures" portfolio (which may include debt or equity investments), and other charges related to acquisitions and divestitures, gains and losses related to acquisitions and divestitures, special tax items or tax benefits (collectively, “Tax Special Items”) and certain other items. We evaluate unusual or special items on an individual basis. Our evaluation of whether to exclude an unusual or special item for purposes of determining our non-U.S. GAAP financial measures considers both the quantitative and qualitative aspects of the item, including among other things (i) its nature, (ii) whether or not it relates to our ongoing business operations, and (iii) whether or not we expect it to occur as part of our normal business on a regular basis. As of 2023, the Company is now including, within its definition of Special Items, amortization expenses of intangibles from the Liquibox acquisition and future significant acquisitions. The change is prospective and does not impact previously presented results. This change was made to better align the Company's definitions of Special Items with those of its peers, to better reflect the Company's operating performance, and to increase the usefulness of such measures for our stakeholders.
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is defined as Earnings before Interest Expense, Taxes, Depreciation and Amortization, adjusted to exclude the impact of Special Items. Management uses Adjusted EBITDA as one of many measures to assess the performance of the business. Additionally, Adjusted EBITDA is the performance metric used by the Company's chief operating decision maker to evaluate performance of our reportable segments. Adjusted EBITDA is also a metric used to determine performance under the Company's Annual Incentive Plan. We do not believe there are estimates underlying the calculation of Adjusted EBITDA, other than those inherent in our U.S. GAAP results of operations, which would render the use and presentation of Adjusted EBITDA misleading. While the nature and amount of individual Special Items vary from period to period, we believe our calculation of

Adjusted EBITDA is applied consistently to all periods and, in conjunction with other U.S. GAAP and non-U.S. GAAP financial measures, Adjusted EBITDA provides a useful and consistent comparison of our Company's performance to other periods.
The following table shows a reconciliation of U.S. GAAP Net Earnings from continuing operations to non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations:

	Year Ended December 31,
(In millions)	2023	2022	2021
Net earnings from continuing operations	$339.3	$491.3	$491.2
Interest expense, net	263.0	162.3	167.8
Income tax provision	90.4	238.0	225.0
Depreciation and amortization, net of adjustments(1)	239.6	236.8	232.2
Special Items:
Liquibox intangible amortization	27.9	—	—
Liquibox inventory step-up amortization	10.2	—	—
Restructuring charges	15.6	12.1	14.5
Other restructuring associated costs	34.5	9.3	16.5
Foreign currency exchange loss due to highly inflationary economies	23.1	8.8	3.6
Loss on debt redemption and refinancing activities	13.2	11.2	18.6
Impairment loss/fair value (gain) on equity investments, net	—	30.6	(6.6)
Impairment of debt investment	—	—	8.0
Contract terminations	14.6	—	—
Charges related to acquisition and divestiture activity	28.3	3.1	2.6
Gain on sale of Reflectix	—	—	(45.3)
CEO severance	6.1	—	—
Other Special Items	0.8	6.7	3.5
Pre-tax impact of Special Items	174.3	81.8	15.4
Non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations	$1,106.6	$1,210.2	$1,131.6

(1)Net of Liquibox intangible amortization of $28 million for the year ended December 31, 2023, which is included under Special Items.
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

	Year Ended December 31,
	2023		2022		2021
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
U.S. GAAP Net earnings and diluted EPS from continuing operations	$339.3	$2.34	$491.3	$3.33	$491.2	$3.22
Special Items(1)	122.0	0.84	113.7	0.77	49.6	0.33
Non-U.S. GAAP Adjusted net earnings and adjusted diluted EPS from continuing operations	$461.3	$3.18	$605.0	$4.10	$540.8	$3.55
Weighted average number of common shares outstanding – Diluted		144.9		147.4		152.4

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
The following table shows our calculation of the non-U.S. GAAP Adjusted income tax rate:

	Year Ended December 31,
(In millions)	2023	2022	2021
U.S. GAAP Earnings before income tax provision from continuing operations	$429.7	$729.3	$716.2
Pre-tax impact of Special Items	174.3	81.8	15.4
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$604.0	$811.1	$731.6

U.S. GAAP Income tax provision from continuing operations	$90.4	$238.0	$225.0
Tax Special Items(1)	20.0	(49.4)	(31.9)
Tax impact of Special Items(2)	32.3	17.5	(2.3)
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$142.7	$206.1	$190.8

U.S. GAAP Effective income tax rate	21.0%	32.6%	31.4%
Non-U.S. GAAP Adjusted income tax rate	23.6%	25.4%	26.1%

(1)For the year ended December 31, 2023, Tax Special Items reflect adjustments related to the settlement of the IRS audit partially offset by accruals for uncertain tax positions. For the year ended December 31, 2022, Tax Special Items primarily reflect accruals for uncertain tax positions. For the year ended December 31, 2021, Tax Special Items consist primarily of accruals for uncertain tax positions and revaluation of deferred tax assets for foreign legislation changes.
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
Refer to the specific table presented later in our Management’s Discussion and Analysis of Financial Condition and Results of Operations under Analysis of Historical Cash Flow for reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP measure.
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
Refer to the specific table presented later in our Management’s Discussion and Analysis of Financial Condition and Results of Operations under Outstanding Indebtedness for reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP measure.
Executive Summary for 2023
Throughout 2023, our end markets were challenged as we faced multiple headwinds including soft retail demand in the Food markets and continued market pressures and destocking in the industrial and fulfillment sectors. Pricing pressures increased in 2023 as consumers and customers reacted to lingering inflation and economic uncertainty which led customers to pull inventory below historical levels and reduce capital spending. While automation, digital and sustainability continue to be key enablers of long-term growth, we shifted our focus to address these current market dynamics.
We are reevaluating our solutions portfolio and go-to-market strategies, with a focus on meeting our customers’ evolving packaging needs in our core Food and Protective markets. In 2023, we made strategic decisions to close several businesses and continue to evaluate the portfolio for further areas to optimize and unlock value. We balanced our innovation efforts between long-term higher risk and reward projects and shorter-term projects that address our customers’ more immediate needs and continue to lead with automation solutions, providing our customers with a single point of contact for both materials and equipment.

In February 2023, we acquired Liquibox for approximately $1.17 billion which has accelerated our fast-growing fluids and liquids business. Liquibox is a pioneer, innovator and manufacturer of Bag-in-Box sustainable liquids packaging and dispensing solutions for food, beverage, consumer goods and industrial end markets. With Cryovac and Liquibox technologies converging, we are well-positioned to capitalize on new opportunities in areas such as ready-to-drink liquids, consumer packaged goods, sauces and condiments, wine and spirits and more.
In August of 2023, we introduced the new 3-year CTO2Grow Program, which seeks to improve the efficiency and effectiveness of our solutions-focused go-to-market organization, optimize our portfolio with a focus on automation, digital and sustainable solutions, streamline our supply chain footprint and drive SG&A productivity. The CTO2Grow Program aims to drive annualized savings in the range of $140 to $160 million by the end of 2025. The total cash cost of this program is estimated to be in the range of $140 to $160 million. While we have made good progress on the CTO2Grow Program and portfolio optimization during 2023, we are accelerating the program to get ahead of future market impacts. See Note 12, “Restructuring Activities,” for additional details regarding the Company’s restructuring programs.
Current Trends and Forward Looking Expectations
We expect overall demand for our solutions in 2024 to be consistent with the prior year as our end markets will continue to be challenged with no near-term catalysts for growth. We expect our fluids and liquids business to be the fastest growing part of our portfolio driven by continued progress with Liquibox and acceleration of new customers and applications with Cryovac. We have seen the Protective segment demand begin to stabilize and we are planning to continue to expand our fiber-based solutions.
Our automation solutions, which experienced strong revenue growth in 2023, have a muted outlook for 2024 as bookings have trended down due to economic uncertainties and higher interest rates impacting our customers. The pricing environment is expected to be more challenging in 2024 as competition continues to intensify.
We expect cost savings from the CTO2Grow Program as well as incremental productivity benefits to offset expected labor inflation. We expect the benefits and savings associated with the CTO2Grow Program to drive operational efficiencies and benefits in 2024 and beyond.

Highlights of Financial Performance
Below are the highlights of our financial performance for the three years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,			% Change
(In millions, except per share amounts)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net sales	$5,488.9	$5,641.9	$5,533.8	(2.7)%	2.0%
Gross profit	$1,641.3	$1,772.9	$1,680.9	(7.4)%	5.5%
As a % of net sales	29.9%	31.4%	30.4%
Operating profit	$754.6	$944.8	$900.9	(20.1)%	4.9%
As a % of net sales	13.7%	16.7%	16.3%
Net earnings from continuing operations	$339.3	$491.3	$491.2	(30.9)%	—%
Gain on sale of discontinued operations, net of tax	2.3	0.3	15.6	#	(98.1)%
Net earnings	$341.6	$491.6	$506.8	(30.5)%	(3.0)%
Basic:
Continuing operations	$2.35	$3.37	$3.26	(30.3)%	3.4%
Discontinued operations	0.02	—	0.10	#	#
Net earnings per common share - basic	$2.37	$3.37	$3.36	(29.7)%	0.3%
Diluted:
Continuing operations	$2.34	$3.33	$3.22	(29.7)%	3.4%
Discontinued operations	0.02	—	0.10	#	#
Net earnings per common share - diluted	$2.36	$3.33	$3.32	(29.1)%	0.3%
Weighted average number of common shares outstanding:
Basic	144.4	145.9	150.9
Diluted	144.9	147.4	152.4
Non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations(1)	$1,106.6	$1,210.2	$1,131.6	(8.6)%	6.9%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$3.18	$4.10	$3.55	(22.4)%	15.5%

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
Foreign Currency Translation Impact on Consolidated Financial Results
Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. Historically, the most significant currencies that have impacted the translation of our consolidated financial results are the euro, the Australian dollar, the Mexican peso, the Canadian dollar, the British pound, the Chinese Renminbi, the Brazilian real, the New Zealand dollar and the Argentine peso.
The following table presents the approximate favorable or (unfavorable) impact that foreign currency translation had on certain components of our consolidated financial results:

(In millions)	2023 vs. 2022	2022 vs. 2021
Net sales	$(100.1)	$(224.2)
Cost of sales	86.6	165.9
Selling, general and administrative expenses	4.5	23.3
Non-U.S. GAAP Adjusted EBITDA	11.1	(33.4)
Net Sales by Geographic Region
The following tables present the components of the change in net sales by geographic region for the year ended December 31, 2023 compared with 2022 and for the year ended December 31, 2022 compared with 2021.

(In millions)	Americas		EMEA		APAC		Total
2022 Net Sales	$3,718.5	65.9%	$1,160.0	20.6%	$763.4	13.5%	$5,641.9	100.0%

Price	(16.1)	(0.4)%	43.0	3.7%	21.0	2.7%	47.9	0.8%
Volume(1)	(257.9)	(7.0)%	(103.3)	(8.9)%	(24.6)	(3.2)%	(385.8)	(6.8)%
Total organic change (non-U.S. GAAP)	(274.0)	(7.4)%	(60.3)	(5.2)%	(3.6)	(0.5)%	(337.9)	(6.0)%
Acquisition	204.8	5.5%	50.5	4.4%	29.7	3.9%	285.0	5.1%
Total constant dollar change (non-U.S. GAAP)	(69.2)	(1.9)%	(9.8)	(0.8)%	26.1	3.4%	(52.9)	(0.9)%
Foreign currency translation	(71.0)	(1.9)%	(0.9)	(0.1)%	(28.2)	(3.7)%	(100.1)	(1.8)%
Total change (U.S. GAAP)	(140.2)	(3.8)%	(10.7)	(0.9)%	(2.1)	(0.3)%	(153.0)	(2.7)%

2023 Net Sales	$3,578.3	65.2%	$1,149.3	20.9%	$761.3	13.9%	$5,488.9	100.0%

(In millions)	Americas		EMEA		APAC		Total
2021 Net Sales	$3,522.3	63.6%	$1,200.0	21.7%	$811.5	14.7%	$5,533.8	100.0%

Price	521.4	14.8%	136.7	11.4%	39.9	4.9%	698.0	12.6%
Volume(1)	(255.2)	(7.2)%	(55.2)	(4.6)%	(20.0)	(2.4)%	(330.4)	(6.0)%
Total organic change (non-U.S. GAAP)	266.2	7.6%	81.5	6.8%	19.9	2.5%	367.6	6.6%
(Divestiture) Acquisition	(41.0)	(1.2)%	5.7	0.5%	—	—%	(35.3)	(0.6)%
Total constant dollar change (non-U.S. GAAP)	225.2	6.4%	87.2	7.3%	19.9	2.5%	332.3	6.0%
Foreign currency translation	(29.0)	(0.8)%	(127.2)	(10.6)%	(68.0)	(8.4)%	(224.2)	(4.0)%
Total change (U.S. GAAP)	196.2	5.6%	(40.0)	(3.3)%	(48.1)	(5.9)%	108.1	2.0%

2022 Net Sales	$3,718.5	65.9%	$1,160.0	20.6%	$763.4	13.5%	$5,641.9	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
Net Sales by Segment
The following tables present the components of change in net sales by reportable segment for the year ended December 31, 2023 compared with 2022, and for the year ended December 31, 2022 compared with 2021.

(In millions)	Food		Protective		Total Company
2022 Net Sales	$3,317.2	58.8%	$2,324.7	41.2%	$5,641.9	100.0%

Price	70.2	2.1%	(22.3)	(1.0)%	47.9	0.8%
Volume(1)	(58.8)	(1.8)%	(327.0)	(14.0)%	(385.8)	(6.8)%
Total organic change (non-U.S. GAAP)	11.4	0.3%	(349.3)	(15.0)%	(337.9)	(6.0)%
Acquisition	285.0	8.6%	—	—%	285.0	5.1%
Total constant dollar change (non-U.S. GAAP)	296.4	8.9%	(349.3)	(15.0)%	(52.9)	(0.9)%
Foreign currency translation	(93.9)	(2.8)%	(6.2)	(0.3)%	(100.1)	(1.8)%
Total change (U.S. GAAP)	202.5	6.1%	(355.5)	(15.3)%	(153.0)	(2.7)%

2023 Net Sales	$3,519.7	64.1%	$1,969.2	35.9%	$5,488.9	100.0%

(In millions)	Food		Protective		Total Company
2021 Net Sales	$3,112.8	56.3%	$2,421.0	43.7%	5,533.8	100.0%

Price	396.3	12.7%	301.7	12.5%	$698.0	12.6%
Volume(1)	(62.7)	(2.0)%	(267.7)	(11.1)%	(330.4)	(6.0)%
Total organic change (non-U.S. GAAP)	333.6	10.7%	34.0	1.4%	367.6	6.6%
Acquisition (Divestiture)	5.7	0.2%	(41.0)	(1.7)%	(35.3)	(0.6)%
Total constant dollar change (non-U.S. GAAP)	339.3	10.9%	(7.0)	(0.3)%	332.3	6.0%
Foreign currency translation	(134.9)	(4.3)%	(89.3)	(3.7)%	(224.2)	(4.0)%
Total change (U.S. GAAP)	204.4	6.6%	(96.3)	(4.0)%	108.1	2.0%

2022 Net Sales	$3,317.2	58.8%	$2,324.7	41.2%	$5,641.9	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
The following net sales discussion is on a reported and constant dollar basis.
Food
2023 compared with 2022
As reported, net sales increased approximately $203 million, or 6%, in 2023 compared with 2022. Foreign currency had a negative impact of $94 million. On a constant dollar basis, net sales increased $296 million, or 9%, in 2023 compared with 2022 primarily due to the following:
•$284 million related to the Liquibox acquisition; and
•favorable pricing of $70 million, with increases across all regions in response to the inflationary environment, including impacts from formula pass-throughs and U.S. dollar-based pricing in Latin America.
These increases were partially offset by:
•lower volumes of $59 million, primarily due to food retail market declines and the adverse impact from prior supply disruptions, partially offset by growth in our food automation solutions and our fluids and liquids portfolio.
2022 compared with 2021
As reported, net sales increased $204 million, or 7%, in 2022 compared with 2021. Foreign currency had a negative impact of $135 million. On a constant dollar basis, net sales increased $339 million, or 11%, in 2022 compared with 2021 primarily due to the following:

•favorable pricing of $396 million, primarily reflecting price realization, with increases across all regions in response to the inflationary environment; and
•acquisition impact of $6 million.
These increases were partially offset by:
•lower volumes of $63 million, primarily due to food retail market declines across the Americas and EMEA regions and the adverse impact from prior supply disruptions.
Protective
2023 compared with 2022
As reported, net sales decreased approximately $356 million, or 15%, in 2023 compared with 2022. Foreign currency had a negative impact of $6 million. On a constant dollar basis, net sales decreased $349 million, or 15%, in 2023 compared with 2022 primarily due to the following:
•lower volumes of $327 million, across all regions, primarily due to continued market pressures and destocking in the industrial and fulfillment sectors; and
•unfavorable pricing of $22 million.
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
These decreases were partially offset by:
•favorable pricing of $302 million, primarily reflecting price realization, with increases across all regions in response to the inflationary environment.
Cost of Sales
Cost of sales for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,			% Change
(In millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net sales	$5,488.9	$5,641.9	$5,533.8	(2.7)%	2.0%
Cost of sales	3,847.6	3,869.0	3,852.9	(0.6)%	0.4%
As a % of net sales	70.1%	68.6%	69.6%

2023 compared with 2022
As reported, cost of sales decreased by $21 million, or 0.6%, in 2023 as compared to 2022. Cost of sales was impacted by favorable foreign currency translation of $87 million. As a percentage of net sales, cost of sales increased by 150 basis points, from 68.6% in 2022 to 70.1% in 2023, primarily driven by cost under-absorption and inefficiency from lower sales volume.
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

Selling, General and Administrative Expenses
SG&A expenses for the years ended December 31, 2023, 2022 and 2021 are included in the table below.

	Year Ended December 31,			% Change
(In millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Selling, general and administrative expenses	$759.1	$786.2	$772.4	(3.4)%	1.8%
As a % of net sales	13.8%	13.9%	14.0%
2023 compared with 2022
As reported, SG&A expenses decreased $27 million in 2023 as compared to 2022. SG&A expenses were impacted by favorable foreign currency translation of $5 million. On a constant dollar basis, SG&A expenses decreased approximately $23 million, or 3%. The decrease in SG&A expenses was primarily due to lower incentive compensation expenses, partially offset by the impact of acquisition activity.
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
Amortization Expense of Intangible Assets
Amortization expense of intangible assets for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,			% Change
(In millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Amortization expense of intangible assets	$62.7	$36.1	$38.8	73.7%	(7.0)%
As a % of net sales	1.1%	0.6%	0.7%
The increase in amortization expense of intangible assets in 2023 compared with 2022 was primarily due to the amortization of Liquibox intangible assets, partially offset by lower amortization of enterprise-wide capitalized software assets.
The decrease in amortization expense of intangibles in 2022 compared with 2021 was primarily due to lower amortization of capitalized software.
CTO2Grow Program
See Note 12, “Restructuring Activities” for additional details regarding the Company’s restructuring programs discussed below.
In August 2023, the Sealed Air Board of Directors approved a new 3-year CTO2Grow Program. The CTO2Grow Program seeks to improve the efficiency and effectiveness of our solutions-focused go-to-market organization, optimize our portfolio with a focus on automation, digital and sustainable solutions, streamline our supply chain footprint and drive SG&A productivity. The CTO2Grow Program aims to drive annualized savings in the range of $140 to $160 million by the end of 2025. The total cash cost of the CTO2Grow Program is estimated to be in the range of $140 to $160 million, which we expect to be incurred primarily in 2024 and 2025.
For the year ended December 31, 2023, the Company incurred cash expense including $17 million of restructuring charges related to headcount reductions, $15 million associated with contract terminations, and $2 million of other associated costs for the CTO2Grow Program. For the year ended December 31, 2023, the Company incurred non-cash expense of approximately $33 million primarily related to the impairment of property and equipment and inventory obsolescence charges associated with the Kevothermal and plant-based rollstock business closures, and other activities as part of the CTO2Grow Program.

Cash outlay for restructuring and restructuring related activities for the CTO2Grow Program was $7 million during the year ended December 31, 2023. We expect cash outlay for restructuring and restructuring associated costs for the CTO2Grow Program to be approximately $75 million during the year ending December 31, 2024.
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
Interest expense, net for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,			Change
(In millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Interest expense on our various debt instruments:
Term Loan A due August 2022	$—	$1.4	$6.1	$(1.4)	$(4.7)
Term Loan A due July 2023(1)	—	0.2	2.6	(0.2)	(2.4)
Term Loan A due March 2027(2)	33.4	13.8	—	19.6	13.8
Term Loan A2 due March 2027(3)	44.7	—	—	44.7	—
Revolving credit facility due July 2023	—	0.3	1.4	(0.3)	(1.1)
Revolving credit facility due March 2027(2)	8.4	0.7	—	7.7	0.7
4.875% Senior Notes due December 2022(1)	—	—	16.3	—	(16.3)
5.250% Senior Notes due April 2023(4)	—	6.9	23.2	(6.9)	(16.3)
4.500% Senior Notes due September 2023(5)	1.7	19.6	21.9	(17.9)	(2.3)
5.125% Senior Notes due December 2024(6)	20.0	22.5	22.5	(2.5)	—
5.500% Senior Notes due September 2025	22.5	22.4	22.4	0.1	—
1.573% Senior Secured Notes due October 2026(1)	10.5	10.5	2.7	—	7.8
4.000% Senior Notes due December 2027	17.6	17.5	17.5	0.1	—
6.125% Senior Notes due February 2028(5)	45.5	—	—	45.5	—
5.000% Senior Notes due April 2029(4)	21.8	15.2	—	6.6	15.2
7.250% Senior Notes due February 2031(6)	3.6	—	—	3.6	—
6.875% Senior Notes due July 2033	31.2	31.2	31.1	—	0.1
Other interest expense(7)	29.7	16.2	13.8	13.5	2.4
Less: capitalized interest	(13.1)	(8.9)	(6.8)	(4.2)	(2.1)
Less: interest income	(14.5)	(7.2)	(6.9)	(7.3)	(0.3)
Total	$263.0	$162.3	$167.8	$100.7	$(5.5)

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
(3)On December 8, 2022, the Company and certain of its subsidiaries entered into an amendment to the Fourth Amended and Restated Credit Agreement whereby the Company's existing senior secured credit facility was amended and provided for a new $650 million incremental term facility. On February 1, 2023, the Company used proceeds from the new incremental term facility to finance the Liquibox acquisition.

(4)On April 19, 2022, the Company issued $425 million of 5.000% senior notes due April 2029. The proceeds were used to repurchase the Company's 5.250% senior notes due April 2023. See Note 14, “Debt and Credit Facilities,” for further details.
(5)On January 31, 2023, the Company issued $775 million of 6.125% senior notes due February 2028. The proceeds were used in part to finance the Liquibox acquisition and to repurchase the Company's 4.500% senior notes due September 2023. See Note 14, “Debt and Credit Facilities,” for further details.
(6)On November 20, 2023, the Company issued $425 million of 7.250% senior notes due February 2031. The proceeds were used to repurchase the Company's 5.125% senior notes due December 2024. See Note 14, “Debt and Credit Facilities,” for further details.
(7)Other includes expense associated with borrowings under our U.S. and European accounts receivable securitization programs, accounts receivable factoring agreements, and borrowings under various lines of credit.
Other Expense, net
Impairment (loss)/fair value gain on equity investments, net
For the years ended December 31, 2023, 2022 and 2021, SEE recorded none, a net loss of $31 million and a fair value gain of $7 million, respectively, related to SEE Ventures equity investments. The 2022 net loss on equity investments is comprised of a $32 million impairment loss, partially offset by a $1 million fair value gain. See Note 16, "Fair Value Measurements, Equity Investments and Other Financial Instruments," for further details.
Loss on debt redemption and refinancing activities
In 2023, Sealed Air issued $425 million of 7.250% Senior Notes due 2031. The proceeds were used to repurchase the Company's 5.125% Senior Notes due 2024. We recognized an $8 million pre-tax loss on such repurchase, primarily driven by the tender offer consideration beyond the principal amount of the notes tendered. In addition, the Company issued $775 million of 6.125% Senior Notes due 2028. The proceeds were used in part to repurchase the Company's 4.500% Senior Notes due 2023. We recognized a pre-tax loss of $5 million on such repurchase, primarily driven by the tender offer consideration beyond the principal amount of the notes tendered. See Note 14, "Debt and Credit Facilities," for further details.
In 2022, Sealed Air issued $425 million of 5.000% Senior Notes due 2029. The proceeds were used to repurchase the Company's 5.250% Senior Notes due 2023. We recognized a pre-tax loss of approximately $11 million on such repurchase, primarily driven by the tender offer consideration beyond the principal amount of the notes tendered. In addition, the Company entered into the Fourth Amended and Restated Credit Agreement during 2022 and, as a result, recognized a pre-tax loss of approximately $1 million. See Note 14, "Debt and Credit Facilities," for further details.
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

See Note 23, “Other Expense, net,” for the additional components of Other expense, net.
Income Taxes
The table below shows our effective income tax rate (“ETR”).

Year Ended	Effective Tax Rate
2023	21.0%
2022	32.6%
2021	31.4%

Our ETR for the year ended December 31, 2023 was 21.0%, which aligned with the U.S. statutory rate of 21%. The Company's ETR was increased by state income tax expense, and foreign earnings subject to higher tax rates, and decreased by the reductions in unrecognized tax benefits and tax credits.
Our ETR for the year ended December 31, 2022 was 32.6% compared to the U.S. statutory rate of 21%. The Company's ETR was increased by unrecognized tax benefits, state income tax expense, and foreign earnings subject to higher tax rates, and decreased by tax credits and the effect of equity compensation.
Our ETR for the year ended December 31, 2021 was 31.4% compared to the U.S. statutory rate of 21%. The Company's ETR was increased by unrecognized tax benefits, state income tax expense, legislative and administrative changes to enacted statutes and foreign earnings subject to higher tax rates, and decreased by research credits.
Our ETR depends upon the realization of our net deferred tax assets. We have deferred tax assets related to non-deductible interest, capitalized expenses, accruals not yet deductible for tax purposes, state and foreign net operating loss carryforwards, tax credits, employee benefit items, and other items.
As previously disclosed, the IRS had proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion in settlement payments made pursuant to the Settlement agreement (as defined in Note 20, “Commitments and Contingencies”) and the resulting reduction of our U.S. federal tax liability by approximately $525 million. We reached a definitive agreement with the IRS Independent Office of Appeals to settle the matter during the fourth quarter of 2023. See Note 19, "Income Taxes," and Note 20, "Commitments and Contingencies," for further details.
We have established valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize our deferred tax assets depends in part upon our ability to carryback any losses created by the deduction of these temporary differences, the future income from existing temporary differences, and the ability to generate future taxable income within the respective jurisdictions during the periods in which these temporary differences reverse. If we are unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Conversely, if we have sufficient future taxable income in jurisdictions where we have valuation allowances, we may be able to reduce those valuation allowances. We reported a net increase in our valuation allowance for the year ended December 31, 2023 of $26 million, primarily driven by increases in foreign net operating losses and amounts recorded in purchase accounting on Liquibox attributes. See Note 19, “Income Taxes,” for additional information.
We reported a net benefit for unrecognized tax benefits in the year ended December 31, 2023 of $22 million, primarily related to the audit settlement in North America. Interest and penalties on tax assessments are included in Income tax provision on the Consolidated Statements of Operations.
Net Earnings from Continuing Operations
Net earnings from continuing operations for the years ended December 31, 2023, 2022 and 2021 are included in the table below.

	Year Ended December 31,			% Change
(In millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net earnings from continuing operations	$339.3	$491.3	$491.2	(30.9)%	—%

For 2023, net earnings were unfavorably impacted by $122 million of Special Items after tax, primarily due to:

•restructuring and other restructuring associated costs of $50 million ($37 million, net of taxes);
•charges related to acquisition and divestiture activity of $28 million ($23 million, net of taxes);
•Liquibox intangible amortization of $28 million ($21 million, net of taxes);
•foreign currency loss on highly inflationary economies of $23 million ($23 million, net of taxes);
•contract terminations related to business closure activity of $15 million ($11 million, net of taxes);
•$13 million ($10 million, net of taxes) loss on debt redemption and refinancing activities; and
•Liquibox inventory step-up expense of $10 million ($8 million, net of taxes).
These expenses were partially offset by:
•Tax Special Items income of $20 million reflecting adjustments related to the settlement of the IRS audit, partially offset by accruals for uncertain tax positions.
For 2022, net earnings were unfavorably impacted by $114 million of Special Items after tax. Special Items were primarily comprised of:
•$49 million of Tax Special Items related primarily to increases in uncertain tax positions;
•$31 million ($23 million, net of taxes) net loss on equity investments;
•$21 million ($17 million, net of taxes) of restructuring and other restructuring associated costs in support of the Reinvent SEE business transformation; and
•$11 million ($8 million, net of taxes) loss on debt redemption and refinancing activities.
For 2021, net earnings were unfavorably impacted by $50 million of Special Items after tax, which were primarily due to:
•Tax Special Items of $32 million, consisting of interest and other adjustments to existing unrecognized tax positions and deferred tax revaluations associated with legislative changes and administrative interpretations to enacted statutes;
•restructuring and other restructuring associated costs of $31 million ($23 million, net of taxes);
•loss on debt redemption of $19 million ($14 million, net of taxes); and
•impairment of debt investment of $8 million ($6 million, net of taxes).
These expenses were partially offset by:
•a gain on sale of Reflectix of $45 million ($28 million, net of taxes); and
•an increase in the fair value of equity investments of $7 million ($5 million, net of taxes).
Gain on Sale of Discontinued Operations, net of tax
Gain on sale of discontinued operations, net of tax for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Gain on sale of discontinued operations, net of tax	$2.3	$0.3	$15.6
On March 25, 2017, we entered into a definitive agreement to sell our Diversey Care division and the food hygiene and cleaning business within our Food Care division (collectively, "Diversey") for gross proceeds of $3.2 billion. The transaction was completed on September 6, 2017. The sale of Diversey qualified as discontinued operations.
During 2023 and 2022, we recorded a net gain of $2 million and less than $1 million, respectively, on the sale of discontinued operations. The gain relates primarily to the expiration of statutes on Diversey tax-related indemnification liabilities.
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
The table below sets forth the Segment Adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,			% Change
(In millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Food	$775.0	$755.1	$688.4	2.6%	9.7%
Adjusted EBITDA Margin	22.0%	22.8%	22.1%
Protective	361.8	465.6	446.2	(22.3)%	4.3%
Adjusted EBITDA Margin	18.4%	20.0%	18.4%
Corporate	(30.2)	(10.5)	(3.0)	#	#
Non-U.S. GAAP Consolidated Adjusted EBITDA	$1,106.6	$1,210.2	$1,131.6	(8.6)%	6.9%
Adjusted EBITDA Margin	20.2%	21.5%	20.4%
#    Denotes where percentage change is not meaningful.
The following is a discussion of the factors that contributed to the change in Segment Adjusted EBITDA for the year ended December 31, 2023, compared to 2022, and the year ended December 31, 2022, compared to 2021.
Food
2023 compared with 2022
On a reported basis, Segment Adjusted EBITDA increased $20 million in 2023 as compared to 2022. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $10 million. On a constant dollar basis, Segment Adjusted EBITDA increased $30 million, or 4%, in 2023 as compared to 2022 primarily due to the impact of:
•contributions from the Liquibox acquisition of $64 million.
This increase was partially offset by:
•lower volume/mix of $18 million;
•unfavorable net price realization (which includes price realization less inflation on direct material, non-material and labor costs) of $8 million; and
•higher operating costs of $8 million primarily driven by lower efficiencies from lower sales volume and higher tax on certain foreign currency transactions in Argentina partially offset by lower incentive compensation.
2022 compared with 2021
On a reported basis, Segment Adjusted EBITDA increased $67 million in 2022 as compared to 2021. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $23 million. On a constant dollar basis, Segment Adjusted EBITDA increased $90 million, or 13%, in 2022 as compared to 2021 primarily due to the impact of:
•favorable net price realization of $113 million.
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
Protective
2023 compared with 2022
On a reported basis, Segment Adjusted EBITDA decreased $104 million in 2023 as compared to 2022. Segment Adjusted EBITDA was impacted by favorable foreign currency translation of less than $1 million. On a constant dollar basis, Segment Adjusted EBITDA decreased $104 million, or 22%, in 2023 as compared to 2022 primarily due to the impact of:
•lower volume/mix of $137 million across all regions and most of the portfolio; and
•unfavorable net price realization of $4 million.
These decreases were partially offset by:
•lower operating costs of $37 million, including lower incentive compensation and the realization of cost saving initiatives.
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
Corporate
2023 compared with 2022
Corporate Adjusted EBITDA decreased by $20 million on an as reported basis compared to 2022, primarily driven by foreign currency losses and higher pension expense.
2022 compared with 2021
Corporate Adjusted EBITDA decreased by $8 million on an as reported basis compared to 2021, primarily driven by foreign currency losses, lower pension income and higher bank fee expenses in 2022.
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
SEE has other principal contractual obligations which include agreements to purchase an estimated amount of goods, including raw materials, or services, including energy, assumed in the normal course of business. These obligations are enforceable and legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions and the approximate timing of the purchase. We may purchase additional goods or services above the minimum requirements of these obligations and, as a result use additional cash. See Note 20, “Commitments and Contingencies,” for additional information.
Liability for Unrecognized Tax Benefits
At December 31, 2023, we had liabilities for unrecognized tax benefits and related interest of $290 million, of which $2 million is reflected in Other current liabilities on our Consolidated Balance Sheet for the amounts expected to settle in 2024. See Note 19, “Income Taxes,” for further discussion.
Off-Balance Sheet Arrangements
We have reviewed our off-balance sheet arrangements and have determined that none of those arrangements have a material current effect or is reasonably likely to have a material future effect on our Consolidated Financial Statements, liquidity, capital expenditures or capital resources.
Income Tax Payments
We expect tax payments on our operations to be approximately $160 million in 2024. Future payments are uncertain and dependent on a number of factors including the amount of future taxable income. The results of ongoing appeals or audits by various taxing authorities, including the IRS, could increase our tax payments.
Interest Payments
Estimated future interest payments on the Company’s senior notes and senior secured credit facility through fiscal 2033 are expected to be $1,184 million, including $255 million expected in 2024, based on interest rates at December 31, 2023.
Contributions to Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
We maintain defined benefit pension plans and other post-employment benefit plans for some of our U.S. and our non-U.S. employees. We currently expect our contributions to these plans to be approximately $10 million in 2024. Additionally, we expect benefits related to these plans paid directly by the Company to be approximately $9 million in 2024. Future contributions and benefits paid directly by the Company are uncertain and rely on a number of factors including performance of underlying assets, future cash out flows of the plans, actuarial assumptions and funding discussions with boards charged with governance for some of our international plans. Refer to Note 17, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” and Note 18, “Other Post-Employment Benefit Plans,” for additional information related to these plans.
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
Capital Expenditures
We expect payments for capital expenditures to be approximately $230 million in 2024.
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
As of December 31, 2023, we had cash and cash equivalents of $346 million, of which approximately $289 million, or 83%, was located outside of the U.S. We believe our U.S. cash balances and committed liquidity facilities available to U.S. borrowers are sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that, in the near term, cash located outside of the U.S. will be needed to satisfy our obligations, dividends and other demands for cash in the U.S. Of the cash balances located outside of the U.S., approximately $12 million are in the Company's subsidiaries in Russia and Ukraine. We have no other material cash balances deemed to be trapped as of December 31, 2023.
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

	December 31,
(In millions)	2023	2022
Cash and cash equivalents	$346.1	$456.1
See “Analysis of Historical Cash Flow” below.
Accounts Receivable Securitization Programs
At December 31, 2023, we had total availability of $135 million and total outstanding borrowings of $133 million under our U.S. and European accounts receivable securitization programs. At December 31, 2022, we had $135 million available to us and no outstanding borrowings under the programs.
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
Gross amounts received under these programs for the year ended December 31, 2023 were $750 million, of which $186 million was received in the fourth quarter. Gross amounts received under these programs for the year ended December 31, 2022 were $659 million, of which $161 million was received in the fourth quarter. If these programs had not been in effect for the year ended December 31, 2023, we would have been required to collect the invoice amounts directly from the relevant customers in accordance with the agreed payment terms. Approximately $170 million in incremental trade receivables would have been outstanding at December 31, 2023 if collection on such invoice amounts were made directly from our customers on the invoice due date and not through our customers' supply chain financing arrangements or our factoring program.
The increase in gross amounts factored under these programs from 2022 to 2023 primarily relates to increased use of our trade receivable factoring program as well as higher utilization of certain customers' supply chain financing arrangement during 2023.
Lines of Credit
At December 31, 2023 and 2022, we had a $1 billion revolving credit facility program, with $1 billion and $985 million available at December 31, 2023 and 2022, respectively, as part of our senior secured credit facility. We had no outstanding borrowings under the facility at December 31, 2023 and 2022. At December 31, 2023 and 2022, we had $8 million and $7 million, respectively, outstanding under various lines of credit extended to our subsidiaries. See Note 14, “Debt and Credit Facilities,” for further details.
London Interbank Offered Rate (LIBOR) Phase Out
In July 2017, the UK's Financial Conduct Authority (FCA), which regulates LIBOR, announced the phase out of LIBOR. In March 2021, the FCA announced that specific U.S. dollar LIBOR tenors (overnight, 1-month, 3-month, 6-month and 12-month) would continue to be published until June 30, 2023, while the 1-week and 2-month tenors would no longer be published effective December 31, 2021. Similarly, all tenors for EUR, CHF, JPY and GBP LIBOR currencies are no longer being published effective December 31, 2021. Regulators in the U.S. and other jurisdictions have worked to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR). The phase-out of LIBOR did not have a material impact on our financing or liquidity. In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04. This ASU, along with subsequently issued ASU 2021-01 and ASU 2022-06, are designed to ease the potential burden in accounting for reference rate reform; however, neither the LIBOR phase-out nor these ASUs had a material impact on the Company.
SOFR
On March 25, 2022, the Company and certain of its subsidiaries entered into a fourth amended and restated syndicated facility agreement whereby its existing senior secured credit facility was amended and restated (the “Fourth Amended and Restated Credit Agreement”) which converted the facilities rate from a LIBOR-based rate to a SOFR-based rate. See Note 14, “Debt and Credit Facilities” for further details.
Covenants
At December 31, 2023, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” within Note 14, “Debt and Credit Facilities”, which require us, among other things, to maintain a maximum leverage ratio of debt to EBITDA of 5.00 to 1.00 when following the consummation of a material acquisition. In accordance with the terms of the Fourth Amended and Restated Credit Agreement, our maximum leverage ratio of debt to EBITDA will reduce to 4.50 to 1.00 in the second quarter of 2024. At December 31, 2023, as calculated under the covenant, our leverage ratio was 3.79 to 1.00. We expect to be in continued compliance with our debt covenants including the covenant leverage ratio over the next 12 months.
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

As of December 31, 2023 and 2022, our accounts payable balances included $153 million and $140 million, respectively, related to invoices from suppliers participating in the program. The cumulative amounts settled through the supply chain financing programs for the year ended December 31, 2023 were $377 million, compared to $463 million for the year ended December 31, 2022. See Note 2, "Summary of Significant Accounting Policies and Recently Issued Accounting Standards" for further details.
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
Outstanding Indebtedness
At December 31, 2023 and 2022, our total debt outstanding and our non-U.S. GAAP net debt consisted of the amounts set forth in the following table.

	December 31,
(In millions)	2023	2022
Short-term borrowings	$140.7	$6.6
Current portion of long-term debt	35.7	434.0
Total current debt	176.4	440.6
Total long-term debt, less current portion(1)	4,513.9	3,237.9
Total debt	4,690.3	3,678.5
Less: Cash and cash equivalents	(346.1)	(456.1)
Non-U.S. GAAP net debt	$4,344.2	$3,222.4

(1)    Amounts are net of unamortized discounts and debt issuance costs of $37 million and $19 million as of December 31, 2023 and 2022, respectively.
See Note 14, “Debt and Credit Facilities,” for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Consolidated Statements of Cash Flows in the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,			Change
(In millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net cash provided by operating activities	$516.2	$613.3	$709.7	$(97.1)	$(96.4)
Net cash used in investing activities	(1,378.2)	(243.0)	(125.7)	(1,135.2)	(117.3)
Net cash provided by (used in) financing activities	755.7	(446.7)	(575.8)	1,202.4	129.1
Effect of foreign currency exchange rate changes on cash and cash equivalents	(3.7)	(28.5)	4.1	24.8	(32.6)
In addition to net cash from operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, as certain debt servicing requirements or other non-discretionary expenditures are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of non-U.S. GAAP free cash flow for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,			Change
(In millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Cash flow provided by operating activities	$516.2	$613.3	$709.7	$(97.1)	$(96.4)
Capital expenditures	(244.2)	(237.3)	(213.1)	(6.9)	(24.2)
Non-U.S. GAAP free cash flow	$272.0	$376.0	$496.6	$(104.0)	$(120.6)
Operating Activities
2023 vs. 2022
Net cash provided by operating activities was $516 million during 2023, as compared to $613 million during 2022.
The decrease in cash flow from operating activities was primarily driven by $195 million of tax payments and deposits related to the resolution of certain tax matters and lower earnings and adjustments to reconcile net earnings to net cash provided by operating activities ("non-cash adjustments") recorded in 2023 compared to the same period in 2022. Net earnings plus non-cash adjustments was a source of cash of $718 million in the year ended December 31, 2023 compared to $797 million in 2022.
Other assets and liabilities unfavorably impacted cash flow by $154 million compared to 2022. This was primarily driven by the reduction in the reserve for uncertain tax positions and the impact of incentive compensation, including higher cash payments made during the first quarter 2023, as compared to the prior year, coupled with a lower accrual as of December 31, 2023, as compared to the prior year.
This was partially offset by higher net cash provided by our working capital accounts (inventories, trade receivables and accounts payable), which was $335 million favorable in 2023 compared to 2022. Inventory was favorable $315 million compared to 2022, primarily due to planned stock build in 2022 compared to inventory reduction efforts in 2023. The impact of trade receivables on cash flow from operating activities was $71 million favorable compared to 2022, as a result of the year over year impact of our accounts receivable factoring program and an increase in collections from our customers. The favorable cash flow impact of trade receivables and inventory was partially offset by accounts payable, which was unfavorable by $51 million compared to 2022, primarily due to lower purchases related to the current year inventory reduction efforts and lower sales volume.
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
Income taxes had a $59 million unfavorable indirect cash flow impact driven primarily by higher tax payments made in 2022 as compared to prior year.
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
Investing Activities
2023 vs. 2022
Net cash used in investing activities was $1,378 million during 2023, compared to net cash used in investing activities of $243 million during 2022.
The increase in net cash used in investing activities was largely due to acquisition activities, primarily related to the Liquibox acquisition, of $1,161 million. See Note 5, "Acquisition and Divestiture Activity," for further details.
This increase was partially offset by a source of cash of $3 million in 2023 primarily due to the sale of an equity investment compared to a use of cash of approximately $11 million in 2022 related to investments in SEE Ventures initiatives. In addition, there was a higher source of cash from the settlement of foreign currency contracts which generated $12 million in 2023 as compared to $5 million in 2022.
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

Financing Activities
2023 vs. 2022
Net cash provided by financing activities was $756 million during 2023, compared to net cash used in financing activities of $447 million during 2022.
The increase in cash flows from financing activities was primarily due to debt related activities, which generated $984 million of cash in 2023. Debt proceeds included the issuance of $425 million 7.250% Senior Notes due 2031, less $4 million in capitalized issuance costs, $775 million 6.125% Senior Notes due 2028, less $12 million in capitalized issuance costs, $650 million of proceeds from Term Loan A due 2027, less $11 million in capitalized issuance costs and $132 million of net proceeds from short-term borrowings. The proceeds were partially offset by debt payments of $970 million related to the extinguishment of 5.125% Senior Notes due 2024 and 4.500% Senior Notes due 2023 (including the early payment premiums of $12 million) and the repayment of $100 million of the incremental Term Loan A due 2027 during the fourth quarter of 2023.
In addition, cash used for share repurchases was $80 million during 2023, compared to $280 million in the prior year.
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
Changes in Working Capital

	December 31,
(In millions)	2023		2022		Change
Working capital (current assets less current liabilities)	$454.3		$35.0		$419.3
Current ratio (current assets divided by current liabilities)	1.3	x	1.0	x
Quick ratio (current assets, less inventories divided by current liabilities)	0.8	x	0.6	x

The $419 million increase in working capital was primarily due to the following:
•decrease in current portion of long-term debt of $398 million, primarily due to the repurchase of $426 million 4.500% Senior Notes due September 2023;
•decrease in other current liabilities of $230 million, primarily due to decrease in uncertain tax positions related to the settlement of the IRS tax audit;
•increase in prepaid expenses and other current assets of $131 million, primarily related to the reclassification of trade receivables that serve as collateral for borrowings in our accounts receivable securitization programs;
•decrease in accounts payable of $101 million; and
•increase in advances and deposits of $60 million, primarily related to the IRS tax deposit.

The increases in working capital were partially offset by:
•decrease in trade receivables, net of $150 million, primarily due to the reclassification to prepaid expenses and other current assets related to our accounts receivable securitization programs;
•increase in short-term borrowings of $134 million;
•decrease in cash and cash equivalents of $110 million; and
•decrease in inventories, net of $92 million, due to inventory reduction efforts in 2023, partially offset by inventory acquired in the Liquibox acquisition.
Changes in Stockholders’ Equity
The $205 million increase in stockholders’ equity in 2023 compared with 2022 was due to:
•net earnings of $342 million;
•Cumulative Translation Adjustment (“CTA”) gain of $67 million;
•stock issued for profit sharing contribution paid in stock of $24 million; and
•the effect of share-based incentive compensation of $13 million, including the impact of share-based compensation expense and netting of shares to cover the employee tax withholding amounts.
These increases were partially offset by:
•dividends paid on our common stock and dividend equivalent accruals related to unvested equity awards of $116 million;
•repurchases of 1.5 million shares of our common stock for $80 million, including commissions paid (See Note 21, “Stockholders’ Equity” for further details);
•unrealized losses on derivative instruments of $24 million; and
•a net decrease in accumulated other comprehensive loss ("AOCL") of $20 million on unrecognized pension items due primarily to market conditions impacting actuarial assumptions as of our annual pension valuation date.
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
Foreign Currency Forward Contracts
At December 31, 2023, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
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
For indefinite-lived intangible assets, such as trademarks and trade names, we review for possible impairment at least annually or whenever impairment indicators are present. If a quantitative test is performed, we determine the fair value of the asset and record an impairment loss for the excess of book value over fair value, if any. In addition, in all cases of an impairment review we re-evaluate whether continuing to characterize the asset as indefinite-lived is appropriate. We recorded no impairment to indefinite-lived assets in the current year.
Goodwill
Goodwill is reviewed for possible impairment at least annually on a reporting unit level during the fourth quarter of each year. A review of goodwill may be initiated before or after conducting the annual analysis if events or changes in circumstances indicate the carrying value of goodwill may no longer be recoverable.
A reporting unit is the operating segment, or one level below the operating segment (a "component"). A component of an operating segment may be the reporting unit if the component constitutes a business for which discrete financial information is prepared and regularly reviewed by segment management and the component has economic characteristics that are different from the economic characteristics of the other components of the operating segment.
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
Alternatively, if an optional qualitative goodwill impairment assessment is not performed, we may perform a quantitative assessment. Under the quantitative assessment, we compare the fair value of each reporting unit to its carrying value, including the goodwill allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, there would be no indication of impairment. If the fair value of the reporting unit is less than the carrying value, an impairment charge would be recognized for the difference.
Under the quantitative assessment, we derive an estimate of fair value for each of our reporting units using a combination of an income approach and appropriate market approaches. Absent an indication of fair value from a potential buyer or similar specific transactions, we believe that the use of these methods provides a reasonable estimate of a reporting unit’s fair value. Fair value computed by these models is arrived at using a number of factors and inputs. There are inherent uncertainties, however, related to fair value models, the inputs and our judgment in applying them to this analysis. Nonetheless, we believe that the combination of these methods provides a reasonable approach to estimate the fair value of our reporting units.
We believe the most significant inputs while performing a quantitative assessments include:
•Forecasted future operating results: On an annual basis, the Company prepares financial projections for the upcoming operating year. These projections are based on input from the Company's leadership, strategy, commercial leadership and finance teams and are presented to our Board of Directors. We consider overall macroeconomic conditions, our forward-looking strategies, including expected benefits to be realized from our restructuring programs, as well as historical trends, to develop growth assumptions in the medium term.
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
The Company performed a quantitative assessment of goodwill by reporting unit as of October 1, 2023. We believe it is appropriate to periodically perform a quantitative assessment for our annual impairment test, even if qualitative considerations do not indicate the fair value of a reporting unit is less than its carrying value. Factors considered in our determination of when to perform an updated quantitative calculation include the length of time elapsed since our most recent quantitative assessment, changes in the business, significant acquisition and divestiture activity, the ongoing integration of acquired businesses, and changes in overall macroeconomic conditions, which may impact the fair value as determined under income and market approaches. Based on our quantitative assessment, we believe the fair value of each of our reporting units sufficiently exceeds carrying value.
The Company also assesses goodwill for impairment from time to time when warranted by the facts and circumstances surrounding individual reporting units. Subsequent to our annual impairment test date, we continued to assess whether there were changes in facts or circumstances that would lead us to believe goodwill may be impaired. No indication of goodwill impairment has been identified subsequent to our annual testing date.
In the fourth quarter of 2022 and 2021, we performed a qualitative assessment. No indication of goodwill impairment was identified in 2022 or 2021.
See Note 9, “Goodwill and Identifiable Intangible Assets, net,” for details of our goodwill balances as of 2023, 2022 and 2021.
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
At December 31, 2023, the total projected benefit obligation for our U.S. pension plan was $136 million, and the total benefit cost for the year ended December 31, 2023 was $2 million. At December 31, 2023, the total projected benefit obligation for our international pension plans was $539 million, and the total benefit cost for the year ended December 31, 2023 was $7 million. The employer service cost of our pension plans is charged to Cost of sales and Selling, general and administrative expenses. All other components of periodic benefit income or cost are recorded to Other expense, net.
Material changes to the principal assumptions could have a material impact on the costs, and the value of assets or liabilities recognized on our Consolidated Financial Statements. A 25 basis point change in the assumed discount rate and a 100 basis point change in the expected long-term rate of return on plan assets would have resulted in the following (decreases) increases in the projected benefit obligation at December 31, 2023 and the expected net periodic benefit cost for the year ending December 31, 2024:

United States	25 Basis Point Increase (In millions)	25 Basis Point Decrease (In millions)
Discount Rate
Effect on 2023 projected benefit obligation	$(2.9)	$3.0
Effect on 2024 expected net periodic benefit cost	—	—
	100 Basis Point Increase (In millions)	100 Basis Point Decrease (In millions)
Return on Assets
Effect on 2024 expected net periodic benefit cost	$(1.0)	$1.0

International	25 Basis Point Increase (In millions)	25 Basis Point Decrease (In millions)
Discount Rate
Effect on 2023 projected benefit obligation	$(15.8)	$17.0
Effect on 2024 expected net periodic benefit cost	—	—
	100 Basis Point Increase (In millions)	100 Basis Point Decrease (In millions)
Return on Assets
Effect on 2024 expected net periodic benefit cost	$(4.7)	$4.7
During the fourth quarter of 2021, the Company purchased a buy-in insurance contract which covered the remaining portion of the liability for one of our defined benefit pension plans in the UK. The total projected benefit obligation of the plan is $9 million. The projected benefit obligation was developed using actuarial assumptions that would be used in a plan termination or buy-out basis. Under a full buy-out, the liabilities are fully transferred to an insurance or annuity provider and SEE would no longer maintain the liability or administrative responsibilities. We are in the process of executing a full buy-out of the plan and now expect the transaction to be completed in 2024. As of December 31, 2023, the fair value of the assets for this plan matched the projected benefit obligation and there was no material net balance sheet position for this plan. The plan has accumulated comprehensive losses of $7 million ($5 million, net of tax), recorded within AOCL in Stockholders' equity on our Consolidated Balance Sheets as of December 31, 2023. Upon plan termination or full buy-out, the accumulated comprehensive loss would be recognized to Other expense, net within the Consolidated Statements of Operations.
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
In assessing the need for a valuation allowance on deferred tax assets, we estimate future taxable earnings and consider the feasibility of ongoing planning strategies, the realizability of tax loss carryforwards, and past operating results to determine which deferred tax assets are more likely than not to be realized in the future. Changes to tax laws, statutory tax rates and future taxable earnings can impact valuation allowances related to deferred tax assets. If actual results differ from these estimates in future periods, we may need to adjust the valuation allowance, which could have a material impact on our consolidated financial position and results of operations.
In calculating our worldwide provision for income taxes, we also evaluate our tax positions for years where the statutes of limitations have not expired. Based on this review, we may establish a liability for additional taxes and interest that could be assessed upon examination by relevant tax authorities. We adjust this liability to consider changing facts and circumstances, including the results of tax audits and changes in tax law. If the payment of additional taxes and interest proves unnecessary or less than the amount of the liability, the reversal of the liability would result in tax benefit being recognized in the period when we determine the liability is no longer necessary. If an estimate of the tax liability proves to be less than the ultimate assessment, a further charge to the income tax provision would result. These adjustments to liabilities and related expenses could materially affect our consolidated financial position and results of operations.
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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At December 31, 2023, we had no outstanding interest rate swaps, collars or options.
The information set forth in Note 15, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 16, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $82 million in the fair value of the total debt balance at December 31, 2023. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
Argentina
Economic events in Argentina, including the default on some of its international debt obligations, which have subsequently been renegotiated, exposed us to heightened levels of foreign currency exchange risks. Despite some recent debt restructuring, fluctuations in foreign exchange rates on the Argentine peso continue to impact our financial results. As of July 1, 2018, Argentina was designated as a highly inflationary economy. For the years ended December 31, 2023, 2022 and 2021, we recognized a remeasurement loss of $23 million, $9 million and $4 million, respectively, within Other expense, net on the Consolidated Statements of Operations, related to the designation of Argentina as a highly inflationary economy under U.S. GAAP. See Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards,” for additional information. As of December 31, 2023, 1% of our consolidated net sales were derived from our products sold in Argentina and net assets include $8 million of cash and cash equivalents domiciled in Argentina. Also, as of December 31, 2023, our Argentina subsidiaries had cumulative translation losses of $22 million.
Russia
Recent fluctuations of the ruble have exposed us to heightened levels of foreign currency exchange risks. As of December 31, 2023, approximately 1% of our consolidated net sales were derived from products sold in Russia. Assets include $10 million of cash and cash equivalents domiciled in Russia. Also, as of December 31, 2023, our Russia subsidiary had cumulative translation losses of $45 million.
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
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at December 31, 2023 would have caused us to pay approximately $42 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
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
In the first quarter of 2023, we entered into a series of cross-currency swaps with a combined notional amount of $433 million. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. The maturity date for this series of cross-currency swaps is February 1, 2028. The fair value of this hedge as of December 31, 2023 was a $20 million loss and is included within Other non-current liabilities on our Consolidated Balance Sheets. For the year ended December 31, 2023, we recognized $3 million of interest income related to these contracts, which is reflected in Interest expense, net on the Consolidated Statements of Operations.
For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, settlements and changes in fair values of the derivative instruments are recognized in Unrealized net loss on net investment hedges, a component of AOCL, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in Other expense, net on the Consolidated Statements of Operations.
Other Derivative Instruments
We may use other derivative instruments from time to time to manage exposure to foreign exchange rates and to access international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency.
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The U.S. dollar equivalent amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $131 million and $467 million at December 31, 2023 and 2022, respectively.
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
Pensions
Many of our U.S. and International defined benefit pension plans are invested in assets which will be used to cover future benefit payments. Assets may include investments in mutual funds, collective investment trusts, index funds, corporate bonds, government-backed bonds and insurance contracts or annuity "buy-ins." The assets include both return seeking assets and liability-hedging assets. As the population of the plan participants age and future cash flows become more certain, we undertake asset de-risking initiatives, including the purchase of buy-in contracts, particularly in the UK. These investments provide a stream of income equal to future benefit payments for pre-defined groups of participants; however, the Company maintains the primary liability for the projected benefit obligation related to these groups. As of December 31, 2023 and 2022, buy-in contracts represented $107 million, or 18%, and $98 million, or 17%, of the Company's total plan assets, respectively.

Additionally, our plan assets may, from time to time, be invested in assets designed to diversify the investment portfolio and protect against equity market movements. Some of these assets may only be redeemed on a quarterly basis. As of December 31, 2023 and 2022, equity diversifying assets represented $77 million, or 13%, and $84 million, or 15%, of the Company's total plan assets, respectively. Other than the buy-in contracts and equity diversifiers noted above, we believe that our plan assets are highly liquid and may be readily redeemed to cover necessary plan payments. There is a high degree of predictability of payments made from our defined benefit plans.
Based upon the annual valuation of our defined benefit pension plans at December 31, 2023, we expect net periodic benefit cost to be approximately $6 million in 2024. See Note 17, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” for further details on our defined benefit pension plans.
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
Sealed Air Corporation

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Sealed Air Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sealed Air Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2023 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded LB Holdco, Inc. from its assessment of internal control over financial reporting as of December 31, 2023 because it was acquired by the Company in a purchase business combination during 2023. We have also excluded LB Holdco, Inc. from our audit of internal control over financial reporting. LB Holdco, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 2% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.
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
Unrecognized Tax Benefits from Uncertain Tax Positions
As described in Notes 2 and 19 to the consolidated financial statements, the Company has recorded unrecognized tax benefits from uncertain tax positions of $236.6 million as of December 31, 2023. The Company is subject to income taxes in the U.S. and in various foreign jurisdictions. Judgment is required by management in calculating the Company’s worldwide provision for income taxes. As disclosed by management, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. If the payment of additional taxes and interest ultimately proves unnecessary or less than the amount of the reserve, the reversal of the reserves would result in tax benefits being recognized in the period when management determines the reserves are no longer necessary. If an estimate of tax reserves proves to be less than the ultimate assessment, a further charge to the income tax provision would result.
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
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 27, 2024

We have served as the Company's auditor since 2019.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(In USD millions, except share and per share data)	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$346.1	$456.1
Trade receivables, net of allowance for credit losses of $14.9 in 2023 and $11.5 in 2022	442.6	592.4
Income tax receivables	44.9	40.3
Other receivables	94.2	91.5
Advances and deposits (Note 19)	72.8	12.7
Inventories, net of inventory reserves of $43.3 in 2023 and $28.9 in 2022 (Note 7)	774.3	866.3
Prepaid expenses and other current assets	188.4	57.5
Total current assets	1,963.3	2,116.8
Property and equipment, net (Note 8)	1,416.4	1,275.9
Goodwill (Note 9)	2,892.5	2,174.5
Identifiable intangible assets, net (Note 9)	439.0	138.4
Deferred taxes	130.8	141.5
Operating lease right-of-use-assets (Note 4)	86.5	70.2
Other non-current assets	272.1	297.4
Total assets	$7,200.6	$6,214.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings (Note 14)	$140.7	$6.6
Current portion of long-term debt (Note 14)	35.7	434.0
Current portion of operating lease liabilities (Note 4)	29.2	24.0
Accounts payable	764.6	865.6
Accrued restructuring costs (Note 12)	23.1	14.7
Income tax payable	28.7	19.9
Other current liabilities (Note 13)	487.0	717.0
Total current liabilities	1,509.0	2,081.8
Long-term debt, less current portion (Note 14)	4,513.9	3,237.9
Long-term operating lease liabilities, less current portion (Note 4)	66.7	49.6
Deferred taxes	35.8	33.4
Other non-current liabilities (Note 13)	525.7	467.9
Total liabilities	6,651.1	5,870.6
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2023 and 2022	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 154,054,011 in 2023 and 233,233,456 in 2022; shares outstanding: 144,467,719 in 2023 and 144,672,113 in 2022 (Note 21)	15.4	23.3
Additional paid-in capital	1,429.5	2,155.3
Retained earnings	496.5	3,163.4
Common stock in treasury, 9,586,292 shares in 2023 and 88,561,343 shares in 2022 (Note 21)	(436.4)	(4,019.1)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(146.4)	(126.3)
Cumulative translation adjustment	(770.6)	(837.5)
Unrealized net loss on net investment hedges	(38.1)	(18.3)
Unrealized net (loss) gain on cash flow hedges	(0.4)	3.3
Total accumulated other comprehensive loss, net of taxes (Note 22)	(955.5)	(978.8)
Total stockholders’ equity	549.5	344.1
Total liabilities and stockholders’ equity	$7,200.6	$6,214.7
See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
(In USD millions, except per share data)	2023	2022	2021
Net sales	$5,488.9	$5,641.9	$5,533.8
Cost of sales	3,847.6	3,869.0	3,852.9
Gross profit	1,641.3	1,772.9	1,680.9
Selling, general and administrative expenses	759.1	786.2	772.4
(Loss) Gain on disposal and sale of businesses and property and equipment, net	(49.3)	6.3	45.7
Amortization expense of intangible assets	62.7	36.1	38.8
Restructuring charges (Note 12)	15.6	12.1	14.5
Operating profit	754.6	944.8	900.9
Interest expense, net	(263.0)	(162.3)	(167.8)
Other expense, net (Note 23)	(61.9)	(53.2)	(16.9)
Earnings before income tax provision	429.7	729.3	716.2
Income tax provision (Note 19)	90.4	238.0	225.0
Net earnings from continuing operations	339.3	491.3	491.2
Gain on sale of discontinued operations, net of tax	2.3	0.3	15.6
Net earnings	$341.6	$491.6	$506.8
Basic:
Continuing operations	$2.35	$3.37	3.26
Discontinued operations	0.02	—	0.10
Net earnings per common share - basic (Note 24)	$2.37	$3.37	$3.36
Diluted:
Continuing operations	$2.34	$3.33	$3.22
Discontinued operations	0.02	—	0.10
Net earnings per common share - diluted (Note 24)	$2.36	$3.33	$3.32
Weighted average number of common shares outstanding in millions: (Note 24)
Basic	144.4	145.9	150.9
Diluted	144.9	147.4	152.4

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2023			2022			2021
(In USD millions)	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings			$341.6			$491.6			$506.8
Other comprehensive (loss) income:
Unrecognized pension items	$(24.9)	$4.8	(20.1)	$14.2	$(3.0)	11.2	$47.7	$(12.7)	35.0
Unrealized (losses) gains on derivative instruments for net investment hedge	(26.4)	6.6	(19.8)	26.6	(6.6)	20.0	38.9	(9.7)	29.2
Unrealized (losses) gains on derivative instruments for cash flow hedge	(5.1)	1.4	(3.7)	1.3	(0.4)	0.9	5.8	(1.6)	4.2
Foreign currency translation adjustments	66.9	—	66.9	(77.0)	—	(77.0)	(38.8)	—	(38.8)
Other comprehensive income (loss)	$10.5	$12.8	23.3	$(34.9)	$(10.0)	(44.9)	$53.6	$(24.0)	29.6
Comprehensive income, net of taxes			$364.9			$446.7			$536.4
See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

(In USD millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Equity
Balance at December 31, 2020	$23.2	$2,093.0	$2,400.7	$(3,380.9)	$(963.5)	$172.5
Effect of share-based incentive compensation	—	30.2	—	—	—	30.2
Stock issued for profit sharing contribution paid in stock	—	0.2	—	27.8	—	28.0
Repurchases of common stock	—	—	—	(401.6)	—	(401.6)
Unrecognized pension items, net of taxes	—	—	—	—	35.0	35.0
Foreign currency translation adjustments	—	—	—	—	(38.8)	(38.8)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	33.4	33.4
Net earnings	—	—	506.8	—	—	506.8
Dividends on common stock ($0.76 per share)	—	—	(116.8)	—	—	(116.8)
Balance at December 31, 2021	$23.2	$2,123.4	$2,790.7	$(3,754.7)	$(933.9)	$248.7
Effect of share-based incentive compensation	0.1	25.0	—	—	—	25.1
Stock issued for profit sharing contribution paid in stock	—	6.9	—	15.8	—	22.7
Repurchases of common stock	—	—	—	(280.2)	—	(280.2)
Unrecognized pension items, net of taxes	—	—	—	—	11.2	11.2
Foreign currency translation adjustments	—	—	—	—	(77.0)	(77.0)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	20.9	20.9
Net earnings	—	—	491.6	—	—	491.6
Dividends on common stock ($0.80 per share)	—	—	(118.9)	—	—	(118.9)
Balance at December 31, 2022	$23.3	$2,155.3	$3,163.4	$(4,019.1)	$(978.8)	$344.1
Effect of share-based incentive compensation	0.1	12.7	—	—	—	12.8
Retirement of treasury shares	(8.0)	(739.4)	(2,892.4)	3,639.8	—	—
Stock issued for profit sharing contribution paid in stock	—	0.9	—	23.0	—	23.9
Repurchases of common stock	—	—	—	(80.1)	—	(80.1)
Unrecognized pension items, net of taxes	—	—	—	—	(20.1)	(20.1)
Foreign currency translation adjustments	—	—	—	—	66.9	66.9
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(23.5)	(23.5)
Net earnings	—	—	341.6	—	—	341.6
Dividends on common stock ($0.80 per share)	—	—	(116.1)	—	—	(116.1)
Balance at December 31, 2023	$15.4	$1,429.5	$496.5	$(436.4)	$(955.5)	$549.5
 See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In USD millions)	2023	2022	2021
Net earnings	$341.6	$491.6	$506.8
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	233.4	184.6	186.4
Share-based incentive compensation	33.0	50.5	43.5
Profit sharing expense	25.4	23.5	22.4
Loss on debt redemption and refinancing activities	13.2	11.2	18.6
Impairment of debt investment	—	—	8.0
Provision for allowance for credit losses on trade receivables	3.1	6.2	2.1
Provisions for inventory obsolescence	18.3	19.8	9.5
Deferred taxes, net	(27.8)	(29.7)	37.3
Net loss (gain) on disposal/sale of businesses	52.5	(0.7)	(59.3)
Impairment loss/fair value (gain) on equity investments, net	—	30.6	(6.6)
Other non-cash items	25.2	9.8	9.4
Changes in operating assets and liabilities:
Trade receivables, net	73.4	2.6	(110.9)
Inventories	136.0	(178.5)	(165.7)
Income tax receivable/payable	(0.4)	(13.6)	45.7
Accounts payable	(122.8)	(72.1)	206.1
Customer advance payments	(15.4)	1.4	15.1
Tax payments and deposits to resolve certain prior years' tax matters	(195.0)	—	—
Other assets and liabilities	(77.5)	76.1	(58.7)
Net cash provided by operating activities	$516.2	$613.3	$709.7
Cash flows from investing activities:
Capital expenditures	$(244.2)	$(237.3)	$(213.1)
Proceeds related to sale of businesses and property and equipment, net	10.2	9.4	89.4
Businesses acquired in purchase transactions, net of cash acquired	(1,160.7)	(9.6)	(0.1)
Proceeds (Payments) associated with debt, equity, and equity method investments, net	2.8	(10.6)	(18.0)
Proceeds from cross-currency swaps	1.6	—	—
Settlement of foreign currency forward contracts	12.1	5.1	8.4
Proceeds of corporate owned life insurance	—	—	7.7
Net cash used in investing activities	$(1,378.2)	$(243.0)	$(125.7)
Cash flows from financing activities:
Net proceeds (payments) of short-term borrowings	$131.6	$5.5	$(5.9)
Proceeds from long-term debt	1,833.4	423.3	601.5
Payments of long-term debt	(958.4)	(425.0)	(610.4)
Dividends paid on common stock	(117.9)	(118.5)	(115.6)
Repurchases of common stock	(79.9)	(280.2)	(403.1)
Payments for debt modification/extinguishment costs and other	(22.3)	(15.2)	(17.0)
Impact of tax withholding on share-based compensation	(21.8)	(26.6)	(14.8)
Principal payments related to financing leases	(9.0)	(10.0)	(10.5)
Net cash provided by (used in) financing activities	$755.7	$(446.7)	$(575.8)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$(3.7)	$(28.5)	$4.1
Cash Reconciliation:
Cash and cash equivalents	$456.1	$561.0	$548.7
Restricted cash and cash equivalents	—	—	—
Balance, beginning of period	$456.1	$561.0	$548.7
Net change during the period	(110.0)	(104.9)	12.3
Cash and cash equivalents	$346.1	$456.1	$561.0
Restricted cash and cash equivalents	—	—	—
Balance, end of period	$346.1	$456.1	$561.0

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$265.2	$174.5	$175.2
Income tax payments, net of cash refunds	$357.7	$192.2	$112.6
Restructuring payments including associated costs	$19.2	$21.5	$27.7

SEALED AIR CORPORATION AND SUBSIDIARIES

	Year Ended December 31,
(In USD millions)	2023	2022	2021
Non-cash items:
Transfers of shares of common stock from treasury for profit-sharing plan contributions	$23.9	$22.7	$28.0
See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1 Organization and Nature of Operations
We are a leading global provider of packaging solutions that integrate sustainable, high-performance materials, automation, equipment, and services. Sealed Air Corporation designs, manufactures and delivers packaging solutions that preserve food, protect goods, and automate packaging processes. Our packaging solutions help customers automate their operations to be increasingly touchless and more resilient, safer, less wasteful, and enhance brand engagement with consumers. We deliver our packaging solutions to an array of end markets including fresh proteins, foods, fluids and liquids, medical and life science, e-commerce retail, logistics and omnichannel fulfillment operations, and industrials.
Our portfolio of solutions includes CRYOVAC® brand food packaging, LIQUIBOX® brand liquids systems, SEALED AIR® brand protective packaging, AUTOBAG® brand automated packaging systems and BUBBLE WRAP® brand packaging. We have established competitive strengths in high-performance packaging solutions, well-established customer relationships, iconic brands, and global scale and market access.
Throughout this report, when we refer to “Sealed Air,” “SEE,” the “Company,” “we,” “our,” or “us,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise.
Note 2 Summary of Significant Accounting Policies and Recently Adopted and Issued Accounting Standards
Summary of Significant Accounting Policies
Basis of Presentation
Our Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our consolidated financial condition, results of operations or cash flows. All amounts are U.S. dollar-denominated in millions, except per share amounts and unless otherwise noted, and are approximate due to rounding.
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
Impact of Highly Inflationary Economy: Argentina
Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into U.S. dollars using the current exchange rate available to us. The impact of any changes in the exchange rate are reflected in within Other expense, net on the Consolidated Statements of Operations. For the years ended December 31, 2023, 2022 and 2021, the Company recorded remeasurement losses of $23.1 million, $8.9 million, and $3.6 million, respectively related to our subsidiaries in Argentina. The exchange rate as of December 31, 2023, 2022 and 2021 was 808.0, 176.8 and 102.7, respectively.
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
Research and Development
We expense research and development costs as incurred. Research and development costs were $96.9 million in 2023, $102.5 million in 2022 and $99.8 million in 2021.
Share-Based Incentive Compensation
At the 2014 Annual Meeting, the 2014 Omnibus Incentive Plan (the “Omnibus Plan”) was approved by our stockholders. Subsequently, the Board of Directors adopted, and at the Annual Stockholders' meetings in both 2018 and 2021, our stockholders approved, amendments and restatements to the 2014 Omnibus Incentive Plan. See Note 21, “Stockholders’ Equity,” for further information on this plan.
We record share-based compensation awards exchanged for employee services at fair value on the date of grant and record the expense for these awards in Cost of sales and in Selling, general and administrative expenses, as applicable, on our Consolidated Statements of Operations over the requisite employee service period. Our annual grant cycle occurs after our year-end financial results have been released. We consider the impact that material, non-public information may have on the fair value of our share-based incentive awards. As of December 31, 2023, there are no outstanding awards with values that have been adjusted in light of material, non-public information. Share-based incentive compensation expense, which includes an estimate for forfeitures and a factor for anticipated achievement levels, is generally recognized over the expected term of the award on a straight-line basis. The Company accelerates expense on performance-based awards using a graded vesting schedule for employees who meet retirement eligibility requirements prior to the end of the award’s service period. For performance-based awards, the Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable. For performance awards with market-based conditions, the fair value of the award is determined at the grant date and is recognized at 100% over the performance period regardless of actual market condition performance in accordance with ASC 718.
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
In assessing the need for a valuation allowance, we estimate future reversals of existing temporary differences, future taxable earnings, and also consider the feasibility of ongoing planning strategies, taxable income in carryback periods and past operating results to determine which deferred tax assets are more likely than not to be realized in the future. Changes to tax laws, statutory tax rates and future taxable earnings can impact valuation allowances related to deferred tax assets.
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
Time deposits or certificate of deposits with maturities greater than 90 days from the time of purchase are considered marketable securities and classified within Prepaid expenses and other current assets in our Consolidated Balance Sheets. Any investments made in longer-term time deposits or maturities and conversion out of the longer-term time deposits during the current year are reflected as cash flows from investing activities on our Consolidated Statements of Cash Flows.
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
We have a European accounts receivable securitization program with a special purpose vehicle ("SPV"), two banks, issuers of commercial paper administered by these banks, and a group of our European subsidiaries. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV, and are exposed to the risk of uncollectible receivables held by the SPV. Therefore, the SPV is consolidated in our Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as Short-term borrowings on our Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Consolidated Balance Sheets. See Note 10, “Accounts Receivable Securitization Programs,” for further details.
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
Trade Receivables, Net
In the normal course of business, we extend credit to customers that satisfy predefined credit criteria. Trade receivables, which are included on the Consolidated Balance Sheets, are stated at amounts due from our customers net of allowances for expected credit losses.
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
Our allowance for credit losses on trade receivables is assessed at the end of each quarter based on an analysis of historical losses and our assessment of future expected losses. For the years ended December 31, 2023, 2022 and 2021, $3.1 million, $6.2 million and $2.1 million, respectively, was charged to our allowance for credit losses related to our trade receivables.
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
Equity Investments
We maintain strategic investments in other companies. As of December 31, 2023, these investments qualified and are accounted for under the measurement alternative described in ASC 321 for equity investments that do not have readily determinable fair values. These investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. We do not exercise significant influence over these companies. These investments are carried on our Consolidated Balance Sheets within Other non-current assets. Changes in fair value based on impairment or resulting from observable price changes are recorded in earnings and included within Other expense, net on the Consolidated Statements of Operations. See Note 16, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for further details.
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
We recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months, in accordance with ASC 842. We utilize the short-term lease recognition exemption for all asset classes as part of our ongoing accounting under ASC 842. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities. Recognition, measurement and presentation of expenses depends on classification as a finance or operating lease.
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
Treasury Stock
The Company accounts for treasury stock under the cost method. Upon the retirement of treasury shares, the Company deducts the par value of the retired treasury shares from common stock and allocates the excess of cost over par between additional paid-in capital and retained earnings. Once retired, shares revert to authorized but unissued.
Net Earnings per Common Share
The Company presents both basic and diluted earnings per share amounts. Basic earnings per share is calculated by dividing net earnings attributable to the Company by the weighted average number of common shares outstanding during the year. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the year, which is calculated using the treasury stock method for outstanding share-based compensation awards.
Recently Adopted Accounting Standards
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"). ASU 2022-04 requires the buyer in a supplier finance program to disclose qualitative and quantitative information about the program. The Company adopted ASU 2022-04 on January 1, 2023, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The adoption did not materially impact the Company's Consolidated Financial Statements.
We facilitate a voluntary supply chain financing program to provide some of our suppliers with the opportunity to sell receivables due from us (our accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. This program is administered by participating financial institutions. When a supplier utilizes the supply chain financing program, the supplier receives a payment in advance of agreed payment terms from the financial institution, net of a discount charged. Our responsibility is limited to making payments to the respective financial institutions on the terms originally negotiated with our supplier. No assets are pledged as collateral by the Company or any of our subsidiaries under the program. The majority of suppliers using the program are on 120 day payment terms after the end of the month in which the invoice was issued. We monitor our days payable outstanding relative to our peers and industry trends in order to assess our conclusion that the program continues to be a trade payable program and not indicative of a borrowing arrangement. The liabilities continue to be presented as Accounts payable in our Consolidated Balance Sheets until they are paid, and they are reflected as Cash flows from operating activities when settled. At December 31, 2023 and December 31, 2022, our accounts payable balances included $153.0 million and $139.7 million, respectively, related to invoices from suppliers participating in the program.
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
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires the annual disclosure of specific categories in the rate reconciliation and additional information for the reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires annual and interim disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), the disclosure and description of other segment items, the inclusion of all current annual disclosures about a reportable segment in interim periods, allows for disclosure of multiple measures of a reportable segment's profit or loss, requires disclosure of the CODM's title and position, and requires a description of how the CODM uses reported measures in assessing the performance of reportable segments and in making decisions pertaining to allocation of resources. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
Note 3 Revenue Recognition, Contracts with Customers
Description of Revenue Generating Activities
We employ sales, marketing and customer service personnel throughout the world who sell and market our equipment and systems, products, and services.
As discussed in Note 6, “Segments,” our reporting segments are Food and Protective. Our Food solutions are largely sold directly to end customers, while our Protective solutions are sold through business supply distributors and directly to end customers.
Food:
Food solutions are sold to food processors in fresh red meat, smoked and processed meats, poultry, seafood, plant-based protein, fluids and liquids and cheese markets worldwide. Food offers integrated packaging materials and automated equipment solutions to increase food safety, extend shelf life, reduce food waste, automate processes, and optimize total cost. Its materials, automated equipment and service enable customers to reduce costs and enhance their brands in the marketplace.
Food solutions are utilized by food service businesses (such as restaurants and entertainment venues) (“food service”) and food retailers (such as grocery stores and supermarkets) (“food retail”), among others. Solutions serving the food service market include products such as barrier bags and pouches, and are primarily marketed under the CRYOVAC® trademark and other highly recognized trade names including CRYOVAC® brand Barrier Bags, CRYOVAC® brand Form-Fill-Seal Films, CRYOVAC® brand Auto Pouch Systems and LIQUIBOX® brand liquids systems. Solutions serving the food retail market include products such as barrier bags, film, and trays, and are primarily marketed under the CRYOVAC® trademark and other highly recognized trade names including CRYOVAC® brand Grip & Tear™, CRYOVAC® brand Darfresh®, OptiDure™, Simple Steps®, and CRYOVAC® brand Barrier Bags.
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
Other Revenue Recognition Considerations:
Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. Revenue recognized from performance obligations satisfied in previous reporting periods was $3.1 million, $0.1 million and $4.3 million, for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company does not adjust consideration in contracts with customers for the effects of a significant financing component if the Company expects that the period between transfer of a good or service and payment for that good or service will be one year or less. This is expected to be the case for the majority of the Company's contracts.
Lease components within contracts with customers are recognized in accordance with ASC Topic 842.

Disaggregated Revenue
For the years ended December 31, 2023, 2022 and 2021, revenues from contracts with customers summarized by Segment and Geographic region were as follows:

	Year Ended December 31, 2023
(In millions)	Food	Protective	Total
Americas	$2,297.8	$1,238.7	$3,536.5
EMEA	711.1	434.4	1,145.5
APAC	467.6	290.4	758.0
Topic 606 Segment Revenue	3,476.5	1,963.5	5,440.0
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	43.2	5.7	48.9
Total	$3,519.7	$1,969.2	$5,488.9

	Year Ended December 31, 2022
(In millions)	Food	Protective	Total
Americas	$2,170.9	$1,521.1	$3,692.0
EMEA	682.7	473.4	1,156.1
APAC	436.9	323.5	760.4
Topic 606 Segment Revenue	3,290.5	2,318.0	5,608.5
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	26.7	6.7	33.4
Total	$3,317.2	$2,324.7	$5,641.9

	Year Ended December 31, 2021
(In millions)	Food	Protective	Total
Americas	$1,948.9	$1,542.8	$3,491.7
EMEA	681.4	515.3	1,196.7
APAC	449.5	356.9	806.4
Topic 606 Segment Revenue	3,079.8	2,415.0	5,494.8
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	33.0	6.0	39.0
Total	$3,112.8	$2,421.0	$5,533.8
Contract Balances
The time when a performance obligation is satisfied and the time when billing and payment occur are generally closely aligned, subject to agreed payment terms, with the exception of equipment accruals, which can be used to purchase both automated and standard range equipment. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the materials transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and when the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The following contract assets and liabilities are included within Prepaid expenses and other current assets and Other current liabilities or Other non-current liabilities on our Consolidated Balance Sheets as of December 31, 2023 and 2022:

	December 31,
(In millions)	2023	2022
Contract assets	$0.4	$0.5
Contract liabilities	$19.9	$18.2
The contract liability balances represent deferred revenue, primarily related to equipment accruals. Revenue recognized in the years ended December 31, 2023, 2022 and 2021, that was included in the contract liability balance at the beginning of the period was $12.3 million, $11.9 million, and $15.4 million, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.
Remaining Performance Obligations
The following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of December 31, 2023 and 2022, as well as the expected timing of recognition of that transaction price.

	December 31,
(In millions)	2023	2022
Short-Term (12 months or less)(1)	$13.3	$13.0
Long-Term	6.6	5.2
Total transaction price	$19.9	$18.2

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
All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our sales-type lease receivable balances at December 31, 2023 and 2022 were as follows:

	December 31,
(In millions)	2023	2022
Short-Term (12 months or less)	$8.5	$6.5
Long-Term	33.3	18.6
Lease receivables	$41.8	$25.1
Sales-type and operating lease revenue was less than 1% of net trade sales for each of the years ended December 31, 2023, 2022, and 2021.
Lessee
SEE has contractual obligations as a lessee with respect to warehouses, offices and manufacturing facilities, IT equipment, automobiles, and material production equipment.

The following table details our lease obligations included in our Consolidated Balance Sheets.

	December 31,
(In millions)	2023	2022
Other non-current assets:
Finance leases - ROU assets	$36.0	$55.0
Finance leases - Accumulated depreciation	(14.9)	(31.7)
Operating lease right-of-use-assets:
Operating leases - ROU assets	203.1	156.7
Operating leases - Accumulated depreciation	(116.6)	(86.5)
Total lease assets	$107.6	$93.5
Current portion of long-term debt:
Finance leases	$(6.7)	$(7.6)
Current portion of operating lease liabilities:
Operating leases	(29.2)	(24.0)
Long-term debt, less current portion:
Finance leases	(12.8)	(16.1)
Long-term operating lease liabilities, less current portion:
Operating leases	(66.7)	(49.6)
Total lease liabilities	$(115.4)	$(97.3)
At December 31, 2023, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(In millions)	Finance leases	Operating leases
2024	$8.1	$33.3
2025	5.0	26.8
2026	3.1	20.8
2027	1.5	11.8
2028	0.8	7.0
Thereafter	8.0	9.0
Total lease payments	26.5	108.7
Less: Interest	(7.0)	(12.8)
Present value of lease liabilities	$19.5	$95.9
The following lease cost is included in our Consolidated Statements of Operations:

	December 31,
(In millions)	2023	2022
Lease cost(1)
Finance leases
Amortization of ROU assets	$10.0	$10.5
Interest on lease liabilities	1.8	1.3
Operating leases	37.5	33.2
Short-term lease cost	3.5	2.7
Variable lease cost	6.6	7.0
Total lease cost	$59.4	$54.7

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

The following table details cash paid related to operating and finance leases included in our Consolidated Statements of Cash Flows and new ROU assets included in our Consolidated Balance Sheets:

	December 31,
(In millions)	2023	2022
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$4.3	$5.4
Operating cash flows - operating leases	$37.7	$30.6
Financing cash flows - finance leases	$9.0	$10.0

ROU assets obtained in exchange for new finance lease liabilities	$16.7	$8.8
ROU assets obtained in exchange for new operating lease liabilities	$49.9	$34.4

	December 31,
	2023	2022
Weighted average information:
Finance leases
Remaining lease term (in years)	6.4	6.1
Discount rate	7.4%	4.9%
Operating leases
Remaining lease term (in years)	4.1	4.2
Discount rate	5.8%	4.8%
Note 5 Acquisition and Divestiture Activity
LB Holdco, Inc. Acquisition
On February 1, 2023, SEE acquired 100% of the outstanding shares of capital stock of LB Holdco, Inc., the parent company of Liquibox, Inc. (collectively, "Liquibox"), a pioneer, innovator and manufacturer of Bag-in-Box liquids packaging and dispensing solutions for food, beverage, consumer goods and industrial end markets. The acquisition is included in our Food reporting segment.
Consideration paid was approximately $1.17 billion in cash, subject to customary adjustments. We financed the consideration paid and related fees and expenses through borrowings under our senior secured credit facility, proceeds from the issuance of senior notes, and cash on hand. See Note 14, "Debt and Credit Facilities," for additional details. For the years ended December 31, 2023 and 2022, acquisition related expenses recognized for the Liquibox acquisition were $12.0 million and $7.0 million, respectively. These expenses are included within Selling, general and administrative expenses in the Consolidated Statements of Operations.
The following table summarizes the consideration transferred to acquire Liquibox and the allocation of the purchase price among the assets acquired and liabilities assumed, including measurement period adjustments recorded through the finalized purchase price allocation on December 31, 2023.

	Preliminary Allocation	Measurement Period	Final Allocation
(In millions)	As of February 1, 2023	Adjustments	December 31, 2023
Total consideration transferred	$1,169.2	$(2.1)	$1,167.1

Assets acquired:
Cash and cash equivalents	21.2	—	21.2
Trade receivables	48.6	(0.8)	47.8
Inventories	61.6	(2.8)	58.8
Prepaid expenses and other current assets	15.8	(1.7)	14.1
Property and equipment	101.1	(8.2)	92.9
Identifiable intangible assets	342.1	4.2	346.3
Operating lease right-of-use-assets	15.1	—	15.1
Other non-current assets	9.5	(1.5)	8.0
Total assets acquired	$615.0	$(10.8)	$604.2
Liabilities assumed:
Accounts payable	27.0	(1.4)	25.6
Current portion of long-term debt	0.1	—	0.1
Current portion of operating lease liabilities	3.7	—	3.7
Other current liabilities	28.4	2.8	31.2
Long-term debt, less current portion	5.1	—	5.1
Long-term operating lease liabilities, less current portion	11.4	—	11.4
Deferred taxes	92.2	(35.1)	57.1
Other non-current liabilities	6.6	(4.2)	2.4
Total liabilities assumed	$174.5	$(37.9)	$136.6
Net assets acquired	440.5	27.1	467.6
Goodwill	$728.7	$(29.2)	$699.5
The following table summarizes the identifiable intangible assets and their useful lives.

	Amount	Useful life
	(In millions)	(In years)
Customer relationships	$186.4	11.0
Trademarks and tradenames	26.0	10.0
Software	3.7	2.0
Technology	130.2	12.0
Total intangible assets with definite lives	$346.3
Goodwill is a result of the synergies that are expected to originate from the combination of Cryovac and Liquibox solutions for the Company, as well as growth of our sustainable packaging portfolio. This goodwill is not deductible for tax purposes. The goodwill balance associated with Liquibox is included in the Food reportable segment.
Liquibox Supplemental Information
The following table presents the amounts of net sales and net earnings attributed to Liquibox since the acquisition date that are included in our Consolidated Statements of Operations for the year ended December 31, 2023:

(In millions)	February 1, 2023 through December 31, 2023
Net sales	$284.3
Net earnings	$2.6

Pro Forma Financial Information
The following table presents the Company’s unaudited pro forma financial information for the years ended December 31, 2023 and 2022, assuming the acquisition of Liquibox had occurred on January 1, 2022. The information below reflects pro forma adjustments based on available information and certain assumptions that SEE believes are factual and supportable. The unaudited pro forma information is not necessarily indicative of the results that might have occurred had the transaction actually taken place on January 1, 2022 and is not intended to be a projection of future results and gives no effect to any future synergistic benefits that may result from the combination or the costs of integrating the acquired operations with those of the Company.

	Year Ended December 31,
(In millions)	2023	2022
Net sales	$5,514.5	$6,003.4
Net earnings	$351.2	$380.2
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
Other 2023 Acquisition Activity
During the second quarter of 2023, Food had other acquisition activity resulting in a total purchase price paid of $14.9 million. The Company allocated the consideration transferred to the fair value of assets acquired, resulting in an allocation to goodwill of $7.9 million. In the third quarter of 2023, the final purchase price adjustments resulted in an insignificant decrease to goodwill. This goodwill is not deductible for tax purposes. There were no other identifiable intangible assets acquired. This acquisition activity is expected to supplement our developmental efforts for sustainable packaging and accelerate our speed to market for certain sustainable solutions. This acquisition activity was not material to our Consolidated Financial Statements.
Acquisition of Foxpak Flexibles Ltd.
On February 2, 2022, SEE acquired Foxpak Flexibles Ltd. (“Foxpak”), a privately-owned Irish packaging solutions company. Foxpak is a digital printing pioneer that partners with brands to deliver highly decorated packaging solutions, stand-up and spout pouches, and sachets that serve a variety of markets including food retail, pet food, seafood, and snacks. This transaction resulted in a purchase price paid of $9.7 million, including the final purchase price adjustments that were recorded in the second and fourth quarters of 2022. The Company allocated the consideration transferred to the fair value of assets acquired and liabilities assumed, resulting in an allocation to goodwill of $5.2 million and an allocation to identifiable intangible assets of $2.7 million. The acquisition is included in our Food reporting segment. This goodwill is not deductible for tax purposes. A deferred tax liability of $0.3 million on identifiable intangible assets was recorded on the opening balance sheet. The Foxpak acquisition was not material to our Consolidated Financial Statements.
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
The selling price of the business was $82.5 million, paid in cash received during the fourth quarter 2021. We recorded a $45.3 million pre-tax gain on the sale of the business, within (Loss) Gain on disposal and sale of businesses and property and equipment, net on the Consolidated Statements of Operations. The business had a net carrying value of $35.8 million, which included inventory of $6.8 million, trade receivables of $6.6 million, property and equipment of $1.0 million, and goodwill of $23.2 million. This goodwill is not deductible for tax purposes. The assets were partially offset by accrued liabilities which were individually immaterial. We recorded $17.3 million in tax expense related to the gain from the sale of Reflectix within Income tax provision on the Consolidated Statements of Operations for the year ended December 31, 2021.

In the second quarter of 2022, we recorded a gain of $0.4 million related to the final net working capital settlement within Selling, general and administrative expenses on the Consolidated Statements of Operations. We maintain no ongoing investment or relationship that would result in the sold business becoming a related party.
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
The following tables show Net sales and Segment Adjusted EBITDA by reportable segment:

	Year Ended December 31,
(In millions)	2023	2022	2021
Net sales
Food	$3,519.7	$3,317.2	$3,112.8
As a % of Consolidated net sales	64.1%	58.8%	56.3%
Protective	1,969.2	2,324.7	2,421.0
As a % of Consolidated net sales	35.9%	41.2%	43.7%
Consolidated Net sales	$5,488.9	$5,641.9	$5,533.8

	Year Ended December 31,
(In millions)	2023	2022	2021
Segment Adjusted EBITDA
Food	$775.0	$755.1	$688.4
Adjusted EBITDA Margin	22.0%	22.8%	22.1%
Protective	361.8	465.6	446.2
Adjusted EBITDA Margin	18.4%	20.0%	18.4%
Total Segment Adjusted EBITDA	$1,136.8	$1,220.7	$1,134.6

 The following table shows a reconciliation of Segment Adjusted EBITDA to Earnings before income tax provision:

	Year Ended December 31,
(In millions)	2023	2022	2021
Food Adjusted EBITDA	$775.0	$755.1	$688.4
Protective Adjusted EBITDA	361.8	465.6	446.2
Corporate Adjusted EBITDA	(30.2)	(10.5)	(3.0)
Interest expense, net	(263.0)	(162.3)	(167.8)
Depreciation and amortization, net of adjustments(1)	(239.6)	(236.8)	(232.2)
Special Items:
Liquibox intangible amortization(2)	(27.9)	—	—
Liquibox inventory step-up amortization	(10.2)	—	—
Restructuring charges(3)	(15.6)	(12.1)	(14.5)
Other restructuring associated costs(4)	(34.5)	(9.3)	(16.5)
Foreign currency exchange loss due to highly inflationary economies	(23.1)	(8.8)	(3.6)
Loss on debt redemption and refinancing activities	(13.2)	(11.2)	(18.6)
Impairment (loss)/fair value gain on equity investments, net	—	(30.6)	6.6
Impairment of debt investment	—	—	(8.0)
Contract terminations(5)	(14.6)	—	—
Charges related to acquisition and divestiture activity	(28.3)	(3.1)	(2.6)
Gain on sale of Reflectix	—	—	45.3
CEO severance	(6.1)	—	—
Other Special Items(6)	(0.8)	(6.7)	(3.5)
Pre-tax impact of Special Items	(174.3)	(81.8)	(15.4)
Earnings before income tax provision	$429.7	$729.3	$716.2

(1)    Net of Liquibox intangible amortization of $27.9 million for the year ended December 31, 2023, which is included under Special Items. Depreciation and amortization by segment were as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Food	$175.7	$137.1	$129.1
Protective	91.8	99.7	103.1
Total Company depreciation and amortization(i)	267.5	236.8	232.2
Liquibox intangible amortization(2)	(27.9)	—	—
Depreciation and amortization, net of adjustments	$239.6	$236.8	$232.2

(i)Includes share-based incentive compensation of $34.2 million in 2023, $52.3 million in 2022 and $45.8 million in 2021.
(2)As of 2023, the Company is including, within its definition of Special Items, amortization expenses of intangibles from the Liquibox acquisition and future significant acquisitions.
(3)    Restructuring charges by segment were as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Food	$8.2	$8.3	$7.2
Protective	7.4	3.8	7.3
Total Company restructuring charges	$15.6	$12.1	$14.5

(4)    Other restructuring associated costs for the year ended December 31, 2023 primarily consists of impairment of property and equipment and inventory obsolescence charges related to business closure activity. Other restructuring associated costs for the year ended December 31, 2022 primarily relate to fees paid to third-party consultants in support of our Reinvent SEE business transformation and site consolidation costs.
(5)Contract terminations for the year ended December 31, 2023 primarily relates to charges associated with business closure activities.
(6)    Other Special Items for the year ended December 31, 2023 primarily relate to a one-time, non-cash cumulative translation adjustment loss recognized due to the wind-up of one of our legal entities and fees related to professional services, including legal fees, directly associated with Special Items of events that are considered one-time or infrequent in nature, partially offset by a gain on the disposal of a building and land in Brazil and gain associated with a legal settlement. Other Special Items for the years ended December 31, 2022 and 2021 primarily included fees related to professional services, including legal fees, directly associated with Special Items of events that are considered one-time or infrequent in nature. For the year ended December 31, 2022, these fees were partially offset by a one-time gain on the disposal of land in the UK.
Assets by Reportable Segments
The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventory, net; property and equipment, net; goodwill; intangible assets, net; and leased systems, net.

	December 31,
(In millions)	2023	2022
Assets allocated to segments:
Food	$3,386.4	$2,342.6
Protective	2,663.4	2,795.7
Total segments	$6,049.8	$5,138.3
Assets not allocated:
Cash and cash equivalents	346.1	456.1
Income tax receivables	44.9	40.3
Other receivables	94.2	91.5
Advances and deposits	72.8	12.7
Deferred taxes	130.8	141.5
Other	462.0	334.3
Total	$7,200.6	$6,214.7

Geographic Information
The following table shows net sales and total long-lived assets allocated by geography. Sales are attributed to the country/region in which they originate.

	Year Ended December 31,
(In millions)	2023	2022	2021
Net sales(1):
Americas(1)	$3,578.3	$3,718.5	$3,522.3
EMEA	1,149.3	1,160.0	1,200.0
APAC	761.3	763.4	811.5
Total	$5,488.9	$5,641.9	$5,533.8
Total long-lived assets(2):
Americas(2)	$1,122.4	$1,052.1
EMEA	418.6	375.0
APAC	234.0	216.4
Total	$1,775.0	$1,643.5

(1)U.S. net sales were $2,913.6 million, $3,073.0 million and $2,925.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. No non-U.S. country accounted for net sales in excess of 10% of consolidated net sales for the years ended December 31, 2023, 2022 or 2021. Sales are allocated to the country/region based on where each sale originated.
(2)Total long-lived assets represent total assets excluding total current assets, deferred tax assets, goodwill, and intangible assets. Total long-lived assets in the U.S. were $1,044.2 million and $977.0 million at December 31, 2023 and 2022, respectively. No non-U.S. country had long-lived assets in excess of 10% of consolidated long-lived assets at December 31, 2023 or 2022.
Note 7 Inventories, net
The following table details our inventories, net:

	December 31,
(In millions)	2023	2022
Raw materials	$165.3	$229.9
Work in process	178.5	187.1
Finished goods	430.5	449.3
Total	$774.3	$866.3

Note 8 Property and Equipment, net
The following table details our property and equipment, net.

	December 31,
(In millions)	2023	2022
Land and improvements	$47.5	$44.1
Buildings	835.8	783.1
Machinery and equipment	2,811.5	2,612.3
Other property and equipment	142.0	124.5
Construction-in-progress	227.0	222.4
Property and equipment, gross	4,063.8	3,786.4
Accumulated depreciation and amortization	(2,647.4)	(2,510.5)
Property and equipment, net	$1,416.4	$1,275.9
For the year ended December 31, 2023, we recorded an impairment charge of approximately $25.8 million within (Loss) Gain on disposal and sale of businesses and property and equipment, net on the Consolidated Statements of Operations, related to closure activity of Kevothermal, the plant-based rollstock business and other activities as part of the CTO2Grow Program. See Note 12, "Restructuring Activities," for further details related to the business closure activity.
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment and finance lease ROU assets.

	Year Ended December 31,
(In millions)	2023	2022	2021
Interest cost capitalized	$13.1	$8.9	$6.8
Depreciation and amortization expense(1)	$170.7	$148.5	$147.6

(1)Includes amortization expense of finance lease ROU assets of $10.0 million, $10.5 million, and $10.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 9 Goodwill and Identifiable Intangible Assets, net
Goodwill
The following table shows our goodwill balances by reportable segment. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company performed a quantitative assessment by reporting unit as of October 1, 2023. Based on the results of the quantitative assessment, which indicated a fair value in excess of carrying amount for each of the Company's designated reporting units, we concluded there was no impairment of goodwill. There have been no significant events or circumstances subsequent to the quantitative assessment performed as of October 1, 2023 that have indicated a potential for impairment.

Allocation of Goodwill to Reporting Segment
The following table shows our goodwill balances by reportable segment:

(In millions)	Food	Protective	Total
Gross Carrying Value at December 31, 2021	$576.6	$1,803.0	$2,379.6
Accumulated amortization	(49.3)	(140.9)	(190.2)
Carrying Value at December 31, 2021	$527.3	$1,662.1	$2,189.4
Acquisition(1)	5.2	—	5.2
Currency translation	(9.6)	(11.0)	(20.6)
Gross Carrying Value at December 31, 2022	$572.2	$1,792.0	$2,364.2
Accumulated amortization	(49.0)	(140.7)	(189.7)
Carrying Value at December 31, 2022	$523.2	$1,651.3	$2,174.5
Acquisition(2)	707.4	—	707.4
Currency translation	4.7	6.1	10.8
Gross Carrying Value at December 31, 2023	$1,284.3	$1,798.1	$3,082.4
Accumulated amortization(3)	(49.1)	(140.8)	(189.9)
Carrying Value at December 31, 2023	$1,235.2	$1,657.3	$2,892.5

(1)Represents the allocation of goodwill related to our acquisition of Foxpak. See Note 5, "Acquisition and Divestiture Activity," for further details.
(2)Represents amounts allocated to goodwill resulting from acquisitions, primarily for Liquibox. See Note 5, "Acquisition and Divestiture Activity," for further details.
(3)The change in accumulated amortization from December 31, 2022 to December 31, 2023 is due to the impact of foreign currency translation.
As noted above, it was determined under a quantitative assessment that there was no impairment of goodwill. However, if we become aware of indicators of impairment in future periods, we may be required to perform an interim assessment for some or all of our reporting units before the next annual assessment. Examples of relevant factors we consider on an interim basis may include a decrease in expected net earnings, adverse market conditions, a decline in current market multiples, a decline in our common stock price, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, leadership changes, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more likely than not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of. In the event that significant adverse changes lead to a decrease in the valuation of one or more of our reporting units, we may have to recognize a non-cash impairment of goodwill, which could have a material adverse effect on our consolidated financial condition and results of operations.
Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives. As of December 31, 2023, there were no impairment indicators present.

	December 31, 2023			December 31, 2022
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$287.7	$(69.3)	$218.4	$99.5	$(47.1)	$52.4
Trademarks and tradenames	57.0	(19.4)	37.6	30.8	(14.4)	16.4
Software	148.2	(112.8)	35.4	147.7	(111.3)	36.4
Technology	197.5	(60.1)	137.4	67.0	(44.3)	22.7
Contracts	11.5	(10.2)	1.3	11.4	(9.8)	1.6
Total intangible assets with definite lives	701.9	(271.8)	430.1	356.4	(226.9)	129.5
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$710.8	$(271.8)	$439.0	$365.3	$(226.9)	$138.4
The following table shows the estimated future amortization expense at December 31, 2023.

Year	Amount (In millions)
2024	$63.0
2025	56.7
2026	44.5
2027	39.5
2028	39.1
Thereafter	187.3
Total	$430.1

Amortization expense was $62.7 million in 2023, $36.1 million in 2022 and $38.8 million in 2021.
The following table shows the remaining weighted average useful life of our definite lived intangible assets as of December 31, 2023.

Remaining weighted average useful lives
Customer relationships	9.8
Trademarks and tradenames	8.3
Software	2.1
Technology	10.2
Contracts	3.8
Total identifiable intangible assets, net with definite lives	9.2
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
Note 10 Accounts Receivable Securitization Programs
U.S. Accounts Receivable Securitization Program
We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to a wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables to two banks and issuers of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries. Any transfers of fractional ownership interests of receivables under the U.S. receivables securitization program to the two banks and issuers of commercial paper administered by these banks are considered secured borrowings with the underlying receivables as collateral and will be classified as Short-term borrowings on our Consolidated Balance Sheets. These banks do not have any recourse against the general credit of the Company. The net trade receivables that served as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Consolidated Balance Sheets. There were $46.5 million and no borrowings or corresponding net trade receivables maintained as collateral as of December 31, 2023 and December 31, 2022, respectively.
As of December 31, 2023, the maximum purchase limit for receivable interests was $50.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $50.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of December 31, 2023, the amount available to us under the program before utilization was $46.5 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a decline in the amounts available to us under the program or termination of the program.
The program expires annually and is renewable.
European Accounts Receivable Securitization Program
We and a group of our European subsidiaries maintain an accounts receivable securitization program with an SPV, two banks, and issuers of commercial paper administered by these banks. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV and are exposed to the risk of uncollectible receivables held by the SPV. Therefore, the SPV is consolidated in our Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as Short-term borrowings on our Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Consolidated Balance Sheets. There were €78.4 million ($86.7 million equivalent at December 31, 2023) and no borrowings or corresponding net trade receivables maintained as collateral as of December 31, 2023 and December 31, 2022, respectively.
As of December 31, 2023, the maximum purchase limit for receivable interests was €80.0 million ($88.5 million equivalent at December 31, 2023), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of December 31, 2023, the amount available under this program before utilization was €80.0 million ($88.5 million equivalent at December 31, 2023).
This program expires annually and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of December 31, 2023, there were $46.5 million and €78.4 million ($86.7 million equivalent at December 31, 2023) of outstanding borrowings under our U.S. and European programs, respectively. As of December 31, 2022, there were no outstanding borrowings under our U.S. or European programs. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. The total interest paid for these programs was $6.3 million, $0.4 million and none for the years ended December 31, 2023, 2022 and 2021, respectively.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at December 31, 2023.
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
Gross amounts factored under this program for the years ended December 31, 2023, 2022 and 2021 were $749.7 million, $658.7 million, and $687.3 million, respectively. The fees associated with transfer of receivables for all programs were approximately $12.3 million, $7.1 million and $4.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 12 Restructuring Activities
In December 2018, the Board of Directors approved our Reinvent SEE business transformation, including the related restructuring program (“Reinvent SEE Program”), which concluded as of the end of calendar year 2022. For the year ended December 31, 2023, restructuring charges and other associated costs related to the Reinvent SEE Program were not material.
On August 7, 2023, the Board of Directors approved a new 3-year cost take-out to grow program ("CTO2Grow Program"). The total cash cost of this program is estimated to be in the range of $140 to $160 million.
For the year ended December 31, 2023, the Company incurred cash expense including $16.9 million of restructuring charges related to headcount reductions, $14.6 million of costs associated with contract terminations, and $1.7 million of other associated costs in connection with the CTO2Grow Program. For the year ended December 31, 2023, the Company incurred non-cash expense of approximately $32.6 million for other associated costs primarily related to the impairment of property and equipment and inventory obsolescence charges associated with the Kevothermal and plant-based rollstock business closures, and other activities under the CTO2Grow Program.
CTO2Grow Program restructuring spend is estimated to be incurred as follows:

	Total Restructuring Program Range		Less Program Activity to Date	Remaining Restructuring
(In millions)	Low	High		Low	High
Costs of reduction in headcount as a result of reorganization	$90	$95	$(17)	$73	$78
Other associated costs	20	25	(1)	19	24
Contract terminations	25	30	(15)	10	15
Total cash expense	$135	$150	$(33)	$102	$117
Capital expenditures	5	10	—	5	10
Total estimated cash cost(1)	$140	$160	$(33)	$107	$127
Total estimated non-cash expense(2)	$33	$33	$(33)	$—	$—
Total estimated expense(3)	$168	$183	$(66)	$102	$117

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
The Company also has restructuring programs related to acquisitions. We recorded less than $1 million of expenses related to these programs within Restructuring charges in our Consolidated Statements of Operations during the years ended December 31, 2023, 2022 and 2021. See Note 5, "Acquisition and Divestiture Activity," for additional information related to recent acquisitions.

The following table details our aggregate restructuring activities as reflected in the Consolidated Statements of Operations.

	Year Ended December 31,
(In millions)	2023	2022	2021
Other associated costs	$34.5	$9.3	$16.5
Contract terminations	14.6	—	—
Restructuring charges	15.6	12.1	14.5
Total charges	$64.7	$21.4	$31.0
Capital expenditures	$0.4	$9.7	$8.2
The aggregate restructuring accrual, spending and other activity for the years ended December 31, 2023, 2022 and 2021 and the accrual balance remaining at those year-ends were as follows:

(In millions)
Restructuring accrual at December 31, 2020	$14.3
Accrual and accrual adjustments	14.5
Cash payments during 2021	(16.9)
Effect of changes in foreign currency exchange rates	(0.6)
Restructuring accrual at December 31, 2021	$11.3
Accrual and accrual adjustments	12.1
Cash payments during 2022	(8.6)
Effect of changes in foreign currency exchange rates	(0.1)
Restructuring accrual at December 31, 2022	$14.7
Headcount accrual and accrual adjustments	15.6
Contract termination accrual and adjustments	11.0
Cash payments during 2023	(17.2)
Effect of changes in foreign currency exchange rates	0.2
Restructuring accrual at December 31, 2023(1)	$24.3

(1)Excludes $3.7 million of remaining lease obligations on terminated contracts included in Current portion of operating lease liabilities and Long-term operating lease liabilities, less current portion on our Consolidated Balance Sheets.
We expect to pay $23.1 million of the accrual balance remaining at December 31, 2023 within the next twelve months. This amount is included in Accrued restructuring costs on the Consolidated Balance Sheets at December 31, 2023. The remaining accrual of $1.2 million is expected to be paid primarily in 2025. These amounts are included in Other non-current liabilities on our Consolidated Balance Sheets at December 31, 2023.
The CTO2Grow Program was approved by our Board of Directors as a consolidated program benefiting both Food and Protective, and accordingly the expected program spend by reporting segment is not available. However, of the total restructuring accrual of $24.3 million as of December 31, 2023, $16.3 million was attributable to Food and $8.0 million was attributable to Protective.
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
In September 2023, the Board of Directors approved a plan to cease operating the plant-based rollstock business and line located in Simpsonville, South Carolina. The decision to cease operations for the plant-based rollstock business, which is reported in our Food segment, was triggered by lower demand for our product due to competitive alternatives in the market. We expect to cease full manufacturing operations by March 2024.

For the year ended December 31, 2023, we recorded $54.1 million of closure charges as part of the CTO2Grow Program primarily associated with Kevothermal, the plant-based rollstock business, and other activities, which included $25.8 million of impairment related to property and equipment, $14.6 million of contract terminations, $6.6 million of inventory obsolescence charges and $7.1 million of severance and other closure related costs. The closure charges, excluding the severance related costs, are reflected within (Loss) Gain on disposal and sale of businesses and property and equipment, net on the Consolidated Statements of Operations. The severance related charges are reflected in Restructuring charges on the Consolidated Statements of Operations. Of the $54.1 million of closure charges, $32.6 million are non-cash. We expect the majority of the cash charges to be paid in 2024.
Note 13 Other Current and Non-Current Liabilities
The following tables detail our other current liabilities and other non-current liabilities at December 31, 2023 and 2022:

	December 31,
(In millions)	2023	2022
Other current liabilities:
Accrued salaries, wages and related costs	$164.1	$188.2
Accrued operating expenses and other	167.6	193.8
Uncertain tax position liability	1.7	201.3
Accrued customer volume rebates	100.9	97.4
Accrued interest	52.7	36.3
Total	$487.0	$717.0

	December 31,
(In millions)	2023	2022
Other non-current liabilities:
Accrued employee benefit liability	$116.6	$102.6
Other postretirement liability	25.8	28.3
Uncertain tax position liability	288.3	264.0
Other various liabilities	95.0	73.0
Total	$525.7	$467.9
Note 14 Debt and Credit Facilities
Our total debt outstanding consisted of the amounts set forth in the following table:

		December 31,
(In millions)	Interest rate	2023	2022
Short-term borrowings(1)		$140.7	$6.6
Current portion of long-term debt(2)		35.7	434.0
Total current debt		176.4	440.6
Term Loan A due March 2027		1,021.1	506.6
Senior Notes due December 2024	5.125%	—	423.5
Senior Notes due September 2025	5.500%	399.1	398.7
Senior Secured Notes due October 2026	1.573%	597.0	596.0
Senior Notes due December 2027	4.000%	422.5	421.9
Senior Notes due February 2028	6.125%	764.8	—
Senior Notes due April 2029	5.000%	421.7	421.2
Senior Notes due February 2031	7.250%	420.9	—
Senior Notes due July 2033	6.875%	446.7	446.4
Other(2)		20.1	23.6
Total long-term debt, less current portion(3)		4,513.9	3,237.9
Total debt(4)		$4,690.3	$3,678.5

(1)Short-term borrowings of $140.7 million at December 31, 2023 were comprised of $86.7 million under our European securitization program, $46.5 million under our U.S. securitization program, and $7.5 million from various lines of credit. Short-term borrowings of $6.6 million at December 31, 2022 were from various lines of credit.
(2)As of December 31, 2023, Current portion of long-term debt included finance lease liabilities of $6.7 million. As of December 31, 2022, Current portion of long-term debt included 4.500% senior notes due September 2023 of $426 million and finance lease liabilities of $7.6 million. Other debt includes $12.8 million and $16.1 million of long-term liabilities associated with our finance leases as of December 31, 2023 and 2022, respectively. See Note 4, “Leases,” for additional information on finance and operating lease liabilities.
(3)Amounts are shown net of unamortized discounts and issuance costs of $36.9 million and $18.9 million as of December 31, 2023 and 2022, respectively.
(4)As of December 31, 2023, our weighted average interest rate on our short-term borrowings outstanding was 5.3% and on our long-term debt outstanding was 5.6%. As of December 31, 2022, our weighted average interest rate on our short-term borrowings outstanding was 2.8% and on our long-term debt outstanding was 4.6%.
Debt Maturities
The following table summarizes the scheduled annual maturities for the next five years and thereafter of our long-term debt, including the current portion of long-term debt and finance leases. This schedule represents the principal amount outstanding, and therefore excludes debt discounts, the effect of present value discounting for finance lease obligations, interest rate swaps, and lender and finance fees.

Year	Amount (In millions)
2024	$37.1
2025	463.1
2026	661.1
2027	1,348.4
2028	775.7
Thereafter	1,308.0
Total	$4,593.4

Amended and Restated Senior Secured Credit Facility
2023 Activity
On February 1, 2023, the Company used proceeds from the new incremental term facility, as described below, to finance in part the Liquibox acquisition. We incurred $11.0 million of lender and third party fees included in carrying amounts of outstanding debt. See Note 5, "Acquisition and Divestiture Activity," for further details related to the Liquibox acquisition.
2022 Activity
On December 8, 2022, the Company and certain of its subsidiaries entered into an amendment and incremental assumption agreement ("the Amendment”) further amending its existing senior secured credit facility (the “Fourth Amended and Restated Credit Agreement”). The Amendment provides for a new incremental term facility in an aggregate principal amount of $650.0 million, to be used, in part, to finance the Company’s acquisition of Liquibox. See Note 5, "Acquisition and Divestiture Activity," for further details related to the Liquibox acquisition.
On March 25, 2022, the Company and certain of its subsidiaries entered into the Fourth Amended and Restated Credit Agreement with Bank of America, N.A., as agent, and the other financial institutions party thereto. The changes include (i) the refinancing of the term loan A facilities and revolving credit facilities with a new U.S. dollar term loan A facility in an aggregate principal amount of approximately $475.0 million, a new pounds sterling term loan A facility in an aggregate principal amount of approximately £27.2 million, and revolving credit facilities of $1.0 billion (including revolving facilities available in U.S. dollars, euros, pounds sterling, Canadian dollars, Australian dollars, Japanese yen, New Zealand dollars and Mexican pesos), (ii) the conversion of the facilities rate from a LIBOR-based rate to a SOFR-based rate, (iii) improved pricing terms which will range from 100 to 175 basis points in the case of SOFR loans, subject to the achievement of certain leverage tests, (iv) the extension of the final maturity of the term loan A facilities and revolving credit commitment to March 25, 2027, (v) the release of all non-U.S. collateral previously pledged by the Company's subsidiaries and the release of all existing guarantees for non-U.S., non-borrower Company subsidiaries, (vi) the adjustment of certain covenants to provide flexibility to incur additional indebtedness and take other actions and (vii) other amendments.
As a result of the Fourth Amended and Restated Credit Agreement, we recognized a $0.7 million loss on debt redemption and refinancing activities in Other expense, net in our Consolidated Statements of Operations during the first quarter of 2022. This amount includes $0.4 million of accelerated amortization of original issuance discount related to the term loan A and lender and non-lender fees related to the entire credit facility. Also included in the loss on debt redemption and refinancing activities was $0.3 million of non-lender fees incurred in connection with the Fourth Amended and Restated Credit Agreement. In addition, we incurred $1.2 million of lender and third-party fees that are included in the carrying amounts of the outstanding debt under the credit facility. We also capitalized $3.0 million of fees that are included in Other assets on our Consolidated Balance Sheets. The amortization expense related to original issuance discount and lender and non-lender fees is calculated using the effective interest rate method over the lives of the respective debt instruments.
Total amortization expense related to the senior secured credit facility was $3.5 million and $1.3 million, included within Interest expense, net on our Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, respectively.
Senior Notes
2023 Activity
On November 20, 2023, the Company issued $425.0 million aggregate principal amount of 7.250% senior notes due 2031 (the “2031 Notes”). The 2031 Notes will mature on February 15, 2031. Interest is payable on May 15 and November 15 of each year, commencing on May 15, 2024. The 2031 Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned domestic subsidiaries that guarantee its senior secured credit facilities, subject to release under certain circumstances. We capitalized $4.2 million of fees incurred in connection with the 2031 Notes, which are included in Long-term debt, less current portion on our Consolidated Balance Sheets.
We may redeem the 2031 Notes, in whole or in part, at any time prior to November 15, 2026, at a redemption price equal to 100% of the principal amount of the 2031 Notes redeemed plus accrued and unpaid interest to, but not including, the redemption date, plus a “make-whole premium”. At any time prior to November 15, 2026, we may redeem up to 40% of the aggregate principal amount of the 2031 Notes with the net cash proceeds of certain equity offerings.

The net proceeds from the 2031 Notes offering were used (i) to repurchase all of the Company’s outstanding 5.125% senior notes due 2024 (the "2024 Notes") pursuant to the tender offer commenced by the Company on November 8, 2023 and satisfy and discharge all of the Company's outstanding 2024 Notes in accordance with the terms of the indenture governing the 2024 Notes and to pay related premiums, fees and expenses in connection therewith, and (ii) to the extent of any remaining proceeds after giving effect to the foregoing transaction, for general corporate purposes. The aggregate repurchase price was $433.7 million, which included the principal amount of $425.0 million, a premium of $7.5 million and accrued interest of $1.2 million. We recognized a pre-tax loss of $8.3 million on the extinguishment, including the premium mentioned above and $0.8 million of accelerated amortization of non-lender fees, included within Other expense, net on our Consolidated Statements of Operations during the fourth quarter of 2023.
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
The net proceeds from the 2028 Notes offering were used (i) together with a borrowing under the Company’s incremental term loan facility and cash on hand, to finance the acquisition of all of the issued and outstanding shares of capital stock of Liquibox, including related fees and expenses, (ii) to repurchase all of the Company’s outstanding 4.500% senior notes due 2023 (the “2023 Euro Notes”) pursuant to the tender offer commenced by the Company on January 27, 2023 and satisfy and discharge all of the Company’s outstanding 2023 Euro Notes in accordance with the terms of the indenture governing the 2023 Euro Notes and to pay related premiums, fees and expenses in connection therewith and (iii) to the extent of any remaining proceeds after giving effect to the foregoing transactions, for general corporate purposes. We recognized a pre-tax loss of $4.9 million on the repurchase and cancellation of the 2023 Euro Notes, including a premium of $4.5 million and accelerated amortization of non-lender fees of $0.4 million, within Other expense, net on our Consolidated Statements of Operations during the first quarter of 2023. See Note 5, "Acquisition and Divestiture Activity," for further details related to the Liquibox acquisition.
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
The net proceeds from the 2029 Notes offering were used to repurchase the 5.250% senior notes due 2023 (the “2023 Notes”) tendered pursuant to the tender offer commenced by the Company on April 5, 2022 and satisfy and discharge all remaining 2023 Notes in accordance with the terms of the indenture governing the 2023 Notes. The aggregate repurchase price was $435.9 million, which included the principal amount of $425.0 million, a premium of $9.6 million and accrued interest of $1.3 million. We recognized a pre-tax loss of $10.5 million on the extinguishment, including the premium mentioned above and $0.9 million of accelerated amortization of non-lender fees, included within Other expense, net on our Consolidated Statements of Operations during the second quarter of 2022.

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
The net proceeds from the offering of the 2026 Notes were used (i) to repurchase the outstanding 4.875% senior notes due 2022 (the “2022 Notes”) tendered pursuant to the tender offer commenced by the Company on September 15, 2021, (ii) to satisfy and discharge all of the remaining outstanding 2022 Notes in accordance with the terms of the indenture governing the 2022 Notes, and (iii) to repay a portion of the U.S. dollar tranche of Term Loan A due 2023. A pre-tax loss of $18.6 million was recognized on the repurchase and cancellation of the 2022 Notes, including a premium of $17.0 million and accelerated amortization of non-lender fees of $1.6 million, within Other expense, net on our Consolidated Statements of Operations during the year ended December 31, 2021.
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

	December 31,
(In millions)	2023	2022
Used lines of credit(1)	$140.7	$6.6
Unused lines of credit	1,134.7	1,261.0
Total available lines of credit(2)	$1,275.4	$1,267.6

(1)Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.
(2)Of the total available lines of credit, $1,135.0 million were committed as of December 31, 2023.
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Our Senior Secured Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio to EBITDA. We were in compliance with the above financial covenants and limitations at December 31, 2023 and 2022.
Note 15 Derivatives and Hedging Activities
We report all derivative instruments on our Consolidated Balance Sheets at fair value and establish criteria for designation and effectiveness of transactions entered into for hedging purposes.
As a global organization, we face exposure to market risks, such as fluctuations in foreign currency exchange rates and interest rates. To manage the volatility relating to these exposures, we enter into various derivative instruments from time to time under our risk management policies. We designate derivative instruments as hedges on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments offset, in part or in whole, corresponding changes in the fair value or cash flows of the underlying exposures being hedged. We assess the initial and ongoing effectiveness of our hedging relationships in accordance with our policy. We do not purchase, hold or sell derivative financial instruments for trading purposes. Our practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if we determine the underlying forecasted transaction is no longer probable of occurring.
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
Net unrealized after-tax gains/losses related to cash flow hedging activities included in AOCL were a $3.5 million loss, a $0.8 million gain and a $4.5 million gain for the years ended December 31, 2023, 2022 and 2021, respectively. The unrealized amount in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $1.2 million of net unrealized losses related to cash flow hedging activities included in AOCL will be reclassified into earnings within the next twelve months.
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
Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At December 31, 2023 and 2022, we had no outstanding interest rate swaps.
Net Investment Hedge

In February 2023, the €400.0 million 4.500% senior notes issued in June 2015 that were previously designated as a net investment hedge, hedging a portion of our net investment in a certain European subsidiary against fluctuations in foreign exchange rates were repaid, which settled the net investment hedge. See Note 14, "Debt and Credit Facilities," for additional information about the repayment of the notes.
In the first quarter of 2023, we entered into a series of cross-currency swaps with a combined notional amount of $432.8 million. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. The maturity date for this series of cross-currency swaps is February 1, 2028. The fair value of this hedge as of December 31, 2023 was a $19.9 million loss and is included within Other non-current liabilities on our Consolidated Balance Sheets. We recognized $2.8 million of interest income within Interest expense, net on the Consolidated Statements of Operations for the year ended December 31, 2023, related to these contracts.
For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, changes in fair values of the derivative instruments are recognized in Unrealized net loss on net investment hedges, a component of AOCL, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in Other expense, net on the Consolidated Statements of Operations.
Other Derivative Instruments
We may use other derivative instruments from time to time to manage exposure to foreign exchange rates and to access international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency.
Fair Value of Derivative Instruments
See Note 16, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.
The following table details the fair value of our derivative instruments included on our Consolidated Balance Sheets.

	Cash Flow Hedge		Net Investment Hedge		Non-Designated as Hedging Instruments		Total
	December 31,		December 31,		December 31,		December 31,
(In millions)	2023	2022	2023	2022	2023	2022	2023	2022
Derivative Assets
Foreign currency forward contracts	$0.2	$2.1	$—	$—	$4.9	$5.8	$5.1	$7.9
Total Derivative Assets	$0.2	$2.1	$—	$—	$4.9	$5.8	$5.1	$7.9
Derivative Liabilities
Foreign currency forward contracts	$(2.7)	$(0.8)	$—	$—	$(1.6)	$(2.4)	$(4.3)	$(3.2)
Cross-currency swaps	—	—	(19.9)	—	—	—	(19.9)	—
Total Derivative Liabilities(1)	$(2.7)	$(0.8)	$(19.9)	$—	$(1.6)	$(2.4)	$(24.2)	$(3.2)
Net Derivatives(2)	$(2.5)	$1.3	$(19.9)	$—	$3.3	$3.4	$(19.1)	$4.7

(1)Excludes €400.0 million of euro-denominated debt that was repaid in February 2023 ($426.0 million equivalent at December 31, 2022), which was designated as a net investment hedge. See Note 14, "Debt and Credit Facilities," for additional details.
(2)The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities		Other Non-current Liabilities
	December 31,		December 31,		December 31,
(In millions)	2023	2022	2023	2022	2023	2022
Gross position	$5.1	$7.9	$(4.3)	$(3.2)	$(19.9)	$—
Impact of master netting agreements	(1.1)	(1.1)	1.1	1.1	—	—
Net amounts recognized on the Consolidated Balance Sheets	$4.0	$6.8	$(3.2)	$(2.1)	$(19.9)	$—
The following table details the effect of our derivative instruments on our Consolidated Statements of Operations.

	Location of Gain (Loss) Recognized on	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Consolidated Statements of Operations	Year Ended December 31,
(In millions)		2023	2022	2021
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$4.2	$10.9	$(1.9)
Treasury locks	Interest expense, net	0.1	0.1	0.1
Sub-total cash flow hedges		4.3	11.0	(1.8)
Derivatives not designated as hedging instruments:
Foreign currency forward and option contracts	Other expense, net	12.0	7.8	6.0
Total		$16.3	$18.8	$4.2

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

	December 31, 2023
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$40.2	$40.2	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts	$0.8	$—	$0.8	$—
Cross-currency swaps	$(19.9)	$—	$(19.9)	$—

	December 31, 2022
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$122.5	$122.5	$—	$—
Derivative financial and hedging instruments net asset:
Foreign currency forward contracts	$4.7	$—	$4.7	$—
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
Foreign currency forward contracts are included in Prepaid expenses and other current assets and Other current liabilities on the Consolidated Balance Sheets as of December 31, 2023 and 2022. Cross-currency swaps are included in Other non-current liabilities on the Consolidated Balance Sheets as of December 31, 2023.
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

	December 31,
(In millions)	2023	2022	2021
Carrying value at the beginning of period	$13.3	$45.8	$25.4
Purchases	—	—	14.7
Impairments or downward adjustments	—	(31.6)	—
Upward adjustments	—	—	6.6
Currency translation on investments	0.5	(0.9)	(0.9)
Carrying value at the end of period	$13.8	$13.3	$45.8
We hold an equity investment in an investee that was valued at $31.6 million as of December 31, 2021. The investment is accounted for under the measurement alternative in accordance with ASC 321. It is made up of cash investments of $7.5 million and $9.0 million made in 2018 and 2021, respectively, and an upward fair value adjustment of $15.1 million, which was recorded in the fourth quarter of 2020 based on the valuation of additional equity issued by the investee that was deemed to be an observable transaction of a similar investment under ASC 321. During the first quarter of 2022, we recorded a $15.5 million impairment on the equity investment arising from the announced termination of a planned merger between the investee and a special purpose acquisition company due to unfavorable capital market conditions. This impairment loss was recorded within Other expense, net on the Consolidated Statements of Operations. In connection with our second quarter 2022 review of the investee's financial performance, we obtained the investee's latest financial forecast, which showed deterioration across several key operating and liquidity metrics. This was deemed to be a triggering event for potential impairment. Accordingly, we performed a quantitative impairment test as of June 30, 2022 to determine the fair value of the equity investment. Based on discounted cash flow and market participant data as of June 30, 2022, and our projections related to the investee's ability to remain a going concern, we concluded that the fair value of the investment was zero. SEE recorded an impairment loss of $16.1 million equal to the difference between the fair value of the investment as of June 30, 2022 and its carrying value at March 31, 2022. The $16.1 million impairment loss was recorded within Other expense, net on the Consolidated Statements of Operations during the second quarter of 2022.

As of December 31, 2023 and 2022, cumulative upward adjustments to our equity investments were $21.7 million. The cumulative impairments or downward adjustments to our equity investments were $31.6 million, as of December 31, 2023 and 2022.
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
The table below shows the carrying amounts and estimated fair values of our debt, excluding our lease liabilities:

		December 31, 2023		December 31, 2022
(In millions)	Interest rate	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A due March 2027(1)		$1,050.1	$1,050.1	$506.6	$506.6
Senior Notes due September 2023(1)	4.500%	—	—	426.0	427.3
Senior Notes due December 2024	5.125%	—	—	423.5	419.7
Senior Notes due September 2025	5.500%	399.1	400.7	398.7	398.6
Senior Secured Notes due October 2026	1.573%	597.0	539.5	596.0	521.7
Senior Notes due December 2027	4.000%	422.5	399.4	421.9	386.6
Senior Notes due February 2028	6.125%	764.8	780.8	—	—
Senior Notes due April 2029	5.000%	421.7	410.8	421.2	400.2
Senior Notes due February 2031	7.250%	420.9	450.3	—	—
Senior Notes due July 2033	6.875%	446.7	477.0	446.4	448.8
Other foreign borrowings(1)		94.1	94.1	6.6	6.6
Other domestic borrowings		65.9	65.0	7.9	7.9
Total debt(2)		$4,682.8	$4,667.7	$3,654.8	$3,524.0

(1)Includes borrowings denominated in currencies other than U.S. dollars.
(2)The carrying amount and estimated fair value of debt exclude lease liabilities.
In addition to the table above, the Company remeasures amounts related to certain equity compensation that are carried at fair value on a recurring basis in the Consolidated Financial Statements or for which a fair value measurement was required. Refer to Note 21, “Stockholders’ Equity,” for additional detail on share-based compensation. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets and asset retirement obligations.
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
We do not expect any of our counterparties in derivative transactions to fail to perform, as it is our policy to have counterparties to these contracts that have at least an investment grade rating. Nevertheless, there is a risk that our exposure to losses arising out of derivative contracts could be material if the counterparties to these agreements fail to perform their obligations. We will replace counterparties if a credit downgrade is deemed to increase our risk to unacceptable levels.
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

Note 17 Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans
Profit Sharing and Retirement Savings Plans
We have a qualified non-contributory profit sharing plan covering most of our U.S. employees. Contributions to this plan, which are made at the discretion of our Board of Directors, may be made in cash, shares of our common stock, or in a combination of cash and shares of our common stock. We also maintain a qualified contributory retirement savings plan in which most of our U.S. employees are eligible to participate. The qualified contributory retirement savings plans generally provide for our contributions in cash, based upon the amount contributed to the plans by the participants.
The expense associated with our contributions to the U.S. profit sharing plan and retirement savings plan are charged to operations and amounted to $45.7 million in 2023, $43.9 million in 2022 and $42.5 million in 2021. In 2023, 504,626 shares were contributed as part of our contribution to the profit sharing plan related to 2022; in 2022, 350,668 shares were contributed as part of our contribution to the profit sharing plan related to 2021; and in 2021, 633,875 shares were contributed as part of our contribution to the profit sharing plan related to 2020. These shares were issued out of treasury stock.
We have various international defined contribution benefit plans which cover certain employees. We have expanded use of these plans in select countries where they have been used to supplement or replace defined benefit plans.
Defined Benefit Pension Plans
We recognize the funded status of each defined pension benefit plan as the difference between the fair value of plan assets and the projected benefit obligation of the employee benefit plans in the Consolidated Balance Sheets. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability on our Consolidated Balance Sheets. Subsequent changes in the funded status are reflected on the Consolidated Balance Sheets in Unrecognized pension items, a component of AOCL, within Total stockholders’ equity. The amount of unamortized pension items is recorded net of tax.
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
The following table shows total benefit cost (income) related to our pension plans and the classification on our Consolidated Statements of Operations for the three years ended December 31:

	Year Ended December 31,
(In millions)	2023	2022	2021
U.S. and international net periodic benefit cost included in cost of sales(1)	$1.0	$1.2	$1.3
U.S. and international net periodic benefit cost included in selling, general and administrative expenses	2.4	3.1	3.8
U.S. and international net periodic benefit cost (income) and cost of special events included in other expense, net	4.8	(6.7)	(6.3)
Total benefit cost (income)	$8.2	$(2.4)	$(1.2)

(1)The amount recorded in inventory for the years ended December 31, 2023, 2022 and 2021 was not material.
A number of our U.S. employees, including some employees who are covered by collective bargaining agreements, participate in defined benefit pension plans. Some of our international employees participate in defined benefit pension plans in their respective countries. The following table presents our funded status for 2023 and 2022 for our U.S. and international pension plans. The measurement date used to determine benefit obligations and plan assets is December 31 for all material plans.

	December 31, 2023			December 31, 2022
(In millions)	U.S.	International	Total	U.S.	International	Total
Change in benefit obligation:
Projected benefit obligation at beginning of period	$139.5	$481.8	$621.3	$185.1	$714.1	$899.2
Service cost	0.1	3.3	3.4	0.1	4.2	4.3
Interest cost	7.2	21.4	28.6	4.1	11.4	15.5
Actuarial loss (gain)	3.3	31.5	34.8	(36.9)	(173.2)	(210.1)
Settlement	—	(2.4)	(2.4)	—	(2.0)	(2.0)
Benefits paid	(14.7)	(25.4)	(40.1)	(12.9)	(23.4)	(36.3)
Employee contributions	—	0.9	0.9	—	0.9	0.9
Other	0.1	—	0.1	—	(0.3)	(0.3)
Foreign exchange impact	—	27.5	27.5	—	(49.9)	(49.9)
Projected benefit obligation at end of period	$135.5	$538.6	$674.1	$139.5	$481.8	$621.3
Change in plan assets:
Fair value of plan assets at beginning of period	$113.5	$456.9	$570.4	$150.8	$677.5	$828.3
Actual return on plan assets	7.8	23.4	31.2	(24.4)	(153.4)	(177.8)
Employer contributions	—	9.1	9.1	—	8.7	8.7
Employee contributions	—	0.9	0.9	—	0.9	0.9
Benefits paid	(14.7)	(25.4)	(40.1)	(12.9)	(23.4)	(36.3)
Settlement	—	(2.5)	(2.5)	—	(2.1)	(2.1)
Other	—	(0.4)	(0.4)	—	(0.3)	(0.3)
Foreign exchange impact	—	27.5	27.5	—	(51.0)	(51.0)
Fair value of plan assets at end of period	$106.6	$489.5	$596.1	$113.5	$456.9	$570.4
Underfunded status at end of year	$(28.9)	$(49.1)	$(78.0)	$(26.0)	$(24.9)	$(50.9)
Accumulated benefit obligation at end of year	$135.5	$528.9	$664.4	$139.5	$473.7	$613.2
Actuarial losses resulting in an increase to our projected benefit obligation for the year ended December 31, 2023 were primarily due to a decrease in weighted average discount rates for our U.S. and International plans of 40 basis points and 60 basis points, respectively. Actuarial gains resulting in a decrease to our projected benefit obligation for the year ended December 31, 2022 were primarily due to an increase in weighted average discount rates for our U.S. and International plans of 270 basis points and 260 basis points, respectively.
Amounts included in the Consolidated Balance Sheets are summarized in the following table:

	December 31, 2023			December 31, 2022
(In millions)	U.S.	International	Total	U.S.	International	Total
Other non-current assets	$—	$40.9	$40.9	$—	$54.6	$54.6
Other current liabilities	—	(4.3)	(4.3)	—	(4.1)	(4.1)
Other non-current liabilities	(28.9)	(87.7)	(116.6)	(26.0)	(76.6)	(102.6)
Net amount recognized(1)	$(28.9)	$(51.1)	$(80.0)	$(26.0)	$(26.1)	$(52.1)

(1)Includes the underfunded status of material plans as presented in the previous table, as well as the underfunded status of other plans deemed to be immaterial.
The following table shows the components of our net periodic benefit cost (income) for the years ended December 31, for our pension plans:

	December 31, 2023			December 31, 2022			December 31, 2021
(In millions)	U.S.	International	Total	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost (income):
Service cost	$0.1	$3.3	$3.4	$0.1	$4.2	$4.3	$0.1	$5.0	$5.1
Interest cost	7.2	21.4	28.6	4.1	11.4	15.5	3.5	8.8	12.3
Expected return on plan assets	(7.2)	(21.8)	(29.0)	(9.0)	(18.8)	(27.8)	(8.9)	(18.5)	(27.4)
Amortization of net prior service cost	—	0.2	0.2	—	0.3	0.3	—	0.3	0.3
Amortization of net actuarial loss	1.5	3.3	4.8	1.7	3.6	5.3	2.4	5.2	7.6
Net periodic benefit cost (income)	1.6	6.4	8.0	(3.1)	0.7	(2.4)	(2.9)	0.8	(2.1)
Cost of settlement	—	0.2	0.2	—	—	—	—	0.9	0.9
Total benefit cost (income)	$1.6	$6.6	$8.2	$(3.1)	$0.7	$(2.4)	$(2.9)	$1.7	$(1.2)
The amounts included in AOCL that have not yet been recognized as components of net periodic benefit cost at December 31, 2023 and 2022 are:

	December 31, 2023			December 31, 2022
(In millions)	U.S.	International	Total	U.S.	International	Total
Unrecognized net prior service cost	$0.3	$4.4	$4.7	$0.2	$4.7	$4.9
Unrecognized net actuarial loss	43.2	151.9	195.1	42.0	125.3	167.3
Total	$43.5	$156.3	$199.8	$42.2	$130.0	$172.2

Changes in plan assets and benefit obligations reflected in AOCL for the years ended December 31, 2023 and 2022 were as follows:

	December 31, 2023			December 31, 2022
(In millions)	U.S.	International	Total	U.S.	International	Total
Current year actuarial loss (gain)	$2.7	$29.9	$32.6	$(3.5)	$(1.0)	$(4.5)
Prior service cost occurring during the year	0.2	—	0.2	—	—	—
Amortization of net actuarial loss	(1.5)	(3.3)	(4.8)	(1.7)	(3.6)	(5.3)
Amortization of net prior service cost	—	(0.2)	(0.2)	—	(0.3)	(0.3)
Settlement	—	(0.2)	(0.2)	—	—	—
Total	$1.4	$26.2	$27.6	$(5.2)	$(4.9)	$(10.1)

Information for plans with accumulated benefit obligations in excess of plan assets as of December 31, 2023 and 2022 are as follows:

	December 31, 2023			December 31, 2022
(In millions)	U.S.	International	Total	U.S.	International	Total
Accumulated benefit obligation	$135.5	$103.5	$239.0	$139.5	$90.3	$229.8
Fair value of plan assets	106.6	20.8	127.4	113.5	17.1	130.6
Information for plans with projected benefit obligations in excess of plan assets as of December 31, 2023 and 2022 are as follows:

	December 31, 2023			December 31, 2022
(In millions)	U.S.	International	Total	U.S.	International	Total
Projected benefit obligation	$135.5	$110.7	$246.2	$139.5	$97.6	$237.1
Fair value of plan assets(1)	106.6	20.8	127.4	113.5	18.3	131.8

(1)As of December 31, 2022, the projected benefit obligation for one of our international plans exceeded the fair value of plan assets and is included in this table. However, the corresponding accumulated benefit obligation was not in excess of the fair value of the plan assets, and as such is excluded from the preceding table.
Actuarial Assumptions
Weighted average assumptions used to determine benefit obligations at December 31, 2023 and 2022 were as follows:

	December 31, 2023		December 31, 2022
	U.S.	International	U.S.	International
Benefit obligations
Discount rate	5.1%	3.9%	5.5%	4.5%
Rate of compensation increase	N/A	2.5%	N/A	2.5%
Cash balance interest credit rate	3.9%	1.4%	4.2%	2.2%
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were as follows:

	December 31, 2023		December 31, 2022		December 31, 2021
	U.S.	International	U.S.	International	U.S.	International
Net periodic benefit cost
Discount rate	5.5%	4.5%	2.8%	1.9%	2.4%	1.4%
Expected long-term rate of return	6.7%	4.8%	6.3%	3.1%	6.3%	2.8%
Rate of compensation increase	N/A	2.5%	N/A	2.3%	N/A	2.3%
Cash balance interest credit rate	4.2%	2.2%	1.6%	1.1%	1.2%	1.1%
Estimated Future Benefit Payments
We expect the following estimated future benefit payments, which reflect expected future service as appropriate, to be paid in the years indicated:

	Amount (In millions)
Year	U.S.	International	Total
2024	$11.5	$29.9	$41.4
2025	11.0	28.3	39.3
2026	11.0	29.8	40.8
2027	10.8	29.9	40.7
2028	10.6	32.9	43.5
2029 to 2033 (combined)	50.9	173.7	224.6
Total	$105.8	$324.5	$430.3
 Plan Assets
We review the expected long-term rate of return on plan assets annually, taking into consideration our asset allocation, historical returns, and the current economic environment. The expected return on plan assets is calculated based on the fair value of plan assets at year end. To determine the expected return on plan assets, expected cash flows have been taken into account.
Our long-term objectives for plan investments are to ensure that (a) there is an adequate level of assets to support benefit obligations to participants over the life of the plans, (b) there is sufficient liquidity in plan assets to cover current benefit obligations, and (c) there is a high level of investment return consistent with a prudent level of investment risk. The investment strategy is focused on a long-term total return in excess of a pure fixed income strategy with short-term volatility less than that of a pure equity strategy. To accomplish these objectives, in many instances the plan assets are invested on a glide-path which reduces the exposure to return-seeking assets as a plan's funded status increases. Overall, we invest assets primarily in a diversified mix of equity and fixed income investments. For our U.S. plan, the target asset allocation includes approximately

50% in return seeking assets, which are primarily comprised of global equities. The remainder of the target asset allocation for the U.S. plan is comprised of liability hedging assets which are primarily fixed income investments.
In some of our international pension plans, we have purchased bulk annuity contracts (buy-ins). These annuity contracts provide cash flows that match the future benefit payments for a specific group of pensioners. These contracts are issued by third party insurance companies with no affiliation to Sealed Air. Insurance companies from which we purchase the annuity contracts are assessed as credit worthy. As of December 31, 2023 and 2022, buy-ins represented $107.0 million and $98.4 million of total plan assets, respectively. The value of these assets is actuarially determined based on the present value of the underlying liabilities.
We currently expect our contributions to the pension plans to be approximately $9.7 million in 2024. Additionally, we expect benefits paid directly by the Company related to our defined benefit pension plans to be $4.3 million in 2024.
The fair values of our U.S. and international pension plan assets, by asset category and by the level of fair values are as follows:

	December 31, 2023					December 31, 2022
	Total					Total
(In millions)	Fair Value	Level 1	Level 2	Level 3	NAV(5)	Fair Value	Level 1	Level 2	Level 3	NAV(5)
Cash and cash equivalents(1)	$6.9	$2.4	$4.5	$—	$—	$7.8	$3.0	$4.8	$—	$—
Fixed income funds(2)	290.5	—	174.5	—	116.0	261.0	—	155.2	—	105.8
Equity funds(3)	73.2	—	37.9	—	35.3	75.1	—	37.8	—	37.3
Other(4)	225.5	—	1.4	169.2	54.9	226.5	—	1.8	159.3	65.4
Total	$596.1	$2.4	$218.3	$169.2	$206.2	$570.4	$3.0	$199.6	$159.3	$208.5

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
(5)These assets are measured at Net Asset Value (NAV) as a practical expedient under ASC 820.
The following table shows the activity of our U.S. and international plan assets that are measured at fair value using Level 3 inputs.

	December 31,
(In millions)	2023	2022
Balance at beginning of period	$159.3	$211.9
Gain (loss) on assets still held at end of year	13.2	(41.2)
Loss on assets sold during the year	—	(0.8)
Purchases, sales, issuance, and settlements	(12.9)	9.9
Foreign exchange gain (loss)	9.6	(20.5)
Balance at end of period	$169.2	$159.3
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
Contributions made by us, net of Medicare Part D subsidies received in the U.S., are reported below as benefits paid. We may change the benefits at any time. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans, follows:

	December 31,
(In millions)	2023	2022
Change in benefit obligations:
Benefit obligation at beginning of period	$33.3	$40.4
Interest cost	1.6	0.7
Actuarial gain	(1.6)	(5.0)
Benefits paid, net	(2.9)	(2.8)
Benefit obligation at end of period	$30.4	$33.3
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	2.9	2.8
Benefits paid, net	(2.9)	(2.8)
Fair value of plan assets at end of period	$—	$—
Net amount recognized:
Underfunded status	$(30.4)	$(33.3)
Accumulated benefit obligation at end of year	$30.4	$33.3
Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(4.6)	$(5.0)
Non-current liability	(25.8)	(28.3)
Net amount recognized	$(30.4)	$(33.3)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial gain	$(5.3)	$(3.8)
Net prior service credit	(1.3)	(1.6)
Total	$(6.6)	$(5.4)
Actuarial gains resulting in a decrease to our accumulated benefit obligation for the year ended December 31, 2023 were primarily due to a decrease in expected utilization of employer funded portions of retiree medical savings accounts. This change was based on an analysis of actual historical utilization rates over the last five years. Actuarial gains resulting in a decrease to our accumulated benefit obligation for the year ended December 31, 2022 were primarily due to an increase in the weighted average discount rate of 270 basis points. The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 5.1% at December 31, 2023 and 5.4% at December 31, 2022.
The components of net periodic benefit cost were as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Components of net periodic benefit cost:
Interest cost	1.6	0.7	0.6
Amortization of net actuarial gain	(0.1)	(0.1)	(0.2)
Amortization of net prior service credit	(0.3)	(0.3)	(0.3)
Net periodic benefit cost	$1.2	$0.3	$0.1
Impact of settlement/curtailment	—	—	—
Total benefit cost for fiscal year	$1.2	$0.3	$0.1

The amortization of any prior service credit is determined using a straight-line amortization of the credit over the average remaining service period of employees expected to receive benefits under the plan. Changes in benefit obligations that were recognized in AOCL for the years ended December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023			December 31, 2022
(In millions)	U.S.	International	Total	U.S.	International	Total
Current year actuarial gain	$(1.6)	$—	$(1.6)	$(4.9)	$(0.1)	$(5.0)
Amortization of actuarial gain	—	0.1	0.1	—	0.1	0.1
Amortization of prior service credit	0.3	—	0.3	0.3	—	0.3
Total	$(1.3)	$0.1	$(1.2)	$(4.6)	$—	$(4.6)
Healthcare Cost Trend Rates
The assumed healthcare cost trend rates have an effect on the amounts recognized in our Consolidated Statements of Operations for the healthcare plans. For the year ended December 31, 2023, healthcare cost trend rates were assumed to be 7.0% for the U.S. plan and 5.0% for the Canada plan. The trend rates assumed for 2024 are 6.8% and 5.0% for the U.S. and Canada plan, respectively. Rates are expected to decrease to 5.5% by 2029 for the U.S. plan, and remain unchanged in future years for the Canada plan.
Expected post-retirement benefits (net of Medicare Part D subsidies) for each of the next five years and succeeding five years are as follows:

Year	Amount (In millions)
2024	$4.7
2025	4.0
2026	3.5
2027	3.1
2028	2.6
2029 to 2033 (combined)	9.8
Total	$27.7

Note 19 Income Taxes
In 2023, 2022 and 2021, we recorded tax provisions of $90.4 million, $238.0 million and $225.0 million, respectively. Cash tax payments, net of refunds were $357.7 million, $192.2 million and $112.6 million for 2023, 2022 and 2021, respectively.
Tax Cuts and Jobs Act
Beginning in 2022, taxpayers are required to capitalize research and development costs and amortize them over a 5 or 15 year life. The impact of this change on the financial statements is reflected as an increase in the deferred tax asset related to capitalized expenses.
Inflation Reduction Act
The Inflation Reduction Act ("IRA") was signed into law on August 16, 2022. The IRA includes climate and energy provisions and introduces a 15% corporate alternative minimum tax, among other items. The enactment of the IRA did not result in any adjustments to our income tax provision in 2023. We do not expect the legislation to have a material impact on our consolidated financial statements.
The components of earnings before income tax provision were as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Domestic	$134.8	$434.0	$346.2
Foreign	294.9	295.3	370.0
Total	$429.7	$729.3	$716.2

The components of our income tax provision were as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Current tax expense:
Federal	$23.6	$154.1	$63.1
State and local	13.2	25.6	17.2
Foreign	81.8	88.7	106.6
Total current expense	$118.6	$268.4	$186.9
Deferred tax (benefit) expense:
Federal	$(28.1)	$(23.4)	$9.6
State and local	(5.8)	2.3	6.9
Foreign	5.7	(9.3)	21.6
Total deferred tax (benefit) expense	(28.2)	(30.4)	38.1
Total income tax provision	$90.4	$238.0	$225.0
Deferred tax assets (liabilities) consist of the following:

	December 31,
(In millions)	2023	2022
Accruals not yet deductible for tax purposes	$27.5	$17.6
Net operating loss carryforwards	222.2	208.4
Foreign, federal and state credits	13.6	9.5
Employee benefit items	41.9	40.3
Capitalized expenses	114.8	36.5
Intangible assets	—	12.6
Derivatives and other	52.2	44.7
Sub-total deferred tax assets	472.2	369.6
Valuation allowance	(205.6)	(179.5)
Total deferred tax assets	$266.6	$190.1

Depreciation and amortization	$(111.4)	$(89.1)
Unremitted foreign earnings	(1.6)	—
Intangible assets	(65.0)	—
Total deferred tax liabilities	(178.0)	(89.1)
Net deferred tax assets	$88.6	$101.0
The increase in deferred tax assets is primarily related to disallowed interest expense and capitalized research expense. The increase in deferred tax liabilities is primarily related to purchase accounting adjustments associated with the Liquibox acquisition. Valuation allowances have been provided based on the uncertainty of realizing the tax benefits of certain deferred tax assets, primarily:
•$191.9 million of foreign items, primarily net operating losses; and
•$10.9 million of tax credits.

For the year ended December 31, 2023, the valuation allowances increased by $26.1 million. The change is primarily driven by increases in foreign net operating losses and amounts recorded in purchase accounting related to Liquibox attributes.
As of December 31, 2023, we have foreign net operating loss carryforwards of $857.2 million expiring in years beginning in 2024, with most losses having an unlimited carryover. The state net operating loss carryforwards totaling $336.4 million expire in various amounts over 1 to 19 years.
As of December 31, 2023, we have $6.1 million of federal tax credit carryforwards and $9.5 million of state credit carryovers expiring between 2024 and 2033. Most of the credit carryovers have a valuation allowance recorded against them.
The Company has indefinitely reinvested most of its foreign earnings, which are the principal component of U.S. and foreign outside basis differences. The total amount of unremitted foreign earnings is approximately $5.3 billion upon which the U.S. federal income tax effect has largely been recorded because of the one-time mandatory tax on previously deferred foreign earnings of foreign subsidiaries provision (“Transition Tax”) associated with the Tax Cuts and Jobs Act of 2017. Remitting these foreign earnings would result in additional foreign and U.S. income tax consequences, the net tax costs of which are not practicable to determine. Only a minimal deferred tax liability associated with Liquibox future distributions has been recorded as of December 31, 2023.
A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate, 21%, to income before provision for income taxes, is as follows:

	Year Ended December 31,
(In millions)	2023		2022		2021
Computed expected tax	$90.2	21.0%	$153.2	21.0%	$150.4	21.0%
State income taxes, net of federal tax benefit	4.8	1.1%	18.3	2.5%	15.6	2.2%
Foreign earnings taxed at different rates	4.5	1.0%	10.3	1.4%	16.2	2.2%
U.S. tax on foreign earnings	14.9	3.5%	16.8	2.3%	14.3	2.0%
Tax credits	(27.6)	(6.4)%	(30.6)	(4.2)%	(30.2)	(4.2)%
Withholding tax	6.0	1.4%	7.0	1.0%	4.7	0.7%
Net change in valuation allowance	13.0	3.0%	1.0	0.1%	3.6	0.5%
Net change in unrecognized tax benefits	(22.3)	(5.2)%	65.3	9.0%	19.6	2.7%
Legislative changes	—	—%	—	—%	5.1	0.7%
Deferred tax adjustments	0.4	0.1%	—	—%	11.4	1.6%
Other	6.5	1.5%	(3.3)	(0.5)%	14.3	2.0%
Income tax provision and rate	$90.4	21.0%	$238.0	32.6%	$225.0	31.4%
Unrecognized Tax Benefits
We are providing the following disclosures related to our unrecognized tax benefits and the effect on our effective income tax rate if recognized:

	Year Ended December 31,
(In millions)	2023	2022	2021
Beginning balance of unrecognized tax benefits	$420.1	$389.0	$379.6
Additions for tax positions of current year	0.9	1.3	1.8
Additions for tax positions of prior years	7.5	41.6	9.7
Reductions for tax positions of prior years	(0.4)	(4.1)	(1.9)
Reductions for lapses of statutes of limitation and settlements	(191.5)	(7.7)	(0.2)
Ending balance of unrecognized tax benefits	$236.6	$420.1	$389.0

In 2023, our unrecognized tax benefit decreased by $183.5 million primarily related to the definitive agreement reached with the IRS Independent Office of Appeals for the 2014 taxable year. See "Income Tax Returns" below. In 2022, our unrecognized tax benefit increased by $31.1 million, primarily related to interest accruals and other adjustments to existing unrecognized tax benefit positions.

If the unrecognized tax benefits at December 31, 2023 were recognized, our income tax provision would decrease by $213.3 million, resulting in a substantially lower effective tax rate. Based on the potential outcome of the Company’s global tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is possible that the unrecognized tax benefits could change significantly within the next 12 months. Absent resolution of significant tax controversy, the impact on the ending balance is estimated to be a decrease of approximately $1.7 million during 2024.
We recognize interest and penalties associated with unrecognized tax benefits in our Income tax provision in the Consolidated Statements of Operations. Interest and penalties recorded were $8.4 million, $29.0 million, and $10.5 million, respectively in 2023, 2022 and 2021. We had gross liabilities for interest and penalties of $97.3 million at December 31, 2023, $120.8 million at December 31, 2022 and $80.0 million at December 31, 2021.
Most of the unrecognized tax benefit amount of $236.6 million relates to the Americas.
The OECD has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation. As currently designed, Pillar Two will ultimately apply to our worldwide operations. There remains uncertainty as to the implementation of the Pillar Two model rules and we will continue to monitor U.S. and global legislative developments related to Pillar Two for potential impacts.
Income Tax Returns
As previously disclosed, the IRS proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion settlement payments made pursuant to the Settlement agreement (as defined in Note 20, “Commitments and Contingencies”) and the resulting reduction of our U.S. federal tax liability by approximately $525 million. On April 20, 2023, we deposited $175.0 million with the IRS based on an estimate of the federal tax and interest anticipated to be due. During the fourth quarter of 2023, we reached a definitive agreement with the IRS Independent Office of Appeals to settle this matter which resulted in a $203 million reduction to our unrecognized tax benefits, a $122 million reduction to the deposit, and a $38 million reduction to our income tax provision for the year ended December 31, 2023. The remaining balance of the deposit is reflected as a current asset within Advances and deposits on the Consolidated Balance Sheet at December 31, 2023.
State income tax returns are generally subject to examination for a period of 3 to 5 years after their filing date. We have various state income tax returns in the process of examination and are generally open to examination for periods after 2017.
Our foreign income tax returns are under examination in various jurisdictions in which we conduct business. The statute of limitations in foreign jurisdictions generally range from 3 to 5 years after the tax return filing date. We have various foreign returns in the process of examination and have generally concluded income tax matters in other foreign jurisdictions for the years prior to 2017.
Management believes that an adequate income tax provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any of the issues addressed in the Company’s tax audits are resolved in a manner that is inconsistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs and could be required to make significant payments as a result.
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
The IRS completed its field examination of our U.S. federal income tax returns for the years 2011 through 2014 in the third quarter of 2020. As previously disclosed, the IRS proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion settlement payments made pursuant to the Settlement agreement and the resulting reduction of our U.S. federal tax liability by approximately $525 million. We reached a definitive agreement with the IRS Independent Office of Appeals to settle the matter during the fourth quarter of 2023. See Note 19, "Income Taxes," for further details.
Securities Class Action
On November 1, 2019, purported Company stockholder UA Local 13 & Employers Group Insurance Fund filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers. On June 4, 2020, the complaint was amended to remove all individual defendants other than the Company’s former CFO and to add a plaintiff, and on July 13, 2020, the complaint was further amended to identify a total of four plaintiffs. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 thereunder based on allegedly false and misleading statements and omissions concerning the Company’s hiring of Ernst & Young LLP as its independent auditors and concerning the Company's corporate policies and procedures. The plaintiffs sought to represent a class of purchasers of the Company’s common stock between November 17, 2014 and June 20, 2019. The complaint sought, among other things, unspecified compensatory damages, including interest, and attorneys’ fees and costs. On September 4, 2020, the Company filed a motion to dismiss the complaint, and on June 1, 2021, the court issued a ruling that granted in part and denied in part the motion to dismiss. The Company filed its answer to the complaint on July 15, 2021. On September 9, 2022, the parties signed a settlement agreement including a proposed settlement amount of $12.5 million and on September 14, 2022, the Court issued an order preliminarily approving such settlement. The settlement was funded by the Company’s insurance carriers. In the third quarter of 2022, the Company recorded a liability of $12.5 million in Other current liabilities and a corresponding $12.5 million insurance receivable in Other receivables on the Consolidated Balance Sheets. On October 14, 2022, the Company’s insurance carriers funded the $12.5 million settlement via an escrow account established on behalf of the settlement class. On January 20, 2023, the Court certified a settlement class and issued an order granting final approval of the settlement. Accordingly, in the first quarter of 2023, the Company reversed the $12.5 million in Other current liabilities and the corresponding insurance receivable in Other receivables on the Consolidated Balance Sheets that was recorded in the third quarter of 2022.
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
As of December 31, 2023, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.
Other Matters
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.
Other Principal Contractual Obligations
At December 31, 2023, we had other principal contractual obligations, which included agreements to purchase an estimated amount of goods, including raw materials, or services in the normal course of business, aggregating to approximately $135.6 million. The estimated future cash outlays are as follows:

Year	Amount (In millions)
2024	$100.8
2025	22.3
2026	9.0
2027	3.2
2028	0.3
Total	$135.6
Asset Retirement Obligations
The Company has recorded asset retirement obligations primarily associated with asbestos abatement, lease restitution and the removal of underground tanks. The Company's asset retirement obligation liabilities were $11.7 million and $8.2 million at December 31, 2023 and 2022, respectively. The Company also recorded assets within property and equipment, net which included $2.4 million and $2.5 million related to buildings and $6.7 million and $4.4 million related to leasehold improvements as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, accumulated depreciation related to buildings was $1.5 million and $1.3 million and leasehold improvements was $4.7 million and $3.9 million, respectively. Accretion expense was $0.4 million, $0.5 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 21 Stockholders’ Equity
Repurchase of Common Stock

On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This current program has no expiration date and replaced all previous authorizations. As of December 31, 2023, there was $536.5 million remaining under the currently authorized program. Share repurchases made prior to August 2, 2021 were under previous Board of Directors share repurchase authorizations, specifically the $1.0 billion authorization made in May 2018.
During the year ended December 31, 2023, we repurchased 1,529,575 shares for a total of approximately $79.8 million with an average share price of $52.20. These repurchases were made under open market transactions, including through plans complying with Rule 10b5-1 under the Exchange Act, and pursuant to the share repurchase program authorized by our Board of Directors.
During the year ended December 31, 2022, we repurchased 4,527,887 shares, for approximately $280.1 million with an average share price of $61.86. These repurchases were made under open market transactions, including through plans complying with Rule 10b5-1 under the Exchange Act, and pursuant to the share repurchase program authorized by our Board of Directors.
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
Retirement of Treasury Shares
During the year ended December 31, 2023, the Company retired 80,000,000 shares of treasury stock. On our Consolidated Balance Sheets, we recorded a reduction to Common stock, equal to the par value of the shares retired. The excess of cost over par is allocated between Additional paid-in capital and Retained earnings, based on the historical cost of the treasury shares and the proportionate number of shares retired. The retired shares are classified as authorized and unissued.
Dividends
The following table shows our total cash dividends paid in the years ended December 31, 2023, 2022 and 2021:

(In millions, except per share amounts)	Total Cash Dividends Paid	Total Cash Dividends Paid per Common Share
2021	$115.8	$0.76
2022	118.4	0.80
2023	117.9	0.80
On February 21, 2024, our Board of Directors declared a quarterly cash dividend of $0.20 per common share payable on March 22, 2024 to stockholders of record at the close of business on March 8, 2024. The estimated amount of the dividend payment is $28.9 million, based on 144.5 million shares of our common stock issued and outstanding as of February 15, 2024.
The dividend payments discussed above are recorded as reductions to cash and cash equivalents with an offset to Retained earnings on our Consolidated Balance Sheets. Our senior secured credit facility and our senior notes contain covenants that restrict our ability to declare or pay dividends and repurchase stock. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial condition and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.
Common Stock
The following is a summary of changes during the years ended December 31, in shares of our common stock and common stock in treasury:

	2023	2022	2021
Changes in common stock:
Number of shares, beginning of year	233,233,456	232,483,281	231,958,083
Restricted stock shares forfeited	—	—	(1,095)
Shares issued for vested restricted stock units	466,634	532,727	423,302
Shares issued for 2018 three-year PSU awards	—	—	47,730
Shares issued for 2019 three-year PSU awards	—	161,289	—
Shares issued for 2020 three-year PSU awards(3)	273,438	—	13,770
Shares issued for other performance-based awards	6,839	—	—
Shares issued for stock leverage opportunity awards (SLO)	40,200	36,576	32,128
Shares granted and issued under the Omnibus Incentive Plan and Directors Stock Plan to Directors	33,444	19,583	54,277
Canceled shares for tax netting(1)	—	—	(44,914)
Shares canceled and retired	(80,000,000)	—	—
Number of shares issued, end of year	154,054,011	233,233,456	232,483,281
Changes in common stock in treasury:
Number of shares held, beginning of year	88,561,343	84,384,124	77,068,311
Shares canceled and retired	(80,000,000)	—	—
Repurchase of common stock(2)	1,529,575	4,527,887	7,949,688
Profit sharing contribution paid in stock	(504,626)	(350,668)	(633,875)
Number of shares held, end of year(2)	9,586,292	88,561,343	84,384,124
Number of common stock outstanding, end of year(2)	144,467,719	144,672,113	148,099,157

(1)Effective January 1, 2019, new share issuances for vested awards are netted by the number of shares required to cover the recipients' portion of income tax. The portion withheld for taxes are canceled. Shares netted for taxes in 2021 primarily relates to vesting activity for restricted stock shares issued in prior years.
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
In 2018 and 2021, the Board of Directors adopted, and our shareholders approved, amendments and restatements to the Omnibus Incentive Plan, adding 2,199,114 and 2,999,054 shares of common stock to the share pool previously available under the Omnibus Incentive Plan, respectively.
A summary of the changes in common shares available for awards under the Omnibus Incentive Plan and Predecessor Plans follows:

	2023	2022	2021
Number of shares available, beginning of year	5,089,324	5,510,599	3,183,310
Newly approved shares under Omnibus Incentive Plan	—	—	2,999,054
Restricted stock shares forfeited	—	—	1,095
Restricted stock units awarded	(804,175)	(608,955)	(918,973)
Restricted stock units forfeited	151,671	109,317	115,641
Shares issued for 2018 three-year PSU awards	—	—	(47,730)
Shares issued for 2019 three-year PSU awards	—	(161,289)	—
Shares issued for 2020 three-year PSU awards	(273,438)	—	(13,770)
Shares issued for other performance-based awards	(6,839)	—	—
Restricted stock units awarded for SLO awards	(32,330)	(37,756)	(72,043)
Director shares granted and issued	(21,341)	(10,606)	(10,160)
Director units granted and deferred(1)	(18,352)	(13,137)	(16,264)
Shares withheld for taxes(2)	270,454	301,151	290,439
Number of shares available, end of year(3)	4,354,974	5,089,324	5,510,599

(1)Director units granted and deferred include the impact of share-settled dividends earned and deferred on deferred shares.
(2)The Omnibus Incentive Plan and 2005 Contingent Stock Plan permit withholding of taxes and other charges that may be required by law to be paid attributable to awards by withholding a portion of the shares attributable to such awards.
(3)The above table excludes approximately 1.7 million contingently issuable shares under PSU awards, which represents the maximum number of shares that could be issued under those awards as of December 31, 2023.
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
The following table summarizes the Company’s pre-tax share-based incentive compensation expense and related income tax benefit for the years ended December 31, 2023, 2022 and 2021 related to the Company’s PSU awards, SLO awards and restricted stock awards.

(In millions)	2023	2022	2021
2023 Five-year ESG PSU Awards	$2.5	$—	$—
2023 Three-year PSU Awards	2.7	—	—
2022 Three-year PSU Awards	(0.2)	4.8	—
2021 Three-year PSU Awards	(2.3)	7.1	4.2
2020 Three-year PSU Awards	—	5.1	4.5
2019 Three-year PSU Awards	—	—	2.2
2017 COO and Chief Executive Officer-Designate New Hire Equity Awards	—	—	0.1
SLO Awards	(0.6)	1.7	2.8
Other long-term share-based incentive compensation programs(1)	32.1	33.6	32.0
Total share-based incentive compensation expense(2)	$34.2	$52.3	$45.8
Associated tax benefits recognized	$7.5	$8.0	$7.5

(1)    Amounts include expenses associated with restricted stock awards consisting of restricted stock units, cash-settled restricted stock unit awards, and other issuances of performance-based awards, apart from annual three-year PSU awards and the 2023 five-year ESG awards. Expense on other performance-based awards was $0.4 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively, and zero for the year ended December 31, 2021.
(2)    Amounts do not include expense related to our U.S. profit sharing contributions made in the form of our common stock, as these contributions are not considered share-based incentive compensation.
Restricted Stock, Restricted Stock Units and Cash-Settled Restricted Stock Unit Awards
Restricted stock, restricted stock units and cash-settled restricted stock unit awards (cash payment in an amount equal to the value of the shares on the vesting date) provide for a vesting period. Awards vest earlier in the event of the participant’s death or disability. If a participant terminates employment prior to vesting, then the award of restricted stock, restricted stock units or cash-settled restricted stock unit awards is forfeited, except for certain circumstances following a change in control. The People and Compensation Committee ("P&C Committee") of the Board of Directors may waive the forfeiture of all or a portion of an award. Generally, restricted stock, restricted stock units, and cash-settled stock unit awards pay dividend equivalents upon vesting.
The following table summarizes activity for unvested restricted stock units for 2023:

	Restricted stock units
	Shares	Weighted-Average per Share Fair Value on Grant Date	Aggregate Intrinsic Value (In millions)
Non-vested at December 31, 2022	1,376,406	$51.04
Granted	804,175	47.33
Vested	(705,785)	45.63	$32.2
Forfeited or expired	(151,671)	52.79
Non-vested at December 31, 2023	1,323,125	$51.47
A summary of the Company’s fair values of its vested restricted stock shares and restricted stock units are shown in the following table:

(In millions)	2023	2022	2021
Fair value of restricted stock shares vested	$—	$—	$6.1
Fair value of restricted stock units vested	$33.6	$51.6	$26.4
Unrecognized compensation cost and the weighted average period over which the compensation cost is expected to be recognized for its non-vested restricted stock units are shown in the following table:

(In millions)	Unrecognized Compensation Cost	Weighted Average to be recognized (in years)
Restricted Stock units	$45.8	1.0
The non-vested cash awards excluded from table above had $1.4 million unrecognized compensation costs and weighted-average remaining contractual life of approximately 1 year. We have recognized liabilities of $0.8 million and $1.4 million within Other current liabilities on our Consolidated Balance Sheets, as of December 31, 2023 and 2022, respectively. Cash paid for vested cash-settled restricted stock unit awards was $1.7 million and $2.3 million in 2023 and 2022, respectively.
PSU Awards
Three-year PSU awards for 2021, 2022 and 2023
During the first 90 days of each year, the P&C Committee of our Board of Directors approves PSU awards for our executive officers and other selected employees, which include for each participant a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the three-year performance period. Following the end of the performance period, in addition to shares, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. Each PSU is subject to forfeiture if the recipient terminates employment with the Company prior to the end of the three-year award performance period for any reason other than death, disability or retirement. In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant’s number of full months of service during the award performance period, further adjusted based on the achievement of the performance goals during the award performance period. All PSUs are classified as equity in the Consolidated Balance Sheets, with the exception of awards that are required by local laws or regulations to be settled in cash. This subset of PSU awards are classified as either other current or other non-current liabilities in the Consolidated Balance Sheets.
The performance goals, weightings and other information regarding PSU awards for 2021, 2022 and 2023 are set forth below:
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

	Adjusted EBITDA CAGR	ROIC
February 10, 2021 grant date
Number of units granted	41,729	41,729
Fair value on grant date (per unit)	$45.26	$45.26
February 11, 2021 grant date
Number of units granted	51,882	51,882
Fair value on grant date (per unit)	$43.85	$43.85
March 1, 2021 grant date
Number of units granted	29,762	29,762
Fair value on grant date (per unit)	$43.02	$43.02
The assumptions used to calculate the grant date fair values are shown in the following table:

	Expected price volatility	Risk-free interest rate
February 10, 2021 grant date	37.7%	0.2%
February 11, 2021 grant date	37.7%	0.2%
March 1, 2021 grant date	38.0%	0.3%
PSUs are contingently awarded and will be payable in shares of the Company’s common stock based on the Company’s Adjusted EBITDA CAGR over the three-year award performance period and the Company’s ROIC over the three-year award performance period compared to targets set at the time of the grant by the P&C Committee. The number of PSUs earned based on Adjusted EBITDA CAGR and ROIC will be subject to an additional adjustment based on results of the TSR modifier, as described above. The Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable.
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

	Adjusted EBITDA CAGR	ROIC
February 24, 2022 grant date
Number of units granted	72,308	72,308
Fair value on grant date (per unit)	$70.92	$70.92
March 1, 2022 grant date
Number of units granted	16,766	16,766
Fair value on grant date (per unit)	$69.71	$69.71
The assumptions used to calculate the grant date fair values are shown in the following table:

	Expected price volatility	Risk-free interest rate
February 24, 2022 grant date	37.4%	1.7%
March 1, 2022 grant date	37.7%	1.5%
2023 Three-year PSU Awards: (i) three-year CAGR of consolidated Adjusted EBITDA weighted at 50% and (ii) ROIC weighted at 50%. Calculation of final achievement on each performance metric is subject to an upward or downward adjustment of up to 25% of the overall combined achievement percentage, based on the results of a relative total shareholder return (“TSR”) modifier. The comparator group for the relative TSR modifier is S&P 500 component companies as of the beginning of the performance period. Shareholder return in the top quartile of the comparator group increases overall achievement of performance metrics by 25% while shareholder return in the bottom quartile of the comparator group decreases overall achievement of the performance metrics by 25%. The total number of shares to be issued, including the modifier, for these awards can range from zero to 250% of the target number of shares.

	Adjusted EBITDA CAGR	ROIC
February 21, 2023 grant date
Number of units granted	93,343	93,343
Fair value on grant date (per unit)	$48.46	$48.46
March 1, 2023 grant date
Number of units granted	22,963	22,963
Fair value on grant date (per unit)	$49.05	$49.05
The assumptions used to calculate the grant date fair values are shown in the following table:

	Expected price volatility	Risk-free interest rate
February 21, 2023 grant date	32.9%	4.4%
March 1, 2023 grant date	31.7%	4.6%
The following table includes additional information related to estimated earned payout based on the probable outcome of the performance conditions and market condition as of December 31, 2023:

	Estimated Payout %
	Adjusted EBITDA CAGR	ROIC	TSR Modifier(1)	Combined
2023 Three-year PSU Awards	100%	100%	(25)%	75%
2022 Three-year PSU Awards	—%	200%	(25)%	75%
2021 Three-year PSU Awards	—%	200%	(25)%	75%
(1)    The TSR Modifier is a market-based condition. Accordingly, we make no assumptions related to future performance. The percentages above represent actual rankings as of December 31, 2023. Any portion of outstanding awards based on the achievement of market-based conditions are accrued at 100% of fair value over the performance period in accordance with ASC 718.

2023 Five-year ESG Awards
During the first quarter of 2023, the P&C Committee approved awards with a five-year performance period beginning January 1, 2023 and ending December 31, 2027 for certain of our executive officers. The P&C Committee established performance goals related to the Company's environmental, social, and governance ("ESG") commitments. A total of 75% of the target awards are weighted towards sustainability goals, including increased recycled and/or renewable content offerings and reductions in greenhouse gas intensity. The remaining 25% of the target awards are weighted towards social goals, including global gender representation, and belonging and inclusion. Calculation of final achievement on the awards is subject to upward adjustments in the event that (i) specified levels of automation and prismiqTM sales are realized and/or (ii) the target performance level for all goals is met. The total number of shares to be issued for these awards can range from zero to 187.5% of the target number of shares, inclusive of upward adjustments. During the second quarter of 2023, ESG awards were granted to one additional executive officer. The performance period and performance goals are identical to those described above.
The target number of PSUs granted and the grant date fair value of the PSUs are shown in the following table:

	Environmental Goals	Social Goals
February 21, 2023 grant date
Number of units granted	204,172	78,528
Fair value on grant date (per unit)	$48.55	$48.55
April 18, 2023 grant date
Number of units granted	20,811	8,005
Fair value on grant date (per unit)	$46.85	$46.85
The following table summarizes activity for outstanding three-year PSU and five-year ESG PSU awards for 2023:

	Shares	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2022	674,687
Granted(1)	544,128
Performance adjustment(2)	190,044
Converted	(457,461)	$15.5
Forfeited or expired	(84,086)
Outstanding at December 31, 2023	867,312
Fully vested at December 31, 2023	260,601	$12.4

(1)This represents the target number of performance units granted. Actual number of PSUs earned, if any, is dependent upon performance and may range from 0% to 250% of the target for three-year PSU awards and 0% to 187.5% of the target for five-year ESG PSU awards.
(2)Represents units earned and distributed in excess of target for 2020 three-year PSUs awards.
The following table summarizes activity for non-vested three-year PSU and five-year ESG PSU awards for 2023:

	Shares	Weighted-Average per Share Fair Value on Grant Date
Non-vested at December 31, 2022	380,093	$56.03
Granted	544,128	48.46
Vested	(233,424)	46.97
Forfeited or expired	(84,086)	53.29
Non-vested at December 31, 2023	606,711	$53.07
A summary of the Company’s fair value for its vested three-year PSU and five-year ESG PSU awards is shown in the following table:

(In millions)	2023	2022	2021
Fair value of PSU awards vested	$9.5	$14.7	$17.8
A summary of the Company’s unrecognized compensation cost for PSU awards at the current estimated earned payout based on the probable outcome of the performance condition and weighted average periods over which the compensation cost is expected to be recognized as shown in the following table:

(In millions)	Unrecognized Compensation Costs	Weighted Average to be recognized (in years)
2023 Five-year ESG PSU Awards	$5.2	4
2023 Three-year PSU Awards	2.9	2
2022 Three-year PSU Awards	1.2	1
2021 Three-year PSU Awards	—	0

2020 Three-year PSU Awards
In February 2023, the P&C Committee reviewed performance results for the 2020-2022 PSUs. Performance goals for these PSUs were based on Adjusted EBITDA CAGR, ROIC, and the Company's TSR ranking relative to a group of peer companies. Based on overall performance for the 2020-2022 PSUs, these awards paid out at 172.4% of target or 457,461 units. Of this, 183,109 units were withheld to cover employee tax withholding and 914 units were designated as cash-settled awards, resulting in net share issuances of 273,438.
Stock Leverage Opportunity Awards
Before the start of each performance year, certain key executives have historically been eligible to elect to receive all or a portion of their annual cash bonus for that year, in increments of 25% of the annual bonus, as an award of restricted stock units under the Omnibus Incentive Plan in lieu of cash. The portion provided as an equity award was given a premium as determined by the P&C Committee each year and rounded up to the nearest whole share. The award was granted following the end of the performance year and after determination by the P&C Committee of the amount of the annual bonus award for each executive officer and other selected key executives who elected to take all or a portion of his or her annual bonus as an equity award, but no later than March 15th following the end of the performance year.
The equity award was made in the form of an award of restricted stock units that vests on the second anniversary of the grant date or earlier in the event of death, disability or retirement from employment with the Company, and the shares subject to the award are not transferable by the recipient until the later of vesting or the second anniversary of the grant date. For the “principal portion” of the award that would have otherwise been paid in cash, the award vests upon any termination of employment, other than for cause. For the “premium portion” of the award, the award may early vest only in case of death, disability or retirement from the Company. Except as described above, if the recipient ceases to be employed by the Company prior to vesting, then any premium portion of the award is forfeited, except for certain circumstances following a change in control. SLO awards in the form of restricted stock units have no voting rights until shares are issued to them but do receive a cash payment in the amount of the dividends (without interest) on the shares they have earned at about the same time that shares are issued to them following vesting.
During 2023, 32,330 restricted stock units were granted for the 2022 Annual Incentive Plan. The program was terminated following the 2022 performance year and there are no contingently issuable shares under such program as of December 31, 2023. We recorded compensation expense for these awards in Selling, general and administrative expenses on the Consolidated Statements of Operations with a corresponding credit to Additional paid-in capital within Stockholders’ equity, based on the fair value of the awards at the end of each reporting period, which reflects the effects of stock price changes. The expense was historically recognized over a fifteen-month period.

Note 22 Accumulated Other Comprehensive Loss
The following table provides details of comprehensive loss:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment(1)	Unrecognized Losses on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2021	$(137.5)	$(760.5)	$(38.3)	$2.4	$(933.9)
Other comprehensive income (loss) before reclassifications	7.3	(77.0)	20.0	9.2	(40.5)
Less: amounts reclassified from accumulated other comprehensive loss	3.9	—	—	(8.3)	(4.4)
Net current period other comprehensive income (loss)	11.2	(77.0)	20.0	0.9	(44.9)
Balance at December 31, 2022	$(126.3)	$(837.5)	$(18.3)	$3.3	$(978.8)
Other comprehensive (loss) income before reclassifications	(23.8)	66.9	(19.8)	(0.7)	22.6
Less: amounts reclassified from accumulated other comprehensive loss	3.7	—	—	(3.0)	0.7
Net current period other comprehensive (loss) income	(20.1)	66.9	(19.8)	(3.7)	23.3
Balance at December 31, 2023	$(146.4)	$(770.6)	$(38.1)	$(0.4)	$(955.5)

(1)Includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustments were $12.9 million, $15.8 million and $30.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table provides detail of amounts reclassified from AOCL:

(In millions)	2023	2022	2021	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefit plans:
Settlements	$(0.2)	$—	$(0.9)
Amortization of net prior service credit	0.1	—	—
Amortization of net actuarial loss	(4.7)	(5.2)	(7.4)
Total pre-tax amount	(4.8)	(5.2)	(8.3)	Other expense, net
Tax benefit	1.1	1.3	2.0
Net of tax	(3.7)	(3.9)	(6.3)
Net gains (losses) on cash flow hedging derivatives:(1)
Foreign currency forward contracts	4.2	10.9	(1.9)	Cost of sales
Treasury locks	0.1	0.1	0.1	Interest expense, net
Total pre-tax amount	4.3	11.0	(1.8)
Tax (expense) benefit	(1.3)	(2.7)	0.6
Net of tax	3.0	8.3	(1.2)
Total reclassifications for the period	$(0.7)	$4.4	$(7.5)

(1)These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 15, “Derivatives and Hedging Activities,” for additional details.

Note 23 Other Expense, net
The following table provides details of other expense, net:

	Year Ended December 31,
(In millions)	2023	2022	2021
Net foreign exchange transaction loss	$(15.3)	$(7.2)	$(0.7)
Bank fee expense	(5.6)	(5.1)	(5.0)
Pension (expense) income other than service costs	(8.7)	4.8	4.4
Impairment (loss)/fair value gain on equity investments, net	—	(30.6)	6.6
Impairment of debt investment(1)	—	—	(8.0)
Foreign currency exchange loss due to high inflationary economies	(23.1)	(8.8)	(3.6)
Loss on debt redemption and refinancing activities	(13.2)	(11.2)	(18.6)
Other income(2)	10.4	11.7	13.2
Other (expense)	(6.4)	(6.8)	(5.2)
Other expense, net	$(61.9)	$(53.2)	$(16.9)

(1)During the year ended December 31, 2021, SEE made investments totaling $8.0 million, in another company's convertible debt. Based on information available to SEE specific to the investee and our expectations of recoverability at that time, we recorded a credit loss resulting in an $8.0 million impairment (establishment of allowance) of the convertible debt investment during the fourth quarter of 2021. The total allowance for credit losses related to the remaining available-for-sale debt securities as of December 31, 2023 and 2022 was zero.
(2)During the year ended December 31, 2021, the Supreme Court of Brazil issued a final decision that clarified the methodology companies should use related to a claim for the overpayment of certain indirect taxes paid by Sealed Air subsidiaries in Brazil, resulting from a double taxation calculation. Based on the updated methodology approved by the Brazilian Supreme Court, we recorded $5.0 million of income during the year ended December 31, 2021.

Note 24 Net Earnings per Common Share
The following table shows the calculation of basic and diluted net earnings per common share:

	Year Ended December 31,
(In millions, except per share amounts)	2023	2022	2021
Basic Net Earnings Per Common Share:
Numerator:
Net earnings	$341.6	$491.6	$506.8
Distributed and allocated undistributed net earnings to unvested restricted stockholders	—	—	—
Net earnings available to common stockholders	$341.6	$491.6	$506.8
Denominator:
Weighted average number of common shares outstanding - basic	144.4	145.9	150.9
Basic net earnings per common share:
Basic net earnings per common share	$2.37	$3.37	$3.36
Diluted Net Earnings Per Common Share:
Numerator:
Net earnings available to common stockholders	$341.6	$491.6	$506.8
Denominator:
Weighted average number of common shares outstanding - basic	144.4	145.9	150.9
Effect of dilutive stock shares and units	0.5	1.5	1.5
Weighted average number of common shares outstanding - diluted under treasury stock	144.9	147.4	152.4
Diluted net earnings per common share	$2.36	$3.33	$3.32
PSU Awards
We included contingently issuable shares using the treasury stock method for our PSU awards in the diluted weighted average number of common shares outstanding based on the number of contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period. The calculation of diluted weighted average shares outstanding related to PSUs was 0.2 million in 2023, 0.8 million in 2022, and 0.6 million in 2021.
SLO Awards
The SLO program was terminated following the 2022 performance year and there are no contingently issuable shares under such program as of December 31, 2023. The dilutive impact associated with SLO awards for 2023, 2022 and 2021 was nominal.

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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rule 13a-15. Our management, including our Interim Co-Chief Executive Officers and Chief Financial Officer, supervised and participated in this evaluation. Based upon that evaluation, our Interim Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the “reasonable assurance” level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management evaluated, with the participation of our Interim Co-Chief Executive Officers and Chief Financial Officer, the effectiveness, as of December 31, 2023, of our internal control over financial reporting. The suitable recognized control framework on which management’s evaluation of our internal control over financial reporting is based is the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation under the COSO framework, our management concluded that our internal control over financial reporting as of December 31, 2023 was effective.
Our management has excluded LB Holdco, Inc., the parent company of Liquibox Inc., from its assessment of the Company’s internal control over financial reporting as of December 31, 2023 because they were acquired by the Company in a purchase business combination during 2023. LB Holdco, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from our management's assessment of internal control over financial reporting represent approximately 2% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.
Our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2023, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023.

Item 9B. Other Information

During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers,” and the balance will be included in our Proxy Statement for our 2024 Annual Meeting of Stockholders under the captions “Corporate Governance,” “Election of Directors — Information Concerning Nominees,” “Election of Directors - Nominees for Election as Directors” and "Delinquent Section 16(a) Reports," except as set forth below. All such information is incorporated herein by reference.
We have adopted a Code of Conduct applicable to all of our directors, officers and employees and those of our subsidiaries and a supplemental Code of Ethics for Senior Financial Executives applicable to our Interim Co-Chief Executive Officers, Chief Financial Officer, Controller, Treasurer, and all other employees performing similar functions for us. The Code of Conduct and the Code of Ethics for Senior Financial Executives are posted on our website at www.sealedair.com. We will post any amendments to the Code of Conduct and the Code of Ethics for Senior Financial Executives on our website. We will also post on our website any waivers applicable to any of our directors or officers, including the senior financial officers listed above, from provisions of the Code of Conduct or the Code of Ethics for Senior Financial Executives.

Item 11. Executive Compensation
The information required in response to this Item will be set forth in our Proxy Statement for our 2024 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation." Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
The information required in response to this Item will be set forth in our Proxy Statement for our 2024 Annual Meeting of Stockholders under the captions “Beneficial Ownership Table” and “Equity Compensation Plan Information.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director
Independence
The information required in response to this Item will be set forth in our Proxy Statement for our 2024 Annual Meeting of Stockholders under the captions “Corporate Governance - Board of Directors Overview - Independence of Directors” and “Certain Relationships and Related-Person Transactions.” Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required in response to this Item will be included in our Proxy Statement for our 2024 Annual Meeting of Stockholders under the captions “Principal Independent Auditor Fees” and “Audit Committee Pre-Approval Policies and Procedures.” Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this Annual Report on Form 10-K:
(1) Financial Statements
See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K in Part II Item 8.
(2) Financial Statement Schedule
See Schedule II — Valuation and Qualifying Accounts and Reserves — Years Ended December 31, 2023, 2022 and 2021 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable or the amounts involved are not material.

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

4.4
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

4.6	Form of 4.000% Senior Note due 2027. (Exhibit 4.2 to the Company's Current Report on Form 8-K, Date of Report November 21, 2019, File No. 1-12139, is incorporated herein by reference.)

4.7
Indenture, dated as of September 29, 2021, by and among Sealed Air Corporation, Guarantors party thereto and U.S. Bank National Association. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report September 28, 2021, File No. 1-12139, is incorporated herein by reference.)

4.8	Form of 1.573% Senior Secured Notes due 2026. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report September 28, 2021, File No. 1-12139, is incorporated herein by reference.)

4.9
Indenture, dated as of April 19, 2022, by and among Sealed Air Corporation, Guarantors party thereto and U.S. Bank Trust Company, National Association. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report April 18, 2022, File No. 1-12139, is incorporated herein by reference.)

4.10	Form of 5.000% Senior Note due 2029. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report April 18, 2022, File No. 1-12139, is incorporated herein by reference.)

4.11
Indenture, dated as of January 31, 2023, by and among Sealed Air Corporation, Sealed Air Corporation (US), Guarantors party thereto and U.S. Bank Trust Company, National Association. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report January 27, 2023, File No. 1-12139, is incorporated herein by reference.)

4.12	Form of 6.125% Senior Note due 2028. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report January 27, 2023, File No. 1-12139, is incorporated herein by reference.)

Exhibit Number	Description
4.13
Indenture, dated as of November 20, 2023, by and among Sealed Air Corporation, Sealed Air Corporation (US), Guarantors party thereto and Truist Bank. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report November 15, 2023, File No. 1-12139, is incorporated herein by reference.)

4.14	Form of 7.250% senior note due 2031 (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report November 15, 2023, File No. 1-12139, is incorporated herein by reference.)

4.15	Description of Securities. (Exhibit 4.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-12139, is incorporated herein by reference.)

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

10.8	Fees to be paid to the Company's Non-Employee Directors — 2024*

10.9
Fees to be paid to the Company's Non-Employee Directors - 2023. (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-12139, is incorporated herein by reference.)*

10.10
Sealed Air Corporation Annual Incentive Plan, as amended and restated on October 4, 2017 (Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.11
Sealed Air Corporation Deferred Compensation Plan for Key Employees (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 25, 2013, file No. 1-12139, is incorporated herein by reference.)*

10.12
Sealed Air Corporation Policy on Recoupment of Incentive Compensation from Executives in the Event of Certain Restatements, as amended February 18, 2010. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report February 18, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.13
Offer Letter Agreement, dated September 5, 2017, between Edward L. Doheny II and the Company. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report September 2, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.14
Letter Agreement, dated December 10, 2020, between Edward L. Doheny II and the Company. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report December 10, 2020, File No. 1-12139, is incorporated herein by reference.)*

10.15
Letter Agreement, dated August 30, 2022, between Edward L. Doheny II and Sealed Air Corporation. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report August 30, 2022, File No. 1-12139, is incorporated herein by reference.)*

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

10.20
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

10.21
Amendment No. 2 to Fourth Amended and Restated Syndicated Facility Agreement, dated February 1, 2023, by and among Sealed Air Corporation, on behalf of itself and certain of subsidiaries, Bank of America, N.A., as agent and other financial institutions party thereto. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, File No. 1-12139, is incorporated herein by reference.)

10.22
Equity Purchase Agreement, dated as of April 30, 2019, by and between the Company, Automated Packaging Systems, Inc. and the Seller Parties named therein. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, File No. 1-12139, is incorporated herein by reference.)

10.23
Offer Letter, dated November 23, 2020, between Christopher J. Stephens, Jr. and the Company (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report November 23, 2020, File No. 1-12139, is incorporated herein by reference.)*

10.24
Offer letter, dated March 15, 2023, between Dustin Semach and Sealed Air Corporation (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report March 15, 2023, File No. 1-12139, is incorporated herein by reference.)*

10.25
Offer Letter Amendment, dated March 20, 2023, between Dustin Semach and Sealed Air Corporation (Exhibit 10.2 to the Company's Current Report on Form 8-K, Date of Report March 15, 2023, File No. 1-12139, is incorporated herein by reference.)*

10.26
Form of Notice of Grant of Restricted Stock Unit Award (ESG Performance Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 21, 2023 (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, File No. 1-12139, is incorporated herein by reference.)*

10.27
Form of Notice of Grant of Restricted Stock Unit Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 13, 2018 (Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.28
Form of Notice of Grant of Restricted Stock Unit Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 16, 2015. (Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.29
Form of Notice of Grant of Restricted Stock Unit Award (Performance-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 13, 2018 (Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.30
Form of Notice of Grant of Restricted Stock Unit Award (Performance-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 16, 2015. (Exhibit 10.45 to the Company’s Annual Report on Form10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

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

21	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Emile Z. Chammas pursuant to Rule 13a-14(a), dated February 27, 2024.

31.2	Certification of Dustin J. Semach pursuant to Rule 13a-14(a), dated February 27, 2024.

32	Certification of Emile Z. Chammas and Dustin J. Semach pursuant to 18 U.S.C. § 1350, dated February 27, 2024.

97	Sealed Air Corporation Clawback Policy*

101.INS	Inline XBRL Instance Document - the Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101).

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

(2) Financial Statement Schedule
SEALED AIR CORPORATION AND SUBSIDIARIES
SCHEDULE II
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2023, 2022 and 2021

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Foreign Currency Translation and Other	Balance at End of Year
(In millions)
Year Ended December 31, 2023
Allowance for credit losses on trade receivables	$11.5	$3.1	$—	(1)	$0.3	$14.9
Inventory obsolescence reserve	$28.9	$18.3	$(4.3)	(2)	$0.4	$43.3
Valuation allowance on deferred tax assets	$179.5	$13.2	$(0.2)	(3)	$13.1	$205.6
Allowance for credit loss on debt investment	$—	$—	$—		$—	$—
Year Ended December 31, 2022
Allowance for credit losses on trade receivables	$11.1	$6.2	$(5.6)	(1)	$(0.2)	$11.5
Inventory obsolescence reserve	$24.1	$19.8	$(14.6)	(2)	$(0.4)	$28.9
Valuation allowance on deferred tax assets	$189.6	$2.0	$(1.9)	(3)	$(10.2)	$179.5
Allowance for credit loss on debt investment	$8.0	$—	$(8.0)	(4)	$—	$—
Year Ended December 31, 2021
Allowance for credit losses on trade receivables	$11.7	$2.1	$(2.5)	(1)	$(0.2)	$11.1
Inventory obsolescence reserve	$21.1	$9.5	$(5.8)	(2)	$(0.7)	$24.1
Valuation allowance on deferred tax assets	$207.1	$3.7	$(6.2)	(3)	$(15.0)	$189.6
Allowance for credit loss on debt investment	$—	$8.0	$—		$—	$8.0

(1)Primarily accounts receivable balances written off, net of recoveries.
(2)Primarily items removed from inventory.
(3)Primarily includes valuation allowances released as a result of the cessation of operations in certain jurisdictions and write off of related deferred tax asset balances.
(4)Primarily due to exchange of debt investment for preferred securities of the same investee during 2022.

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
Date: February 27, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/S/ EMILE Z. CHAMMAS	Interim Co-President and Co-Chief Executive Officer, Chief Operating Officer (Principal Executive Officer)	February 27, 2024
Emile Z. Chammas

By:	/S/ DUSTIN J. SEMACH	Interim Co-President and Co-Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	February 27, 2024
Dustin J. Semach

By:	/S/ VERONIKA JOHNSON	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 27, 2024
Veronika Johnson

By:	/S/ ZUBAID AHMAD	Director	February 27, 2024
Zubaid Ahmad

By:	/S/ KEVIN C. BERRYMAN	Director	February 27, 2024
Kevin C. Berryman

By:	/S/ FRANÇOISE COLPRON	Director	February 27, 2024
Françoise Colpron

By:	/S/ CLAY M. JOHNSON	Director	February 27, 2024
Clay M. Johnson

By:	/S/ HENRY R. KEIZER	Director	February 27, 2024
Henry R. Keizer

By:	/S/ HARRY A. LAWTON III	Director	February 27, 2024
Harry A. Lawton III

By:	/S/ SUZANNE B. ROWLAND	Director	February 27, 2024
Suzanne B. Rowland