Form 10-Q
period 2024-03-31
SEALED AIR CORP/DE
filed 2024-05-02
CIK 1012100

PSM for /24

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 145,614,668 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of April 30, 2024.

SEALED AIR CORPORATION AND SUBSIDIARIES

Cautionary Notice Regarding Forward-Looking Statements
This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition, results of operations and cash flows. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipate,” “believe,” “plan,” “assume,” “could,” “should,” “estimate,” “expect,” “intend,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, expectations regarding the results of restructuring and other programs, expectations regarding future impacts of acquisitions, anticipated levels of capital expenditures and expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings.
The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: global economic and political conditions, including recessionary and inflationary pressures, currency translation and devaluation effects, changes in raw material pricing and availability, competitive conditions, the success of new product offerings, failure to realize synergies and other financial benefits from acquisitions within the expected time frames, greater than expected costs or difficulties related to acquisition integrations, consumer preferences, the effects of animal and food-related health issues, the effects of epidemics or pandemics, negative impacts related to the ongoing conflict between Russia and Ukraine and related sanctions, export restrictions and other counteractions thereto, uncertainties relating to existing or potential increased hostilities in the Middle East, changes in energy costs, environmental matters, the success of our restructuring activities, the success of our merger, acquisition and equity investment strategies, the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts, changes in our credit ratings, regulatory actions and legal matters, and the other information referenced in Part I, Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC, and in any of our subsequent SEC filings. Any forward-looking statement made by us is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In USD millions, except share and per share data)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$352.8	$346.1
Trade receivables, net of allowance for credit losses of $14.8 in 2024 and $14.9 in 2023	461.5	442.6
Income tax receivables	27.6	44.9
Other receivables	92.2	94.2
Advances and deposits	69.7	72.8
Inventories, net of inventory reserves of $50.0 in 2024 and $43.3 in 2023 (Note 7)	790.2	774.3
Prepaid expenses and other current assets	198.8	188.4
Total current assets	1,992.8	1,963.3
Property and equipment, net (Note 8)	1,411.2	1,416.4
Goodwill (Note 9)	2,887.7	2,892.5
Identifiable intangible assets, net (Note 9)	425.6	439.0
Deferred taxes	130.7	130.8
Operating lease right-of-use-assets (Note 4)	80.3	86.5
Other non-current assets	271.0	272.1
Total assets	$7,199.3	$7,200.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings (Note 13)	$134.6	$140.7
Current portion of long-term debt (Note 13)	43.5	35.7
Current portion of operating lease liabilities (Note 4)	27.4	29.2
Accounts payable	811.8	764.6
Accrued restructuring costs (Note 12)	28.8	23.1
Income tax payable	28.2	28.7
Other current liabilities	428.5	487.0
Total current liabilities	1,502.8	1,509.0
Long-term debt, less current portion (Note 13)	4,484.2	4,513.9
Long-term operating lease liabilities, less current portion (Note 4)	61.8	66.7
Deferred taxes	34.6	35.8
Other non-current liabilities	517.6	525.7
Total liabilities	6,601.0	6,651.1
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2024 and 2023	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 154,486,042 in 2024 and 154,054,011 in 2023; shares outstanding: 145,607,340 in 2024 and 144,467,719 in 2023	15.4	15.4
Additional paid-in capital	1,423.4	1,429.5
Retained earnings	548.9	496.5
Common stock in treasury, 8,878,702 shares in 2024 and 9,586,292 shares in 2023	(404.2)	(436.4)
Accumulated other comprehensive loss, net of taxes (Note 20)	(985.2)	(955.5)
Total stockholders’ equity	598.3	549.5
Total liabilities and stockholders’ equity	$7,199.3	$7,200.6

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In USD millions, except per share data)	2024	2023
Net sales	$1,329.6	$1,348.8
Cost of sales	928.8	943.7
Gross profit	400.8	405.1
Selling, general and administrative expenses	185.5	221.6
Amortization expense of intangible assets	14.8	15.2
Restructuring charges (Note 12)	15.5	(1.2)
Operating profit	185.0	169.5
Interest expense, net	(65.1)	(57.8)
Other expense, net (Note 21)	(0.8)	(15.0)
Earnings before income tax provision	119.1	96.7
Income tax provision (Note 17)	35.7	33.8
Net earnings from continuing operations	83.4	62.9
Loss on sale of discontinued operations, net of tax	(1.4)	(1.0)
Net earnings	$82.0	$61.9
Basic:
Continuing operations	$0.58	$0.44
Discontinued operations	(0.01)	(0.01)
Net earnings per common share - basic (Note 22)	$0.57	$0.43
Diluted:
Continuing operations	$0.57	$0.44
Discontinued operations	(0.01)	(0.01)
Net earnings per common share - diluted (Note 22)	$0.56	$0.43
Weighted average number of common shares outstanding: (Note 22)
Basic	144.9	144.1
Diluted	145.4	144.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2024			2023
(In USD millions)	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings			$82.0			$61.9
Other comprehensive income (loss):
Recognition of pension items	$1.2	$(0.3)	0.9	$1.7	$(0.4)	1.3
Unrealized gains (losses) on derivative instruments for net investment hedge	11.2	(2.8)	8.4	(7.3)	1.8	(5.5)
Unrealized gains (losses) on derivative instruments for cash flow hedge	2.0	(0.6)	1.4	(3.8)	1.0	(2.8)
Foreign currency translation adjustments	(40.4)	—	(40.4)	36.6	—	36.6
Other comprehensive (loss) income	$(26.0)	$(3.7)	(29.7)	$27.2	$2.4	29.6
Comprehensive income, net of taxes			$52.3			$91.5

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In USD millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Equity
Balance at December 31, 2023	$15.4	$1,429.5	$496.5	$(436.4)	$(955.5)	$549.5
Effect of share-based incentive compensation	—	0.7	—	—	—	0.7
Stock issued for profit sharing contribution paid in stock	—	(6.8)	—	32.2	—	25.4
Recognition of pension items, net of taxes	—	—	—	—	0.9	0.9
Foreign currency translation adjustments	—	—	—	—	(40.4)	(40.4)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	9.8	9.8
Net earnings	—	—	82.0	—	—	82.0
Dividends on common stock ($0.20 per share)	—	—	(29.6)	—	—	(29.6)
Balance at March 31, 2024	$15.4	$1,423.4	$548.9	$(404.2)	$(985.2)	$598.3

Balance at December 31, 2022	$23.3	$2,155.3	$3,163.4	$(4,019.1)	$(978.8)	$344.1
Effect of share-based incentive compensation	0.1	(3.4)	—	—	—	(3.3)
Stock issued for profit sharing contribution paid in stock	—	0.9	—	23.0	—	23.9
Repurchases of common stock	—	—	—	(79.9)	—	(79.9)
Recognition of pension items, net of taxes	—	—	—	—	1.3	1.3
Foreign currency translation adjustments	—	—	—	—	36.6	36.6
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(8.3)	(8.3)
Net earnings	—	—	61.9	—	—	61.9
Dividends on common stock ($0.20 per share)	—	—	(29.8)	—	—	(29.8)
Balance at March 31, 2023	$23.4	$2,152.8	$3,195.5	$(4,076.0)	$(949.2)	$346.5
See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In USD millions)	2024	2023
Net earnings	$82.0	$61.9
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	59.7	55.9
Share-based incentive compensation	8.5	17.6
Profit sharing expense	6.9	6.8
Loss on debt redemption and refinancing activities	—	4.9
Provision for allowance for credit losses on trade receivables	0.9	2.2
Provisions for inventory obsolescence	6.1	5.4
Deferred taxes, net	(7.2)	(2.8)
Net loss on disposal/sale of businesses	1.4	1.0
Other non-cash items	(4.4)	11.6
Changes in operating assets and liabilities:
Trade receivables, net	(28.9)	30.1
Inventories, net	(33.5)	(32.0)
Accounts payable	47.7	(62.8)
Customer advance payments	(3.0)	4.7
Income tax receivable/payable	17.2	12.7
Other assets and liabilities	(28.3)	(65.3)
Net cash provided by operating activities	$125.1	$51.9
Cash flows from investing activities:
Capital expenditures	(47.1)	(64.9)
Proceeds related to sale of business and property and equipment, net	0.2	0.6
Businesses acquired in purchase transactions, net of cash acquired	4.2	(1,148.0)
Settlement of foreign currency forward contracts	3.1	5.4
Proceeds from cross-currency swaps	1.6	—
Net cash used in investing activities	$(38.0)	$(1,206.9)
Cash flows from financing activities:
Net (payments) proceeds from short-term borrowings	(3.7)	167.9
Proceeds from long-term debt	—	1,411.4
Payments of long-term debt	(25.3)	(432.8)
Payments of debt modification/extinguishment costs and other	—	(13.1)
Dividends paid on common stock	(30.5)	(31.1)
Impact of tax withholding on share-based compensation	(7.8)	(21.0)
Repurchases of common stock	—	(79.9)
Principal payments related to financing leases	(1.8)	(2.3)
Net cash (used in) provided by financing activities	$(69.1)	$999.1
Effect of foreign currency exchange rate changes on cash and cash equivalents	$(11.3)	$2.9
Cash Reconciliation:
Cash and cash equivalents	346.1	456.1
Restricted cash and cash equivalents	—	—
Balance, beginning of period	$346.1	$456.1
Net change during the period	6.7	(153.0)
Cash and cash equivalents	352.8	303.1
Restricted cash and cash equivalents	—	—
Balance, end of period	$352.8	$303.1
Supplemental Cash Flow Information:
Interest payments	$80.5	$50.8
Income tax payments, net of cash refunds	$20.9	$14.0
Restructuring payments including associated costs	$14.3	$3.1

Non-cash items:
Transfers of shares of common stock from treasury for profit-sharing contributions	$25.4	$23.9

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
Basis of Presentation
Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our Condensed Consolidated Balance Sheet as of March 31, 2024 and our Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 have been made. The results set forth in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. All amounts are in millions, except per share amounts, and are approximate due to rounding. All amounts are presented in U.S. dollar, unless otherwise specified.
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
We are responsible for the unaudited Condensed Consolidated Financial Statements and notes included in this report. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”), which was filed with the SEC on February 27, 2024, and with the information contained in our other publicly available filings with the SEC.
When we cross reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.
There were no significant changes to our significant accounting policies as disclosed in “Note 2 – Summary of Significant Accounting Policies and Recently Adopted and Issued Accounting Standards” of our audited consolidated financial statements and notes thereto included in our 2023 Form 10-K.
Impact of Highly Inflationary Economy
Argentina

Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiary in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into U.S. dollars using the current exchange rate available to us. The impact of any changes in the exchange rate are reflected within Other expense, net on the Condensed Consolidated Statements of Operations. The Company recorded $4.9 million and $2.6 million of remeasurement losses for the three months ended March 31, 2024 and 2023, respectively, related to our subsidiary in Argentina.
Note 2 Recently Adopted and Issued Accounting Standards
Recently Adopted Accounting Standards
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"). ASU 2022-04 requires the buyer in a supplier finance program to disclose qualitative and quantitative information about the program. The Company adopted ASU 2022-04 on January 1, 2023, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The adoption did not materially impact the Company's Condensed Consolidated Financial Statements.
We facilitate a voluntary supply chain financing program to provide some of our suppliers with the opportunity to sell receivables due from us (our accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. This program is administered by participating financial institutions. When a supplier utilizes the supply chain financing program, the supplier receives a payment in advance of agreed payment terms from the financial institution, net of a discount charged. Our responsibility is limited to making payments to the respective financial institutions on the terms originally negotiated with our supplier. We monitor our days payable outstanding relative to our peers and industry trends in order to assess our conclusion that the program continues to be a trade payable program and not indicative of a borrowing arrangement. The liabilities continue to be presented as Accounts payable in our Condensed Consolidated Balance Sheets until they are paid, and they are reflected as Cash flows from operating activities when settled. At March 31, 2024 and December 31, 2023, our accounts payable balances included $164.2 million and $153.0 million, respectively, related to invoices from suppliers participating in the program.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires annual and interim disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), the disclosure and description of other segment items, the inclusion of all current annual disclosures about a reportable segment in interim periods, allows for disclosure of multiple measures of a reportable segment's profit or loss, requires disclosure of the CODM's title and position, and requires a description of how the CODM uses reported measures in assessing the performance of reportable segments and in making decisions pertaining to allocation of resources. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

Note 3 Revenue Recognition, Contracts with Customers
Description of Revenue Generating Activities
We employ sales, marketing and customer service personnel throughout the world who sell and market our products, services, equipment and systems.
As discussed in Note 6, “Segments,” our reporting segments are Food and Protective. Our Food solutions are largely sold directly to end customers, while our Protective solutions are sold through business supply distributors and directly to end customers.
Food:
Food solutions are sold to food processors in fresh red meat, smoked and processed meats, poultry, seafood, fluids and liquids, cheese, and other food markets worldwide. Food offers integrated packaging materials and automated equipment solutions to increase food safety, extend shelf life, reduce food waste, automate processes and optimize total cost. Its materials, automated equipment and service enable customers to reduce costs and enhance their brands in the marketplace.
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
Other Revenue Recognition Considerations:
Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. Revenue recognized from performance obligations satisfied in previous reporting periods was $1.1 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.
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

Disaggregated Revenue
For the three months ended March 31, 2024 and 2023, revenues from contracts with customers summarized by Segment and Geographic region were as follows:

	Three Months Ended March 31, 2024
(In millions)	Food	Protective	Total
Americas	$578.6	$296.3	$874.9
EMEA	172.7	99.5	272.2
APAC	110.9	63.5	174.4
Topic 606 Segment Revenue	862.2	459.3	1,321.5
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	6.2	1.9	8.1
Total	$868.4	$461.2	$1,329.6

	Three Months Ended March 31, 2023
(In millions)	Food	Protective	Total
Americas	$566.1	$306.2	$872.3
EMEA	169.2	119.6	288.8
APAC	112.3	68.6	180.9
Topic 606 Segment Revenue	847.6	494.4	1,342.0
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	5.5	1.3	6.8
Total	$853.1	$495.7	$1,348.8
Contract Balances
The time when a performance obligation is satisfied and the time when billing and payment occur are generally closely aligned, subject to agreed payment terms, with the exception of equipment accruals. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the materials transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and when the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The following contract assets and liabilities are included within Prepaid expenses and other current assets and Other current liabilities, or Other non-current liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

(In millions)	March 31, 2024	December 31, 2023
Contract assets	$0.4	$0.4
Contract liabilities	$20.6	$19.9
The contract liability balances represent deferred revenue, primarily related to equipment accruals. Revenue recognized in the three months ended March 31, 2024 and 2023 that was included in the contract liability balance at the beginning of the period was $2.6 million and $4.6 million, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.
Remaining Performance Obligations
The following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of March 31, 2024 and December 31, 2023, as well as the expected timing of recognition of that transaction price.

(In millions)	March 31, 2024	December 31, 2023
Short-Term (12 months or less)(1)	$13.3	$13.3
Long-Term	7.3	6.6
Total transaction price	$20.6	$19.9

(1) Our enforceable contractual obligations tend to be short term in nature. The table above does not include the transaction price of any remaining performance obligations that are part of the contracts with expected durations of one year or less.
Note 4 Leases
Lessor
SEE has contractual obligations as a lessor with respect to some of our automation and equipment solutions including "free on loan" equipment and leased equipment, both sales-type and operating. The consideration in a contract that contains both lease and non-lease components is allocated based on the standalone selling price.
Our contractual obligations for operating leases can include termination and renewal options. Our contractual obligations for sales-type leases tend to have fixed terms and can include purchase options. We utilize the reasonably certain threshold criteria in determining which options our customers will exercise.
All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our sales-type lease receivable balances at March 31, 2024 and December 31, 2023 were as follows:

(In millions)	March 31, 2024	December 31, 2023
Short-Term (12 months or less)	$8.7	$8.5
Long-Term	33.3	33.3
Lease receivables	$42.0	$41.8

Sales-type and operating lease revenue was less than 1% of net trade sales for the three months ended March 31, 2024 and year ended December 31, 2023.
Lessee
SEE has contractual obligations as a lessee with respect to warehouses, offices and manufacturing facilities, IT equipment, automobiles, and material production equipment.
The following table details our lease obligations included in our Condensed Consolidated Balance Sheets.

(In millions)	March 31, 2024	December 31, 2023
Other non-current assets:
Finance leases - ROU assets	$37.5	$36.0
Finance leases - Accumulated depreciation	(15.3)	(14.9)
Operating lease right-of-use-assets:
Operating leases - ROU assets	195.5	203.1
Operating leases - Accumulated depreciation	(115.2)	(116.6)
Total lease assets	$102.5	$107.6
Current portion of long-term debt:
Finance leases	$(7.1)	(6.7)
Current portion of operating lease liabilities:
Operating leases	(27.4)	(29.2)
Long-term debt, less current portion:
Finance leases	(13.8)	(12.8)
Long-term operating lease liabilities, less current portion:
Operating leases	(61.8)	(66.7)
Total lease liabilities	$(110.1)	$(115.4)
At March 31, 2024, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(In millions)	Finance leases	Operating leases
Remainder of 2024	$6.6	$24.9
2025	6.1	27.5
2026	4.1	21.2
2027	1.9	12.1
2028	1.0	7.1
Thereafter	8.1	10.3
Total lease payments	27.8	103.1
Less: Interest	(6.9)	(13.9)
Present value of lease liabilities	$20.9	$89.2
The following lease cost is included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(In millions)	2024	2023
Lease cost(1)
Finance leases
Amortization of ROU assets	$2.0	$2.5
Interest on lease liabilities	0.4	0.4
Operating leases	9.4	9.0
Short-term lease cost	0.2	0.6
Variable lease cost	1.7	1.8
Total lease cost	$13.7	$14.3

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
The following table details cash paid related to operating and finance leases included in our Condensed Consolidated Statements of Cash Flows and new right-of-use (“ROU”) assets included in our Condensed Consolidated Balance Sheets:

	Three Months Ended March 31,
(In millions)	2024	2023
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$0.9	$1.1
Operating cash flows - operating leases	$9.8	$9.1
Financing cash flows - finance leases	$1.8	$2.3

ROU assets obtained in exchange for new finance lease liabilities	$3.3	$5.9
ROU assets obtained in exchange for new operating lease liabilities	$2.3	$20.8

	Three Months Ended March 31,
	2024	2023
Weighted average information:
Finance leases
Remaining lease term (in years)	5.9	8.3
Discount rate	7.5%	6.3%
Operating leases
Remaining lease term (in years)	4.3	4.4
Discount rate	6.0%	5.3%
Note 5 Acquisitions
LB Holdco, Inc. Acquisition
On February 1, 2023, SEE acquired 100% of the outstanding shares of capital stock of LB Holdco, Inc., the parent company of Liquibox, Inc. (collectively, "Liquibox"), a pioneer, innovator and manufacturer of Bag-in-Box fluids and liquids packaging and dispensing solutions for food, beverage, consumer goods and industrial end markets. The acquisition is included in our Food reporting segment.

Consideration paid was approximately $1.16 billion in cash. In March of 2024, subsequent to the closure of the measurement period, we reached a final purchase price settlement with the seller of $3.5 million, which was recorded as income within Other expense, net on the Condensed Consolidated Statements of Operations. We financed the consideration paid and related fees and expenses through borrowings under our senior secured credit facility, proceeds from the issuance of senior notes, and cash on hand. See Note 13, "Debt and Credit Facilities," for additional details. For the three months ended March 31, 2023, acquisition-related expenses recognized for the Liquibox acquisition were $11.9 million. These expenses are included within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
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

Liquibox Supplemental Information
The following table presents the amounts of net sales and net loss attributed to Liquibox since the acquisition date that are included in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2023:

(In millions)	February 1, 2023 through March 31, 2023
Net sales	$57.3
Net loss	$(5.4)
Pro Forma Financial Information
The following table presents the Company’s unaudited pro forma financial information for the three months ended March 31, 2023, assuming the acquisition of Liquibox had occurred on January 1, 2022. The information below reflects pro forma adjustments based on available information and certain assumptions that SEE believes are factual and supportable. The unaudited pro forma information is not necessarily indicative of the results that might have occurred had the transaction actually taken place on January 1, 2022 and is not intended to be a projection of future results and gives no effect to any future synergistic benefits that may result from the combination or the costs of integrating the acquired operations with those of the Company.

(In millions)	Three Months Ended March 31, 2023
Net sales	$1,374.4
Net earnings	$70.0
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
Other 2023 Acquisition Activity
During the second quarter of 2023, Food had other acquisition activity resulting in a total purchase price paid of $14.9 million. The Company finalized the allocation of the consideration transferred to the fair value of assets acquired in the third quarter of 2023, resulting in an allocation to goodwill of $7.9 million. There were no other identifiable intangible assets acquired. This acquisition activity is expected to supplement our developmental efforts for sustainable packaging and accelerate our speed to market for certain sustainable solutions. This acquisition activity was not material to our Condensed Consolidated Financial Statements.
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
The following tables show Net sales and Segment Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
(In millions)	2024	2023
Net sales:
Food	$868.4	$853.1
As a % of Consolidated net sales	65.3%	63.2%
Protective	461.2	495.7
As a % of Consolidated net sales	34.7%	36.8%
Consolidated Net sales	$1,329.6	$1,348.8

	Three Months Ended March 31,
(In millions)	2024	2023
Segment Adjusted EBITDA:
Food	$189.6	$194.8
Adjusted EBITDA Margin	21.8%	22.8%
Protective	89.5	80.4
Adjusted EBITDA Margin	19.4%	16.2%
Total Segment Adjusted EBITDA	$279.1	$275.2
The following table shows a reconciliation of Segment Adjusted EBITDA to Earnings before income tax provision:

	Three Months Ended March 31,
(In millions)	2024	2023
Food Adjusted EBITDA	$189.6	$194.8
Protective Adjusted EBITDA	89.5	80.4
Corporate Adjusted EBITDA	(0.8)	(7.9)
Interest expense, net	(65.1)	(57.8)
Depreciation and amortization, net of adjustments(1)	(60.9)	(68.9)
Special Items:
Liquibox intangible amortization	(7.5)	(5.0)
Liquibox inventory step-up expense	—	(8.4)
Restructuring charges(2)	(15.5)	1.2
Other restructuring associated costs	(6.8)	0.2
Foreign currency exchange loss due to highly inflationary economies	(4.9)	(2.6)
Loss on debt redemption and refinancing activities	—	(4.9)
Contract terminations	0.1	—
Charges related to acquisition and divestiture activity(3)	1.9	(16.9)
Other Special Items(4)	(0.5)	(7.5)
Pre-tax impact of Special Items	(33.2)	(43.9)
Earnings before income tax provision	$119.1	$96.7

(1)Net of Liquibox intangible amortization, which is included under Special Items. Depreciation and amortization by segment were as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Food	$46.9	$46.7
Protective	21.5	27.2
Total Company depreciation and amortization(i)	$68.4	$73.9
Liquibox intangible amortization	(7.5)	(5.0)
Depreciation and amortization, net of adjustments	$60.9	$68.9

(i)    Includes share-based incentive compensation of $8.7 million and $18.0 million for the three months ended March 31, 2024 and 2023, respectively.
(2)Restructuring charges by segment were as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Food	$8.6	$(0.9)
Protective	6.9	(0.3)
Total Company restructuring charges	$15.5	$(1.2)

(3)Charges related to acquisition and divestiture activity for the three months ended March 31, 2024 primarily consists of income recognized on the final purchase price settlement related to the Liquibox acquisition.
(4)Other Special Items for the three months ended March 31, 2023 primarily relate to a one-time, non-cash cumulative translation adjustment (CTA) loss recognized due to the wind-up of one of our legal entities.

Assets by Reportable Segments

The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventory, net; property and equipment, net; goodwill; intangible assets, net; and leased systems, net.

(In millions)	March 31, 2024	December 31, 2023
Assets allocated to segments:
Food	$3,396.6	$3,386.4
Protective	2,662.6	2,663.4
Total segments	6,059.2	6,049.8
Assets not allocated:
Cash and cash equivalents	$352.8	$346.1
Income tax receivables	27.6	44.9
Other receivables	92.2	94.2
Advances and deposits	69.7	72.8
Deferred taxes	130.7	130.8
Other	467.1	462.0
Total	$7,199.3	$7,200.6

Note 7 Inventories, net

The following table details our inventories, net.

(In millions)	March 31, 2024	December 31, 2023
Raw materials	$162.2	$165.3
Work in process	180.1	178.5
Finished goods	447.9	430.5
Total	$790.2	$774.3

Note 8 Property and Equipment, net

The following table details our property and equipment, net.

(In millions)	March 31, 2024	December 31, 2023
Land and improvements	$46.7	$47.5
Buildings	837.8	835.8
Machinery and equipment	2,807.5	2,811.5
Other property and equipment	141.9	142.0
Construction-in-progress	230.0	227.0
Property and equipment, gross	4,063.9	4,063.8
Accumulated depreciation and amortization	(2,652.7)	(2,647.4)
Property and equipment, net	$1,411.2	$1,416.4
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment and finance lease ROU assets.

	Three Months Ended March 31,
(In millions)	2024	2023
Interest cost capitalized	$3.3	$2.5
Depreciation and amortization expense(1)	$44.8	$40.7

(1)Includes amortization expense of finance lease ROU assets of $2.0 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively.
Note 9 Goodwill and Identifiable Intangible Assets, net
Goodwill
We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Since the date of our last annual goodwill impairment assessment, there have been no significant events or circumstances that have indicated a potential for impairment.
Allocation of Goodwill to Reporting Segment
The following table shows our goodwill balances by reportable segment:

(In millions)	Food	Protective	Total
Gross Carrying Value at December 31, 2023	$1,284.3	$1,798.1	$3,082.4
Accumulated amortization(1)	(49.1)	(140.8)	(189.9)
Carrying Value at December 31, 2023	$1,235.2	$1,657.3	$2,892.5
Currency translation	(0.9)	(3.9)	(4.8)
Carrying Value at March 31, 2024	$1,234.3	$1,653.4	$2,887.7

(1)There was no change to our accumulated amortization balance during the three months ended March 31, 2024.
Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives. As of March 31, 2024, there were no impairment indicators present.

	March 31, 2024			December 31, 2023
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$286.5	$(74.2)	$212.3	$287.7	$(69.3)	$218.4
Trademarks and tradenames	57.0	(20.6)	36.4	57.0	(19.4)	37.6
Software	151.2	(117.3)	33.9	148.2	(112.8)	35.4
Technology	196.8	(63.8)	133.0	197.5	(60.1)	137.4
Contracts	11.4	(10.3)	1.1	11.5	(10.2)	1.3
Total intangible assets with definite lives	702.9	(286.2)	416.7	701.9	(271.8)	430.1
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$711.8	$(286.2)	$425.6	$710.8	$(271.8)	$439.0
The following table shows the remaining estimated future amortization expense at March 31, 2024.

Year	Amount (In millions)
Remainder of 2024	$47.8
2025	57.2
2026	46.1
2027	39.7
2028	39.0
Thereafter	186.9
Total	$416.7
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
Note 10 Accounts Receivable Securitization Programs

U.S. Accounts Receivable Securitization Program
We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to a wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables to two banks and issuers of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries. Any transfers of fractional ownership interests of receivables under the U.S. receivables securitization program to the two banks and issuers of commercial paper administered by these banks are considered secured borrowings with the underlying receivables as collateral and will be classified as Short-term borrowings on our Condensed Consolidated Balance Sheets. These banks do not have any recourse against the general credit of the Company. The net trade receivables that served as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There were $50.0 million and $46.5 million of borrowings or corresponding net trade receivables maintained as collateral as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, the maximum purchase limit for receivable interests was $50.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $50.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of March 31, 2024, the amount available to us under the program before utilization was $50.0 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a decline in the amounts available to us under the program or termination of the program.
The program expires annually and is renewable.
European Accounts Receivable Securitization Program
We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks, and issuers of commercial paper administered by these banks. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV and are exposed to the risk of uncollectible receivables held by the SPV. Therefore, the SPV is consolidated in our Condensed Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as Short-term borrowings on our Condensed Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There were €75.6 million ($81.5 million equivalent at March 31, 2024) and €78.4 million ($86.7 million equivalent at December 31, 2023) of borrowings or corresponding net trade receivables maintained as collateral as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, the maximum purchase limit for receivable interests was €80.0 million ($86.3 million equivalent at March 31, 2024), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of March 31, 2024, the amount available under this program before utilization was €76.0 million ($82.0 million equivalent as of March 31, 2024).
This program expires annually and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of March 31, 2024, there were $50.0 million and €75.6 million ($81.5 million equivalent at March 31, 2024) of outstanding borrowings under our U.S. and European programs, respectively. As of December 31, 2023, there were $46.5 million and €78.4 million ($86.7 million equivalent at December 31, 2023) of outstanding borrowings under our U.S. and European programs, respectively. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. The total interest paid for these programs was $1.8 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at March 31, 2024.

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
Gross amounts factored under this program for the three months ended March 31, 2024 and 2023 were $179.8 million and $194.5 million, respectively. The fees associated with transfer of receivables for all programs were approximately $3.0 million for both of the three months ended March 31, 2024 and 2023.
Note 12 Restructuring Activities
On August 7, 2023, the Board of Directors approved a new 3-year cost take-out to grow program (the “CTO2Grow Program”). The total cash cost of this program is estimated to be in the range of $140 to $160 million.
For the three months ended March 31, 2024, the Company incurred cash expense including $15.3 million of restructuring charges related to headcount reductions, $6.7 million of other associated costs and recorded income of $0.1 million related to contract terminations in connection with the CTO2Grow Program.
CTO2Grow Program restructuring spend is estimated to be incurred as follows:

	Total Restructuring Program Range		Less Program Activity to Date	Remaining Restructuring
(In millions)	Low	High		Low	High
Costs of reduction in headcount as a result of reorganization	$90	$95	$(32)	$58	$63
Other associated costs	20	25	(8)	12	17
Contract terminations	25	30	(15)	10	15
Total cash expense	135	150	(55)	80	95
Capital expenditures	5	10	—	5	10
Total estimated cash cost(1)	$140	$160	$(55)	$85	$105
Total estimated non-cash expense(2)	$33	$33	$(33)	$—	$—
Total estimated expense(3)	$168	$183	$(88)	$80	$95

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
(3)Total estimated expense excludes capital expenditures.
The following table details our aggregate restructuring activities as reflected in the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
(In millions)	2024	2023
Other associated costs	$6.8	$(0.2)
Contract terminations	(0.1)	—
Restructuring charges	15.5	(1.2)
Total charges	$22.2	$(1.4)
Capital expenditures	$—	$—
The aggregate restructuring accrual, spending and other activity for the three months ended March 31, 2024 and the accrual balance remaining at March 31, 2024 was as follows:

(In millions)
Restructuring accrual at December 31, 2023	$24.3
Headcount accrual and accrual adjustments	15.5
Cash payments during 2024	(9.8)
Effect of changes in foreign currency exchange rates	(0.3)
Restructuring accrual at March 31, 2024(1)	$29.7

(1)Excludes $3.6 million of remaining lease obligations on terminated contracts included in Current portion of operating lease liabilities and Long-term operating lease liabilities, less current portion on our Condensed Consolidated Balance Sheets.
We expect to pay $28.8 million of the accrual balance as of March 31, 2024 within the next twelve months. The remaining accrual of $0.9 million is expected to be paid primarily in 2025. These amounts are included in Accrued restructuring costs and Other non-current liabilities, respectively, on our Condensed Consolidated Balance Sheets at March 31, 2024.
The CTO2Grow Program was approved by our Board of Directors as a consolidated program benefiting both Food and Protective, and accordingly the expected program spend by reporting segment is not available. However, of the total restructuring accrual of $29.7 million as of March 31, 2024, $18.1 million was attributable to Food and $11.6 million was attributable to Protective.
Note 13 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth in the following table:

(In millions)	Interest rate	March 31, 2024	December 31, 2023
Short-term borrowings(1)		$134.6	$140.7
Current portion of long-term debt(2)		43.5	35.7
Total current debt		178.1	176.4
Term Loan A due March 2027		989.3	1,021.1
Senior Notes due September 2025	5.500%	399.3	399.1
Senior Secured Notes due October 2026	1.573%	597.3	597.0
Senior Notes due December 2027	4.000%	422.7	422.5
Senior Notes due February 2028	6.125%	765.3	764.8
Senior Notes due April 2029	5.000%	421.8	421.7
Senior Notes due February 2031	7.250%	421.0	420.9
Senior Notes due July 2033	6.875%	446.7	446.7
Other(2)		20.8	20.1
Total long-term debt, less current portion(3)		4,484.2	4,513.9
Total debt(4)		$4,662.3	$4,690.3

(1)Short-term borrowings of $134.6 million at March 31, 2024, were comprised of $81.5 million under our European securitization program, $50.0 million under our U.S. securitization program, and $3.1 million of short-term borrowings from various lines of credit. Short-term borrowings of $140.7 million at December 31, 2023, were comprised of $86.7 million under our European securitization program, $46.5 million under our U.S. securitization program, and $7.5 million of short-term borrowings from various lines of credit.
(2)Current portion of long-term debt included finance lease liabilities of $7.1 million and $6.7 million at March 31, 2024 and December 31, 2023, respectively. Other debt includes long-term liabilities associated with our finance leases of $13.8 million and $12.8 million at March 31, 2024 and December 31, 2023, respectively. See Note 4, "Leases," for additional information on finance and operating lease liabilities.
(3)Amounts are shown net of unamortized discounts and issuance costs of $34.7 million as of March 31, 2024 and $36.9 million as of December 31, 2023.
(4)As of March 31, 2024, our weighted average interest rate on our short-term borrowings outstanding was 5.4% and on our long-term debt outstanding was 5.6%. As of December 31, 2023, our weighted average interest rate on our short-term borrowings outstanding was 5.3% and on our long-term debt outstanding was 5.6%.
Lines of Credit
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including our revolving credit facility, and the amounts available under our accounts receivable securitization programs.

(In millions)	March 31, 2024	December 31, 2023
Used lines of credit(1)	$134.6	$140.7
Unused lines of credit	1,134.9	1,134.7
Total available lines of credit(2)	$1,269.5	$1,275.4

(1)Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.
(2)Of the total available lines of credit, $1,132.0 million was committed as of March 31, 2024.
Amended and Restated Senior Secured Credit Facility
2023 Activity
On February 1, 2023, the Company used proceeds from the incremental term facility under the senior secured credit facilities to finance in part the Liquibox acquisition. We incurred $11.0 million of lender and third party fees included in carrying amounts of outstanding debt. See Note 5, "Acquisitions," for further details related to the Liquibox acquisition.
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
The net proceeds from the 2031 Notes offering were used (i) to repurchase all of the Company’s outstanding 5.125% senior notes due 2024 (the "2024 Notes") pursuant to the tender offer commenced by the Company on November 8, 2023 and satisfy and discharge all of the Company's outstanding 2024 Notes in accordance with the terms of the indenture governing the 2024 Notes and to pay related premiums, fees and expenses in connection therewith, and (ii) to the extent of any remaining proceeds after giving effect to the foregoing transaction, for general corporate purposes. The aggregate repurchase price was $433.7 million, which included the principal amount of $425.0 million, a premium of $7.5 million and accrued interest of $1.2 million. We recognized a pre-tax loss of $8.3 million on the extinguishment, including the premium mentioned above and $0.8 million of accelerated amortization of non-lender fees, included within Other expense, net on our Consolidated Statements of Operations during the year ended December 31, 2023.
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
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Our senior secured credit facilities contain customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio to EBITDA. We were in compliance with the above financial covenants and limitations at March 31, 2024.
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
Net unrealized after-tax gains/losses related to cash flow hedging activities that were included in AOCL were a $1.4 million gain and a $1.1 million gain for the three months ended March 31, 2024 and 2023, respectively. The unrealized amount in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $0.2 million of net unrealized gains related to cash flow hedging activities included in AOCL will be reclassified into earnings within the next twelve months.

Foreign Currency Forward Contracts Not Designated as Hedges
Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to foreign currency-denominated, interest-bearing intercompany loans and receivables and payables. The changes in fair value of these derivative contracts are recognized in Other expense, net, on our Condensed Consolidated Statements of Operations and are largely offset by the remeasurement of the underlying foreign currency-denominated items indicated above. Cash flows from derivative financial instruments not designated as hedges are classified as Cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months.

Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At March 31, 2024 and December 31, 2023, we had no outstanding interest rate swaps.

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
In the first quarter of 2023, we entered into a series of cross-currency swaps with a combined notional amount of $432.8 million. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. The maturity date for this series of cross-currency swaps is February 1, 2028. We recognized $0.8 million and $0.5 million of interest income within Interest expense, net on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, respectively, related to these contracts.
For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, changes in fair values of the derivative instruments are recognized in Unrealized gain or loss on derivative instruments for net investment hedge, a component of AOCL, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in Other expense, net on the Condensed Consolidated Statements of Operations.

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
The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow Hedge		Net Investment Hedge		Non-Designated as Hedging Instruments		Total
(In millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivative Assets
Foreign currency forward contracts	$1.0	$0.2	$—	$—	$5.0	$4.9	$6.0	$5.1
Total Derivative Assets	$1.0	$0.2	$—	$—	$5.0	$4.9	$6.0	$5.1

Derivative Liabilities
Foreign currency forward contracts	$(0.5)	$(2.7)	$—	$—	$(1.1)	$(1.6)	$(1.6)	$(4.3)
Cross-currency swaps	—	—	(8.8)	(19.9)	—	—	(8.8)	(19.9)
Total Derivative Liabilities	$(0.5)	$(2.7)	$(8.8)	$(19.9)	$(1.1)	$(1.6)	$(10.4)	$(24.2)
Net Derivatives(1)	$0.5	$(2.5)	$(8.8)	$(19.9)	$3.9	$3.3	$(4.4)	$(19.1)

(1)The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities		Other Non-current Liabilities
(In millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Gross position	$6.0	$5.1	$(1.6)	$(4.3)	$(8.8)	$(19.9)
Impact of master netting agreements	(0.9)	(1.1)	0.9	1.1	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheets	$5.1	$4.0	$(0.7)	$(3.2)	$(8.8)	$(19.9)

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

		Amount of (Loss) Gain Recognized in Earnings on Derivatives
	Location of (Loss) Gain Recognized on	Three Months Ended March 31,
(In millions)	Condensed Consolidated Statements of Operations	2024	2023
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$(0.2)	$1.1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other expense, net	3.7	3.3
Total		$3.5	$4.4

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

	March 31, 2024
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$46.4	$46.4	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts	$4.4	$—	$4.4	$—
Cross-currency swaps	$(8.8)	$—	$(8.8)	$—

	December 31, 2023
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$40.2	$40.2	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts	$0.8	$—	$0.8	$—
Cross-currency swaps	$(19.9)	$—	$(19.9)	$—
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
Foreign currency forward contracts are included in Prepaid expenses and other current assets and Other current liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. Cross-currency swaps are included in Other non-current liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.
Equity Investments
SEE maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 ("ASC 321") for equity investments that do not have readily determinable fair values. We do not exercise significant influence over these companies. The following carrying value of these investments were included within Other non-current assets in our Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

(In millions)	March 31, 2024	December 31, 2023
Carrying value at the beginning of period	$13.8	$13.3
Purchases	—	—
Impairments or downward adjustments	—	—
Upward adjustments	—	—
Currency translation on investments	(0.3)	0.5
Carrying value at the end of period	$13.5	$13.8
As of March 31, 2024 and December 31, 2023, cumulative upward adjustments to our equity investments were $21.7 million and cumulative impairments or downward adjustments were $31.6 million.
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
The table below shows the carrying amounts and estimated fair values of our debt, excluding our lease liabilities.

		March 31, 2024		December 31, 2023
(In millions)	Interest rate	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A due March 2027(1)		$1,025.7	$1,025.7	$1,050.1	$1,050.1
Senior Notes due September 2025	5.500%	399.3	398.6	399.1	400.7
Senior Secured Notes due October 2026	1.573%	597.3	541.7	597.0	539.5
Senior Notes due December 2027	4.000%	422.7	397.9	422.5	399.4
Senior Notes due February 2028	6.125%	765.3	775.7	764.8	780.8
Senior Notes due April 2029	5.000%	421.8	407.4	421.7	410.8
Senior Notes due February 2031	7.250%	421.0	441.9	420.9	450.3
Senior Notes due July 2033	6.875%	446.7	468.5	446.7	477.0
Other foreign borrowings(1)		84.6	84.6	94.1	94.1
Other domestic borrowings		57.1	57.1	65.9	65.0
Total debt(2)		$4,641.5	$4,599.1	$4,682.8	$4,667.7

(1)Includes borrowings denominated in currencies other than U.S. dollars.
(2)The carrying amount and estimated fair value of debt exclude lease liabilities.
Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, property and equipment, goodwill, intangible assets and asset retirement obligations.
Note 16 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
The following tables show the components of net benefit cost for our defined benefit pension plans for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost:
Service cost	$—	$0.9	$0.9	$—	$0.8	$0.8
Interest cost	1.6	5.1	6.7	1.8	5.2	7.0
Expected return on plan assets	(1.7)	(5.8)	(7.5)	(1.8)	(5.3)	(7.1)
Amortization of net prior service cost	—	0.1	0.1	—	0.1	0.1
Amortization of net actuarial loss	0.4	1.0	1.4	0.4	0.8	1.2
Net periodic benefit cost	0.3	1.3	1.6	0.4	1.6	2.0
Settlement cost	—	—	—	—	0.2	0.2
Total benefit cost	$0.3	$1.3	$1.6	$0.4	$1.8	$2.2
The following table shows the components of net periodic benefit cost for our other post-employment benefit plans for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In millions)	2024	2023
Components of net periodic benefit cost:
Interest cost	$0.4	$0.4
Amortization of net prior service credit and net actuarial gain	(0.1)	(0.1)
Net periodic benefit cost	$0.3	$0.3

Note 17 Income Taxes

U.S. Legislation
The Inflation Reduction Act ("IRA") was signed into law on August 16, 2022. The IRA includes climate and energy provisions and introduces a 15% corporate alternative minimum tax, among other items. The enactment of the IRA did not result in any adjustments to our income tax provision for the three months ended March 31, 2024.
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
Our effective income tax rate was 30.0% for the three months ended March 31, 2024. In addition to the above referenced items, the three-month period was unfavorably impacted by accruals for uncertain tax positions.
Our effective income tax rate was 35.0% for the three months ended March 31, 2023. In addition to the above referenced items, the three-month period was unfavorably impacted by accruals for uncertain tax positions.
There was no significant change in our valuation allowance for the three months ended March 31, 2024 and 2023.
Net increases in unrecognized tax positions of $4.6 million and $6.8 million for the three months ended March 31, 2024 and 2023, respectively, were primarily related to interest accruals on existing uncertain tax positions. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax positions may increase or decrease as a result of future tax controversy developments or resolution. Interest and penalties on tax assessments are included in Income tax provision on our Condensed Consolidated Statements of Operations.
The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% as of January 1, 2024. While the U.S. has not adopted the Pillar Two rules, various other governments around the world have enacted legislation. This minimum tax is treated as a period cost and did not have a material impact on the Company's financial results of operations for the three months ended March 31, 2024. The Company is monitoring legislative developments, as well as additional guidance from countries that have enacted legislation, and we anticipate further legislative activity and administrative guidance in 2024.
Note 18 Commitments and Contingencies
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
As of March 31, 2024, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.
Other Matters
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.
Note 19 Stockholders’ Equity
Repurchase of Common Stock
On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This current program has no expiration date and replaced all previous authorizations. It does not obligate us to repurchase any specified amount of shares and remains subject to the discretion of the Board of Directors. As of March 31, 2024, there was $536.5 million remaining under the current authorized program. Share repurchases made prior to August 2, 2021 were under the previous share repurchase authorization of $1.0 billion, which was approved by the Board of Directors in May 2018.
During the three months ended March 31, 2024, no shares were repurchased.
During the three months ended March 31, 2023, we repurchased 1,529,575 shares, for approximately $79.8 million, at an average share price of $52.20.
These repurchases were made under open market transactions, including through plans complying with Rule 10b5-1 of the Exchange Act, and pursuant to the share repurchase program previously authorized by our Board of Directors.
Dividends
On February 21, 2024, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, or $29.1 million, which was paid on March 22, 2024, to stockholders of record at the close of business on March 8, 2024.
The dividends paid during the three months ended March 31, 2024 were recorded as a reduction to Cash and cash equivalents with an offset to Retained earnings on our Condensed Consolidated Balance Sheets. Our senior secured credit facility and our senior notes contain covenants that restrict our ability to declare or pay dividends and repurchase stock. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial condition and results of operations. There is no guarantee that our Board of Directors will declare any future dividends.
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
The table below shows our total share-based incentive compensation expense:

	Three Months Ended March 31,
(In millions)	2024	2023
Total share-based incentive compensation expense(1)	$8.7	$18.0

(1)The amounts presented above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock. However, the amounts include the expense related to share-based awards that are settled in cash.
Performance Share Units (“PSU”) Awards
During the first 90 days of each year, the People and Compensation Committee (formerly the Organization and Compensation Committee, or "P&C Committee") of our Board of Directors approves PSU awards for our executive officers and other selected employees, which include for each participant a target number of shares of common stock and the performance goals and measures that will determine the percentage of the target award that is earned. Following the end of the performance period, in addition to shares earned, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. Each PSU is subject to forfeiture if the recipient terminates employment with the Company prior to the end of the award performance period for any reason other than death, disability or retirement. In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant’s number of days of service during the award performance period, further adjusted based on the achievement of the performance goals during the award performance period. PSUs are classified as equity in the Condensed Consolidated Balance Sheets, with the exception of awards that are required by local laws or regulations to be settled in cash. These are classified as either Other current liabilities or Other non-current liabilities in the Condensed Consolidated Balance Sheets.

2024 Three-year PSU Awards
During the first quarter of 2024, the P&C Committee approved awards with a three-year performance period beginning January 1, 2024 and ending December 31, 2026 for executive officers and other selected employees. The P&C Committee established performance goals, which are (i) three-year cumulative average growth rate (“CAGR”) of consolidated Adjusted EBITDA weighted at 50%, and (ii) Return on Invested Capital (“ROIC”) weighted at 50%. Calculation of final achievement on each performance metric is subject to an upward or downward adjustment of up to 25% of the overall combined achievement percentage, based on the results of a relative total shareholder return (“TSR”) modifier. The comparator group for the relative TSR modifier is comprised of a custom peer group as of the beginning of the performance period. Shareholder return in the top quartile of the comparator group increases overall achievement of performance metrics by 25%, while shareholder return in the bottom quartile of the comparator group decreases overall achievement of the performance metrics by 25%. The total number of shares to be issued for these awards, including the modifier, can range from zero to 250% of the target number of shares.
The target number of PSUs granted and the grant date fair value of the PSUs are shown in the following table:

	Adjusted EBITDA CAGR	ROIC
February 21, 2024 grant date
Number of units granted	50,340	50,340
Fair value on grant date (per unit)	$41.09	$41.09
March 1, 2024 grant date
Number of units granted	22,692	22,692
Fair value on grant date (per unit)	$39.49	$39.49
The assumptions used to calculate the grant date fair value of the PSUs are shown in the following table:

	February 21, 2024 grant date	March 1, 2024 grant date
Expected price volatility	31.7%	31.9%
Risk-free interest rate	4.4%	4.3%
2021 Three-year PSU Awards
In February 2024, the P&C Committee reviewed the performance results for the 2021-2023 PSUs. Performance goals for these PSUs were based on Adjusted EBITDA CAGR, ROIC, and the Company's TSR ranking relative to S&P 500 component companies over the performance period. Based on overall performance for the 2021-2023 PSUs, these awards paid out at 75% of target or 152,934 units. Of this, 55,607 units were withheld to cover employee tax withholding and 732 units were designated as cash-settled awards, resulting in net share issuances of 96,595.

Note 20 Accumulated Other Comprehensive Loss
The following table provides details of comprehensive income (loss) for the three months ended March 31, 2024 and 2023:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment(1)	Unrecognized Losses on Derivative Instruments for net investment hedge	Unrecognized (Losses) Gains on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2023	$(146.4)	$(770.6)	$(38.1)	$(0.4)	$(955.5)
Other comprehensive (loss) income before reclassifications	(0.2)	(40.4)	8.4	1.3	(30.9)
Less: amounts reclassified from accumulated other comprehensive loss	1.1	—	—	0.1	1.2
Net current period other comprehensive income (loss)	0.9	(40.4)	8.4	1.4	(29.7)
Balance at March 31, 2024	$(145.5)	$(811.0)	$(29.7)	$1.0	$(985.2)

Balance at December 31, 2022	$(126.3)	$(837.5)	$(18.3)	$3.3	$(978.8)
Other comprehensive income (loss) before reclassifications	0.2	36.6	(5.5)	(1.9)	29.4
Less: amounts reclassified from accumulated other comprehensive loss	1.1	—	—	(0.9)	0.2
Net current period other comprehensive income (loss)	1.3	36.6	(5.5)	(2.8)	29.6
Balance at March 31, 2023	$(125.0)	$(800.9)	$(23.8)	$0.5	$(949.2)

(1)Includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $8.8 million and $7.9 million for the three months ended March 31, 2024 and 2023, respectively.
The following table provides detail of amounts reclassified from AOCL:

	Three Months Ended March 31,
(In millions)	2024	2023	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefits:
Net settlement cost	$—	$(0.2)
Actuarial losses	(1.4)	(1.2)
Total pre-tax amount	(1.4)	(1.4)	Other expense, net
Tax benefit	0.3	0.3
Net of tax	(1.1)	(1.1)
Net gains on cash flow hedging derivatives:(1)
Foreign currency forward contracts	(0.2)	1.1	Cost of sales
Total pre-tax amount	(0.2)	1.1
Tax benefit (expense)	0.1	(0.2)
Net of tax	(0.1)	0.9
Total reclassifications for the period	$(1.2)	$(0.2)

(1)These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 14, “Derivatives and Hedging Activities,” for additional details.

Note 21 Other Expense, net
The following table provides details of Other expense, net:

	Three Months Ended March 31,
(In millions)	2024	2023
Net foreign exchange transaction gain (loss)	$1.2	$(4.9)
Bank fee expense	(1.0)	(1.4)
Pension cost other than service cost	(1.8)	(2.1)
Foreign currency exchange loss due to highly inflationary economies	(4.9)	(2.6)
Loss on debt redemption and refinancing activities	—	(4.9)
Other income	6.6	2.6
Other expense	(0.9)	(1.7)
Other expense, net	$(0.8)	$(15.0)
Note 22 Net Earnings Per Common Share
The following table shows the calculation of basic and diluted net earnings per common share:

	Three Months Ended March 31,
(In millions, except per share amounts)	2024	2023
Basic Net Earnings Per Common Share:
Numerator:
Net earnings	$82.0	$61.9
Distributed and allocated undistributed net earnings to unvested restricted stockholders	—	—
Net earnings available to common stockholders	$82.0	$61.9
Denominator:
Weighted average number of common shares outstanding - basic	144.9	144.1
Basic net earnings per common share:
Basic net earnings per common share	$0.57	$0.43
Diluted Net Earnings Per Common Share:
Numerator:
Net earnings available to common stockholders	$82.0	$61.9
Denominator:
Weighted average number of common shares outstanding - basic	144.9	144.1
Effect of dilutive stock shares and units	0.5	0.7
Weighted average number of common shares outstanding - diluted under treasury stock	145.4	144.8
Diluted net earnings per common share	$0.56	$0.43

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
of Operations
The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our Condensed Consolidated Financial Statements and related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2023 Form 10-K and our Consolidated Financial Statements and related notes set forth in Item 8 of Part II of our 2023 Form 10-K. See “Cautionary Notice Regarding Forward-Looking Statements” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.
Recent Events and Trends
Market Pressures
The Company has experienced softness in our end markets through the first three months of 2024. We expect these market pressures to remain and continue to anticipate an L-shaped recovery throughout 2024 and into 2025.
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
The non-U.S. GAAP financial metrics exclude certain specified items (“Special Items”), including restructuring charges and restructuring associated costs, amortization of intangible assets and inventory step-up expense related to the acquisition of Liquibox, adjustments in the valuation of our "SEE Ventures" portfolio (which may include debt or equity investments), and other charges related to acquisitions and divestitures, gains and losses related to acquisitions and divestitures, special tax items or tax benefits (collectively, “Tax Special Items”) and certain other items. We evaluate unusual or special items on an individual basis. Our evaluation of whether to exclude an unusual or special item for purposes of determining our non-U.S. GAAP financial measures considers both the quantitative and qualitative aspects of the item, including among other things (i) its nature, (ii) whether or not it relates to our ongoing business operations, and (iii) whether or not we expect it to occur as part of our normal business on a regular basis. In 2023, the Company revised its definition of Special Items to include amortization expenses of intangibles from the Liquibox acquisition and future significant acquisitions. The change is prospective and does not impact previously presented results. This change was made to better align the Company's definitions of Special Items with those of its peers, to better reflect the Company's operating performance, and to increase the usefulness of such measures for our stakeholders.
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
The following table shows a reconciliation of U.S. GAAP Net earnings from continuing operations to non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations:

	Three Months Ended March 31,
(In millions)	2024	2023
Net earnings from continuing operations	$83.4	$62.9
Interest expense, net	65.1	57.8
Income tax provision	35.7	33.8
Depreciation and amortization, net of adjustments(1)	60.9	68.9
Special Items:
Liquibox intangible amortization	7.5	5.0
Liquibox inventory step-up expense	—	8.4
Restructuring charges	15.5	(1.2)
Other restructuring associated costs	6.8	(0.2)
Foreign currency exchange loss due to highly inflationary economies	4.9	2.6
Loss on debt redemption and refinancing activities	—	4.9
Contract terminations	(0.1)	—
Charges related to acquisition and divestiture activity(2)	(1.9)	16.9
Other Special Items(3)	0.5	7.5
Pre-tax impact of Special Items	33.2	43.9
Non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations	$278.3	$267.3

(1)Net of Liquibox intangible amortization of $7.5 million and $5.0 million for the three months ended March 31, 2024 and 2023, respectively, which is included under Special Items.
(2)Charges related to acquisition and divestiture activity for the three months ended March 31, 2024 primarily consists of income recognized on the final purchase price settlement related to the Liquibox acquisition.
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

	Three Months Ended March 31,
	2024		2023
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
U.S. GAAP Net earnings and diluted EPS from continuing operations	$83.4	$0.57	$62.9	$0.44
Special Items(1)	29.4	0.20	44.0	0.30
Non-U.S. GAAP Adjusted net earnings and adjusted diluted EPS from continuing operations(2)	$112.8	$0.78	$106.9	$0.74
Weighted average number of common shares outstanding - Diluted		145.4		144.8

(1)Includes pre-tax Special Items, plus/less Tax Special Items and the tax impact of Special Items as seen in the following calculation of non-U.S. GAAP Adjusted income tax rate.
(2)Adjusted diluted earnings per share for the three months ended March 31, 2024 does not sum due to rounding.
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
The following table shows our calculation of the non-U.S. GAAP Adjusted income tax rate:

	Three Months Ended March 31,
(In millions)	2024	2023
U.S. GAAP Earnings before income tax provision from continuing operations	$119.1	$96.7
Pre-tax impact of Special Items	33.2	43.9
Non-U.S. GAAP Adjusted Earnings before income tax provision from continuing operations	$152.3	$140.6

U.S. GAAP Income tax provision from continuing operations	$35.7	$33.8
Tax Special Items(1)	(4.1)	(6.3)
Tax impact of Special Items(2)	7.9	6.2
Non-U.S. GAAP Adjusted Income tax provision from continuing operations	$39.5	$33.7

U.S. GAAP Effective income tax rate	30.0%	35.0%
Non-U.S. GAAP Adjusted income tax rate	25.9%	24.0%

(1)For the three months ended March 31, 2024 and 2023, Tax Special Items reflect accruals for uncertain tax positions.
(2)The tax rate used to calculate the tax impact of Special Items is based on the jurisdiction in which the item was recorded.
Organic and Constant Dollar Measures
In our “Net Sales by Geographic Region,” “Net Sales by Segment,” and in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar”, and we exclude acquisitions in the first year after closing, divestiture activity from the time of sale, and the impact of foreign currency translation when presenting net sales information, which we define as “organic.” Changes in net sales excluding the impact of foreign currency translation and/or acquisition and divestiture activity are non-U.S. GAAP financial measures. As a worldwide business, it is important that we consider the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot control changes in foreign currency exchange rates. Consequently, when our management analyzes our financial results including performance metrics such as sales, cost of sales or selling, general and administrative expense, to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our current period results at prior period foreign currency exchange rates and then make adjustments for other items affecting comparability. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, our management believes that these presentations are useful internally and may be useful to investors.
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
Refer to the specific table presented later in our MD&A under Analysis of Historical Cash Flow for reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP measure.
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

Highlights of Financial Performance
Below are the highlights of our financial performance for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		%
(In millions, except per share amounts)	2024	2023	Change
Net sales	$1,329.6	$1,348.8	(1.4)%
Gross profit	$400.8	$405.1	(1.1)%
As a % of net sales	30.1%	30.0%
Operating profit	$185.0	$169.5	9.1%
As a % of net sales	13.9%	12.6%
Net earnings from continuing operations	$83.4	$62.9	32.6%
Loss on sale of discontinued operations, net of tax	(1.4)	(1.0)	40.0%
Net earnings	$82.0	$61.9	32.5%
Basic:
Continuing operations	$0.58	$0.44	31.8%
Discontinued operations	(0.01)	(0.01)	—%
Net earnings per common share - basic	$0.57	$0.43	32.6%
Diluted:
Continuing operations	$0.57	$0.44	29.5%
Discontinued operations	(0.01)	(0.01)	—%
Net earnings per common share - diluted	$0.56	$0.43	30.2%
Weighted average number of common shares outstanding:
Basic	144.9	144.1
Diluted	145.4	144.8
Non-U.S. GAAP Consolidated Adjusted EBITDA from continuing operations(1)	$278.3	$267.3	4.1%
Non-U.S. GAAP Adjusted EPS from continuing operations(2)	$0.78	$0.74	5.4%

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
The following table presents the approximate favorable or (unfavorable) impact that foreign currency translation had on certain components of our condensed consolidated financial results:

(In millions)	Three Months Ended March 31, 2024
Net sales	$(1.5)
Cost of sales	1.7
Selling, general and administrative expenses	0.2
Non-U.S. GAAP Adjusted EBITDA	6.3

Net Sales by Geographic Region
The following table presents the components of the change in net sales by geographic region for the three months ended March 31, 2024 compared with 2023.

	Three Months Ended March 31,
(In millions)	Americas		EMEA		APAC		Total
2023 Net Sales	$878.1	65.1%	$289.5	21.5%	$181.2	13.4%	$1,348.8	100.0%

Price	(35.1)	(4.0)%	(11.6)	(4.0)%	(0.8)	(0.4)%	(47.5)	(3.5)%
Volume(1)	14.4	1.6%	(8.9)	(3.1)%	0.8	0.4%	6.3	0.5%
Total organic change (non-U.S. GAAP)	(20.7)	(2.4)%	(20.5)	(7.1)%	—	—%	(41.2)	(3.0)%
Acquisition	17.2	2.0%	4.0	1.4%	2.3	1.3%	23.5	1.7%
Total constant dollar change (non-U.S. GAAP)	(3.5)	(0.4)%	(16.5)	(5.7)%	2.3	1.3%	(17.7)	(1.3)%
Foreign currency translation	6.3	0.7%	0.5	0.2%	(8.3)	(4.6)%	(1.5)	(0.1)%
Total change (U.S. GAAP)	2.8	0.3%	(16.0)	(5.5)%	(6.0)	(3.3)%	(19.2)	(1.4)%

2024 Net Sales	$880.9	66.2%	$273.5	20.6%	$175.2	13.2%	$1,329.6	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.

Net Sales by Segment
The following table presents the components of change in net sales by reportable segment for the three months ended March 31, 2024 compared with 2023.

	Three Months Ended March 31,
(In millions)	Food		Protective		Total Company
2023 Net Sales	$853.1	63.2%	$495.7	36.8%	$1,348.8	100.0%

Price	(32.9)	(3.8)%	(14.6)	(2.9)%	(47.5)	(3.5)%
Volume(1)	25.1	2.9%	(18.8)	(3.8)%	6.3	0.5%
Total organic change (non-U.S. GAAP)	(7.8)	(0.9)%	(33.4)	(6.7)%	(41.2)	(3.0)%
Acquisition	23.5	2.7%	—	—%	23.5	1.7%
Total constant dollar change (non-U.S. GAAP)	15.7	1.8%	(33.4)	(6.7)%	(17.7)	(1.3)%
Foreign currency translation	(0.4)	—%	(1.1)	(0.3)%	(1.5)	(0.1)%
Total change (U.S. GAAP)	15.3	1.8%	(34.5)	(7.0)%	(19.2)	(1.4)%

2024 Net Sales	$868.4	65.3%	$461.2	34.7%	$1,329.6	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
The following net sales discussion is on a reported and constant dollar basis.
Food
Three Months Ended March 31, 2024 Compared with the Same Period in 2023
As reported, net sales increased by $15 million, or 2%, in 2024 compared with 2023. Foreign currency had an unfavorable impact of less than $1 million. On a constant dollar basis, net sales increased by $16 million, or 2%, compared with 2023, primarily due to the following:
•higher volumes of $25 million, due to strong demand for our bags, case ready and automated solutions; and
•$23 million related to the Liquibox acquisition from the additional month of contributions in 2024.
These increases were partially offset by:
•unfavorable price of $33 million, with decreases primarily in the Americas and EMEA regions.
Protective
Three Months Ended March 31, 2024 Compared with the Same Period in 2023
As reported, net sales decreased by $35 million, or 7%, in 2024 as compared to 2023. Foreign currency had an unfavorable impact of $1 million, or less than 1%. On a constant dollar basis, net sales decreased by $33 million, or 7%, in 2024 compared with 2023, primarily due to the following:
•lower volumes of $19 million from end-market softness, primarily in EMEA; and
•unfavorable price of $15 million, with decreases primarily in the Americas and EMEA regions.

Cost of Sales
Cost of sales for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,		%
(In millions)	2024	2023	Change
Cost of sales	$928.8	$943.7	(1.6)%
As a % of net sales	69.9%	70.0%

Three Months Ended March 31, 2024 Compared with the Same Period in 2023
As reported, cost of sales decreased by $15 million, or 2%, in 2024 compared to 2023. Cost of sales was impacted by favorable foreign currency translation of $2 million. As a percentage of net sales, cost of sales was relatively flat in 2024 compared to the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,		%
(In millions)	2024	2023	Change
Selling, general and administrative expenses	$185.5	$221.6	(16.3)%
As a % of net sales	14.0%	16.4%
Three Months Ended March 31, 2024 Compared with the Same Period in 2023
As reported, SG&A expenses decreased by $36 million, or 16%, in 2024 compared to 2023. SG&A expenses were favorably impacted by foreign currency translation of less than $1 million. The decrease in SG&A expenses was due to productivity benefits including the CTO2Grow Program and lower spending in the first quarter of 2024 compared with higher expenses incurred in the first quarter of 2023 related to the Liquibox acquisition, including transaction and integration expenses, and a non-cash CTA loss recognized due to the wind-up of one of our legal entities.
Amortization Expense of Intangible Assets
Amortization expense of intangible assets for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,		%
(In millions)	2024	2023	Change
Amortization expense of intangible assets	$14.8	$15.2	(2.6)%
As a % of net sales	1.1%	1.1%

 Three Months Ended March 31, 2024 Compared with the Same Period in 2023
The decrease in amortization expense of intangible assets was nominal in the three months ended March 31, 2024, compared to 2023. The slight decrease is primarily due to lower amortization of capitalized software, partially offset by an additional month of amortization expense of Liquibox intangible assets in 2024.
CTO2Grow Program
See Note 12, “Restructuring Activities,” for additional details regarding the Company’s restructuring programs.
In August 2023, the Sealed Air Board of Directors approved the 3-year CTO2Grow Program. The CTO2Grow Program seeks to improve the efficiency and effectiveness of our solutions-focused go-to-market organization, optimize our portfolio with a focus on automation, digital and sustainable solutions, streamline our supply chain footprint and drive SG&A productivity. The

CTO2Grow Program aims to drive annualized savings in the range of $140 to $160 million by the end of 2025. The total cash cost of the CTO2Grow Program is estimated to be in the range of $140 to $160 million, which we expect to be incurred primarily in 2024 and 2025.
For the three months ended March 31, 2024, the Company incurred cash expense including $15 million of restructuring charges related to headcount reductions and $7 million of other associated costs in connection with the CTO2Grow Program.
For the three months ended March 31, 2024, the CTO2Grow Program generated incremental cost benefits of $23 million related to reductions in operating costs. For the full year 2024, we currently expect the CTO2Grow Program to generate incremental cost benefits of approximately $90 million.
For the three months ended March 31, 2024, cash outlay for restructuring and restructuring related activities for the CTO2Grow Program was $14 million. For the full year 2024, we currently expect cash outlay for the CTO2Grow Program to be approximately $75 million.
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
Interest expense, net for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
(In millions)	2024	2023	Change
Interest expense on our various debt instruments:
Term Loan A due March 2027	$9.0	$7.4	$1.6
Term Loan A2 due March 2027(1)	11.0	7.3	3.7
Revolving credit facility due March 2027	0.2	0.5	(0.3)
4.500% Senior Notes due September 2023	—	1.7	(1.7)
5.125% Senior Notes due December 2024(2)	—	5.6	(5.6)
5.500% Senior Notes due September 2025	5.6	5.6	—
1.573% Senior Secured Notes due October 2026	2.6	2.6	—
4.000% Senior Notes due December 2027	4.4	4.4	—
6.125% Senior Notes due February 2028(3)	12.4	8.2	4.2
5.000% Senior Notes due April 2029	5.4	5.4	—
7.250% Senior Notes due February 2031(2)	7.8	—	7.8
6.875% Senior Notes due July 2033	7.8	7.8	—
Other interest expense(4)	11.0	6.8	4.2
Less: capitalized interest	(3.3)	(2.5)	(0.8)
Less: interest income	(8.8)	(3.0)	(5.8)
Total	$65.1	$57.8	$7.3

(1)On February 1, 2023, the Company used proceeds from the incremental term facility to finance the Liquibox acquisition. See Note 13, "Debt and Credit Facilities," for further details.
(2)On November 20, 2023, the Company issued $425 million of 7.250% senior notes due February 2031. The proceeds were used to repurchase the Company's 5.125% senior notes due December 2024. See Note 13, “Debt and Credit Facilities,” for further details.

(3)On January 31, 2023, the Company issued $775 million of 6.125% senior notes due February 2028. The proceeds were used in part to finance the Liquibox acquisition. See Note 13, "Debt and Credit Facilities," for further details.
(4)Other includes expense associated with borrowings under our U.S. and European accounts receivable securitization programs, accounts receivable factoring agreements, and borrowings under various lines of credit.
Other Expense, net
Gain on Liquibox final purchase price settlement
In March of 2024, we finalized the Liquibox purchase price settlement with the seller subsequent to the measurement period. The final purchase price settlement resulted in the recognition of pre-tax income of approximately $3 million during the three months ended March 31, 2024.
Loss on debt redemption and refinancing activities
SEE recognized a pre-tax loss of $5 million on debt redemption and refinancing activities during the three months ended March 31, 2023. See Note 13, “Debt and Credit Facilities,” for further details.
See Note 21, “Other Expense, net,” for the remaining components of Other expense, net.
Income Taxes
Our effective income tax rate for the three months ended March 31, 2024 was 30%. The three-month period was unfavorably impacted by accruals for uncertain tax positions.
Our effective income tax rate for the three months ended March 31, 2023 was 35%. The three-month period was unfavorably impacted by accruals for uncertain tax positions.
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
There was no significant change in our valuation allowance for the three months ended March 31, 2024 and 2023.
Net increases in unrecognized tax positions of $5 million and $7 million for the three months ended March 31, 2024 and 2023, respectively, were primarily related to interest accruals on existing uncertain tax positions. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax positions may increase or decrease during the next 12 months as a result of future tax controversy developments or resolution. Interest and penalties on tax assessments are included in Income tax provision on our Condensed Consolidated Statements of Operations.

Net Earnings from Continuing Operations
Net earnings from continuing operations for the three months ended March 31, 2024 and 2023 are included in the table below.

	Three Months Ended March 31,		%
(In millions)	2024	2023	Change
Net earnings from continuing operations	$83.4	$62.9	32.6%

Three Months Ended March 31, 2024 Compared with the Same Period in 2023
Net earnings in 2024 were unfavorably impacted by $29 million of Special Items, primarily due to:
•restructuring and other restructuring associated costs of $22 million ($16 million, net of taxes);
•Liquibox intangible amortization of $8 million ($6 million, net of taxes);
•foreign currency loss on highly inflationary economies of $5 million ($5 million, net of taxes); and
•Tax Special Items of $4 million due to accruals for uncertain tax positions.
These expenses were partially offset by:
•income related to acquisitions and divestiture activity of $2 million ($2 million, net of taxes).
Net earnings in 2023 were unfavorably impacted by $44 million of Special Items, primarily due to:
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
The table below sets forth the Segment Adjusted EBITDA for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		%
(In millions)	2024	2023	Change
Food	$189.6	$194.8	(2.7)%
Adjusted EBITDA Margin	21.8%	22.8%
Protective	89.5	80.4	11.3%
Adjusted EBITDA Margin	19.4%	16.2%
Corporate	(0.8)	(7.9)	#
Non-U.S. GAAP Consolidated Adjusted EBITDA	$278.3	$267.3	4.1%
Adjusted EBITDA Margin	20.9%	19.8%
#    Denotes where percentage change is not meaningful.
The following is a discussion of the factors that contributed to the change in Segment Adjusted EBITDA during the three months ended March 31, 2024, as compared to the same period in 2023.
Food
Three Months Ended March 31, 2024 Compared with the Same Period in 2023
On a reported and constant currency basis, Segment Adjusted EBITDA decreased by $5 million, or 3%, in 2024 compared to 2023, primarily as a result of:
•unfavorable net price realization (which includes price realization less inflation on direct material, non-material and labor costs) of $10 million; and
•higher operating costs of $3 million primarily driven by unfavorable year-over-year impact from inventory related adjustments, partially offset by productivity benefits including the CTO2Grow Program.
These decreases were partially offset by:
•higher volume/mix of $4 million; and
•an additional month of contributions from the Liquibox acquisition of $4 million.
Protective
Three Months Ended March 31, 2024 Compared with the Same Period in 2023
On a reported and constant currency basis, Segment Adjusted EBITDA increased by $9 million, or 11%, in 2024 compared to 2023, primarily as a result of:
•lower operating costs of $26 million, primarily driven by productivity benefits including the CTO2Grow Program and cost control actions.
This was partially offset by:
•unfavorable net price realization of $9 million; and
•lower volume/mix of $7 million.
Corporate
Three Months Ended March 31, 2024 Compared with the Same Period in 2023
On a reported basis, Corporate Adjusted EBITDA increased by $7 million in 2024 compared with the same period in 2023, primarily driven by foreign currency gains in 2024 compared to foreign currency losses in 2023.

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
As of March 31, 2024, we had cash and cash equivalents of $353 million, of which approximately $299 million, or 85%, was located outside of the U.S. We believe our U.S. cash balances and committed liquidity facilities available to U.S. borrowers are sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that, in the near term, cash located outside of the U.S. will be needed to satisfy our obligations, dividends and other demands for cash in the U.S. Of the cash balances located outside of the U.S., approximately $15 million are in the Company's subsidiaries in Russia and Ukraine. We have no other material cash balances deemed to be trapped as of March 31, 2024.
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

(In millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$352.8	$346.1
See “Analysis of Historical Cash Flow” below.
Accounts Receivable Securitization Programs
At March 31, 2024, we had total availability of $132 million and total outstanding borrowings of $132 million under our U.S. and European accounts receivable securitization programs. At December 31, 2023, we had $135 million available to us and $133 million outstanding borrowings under the programs.
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
Gross amounts received under these programs for the three months ended March 31, 2024 and 2023 were $180 million and $195 million, respectively. If these programs had not been in effect for the three months ended March 31, 2024, we would have been required to collect the invoice amounts directly from the relevant customers in accordance with the agreed payment terms. Approximately $156 million in incremental trade receivables would have been outstanding at March 31, 2024 if collection on such invoice amounts were made directly from our customers on the invoice due date and not through our customers' supply chain financing arrangements or our factoring program.

Lines of Credit
At March 31, 2024 and December 31, 2023, we had a $1.0 billion revolving credit facility. We had no outstanding borrowings under the facility at March 31, 2024 and December 31, 2023. There was $3 million and $8 million outstanding under various lines of credit extended to our subsidiaries at March 31, 2024 and December 31, 2023, respectively. See Note 13, “Debt and Credit Facilities,” for further details.
Covenants
At March 31, 2024, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” within Note 13, “Debt and Credit Facilities,” which require us, among other things, to maintain a maximum leverage ratio of debt to EBITDA of 5.00 to 1.00 when following the consummation of a material acquisition. In accordance with the terms of the senior secured credit facilities, our maximum leverage ratio of debt to EBITDA will reduce to 4.50 to 1.00 in the second quarter of 2024. At March 31, 2024, as calculated under the covenant, our leverage ratio was 3.63 to 1.00. We expect to be in continued compliance with our debt covenants, including the covenant leverage ratio, over the next 12 months.
Supply Chain Financing Program
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
At March 31, 2024 and December 31, 2023, our accounts payable balances included $164 million and $153 million, respectively, related to invoices from suppliers participating in the program. The cumulative amounts settled through the supply chain financing program for the three months ended March 31, 2024 were $108 million, compared to $99 million for the three months ended March 31, 2023. See Note 2, "Recently Adopted and Issued Accounting Standards," for further details.
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

Outstanding Indebtedness
At March 31, 2024 and December 31, 2023, our total debt outstanding and our non-U.S. GAAP net debt consisted of the amounts set forth in the following table.

(In millions)	March 31, 2024	December 31, 2023
Short-term borrowings	$134.6	$140.7
Current portion of long-term debt	43.5	35.7
Total current debt	178.1	176.4
Total long-term debt, less current portion(1)	4,484.2	4,513.9
Total debt	4,662.3	4,690.3
Less: Cash and cash equivalents	(352.8)	(346.1)
Non-U.S. GAAP net debt	$4,309.5	$4,344.2

(1)Amounts are net of unamortized discounts and debt issuance costs of $35 million and $37 million at March 31, 2024 and December 31, 2023, respectively. See Note 13, “Debt and Credit Facilities,” for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(In millions)	2024	2023	Change
Net cash provided by operating activities	$125.1	$51.9	$73.2
Net cash used in investing activities	(38.0)	(1,206.9)	1,168.9
Net cash (used in) provided by financing activities	(69.1)	999.1	(1,068.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(11.3)	2.9	(14.2)
In addition to net cash from operating activities, we use free cash flow as a useful measure of performance and an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, as certain debt servicing requirements or other non-discretionary expenditures are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of non-U.S. GAAP free cash flow for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(In millions)	2024	2023	Change
Cash flow provided by operating activities	$125.1	$51.9	$73.2
Capital expenditures	(47.1)	(64.9)	17.8
Non-U.S. GAAP free cash flow	$78.0	$(13.0)	$91.0
Operating Activities
Three Months Ended March 31, 2024 Compared with the Same Period in 2023
Net cash provided by operating activities was $125 million in the three months ended March 31, 2024, compared to $52 million in 2023. The increase in cash flow from operating activities was primarily driven by our working capital accounts (inventories, trade receivables and accounts payable), which was $50 million favorable in 2024 compared to 2023. Accounts payable was favorable by $111 million compared to 2023, due to an increase in raw material purchases and improved payment terms in the first quarter 2024 compared to the fourth quarter 2023 coupled with raw material price deflation in the first quarter 2023 compared with the fourth quarter 2022. This was partially offset by the impact of trade receivables on cash flow from operating activities which was $59 million unfavorable compared to 2023, as a result of the year over year impact of our accounts receivable factoring program and lower collections from our customers. There was also a higher use of cash for inventory of $2 million compared to 2023.
Other assets and liabilities favorably impacted cash flow by $37 million compared to 2023. This was primarily due to the impact of incentive compensation, including lower cash payments made during the first quarter 2024, as compared to the prior year, coupled with a higher accrual as of March 31, 2024, as compared to the prior year.
This was partially offset by lower non-cash items to adjust net earnings to net cash provided by operating activities recorded in 2024 compared to the same period in 2023.
Investing Activities
Three Months Ended March 31, 2024 Compared with the Same Period in 2023
Net cash used in investing activities was $38 million in 2024 compared to $1,207 million in 2023.
The decrease in net cash used in investing activities was primarily due to acquisition activities. During the first quarter of 2023, we completed the acquisition of Liquibox for $1,148 million, net of cash acquired. See Note 5, "Acquisitions," for further details.
Additionally, cash used for capital expenditures in 2024 was $47 million compared to $65 million in 2023.
Financing Activities
Three Months Ended March 31, 2024 Compared with the Same Period in 2023
Net cash flows from financing activities was a use of $69 million in 2024, compared to a source of $999 million in 2023.

During the three months ended March 31, 2024, the decrease in cash flows from financing activities was primarily due to debt related activities. There was a use of cash of $29 million for debt related activities in 2024 primarily driven by principal payments on the Term Loan A due 2027. There was a net source of cash of $1,133 million for debt related activities in the prior year primarily driven by the issuance of $775 million 6.125% Senior Notes due 2028, less $11 million in capitalized issuance costs, $650 million of proceeds from Term Loan A due 2027, less $11 million in capitalized issuance costs, and $168 million of net proceeds from short-term borrowings, partially offset by the extinguishment of 4.500% Senior Notes due 2023, resulting in cash outflow of $437 million (including the early payment premium of $5 million).
In addition, there were no share repurchases in 2024, compared to $80 million in the prior year.
Changes in Working Capital

(In millions)	March 31, 2024	December 31, 2023	Change
Working capital (current assets less current liabilities)	$490.0	$454.3	$35.7
Current ratio (current assets divided by current liabilities)	1.3x	1.3x
Quick ratio (current assets, less inventories divided by current liabilities)	0.8x	0.8x
The $36 million, or 8%, increase in working capital during the three months ended March 31, 2024 was primarily due the following:
•decrease in other current liabilities of $59 million, reflecting the payment of performance-based compensation and profit sharing in the first quarter 2024, offset by current year accruals, as well as lower volume rebate accruals;
•increase in trade receivables, net of $19 million, primarily due to the timing of collections;
•increase in inventories, net of $16 million, due to the rebuild of inventory after the seasonal year-end reductions; and
•increase in prepaid expenses and other current assets of $10 million.

The increases in working capital were partially offset by:
•increase in accounts payable of $47 million, due to seasonal raw material purchases and payment term improvement initiatives; and
•decrease in income tax receivables of $17 million.
Changes in Stockholders’ Equity
The $49 million, or 9%, increase in stockholders’ equity in the three months ended March 31, 2024 was primarily due to the following:
•net earnings of $82 million;
•stock issued for profit sharing contribution paid in stock of $25 million;
•unrealized gains on derivative instruments of $10 million;
•the recognition of pension items within AOCL of $1 million; and
•the effect of share-based incentive compensation of $1 million, including the impact of share-based compensation expense and netting of shares to cover the employee tax withholding amounts.
These increases were partially offset by:
•cumulative translation adjustment loss of $40 million; and
•dividends paid on our common stock and dividend equivalent accruals related to unvested equity awards of $30 million.
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
Foreign Currency Forward Contracts
At March 31, 2024, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
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
Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements
We are subject to recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 2, “Recently Adopted and Issued Accounting Standards,” which is contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes these new accounting standards and is incorporated herein by reference.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2023 Form 10-K. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2023 Form 10-K.

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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At March 31, 2024, we had no outstanding interest rate swaps, collars or options.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 14, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 15, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $81 million in the fair value of the total debt balance at March 31, 2024. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
Argentina
Economic events in Argentina, including the default on some of its international debt obligations, which have subsequently been renegotiated, exposed us to heightened levels of foreign currency exchange risks. Despite some recent debt restructuring, fluctuations in foreign exchange rates on the Argentine peso continue to impact our financial results. As of July 1, 2018, Argentina was designated as a highly inflationary economy. We recognized a remeasurement loss of $5 million and $3 million in the three months ended March 31, 2024 and 2023, respectively, within Other expense, net on the Condensed Consolidated Statements of Operations, related to the designation of Argentina as a highly inflationary economy under U.S. GAAP. See Note 1, "Organization and Basis of Presentation," for additional information. For the three months ended March 31, 2024, 2% of our consolidated net sales were derived from our products sold in Argentina. As of March 31, 2024, our net assets included $15 million of cash and cash equivalents domiciled in Argentina and our Argentina subsidiary had cumulative translation losses of $22 million.

Russia
Recent fluctuations of the ruble have exposed us to heightened levels of foreign currency exchange risks. For the three months ended March 31, 2024, approximately 1% of our consolidated net sales were derived from products sold in Russia. As of

March 31, 2024, our net assets included $12 million of cash and cash equivalents domiciled in Russia and our Russia subsidiary had cumulative translation losses of $48 million.
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at March 31, 2024 would have caused us to pay approximately $43 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
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
In the first quarter of 2023, we entered into a series of cross-currency swaps with a combined notional amount of $433 million. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. The maturity date for this series of cross-currency swaps is February 1, 2028. We recognized less than $1 million of interest income related to these contracts, which is reflected within Interest expense, net on the Condensed Consolidated Statements of Operations for both of the three months ended March 31, 2024 and 2023.
For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, settlements and changes in fair values of the derivative instruments are recognized in Unrealized gain or loss on net investment hedges, a component of AOCL, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in Other expense, net on the Condensed Consolidated Statements of Operations.
Other Derivative Instruments
We may use other derivative instruments from time to time to manage exposure to foreign exchange rates and to access international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency.
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The U.S. dollar equivalent amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $121 million and $131 million at March 31, 2024 and December 31, 2023, respectively.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 18, “Commitments and Contingencies,” under the caption "Environmental Matters" is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of our 2023 Form 10-K.

Item 1A.	Risk Factors
Reference is made to Part I, Item 1A, “Risk Factors,” in our 2023 Form 10-K for information concerning risks that may materially affect our business, financial condition or results of operations. There have been no significant changes to our risk factors since December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)    In March 2024, we transferred 707,590 shares of our common stock, par value $0.10 per share, from treasury to our 401(K) and Profit Sharing Plan as part of our 2023 profit sharing contribution. The issuance of such shares to the plan was not registered under the Securities Act of 1933, as amended, because such transaction did not involve an “offer” or “sale” of securities under Section 2(a)(3) of the Securities Act.
(c)     Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended March 31, 2024, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
Balance as of December 31, 2023				$536,509,713
January 1, 2024 through January 31, 2024	—	$—	—	536,509,713
February 1, 2024 through February 29, 2024	—	$—	—	536,509,713
March 1, 2024 through March 31, 2024	—	$—	—	536,509,713
Total	—		—	$536,509,713

(1)On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This program has no expiration and replaced the previous authorization. It does not obligate us to repurchase any specified amount of shares and remains subject to the discretion of the Board of Directors. As of March 31, 2024, there was $537 million remaining under the currently authorized repurchase program. From time to time we acquire shares by means of open-market transactions, including through plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and privately negotiated transactions, including accelerated share repurchase programs, or other methods, pursuant to our publicly announced program described above, subject to market or other conditions, covenants in our senior secured credit facility and applicable regulatory requirements.

Item 5.	Other Information
During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

31.1	Certification of Emile Z. Chammas pursuant to Rule 13a-14(a), dated May 2, 2024.
31.2	Certification of Dustin J. Semach pursuant to Rule 13a-14(a), dated May 2, 2024.
32	Certification of Emile Z. Chammas and Dustin J. Semach pursuant to 18 U.S.C. § 1350, dated May 2, 2024.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: May 2, 2024	By:	/S/ Dustin J. Semach
Dustin J. Semach
Interim Co-President and Co-Chief Executive Officer, Chief Financial Officer
(Duly Authorized Officer)