Form 10-K
period 2024-12-31
SEALED AIR CORP/DE
filed 2025-02-26
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5,050,950,838, based on the closing sale price as reported on the New York Stock Exchange.
There were 145,761,886 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of February 18, 2025.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SEALED AIR CORPORATION AND SUBSIDIARIES

Cautionary Notice Regarding Forward-Looking Statements
This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition, results of operations and cash flows. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipate,” “believe,” “plan,” “assume,” “could,” “should,” “estimate,” “expect,” “intend,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, expectations regarding the results of restructuring and other programs, expectations regarding future impacts resulting from acquisitions, anticipated levels of capital expenditures and expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings.
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
The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: global economic and political conditions, including recessionary and inflationary pressures, currency translation and devaluation effects, changes in raw material pricing and availability, competitive conditions, the success of new product offerings, failure to realize synergies and other financial benefits from acquisitions within the expected time frames, greater than expected costs or difficulties related to acquisition integrations, the effects of animal and food-related health issues, the effects of epidemics or pandemics, negative impacts related to the ongoing conflict between Russia and Ukraine and related sanctions, export restrictions and other counteractions thereto, uncertainties relating to existing or potential increased hostilities in the Middle East, changes in energy costs, environmental matters, the success of our restructuring activities, the success of our merger, acquisition and equity investment strategies, the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts, changes in our credit ratings, regulatory actions and legal matters, and the other information referenced in Part I, Item 1A, “Risk Factors.” Any forward-looking statement made by us is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

Item 1. Business
The Company: Sealed Air

Sealed Air Corporation (“Sealed Air”, or the “Company”, also referred to as “we”, “us”, or “our”) is a leading global provider of packaging solutions that integrate sustainable, high-performance materials, automation, equipment and services. Sealed Air designs, manufactures and delivers packaging solutions that preserve food, protect goods and automate packaging processes. We deliver our packaging solutions to an array of end markets including fresh proteins, foods, fluids and liquids, medical and life science, e-commerce retail, logistics and omnichannel fulfillment operations, and industrials.
Our portfolio of solutions includes leading brands such as CRYOVAC® brand food packaging, LIQUIBOX® brand liquids systems, SEALED AIR® brand protective packaging, AUTOBAG® brand automated packaging systems and BUBBLE WRAP® brand packaging.
We have two reportable segments, Food and Protective. Refer to “Reportable Segments” below for additional information.
In 2024, we generated net sales of $5.4 billion, net earnings from continuing operations of $270 million, and net cash provided by operating activities of $728 million. Please refer to Part II, Item 8, “Financial Statements and Supplementary Data” for financial information about the Company and its subsidiaries, which is incorporated herein by reference.

Our strategy focuses on creating long-term, value-added partnerships with our customers to advance sustainable and automated packaging solutions, leveraging our industry-leading expertise in materials, automation systems, engineering and technologies. Our strategy is enabled by our balanced capital allocation approach and by our drive to increase efficiency and maximize productivity throughout our operations. Our capital allocation philosophy is designed to maximize value for our shareholders with the goal to deliver above-market profitable organic growth and attractive returns on invested capital while strengthening our balance sheet through the repayment of debt. Our productivity and efficiency initiatives include the cost take-out to grow program (the “CTO2Grow Program”), launched in 2023 which targets to achieve full annualized savings of $160 million by the end of 2025. The CTO2Grow Program focuses on operational excellence, growth acceleration, portfolio optimization and customer-centric innovation with an eye towards sustainability.
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
Well-established Customer Relationships. We have a broad and diversified customer base which includes the world’s leading food processors, e-commerce/fulfillment companies and industrial manufacturers. We seek to create long-term relationships with leaders in the markets we serve. We leverage extensive knowledge of our customers’ businesses when innovating new solutions, and partner with customers to effectively implement our solutions and automate their operations. Our customer base is diverse, with no single customer or affiliated group of customers representing more than 10% of net sales in 2024, 2023 or 2022.
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
Global Scale and Market Access. Sealed Air serves a diverse global customer base with a sales and distribution network reaching 117 countries/territories. In 2024, 47% of net sales were from outside the U.S. Our global scale and agility have enabled us to address the evolving customer needs across our end markets and geographies and position us to capitalize on growth opportunities in markets around the world. We operate through our subsidiaries and have a presence in the U.S. and 45 other countries/territories.

Intellectual Property
We are the owner or licensee of approximately 2,410 U.S. and foreign patents and patent applications, and approximately 2,210 U.S. and foreign trademark registrations and trademark applications that relate to our products, manufacturing processes and equipment. Our business is not dependent upon any single patent or trademark alone. The expiration or unenforceability of any single one of our patents, applications, licenses or trademark registrations would not be material to our business or our consolidated financial condition, results of operations, or cash flows.
Innovation, Research and Development
Our innovation, research and development capabilities encompass a broad range of disciplines including food science, materials science, chemical, mechanical, electrical and software engineering, microbiology, digital applications development, digital printing, and packaging automation equipment design and engineering.
Our research and development expense was $93 million in 2024, $97 million in 2023 and $103 million in 2022. As we progress in the CTO2Grow Program, we are looking to leverage the voice of our customers and market insights to accelerate the development of sustainable and automated packaging solutions that meet our rapidly evolving end market needs.
Sustainability
Sustainability is embedded in our business strategy and integral to how we operate, support our customers and grow.
Sustainable solutions for our customers. We design, manufacture and deliver solutions for our customers that combine a range of technically advanced materials and equipment offerings. These solutions are designed to optimize efficiencies, protect food and products, and decrease damage during transport. In addition, we collaborate with our customers, channel partners and suppliers to support circular business models, advance technologies to recover and recycle flexible plastics, and contribute to the diversion and reduction of manufacturing and consumer waste. We are committed to advancing the circular economy through efforts to design or advance our packaging solutions to be recyclable, collaborate on recycling technology and infrastructure, and incorporate recycled or renewable content across our portfolio.
Sustainable Operations. Within our own operations, we are focused on reducing greenhouse gas emissions, minimizing energy and water use, and diverting manufacturing waste from landfill and external incineration.
Human Capital
Overview
Our people lead the development and execution of our business strategy, drive outcomes, and actively contribute to realizing our purpose. We recognize how important it is to create a high-performing and highly engaged culture where our people feel motivated to consistently achieve excellent results for our customers and stakeholders, and derive benefit from being part of the team.
Sealed Air’s management regularly reports and discusses our workforce and people management strategies and related matters with our Board of Directors and the People and Compensation Committee, or "P&C Committee", of the Board of Directors, including matters related to compensation and pay equity, development, succession planning, corporate culture, employee inclusion and engagement.
As of December 31, 2024, our employee population was approximately 16,400 people. The largest component of Sealed Air’s workforce is approximately 10,600 direct manufacturing employees in our manufacturing facilities. We also generally employ:
•Marketing, sales, business development and technical packaging solutions professionals who work in the field and at our customers' facilities;
•Innovation, research and development, automation and sustainability focused employees who work in our Packaging Solutions Development and Innovation Centers; and
•Customer service and support personnel as well as administrative and management employees who work in our offices and in remote environments.

As of December 31, 2024, we had approximately 6,800 employees in the U.S. and approximately 9,600 employees outside the U.S. Our workforce is relatively stable and does not experience significant seasonal fluctuations.
We had approximately 5,300 employees (close to 32% of total employee population and primarily outside the U.S.) who were covered by collective bargaining agreements as of December 31, 2024. Many of the covered employees are represented by works councils or industrial boards, as is customary in the jurisdictions in which they are employed. The collective bargaining agreements covering approximately 51% of such employees will expire during 2025, and we will be engaged in negotiations to attain new agreements, which is consistent with prior years. Sealed Air did not experience any significant union-related work stoppages during 2024 and believe we have satisfactory labor relations with our employees.
Our Culture
Sealed Air fosters a high-performance, highly engaged culture that will deliver consistent, profitable growth and accelerate our performance – a culture where accountability is clear and aligned and our people are connected to and rewarded for business outcomes and impact. Our culture guides everything we do – how we partner with our customers and suppliers, attract and retain top talent, and create value for our stakeholders.
As a global company, our employee population represents a broad range of cultures, languages, ethnicities, and races. We are committed to building an inclusive workplace and culture across the globe.

Talent attraction and development
Our recruitment strategy emphasizes attracting candidates of the highest possible caliber from all backgrounds, recognizing that an inclusive workforce drives innovation, creativity, and sustainable growth. Sealed Air’s policy does not allow any form of discrimination against any applicant for employment, or any employee because of any protected category, including age, color, sex, disability, national origin, race, religion, or veteran status, in violation of local, state, and federal law and Company policy.
Sealed Air prioritizes talent development that aims to foster a culture of continuous growth and career progression. We offer learning and development opportunities that build knowledge, capabilities, and skills necessary to enable our people to succeed in their current and future roles.
Environment, Health and Safety
As a Company with manufacturing operations across the world, ensuring a culture of health, safety, and well-being is a top priority to Sealed Air, and our stakeholders. We are committed to achieving zero harm and actively manage our operations to maintain a safe and healthy work environment for all.
Sealed Air operates an Environment, Health and Safety ("EHS") management system that demonstrates a strong commitment to operational excellence. We have a structured process in place for managing, tracking, and reporting health and safety incidents. EHS performance is monitored, formally reviewed and elevated to the regional leadership and global executive level monthly. Key elements of our approach include integrated leadership responsibility for a zero-harm culture, a machine safety program, and system enhancements.
Reportable Segments
We report our segment information in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting,” (“FASB ASC Topic 280”). See Note 6, “Segments,” set forth in Part II, Item 8, “Financial Statements and Supplementary Data” for further information.
Food
Food solutions are sold to industrial food processors in fresh red meat, smoked and processed meats, poultry, seafood, fluids and liquids, cheese, and other food markets worldwide. Food offers integrated packaging materials and automated equipment solutions to increase food safety, extend shelf life, reduce food waste, automate processes, and optimize total cost. Its materials, automated equipment and service enable customers to reduce costs and enhance their brands.
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
Food applications are largely sold direct to customers by our sales, marketing and customer service personnel throughout the world. Sales to governments, or government contracts, are not material to our Food segment. No single customer or affiliated group of customers represented more than 10% of segment revenue in 2024.
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
Protective solutions are sold through a strategic network of distributors as well as directly to end customers, including, but not limited to, fabricators, original equipment manufacturers, contract manufacturers, logistics partners and e-commerce/fulfillment operations. In 2024, approximately 45% of our Protective sales were sold through distributors. We generally do not impose annual minimum purchase volume requirements on our distributors. Product returns from our distributors in 2024 were not material. Sales to governments, or government contracts, are not material to our Protective segment. No single customer or affiliated group of customers represented more than 10% of segment revenue in 2024.
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
We have a supply chain organization, which includes centralized management of purchasing and logistic activities across both segments. Our objective is to leverage our global scale to achieve purchasing efficiencies and reduce our total delivered cost across all our regions. We do this while adhering to strategic performance metrics and stringent purchasing practices. Although we purchase some raw materials under long-term supply arrangements with third parties, these arrangements follow market forces and are in line with our overall global purchasing strategy, which seeks to balance the cost of acquisition and availability of supply.
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
In 2024, we experienced slightly higher net sales in the second half of the year as compared to the first half. Our consolidated results of operations were slightly lower in the second half of the year partially driven by higher tax expense primarily due to a write-off of a deferred tax asset associated with a legal entity restructuring and higher restructuring and other associated costs related to the CTO2Grow Program. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of our 2024 results.
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
In some jurisdictions in which our packaging products are sold or used, laws and regulations have been adopted or proposed that seek to regulate, among other things, the use of plastics, the minimum levels of recycled or reprocessed content and, more generally, the sale or disposal of packaging materials. In the European Union ("EU"), we have registered manufacturing plants and production lines as required by relevant regulation for manufacturing products that incorporate recycled content. We maintain programs designed to comply with these laws and regulations and to monitor their evolution. Various federal, state, local and foreign laws and regulations regulate some of our products and require us to register certain products and comply with specified requirements. We are also subject to various federal, state, local and foreign laws and regulations that regulate products manufactured and sold by us for controlling microbial growth affecting humans, animals and processed foods. In the U.S., these requirements are generally administered by the U.S. Food and Drug Administration (“FDA”). To date, the cost of complying with product registration requirements and FDA compliance, and similar non-U.S. laws, has not had a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows.
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

Certain U.S. states have passed laws for Extended Producer Responsibility ("EPR"). EPR laws also exist in many other countries where we do business including the UK, the EU and Canada. In addition, the EU has published the Packaging and Packaging Waste Regulation ("PPWR") that may have an impact on existing EPR schemes and packaging design and recovery. We continue to monitor regulatory developments, including within those regions for which we may be subject to EPR fees and design requirements.
Certain U.S. states have passed laws regulating the use of per- and polyfluoroalkyl substances (PFAS) in food packaging materials. In addition, the EU, Australia and Canada have either passed laws or expressed intent to regulate PFAS in packaging materials. Currently, we are in compliance with U.S. regulations and have reformulated certain of our U.S. food packaging products to be in compliance with anticipated regulations. We are continuing the effort to extend those actions to product formulations in other regions to comply with future requirements. To the best of our knowledge, we are in compliance with all current global regulations regarding the use of PFAS. Furthermore, in recent years there have been lawsuits and legal actions brought against manufacturers in various jurisdictions related to the use of PFAS in their products or manufacturing processes. From time to time, the Company has been, and in the future may be named as, one of several defendants in these legal actions.
Additionally, certain countries have adopted legislations that impose taxes on plastic packaging materials, which apply to some of our materials or products. For example, such legislations went into effect in the United Kingdom ("UK") in 2022 and Spain in 2023.
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
During 2024, we completed the full reorganization of our Company into our two businesses, Food and Protective, allowing each business to focus on their distinct end-markets and customers and empowers each business the ability to create and execute global growth strategies. Business reorganization, including accompanying changes in leadership, may result in uncertainty and may cause disruptions in our operations.
Our ability to adopt or implement new technologies effectively, including Artificial Intelligence (“AI”), may be unsuccessful and may not result in enhanced productivity and operational efficiency within our business.
Uncertain global economic conditions may have an adverse effect on our consolidated financial condition, results of operations, or cash flows.
Uncertain global economic conditions, including the impact of inflationary pressure and general economic slowdowns across the global economy, may have an adverse impact on our business in the form of lower volumes sold due to weakened demand, unfavorable changes in product price/mix or lower profit margins. For example, in the past, global economic downturns have adversely impacted some of our customers and end-users, such as food processors, distributors, supermarket retailers, restaurants, industrial manufacturers, retail establishments, business service contractors and e-commerce and mail order fulfillment firms, and other end-users that are particularly sensitive to business and consumer spending. Our production levels and inventory management goals for our products are based on estimates of demand, taking into account production capacity, timing of shipments and inventory levels. If market conditions change, resulting in us overestimating or underestimating demand for any of our products during a given season, we may not maintain appropriate inventory levels, which could materially and adversely affect our business, financial condition and results of operation.
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
While historically we have been able to successfully manage the impact of higher raw material costs by increasing our selling prices, if we were unable to minimize the effects of increased raw material costs through sourcing, pricing or other actions, our business, consolidated financial condition or results of operations may be materially adversely affected. A portion of our sales prices, specifically within Food's North American and APAC business, is determined using formula based pricing which reflects changes in underlying raw material indices. On average, formula based pricing lags raw material cost movement by approximately six months. We may experience a benefit (when resin prices decrease) or detriment (when resin prices increase) to our cost of sales before those price changes are reflected in our selling prices. As such, trends in raw material pricing may have a negative impact on future profit margins. Our reliance on some sole-source suppliers, and/or the lack of availability of supplies, including equipment components, could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
Natural disasters, such as a hurricane, tornado, earthquake or other severe weather event, as well as political instability, global tariffs or other trade actions, and terrorist activities, may negatively impact the production or delivery capabilities of refineries and natural gas and petrochemical suppliers and suppliers of other raw materials in the future. These factors could lead to increased prices for our raw materials, curtailment of supplies, allocation of raw materials and other force majeure events of our suppliers and harm relations with our customers which could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
The global nature of our operations exposes us to numerous risks that could materially adversely affect our consolidated financial condition, results of operations or cash flows.
We operate in 46 countries/territories, and our products are distributed in 117 countries/territories around the world. A large portion of our manufacturing operations are located outside of the U.S., and in 2024, 47% of our net sales were generated outside of the U.S. These operations, particularly those in developing regions, are subject to various risks that may not be present in or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those markets.
Risks inherent in our international operations include:
•inflationary pressures, including wage inflation and input cost inflation, as well as the impact of fiscal policy interventions by national or regional governments to control inflation;
•foreign currency exchange controls, rate fluctuations, including devaluations, and foreign tax rates,
•adverse impacts resulting from regional or global human health related illnesses;
•restrictive governmental actions such as those on transfer or repatriation of funds and trade protection matters, including anti-dumping duties, tariffs, embargoes, sanctions and prohibitions or restrictions on acquisitions or joint ventures;
•changes in laws and regulations, including the laws and policies of the U.S. and foreign countries affecting trade and foreign investment;

•the impact of customer perceptions or regulatory developments related to sustainability concerns including the use of plastics;
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
•the potential for governmental actions that may result in expropriation or nationalization of our facilities or other assets in that country; and
•unsettled political conditions and possible terrorist attacks against U.S. or other interests.
These and other factors may have a material adverse effect on our international operations and, consequently, on our consolidated financial condition, results of operations or cash flows.
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
Our inability to maintain a competitive advantage could result in lower prices or lower sales volumes for our products. Additionally, we may not successfully implement our pricing actions. These factors may have an adverse impact on our consolidated financial condition, results of operations or cash flows.
Demand for our products could be adversely affected by changes in consumer preferences or if we are not able to innovate and bring new products to market.
Our sales depend heavily on the volumes of sales by our customers in food processing and service industries, the industrial manufacturing and electronics sectors and e-commerce. Consumer preferences for food and durable goods packaging can influence our sales. Consumer preferences for fresh and unpackaged foods and the global e-commerce and industrial market change over time. Changes in consumer behavior, including changes driven by cost, availability, durability, sustainability, including the negative consumer sentiment regarding the use of plastics, innovation or various health or environmental-related concerns and perceptions, could negatively impact demand for our products.
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
Political and economic instability and risk of government actions affecting our business and our customers or suppliers may adversely impact our business, consolidated financial condition, results of operations or cash flows.
We are exposed to risks inherent in doing business in each of the countries or territories in which we or our customers or suppliers operate including: civil unrest, acts of terrorism, sabotage, epidemics, force majeure, war or other armed conflict and related government actions, including the imposition of tariffs or other trade barriers, sanctions/embargoes, the deprivation of contract rights, the inability to obtain or retain licenses required by us to operate our plants or import or export our goods or raw materials, the expropriation or nationalization of our assets, and restrictions on travel, payments or the movement of funds.
The ongoing conflict between Russia and Ukraine has had and will likely continue to have a negative impact on our operations both within and outside the region. As a result of the conflict and the global response, including the current and potential future sanctions and export controls, our operations may continue to be adversely impacted by, among other things, disruptions to our supply chain and logistics, increases in costs particularly for our raw materials and energy-related costs, and an inability to repatriate income earned in Russia. For the year ended December 31, 2024, approximately 1% of our consolidated net sales were derived from products sold in Russia. While our industry is not currently the primary target of sanctions or export controls, the evolution and potential escalation of the conflict and actions taken by governments in response to such conflict, and the consequences, economic or otherwise, are unpredictable.
Geopolitical events, including the ongoing conflict between Russia and Ukraine, the existing or potential increased hostilities in the Middle East, the increasing tensions between China and Taiwan, and the potential imposition of tariffs by the US and reciprocal tariffs by its trading partners, may have a negative impact on the global industrial macro-economic environment and could materially adversely impact our consolidated financial condition, results of operations or cash flows.
If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing their products in a manner that capitalizes on our trademarks, and this loss of a competitive advantage may adversely impact our business, consolidated financial condition, results of operations or cash flows.
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
Large-scale animal health issues as well as other health issues affecting the food industry and disruptive forces of nature, including those resulting from climate change, such as significant regional droughts, prolonged severe weather conditions, floods and natural disasters, may lead to decreased revenues.

We manufacture and sell food packaging products, among other products. Various forces of nature affecting the food industry have in the past and may in the future have a negative effect on the sales of food packaging products. Outbreaks of animal diseases may lead governments to restrict exports and imports of potentially affected animals and food products, leading to decreased demand for our products and possibly also to the culling or slaughter of significant numbers of the animal population otherwise intended for food supply. Other disruptive forces of nature such as droughts, floods and other severe weather can lead to agricultural market disruptions resulting in reduced herd size or modifications to the traditional herd cycles which could affect supply or demand for our products. Also, consumers may change their eating habits as a result of perceived problems with certain types of food. These factors may lead to reduced sales of food packaging products, which could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
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
We are subject to an increasing number of cybersecurity threats which pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyberattacks or security breaches of our networks or systems, or networks or systems of our customers and key vendors, could result in the loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could materially adversely affect our business, consolidated financial condition and results of operations. In addition, geopolitical tensions and instability may heighten our risk of cybersecurity incidents. To mitigate these threats to our business, we maintain a cybersecurity program aligned with industry frameworks designed to protect, detect, and respond to internal and external threats. For additional discussion of our cybersecurity risk management, strategy, and governance, see Part I, Item 1C., "Cybersecurity," below. While we have experienced, and expect to continue to experience, occasional attacks attempting to breach the security of our network and systems, none have resulted in a breach with material impact or any penalties or settlement for the three years ended December 31, 2024.
We also maintain and have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer controls. Despite our continued efforts to protect such sensitive, confidential or personal data or information, our facilities and systems and those of our customers and third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our business, consolidated financial condition, results of operations or cash flows.

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
Leadership transitions can be inherently difficult to manage, and failure to timely or successfully implement transitions may cause disruption to our Company. The execution and success of our business plan and strategy depends largely on the efforts and abilities of our management team. Changes in our organization as a result of executive management transition may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
Supply chain disruptions related to the transport of raw materials, components and/or finished goods may delay the timing of when we are able to manufacture our product or serve our customers, which could adversely affect our business, consolidated financial condition, results of operations or cash flows.
We rely on third-party logistics suppliers for the distribution and transportation of raw materials, components, operating supplies and products. Delays, fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure may adversely impact our ability to manufacture and distribute products. The Company may also incur higher tariffs and duties to obtain materials from suboptimized sourcing locations. Additionally, transportation costs may increase as freight carriers raise prices to address the overall market conditions. There is no guarantee that we will be able to recover any past or future increases in transportation costs. While we have a geographically diverse international presence and are situated in close proximity to many significant customers, future supply chain disruptions related to the transport of raw materials and/or finished goods could adversely affect our business, consolidated financial condition, results of operations or cash flows.
If we are unable to retain key employees or experience disruptions in operations and/or increased labor costs, our consolidated financial condition or results of operations may be adversely affected or we may not be able to execute our strategies.
The execution and success of our strategy depends largely on the efforts and abilities of our management team and other key personnel. Their experience and industry contacts significantly benefit us, and we need their expertise to execute our business strategies. If any such employee were to cease working for us and we were unable to replace them, our business, consolidated financial condition, results of operations or cash flows may be materially adversely affected.
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
Acquisitions present many risks, and we may not achieve the financial and strategic goals that were contemplated at the time of a transaction or realize the full carrying value of our acquired goodwill and intangible assets as a result of prior acquisitions.
We review and consider strategic acquisitions from time to time. Any acquisitions we may undertake, and their integration, involves risks and uncertainties, such as:
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
As countries progress towards long-term environmental stewardship goals, we expect laws and tax policy to continue to advance in this regard. We have established processes and internal goals related to operating efficiency in matters such as greenhouse gas emissions, energy usage and water consumption. There is no guarantee these internal goals will be as comprehensive as future legislation in the jurisdictions in which we operate.
Future changes in global trade policies and regulations, as well as overall uncertainty surrounding international trade relations, could have a material adverse effect our consolidated financial condition, results of operations or cash flows.
Future changes in global trade policies and regulations, including tariffs on products we import and export, may introduce uncertainty in the market and could affect the demand for our products. In February 2025, the U.S. imposed additional tariffs on imports from China and announced and then subsequently delayed imposing additional tariffs on imports from Mexico and Canada. If retaliatory trade measures are enacted by affected countries, it could negatively impact global economic conditions and consumer confidence, which could negatively impact our business. Additionally, future trade policies and regulations are due in part to international relations and other geopolitical factors outside of our control. In order to mitigate the impact of these trade-related increases on our costs of products sold, we may increase prices in certain markets and, over the longer term, make changes in our supply chain and, potentially, our global manufacturing strategy. Implementing price increases may cause our customers to find alternative sources for their products. We may be unable to successfully pass along these costs through price increases; adjust our supply chain without incurring significant costs; or locate alternative suppliers for raw materials or finished goods at acceptable costs or in a timely manner. Our inability to effectively manage the negative impacts of changing U.S. and foreign trade policies could materially adversely impact our consolidated financial condition, results of operations or cash flows.
We are the subject of various legal proceedings, and may be subject to future claims and litigation, that could have a material adverse effect on our business, results of operations or cash flows.
We are involved from time to time in various legal proceedings. These claims relate to litigation matters, environmental matters, product liability matters and other risk management matters (e.g., general liability, automobile and workers’ compensation claims). Litigation, in general, can be expensive and disruptive. Some of these proceedings may involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. Litigation and other adverse legal proceedings could have a material adverse effect our businesses, operating results and/or cash flows because of reputational harm to us caused by such proceedings, the cost of defending such proceedings, the cost of settlement or judgments against us or the changes in our operations that could result from such proceedings. Although we maintain legal liability insurance coverage, potential litigation claims could be excluded or exceed coverage limits under the terms of our insurance policies or could result in increased costs for such coverage.
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
Our operations are subject to a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the manufacture of our products, handling, transportation, storage and disposal of hazardous materials and the discharge of pollutants into the air, soil and water along with similar legislation aimed at addressing climate change issues.
Many jurisdictions require us to have operating permits for our production and warehouse facilities and operations. Any failure to obtain, maintain or comply with the terms of these permits could result in fines or penalties, revocation or nonrenewal of our permits or orders to cease certain operations, and may have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
We cannot predict with reasonable certainty the future cost to us of environmental compliance, product registration or other regulatory requirements. Environmental laws and other regulatory requirements have become more stringent and complex over time. Our environmental costs and operating expenses will be subject to evolving regulatory requirements and will depend on the scope and timing of the effectiveness of requirements in various jurisdictions. As a result of such requirements, we may be subject to an increased regulatory burden. Non-compliance with environmental and other regulatory requirements may result in enforcement actions, contractual or regulatory penalties or damage our reputation and harm our business. Increased compliance costs, increasing risks and penalties associated with violations or our inability to market some of our products in certain jurisdictions, may have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.
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
Numerous countries in which we operate have agreed to a statement in support of the OECD (the “Organization for Economic Co-operation and Development”) model rules that propose a global minimum tax rate of 15% ("Pillar Two"). Certain countries have enacted or are expected to enact legislation incorporating Pillar Two with effect from 2024 and widespread adoption of Pillar Two expected by the end of 2025. As additional changes in tax laws, as a result of Pillar Two or otherwise, are adopted, our tax expense could increase and our business, consolidated financial condition or results of operations could be adversely affected in a material way.
We are also subject to tax audits or investigations in various jurisdictions that can result in assessments against us and the tax authorities in any applicable jurisdiction, including the U.S., may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. Successful challenge by the tax authorities of the tax treatment or characterization of any of our transactions, or developments in an audit, investigation or other tax dispute can have a material effect on our operating results or cash flows in the period or periods in which that development occurs. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals.

Although we believe our tax estimates are reasonable, the final outcome of audits, investigations and any other tax controversies could be materially different from our historical accruals.
Financial Risks
Fluctuations between foreign currencies and the U.S. dollar could materially impact our consolidated financial condition or results of operations.
Approximately 47% of our net sales in 2024 were generated outside the U.S. We translate sales and other results denominated in a foreign currency into U.S. dollars for our Consolidated Financial Statements. As a result, the Company is exposed to currency fluctuations both in receiving cash from its international operations and in translating its financial results into U.S. dollars. During periods of a strengthening U.S. dollar, our reported international sales and net earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. Foreign exchange rates can also impact the competitiveness of products produced in certain jurisdictions and exported for sale into other jurisdictions. These changes may impact the value received for the sale of our goods versus those of our competitors. The Company cannot predict the effects of exchange rate fluctuations on its future operating results. As exchange rates vary, the Company's results of operations and profitability may be adversely impacted. While we use financial instruments to hedge certain foreign currency exposures, this does not insulate us completely from foreign currency effects and exposes us to counterparty credit risk for non-performance. See Note 16, “Derivatives and Hedging Activities,” for additional information. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may negatively impact the Company's results of operations.
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

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our consolidated financial condition, results of operations or cash flows.
If we cannot make scheduled payments on our debt, we will be in default, our note holders and lenders could accelerate the repayment of our borrowings, the lenders could terminate their commitments to loan money and/or foreclose against the assets securing the borrowings and we could be forced into bankruptcy or liquidation.
The terms of our senior secured credit facilities, our accounts receivable securitization programs, our supply chain financing programs and our senior notes indentures may restrict our current and future operations, particularly our ability to respond to changes in market conditions or to take certain actions.
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
Our tax expense and liabilities are affected by a number of factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special or extraterritorial tax regimes, changes in foreign currency exchange rates, the level of interest expense we incur, changes in our stock price, changes to our forecasts of income and loss and the mix of jurisdictions to which they relate, and changes in our tax assets and liabilities and their valuation. In the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Significant judgment is required in evaluating and estimating our tax expense, assets and liabilities.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2024, we had $750 million of long-term borrowings under our senior secured credit facilities at variable interest rates. A 1/8% increase or decrease in the assumed interest rates on the senior secured credit facilities would result in a $0.9 million increase or decrease in annual interest expense. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
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
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Overview of Cybersecurity Risk Management
The Company maintains a cybersecurity program that is designed to identify, prevent, detect, respond to, and recover from cybersecurity threats, and protect the confidentiality, integrity, and availability of our information technology, including the information residing on such systems. The Company has a dedicated Chief Information Security Officer ("CISO") with overall responsibility for developing and implementing the global cyber strategy, risk management, and operational initiatives. The Company leverages recognized cybersecurity frameworks to organize, improve, and assess its cybersecurity program and to manage and reduce cybersecurity risk. The global information security team, under the direction of the CISO, develops, implements, and manages cybersecurity-related internal controls and risk processes for the Company, with internal controls consisting of a mix of administrative, technical, and physical controls.
We deploy, configure, and maintain numerous technologies to enforce security policies, detect and protect against cybersecurity threats, and help safeguard the Company’s information systems and assets. We operate a Security Operation Center ("SOC") to monitor cybersecurity threats, coordinate incident response resources, and reduce response times. Our internal SOC team is augmented by a third-party managed security services provider. The Company maintains a cybersecurity incident response plan that provides a structured approach for the Company’s response to cybersecurity incidents. Under the plan, cybersecurity incidents are escalated based on a defined incident severity scale, including to the Board of Directors as appropriate. To improve preparedness for a cybersecurity incident, we conduct tabletop exercises multiple times throughout the year. These exercises are conducted by internal team members and in some instances with assistance from third-party experts. The Company’s cybersecurity program also includes regular cybersecurity trainings for staff. We actively evaluate the training effectiveness and adjust the trainings based on the evaluations.
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
Third Party Service Provider Risk Management
Vendor risk assessment is part of the Company’s cybersecurity program, which facilitates management of third-party service providers’ IT-related risks. Third-party service providers that have access to the Company’s network, data and information are subject to a cybersecurity due diligence process and the corresponding security contractual and control requirements based on the nature of the engagement. The vendor risk assessment process is reviewed at least annually.
Risks from Material Cybersecurity Threats
Cybersecurity risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows. Refer to Part I, Item 1A, "Risk Factors," for more information on Sealed Air's risks relating to our technologies, systems, and networks.
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
Our Chief Information Officer ("CIO") and CISO provide cybersecurity updates to the Audit Committee three times each year and the Board at least annually. These updates cover various topics, including information relating to cybersecurity strategy, program management, and performance trends. In addition to this regular reporting, significant cybersecurity risks or threats may also be escalated on as needed basis to the Audit Committee and the Board of Directors.
The Company’s management team is responsible for the day-to-day assessment and management of cybersecurity risks. As mentioned above, a dedicated CISO leads the information security team and is responsible for the Company’s cybersecurity risk management and strategy. The CISO has a master's degree in cybersecurity from the University of Maryland Global Campus, a degree in computer science from Presbyterian College and more than 15 years of experience in technology, information security and risk management with companies in various sectors. The CISO reports to the CIO, who is responsible for global IT strategy and IT operations across the enterprise. The CIO has a degree in computer science and mathematics from Wofford College and has over 30 years of experience in the IT industry, spanning various roles and sectors.
As part of its overall Enterprise Risk Management ("ERM") program, the Company identifies and assesses cybersecurity risks on an annual basis. These assessments are integrated into the Company’s cybersecurity program to ensure alignment with broader risk management objectives. The ERM program includes identification, assessment and management of risks, including cybersecurity risks. Business process owners incorporate risk management philosophy, exposures, mitigating activities, and key indicators to develop strategies and actions. The ERM Steering Committee, comprised of senior level executives, is responsible for assessing cybersecurity risks, providing direction and oversight for risk mitigation actions, and assisting the Board of Directors in overseeing the Company’s cybersecurity risks.

Item 2. Properties
We manufacture products in 102 facilities, with 15 of those facilities serving both of our reportable segments. The following table shows our manufacturing facilities by geographic region and our business segment reporting structure:

Properties by Geographic Region	Number of Manufacturing Facilities	Food Manufacturing Facilities	Protective Manufacturing Facilities
Americas	45	18	31
Europe, Middle East and Africa ("EMEA")	28	15	19
Asia, Australia and New Zealand ("APAC")	29	11	23
Total	102	44	73
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

Item 3. Legal Proceedings
The information set forth in Note 21, “Commitments and Contingencies,” of Part II, Item 8, “Financial Statements and Supplemental Data,” under the captions "Litigation and Claims" and “Environmental Matters” is incorporated herein by reference.
Various other claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., contracts, intellectual property and competitive claims), environmental matters (including claims related to the alleged use of PFAS in our products or manufacturing processes), product liability matters and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. While we (and our subsidiaries) maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a significant portion of these claims, this insurance may be insufficient or unavailable (e.g., in the case of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. To the best of our knowledge, after consulting with counsel, the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.

Item 4. Mine Safety Disclosures
Not applicable.

Information About Our Executive Officers
The information appearing in the table below sets forth the current position or positions held by each of our executive officers, the officer’s age as of January 31, 2025, the year in which the officer was first elected to the position currently held with us and the year in which such person was first elected an officer. All of our officers serve at the pleasure of the Board of Directors.
There are no family relationships among any of our executive officers or directors.

Name and Current Position	Age as of January 31, 2025	First Elected to Current Position	First Elected an Executive Officer
Dustin J. Semach President and Chief Executive Officer	43	2025	2023
Emile Z. Chammas Senior Vice President and Chief Operating Officer	56	2022	2010
Steven E. Flannery President, Food	47	2024	2024
Byron J. Racki President, Protective	47	2024	2024
Belinda Hyde Chief People Officer	54	2024	2024
Veronika Johnson Interim Chief Financial Officer, Chief Accounting Officer and Controller	42	2025	2023
Mr. Semach was named President and Chief Executive Officer in February 2025. Mr. Semach previously served as President and Chief Financial Officer from July 2024 to February 2025, Interim Co-President and Co-Chief Executive Officer, and Chief Financial Officer from October 2023 to June 2024. Mr. Semach initially joined the Company as Chief Financial Officer-Designate in April 2023, and became Chief Financial Officer in May 2023. Prior to joining the Company, Mr. Semach served as Chief Financial Officer of TTEC Holdings, Inc., a global customer experience technology and services provider (“TTEC”), from November 2021 to April 2023, after joining TTEC, in December 2020 as part of its planned Chief Financial Officer succession. Prior to joining TTEC, Mr. Semach served as Chief Financial Officer at Rackspace Technology, Inc., a global cloud services provider, from July 2019 to November 2020, and prior to that he held various key leadership roles at DXC Technology Company, an information technology services company, from January 2013 to July 2019.
Mr. Chammas was named Senior Vice President and Chief Operating Officer in 2022. Mr. Chammas served as Interim Co-President and Co-Chief Executive Officer, and Chief Operating Officer from October 2023 to June 2024 prior to returning to his current position as Senior Vice President and Chief Operating Officer. Mr. Chammas leads the global procurement and manufacturing organizations. Mr. Chammas joined the Company in 2010 and had served as Senior Vice President, Chief Transformation and Manufacturing/Supply Chain Officer since 2019. From 2010 to 2019, Mr. Chammas served as Senior Vice President and Chief Supply Chain Officer. Prior to joining the Company, Mr. Chammas was Vice President, Worldwide Supply Chain, for the Wm. Wrigley Jr. Company, a confectionery company, from 2008 through 2010, and served in management positions of increasing responsibility in supply chain, operations and procurement with the Wm. Wrigley Jr. Company from 2002 through 2008.
Mr. Flannery joined Sealed Air as President of Food in 2024. Prior to joining the Company, Mr. Flannery held various management positions with Avery Dennison from 1999 to 2024 including most recently Senior Vice President and General Manager, Europe from 2023 to 2024, Vice President and General Manager, Industrial and Healthcare Materials Group from 2022 to 2023 and Vice President and General Manager at Performance Tapes North America and Fastener Solutions worldwide from 2017 to 2022.
Mr. Racki joined Sealed Air as President of Protective in 2024. Prior to joining the Company, Mr. Racki was General Manager of Food and Specialty North America with Trivium Packaging in 2024. Mr. Racki served for Pactiv Evergreen Inc. as Chief Growth Officer in 2023 and President, Beverage Merchandising from 2021 to 2023. Prior to this role, Mr. Racki held various management roles with Neenah from 2006 to 2021, including Executive Vice President and Segment President of Technical Products from 2020 to 2021 and Senior Vice President and Segment President of Fine Paper and Packaging from 2018 to 2020.

Ms. Hyde joined Sealed Air as Chief People Officer in 2024. Prior to joining the Company, Ms. Hyde served as Senior Vice President and Chief Human Resources Officer for Waters Corporation from 2021 to 2024 and Chief Human Resources Officer for SPX Flow from 2015 to 2020.
Ms. Johnson was named Interim Chief Financial Officer, Chief Accounting Officer and Controller in February 2025. Ms. Johnson previously served as Chief Accounting Officer and Controller from 2023 to 2025. She served as the Company’s Vice President, Global Business Services, responsible for record-to-report, order-to-cash and procure-to-pay transaction processing across the globe from 2018 to 2023. Prior to that, she served in various accounting leadership positions since joining the Company in 2015. Prior to joining the Company, Ms. Johnson spent over eight years in public accounting in roles of increasing responsibility. Ms. Johnson is a Certified Public Accountant.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock is listed on the New York Stock Exchange with the trading symbol SEE. As of February 18, 2025, there were approximately 2,524 holders of record of our common stock.
Common Stock Performance Comparisons
The following graph shows, for the five years ended December 31, 2024, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2019 in our common stock. The graph compares this return (“SEE”) with that of comparable investments assumed to have been made on the same date in: (a) the Standard & Poor’s 500 Stock Index (“Composite S&P 500”) and (b) a market capitalization-weighted self-constructed peer group (“Peer Group”).
The Peer Group includes Sealed Air and the following companies: AptarGroup, Inc.; Ashland Global Holdings Inc.; Avery Dennison Corporation; Avient Corporation; Axalta Coating Systems Ltd.; Ball Corporation; Berry Global Group, Inc.; Crown Holdings, Inc.; Dover Corporation; Fortive Corporation; Graphic Packaging Holding Company; Grief, Inc.; Minerals Technologies, Inc.; O-I Glass, Inc.; Packaging Corporation of America; Reynolds Consumer Products Inc.; Silgan Holdings Inc.; and Sonoco Products Company. Compared to the 2023 Peer Group, we removed Celanese Corporation and added Mineral Technologies, Inc., Greif, Inc , O-I Glass, Inc. and Reynolds Consumer Products Inc. to better align the peer group with Sealed Air's revenue and market capitalization profile. The Peer Group is consistent with the peer companies used by the P&C Committee in connection with certain aspects of our executive compensation programs. The P&C Committee selected Peer Group companies primarily in the materials sector that are comparable to Sealed Air based on sales, number of employees, and market capitalization.
Total return for each assumed investment assumes the reinvestment of all dividends on December 31 of the year in which the dividends were paid.

5 Year Compound Annual Growth Rate
SEE: -1.5%
Composite S&P 500: 14.4%
Peer Group: 5.0%

250.00
200.00
150.00
100.00
50.00
0.00
2019
2020
2021
2022
2023
2024
SEE
Composite S&P 500
Peer Group

Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended December 31, 2024, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of September 30, 2024				$536,509,713
October 1, 2024 through October 31, 2024	—	$—	—	536,509,713
November 1, 2024 through November 30, 2024	—	$—	—	536,509,713
December 1, 2024 through December 31, 2024	—	$—	—	536,509,713
Total	—		—	$536,509,713

(1)On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This program has no expiration and replaced the previous authorization. It does not obligate us to repurchase any specified amount of shares and remains subject to the discretion of the Board of Directors. As of December 31, 2024, there was $537 million remaining under the currently authorized repurchase program. From time to time we acquire shares by means of open-market transactions, including through plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and privately negotiated transactions, including accelerated share repurchase programs, or other methods, pursuant to our publicly announced program described above, subject to market or other conditions, covenants in our senior secured credit facility and applicable regulatory requirements.

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
Business Overview and Reportable Segments
Sealed Air Corporation (“Sealed Air”, or the “Company”, also referred to as “we”, “us”, or “our”) is a leading global provider of packaging solutions that integrate sustainable, high-performance materials, automation, equipment and services. Sealed Air designs, manufactures and delivers packaging solutions that preserve food, protect goods and automate packaging processes. We deliver our packaging solutions to an array of end markets including fresh proteins, foods, fluids and liquids, medical and life science, e-commerce retail, logistics and omnichannel fulfillment operations, and industrials. Our portfolio of solutions includes leading brands such as CRYOVAC® brand food packaging, LIQUIBOX® brand liquids systems, SEALED AIR® brand protective packaging, AUTOBAG® brand automated packaging systems, and BUBBLE WRAP® brand packaging.
The Company’s Food and Protective segments are considered reportable segments under FASB ASC Topic 280. Our reportable segments are aligned with similar groups of products and customers. Corporate includes certain costs that are not allocated to the reportable segments. See Note 6, “Segments,” for additional information.
We employ sales, marketing and customer service personnel throughout the world who sell and market our products and services. Food solutions are largely sold directly to end customers, while Protective solutions are sold through a strategic network of distributors and directly to end customers. Approximately 45% of Food's sales are subject to formula based pricing, predominantly within North America and APAC, which lags raw material cost movement by approximately six months, on average. We generally do not impose annual minimum purchase volume requirements on our distributors. Product returns from our distributors in 2024 were not material. In 2024, 2023 or 2022, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales.
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
The timing and seasonality of our results of operations may be difficult to predict if significant one-time transactions, events or non-recurring charges were to impact our business. Additionally, changes in consumer behavior have in the past impacted the timing and seasonality of results of operations.
Our balanced capital allocation strategy is designed to maximize value for our shareholders with the goal to deliver above-market profitable organic growth, attractive returns on invested capital and return capital to shareholders in the form of dividends. We enable our growth strategy by investing, scaling, and shaping our portfolio of solutions through capital expenditures, research and development spend and acquisitions. We continue to be focused on strengthening our balance sheet through the repayment of debt.
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Our senior secured credit facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio of debt to EBITDA. We expect continued compliance with our debt covenants including the covenant leverage ratio over the next 12 months. See Note 15, “Debt and Credit Facilities” for further details.
Executive Summary for 2024

Net sales for 2024 was $5.4 billion compared to $5.5 billion in the prior year. The lower sales in 2024 was driven primarily by lower volume and price in our Protective segment due to continued weakness in our industrial and fulfillment portfolios, partially offset by higher volumes in Food driven by competitive share gains and strength in end-market demand. Unfavorable foreign currency translation contributed to the decline in year over year sales.
Net earnings from continuing operations for 2024 was $270 million compared to $339 million in the prior year. The decline is primarily a result of lower sales in the Protective segment, higher restructuring and other associated costs associated with the CTO2Grow Program and higher tax expense driven by the write-off of a deferred tax asset associated with a legal entity restructuring.
Cash flow from operations for 2024 was $728 million compared to $516 million in the prior year. The increase in cash flow generated by operations was largely the result of $195 million in payments and deposits made in 2023 to resolve certain prior years' tax matters coupled with a $54 million refund received in 2024 associated with the same tax matters.
We maintained our capital allocation discipline through a focus on deleveraging the balance sheet. We remain committed to paying down debt and as a result our total debt declined by $286 million during 2024.
We accelerated our CTO2Grow Program during 2024 to partially offset volume weakness as we continue to right-size each business. The actions taken generated incremental cost benefits of approximately $89 million during 2024. See Note 13, “Restructuring Activities,” for additional details regarding the Company’s restructuring programs.
During the year, we reorganized our Company from a regional operating model into our two businesses: Food and Protective. Each business is distinct, with unique end markets, customer base, innovation needs, and manufacturing assets. The reorganization into the Food and Protective businesses was a critical foundational step to enhance our customers’ experience and maximize shareholder value.
Current Trends and Forward Looking Expectations
In 2025, we expect market momentum in Food to continue early in the year, coupled with an inflection point in Protective during the second half of the year. As a result, we expect net sales in 2025 to be relatively consistent with 2024, after excluding the impact of foreign currency, which we expect to be a headwind in 2025.
For Food, we expect a slight increase in sales volume during 2025 compared to 2024. For Protective, we continue to expect a slow market recovery with a minor decline in sales for full year 2025, with volumes expected to recover in the second half of the year. The pricing pressures are expected to persist in Protective during 2025 as the competitive landscape has intensified in a lower volume environment.
We expect savings from the CTO2Grow Program as well as incremental productivity benefits to more than offset unfavorable net price realization and higher operating costs expected during 2025. We expect the benefits and savings associated with the CTO2Grow Program to drive operational efficiencies and benefits in 2025 and beyond.
Non-GAAP Information
We present financial information that conforms to GAAP. We also present financial information that does not conform to GAAP, as our management believes it is useful to investors. In addition, non-GAAP financial measures are used by management to review and analyze our operating performance and, along with other data, as internal measures for setting annual budgets and forecasts, assessing financial performance, providing guidance and comparing our financial performance with our peers. Non-GAAP financial measures also provide management with additional means to understand and evaluate the core operating results and trends in our ongoing business by eliminating certain expenses and/or gains (which may not occur in each period presented) and other items that management believes might otherwise make comparisons of our ongoing business with prior periods and peers more difficult, obscure trends in ongoing operations or reduce management’s ability to make useful forecasts. Non-GAAP information does not purport to represent any similarly titled GAAP information and is not an indicator of our performance under GAAP. Investors are cautioned against placing undue reliance on these non-GAAP financial measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable GAAP financial measure to arrive at these non-GAAP financial measures, described below.
The non-GAAP financial metrics exclude certain specified items (“Special Items”), including restructuring charges and restructuring associated costs, amortization of intangible assets and inventory step-up expense related to the acquisition of Liquibox, adjustments in the valuation of our "SEE Ventures" portfolio (which may include debt or equity investments), and other charges related to acquisitions and divestitures, gains and losses related to acquisitions and divestitures, special tax items or tax benefits (collectively, “Tax Special Items”) and certain other items. We evaluate unusual or special items on an individual basis. Our evaluation of whether to exclude an unusual or special item for purposes of determining our non-GAAP financial measures considers both the quantitative and qualitative aspects of the item, including among other things (i) its nature, (ii) whether or not it relates to our ongoing business operations, and (iii) whether or not we expect it to occur as part of our normal business on a regular basis. As of 2023, the Company is now including, within its definition of Special Items, amortization expenses of intangibles from the Liquibox acquisition and future significant acquisitions. The change was prospective and did not impact previously presented results. This change was made to better align the Company's definitions of Special Items with those of its peers, to better reflect the Company's operating performance, and to increase the usefulness of such measures for our stakeholders.
When we present non-GAAP forward-looking guidance, we do not also provide guidance for the most directly comparable U.S. GAAP financial measures, as they are not available without unreasonable effort due to the high variability, complexity, and low visibility with respect to certain Special Items, including gains and losses on the disposition of businesses, the ultimate outcome of certain legal or tax proceedings, foreign currency gains or losses resulting from the volatile currency market in Argentina, and other unusual gains and losses. These items are uncertain, depend on various factors, and could be material to our results computed in accordance with GAAP.
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
The following table shows a reconciliation of GAAP Net earnings from continuing operations to non-GAAP Consolidated Adjusted EBITDA from continuing operations:

	Year Ended December 31,
(In millions)	2024	2023	2022
Net earnings from continuing operations	$269.5	$339.3	$491.3
Interest expense, net	247.6	263.0	162.3
Income tax provision	188.9	90.4	238.0
Depreciation and amortization, net of adjustments(1)	243.7	239.6	236.8
Special Items:
Liquibox intangible amortization	30.3	27.9	—
Liquibox inventory step-up amortization	—	10.2	—
Restructuring charges	57.8	15.6	12.1
Other restructuring associated costs	30.3	34.5	9.3
Foreign currency exchange loss due to highly inflationary economies	9.9	23.1	8.8
Loss on debt redemption and refinancing activities	6.8	13.2	11.2
Impairment loss on equity investments, net	—	—	30.6
Impairment of debt investment	8.5	—	—
Contract terminations	(0.1)	14.6	—
Charges related to acquisition and divestiture activity	4.2	28.3	3.1
CEO severance	—	6.1	—
Other Special Items	13.2	0.8	6.7
Pre-tax impact of Special Items	160.9	174.3	81.8
Non-GAAP Consolidated Adjusted EBITDA from continuing operations	$1,110.6	$1,106.6	$1,210.2

(1)Net of Liquibox intangible amortization of $30 million and $28 million for the years ended December 31, 2024 and 2023, respectively, which is included under Special Items.

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

	Year Ended December 31,
	2024		2023		2022
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
GAAP Net earnings and diluted EPS from continuing operations	$269.5	$1.84	$339.3	$2.34	$491.3	$3.33
Special Items(1)	189.4	1.30	122.0	0.84	113.7	0.77
Non-GAAP Adjusted net earnings and adjusted diluted EPS from continuing operations	$458.9	$3.14	$461.3	$3.18	$605.0	$4.10
Weighted average number of common shares outstanding – Diluted		146.0		144.9		147.4

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
The following table shows our calculation of the non-GAAP Adjusted income tax rate:

	Year Ended December 31,
(In millions)	2024	2023	2022
GAAP Earnings before income tax provision from continuing operations	$458.4	$429.7	$729.3
Pre-tax impact of Special Items	160.9	174.3	81.8
Non-GAAP Adjusted Earnings before income tax provision from continuing operations	$619.3	$604.0	$811.1

GAAP Income tax provision from continuing operations	$188.9	$90.4	$238.0
Tax Special Items(1)	(64.7)	20.0	(49.4)
Tax impact of Special Items(2)	36.2	32.3	17.5
Non-GAAP Adjusted Income tax provision from continuing operations	$160.4	$142.7	$206.1

GAAP Effective income tax rate	41.2%	21.0%	32.6%
Non-GAAP Adjusted income tax rate	25.9%	23.6%	25.4%

(1)For the year ended December 31, 2024, Tax Special Items reflect the write-off of a deferred tax asset associated with a legal entity restructuring of $46 million and accruals for uncertain tax positions. For the year ended December 31, 2023, Tax Special Items reflect adjustments related to the settlement of the IRS audit partially offset by accruals for uncertain tax positions. For the year ended December 31, 2022, Tax Special Items primarily reflect accruals for uncertain tax positions.
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
Refer to these specific tables presented later in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for reconciliations of these non-GAAP financial measures to their most directly comparable GAAP measures.
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
Refer to the specific table presented later in our Management’s Discussion and Analysis of Financial Condition and Results of Operations under Analysis of Historical Cash Flow for reconciliation of this non-GAAP financial measure to its most directly comparable GAAP measure.

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
Refer to the specific table presented later in our Management’s Discussion and Analysis of Financial Condition and Results of Operations under Outstanding Indebtedness for reconciliation of this non-GAAP financial measure to its most directly comparable GAAP measure.
Highlights of Financial Performance
Below are the highlights of our financial performance for the three years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,			% Change
(In millions, except per share amounts)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net sales	$5,392.6	$5,488.9	$5,641.9	(1.8)%	(2.7)%
Gross profit	$1,625.1	$1,641.3	$1,772.9	(1.0)%	(7.4)%
As a % of net sales	30.1%	29.9%	31.4%
Operating profit	$735.9	$754.6	$944.8	(2.5)%	(20.1)%
As a % of net sales	13.6%	13.7%	16.7%
Net earnings from continuing operations	$269.5	$339.3	$491.3	(20.6)%	(30.9)%
(Loss) Gain on sale of discontinued operations, net of tax	(4.8)	2.3	0.3	#	#
Net earnings	$264.7	$341.6	$491.6	(22.5)%	(30.5)%
Basic:
Continuing operations	$1.85	$2.35	$3.37	(21.3)%	(30.3)%
Discontinued operations	(0.03)	0.02	—	#	#
Net earnings per common share - basic	$1.82	$2.37	$3.37	(23.2)%	(29.7)%
Diluted:
Continuing operations	$1.84	$2.34	$3.33	(21.4)%	(29.7)%
Discontinued operations	(0.03)	0.02	—	#	#
Net earnings per common share - diluted	$1.81	$2.36	$3.33	(23.3)%	(29.1)%
Weighted average number of common shares outstanding:
Basic	145.5	144.4	145.9
Diluted	146.0	144.9	147.4
Non-GAAP Consolidated Adjusted EBITDA from continuing operations(1)	$1,110.6	$1,106.6	$1,210.2	0.4%	(8.6)%
Non-GAAP Adjusted EPS from continuing operations(2)	$3.14	$3.18	$4.10	(1.3)%	(22.4)%

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
The following table presents the approximate favorable or (unfavorable) impact that foreign currency translation had on certain components of our consolidated financial results:

(In millions)	2024 vs. 2023	2023 vs. 2022
Net sales	$(35.7)	$(100.1)
Cost of sales	26.0	86.6
Gross profit	(9.7)	(13.5)
Selling, general and administrative expenses	3.1	4.5
Non-GAAP Adjusted EBITDA	9.2	11.1
Net Sales by Geographic Region
The following tables present the components of the change in net sales by geographic region for the year ended December 31, 2024 compared with 2023 and for the year ended December 31, 2023 compared with 2022.

(In millions)	Americas		EMEA		APAC		Total
2023 Net Sales	$3,578.3	65.2%	$1,149.3	20.9%	$761.3	13.9%	$5,488.9	100.0%

Price	(76.1)	(2.1)%	(36.4)	(3.2)%	(6.3)	(0.8)%	(118.8)	(2.1)%
Volume(1)	27.8	0.8%	(9.1)	(0.8)%	16.0	2.1%	34.7	0.6%
Total organic change (non-GAAP)	(48.3)	(1.3)%	(45.5)	(4.0)%	9.7	1.3%	(84.1)	(1.5)%
Acquisition	17.2	0.4%	4.0	0.4%	2.3	0.3%	23.5	0.4%
Total constant dollar change (non- GAAP)	(31.1)	(0.9)%	(41.5)	(3.6)%	12.0	1.6%	(60.6)	(1.1)%
Foreign currency translation	(21.1)	(0.6)%	0.1	—%	(14.7)	(2.0)%	(35.7)	(0.7)%
Total change (GAAP)	(52.2)	(1.5)%	(41.4)	(3.6)%	(2.7)	(0.4)%	(96.3)	(1.8)%

2024 Net Sales	$3,526.1	65.4%	$1,107.9	20.5%	$758.6	14.1%	$5,392.6	100.0%

(In millions)	Americas		EMEA		APAC		Total
2022 Net Sales	$3,718.5	65.9%	$1,160.0	20.6%	$763.4	13.5%	$5,641.9	100.0%

Price	(16.1)	(0.4)%	43.0	3.7%	21.0	2.7%	47.9	0.8%
Volume(1)	(257.9)	(7.0)%	(103.3)	(8.9)%	(24.6)	(3.2)%	(385.8)	(6.8)%
Total organic change (non-GAAP)	(274.0)	(7.4)%	(60.3)	(5.2)%	(3.6)	(0.5)%	(337.9)	(6.0)%
Acquisition	204.8	5.5%	50.5	4.4%	29.7	3.9%	285.0	5.1%
Total constant dollar change (non-GAAP)	(69.2)	(1.9)%	(9.8)	(0.8)%	26.1	3.4%	(52.9)	(0.9)%
Foreign currency translation	(71.0)	(1.9)%	(0.9)	(0.1)%	(28.2)	(3.7)%	(100.1)	(1.8)%
Total change (GAAP)	(140.2)	(3.8)%	(10.7)	(0.9)%	(2.1)	(0.3)%	(153.0)	(2.7)%

2023 Net Sales	$3,578.3	65.2%	$1,149.3	20.9%	$761.3	13.9%	$5,488.9	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.

Net Sales by Segment
The following tables present the components of change in net sales by reportable segment for the year ended December 31, 2024 compared with 2023 and for the year ended December 31, 2023 compared with 2022.

(In millions)	Food		Protective		Total Company
2023 Net Sales	$3,519.7	64.1%	$1,969.2	35.9%	$5,488.9	100.0%

Price	(69.5)	(2.0)%	(49.3)	(2.5)%	(118.8)	(2.1)%
Volume(1)	136.5	3.9%	(101.8)	(5.2)%	34.7	0.6%
Total organic change (non-GAAP)	67.0	1.9%	(151.1)	(7.7)%	(84.1)	(1.5)%
Acquisition	23.5	0.7%	—	—%	23.5	0.4%
Total constant dollar change (non-GAAP)	90.5	2.6%	(151.1)	(7.7)%	(60.6)	(1.1)%
Foreign currency translation	(27.6)	(0.8)%	(8.1)	(0.4)%	(35.7)	(0.7)%
Total change (GAAP)	62.9	1.8%	(159.2)	(8.1)%	(96.3)	(1.8)%

2024 Net Sales	$3,582.6	66.4%	$1,810.0	33.6%	$5,392.6	100.0%

(In millions)	Food		Protective		Total Company
2022 Net Sales	$3,317.2	58.8%	$2,324.7	41.2%	5,641.9	100.0%

Price	70.2	2.1%	(22.3)	(1.0)%	$47.9	0.8%
Volume(1)	(58.8)	(1.8)%	(327.0)	(14.0)%	(385.8)	(6.8)%
Total organic change (non-GAAP)	11.4	0.3%	(349.3)	(15.0)%	(337.9)	(6.0)%
Acquisition	285.0	8.6%	—	—%	285.0	5.1%
Total constant dollar change (non-GAAP)	296.4	8.9%	(349.3)	(15.0)%	(52.9)	(0.9)%
Foreign currency translation	(93.9)	(2.8)%	(6.2)	(0.3)%	(100.1)	(1.8)%
Total change (GAAP)	202.5	6.1%	(355.5)	(15.3)%	(153.0)	(2.7)%

2023 Net Sales	$3,519.7	64.1%	$1,969.2	35.9%	$5,488.9	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
The following net sales discussion is on a reported and constant dollar basis.
Food
2024 compared with 2023
As reported, net sales increased $63 million, or 2%, in 2024 compared with 2023. Foreign currency had a negative impact of $28 million. On a constant dollar basis, net sales increased $91 million, or 3%, in 2024 compared with 2023 primarily due to the following:
•higher volumes of $137 million, with increases in all regions due to strength in end-market demand and competitive share gains; and
•$23 million related to the Liquibox acquisition from the additional month of contributions in 2024.
These increases were partially offset by:
•unfavorable price of $70 million, with decreases in all regions, primarily in the Americas and EMEA regions, driven by raw material cost deflation.

2023 compared with 2022
As reported, net sales increased $203 million, or 6%, in 2023 compared with 2022. Foreign currency had a negative impact of $94 million. On a constant dollar basis, net sales increased $296 million, or 9%, in 2023 compared with 2022 primarily due to the following:
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
Protective
2024 compared with 2023
As reported, net sales decreased $159 million, or 8%, in 2024 compared with 2023. Foreign currency had a negative impact of $8 million. On a constant dollar basis, net sales decreased $151 million, or 8%, in 2024 compared with 2023 primarily due to the following:
•lower volumes of $102 million, with decreases in all regions, primarily in the Americas and EMEA regions, resulting from continued weakness in our industrial and fulfillment portfolios; and
•unfavorable price of $49 million with decreases in all regions, primarily in the Americas and EMEA regions, driven by raw material cost deflation and pricing pressure.
2023 compared with 2022
As reported, net sales decreased $356 million, or 15%, in 2023 compared with 2022. Foreign currency had a negative impact of $6 million. On a constant dollar basis, net sales decreased $349 million, or 15%, in 2023 compared with 2022 primarily due to the following:
•lower volumes of $327 million, across all regions, primarily due to continued market pressures and destocking in the industrial and fulfillment sectors; and
•unfavorable pricing of $22 million.
Cost of Sales
Cost of sales for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,			% Change
(In millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net sales	$5,392.6	$5,488.9	$5,641.9	(1.8)%	(2.7)%
Cost of sales	3,767.5	3,847.6	3,869.0	(2.1)%	(0.6)%
As a % of net sales	69.9%	70.1%	68.6%

2024 compared with 2023
As reported, cost of sales decreased by $80 million, or 2.1%, in 2024 as compared to 2023. Cost of sales was impacted by favorable foreign currency translation of $26 million. As a percentage of net sales, cost of sales decreased by 20 basis points, from 70.1% in 2023 to 69.9% in 2024, primarily driven by raw material cost deflation.

2023 compared with 2022
As reported, cost of sales decreased by $21 million, or 0.6%, in 2023 as compared to 2022. Cost of sales was impacted by favorable foreign currency translation of $87 million. As a percentage of net sales, cost of sales increased by 150 basis points, from 68.6% in 2022 to 70.1% in 2023, primarily driven by cost under-absorption and inefficiency from lower sales volume.
Gross Profit
The Company evaluates performance of the reportable segments based on the results of each segment. The performance metric most closely aligned with our consolidated financial statements used by the Company's chief operating decision maker to evaluate performance of our reportable segments is Gross Profit.
The table below sets forth the Segment Gross Profit for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,			% Change
(In millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Food	$1,091.9	$1,034.7	$1,024.3	5.5%	1.0%
Protective	533.8	607.1	748.9	(12.1)%	(18.9)%
Other	(0.6)	(0.5)	(0.3)	(20.0)%	(66.7)%
Consolidated Gross Profit	$1,625.1	$1,641.3	$1,772.9	(1.0)%	(7.4)%
Food
2024 compared with 2023
Segment Gross Profit increased $57 million in 2024 as compared to 2023. Segment Gross Profit was impacted by unfavorable foreign currency translation of $8 million. On a constant dollar basis, Segment Gross Profit increased $65 million, or 6%, in 2024 as compared to 2023 due to higher sales volumes and favorable productivity benefits.
2023 compared with 2022
Segment Gross Profit increased $10 million in 2023 as compared to 2022. Segment Gross Profit was impacted by unfavorable foreign currency translation of $14 million. On a constant dollar basis, Segment Gross Profit increased $24 million, or 2%, in 2023 as compared to 2022 due to contributions from the Liquibox acquisition, partially offset by lower volume and higher operating costs.
Protective
2024 compared with 2023
Segment Gross Profit decreased $73 million in 2024 as compared to 2023. Segment Gross Profit was impacted by unfavorable foreign currency translation of $2 million. On a constant dollar basis, Segment Gross Profit decreased $71 million, or 12%, in 2024 as compared to 2023 primarily due to lower sales volume and unfavorable net price realization, partially offset by lower operating costs including productivity benefits.
2023 compared with 2022
Segment Gross Profit decreased $142 million in 2023 as compared to 2022. Segment Gross Profit was impacted by favorable foreign currency translation of less than $1 million. On a constant dollar basis, Segment Gross Profit decreased $142 million, or 19%, in 2023 as compared to 2022 primarily due to lower sales volume, partially offset by lower operating costs including productivity benefits.
Selling, General and Administrative Expenses

SG&A expenses for the years ended December 31, 2024, 2023 and 2022 are included in the table below.

	Year Ended December 31,			% Change
(In millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Selling, general and administrative expenses	$752.6	$759.1	$786.2	(0.9)%	(3.4)%
As a % of net sales	14.0%	13.8%	13.9%
2024 compared with 2023
As reported, SG&A expenses decreased $7 million in 2024 as compared to 2023. SG&A expenses were impacted by favorable foreign currency translation of $3 million. On a constant dollar basis, SG&A expenses decreased approximately $4 million, or 0.5%. The decrease in SG&A expenses was due to productivity benefits including the CTO2Grow Program and lower expenses related to the Liquibox acquisition, including transaction and integration expenses, partially offset by higher incentive compensation and CTO2Grow Program related expenses.
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
Amortization Expense of Intangible Assets
Amortization expense of intangible assets for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,			% Change
(In millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Amortization expense of intangible assets	$62.6	$62.7	$36.1	(0.2)%	73.7%
As a % of net sales	1.2%	1.1%	0.6%
The amortization expense of intangible assets in 2024 was essentially flat compared with 2023 primarily due to lower amortization of enterprise-wide capitalized software assets, offset by an additional month of amortization expense of Liquibox intangible assets in 2024.
The increase in amortization expense of intangible assets in 2023 compared with 2022 was primarily due to the amortization of Liquibox intangible assets, partially offset by lower amortization of enterprise-wide capitalized software assets.
CTO2Grow Program
See Note 13, “Restructuring Activities,” for additional details regarding the Company’s restructuring programs.
In August 2023, the Sealed Air Board of Directors approved the 3-year CTO2Grow Program. The CTO2Grow Program seeks to improve the efficiency and effectiveness of our solutions-focused go-to-market organization, optimize our portfolio, streamline our supply chain footprint and drive SG&A productivity. For the year ended December 31, 2024, the CTO2Grow Program generated incremental cost benefits of $89 million related to reductions in operating costs. We expect the CTO2Grow Program to achieve full annualized savings of $160 million by the end of 2025.
For the year ended December 31, 2024, the Company incurred cash expense including $58 million of restructuring charges related to headcount reductions and $30 million of other associated costs for the CTO2Grow Program. For the year ended December 31, 2024, the Company incurred non-cash expense of approximately $6 million primarily related to the impairment of property and equipment associated with the CTO2Grow Program.
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
Cash outlay for restructuring and restructuring related activities for the CTO2Grow Program was $58 million during the year ended December 31, 2024. We expect cash outlay for restructuring and restructuring associated costs for the CTO2Grow Program to be approximately $85 million during the year ending December 31, 2025.
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
Interest expense, net for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,			Change
(In millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Interest expense on our various debt instruments:
Term Loan A due August 2022	$—	$—	$1.4	$—	$(1.4)
Term Loan A due July 2023	—	—	0.2	—	(0.2)
Term Loan A due March 2027(1)	34.8	33.4	13.8	1.4	19.6
Term Loan A2 due March 2027(2)	36.9	44.7	—	(7.8)	44.7
Revolving credit facility due July 2023	—	—	0.3	—	(0.3)
Revolving credit facility due March 2027(1)	1.0	8.4	0.7	(7.4)	7.7
5.250% Senior Notes due April 2023(3)	—	—	6.9	—	(6.9)
4.500% Senior Notes due September 2023(4)	—	1.7	19.6	(1.7)	(17.9)
5.125% Senior Notes due December 2024(5)	—	20.0	22.5	(20.0)	(2.5)
5.500% Senior Notes due September 2025(6)	11.1	22.5	22.4	(11.4)	0.1
1.573% Senior Secured Notes due October 2026	10.5	10.5	10.5	—	—
4.000% Senior Notes due December 2027	17.6	17.6	17.5	—	0.1
6.125% Senior Notes due February 2028(4)	49.7	45.5	—	4.2	45.5
5.000% Senior Notes due April 2029(3)	21.8	21.8	15.2	—	6.6
7.250% Senior Notes due February 2031(5)	31.3	3.6	—	27.7	3.6
6.500% Senior Notes due July 2032(6)	13.4	—	—	13.4	—
6.875% Senior Notes due July 2033	31.2	31.2	31.2	—	—
Other interest expense(7)	41.3	29.7	16.2	11.6	13.5
Less: capitalized interest	(12.6)	(13.1)	(8.9)	0.5	(4.2)
Less: interest income	(40.4)	(14.5)	(7.2)	(25.9)	(7.3)
Total	$247.6	$263.0	$162.3	$(15.4)	$100.7

(1)On March 25, 2022, the Company and certain of its subsidiaries entered into the Fourth Amended and Restated Credit Agreement with Bank of America, N.A., as agent, and the other financial institutions party thereto, which extended the maturity of the Term Loan A facilities and revolving credit commitment to March 2027. See Note 15, “Debt and Credit Facilities,” for further details.
(2)On December 8, 2022, the Company and certain of its subsidiaries entered into an amendment to the Fourth Amended and Restated Credit Agreement whereby the Company's existing senior secured credit facility was amended and provided for a $650 million incremental term facility. On February 1, 2023, the Company used proceeds from the incremental term facility to finance the Liquibox acquisition. See Note 15, “Debt and Credit Facilities,” for further details.
(3)On April 19, 2022, the Company issued $425 million of 5.000% senior notes due April 2029. The proceeds were used to repurchase the Company's 5.250% senior notes due April 2023. See Note 15, “Debt and Credit Facilities,” for further details.
(4)On January 31, 2023, the Company issued $775 million of 6.125% senior notes due February 2028. The proceeds were used in part to finance the Liquibox acquisition and to repurchase the Company's 4.500% senior notes due September 2023. See Note 15, “Debt and Credit Facilities,” for further details.
(5)On November 20, 2023, the Company issued $425 million of 7.250% senior notes due February 2031. The proceeds were used to repurchase the Company's 5.125% senior notes due December 2024. See Note 15, “Debt and Credit Facilities,” for further details.
(6)On June 28, 2024, the Company issued $400 million of 6.500% senior notes due July 2032. The proceeds were used to repurchase the Company's 5.500% senior notes due September 2025. See Note 15, “Debt and Credit Facilities,” for further details.
(7)Other includes expense associated with borrowings under our U.S. and European accounts receivable securitization programs, accounts receivable factoring agreements, and borrowings under various lines of credit.
Other Expense, net
Impairment loss on debt and equity investments, net
During 2022 and 2023, Sealed Air made investments totaling approximately $9 million in another company's convertible debt. The investments were made for strategic purposes and as of December 31, 2024, Sealed Air maintains no other available-for-sale debt securities. Based on information available to Sealed Air and our current expectations of recoverability, we recorded a credit loss resulting in a $9 million impairment of the convertible debt investment during the fourth quarter of 2024.
For the year ended December 31, 2022, Sealed Air recorded a net loss of $31 million related to equity investments. The 2022 net loss on equity investments is comprised of a $32 million impairment loss, partially offset by a $1 million fair value gain. See Note 17, "Fair Value Measurements, Equity Investments and Other Financial Instruments," for further details.
Loss on debt redemption and refinancing activities
In 2024, Sealed Air issued $400 million of 6.500% senior notes due 2032. The proceeds were used to repurchase the Company’s outstanding 5.500% senior notes due 2025. We recognized a pre-tax loss of $7 million on the repurchase, primarily driven by the tender offer consideration beyond the principal amount of the notes tendered. See Note 15, "Debt and Credit Facilities," for further details.
In 2023, Sealed Air issued $425 million of 7.250% senior notes due 2031. The proceeds were used to repurchase the Company's 5.125% Senior Notes due 2024. We recognized an $8 million pre-tax loss on such repurchase, primarily driven by the tender offer consideration beyond the principal amount of the notes tendered. Also in 2023, the Company issued $775 million of 6.125% Senior Notes due 2028. The proceeds were used in part to finance the Liquibox acquisition and to repurchase the Company's 4.500% Senior Notes due 2023. We recognized a pre-tax loss of $5 million on such repurchase, primarily driven by the tender offer consideration beyond the principal amount of the notes tendered. See Note 15, "Debt and Credit Facilities," for further details.
In 2022, Sealed Air issued $425 million of 5.000% senior notes due 2029. The proceeds were used to repurchase the Company's 5.250% Senior Notes due 2023. We recognized a pre-tax loss of approximately $11 million on such repurchase, primarily driven by the tender offer consideration beyond the principal amount of the notes tendered. In addition, the Company entered into the Fourth Amended and Restated Credit Agreement during 2022 and, as a result, recognized a pre-tax loss of approximately $1 million. See Note 15, "Debt and Credit Facilities," for further details.
See Note 24, “Other Expense, net,” for the additional components of Other expense, net.
Income Taxes

The table below shows our effective income tax rate (“ETR”).

Year Ended	Effective Tax Rate
2024	41.2%
2023	21.0%
2022	32.6%

Our ETR for the year ended December 31, 2024 was 41.2% compared to the U.S. statutory rate of 21%. The Company's ETR was increased by a write-off of a deferred tax asset associated with a legal entity restructuring, state income tax expense, and foreign earnings subject to higher tax rates, and decreased by tax credits and the removal of a valuation allowance.
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
The IRS had proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion in settlement payments made in 2014 to resolve all current and future asbestos-related claims made against us and our affiliates in connection with a 1998 multi-step transaction (the “Cryovac transaction”) involving W.R. Grace & Co. (“Grace”) which brought the Cryovac packaging business and the former Sealed Air’s business under the common ownership of the Company, and the subsequent Grace bankruptcy, as well as certain related indemnification claims, and the resulting reduction of our U.S. federal tax liability by approximately $525 million. We reached a definitive agreement with the IRS Independent Office of Appeals to settle the matter during the fourth quarter of 2023. See Note 20, "Income Taxes," for further details.
We have established valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize our deferred tax assets depends in part upon our ability to carryback any losses created by the deduction of these temporary differences, the future income from existing temporary differences, and the ability to generate future taxable income within the respective jurisdictions during the periods in which these temporary differences reverse. If we are unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Conversely, if we have sufficient future taxable income in jurisdictions where we have valuation allowances, we may be able to reduce those valuation allowances. We reported a net decrease in our valuation allowance for the year ended December 31, 2024 of $22 million, primarily driven by decrease in foreign net operating losses. See Note 20, “Income Taxes,” for additional information.
We reported net expense for unrecognized tax benefits in the year ended December 31, 2024 of $12 million, primarily related to accrued interest expense on unresolved positions. Interest and penalties on tax assessments are included in income tax provision on the Consolidated Statements of Operations.
Net Earnings from Continuing Operations
Net earnings from continuing operations for the years ended December 31, 2024, 2023 and 2022 are included in the table below.

	Year Ended December 31,			% Change
(In millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net earnings from continuing operations	$269.5	$339.3	$491.3	(20.6)%	(30.9)%

For 2024, net earnings were unfavorably impacted by $189 million of Special Items after tax, primarily due to:
•restructuring and other restructuring associated costs of $88 million ($67 million, net of taxes);
•$65 million of Tax Special Items, primarily due to the write-off of a deferred tax asset associated with a legal entity restructuring of $46 million and increases for accruals for uncertain tax positions;

•Liquibox intangible amortization of $30 million ($23 million, net of taxes);
•foreign currency loss on highly inflationary economies of $10 million ($10 million, net of taxes);
•$9 million impairment of debt investment ($9 million, net of taxes);
•$7 million ($5 million, net of taxes) loss on debt redemption and refinancing activities; and
•charges related to acquisition and divestiture activity of $4 million ($3 million, net of taxes).
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
•loss on debt redemption and refinancing activities of $13 million ($10 million, net of taxes); and
•Liquibox inventory step-up expense of $10 million ($8 million, net of taxes).
These expenses were partially offset by:
•Tax Special Items income of $20 million reflecting adjustments related to the settlement of the IRS audit, partially offset by accruals for uncertain tax positions.
For 2022, net earnings were unfavorably impacted by $114 million of Special Items after tax. Special Items were primarily comprised of:
•Tax Special Items of $49 million related primarily to increases in uncertain tax positions;
•net loss on equity investments of $31 million ($23 million, net of taxes);
•restructuring and other restructuring associated costs of $21 million ($17 million, net of taxes); and
•loss on debt redemption and refinancing activities of $11 million ($8 million, net of taxes).
(Loss) Gain on Sale of Discontinued Operations, net of tax
(Loss) Gain on sale of discontinued operations, net of tax for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
(Loss) Gain on sale of discontinued operations, net of tax	$(4.8)	$2.3	$0.3
On March 25, 2017, we entered into a definitive agreement to sell our Diversey Care division and the food hygiene and cleaning business within our Food Care division (collectively, "Diversey") for gross proceeds of $3.2 billion. The transaction was completed on September 6, 2017. The sale of Diversey qualified as discontinued operations.
During 2024, we recorded a net loss of $5 million related to the reversal of a deferred tax asset associated with tax-related indemnifications. During 2023 and 2022, we recorded a net gain of $2 million and less than $1 million, respectively, on the sale of discontinued operations. These gains in 2023 and 2022 relate primarily to the expiration of statutes on Diversey tax-related indemnification liabilities.
Adjusted EBITDA by Segment
The Company evaluates performance of the reportable segments based on the results of each segment. One of the performance metrics used by the Company's chief operating decision maker to evaluate performance of our reportable segments is non-GAAP Segment Adjusted EBITDA. We allocate and disclose depreciation and amortization expense to our segments, although depreciation and amortization are not included in Segment Adjusted EBITDA. We also allocate and disclose restructuring and other charges and impairment of goodwill and other intangible assets by segment, although these items are not included in Segment Adjusted EBITDA since restructuring and other charges and impairment of goodwill and other intangible assets are categorized as Special Items. The accounting policies of the reportable segments and Corporate are the same as those applied to the Consolidated Financial Statements.
See “Non-GAAP Information” for a reconciliation of GAAP net earnings from continuing operations to non-GAAP Consolidated Adjusted EBITDA from continuing operations.
The table below sets forth the Segment Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,			% Change
(In millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Food	$807.7	$775.0	$755.1	4.2%	2.6%
Adjusted EBITDA Margin	22.5%	22.0%	22.8%
Protective	313.5	361.8	465.6	(13.3)%	(22.3)%
Adjusted EBITDA Margin	17.3%	18.4%	20.0%
Corporate	(10.6)	(30.2)	(10.5)	#	#
Non-GAAP Consolidated Adjusted EBITDA	$1,110.6	$1,106.6	$1,210.2	0.4%	(8.6)%
Adjusted EBITDA Margin	20.6%	20.2%	21.5%
#    Denotes where percentage change is not meaningful.
The following is a discussion of the factors that contributed to the change in Segment Adjusted EBITDA for the year ended December 31, 2024, compared to 2023, and the year ended December 31, 2023, compared to 2022.
Food
2024 compared with 2023
Segment Adjusted EBITDA increased $33 million in 2024 as compared to 2023. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $7 million. On a constant dollar basis, Segment Adjusted EBITDA increased $40 million, or 5%, in 2024 as compared to 2023 primarily due to the impact of higher volume and an additional month of contributions from the Liquibox acquisition. These increases were partially offset by higher operating costs, including higher incentive compensation expense partially offset by productivity benefits from the CTO2Grow Program and unfavorable net price realization.
2023 compared with 2022
Segment Adjusted EBITDA increased $20 million in 2023 as compared to 2022. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $10 million. On a constant dollar basis, Segment Adjusted EBITDA increased $30 million, or 4%, in 2023 as compared to 2022 primarily due to contributions from the Liquibox acquisition. These increases were partially offset by lower volume, unfavorable net price realization and higher operating costs driven by lower efficiencies from lower sales volume and higher tax on certain foreign currency transactions in Argentina partially offset by lower incentive compensation.
Protective
2024 compared with 2023
Segment Adjusted EBITDA decreased $48 million in 2024 as compared to 2023. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $1 million. On a constant dollar basis, Segment Adjusted EBITDA decreased $47 million, or 13%, in 2024 as compared to 2023 primarily due to the impact of lower volume and unfavorable net price realization. These decreases were partially offset by lower operating costs, driven by productivity benefits from the CTO2Grow Program.
2023 compared with 2022
Segment Adjusted EBITDA decreased $104 million in 2023 as compared to 2022. Segment Adjusted EBITDA was impacted by favorable foreign currency translation of less than $1 million. On a constant dollar basis, Segment Adjusted EBITDA decreased $104 million, or 22%, in 2023 as compared to 2022 primarily due to lower volume across all regions and most of the portfolio and unfavorable net price realization. These decreases were partially offset by lower operating costs including lower incentive compensation and the realization of cost saving initiatives.
Corporate
2024 compared with 2023
Corporate Adjusted EBITDA increased by $20 million on an as reported basis compared to 2023, primarily driven by foreign currency gains in 2024 compared to foreign currency losses in 2023.
2023 compared with 2022
Corporate Adjusted EBITDA decreased by $20 million on an as reported basis compared to 2022, primarily driven by foreign currency losses and higher pension expense.
Material Commitments and Contingencies
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
Sealed Air has other principal contractual obligations which include agreements to purchase an estimated amount of goods, including raw materials, or services, including energy, assumed in the normal course of business. These obligations are enforceable and legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions and the approximate timing of the purchase. We may purchase additional goods or services above the minimum requirements of these obligations and, as a result use additional cash. See Note 21, “Commitments and Contingencies,” for additional information.
Liability for Unrecognized Tax Benefits
At December 31, 2024, we had liabilities for unrecognized tax benefits and related interest of $289 million, of which $21 million is reflected in Other current liabilities on our Consolidated Balance Sheets for the amounts expected to settle in 2025. See Note 20, “Income Taxes,” for further discussion.
Off-Balance Sheet Arrangements
We have reviewed our off-balance sheet arrangements and have determined that none of those arrangements have a material current effect or is reasonably likely to have a material future effect on our Consolidated Financial Statements, liquidity, capital expenditures or capital resources.
Income Tax Payments
We expect tax payments on our operations to be approximately $195 million in 2025. Future payments are uncertain and dependent on a number of factors including the amount of future taxable income. The results of ongoing appeals or audits by various taxing authorities, including the IRS, could increase our tax payments.
Interest Payments
Estimated future interest payments on the Company’s senior notes and senior secured credit facility through fiscal 2033 are expected to be $1,049 million, including $228 million expected in 2025, based on interest rates at December 31, 2024.
Contributions to Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
We maintain defined benefit pension plans and other post-employment benefit plans for some of our U.S. and our non-U.S. employees. We currently expect our contributions to these plans to be approximately $8 million in 2025. Additionally, we expect benefits related to these plans paid directly by the Company to be approximately $8 million in 2025. Future contributions and benefits paid directly by the Company are uncertain and rely on a number of factors including performance of underlying assets, future cash out flows of the plans, actuarial assumptions and funding discussions with boards charged with governance for some of our international plans. Refer to Note 18, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” and Note 19, “Other Post-Employment Benefit Plans,” for additional information related to these plans.
Environmental Matters
We are subject to loss contingencies resulting from environmental laws and regulations (including claims with respect to the use of PFAS in our products and manufacturing operations), and we accrue for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals do not take into account any discounting for the time value of money and are not reduced by potential insurance recoveries, if any. We do not believe that it is reasonably possible that the liability in excess of the amounts that we have accrued for environmental matters will be material to our consolidated financial position and results of operations. We reassess environmental liabilities whenever circumstances become better defined or we can better estimate remediation efforts and their costs. We evaluate these liabilities periodically based on available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, we adjust the recorded accruals, as necessary. We believe that these exposures are not material to our consolidated financial condition and results of operations. We believe that we have adequately reserved for all probable and estimable environmental exposures.
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
Capital Expenditures
We expect payments for capital expenditures to be approximately $220 million in 2025.
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
As of December 31, 2024, we had cash and cash equivalents of $372 million, of which approximately $324 million, or 87%, was located outside of the U.S. We believe our U.S. cash balances and committed liquidity facilities are sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that, in the near term, cash located outside of the U.S. will be needed to satisfy our obligations, dividends and other demands for cash in the U.S. Of the cash balances located outside of the U.S., approximately $15 million are in the Company's subsidiaries in Russia and Ukraine. We have no other material cash balances deemed to be trapped as of December 31, 2024.
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

	December 31,
(In millions)	2024	2023
Cash and cash equivalents	$371.8	$346.1

See “Analysis of Historical Cash Flow” below.
Accounts Receivable Securitization Programs
At December 31, 2024, we had total availability of $133 million and total outstanding borrowings of $133 million under our U.S. and European accounts receivable securitization programs. At December 31, 2023, we had $135 million available to us and $133 million outstanding borrowings under the programs.
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
Gross amounts received under these programs for the year ended December 31, 2024 were $722 million, of which $187 million was received in the fourth quarter. Gross amounts received under these programs for the year ended December 31, 2023 were $750 million, of which $186 million was received in the fourth quarter. If these programs had not been in effect for the year ended December 31, 2024, we would have been required to collect the invoice amounts directly from the relevant customers in accordance with the agreed payment terms. Approximately $168 million in incremental trade receivables would have been outstanding at December 31, 2024 if collection on such invoice amounts were made directly from our customers on the invoice due date and not through our customers' supply chain financing arrangements or our factoring program.
The decrease in gross amounts factored under these programs from 2023 to 2024 primarily relates to decreased use of our trade receivable factoring program as well as lower utilization of certain customers' supply chain financing arrangements during 2024.
Lines of Credit
At December 31, 2024 and 2023, we had a $1 billion revolving credit facility program, with $1 billion available at December 31, 2024 and 2023, as part of our senior secured credit facility. We had no outstanding borrowings under the facility at December 31, 2024 and 2023. At December 31, 2024 and 2023, we had $8 million outstanding under various lines of credit extended to our subsidiaries. See Note 15, “Debt and Credit Facilities,” for further details.
SOFR
On March 25, 2022, the Company and certain of its subsidiaries entered into a fourth amended and restated syndicated facility agreement whereby its existing senior secured credit facility was amended and restated (the “Fourth Amended and Restated Credit Agreement”) which converted the facilities rate from a LIBOR-based rate to a SOFR-based rate. See Note 15, “Debt and Credit Facilities,” for further details.
Covenants
At December 31, 2024, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” within Note 15, “Debt and Credit Facilities,” which require us, among other things, to maintain a maximum leverage ratio of debt to EBITDA of 4.50 to 1.00. At December 31, 2024, as calculated under the covenant, our leverage ratio was 3.37 to 1.00. We expect to be in continued compliance with our debt covenants, including the covenant leverage ratio, over the next 12 months.

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
As of December 31, 2024 and 2023, our accounts payable balances included $161 million and $153 million, respectively, related to invoices from suppliers participating in the program. The cumulative amounts settled through the supply chain financing program for the year ended December 31, 2024 were $470 million, compared to $377 million for the year ended December 31, 2023. See Note 12, "Supply Chain Financing Program," for further details.
Debt Ratings
Our cost of capital and ability to obtain external financing may be affected by our debt ratings, which the credit rating agencies review periodically. Below is a table that details our credit ratings by the various types of debt by rating agency.

	Moody’s Ratings	Standard & Poor’s
Corporate Rating	Ba1	BB+
Senior Unsecured Rating	Ba2	BB+
Senior Secured Rating	Baa2	BBB-
Outlook	Stable	Stable
In December 2024, Moody's Ratings changed our Outlook from Negative to Stable.
These credit ratings are considered to be below investment grade (with the exception of the Baa2 and BBB- Senior Secured Rating from Moody’s Ratings and Standard & Poor’s, respectively, which are classified as investment grade). A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.
Outstanding Indebtedness
At December 31, 2024 and 2023, our total debt outstanding and our non-GAAP net debt consisted of the amounts set forth in the following table.

	December 31,
(In millions)	2024	2023
Short-term borrowings	$140.5	$140.7
Current portion of long-term debt	64.6	35.7
Total current debt	205.1	176.4
Total long-term debt, less current portion(1)	4,198.8	4,513.9
Total debt	4,403.9	4,690.3
Less: Cash and cash equivalents	(371.8)	(346.1)
Non-GAAP net debt	$4,032.1	$4,344.2

(1)    Amounts are net of unamortized discounts and debt issuance costs of $32 million and $37 million as of December 31, 2024 and 2023, respectively.
See Note 15, “Debt and Credit Facilities,” for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Consolidated Statements of Cash Flows in the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,			Change
(In millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net cash provided by operating activities	$728.0	$516.2	$613.3	$211.8	$(97.1)
Net cash used in investing activities	(232.5)	(1,378.2)	(243.0)	1,145.7	(1,135.2)
Net cash (used in) provided by financing activities	(432.8)	755.7	(446.7)	(1,188.5)	1,202.4
Effect of foreign currency exchange rate changes on cash and cash equivalents	(37.0)	(3.7)	(28.5)	(33.3)	24.8
In addition to net cash from operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, as certain debt servicing requirements or other non-discretionary expenditures are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of non-GAAP free cash flow for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,			Change
(In millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Cash flow provided by operating activities	$728.0	$516.2	$613.3	$211.8	$(97.1)
Capital expenditures	(220.2)	(244.2)	(237.3)	24.0	(6.9)
Non-GAAP free cash flow	$507.8	$272.0	$376.0	$235.8	$(104.0)
Operating Activities
2024 vs. 2023
Net cash provided by operating activities was $728 million during 2024, as compared to $516 million during 2023.
The increase in cash flow from operating activities was primarily driven by $195 million of tax payments and deposits made in 2023 related to the resolution of certain prior years' tax matters coupled with a $54 million refund received in the fourth quarter of 2024 related to the same tax matter. Other assets and liabilities favorably impacted cash flow by $117 million compared to 2023. This was primarily driven by the impact of incentive compensation, including lower cash payments made during the first quarter of 2024, as compared to the prior year, coupled with a higher accrual as of December 31, 2024, as compared to the prior year.
This was partially offset by lower net earnings and adjustments to reconcile net earnings to net cash provided by operating activities ("non-cash adjustments") in 2024 compared to the same period in 2023. Net earnings plus non-cash adjustments was a source of cash of $615 million in the year ended December 31, 2024 compared to $718 million in 2023.
There was a higher net cash used by our working capital accounts (inventories, trade receivables and accounts payable), which was $97 million unfavorable in 2024 compared to 2023. Inventory was unfavorable $140 million compared to 2023, primarily due to the significant inventory reduction efforts actioned in 2023. The impact of trade receivables on cash flow from operating activities was $108 million unfavorable compared to 2023, as a result of lower year over year utilization of our accounts receivable factoring program and lower sales. The unfavorable cash flow impact of trade receivables and inventory was partially offset by accounts payable, which was favorable by $151 million compared to 2023, primarily due to a low level of accounts payable in 2023 primarily driven by raw material cost deflation and lower volume of purchases due to inventory reduction efforts while in 2024 accounts payable benefited from an increase in purchases and payment term improvements.
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
Other assets and liabilities unfavorably impacted cash flow by $154 million compared to 2022. This was primarily driven by the reduction in the reserve for uncertain tax positions and the impact of incentive compensation, including higher cash payments made during the first quarter 2023, as compared to the prior year, coupled with a lower accrual as of December 31, 2023, as compared to December 31, 2022.
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
Investing Activities
2024 vs. 2023
Net cash used in investing activities was $233 million during 2024, compared to net cash used in investing activities of $1,378 million during 2023.
The decrease in net cash used in investing activities was largely due to acquisition activities during 2023, primarily related to the Liquibox acquisition, of $1,161 million. See Note 5, "Acquisitions," for further details. In addition, there was a lower use of cash for capital expenditures which were $24 million lower in 2024 as compared to the prior year.
This was partially offset by the use of cash from the settlement of foreign currency contracts of $20 million in 2024 as compared to a source of $12 million in 2023.
2023 vs. 2022
Net cash used in investing activities was $1,378 million during 2023, compared to net cash used in investing activities of $243 million during 2022.
The increase in net cash used in investing activities was largely due to acquisition activities, primarily related to the Liquibox acquisition, of $1,161 million. See Note 5, "Acquisitions," for further details.
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
Financing Activities
2024 vs. 2023
Net cash used by financing activities was $433 million during 2024, compared to net cash provided in financing activities of $756 million during 2023.
The decrease in cash flows from financing activities was primarily due to debt related activities, which was a $297 million use of cash during 2024 compared to a source of cash of $984 million during 2023. During 2024, debt payments primarily included the extinguishment of the $400 million 5.5% Senior Notes due 2025 (including the early payment premiums of $6 million) and the repayment of approximately $310 million of the Term Loan A due 2027. The payments were partially offset by debt proceeds which were primarily related to the issuance of $400 million 6.500% Senior Notes due 2032, less $4 million in capitalized issuance costs.
There were no share repurchases during 2024, compared to $80 million in the prior year.

2023 vs. 2022
Net cash provided by financing activities was $756 million during 2023, compared to net cash used in financing activities of $447 million during 2022.
The increase in cash flows from financing activities was primarily due to debt related activities, which generated $984 million of cash in 2023. Debt proceeds included the issuance of $425 million 7.250% Senior Notes due 2031, less $4 million in capitalized issuance costs, $775 million 6.125% Senior Notes due 2028, less $12 million in capitalized issuance costs, $650 million of proceeds from Term Loan A due 2027, less $11 million in capitalized issuance costs and $132 million of net proceeds from short-term borrowings. The proceeds were partially offset by debt payments of $970 million related to the extinguishment of 5.125% Senior Notes due 2024 and 4.500% Senior Notes due 2023 (including the early payment premiums of $12 million) and the repayment of $100 million of the incremental Term Loan A due 2027 during 2023.
In addition, cash used for share repurchases was $80 million during 2023, compared to $280 million in 2022.
Changes in Working Capital

	December 31,
(In millions)	2024		2023		Change
Working capital (current assets less current liabilities)	$256.3		$454.3		$(198.0)
Current ratio (current assets divided by current liabilities)	1.2	x	1.3	x
Quick ratio (current assets, less inventories divided by current liabilities)	0.7	x	0.8	x

The $198 million decrease in working capital in 2024 compared with 2023 was primarily due to the following:
•decrease in inventories, net of $52 million, primarily due to our continued inventory reduction efforts;
•increase in other current liabilities of $47 million, reflecting higher accruals for incentive compensation;
•decrease in advances and deposits of $37 million, primarily related to a refund received from the IRS associated with payments made in 2023 to resolve certain prior years' tax matters;
•increase in current portion of long-term debt of $29 million, primarily due to the current portion of the Term Loan A due 2027;
•increase of income tax payable of $25 million;
•decrease of income tax receivables of $20 million; and
•increase of accrued restructuring costs of $20 million, primarily related to our CTO2Grow Program.
The decreases in working capital were partially offset by:
•increase in cash and cash equivalents of $26 million; and
•increase in prepaid expenses and other current assets of $5 million.
Changes in Stockholders’ Equity
The $75 million increase in stockholders’ equity in 2024 compared with 2023 was due to:
•net earnings of $265 million;
•stock issued for profit sharing contribution paid in stock of $25 million;
•the effect of share-based incentive compensation of $23 million, including the impact of share-based compensation expense and netting of shares to cover the employee tax withholding amounts;
•unrealized gains on derivative instruments of $22 million; and
•a net increase in accumulated other comprehensive loss ("AOCL") of $5 million on unrecognized pension items due primarily to market conditions impacting actuarial assumptions as of our annual pension valuation date.
These increases were partially offset by:
•Cumulative Translation Adjustment (“CTA”) loss of $147 million; and

•dividends paid on our common stock and dividend equivalent accruals related to unvested equity awards of $118 million.
Derivative Financial Instruments
Interest Rate Swaps
The information set forth in Note 16, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.
Net Investment Hedge
The information set forth in Note 16, “Derivatives and Hedging Activities,” under the caption “Net Investment Hedge” is incorporated herein by reference.
Other Derivative Instruments
The information set forth in Note 16, “Derivatives and Hedging Activities,” under the caption “Other Derivative Instruments” is incorporated herein by reference.
Foreign Currency Forward Contracts
At December 31, 2024, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
The information set forth in Note 16, “Derivatives and Hedging Activities,” under the caption “Foreign Currency Forward Contracts Designated as Cash Flow Hedges” and “Foreign Currency Forward Contracts Not Designated as Hedges” is incorporated herein by reference.
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
The Company performed a qualitative assessment of goodwill by reporting unit as of October 1, 2024. Based on our qualitative assessment, we believe it is more likely than not that the fair value of each of our reporting units sufficiently exceeds the carrying value. As part of our analysis, we performed a look back over the key assumptions impacting the quantitative test performed in 2023, including forecasted operating results and discount rates.
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
In the fourth quarter of 2023, we performed a quantitative assessment and in the fourth quarter of 2022, we performed a qualitative assessment for our annual impairment test. No indication of goodwill impairment was identified in 2023 or 2022.
See Note 9, “Goodwill and Identifiable Intangible Assets, net,” for details of our goodwill balances as of 2024, 2023 and 2022.
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
At December 31, 2024, the total projected benefit obligation for our U.S. pension plan was $127 million, and the total benefit cost for the year ended December 31, 2024 was $1 million. At December 31, 2024, the total projected benefit obligation for our international pension plans was $477 million, and the total benefit cost for the year ended December 31, 2024 was $4 million.

The employer service cost of our pension plans is charged to Cost of sales and Selling, general and administrative expenses. All other components of periodic benefit income or cost are recorded to Other expense, net.
Material changes to the principal assumptions could have a material impact on the costs, and the value of assets or liabilities recognized on our Consolidated Financial Statements. A 25 basis point change in the assumed discount rate and a 100 basis point change in the expected long-term rate of return on plan assets would have resulted in the following (decreases) increases in the projected benefit obligation at December 31, 2024 and the expected net periodic benefit cost for the year ending December 31, 2025:

United States	25 Basis Point Increase (In millions)	25 Basis Point Decrease (In millions)
Discount Rate
Effect on 2024 projected benefit obligation	$(2.5)	$2.6
Effect on 2025 expected net periodic benefit cost	0.1	—
	100 Basis Point Increase (In millions)	100 Basis Point Decrease (In millions)
Return on Assets
Effect on 2025 expected net periodic benefit cost	$(1.0)	$1.0

International	25 Basis Point Increase (In millions)	25 Basis Point Decrease (In millions)
Discount Rate
Effect on 2024 projected benefit obligation	$(13.6)	$13.8
Effect on 2025 expected net periodic benefit cost	0.3	0.2
	100 Basis Point Increase (In millions)	100 Basis Point Decrease (In millions)
Return on Assets
Effect on 2025 expected net periodic benefit cost	$(4.3)	$4.3
During the fourth quarter of 2021, the Company purchased a buy-in insurance contract which covered the remaining portion of the liability for one of our defined benefit pension plans in the UK. The total projected benefit obligation of the plan is $8 million. The projected benefit obligation was developed using actuarial assumptions that would be used in a plan termination or buy-out basis. Under a full buy-out, the liabilities are fully transferred to an insurance or annuity provider and Sealed Air would no longer maintain the liability or administrative responsibilities. We are in the process of executing a full buy-out of the plan and now expect the transaction to be completed in 2025. As of December 31, 2024, the fair value of the assets for this plan matched the projected benefit obligation and there was no material net balance sheet position for this plan. The plan has accumulated comprehensive losses of $6 million ($5 million, net of tax), recorded within AOCL in Stockholders' equity on our Consolidated Balance Sheets as of December 31, 2024. Upon plan termination or full buy-out, the accumulated comprehensive loss would be recognized to Other expense, net within the Consolidated Statements of Operations.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized on the Consolidated Financial Statements from such positions are measured based on the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement with tax authorities. See Note 20, “Income Taxes,” for further discussion.

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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At December 31, 2024, we had no outstanding interest rate swaps, collars or options.
The information set forth in Note 16, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 17, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $81 million in the fair value of the total debt balance at December 31, 2024. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
Argentina
Economic and political events in Argentina have exposed us to heightened levels of foreign currency exchange risks and the fluctuations in foreign exchange rates on the Argentine peso continue to impact our financial results. As of July 1, 2018, Argentina was designated as a highly inflationary economy. For the years ended December 31, 2024, 2023 and 2022, we recognized a remeasurement loss of $10 million, $23 million and $9 million, respectively, within Other expense, net on the Consolidated Statements of Operations, related to the designation of Argentina as a highly inflationary economy under U.S. GAAP. See Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards,” for additional information. As of December 31, 2024, approximately 2% of our consolidated net sales were derived from our products sold in Argentina and net assets include $34 million of cash and cash equivalents domiciled in Argentina. Also, as of December 31, 2024, our Argentina subsidiary had cumulative translation losses of $22 million.
Russia

Recent fluctuations of the ruble have exposed us to heightened levels of foreign currency exchange risks. As of December 31, 2024, approximately 1% of our consolidated net sales were derived from products sold in Russia. Assets include $13 million of cash and cash equivalents domiciled in Russia. Also, as of December 31, 2024, our Russia subsidiary had cumulative translation losses of $58 million.
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
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at December 31, 2024 would have caused us to pay approximately $38 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
Our foreign currency forward contracts are described in Note 16, “Derivatives and Hedging Activities,” which is incorporated herein by reference.
Net Investment Hedge
In February 2023, we repaid the €400.0 million 4.500% senior notes issued in June 2015, which were previously designated as a net investment hedge against the foreign currency exposure of a portion of our net investment in certain Euro-functional currency subsidiaries.
In the first quarter of 2023, we entered into a series of cross-currency swaps with a combined notional amount of $433 million. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. The maturity date for this series of cross-currency swaps is February 1, 2028. For the years ended December 31, 2024 and 2023, we recognized $3 million of interest income related to these contracts, which is reflected within Interest expense, net on the Consolidated Statements of Operations.
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
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower subsidiary based on the location of its operations. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The U.S. dollar equivalent amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $145 million and $131 million at December 31, 2024 and 2023, respectively.
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
Pensions
Many of our U.S. and International defined benefit pension plans are invested in assets which will be used to cover future benefit payments. Assets may include investments in mutual funds, collective investment trusts, index funds, corporate bonds, government-backed bonds and insurance contracts or annuity "buy-ins." The assets include both return seeking assets and liability-hedging assets. As the population of the plan participants age and future cash flows become more certain, we undertake asset de-risking initiatives, including the purchase of buy-in contracts, particularly in the UK. These investments provide a stream of income equal to future benefit payments for pre-defined groups of participants; however, the Company maintains the primary liability for the projected benefit obligation related to these groups. As of December 31, 2024 and 2023, buy-in contracts represented $95 million, or 17%, and $107 million, or 18%, of the Company's total plan assets, respectively. Additionally, our plan assets may, from time to time, be invested in assets designed to diversify the investment portfolio and protect against equity market movements. Some of these assets may only be redeemed on a quarterly basis. As of December 31, 2024 and 2023, equity diversifying assets represented $72 million, or 13%, and $77 million, or 13%, of the Company's total plan assets, respectively. Other than the buy-in contracts and equity diversifiers noted above, we believe that our plan assets are highly liquid and may be readily redeemed to cover necessary plan payments. There is a high degree of predictability of payments made from our defined benefit plans.
Based upon the annual valuation of our defined benefit pension plans at December 31, 2024, we expect net periodic benefit cost to be approximately $3 million in 2025. See Note 18, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” for further details on our defined benefit pension plans.
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
Sealed Air Corporation

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Sealed Air Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sealed Air Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Unrecognized Tax Benefits from Uncertain Tax Positions
As described in Notes 2 and 20 to the consolidated financial statements, the Company has recorded unrecognized tax benefits from uncertain tax positions of $227.4 million as of December 31, 2024. The Company is subject to income taxes in the U.S. and in various foreign jurisdictions. Judgment is required by management in calculating the Company’s worldwide provision for income taxes. As disclosed by management, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. If the payment of additional taxes and interest ultimately proves unnecessary or less than the amount of the reserve, the reversal of the reserves would result in tax benefits being recognized in the period when management determines the reserves are no longer necessary. If an estimate of tax reserves proves to be less than the ultimate assessment, a further charge to the income tax provision would result.
The principal considerations for our determination that performing procedures relating to unrecognized tax benefits from uncertain tax positions is a critical audit matter are (i) the significant judgment exercised by management in identifying and recognizing the tax benefits from uncertain tax positions, including determining whether it is more likely than not that the tax position will be sustained upon examination by the applicable taxing authorities, based on the technical merits of the position; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s timely identification and accurate measurement of unrecognized tax benefits from uncertain tax positions; (iii) and the evaluation of audit evidence available to support unrecognized tax benefits from uncertain tax positions is complex and results in significant auditor judgment as the nature of the evidence is often highly subjective.
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
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 26, 2025

We have served as the Company's auditor since 2019.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(In USD millions, except share and per share data)	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$371.8	$346.1
Trade receivables, net of allowance for credit losses of $12.6 in 2024 and $14.9 in 2023	443.1	442.6
Income tax receivables	25.0	44.9
Other receivables	99.8	94.2
Advances and deposits	36.1	72.8
Inventories, net of inventory reserves of $45.4 in 2024 and $43.3 in 2023 (Note 7)	722.2	774.3
Prepaid expenses and other current assets	193.8	188.4
Total current assets	1,891.8	1,963.3
Property and equipment, net (Note 8)	1,397.9	1,416.4
Goodwill (Note 9)	2,878.5	2,892.5
Identifiable intangible assets, net (Note 9)	381.6	439.0
Deferred taxes	112.0	130.8
Operating lease right-of-use-assets (Note 4)	98.0	86.5
Other non-current assets	262.3	272.1
Total assets	$7,022.1	$7,200.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings (Note 15)	$140.5	$140.7
Current portion of long-term debt (Note 15)	64.6	35.7
Current portion of operating lease liabilities (Note 4)	29.7	29.2
Accounts payable	771.0	764.6
Accrued restructuring costs (Note 13)	42.6	23.1
Income tax payable	53.3	28.7
Other current liabilities (Note 14)	533.8	487.0
Total current liabilities	1,635.5	1,509.0
Long-term debt, less current portion (Note 15)	4,198.8	4,513.9
Long-term operating lease liabilities, less current portion (Note 4)	74.8	66.7
Deferred taxes	26.1	35.8
Other non-current liabilities (Note 14)	462.4	525.7
Total liabilities	6,397.6	6,651.1
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2024 and 2023	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 154,610,375 in 2024 and 154,054,011 in 2023; shares outstanding: 145,731,673 in 2024 and 144,467,719 in 2023 (Note 22)	15.5	15.4
Additional paid-in capital	1,445.7	1,429.5
Retained earnings	643.4	496.5
Common stock in treasury, 8,878,702 shares in 2024 and 9,586,292 shares in 2023 (Note 22)	(404.2)	(436.4)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(141.8)	(146.4)
Cumulative translation adjustment	(917.1)	(770.6)
Unrealized net loss on net investment hedges	(20.7)	(38.1)
Unrealized net gain (loss) on cash flow hedges	3.7	(0.4)
Total accumulated other comprehensive loss, net of taxes (Note 23)	(1,075.9)	(955.5)
Total stockholders’ equity	624.5	549.5
Total liabilities and stockholders’ equity	$7,022.1	$7,200.6
See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
(In USD millions, except per share data)	2024	2023	2022
Net sales	$5,392.6	$5,488.9	$5,641.9
Cost of sales	3,767.5	3,847.6	3,869.0
Gross profit	1,625.1	1,641.3	1,772.9
Selling, general and administrative expenses	752.6	759.1	786.2
(Loss) Gain on disposal and sale of businesses and property and equipment, net	(16.2)	(49.3)	6.3
Amortization expense of intangible assets	62.6	62.7	36.1
Restructuring charges (Note 13)	57.8	15.6	12.1
Operating profit	735.9	754.6	944.8
Interest expense, net	(247.6)	(263.0)	(162.3)
Other expense, net (Note 24)	(29.9)	(61.9)	(53.2)
Earnings before income tax provision	458.4	429.7	729.3
Income tax provision (Note 20)	188.9	90.4	238.0
Net earnings from continuing operations	269.5	339.3	491.3
(Loss) Gain on sale of discontinued operations, net of tax	(4.8)	2.3	0.3
Net earnings	$264.7	$341.6	$491.6
Basic:
Continuing operations	$1.85	$2.35	3.37
Discontinued operations	(0.03)	0.02	—
Net earnings per common share - basic (Note 25)	$1.82	$2.37	$3.37
Diluted:
Continuing operations	$1.84	$2.34	$3.33
Discontinued operations	(0.03)	0.02	—
Net earnings per common share - diluted (Note 25)	$1.81	$2.36	$3.33
Weighted average number of common shares outstanding in millions: (Note 25)
Basic	145.5	144.4	145.9
Diluted	146.0	144.9	147.4

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2024			2023			2022
(In USD millions)	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings			$264.7			$341.6			$491.6
Other comprehensive (loss) income:
Unrecognized pension items	$7.8	$(3.2)	4.6	$(24.9)	$4.8	(20.1)	$14.2	$(3.0)	11.2
Unrealized gains (losses) on derivative instruments for net investment hedge	23.2	(5.8)	17.4	(26.4)	6.6	(19.8)	26.6	(6.6)	20.0
Unrealized gains (losses) on derivative instruments for cash flow hedge	5.8	(1.7)	4.1	(5.1)	1.4	(3.7)	1.3	(0.4)	0.9
Foreign currency translation adjustments	(146.5)	—	(146.5)	66.9	—	66.9	(77.0)	—	(77.0)
Other comprehensive (loss) income	$(109.7)	$(10.7)	(120.4)	$10.5	$12.8	23.3	$(34.9)	$(10.0)	(44.9)
Comprehensive income, net of taxes			$144.3			$364.9			$446.7
See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

(In USD millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Equity
Balance at December 31, 2021	$23.2	$2,123.4	$2,790.7	$(3,754.7)	$(933.9)	$248.7
Effect of share-based incentive compensation	0.1	25.0	—	—	—	25.1
Stock issued for profit sharing contribution paid in stock	—	6.9	—	15.8	—	22.7
Repurchases of common stock	—	—	—	(280.2)	—	(280.2)
Unrecognized pension items, net of taxes	—	—	—	—	11.2	11.2
Foreign currency translation adjustments	—	—	—	—	(77.0)	(77.0)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	20.9	20.9
Net earnings	—	—	491.6	—	—	491.6
Dividends on common stock ($0.80 per share)	—	—	(118.9)	—	—	(118.9)
Balance at December 31, 2022	$23.3	$2,155.3	$3,163.4	$(4,019.1)	$(978.8)	$344.1
Effect of share-based incentive compensation	0.1	12.7	—	—	—	12.8
Retirement of treasury shares	(8.0)	(739.4)	(2,892.4)	3,639.8	—	—
Stock issued for profit sharing contribution paid in stock	—	0.9	—	23.0	—	23.9
Repurchases of common stock	—	—	—	(80.1)	—	(80.1)
Unrecognized pension items, net of taxes	—	—	—	—	(20.1)	(20.1)
Foreign currency translation adjustments	—	—	—	—	66.9	66.9
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(23.5)	(23.5)
Net earnings	—	—	341.6	—	—	341.6
Dividends on common stock ($0.80 per share)	—	—	(116.1)	—	—	(116.1)
Balance at December 31, 2023	$15.4	$1,429.5	$496.5	$(436.4)	$(955.5)	$549.5
Effect of share-based incentive compensation	0.1	23.0	—	—	—	23.1
Stock issued for profit sharing contribution paid in stock	—	(6.8)	—	32.2	—	25.4
Unrecognized pension items, net of taxes	—	—	—	—	4.6	4.6
Foreign currency translation adjustments	—	—	—	—	(146.5)	(146.5)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	21.5	21.5
Net earnings	—	—	264.7	—	—	264.7
Dividends on common stock ($0.80 per share)	—	—	(117.8)	—	—	(117.8)
Balance at December 31, 2024	$15.5	$1,445.7	$643.4	$(404.2)	$(1,075.9)	$624.5
 See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In USD millions)	2024	2023	2022
Net earnings	$264.7	$341.6	$491.6
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	240.9	233.4	184.6
Share-based incentive compensation	31.6	33.0	50.5
Profit sharing expense	26.4	25.4	23.5
Loss on debt redemption and refinancing activities	6.8	13.2	11.2
Impairment of debt investment	8.5	—	—
Provision for allowance for credit losses on trade receivables	1.3	3.1	6.2
Provisions for inventory obsolescence	18.6	18.3	19.8
Deferred taxes, net	(16.4)	(27.8)	(29.7)
Net loss (gain) on disposal/sale of businesses	4.8	52.5	(0.7)
Impairment loss on equity investments, net	—	—	30.6
Other non-cash items	27.3	25.2	9.8
Changes in operating assets and liabilities:
Trade receivables, net	(34.1)	73.4	2.6
Inventories	(4.3)	136.0	(178.5)
Income tax receivable/payable	45.6	(0.4)	(13.6)
Accounts payable	28.1	(122.8)	(72.1)
Tax refunds / (payments and deposits) to resolve certain prior years' tax matters	54.0	(195.0)	—
Other assets and liabilities	24.2	(92.9)	77.5
Net cash provided by operating activities	$728.0	$516.2	$613.3
Cash flows from investing activities:
Capital expenditures	$(220.2)	$(244.2)	$(237.3)
Proceeds related to sale of businesses and property and equipment, net	1.0	10.2	9.4
Businesses acquired in purchase transactions, net of cash acquired	4.2	(1,160.7)	(9.6)
(Payments) Proceeds associated with debt, equity, and equity method investments, net	(1.1)	2.8	(10.6)
Proceeds from cross-currency swaps	3.1	1.6	—
Settlement of foreign currency forward contracts	(19.5)	12.1	5.1
Net cash used in investing activities	$(232.5)	$(1,378.2)	$(243.0)
Cash flows from financing activities:
Net proceeds of short-term borrowings	$5.2	$131.6	$5.5
Proceeds from long-term debt	416.2	1,833.4	423.3
Payments of long-term debt	(710.5)	(958.4)	(425.0)
Dividends paid on common stock	(118.0)	(117.9)	(118.5)
Repurchases of common stock	—	(79.9)	(280.2)
Payments for debt modification/extinguishment costs and other	(7.6)	(22.3)	(15.2)
Impact of tax withholding on share-based compensation	(9.9)	(21.8)	(26.6)
Principal payments related to financing leases	(8.2)	(9.0)	(10.0)
Net cash (used in) provided by financing activities	$(432.8)	$755.7	$(446.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$(37.0)	$(3.7)	$(28.5)
Cash Reconciliation:
Cash and cash equivalents	$346.1	$456.1	$561.0
Restricted cash and cash equivalents	—	—	—
Balance, beginning of period	$346.1	$456.1	$561.0
Net change during the period	25.7	(110.0)	(104.9)
Cash and cash equivalents	$371.8	$346.1	$456.1
Restricted cash and cash equivalents	—	—	—
Balance, end of period	$371.8	$346.1	$456.1

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$284.1	$265.2	$174.5
Income tax payments, net of cash refunds	$109.7	$357.7	$192.2
Restructuring payments including associated costs	$58.1	$19.2	$21.5
Non-cash items:

SEALED AIR CORPORATION AND SUBSIDIARIES

	Year Ended December 31,
(In USD millions)	2024	2023	2022
Transfers of shares of common stock from treasury for profit-sharing plan contributions	$25.4	$23.9	$22.7
Accrued capital expenditures	$33.0	$33.0	$44.6
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
See Note 16, “Derivatives and Hedging Activities,” for further details.
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
Impact of Highly Inflationary Economy: Argentina
Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under GAAP, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiary in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into U.S. dollars using the current exchange rate available to us. The impact of any changes in the exchange rate are reflected in within Other expense, net on the Consolidated Statements of Operations. For the years ended December 31, 2024, 2023 and 2022, the Company recorded remeasurement losses of $9.9 million, $23.1 million, and $8.9 million, respectively related to our subsidiary in Argentina. The exchange rate as of December 31, 2024, 2023 and 2022 was 1,030.7, 808.0 and 176.8, respectively.
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
Research and Development
We expense research and development costs as incurred. Research and development costs were $93.4 million in 2024, $96.9 million in 2023 and $102.5 million in 2022.
Share-Based Incentive Compensation
At the 2014 Annual Meeting, the 2014 Omnibus Incentive Plan (the “Omnibus Plan”) was approved by our stockholders. Subsequently, the Board of Directors adopted, and at the Annual Stockholders' meetings in 2018, 2021 and 2024, our stockholders approved, amendments and restatements to the 2014 Omnibus Incentive Plan. See Note 22, “Stockholders’ Equity,” for further information on this plan.
We record share-based compensation awards exchanged for employee services at fair value on the date of grant and record the expense for these awards in Cost of sales and in Selling, general and administrative expenses, as applicable, on our Consolidated Statements of Operations over the requisite employee service period. We consider the impact that material, non-public information may have on the fair value of our share-based incentive awards. As of December 31, 2024, there are no outstanding awards with values that have been adjusted in light of material, non-public information. Share-based incentive compensation expense, which includes an estimate for forfeitures and a factor for anticipated achievement levels, is generally recognized over the expected term of the award on a straight-line basis. The Company accelerates expense on performance-based awards using a graded vesting schedule for employees who meet retirement eligibility requirements prior to the end of the award’s service period. For performance-based awards, the Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable. For performance awards with market-based conditions, the fair value of the award is determined at the grant date and is recognized at 100% over the performance period regardless of actual market condition performance in accordance with ASC 718.
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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement with tax authorities. We recognize interest and penalties related to unrecognized tax benefits in Income tax provision on our Consolidated Statements of Operations. See Note 20, “Income Taxes,” for further discussion.
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
Our allowance for credit losses on trade receivables is assessed at the end of each quarter based on an analysis of historical losses and our assessment of future expected losses. For the years ended December 31, 2024, 2023 and 2022, $1.3 million, $3.1 million and $6.2 million, respectively, was charged to our allowance for credit losses related to our trade receivables.
Supply Chain Financing Arrangements
We facilitate a voluntary supply chain financing program to provide some of our suppliers with the opportunity to sell receivables due from us (our accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. These programs are administered by participating financial institutions. When a supplier utilizes the supply chain financing program, the supplier receives a payment in advance of agreed payment terms from the financial institution, net of a discount charged. Our responsibility is limited to making payments to the respective financial institutions on the terms originally negotiated with our supplier. The range of payment terms is consistent regardless of a vendor's participation in the program. We monitor our days payable outstanding relative to our peers and industry trends in order to assess our conclusion that these programs continue to be trade payable programs and not indicative of borrowing arrangements. The liabilities continue to be presented as Accounts payable in our Consolidated Balance Sheets until they are paid, and they are reflected as cash flows from operating activities when settled. See Note 12, “Supply Chain Financing Program,” for further details.
Equity Investments
We maintain strategic investments in other companies. As of December 31, 2024, these investments qualified and are accounted for under the measurement alternative described in ASC 321 for equity investments that do not have readily determinable fair values. These investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. We do not exercise significant influence over these companies. These investments are carried on our Consolidated Balance Sheets within Other non-current assets. Changes in fair value based on impairment or resulting from observable price changes are recorded in earnings and included within Other expense, net on the Consolidated Statements of Operations. See Note 17, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for further details.
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
See Note 18, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” and Note 19, “Other Post-Employment Benefit Plans,” for additional information about the Company’s benefit plans.
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
Recently Adopted Accounting Standards
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"). ASU 2022-04 requires the buyer in a supplier finance program to disclose qualitative and quantitative information about the program. The Company adopted ASU 2022-04 on January 1, 2023, except for the amendment on rollforward information. The amendment on rollforward information was adopted on January 1, 2024 and is effective for fiscal years beginning after December 15, 2023. The adoption did not materially impact the Company's Consolidated Financial Statements. See Note 12, "Supply Chain Financing Program," additional information about these programs and the new rollforward disclosure.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires annual and interim disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), the disclosure and description of other segment items, the inclusion of all current annual disclosures about a reportable segment in interim periods, allows for disclosure of multiple measures of a reportable segment's profit or loss, requires disclosure of the CODM's title and position, and requires a description of how the CODM uses reported measures in assessing the performance of reportable segments and in making decisions pertaining to allocation of resources. The Company adopted ASU 2023-07 for the year ending December 31, 2024. The adoption did not have a material impact on the Company's Consolidated Financial Statements. See Note 6, "Segments," for new disclosures related to significant expenses, the CODM and other segment items.
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires public entities to disclose in the interim and annual reporting periods, the disaggregation of certain income statement expense captions into specified categories within the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
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
Note 3 Revenue Recognition, Contracts with Customers
Description of Revenue Generating Activities
We employ sales, marketing and customer service personnel throughout the world who sell and market our products, services and equipment and systems.
As discussed in Note 6, “Segments,” our reporting segments are Food and Protective. Our Food solutions are largely sold directly to end customers, while our Protective solutions are sold through business supply distributors and directly to end customers.
Food:
Food solutions are sold to industrial food processors in fresh red meat, smoked and processed meats, poultry, seafood, fluids and liquids, cheese, and other food markets worldwide. Food offers integrated packaging materials and automated equipment solutions to increase food safety, extend shelf life, reduce food waste, automate processes, and optimize total cost. Its materials, automated equipment and service enable customers to reduce costs and enhance their brands.
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
Other Revenue Recognition Considerations:
Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. Revenue recognized from performance obligations satisfied in previous reporting periods was $2.5 million, $3.1 million and $0.1 million, for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Disaggregated Revenue
For the years ended December 31, 2024, 2023 and 2022, revenues from contracts with customers summarized by Segment and Geographic region were as follows:

	Year Ended December 31, 2024
(In millions)	Food	Protective	Total
Americas	$2,347.0	$1,143.7	$3,490.7
EMEA	718.9	384.9	1,103.8
APAC	478.5	275.6	754.1
Topic 606 Segment Revenue	3,544.4	1,804.2	5,348.6
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	38.2	5.8	44.0
Total	$3,582.6	$1,810.0	$5,392.6

	Year Ended December 31, 2023
(In millions)	Food	Protective	Total
Americas	$2,297.8	$1,238.7	$3,536.5
EMEA	711.1	434.4	1,145.5
APAC	467.6	290.4	758.0
Topic 606 Segment Revenue	3,476.5	1,963.5	5,440.0
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	43.2	5.7	48.9
Total	$3,519.7	$1,969.2	$5,488.9

	Year Ended December 31, 2022
(In millions)	Food	Protective	Total
Americas	$2,170.9	$1,521.1	$3,692.0
EMEA	682.7	473.4	1,156.1
APAC	436.9	323.5	760.4
Topic 606 Segment Revenue	3,290.5	2,318.0	5,608.5
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	26.7	6.7	33.4
Total	$3,317.2	$2,324.7	$5,641.9
Contract Balances
The time when a performance obligation is satisfied and the time when billing and payment occur are generally closely aligned, subject to agreed payment terms, with the exception of equipment accruals, which can be used to purchase both automated and standard range equipment. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the materials transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and when the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The following contract assets and liabilities are included within Prepaid expenses and other current assets and Other current liabilities or Other non-current liabilities on our Consolidated Balance Sheets as of December 31, 2024 and 2023:

	December 31,
(In millions)	2024	2023
Contract assets	$0.2	$0.4
Contract liabilities	$18.8	$19.9
The contract liability balances represent deferred revenue, primarily related to equipment accruals. Revenue recognized in the years ended December 31, 2024, 2023 and 2022, that was included in the contract liability balance at the beginning of the period was $11.1 million, $12.3 million, and $11.9 million, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.
Remaining Performance Obligations
The following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of December 31, 2024 and 2023, as well as the expected timing of recognition of that transaction price.

	December 31,
(In millions)	2024	2023
Short-Term (12 months or less)(1)	$13.2	$13.3
Long-Term	5.6	6.6
Total transaction price	$18.8	$19.9

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
All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our sales-type lease receivable balances at December 31, 2024 and 2023 were as follows:

	December 31,
(In millions)	2024	2023
Short-Term (12 months or less)	$9.3	$8.5
Long-Term	42.2	33.3
Lease receivables	$51.5	$41.8
Sales-type and operating lease revenue was less than 1% of net trade sales for each of the years ended December 31, 2024, 2023, and 2022.
Lessee
Sealed Air has contractual obligations as a lessee with respect to warehouses, offices and manufacturing facilities, IT equipment, automobiles, and material production equipment.
The following table details our lease obligations included in our Consolidated Balance Sheets.

	December 31,
(In millions)	2024	2023
Other non-current assets:
Finance leases - ROU assets	$39.2	$36.0
Finance leases - Accumulated depreciation	(19.0)	(14.9)
Operating lease right-of-use-assets:
Operating leases - ROU assets	222.4	203.1
Operating leases - Accumulated depreciation	(124.4)	(116.6)
Total lease assets	$118.2	$107.6
Current portion of long-term debt:
Finance leases	$(6.6)	$(6.7)
Current portion of operating lease liabilities:
Operating leases	(29.7)	(29.2)
Long-term debt, less current portion:
Finance leases	(12.9)	(12.8)
Long-term operating lease liabilities, less current portion:
Operating leases	(74.8)	(66.7)
Total lease liabilities	$(124.0)	$(115.4)
At December 31, 2024, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(In millions)	Finance leases	Operating leases
2025	$7.9	$35.0
2026	5.9	28.7
2027	2.8	18.7
2028	1.2	13.0
2029	0.7	8.4
Thereafter	7.4	20.1
Total lease payments	25.9	123.9
Less: Interest	(6.4)	(19.4)
Present value of lease liabilities	$19.5	$104.5
The following lease cost is included in our Consolidated Statements of Operations:

	December 31,
(In millions)	2024	2023
Lease cost(1)
Finance leases
Amortization of ROU assets	$9.1	$10.0
Interest on lease liabilities	1.5	1.8
Operating leases	36.7	37.5
Short-term lease cost	3.3	3.5
Variable lease cost	7.0	6.6
Total lease cost	$57.6	$59.4

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

The following table details cash paid related to operating and finance leases included in our Consolidated Statements of Cash Flows and new ROU assets included in our Consolidated Balance Sheets:

	December 31,
(In millions)	2024	2023
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$4.9	$4.3
Operating cash flows - operating leases	$37.4	$37.7
Financing cash flows - finance leases	$8.2	$9.0

ROU assets obtained in exchange for new finance lease liabilities	$8.4	$16.7
ROU assets obtained in exchange for new operating lease liabilities	$41.6	$49.9

	December 31,
	2024	2023
Weighted average information:
Finance leases
Remaining lease term (in years)	5.6	6.4
Discount rate	7.6%	7.4%
Operating leases
Remaining lease term (in years)	5.0	4.1
Discount rate	6.2%	5.8%
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
Consideration paid was approximately $1.16 billion in cash, subject to customary adjustments. In March of 2024, subsequent to the closure of the measurement period, we reached a final purchase price settlement with the seller of $3.5 million, which was recorded as income within Other expense, net on the Consolidated Statements of Operations during the first quarter of 2024. We financed the consideration paid and related fees and expenses through borrowings under our senior secured credit facility, proceeds from the issuance of senior notes, and cash on hand. See Note 15, "Debt and Credit Facilities," for additional details. For the years ended December 31, 2023 and 2022, acquisition related expenses recognized for the Liquibox acquisition were $12.0 million and $7.0 million, respectively. These expenses are included within Selling, general and administrative expenses in the Consolidated Statements of Operations.
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
Acquisition of Foxpak Flexibles Ltd.
On February 2, 2022, Sealed Air acquired Foxpak Flexibles Ltd. (“Foxpak”), a privately-owned Irish packaging solutions company. Foxpak is a digital printing pioneer that partners with brands to deliver highly decorated packaging solutions, stand-up and spout pouches, and sachets that serve a variety of markets including food retail, pet food, seafood, and snacks. This transaction resulted in a purchase price paid of $9.7 million, including the final purchase price adjustments that were recorded in the second and fourth quarters of 2022. The Company allocated the consideration transferred to the fair value of assets acquired and liabilities assumed, resulting in an allocation to goodwill of $5.2 million and an allocation to identifiable intangible assets of $2.7 million. The acquisition is included in our Food reporting segment. This goodwill is not deductible for tax purposes. A deferred tax liability of $0.3 million on identifiable intangible assets was recorded on the opening balance sheet. The Foxpak acquisition was not material to our Consolidated Financial Statements.
Note 6 Segments
The Company currently reports its financial results in two reportable segments, Food and Protective.
The Company’s Food and Protective segments are considered reportable segments under FASB ASC Topic 280. Our Food and Protective segments are aligned with similar groups of products. The following is a brief description of our reportable segments:
Food — Food solutions are sold to industrial food processors in fresh red meat, smoked and processed meats, poultry, seafood, fluids and liquids, cheese and other food markets worldwide. Food offers integrated packaging materials and automated equipment solutions to increase food safety, extend shelf life, reduce food waste, automate processes, and optimize total cost. Its materials, automated equipment and service enable customers to reduce costs and enhance their brands. Food solutions are utilized by food service businesses (such as restaurants and entertainment venues) and food retailers (such as grocery stores and supermarkets), among others.
Protective — Protective packaging solutions are utilized across many global markets to protect goods during transit and are especially valuable to e-commerce, consumer goods, pharmaceutical and medical devices and industrial manufacturing. With automated equipment, high-performance materials, and services, our solutions are designed to increase our customers' packaging velocity, minimize packaging waste, reduce labor dependencies and address dimensional weight challenges. Our product breadth combined with our global scale and reach helps support our customers' needs for sustainability, performance excellence, consistency and reliability of supply wherever they operate around the world. Protective solutions are sold through a strategic network of distributors as well as directly to our customers, including, but not limited to, fabricators, original equipment manufacturers, contract manufacturers, logistics partners and e-commerce/fulfillment operations.
Our segments are each led by a segment president. Resources are allocated and the performance of our Food and Protective segment is assessed by our Chief Executive Officer ("CEO"), whom we have determined to be our Chief Operating Decision Maker ("CODM"). Sealed Air’s CODM evaluates the performance of its segments and allocates resources based on Gross profit, which is our measure of segment profitability most closely aligned with the consolidated financial statements.
For both the Food and Protective segments, the CODM uses segment Gross profit in the annual budgeting and forecasting process. The CODM considers segment Gross profit budget and forecast to actual variances on a monthly basis when making decisions about allocating capital and operating resources to segments.
The Company allocates certain expenses within Cost of sales to each segment based on various factors including direct usage of resources, square footage occupied, allocation of headcount, or, in cases where costs are not clearly delineated, costs may be allocated on portion of net trade sales.
The Company allocates and discloses total depreciation and amortization expense to our segments, although only cost of sales depreciation and amortization is included in the measure of segment profitability, Gross profit. We also allocate and disclose restructuring charges by segment, although they are not included in the measure of segment profitability, Gross profit.
The accounting policies of the reportable segments are the same as those described in Note 2 “Summary of Significant Accounting Policies and Recently Issued Accounting Standards.”
The following table shows Net sales by reportable segment:

	Year Ended December 31,
(In millions)	2024	2023	2022
Net sales
Food	$3,582.6	$3,519.7	$3,317.2
As a % of Consolidated net sales	66.4%	64.1%	58.8%
Protective	1,810.0	1,969.2	2,324.7
As a % of Consolidated net sales	33.6%	35.9%	41.2%
Consolidated Net sales	$5,392.6	$5,488.9	$5,641.9
The following tables show segment Gross profit and a reconciliation to earnings before income tax provision and discontinued operations:

	Year Ended December 31,
	2024
	Food	Protective	Total
Net sales	$3,582.6	$1,810.0	$5,392.6
Cost of sales	2,490.7	1,276.2	3,766.9
Segment Gross profit	$1,091.9	$533.8	$1,625.7
Other unallocated cost of sales			0.6
Selling, general and administrative expenses			752.6
(Loss) Gain on disposal of businesses and property and equipment, net			(16.2)
Amortization expense of intangible assets			62.6
Restructuring charges			57.8
Operating profit			735.9
Interest expense, net			(247.6)
Other expense, net			(29.9)
Earnings before income tax provision and discontinued operations			$458.4

	Year Ended December 31,
	2023
	Food	Protective	Total
Net sales	$3,519.7	$1,969.2	$5,488.9
Cost of sales	2,485.0	1,362.1	3,847.1
Segment Gross profit	$1,034.7	$607.1	$1,641.8
Other unallocated cost of sales			0.5
Selling, general and administrative expenses			759.1
(Loss) Gain on disposal of businesses and property and equipment, net			(49.3)
Amortization expense of intangible assets			62.7
Restructuring charges			15.6
Operating profit			754.6
Interest expense, net			(263.0)
Other expense, net			(61.9)
Earnings before income tax provision and discontinued operations			$429.7

	Year Ended December 31,
	2022
	Food	Protective	Total
Net sales	$3,317.2	$2,324.7	$5,641.9
Cost of sales	2,292.9	1,575.8	3,868.7
Segment Gross profit	$1,024.3	$748.9	$1,773.2
Other unallocated cost of sales			0.3
Selling, general and administrative expenses			786.2
(Loss) Gain on disposal of businesses and property and equipment, net			6.3
Amortization expense of intangible assets			36.1
Restructuring charges			12.1
Operating profit			944.8
Interest expense, net			(162.3)
Other expense, net			(53.2)
Earnings before income tax provision and discontinued operations			$729.3

 The following table shows depreciation and amortization by segment:

	Year Ended December 31,
(In millions)	2024	2023	2022
Food	$186.1	$175.7	$137.1
Protective	87.9	91.8	99.7
Total Company depreciation and amortization(1)	$274.0	$267.5	$236.8

(1)Includes share-based incentive compensation of $33.0 million in 2024, $34.2 million in 2023 and $52.3 million in 2022.
Restructuring charges by segment were as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Food	$31.3	$8.2	$8.3
Protective	26.5	7.4	3.8
Total Company restructuring charges	$57.8	$15.6	$12.1

Assets by Reportable Segments
The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventory, net; property and equipment, net; goodwill; intangible assets, net; and leased systems, net.

	December 31,
(In millions)	2024	2023	2022
Assets allocated to segments:
Food	$3,301.4	$3,386.4	$2,342.6
Protective	2,599.6	2,663.4	2,795.7
Total segments	$5,901.0	$6,049.8	$5,138.3
Assets not allocated:
Cash and cash equivalents	371.8	346.1	456.1
Income tax receivables	25.0	44.9	40.3
Other receivables	99.8	94.2	91.5
Advances and deposits	36.1	72.8	12.7
Deferred taxes	112.0	130.8	141.5
Other	476.4	462.0	334.3
Total	$7,022.1	$7,200.6	$6,214.7

Geographic Information
The following table shows net sales and total long-lived assets allocated by geography. Sales are attributed to the country/region in which they originate.

	Year Ended December 31,
(In millions)	2024	2023	2022
Net sales(1):
Americas(1)	$3,526.1	$3,578.3	$3,718.5
EMEA	1,107.9	1,149.3	1,160.0
APAC	758.6	761.3	763.4
Total	$5,392.6	$5,488.9	$5,641.9
Total long-lived assets(2):
Americas(2)	$1,106.0	$1,122.4
EMEA	397.0	418.6
APAC	255.2	234.0
Total	$1,758.2	$1,775.0

(1)U.S. net sales were $2,857.6 million, $2,913.6 million and $3,073.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. No non-U.S. country accounted for net sales in excess of 10% of consolidated net sales for the years ended December 31, 2024, 2023 or 2022. Sales are allocated to the country/region based on where each sale originated.
(2)Total long-lived assets represent total assets excluding total current assets, deferred tax assets, goodwill, and intangible assets. Total long-lived assets in the U.S. were $1,024.8 million and $1,044.2 million at December 31, 2024 and 2023, respectively. No non-U.S. country had long-lived assets in excess of 10% of consolidated long-lived assets at December 31, 2024 or 2023.
Note 7 Inventories, net
The following table details our inventories, net.

	December 31,
(In millions)	2024	2023
Raw materials	$157.1	$165.3
Work in process	155.4	178.5
Finished goods	409.7	430.5
Total	$722.2	$774.3

Note 8 Property and Equipment, net
The following table details our property and equipment, net.

	December 31,
(In millions)	2024	2023
Land and improvements	$44.7	$47.5
Buildings	851.6	835.8
Machinery and equipment	2,833.2	2,811.5
Other property and equipment	141.8	142.0
Construction-in-progress	204.1	227.0
Property and equipment, gross	4,075.4	4,063.8
Accumulated depreciation and amortization	(2,677.5)	(2,647.4)
Property and equipment, net	$1,397.9	$1,416.4
For the year ended December 31, 2024, we recorded an impairment charge of approximately $16.7 million within (Loss) Gain on disposal and sale of businesses and property and equipment, net on the Consolidated Statements of Operations, related to various business line rationalizations.
For the year ended December 31, 2023, we recorded an impairment charge of approximately $25.8 million within (Loss) Gain on disposal and sale of businesses and property and equipment, net on the Consolidated Statements of Operations, related to closure activity of Kevothermal, the plant-based rollstock business and other activities as part of the CTO2Grow Program. See Note 13, "Restructuring Activities," for further details related to the business closure activity.
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment and finance lease ROU assets.

	Year Ended December 31,
(In millions)	2024	2023	2022
Interest cost capitalized	$12.6	$13.1	$8.9
Depreciation and amortization expense(1)	$178.3	$170.7	$148.5

(1)Includes amortization expense of finance lease ROU assets of $9.1 million, $10.0 million, and $10.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 9 Goodwill and Identifiable Intangible Assets, net
Goodwill
We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company performed a qualitative assessment by reporting unit as of October 1, 2024. This assessment included consideration of key factors including macroeconomic conditions, industry and market considerations, cost factors, financial performance, and other relevant entity and reporting unit-specific events. Based on our qualitative assessment, we determined it was not more likely than not that the fair value of any reporting unit was less than its carrying amount. As such, it was not necessary to perform a quantitative test. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed as of October 1, 2024.

Allocation of Goodwill to Reporting Segment
The following table shows our goodwill balances by reportable segment:

(In millions)	Food	Protective	Total
Gross Carrying Value at December 31, 2022	$572.2	$1,792.0	$2,364.2
Accumulated amortization	(49.0)	(140.7)	(189.7)
Carrying Value at December 31, 2022	$523.2	$1,651.3	$2,174.5
Acquisition(1)	707.4	—	707.4
Currency translation	4.7	6.1	10.8
Gross Carrying Value at December 31, 2023	$1,284.3	$1,798.1	$3,082.4
Accumulated amortization	(49.1)	(140.8)	(189.9)
Carrying Value at December 31, 2023	$1,235.2	$1,657.3	$2,892.5
Currency translation	(6.4)	(7.9)	(14.3)
Gross Carrying Value at December 31, 2024	$1,277.9	$1,790.2	$3,068.1
Accumulated amortization(2)	(48.9)	(140.7)	(189.6)
Carrying Value at December 31, 2024	$1,229.0	$1,649.5	$2,878.5

(1)Represents amounts allocated to goodwill resulting from acquisitions, primarily for Liquibox. See Note 5, "Acquisitions," for further details.
(2)The change in accumulated amortization from December 31, 2023 to December 31, 2024 is due to the impact of foreign currency translation.
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
Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives. As of December 31, 2024, there were no impairment indicators present.

	December 31, 2024			December 31, 2023
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$284.0	$(89.9)	$194.1	$287.7	$(69.3)	$218.4
Trademarks and tradenames	56.5	(23.9)	32.6	57.0	(19.4)	37.6
Software	156.3	(131.5)	24.8	148.2	(112.8)	35.4
Technology	196.2	(75.9)	120.3	197.5	(60.1)	137.4
Contracts	11.4	(10.5)	0.9	11.5	(10.2)	1.3
Total intangible assets with definite lives	704.4	(331.7)	372.7	701.9	(271.8)	430.1
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$713.3	$(331.7)	$381.6	$710.8	$(271.8)	$439.0
The following table shows the estimated future amortization expense at December 31, 2024.

Year	Amount (In millions)
2025	$58.9
2026	47.0
2027	41.6
2028	38.8
2029	37.6
Thereafter	148.8
Total	$372.7

Amortization expense was $62.6 million in 2024, $62.7 million in 2023 and $36.1 million in 2022.
The following table shows the remaining weighted average useful life of our definite lived intangible assets as of December 31, 2024.

Remaining weighted average useful lives
Customer relationships	8.8
Trademarks and tradenames	7.3
Software	1.8
Technology	9.5
Contracts	2.9
Total identifiable intangible assets, net with definite lives	8.4
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
Note 10 Accounts Receivable Securitization Programs
U.S. Accounts Receivable Securitization Program
We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to a wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables to two banks and issuers of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries. Any transfers of fractional ownership interests of receivables under the U.S. receivables securitization program to the two banks and issuers of commercial paper administered by these banks are considered secured borrowings with the underlying receivables as collateral and will be classified as Short-term borrowings on our Consolidated Balance Sheets. These banks do not have any recourse against the general credit of the Company. The net trade receivables that served as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Consolidated Balance Sheets. There were $50.0 million and $46.5 million borrowings or corresponding net trade receivables maintained as collateral as of December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024, the maximum purchase limit for receivable interests was $50.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $50.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of December 31, 2024, the amount available to us under the program before utilization was $50.0 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a decline in the amounts available to us under the program or termination of the program.
The program expires annually and is renewable.

European Accounts Receivable Securitization Program
We and a group of our European subsidiaries maintain an accounts receivable securitization program with an SPV, two banks, and issuers of commercial paper administered by these banks. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV and are exposed to the risk of uncollectible receivables held by the SPV. Therefore, the SPV is consolidated in our Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as Short-term borrowings on our Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Consolidated Balance Sheets. There were €79.7 million ($83.0 million equivalent at December 31, 2024) and €78.4 million ($86.7 million equivalent at December 31, 2023) borrowings or corresponding net trade receivables maintained as collateral as of December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024, the maximum purchase limit for receivable interests was €80.0 million ($83.3 million equivalent at December 31, 2024), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of December 31, 2024, the amount available under this program before utilization was €80.0 million ($83.3 million equivalent at December 31, 2024).
This program expires annually and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of December 31, 2024, there were $50.0 million and €79.7 million ($83.0 million equivalent at December 31, 2024) of outstanding borrowings under our U.S. and European programs, respectively. As of December 31, 2023, there were $46.5 million and €78.4 million ($86.7 million equivalent at December 31, 2023) of outstanding borrowings under our U.S. and European programs, respectively. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. The total interest paid for these programs was $7.3 million, $6.3 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at December 31, 2024.
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
Gross amounts factored under this program for the years ended December 31, 2024, 2023 and 2022 were $721.7 million, $749.7 million, and $658.7 million, respectively. The fees associated with transfer of receivables for all programs were approximately $11.3 million, $12.3 million and $7.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 12 Supply Chain Financing Program
We facilitate a voluntary supply chain financing program to provide some of our suppliers with the opportunity to sell receivables due from us (our accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. This program is administered by participating financial institutions. When a supplier utilizes the supply chain financing program, the supplier receives a payment from the financial institution in advance of our agreed payment terms, net of a discount charged. Our responsibility is limited to making payments to the respective financial institutions on the terms originally negotiated with our supplier. No assets are pledged as collateral by the Company or any of our subsidiaries under the program. The majority of suppliers using the program are on 120 day payment terms after the end of the month in which the invoice was issued. We monitor our days payable outstanding relative to our peers and industry trends in order to assess our conclusion that the program continues to be a trade payable program and not indicative of a borrowing arrangement. The liabilities continue to be presented as Accounts payable in our Consolidated Balance Sheets until they are paid, and they are reflected as Cash flows from operating activities when settled.
The Company’s outstanding obligations confirmed as valid under our supply chain financing program for year ended December 31, 2024 was as follows:

December 31,
2024
Obligations outstanding at the beginning of the year	$153.0
Invoices confirmed during the year	478.8
Confirmed invoices paid during the year	(469.5)
Currency impact	(1.2)
Obligations outstanding at the end of the year	$161.1
Note 13 Restructuring Activities
In December 2018, the Board of Directors approved our Reinvent SEE business transformation, including the related restructuring program (“Reinvent SEE Program”), which concluded as of the end of calendar year 2022.
On August 7, 2023, the Board of Directors approved the 3-year cost take-out to grow program (“CTO2Grow Program”). The total cash cost of this program is estimated to be $160 million.
For the year ended December 31, 2024, the Company incurred cash expense including $58.0 million of restructuring charges related to headcount reductions and $30.1 million of other associated costs for the CTO2Grow Program. For the year ended December 31, 2024, the Company incurred non-cash expense of approximately $5.6 million for other associated costs primarily related to the impairment of property and equipment associated with the CTO2Grow Program.
For the year ended December 31, 2023, the Company incurred cash expense including $16.9 million of restructuring charges related to headcount reductions, $14.6 million of costs associated with contract terminations, and $1.7 million of other associated costs in connection with the CTO2Grow Program. For the year ended December 31, 2023, the Company incurred non-cash expense of approximately $32.6 million for other associated costs primarily related to the impairment of property and equipment and inventory obsolescence charges associated with the Kevothermal and plant-based rollstock business closures under the CTO2Grow Program.
CTO2Grow Program restructuring spend is estimated to be incurred as follows:

(In millions)	Total Restructuring Program	Less Program Activity to Date	Remaining Restructuring
Costs of reduction in headcount as a result of reorganization	$90	$(75)	$15
Other associated costs	45	(26)	19
Contract terminations	20	(15)	5
Total cash expense	$155	$(116)	$39
Capital expenditures	5	(2)	3
Total estimated cash cost(1)	$160	$(118)	$42
Total estimated non-cash expense(2)	$38	$(38)	$—
Total estimated expense(3)	$193	$(154)	$39

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
The Company also has restructuring programs related to acquisitions. We recorded less than $1 million of expenses related to these programs within Restructuring charges in our Consolidated Statements of Operations during the years ended December 31, 2024, 2023 and 2022. See Note 5, "Acquisitions," for additional information related to recent acquisitions.
The following table details our aggregate restructuring activities as reflected in the Consolidated Statements of Operations.

	Year Ended December 31,
(In millions)	2024	2023	2022
Other associated costs	$30.3	$34.5	$9.3
Contract terminations	(0.1)	14.6	—
Restructuring charges	57.8	15.6	12.1
Total charges	$88.0	$64.7	$21.4
Capital expenditures	$2.3	$0.4	$9.7

The aggregate restructuring accrual, spending and other activity for the years ended December 31, 2024, 2023 and 2022 and the accrual balance remaining at those year-ends were as follows:

(In millions)
Restructuring accrual at December 31, 2021	$11.3
Accrual and accrual adjustments	12.1
Cash payments during 2022	(8.6)
Effect of changes in foreign currency exchange rates	(0.1)
Restructuring accrual at December 31, 2022	$14.7
Headcount accrual and accrual adjustments	15.6
Contract termination accrual and adjustments	11.0
Cash payments during 2023	(17.2)
Effect of changes in foreign currency exchange rates	0.2
Restructuring accrual at December 31, 2023	$24.3
Headcount accrual and accrual adjustments	57.8
Cash payments during 2024	(37.5)
Effect of changes in foreign currency exchange rates	(1.0)
Restructuring accrual at December 31, 2024	$43.6
We expect to pay $42.6 million of the accrual balance remaining at December 31, 2024 within the next twelve months. This amount is included in Accrued restructuring costs on the Consolidated Balance Sheets at December 31, 2024. The remaining accrual of $1.0 million is expected to be paid primarily in 2026. This amount is included in Other non-current liabilities on our Consolidated Balance Sheets at December 31, 2024.
The CTO2Grow Program was approved by our Board of Directors as a consolidated program benefiting both Food and Protective, and accordingly the expected program spend by reporting segment is not available. However, of the total restructuring accrual of $43.6 million as of December 31, 2024, $23.3 million was attributable to Food and $20.3 million was attributable to Protective.
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
In September 2023, the Board of Directors approved a plan to cease operating the plant-based rollstock business and line located in Simpsonville, South Carolina. The decision to cease operations for the plant-based rollstock business, which is reported in our Food segment, was triggered by lower demand for our product due to competitive alternatives in the market. We ceased full manufacturing operations in 2024.
For the year ended December 31, 2023, we recorded $54.1 million of closure charges as part of the CTO2Grow Program primarily associated with Kevothermal, the plant-based rollstock business, and other activities, which included $25.8 million of impairment related to property and equipment, $14.6 million of contract terminations, $6.6 million of inventory obsolescence charges and $7.1 million of severance and other closure related costs. The closure charges, excluding the severance related costs, are reflected within (Loss) Gain on disposal and sale of businesses and property and equipment, net on the Consolidated Statements of Operations. The severance related charges are reflected in Restructuring charges on the Consolidated Statements of Operations. Of the $54.1 million of closure charges, $32.6 million were non-cash.
Note 14 Other Current and Non-Current Liabilities
The following tables detail our other current liabilities and other non-current liabilities at December 31, 2024 and 2023:

	December 31,
(In millions)	2024	2023
Other current liabilities:
Accrued salaries, wages and related costs	$209.6	$164.1
Accrued operating expenses and other	140.3	167.6
Uncertain tax position liability	20.5	1.7
Accrued customer volume rebates	103.7	100.9
Accrued interest	59.7	52.7
Total	$533.8	$487.0

	December 31,
(In millions)	2024	2023
Other non-current liabilities:
Accrued employee benefit liability	$92.8	$116.6
Other postretirement liability	24.5	25.8
Uncertain tax position liability	268.1	288.3
Other various liabilities	77.0	95.0
Total	$462.4	$525.7
Note 15 Debt and Credit Facilities
Our total debt outstanding consisted of the amounts set forth in the following table:

		December 31,
(In millions)	Interest rate	2024	2023
Short-term borrowings(1)		$140.5	$140.7
Current portion of long-term debt(2)		64.6	35.7
Total current debt		205.1	176.4
Term Loan A due March 2027		685.2	1,021.1
Senior Notes due September 2025	5.500%	—	399.1
Senior Secured Notes due October 2026	1.573%	598.1	597.0
Senior Notes due December 2027	4.000%	423.1	422.5
Senior Notes due February 2028	6.125%	767.0	764.8
Senior Notes due April 2029	5.000%	422.3	421.7
Senior Notes due February 2031	7.250%	421.3	420.9
Senior Notes due July 2032	6.500%	396.2	—
Senior Notes due July 2033	6.875%	446.9	446.7
Other(2)		38.7	20.1
Total long-term debt, less current portion(3)		4,198.8	4,513.9
Total debt(4)		$4,403.9	$4,690.3

(1)Short-term borrowings of $140.5 million at December 31, 2024 were comprised of $83.0 million under our European securitization program, $50.0 million under our U.S. securitization program, and $7.5 million from various lines of credit. Short-term borrowings of $140.7 million at December 31, 2023 were comprised of $86.7 million under our European securitization program, $46.5 million under our U.S. securitization program, and $7.5 million from various lines of credit.
(2)As of December 31, 2024 and December 31, 2023, Current portion of long-term debt included finance lease liabilities of $6.6 million and $6.7 million, respectively. Other debt includes $12.9 million and $12.8 million of long-term liabilities associated with our finance leases as of December 31, 2024 and 2023, respectively. See Note 4, “Leases,” for additional information on finance and operating lease liabilities.

(3)Amounts are shown net of unamortized discounts and issuance costs of $31.5 million and $36.9 million as of December 31, 2024 and 2023, respectively.
(4)As of December 31, 2024, our weighted average interest rate on our short-term borrowings outstanding was 4.5% and on our long-term debt outstanding was 5.4%. As of December 31, 2023, our weighted average interest rate on our short-term borrowings outstanding was 5.3% and on our long-term debt outstanding was 5.6%.
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

Year	Amount (In millions)
2025	$65.8
2026	668.7
2027	1,082.4
2028	776.2
2029	425.7
Thereafter	1,282.5
Total	$4,301.3
Amended and Restated Senior Secured Credit Facility
2023 Activity
On February 1, 2023, the Company used proceeds from the incremental term facility, as described below, to finance in part the Liquibox acquisition. We incurred $11.0 million of lender and third-party fees included in carrying amounts of outstanding debt. See Note 5, "Acquisitions," for further details related to the Liquibox acquisition.
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
Total amortization expense related to the senior secured credit facility was $4.0 million, $3.5 million and $1.3 million, included within Interest expense, net on our Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, respectively.
Senior Notes
2024 Activity
On June 28, 2024, the Company, together with Sealed Air Corporation (US), a wholly owned subsidiary of the Company, collectively issued $400.0 million aggregate principal amount of 6.500% senior notes due 2032 (the “2032 Notes”). The 2032 Notes will mature on July 15, 2032. Interest is payable on January 15 and July 15 of each year, commencing on January 15, 2025. The 2032 Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned domestic subsidiaries that guarantee its senior secured credit facilities (other than Sealed Air Corporation (US)), subject to release under certain circumstances. We capitalized $4.0 million of fees incurred in connection with the 2032 Notes, which are included in Long-term debt, less current portion on our Consolidated Balance Sheets.
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
The net proceeds from the 2032 Notes offering were used to repurchase all of the Company’s outstanding 5.500% senior notes due 2025 (the "2025 Notes") pursuant to the tender offer commenced by the Company on June 17, 2024 and satisfy and discharge all of the Company's outstanding 2025 Notes in accordance with the terms of the indenture governing the 2025 Notes and to pay related premiums, fees and expenses in connection therewith. The aggregate repurchase price was $407.9 million, which included the principal amount of $400.0 million, a premium of $6.2 million and accrued interest of $1.7 million. We recognized a pre-tax loss of $6.8 million on the extinguishment, including the premium mentioned above and $0.6 million of accelerated amortization of non-lender fees, included within Other expense, net on our Consolidated Statements of Operations during the second quarter of 2024.
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

	December 31,
(In millions)	2024	2023
Used lines of credit(1)	$140.5	$140.7
Unused lines of credit	1,141.4	1,134.7
Total available lines of credit(2)	$1,281.9	$1,275.4

(1)Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and borrowings under lines of credit available to several subsidiaries.
(2)Of the total available lines of credit, $1,133.3 million were committed as of December 31, 2024.
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Our senior secured credit facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio to EBITDA. We were in compliance with the above financial covenants and limitations at December 31, 2024 and 2023.
Note 16 Derivatives and Hedging Activities
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
Net unrealized after-tax gains/losses related to cash flow hedging activities included in AOCL were a $4.4 million gain, a $3.5 million loss and a $0.8 million gain for the years ended December 31, 2024, 2023 and 2022, respectively. The unrealized amount in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $3.2 million of net unrealized gains related to cash flow hedging activities included in AOCL will be reclassified into earnings within the next twelve months.
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
Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At December 31, 2024 and 2023, we had no outstanding interest rate swaps.
Net Investment Hedge
In February 2023, we repaid the €400.0 million 4.500% senior notes issued in June 2015, which were previously designated as a net investment hedge against the foreign currency exposure of a portion of our net investment in a certain Euro-functional currency subsidiaries. See Note 15, "Debt and Credit Facilities," for additional information about the repayment of the notes.
In the first quarter of 2023, we entered into a series of cross-currency swaps with a combined notional amount of $432.8 million. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. The maturity date for this series of cross-currency swaps is February 1, 2028. We recognized $3.1 million and $2.8 million of interest income within Interest expense, net on the Consolidated Statements of Operations for the years ended December 31, 2024 and 2023, respectively, related to these contracts.
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
Fair Value of Derivative Instruments
See Note 17, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.
The following table details the fair value of our derivative instruments included on our Consolidated Balance Sheets.

	Cash Flow Hedge		Net Investment Hedge		Non-Designated as Hedging Instruments		Total
	December 31,		December 31,		December 31,		December 31,
(In millions)	2024	2023	2024	2023	2024	2023	2024	2023
Derivative Assets
Foreign currency forward contracts	$4.8	$0.2	$—	$—	$1.2	$4.9	$6.0	$5.1
Cross-currency swaps	—	—	3.2	—	—	—	3.2	—
Total Derivative Assets	$4.8	$0.2	$3.2	$—	$1.2	$4.9	$9.2	$5.1
Derivative Liabilities
Foreign currency forward contracts	$(0.4)	$(2.7)	$—	$—	$(6.2)	$(1.6)	$(6.6)	$(4.3)
Cross-currency swaps	—	—	—	(19.9)	—	—	—	(19.9)
Total Derivative Liabilities	$(0.4)	$(2.7)	$—	$(19.9)	$(6.2)	$(1.6)	$(6.6)	$(24.2)
Net Derivatives(1)	$4.4	$(2.5)	$3.2	$(19.9)	$(5.0)	$3.3	$2.6	$(19.1)

(1)The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities		Other Non-current Assets		Other Non-current Liabilities
	December 31,		December 31,		December 31,		December 31,
(In millions)	2024	2023	2024	2023	2024	2023	2024	2023
Gross position	$6.0	$5.1	$(6.6)	$(4.3)	$3.2	$—	$—	$(19.9)
Impact of master netting agreements	(0.4)	(1.1)	0.4	1.1	—	—	—	—
Net amounts recognized on the Consolidated Balance Sheets	$5.6	$4.0	$(6.2)	$(3.2)	$3.2	$—	$—	$(19.9)
The following table details the effect of our derivative instruments on our Consolidated Statements of Operations.

	Location of Gain (Loss) Recognized on	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Consolidated Statements of Operations	Year Ended December 31,
(In millions)		2024	2023	2022
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$0.3	$4.2	$10.9
Treasury locks	Interest expense, net	0.1	0.1	0.1
Sub-total cash flow hedges		0.4	4.3	11.0
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other expense, net	(27.7)	12.0	7.8
Total		$(27.3)	$16.3	$18.8

Note 17 Fair Value Measurements, Equity Investments and Other Financial Instruments
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
The fair value, measured on a recurring basis, of our financial instruments, using the fair value hierarchy under GAAP are included in the table below.

	December 31, 2024
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$56.3	$56.3	$—	$—
Derivative financial and hedging instruments net (liability) asset:
Foreign currency forward contracts	$(0.6)	$—	$(0.6)	$—
Cross-currency swaps	$3.2	$—	$3.2	$—

	December 31, 2023
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$40.2	$40.2	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts	$0.8	$—	$0.8	$—
Cross-currency swaps	$(19.9)	$—	$(19.9)	$—
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
Foreign currency forward contracts are included in Prepaid expenses and other current assets and Other current liabilities on the Consolidated Balance Sheets as of December 31, 2024 and 2023. Cross-currency swaps are included in Other non-current assets and Other non-current liabilities on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.
Equity Investments
Sealed Air maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 ("ASC 321") for equity investments that do not have readily determinable fair values. We do not exercise significant influence over these companies. The following carrying value of these investments were included within Other non-

current assets in our Consolidated Balance Sheets.

	December 31,
(In millions)	2024	2023	2022
Carrying value at the beginning of period	$13.8	$13.3	$45.8
Purchases	—	—	—
Impairments or downward adjustments	—	—	(31.6)
Upward adjustments	—	—	—
Currency translation on investments	0.1	0.5	(0.9)
Carrying value at the end of period	$13.9	$13.8	$13.3
During the first quarter of 2022, we recorded a $15.5 million impairment on an equity investment arising from the announced termination of a planned merger between the investee and a special purpose acquisition company due to unfavorable capital market conditions. This impairment loss was recorded within Other expense, net on the Consolidated Statements of Operations. In connection with our second quarter 2022 review of the investee's financial performance, we obtained the investee's latest financial forecast, which showed deterioration across several key operating and liquidity metrics. This was deemed to be a triggering event for potential impairment. Accordingly, we performed a quantitative impairment test as of June 30, 2022 to determine the fair value of the equity investment. Based on discounted cash flow and market participant data as of June 30, 2022, and our projections related to the investee's ability to remain a going concern, we concluded that the fair value of the investment was zero. Sealed Air recorded an impairment loss of $16.1 million equal to the difference between the fair value of the investment as of June 30, 2022 and its carrying value at March 31, 2022. The $16.1 million impairment loss was recorded within Other expense, net on the Consolidated Statements of Operations during the second quarter of 2022.
As of December 31, 2024 and 2023, cumulative upward adjustments to our equity investments were $21.7 million. The cumulative impairments or downward adjustments to our equity investments were $31.6 million, as of December 31, 2024 and 2023.
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
The table below shows the carrying amounts and estimated fair values of our debt, excluding our lease liabilities:

		December 31, 2024		December 31, 2023
(In millions)	Interest rate	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A due March 2027(1)		$743.2	$743.2	$1,050.1	$1,050.1
Senior Notes due September 2025	5.500%	—	—	399.1	400.7
Senior Secured Notes due October 2026	1.573%	598.1	564.5	597.0	539.5
Senior Notes due December 2027	4.000%	423.1	405.5	422.5	399.4
Senior Notes due February 2028	6.125%	767.0	777.4	764.8	780.8
Senior Notes due April 2029	5.000%	422.3	408.5	421.7	410.8
Senior Notes due February 2031	7.250%	421.3	439.1	420.9	450.3
Senior Notes due July 2032	6.500%	396.2	401.7	—	—
Senior Notes due July 2033	6.875%	446.9	468.2	446.7	477.0
Other foreign borrowings(1)		109.9	109.8	94.1	94.1
Other domestic borrowings		56.4	56.4	65.9	65.0
Total debt(2)		$4,384.4	$4,374.3	$4,682.8	$4,667.7

(1)Includes borrowings denominated in currencies other than U.S. dollars.
(2)The carrying amount and estimated fair value of debt exclude lease liabilities.
In addition to the table above, the Company remeasures amounts related to certain equity compensation that are carried at fair value on a recurring basis in the Consolidated Financial Statements or for which a fair value measurement was required. Refer to Note 22, “Stockholders’ Equity,” for additional detail on share-based compensation. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets and asset retirement obligations.
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

Note 18 Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans
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
The expense associated with our contributions to the U.S. profit sharing plan and retirement savings plan are charged to operations and amounted to $46.8 million in 2024, $45.7 million in 2023 and $43.9 million in 2022. In 2024, 707,590 shares were contributed as part of our contribution to the profit sharing plan related to 2023; in 2023, 504,626 shares were contributed as part of our contribution to the profit sharing plan related to 2022; and in 2022, 350,668 shares were contributed as part of our contribution to the profit sharing plan related to 2021. These shares were issued out of treasury stock.
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
The following table shows total benefit cost (income) related to our pension plans and the classification on our Consolidated Statements of Operations for the three years ended December 31:

	Year Ended December 31,
(In millions)	2024	2023	2022
U.S. and international net periodic benefit cost included in cost of sales(1)	$1.2	$1.0	$1.2
U.S. and international net periodic benefit cost included in selling, general and administrative expenses	2.5	2.4	3.1
U.S. and international net periodic benefit cost (income) and cost of special events included in other expense, net	2.1	4.8	(6.7)
Total benefit cost (income)	$5.8	$8.2	$(2.4)

(1)The amount recorded in inventory for the years ended December 31, 2024, 2023 and 2022 was not material.
A number of our U.S. employees, including some employees who are covered by collective bargaining agreements, participate in defined benefit pension plans. Some of our international employees participate in defined benefit pension plans in their respective countries. The following table presents our funded status for 2024 and 2023 for our U.S. and international pension plans. The measurement date used to determine benefit obligations and plan assets is December 31 for all material plans.

	December 31, 2024			December 31, 2023
(In millions)	U.S.	International	Total	U.S.	International	Total
Change in benefit obligation:
Projected benefit obligation at beginning of period	$135.5	$538.6	$674.1	$139.5	$481.8	$621.3
Service cost	0.1	3.6	3.7	0.1	3.3	3.4
Interest cost	6.6	20.1	26.7	7.2	21.4	28.6
Actuarial (gain) loss	(3.7)	(25.5)	(29.2)	3.3	31.5	34.8
Settlement	—	(4.6)	(4.6)	—	(2.4)	(2.4)
Benefits paid	(11.8)	(26.3)	(38.1)	(14.7)	(25.4)	(40.1)
Employee contributions	—	0.9	0.9	—	0.9	0.9
Other	—	(0.4)	(0.4)	0.1	—	0.1
Foreign exchange impact	—	(29.9)	(29.9)	—	27.5	27.5
Projected benefit obligation at end of period	$126.7	$476.5	$603.2	$135.5	$538.6	$674.1
Change in plan assets:
Fair value of plan assets at beginning of period	$106.6	$489.5	$596.1	$113.5	$456.9	$570.4
Actual return on plan assets	3.5	(0.8)	2.7	7.8	23.4	31.2
Employer contributions	6.7	8.7	15.4	—	9.1	9.1
Employee contributions	—	0.9	0.9	—	0.9	0.9
Benefits paid	(11.8)	(26.3)	(38.1)	(14.7)	(25.4)	(40.1)
Settlement	—	(4.6)	(4.6)	—	(2.5)	(2.5)
Other	—	(0.4)	(0.4)	—	(0.4)	(0.4)
Foreign exchange impact	—	(24.4)	(24.4)	—	27.5	27.5
Fair value of plan assets at end of period	$105.0	$442.6	$547.6	$106.6	$489.5	$596.1
Underfunded status at end of year	$(21.7)	$(33.9)	$(55.6)	$(28.9)	$(49.1)	$(78.0)
Accumulated benefit obligation at end of year	$126.7	$468.2	$594.9	$135.5	$528.9	$664.4
Actuarial gains resulting in a decrease to our projected benefit obligation for the year ended December 31, 2024 were primarily due to an increase in weighted average discount rates for our U.S. and International plans of 40 basis points and 20 basis points, respectively. Actuarial losses resulting in an increase to our projected benefit obligation for the year ended December 31, 2023 were primarily due to a decrease in weighted average discount rates for our U.S. and International plans of 40 basis points and 60 basis points, respectively.
Amounts included in the Consolidated Balance Sheets are summarized in the following table:

	December 31, 2024			December 31, 2023
(In millions)	U.S.	International	Total	U.S.	International	Total
Other non-current assets	$—	$39.6	$39.6	$—	$40.9	$40.9
Other current liabilities	—	(3.5)	(3.5)	—	(4.3)	(4.3)
Other non-current liabilities	(21.7)	(71.1)	(92.8)	(28.9)	(87.7)	(116.6)
Net amount recognized(1)	$(21.7)	$(35.0)	$(56.7)	$(28.9)	$(51.1)	$(80.0)

(1)Includes the underfunded status of material plans as presented in the previous table, as well as the underfunded status of other plans deemed to be immaterial.
The following table shows the components of our net periodic benefit cost (income) for the years ended December 31, for our pension plans:

	December 31, 2024			December 31, 2023			December 31, 2022
(In millions)	U.S.	International	Total	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost (income):
Service cost	$0.1	$3.6	$3.7	$0.1	$3.3	$3.4	$0.1	$4.2	$4.3
Interest cost	6.6	20.1	26.7	7.2	21.4	28.6	4.1	11.4	15.5
Expected return on plan assets	(7.0)	(22.6)	(29.6)	(7.2)	(21.8)	(29.0)	(9.0)	(18.8)	(27.8)
Amortization of net prior service cost	—	0.3	0.3	—	0.2	0.2	—	0.3	0.3
Amortization of net actuarial loss	1.7	3.9	5.6	1.5	3.3	4.8	1.7	3.6	5.3
Net periodic benefit cost (income)	1.4	5.3	6.7	1.6	6.4	8.0	(3.1)	0.7	(2.4)
Settlement (income) cost	—	(0.9)	(0.9)	—	0.2	0.2	—	—	—
Total benefit cost (income)	$1.4	$4.4	$5.8	$1.6	$6.6	$8.2	$(3.1)	$0.7	$(2.4)
The amounts included in AOCL that have not yet been recognized as components of net periodic benefit cost at December 31, 2024 and 2023 are:

	December 31, 2024			December 31, 2023
(In millions)	U.S.	International	Total	U.S.	International	Total
Unrecognized net prior service cost	$0.3	$4.2	$4.5	$0.3	$4.4	$4.7
Unrecognized net actuarial loss	41.3	146.9	188.2	43.2	151.9	195.1
Total	$41.6	$151.1	$192.7	$43.5	$156.3	$199.8

Changes in plan assets and benefit obligations reflected in AOCL for the years ended December 31, 2024 and 2023 were as follows:

	December 31, 2024			December 31, 2023
(In millions)	U.S.	International	Total	U.S.	International	Total
Current year actuarial (gain) loss	$(0.2)	$(2.0)	$(2.2)	$2.7	$29.9	$32.6
Prior service cost occurring during the year	—	—	—	0.2	—	0.2
Amortization of net actuarial loss	(1.7)	(3.9)	(5.6)	(1.5)	(3.3)	(4.8)
Amortization of net prior service cost	—	(0.2)	(0.2)	—	(0.2)	(0.2)
Settlement	—	0.9	0.9	—	(0.2)	(0.2)
Total	$(1.9)	$(5.2)	$(7.1)	$1.4	$26.2	$27.6

Information for plans with accumulated benefit obligations in excess of plan assets as of December 31, 2024 and 2023 are as follows:

	December 31, 2024			December 31, 2023
(In millions)	U.S.	International	Total	U.S.	International	Total
Accumulated benefit obligation	$126.7	$93.5	$220.2	$135.5	$103.5	$239.0
Fair value of plan assets	105.0	25.9	130.9	106.6	20.8	127.4
Information for plans with projected benefit obligations in excess of plan assets as of December 31, 2024 and 2023 are as follows:

	December 31, 2024			December 31, 2023
(In millions)	U.S.	International	Total	U.S.	International	Total
Projected benefit obligation	$126.7	$99.5	$226.2	$135.5	$110.7	$246.2
Fair value of plan assets	105.0	25.9	130.9	106.6	20.8	127.4

Actuarial Assumptions
Weighted average assumptions used to determine benefit obligations at December 31, 2024 and 2023 were as follows:

	December 31, 2024		December 31, 2023
	U.S.	International	U.S.	International
Benefit obligations
Discount rate	5.6%	4.2%	5.1%	3.9%
Rate of compensation increase	N/A	2.1%	N/A	2.5%
Cash balance interest credit rate	4.3%	1.5%	3.9%	1.4%
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were as follows:

	December 31, 2024		December 31, 2023		December 31, 2022
	U.S.	International	U.S.	International	U.S.	International
Net periodic benefit cost
Discount rate	5.1%	3.9%	5.5%	4.5%	2.8%	1.9%
Expected long-term rate of return	6.7%	4.9%	6.7%	4.8%	6.3%	3.1%
Rate of compensation increase	N/A	2.5%	N/A	2.5%	N/A	2.3%
Cash balance interest credit rate	3.9%	1.4%	4.2%	2.2%	1.6%	1.1%
Estimated Future Benefit Payments
We expect the following estimated future benefit payments, which reflect expected future service as appropriate, to be paid in the years indicated:

	Amount (In millions)
Year	U.S.	International	Total
2025	$11.3	$27.5	$38.8
2026	11.3	28.0	39.3
2027	11.1	28.0	39.1
2028	10.9	30.1	41.0
2029	10.9	31.2	42.1
2030 to 2034 (combined)	50.8	164.1	214.9
Total	$106.3	$308.9	$415.2
 Plan Assets
We review the expected long-term rate of return on plan assets annually, taking into consideration our asset allocation, historical returns, and the current economic environment. The expected return on plan assets is calculated based on the fair value of plan assets at year end. To determine the expected return on plan assets, expected cash flows have been taken into account.
Our long-term objectives for plan investments are to ensure that (a) there is an adequate level of assets to support benefit obligations to participants over the life of the plans, (b) there is sufficient liquidity in plan assets to cover current benefit obligations, and (c) there is a high level of investment return consistent with a prudent level of investment risk. The investment strategy is focused on a long-term total return in excess of a pure fixed income strategy with short-term volatility less than that of a pure equity strategy. To accomplish these objectives, in many instances the plan assets are invested on a glide-path which reduces the exposure to return-seeking assets as a plan's funded status increases. Overall, we invest assets primarily in a diversified mix of equity and fixed income investments. For our U.S. plan, the target asset allocation includes approximately 70% in return seeking assets, which are primarily comprised of global equities. The remainder of the target asset allocation for the U.S. plan is comprised of liability hedging assets which are primarily fixed income investments.

In some of our international pension plans, we have purchased bulk annuity contracts (buy-ins). These annuity contracts provide cash flows that match the future benefit payments for a specific group of pensioners. These contracts are issued by third party insurance companies with no affiliation to Sealed Air. Insurance companies from which we purchase the annuity contracts are assessed as credit worthy. As of December 31, 2024 and 2023, buy-ins represented $94.7 million and $107.0 million of total plan assets, respectively. The value of these assets is actuarially determined based on the present value of the underlying liabilities.
We currently expect our contributions to the pension plans to be approximately $7.9 million in 2025. Additionally, we expect benefits paid directly by the Company related to our defined benefit pension plans to be $3.6 million in 2025.
The fair values of our U.S. and international pension plan assets, by asset category and by the level of fair values are as follows:

	December 31, 2024					December 31, 2023
	Total					Total
(In millions)	Fair Value	Level 1	Level 2	Level 3	NAV(5)	Fair Value	Level 1	Level 2	Level 3	NAV(5)
Cash and cash equivalents(1)	$10.0	$2.2	$7.8	$—	$—	$6.9	$2.4	$4.5	$—	$—
Fixed income funds(2)	253.6	—	146.6	—	107.0	290.5	—	174.5	—	116.0
Equity funds(3)	73.4	—	39.0	—	34.4	73.2	—	37.9	—	35.3
Other(4)	210.6	—	1.2	157.0	52.4	225.5	—	1.4	169.2	54.9
Total	$547.6	$2.2	$194.6	$157.0	$193.8	$596.1	$2.4	$218.3	$169.2	$206.2

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
(5)These assets are measured at Net Asset Value (NAV) as a practical expedient under ASC 820.
The following table shows the activity of our U.S. and international plan assets that are measured at fair value using Level 3 inputs.

	December 31,
(In millions)	2024	2023
Balance at beginning of period	$169.2	$159.3
(Loss) gain on assets still held at end of year	(0.7)	13.2
Purchases, sales, issuance, and settlements	(7.8)	(12.9)
Foreign exchange (loss) gain	(3.7)	9.6
Balance at end of period	$157.0	$169.2
Note 19 Other Post-Employment Benefit Plans
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

Contributions made by us, net of Medicare Part D subsidies received in the U.S., are reported below as benefits paid. We may change the benefits at any time. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans, follows:

	December 31,
(In millions)	2024	2023
Change in benefit obligations:
Benefit obligation at beginning of period	$30.4	$33.3
Interest cost	1.4	1.6
Actuarial gain	(1.1)	(1.6)
Benefits paid, net	(2.2)	(2.9)
Benefit obligation at end of period	$28.5	$30.4
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	2.2	2.9
Benefits paid, net	(2.2)	(2.9)
Fair value of plan assets at end of period	$—	$—
Net amount recognized:
Underfunded status	$(28.5)	$(30.4)
Accumulated benefit obligation at end of year	$28.5	$30.4
Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(4.0)	$(4.6)
Non-current liability	(24.5)	(25.8)
Net amount recognized	$(28.5)	$(30.4)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial gain	$(6.2)	$(5.3)
Net prior service credit	(1.0)	(1.3)
Total	$(7.2)	$(6.6)

Actuarial gains resulting in a decrease to our accumulated benefit obligation for the year ended December 31, 2024 were primarily due to an increase in the discount rate of 40 basis points. Actuarial gains resulting in a decrease to our accumulated benefit obligation for the year ended December 31, 2023 were primarily due to a decrease in expected utilization of employer funded portions of retiree medical savings accounts. This change was based on an analysis of actual historical utilization rates over the last five years. The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 5.5% at December 31, 2024 and 5.1% at December 31, 2023.
The components of net periodic benefit cost were as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Components of net periodic benefit cost:
Interest cost	1.4	1.6	0.7
Amortization of net actuarial gain	(0.2)	(0.1)	(0.1)
Amortization of net prior service credit	(0.3)	(0.3)	(0.3)
Net periodic benefit cost	$0.9	$1.2	$0.3
Impact of settlement/curtailment	—	—	—
Total benefit cost for fiscal year	$0.9	$1.2	$0.3

The amortization of any prior service credit is determined using a straight-line amortization of the credit over the average remaining service period of employees expected to receive benefits under the plan. Changes in benefit obligations that were recognized in AOCL for the years ended December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024			December 31, 2023
(In millions)	U.S.	International	Total	U.S.	International	Total
Current year actuarial gain	$(1.1)	$—	$(1.1)	$(1.6)	$—	$(1.6)
Amortization of actuarial gain	0.1	0.1	0.2	—	0.1	0.1
Amortization of prior service credit	0.3	—	0.3	0.3	—	0.3
Total	$(0.7)	$0.1	$(0.6)	$(1.3)	$0.1	$(1.2)
Healthcare Cost Trend Rates
The assumed healthcare cost trend rates have an effect on the amounts recognized in our Consolidated Statements of Operations for the healthcare plans. For the year ended December 31, 2024, healthcare cost trend rates were assumed to be 6.8% for the U.S. plan and 5.0% for the Canada plan. The trend rates assumed for 2025 are 7.0% and 5.0% for the U.S. and Canada plan, respectively. Rates are expected to decrease to 5.0% by 2033 for the U.S. plan, and remain unchanged in future years for the Canada plan.
Expected post-retirement benefits (net of Medicare Part D subsidies) for each of the next five years and succeeding five years are as follows:

Year	Amount (In millions)
2025	$4.6
2026	3.9
2027	3.4
2028	2.9
2029	2.5
2030 to 2034 (combined)	9.4
Total	$26.7

Note 20 Income Taxes
In 2024, 2023 and 2022, we recorded tax provisions of $188.9 million, $90.4 million and $238.0 million, respectively. Cash tax payments, net of refunds were $109.7 million, $357.7 million and $192.2 million for 2024, 2023 and 2022, respectively.
Tax Cuts and Jobs Act
Beginning in 2022, taxpayers are required to capitalize research and development costs and amortize them over a 5 or 15 year life. The impact of this change on the financial statements is reflected as an increase in the deferred tax asset related to capitalized expenses.
Inflation Reduction Act
The Inflation Reduction Act ("IRA") was signed into law on August 16, 2022. The IRA includes climate and energy provisions and introduces a 15% corporate alternative minimum tax, among other items. The enactment of the IRA did not result in any adjustments to our income tax provisions in 2024 and 2023. We do not expect the legislation to have a material impact on our consolidated financial statements.
The components of earnings before income tax provision were as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Domestic	$150.0	$134.8	$434.0
Foreign	308.4	294.9	295.3
Total	$458.4	$429.7	$729.3

The components of our income tax provision were as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Current tax expense:
Federal	$90.0	$23.6	$154.1
State and local	13.4	13.2	25.6
Foreign	101.9	81.8	88.7
Total current expense	$205.3	$118.6	$268.4
Deferred tax (benefit) expense:
Federal	$(51.1)	$(28.1)	$(23.4)
State and local	1.5	(5.8)	2.3
Foreign	33.2	5.7	(9.3)
Total deferred tax (benefit) expense	(16.4)	(28.2)	(30.4)
Total income tax provision	$188.9	$90.4	$238.0
Deferred tax assets (liabilities) consist of the following:

	December 31,
(In millions)	2024	2023
Accruals not yet deductible for tax purposes	$30.7	$27.5
Net operating loss carryforwards	186.3	222.2
Foreign, federal and state credits	23.8	13.6
Employee benefit items	46.8	41.9
Capitalized expenses	134.7	114.8
Derivatives and other	45.5	52.2
Sub-total deferred tax assets	467.8	472.2
Valuation allowance	(183.3)	(205.6)
Total deferred tax assets	$284.5	$266.6

Depreciation and amortization	$(93.4)	$(111.4)
Unremitted foreign earnings	(1.6)	(1.6)
Intangible assets	(103.6)	(65.0)
Total deferred tax liabilities	(198.6)	(178.0)
Net deferred tax assets	$85.9	$88.6
The increase in deferred tax assets is primarily related to disallowed interest expense and capitalized research expense. The increase in deferred tax liabilities is primarily due to the transfer of intellectual property associated with legal entity restructuring. Valuation allowances have been provided based on the uncertainty of realizing the tax benefits of certain deferred tax assets, primarily:
•$166.0 million of foreign items, primarily net operating losses; and
•$12.8 million of tax credits.
For the year ended December 31, 2024, the valuation allowances decreased by $22.3 million. The change is primarily driven by decreases in foreign net operating losses.

As of December 31, 2024, we have foreign net operating loss carryforwards of $763.0 million expiring in years beginning in 2025, with most losses having an unlimited carryover. The state net operating loss carryforwards totaling $162.9 million expire in various amounts over 1 to 19 years.
As of December 31, 2024, we have $15.9 million of federal tax credit carryforwards and $10.0 million of state credit carryovers expiring between 2025 and 2034.
The Company has indefinitely reinvested most of its foreign earnings, which are the principal component of U.S. and foreign outside basis differences. The total amount of unremitted foreign earnings is approximately $5.2 billion upon which the U.S. federal income tax effect has largely been recorded because of the one-time mandatory tax on previously deferred foreign earnings of foreign subsidiaries provision (“Transition Tax”) associated with the Tax Cuts and Jobs Act of 2017. Remitting these foreign earnings would result in additional foreign and U.S. income tax consequences, the net tax costs of which are not practicable to determine.
A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate, 21%, to income before provision for income taxes, is as follows:

	Year Ended December 31,
(In millions)	2024		2023		2022
Computed expected tax	$96.2	21.0%	$90.2	21.0%	$153.2	21.0%
State income taxes, net of federal tax benefit	12.1	2.6%	4.8	1.1%	18.3	2.5%
Foreign earnings taxed at different rates	24.9	5.4%	4.5	1.0%	10.3	1.4%
U.S. tax on foreign earnings	10.8	2.4%	14.9	3.5%	16.8	2.3%
Tax credits	(24.2)	(5.3)%	(27.6)	(6.4)%	(30.6)	(4.2)%
Withholding tax	4.4	1.0%	6.0	1.4%	7.0	1.0%
Net change in valuation allowance	(3.3)	(0.7)%	13.0	3.0%	1.0	0.1%
Net change in unrecognized tax benefits	12.2	2.7%	(22.3)	(5.2)%	65.3	9.0%
Deferred tax adjustments	43.3	9.4%	0.4	0.1%	—	—%
Other	12.5	2.7%	6.5	1.5%	(3.3)	(0.5)%
Income tax provision and rate	$188.9	41.2%	$90.4	21.0%	$238.0	32.6%
Unrecognized Tax Benefits
We are providing the following disclosures related to our unrecognized tax benefits and the effect on our effective income tax rate if recognized:

	Year Ended December 31,
(In millions)	2024	2023	2022
Beginning balance of unrecognized tax benefits	$236.6	$420.1	$389.0
Additions for tax positions of current year	2.3	0.9	1.3
Additions for tax positions of prior years	1.8	7.5	41.6
Reductions for tax positions of prior years	(11.7)	(0.4)	(4.1)
Reductions for lapses of statutes of limitation and settlements	(1.6)	(191.5)	(7.7)
Ending balance of unrecognized tax benefits	$227.4	$236.6	$420.1

In 2024, our unrecognized tax benefit decreased by $9.2 million primarily related to foreign currency translation on unrecognized tax benefits. In 2023, our unrecognized tax benefit decreased by $183.5 million, primarily related to the definitive agreement reached with the IRS independent Office of Appeals for the 2014 taxable year.
If the unrecognized tax benefits at December 31, 2024 were recognized, our income tax provision would decrease by $204.3 million, resulting in a substantially lower effective tax rate. Based on the potential outcome of the Company’s global tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is possible that the unrecognized tax benefits could change significantly within the next 12 months. It is reasonably possible that the unrecognized tax benefits ending balance could decrease between $20 million to $50 million during 2025 as a result of audit resolutions for jurisdictions within our Americas region.

We recognize interest and penalties associated with unrecognized tax benefits in our income tax provision in the Consolidated Statements of Operations. Interest and penalties recorded were $10.4 million, $8.4 million, and $29.0 million, respectively in 2024, 2023 and 2022. We had gross liabilities for interest and penalties of $107.9 million at December 31, 2024, $97.3 million at December 31, 2023 and $120.8 million at December 31, 2022.
Most of the unrecognized tax benefit amount of $227.4 million relates to the Americas.
The OECD has issued Pillar Two model rules introducing a new global minimum tax of 15% effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world have enacted Pillar Two legislation. As currently designed, Pillar Two will ultimately apply to our worldwide operations. We recorded $0.7 million of Pillar Two tax for the year ending December 31, 2024.
Income Tax Returns
The IRS proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion in settlement payments made in 2014 to resolve all current and future asbestos-related claims made against us and our affiliates in connection with a 1998 multi-step transaction (the “Cryovac transaction”) involving W.R. Grace & Co. (“Grace”) which brought the Cryovac packaging business and the former Sealed Air’s business under the common ownership of the Company, and the subsequent Grace bankruptcy, as well as certain related indemnification claims, and the resulting reduction of our U.S. federal tax liability by approximately $525 million. On April 20, 2023, we deposited $175.0 million with the IRS based on an estimate of the federal tax and interest anticipated to be due. During the fourth quarter of 2023, we reached a definitive agreement with the IRS Independent Office of Appeals to settle this matter, which resulted in a $203 million reduction to our unrecognized tax benefits, a $122 million reduction to the deposit, and a $38 million reduction to our income tax provision for the year ended December 31, 2023.
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
Note 21 Commitments and Contingencies
Litigation and Claims
On July 18, 2024, Water.IO Ltd (“Water.IO”) filed a complaint against the Company for breach of contract and breach of the implied covenant of good faith and fair dealing in state court in Mecklenburg County, North Carolina. The Company separately filed a complaint against Water.IO for unfair and deceptive trade practices in federal court in Charlotte, North Carolina. Both complaints primarily stem from a 2018 Purchase Agreement, as amended, between the two parties for the purchase of approximately $25 million of sensors by the Company from Water.IO over the term of the agreement. On August 14, 2024, the matter was removed to North Carolina State Business Court. There is no trial date currently set for this matter. The Company believes it has valid defenses against Water.IO’s claims and that it also has valid claims against Water.IO. The Company intends to defend its interests vigorously in this matter and does not believe it has a probable loss associated with the claim.
Environmental Matters
We are subject to loss contingencies resulting from environmental laws and regulations (including claims relating to the alleged use of PFAS in our products and manufacturing processes), and we accrue for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals are not reduced by potential insurance recoveries, if any. We do not believe that it is reasonably possible that our liability in excess of the amounts that we have accrued for environmental matters will be material to our Consolidated Balance

Sheets or Statements of Operations. Environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated.
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
As of December 31, 2024, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.
Other Matters
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.
Other Principal Contractual Obligations
At December 31, 2024, we had other principal contractual obligations, which included agreements to purchase an estimated amount of goods, including raw materials, or services in the normal course of business, aggregating to approximately $108.5 million. The estimated future cash outlays are as follows:

Year	Amount (In millions)
2025	$79.5
2026	18.1
2027	9.1
2028	1.8
Total	$108.5
Asset Retirement Obligations
The Company has recorded asset retirement obligations primarily associated with asbestos abatement, lease restitution and the removal of underground tanks. The Company's asset retirement obligation liabilities were $11.2 million and $11.7 million at December 31, 2024 and 2023, respectively. The Company also recorded assets within property and equipment, net which included $2.3 million and $2.4 million related to buildings and $6.9 million and $6.7 million related to leasehold improvements as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, accumulated depreciation related to buildings was $1.6 million and $1.5 million and leasehold improvements was $4.8 million and $4.7 million, respectively. Accretion expense was $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 22 Stockholders’ Equity
Repurchase of Common Stock
On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This current program has no expiration date and replaced all previous authorizations. As of December 31, 2024, there was $536.5 million remaining under the currently authorized program. Share repurchases made prior to August 2, 2021 were under previous Board of Directors share repurchase authorizations, specifically the $1.0 billion authorization made in May 2018. No shares were repurchased during the year ended December 31, 2024.
During the year ended December 31, 2023, we repurchased 1,529,575 shares, for approximately $79.8 million with an average share price of $52.20. These repurchases were made under open market transactions, including through plans complying with Rule 10b5-1 under the Exchange Act, and pursuant to the share repurchase program authorized by our Board of Directors.
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
Dividends
The following table shows our total cash dividends paid in the years ended December 31, 2024, 2023 and 2022:

(In millions, except per share amounts)	Total Cash Dividends Paid	Total Cash Dividends Paid per Common Share
2022	$118.4	$0.80
2023	117.9	0.80
2024	117.9	0.80
On February 18, 2025, our Board of Directors declared a quarterly cash dividend of $0.20 per common share payable on March 28, 2025 to stockholders of record at the close of business on March 14, 2025. The estimated amount of the dividend payment is $29.2 million, based on 145.8 million shares of our common stock issued and outstanding as of February 18, 2025.
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
Common Stock
The following is a summary of changes during the years ended December 31, in shares of our common stock and common stock in treasury:

	2024	2023	2022
Changes in common stock:
Number of shares, beginning of year	154,054,011	233,233,456	232,483,281
Shares issued for vested restricted stock units	397,034	466,634	532,727
Shares issued for 2019 three-year PSU awards	—	—	161,289
Shares issued for 2020 three-year PSU awards	—	273,438	—
Shares issued for 2021 three-year PSU awards	96,595	—	—
Shares issued for other performance-based awards	—	6,839	—
Shares issued for stock leverage opportunity awards (SLO)	31,427	40,200	36,576
Shares granted and issued under the Omnibus Incentive Plan and Directors Stock Plan to Directors	31,308	33,444	19,583
Shares canceled and retired	—	(80,000,000)	—
Number of shares issued, end of year	154,610,375	154,054,011	233,233,456
Changes in common stock in treasury:
Number of shares held, beginning of year	9,586,292	88,561,343	84,384,124
Shares canceled and retired	—	(80,000,000)	—
Repurchase of common stock	—	1,529,575	4,527,887
Profit sharing contribution paid in stock	(707,590)	(504,626)	(350,668)
Number of shares held, end of year	8,878,702	9,586,292	88,561,343
Number of common stock outstanding, end of year	145,731,673	144,467,719	144,672,113

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
In 2018, 2021 and 2024, the Board of Directors adopted, and our shareholders approved, amendments to the Omnibus Incentive Plan, adding 2,199,114, 2,999,054 and 1,138,896 shares of common stock, respectively, to the share pool previously available under the Omnibus Incentive Plan, respectively.
A summary of the changes in common shares available for awards under the Omnibus Incentive Plan and Predecessor Plans follows:

	2024	2023	2022
Number of shares available, beginning of year	4,354,974	5,089,324	5,510,599
Newly approved shares under Omnibus Incentive Plan	1,138,896	—	—
Restricted stock units awarded	(1,524,357)	(804,175)	(608,955)
Restricted stock units forfeited	355,322	151,671	109,317
Shares issued for 2019 three-year PSU awards	—	—	(161,289)
Shares issued for 2020 three-year PSU awards	—	(273,438)	—
Shares issued for 2021 three-year PSU awards	(96,595)	—	—
Shares issued for other performance-based awards	—	(6,839)	—
Restricted stock units awarded for SLO awards	—	(32,330)	(37,756)
Restricted stock units forfeited related to SLO program	14,017	—	—
Director shares granted and issued	(19,789)	(21,341)	(10,606)
Director units granted and deferred(1)	(20,793)	(18,352)	(13,137)
Shares withheld for taxes(2)	222,141	270,454	301,151
Number of shares available, end of year(3)	4,423,816	4,354,974	5,089,324

(1)Director units granted and deferred include the impact of share-settled dividends earned and deferred on deferred shares.
(2)The Omnibus Incentive Plan and 2005 Contingent Stock Plan permit withholding of taxes and other charges that may be required by law to be paid attributable to awards by withholding a portion of the shares attributable to such awards.
(3)The above table excludes approximately 0.6 million contingently issuable shares under PSU awards, which represents the maximum number of shares that could be issued under those awards as of December 31, 2024.
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
The following table summarizes the Company’s pre-tax share-based incentive compensation expense and related income tax benefit for the years ended December 31, 2024, 2023 and 2022 related to the Company’s PSU awards, SLO awards and restricted stock awards.

(In millions)	2024	2023	2022
Total share-based incentive compensation expense(1)	$33.0	$34.2	$52.3
Associated tax benefits recognized	$6.7	$7.5	$8.0

(1)    Amounts do not include expense related to our U.S. profit sharing contributions made in the form of our common stock, as these contributions are not considered share-based incentive compensation.
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
The following table summarizes activity for unvested restricted stock units for 2024:

	Restricted stock units
	Shares	Weighted-Average per Share Fair Value on Grant Date	Aggregate Intrinsic Value (In millions)
Non-vested at December 31, 2023	1,323,125	$51.47
Granted	1,524,357	$34.81
Vested	(589,732)	$51.55	$30.4
Forfeited or expired	(355,322)	$45.68
Non-vested at December 31, 2024	1,902,428	$39.21
A summary of the Company’s fair values of its vested restricted stock units are shown in the following table:

(In millions)	2024	2023	2022
Fair value of restricted stock units vested	$20.6	$33.6	$51.6
Unrecognized compensation cost and the weighted average period over which the compensation cost is expected to be recognized for its non-vested restricted stock units are shown in the following table:

(In millions)	Unrecognized Compensation Cost	Weighted Average to be recognized (in years)
Restricted Stock units	$49.2	1.1
The non-vested cash awards excluded from table above had $1.8 million unrecognized compensation costs and weighted-average remaining contractual life of approximately 1.0 years. We have recognized liabilities of $1.0 million and $0.8 million within Other current liabilities on our Consolidated Balance Sheets, as of December 31, 2024 and 2023, respectively. Cash paid for vested cash-settled restricted stock unit awards was $1.1 million and $1.7 million in 2024 and 2023, respectively.
PSU Awards
Three-year PSU awards for 2022, 2023 and 2024
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
The performance goals, weightings and other information regarding PSU awards for 2022, 2023 and 2024 are set forth below:
2022 Three-year PSU Awards: (i) three-year compound annual growth rate ("CAGR") of consolidated Adjusted EBITDA weighted at 50% and (ii) return on invested capital ("ROIC") weighted at 50%. Calculation of final achievement on each performance metric is subject to an upward or downward adjustment of up to 25% of the overall combined achievement percentage, based on the results of a relative total shareholder return (“TSR”) modifier. The comparator group for the relative TSR modifier is S&P 500 component companies as of the beginning of the performance period. Shareholder return in the top quartile of the comparator group increases overall achievement of performance metrics by 25% while shareholder return in the bottom quartile of the comparator group decreases overall achievement of the performance metrics by 25%. The total number of shares to be issued, including the modifier, for these awards can range from zero to 250% of the target number of shares.

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
2024 Three-year PSU Awards: (i) three-year CAGR of consolidated Adjusted EBITDA weighted at 50% and (ii) ROIC weighted at 50%. Calculation of final achievement on each performance metric is subject to an upward or downward adjustment of up to 25% of the overall combined achievement percentage, based on the results of a relative total shareholder return (“TSR”) modifier. The comparator group for the relative TSR modifier is comprised of a customer peer group as of the beginning of the performance period. Shareholder return in the top quartile of the comparator group increases overall achievement of performance metrics by 25% while shareholder return in the bottom quartile of the comparator group decreases overall achievement of the performance metrics by 25%. The total number of shares to be issued, including the modifier, for these awards can range from zero to 250% of the target number of shares.

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

Chief Executive Officer 2024 New Hire Equity Awards
Patrick Kivits became our CEO on July 1, 2024 (“Start Date”). Pursuant to the terms of his offer letter agreement, Mr. Kivits received on the Start Date a prorated annual long-term incentive award for 2024 (the “2024 Award”) and a sign-on award (the “Sign-On Award”). The 2024 Award consists of 43,963 time-vesting restricted stock units (“RSUs”) and 43,963 target number of PSUs. The Sign-On Award consists of 164,127 RSUs. The RSUs have a grant date fair value of $34.12 per unit and will vest in three substantially equal installments starting on the first anniversary of the Start Date. The PSUs have a grant date fair value of $35.12 per unit and the same performance period and performance goals as the 2024 Three-year PSU awards described above. In February 2025, the Company announced Mr. Kivits has left the Company and stepped down from his role as CEO, effective immediately. See Note 26, "Events Subsequent to December 31, 2024," for further details.

2023 Five-year ESG Awards

During the first quarter of 2023, the P&C Committee approved awards with a five-year performance period beginning January 1, 2023 and ending December 31, 2027 for certain of our executive officers. The P&C Committee established performance goals related to the Company's environmental, social, and governance ("ESG") commitments. During 2024, two of our executive officers' unvested ESG awards, totaling 36,607 shares, were cancelled and exchanged for a $1.5 million three-year step vesting RSU award for one executive officer and a $1 million one-year step vesting RSU award for the other executive officer. The modification of these awards will result in incremental compensation costs of approximately $1.6 million which will be recognized over the requisite service period of the modified awards. Additionally, the ESG awards for two former executive team members that were partially vested due to retirement eligibility, totaling 12,619 shares, were cancelled and exchanged for one-time cash payments. Modification charges related to the conversion of these awards were immaterial. The remaining shares of the five-year ESG award were forfeited due to executive turnover. As of the year ended December 31, 2024, there are no outstanding and unvested awards under the ESG PSU awards.

The following table summarizes activity for outstanding three-year PSU and five-year ESG PSU awards for 2024:

	Shares	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2023	867,312
Granted(1)	199,848
Performance adjustment(2)	(50,954)
Converted	(152,934)	$6.7
Forfeited or expired	(581,466)
Outstanding at December 31, 2024	281,806
Fully vested at December 31, 2024	113,767	$6.4

(1)This represents the target number of performance units granted. Actual number of PSUs earned, if any, is dependent upon performance and may range from 0% to 250% of the target for three-year PSU awards.
(2)Represents units unearned and not distributed below target for 2021 three-year PSUs awards.
The following table summarizes activity for non-vested three-year PSU and five-year ESG PSU awards for 2024:

	Shares	Weighted-Average per Share Fair Value on Grant Date
Non-vested at December 31, 2023	606,711	$53.07
Granted	199,848	38.80
Vested	(68,362)	52.97
Forfeited or expired	(570,158)	51.57
Non-vested at December 31, 2024	168,039	$41.18
A summary of the Company’s fair value for its vested three-year PSU and five-year ESG PSU awards is shown in the following table:

(In millions)	2024	2023	2022
Fair value of PSU awards vested	$3.8	$9.5	$14.7
A summary of the Company’s unrecognized compensation cost for PSU awards at the current estimated earned payout based on the probable outcome of the performance condition and weighted average periods over which the compensation cost is expected to be recognized as shown in the following table:

(In millions)	Unrecognized Compensation Costs	Weighted Average to be recognized (in years)
2023 Five-year ESG PSU Awards	$—	0
2024 Three-year PSU Awards	3.5	2
2023 Three-year PSU Awards	0.1	1
2022 Three-year PSU Awards	—	0

2021 Three-year PSU Awards
In February 2024, the P&C Committee reviewed performance results for the 2021-2023 PSUs. Performance goals for these PSUs were based on Adjusted EBITDA CAGR, ROIC, and the Company's TSR ranking relative to S&P 500 component companies over the performance period. Based on overall performance for the 2021-2023 PSUs, these awards paid out at 75%

of target or 152,934 units. Of this, 55,607 units were withheld to cover employee tax withholding and 732 units were designated as cash-settled awards, resulting in net share issuances of 96,595.
Stock Leverage Opportunity Awards
Prior to 2023, certain key executives have historically been eligible to elect to receive all or a portion of their annual cash bonus for that year, in increments of 25% of the annual bonus, as an award of restricted stock units under the Omnibus Incentive Plan in lieu of cash. The portion provided as an equity award was given a premium as determined by the P&C Committee each year and rounded up to the nearest whole share. The award was granted following the end of the performance year and after determination by the P&C Committee of the amount of the annual bonus award for each executive officer and other selected key executives who elected to take all or a portion of his or her annual bonus as an equity award, but no later than March 15th following the end of the performance year.
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
The program was terminated following the 2022 performance year and there are no contingently issuable shares under such program as of December 31, 2024. We recorded compensation expense for these awards in Selling, general and administrative expenses on the Consolidated Statements of Operations with a corresponding credit to Additional paid-in capital within Stockholders’ equity, based on the fair value of the awards at the end of each reporting period, which reflects the effects of stock price changes. The expense was historically recognized over a fifteen-month period.
Note 23 Accumulated Other Comprehensive Loss
The following table provides details of comprehensive loss:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment(1)	Unrecognized Losses on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2022	$(126.3)	$(837.5)	$(18.3)	$3.3	$(978.8)
Other comprehensive (loss) income before reclassifications	(23.8)	66.9	(19.8)	(0.7)	22.6
Less: amounts reclassified from accumulated other comprehensive loss	3.7	—	—	(3.0)	0.7
Net current period other comprehensive (loss) income	(20.1)	66.9	(19.8)	(3.7)	23.3
Balance at December 31, 2023	$(146.4)	$(770.6)	$(38.1)	$(0.4)	$(955.5)
Other comprehensive income (loss) before reclassifications	1.1	(146.5)	17.4	4.4	(123.6)
Less: amounts reclassified from accumulated other comprehensive loss	3.5	—	—	(0.3)	3.2
Net current period other comprehensive income (loss)	4.6	(146.5)	17.4	4.1	(120.4)
Balance at December 31, 2024	$(141.8)	$(917.1)	$(20.7)	$3.7	$(1,075.9)

(1)Includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustments were $21.1 million, $12.9 million and $15.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table provides detail of amounts reclassified from AOCL:

(In millions)	2024	2023	2022	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefit plans:
Settlements	$0.9	$(0.2)	$—
Amortization of net prior service credit	—	0.1	—
Amortization of net actuarial loss	(5.4)	(4.7)	(5.2)
Total pre-tax amount	(4.5)	(4.8)	(5.2)	Other expense, net
Tax benefit	1.0	1.1	1.3
Net of tax	(3.5)	(3.7)	(3.9)
Net gains on cash flow hedging derivatives:(1)
Foreign currency forward contracts	0.3	4.2	10.9	Cost of sales
Treasury locks	0.1	0.1	0.1	Interest expense, net
Total pre-tax amount	0.4	4.3	11.0
Tax expense	(0.1)	(1.3)	(2.7)
Net of tax	0.3	3.0	8.3
Total reclassifications for the period	$(3.2)	$(0.7)	$4.4

(1)These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 16, “Derivatives and Hedging Activities,” for additional details.
Note 24 Other Expense, net
The following table provides details of other expense, net:

	Year Ended December 31,
(In millions)	2024	2023	2022
Net foreign exchange transaction gain (loss)	$1.4	$(15.3)	$(7.2)
Bank fee expense	(4.8)	(5.6)	(5.1)
Pension (expense) income other than service costs	(6.1)	(8.7)	4.8
Impairment loss on debt/equity investments, net(1)	(8.5)	—	(30.6)
Foreign currency exchange loss due to high inflationary economies	(9.9)	(23.1)	(8.8)
Loss on debt redemption and refinancing activities	(6.8)	(13.2)	(11.2)
Other income	14.5	10.4	11.7
Other (expense)	(9.7)	(6.4)	(6.8)
Other expense, net	$(29.9)	$(61.9)	$(53.2)

(1)During the year ended December 31, 2022, Sealed Air made an investment of $8.0 million in another company's convertible debt. In 2023, we made an additional investment in the same company of $0.5 million. Based on information available to Sealed Air specific to the investee and our current expectations of recoverability, we recorded a credit loss resulting in an $8.5 million impairment (establishment of allowance) of the convertible debt investment during the fourth quarter of 2024. Sealed Air maintains no other available-for-sale debt securities as of December 31, 2024. The total allowance for credit losses related to available-for-sale debt securities as of December 31, 2024 was $8.5 million.

Note 25 Net Earnings per Common Share
The following table shows the calculation of basic and diluted net earnings per common share:

	Year Ended December 31,
(In millions, except per share amounts)	2024	2023	2022
Basic Net Earnings Per Common Share:
Numerator:
Net earnings	$264.7	$341.6	$491.6
Distributed and allocated undistributed net earnings to unvested restricted stockholders	—	—	—
Net earnings available to common stockholders	$264.7	$341.6	$491.6
Denominator:
Weighted average number of common shares outstanding - basic	145.5	144.4	145.9
Basic net earnings per common share:
Basic net earnings per common share	$1.82	$2.37	$3.37
Diluted Net Earnings Per Common Share:
Numerator:
Net earnings available to common stockholders	$264.7	$341.6	$491.6
Denominator:
Weighted average number of common shares outstanding - basic	145.5	144.4	145.9
Effect of dilutive stock shares and units	0.5	0.5	1.5
Weighted average number of common shares outstanding - diluted under treasury stock	146.0	144.9	147.4
Diluted net earnings per common share	$1.81	$2.36	$3.33
PSU Awards
We included contingently issuable shares using the treasury stock method for our PSU awards in the diluted weighted average number of common shares outstanding based on the number of contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period. The calculation of diluted weighted average shares outstanding related to PSUs was nominal in 2024, 0.2 million in 2023, and 0.8 million in 2022.
SLO Awards
The SLO program was terminated following the 2022 performance year and there are no contingently issuable shares under such program as of December 31, 2024. The dilutive impact associated with SLO awards for 2024, 2023 and 2022 was nominal.
Note 26 Events Subsequent to December 31, 2024
Leadership Transition
Dustin Semach has been appointed to serve as Chief Executive Officer, replacing Patrick Kivits effective as of February 12, 2025 (the “Transition Date”). Effective on the Transition Date, Mr. Kivits has left the Company and has resigned as a member of the Board of Directors (the “Board”). Mr. Semach will continue to serve as the Company’s President and will also serve as a member of the Board and its Executive Committee. Mr. Semach previously served as President and Chief Financial Officer of the Company.
Effective on the Transition Date, Veronika Johnson, the Company’s Chief Accounting Officer and Controller, was appointed as Interim Chief Financial Officer of the Company. Ms. Johnson will continue to serve as the Company’s Chief Accounting Officer and Controller.

Item 9.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our employees accumulate this information and communicate it to our management, including our Chief Executive Officer (our principal executive officer) and our Interim Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding the required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only “reasonable assurance” of achieving the desired control objectives, and management necessarily must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rule 13a-15. Our management, including our Chief Executive Officer and Interim Chief Financial Officer, supervised and participated in this evaluation. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the “reasonable assurance” level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness, as of December 31, 2024, of our internal control over financial reporting. The suitable recognized control framework on which management’s evaluation of our internal control over financial reporting is based is the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation under the COSO framework, our management concluded that our internal control over financial reporting as of December 31, 2024 was effective.
Our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2024, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024.

Item 9B. Other Information
During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers,” and the balance will be included in our Proxy Statement for our 2025 Annual Meeting of Stockholders under the captions “Corporate Governance,” “Election of Directors — Information Concerning Nominees,” and “Election of Directors - Nominees for Election as Directors,” except as set forth below. All such information is incorporated herein by reference.
We have adopted a Code of Conduct applicable to all of our directors, officers and employees and those of our subsidiaries and a supplemental Code of Ethics for Senior Financial Executives applicable to our Chief Executive Officer, Interim Chief Financial Officer, Controller, Treasurer, and all other employees performing similar functions for us. The Code of Conduct and the Code of Ethics for Senior Financial Executives are posted on our website at www.sealedair.com. We will post any amendments to the Code of Conduct and the Code of Ethics for Senior Financial Executives on our website. We will also post on our website any waivers applicable to any of our directors or officers, including the senior financial officers listed above, from provisions of the Code of Conduct or the Code of Ethics for Senior Financial Executives.
The Company has also adopted an insider trading policy governing the purchase, sale, and other dispositions of its securities by its directors, officers, and employees and has implemented processes applicable to the Company that it believes are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of this insider trading policy is filed as Exhibit 19 to the Company’s Annual Report for the fiscal year ended December 31, 2024.

Item 11. Executive Compensation
The information required in response to this Item will be set forth in our Proxy Statement for our 2025 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation." Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
The information required in response to this Item will be set forth in our Proxy Statement for our 2025 Annual Meeting of Stockholders under the captions “Beneficial Ownership Table” and “Equity Compensation Plan Information.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director
Independence
The information required in response to this Item will be set forth in our Proxy Statement for our 2025 Annual Meeting of Stockholders under the captions “Corporate Governance - Board of Directors Overview - Independence of Directors” and “Certain Relationships and Related-Person Transactions.” Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required in response to this Item will be included in our Proxy Statement for our 2025 Annual Meeting of Stockholders under the captions “Principal Independent Auditor Fees” and “Audit Committee Pre-Approval Policies and Procedures.” Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this Annual Report on Form 10-K:
(1) Financial Statements
See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K in Part II Item 8.
(2) Financial Statement Schedule
See Schedule II — Valuation and Qualifying Accounts and Reserves — Years Ended December 31, 2024, 2023 and 2022 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable or the amounts involved are not material.

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

4.4	Form of 4.000% Senior Note due 2027. (Exhibit 4.2 to the Company's Current Report on Form 8-K, Date of Report November 21, 2019, File No. 1-12139, is incorporated herein by reference.)

4.5
Indenture, dated as of September 29, 2021, by and among Sealed Air Corporation, Guarantors party thereto and U.S. Bank National Association. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report September 28, 2021, File No. 1-12139, is incorporated herein by reference.)

4.6	Form of 1.573% Senior Secured Notes due 2026. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report September 28, 2021, File No. 1-12139, is incorporated herein by reference.)

4.7
Indenture, dated as of April 19, 2022, by and among Sealed Air Corporation, Guarantors party thereto and U.S. Bank Trust Company, National Association. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report April 18, 2022, File No. 1-12139, is incorporated herein by reference.)

4.8	Form of 5.000% Senior Note due 2029. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report April 18, 2022, File No. 1-12139, is incorporated herein by reference.)

4.9
Indenture, dated as of January 31, 2023, by and among Sealed Air Corporation, Sealed Air Corporation (US), Guarantors party thereto and U.S. Bank Trust Company, National Association. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report January 27, 2023, File No. 1-12139, is incorporated herein by reference.)

4.10	Form of 6.125% Senior Note due 2028. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report January 27, 2023, File No. 1-12139, is incorporated herein by reference.)

4.11
Indenture, dated as of November 20, 2023, by and among Sealed Air Corporation, Sealed Air Corporation (US), Guarantors party thereto and Truist Bank. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report November 15, 2023, File No. 1-12139, is incorporated herein by reference.)

4.12	Form of 7.250% senior note due 2031 (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report November 15, 2023, File No. 1-12139, is incorporated herein by reference.)

Exhibit Number	Description
4.13	Description of Securities. (Exhibit 4.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-12139, is incorporated herein by reference.)

4.14
Indenture, dated as of June 28, 2024, by and among Sealed Air Corporation, Sealed Air Corporation (US), Guarantors party thereto and U.S. Bank Trust Company, National Association) (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report June 24, 2024, File No. 1-12139, is incorporated herein by reference.)

4.15	Form of 6.500% senior note due 2032 (Exhibit 4.2 to the Company’s Current Report on Form 8-K. Date of Report June 24, 2024, File No. 1-12139, is incorporated herein by reference.)

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

10.4
Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, as amended April 13, 2010. (Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.5
Sealed Air Corporation Deferred Compensation Plan for Directors. (Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.6
Amendment to the Sealed Air Corporation Deferred Compensation Plan for Directors. (Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.7
Sealed Air Corporation Executive Severance Plan, as amended and restated effective June 1, 2024. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 30, 2024, File No. 1-12139, is incorporated herein by reference.)*

10.8	Fees to be paid to the Company's Non-Employee Directors — 2025*

10.9
Fees to be paid to the Company's Non-Employee Directors - 2024. (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, File No. 1-12139, is incorporated herein by reference.)*

10.10
Sealed Air Corporation Annual Incentive Plan, as amended and restated on October 4, 2017 (Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.11
Sealed Air Corporation Deferred Compensation Plan for Key Employees (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 25, 2013, file No. 1-12139, is incorporated herein by reference.)*

10.12
Sealed Air Corporation Policy on Recoupment of Incentive Compensation from Executives in the Event of Certain Restatements, as amended February 18, 2010. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report February 18, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.13	2014 Omnibus Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 22, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.14
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

Exhibit Number	Description
10.16
Amendment to the Sealed Air Corporation 2014 Omnibus Incentive Plan (effective May 23, 2024) (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 23, 2024, File No. 1-12139, is incorporated herein by reference).

10.17
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

10.18
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

10.20
Amendment No. 3 to Fourth Amended and Restated Syndicated Facility Agreement, dated as of May 28, 2024, by and among Sealed Air Corporation, for an on behalf of itself and certain of its subsidiaries, and Bank of America, N.A., as agent for and on behalf of the Lenders and other secured parties thereunder. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. File No. 1-12139, is incorporated herein by reference.)

10.21
Equity Purchase Agreement, dated as of April 30, 2019, by and between the Company, Automated Packaging Systems, Inc. and the Seller Parties named therein. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, File No. 1-12139, is incorporated herein by reference.)

10.22
Offer letter, dated March 15, 2023, between Dustin Semach and Sealed Air Corporation (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report March 15, 2023, File No. 1-12139, is incorporated herein by reference.)*

10.23
Offer Letter Amendment, dated March 20, 2023, between Dustin Semach and Sealed Air Corporation (Exhibit 10.2 to the Company's Current Report on Form 8-K, Date of Report March 15, 2023, File No. 1-12139, is incorporated herein by reference.)*

10.24

Offer Letter, dated June 7, 2024, between Patrick Kivits and Sealed Air Corporation. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 7, 2024, File No. 1-12139, is incorporated herein by reference.)*

10.25

Letter agreement, dated June 11, 2024, between Emile Chammas and Sealed Air Corporation. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report June 7, 2024, File No. 1-12139, is incorporated herein by reference.)*

10.26

Letter agreement, dated June 11, 2024, between Dustin Semach and Sealed Air Corporation. (Exhibit 10.3 to the Company’s Current Report on Form 8-K, Date of Report June 7, 2024, File No. 1-12139, is incorporated herein by reference.)*

10.27
Letter Agreement, dated February 12, 2025, between Dustin Semach and Sealed Air Corporation (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report February 12, 2025. File No. 1-12139, is incorporated herein by reference.)*

10.28
Form of Notice of Grant of Restricted Stock Unit Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 13, 2018 (Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.29
Form of Notice of Grant of Restricted Stock Unit Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 16, 2015. (Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-12139, is incorporated herein by reference.)*

10.30
Form of Notice of Grant of Restricted Stock Unit Award (Performance-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 13, 2018 (Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

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

19	Sealed Air Insider Trading Policy

21	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Dustin J. Semach pursuant to Rule 13a-14(a), dated February 26, 2025.

31.2	Certification of Veronika Johnson pursuant to Rule 13a-14(a), dated February 26, 2025.

32	Certification of Dustin J. Semach and Veronika Johnson pursuant to 18 U.S.C. § 1350, dated February 26, 2025.

97	Sealed Air Corporation Clawback Policy (Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, File No. 1-12139, is incorporated herein by reference.)*

101.INS	Inline XBRL Instance Document - the Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101).

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

(2) Financial Statement Schedule
SEALED AIR CORPORATION AND SUBSIDIARIES
SCHEDULE II
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2024, 2023 and 2022

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Foreign Currency Translation and Other	Balance at End of Year
(In millions)
Year Ended December 31, 2024
Allowance for credit losses on trade receivables	$14.9	$1.3	$(3.0)	(1)	$(0.6)	$12.6
Inventory obsolescence reserve	$43.3	$18.6	$(14.3)	(2)	$(2.2)	$45.4
Valuation allowance on deferred tax assets	$205.6	$(3.0)	$(8.3)	(3)	$(11.0)	$183.3
Allowance for credit loss on debt investment	$—	$8.5	$—	(4)	$—	$8.5
Year Ended December 31, 2023
Allowance for credit losses on trade receivables	$11.5	$3.1	$—	(1)	$0.3	$14.9
Inventory obsolescence reserve	$28.9	$18.3	$(4.3)	(2)	$0.4	$43.3
Valuation allowance on deferred tax assets	$179.5	$13.2	$(0.2)	(3)	$13.1	$205.6
Year Ended December 31, 2022
Allowance for credit losses on trade receivables	$11.1	$6.2	$(5.6)	(1)	$(0.2)	$11.5
Inventory obsolescence reserve	$24.1	$19.8	$(14.6)	(2)	$(0.4)	$28.9
Valuation allowance on deferred tax assets	$189.6	$2.0	$(1.9)	(3)	$(10.2)	$179.5
Allowance for credit loss on debt investment	$8.0	$—	$(8.0)	(5)	$—	$—

(1)Primarily accounts receivable balances written off, net of recoveries.
(2)Primarily items removed from inventory.
(3)Primarily includes valuation allowances released as a result of the cessation of operations in certain jurisdictions and write off of related deferred tax asset balances.
(4)Primarily due to the impairment of a debt investment in one company.
(5)Primarily due to exchange of debt investment for preferred securities of the same investee during 2022.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)

By:	/S/ DUSTIN J. SEMACH
Dustin J. Semach
President and Chief Executive Officer
(Duly Authorized Officer)
Date: February 26, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/S/ DUSTIN J. SEMACH	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
Dustin J. Semach

By:	/S/ VERONIKA JOHNSON	Interim Chief Financial Officer, Chief Accounting Officer and Controller (Principal Financial Officer and Principal Accounting Officer)	February 26, 2025
Veronika Johnson

By:	/S/ ZUBAID AHMAD	Director	February 26, 2025
Zubaid Ahmad

By:	/S/ ANTHONY J. ALLOTT	Director	February 26, 2025
Anthony J. Allott

By:	/S/ KEVIN C. BERRYMAN	Director	February 26, 2025
Kevin C. Berryman

By:	/S/ FRANÇOISE COLPRON	Director	February 26, 2025
Françoise Colpron

By:	/S/ CLAY M. JOHNSON	Director	February 26, 2025
Clay M. Johnson

By:	/S/ HENRY R. KEIZER	Director	February 26, 2025
Henry R. Keizer

By:	/S/ HARRY A. LAWTON III	Director	February 26, 2025
Harry A. Lawton III

By:	/S/ SUZANNE B. ROWLAND	Director	February 26, 2025
Suzanne B. Rowland