Form 10-Q
period 2025-03-31
SEALED AIR CORP/DE
filed 2025-05-07
CIK 1012100

PSM for /24

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 147,053,304 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of April 30, 2025.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In USD millions, except share and per share data)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$335.2	$371.8
Trade receivables, net of allowance for credit losses of $12.2 in 2025 and $12.6 in 2024	483.1	443.1
Income tax receivables	20.8	25.0
Other receivables	101.9	135.9
Inventories, net of inventory reserves of $48.3 in 2025 and $45.4 in 2024 (Note 6)	766.8	722.2
Prepaid expenses and other current assets	198.0	193.8
Total current assets	1,905.8	1,891.8
Property and equipment, net (Note 7)	1,409.0	1,397.9
Goodwill (Note 8)	2,886.1	2,878.5
Identifiable intangible assets, net (Note 8)	368.9	381.6
Deferred taxes	117.3	112.0
Operating lease right-of-use-assets (Note 4)	92.7	98.0
Other non-current assets	269.4	262.3
Total assets	$7,049.2	$7,022.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings (Note 13)	$137.9	$140.5
Current portion of long-term debt (Note 13)	70.8	64.6
Current portion of operating lease liabilities (Note 4)	29.9	29.7
Accounts payable	788.0	771.0
Accrued restructuring costs (Note 12)	32.1	42.6
Income tax payable	37.0	53.3
Other current liabilities	411.7	533.8
Total current liabilities	1,507.4	1,635.5
Long-term debt, less current portion (Note 13)	4,195.5	4,198.8
Long-term operating lease liabilities, less current portion (Note 4)	68.9	74.8
Deferred taxes	27.0	26.1
Other non-current liabilities	452.5	462.4
Total liabilities	6,251.3	6,397.6
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2025 and 2024	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 154,981,165 in 2025 and 154,610,375 in 2024; shares outstanding: 146,926,856 in 2025 and 145,731,673 in 2024	15.5	15.5
Additional paid-in capital	1,440.0	1,445.7
Retained earnings	727.1	643.4
Common stock in treasury, 8,054,309 shares in 2025 and 8,878,702 shares in 2024	(366.6)	(404.2)
Accumulated other comprehensive loss, net of taxes (Note 20)	(1,018.1)	(1,075.9)
Total stockholders’ equity	797.9	624.5
Total liabilities and stockholders’ equity	$7,049.2	$7,022.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In USD millions, except per share data)	2025	2024
Net sales	$1,272.5	$1,329.6
Cost of sales	880.8	928.8
Gross profit	391.7	400.8
Selling, general and administrative expenses	190.5	185.5
Amortization expense of intangible assets	15.2	14.8
Restructuring charges (Note 12)	2.6	15.5
Operating profit	183.4	185.0
Interest expense, net	(56.8)	(65.1)
Other income (expense), net (Note 21)	0.5	(0.8)
Earnings before income tax provision	127.1	119.1
Income tax provision (Note 17)	10.2	35.7
Net earnings from continuing operations	116.9	83.4
Loss on sale of discontinued operations, net of tax	(3.4)	(1.4)
Net earnings	$113.5	$82.0
Basic:
Continuing operations	$0.80	$0.58
Discontinued operations	(0.02)	(0.01)
Net earnings per common share - basic (Note 22)	$0.78	$0.57
Diluted:
Continuing operations	$0.79	$0.57
Discontinued operations	(0.02)	(0.01)
Net earnings per common share - diluted (Note 22)	$0.77	$0.56
Weighted average number of common shares outstanding: (Note 22)
Basic	146.2	144.9
Diluted	146.8	145.4

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2025			2024
(In USD millions)	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings			$113.5			$82.0
Other comprehensive income (loss):
Recognition of pension items	$1.1	$(0.3)	0.8	$1.2	$(0.3)	0.9
Unrealized (losses) gains on derivative instruments for net investment hedge	(12.4)	3.1	(9.3)	11.2	(2.8)	8.4
Unrealized (losses) gains on derivative instruments for cash flow hedge	(1.5)	0.4	(1.1)	2.0	(0.6)	1.4
Foreign currency translation adjustments	67.4	—	67.4	(40.4)	—	(40.4)
Other comprehensive income (loss)	$54.6	$3.2	57.8	$(26.0)	$(3.7)	(29.7)
Comprehensive income, net of taxes			$171.3			$52.3

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In USD millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Equity
Balance at December 31, 2024	$15.5	$1,445.7	$643.4	$(404.2)	$(1,075.9)	$624.5
Effect of share-based incentive compensation	—	5.6		—	—	5.6
Stock issued for profit sharing contribution paid in stock		(11.3)		37.6	—	26.3
Recognition of pension items, net of taxes	—	—	—	—	0.8	0.8
Foreign currency translation adjustments	—	—	—	—	67.4	67.4
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(10.4)	(10.4)
Net earnings	—	—	113.5	—	—	113.5
Dividends on common stock ($0.20 per share)	—	—	(29.8)	—	—	(29.8)
Balance at March 31, 2025	$15.5	$1,440.0	$727.1	$(366.6)	$(1,018.1)	$797.9

Balance at December 31, 2023	$15.4	$1,429.5	$496.5	$(436.4)	$(955.5)	$549.5
Effect of share-based incentive compensation	—	0.7	—	—	—	0.7
Stock issued for profit sharing contribution paid in stock	—	(6.8)	—	32.2	—	25.4
Recognition of pension items, net of taxes	—	—	—	—	0.9	0.9
Foreign currency translation adjustments	—	—	—	—	(40.4)	(40.4)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	9.8	9.8
Net earnings	—	—	82.0	—	—	82.0
Dividends on common stock ($0.20 per share)	—	—	(29.6)	—	—	(29.6)
Balance at March 31, 2024	$15.4	$1,423.4	$548.9	$(404.2)	$(985.2)	$598.3

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In USD millions)	2025	2024
Net earnings	$113.5	$82.0
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	59.3	59.7
Share-based incentive compensation	11.6	8.5
Profit sharing expense	5.7	6.9
Provision for allowance for credit losses on trade receivables	(0.3)	0.9
Provisions for inventory obsolescence	4.1	6.1
Deferred taxes, net	(1.6)	(7.2)
Net loss on disposal/sale of businesses	3.4	1.4
Other non-cash items	2.0	(4.4)
Changes in operating assets and liabilities:
Trade receivables, net	(26.1)	(28.9)
Inventories, net	(32.9)	(33.5)
Accounts payable	15.6	47.7
Income tax receivable/payable	(12.2)	17.2
Other assets and liabilities	(110.2)	(31.3)
Net cash provided by operating activities	$31.9	$125.1
Cash flows from investing activities:
Capital expenditures	(43.9)	(47.1)
Proceeds related to sale of business and property and equipment, net	—	0.2
Businesses acquired in purchase transactions, net of cash acquired	—	4.2
Settlement of foreign currency forward contracts	(1.2)	3.1
Proceeds from cross-currency swaps	1.6	1.6
Net cash used in investing activities	$(43.5)	$(38.0)
Cash flows from financing activities:
Net payments of short-term borrowings	(6.2)	(3.7)
Proceeds from long-term debt	6.1	—
Payments of long-term debt	(6.6)	(25.3)
Dividends paid on common stock	(30.2)	(30.5)
Impact of tax withholding on share-based compensation	(6.1)	(7.8)
Principal payments related to financing leases	(2.3)	(1.8)
Net cash used in financing activities	$(45.3)	$(69.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$20.3	$(11.3)
Cash Reconciliation:
Cash and cash equivalents	371.8	346.1
Restricted cash and cash equivalents	—	—
Balance, beginning of period	$371.8	$346.1
Net change during the period	(36.6)	6.7
Cash and cash equivalents	335.2	352.8
Restricted cash and cash equivalents	—	—
Balance, end of period	$335.2	$352.8
Supplemental Cash Flow Information:
Interest payments	$75.8	$80.5
Income tax payments, net of cash refunds	$47.7	$20.9
Restructuring payments including associated costs	$17.6	$14.3

Non-cash items:
Transfers of shares of common stock from treasury for profit sharing contributions	$26.3	$25.4

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 Organization and Basis of Presentation
Organization
We are a leading global provider of packaging solutions that integrate sustainable, high-performance materials, automation, equipment and services. Sealed Air Corporation designs, manufactures and delivers packaging solutions that preserve food, protect goods and automate packaging processes. We deliver our packaging solutions to an array of end markets including fresh proteins, foods, fluids and liquids, medical and life science, e-commerce retail, logistics and omnichannel fulfillment operations and industrials.
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
Basis of Presentation
Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our Condensed Consolidated Balance Sheet as of March 31, 2025 and our Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 have been made. The results set forth in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Balance Sheet as of December 31, 2024 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our consolidated financial condition, results of operations or cash flows. All amounts are in millions, except per share amounts, and are approximate due to rounding. All amounts are presented in U.S. dollar, unless otherwise specified.
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
We are responsible for the unaudited Condensed Consolidated Financial Statements and notes included in this report. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Form 10-K”), which was filed with the SEC on February 26, 2025, and with the information contained in our other publicly available filings with the SEC.
When we cross reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.
There were no significant changes to our significant accounting policies as disclosed in “Note 2 – Summary of Significant Accounting Policies and Recently Adopted and Issued Accounting Standards” of our audited consolidated financial statements and notes thereto included in our 2024 Form 10-K.
Impact of Highly Inflationary Economy
Argentina

Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under GAAP, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiary in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into U.S. dollars using the current exchange rate available to us. The impact of any changes in the exchange rate are reflected within Other income (expense), net on the Condensed Consolidated Statements of Operations. The Company recorded $1.7 million and $4.9 million of remeasurement losses for the three months ended March 31, 2025 and 2024, respectively, related to our subsidiary in Argentina.
Note 2 Recently Issued Accounting Standards
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires public entities to disclose in the interim and annual reporting periods, the disaggregation of certain income statement expense captions into specified categories within the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
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
Food:
Food solutions are sold to industrial food processors in fresh red meat, poultry, smoked and processed meats, seafood, fluids and liquids, cheese, and other food markets worldwide. Food offers integrated packaging materials and automated equipment solutions to increase food safety, extend shelf life, reduce food waste, automate processes and optimize total cost. Its materials, automated equipment and service enable customers to reduce costs and enhance their brands.
Food solutions are utilized by food service businesses (such as restaurants and entertainment venues) (“food service”) and food retailers (such as grocery stores and supermarkets) (“food retail”), among others. Solutions serving the food service market include products such as barrier bags and pouches, and are primarily marketed under the CRYOVAC® trademark and other highly recognized trade names including CRYOVAC® brand Barrier Bags, CRYOVAC® brand Form-Fill-Seal Films, CRYOVAC® brand Auto Pouch Systems and LIQUIBOX® brand liquids systems. Solutions serving the food retail market include products such as barrier bags, film, and trays, and are primarily marketed under the CRYOVAC® trademark and other highly recognized trade names including CRYOVAC® brand Grip & TearTM, CRYOVAC® brand Darfresh®, OptiDure™, Simple Steps® and CRYOVAC® brand Barrier Bags.
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
Other Revenue Recognition Considerations:
Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. Revenue recognized from performance obligations satisfied in previous reporting periods was $1.2 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.
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
Disaggregated Revenue
For the three months ended March 31, 2025 and 2024, revenues from contracts with customers summarized by Segment and Geographic region were as follows:

	Three Months Ended March 31, 2025
(In millions)	Food	Protective	Total
Americas	$568.9	$261.7	$830.6
EMEA	171.1	94.6	265.7
APAC	106.8	62.9	169.7
Topic 606 Segment Revenue	846.8	419.2	1,266.0
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	5.3	1.2	6.5
Total	$852.1	$420.4	$1,272.5

	Three Months Ended March 31, 2024
(In millions)	Food	Protective	Total
Americas	$578.6	$296.3	$874.9
EMEA	172.7	99.5	272.2
APAC	110.9	63.5	174.4
Topic 606 Segment Revenue	862.2	459.3	1,321.5
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	6.2	1.9	8.1
Total	$868.4	$461.2	$1,329.6
Contract Balances
The time when a performance obligation is satisfied and the time when billing and payment occur are generally closely aligned, subject to agreed payment terms, with the exception of equipment accruals, which can be used to purchase both automated and standard range equipment. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the materials transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and when the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The following contract assets and liabilities are included within Prepaid expenses and other current assets and Other current liabilities, or Other non-current liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024:

(In millions)	March 31, 2025	December 31, 2024
Contract assets	$0.1	$0.2
Contract liabilities	$19.9	$18.8
The contract liability balances represent deferred revenue, primarily related to equipment accruals. Revenue recognized in the three months ended March 31, 2025 and March 31, 2024 that was included in the contract liability balance at the beginning of the period was $2.8 million and $2.6 million, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.
Remaining Performance Obligations
The following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of March 31, 2025 and December 31, 2024, as well as the expected timing of recognition of that transaction price.

(In millions)	March 31, 2025	December 31, 2024
Short-Term (12 months or less)(1)	$13.1	$13.2
Long-Term	6.8	5.6
Total transaction price	$19.9	$18.8

(1) Our enforceable contractual obligations tend to be short-term in nature. The table above does not include the transaction price of any remaining performance obligations that are part of the contracts with expected durations of one year or less.
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
All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our sales-type lease receivable balances at March 31, 2025 and December 31, 2024 were as follows:

(In millions)	March 31, 2025	December 31, 2024
Short-Term (12 months or less)	$9.2	$9.3
Long-Term	42.8	42.2
Lease receivables	$52.0	$51.5

Sales-type and operating lease revenue was less than 1% of net trade sales for the three months ended March 31, 2025 and the year ended December 31, 2024.
Lessee
Sealed Air has contractual obligations as a lessee with respect to warehouses, offices and manufacturing facilities, IT equipment, automobiles, and material production equipment.
The following table details our lease obligations included in our Condensed Consolidated Balance Sheets.

(In millions)	March 31, 2025	December 31, 2024
Other non-current assets:
Finance leases - ROU assets	$38.6	$39.2
Finance leases - Accumulated depreciation	(18.1)	(19.0)
Operating lease right-of-use-assets:
Operating leases - ROU assets	224.7	222.4
Operating leases - Accumulated depreciation	(132.0)	(124.4)
Total lease assets	$113.2	$118.2
Current portion of long-term debt:
Finance leases	$(8.0)	(6.6)
Current portion of operating lease liabilities:
Operating leases	(29.9)	(29.7)
Long-term debt, less current portion:
Finance leases	(11.6)	(12.9)
Long-term operating lease liabilities, less current portion:
Operating leases	(68.9)	(74.8)
Total lease liabilities	$(118.4)	$(124.0)
At March 31, 2025, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(In millions)	Finance leases	Operating leases
Remainder of 2025	$7.4	$26.5
2026	6.0	29.6
2027	2.9	19.3
2028	1.3	12.9
2029	0.7	8.2
Thereafter	7.4	19.8
Total lease payments	25.7	116.3
Less: Interest	(6.1)	(17.5)
Present value of lease liabilities	$19.6	$98.8
The following lease cost is included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(In millions)	2025	2024
Lease cost(1)
Finance leases
Amortization of ROU assets	$2.1	$2.0
Interest on lease liabilities	0.4	0.4
Operating leases	10.0	9.4
Short-term lease cost	0.4	0.2
Variable lease cost	2.2	1.7
Total lease cost	$15.1	$13.7

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
The following table details cash paid related to operating and finance leases included in our Condensed Consolidated Statements of Cash Flows and new right-of-use (“ROU”) assets included in our Condensed Consolidated Balance Sheets:

	Three Months Ended March 31,
(In millions)	2025	2024
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$1.3	$0.9
Operating cash flows - operating leases	$10.0	$9.8
Financing cash flows - finance leases	$2.3	$1.8

ROU assets obtained in exchange for new finance lease liabilities	$2.3	$3.3
ROU assets obtained in exchange for new operating lease liabilities	$2.1	$2.3

	Three Months Ended March 31,
	2025	2024
Weighted average information:
Finance leases
Remaining lease term (in years)	5.5	5.9
Discount rate	7.6%	7.5%
Operating leases
Remaining lease term (in years)	4.8	4.3
Discount rate	6.4%	6.0%
Note 5 Segments
The Company currently reports its financial results in two reportable segments, Food and Protective.
The Company’s Food and Protective segments are considered reportable segments under FASB ASC Topic 280. Our Food and Protective segments are aligned with similar groups of products. The following is a brief description of our reportable segments:
Food — Food solutions are sold to industrial food processors in fresh red meat, poultry, smoked and processed meats, seafood, fluids and liquids, cheese, and other food markets worldwide. Food offers integrated packaging materials and automated equipment solutions to increase food safety, extend shelf life, reduce food waste, automate processes and optimize total cost. Its materials, automated equipment and service enable customers to reduce costs and enhance their brands. Food solutions are utilized by food service businesses (such as restaurants and entertainment venues) and food retailers (such as grocery stores and supermarkets), among others.
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
Sealed Air evaluates the performance of its segments and allocates resources based on Gross profit, which is our measure of segment profitability most closely aligned with the consolidated financial statements.
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
The following table shows Net sales by reportable segment:

	Three Months Ended March 31,
(In millions)	2025	2024
Net sales
Food	$852.1	$868.4
As a % of Consolidated net sales	67.0%	65.3%
Protective	420.4	461.2
As a % of Consolidated net sales	33.0%	34.7%
Consolidated Net sales	$1,272.5	$1,329.6

The following tables show segment Gross profit and a reconciliation to earnings before income tax provision and discontinued operations:

	Three Months Ended March 31,
	2025
	Food	Protective	Total
Net sales	$852.1	$420.4	$1,272.5
Cost of sales	584.0	296.3	880.3
Segment Gross profit	$268.1	$124.1	$392.2
Other unallocated cost of sales			0.5
Selling, general and administrative expenses			190.5
Amortization expense of intangible assets			15.2
Restructuring charges			2.6
Operating profit			183.4
Interest expense, net			(56.8)
Other income, net			0.5
Earnings before income tax provision and discontinued operations			$127.1

	Three Months Ended March 31,
	2024
	Food	Protective	Total
Net sales	$868.4	$461.2	$1,329.6
Cost of sales	608.9	319.9	928.8
Segment Gross profit	$259.5	$141.3	$400.8
Selling, general and administrative expenses			185.5
Amortization expense of intangible assets			14.8
Restructuring charges			15.5
Operating profit			185.0
Interest expense, net			(65.1)
Other expense, net			(0.8)
Earnings before income tax provision and discontinued operations			$119.1

 The following table shows depreciation and amortization by segment:

	Three Months Ended March 31,
(In millions)	2025	2024
Food	$48.9	$46.9
Protective	22.4	21.5
Total Company depreciation and amortization(1)	$71.3	$68.4

(1)    Includes share-based incentive compensation of $11.9 million and $8.7 million for the three months ended March 31, 2025 and 2024, respectively.
Restructuring charges by segment were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Food	$1.7	$8.6
Protective	0.9	6.9
Total Company restructuring charges	$2.6	$15.5

Assets by Reportable Segments

The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventory, net; property and equipment, net; goodwill; intangible assets, net; and leased systems, net.

(In millions)	March 31, 2025	December 31, 2024
Assets allocated to segments:
Food	$3,406.3	$3,301.4
Protective	2,586.1	2,599.6
Total segments	5,992.4	5,901.0
Assets not allocated:
Cash and cash equivalents	$335.2	$371.8
Income tax receivables	20.8	25.0
Other receivables	101.9	135.9
Deferred taxes	117.3	112.0
Other	481.6	476.4
Total assets	$7,049.2	$7,022.1

Note 6 Inventories, net

The following table details our inventories, net.

(In millions)	March 31, 2025	December 31, 2024
Raw materials	$160.6	$157.1
Work in process	162.9	155.4
Finished goods	443.3	409.7
Total	$766.8	$722.2

Note 7 Property and Equipment, net

The following table details our property and equipment, net.

(In millions)	March 31, 2025	December 31, 2024
Land and improvements	$46.0	$44.7
Buildings	874.0	851.6
Machinery and equipment	2,914.7	2,833.2
Other property and equipment	144.9	141.8
Construction-in-progress	182.6	204.1
Property and equipment, gross	4,162.2	4,075.4
Accumulated depreciation and amortization	(2,753.2)	(2,677.5)
Property and equipment, net	$1,409.0	$1,397.9
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment and finance lease ROU assets.

	Three Months Ended March 31,
(In millions)	2025	2024
Interest cost capitalized	$2.9	$3.3
Depreciation and amortization expense(1)	$44.1	$44.8

(1)Includes amortization expense of finance lease ROU assets of $2.1 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively.

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
Allocation of Goodwill to Reporting Segment
The following table shows our goodwill balances by reportable segment:

(In millions)	Food	Protective	Total
Gross Carrying Value at December 31, 2024	$1,277.9	$1,790.2	$3,068.1
Accumulated amortization(1)	(48.9)	(140.7)	(189.6)
Carrying Value at December 31, 2024	$1,229.0	$1,649.5	$2,878.5
Currency translation	3.4	4.2	7.6
Carrying Value at March 31, 2025	$1,232.4	$1,653.7	$2,886.1

(1)There was no change to our accumulated amortization balance during the three months ended March 31, 2025.
Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives. As of March 31, 2025, there were no impairment indicators present.

	March 31, 2025			December 31, 2024
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$285.4	$(96.3)	$189.1	$284.0	$(89.9)	$194.1
Trademarks and tradenames	56.5	(25.1)	31.4	56.5	(23.9)	32.6
Software	158.0	(135.7)	22.3	156.3	(131.5)	24.8
Technology	196.9	(80.5)	116.4	196.2	(75.9)	120.3
Contracts	11.4	(10.6)	0.8	11.4	(10.5)	0.9
Total intangible assets with definite lives	708.2	(348.2)	360.0	704.4	(331.7)	372.7
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$717.1	$(348.2)	$368.9	$713.3	$(331.7)	$381.6
The following table shows the remaining estimated future amortization expense at March 31, 2025.

Year	Amount (In millions)
Remainder of 2025	$43.9
2026	47.6
2027	42.2
2028	39.5
2029	37.8
Thereafter	149.0
Total	$360.0
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

Note 9 Accounts Receivable Securitization Programs

U.S. Accounts Receivable Securitization Program
We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to a wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables to two banks and issuers of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries. Any transfers of fractional ownership interests of receivables under the U.S. receivables securitization program to the two banks and issuers of commercial paper administered by these banks are considered secured borrowings with the underlying receivables as collateral and will be classified as Short-term borrowings on our Condensed Consolidated Balance Sheets. These banks do not have any recourse against the general credit of the Company. The net trade receivables that served as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There were $50.0 million of borrowings or corresponding net trade receivables maintained as collateral as of March 31, 2025 and December 31, 2024.
As of March 31, 2025, the maximum purchase limit for receivable interests was $50.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $50.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of March 31, 2025, the amount available to us under the program before utilization was $50.0 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a decline in the amounts available to us under the program or termination of the program.
The program expires annually and is renewable.
European Accounts Receivable Securitization Program
We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks, and issuers of commercial paper administered by these banks. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV and are exposed to the risk of uncollectible receivables held by the SPV. Therefore, the SPV is consolidated in our Condensed Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as Short-term borrowings on our Condensed Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There were €76.1 million ($82.4 million equivalent at March 31, 2025) and €79.7 million ($83.0 million equivalent at December 31, 2024) of borrowings or corresponding net trade receivables maintained as collateral as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, the maximum purchase limit for receivable interests was €80.0 million ($86.6 million equivalent at March 31, 2025), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of March 31, 2025, the amount available under this program before utilization was €78.4 million ($84.9 million equivalent as of March 31, 2025).
This program expires annually and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of March 31, 2025, there were $50.0 million and €76.1 million ($82.4 million equivalent at March 31, 2025) of outstanding borrowings under our U.S. and European programs, respectively. As of December 31, 2024, there were $50.0 million and €79.7 million ($83.0 million equivalent at December 31, 2024) of outstanding borrowings under our U.S. and European programs, respectively. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. The total interest paid for these programs was $1.6 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at March 31, 2025.
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
Gross amounts factored under this program for the three months ended March 31, 2025 and 2024 were $149.2 million and $179.8 million, respectively. The fees associated with the transfer of receivables for all programs were approximately $2.1 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively.
Note 11 Supply Chain Financing Program
We facilitate a voluntary supply chain financing program to provide some of our suppliers with the opportunity to sell receivables due from us (our accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. This program is administered by participating financial institutions. When a supplier utilizes the supply chain financing program, the supplier receives a payment from the financial institution in advance of our agreed payment terms, net of a discount charged. Our responsibility is limited to making payments to the respective financial institutions on the terms originally negotiated with our supplier. No assets are pledged as collateral by the Company or any of our subsidiaries under the program. We monitor our days payable outstanding relative to our peers and industry trends in order to assess our conclusion that the program continues to be a trade payable program and not indicative of a borrowing arrangement. The liabilities continue to be presented as Accounts payable in our Condensed Consolidated Balance Sheets until they are paid, and they are reflected as Cash flows from operating activities when settled. At March 31, 2025 and December 31, 2024, our accounts payable balances included $144.3 million and $161.1 million, respectively, related to invoices from suppliers participating in the program.
Note 12 Restructuring Activities
On August 7, 2023, the Board of Directors approved a 3-year cost take-out to grow program (the “CTO2Grow Program”). The total cash cost of this program is estimated to be $160 million.
For the three months ended March 31, 2025, the Company incurred cash expense including $2.6 million of restructuring charges related to headcount reductions and $5.8 million of other associated costs for the CTO2Grow Program. For the three months ended March 31, 2025, the Company incurred non-cash expense of $0.6 million of other associated costs in connection with the CTO2Grow Program.
For the three months ended March 31, 2024, the Company incurred cash expense including $15.3 million of restructuring charges related to headcount reductions and $6.7 million of other associated costs for the CTO2Grow Program.

CTO2Grow Program restructuring spend is estimated to be incurred as follows:

(In millions)	Total Restructuring Program	Less Program Activity to Date	Remaining Restructuring
Costs of reduction in headcount as a result of reorganization	$90	$(78)	$12
Other associated costs	45	(32)	13
Contract terminations	20	(15)	5
Total cash expense	155	(125)	30
Capital expenditures	5	(3)	2
Total estimated cash cost(1)	$160	$(128)	$32
Total estimated non-cash expense(2)	$38	$(38)	$—
Total estimated expense(3)	$193	$(163)	$30

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
(3)Total estimated expense excludes capital expenditures.
The following table details our aggregate restructuring activities as reflected in the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
(In millions)	2025	2024
Other associated costs	$6.4	$6.8
Contract terminations	—	(0.1)
Restructuring charges	2.6	15.5
Total charges	$9.0	$22.2
Capital expenditures	$1.1	$—
The aggregate restructuring accrual, spending and other activity for the three months ended March 31, 2025 and the accrual balance remaining at March 31, 2025 was as follows:

(In millions)
Restructuring accrual at December 31, 2024	$43.6
Headcount accrual and accrual adjustments	2.6
Cash payments during 2025	(13.4)
Effect of changes in foreign currency exchange rates	0.8
Restructuring accrual at March 31, 2025	$33.6
We expect to pay $32.1 million of the accrual balance as of March 31, 2025 within the next twelve months. The remaining accrual of $1.5 million is expected to be paid primarily in 2026. These amounts are included in Accrued restructuring costs and Other non-current liabilities, respectively, on our Condensed Consolidated Balance Sheets at March 31, 2025.
The CTO2Grow Program was approved by our Board of Directors as a consolidated program benefiting both Food and Protective, and accordingly the expected program spend by reporting segment is not available. However, of the total restructuring accrual of $33.6 million as of March 31, 2025, $18.4 million was attributable to Food and $15.2 million was attributable to Protective.

Note 13 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth in the following table:

(In millions)	Interest rate	March 31, 2025	December 31, 2024
Short-term borrowings(1)		$137.9	$140.5
Current portion of long-term debt(2)		70.8	64.6
Total current debt		208.7	205.1
Term Loan A due March 2027		680.6	685.2
Senior Secured Notes due October 2026	1.573%	598.3	598.1
Senior Notes due December 2027	4.000%	423.3	423.1
Senior Notes due February 2028	6.125%	767.6	767.0
Senior Notes due April 2029	5.000%	422.4	422.3
Senior Notes due February 2031	7.250%	421.5	421.3
Senior Notes due July 2032	6.500%	396.3	396.2
Senior Notes due July 2033	6.875%	447.0	446.9
Other(2)		38.5	38.7
Total long-term debt, less current portion(3)		4,195.5	4,198.8
Total debt(4)		$4,404.2	$4,403.9

(1)Short-term borrowings of $137.9 million at March 31, 2025, were comprised of $82.4 million under our European securitization program, $50.0 million under our U.S. securitization program, and $5.5 million of short-term borrowings from various lines of credit. Short-term borrowings of $140.5 million at December 31, 2024, were comprised of $83.0 million under our European securitization program, $50.0 million under our U.S. securitization program, and $7.5 million of short-term borrowings from various lines of credit.
(2)Current portion of long-term debt included finance lease liabilities of $8.0 million and $6.6 million at March 31, 2025 and December 31, 2024, respectively. Other debt includes long-term liabilities associated with our finance leases of $11.6 million and $12.9 million at March 31, 2025 and December 31, 2024, respectively. See Note 4, "Leases," for additional information on finance and operating lease liabilities.
(3)Amounts are shown net of unamortized discounts and issuance costs of $29.3 million as of March 31, 2025 and $31.5 million as of December 31, 2024.
(4)As of March 31, 2025, our weighted average interest rate on our short-term borrowings outstanding was 4.2% and on our long-term debt outstanding was 5.3%. As of December 31, 2024, our weighted average interest rate on our short-term borrowings outstanding was 4.5% and on our long-term debt outstanding was 5.4%.
Lines of Credit
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including our revolving credit facility, and the amounts available under our accounts receivable securitization programs.

(In millions)	March 31, 2025	December 31, 2024
Used lines of credit(1)	$137.9	$140.5
Unused lines of credit	1,147.0	1,141.4
Total available lines of credit(2)	$1,284.9	$1,281.9

(1)Includes total borrowings under the accounts receivable securitization programs and borrowings under lines of credit available to several subsidiaries.
(2)Of the total available lines of credit, $1,134.9 million was committed as of March 31, 2025.

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
The net proceeds from the 2032 Notes offering were used to repurchase all of the Company’s outstanding 5.500% senior notes due 2025 (the "2025 Notes") pursuant to the tender offer commenced by the Company on June 17, 2024 and satisfy and discharge all of the Company's outstanding 2025 Notes in accordance with the terms of the indenture governing the 2025 Notes and to pay related premiums, fees and expenses in connection therewith. The aggregate repurchase price was $407.9 million, which included the principal amount of $400.0 million, a premium of $6.2 million and accrued interest of $1.7 million. We recognized a pre-tax loss of $6.8 million on the extinguishment, including the premium mentioned above and $0.6 million of accelerated amortization of non-lender fees, included within Other income (expense), net on our Condensed Consolidated Statements of Operations during the second quarter of 2024.
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Our senior secured credit facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio to EBITDA. We were in compliance with the above financial covenants and limitations at March 31, 2025.
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
Net unrealized after-tax gains/losses related to cash flow hedging activities included in AOCL were a $1.0 million loss and $1.4 million gain for the three months ended March 31, 2025 and 2024, respectively. The unrealized amount in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $2.1 million of net unrealized gains related to cash flow hedging activities included in AOCL will be reclassified into earnings within the next twelve months.

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

Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At March 31, 2025 and December 31, 2024, we had no outstanding interest rate swaps.

Net Investment Hedge
In February 2023, we repaid the €400.0 million 4.500% senior notes issued in June 2015, which were previously designated as a net investment hedge against the foreign currency exposure of a portion of our net investment in certain Euro-functional currency subsidiaries.
In the first quarter of 2023, we entered into a series of cross-currency swaps with a combined notional amount of $432.8 million. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. The maturity date for this series of cross-currency swaps is February 1, 2028. We recognized $0.8 million of interest income within Interest expense, net on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, related to these contracts.
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

The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow Hedge		Net Investment Hedge		Non-Designated as Hedging Instruments		Total
(In millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Derivative Assets
Foreign currency forward contracts	$1.9	$4.8	$—	$—	$7.8	$1.2	$9.7	$6.0
Cross-currency swaps	—	—	—	3.2	—	—	—	3.2
Total Derivative Assets	$1.9	$4.8	$—	$3.2	$7.8	$1.2	$9.7	$9.2

Derivative Liabilities
Foreign currency forward contracts	$(0.3)	$(0.4)	$—	$—	$(1.8)	$(6.2)	$(2.1)	$(6.6)
Cross-currency swaps	—	—	(9.1)	—	—	—	(9.1)	—
Total Derivative Liabilities	$(0.3)	$(0.4)	$(9.1)	$—	$(1.8)	$(6.2)	$(11.2)	$(6.6)
Net Derivatives(1)	$1.6	$4.4	$(9.1)	$3.2	$6.0	$(5.0)	$(1.5)	$2.6

(1)The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities		Other Non-current Assets		Other Non-current Liabilities
(In millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Gross position	$9.7	$6.0	$(2.1)	$(6.6)	$—	$3.2	$(9.1)	$—
Impact of master netting agreements	(1.8)	(0.4)	1.8	0.4	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheets	$7.9	$5.6	$(0.3)	$(6.2)	$—	$3.2	$(9.1)	$—

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized on	Three Months Ended March 31,
(In millions)	Condensed Consolidated Statements of Operations	2025	2024
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$3.6	$(0.2)
Sub-total cash flow hedges		3.6	(0.2)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	9.7	3.7
Total		$13.3	$3.5

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

	March 31, 2025
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$41.7	$41.7	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts	$7.6	$—	$7.6	$—
Cross-currency swaps	$(9.1)	$—	$(9.1)	$—

	December 31, 2024
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$56.3	$56.3	$—	$—
Derivative financial and hedging instruments net (liability) asset:
Foreign currency forward contracts	$(0.6)	$—	$(0.6)	$—
Cross-currency swaps	$3.2	$—	$3.2	$—
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
Foreign currency forward contracts are included in Prepaid expenses and other current assets and Other current liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024. Cross-currency swaps are included in Other non-current liabilities and Other non-current assets on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively.

Equity Investments
Sealed Air maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 ("ASC 321") for equity investments that do not have readily determinable fair values. We do not exercise significant influence over these companies. The following carrying value of these investments were included within Other non-current assets in our Condensed Consolidated Balance Sheets.

(In millions)	March 31, 2025	December 31, 2024
Carrying value at the beginning of period	$13.9	$13.8
Purchases	—	—
Impairments or downward adjustments	—	—
Upward adjustments	—	—
Currency translation on investments	(0.4)	0.1
Carrying value at the end of period	$13.5	$13.9
As of March 31, 2025 and December 31, 2024, cumulative upward adjustments to our equity investments were $21.7 million and cumulative impairments or downward adjustments were $31.6 million.
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
Other liabilities that are recorded at carrying value on our Condensed Consolidated Balance Sheets include our credit facilities and senior notes. We utilize a market approach to calculate the fair value of our senior notes. Due to their limited investor base and the face value of some of our senior notes, they may not be actively traded on the date we calculate their fair value. Therefore, we may utilize prices and other relevant information generated by market transactions involving similar securities, reflecting U.S. Treasury yields to calculate the yield to maturity and the price on some of our senior notes. These inputs are provided by an independent third-party and are considered to be Level 2 inputs.
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
The table below shows the carrying amounts and estimated fair values of our debt, excluding our lease liabilities.

		March 31, 2025		December 31, 2024
(In millions)	Interest rate	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A due March 2027(1)		$738.6	$738.6	$743.2	$743.2
Senior Secured Notes due October 2026	1.573%	598.3	571.0	598.1	564.5
Senior Notes due December 2027	4.000%	423.3	409.0	423.1	405.5
Senior Notes due February 2028	6.125%	767.6	775.7	767.0	777.4
Senior Notes due April 2029	5.000%	422.4	412.6	422.3	408.5
Senior Notes due February 2031	7.250%	421.5	439.5	421.3	439.1
Senior Notes due July 2032	6.500%	396.3	403.5	396.2	401.7
Senior Notes due July 2033	6.875%	447.0	470.6	446.9	468.2
Other foreign borrowings(1)		113.7	113.7	109.9	109.8
Other domestic borrowings		56.1	56.1	56.4	56.4
Total debt(2)		$4,384.8	$4,390.3	$4,384.4	$4,374.3

(1)Includes borrowings denominated in currencies other than U.S. dollars.
(2)The carrying amount and estimated fair value of debt exclude lease liabilities.
Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, property and equipment, goodwill, intangible assets and asset retirement obligations.
Note 16 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
The following tables show the components of net benefit cost for our defined benefit pension plans for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost:
Service cost	$—	$0.8	$0.8	$—	$0.9	$0.9
Interest cost	1.6	4.7	6.3	1.6	5.1	6.7
Expected return on plan assets	(1.8)	(5.7)	(7.5)	(1.7)	(5.8)	(7.5)
Amortization of net prior service cost	—	0.1	0.1	—	0.1	0.1
Amortization of net actuarial loss	0.4	0.9	1.3	0.4	1.0	1.4
Net periodic benefit cost	0.2	0.8	1.0	0.3	1.3	1.6
Settlement income	—	(0.1)	(0.1)	—	—	—
Total benefit cost	$0.2	$0.7	$0.9	$0.3	$1.3	$1.6
The following table shows the components of net periodic benefit cost for our other post-employment benefit plans for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In millions)	2025	2024
Components of net periodic benefit cost:
Interest cost	$0.3	$0.4
Amortization of net prior service credit and net actuarial gain	(0.2)	(0.1)
Net periodic benefit cost	$0.1	$0.3

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
Our effective income tax rate was 8.0% for the three months ended March 31, 2025. In addition to the above referenced items, the three month period was favorably impacted by the reversal of accruals for uncertain tax positions as a result of the resolution of certain previous years' international tax matters.
Our effective income tax rate was 30.0% for the three months ended March 31, 2024. In addition to the above referenced items, the three-month period was unfavorably impacted by accruals for uncertain tax positions.
There were no significant changes in our valuation allowances for the three months ended March 31, 2025 and 2024.
Net (decreases)/increases in unrecognized tax positions were $(44.2) million and $4.6 million for the three months ended March 31, 2025 and 2024, respectively. The period ended March 31, 2025 decreased as a result of the resolution of certain previous years’ international tax matters, partially offset by interest accruals on existing uncertain tax positions, and for the period ended March 31, 2024 increased primarily related to interest accruals on existing uncertain tax positions. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax positions may increase or decrease as a result of current and future tax examination activity or resolution. Interest and penalties on tax assessments are included in Income tax provision on our Condensed Consolidated Statements of Operations.
The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% as of January 1, 2024. While the U.S. has not adopted the Pillar Two rules, many other governments around the world have enacted legislation. This minimum tax is treated as a period cost and did not have a material impact on the Company's financial results of operations for the three months ended March 31, 2025. The Company is monitoring legislative developments, as well as additional guidance from countries that have enacted legislation, and we anticipate further legislative activity and administrative guidance in the future.
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
Environmental Matters
We are subject to loss contingencies resulting from environmental laws and regulations (including claims relating to the alleged use of polyfluoroalkyl substances (PFAS) in our products and manufacturing processes), and we accrue for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals are not reduced by potential insurance recoveries, if any. We do not believe that it is reasonably possible that our liability in excess of the amounts that we have accrued for environmental matters will be material to our Condensed Consolidated Balance Sheets or Statements of Operations. Environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated.

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
As of March 31, 2025, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.
Other Matters
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.
Note 19 Stockholders’ Equity
Repurchase of Common Stock
On August 2, 2021, the Board of Directors approved a share repurchase program of $1.0 billion. This program has no expiration date and replaced all previous authorizations. It does not obligate us to repurchase any specified amount of shares and remains subject to the discretion of the Board of Directors. As of March 31, 2025, there was $536.5 million remaining under this program. Share repurchases made prior to August 2, 2021 were under the previous share repurchase authorizations approved by the Board of Directors.
During the three months ended March 31, 2025 and 2024, no shares were repurchased.
Repurchases are made under open market transactions, including through plans complying with Rule 10b5-1 of the Exchange Act, and pursuant to the share repurchase program referenced above.
Dividends
On February 18, 2025, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, or $29.4 million, which was paid on March 28, 2025, to stockholders of record at the close of business on March 14, 2025.
The dividends paid during the three months ended March 31, 2025 were recorded as a reduction to Cash and cash equivalents with an offset to Retained earnings on our Condensed Consolidated Balance Sheets. Our senior secured credit facility and our senior notes contain covenants that restrict our ability to declare or pay dividends and repurchase stock. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock.

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
The table below shows our total share-based incentive compensation expense:

	Three Months Ended March 31,
(In millions)	2025	2024
Total share-based incentive compensation expense(1)	$11.9	$8.7

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

2025 Three-year PSU Awards

During the first quarter of 2025, the P&C Committee approved awards with a three-year performance period beginning January 1, 2025 and ending December 31, 2027 for executive officers and other selected employees. The P&C Committee established performance goals, which are (i) the weighting of each year’s diluted earnings per share compared to a target established using the prior year’s performance adjusted for a predetermined growth percentage (“Adjusted EPS Growth) weighted at 50%, and (ii) Return on Invested Capital (“ROIC”) weighted at 50%. Calculation of final achievement on each performance metric is subject to an upward or downward adjustment of up to 25% of the overall combined achievement percentage, based on the results of a relative total shareholder return (“TSR”) modifier. The comparator group for the relative TSR modifier is comprised of a custom peer group as of the beginning of the performance period. Shareholder return in the top quartile of the comparator group increases overall achievement of performance metrics by 25%, while shareholder return in the bottom quartile of the comparator group decreases overall achievement of the performance metrics by 25%. The total number of shares to be issued for these awards, including the modifier, can range from zero to 250% of the target number of shares.
During the first quarter of 2025, subsequent to the initial grants, a PSU award was granted to one additional executive. The performance period and performance goals for the PSU awards are identical to those described above.
The target number of PSUs granted and the grant date fair value of the PSUs are shown in the following table:

	Adjusted EPS Growth	ROIC
February 18, 2025 grant date
Number of units granted	80,477	80,477
Fair value on grant date (per unit)	$35.83	$35.83
March 3, 2025 grant date
Number of units granted	19,084	19,084
Fair value on grant date (per unit)	$34.82	$34.82
March 31, 2025 grant date
Number of units granted	5,544	5,544
Fair value on grant date (per unit)	$29.74	$29.74
The assumptions used to calculate the grant date fair value of the PSUs are shown in the following table:

	Expected price volatility	Risk-free interest rate
February 18, 2025 grant date	32.3%	4.3%
March 3, 2025 grant date	32.7%	3.9%
March 31, 2025 grant date	32.5%	3.9%
2022 Three-year PSU Awards
In February 2025, the P&C Committee reviewed the performance results for the 2022-2024 PSUs. Performance goals for these PSUs were based on Adjusted EBITDA CAGR, ROIC, and the Company's TSR ranking relative to S&P 500 component companies over the performance period. Based on overall performance for the 2022-2024 PSUs, these awards paid out at 75% of target or 40,752 units. Of this, 13,339 units were withheld to cover employee tax withholding and 361 units were designated as cash-settled awards, resulting in net share issuances of 27,052.

Note 20 Accumulated Other Comprehensive Loss
The following table provides details of comprehensive income (loss) for the three months ended March 31, 2025 and 2024:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment(1)	Unrecognized Losses on Derivative Instruments for net investment hedge	Unrecognized Gains (Losses) on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2024	$(141.8)	$(917.1)	$(20.7)	$3.7	$(1,075.9)
Other comprehensive income (loss) before reclassifications	—	67.4	(9.3)	1.4	59.5
Less: amounts reclassified from accumulated other comprehensive loss	0.8	—	—	(2.5)	(1.7)
Net current period other comprehensive income (loss)	0.8	67.4	(9.3)	(1.1)	57.8
Balance at March 31, 2025	$(141.0)	$(849.7)	$(30.0)	$2.6	$(1,018.1)

Balance at December 31, 2023	$(146.4)	$(770.6)	$(38.1)	$(0.4)	$(955.5)
Other comprehensive (loss) income before reclassifications	(0.2)	(40.4)	8.4	1.3	(30.9)
Less: amounts reclassified from accumulated other comprehensive loss	1.1	—	—	0.1	1.2
Net current period other comprehensive income (loss)	0.9	(40.4)	8.4	1.4	(29.7)
Balance at March 31, 2024	$(145.5)	$(811.0)	$(29.7)	$1.0	$(985.2)

(1)Includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $14.0 million and $8.8 million for the three months ended March 31, 2025 and 2024, respectively.
The following table provides detail of amounts reclassified from AOCL:

	Three Months Ended March 31,
(In millions)	2025	2024	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefits:
Net settlement income	$0.1	$—
Actuarial losses, net	(1.2)	(1.4)
Total pre-tax amount	(1.1)	(1.4)	Other income (expense), net
Tax benefit	0.3	0.3
Net of tax	(0.8)	(1.1)
Net gains (losses) on cash flow hedging derivatives:(1)
Foreign currency forward contracts	3.6	(0.2)	Cost of sales
Total pre-tax amount	3.6	(0.2)
Tax (expense) benefit	(1.1)	0.1
Net of tax	2.5	(0.1)
Total reclassifications for the period	$1.7	$(1.2)

(1)These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 14, “Derivatives and Hedging Activities,” for additional details.

Note 21 Other Income (Expense), net
The following table provides details of Other income (expense), net:

	Three Months Ended March 31,
(In millions)	2025	2024
Net foreign exchange transaction gain	$0.6	$1.2
Bank fee income (expense)	0.8	(1.0)
Pension cost other than service cost	(0.7)	(1.8)
Foreign currency exchange loss due to highly inflationary economies	(1.7)	(4.9)
Other income	2.6	6.6
Other expense	(1.1)	(0.9)
Other income (expense), net	$0.5	$(0.8)
Note 22 Net Earnings Per Common Share
The following table shows the calculation of basic and diluted net earnings per common share:

	Three Months Ended March 31,
(In millions, except per share amounts)	2025	2024
Basic Net Earnings Per Common Share:
Numerator:
Net earnings	$113.5	$82.0
Distributed and allocated undistributed net earnings to unvested restricted stockholders	—	—
Net earnings available to common stockholders	$113.5	$82.0
Denominator:
Weighted average number of common shares outstanding - basic	146.2	144.9
Basic net earnings per common share:
Basic net earnings per common share	$0.78	$0.57
Diluted Net Earnings Per Common Share:
Numerator:
Net earnings available to common stockholders	$113.5	$82.0
Denominator:
Weighted average number of common shares outstanding - basic	146.2	144.9
Effect of dilutive stock shares and units	0.6	0.5
Weighted average number of common shares outstanding - diluted under treasury stock	146.8	145.4
Diluted net earnings per common share	$0.77	$0.56

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
of Operations
The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our Condensed Consolidated Financial Statements and related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2024 Form 10-K and our Consolidated Financial Statements and related notes set forth in Item 8 of Part II of our 2024 Form 10-K. See “Cautionary Notice Regarding Forward-Looking Statements” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.
Recent Events and Trends
Market Trends

Food segment sales on an organic basis through the first quarter of 2025 compared to 2024 were slightly favorable driven by pricing actions and formula pass throughs combined with marginal volume growth. Protective segment sales on an organic basis declined in the first quarter of 2025 compared to 2024 as a result of volume declines primarily in fulfillment and industrial applications. We are currently expecting a slight shift in industrial and consumer sentiment in the full year to result in volumes down slightly on a full year total company basis compared to 2024, partially offset by favorable pricing trends compared to 2024.
Non-GAAP Information
In this report, we include certain non-GAAP financial measures, including Net Debt, Adjusted Net Earnings and Adjusted EPS, net sales on an "organic" and a “constant currency” basis, Free Cash Flow, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Tax Rate. Management uses non-GAAP financial measures to assess operating and financial performance, set budgets, provide guidance and compare with peers’ performance. We believe such non-GAAP financial measures are useful to investors. Non-GAAP financial measures should not be considered in isolation from or as a substitute for GAAP information.
The non-GAAP financial metrics exclude certain specified items (“Special Items”), including restructuring charges and restructuring associated costs, amortization of intangible assets and inventory step-up expense related to the acquisition of Liquibox, adjustments in the valuation of our "SEE Ventures" portfolio (which may include debt or equity investments), other charges related to acquisitions and divestitures, gains and losses related to acquisitions and divestitures, special tax items or tax benefits (collectively, “Tax Special Items”) and certain other items. We evaluate unusual or special items on an individual basis. Our evaluation of whether to exclude an unusual or special item for purposes of determining our non-GAAP financial measures considers both the quantitative and qualitative aspects of the item, including among other things (i) its nature, (ii) whether or not it relates to our ongoing business operations, and (iii) whether or not we expect it to occur as part of our normal business on a regular basis.
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
The following table shows a reconciliation of GAAP Net earnings from continuing operations to non-GAAP Consolidated Adjusted EBITDA from continuing operations:

	Three Months Ended March 31,
(In millions)	2025	2024
Net earnings from continuing operations	$116.9	$83.4
Interest expense, net	56.8	65.1
Income tax provision	10.2	35.7
Depreciation and amortization, net of adjustments(1)	58.7	60.9
Special Items:
Liquibox intangible amortization	7.6	7.5
Restructuring charges	2.6	15.5
Other restructuring associated costs	5.9	6.8
Foreign currency exchange loss due to highly inflationary economies	1.7	4.9
Charges related to acquisition and divestiture activity(2)	0.1	(1.9)
CEO severance and separation costs	7.4	—
Accelerated share-based compensation expense(1)	5.0	—
Other Special Items	3.4	0.4
Pre-tax impact of Special Items	33.7	33.2
Non-GAAP Consolidated Adjusted EBITDA from continuing operations	$276.3	$278.3

(1)Net of Liquibox intangible amortization of $7.6 million and $7.5 million for the three months ended March 31, 2025 and 2024, respectively, and accelerated share-based compensation expense of $5.0 million for the three months ended March 31, 2025, which is included under Special Items. The accelerated share-based compensation expense for the three months ended March 31, 2025 primarily relates to the vesting of certain equity awards for our prior CEO upon his departure.
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

	Three Months Ended March 31,
	2025		2024
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
GAAP Net earnings and diluted EPS from continuing operations	$116.9	$0.79	$83.4	$0.57
Special Items(1)	2.6	0.02	29.4	0.20
Non-GAAP Adjusted net earnings and adjusted diluted EPS from continuing operations(2)	$119.5	$0.81	$112.8	$0.78
Weighted average number of common shares outstanding - Diluted		146.8		145.4

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
The following table shows our calculation of the non-GAAP Adjusted income tax rate:

	Three Months Ended March 31,
(In millions)	2025	2024
GAAP Earnings before income tax provision from continuing operations	$127.1	$119.1
Pre-tax impact of Special Items	33.7	33.2
Non-GAAP Adjusted Earnings before income tax provision from continuing operations	$160.8	$152.3

GAAP Income tax provision from continuing operations	$10.2	$35.7
Tax Special Items(1)	23.6	(4.1)
Tax impact of Special Items(2)	7.5	7.9
Non-GAAP Adjusted Income tax provision from continuing operations	$41.3	$39.5

GAAP Effective income tax rate	8.0%	30.0%
Non-GAAP Adjusted income tax rate	25.7%	25.9%

(1)For the three months ended March 31, 2025, Tax Special Items reflect the resolution of certain previous years' international tax matters, partially offset by interest accruals for uncertain tax positions, and for the three months ended March 31, 2024, Tax Special Items reflect accruals for uncertain tax positions.
(2)The tax rate used to calculate the tax impact of Special Items is based on the jurisdiction in which the item was recorded.
Organic and Constant Currency Measures
In our “Net Sales by Segment,” and in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant currency”, and we exclude acquisitions in the first year after closing, divestiture activity from the time of sale, and the impact of foreign currency translation when presenting net sales information, which we define as “organic.” Changes in net sales excluding the impact of foreign currency translation and/or acquisition and divestiture activity are non-GAAP financial measures. As a worldwide business, it is important that we consider the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot control changes in foreign currency exchange rates. Consequently, when our management analyzes our financial results including performance metrics such as sales, cost of sales or selling, general and administrative expense, to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our current period results at prior period foreign currency exchange rates and then make adjustments for other items affecting comparability. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, our management believes that these presentations are useful internally and may be useful to investors.
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

Highlights of Financial Performance
Below are the highlights of our financial performance for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		%
(In millions, except per share amounts)	2025	2024	Change
Net sales	$1,272.5	$1,329.6	(4.3)%
Gross profit	$391.7	$400.8	(2.3)%
As a % of net sales	30.8%	30.1%
Operating profit	$183.4	$185.0	(0.9)%
As a % of net sales	14.4%	13.9%
Net earnings from continuing operations	$116.9	$83.4	40.2%
Loss on sale of discontinued operations, net of tax	(3.4)	(1.4)	#
Net earnings	$113.5	$82.0	38.4%
Basic:
Continuing operations	$0.80	$0.58	37.9%
Discontinued operations	(0.02)	(0.01)	#
Net earnings per common share - basic	$0.78	$0.57	36.8%
Diluted:
Continuing operations	$0.79	$0.57	38.6%
Discontinued operations	(0.02)	(0.01)	#
Net earnings per common share - diluted	$0.77	$0.56	37.5%
Weighted average number of common shares outstanding:
Basic	146.2	144.9
Diluted	146.8	145.4
Non-GAAP Consolidated Adjusted EBITDA from continuing operations(1)	$276.3	$278.3	(0.7)%
Non-GAAP Adjusted EPS from continuing operations(2)	$0.81	$0.78	3.8%

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
The following table presents the approximate favorable or (unfavorable) impact that foreign currency translation had on certain components of our condensed consolidated financial results:

(In millions)	Three Months Ended March 31, 2025
Net sales	$(29.9)
Cost of sales	20.4
Gross profit	(9.5)
Selling, general and administrative expenses	2.9
Non-GAAP Adjusted EBITDA	(8.2)

Net Sales by Segment
The following table presents the components of change in net sales by reportable segment for the three months ended March 31, 2025 compared with 2024.

	Three Months Ended March 31,
(In millions)	Food		Protective		Total Company
2024 Net Sales	$868.4	65.3%	$461.2	34.7%	$1,329.6	100.0%

Price	5.4	0.6%	(6.5)	(1.4)%	(1.1)	(0.1)%
Volume(1)	2.5	0.3%	(28.6)	(6.2)%	(26.1)	(1.9)%
Total constant currency change (non-GAAP)	7.9	0.9%	(35.1)	(7.6)%	(27.2)	(2.0)%
Foreign currency translation	(24.2)	(2.8)%	(5.7)	(1.2)%	(29.9)	(2.3)%
Total change (GAAP)	(16.3)	(1.9)%	(40.8)	(8.8)%	(57.1)	(4.3)%

2025 Net Sales	$852.1	67.0%	$420.4	33.0%	$1,272.5	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
The following net sales discussion is on a reported and constant currency basis.
Food
Three Months Ended March 31, 2025 Compared with the Same Period in 2024
As reported, net sales decreased by $16 million, or 2%, in 2025 compared with 2024. Foreign currency had an unfavorable impact of $24 million or 3%. On a constant currency basis, net sales increased by $8 million, or 1%, in 2025 compared with 2024, primarily due to the following:
•favorable price of $5 million, primarily due to U.S. dollar-based pricing in Latin America; and
•higher volumes of $3 million.
Protective
Three Months Ended March 31, 2025 Compared with the Same Period in 2024
As reported, net sales decreased by $41 million, or 9%, in 2025 compared to 2024. Foreign currency had an unfavorable impact of $6 million or 1%. On a constant currency basis, net sales decreased by $35 million, or 8%, in 2025 compared with 2024, primarily due to the following:
•lower volumes of $29 million, primarily in North America, resulting from continued weakness in our fulfillment and industrial portfolios; and
•unfavorable price of $6 million, primarily in North America.
Cost of Sales
Cost of sales for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,		%
(In millions)	2025	2024	Change
Cost of sales	$880.8	$928.8	(5.2)%
As a % of net sales	69.2%	69.9%

Three Months Ended March 31, 2025 Compared with the Same Period in 2024
As reported, cost of sales decreased by $48 million, or 5%, in 2025 compared to 2024. Cost of sales was impacted by favorable foreign currency translation of $20 million. As a percentage of net sales, cost of sales decreased 70 basis points, from 69.9% to 69.2% primarily driven by productivity benefits.
Gross Profit
The Company evaluates performance of the reportable segments based on the results of each segment. The performance metric most closely aligned with our consolidated financial statements used by the Company's chief operating decision maker to evaluate performance of our reportable segments is Gross Profit.
The table below sets forth the Segment Gross Profit for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		%
(In millions)	2025	2024	Change
Food	$268.1	$259.5	3.3%
Protective	124.1	141.3	(12.2)%
Other	(0.5)	—	#
Consolidated Gross Profit	$391.7	$400.8	(2.3)%

# Denotes where percentage change is not meaningful.
Three Months Ended March 31, 2025 Compared with the Same Period in 2024
Food
Segment Gross Profit increased $9 million in 2025 as compared to 2024. Segment Gross Profit was impacted by unfavorable foreign currency translation of $8 million. On a constant currency basis, Segment Gross Profit increased $16 million, or 6%, in 2025 as compared to 2024 due to lower operating costs including productivity benefits, partially offset by unfavorable net price realization.
Protective
Three Months Ended March 31, 2025 Compared with the Same Period in 2024
Segment Gross Profit decreased $17 million in 2025 as compared to 2024. Segment Gross Profit was impacted by unfavorable foreign currency translation of $2 million. On a constant currency basis, Segment Gross Profit decreased $15 million, or 11%, in 2025 as compared to 2024 primarily due to lower sales volume and unfavorable net price realization, partially offset by lower operating costs including productivity benefits.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,		%
(In millions)	2025	2024	Change
Selling, general and administrative expenses	$190.5	$185.5	2.7%
As a % of net sales	15.0%	14.0%
Three Months Ended March 31, 2025 Compared with the Same Period in 2024
As reported, SG&A expenses increased by $5 million, or 3%, in 2025 compared to 2024. The foreign currency translation impact on SG&A expenses was $3 million. On a constant currency basis, SG&A expenses increased by $8 million, or 4%. The increase in SG&A expenses were primarily due to CEO severance and separation costs, partially offset by productivity benefits including the CTO2Grow Program.

Amortization Expense of Intangible Assets
Amortization expense of intangible assets for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,		%
(In millions)	2025	2024	Change
Amortization expense of intangible assets	$15.2	$14.8	2.7%
As a % of net sales	1.2%	1.1%

 Three Months Ended March 31, 2025 Compared with the Same Period in 2024
The increase in amortization expense of intangible assets was less than $1 million in the three months ended March 31, 2025, compared to 2024.
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
For the three months ended March 31, 2025, the Company incurred cash expense including $3 million of restructuring charges related to headcount reductions and $6 million of other associated costs for the CTO2Grow Program. For the three months ended March 31, 2025, the Company incurred non-cash expense of $1 million of other associated costs associated with the CTO2Grow Program.
For the three months ended March 31, 2024, the Company incurred cash expense including $15 million of restructuring charges related to headcount reductions and $7 million of other associated costs for the CTO2Grow Program.
For the three months ended March 31, 2025, the CTO2Grow Program generated incremental cost benefits of $16 million related to reductions in operating costs. For the full year 2025, we expect the CTO2Grow Program to generate incremental cost benefits of approximately $64 million.
For the three months ended March 31, 2025, cash outlay for restructuring and restructuring related activities for the CTO2Grow Program was $18 million. For the full year 2025, we expect cash outlay for the CTO2Grow Program to be approximately $85 million.
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
Interest expense, net for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024	Change
Interest expense on our various debt instruments:
Term Loan A due March 2027	$7.3	$9.0	$(1.7)
Term Loan A2 due March 2027	4.7	11.0	(6.3)
Revolving credit facility due March 2027	0.3	0.2	0.1
5.500% Senior Notes due September 2025(1)	—	5.6	(5.6)
1.573% Senior Secured Notes due October 2026	2.6	2.6	—
4.000% Senior Notes due December 2027	4.4	4.4	—
6.125% Senior Notes due February 2028	12.5	12.4	0.1
5.000% Senior Notes due April 2029	5.5	5.4	0.1
7.250% Senior Notes due February 2031	7.8	7.8	—
6.500% Senior Notes due July 2032(1)	6.6	—	6.6
6.875% Senior Notes due July 2033	7.8	7.8	—
Other interest expense(2)	10.9	11.0	(0.1)
Less: capitalized interest	(2.9)	(3.3)	0.4
Less: interest income	(10.7)	(8.8)	(1.9)
Total	$56.8	$65.1	$(8.3)

(1)On June 28, 2024, the Company issued $400 million of 6.500% senior notes due July 2032. The proceeds were used to repurchase the Company's 5.500% senior notes due September 2025. See Note 13, “Debt and Credit Facilities,” for further details.
(2)Other includes expense associated with borrowings under our U.S. and European accounts receivable securitization programs, accounts receivable factoring agreements, and borrowings under various lines of credit.
Other Income (Expense), net
Gain on Liquibox final purchase price settlement
In March of 2024, we finalized the Liquibox purchase price settlement with the seller subsequent to the measurement period. The final purchase price settlement resulted in the recognition of pre-tax income of approximately $3 million during the three months ended March 31, 2024.
See Note 21, “Other Income (Expense), net,” for the remaining components of Other income (expense), net.
Income Taxes
Our effective income tax rate for the three months ended March 31, 2025 was 8%. The three month period was favorably impacted by the reversal of accruals for uncertain tax positions as a result of the resolution of certain previous years' international tax matters.
Our effective income tax rate for the three months ended March 31, 2024 was 30%. The three month period was unfavorably impacted by accruals for uncertain tax positions.
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
There were no significant changes in our valuation allowances for the three months ended March 31, 2025 and 2024.
Net (decreases)/increases in unrecognized tax positions were $(44) million and $5 million for the three months ended March 31, 2025 and 2024, respectively. The period ended March 31, 2025 decreased as a result of the resolution of certain previous years’ international tax matters, offset by interest accruals on existing uncertain tax positions, and the March 31, 2024 increase was primarily related to interest accruals on existing uncertain tax positions. We are not currently able to reasonably estimate the amount by which the liability for unrecognized tax positions may increase or decrease during the next 12 months as a result of current and future tax examination activity or resolution. Interest and penalties on tax assessments are included in Income tax provision on our Condensed Consolidated Statements of Operations.
Net Earnings from Continuing Operations
Net earnings from continuing operations for the three months ended March 31, 2025 and 2024 are included in the table below.

	Three Months Ended March 31,		%
(In millions)	2025	2024	Change
Net earnings from continuing operations	$116.9	$83.4	40.2%

Three Months Ended March 31, 2025 Compared with the Same Period in 2024
Net earnings in the three months ended March 31, 2025 were unfavorably impacted by $3 million of Special Items, primarily due to:
•restructuring and other restructuring associated costs of $9 million ($7 million, net of taxes);
•Liquibox intangible amortization of $8 million ($6 million, net of taxes);
•CEO severance and separation costs of $7 million ($6 million, net of taxes);
•accelerated share-based compensation expense of $5 million ($4 million, net of taxes); and
•foreign currency loss on highly inflationary economies of $2 million ($2 million, net of taxes).
These expenses were partially offset by:
•Tax Special Items of $24 million reflect the resolution of certain previous years' international tax matters, partially offset by interest accruals for uncertain tax positions.
Net earnings in the three months ends March 31, 2024 were unfavorably impacted by $29 million of Special Items, primarily due to:
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
Adjusted EBITDA by Segment
The Company evaluates performance of the reportable segments based on the results of each segment. One of the performance metric used by the Company's chief operating decision maker to evaluate the performance of our reportable segments is Segment Adjusted EBITDA. We allocate and disclose depreciation and amortization expense to our segments, although depreciation and amortization are not included in Segment Adjusted EBITDA. We also allocate and disclose restructuring and other charges and impairment of goodwill and other intangible assets by segment, although these items are not included in Segment Adjusted EBITDA since restructuring and other charges and impairment of goodwill and other intangible assets are categorized as Special Items. The accounting policies of the reportable segments and Corporate are the same as those applied to the Condensed Consolidated Financial Statements.
See “Non-GAAP Information” for a reconciliation of GAAP net earnings from continuing operations to non-GAAP Consolidated Adjusted EBITDA from continuing operations.
The table below sets forth the Segment Adjusted EBITDA for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		%
(In millions)	2025	2024	Change
Food	$202.7	$189.6	6.9%
Adjusted EBITDA Margin	23.8%	21.8%
Protective	73.9	89.5	(17.4)%
Adjusted EBITDA Margin	17.6%	19.4%
Corporate	(0.3)	(0.8)	(62.5)%
Non-GAAP Consolidated Adjusted EBITDA	$276.3	$278.3	(0.7)%
Adjusted EBITDA Margin	21.7%	20.9%
The following is a discussion of the factors that contributed to the change in Segment Adjusted EBITDA during the three months ended March 31, 2025, as compared to the same period in 2024.
Food
Three Months Ended March 31, 2025 Compared with the Same Period in 2024
On a reported currency basis, Segment Adjusted EBITDA increased by $13 million in 2025 compared to 2024. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $6 million. On a constant currency basis, Segment Adjusted EBITDA increased by $19 million, or 10% in 2025 compared to 2024, primarily due to lower operating costs, partly driven by productivity benefits including the CTO2Grow Program. These increases were partially offset by unfavorable net price realization.
Protective
Three Months Ended March 31, 2025 Compared with the Same Period in 2024
On a reported currency basis, Segment Adjusted EBITDA decreased by $16 million in 2025 compared to 2024. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $1 million. On a constant currency basis, Segment Adjusted EBITDA decreased by $14 million, or 16%, in 2025 compared to 2024, primarily due to lower volumes and unfavorable net price realization. These decreases were partially offset by lower operating costs, primarily driven by productivity benefits including the CTO2Grow Program.

Corporate
Three Months Ended March 31, 2025 Compared with the Same Period in 2024
On a reported currency basis, Corporate Adjusted EBITDA increased by less than $1 million in three months ended March 31, 2025 compared with the same period in 2024.
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
As of March 31, 2025, we had cash and cash equivalents of $335 million, of which approximately $309 million, or 92%, was located outside of the U.S. We believe our U.S. cash balances and committed liquidity facilities available to U.S. borrowers are sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that, in the near term, cash located outside of the U.S. will be needed to satisfy our obligations, dividends and other demands for cash in the U.S. Of the cash balances located outside of the U.S., approximately $18 million are in the Company's subsidiaries in Russia and Ukraine. We have no other material cash balances deemed to be trapped as of March 31, 2025.
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

(In millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$335.2	$371.8
See “Analysis of Historical Cash Flow” below.
Accounts Receivable Securitization Programs
At March 31, 2025, we had total availability of $135 million and total outstanding borrowings of $132 million under our U.S. and European accounts receivable securitization programs. At December 31, 2024, we had $133 million available to us and $133 million outstanding borrowings under the programs.
Our trade receivable securitization programs represent borrowings secured by outstanding customer receivables. Therefore, the use and repayment of borrowings under such programs are classified as financing activities in our Condensed Consolidated Statements of Cash Flows. We do not recognize the cash flow within operating activities until the underlying invoices have been paid by our customer. The trade receivables that served as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. See Note 9, “Accounts Receivable Securitization Programs,” for further details.
Accounts Receivable Factoring Agreements
We account for our participation in our customers' supply chain financing arrangements and our trade receivable factoring program in accordance with ASC Topic 860, which allows the ownership transfer of accounts receivable to qualify for true-sale treatment when the appropriate criteria are met. As such, the Company excludes the balances sold under such programs from Trade receivables, net on the Condensed Consolidated Balance Sheets. We recognize cash flow from operating activities at the point the receivables are sold under such programs. See Note 10, “Accounts Receivable Factoring Agreements,” for further details.

Gross amounts received under these programs for the three months ended March 31, 2025 and March 31, 2024 were $149 million and $180 million, respectively. If these programs had not been in effect for the three months ended March 31, 2025, we would have been required to collect the invoice amounts directly from the relevant customers in accordance with the agreed payment terms. Approximately $137 million in incremental trade receivables would have been outstanding at March 31, 2025 if collection on such invoice amounts were made directly from our customers on the invoice due date and not through our customers' supply chain financing arrangements or our factoring program.
Lines of Credit
At March 31, 2025 and December 31, 2024, we had a $1.0 billion revolving credit facility. We had no outstanding borrowings under the facility at March 31, 2025 and December 31, 2024. There was $6 million and $8 million outstanding under various lines of credit extended to our subsidiaries at March 31, 2025 and December 31, 2024, respectively. See Note 13, “Debt and Credit Facilities,” for further details.
Covenants
At March 31, 2025, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” within Note 13, “Debt and Credit Facilities,” which require us, among other things, to maintain a maximum leverage ratio of debt to EBITDA of 4.50 to 1.00. At March 31, 2025, as calculated under the covenant, our leverage ratio was 3.30 to 1.00. We expect to be in continued compliance with our debt covenants, including the covenant leverage ratio, over the next 12 months.
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
At March 31, 2025 and December 31, 2024, our accounts payable balances included $144 million and $161 million, respectively, related to invoices from suppliers participating in the program. The cumulative amounts settled through the supply chain financing program for the three months ended March 31, 2025 were $112 million, compared to $108 million for the three months ended March 31, 2024. See Note 11, "Supply Chain Financing Program," for further details.
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

Outstanding Indebtedness
At March 31, 2025 and December 31, 2024, our total debt outstanding and our non-GAAP net debt consisted of the amounts set forth in the following table.

(In millions)	March 31, 2025	December 31, 2024
Short-term borrowings	$137.9	$140.5
Current portion of long-term debt	70.8	64.6
Total current debt	208.7	205.1
Total long-term debt, less current portion(1)	4,195.5	4,198.8
Total debt	4,404.2	4,403.9
Less: Cash and cash equivalents	(335.2)	(371.8)
Non-GAAP net debt	$4,069.0	$4,032.1

(1)Amounts are net of unamortized discounts and debt issuance costs of $29 million and $32 million at March 31, 2025 and December 31, 2024, respectively. See Note 13, “Debt and Credit Facilities,” for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(In millions)	2025	2024	Change
Net cash provided by operating activities	$31.9	$125.1	$(93.2)
Net cash used in investing activities	(43.5)	(38.0)	(5.5)
Net cash used in financing activities	(45.3)	(69.1)	23.8
Effect of foreign currency exchange rate changes on cash and cash equivalents	20.3	(11.3)	31.6
In addition to net cash from operating activities, we use free cash flow as a useful measure of performance and an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, as certain debt servicing requirements or other non-discretionary expenditures are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of non-GAAP free cash flow for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(In millions)	2025	2024	Change
Cash flow provided by operating activities	$31.9	$125.1	$(93.2)
Capital expenditures	(43.9)	(47.1)	3.2
Non-GAAP free cash flow	$(12.0)	$78.0	$(90.0)
Operating Activities
Three Months Ended March 31, 2025 Compared with the Same Period in 2024
Net cash provided by operating activities was $32 million in the three months ended March 31, 2025, compared to $125 million in 2024.

The decrease in cash flow from operating activities was primarily driven by Other assets and liabilities which unfavorably impacted cash flow by $79 million compared to 2024 largely due to the impact of incentive compensation, including higher cash payments made during 2025, coupled with a slightly lower accrual as of March 31, 2025, as compared to the prior year.
Working capital accounts (inventories, trade receivables and accounts payable) were $29 million unfavorable in 2025 compared to 2024. Accounts payable was unfavorable by $32 million compared to 2024, due to raw material price deflation. This was partially offset by the impact of trade receivables on cash flow from operating activities which was $3 million favorable compared to 2024 and a lower use of cash for inventory of $1 million compared to 2024.
Investing Activities
Three Months Ended March 31, 2025 Compared with the Same Period in 2024
Net cash used in investing activities was $44 million in the three months ended March 31, 2025, compared to $38 million in 2024.
The increase in net cash used in investing activities was due to the settlement of foreign currency contracts which was $4 million unfavorable in 2025 compared to 2024. In addition, we received approximately $4 million in 2024 as a result of finalizing the Liquibox purchase price settlement with the seller.
These increases in net cash used for investing activities was partially offset by a lower use of cash for capital expenditures of $3 million in 2025 compared to 2024.
Financing Activities
Three Months Ended March 31, 2025 Compared with the Same Period in 2024
Net cash used in financing activities was $45 million in the three months ended March 31, 2025, compared to $69 million in 2024.
The decrease in cash used for financing activities was primarily due to debt related activities. There was a net use of cash of $7 million for debt related activities in 2025 compared to $29 million in 2024.
Changes in Working Capital

(In millions)	March 31, 2025	December 31, 2024	Change
Working capital (current assets less current liabilities)	$398.4	$256.3	$142.1
Current ratio (current assets divided by current liabilities)	1.3x	1.2x
Quick ratio (current assets, less inventories divided by current liabilities)	0.8x	0.7x
The $142 million, or 55%, increase in working capital during the three months ended March 31, 2025 was primarily due the following:
•decrease in other current liabilities of $122 million, primarily due to the payment of performance-based compensation and profit sharing in the first quarter 2025, offset by current year accruals, decrease in uncertain tax positions due to the resolution of certain previous years' international tax matters and lower customer rebate accruals;
•increase in inventories, net of $45 million, due to the rebuild of inventory after the seasonal year-end reductions;
•increase in trade receivables, net of $40 million, primarily due to the timing of collections;
•decrease in income tax payable of $16 million; and
•decrease in accrued restructuring costs of $11 million, primarily due to cash payments associated with the CTO2Grow Program, net of accruals.
The increases in working capital were partially offset by:
•decrease in cash and cash equivalents of $37 million; and

•increase in accounts payable of $17 million.
Changes in Stockholders’ Equity
The $173 million, or 28%, increase in stockholders’ equity in the three months ended March 31, 2025 was primarily due to the following:
•net earnings of $113 million;
•cumulative translation adjustment gain of $67 million;
•stock issued for profit sharing contribution paid in stock of $26 million;
•the effect of share-based incentive compensation of $6 million, including the impact of share-based compensation expense and netting of shares to cover the employee tax withholding amounts; and
•the recognition of pension items within AOCL of $1 million;
These increases were partially offset by:
•dividends paid on our common stock and dividend equivalent accruals related to unvested equity awards of $30 million; and
•unrealized losses on derivative instruments of $10 million.
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
Foreign Currency Forward Contracts
At March 31, 2025, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
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

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2024 Form 10-K. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2024 Form 10-K.

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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At March 31, 2025, we had no outstanding interest rate swaps, collars or options.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 14, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 15, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $76 million in the fair value of the total debt balance at March 31, 2025. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
Argentina
Economic and political events in Argentina have exposed us to heightened levels of foreign currency exchange risks and the fluctuations in foreign exchange rates on the Argentine peso continue to impact our financial results. As of July 1, 2018, Argentina was designated as a highly inflationary economy. We recognized a remeasurement loss of $2 million and $5 million in the three months ended March 31, 2025 and 2024, respectively, within Other income (expense), net on the Condensed Consolidated Statements of Operations, related to the designation of Argentina as a highly inflationary economy under GAAP. See Note 1, "Organization and Basis of Presentation," for additional information. For the three months ended March 31, 2025, less than 2% of our consolidated net sales were derived from our products sold in Argentina. As of March 31, 2025, our net assets included $35 million of cash and cash equivalents domiciled in Argentina and our Argentina subsidiary had cumulative translation losses of $22 million.

Russia
Recent fluctuations of the ruble have exposed us to heightened levels of foreign currency exchange risks. For the three months ended March 31, 2025, approximately 1% of our consolidated net sales were derived from products sold in Russia. As of March 31, 2025, our net assets included $16 million of cash and cash equivalents domiciled in Russia and our Russia subsidiary had cumulative translation losses of $42 million.

Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at March 31, 2025 would have caused us to pay approximately $29 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
Our foreign currency forward contracts are described in Note 14, “Derivatives and Hedging Activities,” which is incorporated herein by reference.
Net Investment Hedge
In February 2023, we repaid the €400 million 4.500% senior notes issued in June 2015, which were previously designated as a net investment hedge against the foreign currency exposure of a portion of our net investment in certain Euro-functional currency subsidiaries.
In the first quarter of 2023, we entered into a series of cross-currency swaps with a combined notional amount of $433 million. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. The maturity date for this series of cross-currency swaps is February 1, 2028. We recognized less than $1 million of interest income related to these contracts, which is reflected within Interest expense, net on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024.
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
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower subsidiary based on the location of its operations. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The U.S. dollar equivalent amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $150 million and $145 million at March 31, 2025 and December 31, 2024, respectively.
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rule 13a-15. Our management, including our Chief Executive Officer and Interim Chief Financial Officer, supervised and participated in this evaluation. Based upon that evaluation and as of the end of the period covered by this report, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the “reasonable assurance” level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 18, “Commitments and Contingencies,” is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of our 2024 Form 10-K.

Item 1A.	Risk Factors
Reference is made to Part I, Item 1A, “Risk Factors,” in our 2024 Form 10-K for information concerning risks that may materially affect our business, financial condition or results of operations. There have been no significant changes to our risk factors since December 31, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)    In March 2025, we transferred 824,393 shares of our common stock, par value $0.10 per share, from treasury to our 401(K) and Profit Sharing Plan as part of our 2024 profit sharing contribution. The issuance of such shares to the plan was not registered under the Securities Act of 1933, as amended, because such transaction did not involve an “offer” or “sale” of securities under Section 2(a)(3) of the Securities Act.
(c)     Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended March 31, 2025, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
Balance as of December 31, 2024				$536,509,713
January 1, 2025 through January 31, 2025	—	$—	—	536,509,713
February 1, 2025 through February 28, 2025	—	$—	—	536,509,713
March 1, 2025 through March 31, 2025	—	$—	—	536,509,713
Total	—		—	$536,509,713

(1)On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This program has no expiration and replaced the previous authorization. It does not obligate us to repurchase any specified amount of shares and remains subject to the discretion of the Board of Directors. As of March 31, 2025, there was $537 million remaining under the currently authorized repurchase program. From time to time we acquire shares by means of open-market transactions, including through plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and privately negotiated transactions, including accelerated share repurchase programs, or other methods, pursuant to our publicly announced program described above, subject to market or other conditions, covenants in our senior secured credit facility and applicable regulatory requirements.

Item 5.	Other Information
During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

31.1	Certification of Dustin J. Semach pursuant to Rule 13a-14(a), dated May 7, 2025.
31.2	Certification of Veronika Johnson pursuant to Rule 13a-14(a), dated May 7, 2025.
32	Certification of Dustin J. Semach and Veronika Johnson pursuant to 18 U.S.C. § 1350, dated May 7, 2025.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: May 7, 2025	By:	/S/ Veronika Johnson
Veronika Johnson
Interim Chief Financial Officer, Chief Accounting Officer and Controller
(Duly Authorized Officer)