Form 10-Q
period 2025-09-30
SEALED AIR CORP/DE
filed 2025-11-04
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 147,123,218 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of October 30, 2025.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

(In USD millions, except share and per share data)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$282.5	$371.8
Trade receivables, net of allowance for credit losses of $12.5 in 2025 and $12.6 in 2024	490.6	443.1
Income tax receivables	69.0	25.0
Other receivables	101.1	135.9
Inventories, net of inventory reserves of $51.0 in 2025 and $45.4 in 2024 (Note 6)	825.1	722.2
Prepaid expenses and other current assets	214.6	193.8
Total current assets	1,982.9	1,891.8
Property and equipment, net (Note 7)	1,431.1	1,397.9
Goodwill (Note 8)	2,899.8	2,878.5
Identifiable intangible assets, net (Note 8)	344.1	381.6
Deferred taxes	55.1	112.0
Operating lease right-of-use-assets (Note 4)	86.4	98.0
Other non-current assets	284.8	262.3
Total assets	$7,084.2	$7,022.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings (Note 13)	$154.2	$140.5
Current portion of long-term debt (Note 13)	47.6	64.6
Current portion of operating lease liabilities (Note 4)	31.1	29.7
Accounts payable	779.0	771.0
Accrued restructuring costs (Note 12)	34.0	42.6
Income tax payable	11.4	53.3
Other current liabilities	481.9	533.8
Total current liabilities	1,539.2	1,635.5
Long-term debt, less current portion (Note 13)	3,971.8	4,198.8
Long-term operating lease liabilities, less current portion (Note 4)	63.7	74.8
Deferred taxes	27.8	26.1
Other non-current liabilities	291.4	462.4
Total liabilities	5,893.9	6,397.6
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2025 and 2024	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 155,175,199 in 2025 and 154,610,375 in 2024; shares outstanding: 147,120,890 in 2025 and 145,731,673 in 2024	15.5	15.5
Additional paid-in capital	1,456.0	1,445.7
Retained earnings	1,015.7	643.4
Common stock in treasury, 8,054,309 shares in 2025 and 8,878,702 shares in 2024	(366.6)	(404.2)
Accumulated other comprehensive loss, net of taxes (Note 20)	(930.3)	(1,075.9)
Total stockholders’ equity	1,190.3	624.5
Total liabilities and stockholders’ equity	$7,084.2	$7,022.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In USD millions, except per share data)	2025	2024	2025	2024
Net sales	$1,351.3	$1,345.1	$3,958.8	$4,019.8
Cost of sales	950.8	943.6	2,760.4	2,801.5
Gross profit	400.5	401.5	1,198.4	1,218.3
Selling, general and administrative expenses	175.3	187.1	546.1	563.8
(Loss) on disposal of long-lived assets and businesses, net	(4.8)	(5.4)	(14.7)	(5.8)
Amortization expense of intangible assets	14.9	15.9	45.0	47.0
Restructuring charges (Note 12)	20.8	6.8	26.2	24.8
Operating profit	184.7	186.3	566.4	576.9
Interest expense, net	(55.5)	(60.5)	(168.0)	(188.9)
Other expense, net (Note 21)	(13.5)	(6.4)	(24.3)	(14.0)
Earnings before income tax provision	115.7	119.4	374.1	374.0
Income tax provision (Note 17)	(70.0)	30.7	(22.7)	104.1
Net earnings from continuing operations	185.7	88.7	396.8	269.9
Gain on sale of discontinued operations, net of tax	69.4	3.0	64.9	2.1
Net earnings	$255.1	$91.7	$461.7	$272.0
Basic:
Continuing operations	$1.26	$0.61	$2.70	$1.86
Discontinued operations	0.47	0.02	0.44	0.01
Net earnings per common share - basic (Note 22)	$1.73	$0.63	$3.14	$1.87
Diluted:
Continuing operations	$1.26	$0.61	$2.70	$1.85
Discontinued operations	0.47	0.02	0.44	0.02
Net earnings per common share - diluted (Note 22)	$1.73	$0.63	$3.14	$1.87
Weighted average number of common shares outstanding: (Note 22)
Basic	147.2	145.8	146.9	145.5
Diluted	147.7	146.1	147.2	145.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2025			2024			2025			2024
(In USD millions)	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings			$255.1			$91.7			$461.7			$272.0
Other comprehensive income (loss):
Recognition of pension items	$1.7	$(0.4)	1.3	$0.9	$(0.2)	0.7	$4.0	$(1.0)	3.0	$3.5	$(0.9)	2.6
Unrealized gains (losses) on derivative instruments for net investment hedge	6.0	(1.5)	4.5	(13.5)	3.4	(10.1)	(54.9)	13.7	(41.2)	2.5	(0.6)	1.9
Unrealized gains (losses) on derivative instruments for cash flow hedge	1.9	(0.5)	1.4	(3.2)	0.9	(2.3)	(4.0)	1.2	(2.8)	(0.9)	0.2	(0.7)
Foreign currency translation adjustments	(4.1)	—	(4.1)	63.6	—	63.6	186.6	—	186.6	(6.8)	—	(6.8)
Other comprehensive income (loss)	$5.5	$(2.4)	3.1	$47.8	$4.1	51.9	$131.7	$13.9	145.6	$(1.7)	$(1.3)	(3.0)
Comprehensive income, net of taxes			$258.2			$143.6			$607.3			$269.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In USD millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Equity
Balance at June 30, 2025	$15.5	$1,447.2	$790.4	$(366.6)	$(933.4)	$953.1
Effect of share-based incentive compensation	—	8.8	—	—	—	8.8
Recognition of pension items, net of taxes	—	—	—	—	1.3	1.3
Foreign currency translation adjustments	—	—	—	—	(4.1)	(4.1)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	5.9	5.9
Net earnings	—	—	255.1	—	—	255.1
Dividends on common stock ($0.20 per share)	—	—	(29.8)	—	—	(29.8)
Balance at September 30, 2025	$15.5	$1,456.0	$1,015.7	$(366.6)	$(930.3)	$1,190.3

Balance at December 31, 2024	$15.5	$1,445.7	$643.4	$(404.2)	$(1,075.9)	$624.5
Effect of share-based incentive compensation	—	21.6	—	—	—	21.6
Stock issued for profit sharing contribution paid in stock	—	(11.3)	—	37.6	—	26.3
Recognition of pension items, net of taxes	—	—	—	—	3.0	3.0
Foreign currency translation adjustments	—	—	—	—	186.6	186.6
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(44.0)	(44.0)
Net earnings	—	—	461.7	—	—	461.7
Dividends on common stock ($0.60 per share)	—	—	(89.4)	—	—	(89.4)
Balance at September 30, 2025	$15.5	$1,456.0	$1,015.7	$(366.6)	$(930.3)	$1,190.3

Balance at June 30, 2024	$15.5	$1,431.4	$617.8	$(404.2)	$(1,010.4)	$650.1
Effect of share-based incentive compensation	—	6.9	—	—	—	6.9
Recognition of pension items, net of taxes	—	—	—	—	0.7	0.7
Foreign currency translation adjustments	—	—	—	—	63.6	63.6
Unrealized loss on derivative instruments, net of taxes	—	—	—	—	(12.4)	(12.4)
Net earnings	—	—	91.7	—	—	91.7
Dividends on common stock ($0.20 per share)	—	—	(29.4)	—	—	(29.4)
Balance at September 30, 2024	$15.5	$1,438.3	$680.1	$(404.2)	$(958.5)	$771.2

Balance at December 31, 2023	$15.4	$1,429.5	$496.5	$(436.4)	$(955.5)	$549.5
Effect of share-based incentive compensation	0.1	15.6	—	—	—	15.7
Stock issued for profit sharing contribution paid in stock	—	(6.8)	—	32.2	—	25.4
Recognition of pension items, net of taxes	—	—	—	—	2.6	2.6
Foreign currency translation adjustments	—	—	—	—	(6.8)	(6.8)
Unrealized gain on derivative instruments, net of taxes	—	—	—	—	1.2	1.2
Net earnings	—	—	272.0	—	—	272.0
Dividends on common stock ($0.60 per share)	—	—	(88.4)	—	—	(88.4)
Balance at September 30, 2024	$15.5	$1,438.3	$680.1	$(404.2)	$(958.5)	$771.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In USD millions)	2025	2024
Net earnings	$461.7	$272.0
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	180.2	182.5
Share-based incentive compensation	31.0	23.4
Profit sharing expense	15.7	19.8
Loss on debt redemption and refinancing activities	5.1	6.8
Provision for allowance for credit losses on trade receivables	1.4	1.6
Provisions for inventory obsolescence	16.0	17.4
Deferred taxes, net	76.3	(24.3)
Net gain on disposal/sale of businesses	(64.9)	(2.1)
Other non-cash items	17.4	8.6
Changes in operating assets and liabilities:
Trade receivables, net	(23.6)	(42.8)
Inventories, net	(78.6)	(56.2)
Accounts payable	(5.4)	36.5
Income tax receivable/payable	(85.3)	44.7
Other assets and liabilities	(212.6)	(4.1)
Net cash provided by operating activities	$334.4	$483.8
Cash flows from investing activities:
Capital expenditures	(133.6)	(161.1)
Proceeds related to sale of business and property and equipment, net	0.2	0.7
Businesses acquired in purchase transactions, net of cash acquired	—	4.2
Payments associated with debt, equity and equity method investments	(0.6)	(1.1)
Settlement of foreign currency forward contracts	27.0	(11.0)
Proceeds from cross-currency swaps	5.3	3.1
Net cash used in investing activities	$(101.7)	$(165.2)
Cash flows from financing activities:
Net proceeds (payments) of short-term borrowings	3.1	(1.6)
Proceeds from long-term debt	15.4	413.4
Payments of long-term debt	(274.9)	(582.1)
Payments of debt modification/extinguishment costs and other	—	(7.3)
Dividends paid on common stock	(89.2)	(88.8)
Impact of tax withholding on share-based compensation	(9.9)	(9.2)
Principal payments related to financing leases	(7.2)	(6.1)
Net cash used in financing activities	$(362.7)	$(281.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	$40.7	$3.0
Cash Reconciliation:
Cash and cash equivalents	371.8	346.1
Restricted cash and cash equivalents	—	—
Balance, beginning of period	$371.8	$346.1
Net change during the period	(89.3)	39.9
Cash and cash equivalents	282.5	386.0
Restricted cash and cash equivalents	—	—
Balance, end of period	$282.5	$386.0
Supplemental Cash Flow Information:
Interest payments	$210.5	$220.3
Income tax payments, net of cash refunds	$149.8	$74.9
Restructuring payments including associated costs	$58.0	$43.5

Non-cash items:
Transfers of shares of common stock from treasury for profit sharing contributions	$26.3	$25.4

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
Basis of Presentation
Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our Condensed Consolidated Balance Sheet as of September 30, 2025 and our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 have been made. The results set forth in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year. The Condensed Consolidated Balance Sheet as of December 31, 2024 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, did not have a material impact on our consolidated financial condition, results of operations or cash flows. All amounts are in millions, except per share amounts, and are approximate due to rounding. All amounts are presented in U.S. dollar, unless otherwise specified.
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
We are responsible for the unaudited Condensed Consolidated Financial Statements and accompanying notes included in this report. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Form 10-K”), which was filed with the SEC on February 26, 2025, and with the information contained in our other publicly available filings with the SEC.
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
Impact of Highly Inflationary Economy

Argentina
Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under GAAP, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiary in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into U.S. dollars using the current exchange rate available to us. The impact of any changes in the exchange rate are reflected within Other expense, net on the Condensed Consolidated Statements of Operations. The Company recorded $4.6 million and $10.7 million of remeasurement losses for the three and nine months ended September 30, 2025, respectively, and $2.4 million and $7.9 million of remeasurement losses for the three and nine months ended September 30, 2024, respectively, related to our subsidiary in Argentina.
Note 2 Recently Issued Accounting Standards
Recently Issued Accounting Standards
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). Amendments in ASU 2025-06 remove all references in Accounting Standards Codification (“ASC”) 350-40 to prescriptive and sequential software development stages and requires an entity to begin capitalizing costs when specific criteria are met. In addition, ASU 2025-06 requires entities provide the disclosures required under ASC 360 for property, plant, and equipment (“PP&E”) to internal-use software and related amortization expense, regardless of whether an entity’s internal-use software is classified in PP&E or intangible assets. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's Condensed Consolidated Financial Statements and disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. ASU 2025-05 is effective for interim and annual periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's Condensed Consolidated Financial Statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires public entities to disclose in the interim and annual reporting periods, the disaggregation of certain income statement expense captions into specified categories within the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's Condensed Consolidated Financial Statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires the annual disclosure of specific categories in the rate reconciliation and additional information for the reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
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
Other Revenue Recognition Considerations:
Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. Revenue recognized from performance obligations satisfied in previous reporting periods was $1.1 million and $3.6 million for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $1.5 million for the three and nine months ended September 30, 2024, respectively.
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
Disaggregated Revenue
For the three and nine months ended September 30, 2025 and 2024, revenues from contracts with customers summarized by Segment and Geographic region were as follows:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(In millions)	Food	Protective	Total	Food	Protective	Total
Americas	$576.1	$273.2	$849.3	$1,729.6	$807.0	$2,536.6
EMEA	201.7	97.6	299.3	563.7	289.5	853.2
APAC	124.2	69.8	194.0	342.7	201.2	543.9
Topic 606 Segment Revenue	902.0	440.6	1,342.6	2,636.0	1,297.7	3,933.7
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	7.6	1.1	8.7	21.8	3.3	25.1
Total	$909.6	$441.7	$1,351.3	$2,657.8	$1,301.0	$3,958.8

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(In millions)	Food	Protective	Total	Food	Protective	Total
Americas	$590.1	$277.8	$867.9	$1,763.4	$862.8	$2,626.2
EMEA	177.4	95.1	272.5	526.8	290.8	817.6
APAC	122.1	73.2	195.3	344.8	202.0	546.8
Topic 606 Segment Revenue	889.6	446.1	1,335.7	2,635.0	1,355.6	3,990.6
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	8.3	1.1	9.4	25.1	4.1	29.2
Total	$897.9	$447.2	$1,345.1	$2,660.1	$1,359.7	$4,019.8
Contract Balances
The time when a performance obligation is satisfied and the time when billing and payment occur are generally closely aligned, subject to agreed payment terms, with the exception of equipment accruals, which can be used to purchase both automated and standard range equipment. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the materials transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and when the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The following contract assets and liabilities are included within Prepaid expenses and other current assets and Other current liabilities, or Other non-current liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024:

(In millions)	September 30, 2025	December 31, 2024
Contract assets	$—	$0.2
Contract liabilities	$19.1	$18.8
The contract liability balances represent deferred revenue, primarily related to equipment accruals. Revenue recognized that was included in the contract liability balance at the beginning of the period in the three and nine months ended September 30, 2025 was $2.4 million and $8.0 million, respectively, and $3.4 million and $8.8 million in the three and nine months ended September 30, 2024, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.
Remaining Performance Obligations
The following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of September 30, 2025 and December 31, 2024, as well as the expected timing of recognition of that transaction price.

(In millions)	September 30, 2025	December 31, 2024
Short-Term (12 months or less)(1)	$13.0	$13.2
Long-Term	6.1	5.6
Total transaction price	$19.1	$18.8

(1) Our enforceable contractual obligations tend to be short-term in nature. The table above does not include the transaction price of any remaining performance obligations that are part of the contracts with expected durations of one year or less.
Note 4 Leases
Lessor
Sealed Air has contractual obligations as a lessor with respect to some of our automation and equipment solutions including “free on loan” equipment and leased equipment, both sales-type and operating. The consideration in a contract that contains both lease and non-lease components is allocated based on the standalone selling price.

Our contractual obligations for operating leases can include termination and renewal options. Our contractual obligations for sales-type leases tend to have fixed terms and can include purchase options. We utilize the reasonably certain threshold criteria in determining which options our customers will exercise.
All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our sales-type lease receivable balances at September 30, 2025 and December 31, 2024 were as follows:

(In millions)	September 30, 2025	December 31, 2024
Short-Term (12 months or less)	$11.7	$9.3
Long-Term	45.5	42.2
Lease receivables	$57.2	$51.5
Sales-type and operating lease revenue was less than 1% of net trade sales for the nine months ended September 30, 2025 and the year ended December 31, 2024.
Lessee
Sealed Air has contractual obligations as a lessee with respect to warehouses, offices and manufacturing facilities, IT equipment, automobiles and material production equipment.
The following table details our lease obligations included in our Condensed Consolidated Balance Sheets.

(In millions)	September 30, 2025	December 31, 2024
Other non-current assets:
Finance leases - ROU assets	$42.7	$39.2
Finance leases - Accumulated depreciation	(20.9)	(19.0)
Operating lease right-of-use-assets:
Operating leases - ROU assets	226.0	222.4
Operating leases - Accumulated depreciation	(139.6)	(124.4)
Total lease assets	$108.2	$118.2
Current portion of long-term debt:
Finance leases	$(7.7)	$(6.6)
Current portion of operating lease liabilities:
Operating leases	(31.1)	(29.7)
Long-term debt, less current portion:
Finance leases	(12.6)	(12.9)
Long-term operating lease liabilities, less current portion:
Operating leases	(63.7)	(74.8)
Total lease liabilities	$(115.1)	$(124.0)
At September 30, 2025, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(In millions)	Finance leases	Operating leases
Remainder of 2025	$2.8	$9.7
2026	7.7	33.7
2027	4.7	22.2
2028	2.4	15.0
2029	1.3	9.7
Thereafter	7.4	20.3
Total lease payments	26.3	110.6
Less: Interest	(6.0)	(15.8)
Present value of lease liabilities	$20.3	$94.8

The following lease cost is included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Lease cost(1)
Finance leases
Amortization of ROU assets	$2.4	$2.4	$6.5	$6.8
Interest on lease liabilities	0.4	0.4	1.1	1.2
Operating leases	9.8	8.9	29.5	27.2
Short-term lease cost	0.4	1.0	1.5	2.3
Variable lease cost	1.8	1.7	5.7	5.1
Total lease cost	$14.8	$14.4	$44.3	$42.6

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
The following table details cash paid related to operating and finance leases included in our Condensed Consolidated Statements of Cash Flows and new right-of-use (“ROU”) assets included in our Condensed Consolidated Balance Sheets:

	Nine Months Ended September 30,
(In millions)	2025	2024
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$3.8	$3.3
Operating cash flows - operating leases	$39.7	$28.6
Financing cash flows - finance leases	$7.2	$6.1

ROU assets obtained in exchange for new finance lease liabilities	$7.8	$7.9
ROU assets obtained in exchange for new operating lease liabilities	$22.1	$32.0

	Nine Months Ended September 30,
	2025	2024
Weighted average information:
Finance leases
Remaining lease term (in years)	5.6	5.7
Discount rate	7.6%	7.6%
Operating leases
Remaining lease term (in years)	4.6	5.0
Discount rate	6.5%	6.2%
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
The following table shows Net sales by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net sales
Food	$909.6	$897.9	$2,657.8	$2,660.1
As a % of Consolidated net sales	67.3%	66.8%	67.1%	66.2%
Protective	441.7	447.2	1,301.0	1,359.7
As a % of Consolidated net sales	32.7%	33.2%	32.9%	33.8%
Consolidated Net sales	$1,351.3	$1,345.1	$3,958.8	$4,019.8

The following tables show segment Gross profit and a reconciliation to earnings before income tax provision and discontinued operations:

	Three Months Ended September 30,
	2025
	Food	Protective	Total
Net sales	$909.6	$441.7	$1,351.3
Cost of sales	632.7	317.9	950.6
Segment Gross profit	$276.9	$123.8	$400.7
Other unallocated cost of sales			0.2
Selling, general and administrative expenses			175.3
(Loss) on disposal of long-lived assets, net			(4.8)
Amortization expense of intangible assets			14.9
Restructuring charges			20.8
Operating profit			184.7
Interest expense, net			(55.5)
Other expense, net			(13.5)
Earnings before income tax provision and discontinued operations			$115.7

	Nine Months Ended September 30,
	2025
	Food	Protective	Total
Net sales	$2,657.8	$1,301.0	$3,958.8
Cost of sales	1,833.1	924.9	2,758.0
Segment Gross profit	$824.7	$376.1	$1,200.8
Other unallocated cost of sales			2.4
Selling, general and administrative expenses			546.1
(Loss) on disposal of long-lived assets, net			(14.7)
Amortization expense of intangible assets			45.0
Restructuring charges			26.2
Operating profit			566.4
Interest expense, net			(168.0)
Other expense, net			(24.3)
Earnings before income tax provision and discontinued operations			$374.1

	Three Months Ended September 30,
	2024
	Food	Protective	Total
Net sales	$897.9	$447.2	$1,345.1
Cost of sales	625.9	317.3	943.2
Segment Gross profit	$272.0	$129.9	$401.9
Other unallocated cost of sales			0.4
Selling, general and administrative expenses			187.1
(Loss) on disposal of long-lived assets, net			(5.4)
Amortization expense of intangible assets			15.9
Restructuring charges			6.8
Operating profit			186.3
Interest expense, net			(60.5)
Other expense, net			(6.4)
Earnings before income tax provision and discontinued operations			$119.4

	Nine Months Ended September 30,
	2024
	Food	Protective	Total
Net sales	$2,660.1	$1,359.7	$4,019.8
Cost of sales	1,850.0	951.0	2,801.0
Segment Gross profit	$810.1	$408.7	$1,218.8
Other unallocated cost of sales			0.5
Selling, general and administrative expenses			563.8
(Loss) on disposal of long-lived assets, net			(5.8)
Amortization expense of intangible assets			47.0
Restructuring charges			24.8
Operating profit			576.9
Interest expense, net			(188.9)
Other expense, net			(14.0)
Earnings before income tax provision and discontinued operations			$374.0

 The following table shows depreciation and amortization by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Food	$48.2	$47.9	$144.7	$141.1
Protective	22.7	22.8	67.5	65.8
Total Company depreciation and amortization(1)	$70.9	$70.7	$212.2	$206.9

(1)    Includes share-based incentive compensation of $9.4 million and $32.0 million for the three and nine months ended September 30, 2025, respectively, and $8.5 million and $24.4 million for the three and nine months ended September 30, 2024, respectively.
Restructuring charges by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Food	$14.9	$4.7	$17.4	$15.3
Protective	5.9	2.1	8.8	9.5
Total Company restructuring charges	$20.8	$6.8	$26.2	$24.8

Assets by Reportable Segments

The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventories, net; property and equipment, net; goodwill; intangible assets, net; and leased systems, net.

(In millions)	September 30, 2025	December 31, 2024
Assets allocated to segments:
Food	$3,464.7	$3,301.4
Protective	2,611.5	2,599.6
Total segments	6,076.2	5,901.0
Assets not allocated:
Cash and cash equivalents	$282.5	$371.8
Income tax receivables	69.0	25.0
Other receivables	101.1	135.9
Deferred taxes	55.1	112.0
Other	500.3	476.4
Total assets	$7,084.2	$7,022.1

Note 6 Inventories, net

The following table details our inventories, net.

(In millions)	September 30, 2025	December 31, 2024
Raw materials	$161.7	$157.1
Work in process	195.9	155.4
Finished goods	467.5	409.7
Total	$825.1	$722.2

Note 7 Property and Equipment, net

The following table details our property and equipment, net.

(In millions)	September 30, 2025	December 31, 2024
Land and improvements	$45.7	$44.7
Buildings	901.9	851.6
Machinery and equipment	3,020.7	2,833.2
Other property and equipment	153.8	141.8
Construction-in-progress	183.6	204.1
Property and equipment, gross	4,305.7	4,075.4
Accumulated depreciation and amortization	(2,874.6)	(2,677.5)
Property and equipment, net	$1,431.1	$1,397.9
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment and finance lease ROU assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Interest cost capitalized	$2.4	$3.0	$7.9	$9.1
Depreciation and amortization expense(1)	$46.7	$46.3	$135.3	$135.5

(1)Includes amortization expense of finance lease ROU assets of $2.4 million and $6.5 million for the three and nine months ended September 30, 2025, respectively, and $2.4 million and $6.8 million for the three and nine months ended September 30, 2024, respectively.
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
Allocation of Goodwill to Reporting Segment
The following table shows our goodwill balances by reportable segment:

(In millions)	Food	Protective	Total
Gross Carrying Value at December 31, 2024	$1,277.9	$1,790.2	$3,068.1
Accumulated amortization(1)	(48.9)	(140.7)	(189.6)
Carrying Value at December 31, 2024	$1,229.0	$1,649.5	$2,878.5
Currency translation	8.0	13.3	21.3
Carrying Value at September 30, 2025	$1,237.0	$1,662.8	$2,899.8

(1)There was no change to our accumulated amortization balance during the nine months ended September 30, 2025.
Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives. As of September 30, 2025, there were no impairment indicators present.

	September 30, 2025			December 31, 2024
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$288.6	$(109.4)	$179.2	$284.0	$(89.9)	$194.1
Trademarks and tradenames	57.0	(27.7)	29.3	56.5	(23.9)	32.6
Software	160.8	(143.1)	17.7	156.3	(131.5)	24.8
Technology	198.4	(90.1)	108.3	196.2	(75.9)	120.3
Contracts	11.5	(10.8)	0.7	11.4	(10.5)	0.9
Total intangible assets with definite lives	716.3	(381.1)	335.2	704.4	(331.7)	372.7
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$725.2	$(381.1)	$344.1	$713.3	$(331.7)	$381.6
The following table shows the remaining estimated future amortization expense at September 30, 2025.

Year	Amount (In millions)
Remainder of 2025	$14.9
2026	48.0
2027	43.1
2028	41.3
2029	38.1
Thereafter	149.8
Total	$335.2
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
Note 9 Accounts Receivable Securitization Programs

U.S. Accounts Receivable Securitization Program
We and a group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to a wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables to two banks and issuers of commercial paper administered by these banks. The wholly-owned subsidiary retains the receivables it purchases from the operating subsidiaries. Any transfers of fractional ownership interests of receivables under the U.S. receivables securitization program to the two banks and issuers of commercial paper administered by these banks are considered secured borrowings with the underlying receivables as collateral and will be classified as Short-term borrowings on our Condensed Consolidated Balance Sheets. These banks do not have any recourse against the general credit of the Company. The net trade receivables that serve as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There were $50.0 million of borrowings or corresponding net trade receivables maintained as collateral as of September 30, 2025 and December 31, 2024.
As of September 30, 2025, the maximum purchase limit for receivable interests was $50.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $50.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of September 30, 2025, the amount available to us under the program before utilization was $50.0 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an event occurs that triggers one of these restrictive provisions, we could experience a decline in the amounts available to us under the program or termination of the program.
The program expires annually and is renewable.
European Accounts Receivable Securitization Program
We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle, or SPV, two banks, and issuers of commercial paper administered by these banks. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV and are exposed to the risk of uncollectible receivables held by the SPV. Therefore, the SPV is consolidated in our Condensed Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as Short-term borrowings on our Condensed Consolidated Balance Sheets. The net trade receivables that serve as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There were €79.5 million ($93.2 million equivalent at

September 30, 2025) and €79.7 million ($83.0 million equivalent at December 31, 2024) of borrowings or corresponding net trade receivables maintained as collateral as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, the maximum purchase limit for receivable interests was €80.0 million ($93.8 million equivalent at September 30, 2025), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of September 30, 2025, the amount available under this program before utilization was €80.0 million ($93.8 million equivalent as of September 30, 2025).
This program expires annually and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of September 30, 2025, there were $50.0 million and €79.5 million ($93.2 million equivalent at September 30, 2025) of outstanding borrowings under our U.S. and European programs, respectively. As of December 31, 2024, there were $50.0 million and €79.7 million ($83.0 million equivalent at December 31, 2024) of outstanding borrowings under our U.S. and European programs, respectively. We continue to service the trade receivables supporting the programs, and the banks are permitted to re-pledge this collateral. The total interest paid for these programs was $1.5 million and $4.7 million for the three and nine months ended September 30, 2025, respectively, and $1.9 million and $5.5 million for the three and nine months ended September 30, 2024.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at September 30, 2025.
Note 10 Accounts Receivable Factoring Agreements
The Company has entered into factoring agreements and customers' supply chain financing arrangements to sell certain trade receivables to unrelated third-party financial institutions. These programs are entered into in the normal course of business. We account for these transactions in accordance with ASC 860, “Transfers and Servicing” (“ASC 860”). ASC 860 allows for the ownership transfer of accounts receivable to qualify for true-sale treatment when the appropriate criteria is met, which permits the balances sold under the program to be excluded from Trade receivables, net on the Condensed Consolidated Balance Sheets. Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has no continuing involvement in the transferred receivables. In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold.
Gross amounts factored under these programs for the nine months ended September 30, 2025 and 2024 were $492.9 million and $534.9 million, respectively. The fees associated with the transfer of receivables for all programs were $2.3 million and $6.7 million for the three and nine months ended September 30, 2025, respectively, and $2.9 million and $8.9 million for the three and nine months ended September 30, 2024, respectively.
Note 11 Supply Chain Financing Programs
We facilitate voluntary supply chain financing programs to provide some of our suppliers with the opportunity to sell receivables due from us (our accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The programs are administered by participating financial institutions. When a supplier utilizes the supply chain financing programs, the supplier receives a payment from the financial institution in advance of our agreed payment terms, net of a discount charged. Our responsibility is limited to making payments to the respective financial institutions on the terms originally negotiated with our supplier. No assets are pledged as collateral by the Company or any of our subsidiaries under the programs. We monitor our days payable outstanding relative to our peers and industry trends in order to assess our conclusion that the programs continue to be trade payable programs and are not indicative of borrowing arrangements. The liabilities continue to be presented as Accounts payable in our Condensed Consolidated Balance Sheets until they are paid, and they are reflected as Cash flows from operating activities when settled. At September 30, 2025 and December 31, 2024, our accounts payable balances included $150.4 million and $161.1 million, respectively, related to invoices from suppliers participating in the programs.

Note 12 Restructuring Activities
On August 7, 2023, the Board of Directors approved a 3-year cost take-out to grow program (the “CTO2Grow Program”) with total cash cost of up to $160 million. As of September 30, 2025, the CTO2Grow Program has concluded and all approved expenditures under the program budget have been allocated to projects.

The following table details our aggregate restructuring activities, which includes costs associated with the now concluded CTO2Grow Program, as reflected in the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Other associated costs	$10.6	$9.0	$23.4	$22.2
Contract terminations	0.2	—	3.2	(0.1)
Restructuring charges	20.8	6.8	26.2	24.8
Total charges	$31.6	$15.8	$52.8	$46.9
The aggregate restructuring accrual, spending and other activity for the nine months ended September 30, 2025 and the accrual balance remaining at September 30, 2025 was as follows:

(In millions)
Restructuring accrual at December 31, 2024	$43.6
Headcount accrual and accrual adjustments	26.2
Cash payments during 2025	(37.8)
Effect of changes in foreign currency exchange rates	2.2
Restructuring accrual at September 30, 2025	$34.2
We expect to pay $34.0 million of the accrual balance as of September 30, 2025 within the next twelve months. The remaining accrual of $0.2 million is expected to be paid primarily in 2026. These amounts are included in Accrued restructuring costs and Other non-current liabilities, respectively, on our Condensed Consolidated Balance Sheet at September 30, 2025.
Of the total restructuring accrual of $34.2 million as of September 30, 2025, $22.5 million was attributable to Food and $11.7 million was attributable to Protective.
Note 13 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth in the following table:

(In millions)	Interest rate	September 30, 2025	December 31, 2024
Short-term borrowings(1)		$154.2	$140.5
Current portion of long-term debt(2)		47.6	64.6
Total current debt		201.8	205.1
Term Loan A due March 2027		453.6	685.2
Senior Secured Notes due October 2026	1.573%	598.9	598.1
Senior Notes due December 2027	4.000%	423.6	423.1
Senior Notes due February 2028	6.125%	768.8	767.0
Senior Notes due April 2029	5.000%	422.7	422.3
Senior Notes due February 2031	7.250%	421.7	421.3
Senior Notes due July 2032	6.500%	396.5	396.2
Senior Notes due July 2033	6.875%	447.1	446.9
Other(2)		38.9	38.7
Total long-term debt, less current portion(3)		3,971.8	4,198.8
Total debt(4)		$4,173.6	$4,403.9

(1)Short-term borrowings of $154.2 million at September 30, 2025, were comprised of $6.1 million under our revolving credit facility, $93.2 million under our European securitization program, $50.0 million under our U.S. securitization program, and $4.9 million of short-term borrowings from various lines of credit. Short-term borrowings of $140.5 million at December 31, 2024, were comprised of $83.0 million under our European securitization program, $50.0 million under our U.S. securitization program, and $7.5 million of short-term borrowings from various lines of credit.
(2)Current portion of long-term debt included finance lease liabilities of $7.7 million and $6.6 million at September 30, 2025 and December 31, 2024, respectively. Other debt includes long-term liabilities associated with our finance leases of $12.6 million and $12.9 million at September 30, 2025 and December 31, 2024, respectively. See Note 4, “Leases,” for additional information on finance lease liabilities.
(3)Amounts are shown net of unamortized discounts and issuance costs of $21.1 million as of September 30, 2025 and $31.5 million as of December 31, 2024.
(4)As of September 30, 2025, our weighted average interest rate on our short-term borrowings outstanding was 3.9% and on our long-term debt outstanding was 5.3%. As of December 31, 2024, our weighted average interest rate on our short-term borrowings outstanding was 4.5% and on our long-term debt outstanding was 5.4%.
Lines of Credit
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including our revolving credit facility, and the amounts available under our accounts receivable securitization programs.

(In millions)	September 30, 2025	December 31, 2024
Used lines of credit(1)	$154.2	$140.5
Unused lines of credit	1,135.1	1,141.4
Total available lines of credit(2)	$1,289.3	$1,281.9

(1)Includes total borrowings under the accounts receivable securitization programs, the revolving credit facility and lines of credit available to several subsidiaries.
(2)Of the total available lines of credit, $1,143.8 million was committed as of September 30, 2025.
Amended and Restated Senior Secured Credit Facility
2025 Activity - Subsequent to September 30, 2025
On October 31, 2025, the Company and certain of its subsidiaries entered into a fifth amended and restated syndicated facility agreement (the “Credit Agreement”), which amends and restates the Company’s existing senior secured credit facility with Bank of America, N.A., as agent, and the other financial institutions party thereto (the “Existing Credit Agreement”).
The Credit Agreement reflects certain changes in terms from those set forth in the Existing Credit Agreement, including but not limited to, (i) the refinancing of the existing U.S. dollar and pound sterling term loan A facilities with a new U.S. dollar term loan A facility in an aggregate principal amount of approximately $445 million and a new pound sterling term loan A facility in an aggregate principal amount of approximately £25 million, (ii) the refinancing of the existing revolving credit facilities with new revolving credit facilities in the aggregate principal amount of approximately $1 billion, (ii) a new $600 million delayed draw term loan A facility to be available for draw in U.S. dollars or euros until October 15, 2026, (iii) removal of the previous 0.10% (10 basis point) secured overnight financing rate ("SOFR") credit spread adjustment, (iv) the extension of the final maturity of the all of the credit facilities under the Credit Agreement to October 31, 2030, (v) the adjustment of certain covenants to provide flexibility to incur additional indebtedness and take certain other actions, and (vi) certain other amendments. The Credit Agreement includes customary events of default, including, among others, failure to make payments, failure to comply with covenants, cross-defaults, certain bankruptcy and insolvency events and a change in control of the Company.

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
The net proceeds from the 2032 Notes offering were used to repurchase all of the Company’s outstanding 5.500% senior notes due 2025 (the “2025 Notes”) pursuant to the tender offer commenced by the Company on June 17, 2024 and satisfy and discharge all of the Company's outstanding 2025 Notes in accordance with the terms of the indenture governing the 2025 Notes and to pay related premiums, fees and expenses in connection therewith. The aggregate repurchase price was $407.9 million, which included the principal amount of $400.0 million, a premium of $6.2 million and accrued interest of $1.7 million. We recognized a pre-tax loss of $6.8 million on the extinguishment, including the premium mentioned above and $0.6 million of accelerated amortization of non-lender fees, included within Other expense, net on our Condensed Consolidated Statements of Operations during the second quarter of 2024.
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Our senior secured credit facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio to EBITDA. We were in compliance with the above financial covenants and limitations at September 30, 2025.
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
Net unrealized after-tax gains/losses related to cash flow hedging activities included in AOCL were a $1.4 million gain and $2.6 million loss for the three and nine months ended September 30, 2025, respectively, and $2.5 million and $0.6 million loss for the three and nine months ended September 30, 2024. The unrealized amount in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $0.5 million of net unrealized gains related to cash flow hedging activities included in AOCL will be reclassified into earnings within the next twelve months.

Foreign Currency Forward Contracts Not Designated as Hedges
Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to foreign currency-denominated, interest-bearing intercompany loans and receivables and payables. The changes in fair value of these derivative contracts are recognized in Other expense, net, on our Condensed Consolidated Statements of Operations and are largely offset by the remeasurement of the underlying foreign currency-denominated items indicated above. Cash flows from these derivative financial instruments which are not designated as hedges are classified as Cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months.

Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At September 30, 2025 and December 31, 2024, we had no outstanding interest rate swaps.

Net Investment Hedge
In February 2023, we repaid the €400.0 million 4.500% senior notes issued in June 2015, which were previously designated as a net investment hedge against the foreign currency exposure of a portion of our net investment in certain Euro-functional currency subsidiaries.
During the first quarter of 2023 and second quarter of 2025, we entered into a series of cross-currency swaps with a combined notional amount of $432.8 million and $452.2 million, respectively. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. The maturity dates for the cross-currency swaps entered into in the first quarter of 2023 and second quarter of 2025 are February 1, 2028 and February 15, 2029, respectively. We recognized $2.4 million and $5.4 million of interest income within Interest expense, net on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025, respectively, and $0.7 million and $2.3 million for the three and nine months ended September 30, 2024, respectively, related to these contracts.
For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, changes in fair values of the derivative instruments are recognized in Unrealized gains or losses on derivative instruments for net investment hedge, a component of AOCL, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in Other expense, net on the Condensed Consolidated Statements of Operations.
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
The following table details the fair value of our derivative instruments included on our Condensed Consolidated Balance Sheets.

	Cash Flow Hedge		Net Investment Hedge		Non-Designated as Hedging Instruments		Total
(In millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Derivative Assets
Foreign currency forward contracts	$1.4	$4.8	$—	$—	$6.7	$1.2	$8.1	$6.0
Cross-currency swaps	—	—	—	3.2	—	—	—	3.2
Total Derivative Assets	$1.4	$4.8	$—	$3.2	$6.7	$1.2	$8.1	$9.2

Derivative Liabilities
Foreign currency forward contracts	$(0.6)	$(0.4)	$—	$—	$(1.7)	$(6.2)	$(2.3)	$(6.6)
Cross-currency swaps	—	—	(51.6)	—	—	—	(51.6)	—
Total Derivative Liabilities	$(0.6)	$(0.4)	$(51.6)	$—	$(1.7)	$(6.2)	$(53.9)	$(6.6)
Net Derivatives(1)	$0.8	$4.4	$(51.6)	$3.2	$5.0	$(5.0)	$(45.8)	$2.6

(1)The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities		Other Non-current Assets		Other Non-current Liabilities
(In millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Gross position	$8.1	$6.0	$(2.3)	$(6.6)	$—	$3.2	$(51.6)	$—
Impact of master netting agreements	(0.9)	(0.4)	0.9	0.4	—	—	—	—
Net amounts recognized on the Condensed Consolidated Balance Sheets	$7.2	$5.6	$(1.4)	$(6.2)	$—	$3.2	$(51.6)	$—

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized on	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	Condensed Consolidated Statements of Operations	2025	2024	2025	2024
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$(0.5)	$(1.0)	$(0.2)	$(0.2)
Treasury locks	Interest expense, net	—	—	0.1	0.1
Sub-total cash flow hedges		(0.5)	(1.0)	(0.1)	(0.1)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other expense, net	4.9	(5.1)	36.9	(14.6)
Total		$4.4	$(6.1)	$36.8	$(14.7)

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

	September 30, 2025
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$38.7	$38.7	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts	$5.8	$—	$5.8	$—
Cross-currency swaps	$(51.6)	$—	$(51.6)	$—

	December 31, 2024
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$56.3	$56.3	$—	$—
Derivative financial and hedging instruments net (liability) asset:
Foreign currency forward contracts	$(0.6)	$—	$(0.6)	$—
Cross-currency swaps	$3.2	$—	$3.2	$—

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
Foreign currency forward contracts are included in Prepaid expenses and other current assets and Other current liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024. Cross-currency swaps are included in Other non-current liabilities and Other non-current assets on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively.
Equity Investments
Sealed Air maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 (“ASC 321”) for equity investments that do not have readily determinable fair values. We do not exercise significant influence over these companies. The following carrying value of these investments was included within Other non-current assets in our Condensed Consolidated Balance Sheets.

(In millions)	September 30, 2025	December 31, 2024
Carrying value at the beginning of period	$13.9	$13.8
Purchases	—	—
Impairments or downward adjustments	—	—
Upward adjustments	—	—
Currency translation on investments	0.8	0.1
Carrying value at the end of period	$14.7	$13.9
As of September 30, 2025 and December 31, 2024, cumulative upward adjustments to our equity investments were $21.7 million and cumulative impairments or downward adjustments were $31.6 million.
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
The table below shows the carrying amounts and estimated fair values of our debt, excluding our lease liabilities.

		September 30, 2025		December 31, 2024
(In millions)	Interest rate	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A due March 2027(1)		$479.6	$479.6	$743.2	$743.2
Senior Secured Notes due October 2026	1.573%	598.9	581.8	598.1	564.5
Senior Notes due December 2027	4.000%	423.6	417.1	423.1	405.5
Senior Notes due February 2028	6.125%	768.8	785.2	767.0	777.4
Senior Notes due April 2029	5.000%	422.7	422.2	422.3	408.5
Senior Notes due February 2031	7.250%	421.7	446.1	421.3	439.1
Senior Notes due July 2032	6.500%	396.5	414.2	396.2	401.7
Senior Notes due July 2033	6.875%	447.1	488.3	446.9	468.2
Other foreign borrowings(1)		132.5	132.5	109.9	109.8
Other domestic borrowings		61.8	61.9	56.4	56.4
Total debt(2)		$4,153.2	$4,228.9	$4,384.4	$4,374.3

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
Note 16 Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
The following tables show the components of net benefit cost for our defined benefit pension plans for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost:
Service cost	$—	$0.8	$0.8	$0.1	$0.9	$1.0
Interest cost	1.6	4.7	6.3	1.6	5.1	6.7
Expected return on plan assets	(1.8)	(5.7)	(7.5)	(1.7)	(5.8)	(7.5)
Amortization of net prior service cost	—	0.1	0.1	—	0.1	0.1
Amortization of net actuarial loss	0.5	0.9	1.4	0.5	1.0	1.5
Net periodic benefit cost	0.3	0.8	1.1	0.5	1.3	1.8
Settlement charge (income)	—	0.5	0.5	—	(0.3)	(0.3)
Total benefit cost	$0.3	$1.3	$1.6	$0.5	$1.0	$1.5

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(In millions)	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost:
Service cost	$—	$2.5	$2.5	$0.1	$2.8	$2.9
Interest cost	4.8	14.1	18.9	4.9	15.4	20.3
Expected return on plan assets	(5.5)	(17.2)	(22.7)	(5.2)	(17.3)	(22.5)
Amortization of net prior service cost	—	0.2	0.2	—	0.2	0.2
Amortization of net actuarial loss	1.3	2.6	3.9	1.3	3.0	4.3
Net periodic benefit cost	0.6	2.2	2.8	1.1	4.1	5.2
Settlement charge (income)	—	0.4	0.4	—	(0.3)	(0.3)
Total benefit cost	$0.6	$2.6	$3.2	$1.1	$3.8	$4.9
The following table shows the components of net periodic benefit cost for our other post-employment benefit plans for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Components of net periodic benefit cost:
Interest cost	$0.3	$0.4	$1.0	$1.1
Amortization of net prior service credit and net actuarial gain	(0.1)	—	(0.4)	(0.3)
Net periodic benefit cost	$0.2	$0.4	$0.6	$0.8
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
Compared to the U.S. statutory rate of 21.0%, state income taxes, foreign earnings subject to higher tax rates and non-deductible expenses typically increase the Company's effective income tax rate, whereas research and development credits typically decrease the Company's effective tax rate.
Our effective income tax rate was (60.5)% and (6.1)% for the three and nine months ended September 30, 2025, respectively. In addition to the above referenced items, the three month period ended September 30, 2025 was favorably impacted by the reversal of accruals for uncertain tax positions in the U.S. associated with the resolution of an IRS audit, partially offset by the establishment of a valuation allowance in Luxembourg and the impact of the U.S. tax reform. The nine month period ended September 30, 2025 was favorably impacted by the reversal of accruals for uncertain tax positions in the U.S. associated with the resolution of an IRS audit and the resolution of certain previous years' international tax matters, partially offset by the establishment of a valuation allowance in Luxembourg, the impact of U.S. tax reform, and interest accruals for other uncertain tax positions.

Our effective income tax rate was 25.7% and 27.8% for the three and nine months ended September 30, 2024, respectively. In addition to the above referenced items, which typically impact the effective tax rate, the three and nine month periods were unfavorably impacted by accruals for uncertain tax positions.
For the three and nine months ended September 30, 2025, the valuation allowance increased $16.5 million because we are no longer projecting future taxable income to offset losses at one of our subsidiaries in Luxembourg. There were no significant changes in our valuation allowances for the three and nine months ended September 30, 2024.
Net decreases in unrecognized tax positions were $149.7 million and $189.2 million for the three and nine months ended September 30, 2025, respectively. The unrecognized tax position for the three month period ended September 30, 2025 decreased as a result of the resolution of an IRS audit while the unrecognized tax position for the nine month period ended

September 30, 2025 decreased as a result of the resolution of an IRS audit and the resolution of certain previous years’ international tax matters. The decreases in both periods were partially offset by interest accruals on existing uncertain tax positions. Net increases in uncertain tax positions were $2.2 million and $9.1 million for the three and nine months ended September 30, 2024, respectively, and were primarily related to interest accruals on existing uncertain tax positions. We are not currently able to reasonably estimate the amount by which the remaining liability for unrecognized tax positions may increase or decrease as a result of current and future tax examination activity or resolution. Interest and penalties on tax assessments are included in Income tax provision on our Condensed Consolidated Statements of Operations.
Net income reflected in Discontinued Operations for the three and nine months ended September 30, 2025 is $69.4 million and $64.9 million, respectively. The amount recognized for the three months ended September 30, 2025 is primarily the result of the reduction of uncertain tax positions associated with the resolution of an IRS audit while the amount recognized for the nine months ended September 30, 2025 is primarily the result of the reduction of uncertain tax positions associated with the resolution of an IRS audit, partially offset by interest accruals on liabilities for tax indemnification associated with the sale of Diversey in 2017.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”), which includes a broad range of tax reform provisions that may affect the Company's financial results, was signed into law. The OBBB allows an elective deduction for domestic Research and Development (“R&D”), a reinstatement of elective 100% first-year bonus depreciation, and a more favorable tax rate on Foreign-derived Deduction Eligible Income and income from non-U.S. subsidiaries (Net CFC tested income), among other provisions. The Company has incorporated the impact of the new legislation into its year-to-date effective tax rate and continues to assess the impact on the consolidated financial statements.
The Organization for Economic Co-operation and Development (“OECD”) has issued Pillar Two model rules (“Pillar Two”) introducing a new global minimum tax of 15% as of January 1, 2024. These model rules have been agreed upon in principle by over 140 countries and many countries have incorporated Pillar Two model rule concepts into their domestic laws. In June 2025, the G7 agreed to exclude U.S. Multi-National Entities (“MNEs”) from certain aspects of the Pillar Two global minimum tax rules (the G7 Statement) in exchange for the U.S. not imposing retaliatory taxes in the OBBB. We will continue to monitor the G7 Statement, which has not yet been incorporated into the OECD framework. As countries continue to enact and refine the Pillar Two rules, we will evaluate the impact on our financial position. The Pillar Two minimum tax did not have a material impact on the Company's financial position or results of operations for the three and nine months ended September 30, 2025.
Note 18 Commitments and Contingencies
Litigation and Claims
On July 18, 2024, Water.IO Ltd (“Water.IO”) filed a complaint against the Company for breach of contract and breach of the implied covenant of good faith and fair dealing in state court in Mecklenburg County, North Carolina. The Company separately filed a complaint against Water.IO for unfair and deceptive trade practices in federal court in Charlotte, North Carolina. The Company and Water.IO thereafter agreed to remove all disputes to North Carolina State Business Court and the Company dismissed the federal lawsuit and asserted its claims as counterclaims in the state court action. On August 14, 2024, the matter was removed to North Carolina State Business Court. The complaint and the counterclaims primarily stem from a 2018 Purchase Agreement, as amended, between the parties (the “Water.IO Agreement”) for the purchase of approximately $25 million of sensors by the Company from Water.IO over the term of the agreement. On September 5, 2025, the court ruled in favor of the Company on a motion for partial summary judgment, limiting Water.IO’s potential recovery to direct damages. Thereafter, Water.IO made a motion to amend its complaint which the Company has opposed and on which the court has not yet ruled. The Company contends that its termination was valid because Water.IO breached the Water.IO Agreement by failing to deliver sensors that complied with the parties’ agreed specifications. There is no trial date currently set for this matter. The Company believes it has valid defenses against Water.IO’s claims. The Company intends to defend its interests vigorously in this matter.
Environmental Matters
We are subject to loss contingencies resulting from environmental laws and regulations (including claims relating to the alleged use of polyfluoroalkyl substances (“PFAS”) in our products and manufacturing processes), and we accrue for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals are not reduced by potential insurance recoveries, if any. We do not believe that it is reasonably possible that our liability in excess of the amounts that we have accrued for environmental matters will be material to our Condensed Consolidated Balance Sheets or Statements of Operations. Environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated.
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
•product warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide that products will conform to specifications. We generally do not establish a liability for product warranty based on a percentage of sales or other formula. We accrue a warranty liability on a transaction-specific basis depending on the individual facts and circumstances related to each sale. Both the liability and annual expense related to product warranties are immaterial to our consolidated financial position and results of operations; and
•sales of products by us to our customers in which we have agreed to indemnify such customers against third-party infringement claims.
As of September 30, 2025, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.
Other Matters
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.
Note 19 Stockholders’ Equity
Repurchase of Common Stock
On August 2, 2021, the Board of Directors approved a share repurchase program of $1.0 billion. This program has no expiration date and replaced all previous authorizations. It does not obligate us to repurchase any specified amount of shares and remains subject to the discretion of the Board of Directors. As of September 30, 2025, there was $536.5 million remaining under this program. Share repurchases made prior to August 2, 2021 were under the previous share repurchase authorizations approved by the Board of Directors.
During the three and nine months ended September 30, 2025 and 2024, no shares were repurchased.
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
On July 16, 2025, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, or $29.4 million, which was paid on September 26, 2025, to stockholders of record at the close of business on September 12, 2025.
On October 15, 2025, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, which will be paid on December 19, 2025, to stockholders of record at the close of business on December 5, 2025.
The dividends paid during the nine months ended September 30, 2025 were recorded as a reduction to Cash and cash equivalents with an offset to Retained earnings on our Condensed Consolidated Balance Sheets. Our senior secured credit facility and our senior notes contain covenants that restrict our ability to declare or pay dividends and repurchase stock. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial condition and results of operations. There is no guarantee that our Board of Directors will declare any future dividends.
Share-based Compensation
In 2014, the Board of Directors adopted, and our stockholders approved, the 2014 Omnibus Incentive Plan (“Omnibus Incentive Plan”). Under the Omnibus Incentive Plan, the maximum number of shares of Common Stock authorized was 4,250,000, plus total shares available to be issued as of May 22, 2014 under the 2002 Directors Stock Plan and the 2005 Contingent Stock Plan (collectively, the “Predecessor Plans”). The Omnibus Incentive Plan replaced the Predecessor Plans and no further awards were granted under the Predecessor Plans. The Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share units known as “PSU” awards, other stock awards and cash awards to officers, non-employee directors, key employees, consultants and advisors.
In 2018, 2021 and 2024, the Board of Directors adopted, and our stockholders approved, amendments and restatements to the Omnibus Incentive Plan, adding 2,199,114; 2,999,054 and 1,138,896 shares of common stock to the share pool previously available under the Omnibus Incentive Plan, respectively.
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
The table below shows our total share-based incentive compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Total share-based incentive compensation expense(1)	$9.4	$8.5	$32.0	$24.4

(1)The amounts presented above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock. However, the amounts include the expense related to share-based awards that are settled in cash.
PSU Awards
During the first 90 days of each year, the People and Compensation Committee (or “P&C Committee”) of our Board of Directors approves PSU awards for our executive officers and other selected employees, which include for each participant a target number of shares of common stock and the performance goals and measures that will determine the percentage of the target award that is earned. Following the end of the performance period, in addition to shares earned, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. Each PSU is subject to forfeiture if the recipient terminates employment with the Company prior to the end of the award performance period for any reason other than death, disability or retirement. In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant’s number of days of service during the award performance period, further adjusted based on the achievement of the performance goals during the award performance period. PSUs are classified as equity in the Condensed Consolidated Balance Sheets, with the exception of awards that are required by local laws or regulations to be settled in cash. These are classified as either Other current liabilities or Other non-current liabilities in the Condensed Consolidated Balance Sheets.
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
During the first quarter of 2025, subsequent to the initial grants, a PSU award was granted to one additional executive. During the third quarter of 2025, a PSU award was granted to an additional executive. The performance period and performance goals for the additional PSU awards granted were identical to those described above.
The target number of PSUs granted and the grant date fair value of the PSUs are shown in the following table:

	Adjusted EPS Growth	ROIC
February 18, 2025 grant date
Number of units granted	80,477	80,477
Fair value on grant date (per unit)	$35.83	$35.83
March 3, 2025 grant date
Number of units granted	19,084	19,084
Fair value on grant date (per unit)	$34.82	$34.82
March 31, 2025 grant date
Number of units granted	5,544	5,544
Fair value on grant date (per unit)	$29.74	$29.74
August 25, 2025 grant date
Number of units granted	3,997	3,997
Fair value on grant date (per unit)	$34.88	$34.88
The assumptions used to calculate the grant date fair value of the PSUs are shown in the following table:

	Expected price volatility	Risk-free interest rate
February 18, 2025 grant date	32.3%	4.3%
March 3, 2025 grant date	32.7%	3.9%
March 31, 2025 grant date	32.5%	3.9%
August 25, 2025 grant date	33.9%	3.7%
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
Note 20 Accumulated Other Comprehensive Loss
The following table provides details of comprehensive income (loss) for the nine months ended September 30, 2025 and 2024:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment(1)	Unrealized Losses on Derivative Instruments for net investment hedge	Unrealized Gains (Losses) on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2024	$(141.8)	$(917.1)	$(20.7)	$3.7	$(1,075.9)
Other comprehensive (loss) income before reclassifications	(0.1)	186.1	(41.2)	(2.9)	141.9
Less: amounts reclassified from accumulated other comprehensive loss	3.1	0.5	—	0.1	3.7
Net current period other comprehensive income (loss)	3.0	186.6	(41.2)	(2.8)	145.6
Balance at September 30, 2025	$(138.8)	$(730.5)	$(61.9)	$0.9	$(930.3)

Balance at December 31, 2023	$(146.4)	$(770.6)	$(38.1)	$(0.4)	$(955.5)
Other comprehensive (loss) income before reclassifications	(0.4)	(6.8)	1.9	(0.7)	(6.0)
Less: amounts reclassified from accumulated other comprehensive loss	3.0	—	—	—	3.0
Net current period other comprehensive income (loss)	2.6	(6.8)	1.9	(0.7)	(3.0)
Balance at September 30, 2024	$(143.8)	$(777.4)	$(36.2)	$(1.1)	$(958.5)

(1)Includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustment was $43.9 million and $3.3 million for the nine months ended September 30, 2025 and 2024, respectively.

The following table provides detail of amounts reclassified from AOCL:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefits:
Net settlement (loss) income	$(0.5)	$0.3	$(0.4)	$0.3
Prior service (cost) credit	—	(0.1)	0.1	—
Actuarial losses, net	(1.4)	(1.5)	(3.8)	(4.2)
Total pre-tax amount	(1.9)	(1.3)	(4.1)	(3.9)	Other expense, net
Tax benefit	0.5	0.3	1.0	0.9
Net of tax	(1.4)	(1.0)	(3.1)	(3.0)
Reclassification from cumulative translation adjustment:
Charges related to international subsidiary	(0.5)	—	(0.5)	—	(Loss) on disposal of long-lived assets and businesses, net
Net losses on cash flow hedging derivatives:(1)
Foreign currency forward contracts	(0.5)	(1.0)	(0.2)	(0.2)	Cost of sales
Treasury locks	—	—	0.1	0.1	Interest expense, net
Total pre-tax amount	(0.5)	(1.0)	(0.1)	(0.1)
Tax benefit	0.1	0.3	—	0.1
Net of tax	(0.4)	(0.7)	(0.1)	—
Total reclassifications for the period	$(2.3)	$(1.7)	$(3.7)	$(3.0)

(1)These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 14, “Derivatives and Hedging Activities,” for additional details.
Note 21 Other Expense, net
The following table provides details of Other expense, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net foreign exchange transaction (loss) gain	$(6.4)	$(1.2)	$(6.6)	$2.2
Bank fee expense	(0.5)	(1.1)	(0.8)	(3.5)
Pension cost other than service cost	(2.2)	(1.5)	(3.7)	(4.7)
Foreign currency exchange loss due to highly inflationary economies	(4.6)	(2.4)	(10.6)	(7.9)
Loss on debt redemption and refinancing activities	—	—	(5.1)	(6.8)
Other income	2.3	2.1	14.5	11.2
Other expense	(2.1)	(2.3)	(12.0)	(4.5)
Other expense, net	$(13.5)	$(6.4)	$(24.3)	$(14.0)

Note 22 Net Earnings Per Common Share
The following table shows the calculation of basic and diluted net earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Basic Net Earnings Per Common Share:
Numerator:
Net earnings	$255.1	$91.7	$461.7	$272.0
Distributed and allocated undistributed net earnings to unvested restricted stockholders	—	—	—	—
Net earnings available to common stockholders	$255.1	$91.7	$461.7	$272.0
Denominator:
Weighted average number of common shares outstanding - basic	147.2	145.8	146.9	145.5
Basic net earnings per common share:
Basic net earnings per common share	$1.73	$0.63	$3.14	$1.87
Diluted Net Earnings Per Common Share:
Numerator:
Net earnings available to common stockholders	$255.1	$91.7	$461.7	$272.0
Denominator:
Weighted average number of common shares outstanding - basic	147.2	145.8	146.9	145.5
Effect of dilutive stock shares and units	0.5	0.3	0.3	0.3
Weighted average number of common shares outstanding - diluted under treasury stock	147.7	146.1	147.2	145.8
Diluted net earnings per common share	$1.73	$0.63	$3.14	$1.87

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
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
Recent Events and Trends
Market Trends

Food segment sales on an organic basis through the first nine months of 2025 compared to 2024 were slightly favorable driven by pricing actions and formula pass throughs, partially offset with marginal volume decline, particularly in North America. Protective segment sales on an organic basis declined in the first nine months of 2025 compared to 2024 as a result of volume declines, primarily in North America within our fulfillment portfolio, and unfavorable pricing. The Company continues to experience shifts in consumer spending in our end markets given on-going economic pressure, primarily in North America, and U.S. cattle herd rebuilding, which lowers harvest. Based on these factors, we are expecting slightly lower volumes on a full year total Company basis compared to 2024. These headwinds are expected to be partially offset by favorable foreign exchange impact compared to 2024.

Non-GAAP Information
In this report, we include certain non-GAAP financial measures, including Net Debt, Adjusted Net Earnings and Adjusted EPS, net sales on an “organic” and a “constant currency” basis, Free Cash Flow, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Tax Rate. Management uses non-GAAP financial measures to assess operating and financial performance, set budgets, provide guidance and compare with peers’ performance. We believe such non-GAAP financial measures are useful to investors. Non-GAAP financial measures should not be considered in isolation from or as a substitute for GAAP information.
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
The following table shows a reconciliation of GAAP Net earnings from continuing operations to non-GAAP Consolidated Adjusted EBITDA from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net earnings from continuing operations	$185.7	$88.7	$396.8	$269.9
Interest expense, net	55.5	60.5	168.0	188.9
Income tax provision	(70.0)	30.7	(22.7)	104.1
Depreciation and amortization, net of adjustments(1)	63.3	63.2	184.4	184.2
Special Items:
Liquibox intangible amortization	7.6	7.5	22.8	22.7
Restructuring charges	20.8	6.8	26.2	24.8
Other restructuring associated costs	10.6	9.0	22.9	22.2
Foreign currency exchange loss due to highly inflationary economies	4.6	2.4	10.6	7.9
Loss on debt redemption and refinancing activities	—	—	5.1	6.8
Contract terminations	0.2	—	3.2	(0.1)
Charges related to acquisition and divestiture activity	0.2	4.1	1.3	3.2
CEO severance and separation costs	—	—	7.4	—
Accelerated share-based compensation expense(1)	—	—	5.0	—
Other Special Items(2)	9.0	3.1	25.3	5.2
Pre-tax impact of Special Items	53.0	32.9	129.8	92.7
Non-GAAP Consolidated Adjusted EBITDA from continuing operations	$287.5	$276.0	$856.3	$839.8

(1)Net of Liquibox intangible amortization of $7.6 million and $22.8 million for the three and nine months ended September 30, 2025, respectively, and $7.5 million and $22.7 million for the three and nine months ended September 30, 2024, respectively, and accelerated share-based compensation expense of $5.0 million for the nine months ended September 30, 2025, which are included under Special Items. The accelerated share-based compensation expense for the nine months ended September 30, 2025 primarily relates to the vesting of certain equity awards for our prior CEO upon his departure.
(2)Other Special Items for the three and nine months ended September 30, 2025 primarily include fees related to professional services and other charges directly associated with Special Items or events that are considered one-time or infrequent.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(In millions, except per share data)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
GAAP Net earnings and diluted EPS from continuing operations	$185.7	$1.26	$88.7	$0.61	$396.8	$2.70	$269.9	$1.85
Special Items(1)	(57.4)	(0.39)	27.0	0.18	(17.1)	(0.12)	79.3	0.54
Non-GAAP Adjusted net earnings and adjusted diluted EPS from continuing operations	$128.3	$0.87	$115.7	$0.79	$379.7	$2.58	$349.2	$2.39
Weighted average number of common shares outstanding - Diluted		147.7		146.1		147.2		145.8

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
The following table shows our calculation of the non-GAAP Adjusted income tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
GAAP Earnings before income tax provision from continuing operations	$115.7	$119.4	$374.1	$374.0
Pre-tax impact of Special Items	53.0	32.9	129.8	92.7
Non-GAAP Adjusted Earnings before income tax provision from continuing operations	$168.7	$152.3	$503.9	$466.7

GAAP Income tax provision from continuing operations	$(70.0)	$30.7	$(22.7)	$104.1
Tax Special Items(1)	97.5	(1.8)	118.3	(8.6)
Tax impact of Special Items(2)	12.9	7.7	28.6	22.0
Non-GAAP Adjusted Income tax provision from continuing operations	$40.4	$36.6	$124.2	$117.5

GAAP Effective income tax rate	(60.5)%	25.7%	(6.1)%	27.8%
Non-GAAP Adjusted income tax rate	23.9%	24.0%	24.6%	25.2%

(1)For the three months ended September 30, 2025, Tax Special Items reflect the reversal of accruals for uncertain tax positions in the U.S. associated with the resolution of an IRS audit, partially offset by the establishment of a valuation allowance in Luxembourg and the impact of the U.S. tax reform. For the nine months ended September 30, 2025, Tax Special Items reflect the reversal of accruals for uncertain tax positions in the U.S. associated with the resolution of an IRS audit and the resolution of certain previous years' international tax matters, partially offset by the establishment of a valuation allowance in Luxembourg, the impact of the U.S. tax reform, and interest accruals for uncertain tax positions. For the three and nine months ended September 30, 2024, Tax Special Items reflect accruals for uncertain tax positions.
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

Highlights of Financial Performance
Below are the highlights of our financial performance for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions, except per share amounts)	2025	2024	Change	2025	2024	Change
Net sales	$1,351.3	$1,345.1	0.5%	$3,958.8	$4,019.8	(1.5)%
Gross profit	$400.5	$401.5	(0.2)%	$1,198.4	$1,218.3	(1.6)%
As a % of net sales	29.6%	29.8%		30.3%	30.3%
Operating profit	$184.7	$186.3	(0.9)%	$566.4	$576.9	(1.8)%
As a % of net sales	13.7%	13.9%		14.3%	14.4%
Net earnings from continuing operations	$185.7	$88.7	109.4%	$396.8	$269.9	47.0%
Gain on sale of discontinued operations, net of tax	69.4	3.0	#	64.9	2.1	#
Net earnings	$255.1	$91.7	178.2%	$461.7	$272.0	69.7%
Basic:
Continuing operations	$1.26	$0.61	106.6%	$2.70	$1.86	45.2%
Discontinued operations	0.47	0.02	#	0.44	0.01	#
Net earnings per common share - basic	$1.73	$0.63	174.6%	$3.14	$1.87	67.9%
Diluted:
Continuing operations	$1.26	$0.61	106.6%	$2.70	$1.85	45.9%
Discontinued operations	0.47	0.02	#	0.44	0.02	#
Net earnings per common share - diluted	$1.73	$0.63	174.6%	$3.14	$1.87	67.9%
Weighted average number of common shares outstanding:
Basic	147.2	145.8		146.9	145.5
Diluted	147.7	146.1		147.2	145.8
Non-GAAP Consolidated Adjusted EBITDA from continuing operations(1)	$287.5	$276.0	4.2%	$856.3	$839.8	2.0%
Non-GAAP Adjusted EPS from continuing operations(2)	$0.87	$0.79	10.1%	$2.58	$2.39	7.9%

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
The following table presents the approximate favorable or (unfavorable) impact that foreign currency translation had on certain components of our condensed consolidated financial results:

(In millions)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Net sales	$18.0	$(5.0)
Cost of sales	(12.6)	2.1
Gross profit	5.4	(2.9)
Selling, general and administrative expenses	(2.3)	(0.7)
Non-GAAP Adjusted EBITDA	2.2	(8.6)

Net Sales by Segment
The following table presents the components of change in net sales by reportable segment for the three and nine months ended September 30, 2025 compared with 2024.

	Three Months Ended September 30,
(In millions)	Food		Protective		Total Company
2024 Net sales	$897.9	66.8%	$447.2	33.2%	$1,345.1	100.0%

Price	1.5	0.2%	(4.7)	(1.1)%	(3.2)	(0.2)%
Volume(1)	(1.4)	(0.2)%	(7.2)	(1.6)%	(8.6)	(0.7)%
Total constant currency change (non-GAAP)	0.1	—%	(11.9)	(2.7)%	(11.8)	(0.9)%
Foreign currency translation	11.6	1.3%	6.4	1.5%	18.0	1.4%
Total change (GAAP)	11.7	1.3%	(5.5)	(1.2)%	6.2	0.5%

2025 Net sales	$909.6	67.3%	$441.7	32.7%	$1,351.3	100.0%

	Nine Months Ended September 30,
(In millions)	Food		Protective		Total Company
2024 Net Sales	$2,660.1	66.2%	$1,359.7	33.8%	$4,019.8	100.0%

Price	21.3	0.8%	(19.2)	(1.4)%	2.1	0.1%
Volume(1)	(12.0)	(0.5)%	(46.1)	(3.4)%	(58.1)	(1.5)%
Total constant currency change (non-GAAP)	9.3	0.3%	(65.3)	(4.8)%	(56.0)	(1.4)%
Foreign currency translation	(11.6)	(0.4)%	6.6	0.5%	(5.0)	(0.1)%
Total change (GAAP)	(2.3)	(0.1)%	(58.7)	(4.3)%	(61.0)	(1.5)%

2025 Net Sales	$2,657.8	67.1%	$1,301.0	32.9%	$3,958.8	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
The following net sales discussion is on a reported and constant currency basis.
Food
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
As reported, net sales increased by $12 million, or 1%, in 2025 compared with 2024. Foreign currency had a favorable impact of $12 million, or 1%. On a constant currency basis, net sales were relatively flat in 2025 compared with 2024, primarily due to the following:
•favorable price of $1 million, primarily due to contract-formula pricing.
This increase was partially offset by:
•lower volume of $1 million, primarily resulting from softness in the North American market, partially offset by growth in each of the other regions.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
As reported, net sales decreased by $2 million, or less than 1%, in 2025 compared to 2024. Foreign currency had an unfavorable impact of $12 million, or less than 1%. On a constant currency basis, net sales increased by $9 million, or less than 1%, in 2025 compared with 2024, primarily due to the following:
•favorable price of $21 million, primarily due to contract-formula pricing.

This increase was partially offset by:
•lower volume of $12 million, primarily resulting from softness in the North American market, partially offset by growth in each of the other regions.
Protective
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
As reported, net sales decreased by $5 million, or 1%, in 2025 compared to 2024. Foreign currency had a favorable impact of $6 million or 1%. On a constant currency basis, net sales decreased by $12 million, or 3%, in 2025 compared with 2024, primarily due to the following:
•lower volume of $7 million, resulting from continued softness in the industrial market, partially offset by volume growth in materials sales; and
•unfavorable price of $5 million.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
As reported, net sales decreased $59 million, or 4%, in 2025 compared to 2024. Foreign currency had a favorable impact of $7 million, or less than 1%. On a constant currency basis, net sales decreased by $65 million, or 5%, in 2025 compared with 2024, primarily due to the following:
•lower volume of $46 million, primarily in North America, resulting from prior year customer churn mainly impacting the first half of the year in our fulfillment portfolio; and
•unfavorable price of $19 million.
Cost of Sales
Cost of sales for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2025	2024	Change	2025	2024	Change
Cost of sales	$950.8	$943.6	0.8%	$2,760.4	$2,801.5	(1.5)%
As a % of net sales	70.4%	70.2%		69.7%	69.7%

Three Months Ended September 30, 2025 Compared with the Same Period in 2024
As reported, cost of sales increased by $7 million, or 1%, in 2025 compared to 2024. Cost of sales was impacted by unfavorable foreign currency translation of $13 million. As a percentage of net sales, cost of sales increased 20 basis points, from 70.2% to 70.4%.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
As reported, cost of sales decreased by $41 million, or 1%, in 2025 compared to 2024. Cost of sales was impacted by favorable foreign currency translation of $2 million. As a percentage of net sales, cost of sales remained consistent at 69.7% for both 2025 and 2024.
Gross Profit
The Company evaluates performance of the reportable segments based on the results of each segment. The performance metric most closely aligned with our condensed consolidated financial statements used by the Company's chief operating decision maker to evaluate performance of our reportable segments is Gross Profit.
The table below sets forth the Segment Gross Profit for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2025	2024	Change	2025	2024	Change
Food	$276.9	$272.0	1.8%	$824.7	$810.1	1.8%
Protective	123.8	129.9	(4.7)%	376.1	408.7	(8.0)%
Other	(0.2)	(0.4)	#	(2.4)	(0.5)	#
Consolidated Gross Profit	$400.5	$401.5	(0.2)%	$1,198.4	$1,218.3	(1.6)%

# Denotes where percentage change is not meaningful.
Food
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
Segment Gross Profit increased $5 million in 2025 compared to 2024. Segment Gross Profit was impacted by favorable foreign currency translation of $3 million. On a constant currency basis, Segment Gross Profit increased $2 million, or 1%, in 2025 as compared to 2024 due to lower operating costs including productivity benefits, partially offset by unfavorable net price realization and lower volume.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
Segment Gross Profit increased $15 million in 2025 compared to 2024. Segment Gross Profit was impacted by unfavorable foreign currency translation of $5 million. On a constant currency basis, Segment Gross Profit increased $19 million, or 2%, in 2025 as compared to 2024 due to lower operating costs including productivity benefits, partially offset by unfavorable net price realization and lower volume.
Protective
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
Segment Gross Profit decreased $6 million in 2025 compared to 2024. Segment Gross Profit was impacted by favorable foreign currency translation of $2 million. On a constant currency basis, Segment Gross Profit decreased $8 million, or 6%, in 2025 as compared to 2024 primarily due to unfavorable net price realization and lower volume, partially offset by lower operating costs including productivity benefits.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
Segment Gross Profit decreased $33 million in 2025 compared to 2024. Segment Gross Profit was impacted by favorable foreign currency translation of $2 million. On a constant currency basis, Segment Gross Profit decreased $35 million, or 8%, in 2025 as compared to 2024 primarily due to unfavorable net price realization and lower volume, partially offset by lower operating costs including productivity benefits.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2025	2024	Change	2025	2024	Change
Selling, general and administrative expenses	$175.3	$187.1	(6.3)%	$546.1	$563.8	(3.1)%
As a % of net sales	13.0%	13.9%		13.8%	14.0%
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
As reported, SG&A expenses decreased by $12 million, or 6%, in 2025 compared to 2024. SG&A expenses were impacted by unfavorable foreign currency translation of $2 million. On a constant currency basis, SG&A expenses decreased by $14 million, or 7%. The decrease in SG&A expense was due to lower fees for professional services coupled with cost reductions and productivity benefits.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
As reported, SG&A expenses decreased by $18 million, or 3%, in 2025 compared to 2024. SG&A expenses were impacted by unfavorable foreign currency translation of less than $1 million. On a constant currency basis, SG&A expenses decreased by $18 million, or 3%. The decrease in SG&A expense was due to cost reductions and productivity benefits, and lower fees for professional services, partially offset by higher share-based incentive compensation expense.
Amortization Expense of Intangible Assets
Amortization expense of intangible assets for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2025	2024	Change	2025	2024	Change
Amortization expense of intangible assets	$14.9	$15.9	(6.3)%	$45.0	$47.0	(4.3)%
As a % of net sales	1.1%	1.2%		1.1%	1.2%

 Three and Nine Months Ended September 30, 2025 Compared with the Same Periods in 2024
The decrease in amortization expense of intangible assets was $1 million in the three months ended September 30, 2025, compared to 2024. The decrease was primarily due to lower amortization of capitalized software.
The decrease in amortization expense of intangible assets was $2 million in the nine months ended September 30, 2025, compared to 2024. The decrease was primarily due to lower amortization of capitalized software.
CTO2Grow Program
See Note 12, “Restructuring Activities,” for additional details regarding the Company’s restructuring programs.
In August 2023, the Sealed Air Board of Directors approved the 3-year CTO2Grow Program, which has concluded as of the end of the third quarter 2025. The CTO2Grow Program aimed to improve the efficiency and effectiveness of our solutions-focused go-to-market organization, optimize our portfolio, streamline our supply chain footprint and drive SG&A productivity. We anticipate the CTO2Grow Program will deliver the full annualized savings target of $160 million by year-end of 2025, with the entire program budget of $160 million already allocated across approved projects.
The Company plans to continue to assess operational efficiencies and cost synergies. The amount and timing of future restructuring costs may vary significantly between periods. We do not currently have an estimate for future restructuring spend.
Interest Expense, net
Interest expense, net includes the interest expense on our outstanding debt, as well as the net impact of capitalized interest, interest income, the effects of terminated interest rate swaps and the amortization of capitalized senior debt issuance costs and credit facility fees, bond discounts, and terminated treasury locks.
Interest expense, net for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2025	2024	Change	2025	2024	Change
Interest expense on our various debt instruments:
Term Loan A due March 2027	$7.1	$8.9	$(1.8)	$21.5	$26.7	$(5.2)
Term Loan A2 due March 2027	—	9.0	(9.0)	4.7	30.2	(25.5)
Revolving credit facility due March 2027	1.9	0.2	1.7	5.8	0.7	5.1
5.500% Senior Notes due September 2025(1)	—	—	—	—	11.1	(11.1)
1.573% Senior Secured Notes due October 2026	2.6	2.7	(0.1)	7.9	7.9	—
4.000% Senior Notes due December 2027	4.4	4.4	—	13.2	13.2	—
6.125% Senior Notes due February 2028	12.5	12.5	—	37.4	37.3	0.1
5.000% Senior Notes due April 2029	5.5	5.5	—	16.4	16.4	—
7.250% Senior Notes due February 2031	7.8	7.9	(0.1)	23.5	23.5	—
6.500% Senior Notes due July 2032(1)	6.6	6.6	—	19.8	6.8	13.0
6.875% Senior Notes due July 2033	7.8	7.8	—	23.4	23.4	—
Other interest expense(2)	12.7	9.3	3.4	35.2	30.6	4.6
Less: capitalized interest	(2.4)	(3.0)	0.6	(7.9)	(9.1)	1.2
Less: interest income	(11.0)	(11.3)	0.3	(32.9)	(29.8)	(3.1)
Total	$55.5	$60.5	$(5.0)	$168.0	$188.9	$(20.9)

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
Other Expense, net
Income from lease termination
During the second quarter of 2025, we terminated a lease with a tenant. As a result, Sealed Air received a termination fee of $7 million, which was recognized as other income during the nine months ended September 30, 2025.
Gain on Liquibox final purchase price settlement
In March of 2024, we finalized the Liquibox purchase price settlement with the seller subsequent to the end of the measurement period. The final purchase price settlement resulted in the recognition of pre-tax income of approximately $3 million during the nine months ended September 30, 2024.
Loss on debt redemption and refinancing activities
Sealed Air recognized a pre-tax loss on debt redemption and refinancing activities of none and $5 million during the three and nine months ended September 30, 2025, respectively, and none and $7 million during the three and nine months ended September 30, 2024, respectively. The loss incurred during 2025 relates to the write-off of capitalized debt issuances costs associated with the incremental term loan A, which was paid off during the second quarter of 2025. See Note 13, “Debt and Credit Facilities,” for further details.
See Note 21, “Other Expense, net,” for the remaining components of Other expense, net.

Income Taxes
Our effective income tax rate for the three and nine months ended September 30, 2025 was (61)% and (6)%, respectively. The three months ended September 30, 2025 was favorably impacted by the reversal of accruals for uncertain tax positions in the U.S. associated with the resolution of an IRS audit, partially offset by the establishment of a valuation allowance in Luxembourg and the impact of the U.S. tax reform. The nine months ended September 30, 2025 was favorably impacted by the reversal of accruals for uncertain tax positions in the U.S. associated with the resolution of an IRS audit and the resolution of certain previous years' international tax matters, partially offset by the establishment of a valuation allowance in Luxembourg, the impact of U.S. tax reform, and interest accruals for other uncertain tax positions.
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
For the three and nine months ended September 30, 2025, the valuation allowance increased by $17 million because we are no longer projecting future taxable income to offset losses at one of our subsidiaries in Luxembourg. There were no significant changes in our valuation allowances for the three and nine months ended September 30, 2024.
Net decreases in unrecognized tax positions were $150 million and $189 million for the three and nine months ended September 30, 2025, respectively. The three month period ended September 30, 2025 decreased as a result of the resolution of the IRS audit while the nine month period ended September 30, 2025 decreased as a result of the resolution of the IRS audit and the resolution of certain previous years’ international tax matters. The decreases in both periods were partially offset by interest accruals on existing uncertain tax positions. Net increases in uncertain tax positions were $2 million and $9 million for the three and nine months ended September 30, 2024, respectively, and were primarily related to interest accruals on existing uncertain tax positions. We are not currently able to reasonably estimate the amount by which the remaining liability for unrecognized tax positions may increase or decrease during the next 12 months as a result of current and future tax examination activity or resolution. Interest and penalties on tax assessments are included in Income tax provision on our Condensed Consolidated Statements of Operations.
Net income reflected in Discontinued Operations for the three and nine months ended September 30, 2025 is $69 million and $65 million, respectively. The amount recognized for the three months ended September 30, 2025 is primarily the result of the reduction of uncertain tax positions associated with the resolution of an IRS audit while the amount recognized for the nine months ended September 30, 2025 is primarily the result of the reduction of uncertain tax positions associated with the resolution of an IRS audit, partially offset by interest accruals on liabilities for tax indemnification associated with the sale of Diversey in 2017.
Net Earnings from Continuing Operations

Net earnings from continuing operations for the three and nine months ended September 30, 2025 and 2024 are included in the table below.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2025	2024	Change	2025	2024	Change
Net earnings from continuing operations	$185.7	$88.7	109.4%	$396.8	$269.9	47.0%

Three Months Ended September 30, 2025 Compared with the Same Period in 2024
Net earnings in the three months ended September 30, 2025 were favorably impacted by $57 million of Special Items, primarily due to:
•Tax Special Items of $98 million, due to the reversal of accruals for uncertain tax positions in the U.S. associated with the resolution of an IRS audit, partially offset by the establishment of a valuation allowance and the impact of the U.S. tax reform.
This income was partially offset by:
•restructuring, other restructuring associated costs and contract terminations of $32 million ($25 million, net of taxes);
•Liquibox intangible amortization of $8 million ($6 million, net of taxes);
•foreign currency loss on highly inflationary economies of $5 million ($5 million, net of taxes); and
•other special items of $9 million ($5 million, net of taxes), including fees related to professional services and other charges directly associated with Special Items or events that are considered one-time or infrequent.
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
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
Net earnings in the nine months ended September 30, 2025 were favorably impacted by $17 million of Special Items, primarily due to:
•Tax Special Items of $118 million, due to the reversal of accruals for uncertain tax positions in the U.S. associated with the resolution of an IRS audit and the resolution of certain previous years' international tax matters, partially offset by the establishment of a valuation allowance and the impact of the U.S. tax reform.
This income was partially offset by:
•restructuring, other restructuring associated costs and contract terminations of $52 million ($41 million, net of taxes);
•Liquibox intangible amortization of $23 million ($17 million, net of taxes);
•foreign currency loss on highly inflationary economies of $11 million ($11 million, net of taxes);
•CEO severance and separation costs of $7 million ($6 million, net of taxes);
•accelerated share-based compensation expense of $5 million ($4 million, net of taxes);
•loss on debt redemption and refinancing activities of $5 million ($4 million, net of taxes); and
•other special items of $25 million ($19 million, net of taxes), including fees related to professional services and other charges directly associated with Special Items or events that are considered one-time or infrequent.
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
The table below sets forth the Segment Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(In millions)	2025	2024	Change	2025	2024	Change
Food	$214.5	$205.9	4.2%	$627.1	$600.1	4.5%
Adjusted EBITDA Margin	23.6%	22.9%		23.6%	22.6%
Protective	78.0	75.5	3.3%	229.9	246.8	(6.8)%
Adjusted EBITDA Margin	17.7%	16.9%		17.7%	18.2%
Corporate	(5.0)	(5.4)	(7.4)%	(0.7)	(7.1)	(90.1)%
Non-GAAP Consolidated Adjusted EBITDA	$287.5	$276.0	4.2%	$856.3	$839.8	2.0%
Adjusted EBITDA Margin	21.3%	20.5%		21.6%	20.9%

The following is a discussion of the factors that contributed to the change in Segment Adjusted EBITDA during the three and nine months ended September 30, 2025, as compared to the same period in 2024.
Food
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
On a reported currency basis, Segment Adjusted EBITDA increased by $9 million in 2025 compared to 2024. Segment Adjusted EBITDA was impacted by favorable foreign currency translation of $3 million. On a constant currency basis, Segment Adjusted EBITDA increased by $6 million, or 3% in 2025 compared to 2024, primarily due to lower operating costs, partly driven by productivity benefits. These increases were partially offset by unfavorable net price realization and lower volume.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
On a reported currency basis, Segment Adjusted EBITDA increased by $27 million in 2025 compared to 2024. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $4 million. On a constant currency basis, Segment Adjusted EBITDA increased by $31 million, or 5%, in 2025 compared to 2024, primarily due to lower operating costs, partly driven by productivity benefits and cost reduction initiatives. These increases were partially offset by unfavorable net price realization and lower volume.

Protective
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
On a reported currency basis, Segment Adjusted EBITDA increased by approximately $3 million in 2025 compared to 2024. Segment Adjusted EBITDA was impacted by favorable foreign currency translation of $1 million. On a constant currency basis, Segment Adjusted EBITDA increased by approximately $1 million, or 1%, in 2025 compared to 2024, mainly due to lower operating costs, primarily driven by productivity benefits. These increases were partially offset by unfavorable net price realization and lower volume.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
On a reported currency basis, Segment Adjusted EBITDA decreased by $17 million in 2025 compared to 2024. Segment Adjusted EBITDA was impacted by favorable foreign currency translation of $1 million. On a constant currency basis, Segment Adjusted EBITDA decreased by $18 million, or 7%, in 2025 compared to 2024, primarily due to unfavorable net price realization and lower volume. These decreases were partially offset by lower operating costs, primarily driven by productivity benefits and cost reduction initiatives.
Corporate
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
On a reported currency basis, Corporate Adjusted EBITDA increased by less than $1 million in 2025 compared to 2024.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
On a reported currency basis, Corporate Adjusted EBITDA increased by $6 million in 2025 compared to 2024, primarily due to income associated with a lease termination fee and lower pension expense, partially offset by foreign currency losses in 2025 compared to foreign currency gains in 2024.
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
As of September 30, 2025, we had cash and cash equivalents of $283 million, of which approximately $257 million, or 91%, was located outside of the U.S. We believe our U.S. cash balances and committed liquidity facilities available to U.S. borrowers are sufficient to fund our U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that, in the near term, cash located outside of the U.S. will be needed to satisfy our obligations, dividends and other demands for cash in the U.S. Of the cash balances located outside of the U.S., approximately $27 million are in the Company's subsidiaries in Russia and Ukraine. We have no other material cash balances deemed to be trapped as of September 30, 2025.
Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

(In millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$282.5	$371.8
See “Analysis of Historical Cash Flow” below.

Accounts Receivable Securitization Programs
At September 30, 2025, we had total availability of $144 million and total outstanding borrowings of $143 million under our U.S. and European accounts receivable securitization programs. At December 31, 2024, we had $133 million available to us and $133 million outstanding borrowings under the programs.
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
Gross amounts received under these programs for the nine months ended September 30, 2025 were $493 million, of which $165 million was received in the third quarter. Gross amounts received under these programs for the nine months ended September 30, 2024 were $535 million, of which approximately $176 million was received in the third quarter. If these programs had not been in effect for the nine months ended September 30, 2025, we would have been required to collect the invoice amounts directly from the relevant customers in accordance with the agreed payment terms. Approximately $123 million in incremental trade receivables would have been outstanding at September 30, 2025 if collection on such invoice amounts were made directly from our customers on the invoice due date and not through our customers' supply chain financing arrangements or our factoring program.
Lines of Credit
At September 30, 2025 and December 31, 2024, we had a $1.0 billion revolving credit facility, with $994 million available at September 30, 2025 and $1.0 billion available at December 31, 2024, as part of our senior secured credit facility. We had $6 million of borrowings under the facility at September 30, 2025 and no outstanding borrowings under the facility at December 31, 2024. There was $5 million and $8 million outstanding under various lines of credit extended to our subsidiaries at September 30, 2025 and December 31, 2024, respectively. See Note 13, “Debt and Credit Facilities,” for further details.
Covenants
At September 30, 2025, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” within Note 13, “Debt and Credit Facilities,” which require us, among other things, to maintain a maximum leverage ratio of debt to EBITDA of 4.50 to 1.00. At September 30, 2025, as calculated under the covenant, our leverage ratio was 3.16 to 1.00. We expect to be in continued compliance with our debt covenants, including the covenant leverage ratio, over the next 12 months.
Supply Chain Financing Programs
As part of our ongoing efforts to manage our working capital and improve our cash flow, we work with suppliers to optimize our purchasing terms and conditions, including extending payment terms. We also facilitate voluntary supply chain financing programs to provide some of our suppliers with the opportunity to sell receivables due from us (our accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions.
At September 30, 2025 and December 31, 2024, our accounts payable balances included $150 million and $161 million, respectively, related to invoices from suppliers participating in the programs. The cumulative amounts settled through the supply chain financing programs for the nine months ended September 30, 2025 were $331 million, compared to $353 million for the nine months ended September 30, 2024. See Note 11, “Supply Chain Financing Programs,” for further details.

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

Outstanding Indebtedness
At September 30, 2025 and December 31, 2024, our total debt outstanding and our non-GAAP net debt consisted of the amounts set forth in the following table.

(In millions)	September 30, 2025	December 31, 2024
Short-term borrowings	$154.2	$140.5
Current portion of long-term debt	47.6	64.6
Total current debt	201.8	205.1
Total long-term debt, less current portion(1)	3,971.8	4,198.8
Total debt	4,173.6	4,403.9
Less: Cash and cash equivalents	(282.5)	(371.8)
Non-GAAP net debt	$3,891.1	$4,032.1

(1)Amounts are net of unamortized discounts and debt issuance costs of $21 million and $32 million at September 30, 2025 and December 31, 2024, respectively. See Note 13, “Debt and Credit Facilities,” for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
(In millions)	2025	2024	Change
Net cash provided by operating activities	$334.4	$483.8	$(149.4)
Net cash used in investing activities	(101.7)	(165.2)	63.5
Net cash used in financing activities	(362.7)	(281.7)	(81.0)
Effect of foreign currency exchange rate changes on cash and cash equivalents	40.7	3.0	37.7
In addition to net cash from operating activities, we use free cash flow as a useful measure of performance and an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, as certain debt servicing requirements or other non-discretionary expenditures are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of non-GAAP free cash flow for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
(In millions)	2025	2024	Change
Cash flow provided by operating activities	$334.4	$483.8	$(149.4)
Capital expenditures	(133.6)	(161.1)	27.5
Non-GAAP free cash flow	$200.8	$322.7	$(121.9)
Operating Activities
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
Net cash provided by operating activities was $334 million in the nine months ended September 30, 2025, compared to $484 million in 2024.
The decrease in cash flow from operating activities was driven by Other assets and liabilities which unfavorably impacted cash flow by $209 million compared to 2024 largely due to the reversal of accruals for uncertain tax positions in the U.S. associated with the resolution of an IRS audit and the resolution of certain previous years' international tax matters. The impact of incentive compensation, including higher cash payments made during 2025, coupled with a slightly lower accrual as of September 30, 2025, as compared to the prior year, also unfavorably impacted cash flow from Other assets and liabilities.

Income taxes had a $130 million unfavorable indirect cash flow impact driven primarily by higher tax payments made in 2025 compared to 2024.
Working capital accounts (inventories, trade receivables and accounts payable) were $45 million unfavorable in 2025 compared to 2024. Accounts payable was unfavorable by $42 million compared to 2024, mainly due to unfavorable changes to certain vendors' payment terms and raw material price deflation. There was a higher use of cash for inventory of $22 million compared to 2024 due to higher inventory build primarily in Food to service our customers. This was partially offset by the impact of trade receivables on cash flow from operating activities which was $19 million favorable compared to 2024.
This was partially offset by higher net earnings and adjustments to reconcile net earnings to net cash provided by operating activities ("non-cash adjustments") in 2025 compared to 2024. Net earnings plus non-cash adjustments were a source of cash of $740 million in the nine months ended September 30, 2025 compared to $506 million in 2024.
Investing Activities
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
Net cash used in investing activities was $102 million in the nine months ended September 30, 2025, compared to $165 million in 2024.
The decrease in net cash used for investing activities was primarily due to the settlement of foreign currency forward contracts which had a favorable impact of $38 million in 2025 compared to 2024. In addition, cash for capital expenditures was $28 million lower in 2025 compared to 2024.
Financing Activities
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
Net cash used in financing activities was $363 million in the nine months ended September 30, 2025, compared to $282 million in 2024.
There was a net use of cash of $256 million for debt related activities in 2025 compared to $178 million in 2024. During the second quarter of 2025, we utilized availability under our revolving credit facility to payoff the remaining $253 million of debt related to the incremental term loan A. The majority of borrowings under the revolving credit facility have been repaid during the third quarter of 2025.
The Company paid dividends of $89 million through the first nine months of 2025 and 2024.

Changes in Working Capital

(In millions)	September 30, 2025	December 31, 2024	Change
Working capital (current assets less current liabilities)	$443.7	$256.3	$187.4
Current ratio (current assets divided by current liabilities)	1.3x	1.2x
Quick ratio (current assets, less inventories divided by current liabilities)	0.8x	0.7x
The $187 million, or 73%, increase in working capital during the nine months ended September 30, 2025 was primarily due the following:
•increase in inventories, net of $103 million, due to the rebuild of inventory after the seasonal year-end reductions;
•decrease in other current liabilities of $52 million, primarily due to the payment of performance-based compensation and profit sharing in the first quarter of 2025, partially offset by current year accruals, a decrease in uncertain tax positions due to the resolution of certain previous years' international tax matters, and lower customer rebate accruals;
•increase in trade receivables, net of $48 million, primarily due to the utilization of factoring and timing of collections;
•increase in income tax receivables of $44 million;
•decrease in income tax payable of $42 million;
•increase in prepaid expenses and other current assets of $21 million; and
•decrease in accrued restructuring costs of $9 million, primarily due to cash payments associated with the CTO2Grow Program, net of accruals.
The increases in working capital were partially offset by:
•decrease in cash and cash equivalents of $89 million;
•increase in short-term borrowings of $14 million; and
•increase in accounts payable of $8 million.
Changes in Stockholders’ Equity
The $566 million, or 91%, increase in stockholders’ equity in the nine months ended September 30, 2025 was primarily due to the following:
•net earnings of $462 million;
•cumulative translation adjustment gain of approximately $187 million;
•stock issued for profit sharing contribution paid in stock of $26 million;
•the effect of share-based incentive compensation of $22 million, including the impact of share-based compensation expense and netting of shares to cover the employee tax withholding amounts; and
•the recognition of pension items within AOCL of $3 million;
These increases were partially offset by:
•dividends paid on our common stock and dividend equivalent accruals related to unvested equity awards of $89 million; and
•unrealized losses on derivative instruments of $44 million.
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
Foreign Currency Forward Contracts
At September 30, 2025, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At September 30, 2025, we had no outstanding interest rate swaps, collars or options.
The information set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 14, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 15, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $64 million in the fair value of the total debt balance at September 30, 2025. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

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
Argentina
Economic and political events in Argentina have exposed us to heightened levels of foreign currency exchange risks and the fluctuations in foreign exchange rates on the Argentine peso continue to impact our financial results. As of July 1, 2018, Argentina was designated as a highly inflationary economy. We recognized a remeasurement losses of $5 million and $11 million in the three and nine months ended September 30, 2025, respectively, and a remeasurement losses of $2 million and $8 million in the three and nine months ended September 30, 2024, respectively, within Other expense, net on the Condensed Consolidated Statements of Operations, related to the designation of Argentina as a highly inflationary economy under GAAP. See Note 1, “Organization and Basis of Presentation,” for additional information. For the three and nine months ended September 30, 2025, approximately 1% of our consolidated net sales were derived from our products sold in Argentina. As of September 30, 2025, our net assets included $17 million of cash and cash equivalents domiciled in Argentina and our Argentina subsidiary had cumulative translation losses of $22 million.

Russia
Recent fluctuations of the ruble have exposed us to heightened levels of foreign currency exchange risks. For the three and nine months ended September 30, 2025, approximately 1% of our consolidated net sales were derived from products sold in Russia. As of September 30, 2025, our net assets included $24 million of cash and cash equivalents domiciled in Russia and our Russia subsidiary had cumulative translation losses of $40 million.
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at September 30, 2025 would have caused us to pay approximately $46 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
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
During the first quarter of 2023 and second quarter of 2025, we entered into a series of cross-currency swaps with a combined notional amount of $433 million and $452 million, respectively. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. The maturity dates for the cross-currency swaps entered into in the first quarter of 2023 and second quarter of 2025 are February 1, 2028 and February 15, 2029, respectively. We recognized $2 million and $5 million of interest income for the three and nine months ended September 30, 2025, respectively, and less than $1 million and $2 million of interest income for the three and nine months ended September 30, 2024, respectively, related to these contracts, which is reflected within Interest expense, net on the Condensed Consolidated Statements of Operations.

For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, settlements and changes in fair values of the derivative instruments are recognized in Unrealized gains or losses on net investment hedges, a component of AOCL, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in Other expense, net on the Condensed Consolidated Statements of Operations.
Other Derivative Instruments
We may use other derivative instruments from time to time to manage exposure to foreign exchange rates and to access international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency.
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower subsidiary based on the location of its operations. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The U.S. dollar equivalent amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $167 million and $145 million at September 30, 2025 and December 31, 2024, respectively.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(c)     Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended September 30, 2025, the average price paid per share and the maximum approximate dollar value of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
Balance as of June 30, 2025				$536,509,713
July 1, 2025 through July 31, 2025	—	$—	—	536,509,713
August 1, 2025 through August 31, 2025	—	$—	—	536,509,713
September 1, 2025 through September 30, 2025	—	$—	—	536,509,713
Total	—		—	$536,509,713

(1)On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This program has no expiration and replaced the previous authorization. It does not obligate us to repurchase any specified amount of shares and remains subject to the discretion of the Board of Directors. As of September 30, 2025, there was $537 million remaining under the currently authorized repurchase program. From time to time we acquire shares by means of open-market transactions, including through plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and privately negotiated transactions, including accelerated share repurchase programs, or other methods, pursuant to our publicly announced program described above, subject to market or other conditions, covenants in our senior secured credit facility and applicable regulatory requirements.

Item 5.	Other Information
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Amended and Restated Senior Secured Credit Facility
On October 31, 2025, the Company and certain of its subsidiaries entered into a fifth amended and restated syndicated facility agreement (the “Credit Agreement”), which amends and restates the Company’s existing senior secured credit facility with Bank of America, N.A., as agent, and the other financial institutions party thereto (the “Existing Credit Agreement”).
The Credit Agreement reflects certain changes in terms from those set forth in the Existing Credit Agreement, including but not limited to, (i) the refinancing of the existing U.S. dollar and pound sterling term loan A facilities with a new U.S. dollar term loan A facility in an aggregate principal amount of approximately $445 million and a new pound sterling term loan A facility in an aggregate principal amount of approximately £25 million, (ii) the refinancing of the existing revolving credit facilities with new revolving credit facilities in the aggregate principal amount of approximately $1 billion, (ii) a new $600 million delayed draw term loan A facility to be available for draw in U.S. dollars or euros until October 15, 2026, (iii) removal of the previous 0.10% (10 basis point) secured overnight financing rate ("SOFR") credit spread adjustment, (iv) the extension of the final maturity of the all of the credit facilities under the Credit Agreement to October 31, 2030, (v) the adjustment of certain covenants to provide flexibility to incur additional indebtedness and take certain other actions, and (vi) certain other amendments. The Credit Agreement includes customary events of default, including, among others, failure to make payments, failure to comply with covenants, cross-defaults, certain bankruptcy and insolvency events and a change in control of the Company.
The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement, which is filed as Exhibit 10.2 hereto and is incorporated by reference herein.

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

10.1
Offer Letter, dated July 16, 2025, between Kristen Actis-Grande and Sealed Air Corporation. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report July 29, 2025, File No. 1-12139, is incorporated herein by reference.)*

10.2
Fifth Amended and Restated Syndicated Facility Agreement, dated as of October 31, 2025, by and among Sealed Air Corporation and certain of its subsidiaries party thereto, Bank of America, N.A., as agent, and the other financial institutions party thereto.

31.1	Certification of Dustin J. Semach pursuant to Rule 13a-14(a), dated November 4, 2025.
31.2	Certification of Kristen Actis-Grande pursuant to Rule 13a-14(a), dated November 4, 2025.
32	Certification of Dustin J. Semach and Kristen Actis-Grande pursuant to 18 U.S.C. § 1350, dated November 4, 2025.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

* Compensatory plan or arrangement of management.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: November 4, 2025	By:	/S/ Kristen Actis-Grande
Kristen Actis-Grande
Chief Financial Officer
(Duly Authorized Officer)