Form 10-K
period 2025-12-31
SEALED AIR CORP/DE
filed 2026-03-02
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,555,147,401, based on the closing sale price as reported on the New York Stock Exchange.
There were 147,373,648 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of February 23, 2026.
DOCUMENTS INCORPORATED BY REFERENCE:
None

SEALED AIR CORPORATION AND SUBSIDIARIES

Cautionary Notice Regarding Forward-Looking Statements
This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not rely on any of these forward-looking statements. Forward-looking statements can be identified by such words as “anticipate,” “believe,” “plan,” “assume,” “could,” “should,” “estimate,” “expect,” “intend,” “potential,” “seek,” “predict,” “may,” “will” and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding the pending merger with entities affiliated with Clayton, Dubilier & Rice, LLC (“CD&R”) (the “Merger”), including expected timing, completion and effects thereof; expected future operating results; expectations regarding the results of restructuring and other programs; expectations regarding future impacts resulting from acquisitions; our sustainability goals and initiatives; the impact of global economic and political conditions; our liquidity and expected compliance with debt covenants; anticipated levels of capital expenditures and expectations of the effect on our financial condition of claims, litigation, environmental costs, contingent liabilities and governmental and regulatory investigations and proceedings.
Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made.
The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: risks relating to our Merger with CD&R, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the Merger that could reduce anticipated benefits or cause the parties to abandon the Merger, the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement entered into pursuant to the Merger (the “Merger Agreement”), the risk that the parties to the Merger Agreement may not be able to satisfy the conditions to the Merger in a timely manner or at all, the risk of any litigation relating to the Merger, the risk that the Merger and its announcement could have an adverse effect on the ability of the Company to retain customers and retain and hire key personnel and maintain relationships with customers, suppliers, employees, stockholders and other business relationships and on the Company’s operating results and business generally, the risk that the Merger and its announcement could have adverse effects on the market price of the Company’s common stock, the possibility that the parties to the Merger may not achieve some or all of any anticipated benefits with respect to the Company’s business and the Merger may not be completed in accordance with the parties’ expected plans or at all, the risk that restrictions on the Company’s conduct during the pendency of the Merger may impact the Company’s ability to pursue certain business opportunities, the possibility that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events, the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, including in circumstances requiring the Company to pay a termination fee, the risk that the Company’s stock price may decline significantly if the Merger is not consummated, global economic and political conditions, including recessionary and inflationary pressures, currency translation and devaluation effects, the impact of trade policies and tariffs, changes in raw material pricing and availability, competitive conditions, the success of new product offerings, failure to realize synergies and other financial benefits from acquisitions within the expected time frames, greater than expected costs or difficulties related to acquisition integrations, the effects of animal and food-related health issues, the effects of epidemics or pandemics, negative impacts related to the ongoing conflict between Russia and Ukraine and related sanctions, export restrictions and other counteractions thereto, supply chain disruptions, uncertainties relating to existing or potential increased hostilities in the Middle East, changes in energy costs, environmental matters, cybersecurity and risks of cyber incidents or attacks, protection of our trademarks and other intellectual property rights, the success of our leadership transition, the success of our restructuring activities, acquisition and equity investment strategies, the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts, changes in our credit ratings and our ability to satisfy obligations under our indebtedness, regulatory actions and legal matters, including product liability, and the other information referenced in Part I, Item 1A, “Risk Factors.” Any forward-looking statement made by us is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

Item 1. Business
The Company: Sealed Air
Overview
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
Our portfolio of solutions includes leading brands such as CRYOVAC® brand food packaging, SEALED AIR® brand protective packaging, LIQUIBOX® brand liquids systems, AUTOBAG® brand automated packaging systems, and BUBBLE WRAP® brand packaging.
We have two reportable segments, Food and Protective. Refer to “Reportable Segments” below for additional information.
In 2025, we generated net sales of $5.4 billion, net earnings from continuing operations of $441 million, and net cash provided by operating activities of $628 million. Please refer to Part II, Item 8, “Financial Statements and Supplementary Data” for financial information about the Company and its subsidiaries, which is incorporated herein by reference.
Sealed Air’s business strategy is focused on creating long-term, value-added partnerships with customers to advance automated packaging solutions, leveraging industry-leading expertise in materials, automation systems, sustainability, science, technologies, and engineering. Our strategy is enabled by our balanced capital allocation approach and by our drive to increase efficiency and maximize productivity throughout our operations. Our capital allocation philosophy is designed to maximize value for our shareholders with the goal to deliver above-market profitable organic growth and attractive returns on invested capital while strengthening our balance sheet through the repayment of debt.

Pending Merger

On November 16, 2025, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Sword Purchaser, LLC, a Delaware limited liability company (“Parent”) that is affiliated with CD&R, a private investment firm with experience in the industrial and packaging sectors, and Sword Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. Under the terms of the Merger Agreement, CD&R will acquire the Company for a total purchase price of $10.3 billion, to be paid in cash.
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company that is issued and outstanding immediately prior to the Effective Time (other than (i) shares of Company’s common stock owned directly by Parent, Merger Sub or their subsidiaries immediately prior to the Effective Time or held in treasury of the Company (which will be automatically canceled at the Effective Time for no consideration), and (ii) shares of Company’s common stock as to which statutory rights of appraisal have been properly exercised under Delaware law), will be automatically converted into the right to receive cash in an amount equal to $42.15 in cash without interest.
Closing of the Merger is subject to the satisfaction or waiver of certain customary closing conditions set forth in the Merger Agreement, including (i) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (early termination of which was received on December 23, 2025), and approvals under certain other antitrust laws, foreign investment laws and other applicable laws as agreed between the parties; (ii) the absence of any applicable law, order, judgment, decree, injunction or ruling prohibiting the consummation of the Merger; (iii) the accuracy of the representations and warranties contained in the Merger Agreement and compliance with the covenants contained in the Merger Agreement, in each case, subject to certain customary materiality qualifications set forth in the Merger Agreement; (iv) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred; and (v) the receipt of closing certificates certifying that the applicable closing conditions have been satisfied.

The transaction, which was unanimously approved by the Company’s Board of Directors and was adopted by Sealed Air's stockholders at a special meeting on February 25, 2026, is currently expected to close in mid-2026, subject to regulatory clearances and the satisfaction of other customary closing conditions.
Upon consummation of the Merger, we will cease to be a publicly traded company, and our common stock will be delisted from the New York Stock Exchange.
Competitive Strengths
Our growth strategy leverages our competitive strengths in high-performance packaging solutions, well-established customer relationships, iconic brands, and global scale and market access.
High-performance Packaging Solutions. For food industries, we provide packaging materials, automated equipment, and services that extend shelf life, ensure safety, and enhance brand image and shelf impact, while driving operational excellence by minimizing waste, increasing processing speeds, and reducing customers’ labor dependency. Within e-commerce and industrial markets, we offer a broad range of protective packaging materials and automation solutions designed to prevent product damage, increase order fulfillment velocity, and generate savings through reductions in waste, dimensional weight, and labor.
Well-established Customer Relationships. We have a broad and diversified customer base which includes the world’s leading food processors, e-commerce/fulfillment companies, and industrial manufacturers. We seek to create long-term relationships with leaders in the markets we serve. We leverage extensive knowledge of our customers’ businesses when innovating new solutions, and partner with customers to effectively implement our solutions and automate their operations. Our customer base is diverse, with no single customer or affiliated group of customers representing more than 10% of net sales in 2025, 2024, or 2023.
Iconic Brands. Our portfolio of leading packaging solutions includes CRYOVAC® brand food packaging, SEALED AIR® brand protective packaging, LIQUIBOX® brand liquids systems, AUTOBAG® brand automated systems, and BUBBLE WRAP® brand packaging. Our iconic brands represent long-tenured leadership in the packaging industry and are propelling us forward into the future. We strive to ensure these brands continue to represent our commitment to deliver safety, security, performance, and innovation.
Global Scale and Market Access. Sealed Air serves a diverse global customer base with a sales and distribution network reaching 119 countries/territories. In 2025, 49% of net sales were from outside the U.S. Our global scale and agility have enabled us to address the evolving customer needs across our end markets and geographies and position us to capitalize on growth opportunities in markets around the world. We operate through our subsidiaries and have a presence in the U.S. and 45 other countries/territories.
Intellectual Property
We are the owner or licensee of approximately 2,320 U.S. and foreign patents and patent applications, and approximately 2,168 U.S. and foreign trademark registrations and trademark applications that relate to our products, manufacturing processes, and equipment. Our business is not dependent upon any single patent or trademark alone. The expiration or unenforceability of any single one of our patents, applications, licenses, or trademark registrations would not be material to our business or our consolidated financial condition, results of operations, or cash flows.
Innovation, Research and Development
Our innovation, research and development capabilities encompass a broad range of disciplines including food science, sustainability and materials science, chemical, mechanical, electrical and software engineering, microbiology, digital applications development, digital printing, and packaging automation equipment design and engineering.
Our research and development expense was $82 million in 2025, $93 million in 2024, and $97 million in 2023. We are looking to leverage the voice of our customers and market insights to accelerate the development of packaging solutions that meet our rapidly evolving end market needs.
Sustainability
Sustainable business practices are embedded in our strategy and integral to how we operate, support our customers, and grow.
Sustainable attributes of/in solutions for our customers. We design, manufacture, and deliver solutions for our customers that combine a range of technically advanced materials and equipment offerings. These solutions are designed to optimize efficiencies, protect and extend the shelf life of food, and decrease product damage during transport. In addition, we collaborate with our customers, channel partners and suppliers to support circular business models, advance technologies to recover and recycle flexible plastics, and contribute to the diversion and reduction of manufacturing and consumer waste. We are committed to advancing the circular economy through efforts to design or advance our packaging solutions to be recyclable, collaborate on recycling technology and infrastructure, and incorporate content derived from recycled or renewable materials across our portfolio.
Sustainability with our operations. Within our own operations, we are focused on driving increased efficiency and maximizing productivity, and continuous improvement in measuring and managing greenhouse gas emissions (“GHG”), energy, water, resource use, and manufacturing waste.
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
Sealed Air’s management regularly reports and discusses our workforce and people management strategies and related matters with our Board of Directors and the People and Compensation Committee, or “P&C Committee”, of the Board of Directors, including matters related to compensation and pay equity, development, succession planning, corporate culture, employee inclusion, and engagement.
As of December 31, 2025, our employee population was approximately 16,100 people. The largest component of Sealed Air’s workforce is approximately 10,900 direct manufacturing employees in our manufacturing facilities. We also generally employ:
•Marketing, sales, business development, and technical packaging solutions professionals who work in the field and at our customers' facilities;
•Innovation, research and development, automation and sustainability focused employees who work in our Packaging Solutions Development and Innovation Centers; and
•Customer service and support personnel as well as administrative and management employees who work in our offices and in remote environments.
As of December 31, 2025, we had approximately 6,200 employees in the U.S. and approximately 9,900 employees outside the U.S. Our workforce is relatively stable and does not experience significant seasonal fluctuations.
We had approximately 5,200 employees (close to 32% of total employee population and primarily outside the U.S.) who were covered by collective bargaining agreements as of December 31, 2025. Many of the covered employees are represented by works councils or industrial boards, as is customary in the jurisdictions in which they are employed. The collective bargaining agreements covering approximately 31% of such employees will expire during 2026, and we will be engaged in negotiations to attain new agreements, which is consistent with prior years. Sealed Air did not experience any significant union-related work stoppages during 2025 and we believe we have satisfactory labor relations with our employees.
Our Culture
Sealed Air fosters a high-performance, highly engaged culture that will deliver consistent, profitable growth, and accelerate our performance – a culture where accountability is clear and aligned and our people are connected to and rewarded for business outcomes and impact. Our culture guides everything we do – how we partner with our customers and suppliers, attract and retain top talent, and create value for our stakeholders.
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
Sealed Air offers employees career development and learning opportunities around fostering continuous innovation and growth.

The Company’s investments in talent and skills development include providing programs to equip employees with the skillsets and knowledge to succeed, as well as opportunities to transfer to other functions or regions and advance in their professional careers. Educational programs are offered across a range of competencies to improve performance and further develop skills to be an effective manager.
Environment, Health and Safety

Sealed Air prioritizes safety and actively manages operations to uphold a safe and healthy work environment across all of our global sites. We are committed to minimizing negative impacts on the environment resulting from our operations and ensuring full compliance with environmental regulations. These commitments are embedded in every aspect of our operations and supply chain through the integration of comprehensive Environmental, Health and Safety (“EHS”) programs.

Sealed Air operates an EHS management system that demonstrates a strong commitment to operational excellence. The Company has a structured and formal process in place for managing, tracking, and reporting health and safety incidents and overall performance, including conducting incident analysis meetings with leadership. Facility, regional, global, and executive levels have the governance and management responsibilities over health and safety. Reporting is elevated to the regional leadership and global executive level monthly, and includes corrective actions, procedures, and responsibilities.
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
Food solutions are well aligned to capitalize on global market dynamics driven by increasing labor scarcity and automation, continued urbanization, growth in ship-to-home food services, growing consumer preference for smaller portions and healthier food choices, and demand for more sustainable and secure packaging. Our solutions, which include high-performance materials, equipment, and services, are designed to extend shelf life and enhance food safety.
Food applications are largely sold direct to customers by our sales, marketing, and customer service personnel throughout the world. Sales to governments, or government contracts, are not material to our Food segment. No single customer or affiliated group of customers represented more than 10% of segment revenue in 2025.
There are other manufacturers of products similar to those produced by Food, some that operate across multiple regions and others that operate in a single region or single country. Competing manufacturers produce a wide variety of food packaging based on plastic, metals, and other materials.
Protective
Protective packaging solutions are utilized across many global markets to protect goods during transit and are especially valuable to e-commerce, consumer goods, pharmaceutical and medical devices, and industrial manufacturing. With automated equipment, high-performance materials, and services, our solutions are designed to increase our customers' packaging velocity, minimize packaging waste, reduce labor dependencies, and address dimensional weight challenges. Our product breadth, combined with our global scale and reach helps support our customers' needs for sustainability, performance excellence, consistency, and reliability of supply wherever they operate around the world.

Protective solutions are marketed under SEALED AIR® brand, BUBBLE WRAP® brand, AUTOBAG® brand and other highly recognized trade names and product families including BUBBLE WRAP® brand inflatable packaging, SEALED AIR® brand performance shrink films, AUTOBAG® brand bagging systems, Instapak® polyurethane foam packaging solutions, and Korrvu® suspension and retention packaging.
Protective solutions are sold through a strategic network of distributors as well as directly to end customers, including, but not limited to, fabricators, original equipment manufacturers, contract manufacturers, logistics partners, and e-commerce/fulfillment operations. In 2025, approximately 60% of our Protective sales were sold through distributors. We generally do not impose annual minimum purchase volume requirements on our distributors. Product returns from our distributors in 2025 were not material. Sales to governments, or government contracts, are not material to our Protective segment. No single customer or affiliated group of customers represented more than 10% of segment revenue in 2025.
There are other manufacturers of products similar to those produced by Protective. Competing manufacturers produce a wide variety of protective packaging based on plastic, molded pulp, corrugated boxes and die cuts, and other materials. We believe that some of our direct competition within the protective packaging industry has a less diversified global presence.
A focus on materials that are compliant with regulatory requirements and meet customer needs and automation and equipment offerings will continue to define the direction of the competitive landscape into the future for both segments. Additionally, some of our Food and Protective competitors have been consolidating in recent years or have been involved in significant merger and acquisition activity, and this trend may continue.
Raw Materials and Purchasing
Suppliers provide raw materials, packaging components, contract manufactured goods, equipment, and other direct materials, such as inks, films, and paper. Our principal raw materials are polyolefin and other petrochemical-based resins, as well as paper pulp products. Raw materials typically represent approximately one-third of our consolidated cost of sales. We also purchase corrugated materials, cores for rolls of products such as films and BUBBLE WRAP® brand cushioning, inks for printed materials, and blowing agents used in the expansion of foam packaging products. In addition, we offer a wide variety of specialized packaging equipment, some of which we manufacture or have manufactured to our specifications, some of which we assemble and some of which we purchase from suppliers. Automated equipment and accessories are designed for e-commerce fulfillment centers, industrial, and food packaging equipment.
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

In 2025, we experienced slightly higher net sales in the second half of the year as compared to the first half. Our consolidated results of operations were slightly higher in the second half of the year partially driven by lower tax expense primarily due to favorable resolution of historical U.S. tax matters, partially offset by higher restructuring and other associated costs. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of our 2025 results.
Compliance with Government Regulations
As a manufacturer, we are subject to various laws, rules, and regulations in the countries, territories, jurisdictions, and localities in which we operate. These cover, among other things, the safe storage and use of raw materials and production chemicals, the release of materials into the environment, and standards for the treatment, storage and disposal of solid and hazardous wastes. We have an environmental management system that aids in our management of environmental, health and safety matters pertaining to our operations. Key elements of this environmental management system are implemented throughout our operations. We believe that compliance with current environmental and workplace health and safety laws and regulations has not had a material effect on our capital expenditures or consolidated financial condition.
In some jurisdictions in which our packaging products are sold or used, laws and regulations have been adopted or proposed that seek to regulate, among other things, the use of plastics, the minimum levels of recycled or reprocessed content and, more generally, the sale or disposal of packaging materials. In the European Union (“EU”), we have registered manufacturing plants and production lines as required by relevant regulation for manufacturing products that incorporate recycled content. We maintain programs designed to comply with these laws and regulations and to monitor their evolution. Various federal, state, local and foreign laws and regulations regulate some of our products and require us to register certain products and comply with specified requirements. We are also subject to various federal, state, local, and foreign laws and regulations that regulate products manufactured and sold by us for controlling microbial growth affecting humans, animals, and processed foods. In the U.S., these requirements are generally administered by the U.S. Food and Drug Administration (“FDA”). To date, the cost of complying with product registration requirements and FDA compliance, and similar non-U.S. laws, has not had a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows.
We are subject to various federal, state, local, and foreign laws and regulations which ensure safe working conditions for our employees. In the U.S., these requirements are generally administered by the U.S. Occupational Safety and Health Administration (“OSHA”). To date, the cost of complying with worker safety requirements and OSHA compliance, and similar non-U.S. laws, has not had a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows.
We have policies and standards in place which guide the Company in environmental, health and safety. The policies and standards outline the principles and expectations for occupational health and safety and environmental compliance across the organization.
Certain U.S. states have passed laws for Extended Producer Responsibility (“EPR”). EPR laws also exist in many other countries where we do business including the United Kingdom (“UK”), the EU, and Canada. In addition, the EU has adopted the Packaging and Packaging Waste Regulation (“PPWR”) that may have an impact on existing EPR schemes and packaging design and recovery. We continue to monitor regulatory developments, including within those regions for which we may be subject to EPR fees and design requirements.
Certain U.S. states have passed laws regulating the use of per- and polyfluoroalkyl substances (“PFAS”) in food packaging materials. In addition, the EU, Australia and Canada have either passed laws or expressed intent to regulate PFAS in packaging materials. Currently, we are in compliance with U.S. regulations and have reformulated certain of our U.S. food packaging products to be in compliance with anticipated regulations. We are continuing the effort to extend those actions to product formulations in other regions to comply with future requirements. To the best of our knowledge, we are in compliance with all current global regulations regarding the use of PFAS in packaging materials. Furthermore, in recent years there have been lawsuits and legal actions brought against manufacturers in various jurisdictions related to the use of PFAS in their products or manufacturing processes. From time to time, the Company has been, and in the future may be named as, one of several defendants in these legal actions.
Additionally, certain countries have adopted legislation that impose taxes on plastic packaging materials, which apply to some of our materials or products.
We maintain programs to comply with the various laws, rules, and regulations related to the protection of the environment that we may be subject to in the many countries/territories in which we operate. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Environmental Matters.”

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
Pending Merger Risks
The Merger may not be completed on the terms or timeline currently contemplated, or at all, and failure to complete the Merger may result in adverse effects on our business, financial condition, results of operations, and stock price.
On November 16, 2025, we entered into the Merger Agreement with Parent and Merger Sub. Closing of the Merger is subject to the satisfaction or waiver of certain customary closing conditions set forth in the Merger Agreement, including (i) the receipt of the affirmative vote to adopt the Merger Agreement by the holders of at least a majority of the outstanding shares of Company Common Stock entitled to vote thereon (obtained at a special meeting of Sealed Air’s stockholders on February 25, 2026); (ii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (early termination of which was received on December 23, 2025), and approvals under certain other antitrust laws, foreign investment laws and other applicable laws as agreed between the parties; (iii) the absence of any applicable law, order, judgment, decree, injunction or ruling prohibiting the consummation of the Merger; (iv) the accuracy of the representations and warranties contained in the Merger Agreement and compliance with the covenants contained in the Merger Agreement, in each case, subject to certain customary materiality qualifications set forth in the Merger Agreement; (v) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred; and (vi) the receipt of closing certificates certifying that the applicable closing conditions have been satisfied. We have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger. Many of the fees and costs will be payable by us even if the Merger is not completed. There is no assurance that the remaining conditions to closing the Merger will be satisfied before the End Date (as defined in the Merger Agreement) or at all, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to obtain remaining regulatory approvals, clearances, or conditions that are or may become applicable to the Merger before the End Date or at all;
•the failure by Parent and Merger Sub to obtain the Debt Financing (as defined in the Merger Agreement) on the terms set forth in the Debt Commitment Letter (as defined in the Merger Agreement), or any difficulties of Parent in obtaining any necessary financing for the Merger, including as a result of uncertainty or adverse developments in the credit and capital markets or otherwise; and
•the failure of any other remaining closing conditions to be satisfied on the expected timeframe or at all, including the possibility that a Company Material Adverse Effect would permit Parent not to close the Merger.
If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, results of operations, and stock price, and our stockholders would be exposed to additional risks, including:
•to the extent the current market price of our stock reflects an assumption that the Merger will be completed, the market price of our common stock could decrease if the Merger is not completed;
•investor confidence in us could decline and stockholder litigation could be brought against us;
•the Merger and its announcement could have an adverse effect on our ability to retain customers and maintain relationships with customers, suppliers, stockholders and other business counterparties, including with respect to concerns about possible changes to our platform, product and services or policies, and on our operating results and business generally;

•the risks related to the diversion of attention of our management or employees from the day-to-day business of the Company to the consummation of the Merger, the uncertainty our employees may have about their roles upon consummation of the Merger, and the ability for us to attract and retain key talent, including senior leaders, during the pendency of the Merger to the same extent that we have previously been able to attract and retain employees prior to the announcement of the Merger; and
•the requirement that we pay Parent a termination fee of $205.1 million under certain circumstances that give rise to the termination of the Merger Agreement.
There can be no assurance that our business, relationships with other parties, liquidity or our financial condition will not be adversely affected, as compared to our business, relationships, liquidity and financial condition prior to the announcement of the Merger, if the Merger is not consummated. Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•we may experience a departure of employees prior to the closing of the Merger;
•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections related to, our common stock;
•receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent, publicly traded company.
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business.
During the period from the announcement of the Merger to prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, our business is exposed to certain inherent risks and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business, including:
•potential uncertainty in the marketplace, which could lead current and prospective customers to purchase products and services from other providers or delay purchasing from us;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•our inability to freely issue securities, incur certain indebtedness, declare or authorize certain dividends or distributions, or make certain material capital expenditures without Parent’s approval;
•our inability to solicit other acquisition proposals during the pendency of the Merger under the terms of the Merger Agreement following the expiration of the “go-shop” period on December 16, 2025;
•the amount of the costs, fees, expenses, and charges related to the Merger Agreement and the Merger, including but not limited to the cost of professional services, insurance, and any legal proceeding that may be instituted against us, which may materially and adversely affect our financial condition; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.
If any of these effects were to occur, it could adversely impact our business, cash flow, results of operations or financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the Merger is completed.
Litigation has arisen in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention, and otherwise harm our business.
Putative stockholder complaints, including stockholder class action complaints, and other complaints have been filed against us, our Board of Directors and others in connection with the Merger. Regardless of the outcome of the existing and any future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, and other business partners, or otherwise harm our operations and financial performance.
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
Our competitors may outpace and outspend us in incorporating new technologies, including AI, into their new product innovation, marketing and engagement with consumers and into their manufacturing, distribution and cost savings initiatives, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. Our efforts to utilize new technological advancements may not be successful, may result in substantial integration and maintenance costs, and may expose us to additional legal and operational risks. If we incorporate AI into our business, the content, analyses, or recommendations generated by AI, if deficient, inaccurate, or biased, could adversely impact our business, consolidated financial condition, results of operations or liquidity, as well as our reputation. Moreover, ethical concerns associated with artificial intelligence or other new technologies could lead to brand damage, competitive disadvantages or legal repercussions. In addition, the rapid evolution and increased adoption of new technologies, including AI, and our obligations to comply with emerging laws and regulations may require additional compliance costs and require us to adopt technology-specific governance programs. Any problems with our implementation or use of technological advancements, including AI, could negatively impact our business, consolidated financial condition, results of operations or liquidity.
Uncertain global economic conditions may have an adverse effect on our consolidated financial condition, results of operations, or cash flows.
Uncertain global economic conditions, including the impact of inflationary pressure and general economic slowdowns across the global economy, may have an adverse impact on our business in the form of lower volumes sold due to weakened demand, unfavorable changes in product price/mix or lower profit margins. For example, in the past, global economic downturns have adversely impacted some of our customers and end-users, such as food processors, distributors, supermarket retailers, restaurants, industrial manufacturers, retail establishments, business service contractors and e-commerce and mail order fulfillment firms, and other end-users that are particularly sensitive to business and consumer spending. Our production levels and inventory management goals for our products are based on estimates of demand, taking into account production capacity, timing of shipments and inventory levels. If market conditions change, resulting in us overestimating or underestimating demand for any of our products during a given season, we may not maintain appropriate inventory levels, which could materially and adversely affect our business, financial condition and results of operations.
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
We operate in 46 countries/territories, and our products are distributed in 119 countries/territories around the world. A large portion of our manufacturing operations are located outside of the U.S., and in 2025, 49% of our net sales were generated outside of the U.S. These operations, particularly those in developing regions, are subject to various risks that may not be present in or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those markets.
Risks inherent in our international operations include:
•inflationary pressures, including wage inflation and input cost inflation, as well as the impact of fiscal policy interventions by national or regional governments to control inflation;
•foreign currency exchange controls, rate fluctuations, including devaluations, and foreign tax rates;
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
The ongoing conflict between Russia and Ukraine has had and will likely continue to have a negative impact on our operations both within and outside the region. As a result of the conflict and the global response, including the current and potential future sanctions and export controls, our operations may continue to be adversely impacted by, among other things, disruptions to our supply chain and logistics, increases in costs particularly for our raw materials and energy-related costs, and an inability to repatriate income earned in Russia. For the year ended December 31, 2025, approximately 2% of our consolidated net sales were derived from products sold in Russia. While our industry is not currently the primary target of sanctions or export controls, the evolution and potential escalation of the conflict and actions taken by governments in response to such conflict, and the consequences, economic or otherwise, are unpredictable.
Geopolitical events, including the ongoing conflict between Russia and Ukraine, the existing or potential increased hostilities in the Middle East, the increasing tensions between China and Taiwan, and the imposition of tariffs by the U.S. and reciprocal tariffs by its trading partners, may have a negative impact on the global industrial macro-economic environment and could materially adversely impact our consolidated financial condition, results of operations or cash flows.
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
Health epidemics, pandemics and other outbreaks, have had and may in the future have adverse impact on the global economy and our business. We and some of our customers have experienced in the past, and could face in the future, facility shutdowns or reductions in operations due to pandemics, such as the COVID-19 pandemic, or other health events and adverse impacts to staffing levels in our operations. These health events had and may result in future supply chain and operational disruptions such as the availability and transportation of raw materials or the ability for our packaging and equipment specialists to visit customer facilities. Unpredictable disruptions to the Company’s operations or our customers’ operations could reduce our future revenues and negatively impact the Company’s financial condition.
In addition, economic and market volatility due to pandemics and other outbreaks may negatively impact consumer buying habits, which could adversely affect the Company’s financial results.
The extent to which our operations may be impacted in the future by health epidemics, pandemics and other outbreaks is highly uncertain and cannot be accurately predicted, and will depend largely on the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, including the effectiveness and distribution of vaccines.
Operational Risks
Cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.
We are subject to an increasing number of cybersecurity threats which pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyberattacks or security breaches of our networks or systems, or networks or systems of our customers and key vendors, could result in the loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could materially adversely affect our business, consolidated financial condition and results of operations. In addition, geopolitical tensions and instability may heighten our risk of cybersecurity incidents. To mitigate these threats to our business, we maintain a cybersecurity program aligned with industry frameworks designed to protect, detect, and respond to internal and external threats. For additional discussion of our cybersecurity risk management, strategy, and governance, see Part I, Item 1C., “Cybersecurity,” below. While we have experienced, and expect to continue to experience, cyber attacks on our network and systems, none have resulted in a breach with material impact or any penalties or settlement for the three years ended December 31, 2025.
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
If we were to experience a natural disaster, such as a hurricane, tornado, earthquake or other severe weather event, a casualty loss from an event such as a fire or flood, at one of our larger strategic facilities, or experience adverse impacts, such as plant shutdowns or travel restrictions due to regional or global human health related illness or if such events were to affect a key supplier, our supply chain or our information systems and telecommunication resources, then there could be a material adverse effect on our consolidated financial condition or results of operations. We are dependent on internal and third-party information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for fulfilling and invoicing customer orders, applying cash receipts, placing purchase orders with suppliers, making cash disbursements, conducting marketing activities, data processing, and electronic communications among business locations.
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
As a result of past acquisitions, we have recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks, and developed technologies. In the event that we determine that events or circumstances exist that indicate that the carrying value of goodwill or identifiable intangible assets may no longer be recoverable, we might have to recognize a non-cash impairment of goodwill or other identifiable intangible assets, which could have a material adverse effect on our consolidated financial condition or results of operations.
Legal, Regulatory and Compliance Risks
Regulations on recycling or environmental sustainability could adversely impact our business.
A number of governmental authorities, both in the U.S. and abroad, have adopted or are considering legislation aimed at reducing the amount of plastic waste. Such legislation includes design requirements for recyclability and source reduction of plastic, banning or restricting the use of certain materials in packaging products (such as polyvinylidene chloride), mandating certain rates of recycling and/or the use of recycled materials, imposing taxes on plastic packaging materials, requiring retailers or manufacturers to take back packaging used for their products, and establishing other Extended Producer Responsibility requirements for plastic packaging users and manufacturers. Such legislation, as well as voluntary initiatives, aimed at reducing the level of plastic wastes could, among other things, reduce the demand for certain plastic packaging products, force the adoption of alternative materials, limit the availability of certain raw materials, and result in greater costs for manufacturers of plastic packaging products. If we are unable to successfully manage these risks, our business, financial condition and results of operations could be materially and adversely affected.
Multiple U.S. states have passed laws regulating the use of PFAS in food packaging materials. In addition, the EU, Australia, and Canada have either passed laws or expressed intent to regulate PFAS in packaging materials. Currently, we are in compliance with U.S. regulations and have reformulated certain of our U.S. food packaging products to be in compliance with anticipated regulations. We are continuing the effort to extend those actions to product formulations in other regions to comply with future requirements. To the best of our knowledge, we are in compliance with all current global regulations regarding the use of PFAS in food packaging materials. If the regulations extend to non-food products, there may be risks (such as additional costs) associated with the manufacture and use of those products.
As countries progress towards long-term environmental stewardship goals, we expect laws and tax policy to continue to advance in this regard.
Future changes in global trade policies and regulations, as well as overall uncertainty surrounding international trade relations, could have a material adverse effect our consolidated financial condition, results of operations or cash flows.
Future changes in global trade policies and regulations, including tariffs on products we import and export, may introduce uncertainty in the market and could affect the demand for our products. During fiscal year 2025, new tariffs were imposed in the U.S. for imports from a broad range of countries and materials. Several countries also implemented or proposed retaliatory tariffs on imports from the U.S., as well as other barriers to trade. If additional retaliatory trade measures are enacted by affected countries, it could negatively impact global economic conditions and consumer confidence, which could negatively impact our business. Additionally, future trade policies and regulations are due in part to international relations and other geopolitical factors outside of our control. In order to mitigate the impact of these trade-related increases on our costs of products sold, we may increase prices in certain markets and, over the longer term, make changes in our supply chain and, potentially, our global manufacturing strategy. Implementing price increases may cause our customers to find alternative sources for their products. We may be unable to successfully pass along these costs through price increases; adjust our supply chain without incurring significant costs; or locate alternative suppliers for raw materials or finished goods at acceptable costs or in a timely manner. Our inability to effectively manage the negative impacts of changing U.S. and foreign trade policies could materially adversely impact our consolidated financial condition, results of operations or cash flows.
We are the subject of various legal proceedings, and may be subject to future claims and litigation, that could have a material adverse effect on our business, results of operations or cash flows.
We are involved from time to time in various legal proceedings. These claims relate to litigation matters, environmental matters, product liability matters, and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Litigation, in general, can be expensive and disruptive. Some of these proceedings may involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. Litigation and other adverse legal proceedings could have a material adverse effect our businesses, operating results and/or cash flows because of reputational harm to us caused by such proceedings, the cost of defending such proceedings, the cost of settlement or judgments against us or the changes in our operations that could result from such proceedings. Although we maintain legal liability insurance coverage, potential litigation claims could be excluded or exceed coverage limits under the terms of our insurance policies or could result in increased costs for such coverage.
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

Our operations are subject to a variety of environmental and other laws that expose us to regulatory scrutiny, potential financial liability, and increased operating costs.
Our operations are subject to a number of federal, state, local, and foreign environmental, health and safety laws and regulations that govern, among other things, the manufacture of our products, handling, transportation, storage and disposal of hazardous materials and the discharge of pollutants into the air, soil, and water along with similar legislation aimed at addressing climate change issues.
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
We are also subject to various federal, state, local, and foreign laws and regulations that regulate products manufactured and sold by us for controlling microbial growth on humans, animals, and processed foods. In the U.S., these requirements are generally administered by the FDA. We maintain programs designed to comply with these laws and regulations and to monitor their evolution. To date, the cost of complying with product registration requirements and FDA compliance has not had a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.
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
Recent tax legislation and regulations, including provisions of the 2025 One Big Beautiful Bill Act (“OBBBA”), make significant changes to the U.S. tax regime and could materially impact how our earnings are taxed. In addition, the Organization for Economic Cooperation and Development (“OECD”) reached agreement with over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as the Pillar Two Inclusive Framework. Many jurisdictions continue to announce changes in their tax laws and regulations based on the Pillar Two Inclusive Framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. As additional changes in tax laws, as a result of Pillar Two or otherwise, are adopted, our tax expense could increase and our business, consolidated financial condition or results of operations could be adversely affected in a material way.
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
Approximately 49% of our net sales in 2025 were generated outside the U.S. We translate sales and other results denominated in a foreign currency into U.S. dollars for our Consolidated Financial Statements. As a result, the Company is exposed to currency fluctuations both in receiving cash from its international operations and in translating its financial results into U.S. dollars. During periods of a strengthening U.S. dollar, our reported international sales and net earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. Foreign exchange rates can also impact the competitiveness of products produced in certain jurisdictions and exported for sale into other jurisdictions. These changes may impact the value received for the sale of our goods versus those of our competitors. The Company cannot predict the effects of exchange rate fluctuations on its future operating results. As exchange rates vary, the Company's results of operations and profitability may be adversely impacted. While we use financial instruments to hedge certain foreign currency exposures, this does not insulate us completely from foreign currency effects and exposes us to counterparty credit risk for non-performance. See Note 16, “Derivatives and Hedging Activities,” for additional information. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from foreign currency variations. The gains or losses associated with hedging activities may negatively impact the Company's results of operations.
In all jurisdictions in which we operate, we are also subject to laws and regulations that govern foreign investment, foreign trade, and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the U.S. and may limit our ability to convert foreign currency cash flows into U.S. dollars.
We have recognized foreign exchange losses related to the currency devaluations in Argentina and its designation as a highly inflationary economy. See Note 2, “Summary of Significant Accounting Policies and Recently Adopted and Issued Accounting Standards,” for additional information.
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
Following the announcement of the CD&R acquisition on November 17, 2025, Standard & Poor's placed the Company on CreditWatch with negative implication and Moody's placed the Company's ratings under review for possible downgrade. If our credit ratings were to be downgraded, particularly our corporate rating, there could be a negative impact on our ability to access capital markets and borrowing costs could increase.
The full realization of our deferred tax assets may be affected by a number of factors, including future earnings and the feasibility of on-going planning strategies.

We have deferred tax assets including state and foreign net operating loss carryforwards, accruals not yet deductible for tax purposes, employee benefit items, and other items. We have established valuation allowances to reduce the deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize the deferred tax assets depends in part upon our ability to generate future taxable income within each respective jurisdiction during the periods in which these temporary differences reverse or our ability to carryback any losses created by the deduction of these temporary differences. We expect to realize the assets over an extended period. If we are unable to generate sufficient future taxable income in the U.S. and/or certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Our effective tax rate would increase if we were required to increase our valuation allowances against our deferred tax assets.
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
Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2025, we had $372 million of long-term borrowings under our senior secured credit facilities at variable interest rates. A 1/8% increase or decrease in the assumed interest rates on the senior secured credit facilities would result in a $0.5 million increase or decrease in annual interest expense. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
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
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Overview of Cybersecurity Risk Management
The Company maintains a cybersecurity program that is designed to identify, prevent, detect, respond to, and recover from cybersecurity threats, and protect the confidentiality, integrity, and availability of our information technology, including the information residing on such systems. The Company has established the role of Chief Information Security Officer (“CISO”) with overall responsibility for developing and implementing the global cyber strategy, risk management, and operational initiatives. The Company's former CISO departed at the end of 2025. An active search for a qualified replacement is in process. In the interim, the Chief Information Officer (“CIO”), a member of the executive leadership who has over 30 years of enterprise IT experience and to whom the CISO role has reported since 2019, is managing the CISO responsibilities. The Company leverages recognized cybersecurity frameworks to organize, improve, and assess its cybersecurity program and to manage and reduce cybersecurity risk. The global information security team, under the direction of the CISO, develops, implements, and manages cybersecurity-related internal controls and risk processes for the Company, with internal controls consisting of a mix of administrative, technical, and physical controls.
We deploy, configure, and maintain numerous technologies to enforce security policies, detect and protect against cybersecurity threats, and help safeguard the Company’s information systems and assets. We operate a Security Operation Center (“SOC”) to monitor cybersecurity threats, coordinate incident response resources, and reduce response times. Our internal SOC team is augmented by a third-party managed security services provider. The Company maintains a cybersecurity incident response plan that provides a structured approach for the Company’s response to cybersecurity incidents. Under the plan, cybersecurity incidents are escalated based on a defined incident severity scale, including to the Board of Directors as appropriate. To improve preparedness for a cybersecurity incident, we conduct tabletop exercises multiple times throughout the year. These exercises are conducted by internal team members and in some instances with assistance from third-party experts. The Company’s cybersecurity program also includes regular cybersecurity trainings for staff. We actively evaluate the training effectiveness and adjust the trainings based on the evaluations.
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
Risks from Material Cybersecurity Threats
Cybersecurity risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows. Refer to Part I, Item 1A, “Risk Factors,” for more information on Sealed Air's risks relating to our technologies, systems, and networks.
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
Our CIO and CISO provide cybersecurity updates to the Audit Committee three times each year and the Board at least annually. These updates cover various topics, including information relating to cybersecurity strategy, program management, and performance trends. In addition to this regular reporting, significant cybersecurity risks or threats may also be escalated on as needed basis to the Audit Committee and the Board of Directors.
The Company has established a role of CISO that is responsible for the Company’s cybersecurity risk management and strategy, as well as the supervision of our internal cybersecurity personnel and retained external cybersecurity consultants. As the Company's former CISO departed at the end of 2025, the Company is still in active search for a qualified replacement. The CIO, who is responsible for global IT strategy and IT operations across the enterprise and a member of the executive leadership is temporarily managing the CISO's responsibility. The CIO has a degree in computer science and mathematics from Wofford College and has over 30 years of experience in the IT industry, spanning various roles and sectors.
As part of its overall Enterprise Risk Management (“ERM”) program, the Company identifies and assesses cybersecurity risks on an annual basis. These assessments are integrated into the Company’s cybersecurity program to ensure alignment with broader risk management objectives. The ERM program includes identification, assessment, and management of risks, including cybersecurity risks. Business process owners incorporate risk management philosophy, exposures, mitigating activities, and key indicators to develop strategies and actions. The ERM Steering Committee, comprised of senior level executives, is responsible for assessing cybersecurity risks, providing direction and oversight for risk mitigation actions, and assisting the Board of Directors in overseeing the Company’s cybersecurity risks.

Item 2. Properties
We manufacture products in 105 facilities, with 13 of those facilities serving both of our reportable segments. The following table shows our manufacturing facilities by geographic region and our business segment reporting structure:

Properties by Geographic Region	Number of Manufacturing Facilities	Food Manufacturing Facilities	Protective Manufacturing Facilities
Americas	51	24	32
Europe, Middle East and Africa (“EMEA”)	26	16	14
Asia, Australia and New Zealand (“APAC”)	28	10	22
Total	105	50	68
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

Item 3. Legal Proceedings
The information set forth in Note 21, “Commitments and Contingencies,” of Part II, Item 8, “Financial Statements and Supplemental Data,” under the captions “Litigation and Claims” and “Environmental Matters” is incorporated herein by reference.
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

Information About Our Executive Officers
The information appearing in the table below sets forth the current position or positions held by each of our executive officers, the officer’s age as of January 31, 2026, the year in which the officer was first elected to the position currently held with us and the year in which such person was first elected an officer. All of our officers serve at the pleasure of the Board of Directors.
There are no family relationships among any of our executive officers or directors.

Name and Current Position	Age as of January 31, 2026	First Elected to Current Position	First Elected an Executive Officer
Dustin J. Semach President and Chief Executive Officer	44	2025	2023
Kristen Actis-Grande Chief Financial Officer	44	2025	2025
Russell K. Grissett President, Food	56	2025	2025
Byron J. Racki President, Protective	48	2024	2024
Stefanie M. Holland Vice President, General Counsel and Secretary	51	2025	2025
Veronika M. Johnson Chief Accounting Officer and Controller	43	2023	2023
Mr. Semach was named President and Chief Executive Officer (“CEO”) in February 2025. Mr. Semach previously served as President and Chief Financial Officer from July 2024 to February 2025, Interim Co-President and Co-CEO, and Chief Financial Officer from October 2023 to June 2024. Mr. Semach initially joined the Company as Chief Financial Officer-Designate in April 2023, and became Chief Financial Officer in May 2023. Prior to joining the Company, Mr. Semach served as Chief Financial Officer of TTEC Holdings, Inc., a global customer experience technology and services provider (“TTEC”), from November 2021 to April 2023, after joining TTEC, in December 2020 as part of its planned Chief Financial Officer succession. Prior to joining TTEC, Mr. Semach served as Chief Financial Officer at Rackspace Technology, Inc., a global cloud services provider, from July 2019 to November 2020, and prior to that he held various key leadership roles at DXC Technology Company, an information technology services company, from January 2013 to July 2019.
Ms. Actis-Grande joined Sealed Air as Chief Financial Officer (“CFO”) in 2025. Prior to joining the Company, Ms. Actis-Grande served as Executive Vice President and CFO of MSC Industrial Direct Co., Inc., a North American distributor of metalworking and maintenance, repair and operations products and services from August 2020 to August 2025. Prior to joining MSC, Ms. Actis-Grande held various positions of increasing responsibility during her 17-year career at Trane Technologies plc (formerly known as Ingersoll-Rand plc) and Ingersoll Rand Inc. (formerly known as Gardner Denver Holdings, Inc.; formed following Gardner Denver Holdings, Inc.'s acquisition of Ingersoll-Rand plc’s Industrial segment in February 2020), including serving as Vice President of Investor Relations and Financial Planning & Analysis at Ingersoll Rand Inc. from June 2020 to August 2020, Vice President of Finance, Industrial Technologies and Services EMEIA at Ingersoll Rand Inc. from February 2020 to June 2020, Vice President of Finance, Compression Technologies and Services at Ingersoll-Rand plc from August 2018 to February 2020, as Vice President of Finance, Residential HVAC and Supply at Ingersoll-Rand plc from May 2016 to August 2018, and as Director of Selling Finance and Business Initiatives, Residential HVAC and Supply at Ingersoll-Rand plc from April 2014 to May 2016.
Mr. Grissett joined Sealed Air as President of Food in 2025. Prior to joining the Company, Mr. Grissett served as President and CEO of Toppan Packaging Americas, a division of Toppan Holdings Inc., from April 2025 to November 2025, following Toppan Holdings Inc. acquisition of Sonoco Products Company’s Thermoformed and Flexibles Packaging businesses. Prior to the acquisition, Mr. Grissett held various roles and spent over thirty years at Sonoco Products Company, as President of Global Thermoformed and Flexibles Packing from January 2024 to April 2025, President of Global Flexibles from April 2022 to January 2024 and Division Vice President and General Manager Flexibles from April 2019 to April 2022. Earlier in his career at Sonoco, Mr. Grissett held various leadership positions and multiple roles with increasing responsibility during his tenure from 1996 to 2022, including Division Vice President and General Manager Protective Solutions from May 2017 to April 2019 and Division Vice President and General Manager ThermoSafe from January 2013 to May 2017.
Mr. Racki joined Sealed Air as President of Protective in 2024. Prior to joining the Company, Mr. Racki was General Manager of Food and Specialty North America with Trivium Packaging, a global provider of recyclable metal packaging in 2024. Mr.

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
Ms. Holland joined Sealed Air as Vice President, General Counsel and Secretary in 2025. Prior to joining the Company, Ms. Holland served as Vice President, Deputy General Counsel, Corporate and Assistant Secretary of Albemarle Corporation, a specialty chemicals manufacturer from 2019 to 2025 and as an Assistant General Counsel for SPX Corporation from 2015 to 2019. Prior to joining SPX Corporation, Ms. Holland served as an Assistant General Counsel for Harsco Corporation, a provider of industrial services and engineered products, and as the Global Legal Business Partner for the Harsco Infrastructure segment from 2012 to 2015 and has provided counsel since 2006, both as an in-house and law firm attorney on a range of legal, corporate, risk, regulatory, commercial, and ethics and compliance matters. Ms. Holland is licensed to practice law in the state of Ohio.
Ms. Johnson was appointed as Chief Accounting Officer and Controller in 2023. She was appointed as an executive officer of the Company in 2023. Ms. Johnson served previously as Interim CFO, Chief Accounting Officer and Controller from February 2025 to August 2025 prior to returning to her current role as Chief Accounting Officer and Controller. She served as the Company’s Vice President, Global Business Services, responsible for record-to-report, order-to-cash and procure-to-pay transaction processing across the globe from 2018 to 2023. Prior to that, she served in various accounting leadership positions since joining the Company in 2015. Prior to joining the Company, Ms. Johnson spent over eight years in public accounting in roles of increasing responsibility. Ms. Johnson is a Certified Public Accountant.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock is listed on the New York Stock Exchange with the trading symbol SEE. As of February 23, 2026, there were approximately 2,353 holders of record of our common stock.
Common Stock Performance Comparisons
The following graph shows, for the five years ended December 31, 2025, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2020 in our common stock. The graph compares this return (“SEE”) with that of comparable investments assumed to have been made on the same date in: (a) the Standard & Poor’s 500 Stock Index (“Composite S&P 500”) and (b) a market capitalization-weighted self-constructed peer group (“Peer Group”).
The Peer Group includes Sealed Air and the following companies: AptarGroup, Inc.; Ashland Global Holdings Inc.; Avery Dennison Corporation; Avient Corporation; Axalta Coating Systems Ltd.; Ball Corporation; Crown Holdings, Inc.; Graphic Packaging Holding Company; Grief, Inc.; H.B Fuller Company; Minerals Technologies, Inc.; O-I Glass, Inc.; Packaging Corporation of America; Silgan Holdings Inc.; and Sonoco Products Company. Compared to the 2024 Peer Group, we removed Berry Global Group, Inc., Dover Corporation, Fortive Corporation, and Reynolds Consumer Products Inc. and we added H.B Fuller Company to better align the Peer Group with Sealed Air's revenue and market capitalization profile. The Peer Group is consistent with the peer companies used by the P&C Committee in connection with certain aspects of our executive compensation programs. The P&C Committee selected Peer Group companies primarily in the materials sector that are comparable to Sealed Air based on sales, number of employees, and market capitalization.
Total return for each assumed investment assumes the reinvestment of all dividends on December 31 of the year in which the dividends were paid.

5 Year Compound Annual Growth Rate
SEE: -0.2%
Composite S&P 500: 14.3%
Peer Group: 0.2%
250.00
200.00
150.00
100.00
50.00
0.00
2020
2021
2022
2023
2024
2025
SEE
Composite S&P 500
Peer Group

Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended December 31, 2025, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of September 30, 2025				$536,509,713
October 1, 2025 through October 31, 2025	—	$—	—	536,509,713
November 1, 2025 through November 30, 2025	—	$—	—	536,509,713
December 1, 2025 through December 31, 2025	—	$—	—	536,509,713
Total	—		—	$536,509,713

(1)On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This program has no expiration and replaced the previous authorization. It does not obligate us to repurchase any specified amount of shares and remains subject to the discretion of the Board of Directors. As of December 31, 2025, there was $537 million remaining under the currently authorized repurchase program. From time to time we may acquire shares by means of open-market transactions, including through plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and privately negotiated transactions, including accelerated share repurchase programs, or other methods, pursuant to our publicly announced program described above, subject to market or other conditions, covenants in our senior secured credit facility and the Merger Agreement and applicable regulatory requirements.

Item 6. [Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results
of Operations
The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our Consolidated Financial Statements and related notes set forth in Part II, Item 8, as well as the discussion included in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our results may differ materially from those currently described in the sections entitled “Risk Factors” and "Cautionary Notice Regarding Forward-Looking Statements" disclosed in this Annual Report on Form 10-K. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts.
Business Overview and Reportable Segments
Sealed Air Corporation (“Sealed Air”, or the “Company,” also referred to as “we,” “us,” or “our”) is a leading global provider of packaging solutions that integrate sustainable, high-performance materials, automation, equipment and services. Sealed Air designs, manufactures and delivers packaging solutions that preserve food, protect goods and automate packaging processes. We deliver our packaging solutions to an array of end markets including fresh proteins, foods, fluids and liquids, medical and life science, e-commerce retail, logistics and omnichannel fulfillment operations, and industrials. Our portfolio of solutions includes leading brands such as CRYOVAC® brand food packaging, SEALED AIR® brand protective packaging, LIQUIBOX® brand liquids systems, AUTOBAG® brand automated packaging systems, and BUBBLE WRAP® brand packaging.
The Company’s Food and Protective segments are considered reportable segments under FASB ASC Topic 280. Our reportable segments are aligned with similar groups of products and customers. Corporate includes certain costs that are not allocated to the reportable segments. See Note 6, “Segments,” for additional information.
We employ sales, marketing and customer service personnel throughout the world who sell and market our products and services. Food solutions are largely sold directly to end customers, while Protective solutions are sold through a strategic network of distributors and directly to end customers. Approximately 45% of Food's sales are subject to formula based pricing, predominantly within North America and APAC, which lags raw material cost movement by approximately six months, on average. We generally do not impose annual minimum purchase volume requirements on our distributors. Product returns from our distributors in 2025 were not material. In 2025, 2024 and 2023, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales.
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
Executive Summary for 2025
Overview
Net sales for 2025 of $5.4 billion decreased less than 1% compared to the prior year. The decline in sales in 2025 was due to slightly lower volumes in both the Protective and Food segments due to ongoing recovery in the Protective business, particularly within North America, and modest reduction in Food volumes, primarily on market weakness in the industrial portfolio. These declines in sales were partially offset by favorable impacts from foreign currency translation.
Net earnings from continuing operations for 2025 was $441 million compared to $270 million in the prior year. The increase is primarily a result of lower tax expense due to the favorable resolution of certain U.S. historical tax matters in 2025 and lower net interest expense as compared to the prior year.
Cash flow from operations for 2025 was $628 million compared to $728 million in the prior year. The decrease in cash flow provided by operations was largely the result of higher tax and incentive compensation payments made in 2025 as compared to the prior year. In addition, we received a $54 million refund from the IRS in 2024 related to deposits we made in 2023 to resolve certain prior-year tax matters.
We maintained our capital allocation discipline with a continued emphasis on deleveraging the balance sheet. Our sustained focus on debt repayment resulted in a $394 million reduction in total debt during 2025.
Recent Business Developments - Pending Merger
On November 16, 2025, we entered into the Merger Agreement to be acquired by affiliates of CD&R, a private investment firm with experience in the industrial and packaging sectors. Under the terms of the Merger Agreement, CD&R will acquire the Company for a total purchase price of $10.3 billion, to be paid in cash.
Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock (except for certain shares specified in the Merger Agreement) will be automatically converted into the right to receive cash in an amount equal to $42.15 per share without interest.
The transaction is expected to close in mid-2026, subject to on-going regulatory clearances and the satisfaction of other customary closing conditions.
Upon consummation of the Merger, we will cease to be a publicly traded company and our common stock will be delisted from the New York Stock Exchange.
Non-GAAP Information
We present financial information that conforms to Generally Accepted Accounting Principles in the United States of America (“GAAP”). We also present financial information that does not conform to GAAP, as our management believes it is useful to investors. In addition, non-GAAP financial measures are used by management to review and analyze our operating performance and, along with other data, as internal measures for setting annual budgets and forecasts, assessing financial performance, providing guidance and comparing our financial performance with our peers. Non-GAAP financial measures also provide management with additional means to understand and evaluate the core operating results and trends in our ongoing business by eliminating certain expenses and/or gains (which may not occur in each period presented) and other items that management believes might otherwise make comparisons of our ongoing business with prior periods and peers more difficult, obscure trends in ongoing operations or reduce management’s ability to make useful forecasts. Non-GAAP information does not purport to represent any similarly titled GAAP information and is not an indicator of our performance under GAAP. Investors are cautioned against placing undue reliance on these non-GAAP financial measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable GAAP financial measure to arrive at these non-GAAP financial measures, described below.
The non-GAAP financial metrics exclude certain specified items (“Special Items”), including restructuring charges and restructuring associated costs, amortization of intangible assets and inventory step-up expense related to the acquisition of Liquibox, adjustments in the valuation of our debt or equity investments, and other charges related to acquisitions and divestitures, gains and losses related to acquisitions and divestitures, special tax items or tax benefits (collectively, “Tax Special

Items”), and certain other items. We evaluate unusual or special items on an individual basis. Our evaluation of whether to exclude an unusual or special item for purposes of determining our non-GAAP financial measures considers both the quantitative and qualitative aspects of the item, including among other things (i) its nature, (ii) whether or not it relates to our ongoing business operations, and (iii) whether or not we expect it to occur as part of our normal business on a regular basis. As of 2023, the Company includes, within its definition of Special Items, amortization expenses of intangibles from the Liquibox acquisition and future significant acquisitions. The change was prospective and did not impact previously presented results. This change was made to better align the Company's definitions of Special Items with those of its peers, to better reflect the Company's operating performance, and to increase the usefulness of such measures for our stakeholders.
When we present non-GAAP forward-looking guidance, we do not also provide guidance for the most directly comparable GAAP financial measures, as they are not available without unreasonable effort due to the high variability, complexity, and low visibility with respect to certain Special Items, including gains and losses on the disposition of businesses, the ultimate outcome of certain legal or tax proceedings, foreign currency gains or losses resulting from the volatile currency market in Argentina, and other unusual gains and losses. These items are uncertain, depend on various factors, and could be material to our results computed in accordance with GAAP.
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
The following table shows a reconciliation of GAAP Net earnings from continuing operations to non-GAAP Consolidated Adjusted EBITDA from continuing operations:

	Year Ended December 31,
(In millions)	2025	2024	2023
Net earnings from continuing operations	$441.2	$269.5	$339.3
Interest expense, net	218.9	247.6	263.0
Income tax provision	35.3	188.9	90.4
Depreciation and amortization, net of adjustments(1)	249.3	243.7	239.6
Special Items:
Liquibox intangible amortization	30.4	30.3	27.9
Liquibox inventory step-up amortization	—	—	10.2
Restructuring charges	39.9	57.8	15.6
Other restructuring associated costs	41.1	30.3	34.5
Foreign currency exchange loss due to highly inflationary economies	15.1	9.9	23.1
Loss on debt redemption and refinancing activities	5.8	6.8	13.2
Impairment of debt investment	—	8.5	—
Contract terminations	3.9	(0.1)	14.6
Charges related to acquisition and divestiture activity	12.4	4.2	28.3
CEO severance and separation costs	7.4	—	6.1
Accelerated share-based compensation expense(1)	5.0	—	—
Other Special Items	28.6	13.2	0.8
Pre-tax impact of Special Items	189.6	160.9	174.3
Non-GAAP Consolidated Adjusted EBITDA from continuing operations	$1,134.3	$1,110.6	$1,106.6

(1)Net of Liquibox intangible amortization of $30 million, $30 million, and $28 million for the years ended December 31, 2025, 2024, and 2023, respectively, and accelerated share-based compensation expense of $5 million for the year ended December 31, 2025, which are included under Special Items. The accelerated share-based compensation expense for the year ended December 31, 2025, primarily relates to the vesting of certain equity awards for our prior CEO upon his departure.
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

	Year Ended December 31,
	2025		2024		2023
(In millions, except per share amounts)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
GAAP Net earnings and diluted EPS from continuing operations	$441.2	$2.99	$269.5	$1.84	$339.3	$2.34
Special Items(1)	52.0	0.35	189.4	1.30	122.0	0.84
Non-GAAP Adjusted net earnings and adjusted diluted EPS from continuing operations	$493.2	$3.34	$458.9	$3.14	$461.3	$3.18
Weighted average number of common shares outstanding - Diluted		147.5		146.0		144.9

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
The following table shows our calculation of the non-GAAP Adjusted income tax rate:

	Year Ended December 31,
(In millions)	2025	2024	2023
GAAP Earnings before income tax provision from continuing operations	$476.5	$458.4	$429.7
Pre-tax impact of Special Items	189.6	160.9	174.3
Non-GAAP Adjusted Earnings before income tax provision from continuing operations	$666.1	$619.3	$604.0

GAAP Income tax provision from continuing operations	$35.3	$188.9	$90.4
Tax Special Items(1)	97.9	(64.7)	20.0
Tax impact of Special Items(2)	39.7	36.2	32.3
Non-GAAP Adjusted Income tax provision from continuing operations	$172.9	$160.4	$142.7

GAAP Effective income tax rate	7.4%	41.2%	21.0%
Non-GAAP Adjusted income tax rate	26.0%	25.9%	23.6%

(1)For the year ended December 31, 2025, Tax Special Items reflect the reversal of accruals for uncertain tax positions in the U.S. associated with the resolution of an IRS audit and the resolution of certain international tax matters, partially offset by the establishment of a valuation allowance in Luxembourg, the impact of the U.S. tax reform, and interest accruals for uncertain tax positions. For the year ended December 31, 2024, Tax Special Items reflect the write-off of a deferred tax asset associated with a legal entity restructuring of $46 million and accruals for uncertain tax positions. For the year ended December 31, 2023, Tax Special Items reflect adjustments related to the settlement of the IRS audit partially offset by accruals for uncertain tax positions.
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
Highlights of Financial Performance
Below are the highlights of our financial performance for the three years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,			% Change
(In millions, except per share amounts)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net sales	$5,359.8	$5,392.6	$5,488.9	(0.6)%	(1.8)%
Gross profit	$1,596.8	$1,625.1	$1,641.3	(1.7)%	(1.0)%
As a % of net sales	29.8%	30.1%	29.9%
Operating profit	$725.7	$735.9	$754.6	(1.4)%	(2.5)%
As a % of net sales	13.5%	13.6%	13.7%
Net earnings from continuing operations	$441.2	$269.5	$339.3	63.7%	(20.6)%
Gain (Loss) on sale of discontinued operations, net of tax	64.3	(4.8)	2.3	#	#
Net earnings	$505.5	$264.7	$341.6	91.0%	(22.5)%
Basic:
Continuing operations	$3.00	$1.85	$2.35	62.2%	(21.3)%
Discontinued operations	0.44	(0.03)	0.02	#	#
Net earnings per common share - basic	$3.44	$1.82	$2.37	89.0%	(23.2)%
Diluted:
Continuing operations	$2.99	$1.84	$2.34	62.5%	(21.4)%
Discontinued operations	0.44	(0.03)	0.02	#	#
Net earnings per common share - diluted	$3.43	$1.81	$2.36	89.5%	(23.3)%
Weighted average number of common shares outstanding:
Basic	146.9	145.5	144.4
Diluted	147.5	146.0	144.9
Non-GAAP Consolidated Adjusted EBITDA from continuing operations(1)	$1,134.3	$1,110.6	$1,106.6	2.1%	0.4%
Non-GAAP Adjusted EPS from continuing operations(2)	$3.34	$3.14	$3.18	6.4%	(1.3)%

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
The following table presents the approximate favorable or (unfavorable) impact that foreign currency translation had on certain components of our consolidated financial results:

(In millions)	2025 vs. 2024	2024 vs. 2023
Net sales	$32.7	$(35.7)
Cost of sales	(25.2)	26.0
Gross profit	7.5	(9.7)
Selling, general and administrative expenses	(4.9)	3.1
Non-GAAP Adjusted EBITDA	(2.7)	9.2
Net Sales by Segment
The following tables present the components of change in net sales by reportable segment for the year ended December 31, 2025 compared with 2024 and for the year ended December 31, 2024 compared with 2023.

(In millions)	Food		Protective		Total Company
2024 Net Sales	$3,582.6	66.4%	$1,810.0	33.6%	$5,392.6	100.0%

Price	21.5	0.6%	(21.6)	(1.2)%	(0.1)	—%
Volume(1)	(25.4)	(0.7)%	(40.0)	(2.2)%	(65.4)	(1.2)%
Total constant currency change (non-GAAP)	(3.9)	(0.1)%	(61.6)	(3.4)%	(65.5)	(1.2)%
Foreign currency translation	16.0	0.4%	16.7	0.9%	32.7	0.6%
Total change (GAAP)	12.1	0.3%	(44.9)	(2.5)%	(32.8)	(0.6)%

2025 Net Sales	$3,594.7	67.1%	$1,765.1	32.9%	$5,359.8	100.0%

(In millions)	Food		Protective		Total Company
2023 Net Sales	$3,519.7	64.1%	$1,969.2	35.9%	$5,488.9	100.0%

Price	(69.5)	(2.0)%	(49.3)	(2.5)%	(118.8)	(2.1)%
Volume(1)	136.5	3.9%	(101.8)	(5.2)%	34.7	0.6%
Total organic change (non-GAAP)	67.0	1.9%	(151.1)	(7.7)%	(84.1)	(1.5)%
Acquisition	23.5	0.7%	—	—%	23.5	0.4%
Total constant currency change (non-GAAP)	90.5	2.6%	(151.1)	(7.7)%	(60.6)	(1.1)%
Foreign currency translation	(27.6)	(0.8)%	(8.1)	(0.4)%	(35.7)	(0.7)%
Total change (GAAP)	62.9	1.8%	(159.2)	(8.1)%	(96.3)	(1.8)%

2024 Net Sales	$3,582.6	66.4%	$1,810.0	33.6%	$5,392.6	100.0%

(1)Our volume reported above includes the net impact of changes in unit volume as well as the period-to-period change in the mix of products sold.
The following net sales discussion is on an as reported and constant currency basis:
Food

2025 compared with 2024
As reported, net sales increased $12 million, or less than 1%, in 2025 compared with 2024. Foreign currency had a positive impact of $16 million. On a constant currency basis, net sales decreased $4 million, or were essentially flat in 2025 compared with 2024, primarily due to the following:
•lower volumes of $25 million, with declines in North America, partially offset by increases in EMEA and Latin America.
This decrease was partially offset by:
•favorable price of $22 million, with increases in all regions, notably in North America, driven primarily by the impacts from contract-formula pricing.
2024 compared with 2023
As reported, net sales increased $63 million, or 2%, in 2024 compared with 2023. Foreign currency had a negative impact of $28 million. On a constant currency basis, net sales increased $91 million, or 3%, in 2024 compared with 2023 primarily due to the following:
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
Protective
2025 compared with 2024
As reported, net sales decreased $45 million, or 2%, in 2025 compared with 2024. Foreign currency had a positive impact of $17 million. On a constant currency basis, net sales decreased $62 million, or 3%, in 2025 compared with 2024 primarily due to the following:
•lower volumes of $40 million, primarily in North America, resulting from prior year customer churn in our fulfillment portfolio; and
•unfavorable price of $22 million, primarily in North America, driven by raw material cost deflation and pricing pressure.
2024 compared with 2023
As reported, net sales decreased $159 million, or 8%, in 2024 compared with 2023. Foreign currency had a negative impact of $8 million. On a constant currency basis, net sales decreased $151 million, or 8%, in 2024 compared with 2023 primarily due to the following:
•lower volumes of $102 million, with decreases in all regions, primarily in the Americas and EMEA regions, resulting from continued weakness in our industrial and fulfillment portfolios; and
•unfavorable price of $49 million with decreases in all regions, primarily in the Americas and EMEA regions, driven by raw material cost deflation and pricing pressure.
Cost of Sales
Cost of sales for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Year Ended December 31,			% Change
(In millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net sales	$5,359.8	$5,392.6	$5,488.9	(0.6)%	(1.8)%
Cost of sales	3,763.0	3,767.5	3,847.6	(0.1)%	(2.1)%
As a % of net sales	70.2%	69.9%	70.1%

2025 compared with 2024
As reported, cost of sales decreased by $5 million, or less than 1%, in 2025 as compared to 2024. Cost of sales was impacted by unfavorable foreign currency translation of $25 million. As a percentage of net sales, cost of sales increased by 30 basis points, from 69.9% in 2024 to 70.2% in 2025.
2024 compared with 2023
As reported, cost of sales decreased by $80 million, or 2%, in 2024 as compared to 2023. Cost of sales was impacted by favorable foreign currency translation of $26 million. As a percentage of net sales, cost of sales decreased by 20 basis points, from 70.1% in 2023 to 69.9% in 2024, primarily driven by raw material cost deflation.
Gross Profit
The Company evaluates performance of the reportable segments based on the results of each segment. The performance metric most closely aligned with our Consolidated Financial Statements used by the Company's chief operating decision maker to evaluate performance of our reportable segments is Gross Profit.
The table below sets forth the Segment Gross Profit for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,			% Change
(In millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Food	$1,098.5	$1,091.9	$1,034.7	0.6%	5.5%
Protective	503.9	533.8	607.1	(5.6)%	(12.1)%
Other	(5.6)	(0.6)	(0.5)	#	(20.0)%
Consolidated Gross Profit	$1,596.8	$1,625.1	$1,641.3	(1.7)%	(1.0)%
#    Denotes where percentage change is not meaningful.
Food
2025 compared with 2024
Segment Gross Profit increased $7 million in 2025 as compared to 2024. Segment Gross Profit was impacted by favorable foreign currency translation of $2 million. On a constant currency basis, Segment Gross Profit increased $4 million, or less than 1%, in 2025 as compared to 2024, primarily due to lower operating costs, including productivity benefits, partially offset by lower sales volume and unfavorable net price realization.
2024 compared with 2023
Segment Gross Profit increased $57 million in 2024 as compared to 2023. Segment Gross Profit was impacted by unfavorable foreign currency translation of $8 million. On a constant currency basis, Segment Gross Profit increased $65 million, or 6%, in 2024 as compared to 2023, due to higher sales volumes and favorable productivity benefits.
Protective
2025 compared with 2024
Segment Gross Profit decreased $30 million in 2025 as compared to 2024. Segment Gross Profit was impacted by favorable foreign currency translation of $5 million. On a constant currency basis, Segment Gross Profit decreased $35 million, or 7%, in

2025 as compared to 2024, primarily due to unfavorable net price realization and lower sales volume, partially offset by lower operating costs, including productivity benefits.
2024 compared with 2023
Segment Gross Profit decreased $73 million in 2024 as compared to 2023. Segment Gross Profit was impacted by unfavorable foreign currency translation of $2 million. On a constant currency basis, Segment Gross Profit decreased $71 million, or 12%, in 2024 as compared to 2023, primarily due to lower sales volume and unfavorable net price realization, partially offset by lower operating costs including productivity benefits.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Year Ended December 31,			% Change
(In millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Selling, general and administrative expenses	$744.9	$752.6	$759.1	(1.0)%	(0.9)%
As a % of net sales	13.9%	14.0%	13.8%
2025 compared with 2024
As reported, SG&A expenses decreased $8 million in 2025 as compared to 2024. SG&A expenses were impacted by unfavorable foreign currency translation of $5 million. On a constant currency basis, SG&A expenses decreased $13 million, or 2%. The decrease in SG&A expenses was due to lower operating costs, including productivity benefits, and lower bonus and other employee benefits expense, partially offset by higher share-based incentive compensation expense and transaction-related charges associated with the pending merger.
2024 compared with 2023
As reported, SG&A expenses decreased $7 million in 2024 as compared to 2023. SG&A expenses were impacted by favorable foreign currency translation of $3 million. On a constant currency basis, SG&A expenses decreased approximately $4 million, or less than 1%. The decrease in SG&A expenses was due to productivity benefits including the CTO2Grow Program and lower expenses related to the Liquibox acquisition, including transaction and integration expenses, partially offset by higher incentive compensation and CTO2Grow Program related expenses.
Amortization Expense of Intangible Assets
Amortization expense of intangible assets for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Year Ended December 31,			% Change
(In millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Amortization expense of intangible assets	$59.5	$62.6	$62.7	(5.0)%	(0.2)%
As a % of net sales	1.1%	1.2%	1.1%
The decrease of amortization expense of intangible assets in 2025 compared with 2024 was primarily due to lower amortization of enterprise-wide capitalized software assets.
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

In August 2023, the Sealed Air Board of Directors approved the 3-year cost take-out to grow program (the “CTO2Grow Program”), which concluded as of the end of the third quarter 2025. The CTO2Grow Program aimed to improve the efficiency and effectiveness of our solutions-focused go-to-market organization, optimize our portfolio, streamline our supply chain footprint, and drive SG&A productivity. The CTO2Grow Program delivered the full annualized savings target of $160 million by year-end 2025, with the entire program budget of $160 million allocated across approved projects.
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
Interest expense, net for the years ended December 31, 2025, 2024, and 2023 was as follows:

	Year Ended December 31,			Change
(In millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Interest expense on our various debt instruments:
Term Loan A due March 2027(4)	23.7	34.8	33.4	(11.1)	1.4
Term Loan A2 due March 2027	4.7	36.9	44.7	(32.2)	(7.8)
Term Loan A due October 2030(4)	4.3	—	—	4.3	—
Revolving credit facility due March 2027	6.3	1.0	8.4	5.3	(7.4)
4.500% Senior Notes due September 2023(1)	—	—	1.7	—	(1.7)
5.125% Senior Notes due December 2024(2)	—	—	20.0	—	(20.0)
5.500% Senior Notes due September 2025(3)	—	11.1	22.5	(11.1)	(11.4)
1.573% Senior Secured Notes due October 2026	10.5	10.5	10.5	—	—
4.000% Senior Notes due December 2027	17.6	17.6	17.6	—	—
6.125% Senior Notes due February 2028(1)	49.9	49.7	45.5	0.2	4.2
5.000% Senior Notes due April 2029	21.8	21.8	21.8	—	—
7.250% Senior Notes due February 2031(2)	31.3	31.3	3.6	—	27.7
6.500% Senior Notes due July 2032(3)	26.4	13.4	—	13.0	13.4
6.875% Senior Notes due July 2033	31.2	31.2	31.2	—	—
Other interest expense(5)	47.1	41.3	29.7	5.8	11.6
Less: capitalized interest	(9.9)	(12.6)	(13.1)	2.7	0.5
Less: interest income	(46.0)	(40.4)	(14.5)	(5.6)	(25.9)
Total	$218.9	$247.6	$263.0	$(28.7)	$(15.4)

(1)On January 31, 2023, the Company issued $775 million of 6.125% senior notes due February 2028. The proceeds were used in part to finance the Liquibox acquisition and to repurchase the Company's 4.500% senior notes due September 2023. See Note 15, “Debt and Credit Facilities,” for further details.
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
(4)On October 31, 2025, the Company and certain of its subsidiaries entered into a fifth amended and restated syndicated facility agreement (the “Credit Agreement”) with Bank of America, N.A., as agent, and the other financial institutions party thereto, which amends and restates the Company existing senior secured credit facility, including the maturity of all of the credit facilities under the Credit Agreement to October 2030. See Note 15, “Debt and Credit Facilities,” for further details.
(5)Other includes expense associated with borrowings under our U.S. and European accounts receivable securitization programs, accounts receivable factoring agreements, and borrowings under various lines of credit.
Other Expense, net
Income from lease termination
During 2025, we terminated a lease with a tenant. As a result, Sealed Air received a termination fee of $7 million, which was recognized as Other income for the year ended December 31, 2025.
Impairment loss on debt and equity investments, net
Sealed Air made investments totaling approximately $9 million in another company's convertible debt. The investments were made for strategic purposes and as of December 31, 2025, Sealed Air maintains no other available-for-sale debt securities. Based on information available to Sealed Air and our current expectations of recoverability, we recorded a credit loss resulting in a $9 million impairment of the convertible debt investment for the year ended December 31, 2024.
Loss on debt redemption and refinancing activities
During 2025, we recognized a pre-tax loss of $6 million, primarily driven by the write-off of capitalized debt issuances costs associated with the incremental term loan A, which was paid off during the second quarter of 2025. See Note 15, “Debt and Credit Facilities,” for further details.
In 2024, Sealed Air issued $400 million of 6.500% senior notes due 2032. The proceeds were used to repurchase the Company’s outstanding 5.500% senior notes due 2025. We recognized a pre-tax loss of $7 million on the repurchase, primarily driven by the tender offer consideration beyond the principal amount of the notes tendered. See Note 15, “Debt and Credit Facilities,” for further details.
In 2023, Sealed Air issued $425 million of 7.250% senior notes due 2031. The proceeds were used to repurchase the Company's 5.125% Senior Notes due 2024. We recognized an $8 million pre-tax loss on such repurchase, primarily driven by the tender offer consideration beyond the principal amount of the notes tendered. Also in 2023, the Company issued $775 million of 6.125% Senior Notes due 2028. The proceeds were used in part to finance the Liquibox acquisition and to repurchase the Company's 4.500% Senior Notes due 2023. We recognized a pre-tax loss of $5 million on such repurchase, primarily driven by the tender offer consideration beyond the principal amount of the notes tendered. See Note 15, “Debt and Credit Facilities,” for further details.
See Note 24, “Other Expense, net,” for the additional components of Other expense, net.
Income Taxes
The table below shows our effective income tax rate (“ETR”):

Year Ended	Effective Tax Rate
2025	7.4%
2024	41.2%
2023	21.0%

Our ETR for the year ended December 31, 2025 was 7.4% compared to the U.S. statutory rate of 21%. The Company’s ETR was decreased by the reversal of accruals for uncertain tax positions associated with the resolution of U.S. and international tax matters and the utilization of tax credits, and increased by foreign earnings subject to higher tax rates, the establishment of a valuation allowance in Luxembourg, state income tax expense, and the impact of U.S. tax reform.
Our ETR for the year ended December 31, 2024 was 41.2% compared to the U.S. statutory rate of 21%. The Company’s ETR was increased by a write-off of a deferred tax asset associated with a legal entity restructuring, state income tax expense, and foreign earnings subject to higher tax rates, and decreased by tax credits and the removal of a valuation allowance.

Our ETR for the year ended December 31, 2023 was 21.0%, which aligned with the U.S. statutory rate of 21%. The Company’s ETR was increased by state income tax expense and foreign earnings subject to higher tax rates, and decreased by the reductions in unrecognized tax benefits and tax credits.
Our ETR depends upon the realization of our net deferred tax assets. We have deferred tax assets related to non-deductible interest, accruals not yet deductible for tax purposes, state and foreign net operating loss carryforwards and tax credits, employee benefit items, intangible assets and other items.
The IRS had proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion in settlement payments made in 2014 to resolve all current and future asbestos-related claims made against us and our affiliates in connection with a 1998 multi-step transaction (the “Cryovac transaction”) involving W.R. Grace & Co. (“Grace”) which brought the Cryovac packaging business and the former Sealed Air’s business under the common ownership of the Company, and the subsequent Grace bankruptcy, as well as certain related indemnification claims, and the resulting reduction of our U.S. federal tax liability by approximately $525 million. We reached a definitive agreement with the IRS Independent Office of Appeals to settle the matter during the fourth quarter of 2023. In the third quarter of 2025, we resolved IRS audits associated with the years 2017 through 2019. See Note 20, “Income Taxes,” for further details.
We have established valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize our deferred tax assets depends in part upon our ability to carryback any losses created by the deduction of these temporary differences, the future income from existing temporary differences, and the ability to generate future taxable income within the respective jurisdictions during the periods in which these temporary differences reverse. If we are unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Conversely, if we have sufficient future taxable income in jurisdictions where we have valuation allowances, we may be able to reduce those valuation allowances. We reported a net increase in our valuation allowance for the year ended December 31, 2025 of $37 million, primarily driven by the foreign currency translation adjustments on valuation allowances and the establishment of a valuation allowance in Luxembourg. See Note 20, “Income Taxes,” for additional information.
Tax expense for the year ended December 31, 2025 was reduced by $170 million for the reduction of unrecognized tax benefits, primarily related to the resolution of U.S. and international tax matters. Interest and penalties on uncertain tax positions are included in unrecognized tax benefit balances.
Net Income reflected in Discontinued Operations for the year ended December 31, 2025 was $64 million and is primarily the result of the reduction of uncertain tax positions associated with the resolution of U.S. tax matters.
Net Earnings from Continuing Operations
Net earnings from continuing operations for the years ended December 31, 2025, 2024, and 2023 are included in the table below:

	Year Ended December 31,			% Change
(In millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net earnings from continuing operations	$441.2	$269.5	$339.3	63.7%	(20.6)%

For 2025, net earnings were unfavorably impacted by $52 million of Special Items after tax, primarily due to:
•restructuring and other restructuring associated costs of $81 million ($65 million, net of taxes);
•Liquibox intangible amortization of $30 million ($23 million, net of taxes);
•foreign currency loss on highly inflationary economies of $15 million ($15 million, net of taxes);
•charges related to acquisition and divestiture activity of $12 million ($9 million, net of taxes), primarily related to transaction-related expenses associated with the pending merger;
•CEO severance and separation costs of $7 million ($6 million, net of taxes);
•loss on debt redemption and refinancing activities of $6 million ($4 million, net of taxes);
•accelerated share-based compensation expense of $5 million ($4 million, net of taxes); and
•other special items of $29 million ($22 million, net of taxes), including fees related to professional services and other charges directly associated with Special Items or events that are considered one-time or infrequent.

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
•Tax Special Items of $65 million, primarily due to the write-off of a deferred tax asset associated with a legal entity restructuring of $46 million and increases for accruals for uncertain tax positions;
•Liquibox intangible amortization of $30 million ($23 million, net of taxes);
•foreign currency loss on highly inflationary economies of $10 million ($10 million, net of taxes);
•impairment of debt investment of $9 million ($9 million, net of taxes);
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
Gain (Loss) on Sale of Discontinued Operations, net of tax
Gain (Loss) on sale of discontinued operations, net of tax for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Gain (Loss) on sale of discontinued operations, net of tax	$64.3	$(4.8)	$2.3
On March 25, 2017, we entered into a definitive agreement to sell our Diversey Care division and the food hygiene and cleaning business within our Food Care division (collectively, “Diversey”) for gross proceeds of $3.2 billion. The transaction was completed on September 6, 2017. The sale of Diversey qualified as discontinued operations.
During 2025, we recorded a net gain of $64 million, primarily related to the reduction of uncertain tax positions associated with the resolution of U.S. tax matters. During 2024, we recorded a net loss of $5 million related to the reversal of a deferred tax asset associated with tax-related indemnifications. During 2023, we recorded a net gain of $2 million, on the sale of discontinued operations. This gain in 2023 relates primarily to the expiration of statutes on Diversey tax-related indemnification liabilities.
Adjusted EBITDA by Segment
The Company evaluates performance of the reportable segments based on the results of each segment. One of the performance metrics used by the Company's chief operating decision maker to evaluate the performance of our reportable segments is non-GAAP Segment Adjusted EBITDA. We allocate and disclose depreciation and amortization expense to our segments, although depreciation and amortization are not included in Segment Adjusted EBITDA. We also allocate and disclose restructuring and other charges and impairment of goodwill and other intangible assets by segment, although these items are not included in Segment Adjusted EBITDA since restructuring and other charges and impairment of goodwill and other intangible assets are categorized as Special Items. The accounting policies of the reportable segments and Corporate are the same as those applied to the Consolidated Financial Statements.
See “Non-GAAP Information” for a reconciliation of GAAP net earnings from continuing operations to non-GAAP Consolidated Adjusted EBITDA from continuing operations.
The table below sets forth the Segment Adjusted EBITDA for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,			% Change
(In millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Food	$829.1	$807.7	$775.0	2.6%	4.2%
Adjusted EBITDA Margin	23.1%	22.5%	22.0%
Protective	310.4	313.5	361.8	(1.0)%	(13.3)%
Adjusted EBITDA Margin	17.6%	17.3%	18.4%
Corporate	(5.2)	(10.6)	(30.2)	(50.9)%	#
Non-GAAP Consolidated Adjusted EBITDA	$1,134.3	$1,110.6	$1,106.6	2.1%	0.4%
Adjusted EBITDA Margin	21.2%	20.6%	20.2%
#    Denotes where percentage change is not meaningful.
The following is a discussion of the factors that contributed to the change in Segment Adjusted EBITDA for the year ended December 31, 2025, compared to 2024, and the year ended December 31, 2024, compared to 2023.
Food
2025 compared with 2024
Segment Adjusted EBITDA increased $21 million in 2025 as compared to 2024. Segment Adjusted EBITDA was impacted by favorable foreign currency translation of approximately $2 million. On a constant currency basis, Segment Adjusted EBITDA increased $20 million, or 2%, in 2025 as compared to 2024 primarily due to lower operating costs, partly driven by productivity benefits, and cost reduction initiatives. These increases were partially offset by unfavorable net price realization and lower volume.
2024 compared with 2023
Segment Adjusted EBITDA increased $33 million in 2024 as compared to 2023. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $7 million. On a constant currency basis, Segment Adjusted EBITDA increased $40 million, or 5%, in 2024 as compared to 2023 primarily due to the impact of higher volume and an additional month of contributions from the Liquibox acquisition. These increases were partially offset by higher operating costs, including higher incentive compensation expense partially offset by productivity benefits from the CTO2Grow Program and unfavorable net price realization
Protective
2025 compared with 2024
Segment Adjusted EBITDA decreased $3 million in 2025 as compared to 2024. Segment Adjusted EBITDA was impacted by favorable foreign currency translation of $4 million. On a constant currency basis, Segment Adjusted EBITDA decreased $7 million, or 2%, in 2025 as compared to 2024 primarily due to unfavorable net price realization and lower volume. These decreases were partially offset mainly by lower operating costs, primarily driven by productivity benefits, and cost reduction initiatives.
2024 compared with 2023

Segment Adjusted EBITDA decreased $48 million in 2024 as compared to 2023. Segment Adjusted EBITDA was impacted by unfavorable foreign currency translation of $1 million. On a constant currency basis, Segment Adjusted EBITDA decreased $47 million, or 13%, in 2024 as compared to 2023 primarily due to the impact of lower volume and unfavorable net price realization. These decreases were partially offset by lower operating costs, driven by productivity benefits from the CTO2Grow Program.
Corporate
2025 compared with 2024
Corporate Adjusted EBITDA increased by $5 million on an as reported basis compared to 2024, primarily due to income associated with a lease termination fee and lower pension expense, partially offset by foreign currency losses in 2025 compared to foreign currency gains in 2024.
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
Liability for Unrecognized Tax Benefits
At December 31, 2025, we had liabilities for unrecognized tax benefits and related interest of $45 million that is reflected on Other non-current liabilities on our Consolidated Balance Sheets. See Note 20, “Income Taxes,” for further discussion.
Off-Balance Sheet Arrangements
We have reviewed our off-balance sheet arrangements and have determined that none of those arrangements have a material current effect or is reasonably likely to have a material future effect on our Consolidated Financial Statements, liquidity, capital expenditures or capital resources.
Income Tax Payments
We expect tax payments on our operations to be approximately $155 million in 2026. Future payments are uncertain and dependent on a number of factors including the amount of future taxable income. The results of ongoing appeals or audits by various taxing authorities, including the IRS, could increase our tax payments.
Interest Payments
Estimated future interest payments on the Company’s senior notes and senior secured credit facility through fiscal 2033 are expected to be $915 million, including $201 million expected in 2026, based on interest rates at December 31, 2025.

Contributions to Defined Benefit Pension Plans and Other Post-Employment Benefit Plans
We maintain defined benefit pension plans and other post-employment benefit plans for some of our U.S. and our non-U.S. employees. We currently expect our contributions to these plans to be approximately $10 million in 2026. Additionally, we expect benefits related to these plans paid directly by the Company to be approximately $9 million in 2026. Future contributions and benefits paid directly by the Company are uncertain and rely on a number of factors including performance of underlying assets, future cash out flows of the plans, actuarial assumptions and funding discussions with boards charged with governance for some of our international plans. Refer to Note 18, “Profit Sharing, Retirement Savings Plans, and Defined Benefit Pension Plans,” and Note 19, “Other Post-Employment Benefit Plans,” for additional information related to these plans.
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
Capital Expenditures
We expect payments for capital expenditures to be approximately $225 million in 2026.
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
As of December 31, 2025, we had cash and cash equivalents of $344 million, of which approximately $306 million, or 89%, was located outside of the U.S. We believe our U.S. cash balances and committed liquidity facilities available to U.S. borrowers are sufficient to fund our U.S. operating requirements, capital expenditures, current debt obligations, and dividends for at least the next 12 months from the date of this Annual Report. The Company does not expect that, in the near term, cash located outside of the U.S. will be needed to satisfy our obligations, dividends and other demands for cash in the U.S. Of the cash balances located outside of the U.S., approximately $30 million are in the Company's subsidiaries in Russia and Ukraine. We have no other material cash balances deemed to be trapped as of December 31, 2025.

Cash and Cash Equivalents
The following table summarizes our accumulated cash and cash equivalents:

	December 31,
(In millions)	2025	2024
Cash and cash equivalents	$344.0	$371.8
See “Analysis of Historical Cash Flow” below.
Accounts Receivable Securitization Programs
At December 31, 2025, we had total availability of $199 million and total utilization of $144 million under our U.S. and European accounts receivable securitization programs. At December 31, 2024, we had $133 million available to us and $133 million of outstanding borrowings under the U.S. and European accounts receivable securitization programs.
Our European trade receivable securitization program represents borrowings secured by outstanding customer receivables. Therefore, the use and repayment of borrowings under such program are classified as financing activities in our Consolidated Statements of Cash Flows. We do not recognize the cash flow within operating activities until the underlying invoices have been paid by our customer. The trade receivables that serve as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Consolidated Balance Sheets.
Historically, our U.S. trade receivable securitization program was accounted for as secured borrowings, as the arrangements did not meet the criteria for sale accounting. Accordingly, proceeds received and repayments made under these programs were classified as financing activities in our Consolidated Statements of Cash Flows. Cash flows were not reflected in operating activities until the underlying customer invoices were collected. The trade receivables pledged as collateral for these borrowings were reclassified from Trade receivables, net to Prepaid expenses and other current assets on our Consolidated Balance Sheets.
In December 2025, we terminated our prior U.S. securitization program and entered into a new securitization arrangement that qualifies for off‑balance sheet treatment, with the transfers of trade receivables now being accounted for as sales. Accordingly, proceeds received are reported within operating activities in our Consolidated Statements of Cash Flows, and the transferred receivables are derecognized from the Consolidated Balance Sheets. See Note 10, “Accounts Receivable Securitization Programs,” for further details.
Accounts Receivable Factoring Agreements
We account for our participation in our customers' supply chain financing arrangements and our trade receivable factoring program in accordance with ASC Topic 860, “Transfers and Servicing” (“ASC Topic 860”), which allows the ownership transfer of accounts receivable to qualify for true-sale treatment when the appropriate criteria are met. As such, the Company excludes the balances sold under such programs from Trade receivables, net on the Consolidated Balance Sheets. We recognize cash flow from operating activities at the point the receivables are sold under such programs. See Note 11, “Accounts Receivable Factoring Agreements,” for further details.
Gross amounts received under these programs for the year ended December 31, 2025 were $629 million, of which $136 million was received in the fourth quarter. Gross amounts received under these programs for the year ended December 31, 2024 were $722 million, of which $187 million was received in the fourth quarter. If these programs had not been in effect for the year ended December 31, 2025, we would have been required to collect the invoice amounts directly from the relevant customers in accordance with the agreed payment terms. Approximately $151 million in incremental trade receivables would have been outstanding at December 31, 2025 if collection on such invoice amounts were made directly from our customers on the invoice due date and not through our customers' supply chain financing arrangements or the off-balance sheet U.S. securitization program.
The decline in gross amounts factored from 2024 to 2025 primarily reflects the termination of our trade receivable factoring program upon entering into a new off‑balance sheet U.S. securitization program, as well as reduced utilization of certain customers’ supply chain financing arrangements during 2025.
Lines of Credit
At December 31, 2025 and 2024, we had a $1 billion revolving credit facility, with $1 billion available at December 31, 2025 and 2024, as part of our senior secured credit facility. We had no outstanding borrowings under the facility at December 31,

2025 and 2024. At December 31, 2025 and 2024, we had $6 million and $8 million outstanding under various lines of credit extended to our subsidiaries. See Note 15, “Debt and Credit Facilities,” for further details.
Covenants
At December 31, 2025, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” within Note 15, “Debt and Credit Facilities,” which require us, among other things, to maintain a maximum leverage ratio of debt to EBITDA of 4.50 to 1.00. At December 31, 2025, as calculated under the covenant, our leverage ratio was 2.95 to 1.00. We expect to be in continued compliance with our debt covenants, including the covenant leverage ratio, over the next 12 months.
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
At December 31, 2025 and 2024, our accounts payable balances included $147 million and $161 million, respectively, related to invoices from suppliers participating in the programs. The cumulative amounts settled through the supply chain financing programs for the year ended December 31, 2025 were $443 million, compared to $470 million for the year ended December 31, 2024. See Note 12, “Supply Chain Financing Programs,” for further details.
Debt Ratings
Our cost of capital and ability to obtain external financing may be affected by our debt ratings, which the credit rating agencies review periodically. Below is a table that details our credit ratings by the various types of debt by rating agency.

	Moody’s Ratings	Standard & Poor’s
Corporate Rating	Ba1	BB+
Senior Unsecured Rating	Ba2	BB+
Senior Secured Rating	Baa2	BBB-
Outlook	Under Review	Watch Neg
Following the announcement of the CD&R acquisition on November 17, 2025, Standard & Poor's placed the Company on CreditWatch with negative implication and Moody's placed the Company's ratings under review for possible downgrade. As of December 31, 2025, there has been no effective change to our credit ratings.
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
Outstanding Indebtedness
At December 31, 2025 and 2024, our total debt outstanding and our non-GAAP net debt consisted of the amounts set forth in the following table.

	December 31,
(In millions)	2025	2024
Short-term borrowings	$99.6	$140.5
Current portion of long-term debt	625.2	64.6
Total current debt	724.8	205.1
Total long-term debt, less current portion(1)	3,284.9	4,198.8
Total debt	4,009.7	4,403.9
Less: Cash and cash equivalents	(344.0)	(371.8)
Non-GAAP net debt	$3,665.7	$4,032.1

(1)    Amounts are net of unamortized discounts and debt issuance costs of $22 million and $32 million as of December 31, 2025 and 2024, respectively.
See Note 15, “Debt and Credit Facilities,” for further details.
Analysis of Historical Cash Flow
The following table shows the changes in our Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,			Change
(In millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net cash provided by operating activities	$628.0	$728.0	$516.2	$(100.0)	$211.8
Net cash used in investing activities	(133.6)	(232.5)	(1,378.2)	98.9	1,145.7
Net cash (used in) provided by financing activities	(567.6)	(432.8)	755.7	(134.8)	(1,188.5)
Effect of foreign currency exchange rate changes on cash and cash equivalents	46.7	(37.0)	(3.7)	83.7	(33.3)
In addition to net cash from operating activities, we use free cash flow as a useful measure of performance and an indication of the strength and ability of our operations to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under GAAP. Therefore, free cash flow should not be considered a substitute for net income or cash flow data prepared in accordance with GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, as certain debt servicing requirements or other non-discretionary expenditures are not deducted from this measure. We historically have generated the majority of our annual free cash flow in the second half of the year. Below are the details of non-GAAP free cash flow for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,			Change
(In millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Cash flow provided by operating activities	$628.0	$728.0	$516.2	$(100.0)	$211.8
Capital expenditures	(169.5)	(220.2)	(244.2)	50.7	24.0
Non-GAAP free cash flow	$458.5	$507.8	$272.0	$(49.3)	$235.8
Operating Activities
2025 vs. 2024
Net cash provided by operating activities was $628 million during 2025, as compared to $728 million during 2024.
The decrease in cash flow from operating activities was primarily driven by other assets and liabilities which unfavorably impacted cash flow by $190 million compared to 2024 largely due to the reversal of accruals for uncertain tax positions in the U.S. associated with the resolution of an IRS audit and the resolution of certain previous years' international tax matters. Incentive compensation had an unfavorable impact due to higher cash payments made during the first quarter of 2025, as compared to the prior year, coupled with a lower accrual as of December 31, 2025, as compared to the prior year.
Income taxes had a $110 million unfavorable indirect cash flow impact driven by higher tax payments made in 2025 compared to 2024, which includes the impact of a $54 million refund received from the IRS in the fourth quarter of 2024, which related to deposits made in 2023 to resolve prior-year tax matters.
There was a higher net cash used by our working capital accounts (inventories, trade receivables and accounts payable), which was $16 million unfavorable in 2025 compared to 2024. Accounts payable was unfavorable by $57 million compared to 2024, mainly due to unfavorable changes to certain vendors' payment terms and raw material price deflation. The unfavorable cash flow impact of accounts payable was partially offset by trade receivables and inventory. The impact of trade receivables on cash flow from operating activities was favorable by $31 million compared to 2024, as a result of the utilization of our accounts receivable factoring and off-balance sheet U.S. securitization program and timing of collections. Inventory was favorable by $11 million compared to 2024, primarily due to the inventory reduction efforts actioned in 2025.
This was partially offset by higher net earnings and adjustments to reconcile net earnings to net cash provided by operating activities (“non-cash adjustments”) in 2025 compared to the same period in 2024. Net earnings plus non-cash adjustments was a source of cash of $884 million in the year ended December 31, 2025 compared to $615 million in 2024.
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
Investing Activities
2025 vs. 2024
Net cash used in investing activities was $134 million during 2025, compared to net cash used in investing activities of $233 million during 2024.
The decrease in net cash used in investing activities was largely due to a lower use of cash for capital expenditures which were $51 million lower in 2025 as compared to the prior year. In addition, there was a source of cash from the settlement of foreign currency contracts of $31 million in 2025 as compared to a use of $20 million in 2024.
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

Financing Activities
2025 vs. 2024
Net cash used in financing activities was $568 million during 2025, compared to net cash used in financing activities of $433 million during 2024.
The increase in net cash used in financing activities was primarily due to debt related activities, which was a $425 million use of cash during 2025 compared to a use of cash of $297 million during 2024. During 2025, we paid off the remaining $253 million of debt related to the incremental Term Loan A and made $124 million in principal payments on Term Loan A. In addition, we paid off $50 million in short-term borrowings associated with the previous U.S. securitization program, which was terminated and replaced with a new U.S. securitization program that qualifies for off-balance sheet treatment.
There were no share repurchases during 2025 and 2024.
2024 vs. 2023
Net cash used in financing activities was $433 million during 2024, compared to net cash provided by financing activities of $756 million during 2023.
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
There were no share repurchases during 2024, compared to $80 million in the prior year.
Changes in Working Capital

	December 31,
(In millions, except on ratios)	2025		2024		Change
Working capital (current assets less current liabilities)	$(181.9)		$256.3		$(438.2)
Current ratio (current assets divided by current liabilities)	0.9	x	1.2	x
Quick ratio (current assets, less inventories divided by current liabilities)	0.6	x	0.7	x

The $438 million decrease in working capital in 2025 compared with 2024 was primarily due to the following:
•increase in current portion of long-term debt of $561 million, primarily due to the reclassification of the Senior Secured Notes due October 2026;
•decrease in other receivables of $39 million;
•decrease in prepaid expenses and other current assets of $31 million; and
•decrease in cash and cash equivalents of $28 million.
The decreases in working capital were partially offset by:
•increase in trade receivable, net of $79 million, primarily due to the utilization of factoring and timing of collections;
•decrease in short-term borrowings of $41 million, primarily due to the termination of our previous U.S. Accounts Receivable Securitization Program during the fourth quarter of 2025;
•decrease in income tax payable of $33 million;
•increase in income tax receivables of $32 million;
•increase in inventories, net of $15 million, primarily due to favorable foreign currency translation, partially offset by our continued inventory reduction efforts;

•decrease in other current liabilities of $10 million, primarily due to the decrease in uncertain tax positions due to the resolution of certain previous years' international tax matters; and
•decrease in accrued restructuring costs of $9 million, primarily related to the concluded CTO2Grow Program.
Changes in Stockholders’ Equity
The $613 million increase in stockholders’ equity in 2025 compared with 2024 was due to:
•net earnings of $506 million;
•Cumulative Translation Adjustment gain of approximately $208 million;
•the effect of share-based incentive compensation of $27 million, including the impact of share-based compensation expense and netting of shares to cover the employee tax withholding amounts;
•stock issued for profit sharing contribution paid in stock of $26 million; and
•a net increase in Accumulated other comprehensive loss (“AOCL”) of $7 million on unrecognized pension items due primarily to market conditions impacting actuarial assumptions as of our annual pension valuation date.
These increases were partially offset by:
•dividends paid on our common stock and dividend equivalent accruals related to unvested equity awards of $120 million; and
•unrealized losses on derivative instruments of $40 million.
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
Foreign Currency Forward Contracts
At December 31, 2025, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
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
Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements
We are subject to recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 2, “Summary of Significant Accounting Policies and Recently Adopted and Issued Accounting Standards,”

which is contained in the Notes to Consolidated Financial Statements, describes these new accounting standards and is incorporated herein by reference.
Critical Accounting Policies and Estimates
Our discussion and analysis of our consolidated financial condition and results of operations are based upon our Consolidated Financial Statements, which are prepared in accordance with GAAP. The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.
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
We believe the following accounting policies are critical to understanding our consolidated results of operations and affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. The critical accounting policies discussed below should be read together with our significant accounting policies set forth in Note 2, “Summary of Significant Accounting Policies and Recently Adopted and Issued Accounting Standards.”
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
A reporting unit is the operating segment, or one level below the operating segment (a “component”). A component of an operating segment may be the reporting unit if the component constitutes a business for which discrete financial information is prepared and regularly reviewed by segment management and the component has economic characteristics that are different from the economic characteristics of the other components of the operating segment.
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
The Company performed a qualitative assessment of goodwill by reporting unit as of October 1, 2025. Based on our qualitative assessment, we believe it is more likely than not that the fair value of each of our reporting units sufficiently exceeds the carrying value. As part of our analysis, we performed a look back over the key assumptions impacting the quantitative test performed in 2023, including forecasted operating results and discount rates.
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

In the fourth quarter of 2024, we performed a qualitative assessment and in the fourth quarter of 2023, we performed a quantitative assessment for our annual impairment test. No indication of goodwill impairment was identified in 2024 or 2023.
See Note 9, “Goodwill and Identifiable Intangible Assets, net,” for details of our goodwill balances as of 2025, 2024, and 2023.
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
At December 31, 2025, the total projected benefit obligation for our U.S. pension plan was $126 million, and the total benefit cost for the year ended December 31, 2025 was $1 million. At December 31, 2025, the total projected benefit obligation for our international pension plans was $502 million, and the total benefit cost for the year ended December 31, 2025 was $3 million. The employer service cost of our pension plans is charged to Cost of sales and Selling, general and administrative expenses. All other components of periodic benefit income or cost are recorded to Other expense, net.
Material changes to the principal assumptions could have a material impact on the costs, and the value of assets or liabilities recognized on our Consolidated Financial Statements. A 25 basis point change in the assumed discount rate and a 100 basis point change in the expected long-term rate of return on plan assets would have resulted in the following (decreases) increases in the projected benefit obligation at December 31, 2025 and the expected net periodic benefit cost for the year ending December 31, 2026:

United States	25 Basis Point Increase (In millions)	25 Basis Point Decrease (In millions)
Discount Rate
Effect on 2025 projected benefit obligation	$(2.4)	$2.5
Effect on 2026 expected net periodic benefit cost	—	(0.1)
	100 Basis Point Increase (In millions)	100 Basis Point Decrease (In millions)
Return on Assets
Effect on 2026 expected net periodic benefit cost	$(1.1)	$1.1

International	25 Basis Point Increase (In millions)	25 Basis Point Decrease (In millions)
Discount Rate
Effect on 2025 projected benefit obligation	$(13.3)	$14.2
Effect on 2026 expected net periodic benefit cost	—	—
	100 Basis Point Increase (In millions)	100 Basis Point Decrease (In millions)
Return on Assets
Effect on 2026 expected net periodic benefit cost	$(4.6)	$4.6
During the fourth quarter of 2021, the Company purchased a buy-in insurance contract which covered the remaining portion of the liability for one of our defined benefit pension plans in the UK. The total projected benefit obligation of the plan is $8 million. The projected benefit obligation was developed using actuarial assumptions that would be used in a plan termination or buy-out basis. Under a full buy-out, the liabilities are fully transferred to an insurance or annuity provider and Sealed Air would no longer maintain the liability or administrative responsibilities. We are in the process of executing a full buy-out of the plan and now expect the transaction to be completed in 2026 or 2027. As of December 31, 2025, the fair value of the assets for this plan matched the projected benefit obligation and there was no material net balance sheet position for this plan. The plan has accumulated comprehensive losses of $6 million ($5 million, net of tax), recorded within AOCL in Stockholders' equity on our Consolidated Balance Sheets as of December 31, 2025. Upon plan termination or full buy-out, the accumulated comprehensive loss would be recognized to Other expense, net within the Consolidated Statements of Operations.
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
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. At December 31, 2025, we had no outstanding interest rate swaps, collars or options.
The information set forth in Note 16, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps,” is incorporated herein by reference.
See Note 17, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $60 million in the fair value of the total debt balance at

December 31, 2025. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
Argentina
Economic and political events in Argentina have exposed us to heightened levels of foreign currency exchange risks and the fluctuations in foreign exchange rates on the Argentine peso continue to impact our financial results. As of July 1, 2018, Argentina was designated as a highly inflationary economy. For the years ended December 31, 2025, 2024, and 2023, we recognized remeasurement losses of $15 million, $10 million, and $23 million, respectively, within Other expense, net on the Consolidated Statements of Operations, related to the designation of Argentina as a highly inflationary economy under GAAP. See Note 2, “Summary of Significant Accounting Policies and Recently Adopted and Issued Accounting Standards,” for additional information. As of December 31, 2025, approximately 1% of our consolidated net sales were derived from our products sold in Argentina and net assets include $20 million of cash and cash equivalents domiciled in Argentina. Also, as of December 31, 2025, our Argentina subsidiary had cumulative translation losses of $22 million.
Russia
Recent fluctuations of the ruble have exposed us to heightened levels of foreign currency exchange risks. As of December 31, 2025, approximately 2% of our consolidated net sales were derived from products sold in Russia. Assets include $27 million of cash and cash equivalents domiciled in Russia. Also, as of December 31, 2025, our Russia subsidiary had cumulative translation losses of $37 million.
Impact of Inflation and Currency Fluctuation
Economic and political events in certain countries have exposed us to heightened levels of inflation and foreign currency exchange risks. The effects of these could adversely impact our financial condition and results of operations. See Note 2, “Summary of Significant Accounting Policies and Recently Adopted and Issued Accounting Standards,” for details regarding the impact of inflation and currency fluctuation. Also, for a discussion of our risk factors, please refer to Part I, Item 1A, “Risk Factors.”
Foreign Currency Forward Contracts
We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at December 31, 2025 would have caused us to pay approximately $50 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.
Our foreign currency forward contracts are described in Note 16, “Derivatives and Hedging Activities,” which is incorporated herein by reference.
Net Investment Hedge
In February 2023, we repaid the €400 million of 4.500% senior notes issued in June 2015, which were previously designated as a net investment hedge against the foreign currency exposure of a portion of our net investment in a certain Euro-functional currency subsidiaries.
During the first quarter of 2023 and second quarter of 2025, we entered into a series of cross-currency swaps with a combined notional amount of $433 million and $452 million, respectively. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. The maturity dates for the cross-currency swaps entered into in the first quarter of 2023 and second quarter of 2025 are February 1, 2028 and February 15, 2029, respectively. For the years ended December 31, 2025, 2024, and 2023, we recognized $8 million, $3 million and $3 million, respectively, of interest income related to these contracts, which is reflected within Interest expense, net on the Consolidated Statements of Operations.
For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, settlements and changes in fair values of the derivative instruments are recognized in Unrealized gains or losses on derivative instruments for net investment hedges, a component of AOCL, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in Other expense, net on the Consolidated Statements of Operations.
Other Derivative Instruments
We may use other derivative instruments from time to time to manage exposure to foreign exchange rates and to access international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency.
Outstanding Debt
Our outstanding debt is generally denominated in the functional currency of the borrower subsidiary based on the location of its operations. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The U.S. dollar equivalent amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $168 million and $145 million at December 31, 2025 and 2024, respectively.
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
Pensions
Many of our U.S. and International defined benefit pension plans are invested in assets which will be used to cover future benefit payments. Assets may include investments in mutual funds, collective investment trusts, index funds, corporate bonds, government-backed bonds and insurance contracts or annuity “buy-ins.” The assets include both return seeking assets and liability-hedging assets. As the population of the plan participants age and future cash flows become more certain, we undertake asset de-risking initiatives, including the purchase of buy-in contracts, particularly in the UK. These investments provide a stream of income equal to future benefit payments for pre-defined groups of participants; however, the Company maintains the primary liability for the projected benefit obligation related to these groups. As of December 31, 2025 and 2024, buy-in contracts represented $97 million, or 17%, and $95 million, or 17%, of the Company's total plan assets, respectively. Additionally, our plan assets may, from time to time, be invested in assets designed to diversify the investment portfolio and protect against equity market movements. Some of these assets may only be redeemed on a quarterly basis. As of December 31, 2025 and 2024, equity diversifying assets represented $79 million, or 14%, and $72 million, or 13%, of the Company's total plan assets, respectively. Other than the buy-in contracts and equity diversifiers noted above, we believe that our plan assets are highly liquid and may be readily redeemed to cover necessary plan payments. There is a high degree of predictability of payments made from our defined benefit plans.
Based upon the annual valuation of our defined benefit pension plans at December 31, 2025, we expect net periodic benefit cost to be approximately $2 million in 2026. See Note 18, “Profit Sharing, Retirement Savings Plans, and Defined Benefit Pension Plans,” for further details on our defined benefit pension plans.

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
Sealed Air Corporation

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Sealed Air Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sealed Air Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Certain Products, Services and Equipment, and Systems Revenue
As described in Notes 2 and 3 to the consolidated financial statements, the Company derives revenue from contracts with customers recognized from the sale of its products, services and equipment, and systems. Revenue from contracts with customers, net of rebates and other allowances, is recognized using a five-step model consisting of the following: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation. The time when a performance obligation is satisfied and the time when billing and payment occur are generally closely aligned, subject to agreed payment terms. For the year ended December 31, 2025, the Company’s total revenue was $5,359.8 million, of which the majority relates to certain products, services and equipment and systems revenue.
The principal consideration for our determination that performing procedures relating to revenue recognition for certain products, services and equipment, and systems revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue upon transfer of control of the related goods to the customer. These procedures also included, among others (i) for certain products, services and equipment, and systems revenue transactions for a geographic region (a) testing the completeness and accuracy of certain data provided by management and (b) agreeing certain information between the sales order and related delivery document and billing document in the system, and where applicable, obtaining and inspecting source documents, such as purchase orders, invoices, and proof of shipment or delivery; (ii) for certain products, services and equipment, and systems revenue transactions for other geographic regions, testing revenue recognized for a sample of certain products, services and equipment, and systems revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery, and subsequent cash receipts; and (iii) for certain products, services and equipment, and systems revenue transactions for all geographic regions testing a sample of sales return transactions by obtaining and inspecting source documents, such as support for the nature of the return, amount, and agreement with the customer.
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 2, 2026

We have served as the Company’s auditor since 2019.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(In USD millions, except share and per share amounts)	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$344.0	$371.8
Trade receivables, net of allowance for credit losses of $11.6 in 2025 and $12.6 in 2024	522.2	443.1
Income tax receivables	57.3	25.0
Other receivables	96.5	135.9
Inventories, net of inventory reserves of $51.0 in 2025 and $45.4 in 2024 (Note 7)	737.0	722.2
Prepaid expenses and other current assets	162.5	193.8
Total current assets	1,919.5	1,891.8
Property and equipment, net (Note 8)	1,423.1	1,397.9
Goodwill (Note 9)	2,900.8	2,878.5
Identifiable intangible assets, net (Note 9)	333.3	381.6
Deferred taxes	70.0	112.0
Operating lease right-of-use-assets (Note 4)	82.4	98.0
Other non-current assets	283.7	262.3
Total assets	$7,012.8	$7,022.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings (Note 15)	$99.6	$140.5
Current portion of long-term debt (Note 15)	625.2	64.6
Current portion of operating lease liabilities (Note 4)	30.1	29.7
Accounts payable	769.4	771.0
Accrued restructuring costs (Note 13)	33.3	42.6
Income tax payable	20.1	53.3
Other current liabilities (Note 14)	523.7	533.8
Total current liabilities	2,101.4	1,635.5
Long-term debt, less current portion (Note 15)	3,284.9	4,198.8
Long-term operating lease liabilities, less current portion (Note 4)	60.3	74.8
Deferred taxes	41.6	26.1
Other non-current liabilities (Note 14)	287.1	462.4
Total liabilities	5,775.3	6,397.6
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2025 and 2024	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 155,307,121 in 2025 and 154,610,375 in 2024; shares outstanding: 147,252,812 in 2025 and 145,731,673 in 2024 (Note 22)	15.5	15.5
Additional paid-in capital	1,461.1	1,445.7
Retained earnings	1,029.4	643.4
Common stock in treasury, 8,054,309 shares in 2025 and 8,878,702 shares in 2024 (Note 22)	(366.6)	(404.2)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(135.3)	(141.8)
Cumulative translation adjustment	(709.3)	(917.1)
Unrealized net losses on net investment hedges	(58.0)	(20.7)
Unrealized net gains on cash flow hedges	0.7	3.7
Total accumulated other comprehensive loss, net of taxes (Note 23)	(901.9)	(1,075.9)
Total stockholders’ equity	1,237.5	624.5
Total liabilities and stockholders’ equity	$7,012.8	$7,022.1
See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
(In USD millions, except per share amounts)	2025	2024	2023
Net sales	$5,359.8	$5,392.6	$5,488.9
Cost of sales	3,763.0	3,767.5	3,847.6
Gross profit	1,596.8	1,625.1	1,641.3
Selling, general and administrative expenses	744.9	752.6	759.1
Loss on disposal of long-lived assets and businesses, net	(26.8)	(16.2)	(49.3)
Amortization expense of intangible assets	59.5	62.6	62.7
Restructuring charges (Note 13)	39.9	57.8	15.6
Operating profit	725.7	735.9	754.6
Interest expense, net	(218.9)	(247.6)	(263.0)
Other expense, net (Note 24)	(30.3)	(29.9)	(61.9)
Earnings before income tax provision	476.5	458.4	429.7
Income tax provision (Note 20)	35.3	188.9	90.4
Net earnings from continuing operations	441.2	269.5	339.3
Gain (Loss) on sale of discontinued operations, net of tax	64.3	(4.8)	2.3
Net earnings	$505.5	$264.7	$341.6
Basic:
Continuing operations	$3.00	$1.85	$2.35
Discontinued operations	0.44	(0.03)	0.02
Net earnings per common share - basic (Note 25)	$3.44	$1.82	$2.37
Diluted:
Continuing operations	$2.99	$1.84	$2.34
Discontinued operations	0.44	(0.03)	0.02
Net earnings per common share - diluted (Note 25)	$3.43	$1.81	$2.36
Weighted average number of common shares outstanding: (Note 25)
Basic	146.9	145.5	144.4
Diluted	147.5	146.0	144.9

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2025			2024			2023
(In USD millions)	Gross	Taxes	Net	Gross	Taxes	Net	Gross	Taxes	Net
Net earnings			$505.5			$264.7			$341.6
Other comprehensive income (loss):
Unrecognized pension items	$8.3	$(1.8)	6.5	$7.8	$(3.2)	4.6	$(24.9)	$4.8	(20.1)
Unrealized (losses) gains on derivative instruments for net investment hedge	(49.7)	12.4	(37.3)	23.2	(5.8)	17.4	(26.4)	6.6	(19.8)
Unrealized (losses) gains on derivative instruments for cash flow hedge	(4.3)	1.3	(3.0)	5.8	(1.7)	4.1	(5.1)	1.4	(3.7)
Foreign currency translation adjustments	207.8	—	207.8	(146.5)	—	(146.5)	66.9	—	66.9
Other comprehensive income (loss)	$162.1	$11.9	174.0	$(109.7)	$(10.7)	(120.4)	$10.5	$12.8	23.3
Comprehensive income, net of taxes			$679.5			$144.3			$364.9
See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

(In USD millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Stockholders’ Equity
Balance at December 31, 2022	$23.3	$2,155.3	$3,163.4	$(4,019.1)	$(978.8)	$344.1
Effect of share-based incentive compensation	0.1	12.7	—	—	—	12.8
Retirement of treasury shares	(8.0)	(739.4)	(2,892.4)	3,639.8	—	—
Stock issued for profit sharing contribution paid in stock	—	0.9	—	23.0	—	23.9
Repurchases of common stock	—	—	—	(80.1)	—	(80.1)
Unrecognized pension items, net of taxes	—	—	—	—	(20.1)	(20.1)
Foreign currency translation adjustments	—	—	—	—	66.9	66.9
Unrealized losses on derivative instruments, net of taxes	—	—	—	—	(23.5)	(23.5)
Net earnings	—	—	341.6	—	—	341.6
Dividends on common stock ($0.80 per share)	—	—	(116.1)	—	—	(116.1)
Balance at December 31, 2023	$15.4	$1,429.5	$496.5	$(436.4)	$(955.5)	$549.5
Effect of share-based incentive compensation	0.1	23.0	—	—	—	23.1
Stock issued for profit sharing contribution paid in stock	—	(6.8)	—	32.2	—	25.4
Unrecognized pension items, net of taxes	—	—	—	—	4.6	4.6
Foreign currency translation adjustments	—	—	—	—	(146.5)	(146.5)
Unrealized gains on derivative instruments, net of taxes	—	—	—	—	21.5	21.5
Net earnings	—	—	264.7	—	—	264.7
Dividends on common stock ($0.80 per share)	—	—	(117.8)	—	—	(117.8)
Balance at December 31, 2024	$15.5	$1,445.7	$643.4	$(404.2)	$(1,075.9)	$624.5
Effect of share-based incentive compensation	—	26.7	—	—	—	26.7
Stock issued for profit sharing contribution paid in stock	—	(11.3)	—	37.6	—	26.3
Unrecognized pension items, net of taxes	—	—	—	—	6.5	6.5
Foreign currency translation adjustments	—	—	—	—	207.8	207.8
Unrealized losses on derivative instruments, net of taxes	—	—	—	—	(40.3)	(40.3)
Net earnings	—	—	505.5	—	—	505.5
Dividends on common stock ($0.80 per share)	—	—	(119.5)	—	—	(119.5)
Balance at December 31, 2025	$15.5	$1,461.1	$1,029.4	$(366.6)	$(901.9)	$1,237.5
 See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In USD millions)	2025	2024	2023
Net earnings	$505.5	$264.7	$341.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	243.6	240.9	233.4
Share-based incentive compensation	39.5	31.6	33.0
Profit sharing expense	24.6	26.4	25.4
Loss on debt redemption and refinancing activities	5.8	6.8	13.2
Impairment of debt investment	—	8.5	—
Provision for allowance for credit losses on trade receivables	1.1	1.3	3.1
Provisions for inventory obsolescence	22.7	18.6	18.3
Deferred taxes, net	73.3	(16.4)	(27.8)
Net (gain) loss on disposal/sale of businesses	(64.3)	4.8	52.5
Other non-cash items	31.7	27.3	25.2
Changes in operating assets and liabilities:
Trade receivables, net	(2.8)	(34.1)	73.4
Inventories, net	6.2	(4.3)	136.0
Income tax receivable/payable	(64.3)	45.6	(0.4)
Accounts payable	(29.3)	28.1	(122.8)
Tax refunds (payments and deposits) to resolve certain prior years' tax matters	—	54.0	(195.0)
Other assets and liabilities	(165.3)	24.2	(92.9)
Net cash provided by operating activities	$628.0	$728.0	$516.2
Cash flows from investing activities:
Capital expenditures	$(169.5)	$(220.2)	$(244.2)
Proceeds related to sale of businesses and property and equipment, net	0.3	1.0	10.2
Businesses acquired in purchase transactions, net of cash acquired	—	4.2	(1,160.7)
(Payments) Proceeds associated with debt, equity, and equity method investments	(0.6)	(1.1)	2.8
Proceeds from cross-currency swaps	5.3	3.1	1.6
Settlement of foreign currency forward contracts	30.9	(19.5)	12.1
Net cash used in investing activities	$(133.6)	$(232.5)	$(1,378.2)
Cash flows from financing activities:
Net (payments) proceeds of short-term borrowings	$(51.6)	$5.2	$131.6
Proceeds from long-term debt	15.4	416.2	1,833.4
Payments of long-term debt	(383.0)	(710.5)	(958.4)
Dividends paid on common stock	(119.2)	(118.0)	(117.9)
Repurchases of common stock	—	—	(79.9)
Payments for debt modification/extinguishment costs and other	(5.8)	(7.6)	(22.3)
Impact of tax withholding on share-based compensation	(13.6)	(9.9)	(21.8)
Principal payments related to financing leases	(9.8)	(8.2)	(9.0)
Net cash (used in) provided by financing activities	$(567.6)	$(432.8)	$755.7
Effect of foreign currency exchange rate changes on cash and cash equivalents	$46.7	$(37.0)	$(3.7)

Cash, cash equivalents, and restricted cash, beginning of period	$371.8	$346.1	$456.1
Net change during the period	(26.5)	25.7	(110.0)
Cash, cash equivalents, and restricted cash, end of period	$345.3	$371.8	$346.1

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$268.5	$284.1	$265.2
Restructuring payments including associated costs	$79.8	$58.1	$19.2

Non-cash items:
Transfers of shares of common stock from treasury for profit-sharing plan contributions	$26.3	$25.4	$23.9
Accrued capital expenditures	$32.4	$33.0	$33.0
See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1 Organization and Nature of Operations
We are a leading global provider of packaging solutions that integrate sustainable, high-performance materials, automation, equipment, and services. Sealed Air Corporation designs, manufactures, and delivers packaging solutions that preserve food, protect goods, and automate packaging processes. We deliver our packaging solutions to an array of end markets including fresh proteins, foods, fluids and liquids, medical and life science, e-commerce retail, logistics and omnichannel fulfillment operations, and industrials.
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
Pending Merger
On November 16, 2025, the Company entered into the Merger Agreement to be acquired by affiliates of CD&R, a private investment firm with experience in the industrial and packaging sectors. Under the terms of the agreement, CD&R will acquire the Company for a total purchase price of $10.3 billion, to be paid in cash. Each share of the Company's common stock issued and outstanding immediately prior to the closing of the transaction will be entitled to receive $42.15 in cash per share. The transaction, which was unanimously approved by the Company’s Board of Directors and was adopted by Sealed Air's stockholders at a special meeting on February 25, 2026, is currently expected to close in mid-2026, subject to regulatory clearances and the satisfaction of other customary closing conditions. Upon the completion of the transaction, the Company will become a privately held company and its shares of common stock will no longer be listed on any public markets.
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
Use of Estimates
The preparation of our Consolidated Financial Statements and related disclosures in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include, among other items, assessing the expected credit losses of receivables, asset retirement obligations, the use and recoverability of inventory, the estimation of fair value of financial instruments, assumptions used in the calculation of income taxes, useful lives and recoverability of tangible assets and goodwill and other intangible assets, assumptions used in our defined benefit pension plans and other post-employment benefit plans, estimates related to self-insurance such as the aggregate liability for uninsured claims using historical experience, insurance and actuarial estimates and estimated trends in claim values, fair value measurement of assets, costs for incentive compensation, and accruals for commitments and contingencies. We review these estimates and assumptions periodically using historical experience and other factors and reflect the effects of any revisions in the Consolidated Financial Statements in the period we determine any revisions to be necessary. Actual results could differ from these estimates.
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
Impact of Highly Inflationary Economy: Argentina
Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. As of July 1, 2018, Argentina was designated as a highly inflationary economy under GAAP, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiary in Argentina. All Argentine peso-denominated monetary assets and liabilities were remeasured into U.S. dollars using the current exchange rate available to us. The impact of any changes in the exchange rate are reflected in within Other expense, net on the Consolidated Statements of Operations. For the years ended December 31, 2025, 2024, and 2023, the Company recorded remeasurement losses of $15.1 million, $9.9 million, and $23.1 million, respectively, related to our subsidiary in Argentina. The exchange rate as of December 31, 2025, 2024, and 2023 was 1,453.2; 1,030.7; and 808.0, respectively.
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
Research and Development
We expense research and development costs as incurred. Research and development costs were $81.9 million in 2025, $93.4 million in 2024, and $96.9 million in 2023.
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
We record share-based compensation awards exchanged for employee services at fair value on the date of grant and record the expense for these awards in Cost of sales and in Selling, general and administrative expenses, as applicable, on our Consolidated Statements of Operations over the requisite employee service period. We consider the impact that material, non-public information may have on the fair value of our share-based incentive awards. As of December 31, 2025, there are no outstanding awards with values that have been adjusted in light of material, non-public information. Share-based incentive compensation expense, which includes an estimate for forfeitures and a factor for anticipated achievement levels, is generally recognized over the expected term of the award on a straight-line basis. The Company accelerates expense on performance-based awards using a graded vesting schedule for employees who meet retirement eligibility requirements prior to the end of the award’s service period. For performance-based awards, the Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable. For performance awards with market-based conditions, the fair value of the award is determined at the grant date and is recognized at 100% over the performance period regardless of actual market condition performance in accordance with ASC 718.
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
Cash, Cash Equivalents, and Restricted Cash
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
Restricted cash includes cash whereby the Company’s ability to use the funds at any time is contractually limited or is generally designated for specific purposes arising out of certain contractual or other obligations. Restricted cash is included in Prepaid expenses and other current assets on the Consolidated Balance Sheets, as these amounts are expected to be released within twelve months.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on our Consolidated Balance Sheets that sum to the amounts reported on our Consolidated Statements of Cash Flows:

	December 31,
(In millions)	2025	2024
Cash and cash equivalents	$344.0	$371.8
Restricted cash	1.3	—
Total cash, cash equivalents, and restricted cash	$345.3	$371.8
Accounts Receivable Securitization Programs
A group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to a wholly owned subsidiary that was formed for the sole purpose of participating in these arrangements. The wholly owned subsidiary may, in turn, sell ownership interests in these receivables to two banks and issuers of commercial paper administered by these banks. Historically, transfers of fractional ownership interests in receivables under the U.S. receivables securitization program to the two banks and issuers of commercial paper administered by these banks did not meet the criteria for sale accounting and were accounted for as secured borrowings, with the underlying receivables pledged as collateral. Accordingly, amounts funded under these arrangements were classified as Short-term borrowings on our Consolidated Balance Sheets, and the related net trade receivables were reclassified from Trade receivables, net to Prepaid expenses and other current assets. In December 2025, we terminated our prior program and entered into a new U.S. accounts receivable securitization agreement that qualifies for off-balance sheet treatment. Under the new agreement, certain of the receivables are sold through our wholly owned, bankruptcy-remote, special purpose entity to a third-party financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. The transfer of receivables under this new agreement meets the sale criteria under ASC 860, Transfers and Servicing, based on the legal isolation of the transferred financial assets, and the transferred receivables are derecognized from our Consolidated Balance Sheets. Under this arrangement, we do not recognize the proceeds received as borrowings.
We have a European accounts receivable securitization program with a special purpose vehicle (“SPV”), two banks, issuers of commercial paper administered by these banks, and a group of our European subsidiaries. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV, and are exposed to the risk of uncollectible receivables held by the SPV. Therefore, the SPV is consolidated in our Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as Short-term borrowings on our Consolidated Balance Sheets. The net trade receivables that served as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Consolidated Balance Sheets. See Note 10, “Accounts Receivable Securitization Programs,” for further details.
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

Our allowance for credit losses on trade receivables is assessed at the end of each quarter based on an analysis of historical losses and our assessment of future expected losses. For the years ended December 31, 2025, 2024, and 2023, $1.1 million, $1.3 million, and $3.1 million, respectively, was charged to our allowance for credit losses related to our trade receivables.
Supply Chain Financing Arrangements
We facilitate voluntary supply chain financing programs to provide some of our suppliers with the opportunity to sell receivables due from us (our accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. These programs are administered by participating financial institutions. When a supplier utilizes the supply chain financing programs, the supplier receives a payment in advance of agreed payment terms from the financial institution, net of a discount charged. Our responsibility is limited to making payments to the respective financial institutions on the terms originally negotiated with our supplier. The range of payment terms is consistent regardless of a vendor's participation in the program. We monitor our days payable outstanding relative to our peers and industry trends in order to assess our conclusion that these programs continue to be trade payable programs and not indicative of borrowing arrangements. The liabilities continue to be presented as Accounts payable in our Consolidated Balance Sheets until they are paid, and they are reflected as cash flows from operating activities when settled. See Note 12, “Supply Chain Financing Programs,” for further details.
Equity Investments
We maintain strategic investments in other companies. As of December 31, 2025, these investments qualified and are accounted for under the measurement alternative described in ASC 321 for equity investments that do not have readily determinable fair values. These investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. We do not exercise significant influence over these companies. These investments are carried on our Consolidated Balance Sheets within Other non-current assets. Changes in fair value based on impairment or resulting from observable price changes are recorded in earnings and included within Other expense, net on the Consolidated Statements of Operations. See Note 17, “Fair Value Measurements, Equity Investments and Other Financial Instruments,” for further details.
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
We depreciate the cost of property and equipment over their estimated useful lives on a straight-line basis as follows: buildings — 10 to 40 years; machinery and equipment — 5 to 10 years; and other property and equipment — 2 to 10 years.
Leases
Sealed Air is involved in leasing activity as both a lessee and a lessor. Sealed Air is the lessor primarily for equipment used by our customers to meet their packaging needs. Sealed Air is the lessee of property used for production and for sales and administrative functions, including real property, buildings, manufacturing and office equipment, offices and automobiles.
We recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months, in accordance with ASC Topic 842, “Leases” (“ASC Topic 842”). We utilize the short-term lease recognition exemption for all asset classes as part of our ongoing accounting under ASC Topic 842. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities. Recognition, measurement and presentation of expenses depends on classification as a finance or operating lease.
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
Identifiable intangible assets consist primarily of patents, licenses, trademarks, tradenames, customer lists and relationships, non-compete agreements, software and technology-based intangibles and other contractual agreements. We amortize finite-lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, currently ranging from an original useful life of 1 to 28 years, on a straight-line basis to their estimated residual values, and we review them for impairment upon the identification of events or changes in circumstances that indicate the carrying amount of the asset may not be recoverable.
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
See Note 18, “Profit Sharing, Retirement Savings Plans, and Defined Benefit Pension Plans,” and Note 19, “Other Post-Employment Benefit Plans,” for additional information about the Company’s benefit plans.
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
Recently Adopted Accounting Standards
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires the annual disclosure of specific categories in the rate reconciliation and additional information for the reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The Company adopted ASU 2023-09 for the year ending December 31, 2025. See Note 20, “Income Taxes,” for new disclosures required under ASU 2023-09.
Recently Issued Accounting Standards
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). Amendments in ASU 2025-12 address thirty-three issues that affect a variety of topics in the Codification depending on the scope of the affected accounting guidance. ASU 2025-12 is effective for interim and annual periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 provides clarity about the comprehensive list of interim disclosure requirements and applicability of Topic 270, including a principle which requires an entity to disclose events occurring since the end of the last annual reporting period that could have a material impact on the financial statements. ASU 2025-11 is effective for interim reporting periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”). ASU 2025-09 amendments expand the flexibility of an entity to apply hedge accounting to greater number of highly effective economic hedges in the following five areas: (1) similar risk assessment for cash flow hedges, (2) hedging forecasted interest payments on choose-your-rate debt instruments, (3) cash flow hedges of nonfinancial forecasted transactions, (4) net written options as hedging instruments, and (5) foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge). ASU 2025-09 is effective for interim and annual periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's Consolidated Financial Statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). Amendments in ASU 2025-06 remove all references in ASC 350-40 to prescriptive and sequential software development stages and requires an entity to begin capitalizing costs when specific criteria are met. In addition, ASU 2025-06 requires entities provide the disclosures required under ASC 360 for property, plant, and equipment (“PP&E”) to internal-use software and related amortization expense, regardless of whether an entity’s internal-use software is classified in PP&E or intangible assets. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's Consolidated Financial Statements and disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. ASU 2025-05 is effective for interim and annual periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's Consolidated Financial Statements and disclosures.
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
Protective solutions are sold through a strategic network of distributors as well as directly to our customers, including, but not limited to, fabricators, original equipment manufacturers, contract manufacturers, logistics partners and e-commerce/fulfillment operations. Protective solutions are marketed under SEALED AIR® brand, BUBBLE WRAP® brand, AUTOBAG® brand and other highly recognized trade names and product families including BUBBLE WRAP® brand inflatable packaging, SEALED AIR® brand performance shrink films, AUTOBAG® brand bagging systems, Instapak® polyurethane foam packaging solutions, and Korrvu® suspension and retention packaging.
Other Revenue Recognition Considerations:
Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. Revenue recognized from performance obligations satisfied in previous reporting periods was $4.7 million, $2.5 million, and $3.1 million, for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Disaggregated Revenue
For the years ended December 31, 2025, 2024, and 2023, revenues from contracts with customers summarized by Segment and Geographic region were as follows:

	Year Ended December 31, 2025
(In millions)	Food	Protective	Total
Americas	$2,310.0	$1,093.6	$3,403.6
EMEA	780.2	389.6	1,169.8
APAC	476.2	277.6	753.8
Topic 606 Segment Revenue	3,566.4	1,760.8	5,327.2
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	28.3	4.3	32.6
Total	$3,594.7	$1,765.1	$5,359.8

	Year Ended December 31, 2024
(In millions)	Food	Protective	Total
Americas	$2,347.0	$1,143.7	$3,490.7
EMEA	718.9	384.9	1,103.8
APAC	478.5	275.6	754.1
Topic 606 Segment Revenue	3,544.4	1,804.2	5,348.6
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	38.2	5.8	44.0
Total	$3,582.6	$1,810.0	$5,392.6

	Year Ended December 31, 2023
(In millions)	Food	Protective	Total
Americas	$2,297.8	$1,238.7	$3,536.5
EMEA	711.1	434.4	1,145.5
APAC	467.6	290.4	758.0
Topic 606 Segment Revenue	3,476.5	1,963.5	5,440.0
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	43.2	5.7	48.9
Total	$3,519.7	$1,969.2	$5,488.9

Contract Balances
The time when a performance obligation is satisfied and the time when billing and payment occur are generally closely aligned, subject to agreed payment terms, with the exception of equipment accruals, which can be used to purchase both automated and standard range equipment. An equipment accrual is a contract offering, whereby a customer is incentivized to use a portion of the materials transaction price for future equipment purchases. Long-term contracts that include an equipment accrual create a timing difference between when cash is collected and when the performance obligation is satisfied, resulting in a contract liability (unearned revenue). The following contract assets and liabilities are included within Prepaid expenses and other current assets and Other current liabilities, or Other non-current liabilities on our Consolidated Balance Sheets as of December 31, 2025 and 2024:

	December 31,
(In millions)	2025	2024
Contract assets	$—	$0.2
Contract liabilities	$17.9	$18.8
The contract liability balances represent deferred revenue, primarily related to equipment accruals. Revenue recognized in the years ended December 31, 2025, 2024, and 2023, that was included in the contract liability balance at the beginning of the period was $9.1 million, $11.1 million, and $12.3 million, respectively. This revenue was driven primarily by equipment performance obligations being satisfied.
Remaining Performance Obligations
The following table summarizes the estimated transaction price from contracts with customers allocated to performance obligations or portions of performance obligations that have not yet been satisfied as of December 31, 2025 and 2024, as well as the expected timing of recognition of that transaction price:

	December 31,
(In millions)	2025	2024
Short-Term (12 months or less)(1)	$12.3	$13.2
Long-Term	5.6	5.6
Total transaction price	$17.9	$18.8

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
All lease payments are primarily fixed in nature and therefore captured in the lease receivable. Our sales-type lease receivable balances at December 31, 2025 and 2024 were as follows:

	December 31,
(In millions)	2025	2024
Short-Term (12 months or less)	$11.5	$9.3
Long-Term	44.4	42.2
Lease receivables	$55.9	$51.5
Sales-type and operating lease revenue was less than 1% of net trade sales for each of the years ended December 31, 2025, 2024, and 2023.
Lessee
Sealed Air has contractual obligations as a lessee with respect to warehouses, offices and manufacturing facilities, IT equipment, automobiles, and material production equipment.
The following table details our lease obligations included in our Consolidated Balance Sheets:

	December 31,
(In millions)	2025	2024
Other non-current assets:
Finance leases - ROU assets	$40.7	$39.2
Finance leases - Accumulated depreciation	(22.0)	(19.0)
Operating lease right-of-use-assets:
Operating leases - ROU assets	223.1	222.4
Operating leases - Accumulated depreciation	(140.7)	(124.4)
Total lease assets	$101.1	$118.2
Current portion of long-term debt:
Finance leases	$(6.9)	$(6.6)
Current portion of operating lease liabilities:
Operating leases	(30.1)	(29.7)
Long-term debt, less current portion:
Finance leases	(12.0)	(12.9)
Long-term operating lease liabilities, less current portion:
Operating leases	(60.3)	(74.8)
Total lease liabilities	$(109.3)	$(124.0)
At December 31, 2025, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

(In millions)	Finance leases	Operating leases
2026	$8.1	$34.5
2027	5.1	23.5
2028	2.7	16.1
2029	1.4	10.3
2030	0.7	5.8
Thereafter	6.7	14.8
Total lease payments	24.7	105.0
Less: Interest	(5.8)	(14.6)
Present value of lease liabilities	$18.9	$90.4

The following lease cost is included in our Consolidated Statements of Operations:

	December 31,
(In millions)	2025	2024
Lease cost(1)
Finance leases
Amortization of ROU assets	$8.7	$9.1
Interest on lease liabilities	1.5	1.5
Operating leases	38.5	36.7
Short-term lease cost	2.2	3.3
Variable lease cost	8.1	7.0
Total lease cost	$59.0	$57.6

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

The following table details cash paid related to operating and finance leases included in our Consolidated Statements of Cash Flows and new ROU assets included in our Consolidated Balance Sheets:

	December 31,
(In millions)	2025	2024
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$5.0	$4.9
Operating cash flows - operating leases	$43.1	$37.4
Financing cash flows - finance leases	$9.8	$8.2

ROU assets obtained in exchange for new finance lease liabilities	$7.1	$8.4
ROU assets obtained in exchange for new operating lease liabilities	$26.6	$41.6

	December 31,
	2025	2024
Weighted average information:
Finance leases
Remaining lease term (in years)	5.7	5.6
Discount rate	7.6%	7.6%
Operating leases
Remaining lease term (in years)	4.5	5.0
Discount rate	6.5%	6.2%
Note 5 Acquisitions
LB Holdco, Inc. Acquisition
On February 1, 2023, Sealed Air acquired 100% of the outstanding shares of capital stock of LB Holdco, Inc., the parent company of Liquibox, Inc. (collectively, “Liquibox”), a pioneer, innovator and manufacturer of Bag-in-Box liquids packaging and dispensing solutions for food, beverage, consumer goods and industrial end markets. The acquisition is included in our Food reporting segment.

Consideration paid was approximately $1.16 billion in cash, subject to customary adjustments. In March of 2024, subsequent to the closure of the measurement period, we reached a final purchase price settlement with the seller of $3.5 million, which was recorded as income within Other expense, net on the Consolidated Statements of Operations during the first quarter of 2024. We financed the consideration paid and related fees and expenses through borrowings under our senior secured credit facility, proceeds from the issuance of senior notes, and cash on hand. See Note 15, “Debt and Credit Facilities,” for additional details. For the year ended December 31, 2023, acquisition related expenses recognized for the Liquibox acquisition was $12.0 million. This expense is included within Selling, general and administrative expenses in the Consolidated Statements of Operations.
The following table summarizes the consideration transferred to acquire Liquibox and the allocation of the purchase price among the assets acquired and liabilities assumed, including measurement period adjustments recorded through the finalized purchase price allocation on December 31, 2023:

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
The following table summarizes the identifiable intangible assets and their useful lives:

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
Pro Forma Financial Information
The following table presents the Company’s unaudited pro forma financial information for the year ended December 31, 2023, assuming the acquisition of Liquibox had occurred on January 1, 2022. The information below reflects pro forma adjustments based on available information and certain assumptions that Sealed Air believes are factual and supportable. The unaudited pro forma information is not necessarily indicative of the results that might have occurred had the transaction actually taken place on January 1, 2022 and is not intended to be a projection of future results and gives no effect to any future synergistic benefits that may result from the combination or the costs of integrating the acquired operations with those of the Company:

Year Ended December 31,
(In millions)	2023
Net sales	$5,514.5
Net earnings	$351.2
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
Food — Food solutions are sold to industrial food processors in fresh red meat, poultry, smoked and processed meats, seafood, fluids and liquids, cheese and other food markets worldwide. Food offers integrated packaging materials and automated equipment solutions to increase food safety, extend shelf life, reduce food waste, automate processes, and optimize total cost. Its materials, automated equipment and service enable customers to reduce costs and enhance their brands. Food solutions are utilized by food service businesses (such as restaurants and entertainment venues) and food retailers (such as grocery stores and supermarkets), among others.
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
Our segments are each led by a segment president. Resources are allocated and the performance of our Food and Protective segments are assessed by our Chief Executive Officer ("CEO"), whom we have determined to be our Chief Operating Decision Maker ("CODM"). Sealed Air’s CODM evaluates the performance of its segments and allocates resources based on Gross profit, which is our measure of segment profitability most closely aligned with the Consolidated Financial Statements.
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
The accounting policies of the reportable segments are the same as those described in Note 2 “Summary of Significant Accounting Policies and Recently Adopted and Issued Accounting Standards.”
The following table shows Net sales by reportable segment:

	Year Ended December 31,
(In millions)	2025	2024	2023
Net sales
Food	$3,594.7	$3,582.6	$3,519.7
As a % of Consolidated net sales	67.1%	66.4%	64.1%
Protective	1,765.1	1,810.0	1,969.2
As a % of Consolidated net sales	32.9%	33.6%	35.9%
Consolidated Net sales	$5,359.8	$5,392.6	$5,488.9
The following tables show segment Gross profit and a reconciliation to earnings before income tax provision and discontinued operations:

	Year Ended December 31, 2025
(In millions)	Food	Protective	Total
Net sales	$3,594.7	$1,765.1	$5,359.8
Cost of sales	2,496.2	1,261.2	3,757.4
Segment Gross profit	$1,098.5	$503.9	$1,602.4
Other unallocated cost of sales			5.6
Selling, general and administrative expenses			744.9
Loss on disposal of long-lived assets and businesses, net			(26.8)
Amortization expense of intangible assets			59.5
Restructuring charges			39.9
Operating profit			725.7
Interest expense, net			(218.9)
Other expense, net			(30.3)
Earnings before income tax provision and discontinued operations			$476.5

	Year Ended December 31, 2024
(In millions)	Food	Protective	Total
Net sales	$3,582.6	$1,810.0	$5,392.6
Cost of sales	2,490.7	1,276.2	3,766.9
Segment Gross profit	$1,091.9	$533.8	$1,625.7
Other unallocated cost of sales			0.6
Selling, general and administrative expenses			752.6
Loss on disposal of long-lived assets and businesses, net			(16.2)
Amortization expense of intangible assets			62.6
Restructuring charges			57.8
Operating profit			735.9
Interest expense, net			(247.6)
Other expense, net			(29.9)
Earnings before income tax provision and discontinued operations			$458.4

	Year Ended December 31, 2023
(In millions)	Food	Protective	Total
Net sales	$3,519.7	$1,969.2	$5,488.9
Cost of sales	2,485.0	1,362.1	3,847.1
Segment Gross profit	$1,034.7	$607.1	$1,641.8
Other unallocated cost of sales			0.5
Selling, general and administrative expenses			759.1
Loss on disposal of long-lived assets and businesses, net			(49.3)
Amortization expense of intangible assets			62.7
Restructuring charges			15.6
Operating profit			754.6
Interest expense, net			(263.0)
Other expense, net			(61.9)
Earnings before income tax provision and discontinued operations			$429.7
 The following table shows depreciation and amortization by segment:

	Year Ended December 31,
(In millions)	2025	2024	2023
Food	$193.1	$186.1	$175.7
Protective	91.6	87.9	91.8
Total Company depreciation and amortization(1)	$284.7	$274.0	$267.5

(1)Includes share-based incentive compensation of $41.1 million in 2025, $33.0 million in 2024 and $34.2 million in 2023.
Restructuring charges by segment were as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Food	$25.1	$31.3	$8.2
Protective	14.8	26.5	7.4
Total Company restructuring charges	$39.9	$57.8	$15.6

Assets by Reportable Segments
The following table shows assets allocated by reportable segment. Assets allocated by reportable segment include: trade receivables, net; inventories, net; property and equipment, net; goodwill; intangible assets, net; and leased systems, net:

	December 31,
(In millions)	2025	2024	2023
Assets allocated to segments:
Food	$3,410.2	$3,301.4	$3,386.4
Protective	2,594.7	2,599.6	2,663.4
Total segments	$6,004.9	$5,901.0	$6,049.8
Assets not allocated:
Cash and cash equivalents	344.0	371.8	346.1
Income tax receivables	57.3	25.0	44.9
Other receivables	96.5	135.9	167.0
Deferred taxes	70.0	112.0	130.8
Other	440.1	476.4	462.0
Total assets	$7,012.8	$7,022.1	$7,200.6

Geographic Information
The following table shows net sales and total long-lived assets allocated by geography. Sales are attributed to the country/region in which they originate:

	Year Ended December 31,
(In millions)	2025	2024	2023
Net sales(1):
Americas(1)	$3,430.8	$3,526.1	$3,578.3
EMEA	1,172.7	1,107.9	1,149.3
APAC	756.3	758.6	761.3
Total	$5,359.8	$5,392.6	$5,488.9
Total long-lived assets(2):
Americas(2)	$1,081.7	$1,106.0
EMEA	445.1	397.0
APAC	262.4	255.2
Total	$1,789.2	$1,758.2

(1)U.S. net sales were $2,753.0 million, $2,857.6 million, and $2,913.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. No non-U.S. country accounted for net sales in excess of 10% of consolidated net sales for the years ended December 31, 2025, 2024, or 2023. Sales are allocated to the country/region based on where each sale originated.
(2)Total long-lived assets represent total assets excluding total current assets, deferred tax assets, goodwill, and intangible assets. Total long-lived assets in the U.S. were $982.1 million and $1,024.8 million at December 31, 2025 and 2024, respectively. No non-U.S. country had long-lived assets in excess of 10% of consolidated long-lived assets at December 31, 2025 or 2024.
Note 7 Inventories, net
The following table details our inventories, net:

	December 31,
(In millions)	2025	2024
Raw materials	$149.4	$157.1
Work in process	176.9	155.4
Finished goods	410.7	409.7
Total	$737.0	$722.2

Note 8 Property and Equipment, net
The following table details our property and equipment, net:

	December 31,
(In millions)	2025	2024
Land and improvements	$45.6	$44.7
Buildings	911.5	851.6
Machinery and equipment	3,092.8	2,833.2
Other property and equipment	153.4	141.8
Construction-in-progress	129.4	204.1
Property and equipment, gross	4,332.7	4,075.4
Accumulated depreciation and amortization	(2,909.6)	(2,677.5)
Property and equipment, net	$1,423.1	$1,397.9
For the years ended December 31, 2025 and December 31, 2024, we recorded impairment charges of approximately $24.4 million and $16.7 million, respectively, within Loss on disposal of long-lived assets and businesses, net on the Consolidated Statements of Operations, related to various business line rationalizations.
For the year ended December 31, 2023, we recorded an impairment charge of approximately $25.8 million within Loss on disposal of long-lived assets and businesses, net on the Consolidated Statements of Operations, related to closure activity of Kevothermal, the plant-based rollstock business and other activities as part of the CTO2Grow Program. See Note 13, “Restructuring Activities,” for further details related to the business closure activity.
The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment and finance lease ROU assets:

	Year Ended December 31,
(In millions)	2025	2024	2023
Interest cost capitalized	$9.9	$12.6	$13.1
Depreciation and amortization expense(1)	$184.1	$178.3	$170.7

(1)Includes amortization expense of finance lease ROU assets of $8.7 million, $9.1 million, and $10.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Note 9 Goodwill and Identifiable Intangible Assets, net
Goodwill
We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company performed a qualitative assessment by reporting unit as of October 1, 2025. This assessment included consideration of key factors including macroeconomic conditions, industry and market considerations, cost factors, financial performance, and other relevant entity and reporting unit-specific events. Based on our qualitative assessment, we determined it was not more likely than not that the fair value of any reporting unit was less than its carrying amount. As such, it was not necessary to perform a quantitative test. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed as of October 1, 2025.

Allocation of Goodwill to Reporting Segment
The following table shows our goodwill balances by reportable segment:

(In millions)	Food	Protective	Total
Gross Carrying Value at December 31, 2023	$1,284.3	$1,798.1	$3,082.4
Accumulated amortization	(49.1)	(140.8)	(189.9)
Carrying Value at December 31, 2023	$1,235.2	$1,657.3	$2,892.5
Currency translation	(6.4)	(7.9)	(14.3)
Gross Carrying Value at December 31, 2024	$1,277.9	$1,790.2	$3,068.1
Accumulated amortization	(48.9)	(140.7)	(189.6)
Carrying Value at December 31, 2024	$1,229.0	$1,649.5	$2,878.5
Currency translation	8.4	14.4	22.8
Gross Carrying Value at December 31, 2025	$1,286.3	$1,804.6	$3,090.9
Accumulated amortization(1)	(49.2)	(140.9)	(190.1)
Carrying Value at December 31, 2025	$1,237.1	$1,663.7	$2,900.8

(1)The change in accumulated amortization from December 31, 2024 to December 31, 2025 is due to the impact of foreign currency translation.
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
Identifiable Intangible Assets, net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives. As of December 31, 2025, there were no impairment indicators present:

	December 31, 2025			December 31, 2024
(In millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$289.1	$(115.4)	$173.7	$284.0	$(89.9)	$194.1
Trademarks and tradenames	57.2	(29.0)	28.2	56.5	(23.9)	32.6
Software	157.8	(140.1)	17.7	156.3	(131.5)	24.8
Technology	198.5	(94.3)	104.2	196.2	(75.9)	120.3
Contracts	11.5	(10.9)	0.6	11.4	(10.5)	0.9
Total intangible assets with definite lives	714.1	(389.7)	324.4	704.4	(331.7)	372.7
Trademarks and tradenames with indefinite lives	8.9	—	8.9	8.9	—	8.9
Total identifiable intangible assets, net	$723.0	$(389.7)	$333.3	$713.3	$(331.7)	$381.6
The following table shows the estimated future amortization expense at December 31, 2025:

Year	Amount (In millions)
2026	$49.1
2027	44.3
2028	43.0
2029	38.1
2030	36.1
Thereafter	113.8
Total	$324.4

Amortization expense was $59.5 million in 2025, $62.6 million in 2024, and $62.7 million in 2023.
The following table shows the remaining weighted average useful life of our definite lived intangible assets as of December 31, 2025.

Remaining weighted average useful lives
Customer relationships	7.8
Trademarks and tradenames	6.4
Software	2.0
Technology	8.9
Contracts	2.0
Total identifiable intangible assets, net with definite lives	7.7
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
Note 10 Accounts Receivable Securitization Programs
U.S. Accounts Receivable Securitization Program
A group of our U.S. operating subsidiaries maintain an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to a wholly owned subsidiary that was formed for the sole purpose of participating in these arrangements. The wholly owned subsidiary may, in turn, sell ownership interests in these receivables to two banks and issuers of commercial paper administered by these banks.
Historically, transfers of fractional ownership interests in receivables under the U.S. receivables securitization program to the two banks and issuers of commercial paper administered by these banks did not meet the criteria for sale accounting and were accounted for as secured borrowings, with the underlying receivables pledged as collateral. Accordingly, amounts funded under these arrangements were classified as Short-term borrowings on our Consolidated Balance Sheets, and the related net trade receivables were reclassified from Trade receivables, net to Prepaid expenses and other current assets. The banks and commercial paper conduits did not have recourse to the general credit of the Company. There were $50.0 million of borrowings outstanding, or corresponding net trade receivables maintained as collateral, under the secured borrowing arrangements as of December 31, 2024. This program was terminated in December 2025.
In December 2025, we entered into a new accounts receivable securitization agreement that qualifies for off-balance sheet treatment. Under the new agreement, certain of the receivables are sold through our wholly owned, bankruptcy-remote, special purpose entity (“SPE”) to a third-party financial institution on a recurring basis in exchange for cash equal to the gross receivables transferred. The transfer of receivables under this new agreement meet the sale criteria under ASC 860, Transfers and Servicing, based on the legal isolation of the transferred financial assets, and the transferred receivables are derecognized from our Consolidated Balance Sheets. Under this arrangement, we do not recognize the proceeds received as borrowings. Cash activity related to the facility are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

The future outstanding balance of trade receivables that will be sold is expected to vary based on the level of activity and other factors. The receivables sold are fully guaranteed by the SPE that also pledges further accounts receivable as collateral under this agreement. The Company controls and therefore consolidates the SPE in its Consolidated Financial Statements.
The Company derecognized accounts receivable of $50.0 million for the year ended December 31, 2025 under the current accounts receivable securitization agreement. The Company collected $1.3 million of accounts receivable sold under this agreement during the year ended December 31, 2025 which is classified as restricted cash and included in Prepaid expenses and other current assets with the corresponding liability included in Other current liabilities on the Consolidated Balance Sheets. Unsold accounts receivable of $140.4 million were pledged by the SPE as collateral to the financial institution as of December 31, 2025.
As of December 31, 2025, the maximum purchase limit for receivable interests was $105.0 million, subject to the availability limits described below.
The amounts available from time to time under this program may be less than $105.0 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. As of December 31, 2025, the amount available to us under the program before utilization was $105.0 million. Although we do not believe restrictions under this program presently materially restrict our operations, if an event occurs that triggers one of these restrictive provisions, we could experience a decline in the amounts available to us under the program or termination of the program.
The program expires annually and is renewable.
European Accounts Receivable Securitization Program
We and a group of our European subsidiaries maintain an accounts receivable securitization program with a special purpose vehicle (“SPV”), two banks, and issuers of commercial paper administered by these banks. The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. The SPV borrows funds from the banks to fund its acquisition of the receivables and provides the banks with a first priority perfected security interest in the accounts receivable. We do not have an equity interest in the SPV. We concluded the SPV is a variable interest entity because its total equity investment at risk is not sufficient to permit the SPV to finance its activities without additional subordinated financial support from the bank via loans or via the collections from accounts receivable already purchased. Additionally, we are considered the primary beneficiary of the SPV since we control the activities of the SPV and are exposed to the risk of uncollectible receivables held by the SPV. Therefore, the SPV is consolidated in our Consolidated Financial Statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV will be classified as Short-term borrowings on our Consolidated Balance Sheets. The net trade receivables that serve as collateral for these borrowings are reclassified from Trade receivables, net to Prepaid expenses and other current assets on the Consolidated Balance Sheets. There were €79.8 million ($93.7 million equivalent at December 31, 2025) and €79.7 million ($83.0 million equivalent at December 31, 2024) of borrowings with corresponding net trade receivables maintained as collateral as of December 31, 2025 and December 31, 2024, respectively.
As of December 31, 2025, the maximum purchase limit for receivable interests was €80.0 million ($94.0 million equivalent at December 31, 2025), subject to availability limits. The terms and provisions of this program are similar to our U.S. program discussed above. As of December 31, 2025, the amount available under this program before utilization was €80.0 million ($94.0 million equivalent at December 31, 2025).
This program expires annually and is renewable.
Utilization of Our Accounts Receivable Securitization Programs
As of December 31, 2025, there were $50.0 million and €79.8 million ($93.7 million equivalent at December 31, 2025) of utilization under our U.S. program and outstanding borrowings under our European program, respectively. As of December 31, 2024, there were $50.0 million and €79.7 million ($83.0 million equivalent at December 31, 2024) of outstanding borrowings under our U.S. and European programs, respectively. The total interest paid for these programs was $6.3 million, $7.3 million, and $6.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at December 31, 2025.
Note 11 Accounts Receivable Factoring Agreements
The Company has entered into factoring agreements and customers' supply chain financing arrangements to sell certain trade receivables to unrelated third-party financial institutions. These programs are entered into in the normal course of business. We account for these transactions in accordance with ASC Topic 860. ASC Topic 860 allows for the ownership transfer of accounts receivable to qualify for true-sale treatment when the appropriate criteria is met, which permits the balances sold under the program to be excluded from Trade receivables, net on the Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in the Consolidated Statements of Cash Flows. Receivables are considered sold when (i) they are transferred beyond the reach of the Company and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) the Company has no continuing involvement in the transferred receivables. In addition, the Company provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold.
Gross amounts factored under these programs for the years ended December 31, 2025, 2024, and 2023 were $628.7 million, $721.7 million, and $749.7 million, respectively. The fees associated with the transfer of receivables for all programs were $8.2 million, $11.3 million, and $12.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Note 12 Supply Chain Financing Programs
We facilitate voluntary supply chain financing programs to provide some of our suppliers with the opportunity to sell receivables due from us (our accounts payables) to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. These programs are administered by participating financial institutions. When a supplier utilizes the supply chain financing programs, the supplier receives a payment from the financial institution in advance of our agreed payment terms, net of a discount charged. Our responsibility is limited to making payments to the respective financial institutions on the terms originally negotiated with our supplier. No assets are pledged as collateral by the Company or any of our subsidiaries under the programs. Most suppliers using the programs are on 120-day payment terms after the end of the month in which the invoice was issued. We monitor our days payable outstanding relative to our peers and industry trends in order to assess our conclusion that the programs continue to be trade payable programs and are not indicative of borrowing arrangements. The liabilities continue to be presented as Accounts payable in our Consolidated Balance Sheets until they are paid, and they are reflected as Cash flows from operating activities when settled.
The Company’s outstanding obligations confirmed as valid under our supply chain financing programs for years ended December 31, 2025 and 2024 were as follows:

	December 31,
(In millions)	2025	2024
Obligations outstanding at the beginning of the year	$161.1	$153.0
Invoices confirmed during the year	427.2	478.8
Confirmed invoices paid during the year	(442.8)	(469.5)
Currency impact	1.6	(1.2)
Obligations outstanding at the end of the year	$147.1	$161.1
Note 13 Restructuring Activities
On August 7, 2023, the Board of Directors approved the 3-year CTO2Grow Program with total cash cost of up to $160 million. As of the end of the third quarter 2025, the CTO2Grow Program has concluded and all approved expenditures under the program budget have been allocated to projects.
The following table details our aggregate restructuring activities, which includes costs associated with the now concluded CTO2Grow Program, as reflected in the Consolidated Statements of Operations.

	Year Ended December 31,
(In millions)	2025	2024	2023
Other associated costs	$41.1	$30.3	$34.5
Contract terminations	3.9	(0.1)	14.6
Restructuring charges	39.9	57.8	15.6
Total charges	$84.9	$88.0	$64.7

The aggregate restructuring accrual, spending and other activity for the years ended December 31, 2025, 2024, and 2023 and the accrual balance remaining at those year-ends were as follows:

(In millions)
Restructuring accrual at December 31, 2022	$14.7
Headcount accrual and accrual adjustments	15.6
Contract termination accrual and adjustments	11.0
Cash payments during 2023	(17.2)
Effect of changes in foreign currency exchange rates	0.2
Restructuring accrual at December 31, 2023	$24.3
Headcount accrual and accrual adjustments	57.8
Cash payments during 2024	(37.5)
Effect of changes in foreign currency exchange rates	(1.0)
Restructuring accrual at December 31, 2024	$43.6
Headcount accrual and accrual adjustments	39.9
Cash payments during 2025	(51.6)
Effect of changes in foreign currency exchange rates	1.7
Restructuring accrual at December 31, 2025	$33.6
We expect to pay $33.3 million of the accrual balance remaining at December 31, 2025 within the next twelve months. This amount is included in Accrued restructuring costs on the Consolidated Balance Sheets at December 31, 2025. The remaining accrual of $0.3 million is expected to be paid primarily in 2027. This amount is included in Other non-current liabilities on our Consolidated Balance Sheets at December 31, 2025.
Of the total restructuring accrual of $33.6 million as of December 31, 2025, $22.8 million was attributable to Food and $10.8 million was attributable to Protective.
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
For the year ended December 31, 2023, we recorded $54.1 million of closure charges as part of the CTO2Grow Program primarily associated with Kevothermal, the plant-based rollstock business, and other activities, which included $25.8 million of impairment related to property and equipment, $14.6 million of contract terminations, $6.6 million of inventory obsolescence charges and $7.1 million of severance and other closure related costs. The closure charges, excluding the severance related costs, are reflected within Loss on disposal of long-lived assets and businesses, net on the Consolidated Statements of

Operations. The severance related charges are reflected in Restructuring charges on the Consolidated Statements of Operations. Of the $54.1 million of closure charges, $32.6 million were non-cash.
Note 14 Other Current and Non-Current Liabilities
The following tables detail our other current liabilities and other non-current liabilities at December 31, 2025 and 2024:

	December 31,
(In millions)	2025	2024
Other current liabilities:
Accrued salaries, wages and related costs	$207.5	$209.6
Accrued operating expenses and other	152.9	140.3
Uncertain tax position liability	—	20.5
Accrued customer volume rebates	105.1	103.7
Accrued interest	58.2	59.7
Total	$523.7	$533.8

	December 31,
(In millions)	2025	2024
Other non-current liabilities:
Accrued employee benefit liability	$96.9	$92.8
Other postretirement liability	21.8	24.5
Uncertain tax position liability	45.4	268.1
Other various liabilities	123.0	77.0
Total	$287.1	$462.4
Note 15 Debt and Credit Facilities
Our total debt outstanding consisted of the amounts set forth in the following table:

		December 31,
(In millions)	Interest rate	2025	2024
Short-term borrowings(1)		$99.6	$140.5
Current portion of long-term debt(2)		625.2	64.6
Total current debt		724.8	205.1
Term Loan A due March 2027		—	685.2
Term Loan A due October 2030(5)		371.6	—
Senior Secured Notes due October 2026	1.573%	—	598.1
Senior Notes due December 2027	4.000%	423.7	423.1
Senior Notes due February 2028	6.125%	769.4	767.0
Senior Notes due April 2029	5.000%	422.8	422.3
Senior Notes due February 2031	7.250%	421.8	421.3
Senior Notes due July 2032	6.500%	396.6	396.2
Senior Notes due July 2033	6.875%	447.2	446.9
Other(2)		31.8	38.7
Total long-term debt, less current portion(3)		3,284.9	4,198.8
Total debt(4)		$4,009.7	$4,403.9

(1)Short-term borrowings of $99.6 million at December 31, 2025, were comprised of $93.7 million under our European securitization program and $5.9 million of short-term borrowings from various lines of credit. Short-term borrowings of $140.5 million at December 31, 2024, were comprised of $83.0 million under our European securitization program,

$50.0 million under our U.S. securitization program, and $7.5 million of short-term borrowings from various lines of credit.
(2)As of December 31, 2025, Current portion of long-term debt included the Senior Secured Notes due October 2026 of $600 million and finance lease liabilities of $6.9 million. As of December 31, 2024, Current portion of long-term debt included finance lease liability of $6.6 million. Other debt includes $12.0 million and $12.9 million of long-term liabilities associated with our finance leases as of December 31, 2025 and 2024, respectively. See Note 4, “Leases,” for additional information on finance lease liabilities.
(3)Amounts are shown net of unamortized discounts and issuance costs of $22.3 million and $31.5 million as of December 31, 2025 and 2024, respectively.
(4)As of December 31, 2025, our weighted average interest rate on our short-term borrowings outstanding was 3.3% and on our long-term debt outstanding was 5.2%. As of December 31, 2024, our weighted average interest rate on our short-term borrowings outstanding was 4.5% and on our long-term debt outstanding was 5.4%.
(5)On October 31, 2025, the Company and certain of its subsidiaries entered into a Credit Agreement with Bank of America, N.A., as agent, and the other financial institutions party thereto, which amends and restates terms, including the maturity of all of the credit facilities under the Credit Agreement to October 2030.
Debt Maturities
The following table summarizes the scheduled annual maturities for the next five years and thereafter of our long-term debt, including the current portion of long-term debt and finance leases. This schedule represents the principal amount outstanding, and therefore excludes debt discounts, the effect of present value discounting for finance lease obligations, interest rate swaps, and lender and finance fees:

Year	Amount (In millions)
2026	$626.4
2027	445.9
2028	791.3
2029	452.1
2030	339.9
Thereafter	1,281.8
Total	$3,937.4
Amended and Restated Senior Secured Credit Facility
2025 Activity
On October 31, 2025, the Company and certain of its subsidiaries entered into a Credit Agreement, which amends and restates the Company’s existing senior secured credit facility with Bank of America, N.A., as agent, and the other financial institutions party thereto (the “Existing Credit Agreement”).
The Credit Agreement reflects certain changes in terms from those set forth in the Existing Credit Agreement, including but not limited to, (i) the refinancing of the existing U.S. dollar and pound sterling term loan A facilities with a new U.S. dollar term loan A facility in an aggregate principal amount of approximately $445 million and a new pound sterling term loan A facility in an aggregate principal amount of approximately £25 million, (ii) the refinancing of the existing revolving credit facilities with new revolving credit facilities in the aggregate principal amount of approximately $1 billion, (iii) a new $600 million delayed draw term loan A facility to be available for draw in U.S. dollars or euros until October 15, 2026, (iv) removal of the previous 0.10% (10 basis point) secured overnight financing rate (“SOFR”) credit spread adjustment, (v) the extension of the final maturity of the all of the credit facilities under the Credit Agreement to October 31, 2030, (vi) the adjustment of certain covenants to provide flexibility to incur additional indebtedness and take certain other actions, and (vii) certain other amendments. The Credit Agreement includes customary events of default, including, among others, failure to make payments, failure to comply with covenants, cross-defaults, certain bankruptcy and insolvency events and a change in control of the Company.

2023 Activity
On February 1, 2023, the Company used proceeds from an incremental term facility, which provides an aggregate principal amount of $650.0 million, to finance in part the Liquibox acquisition. This incremental term loan was made available on December 8, 2022, under the Amendment and Incremental Assumption Agreement (“the Amendment”) of the Company's existing senior secured credit facility (the “Fourth Amended and Restated Credit Agreement”). We incurred $11.0 million of lender and third-party fees included in carrying amounts of outstanding debt. See Note 5, “Acquisitions,” for further details related to the Liquibox acquisition.
Total amortization expense related to the senior secured credit facility was $1.9 million, $4.0 million, and $3.5 million, included within Interest expense, net on our Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023, respectively.
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
The net proceeds from the 2031 Notes offering were used to repurchase all of the Company’s outstanding 5.125% senior notes due 2024 (the “2024 Notes”) pursuant to the tender offer commenced by the Company on November 8, 2023 and satisfy and discharge all of the Company's outstanding 2024 Notes in accordance with the terms of the indenture governing the 2024 Notes and to pay related premiums, fees and expenses in connection therewith. The aggregate repurchase price was $433.7 million, which included the principal amount of $425.0 million, a premium of $7.5 million and accrued interest of $1.2 million. We recognized a pre-tax loss of $8.3 million on the extinguishment, including the premium mentioned above and $0.8 million of accelerated amortization of non-lender fees, included within Other expense, net on our Consolidated Statements of Operations during the year ended December 31, 2023.
On January 31, 2023, the Company, together with Sealed Air Corporation (US), issued $775.0 million aggregate principal amount of 6.125% senior notes due 2028 (the “2028 Notes”). The 2028 Notes will mature on February 1, 2028. Interest is payable on February 1 and August 1 of each year, commencing on August 1, 2023. The 2028 Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly-owned domestic subsidiaries that guarantee its senior secured credit facilities, subject to release under certain circumstances. We capitalized $12.2 million of fees incurred in connection with the 2028 Notes, which are included in Long-term debt, less current portion on our Consolidated Balance Sheets.
We may redeem the 2028 Notes, in whole or in part, at any time prior to February 1, 2025, at a redemption price equal to 100% of the principal amount of the 2028 Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole premium”. On or after February 1, 2025, we may redeem the 2028 Notes, in whole or in part, at specified redemption prices, plus accrued and unpaid interest, if any, to, but not including the redemption date. In addition, at any time prior to February 1, 2025, we may redeem up to 40% of the 2028 Notes using the proceeds of certain equity offerings.
The net proceeds from the 2028 Notes offering were used (i) together with a borrowing under the Company’s incremental term loan facility and cash on hand, to finance the acquisition of all of the issued and outstanding shares of capital stock of Liquibox, including related fees and expenses, (ii) to repurchase all of the Company’s outstanding 4.500% senior notes due 2023 (the “2023 Euro Notes”) pursuant to the tender offer commenced by the Company on January 27, 2023 and satisfy and discharge all of the Company’s outstanding 2023 Euro Notes in accordance with the terms of the indenture governing the 2023 Euro Notes and to pay related premiums, fees and expenses in connection therewith and (iii) to the extent of any remaining proceeds after giving effect to the foregoing transactions, for general corporate purposes. We recognized a pre-tax loss of $4.9 million on the repurchase and cancellation of the 2023 Euro Notes, including a premium of $4.5 million and accelerated amortization of non-lender fees of $0.4 million, within Other expense, net on our Consolidated Statements of Operations during the first quarter of 2023. See Note 5, “Acquisitions,” for further details related to the Liquibox acquisition.
Lines of Credit
The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including our revolving credit facility, and the amounts available under our accounts receivable securitization programs:

	December 31,
(In millions)	2025	2024
Used lines of credit(1)	$149.6	$140.5
Unused lines of credit(2)	1,197.0	1,141.4
Total available lines of credit(3)	$1,346.6	$1,281.9

(1)Includes total borrowings under the accounts receivable securitization programs and lines of credit available to several subsidiaries.
(2)Mainly comprised of our available line of credit under the revolving credit facility.
(3)Of the total available lines of credit, $1,199.0 million was committed as of December 31, 2025.
Covenants
Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Our senior secured credit facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum leverage ratio to EBITDA. We were in compliance with the above financial covenants and limitations at December 31, 2025 and 2024.
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
Net unrealized after-tax gains/losses related to cash flow hedging activities included in AOCL were a $2.8 million loss, a $4.4 million gain, and a $3.5 million loss for the years ended December 31, 2025, 2024, and 2023, respectively. The unrealized amount in AOCL will fluctuate based on changes in the fair value of open contracts during each reporting period.
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
Interest Rate Swaps
From time to time, we may use interest rate swaps to manage our fixed and floating interest rates on our outstanding indebtedness. At December 31, 2025 and 2024, we had no outstanding interest rate swaps.
Net Investment Hedge
In February 2023, we repaid the €400.0 million of 4.500% senior notes issued in June 2015, which were previously designated as a net investment hedge against the foreign currency exposure of a portion of our net investment in a certain Euro-functional currency subsidiaries.
During the first quarter of 2023 and second quarter of 2025, we entered into a series of cross-currency swaps with a combined notional amount of $432.8 million and $452.2 million, respectively. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. The maturity dates for the cross-currency swaps entered into in the first quarter of 2023 and second quarter of 2025 are February 1, 2028 and February 15, 2029, respectively. We recognized $7.9 million, $3.1 million, and $2.8 million of interest income within Interest expense, net on the Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023, respectively, related to these contracts.
For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, settlements and changes in fair values of the derivative instruments are recognized in Unrealized gains or losses on derivative instruments for net investment hedges, a component of AOCL, net of taxes, to offset the changes in the values of the net investments being hedged. Any portion of the net investment hedge that is determined to be ineffective is recorded in Other expense, net on the Consolidated Statements of Operations.
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
The following table details the fair value of our derivative instruments included on our Consolidated Balance Sheets:

	Cash Flow Hedge		Net Investment Hedge		Non-Designated as Hedging Instruments		Total
	December 31,		December 31,		December 31,		December 31,
(In millions)	2025	2024	2025	2024	2025	2024	2025	2024
Derivative Assets
Foreign currency forward contracts	$0.7	$4.8	$—	$—	$7.2	$1.2	$7.9	$6.0
Cross-currency swaps	—	—	—	3.2	—	—	—	3.2
Total Derivative Assets	$0.7	$4.8	$—	$3.2	$7.2	$1.2	$7.9	$9.2

Derivative Liabilities
Foreign currency forward contracts	$(0.5)	$(0.4)	$—	$—	$(1.2)	$(6.2)	$(1.7)	$(6.6)
Cross-currency swaps	—	—	(46.4)	—	—	—	(46.4)	—
Total Derivative Liabilities	$(0.5)	$(0.4)	$(46.4)	$—	$(1.2)	$(6.2)	$(48.1)	$(6.6)
Net Derivatives(1)	$0.2	$4.4	$(46.4)	$3.2	$6.0	$(5.0)	$(40.2)	$2.6

(1)The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Current Assets		Other Current Liabilities		Other Non-current Assets		Other Non-current Liabilities
	December 31,		December 31,		December 31,		December 31,
(In millions)	2025	2024	2025	2024	2025	2024	2025	2024
Gross position	$7.9	$6.0	$(1.7)	$(6.6)	$—	$3.2	$(46.4)	$—
Impact of master netting agreements	(0.8)	(0.4)	0.8	0.4	—	—	—	—
Net amounts recognized on the Consolidated Balance Sheets	$7.1	$5.6	$(0.9)	$(6.2)	$—	$3.2	$(46.4)	$—
The following table details the effect of our derivative instruments on our Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized on	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Consolidated Statements of Operations	Year Ended December 31,
(In millions)		2025	2024	2023
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Foreign currency forward contracts	Cost of sales	$0.7	$0.3	$4.2
Treasury locks	Interest expense, net	0.2	0.1	0.1
Sub-total cash flow hedges		0.9	0.4	4.3
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other expense, net	41.8	(27.7)	12.0
Total		$42.7	$(27.3)	$16.3

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
The fair value, measured on a recurring basis, of our financial instruments, using the fair value hierarchy under GAAP are included in the following tables below:

	December 31, 2025
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$29.7	$29.7	$—	$—
Derivative financial and hedging instruments net asset (liability):
Foreign currency forward contracts	$6.2	$—	$6.2	$—
Cross-currency swaps	$(46.4)	$—	$(46.4)	$—

	December 31, 2024
(In millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$56.3	$56.3	$—	$—
Derivative financial and hedging instruments net (liability) asset:
Foreign currency forward contracts	$(0.6)	$—	$(0.6)	$—
Cross-currency swaps	$3.2	$—	$3.2	$—
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
Foreign currency forward contracts are included in Prepaid expenses and other current assets and Other current liabilities on the Consolidated Balance Sheets as of December 31, 2025 and 2024. Cross-currency swaps are included in Other non-current liabilities and Other non-current assets on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.
Equity Investments
Sealed Air maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 (“ASC 321”) for equity investments that do not have readily determinable fair values. We do not exercise significant influence over these companies. The following carrying value of these investments were included within Other non-current assets in our Consolidated Balance Sheets:

	December 31,
(In millions)	2025	2024	2023
Carrying value at the beginning of period	$13.9	$13.8	$13.3
Purchases	—	—	—
Impairments or downward adjustments	—	—	—
Upward adjustments	—	—	—
Currency translation on investments	0.8	0.1	0.5
Carrying value at the end of period	$14.7	$13.9	$13.8
As of December 31, 2025, cumulative upward adjustments to our equity investments were $6.6 million. There were no cumulative impairments or downward adjustments to our equity investments as of December 31, 2025.
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
The table below shows the carrying amounts and estimated fair values of our debt, excluding our lease liabilities:

		December 31, 2025		December 31, 2024
(In millions)	Interest rate	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A due March 2027(1)		$—	$—	$743.2	$743.2
Term Loan A due October 2030(1)(3)		371.6	371.6	—	—
Senior Secured Notes due October 2026	1.573%	599.2	586.5	598.1	564.5
Senior Notes due December 2027	4.000%	423.7	422.7	423.1	405.5
Senior Notes due February 2028	6.125%	769.4	787.8	767.0	777.4
Senior Notes due April 2029	5.000%	422.8	427.8	422.3	408.5
Senior Notes due February 2031	7.250%	421.8	442.0	421.3	439.1
Senior Notes due July 2032	6.500%	396.6	415.0	396.2	401.7
Senior Notes due July 2033	6.875%	447.2	474.0	446.9	468.2
Other foreign borrowings(1)		133.1	133.1	109.9	109.8
Other domestic borrowings		5.4	5.3	56.4	56.4
Total debt(2)		$3,990.8	$4,065.8	$4,384.4	$4,374.3

(1)Includes borrowings denominated in currencies other than U.S. dollars.
(2)The carrying amount and estimated fair value of debt excludes finance lease liabilities.
(3)On October 31, 2025, the Company and certain of its subsidiaries entered into a Credit Agreement with Bank of America, N.A., as agent, and the other financial institutions party thereto, which amends and restates terms, including the maturity of all of the credit facilities under the Credit Agreement to October 2030.
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

Note 18 Profit Sharing, Retirement Savings Plans, and Defined Benefit Pension Plans
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
The expense associated with our contributions to the U.S. profit sharing plan and retirement savings plan are charged to operations and amounted to $45.0 million in 2025, $46.8 million in 2024 and $45.7 million in 2023. In 2025, 824,393 shares were contributed as part of our contribution to the profit sharing plan related to 2024; in 2024, 707,590 shares were contributed as part of our contribution to the profit sharing plan related to 2023; and in 2023, 504,626 shares were contributed as part of our contribution to the profit sharing plan related to 2022. These shares were issued out of treasury stock.
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
The following table shows total benefit cost related to our pension plans and the classification on our Consolidated Statements of Operations for the three years ended December 31:

	Year Ended December 31,
(In millions)	2025	2024	2023
U.S. and international net periodic benefit cost included in cost of sales(1)	$1.2	$1.2	$1.0
U.S. and international net periodic benefit cost included in selling, general and administrative expenses	2.5	2.5	2.4
U.S. and international net periodic benefit cost and cost of special events included in other expense, net	0.3	2.1	4.8
Total benefit cost	$4.0	$5.8	$8.2

(1)The amount recorded in inventory for the years ended December 31, 2025, 2024, and 2023 was not material.
A number of our U.S. employees, including some employees who are covered by collective bargaining agreements, participate in defined benefit pension plans. Some of our international employees participate in defined benefit pension plans in their respective countries. The following table presents our funded status for 2025 and 2024 for our U.S. and international pension plans. The measurement date used to determine benefit obligations and plan assets is December 31 for all material plans.

	December 31, 2025			December 31, 2024
(In millions)	U.S.	International	Total	U.S.	International	Total
Change in benefit obligation:
Projected benefit obligation at beginning of period	$126.7	$476.5	$603.2	$135.5	$538.6	$674.1
Service cost	0.1	3.6	3.7	0.1	3.6	3.7
Interest cost	6.3	19.9	26.2	6.6	20.1	26.7
Actuarial loss (gain)	4.0	(10.8)	(6.8)	(3.7)	(25.5)	(29.2)
Settlement	—	(5.0)	(5.0)	—	(4.6)	(4.6)
Benefits paid	(11.4)	(28.4)	(39.8)	(11.8)	(26.3)	(38.1)
Employee contributions	—	0.9	0.9	—	0.9	0.9
Other	—	(0.5)	(0.5)	—	(0.4)	(0.4)
Foreign exchange impact	—	46.1	46.1	—	(29.9)	(29.9)
Projected benefit obligation at end of period	$125.7	$502.3	$628.0	$126.7	$476.5	$603.2
Change in plan assets:
Fair value of plan assets at beginning of period	$105.0	$442.6	$547.6	$106.6	$489.5	$596.1
Actual return on plan assets	9.7	16.9	26.6	3.5	(0.8)	2.7
Employer contributions	4.4	7.9	12.3	6.7	8.7	15.4
Employee contributions	—	0.9	0.9	—	0.9	0.9
Benefits paid	(11.4)	(28.4)	(39.8)	(11.8)	(26.3)	(38.1)
Settlement	—	(5.0)	(5.0)	—	(4.6)	(4.6)
Other	—	(0.5)	(0.5)	—	(0.4)	(0.4)
Foreign exchange impact	—	40.6	40.6	—	(24.4)	(24.4)
Fair value of plan assets at end of period	$107.7	$475.0	$582.7	$105.0	$442.6	$547.6
Underfunded status at end of year	$(18.0)	$(27.3)	$(45.3)	$(21.7)	$(33.9)	$(55.6)
Accumulated benefit obligation at end of year	$125.7	$492.4	$618.1	$126.7	$468.2	$594.9
Actuarial gains resulting in a decrease in our projected benefit obligation for the year ended December 31, 2025, were primarily due to a decrease in the price inflation rate for our U.K. plans of 20 to 40 basis points. Additional gains arose from a small increase in the weighted-average discount rate for our global plans, as well as from the adoption of updated mortality assumptions in the U.K. Actuarial gains resulting in a decrease in our projected benefit obligation for the year ended December 31, 2024, were primarily due to an increase in weighted average discount rates for our U.S. and International plans of 40 basis points and 20 basis points, respectively.
Amounts included in the Consolidated Balance Sheets are summarized in the following table:

	December 31, 2025			December 31, 2024
(In millions)	U.S.	International	Total	U.S.	International	Total
Other non-current assets	$—	$53.5	$53.5	$—	$39.6	$39.6
Other current liabilities	—	(4.6)	(4.6)	—	(3.5)	(3.5)
Other non-current liabilities	(18.0)	(78.9)	(96.9)	(21.7)	(71.1)	(92.8)
Net amount recognized(1)	$(18.0)	$(30.0)	$(48.0)	$(21.7)	$(35.0)	$(56.7)

(1)Includes the underfunded status of material plans as presented in the previous table, as well as the underfunded status of other plans deemed to be immaterial.
The following table shows the components of our net periodic benefit cost for the years ended December 31, for our pension plans:

	December 31, 2025			December 31, 2024			December 31, 2023
(In millions)	U.S.	International	Total	U.S.	International	Total	U.S.	International	Total
Components of net periodic benefit cost:
Service cost	$0.1	$3.6	$3.7	$0.1	$3.6	$3.7	$0.1	$3.3	$3.4
Interest cost	6.3	19.9	26.2	6.6	20.1	26.7	7.2	21.4	28.6
Expected return on plan assets	(7.4)	(24.3)	(31.7)	(7.0)	(22.6)	(29.6)	(7.2)	(21.8)	(29.0)
Amortization of net prior service cost	—	0.2	0.2	—	0.3	0.3	—	0.2	0.2
Amortization of net actuarial loss	1.7	3.7	5.4	1.7	3.9	5.6	1.5	3.3	4.8
Net periodic benefit cost	0.7	3.1	3.8	1.4	5.3	6.7	1.6	6.4	8.0
Settlement cost (income)	—	0.2	0.2	—	(0.9)	(0.9)	—	0.2	0.2
Total benefit cost	$0.7	$3.3	$4.0	$1.4	$4.4	$5.8	$1.6	$6.6	$8.2
The amounts included in AOCL that have not yet been recognized as components of net periodic benefit cost at December 31, 2025 and 2024 are:

	December 31, 2025			December 31, 2024
(In millions)	U.S.	International	Total	U.S.	International	Total
Unrecognized net prior service cost	$0.3	$4.0	$4.3	$0.3	$4.2	$4.5
Unrecognized net actuarial loss	41.4	139.7	181.1	41.3	146.9	188.2
Total	$41.7	$143.7	$185.4	$41.6	$151.1	$192.7

Changes in plan assets and benefit obligations reflected in AOCL for the years ended December 31, 2025 and 2024 were as follows:

	December 31, 2025			December 31, 2024
(In millions)	U.S.	International	Total	U.S.	International	Total
Current year actuarial loss (gain)	$1.7	$(3.4)	$(1.7)	$(0.2)	$(2.0)	$(2.2)
Prior service cost occurring during the year	0.1	—	0.1	—	—	—
Amortization of net actuarial loss	(1.7)	(3.6)	(5.3)	(1.7)	(3.9)	(5.6)
Amortization of net prior service cost	—	(0.2)	(0.2)	—	(0.2)	(0.2)
Settlement	—	(0.2)	(0.2)	—	0.9	0.9
Total	$0.1	$(7.4)	$(7.3)	$(1.9)	$(5.2)	$(7.1)

Information for plans with accumulated benefit obligations in excess of plan assets as of December 31, 2025 and 2024 are as follows:

	December 31, 2025			December 31, 2024
(In millions)	U.S.	International	Total	U.S.	International	Total
Accumulated benefit obligation	$125.7	$102.5	$228.2	$126.7	$93.5	$220.2
Fair value of plan assets	107.6	29.3	136.9	105.0	25.9	130.9
Information for plans with projected benefit obligations in excess of plan assets as of December 31, 2025 and 2024 are as follows:

	December 31, 2025			December 31, 2024
(In millions)	U.S.	International	Total	U.S.	International	Total
Projected benefit obligation	$125.7	$111.1	$236.8	$126.7	$99.5	$226.2
Fair value of plan assets	107.6	30.2	137.8	105.0	25.9	130.9

Actuarial Assumptions
Weighted average assumptions used to determine benefit obligations at December 31, 2025 and 2024 were as follows:

	December 31, 2025		December 31, 2024
	U.S.	International	U.S.	International
Benefit obligations
Discount rate	5.2%	4.4%	5.6%	4.2%
Rate of compensation increase	N/A	2.4%	N/A	2.1%
Cash balance interest credit rate	4.0%	1.5%	4.3%	1.5%
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, were as follows:

	December 31, 2025		December 31, 2024		December 31, 2023
	U.S.	International	U.S.	International	U.S.	International
Net periodic benefit cost
Discount rate	5.6%	4.2%	5.1%	3.9%	5.5%	4.5%
Expected long-term rate of return	7.3%	5.4%	6.7%	4.9%	6.7%	4.8%
Rate of compensation increase	N/A	2.1%	N/A	2.5%	N/A	2.5%
Cash balance interest credit rate	4.3%	1.5%	3.9%	1.4%	4.2%	2.2%
Estimated Future Benefit Payments
We expect the following estimated future benefit payments, which reflect expected future service as appropriate, to be paid in the years indicated:

	Amount (In millions)
Year	U.S.	International	Total
2026	$11.4	$31.2	$42.6
2027	11.1	29.7	40.8
2028	10.8	31.1	41.9
2029	10.9	33.8	44.7
2030	10.6	33.6	44.2
2031 to 2035 (combined)	49.6	179.5	229.1
Total	$104.4	$338.9	$443.3
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
In some of our international pension plans, we have purchased bulk annuity contracts (buy-ins). These annuity contracts provide cash flows that match the future benefit payments for a specific group of pensioners. These contracts are issued by third party insurance companies with no affiliation to Sealed Air. Insurance companies from which we purchase the annuity contracts are assessed as credit worthy. As of December 31, 2025 and 2024, buy-ins represented $97.5 million and $94.7 million of total plan assets, respectively. The value of these assets is actuarially determined based on the present value of the underlying liabilities.
We currently expect our contributions to the pension plans to be approximately $9.9 million in 2026. Additionally, we expect benefits paid directly by the Company related to our defined benefit pension plans to be $4.7 million in 2026.
The fair values of our U.S. and international pension plan assets, by asset category and by the level of fair values are as follows:

	December 31, 2025					December 31, 2024
	Total					Total
(In millions)	Fair Value	Level 1	Level 2	Level 3	NAV(5)	Fair Value	Level 1	Level 2	Level 3	NAV(5)
Cash and cash equivalents(1)	$9.6	$2.9	$6.7	$—	$—	$10.0	$2.2	$7.8	$—	$—
Fixed income funds(2)	269.7	—	163.5	—	106.2	253.6	—	146.6	—	107.0
Equity funds(3)	78.7	—	42.7	—	36.0	73.4	—	39.0	—	34.4
Other(4)	224.7	—	1.4	169.8	53.5	210.6	—	1.2	157.0	52.4
Total	$582.7	$2.9	$214.3	$169.8	$195.7	$547.6	$2.2	$194.6	$157.0	$193.8

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
(5)These assets are measured at Net Asset Value (“NAV”) as a practical expedient under ASC Topic 820, “Fair Value Measurement” (“ASC Topic 820”).
The following table shows the activity of our U.S. and international plan assets that are measured at fair value using Level 3 inputs:

	December 31,
(In millions)	2025	2024
Balance at beginning of period	$157.0	$169.2
Gain (loss) on assets still held at end of year	7.6	(0.7)
Purchases, sales, issuance, and settlements	(7.9)	(7.8)
Foreign exchange gain (loss)	13.1	(3.7)
Balance at end of period	$169.8	$157.0
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
Contributions made by us, net of Medicare Part D subsidies received in the U.S., are reported below as benefits paid. We may change the benefits at any time. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans, follows:

	December 31,
(In millions)	2025	2024
Change in benefit obligations:
Benefit obligation at beginning of period	$28.5	$30.4
Interest cost	1.3	1.4
Actuarial gain	(1.6)	(1.1)
Benefits paid, net	(2.5)	(2.2)
Benefit obligation at end of period	$25.7	$28.5
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	2.5	2.2
Benefits paid, net	(2.5)	(2.2)
Fair value of plan assets at end of period	$—	$—
Net amount recognized:
Underfunded status	$(25.7)	$(28.5)
Accumulated benefit obligation at end of year	$25.7	$28.5
Amounts recognized in the consolidated balance sheets consist of:
Current liability	$(3.9)	$(4.0)
Non-current liability	(21.8)	(24.5)
Net amount recognized	$(25.7)	$(28.5)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial gain	$(7.6)	$(6.2)
Net prior service credit	(0.6)	(1.0)
Total	$(8.2)	$(7.2)
Actuarial gains resulting in a decrease to our accumulated benefit obligation for the year ended December 31, 2025, were primarily due to a decrease in the expected utilization rate of 15 percentage points. Actuarial gains resulting in a decrease to our accumulated benefit obligation for the year ended December 31, 2024, were primarily due to an increase in the discount rate of 40 basis points. The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 5.1% at December 31, 2025 and 5.5% at December 31, 2024.
The components of net periodic benefit cost were as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Components of net periodic benefit cost:
Interest cost	$1.3	$1.4	$1.6
Amortization of net actuarial gain	(0.3)	(0.2)	(0.1)
Amortization of net prior service credit	(0.3)	(0.3)	(0.3)
Net periodic benefit cost	$0.7	$0.9	$1.2
Impact of settlement/curtailment	—	—	—
Total benefit cost for fiscal year	$0.7	$0.9	$1.2
The amortization of any prior service credit is determined using a straight-line amortization of the credit over the average remaining service period of employees expected to receive benefits under the plan. Changes in benefit obligations that were recognized in AOCL for the years ended December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025			December 31, 2024
(In millions)	U.S.	International	Total	U.S.	International	Total
Current year actuarial gain	$(1.6)	$—	$(1.6)	$(1.1)	$—	$(1.1)
Amortization of actuarial gain	0.2	0.1	0.3	0.1	0.1	0.2
Amortization of prior service credit	0.3	—	0.3	0.3	—	0.3
Total	$(1.1)	$0.1	$(1.0)	$(0.7)	$0.1	$(0.6)
Healthcare Cost Trend Rates
The assumed healthcare cost trend rates have an effect on the amounts recognized in our Consolidated Statements of Operations for the healthcare plans. For the year ended December 31, 2025, healthcare cost trend rates were assumed to be 7.0% for the U.S. plan and 5.0% for the Canada plan. The trend rates assumed for 2026 are 8.0% and 5.0% for the U.S. and Canada plan, respectively. Rates are expected to decrease to 4.5% by 2039 for the U.S. plan, and remain unchanged in future years for the Canada plan.
Expected post-retirement benefits (net of Medicare Part D subsidies) for each of the next five years and succeeding five years are as follows:

Year	Amount (In millions)
2026	$3.9
2027	3.4
2028	2.9
2029	2.5
2030	2.3
2031 to 2035 (combined)	8.4
Total	$23.4

Note 20 Income Taxes
In 2025, 2024 and 2023, we recorded tax provisions of $35.3 million, $188.9 million, and $90.4 million, respectively. Cash tax payments, net of refunds were $172.2 million, $109.7 million, and $357.7 million for 2025, 2024 and 2023, respectively.
One Big Beautiful Bill Act ("OBBBA")
On July 4, 2025, the OBBBA, which includes a broad range of tax reform provisions that may affect a Company's financial results, was signed into law. The OBBBA allows an elective deduction for domestic Research and Development (“R&D”), a reinstatement of elective 100% first-year bonus depreciation, and a more favorable tax rate on Foreign-Derived Deduction Eligible Income (“FDDEI”) and income from non-U.S. subsidiaries (Net CFC tested income), among other provisions. For the year ended December 31, 2025, the primary impact of the OBBBA to the Company’s tax provision was the accelerated expensing of domestic R&D activities, which reduced the current tax liability and corresponding deferred tax asset and additionally decreased the Company’s income eligible for FDDEI. OBBBA did not materially impact the Company’s overall tax expense.
The components of earnings before income tax provision were as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Domestic	$162.2	$150.0	$134.8
Foreign	314.3	308.4	294.9
Total	$476.5	$458.4	$429.7

The components of our income tax provision were as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Current tax (benefit) expense:
Federal	$(114.8)	$90.0	$23.6
State and local	9.1	13.4	13.2
Foreign	67.6	101.9	81.8
Total current (benefit) expense	$(38.1)	$205.3	$118.6
Deferred tax expense (benefit):
Federal	$57.6	$(51.1)	$(28.1)
State and local	3.7	1.5	(5.8)
Foreign	12.1	33.2	5.7
Total deferred tax expense (benefit)	73.4	(16.4)	(28.2)
Total income tax provision	$35.3	$188.9	$90.4
Deferred tax assets (liabilities) consist of the following:

	December 31,
(In millions)	2025	2024
Accruals not yet deductible for tax purposes	$25.1	$30.7
Net operating loss carryforwards	222.6	186.3
Foreign, federal and state credits	35.5	23.8
Employee benefit items	36.8	46.8
Capitalized expenses	79.9	138.8
Derivatives and other	49.9	45.5
Sub-total deferred tax assets	449.8	471.9
Valuation allowance	(219.8)	(183.3)
Total deferred tax assets	$230.0	$288.6

Depreciation and amortization	$(101.0)	$(97.5)
Unremitted foreign earnings	(1.7)	(1.6)
Intangible assets	(98.9)	(103.6)
Total deferred tax liabilities	(201.6)	(202.7)
Net deferred tax assets	$28.4	$85.9
The decrease in total deferred tax assets is primarily related to the elective deduction for domestic R&D, partially offset by disallowed interest expense and the generation of U.S. Federal net operating losses. Valuation allowances have been provided based on the uncertainty of realizing the tax benefits of certain deferred tax assets, primarily:
•$201.3 million of foreign items, primarily foreign net operating losses; and
•$14.6 million of tax credits, primarily U.S. state tax credits and U.S. foreign tax credits
For the year ended December 31, 2025, the valuation allowances increased by $36.5 million. The change is primarily driven by foreign currency translation adjustments and the establishment of a valuation allowance in Luxembourg.
As of December 31, 2025, we have foreign net operating loss carryforwards of $884.0 million expiring in years beginning in 2026, with most losses having an unlimited carryover. The U.S. Federal net operating loss carryforward totaling $44.0 million has an unlimited carryover and the state net operating loss carryforwards totaling $151.3 million expire in various amounts over 1 to 30 years.
As of December 31, 2025, we have $26.6 million of federal tax credit carryforwards and $11.2 million of state credit carryovers expiring between 2026 and 2035.

The Company has indefinitely reinvested most of its foreign earnings, which are the principal component of U.S. and foreign outside basis differences. Remitting these foreign earnings would result in additional foreign and U.S. income tax consequences, the net tax costs of which are not practicable to determine.
As the Company has adopted ASU 2023‑09, the following table presents the reconciliation of provision for income taxes, with the amount computed by applying the statutory federal income tax rate, 21%, for the year ended December 31, 2025:

	Year Ended December 31,
(In millions)	2025
U.S. federal income tax expense	$100.1	21.0%
State income taxes, net of federal tax benefit (1)	11.4	2.4%
Foreign tax effects:
Luxembourg
Net change in valuation allowance	16.4	3.4%
Other	0.5	0.1%
Other foreign jurisdictions	17.5	3.7%
Effect of cross-border tax laws
Subpart F (net of credits)	13.4	2.8%
Other	0.9	0.2%
Tax credits	(2.6)	(0.5)%
Net change in valuation allowance	1.1	0.2%
Net change in unrecognized tax benefits	(127.9)	(26.8)%
Nontaxable or nondeductible items	7.7	1.6%
Other	(3.2)	(0.7)%
Income tax provision and rate	$35.3	7.4%

(1)For the year ended December 31, 2025, state income taxes in California, Pennsylvania, Iowa, Florida, Tennessee, and North Carolina made up the majority (greater than 50%) of the tax effect in this category.
The following table presents the reconciliation of provision for income taxes, with the amount computed by applying the statutory federal income tax rate, 21%, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(In millions)	2024		2023
Computed expected tax	$96.2	21.0%	$90.2	21.0%
State income taxes, net of federal tax benefit	12.1	2.6%	4.8	1.1%
Foreign earnings taxed at different rates	24.9	5.4%	4.5	1.0%
U.S. tax on foreign earnings	10.8	2.4%	14.9	3.5%
Tax credits	(24.2)	(5.3)%	(27.6)	(6.4)%
Withholding tax	4.4	1.0%	6.0	1.4%
Net change in valuation allowance	(3.3)	(0.7)%	13.0	3.0%
Net change in unrecognized tax benefits	12.2	2.7%	(22.3)	(5.2)%
Deferred tax adjustments	43.3	9.4%	0.4	0.1%
Other	12.5	2.7%	6.5	1.5%
Income tax provision and rate	$188.9	41.2%	$90.4	21.0%

The following table shows the total and components of our income taxes paid (net of refunds received) for each jurisdiction for the year ended December 31, 2025:

Year Ended December 31,
(In millions)	2025
Federal	$49.5
State and local	$12.2
Foreign
Mexico	$25.5
United Kingdom	13.9
Argentina	9.7
Others(1)	61.4
Total	$172.2

(1)Jurisdictions that do not meet the separate reporting requirement threshold of 5 percent.
Income taxes paid (net of refunds received) for the years ended December 31, 2024 and 2023 were $109.7 million and $357.7 million, respectively.
Unrecognized Tax Benefits
We are providing the following disclosures related to our unrecognized tax benefits and the effect on our effective income tax rate if recognized:

	Year Ended December 31,
(In millions)	2025	2024	2023
Beginning balance of unrecognized tax benefits	$227.4	$236.6	$420.1
Additions for tax positions of current year	3.8	2.3	0.9
Additions for tax positions of prior years	9.9	1.8	7.5
Reductions for tax positions of prior years	(0.2)	(11.7)	(0.4)
Reductions for lapses of statutes of limitation and settlements	(207.4)	(1.6)	(191.5)
Ending balance of unrecognized tax benefits	$33.5	$227.4	$236.6

In 2025, our unrecognized tax benefit decreased by $193.9 million primarily related to the resolution of U.S. and international tax matters. In 2024, our unrecognized tax benefit decreased by $9.2 million, primarily related to foreign currency translation adjustments on unrecognized tax benefits.
If the unrecognized tax benefits at December 31, 2025 were recognized, our income tax provision would decrease by $32.4 million, resulting in a lower effective tax rate.
Most of the unrecognized tax benefit amount of $33.5 million relates to North America.
Net Income reflected in Discontinued Operations for the year ended December 31, 2025 was $64.3 million and is primarily the result of the reduction of uncertain tax positions associated with the resolution of U.S. tax matters. Interest and penalties were $16.0 million of this amount.
Interest and penalties recorded in Continuing Operations were $58.3 million of income related to reversal of accruals associated with uncertain tax positions in 2025 and $10.4 million and $8.4 million of expense, respectively, in 2024 and 2023. We had gross liabilities recorded in Unrecognized Tax Benefits for interest and penalties of $13.7 million at December 31, 2025, $107.9 million at December 31, 2024 and $97.3 million at December 31, 2023.
Income Tax Returns
The IRS had proposed to disallow for the 2014 taxable year the entirety of the deduction of the approximately $1.49 billion in settlement payments made in 2014 to resolve all current and future asbestos-related claims made against us and our affiliates in connection with a 1998 multi-step transaction (the “Cryovac transaction”) involving W.R. Grace & Co. (“Grace”) which brought the Cryovac packaging business and the former Sealed Air’s business under the common ownership of the Company, and the subsequent Grace bankruptcy, as well as certain related indemnification claims, and the resulting reduction of our U.S. federal tax liability by approximately $525 million. We reached a definitive agreement with the IRS Independent Office of Appeals to settle this matter during the fourth quarter of 2023. In the third quarter of 2025, we resolved IRS audits associated with the years 2017 through 2019.
State income tax returns are generally subject to examination for a period of 3 to 5 years after their filing date. We have various state income tax returns in the process of examination and are generally open to examination for periods after 2014.
Our foreign income tax returns are under examination in various jurisdictions in which we conduct business. The statute of limitations in foreign jurisdictions generally range from 3 to 5 years after the tax return filing date. We have various foreign returns in the process of examination and have generally concluded income tax matters in other foreign jurisdictions for the years prior to 2018.
The OECD has issued Pillar Two model rules introducing a new global minimum tax of 15% effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world have enacted Pillar Two legislation. We recorded $1.6 million and $0.7 million of Pillar Two tax for the year ending December 31, 2025 and 2024, respectively.
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
Note 21 Commitments and Contingencies
Litigation and Claims
On July 18, 2024, Water.IO Ltd (“Water.IO”) filed a complaint against the Company for breach of contract and breach of the implied covenant of good faith and fair dealing in state court in Mecklenburg County, North Carolina. The Company separately filed a complaint against Water.IO for unfair and deceptive trade practices in federal court in Charlotte, North Carolina. The Company and Water.IO thereafter agreed to remove all disputes to North Carolina State Business Court and the Company dismissed the federal lawsuit and asserted its claims as counterclaims in the state court action. On August 14, 2024, the matter was removed to North Carolina State Business Court. The complaint and the counterclaims primarily stem from a 2018 Purchase Agreement, as amended, between the parties (the “Water.IO Agreement”) for the purchase of approximately $25 million of sensors by the Company from Water.IO over the term of the agreement. The Company contends that its termination was valid because Water.IO breached the Water.IO Agreement by failing to deliver sensors that complied with the parties’ agreed specifications. On September 5, 2025, the court ruled in favor of the Company on a motion for partial summary judgment, limiting Water.IO’s potential recovery to direct damages. Thereafter, Water.IO made a motion to amend its complaint which the Company opposed. The court ultimately denied Water.IO’s motion to amend. On December 16, 2025, the Company and Water.IO executed a Settlement Agreement, which the court accepted. The settlement did not have a material impact on the Company's financial position. This matter is now considered closed.
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
As of December 31, 2025, the Company has no reason to believe a loss exceeding amounts already recognized would be incurred.
Other Matters
We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations including potential impact to cash flows.
Other Principal Contractual Obligations
At December 31, 2025, we had other principal contractual obligations, which included agreements to purchase an estimated amount of goods, including raw materials, or services in the normal course of business, aggregating to approximately $147.1 million. The estimated future cash outlays are as follows:

Year	Amount (In millions)
2026	$87.3
2027	42.9
2028	8.8
2029	5.9
2030	2.2
Total	$147.1
Asset Retirement Obligations
The Company has recorded asset retirement obligations primarily associated with asbestos abatement, lease restitution and the removal of underground tanks. The Company's asset retirement obligation liabilities were $12.1 million and $11.2 million at December 31, 2025 and 2024, respectively. The Company also recorded assets within property and equipment, net which included $2.7 million and $2.3 million related to buildings and $6.9 million related to leasehold improvements as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, accumulated depreciation related to buildings was $1.8 million and $1.6 million and leasehold improvements was $5.2 million and $4.8 million, respectively. Accretion expense was $0.4 million for the years ended December 31, 2025, 2024, and 2023.
Note 22 Stockholders’ Equity

Repurchase of Common Stock
On August 2, 2021, the Board of Directors approved a new share repurchase program of $1.0 billion. This current program has no expiration date and replaced all previous authorizations. As of December 31, 2025, there was $536.5 million remaining under the currently authorized program. Share repurchases made prior to August 2, 2021 were under previous Board of Directors share repurchase authorizations, specifically the $1.0 billion authorization made in May 2018. No shares were repurchased during the years ended December 31, 2025 and 2024, respectively.
During the year ended December 31, 2023, we repurchased 1,529,575 shares, for approximately $79.8 million with an average share price of $52.20. These repurchases were made pursuant to the share repurchase program authorized by our Board of Directors under open market transactions, including through plans complying with Rule 10b5-1 under the Exchange Act.
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
Dividends
The following table shows our total cash dividends paid in the years ended December 31, 2025, 2024, and 2023:

(In millions, except per share amounts)	Total Cash Dividends Paid	Total Cash Dividends Paid per Common Share
2023	$117.9	$0.80
2024	117.9	0.80
2025	119.1	0.80
On February 16, 2026, our Board of Directors declared a quarterly cash dividend of $0.20 per common share payable on March 27, 2026 to stockholders of record at the close of business on March 13, 2026. The estimated amount of the dividend payment is $29.5 million, based on 147.4 million shares of our common stock issued and outstanding as of February 23, 2026.
The dividend payments discussed above are recorded as a reduction to Cash and cash equivalents with an offset to Retained earnings on our Consolidated Balance Sheets. Our senior secured credit facility and our senior notes contain covenants that restrict our ability to declare or pay dividends and repurchase stock. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial condition and results of operations. There is no guarantee that our Board of Directors will declare any future dividends.
Common Stock
The following is a summary of changes in shares of our common stock and common stock in treasury:

	December 31,
	2025	2024	2023
Changes in common stock:
Number of shares, beginning of year	154,610,375	154,054,011	233,233,456
Shares issued for vested restricted stock units	633,151	397,034	466,634
Shares issued for 2020 three-year PSU awards	—	—	273,438
Shares issued for 2021 three-year PSU awards	—	96,595	—
Shares issued for 2022 three-year PSU awards	27,052	—	—
Shares issued for other performance-based awards	—	—	6,839
Shares issued for stock leverage opportunity awards (SLO)	—	31,427	40,200
Shares granted and issued under the Omnibus Incentive Plan and Directors Stock Plan to Directors	36,543	31,308	33,444
Shares canceled and retired	—	—	(80,000,000)
Number of shares issued, end of year	155,307,121	154,610,375	154,054,011
Changes in common stock in treasury:
Number of shares held, beginning of year	8,878,702	9,586,292	88,561,343
Shares canceled and retired	—	—	(80,000,000)
Repurchase of common stock	—	—	1,529,575
Profit sharing contribution paid in stock	(824,393)	(707,590)	(504,626)
Number of shares held, end of year	8,054,309	8,878,702	9,586,292
Number of common stock outstanding, end of year	147,252,812	145,731,673	144,467,719
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
In 2018, 2021, and 2024, the Board of Directors adopted, and our stockholders approved, amendments and restatements to the Omnibus Incentive Plan, adding 2,199,114; 2,999,054 and 1,138,896 shares of common stock to the share pool previously available under the Omnibus Incentive Plan, respectively.
A summary of the changes in common shares available for awards under the Omnibus Incentive Plan and Predecessor Plans follows:

	December 31,
	2025	2024	2023
Number of shares available, beginning of year	4,423,816	4,354,974	5,089,324
Newly approved shares under Omnibus Incentive Plan	—	1,138,896	—
Restricted stock units awarded	(1,251,931)	(1,524,357)	(804,175)
Restricted stock units forfeited	464,681	355,322	151,671
Shares issued for 2020 three-year PSU awards	—	—	(273,438)
Shares issued for 2021 three-year PSU awards	—	(96,595)	—
Shares issued for 2022 three-year PSU awards	(27,052)	—	—
Shares issued for other performance-based awards	—	—	(6,839)
Restricted stock units awarded for SLO awards	—	—	(32,330)
Restricted stock units forfeited related to SLO program	—	14,017	—
Director shares granted and issued	(27,747)	(19,789)	(21,341)
Director units granted and deferred(1)	(12,162)	(20,793)	(18,352)
Shares withheld for taxes(2)	372,240	222,141	270,454
Number of shares available, end of year(3)	3,941,845	4,423,816	4,354,974

(1)Director units granted and deferred include the impact of share-settled dividends earned and deferred on deferred shares.
(2)The Omnibus Incentive Plan and 2005 Contingent Stock Plan permit withholding of taxes and other charges that may be required by law to be paid attributable to awards by withholding a portion of the shares attributable to such awards.
(3)The above table excludes approximately 0.6 million contingently issuable shares under PSU awards, which represents the maximum number of shares that could be issued under those awards as of December 31, 2025.
We record share-based incentive compensation expense in Selling, general and administrative expenses and Cost of sales on our Consolidated Statements of Operations for both equity-classified and liability-classified awards. We record a corresponding credit to Additional paid-in capital within Stockholders’ equity for equity-classified awards, and to either Other current liabilities or Other non-current liabilities for liability-classified awards based on the fair value of the share-based incentive compensation awards at the date of grant. Total expense for the liability-classified awards continues to be remeasured to fair value at the end of each reporting period. We recognize an expense or credit reflecting the straight-line recognition, net of estimated forfeitures, of the expected cost of the awards. The number of PSUs earned may equal, exceed, or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed, or not met.
The following table summarizes the Company’s pre-tax share-based incentive compensation expense and related income tax benefit for the years ended December 31, 2025, 2024, and 2023 related to the Company’s PSU awards, SLO awards and restricted stock awards:

(In millions)	2025	2024	2023
Total share-based incentive compensation expense(1)	$41.1	$33.0	$34.2
Associated tax benefits recognized	$7.4	$6.7	$7.5

(1)    Amounts do not include expense related to our U.S. profit sharing contributions made in the form of our common stock, as these contributions are not considered share-based incentive compensation.
Restricted Stock, Restricted Stock Units and Cash-Settled Restricted Stock Unit Awards
Restricted stock, restricted stock units and cash-settled restricted stock unit awards (cash payment in an amount equal to the value of the shares on the vesting date) provide for a vesting period. Awards vest earlier in the event of the participant’s death or disability. If a participant terminates employment prior to vesting, then the award of restricted stock, restricted stock units or cash-settled restricted stock unit awards is forfeited, except for certain circumstances following a change in control. The P&C Committee of the Board of Directors may waive the forfeiture of all or a portion of an award. Generally, restricted stock, restricted stock units, and cash-settled stock unit awards pay dividend equivalents upon vesting.
The following table summarizes activity for unvested restricted stock units for 2025:

	Restricted stock units
	Shares	Weighted-Average per Share Fair Value on Grant Date	Aggregate Intrinsic Value (In millions)
Non-vested at December 31, 2024	1,902,428	$39.21
Granted	1,251,931	$32.93
Vested	(1,005,391)	$39.39	$39.6
Forfeited or expired	(464,681)	$36.01
Non-vested at December 31, 2025	1,684,287	$34.75
A summary of the Company’s fair values of its vested restricted stock units are shown in the following table:

	December 31,
(In millions)	2025	2024	2023
Fair value of restricted stock units vested	$35.3	$20.6	$33.6
Unrecognized compensation cost and the weighted average period over which the compensation cost is expected to be recognized for its non-vested restricted stock units are shown in the following table:

(In millions)	Unrecognized Compensation Cost	Weighted Average to be recognized (in years)
Restricted Stock units	$36.0	1.1
The non-vested cash awards excluded from table above had $2.2 million unrecognized compensation costs and weighted-average remaining contractual life of approximately 1.0 years. We have recognized liabilities of $1.5 million and $1.0 million within Other current liabilities on our Consolidated Balance Sheets, as of December 31, 2025 and 2024, respectively. Cash paid for vested cash-settled restricted stock unit awards was $1.1 million in 2025 and 2024.
PSU Awards
Three-year PSU awards for 2023, 2024 and 2025
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
The performance goals, weightings and other information regarding PSU awards for 2023, 2024, and 2025 are set forth below:
2023 Three-year PSU Awards: (i) three-year compound annual growth rate (“CAGR”) of consolidated Adjusted EBITDA weighted at 50% and (ii) return on invested capital (“ROIC”) weighted at 50%. Calculation of final achievement on each performance metric is subject to an upward or downward adjustment of up to 25% of the overall combined achievement percentage, based on the results of a relative total shareholder return (“TSR”) modifier. The comparator group for the relative TSR modifier is S&P 500 component companies as of the beginning of the performance period. Shareholder return in the top quartile of the comparator group increases overall achievement of performance metrics by 25% while shareholder return in the bottom quartile of the comparator group decreases overall achievement of the performance metrics by 25%. The total number of shares to be issued, including the modifier, for these awards can range from zero to 250% of the target number of shares.

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
2024 Three-year PSU Awards: (i) three-year CAGR of consolidated Adjusted EBITDA weighted at 50% and (ii) ROIC weighted at 50%. Calculation of final achievement on each performance metric is subject to an upward or downward adjustment of up to 25% of the overall combined achievement percentage, based on the results of a relative TSR modifier. The comparator group for the relative TSR modifier is comprised of a custom Peer Group as of the beginning of the performance period. Shareholder return in the top quartile of the comparator group increases overall achievement of performance metrics by 25% while shareholder return in the bottom quartile of the comparator group decreases overall achievement of the performance metrics by 25%. The total number of shares to be issued, including the modifier, for these awards can range from zero to 250% of the target number of shares.

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
2025 Three-year PSU Awards: (i) the weighting of each the award year’s diluted earnings per share compared to a target established using the prior year’s performance adjusted for a predetermined growth percentage (“Adjusted EPS Growth") weighted at 50% and (ii) ROIC weighted at 50%. Calculation of final achievement on each performance metric is subject to an upward or downward adjustment of up to 25% of the overall combined achievement percentage, based on the results of a relative TSR modifier. The comparator group for the relative TSR modifier is comprised of a custom Peer Group as of the beginning of the performance period. Shareholder return in the top quartile of the comparator group increases overall achievement of performance metrics by 25% while shareholder return in the bottom quartile of the comparator group decreases overall achievement of the performance metrics by 25%. The total number of shares to be issued, including the modifier, for these awards can range from zero to 250% of the target number of shares.

	Adjusted EPS Growth	ROIC
February 18, 2025 grant date
Number of units granted	80,477	80,477
Fair value on grant date (per unit)	$35.83	$35.83
March 3, 2025 grant date
Number of units granted	19,084	19,084
Fair value on grant date (per unit)	$34.82	$34.82
March 31, 2025 grant date
Number of units granted	5,544	5,544
Fair value on grant date (per unit)	$29.74	$29.74
August 25, 2025 grant date
Number of units granted	3,997	3,997
Fair value on grant date (per unit)	$34.88	$34.88
The assumptions used to calculate the grant date fair value of the PSUs are shown in the following table:

	Expected price volatility	Risk-free interest rate
February 18, 2025 grant date	32.3%	4.3%
March 3, 2025 grant date	32.7%	3.9%
March 31, 2025 grant date	32.5%	3.9%
August 25, 2025 grant date	33.9%	3.7%

The following table summarizes activity for outstanding three-year PSU awards for 2025:

	Shares	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2024	281,806
Granted(1)	218,201
Performance adjustment(2)	(13,566)
Converted	(40,752)	$2.9
Forfeited or expired	(130,544)
Outstanding at December 31, 2025	315,145
Fully vested at December 31, 2025	86,419	$3.9

(1)This represents the target number of performance units granted. Actual number of PSUs earned, if any, is dependent upon performance and may range from 0% to 250% of the target for three-year PSU awards.
(2)Represents units unearned and not distributed below target for 2022 three-year PSUs awards.
The following table summarizes activity for non-vested three-year PSU awards for 2025:

	Shares	Weighted-Average per Share Fair Value on Grant Date
Non-vested at December 31, 2024	168,039	$41.18
Granted	218,201	33.08
Vested	(26,970)	46.23
Forfeited or expired	(130,544)	38.51
Non-vested at December 31, 2025	228,726	$35.18
A summary of the Company’s fair value for its vested three-year PSU awards is shown in the following table:

(In millions)	2025	2024	2023
Fair value of PSU awards vested	$3.6	$3.8	$9.5
A summary of the Company’s unrecognized compensation cost for PSU awards at the current estimated earned payout based on the probable outcome of the performance condition and weighted average periods over which the compensation cost is expected to be recognized as shown in the following table:

(In millions)	Unrecognized Compensation Costs	Weighted Average to be recognized (in years)
2025 Three-year PSU Awards	5.1	2
2024 Three-year PSU Awards	1.2	1
2023 Three-year PSU Awards	—	0

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

Note 23 Accumulated Other Comprehensive Loss
The following table provides details of comprehensive loss:

(In millions)	Unrecognized Pension Items	Cumulative Translation Adjustment(1)	Unrealized (Losses) Gains on Derivative Instruments for net investment hedge	Unrealized (Losses) Gains on Derivative Instruments for cash flow hedge	Accumulated Other Comprehensive Loss, Net of Taxes
Balance at December 31, 2023	$(146.4)	$(770.6)	$(38.1)	$(0.4)	$(955.5)
Other comprehensive income (loss) before reclassifications	1.1	(146.5)	17.4	4.4	(123.6)
Less: amounts reclassified from accumulated other comprehensive loss	3.5	—	—	(0.3)	3.2
Net current period other comprehensive income (loss)	4.6	(146.5)	17.4	4.1	(120.4)
Balance at December 31, 2024	$(141.8)	$(917.1)	$(20.7)	$3.7	$(1,075.9)
Other comprehensive income (loss) before reclassifications	2.5	207.3	(37.3)	(2.3)	170.2
Less: amounts reclassified from accumulated other comprehensive loss	4.0	0.5	—	(0.7)	3.8
Net current period other comprehensive income (loss)	6.5	207.8	(37.3)	(3.0)	174.0
Balance at December 31, 2025	$(135.3)	$(709.3)	$(58.0)	$0.7	$(901.9)

(1)Includes gains and losses on intra-entity foreign currency transactions. The intra-entity currency translation adjustments were $44.5 million, $21.1 million, and $12.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The following table provides detail of amounts reclassified from AOCL:

	Year Ended December 31,
(In millions)	2025	2024	2023	Location of Amount Reclassified from AOCL
Defined benefit pension plans and other post-employment benefit plans:
Settlements	$(0.2)	$0.9	$(0.2)
Amortization of net prior service credit	0.1	—	0.1
Amortization of net actuarial loss	(5.1)	(5.4)	(4.7)
Total pre-tax amount	(5.2)	(4.5)	(4.8)	Other expense, net
Tax benefit	1.2	1.0	1.1
Net of tax	(4.0)	(3.5)	(3.7)
Reclassifications from cumulative translation adjustment:
Charges related to international subsidiary	(0.5)	—	—	Loss on disposal of long-lived assets and businesses, net
Net gains on cash flow hedging derivatives:(1)
Foreign currency forward contracts	0.7	0.3	4.2	Cost of sales
Treasury locks	0.2	0.1	0.1	Interest expense, net
Total pre-tax amount	0.9	0.4	4.3
Tax expense	(0.2)	(0.1)	(1.3)
Net of tax	0.7	0.3	3.0
Total reclassifications for the period	$(3.8)	$(3.2)	$(0.7)

(1)These accumulated other comprehensive components are included in our derivative and hedging activities. See Note 16, “Derivatives and Hedging Activities,” for additional details.

Note 24 Other Expense, net
The following table provides details of other expense, net:

	Year Ended December 31,
(In millions)	2025	2024	2023
Net foreign exchange transaction (loss) gain	$(8.9)	$1.4	$(15.3)
Bank fee expense	(1.3)	(4.8)	(5.6)
Pension cost other than service costs	(4.3)	(6.1)	(8.7)
Impairment loss on debt investments(1)	—	(8.5)	—
Foreign currency exchange loss due to high inflationary economies	(15.1)	(9.9)	(23.1)
Loss on debt redemption and refinancing activities	(5.8)	(6.8)	(13.2)
Other income	17.0	14.5	10.4
Other expense	(11.9)	(9.7)	(6.4)
Other expense, net	$(30.3)	$(29.9)	$(61.9)

(1)During the year ended December 31, 2022, Sealed Air made an investment of $8.0 million in another company's convertible debt. In 2023, we made an additional investment in the same company of $0.5 million. Based on information available to Sealed Air specific to the investee and our current expectations of recoverability, we recorded a credit loss resulting in an $8.5 million impairment (establishment of allowance) of the convertible debt investment during the fourth quarter of 2024. Sealed Air maintains no other available-for-sale debt securities as of December 31, 2025. The total allowance for credit losses related to available-for-sale debt securities as of December 31, 2025 was $8.5 million.

Note 25 Net Earnings per Common Share
The following table shows the calculation of basic and diluted net earnings per common share:

	Year Ended December 31,
(In millions, except per share amounts)	2025	2024	2023
Basic Net Earnings Per Common Share:
Numerator:
Net earnings	$505.5	$264.7	$341.6
Distributed and allocated undistributed net earnings to unvested restricted stockholders	—	—	—
Net earnings available to common stockholders	$505.5	$264.7	$341.6
Denominator:
Weighted average number of common shares outstanding - basic	146.9	145.5	144.4
Basic net earnings per common share:
Basic net earnings per common share	$3.44	$1.82	$2.37
Diluted Net Earnings Per Common Share:
Numerator:
Net earnings available to common stockholders	$505.5	$264.7	$341.6
Denominator:
Weighted average number of common shares outstanding - basic	146.9	145.5	144.4
Effect of dilutive stock shares and units	0.6	0.5	0.5
Weighted average number of common shares outstanding - diluted under treasury stock	147.5	146.0	144.9
Diluted net earnings per common share	$3.43	$1.81	$2.36
PSU Awards
We included contingently issuable shares using the treasury stock method for our PSU awards in the diluted weighted average number of common shares outstanding based on the number of contingently issuable shares that would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period. The calculation of diluted weighted average shares outstanding related to PSUs was 0.1 million in 2025, nominal in 2024, and 0.2 million in 2023.
SLO Awards
The SLO program was terminated following the 2022 performance year and there were no contingently issuable shares under such program as of December 31, 2025 and 2024. The dilutive impact associated with SLO awards for 2023 was nominal.

Item 9.	Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our employees accumulate this information and communicate it to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding the required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only “reasonable assurance” of achieving the desired control objectives, and management necessarily must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, supervised and participated in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the “reasonable assurance” level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness, as of December 31, 2025, of our internal control over financial reporting. The suitable recognized control framework on which management’s evaluation of our internal control over financial reporting is based is the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based upon that evaluation under the COSO framework, our management concluded that our internal control over financial reporting as of December 31, 2025 was effective.
Our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2025, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Departure of Director
On February 26, 2026, Harry A. Lawton III tendered his resignation from the Board of Directors, effective immediately. Mr. Lawton is subject to director service limitations under his employment agreement with his employer. Mr. Lawton’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Trading Plans
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Identification of Directors

Name	Age as of January 31, 2026	Position	Director Since
Zubaid Ahmad	64	Director	2020
Anthony J. Allott	61	Director	2024
Kevin C. Berryman	67	Director	2022
Françoise Colpron	55	Director	2019
Henry R. Keizer	69	Chair of the Board	2017
Harry A. Lawton III(1)	51	Director	2019
Suzanne B. Rowland	64	Director	2020
Dustin J. Semach(2)	44	President, CEO, and Director	2025

(1)On February 26, 2026, Mr. Lawton tendered his resignation from the Board of Directors. See Part II, Item 9B, “Other Information” under the caption “Departure of Director.”
(2)Mr. Semach’s business experience is set forth in Part I, “Information About Our Executive Officers.”
Zubaid Ahmad is the Founder and Managing Partner of Caravanserai Partners LLC, a merchant banking firm focused on M&A and sovereign advisory, strategic capital raising, and private equity transactions, which he established in 2017. Previously, Mr. Ahmad served at Citigroup Inc., where he was Vice Chairman, Institutional Clients Group, since joining the firm in 2010, and held a number of senior leadership roles, including Co-Head of Global Asset Managers group and Chief Operating Officer of the Global Corporate and Investment Banking division. Before Citigroup, Mr. Ahmad held senior roles at Standard Chartered, J.P. Morgan and Credit Suisse, among other firms. Mr. Ahmad has also served as a Senior Advisor to a number of firms: CPP Investments, a global investment organization that invests the assets of Canada Pension Plan (2019 to 2023); Muzinich & Co., a diversified corporate credit asset manager (2017 to 2021); and Actis, a leading global investor in sustainable infrastructure (2017 to 2019).
Mr. Ahmad received a Bachelor of Science degree in business administration from Georgetown University and a Master of Business Administration degree from Harvard University.
Mr. Ahmad brings 40 years of global experience in corporate and investment banking, having served corporate, asset management and government clients. His strong background in global financial and investment markets, as well as his understanding of finance and accounting, are of great value to the Board.
Anthony J. Allott is a director of Silgan Holdings Inc. (“Silgan”), a global packaging company, where he has served since 2006 in addition to serving as its Chairperson since 2019. Mr. Allott previously served as Silgan’s Chief Executive Officer from 2006 to 2021, President from 2004 to 2019 in addition to Chief Operating Officer from 2005 to 2006, and Executive Vice President and Chief Financial Officer from 2002 to 2004. Prior to joining Silgan, Mr. Allott was Senior Vice President and Chief Financial Officer of Applied Extrusion Technologies, Inc., a manufacturer of flexible packaging, from 1996 to 2002 in addition to serving as its Vice President and Treasurer from 1994 to 1996. From 1992 until 1994, Mr. Allott was Corporate Controller and Director of Financial Reporting of Ground Round Restaurants. Prior to that, Mr. Allott was a certified public accountant with Deloitte & Touche LLP.
Mr. Allott earned his Bachelor of Science degree in business administration from Boston University. Mr. Allott was also a co-founder and partner of Waypoint Investors, LLC, where he served in a director capacity for invested private companies.
Mr. Allott brings extensive packaging sector experience with a track record of creating shareholder value to Sealed Air's Board.
Kevin C. Berryman served as President and Chief Financial Officer of Jacobs Solutions Inc., a global professional services company that designs and deploys technology-centric solutions to solve complex challenges, from 2014 until retiring in 2024. Previously, Mr. Berryman was EVP and CFO at International Flavors and Fragrances Inc., an S&P 500 company and global creator of flavors and fragrances used in a wide variety of consumer products, from 2009 to 2014. Prior to that he worked at Nestlé for 25 years where he held various financial and operational roles including Treasury, M&A, Strategic Planning and CFO of Nestlé’s largest acquisition, Ralston Purina. Since 2024, Mr. Berryman served as Special Advisor to the Chief Executive Officer of Jacobs Solutions Inc.

Mr. Berryman is a director of  ITT, Inc., where he serves as Chair of the audit committee.
Mr. Berryman holds a Bachelor of Arts degree in economics from Occidental College and a Master of Business Administration degree in finance from The University of California, Los Angeles, where he serves as a board member for the Center for Global Management. Mr. Berryman also previously served as a member of the board of PA Consulting Group, a private consulting group.
Mr. Berryman has 45 years of professional experience in strategy, finance and operations. His financial leadership and experience in successful business transformations greatly benefit the Board.
Françoise Colpron most recently served as Group President, North America of Valeo SA, a global automotive supplier, from 2008 to 2022, where she was responsible for the activities of the group in the United States, Mexico and Canada. She joined Valeo in 1998 in the legal department and had several roles, first as Legal Director for the Climate Control branch in Paris, and then as General Counsel for North and South America from 2005 to 2015. Before joining Valeo, Ms. Colpron began her career as a lawyer at Ogilvy Renault in Montreal, Canada (now part of the Norton Rose Group). Ms. Colpron’s global business experience includes prior work assignments in Europe, Asia and North America.
Ms. Colpron serves as a director of Celestica Inc., where she chairs the nominating and corporate governance committee and serves on the audit committee and the human resources and compensation committee. Ms. Colpron also serves as a director of Veralto Corporation, where she serves on the compensation committee and the nominating and governance committee. Ms. Colpron also serves on the board of directors of Sodexo S.A., where she serves on the audit committee.
Ms. Colpron earned a Civil Law degree from the University of Montreal, Canada. In 2020, Ms. Colpron was recognized by Automotive News as one of the “100 Leading Women in the North American Auto Industry” and, in 2016, by Crain’s Detroit Business as one of the “100 Most Influential Women in Michigan,” a list that includes leaders in business, academia, nonprofits and public policy. Ms. Colpron was inducted into the French Légion d’Honneur in 2015.
Ms. Colpron’s international background as well as her extensive business and legal experience bring great value to the Board.
Henry R. Keizer formerly served as Deputy Chairman and Chief Operating Officer of KPMG, the U.S.-based and largest individual member firm of KPMG International, or KPMGI, a role from which he retired in 2012. KPMGI is a professional services organization that provides audit, tax and advisory services in 152 countries. Mr. Keizer previously held a number of key leadership positions throughout his 35 years at KPMG, including Global Head of Audit from 2006 to 2010 and U.S. Vice Chairman of Audit from 2005 to 2010.
Mr. Keizer is Chairman of the board of directors and Chair of the audit committee of GrafTech International Ltd. He is also a trustee and the chair of the audit committee of the BlackRock Multi-Asset Fund Complex. He previously served as Chairman of the board of directors of Hertz Global Holdings, Inc. and The Hertz Corporation, where he also chaired the audit committee and served on the financing committee and the nominating and governance committee, until 2021; as a director and audit committee chair of WABCO Holdings Inc. until 2020; as a director of MUFG Americas Holdings, Inc. and MUFG Union Bank, a financial and bank holding company until 2016; and as a director of Montpelier Re Holdings, Ltd., a global property and casualty reinsurance company until 2015. Mr. Keizer was also a director of the American Institute of Certified Public Accountants from 2008 to 2011.
Mr. Keizer holds a Bachelor’s degree in Accounting, summa cum laude, from Montclair State University, New Jersey.
Mr. Keizer has significant governance, management, operating and leadership skills gained as Deputy Chairman and Chief Operating Officer of KPMG and as a director of multiple public and private companies. Mr. Keizer is also a certified public accountant and financial expert. Mr. Keizer has over four decades of diverse industry perspective gained through advising companies engaged in manufacturing, banking, insurance, consumer products, retail, technology and energy, providing him with perspective on the issues facing major companies and the evolving global business environment.
Mr. Keizer provides the Board over 40 years of business and leadership experience with deep expertise in governance, operational efficiency, risk management, domestic and international operations and mergers and acquisitions.
Harry A. Lawton III has served as President and CEO and as a director of Tractor Supply Company since 2020. Mr. Lawton previously served as President of Macy’s, Inc., from 2017 to 2019 and was Senior Vice President of eBay North America from 2015 to 2017. Prior to joining eBay, Mr. Lawton spent 10 years in various leadership roles at Home Depot, where he most recently was Senior Vice President for merchandising, and also served as President, Online. Prior to that, Mr. Lawton was an associate principal at McKinsey & Co., providing strategic advice to executive teams in consumer-packaged goods and manufacturing industries.

Mr. Lawton previously served on the board of directors of Buffalo Wild Wings, Inc. He serves on the board of directors of Wayfair. Additionally, he currently serves on the board of directors of the National Retail Federation and the corporate advisory board for The University of Virginia’s Darden School of Business. He is also a member of the Business Roundtable.
Mr. Lawton holds dual Bachelor’s degrees in chemical engineering and pulp and paper technology from North Carolina State University and a Master of Business Administration degree from the University of Virginia.
Mr. Lawton’s education, business management experience and knowledge of the e-commerce and retail industries greatly benefit the Board.
On February 26, 2026, Mr. Lawton tendered his resignation from the Board of Directors. See Part II, Item 9B, “Other Information” under the caption “Departure of Director.”
Suzanne B. Rowland is the former Group Vice President, Industrial Specialties, at Ashland Global Holdings, Inc. Prior to joining Ashland, Ms. Rowland held senior executive positions at Tyco International including Vice President and General Manager, Fire Products and Vice President, Business Excellence, Flow Control. Previously, she worked at Rohm and Haas for over 20 years, where she served in senior executive roles including Vice President, Procurement & Logistics, and Vice President & Global Business Director, Adhesives.
Ms. Rowland is currently a director on the board of directors of James Hardie Industries, plc., where she serves on the audit and compensation committees and was recently elected a director on the board of directors of Kenan Advantage, Inc. Ms. Rowland previously served on the board of directors of SPX Flow, Inc. from 2018 to 2022, where she was chair of the compensation and human capital management committee and a member of the audit committee and nominating, governance and sustainability committee. Ms. Rowland also served on the board of directors of  LBFoster, Inc from 2008 to 2022 and was the chair of the nomination and governance committee. In 2023, Ms. Rowland earned the Sustainability and Climate Risk Certificate from the Global Association of Risk Professionals.
Ms. Rowland received a Bachelor of Science degree in chemical engineering from the University of Pennsylvania and a Master of Science degree in business studies from the London Business School.
Ms. Rowland’s extensive operational and leadership experience in global industrial material and equipment markets provides valuable insight into strategic and operational issues for Sealed Air. Her knowledge of sustainability, lean principles, strategic sourcing, mergers and acquisitions, and corporate governance are also beneficial assets to the Board.
Family Relationships
There are no family relationships among any of our executive officers or directors.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act, as amended, requires our directors, executive officers, and beneficial owners of more than 10% of our outstanding common stock to file with the SEC reports of ownership and changes in ownership. Based solely on a review of Section 16(a) reports (including amendments) filed with the SEC, no director, executive officer, or beneficial owner of more than 10% of our outstanding common stock failed to file on a timely basis during 2025 any reports required by Section 16(a), except for one Form 4 reporting a new hire award to Ms. Stefanie Holland on March 31, 2025, filed on April 3, 2025.
Code of Conduct
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
Audit Committee
The current members of the Audit Committee are Mr. Ahmad, Mr. Allott and Mr. Berryman. Mr. Berryman is the Chairperson of the Audit Committee. Mr. Keizer, who serves as Chair of the Board, serves as a non-voting ex-officio member of the Audit

Committee. The Board has determined that each member of the Audit Committee is independent, as defined in the listing standards of the New York Stock Exchange, and under our categorical standards and the heightened independence requirements applicable under SEC rules, and is financially literate. The Board has also determined that each of Mr. Ahmad, Mr. Allott and Mr. Berryman is an audit committee financial expert in accordance with the standards of the SEC. No director is eligible to serve on the Audit Committee if that director simultaneously serves on the audit committee of more than two other public companies.
Key responsibilities of the Audit Committee include:
•Oversight of the qualifications, performance, independence and appointment of the Company’s independent auditor;
•Oversight of the quality and integrity of the Company’s consolidated financial statements, including the annual independent audit;
•Oversight of the Company’s internal audit function;
•Oversight of the Company’s internal control system, including information technology, security and control;
•Oversight of the Company’s compliance with legal and regulatory requirements;
•Oversight of the Company’s controls and procedures and assurance processes for key disclosure and reporting relating to environmental, social and governance matters; and
•Oversight of management of cybersecurity risk and major financial risk exposures.
Insider Trading Policy
The Company has adopted an insider trading policy governing the purchase, sale, and other dispositions of its securities by its directors, officers, and employees and has implemented processes applicable to the Company that it believes are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of this insider trading policy is included as Exhibit 19 in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 11. Executive Compensation
Director Compensation
During 2025 annual compensation for non-employee directors consisted of the following components: annual or interim retainers paid at least 50% in shares of common stock; committee fees paid in cash; and other fees for special assignments or director education programs paid in cash. A director may defer payment of annual or interim retainers until retirement from the Board of Directors, as described below. The following table shows the total compensation for non-employee directors during 2025:

Director	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Total ($)
Zubaid Ahmad*	153,000	160,027	313,027
Anthony J. Allott*	121,000	160,027	281,027
Kevin C. Berryman*	149,000	160,027	309,027
Françoise Colpron	131,000	160,027	291,027
Clay M. Johnson	6,750	—	6,750
Henry R. Keizer*,†	185,000	260,007	445,007
Harry A. Lawton III	133,500	160,027	293,527
Suzanne B. Rowland	138,250	160,027	298,277

*    Chair of a committee during 2025. Mr. Keizer was Chair of the Nominating and Corporate Governance Committee (“N&CG Committee”) until October 16, 2025; Mr. Allott became Chair of the N&CG Committee on October 16, 2025.
†    Chair of the Board during 2025.
(1)The amounts shown consist of cash compensation paid in 2025. Cash compensation paid to Mr. Ahmad, Mr. Berryman, Mr. Keizer and Ms. Rowland included $6,000, $4,000, $6,000 and $8,000, respectively, for attending director education programs, as described below under “Other Fees and Arrangements”.

(2)The amounts shown represent the aggregate grant date fair value of stock awards granted in 2025 in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or FASB ASC Topic 718, for the stock portion of the annual retainers for 2025 under the 2014 Omnibus Incentive Plan, described below under “Board Retainers.” For additional information, refer to Note 22, “Stockholders’ Equity” of Notes to our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Mr. Ahmad and Ms. Rowland received stock units under the Deferred Compensation Plan described below. All other directors listed in the table received shares of common stock. The number of shares or stock units paid was determined by dividing the amount of the annual retainer or interim retainer, as applicable, so paid by the closing price of a share of common stock on May 29, 2025, the date of the 2025 Annual Meeting of Stockholders, at which meeting all of the non-employee directors except Mr. Johnson were elected as Mr. Johnson did not stand for re-election at the 2025 Annual Meeting of Stockholders, rounding up to the nearest whole share. All shares and stock units paid as all or part of annual retainers in 2025 are fully vested. Directors are credited with dividend equivalents on stock units, as described under “Deferred Compensation Plan” below, which are not included in the table above.
Director Compensation Processes
The Board of Directors reviews director compensation at least annually based on recommendations by the N&CG Committee.
Board Retainers
Under the 2014 Omnibus Incentive Plan, each non-employee director who is elected at an annual meeting of stockholders receives an annual retainer for serving as a director. The Board sets the amount of the annual retainer prior to the annual meeting based on the recommendation of the N&CG Committee.
The annual retainer can consist of a fixed amount of cash, a fixed amount of common stock, or a combination of cash and stock. The table below sets forth the approved Board retainers and fees for 2025:

	Cash	Stock
Annual Retainer – Independent Chair	$179,000(1)	$260,000
Annual Retainer – Other Board Members	$110,000(1)	$160,000
Additional Committee Chair Fees:
Audit Committee Chair	$25,000
P&C Committee Chair	$20,000
N&CG Committee Chair	$15,000(2)
Additional Committee Member Fees:
Audit Committee	$13,500
P&C Committee	$10,000
N&CG Committee	$8,500

(1)May be paid in shares of common stock at the election of the director.
(2)Chair of the Board did not receive any fees for his service as the Chair of the N&CG Committee from January 1, 2025 through October 16, 2025. Mr. Allott received a pro-rata portion of the N&CG Committee Chair fee for his service as Chair of the N&CG Committee starting on October 16, 2025.
We issue shares of common stock in payment of the stock portion of a retainer promptly after the director becomes entitled to receive it. The cash portion of the annual retainer generally is also paid promptly after the annual meeting. Committee fees are paid quarterly in cash for each quarter served.
In connection with the pending merger, the Company agreed that any equity grants that would have been made to non-employee directors under the Company’s 2014 Omnibus Incentive Plan in 2026 prior to the closing of such transaction would instead be paid in cash.
Deferred Compensation Plan
A non-employee director may defer all or part of the director’s annual retainer until the director retires from the Board. Each non-employee director may first elect to defer the stock portion of the annual retainer. If a non-employee director makes that election, he or she may also elect to defer the cash portion of the annual retainer.
A non-employee director receives stock units for his or her deferred stock, which will be converted to shares of our common stock following the director’s retirement from the Board. Directors are credited with dividend equivalents on their stock units, which are automatically converted into additional full or fractional stock units. Such stock units may not be transferred by a director and do not have voting rights.
We credit deferred cash to an unfunded cash account that earns interest quarterly at the prime rate less 50 basis points until paid. During 2025 none of the non-employee directors who participated in the Deferred Compensation Plan for Directors received above market earnings on his or her deferred cash or stock units.

A non-employee director may elect to receive the balances in his or her stock and cash accounts in a single payment or in five annual installments following retirement.
Other Fees and Arrangements
Non-employee directors who attended director education programs during 2025 received a fee of $2,000 per day. All directors are entitled to reimbursement for expenses incurred in connection with Board service, including attending Board or Committee meetings as well as director education programs. We pay these fees and reimbursements in cash; these payments are not eligible for deferral under the Deferred Compensation Plan for Directors described above.
Director Stock Ownership Guidelines
In order to align the interests of directors and stockholders, we believe that our directors should have a significant financial stake in Sealed Air. To further that goal, we maintain stock ownership guidelines for non-employee directors. The current stock ownership guidelines for non-employee directors, which are part of our Corporate Governance Guidelines, specify that non-employee directors hold shares of common stock and stock units under our Deferred Compensation Plan for Directors equal in aggregate value to five times the amount of the annual retainer payable in cash, which equal $895,000 for the Chair of the Board and $550,000 for other directors. The directors have five years following first election to achieve the stock ownership guidelines. In the event of an increase in the amount of the annual retainer payable in cash, directors serving when the increase is approved by the Board of Directors have two years after such approval to achieve the increased guideline. As of January 31, 2026, all directors met the stock ownership guidelines, other than Mr. Allott and Mr. Berryman, who are within the initial five-year period allowed under the policy.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”), provides information on the key features of our executive compensation program for our named executive officers (“NEOs”). This CD&A also describes the approach the P&C Committee took in deciding 2025 compensation for our NEOs.
Our Named Executive Officers for 2025

Name	Title (As of December 31, 2025)
Dustin J. Semach	President and Chief Executive Officer
Kristen Actis-Grande(1)	Chief Financial Officer
Veronika M. Johnson	Chief Accounting Officer and Controller and Former Interim Chief Financial Officer
Byron J. Racki	President, Protective
Russell K.Grissett(1)	President, Food
Stefanie M. Holland	Vice President, General Counsel and Secretary
Patrick M. Kivits(2)	Former Chief Executive Officer
Emile Z. Chammas(2)	Former Senior Vice President and Chief Operating Officer
Steven E. Flannery(2)	Former President, Food

(1)Ms. Actis-Grande commenced employment with the Company on August 25, 2025 and Mr. Grissett commenced employment with the Company on December 8, 2025.
(2)Messrs. Kivits, Chammas and Flannery separated from employment with the Company effective February 12, 2025, April 1, 2025 and November 20, 2025, respectively.
Following the P&C Committee's final determination of compensation earned with respect to 2025, Ms. Holland was determined to be a named executive officer instead of Belinda J. Hyde, the Company’s former Chief People Officer.
2025 Say-on-Pay Vote
In 2025, approximately 83% of the stockholders who voted on the advisory say-on-pay proposal approved the compensation of our NEOs, indicating support for our overall executive compensation program.
What Guides Our Executive Compensation Program
2025 Compensation Philosophy and Objectives

In 2025, our executive compensation program was designed to attract, motivate and retain an effective leadership team. The P&C Committee believes our executive compensation program should advance a high-accountability, performance-driven culture, encourage behaviors to drive business results and align the interest of our executives with those of our stockholders.
Compensation Components
Under our executive compensation program, the P&C Committee establishes each principal element of target total direct compensation for our NEOs—i.e., base salary, annual incentive and long-term incentive compensation targets—considering the median range based on data from peer companies.
The following table summarizes the main components of total direct compensation under our executive compensation program for our NEOs in 2025.

Element	Form	Description	Period	Objectives
Base Salary	Cash	Fixed pay based on scope, experience, and performance	One year	Provides a competitive fixed rate of pay relative to similar positions in the market and enables the Company to attract and retain critical executive talent
Annual Incentive Plan (“AIP”)	Cash	Annual award based on Company financial and individual performance with 0%-200% payout	One year	Focuses executives on delivering performance and achieving annual financial goals that drive stockholder value
Long-Term Incentive (“LTI”)	Performance Share Units (50%)	100% at-risk, earned based on performance, typically over three-year period with 0%-250% payout	Three-year cliff vest	Incentivizes achievement of longer-term goals and sustainable value creation
PERFORMANCE BASED
				Creates direct connection between longer-term business performance and financial reward	AT - RISK PAY

	Restricted Stock Units (50%)	Time-based restricted stock units	Vest in equal installments over three-years	Encourages retention and is aligned with shareholder interests
The Decision-Making Process
The Role of the P&C Committee
The P&C Committee oversees the executive compensation program for our NEOs. The P&C Committee is comprised of independent, non-employee members of the Board. The P&C Committee works closely with its independent consultant and management to examine the effectiveness of the Company’s executive compensation program throughout the year.
The P&C Committee makes all final compensation and equity award decisions regarding our NEOs, except for the CEO, whose compensation is determined by the independent members of the full Board, based upon a review of the performance of the CEO and recommendations of the P&C Committee.
The Role of Independent Compensation Consultant
The P&C Committee has the sole authority to retain, oversee and terminate any compensation consultant used to assist in the evaluation of executive compensation and approve the consultant’s fees and retention terms. The P&C Committee had retained Pearl Meyer as its independent executive compensation consultant until May of 2025 when the P&C Committee switched to Willis Towers Watson as its compensation consultant.
Pearl Meyer advised the P&C Committee on the selection of peer companies and provided comparative industry trends and Peer Group data regarding salary and annual and long-term incentive compensation levels to support the P&C Committee’s decisions when setting 2025 compensation levels. Pearl Meyer also assisted the P&C Committee in selecting metrics and goals for the 2025 AIP and 2025 PSU awards, conducted the risk analysis of the Company’s incentive compensation plans and helped with compensation analysis associated with the various leadership transitions through 2025, including pay for the CEO. In 2025, the P&C Committee assessed the independence of Pearl Meyer and Willis Towers Watson pursuant to SEC rules and concluded that no conflict of interest exists that would prevent Pearl Meyer or Willis Towers Watson from serving as an independent consultant to the P&C Committee.
The Role of CEO and Management
Our human resources, finance, and legal teams support the P&C Committee in the execution of its responsibilities. Management, in collaboration with the independent compensation consultant, oversees the development of materials for each

P&C Committee meeting, including market data, historical compensation, and Company performance metrics. Management also provides the P&C Committee with business context and recommendations for setting incentive compensation design. The CEO provides the P&C Committee with an annual performance review of the other NEOs and makes recommendations to the P&C Committee regarding the target total direct compensation opportunity for those NEOs. No NEO, including the CEO, has a role in determining their own compensation.
The Role of Peer Groups
The P&C Committee uses data from a Peer Group as a factor in setting executive compensation levels and in designing the executive compensation program. The Peer Group is reviewed annually by the P&C Committee. The P&C Committee includes companies primarily in the materials, packaging, and chemicals sectors that are generally comparable to Sealed Air based on industry, sales, number of employees, and market capitalization. The table below sets forth the 2025 Peer Group.

2025 Peer Group Companies
AptarGroup, Inc.	Ashland Inc.	Avery Dennison Corporation
Avient Corporation	Axalta Coating Systems Ltd.	Ball Corporation
Berry Global Group, Inc.	Crown Holdings, Inc.	Dover Corporation
Fortive Corporation	Graphic Packaging Holding Company	Greif, Inc.
Minerals Technologies, Inc.	O-I Glass, Inc.	Packaging Corporation of America
Reynolds Consumer Products Inc.	Silgan Holdings Inc.	Sonoco Products Co.

During the fourth quarter of 2025 the P&C Committee reviewed the Peer Group with Willis Towers Watson and made several changes to the group to better align the Peer Group with Sealed Air’s business, market value, revenue, and margin. Dover Corporation, Fortive Corporation, and Reynolds Consumer Products Inc. were removed and H.B. Fuller was added. Additionally, Berry Global was removed as they were acquired by Amcor.
2025 Compensation Decisions and Results
Base Salary
Base salary, as a fixed component of compensation, is an important part of a competitive compensation package. The P&C Committee establishes salary levels for NEOs primarily based on consideration of the median range for the peer companies for similar roles and responsibilities. The P&C Committee also considers broad-based surveys of compensation trends and practices at other industrial companies in the United States, as well as performance and overall role and scope of responsibilities.
In 2025, the P&C Committee set the base salaries of each of the NEOs as follows:

Name	2025 Salary	2024 Salary	% Increase
Dustin J. Semach(1)	$1,100,000	$850,000	29%
Kristen Actis-Grande(2)	$730,000	$—	—
Veronika M. Johnson	$400,000	$350,300	14%
Byron J. Racki(3)	$600,000	$600,000	—
Russell K. Grissett(4)	$650,000	$—	—
Stefanie M. Holland(5)	$565,000	$—	—
Patrick M. Kivits(3)(6)	$1,100,000	$1,100,000	—
Emile Z. Chammas(3)(6)	$778,511	$778,511	—
Steven E. Flannery(3)(6)	$650,000	$650,000	—

(1)Mr. Semach was promoted to President and Chief Executive Officer effective February 12, 2025.
(2)Ms. Actis-Grande joined the Company as Chief Financial Officer on August 25, 2025, and her 2025 salary was outlined in her offer letter.
(3)Excluding Mr. Semach and Ms. Johnson, none of the other NEOs received an increase in 2025.
(4)Mr. Grissett joined the Company as President, Food on December 8, 2025, and his 2025 salary was outlined in his offer letter.
(5)Ms. Holland joined the Company as VP, General Counsel and Secretary on March 31, 2025, and her 2025 salary was outlined in her offer letter.
(6)Mr. Kivits separated from the Company on February 12, 2025. Mr. Chammas separated from the Company on April 1, 2025. Mr. Flannery separated from the Company on November 20, 2025.
Annual Incentive Compensation
The Company’s AIP program is designed to drive performance results based on the achievement of our annual financial goals, with an emphasis on performance and alignment of the interests of our NEOs with our stockholders. Funding of the AIP pool for each year is based primarily on quantifiable Company financial performance measures, with individual payouts differentiated based on individual performance considerations. The AIP provides the opportunity to earn a significantly higher annual incentive award (up to 200% of an individual’s target award) if target performance is exceeded, as well as the risk of a significantly lower annual incentive award, or even no annual incentive award, if minimum performance is not achieved.
Setting Target Award Levels
The P&C Committee determines the target award opportunity for each NEO as a percentage of the NEO’s base salary. The target percentages established for 2025 were based on each NEO’s role, with consideration of the median ranges established through Peer Group and general industry survey data on compensation trends and practices. The following table shows the target annual incentive award opportunity for each NEO:

Name	2025 Salary	Target %	Target Annual Award
Dustin J. Semach	$1,100,000	120%	$1,320,000
Kristen Actis-Grande(1)	$730,000	85%	$620,500
Veronika M. Johnson	$400,000	45%	$180,000
Byron J. Racki	$600,000	70%	$420,000
Russell K. Grissett(2)	$650,000	—	$—
Stefanie M. Holland(1)	$565,000	70%	$395,500
Patrick M. Kivits(3)	$1,100,000	120%	$1,320,000
Emile Z. Chammas(4)	$778,511	80%	$622,809
Steven E. Flannery(4)	$650,000	80%	$520,000

(1)Ms. Actis-Grande’s 2025 target annual award opportunity was prorated based on her start date of August 25, 2025. Ms. Holland’s 2025 target annual award opportunity was prorated based on her start date of March 31, 2025.
(2)Mr. Grissett was not eligible for an annual award payout for the 2025 performance based on the terms of his offer letter, given his start date in the latter part of 2025.
(3)Mr. Kivits’ annual award payout for 2025 was prorated based on his separation from the Company on February 12, 2025.
(4)Mr. Chammas and Mr. Flannery were not eligible for annual award payouts for 2025 based on the terms of their separations from the Company.
Setting Performance Goals
AIP awards are based primarily on achievement against pre-established financial performance goals, resulting in a “Financial Achievement Factor.” Individual AIP payouts may be further adjusted by the P&C Committee for performance against strategic, operational, or other individual goals. The P&C Committee established two financial performance metrics for 2025 to determine the Financial Achievement Factor:

Performance Metric	Measurement	Weighting
Adjusted EBITDA	Net earnings plus net interest expense, taxes and depreciation and amortization, adjusted to exclude the impact of special items	75%
Free Cash Flow	Net cash provided by operating activities less capital expenditures	25%
2025 AIP Performance Results
In early 2026, the P&C Committee reviewed the Company’s financial performance to determine the 2025 Financial Achievement Factor. The following chart summarizes the results of this analysis:

	2025 AIP
Metric	Target	Performance	Attainment
Adjusted EBITDA (75%)	$1,140M	$1,112M	87.9%
Free Cash Flow (25%)	$380M	$470M	200.0%
Plan Performance			115.9%

Plan Payout			109.6%
Based on performance attained in comparison with the financial objectives, the Company achieved above target results for Free Cash Flow but performed below target on Adjusted EBITDA, resulting in a Financial Achievement Factor of 115.9% for the AIP Corporate Plan, 106.3% for the AIP Global Protective Plan and 109.6% for the AIP Global Food Plan. As permitted by the AIP, the P&C Committee utilized discretion and reduced the Financial Achievement Factor for the AIP Corporate Plan to

109.6%. The P&C Committee believed this discretionary reduction for 2025 was appropriate in order to match attainment to that of the business and ensure the AIP Corporate Plan does not payout higher than the global business units.
In order to ensure that achievement of this measure represents the performance of the core business, Adjusted EBITDA was calculated at the 2025 budgeted foreign exchange rates. No other material adjustments were made to 2025 Adjusted EBITDA. Free Cash Flow performance for the purposes of determining AIP payouts is calculated as Free Cash Flow for the 12-month period from January 2025 to December 2025, adjusted to exclude the impact of cash payments related to the resolution of the 2017-2019 IRS tax matter and payments associated with the Company's pending merger. The information contained in “Annex A—Reconciliation of GAAP and Non-GAAP Financial Measures” reconciles Adjusted EBITDA and Free Cash Flow as disclosed in this Annual Report on Form 10-K to their corresponding GAAP financial measures and does not reflect the above adjustments.
2025 AIP Payouts
For 2025, based on their achievement of individual performance goals, the P&C Committee determined the following annual incentive awards for each of the NEOs:

Name	Target Annual Award	Final Funding Factor(1)	Actual Annual Award
Dustin J. Semach	$1,320,000	185.4%	$2,446,720
Kristen Actis-Grande(2)	$219,300	200.0%	$438,600
Veronika M. Johnson	$180,000	165.2%	$297,280
Byron J. Racki	$420,000	165.8%	$696,460
Russell K. Grissett(3)	$—	—	$—
Stefanie M. Holland(2)	$299,063	143.0%	$427,773
Patrick M. Kivits(4)	$155,507	109.6%	$170,436
Emile Z. Chammas(5)	$622,809	—	$—
Steven E. Flannery(5)	$520,000	—	$—

(1)The final funding factor is based on the Financial Achievement Factor as adjusted for individual performance determinations (if applicable).
(2)Ms. Actis-Grande’s 2025 target annual award opportunity was prorated based on her start date of August 25, 2025. Ms. Holland’s 2025 target annual award opportunity was prorated based on her start date of March 31, 2025.
(3)In accordance with his offer letter, Mr. Grissett was not eligible for an annual award payout for the 2025 performance year.
(4)Mr. Kivits’ target annual award was prorated based on his separation from the Company on February 12, 2025.
(5)Mr. Chammas and Mr. Flannery were not eligible for annual award payouts for 2025 based on the terms of their separations from the Company.
In order to mitigate the potential impact of Sections 280G and 4999 of the United States Internal Revenue Code of 1986, as amended, in connection with the pending merger, the P&C Committee approved the pre-payment of the annual incentive awards for 2025 under our AIP to Messrs. Semach and Racki and Mses. Actis-Grande, Johnson and Holland in December 2025 based on the Company’s performance tracking at 90%. In early 2026, the interim performance percentage was reviewed against the final Financial Funding Factor applicable to each NEO, and in the first quarter of 2026 our NEOs will receive a true-up payment covering the remainder of their 2025 AIP payments.
Long-Term Equity Incentives
Our LTI award program seeks to provide incentives for our executives to achieve long-term financial objectives that drive stockholder value creation and also support the Company’s retention strategy. For 2025, 50% of the target long-term incentive opportunity for our NEOs was in the form of PSUs, and 50% was in the form of RSUs. The P&C Committee believes the mix of PSUs and RSUs provides an appropriate balance between the goals of encouraging long-term performance, retention, and value creation while keeping the emphasis on three-year measurable performance results.
2025 LTI Award Targets
During the first quarter of 2025, or in connection with establishing offers of employment for newly hired NEOs, the P&C Committee established target award levels for the NEOs after considering the median range for long-term incentive compensation for executives with similar positions and responsibilities.
The following table shows the total target value of the LTI awards for 2025 established by the P&C Committee for the NEOs:

Name	Target % of Salary	LTI Target Value
Dustin J. Semach(1)	—	$6,000,000
Kristen Actis-Grande(2)	200%	$1,460,000
Veronika M. Johnson	65%	$260,000
Byron J. Racki	150%	$900,000
Russell K. Grissett(3)	—	$—
Stefanie M. Holland(2)	150%	$847,500
Patrick M. Kivits(5)	—	$—
Emile Z. Chammas(1)(4)	—	$1,800,000
Steven E. Flannery(4)	180%	$1,170,000

(1)The LTI target values for Mr. Semach and Mr. Chammas were determined based on a specified dollar amount and not a percentage of salary.
(2)Ms. Actis-Grande and Ms. Holland were hired in 2025 and received a prorated target value for their full LTI target established as part of their offer letters. The prorated target value for Ms. Actis-Grande was $516,000 and the prorated target value for Ms. Holland was $640,850.
(3)Mr. Grissett was hired in late 2025. As a result, the P&C Committee did not establish a 2025 LTI target award for Mr. Grissett. Instead, he received a one-time, new hire equity award. As discussed under “Leadership Transition Awards for 2025” below.
(4)Mr. Flannery received LTI grants in 2025, but the awards were forfeited due to his departure. Mr. Chammas received LTI grants in 2025, the RSUs were forfeited due to his departure and the PSUs were prorated based on retirement eligibility treatment. Under SEC rules, the grant date fair values of their 2025 awards are required to be included in the Summary Compensation Table even though the awards were forfeited or adjusted.
(5)Due to his separation from the Company on February 12, 2025, the P&C did not establish a 2025 LTI target award for Mr. Kivits.
2025-2027 PSU Awards
PSU awards provide for three-year performance periods with vesting based on achievement of quantifiable financial goals. During the first quarter of 2025, the P&C Committee established PSU award performance goals and the relative TSR modifier for the performance period from January 1, 2025 through December 31, 2027. We refer to these as the 2025-2027 PSUs.
The target number of PSUs was determined by dividing 50% of the long-term incentive award dollar amount by the closing price of our common stock on the grant date (rounded up to the next whole share) and allocating the resulting target number to each of the weighted primary performance metrics for the award, as follows:

Name	Total PSU Target Value	Target PSUs
Dustin J. Semach	$3,000,000	89,154
Kristen Actis-Grande(1)	$258,000	7,993
Veronika M. Johnson	$130,000	3,864
Byron J. Racki	$450,000	13,373
Russell K. Grissett(2)	$—	—
Stefanie M. Holland(1)	$320,425	11,088
Patrick M. Kivits	$—	—
Emile Z. Chammas	$900,000	26,746
Steven E. Flannery	$585,000	17,385

(1)Ms. Actis-Grande and Ms. Holland were hired in 2025 and received a prorated value for their PSU awards.
(2)Mr. Grissett was hired in late 2025, and therefore, the P&C Committee did not set a 2025 PSU target award for him.
The PSUs are earned based on 2025-2027 performance goals, equally weighted between Adjusted Earnings Per Share ("EPS") Growth (“Adjusted EPS Growth”) and Return on Invested Capital (“ROIC”), subject to a modifier based on relative Total Shareholder Return (“TSR”). Adjusted EPS Growth and ROIC are intended to drive long term value and reward attractive returns on invested capital. The P&C Committee included relative TSR as a modifier to these financial metrics, as described below, to balance achievement of internal goals with performance against the broader market in an easily measurable metric that directly demonstrates value creation for our stockholders.
PSUs earned based on the achievement of the Adjusted EPS Growth and ROIC performance goals may range from 50% (threshold) to 200% (maximum) of target. The payout percentage is interpolated for performance between any two levels (above threshold), and no shares will be earned for results below threshold.
Adjusted Earnings Per Share Growth Goal (weighted 50%)
The Adjusted EPS Growth metric measures the diluted net earnings per share annual growth, as adjusted for certain special items. Adjusted EPS Growth will be measured by calculating the annual percentage change in Adjusted EPS (based off the actual Adjusted EPS from the preceding year) in each of the three calendar years in the performance period.

Return on Invested Capital Goal (weighted 50%)
ROIC measures the percentage of invested assets which are converted to income. ROIC is the result of dividing the Company’s Net Adjusted Operating Profit After Tax (“NAOPAT”) by total capital. Total capital excludes cash. ROIC achievement will be calculated as the average of the 12 quarter-end calculations of ROIC from January 1, 2025 through December 31, 2027. The calculation will include an adjustment for acquisitions and divestitures, made after the grant date, and may include other permitted adjustments as allowed for within the provisions of the award resolution.
Relative TSR Modifier
The relative TSR modifier acts as a multiplier against the percentage of target earned based on Adjusted EPS Growth and ROIC performance.
TSR represents the percentage change in the share price from the beginning of the performance period to the end of the performance period and assumes immediate reinvestment of dividends when declared at the closing share price on the date declared. The beginning share price will be calculated as an average of 31 data points: the closing share price on January 2, 2025 and the closing share price +/-15 trading days from January 2, 2025. The ending share price will be calculated as an average of 31 data points: the closing share price on December 31, 2027 and the closing share price +/-15 trading days from December 31, 2027.
The performance of relative TSR will be assessed in comparison to the percentile rank of companies within a custom peer group where the lowest ranked company will be the 0% rank, the middle-ranked company will be the 50th percentile rank and the top ranked company will be the 100th percentile rank. The custom peer group includes our 2025 Peer Group and other direct peers within the packaging industry. The applicable multiplier for the relative TSR result is as follows:

Relative TSR Modifier

Achievement	TSR Percentile Rank	% of Shares Earned
Bottom Quartile	< 25th percentile	Performance x 75%
Second or Third Quartile	≥ 25th percentile and < 75th percentile	Performance x 100%
Top Quartile	≥ 75th percentile	Performance x 125%
2025 RSU Awards
RSU awards vest in equal annual installments over the three-year period following the date of grant in 2025. The NEO generally must remain employed with us through each vesting date to earn the shares vesting on that date, other than in case of termination of employment due to death or disability, or an involuntary termination within two years after a change in control. In this manner, RSUs encourage retention of our NEOs, while also aligning their interests with those of our stockholders.
The number of RSUs was determined by dividing 50% of the long-term incentive award dollar amount by the closing price of our common stock on the grant date (rounded up to the next whole share).

Name	Total RSU Target Value	# of RSUs
Dustin J. Semach	$3,000,000	88,262
Kristen Actis-Grande(1)	$258,000	7,993
Veronika M. Johnson	$130,000	3,825
Byron J. Racki	$450,000	13,240
Russell K. Grissett(2)	$—	—
Stefanie M. Holland(1)	$320,425	11,088
Patrick M. Kivits	$—	—
Emile Z. Chammas	$900,000	26,479
Steven E. Flannery	$585,000	17,211

(1)Ms. Actis-Grande and Ms. Holland were hired in 2025 and received a prorated value for their RSU awards.
(2)Mr. Grissett was hired in late 2025; and, therefore, the P&C Committee did not set a 2025 RSU target award for him. Instead, he received a one-time new hire award as discussed under “Leadership Transition Awards for 2025” below.
To mitigate the potential impact of Sections 280G and 4999 of the United States Internal Revenue Code of 1986, as amended, in connection with the pending merger, the vesting and settlement of certain RSU awards previously granted to Messrs. Semach and Racki and Mses. Actis-Grande, Johnson and Holland that were scheduled to vest in 2026 was accelerated and settled in December 2025.

Performance Results for 2023-2025 PSU Award
In early 2026, the P&C Committee determined the performance results for the 2023-2025 PSUs granted in early 2023. The 2023-2025 PSUs were earned at 27.1% of target, based on achievement of each of the two goals measured over the 2023-2025 performance period with relative TSR as a modifier, as follows:

2023-2025
Metric	Threshold / Target / Max	Performance	Result
Adjusted EBITDA CAGR (50%)	3% / 5% / 7%	Below Threshold (4.2)%	0%
ROIC (50%)	12% /13% / 14%	12.4%	72.4%
rTSR (modifier)	S&P 500	Bottom Quartile (19%ile)	x 0.75
PSU Performance - 27.1%
Leadership Transition Awards for 2025
NEO New Hire Awards
•As outlined in her 2025 offer letter, the P&C Committee approved a $365,000 cash-based new hire bonus for Ms. Actis-Grande. If she voluntarily resigns prior to the first or second anniversaries of her start date, she must repay 100% or 50%, respectively, of the bonus to the Company. Additionally, the P&C Committee approved a new hire equity award to Ms. Actis-Grande consisting of 85,193 RSUs with an aggregate grant date value of approximately $2,750,000. The number of RSUs granted was determined by dividing $2,750,000 by the closing price of the Company’s common stock on August 25, 2025 (rounded up to the next whole share). The RSUs vest in equal annual installments over a three-year period beginning on the grant date, pursuant to the same terms and provisions as our annual RSU awards.
•As outlined in his 2025 offer letter, the P&C Committee approved a $450,000 cash-based new hire bonus for Mr. Grissett. If he voluntarily resigns prior to the six month or one year anniversaries of his start date, he must repay 100% or 50%, respectively, of the bonus to the Company. Additionally, the P&C Committee approved a new hire equity award to Mr. Grissett consisting of 32,476 RSUs with an aggregate grant date value of approximately $1,350,000. The number of RSUs granted was determined by dividing $1,350,000 by the closing price of the Company’s common stock on December 8, 2025 (rounded up to the next whole share). The RSUs vest in equal annual installments over a three-year period beginning on the grant date, pursuant to the same terms and provisions as our annual RSU awards.
•As outlined in her 2025 offer letter, the P&C Committee approved a new hire equity award to Ms. Holland consisting of 10,381 RSUs with an aggregate grant date value of approximately $300,000. The number of RSUs granted was determined by dividing $300,000 by the closing price of the Company’s common stock on March 31, 2025 (rounded up to the next whole share). The RSUs vest in equal annual installments over a three-year period beginning on the grant date, pursuant to the same terms and provisions as our annual RSU awards.
Off-Cycle RSU Award
As a form of recognition for her time as Interim Chief Financial Officer, a time-vesting RSU award consisting of 14,626 RSUs with an aggregate grant value of approximately $350,000 was granted to Ms. Johnson. The award was granted on April 8, 2025 and will vest in equal annual installments over a three-year period beginning on the grant date and is subject to Ms. Johnson’s continued employment, and provides for accelerated vesting in connection with termination of employment upon death, disability and an Involuntary Termination after a change in control of the Company, consistent with the Company’s standard award terms. It also provides for accelerated vesting upon an Involuntary Termination that is not in connection with a change in control of the Company.
Tax Mitigation
To mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code on the Company and the following NEOs arising in connection with the pending merger, on December 18, 2025, the Board and the P&C Committee approved the acceleration of certain equity awards and cash-based awards with respect to Mr. Semach, Ms. Actis-Grande, Ms. Johnson, Mr. Racki, and Ms. Holland, subject to execution by each of the NEOs of a “Repayment Agreement”, as further described below (such mitigation actions are referred to in this Proxy Statement as the “Tax Mitigation”).

In connection with the accelerated vesting and payments described above, each NEO executed a Repayment Agreement providing that the accelerated payments are subject to certain repayment and true-up conditions.
Specifically, if an NEO’s employment with the Company is terminated for “cause” or voluntarily by the NEO other than for “good reason,” (as such terms are defined in the Company’s Executive Severance Plan), prior to the date the fiscal year 2025 annual bonus is paid to employees generally in 2026, then the NEO would be required to repay to the Company the net after-tax amount of the NEO’s accelerated bonus. Moreover, if the fiscal year 2025 annual bonus based on actual achievement of performance goals exceeds the amount of the accelerated bonus, the Company would pay such excess amount (less applicable taxes and withholdings) to the NEO. However, if the fiscal year 2025 annual bonus based on actual achievement of performance goals is less than the amount of the accelerated bonus, the NEO would repay to the Company the excess (if any) of the after-tax portion of the accelerated bonus over the actual fiscal year 2025 annual bonus (such actual fiscal year annual bonus amount calculated on an after-tax basis).
Further, if an NEO’s employment with the Company is terminated (i) for any reason other than death or disability prior to the merger contemplated by the Merger Agreement and prior to the date on which the applicable portion of the Accelerated RSUs would have vested in accordance with their original terms or (ii) for “cause” by the Company or voluntarily by the NEO other than for “good reason” (as such terms are defined in the Company’s 2014 Omnibus Incentive Plan) following the consummation of the merger but prior to the date on which the applicable portion of the Accelerated RSUs would have vested in accordance with their original terms, then the NEO would (x) to the extent the NEO still holds any shares of the Company’s common stock received on settlement of the Accelerated RSUs (the “RSU Shares”), immediately forfeit the net after-tax RSU Shares and (y) to the extent the NEO has sold or transferred any RSU Shares, promptly repay to the Company an amount equal to the fair market value of such RSU Shares as of the date of such sale or transfer.
Other Features and Policies
Stock Ownership Guidelines
In order to align the interests of our NEOs and stockholders, we believe that our NEOs should have a significant financial stake in Sealed Air. To further that goal, the following stock ownership guidelines apply to our NEOs and other key executives:
▪Share equivalents held in our tax-qualified retirement plans are included, but unvested awards under our equity compensation plans are excluded;
▪Until the minimum stock ownership has been reached, executive officers are expected to retain a percentage of the shares received as awards under our equity compensation plans after payment of applicable taxes; and
▪The P&C Committee can approve exceptions to the stock ownership guidelines for executive officers in the event of financial hardship.

Position	Retention Rate(1)	Ownership Requirement (Multiple of Salary)
CEO	75%	6x
Executive Leadership Team	50%	3x
All other Section 16 officers	50%	2x

(1)Until Ownership requirements are met.
As of December 31, 2025, all of our current NEOs had either met the ownership guidelines or will have shares retained at vesting as required by the guidelines.
Savings, Retirement and Health and Welfare Benefits
Our NEOs participate in the retirement programs available generally to employees in the countries in which they work because we believe that participation in these programs and in the other health and welfare programs mentioned below is an important part of a competitive compensation package. In the United States, our NEOs participate in a tax-qualified defined contribution retirement plan, the Sealed Air Corporation 401(k) and Profit-Sharing Plan. As a result of participating in this broad-based retirement plan, our executive officers are eligible to receive profit-sharing and matching contributions paid by us, up to IRS limits applicable to tax-qualified plans.
U.S.-based NEOs may elect to defer a portion of salary or cash incentive awards under our nonqualified deferred compensation plan. The P&C Committee believes that this plan is appropriate because executives are limited in the amount that they can save for retirement under the 401(k) and Profit-Sharing Plan due to IRS limits applicable to tax-qualified retirement plans. No employer contributions are provided under the deferred compensation plan.

We do not offer any other nonqualified excess or supplemental benefit plans to our NEOs in the United States.
All of our NEOs participate in the health, life insurance, disability benefits and other welfare programs that are provided generally to employees in the countries in which they work.
Perquisites and Other Personal Benefits
Consistent with our performance-oriented environment, we generally provide limited perquisites to NEOs, as included in Part III, Item 11, “Executive Compensation” under the caption “2025 Summary Compensation Table” of this Annual Report on Form 10-K.
These perquisites are intended to provide a competitive compensation package for retention and in light of then current circumstances.
Compensation Recoupment (Clawback) Policy
Effective October 2, 2023, the P&C Committee adopted a new compensation recoupment (clawback) policy, the Dodd-Frank Clawback Policy, in compliance with the SEC’s adoption of final rules related to clawbacks under the Dodd-Frank Wall Street Reform and Consumer Protection Act and applicable NYSE listing standards. The Dodd-Frank Clawback Policy requires each executive officer to reimburse us for annual or long-term incentive compensation paid, earned, or granted to the executive officer based on the achievement of financial results in the three completed fiscal years immediately prior to the date upon which we are required to make a financial restatement, to the extent the amount of the annual or long-term incentive compensation is greater than what the executive officer would have received based on the restated financial results. Reimbursement of these amounts is required, regardless of whether the executive officer was responsible for the restatement.
In addition, in order to preserve the scope of our previous clawback policy, we adopted an additional clawback policy for other key executives within the Company. The additional clawback policy requires reimbursement of annual and long-term incentive compensation in the same manner as the Dodd-Frank Clawback Policy, upon the P&C Committee’s determination to seek reimbursement.
Our clawback policies are an integral part of our overall risk management practices which ensure that compensation programs do not encourage manipulation of financial results. Both clawback policies have been incorporated into our equity award documents.
Timing of Equity Grants
Annual PSU and RSU awards to our executive officers under our 2014 Omnibus Incentive Plan are made at a meeting of the P&C Committee held during the first 90 days of each year.
To the extent that other awards of restricted stock, RSUs, or PSUs may be made to executive officers, they are generally made at regular or special meetings or by unanimous written consents of the P&C Committee. Awards are generally effective on the date of such meetings or unanimous written consents. Dates for P&C Committee meetings are usually set during the prior year, and the timing of meetings and awards is unrelated to the release of any material non-public information. As a result, we do not make equity compensation awards in anticipation of the release of material, non-public information. Similarly, we do not time the release of material, non-public information based on equity award grant dates for the purpose of affecting the value of any such award.
Section 162(m) Considerations
Internal Revenue Code Section 162(m) limits the deductibility of compensation in excess of $1 million paid to certain covered employees (generally including the NEOs) in any calendar year. As a result, compensation paid in excess of $1 million to our NEOs generally will not be deductible by the Company. The P&C Committee designs compensation programs that are intended to be in the best long-term interests of Sealed Air and our stockholders, with deductibility of compensation being one of a variety of considerations taken into account.
P&C Committee Report
The P&C Committee has reviewed and discussed the CD&A with management. Based on its review and discussions with management, the members of the Committee recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for the year ended December 31, 2025.
People and Compensation Committee

Zubaid Ahmad, Chair
Kevin C. Berryman
Françoise Colpron
Suzanne B. Rowland
Board Oversight of Compensation Risks
We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on Sealed Air. In 2025, as in prior years, at the request of the P&C Committee and with the assistance of Pearl Meyer and Willis Towers Watson, we evaluated our incentive compensation plans relative to our enterprise risks and determined that there were no significant changes to the compensation risks identified below. We determined, with consideration of advice from Pearl Meyer and Willis Towers Watson, that there were no significant risk areas from a compensation risk perspective.
With respect to our executive compensation programs, a number of risk mitigation features were in place in 2025, including the following:

✔	The primary AIP metric focused on earnings and the P&C Committee had discretion to adjust bonus pool funding and individual award payouts.

✔	The principal LTI program for executives is PSU awards that vest based on achievement of measurable financial three-year goals balanced by relative total stockholder return performance. No stock options were used.

✔	The P&C Committee has discretion in extraordinary circumstances to reduce payout on PSU awards below the amount otherwise earned.

✔	Pay leverage is reasonable and generally does not exceed 200% of target for Annual Incentive Plan and 250% for PSU awards.

✔	Our clawback policies discourage excessive risk taking and manipulation of financial results.

✔	Our stock ownership guidelines require executives to hold a portion of vested equity awards during employment, thus discouraging excessive risk taking.

✔	Different metrics are used for annual and long-term incentive plans for executives, thus not placing too much emphasis on a single metric.
Executive Compensation Tables
2025 Summary Compensation Table
The following table shows compensation for our named executive officers for the years indicated. Principal positions are as of the end of the last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)	Total ($)
Dustin J. Semach	2025	1,100,000	—	6,194,413	2,446,720	35,000	9,776,133
President and Chief Executive Officer	2024	762,500	1,150,000	5,227,285	866,629	46,273	8,052,687
	2023	453,333	357,292	3,709,893	79,565	152,122	4,752,205

Kristen Actis-Grande(5)	2025	258,542	365,000	3,286,840	438,600	35,000	4,383,982
Chief Financial Officer

Veronika M. Johnson	2025	387,575	—	618,459	297,280	35,000	1,338,314
Chief Accounting Officer and Controller/Former Interim Chief Financial Officer	2024	340,225	—	435,860	240,590	31,913	1,048,588

Byron J. Racki	2025	600,000	—	929,183	696,460	77,419	2,303,062
President, Protective	2024	347,500	60,000	534,547	242,130	34,813	1,218,990

Russell K. Grissett(5)	2025	41,856	450,000	1,350,027	—	35,000	1,876,883
President, Food

Stefanie M. Holland(5)	2025	425,890	—	950,211	427,773	21,000	1,824,874
Vice President, General Counsel and Secretary

Patrick M. Kivits	2025	137,500	—	—	170,436	4,845,500	5,153,436
Former Chief Executive Officer	2024	550,000	3,500,000	8,644,012	—	126,601	12,820,613

Emile Z. Chammas	2025	197,577	1,000,000	1,858,330	—	1,068,733	4,124,640
Former Senior Vice President and Chief Operating Officer	2024	778,511	150,000	2,927,281	760,450	31,913	4,648,155
	2023	772,842	57,292	4,264,948	136,395	29,700	5,261,177

Steve Flannery	2025	579,583	400,000	1,207,907	—	253,946	2,441,436
Former President, Food	2024	164,962	—	2,400,011	—	15,259	2,580,232

(1)For past years, amounts in this column represent new hire or one-time cash bonuses for the years indicated and, for each of Mr. Semach and Mr. Chammas, monthly stipends for their service as Interim Co-Presidents and Co-CEOs in 2023. For 2024, the amounts include cash new hire bonuses of $3,500,000 and $60,000 paid to Mr. Kivits and Mr. Racki, respectively, upon their hire; cumulative monthly stipend payments of $150,000 for each of Mr. Chammas and Mr. Semach from January 2024 to June 2024 for their service as Interim Co-Presidents and Co-CEOs; and a cash transition bonus of $1,000,000 paid to Mr. Semach upon his promotion to President on July 1, 2024. For 2025, the amounts include cash new hire bonuses of $365,000, $450,000 and $400,000 paid to Ms. Actis-Grande, Mr. Grissett and Mr. Flannery, respectively, upon their hire; and a $1,000,000 cash retention bonus that fully vested for Mr. Chammas upon his separation from the Company.
(2)The Stock Awards column shows the value of equity awards granted during the year indicated. The amounts do not correspond to the actual amounts that may be earned by the named executive officers. Equity awards granted during each year may include both RSU and PSU awards granted under the 2014 Omnibus Incentive Plan. RSU awards are valued at the grant date fair value computed in accordance with FASB ASC Topic 718. In valuing the PSU awards, we assumed the probable achievement of the target levels for the primary performance goals. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures. For the 2025-2027 PSU awards, which are subject to a modifier based on relative TSR performance, the grant date fair value is based on a Monte Carlo simulation value (which was $35.83 per share for the grants to Mr. Semach, Mr. Racki, Ms. Johnson, Mr. Chammas, and Mr. Flannery; $34.88 per share for the grant to Ms. Actis-Grande; and $29.74 for Ms. Holland). For additional assumptions made in valuing these awards and other information, see Note 22, “Stockholders’ Equity,” of the Notes to our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. For the annual PSU awards granted in 2025 the value of the awards as of the grant date, assuming that the highest level of performance conditions would be achieved (which is 250% of target), is as follows:

Name	Maximum 2025-2027 PSU Award ($)
Dustin J. Semach	7,985,970
Kristen Actis-Grande	696,990
Veronika M. Johnson	346,118
Byron J. Racki	1,197,886
Stefanie M. Holland	824,393
Emile Z. Chammas	2,395,773
Steven E. Flannery	1,557,261
(3)The amounts in the Non-Equity Incentive Plan Compensation column for 2025 reflect the cash portion of annual bonuses earned by the named executive officers for 2025. Based upon his offer letter, Mr. Grissett was not eligible for a 2025 cash bonus payout under the Company’s Annual Incentive Plan. Due to his severance agreement Mr. Kivits received a prorated annual bonus amount. Mr. Chammas and Mr. Flannery terminated employment before the time of payout and therefore did not receive a 2025 cash bonus payout.
(4)The amounts shown in the All Other Compensation column for 2025 are attributable to the following:

Name	Company Profit Sharing Contribution* ($)	Company 401(k) Matching Contributions* ($)	Relocation Costs** ($)	Tax Gross Up*** ($)	Separation Payments**** ($)	Total ($)
Dustin J. Semach	21,000	14,000	—	—	—	35,000
Kristen Actis-Grande	21,000	14,000	—	—	—	35,000
Veronika M. Johnson	21,000	14,000	—	—	—	35,000
Byron J. Racki	21,000	14,000	25,000	17,419	—	77,419
Russell K. Grissett	21,000	14,000	—	—	—	35,000
Stefanie M. Holland	21,000	—	—	—	—	21,000
Patrick M. Kivits	—	5,500	—	—	4,840,000	4,845,500
Emile Z. Chammas	—	14,000	—	—	1,054,733	1,068,733
Steven E. Flannery	—	14,000	42,252	29,439	168,255	253,946
*Made to the Sealed Air Corporation 401(k) and Profit-Sharing Plan.
**Pursuant to the Company’s relocation policy, Mr. Racki and Mr. Flannery received certain relocation benefits to facilitate their moves to an appropriate work location for their roles. The amount disclosed represents the aggregate incremental cost to the Company of those benefits..
***Includes tax gross-ups for relocation benefits.
****Mr. Kivits, Mr. Chammas, and Mr. Flannery received certain separation payments during 2025, including severance and payment of unused vacation. See “Termination of Employment for Mr. Kivits, Mr. Chammas and Mr. Flannery” for additional information.
(5)Each of Ms. Actis-Grande, Mr. Grissett and Ms. Holland first became a named executive officer in 2025, and therefore compensation for prior years is not reported.
Grants of Plan-Based Awards in 2025
The following table sets forth additional information concerning stock awards granted during 2025 under the 2014 Omnibus Incentive Plan and the annual bonus targets for 2025 performance under our Annual Incentive Plan.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(2)	Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards, Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards(4) ($)
Name	Type of Award(1)	Grant Date	Target ($)	Threshold (#)	Target (#)	Maximum (#)
Dustin J. Semach	25PSU	2/18/2025		33,433	89,154	222,885		3,194,388
	25RSU	2/17/2025					88,262	3,000,025
	Cash	1/2/2025	1,320,000

Kristen Actis-Grande	25PSU	8/25/2025		2,997	7,993	19,983		278,796
	25RSU	8/25/2025					7,993	258,014
	25RSU(Hire)	8/25/2025					85,193	2,750,030
	Cash	8/25/2025	219,300

Veronika M. Johnson	25PSU	2/18/2025		1,449	3,864	9,660		138,447
	25RSU	2/17/2025					3,825	130,012
	25RSU(CFO)	4/8/2025					14,626	350,000
	Cash	1/2/2025	180,000

Byron J. Racki	25PSU	2/18/2025		5,015	13,373	33,433		479,155
	25RSU	2/17/2025					13,240	450,028
	Cash	1/2/2025	420,000

Russell K. Grissett	25RSU(Hire)	12/8/2025					32,476	1,350,027

Stefanie M. Holland	25PSU	3/31/2025		4,158	11,088	27,720		329,757
	25RSU	3/31/2025					11,088	320,443
	25RSU(Hire)	3/31/2025					10,381	300,011
	Cash	3/31/2025	299,063

Patrick M. Kivits	Cash	1/2/2025	155,507

Emile Z. Chammas	25PSU	2/18/2025		10,030	26,746	66,865		958,309
	25RSU	2/17/2025					26,479	900,021
	Cash	1/2/2025	622,809

Steven E. Flannery	25PSU	2/18/2025		6,519	17,385	43,463		622,905
	25RSU	2/17/2025					17,211	585,002
	Cash	1/2/2025	520,000

(1)

Type of Award	Description
Cash	Cash portion of 2025 annual bonus
25PSU	Three-year PSU award for the performance period beginning January 1, 2025
25RSU	Time-vesting RSU award granted as part of 2025 long-term incentive awards
25RSU(Hire)	New hire RSU awards for Ms. Actis-Grande, Mr. Grissett, and Ms. Holland
25RSU(CFO)	RSU award provided to Ms. Johnson as recognition for position as Interim Chief Financial Officer
(2)This column shows the target awards established in early 2025 (or at the time of hire, if applicable) for the 2025 annual bonuses for each of the named executive officers under our Annual Incentive Plan. While the overall funded bonus sub-pool applicable to the named executive officers has a 200% of target maximum funding limit, individual bonus awards can vary as long as the total of all bonus awards is within the overall funded sub-pool. Actual payouts for 2025 are shown in the “Non-Equity Incentive Plan Compensation” column in “2025 Summary Compensation Table.”
(3)These columns show target award amounts established in early 2025 (or at the time of hire, if applicable) for the threshold, target and maximum awards for 25PSU awards granted in 2025 for the applicable named executive officers under the 2014 Omnibus Incentive Plan. The threshold number of shares for 25PSU awards is 37.5% of the target number of shares and the maximum number of shares for such awards is 250% of the target number of shares. Shares, to the extent earned, will be issued in 2028 for the 25PSU awards. See “Compensation Discussion and Analysis in 2025 Compensation Decisions and Results under the caption Long-Term Equity Incentives.”
(4)This column shows the fair value on the grant date or service inception date of the equity awards shown in the table computed in accordance with FASB ASC Topic 718. The manner in which grant date fair value was determined for stock awards granted in 2025 is discussed in Note 2 under “2025 Summary Compensation Table.” The amounts shown exclude the impact of estimated forfeitures.
Outstanding Equity Awards at 2025 Fiscal Year-End
The following table shows, as of December 31, 2025, outstanding and unvested stock awards under the 2014 Omnibus Incentive Plan for the named executive officers:

		Stock Awards
Name	Type of Award(1)	Number of Shares or Units of Common Stock That Have Not Vested (#)	Market Value of Shares or Units of Common Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(3) (#)	Equity Incentive Plan Award: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) ($)
Dustin J. Semach	24PSU			41,150	1,704,845
	25PSU			144,697	5,994,794
	24RSU	8,334	345,278
	24RSU(Ret)	15,329	635,080
	25RSU	58,842	2,437,824

Kristen Actis-Grande	25PSU			12,973	537,456
	25RSU	5,239	217,052
	25RSU(Hire)	56,796	2,353,058

Veronika M. Johnson	24PSU			5,206	215,697
	25PSU			6,270	259,752
	24RSU	1,055	43,709
	25RSU	2,550	105,647
	25RSU(CFO)	9,751	403,984

Byron J. Racki	24PSU			10,762	445,851
	25PSU			21,704	899,212
	24RSU	2,180	90,317
	25RSU	8,827	365,703

Russell K. Grissett	25RSU(Hire)	32,476	1,345,481

Stefanie M. Holland	25PSU			17,996	745,567
	25RSU	7,392	306,251
	25RSU(Hire)	6,921	286,737

Emile Z. Chammas	24PSU			18,290	757,769
	25PSU			4,824	199,840

(1)

Type of Award	Description
24PSU	Three-year PSU award for the performance period beginning January 1, 2024
25PSU	Three-year PSU award for the performance period beginning January 1, 2025
24RSU	Time-vesting RSU award granted February 21, 2024 (except for Mr. Racki which was granted on June 5, 2024) and vesting in equal annual installments over three years
25RSU	Time-vesting RSU award granted February 17, 2025 (except for Ms. Actis-Grande which was granted on August 25, 2025 and for Ms. Holland which was granted on March 31, 2025) and vesting in equal annual installments over three years
25RSU(Hire)	New hire time-vesting RSU award granted August 25, 2025 for Ms. Actis-Grande and December 8, 2025 for Mr. Grissett and vesting in equal annual installments over three years
24RSU(Ret)	Time-vesting retention RSU award granted August 15, 2024 and vesting in equal annual installments over three years
25RSU(CFO)	Time-vesting RSU award granted April 8, 2025 in recognition of Ms. Johnson’s Interim Chief Financial Officer position and vesting in equal annual installments over three years
(2)The market or payout values shown in this column are based on the closing price of common stock on December 31, 2025 of $41.43 per share as reported on the NYSE.
(3)The amounts shown in this column for 24PSU and 25PSU awards represent the number of shares based on actual performance through December 31, 2025. The PSUs are not settled until after the end of the performance period when performance results are certified by the P&C Committee, usually at the regularly scheduled meeting in February, which generally approximates three years after the original grant date for the annual PSU awards.
Stock Vested in 2025
The following table shows the number of shares vested for stock awards for the named executive officers during 2025, as well as the value of the shares realized upon vesting:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dustin J. Semach	167,265	6,522,300
Kristen Actis-Grande	31,061	1,281,577
Veronika M. Johnson	19,001	751,522
Byron J. Racki	8,771	341,300
Russell K. Grissett	—	—
Stefanie M. Holland	7,156	295,257
Patrick M. Kivits	164,127	5,555,699
Emile Z. Chammas	63,380	1,884,409
Steven E. Flannery	22,038	779,043
The value realized represents the gross number of shares or units that vested, multiplied by the closing market value of our common stock on the applicable vesting date, and includes any amounts that were withheld for applicable taxes. Certain awards that vested during 2025 may be paid during 2026, when performance results are certified or as a result of certain payment delays required by U.S. tax laws. The table includes shares underlying RSUs for which vesting was accelerated in connection with the tax mitigation efforts undertaken to mitigate the potential impact of Sections 280G and 4999 of the United States Internal Revenue Code of 1986, as amended, in connection with the proposed merger transaction with CD&R.
Nonqualified Deferred Compensation in 2025
In 2025, no named executive officers participated in the Sealed Air Corporation Deferred Compensation Plan for Key Employees, an unfunded nonqualified deferred compensation plan designed to provide selected employees the opportunity to defer the payment of a portion of base salary and certain cash annual incentive compensation.
Each year the Deferred Compensation Plan for Key Employees permits participating employees to elect to defer (a) up to 50% of base salary for the year and (b) up to 100% of the cash annual incentive award for the year payable under our Annual Incentive Plan. Our Deferred Compensation Plan for Key Employees permits discretionary contributions by us. Participant account balances are credited with interest as determined by the P&C Committee, which has determined that accounts will be adjusted monthly based on the Moody’s Seasoned Aaa Corporate Bond Yield for that month.
A participant’s account will be distributed based on the participant’s payment election made at the time of deferral. A participant can elect to have deferrals credited to a “retirement account” to be paid in a lump sum or installments (over 5, 10 or 15 years) commencing the seventh month after termination of employment or at a later age or date selected by the participant. Alternatively, a participant can have up to two “in-service accounts” that will be payable in a lump sum or 5 annual installments on a date specified by the participant (or earlier upon a termination of employment).
Payments Upon Termination or Change in Control
We do not have any severance programs or agreements covering any of our currently active named executive officers, except for the arrangements described below and benefits generally available to salaried employees, also noted below. We also have no programs or agreements providing any payments or benefits to our named executive officers in connection with a change in control, except as part of our equity compensation awards and Executive Severance Plan as discussed in more detail below. The following describes arrangements that address cash payments or other benefits to certain of our named executive officers following termination of employment:
Executive Severance Plan
Our Executive Severance Plan provides severance benefits upon a qualifying termination of employment to selected employees as designated by the P&C Committee. Each of our currently active named executive officers have been designated a participant in the Executive Severance Plan. Severance benefits are triggered under the Executive Severance Plan upon a termination of employment (other than by reason of death or disability) by us without “cause” or by the employee for “good reason” (as those terms are defined in the Executive Severance Plan) and depend on whether the participant served as the CEO or in another executive officer role.
For the CEO, in the event of a termination of employment by us without cause or by the CEO for good reason not in connection with a change in control, the CEO will receive severance benefits equal to (a) a lump sum cash severance payment equal to two years of base salary and target annual bonus, (b) a pro rata bonus for the year in which the termination occurs based on actual performance results for the year and payable at the same time bonuses for the year are otherwise paid, and (c) a lump sum payment equal to 24 times the then-applicable employee cost for monthly premiums for medical, prescription and dental benefits under the Company plans based on the CEO’s then-applicable election, payable in an immediate lump sum. For a termination of employment by us without cause or by the CEO for good reason in connection with a change in control, the CEO will receive (a) a lump sum cash severance payment equal to two and one half (2.5) times the sum of base salary plus target annual bonus, (b) a pro rata bonus for the year in which the involuntary termination occurs, based on the greater of assumed target performance or actual performance measured through the end of the calendar year quarter immediately preceding the change in control, payable in an immediate lump sum, (c) a lump sum payment equal to 24 times the then-applicable employee cost for monthly premiums for medical, prescription and dental benefits under the Company plans based on the CEO’s then-applicable election, and (d) full vesting of all outstanding equity compensation awards, consistent with the terms that apply to other participants in the 2014 Omnibus Incentive Plan.
For any other named executive officers, in the event of a termination of employment by us without cause or by the employee for good reason not in connection with a change in control, severance benefits are equal to (a) one year of base salary and target annual bonus (payable over 12 months) and (b) continued health and welfare benefits for a period of 12 months. If a termination of employment by us without cause or by the employee for good reason occurs upon or within two years after a change in control, the employee is instead entitled to receive severance benefits equal to (a) a lump sum payment equal to two years of the sum of base salary plus target annual bonus, (b) continued health and welfare benefits for up to 18 months, and (c) accelerated vesting of all outstanding equity compensation awards. For accelerated equity vesting of performance-based equity awards under the 2014 Omnibus Incentive Plan, such as PSUs, the vesting is based on assumed achievement of performance goals at the greater of target performance or actual performance measured through the end of the last quarter immediately preceding the change in control. Additional details on treatment of equity awards upon termination of employment or following a change in control can be found below.
Severance benefits are conditioned upon an employee giving us a general release of claims at the time of separation. Benefits are also conditioned upon an employee’s compliance with certain restrictive covenants regarding non-disparagement, confidentiality, and non-competition (in addition to any other restrictive covenants to which an employee may be subject). No tax gross-ups are provided to any participant under the Plan in case of any excise taxes under Sections 280G and 4999 of the Internal Revenue Code as a result of payments under the Executive Severance Plan in connection with a change in control. If an employee covered by the Plan is also entitled to severance under an existing agreement with us, the terms of the individual severance agreement will control instead of the Plan.
The following table shows the total amount that would have been payable to the currently active named executive officers under the Executive Severance Plan in case of a qualifying termination on December 31, 2025.

Name	Termination Without Cause or With Good Reason—No Change in Control ($)	Termination Without Cause or With Good Reason—Within 2 Years After a Change in Control(1) ($)
Mr. Semach	4,885,212	6,095,212
Ms. Actis-Grande	1,372,840	2,734,510
Ms. Johnson	588,049	1,172,074
Mr. Racki	1,042,162	2,073,243
Mr. Grissett	1,192,162	2,373,243
Ms. Holland	975,588	1,943,632

(1)The column excludes the value of any accelerated vesting of equity compensation awards (see following table).
Our incentive award programs include provisions addressing the extent to which the award becomes vested and payable or is forfeited upon termination of employment. The following briefly describes the key features of these provisions.
Annual Incentive Plan Awards
Under our Annual Incentive Plan, employees must remain employed through the applicable payment date in order to be entitled to receive an annual bonus for a year. Bonuses are paid during the month of March for the prior year. Accordingly, termination of the named executive officers as of December 31, 2025 would have meant that they were not entitled to receive a cash bonus based on 2025 performance. For a termination of employment before the bonus payment date, the payment of an annual bonus is discretionary depending on the circumstances. The annual bonus paid under the Annual Incentive Plan to each currently active named executive officer for 2025 was as follows: Mr. Semach, $2,446,720; Ms. Actis-Grande, $438,600; Ms. Johnson, $297,280; Mr. Racki, $696,460; and Ms. Holland, $427,773. These amounts may not represent the amounts that would have been awarded if the named executive officers had terminated employment at the end of 2025, considering that payment upon termination of employment prior to the payment date is discretionary. As previously noted, Mr. Grissett was not eligible to receive an annual bonus for the 2025 performance period per the terms of his offer letter. Due to his severance agreement, Mr.

Kivits received a prorated annual bonus in the amount of $170,436 based upon his time as CEO during 2025. Mr. Chammas and Mr. Flannery did not receive an annual bonus for 2025 because their employment ended before the applicable payment date.
Restricted Stock Units
These awards will vest in full in case of death or disability before the scheduled vesting date and will generally be forfeited for any other termination of employment before the scheduled vesting date, with certain exceptions. RSUs will vest in full upon a termination of employment by us without cause or by the executive with good reason that occurs within two years after a change in control per the Executive Severance Plan and RSU award agreements. Also, the RSUs granted to Ms. Johnson in association with her Interim Chief Financial Officer role, will vest in full upon an involuntary termination of employment by the Company without cause and not in connection with a change in control.
In connection with the pending merger, each RSU that remains outstanding immediately prior to the transaction close will be cancelled and converted into a restricted cash award with a value equal to (i) the product of (A) the aggregate number of shares of common stock underlying each outstanding RSU and (B) the merger consideration of $42.15, plus (ii) any accrued and unpaid dividends or dividend equivalent rights owed with respect to such outstanding RSU. Such award will remain subject to the terms and conditions applicable to the corresponding RSU (including time-based vesting conditions and terms related to the treatment upon termination of employment).
Performance Share Units
Termination of employment before the end of the performance period generally results in the forfeiture of any outstanding PSU awards with two exceptions. First, in case of death, disability or retirement before the end of the performance period, a pro rata number of the PSUs will become payable after the end of the performance period, based on the actual performance results for the performance period. Second, in case of a termination of employment by us without cause or by the executive with good reason within two years following a change in control (a “qualifying termination” for purposes of the table below), per the Executive Severance Plan and PSU award agreements, the PSUs will become payable as of the date of termination based on the greater of target performance and actual performance through the end of the quarter immediately prior to the change in control.
In connection with the pending merger, each PSU that remains outstanding immediately prior to the transaction close will be cancelled and converted into a restricted cash award with a value equal to (i) the product of (A) the aggregate number of shares of Sealed Air common stock underlying each outstanding PSU, determined assuming that the applicable performance goals have been deemed to be achieved at the greater of target and actual level of performance, as determined by the P&C Committee, and (B) the merger consideration of $42.15, plus (ii) any accrued and unpaid dividends or dividend equivalent rights owed with respect to such outstanding PSU. Any such award received by any current employee or service provider will remain subject to the same terms and conditions as are applicable to the corresponding outstanding PSU award other than performance-based vesting conditions. The time-based vesting condition applicable to such cash-based award shall be a three-year time-vesting requirement with one-third of such award vesting on each December 31 that would occur during the three-year performance period.
The following table shows the amounts that would have been payable to the named executive officers in service as of December 31, 2025 under these equity award programs for a termination of employment as of December 31, 2025, based on the closing price of common stock on the last trading day of 2025 ($41.43), and includes the value of accrued cash dividend equivalents through that date. All awards remain subject to the Dodd-Frank Policy (discussed in “Compensation Discussion and Analysis” above):

Name	Type of Award	Death or Disability ($)	Involuntary for Cause ($)	Involuntary (All Others) ($)	Voluntary ($)	CIC Only ($)	CIC + Qualifying Termination(1) ($)
Dustin J. Semach	PSU(2)	1,972,158	—	—	—	—	7,881,236
	RSU(3)	3,496,985	—	—	—	—	3,496,985

Kristen Actis-Grande	PSU(2)	111,449	—	—	—	—	542,645
	RSU(3)	2,594,924	—	—	—	—	2,594,924

Veronika M. Johnson	PSU(2)	145,114	—	—	—	—	488,794
	RSU(3)	562,918	—	409,835	—	—	562,918

Byron J. Racki	PSU(2)	374,058	—	—	—	—	1,375,341
	RSU(3)	445,273	—	—	—	—	445,273

Russell K. Grissett	PSU(2)	—	—	—	—	—	—
	RSU(3)	1,345,481	—	—	—	—	1,345,481

Stefanie M. Holland	PSU(2)	155,343	—	—	—	—	756,364
	RSU(3)	601,575	—	—	—	—	601,575

(1)The column consists of amounts that would have been paid to the named executive officers upon a termination of employment by us without cause or by the named executive officer for good reason on December 31, 2025, and a change in control had occurred within the two-year period ending on December 31, 2025. The table excludes RSUs for which vesting was accelerated in connection with the Tax Mitigation
(2)These rows consist of amounts that would have been paid in connection with 2024 and 2025 three-year annual PSU awards. For the scenarios other than “CIC + qualifying termination,” the PSUs are prorated assuming target performance. In the case of “CIC + qualifying termination,” per the terms of the PSU award agreements and Executive Severance Plan under which each of the named executive officers participates, the amounts represent the full value of the awards based on actual performance as of December 31, 2025 and are not prorated. In certain cases, vesting may be conditioned on the named executive officer first providing us with a release of claims.
(3)These rows consist of time-vesting restricted stock unit awards granted as part of 2024 and 2025 long-term incentive awards, and other time-vesting awards granted to certain of the named executive officers as detailed in the table under “Outstanding Equity Awards at 2025 Fiscal Year-End". The amount above under “Involuntary (All Others)” represent the RSU award granted to Ms. Johnson in 2025 for her role as Interim Chief Financial Officer.
The benefits described or referenced above are in addition to benefits available generally to salaried employees upon termination of employment, such as, for employees in the United States, distributions under our 401(k) and Profit-Sharing Plan, non-subsidized retiree medical benefits, disability benefits and accrued vacation pay (if applicable).
Tax Mitigation
If an NEO’s employment with the Company was terminated for “cause” or voluntarily by the NEO other than for “good reason” (as such terms are defined in the Company’s Executive Severance Plan) prior to the date the fiscal year 2025 annual bonus was paid to employees generally in 2026, then in connection with the advance payment of the accelerated bonus payments for 2025 in order to mitigate the potential impact of Sections 280G and 4999 of the United States Internal Revenue Code of 1986, as amended, in connection with the pending merger, the NEO would have been required to repay to the Company the net after-tax amount of the NEO’s accelerated bonus.
Further, if the NEO terminated employment (i) for any reason other than death or disability prior to the consummation of the pending merger and prior to the date on which the applicable portion of the accelerated RSUs would have vested in accordance with their original terms or (ii) for “cause” or voluntarily by the executive other than for “good reason” (as such terms are defined in the Company’s 2014 Omnibus Incentive Plan) following the consummation of the pending merger but prior to the date on which the applicable portion of the accelerated RSUs would have vested in accordance with their original terms, then the executive would (x) to the extent the executive still holds any shares of the Company’s common stock received on settlement of the accelerated RSUs (the “RSU Shares”), immediately forfeit the net after-tax RSU Shares and (y) to the extent the executive has sold or transferred any RSU Shares, promptly repay to the Company an amount equal to the fair market value of such RSU Shares as of the date of such sale or transfer within 30 business days following such termination of employment.
Terminations of Employment
As previously announced, Mr. Kivits, former Chief Executive Officer, left the Company, effective February 12, 2025. His separation was treated as a termination without cause for purposes of the Executive Severance Plan. As a result, Mr. Kivits received severance benefits equal (i) two years of base salary and target annual bonus (payable as a lump sum), equal to $4,840,000, (ii) pro-rata bonus for the annual incentive amount in 2025, valued at $170,436, which he will receive in March of 2026, and (iii) lump sum payment equal to two years of medical benefits, valued at $19,813. Per the terms of his award agreement for the RSU award Mr. Kivits received on July 1, 2024, Mr. Kivits became fully vested in 164,127 RSUs. All additional equity awards were forfeited in accordance with their terms.
As previously announced, the Company and Mr. Chammas, former Senior Vice President and Chief Operating Officer, mutually agreed on his separation from the Company effective April 1, 2025. His separation was treated as a termination without cause for purposes of the Executive Severance Plan. As a result, Mr. Chammas received severance benefits equal (i) one year of base salary and target annual bonus (payable over 12 months), equal to $1,401,320, and (ii) continued health and welfare benefits for a period of 12 months, valued at $15,563. Per the terms of his letter agreement with the Company dated June 11, 2024 (the “Letter Agreement”), and the terms of the award agreement for the RSU award Mr. Chammas received on December 8, 2023, Mr. Chammas received a lump sum payment in the amount of $1,000,000 and became fully vested in 13,996 RSUs. Additionally, as consideration for obtaining Mr. Chammas’ release of claims and post-employee covenants, the Company agreed to fully vest 30,657 RSUs granted to Mr. Chammas on August 15, 2024. All additional RSU awards were forfeited in accordance with their terms. Due to his retirement eligibility, his outstanding PSUs were pro-rated based on time of service and will be distributed in each applicable year once approved and certified by the P&C Committee.
As previously announced, the Company and Mr. Flannery, Former President, Food mutually agreed on his separation from the Company effective November 20, 2025. His separation was treated as a termination without cause for purposes of the Executive Severance Plan. As a result, Mr. Flannery received severance benefits equal (i) one year of base salary and target annual bonus (payable over 12 months), equal to $1,170,000, and (ii) continued health and welfare benefits for a period of 12 months, valued at $22,162. All outstanding equity awards were forfeited in accordance with their terms.
CEO Pay Ratio
As required by applicable SEC rules, we are providing the following estimate of the relationship of the annual total compensation of our employees and the annual total compensation of Dustin Semach, our CEO as of the end of 2025, our last completed fiscal year.
For 2025, the median of the annual total compensation of all our employees, other than CEO, was $63,181, and the annual total compensation of our CEO, as reported in “Executive Compensation—2025 Summary Compensation Table” (and adjusted to include the estimated value of certain broad-based group health and life benefits) was $9,798,739.
Based on this information, we reasonably estimate that for 2025 our CEO’s annual total compensation was approximately 155 times that of the median of the annual total compensation of all our employees.
The CEO pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on the methodologies and assumptions described above. SEC rules for identifying the median employee and determining the CEO pay ratio permit companies to employ a wide range of methodologies, estimates, and assumptions. As a result, the CEO pay ratios reported by other companies, which may have employed other permitted methodologies or assumptions and which may have a significantly different work force structure from ours, are likely not comparable to our CEO pay ratio.
Compensation Committee Interlocks and Insider Participation
Each of Mr. Ahmad, Mr. Berryman, Ms. Colpron, Mr. Lawton and Ms. Rowland served on the P&C Committee during 2025. None of the members of the P&C Committee was an officer or employee of the Company or any of its subsidiaries, and no executive officer of the Company served on the board of directors of any entity whose executive officers included a director of the Company throughout 2025.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2025 with respect to shares of common stock that may be issued under our 2014 Omnibus Incentive Plan, the only equity compensation plan that was effective in 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by stockholders	2,257,574(1)	—	3,466,658(2)
Equity compensation plans not approved by stockholders	—	—	—
Totals	2,257,574	—	3,466,658

(1)Includes the following as of December 31, 2025:
▪19,028 performance share units awarded under the 2023 three-year PSU award. This number reflects that such awards were paid out based upon the achievement level equal to 27.1% of the target as certified by the P&C Committee in February 2026.
▪165,768 performance share units awarded under the 2024 three-year PSU award. This number reflects an assumption that such awards will be paid out at 164.9% of the target, based on current projected performance conditions.
▪290,391 performance share units awarded under the 2025 three-year PSU award. This number reflects an assumption that such awards will be paid out at 178.6% of the target, based on current projected performance conditions.
▪1,682,122 unvested restricted stock units.
▪100,265 deferred stock units held by non-employee directors
(2)Comprised of 3,941,845 shares available as of December 31, 2025 for awards under the 2014 Omnibus Incentive Plan (as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025) plus 1,682,122 unvested restricted stock units and 100,265 deferred stock units held by non-employee directors, and less the number of shares reported under column (a) in the table above
There is no exercise price for shares or units awarded under the 2014 Omnibus Incentive Plan. There was no exercise price for deferred stock units credited to the accounts of non-employee directors in 2025.
Beneficial Ownership Table
The following table sets forth, as of February 19, 2026 (or as otherwise indicated), the number of outstanding shares and the percentage of common stock beneficially owned:
•by each person known to us to be the beneficial owner of more than five percent of the then-outstanding shares of common stock;
•directly or indirectly by each director and named executive officer who is included in Part III, Item 11, “Executive Compensation” under the caption “2025 Summary Compensation Table” of this Annual Report on Form 10-K; and
•directly or indirectly by all of our current directors and executive officers as a group.
The number of shares of common stock owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within sixty days after February 19, 2026, or April 20, 2026, through the conversion of a security or other right. Applicable percentage ownership is based on 147,368,988 shares of common stock outstanding as of February 19, 2026. Unless otherwise indicated, each person has sole investment and voting power, or shares such power with a family member, with respect to the shares set forth in the following table. The inclusion in this table of any shares deemed to be beneficially owned does not constitute an admission of beneficial ownership of those shares for any other purpose.

Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares of Common Stock
The Vanguard Group 100 Vanguard Blvd Malvern, PA 19355	16,011,803(1)	10.9%
BlackRock, Inc. 50 Hudson Yards New York, NY 10001	14,830,711(2)	10.1%
BlackRock Portfolio Management LLC 50 Hudson Yards New York, NY 10001	13,571,535(3)	9.2%
Zubaid Ahmad	1,200(4)	*
Anthony J. Allott	10,893	*
Kevin C. Berryman	4,933(4)	*
Françoise Colpron	24,913	*
Henry R. Keizer	43,015	*
Harry A. Lawton III	28,923	*
Suzanne B. Rowland	―(4)	*
Kristen Actis-Grande	19,859	*
Dustin J. Semach	105,032(5)	*
Veronika Johnson	31,698(5)(6)	*
Byron J. Racki	7,237(5)	*
Russell K. Grissett	—	*
Stefanie M. Holland	5,103	*
Patrick M. Kivits	—	*
Emile Z. Chammas	49,819	*
Steven E. Flannery	14,909(5)	*
All current directors and executive officers as a group (12 persons)(7)	253,883	*

*Less than 1%
(1)The ownership information set forth in the table is based on information contained in a Schedule 13G/A, filed with the SEC on January 30, 2026 by The Vanguard Group, with respect to ownership of shares of common stock, which indicated that The Vanguard Group had shared voting power with respect to 1,117,938 shares and shared dispositive power with respect to 16,011,803 shares.
(2)The ownership information set forth in the table is based on information contained in a Schedule 13G/A, filed with the SEC on February 7, 2025 by BlackRock, Inc., with respect to ownership of shares of common stock, which indicated that BlackRock, Inc. (including certain of its subsidiaries) had sole voting power with respect to 14,625,615 shares and sole dispositive power with respect to 14,830,711 shares. According to the Schedule 13G/A, BlackRock Fund Advisors a subsidiary of BlackRock, also beneficially owned 5% or greater of our common stock.
(3)The ownership information set forth in the table is based on information contained in a Schedule 13G, filed with the SEC on April 15, 2025 by BlackRock Portfolio Management LLC, with respect to ownership of shares of common stock, which indicated that BlackRock Portfolio Management LLC had sole voting power with respect to 13,399,264 shares and sole dispositive power with respect to 13,571,535 shares.
(4)The number of shares of Sealed Air common stock listed in the table does not include stock units held in the stock accounts of the non-employee directors under our Deferred Compensation Plan for Directors. Each stock unit represents one share of Sealed Air common stock. Holders of stock units cannot vote the shares represented by the units or transfer such units.
(5)This figure includes shares of Sealed Air common stock held under our 401(k) and Profit-Sharing Plan with respect to which our executive officers individually and as a group may, by virtue of their participation in the plan, be deemed to be beneficial owners. The approximate numbers of share equivalents held by the named executive officers and by the current directors, director nominees and executive officers as a group under the plan are as follows:

Dustin J. Semach	1,065
Veronika M. Johnson	3,679
Byron J. Racki	580
Steven E. Flannery	277
Current Executive Officers and Directors as a Group	5,601
(6)Includes 15,355 shares of Sealed Air common stock held by Ms. Johnson’s spouse.
(7)Messrs. Kivits, Chammas and Flannery separated from employment with the Company effective February 12, 2025, April 1, 2025 and November 20, 2025, respectively, and Mr. Lawton resigned from the Board effective February 26, 2026; therefore, none are current executive officers or directors.

The address of all individuals listed above is c/o Sealed Air Corporation, 2415 Cascade Pointe Boulevard, Charlotte, North Carolina 28208.

Item 13.	Certain Relationships and Related Transactions, and Director
Independence
Certain Relationships and Related-Person Transactions
Under our Corporate Governance Guidelines, the Board reviews any relationships or transactions that might constitute a conflict of interest for a director. Under its charter, the Audit Committee reviews and, if appropriate, approves conflicts of interest or potential conflicts of interest involving our senior financial executives, as well as oversees the investigation of and acts, or recommends action of the Board, on any other violations or potential violations of our Code of Conduct or our Code of Ethics for Senior Financial Executives by executive officers.
The Board has adopted the Related-Person Transactions Policy and Procedures, which we refer to below as the Related-Person Policy. The current Related-Person Policy is posted on the Company’s website at https://ir.sealedair.com/corporate-governance/highlights. The Related-Person Policy provides for the review of all relationships and transactions in which the Company and any of its executive officers, directors or five-percent stockholders or their immediate family members are participants, to determine whether to approve or ratify such relationships or transactions, as well as whether such relationships or transactions might affect a director’s independence.
As of December 31, 2025, the Vanguard Group, Inc. managed funds holding in the aggregate more than 10% of the Company’s common stock. The Company formerly leased certain office space to Vanguard under an office lease based on arm’s length negotiation. During 2025, Vanguard paid the Company approximately $2.5 million to lease this office space and another $7 million to buy out the lease.
Director Independence
Under our Corporate Governance Guidelines adopted by the Board and the requirements of the New York Stock Exchange, the Board must consist of a majority of independent directors. The Board annually reviews the independence of all non-employee directors. The Board has established categorical standards consistent with the corporate governance standards of the New York Stock Exchange to assist it in making determinations of the independence of Board members. We have posted a copy of our Standards for Director Independence on our website at https://ir.sealedair.com/corporate-governance/highlights. These categorical standards require that, to be independent, a director may not have any material relationship with the Company. Even if a director meets all categorical standards for independence, the Board reviews other relationships with the Company in order to conclude that each independent director has no material relationship with the Company either directly or indirectly.
In making its independence determinations, the Board considered transactions occurring between the Company and Sodexo S.A., a supplier of food and facilities services to the Company in certain locations. Ms. Françoise Colpron began serving on the board of directors of Sodexo S.A. in 2025. All transactions between the Company and Sodexo S.A. have been and are at arm’s length and are conducted on a routine commercial basis. None of these transactions with Sodexo S.A. in the past three fiscal years exceeded the greater of $1 million or 2% of Sodexo S.A.'s consolidated gross revenues in the aggregate, and Ms. Colpron does not participate in any such transactions.
The Board has determined that all of the non-employee directors are independent, including: Zubaid Ahmad, Anthony J. Allott, Kevin C. Berryman, Françoise Colpron, Henry R. Keizer and Suzanne B. Rowland. The Board also determined that Harry A. Lawton III, who tendered his resignation from the Board on February 26, 2026, was independent.

Item 14. Principal Accountant Fees and Services
The following table sets forth the aggregate fees billed to us by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Audit fees(1)	$6,443,914	$6,875,665
Audit-related fees	—	—
Tax fees(2)	676,340	309,958
All other fees(3)	2,000	2,000
Total	$7,122,254	$7,187,623

(1)Includes services relating to the audit of the annual consolidated financial statements, audit of the effectiveness of internal control over financial reporting, review of quarterly consolidated financial statements, and for services that are normally provided in connection with statutory audits, issuance of comfort letters, consents, and review of documents filed with the SEC.
(2)Includes services for global tax compliance and other tax projects.
(3)Includes fees for accounting related research and disclosure software in 2025 and 2024.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy that requires the Audit Committee or its chair to pre-approve all engagements with our independent auditor. These services include audit services, audit-related services and tax services. Each year, the Audit Committee must approve the independent auditor’s retention to audit our financial statements, subject to ratification by the stockholders. The Audit Committee also approves the estimated fees associated with the audit before the audit begins. The Audit Committee or its chair also pre-approves any engagement of an auditing firm other than the independent auditor to perform a statutory audit for any of our subsidiaries. The Audit Committee or its chair pre-approved all audit, audit-related, tax and other services provided during 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this Annual Report on Form 10-K:
(1) Financial Statements
See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K in Part II Item 8.
(2) Financial Statement Schedule
See Schedule II — Valuation and Qualifying Accounts and Reserves — Years Ended December 31, 2025, 2024, and 2023 of this Annual Report on Form 10-K. The other schedules are omitted as they are not applicable or the amounts involved are not material.

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

2.4
Agreement and Plan of Merger, dated as of November 16, 2025, by and among Parent, Merger Sub and the Company (Exhibit 2.1 to the Company’s Current Report on Form 8-K, Date of Report November 16, 2025, File No. 1-12139, is incorporated herein by reference)**

3.1
Unofficial Composite Amended and Restated Certificate of Incorporation of the Company as currently in effect. (Exhibit 3.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)

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

10.8	Fees to be paid to the Company's Non-Employee Directors — 2026*

10.9
Fees to be paid to the Company's Non-Employee Directors - 2025. (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024, File No. 1-12139, is incorporated herein by reference.)*

10.10
Sealed Air Corporation Annual Incentive Plan, as amended and restated on October 4, 2017 (Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-12139, is incorporated herein by reference.)*

10.11
Sealed Air Corporation Deferred Compensation Plan for Key Employees (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 25, 2013, file No. 1-12139, is incorporated herein by reference.)*

10.12
Sealed Air Corporation Policy on Recoupment of Incentive Compensation from Executives in the Event of Certain Restatements, as amended February 18, 2010. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report February 18, 2010, File No. 1-12139, is incorporated herein by reference.)*

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

Exhibit Number	Description
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

10.21
Fifth Amended and Restated Syndicated Facility Agreement, dated as of October 31, 2025, by and among Sealed Air Corporation and certain of its subsidiaries party thereto, Bank of America, N.A., as agent, and the other financial institutions party thereto (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, File No. 1-12139, is incorporated herein by reference.)

10.22
Equity Purchase Agreement, dated as of April 30, 2019, by and between the Company, Automated Packaging Systems, Inc. and the Seller Parties named therein. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, File No. 1-12139, is incorporated herein by reference.)

10.23
Offer letter, dated March 15, 2023, between Dustin Semach and Sealed Air Corporation (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report March 15, 2023, File No. 1-12139, is incorporated herein by reference.)*

10.24
Offer Letter Amendment, dated March 20, 2023, between Dustin Semach and Sealed Air Corporation (Exhibit 10.2 to the Company's Current Report on Form 8-K, Date of Report March 15, 2023, File No. 1-12139, is incorporated herein by reference.)*

10.25

Offer Letter, dated June 7, 2024, between Patrick Kivits and Sealed Air Corporation. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 7, 2024, File No. 1-12139, is incorporated herein by reference.)*

10.26

Letter agreement, dated June 11, 2024, between Emile Chammas and Sealed Air Corporation. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report June 7, 2024, File No. 1-12139, is incorporated herein by reference.)*

10.27

Letter agreement, dated June 11, 2024, between Dustin Semach and Sealed Air Corporation. (Exhibit 10.3 to the Company’s Current Report on Form 8-K, Date of Report June 7, 2024, File No. 1-12139, is incorporated herein by reference.)*

10.28
Letter Agreement, dated February 12, 2025, between Dustin Semach and Sealed Air Corporation (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report February 12, 2025. File No. 1-12139, is incorporated herein by reference.)*

10.29
Offer Letter, dated August 27, 2024, between Steve Flannery and Sealed Air Corporation (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, File No. 1-12139, is incorporated herein by reference.)*

Exhibit Number	Description
10.30
Offer Letter Amendment, dated January 29, 2025, between Steve Flannery and Sealed Air Corporation (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, File No. 1-12139, is incorporated herein by reference.)*

10.31
Offer Letter Amendment, dated February 28, 2025, between Steve Flannery and Sealed Air Corporation (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, File No. 1-12139, is incorporated herein by reference.)*

10.32
Offer Letter, dated May 2, 2024, between Byron Racki and Sealed Air Corporation (Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, File No. 1-12139, is incorporated herein by reference.)*

10.33
Offer Letter, dated July 16, 2025, between Kristen Actis-Grande and Sealed Air Corporation. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report July 29, 2025, File No. 1-12139, is incorporated herein by reference.)*

10.34	Offer Letter, dated February 4, 2025, between Stefanie M. Holland and Sealed Air Corporation.*

10.35
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

10.39	Form of Notice of Grant of Restricted Stock Unit Award (Time-Vesting) under the Sealed Air Corporation 2014 Omnibus Incentive Plan, approved February 16, 2026.*

10.40
Form of Repayment Agreement with certain executive officers (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report December 18, 2025, File No. 1-12139, is incorporated herein by reference.)

19	Sealed Air Insider Trading Policy (Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, File No. 1-12139, is incorporated herein by reference.)

21	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Dustin J. Semach pursuant to Rule 13a-14(a), dated March 2, 2026.

31.2	Certification of Kristen Actis-Grande pursuant to Rule 13a-14(a), dated March 2, 2026.

32	Certification of Dustin J. Semach and Kristen Actis-Grande pursuant to 18 U.S.C. § 1350, dated March 2, 2026.

97	Sealed Air Corporation Clawback Policy (Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, File No. 1-12139, is incorporated herein by reference.)*

101.INS	Inline XBRL Instance Document - the Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

Exhibit Number	Description

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101).

*	Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.
**	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the SEC upon request.

(2) Financial Statement Schedule
SEALED AIR CORPORATION AND SUBSIDIARIES
SCHEDULE II
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2025, 2024 and 2023

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Foreign Currency Translation and Other	Balance at End of Year
(In millions)
Year Ended December 31, 2025
Allowance for credit losses on trade receivables	$12.6	$1.1	$(2.8)	(1)	$0.7	$11.6
Inventory obsolescence reserve	$45.4	$22.7	$(19.6)	(2)	$2.5	$51.0
Valuation allowance on deferred tax assets	$183.3	$16.4	$(0.4)	(3)	$20.5	$219.8
Allowance for credit loss on debt investment	$8.5	$—	$—	(4)	$—	$8.5
Year Ended December 31, 2024
Allowance for credit losses on trade receivables	$14.9	$1.3	$(3.0)	(1)	$(0.6)	$12.6
Inventory obsolescence reserve	$43.3	$18.6	$(14.3)	(2)	$(2.2)	$45.4
Valuation allowance on deferred tax assets	$205.6	$(3.0)	$(8.3)	(3)	$(11.0)	$183.3
Allowance for credit loss on debt investment	$—	$8.5	$—	(4)	$—	$8.5
Year Ended December 31, 2023
Allowance for credit losses on trade receivables	$11.5	$3.1	$—	(1)	$0.3	$14.9
Inventory obsolescence reserve	$28.9	$18.3	$(4.3)	(2)	$0.4	$43.3
Valuation allowance on deferred tax assets	$179.5	$13.2	$(0.2)	(3)	$13.1	$205.6

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
Date: March 2, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/S/ DUSTIN J. SEMACH	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2026
Dustin J. Semach

By:	/S/ KRISTEN ACTIS-GRANDE	Chief Financial Officer (Principal Financial Officer)	March 2, 2026
Kristen Actis-Grande

By:	/S/ VERONIKA JOHNSON	Chief Accounting Officer and Controller (Principal Accounting Officer)	March 2, 2026
Veronika Johnson

By:	/S/ ZUBAID AHMAD	Director	March 2, 2026
Zubaid Ahmad

By:	/S/ ANTHONY J. ALLOTT	Director	March 2, 2026
Anthony J. Allott

By:	/S/ KEVIN C. BERRYMAN	Director	March 2, 2026
Kevin C. Berryman

By:	/S/ FRANÇOISE COLPRON	Director	March 2, 2026
Françoise Colpron

By:	/S/ HENRY R. KEIZER	Director	March 2, 2026
Henry R. Keizer

By:	/S/ SUZANNE B. ROWLAND	Director	March 2, 2026
Suzanne B. Rowland